Form 10-K
period 1994-11-30
KAUFMAN & BROAD HOME CORP
filed 1995-02-28
CIK 795266

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

             /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1994

                                      OR

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

                          COMMISSION FILE NO. 1-9195

                      KAUFMAN AND BROAD HOME CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           INCORPORATED IN DELAWARE
                        (STATE OR OTHER JURISDICTION OF
                        INCORPORATION OR ORGANIZATION)

                                  95-3666267
                               (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

            10990 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA 90024
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 231-4000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                        ON WHICH REGISTERED
COMMON STOCK (PAR VALUE $1.00 PER SHARE)                   NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES A PARTICIPATING CUMULATIVE       NEW YORK STOCK EXCHANGE
  PREFERRED STOCK
DEPOSITARY SHARES, EACH REPRESENTING ONE-FIFTH OF A        NEW YORK STOCK EXCHANGE
  SHARE OF SERIES B MANDATORY CONVERSION PREMIUM
  DIVIDEND PREFERRED STOCK (PAR VALUE $1.00 PER SHARE)
10 3/8% SENIOR NOTES DUE 1999                              NEW YORK STOCK EXCHANGE
9 3/8% SENIOR SUBORDINATED NOTES DUE 2003                  NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES  X   NO
                                     ---     ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILES PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. / /

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE COMPANY ON JANUARY 31, 1995 WAS $376,616,612.

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK ON JANUARY 31, 1995 WAS AS FOLLOWS:

     Common Stock (par value $1.00 per share) 32,379,217 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  1994 Annual Report to Shareholders (incorporated into Part II).

Notice of 1995 Annual Meeting of Stockholders and Proxy Statement
(incorporated into Part III).

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company is a builder of single-family homes with domestic operations throughout the western United States, and international operations in France, Canada and Mexico. The Company is the largest home builder in the western United States and among the largest builders in greater metropolitan Paris, France. The Company builds and markets innovatively designed homes, generally in medium-sized developments close to major metropolitan areas, that cater primarily to first-time home buyers. In France, the Company is also a developer of commercial projects and high-density residential properties, such as condominium and apartment complexes. The Company also provides mortgage banking services to its domestic home buyers through its wholly owned subsidiary, Kaufman and Broad Mortgage Company ("KBMC").

     The Company's business originated in 1957 and was operated through various subsidiaries of SunAmerica Inc. ("SunAmerica"), previously known as Kaufman and Broad Inc. and Broad Inc., until 1986. At that time, SunAmerica transferred to the Company all of the outstanding stock of the subsidiaries then conducting SunAmerica's on-site housing businesses as well as the stock of KBMC. The Company shortly thereafter completed an initial public offering of its common stock, after which SunAmerica continued to own approximately 92.6% of the Company's outstanding common stock. In 1989, SunAmerica distributed substantially all of its holdings in the Company's common stock pro-rata to holders of SunAmerica's common stock. Immediately prior to this distribution, a wholly owned subsidiary of SunAmerica, Sun Life Insurance Company of America ("SLICA"), acquired warrants (the "Warrants") to purchase up to 7,500,000 shares of the Company's special common stock in connection with the financing of a portion of the special cash dividend paid to holders of the common stock at the time of the distribution.

     In 1992, pursuant to the exercise of certain registration rights held by SLICA, the Company registered shares of special common stock issuable upon exercise of the Warrants under the Securities Act of 1993, and subsequently issued 5,123,000 shares in connection with a public offering. At the conclusion of such offering, SLICA continued to retain the balance of Warrants to purchase 2,377,000 shares of special common stock. In November 1993, the Company commenced a tender offer to purchase all of its 5,123,000 outstanding shares of special common stock at a price of $19 per share. The offer concluded in December 1993 with a total of 2,331,785 shares tendered. Shortly thereafter, the Company purchased the remaining 2,377,000 Warrants held by SLICA, at a price equal to the tender offer price per share less the $6.96 per Warrant exercise price. As a result, SLICA no longer holds any Warrants, nor beneficially owns any shares of the Company's special common stock. The remaining 2,791,215 outstanding shares of special common stock were exchanged by the Company at a ratio of .95 shares of common stock for each share of special common stock on various dates throughout 1994. There were no outstanding shares of special common stock at November 30, 1994.

     The Company is a Delaware corporation and maintains its principal executive offices at 10990 Wilshire Boulevard, Los Angeles, California 90024. Its telephone number is (310) 231-4000. As used herein, the term "Company" refers to Kaufman and Broad Home Corporation and its subsidiaries, unless the context indicates otherwise.

MARKETS

     The Company's two principal geographic markets are the western United States (California, Nevada, Arizona, Colorado and Utah) and the greater metropolitan area of Paris, France. To a lesser extent, the Company builds single-family homes in Toronto, Canada. The Company delivered its first homes in California in 1963, France in 1970, Toronto in 1971, Nevada in 1993, and Arizona and Colorado in 1994. The Company expects to seek its first deliveries from its Salt Lake City, Utah and Mexico City divisions in 1995.

     United States. The Company continued to expand its domestic housing operations in 1994 as recently established divisions in Phoenix, Arizona and Denver, Colorado delivered their first homes during the year. These expansion efforts gained momentum as the Company initiated operations in Salt Lake City, Utah in the second half of 1994 and acquired Oppel Jenkins, a regional builder of single family homes primarily in Albuquerque, New Mexico in January 1995. The Company's operations in California accounted for 88% of domestic home deliveries in 1994, a percentage which is expected to decrease as the remaining domestic divisions establish and solidify their market positions.

     During the 1980s, the Company benefited from the relative strength and growth of the California housing market. With new housing permits issued in the state having declined in four of the last five years, the Company has maintained a trend of increasing deliveries in California during the past four years. While California housing permits increased approximately 8% in 1994, the Company delivered 6,238 new homes in California, an increase of 9% over the prior year. This increase was accomplished through further penetration of existing markets and expansion into areas of the state which were particularly attractive to first-time buyers.

     In Southern California, the Company concentrates its home building activity in Los Angeles, Kern, San Bernardino, Riverside, Orange and San Diego counties. In Northern California, the Company's activities are concentrated in the San Francisco Bay-San Jose, Monterey Bay, Sacramento, Central Valley and Fresno regions.

     To enhance its operating capabilities in regional submarkets, the Company conducted its domestic home building business in 1994 through twelve divisional offices and three satellite offices in California and one divisional office in each of Nevada, Arizona, Colorado, and Utah. In January 1995, the Company began operating in New Mexico with the acquisition of Oppel Jenkins.

     Most of the communities developed by the Company consist of single-family detached homes. Responding to the relative strength in the entry-level housing market in the 1990s, the Company reduced the average size of its California homes from 1,676 square feet in 1990 to 1,516 square feet in 1994. These homes ranged in size from 892 to 2,531 square feet in 1994 and sold at an average price of $165,900, well below the statewide new home average of $221,200, as a result of the Company's emphasis on the entry-level market.

     France. The Company delivered its first homes in France in 1970, and its first commercial development project in 1987. In 1994, the Company's French operations posted a slight pre-tax profit after having its first overall loss in 24 years in 1993. Beginning in 1986, the Company decided to concentrate its French operations solely in the greater metropolitan Paris market. Despite the current tenuous economic climate in France, the Company continues to believe that the greater Paris metropolitan area, which is the principal population, economic and government center of France, continues to offer long-term potential for growth in both the Company's residential and commercial operations.

     The French economy is large and diverse, continuing to rank among the top ten world economies in gross national product. The nation's residential and commercial real estate markets, particularly within the greater metropolitan Paris region, experienced substantial growth through the second half of the 1980s, as a strong economy and approaching European market unification fueled business expansion and individual home purchases. In the early 1990s, however, the French economy experienced a significant recession reflecting low consumer confidence, high unemployment and declines in both consumer and business investments in real estate. In spite of the recent modest improvement in the French economy, total housing units completed in the greater Paris region continued to decline in 1994. The Company focused on providing product to the entry-level buyer and as a result French deliveries increased in 1994, after having decreased in each of the preceding four years.

     In early 1994, as part of the Company's strategy to streamline operations in the midst of the modestly improved but still relatively weak French economy, the French home building operations were consolidated from two separate divisions, one of which focused on entry-level home buyers with the second concentrating on the upwardly mobile executive market. The consolidated division focused primarily on single-family detached and attached homes in 1994, ranging in size from 969 to 1,615 square feet with an average selling price of $182,300. This operation will continue to provide homes for both of the market niches previously serviced, with a greater emphasis on the entry-level market.

     In 1987, the Company formed another French division which has been engaged, directly and through joint ventures, in developing commercial office buildings and a variety of high-density residential projects in Paris for sale to institutional investors. Projects are generally pre-sold to investors prior to construction, and in many cases prior to the purchase of the land, in order to reduce market risks related to this business. Typically, the Company's policy is to fix its construction costs at the time it sells a project to investors. In the late 1980s and early 1990s, the Company's commercial development activities became an increasingly important segment of the French operations. More recently, however, with the completion of large projects in prior years, the level of commercial operations has declined as the market absorbed existing commercial properties.

     The Company's involvement in its most significant commercial project is as a member of a consortium, consisting of eight of France's largest financial institutions and three development firms, that was selected in 1992 to acquire and redevelop the former Paris headquarters of Esso, the French subsidiary of the Exxon Corporation located in the prestigious La Defense quarter of metropolitan Paris. The Company is both a minority partner in the joint venture and the managing contractor for the redevelopment work for which it will receive a contractor's fee. Development of this project has currently been postponed as the consortium made the decision to await the recovery of the commercial market.

     Canada. In addition to its principal markets in the western United States and France, the Company operates a housing division in Toronto, Canada, which has been slowly winding down over the past few years. When completed, the Company does not intend to have any further operations in Canada.

     Mexico. The Company determined that the projected growth in the Mexican economy and a shortage of housing in that country's major metropolitan areas would represent a unique opportunity for the Company, and on that basis established a new housing operation in Mexico City in 1993. However, recent economic events, particularly the series of sharp devaluations of the peso in early fiscal 1995, have slowed an already complex regulatory process and heightened market uncertainties for new home sales. As a result, the Company is currently reassessing its Mexican operations, with the level and timing of deliveries, if any, in 1995 remaining uncertain.

     Unconsolidated Joint Ventures. The Company currently participates in the development, construction and sale of residential properties and commercial projects through a number of unconsolidated joint ventures. These include joint ventures in the Paris, Los Angeles and Toronto metropolitan areas.

     Selected Market Data. The following table sets forth, for each of the Company's markets, unit deliveries, average selling price of homes and total construction revenues for the years ended November 30, 1994, 1993 and 1992 (excluding the effect of unconsolidated joint ventures).

                                                                     YEARS ENDED NOVEMBER 30,
                                                                 ---------------------------------
                                                                   1994        1993        1992
                                                                 ---------   ---------   ---------
United States:
  Unit deliveries.............................................       7,072       5,952       3,944
  Average selling price.......................................   $ 159,900   $ 161,200   $ 164,100
  Total construction revenues (in millions)(1)................   $ 1,149.2   $   960.9   $   650.0
France:
  Unit deliveries.............................................         685         657         839
  Average selling price(2)....................................   $ 182,300   $ 187,800   $ 217,400
  Total construction revenues (in millions)(1)(2).............   $   143.4   $   219.8   $   375.0
Canada:
  Unit deliveries.............................................          67         155         170
  Average selling price(2)....................................   $  97,300   $  88,300   $ 109,900
  Total construction revenues (in millions)(1)(2).............   $    15.0   $    19.1   $    27.5
Total:
  Unit deliveries.............................................       7,824       6,764       4,953
  Average selling price(2)....................................   $ 161,300   $ 162,100   $ 171,300
  Total construction revenues (in millions)(1)(2).............   $ 1,307.6   $ 1,199.8   $ 1,052.5

- ------------

(1) Total construction revenues include revenues from commercial and residential development activities and land sales.

(2) Average selling prices and total construction revenues for France and Canada have been translated into U.S. dollars using weighted average exchange rates for each period.

LOCAL EXPERTISE

     Management believes that its business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes in specific markets and to assess the regulatory environment. The Company's divisional structure is designed to utilize local market expertise. The Company has experienced management teams in each of its regional submarkets. Although the Company has increasingly centralized certain functions, such as marketing, materials purchasing and product development, during the last three years to benefit from economies of scale, local management continues to exercise considerable autonomy in identifying land acquisition opportunities, developing sales strategies, conducting production operations and controlling costs.

     In France, the Company has assembled a management team which is highly experienced in the financing, development, construction and rehabilitation of commercial and high-density residential projects, as well as single-family housing. This expertise includes knowledge of local markets and the regulatory environment.

INNOVATIVE DESIGN AND MARKETING STRATEGY

     The Company believes that it has been and continues to be an innovator in the design of entry-level homes for the first-time buyer. The Company's in-house architectural services group has been successful in creating distinctive design features that are not typically found in comparably priced homes. The Company is typically able to offer as standard features vaulted ceilings, floor-to-ceiling windows, fireplaces, wall-to-wall carpeting and front-yard landscaping. In France, the Company created a village concept through the elimination of front-yard walls and the extensive use of landscaping. It also introduced to the French market the American concept of a master bedroom suite, as well as walk-in closets, built-in kitchen cabinetry and two-car garages. The Company believes that in each of its residential markets, its value engineering enables it to offer appealing and well-designed homes without increasing construction costs.

     In all of its residential markets, the sale of homes is carried out by the Company's in-house sales force. The Company markets its homes principally through the use of fully furnished and landscaped model homes which are decorated to emphasize the distinctive design features. The Company also markets its homes through various types of media, including newspaper advertisements, highway signs and direct mail. In addition, the Company extends its marketing programs beyond these traditional real estate avenues through the use of television advertising, off-site telemarketing, and large-scale promotions.

     Since 1985, the Company's California divisions have utilized an umbrella marketing concept, The California Series(R). This concept seeks to increase brand identification by incorporating certain common features in the marketing programs of its different development communities and by using "California" in the names of these communities. The Company has registered this trademark name and features The California Series(R) designs in its sales brochures and other promotional material.

COMMUNITY DEVELOPMENT

     The community development process generally consists of three phases: land acquisition; land development; and home construction and sale. The normal development cycle for a community has in the past ranged from six to 20 months in California and from 12 to 30 months in France. The development cycle varies depending on the extent of government approvals required, the size of the development, the site preparation necessary and marketing results.

     The Company attempts to acquire finished lots within its pricing parameters, where available, enabling it to deliver completed homes shortly after acquisition. The total number of lots in the Company's domestic new home communities vary significantly, but typically are comprised of 50 to 250 lots. These domestic developments usually include three different home designs, and in 1994 offered average lot sizes of approximately 6,000 square feet. In France, typical single-family developments are smaller, consisting of approximately 50 lots, with lot sizes of about 4,500 square feet.

     Land Acquisition and Development. The Company utilizes an in-house staff of land acquisition specialists at each division who carry out extensive site selection research and analysis in order to identify properties in desirable locations consistent with the Company's market strategy. In acquiring land, the Company considers such factors as: current market conditions, with an emphasis on the prices of comparable homes in the particular market; proximity to metropolitan areas; population, industrial and commercial growth patterns; estimated costs of completed lot development; customer preferences; and environmental matters. Senior corporate management controls the commitment of the Company's resources for land acquisition and utilizes a series of specific financial and budgetary controls in approving acquisition opportunities identified by division land acquisition personnel.

     The following table shows the number of lots owned by the Company in various stages of development and under option contract in its principal markets as of November 30, 1994. The following table does not include acreage which has not yet been approved for subdivision into lots. This excluded acreage includes 926 acres owned in the United States and 223 acres owned in other areas.

                                                                                          TOTAL LOTS
                                      HOMES/LOTS IN      LAND UNDER       LOTS UNDER       OWNED OR
                                       PRODUCTION        DEVELOPMENT        OPTION       UNDER OPTION
                                      -------------      -----------      ----------     ------------
    United States.................       10,963             12,203          14,304          37,470
    France........................          836                 83             241           1,160
    Canada and other..............          415                 --              --             415
                                         ------             ------          ------          ------
              Total...............       12,214             12,286          14,545          39,045
                                         ======             ======          ======          ======

     The Company has focused its domestic efforts on acquiring finished or partially improved lots, usually under options which are exercised as the lots are needed. The purchase of finished lots generally allows the Company to begin delivery of finished homes within six months of the purchase of such lots and reduces the risks of unforeseen improvement costs and volatile market conditions. During the early 1990s, the Company made a number of advantageous purchases of finished lots in California, as many builders were unable to proceed with projects due to the tight restrictions on the availability of capital imposed by financial institutions. Although such opportunities were not as prevalent in the Company's domestic markets in 1994, the Company expects to continue this strategy into the immediate future to the extent such opportunities remain available.

     While the Company has significantly reduced the proportion of unentitled and unimproved land purchases, when all acquired property is considered, the Company has and expects to continue to purchase raw land under options which require little or no initial payments, or pursuant to purchase agreements in which the Company's obligations are contingent upon the Company being satisfied with the feasibility of developing and selling homes. During the option period of its acquisition agreements, the Company performs technical, environmental, engineering and entitlement feasibility studies and seeks to obtain necessary government approvals. The use of option arrangements allows the Company to evaluate and obtain regulatory approvals for a project, to reduce its financial commitments, including interest and other carrying costs, and to minimize land inventories. It also improves the Company's capacity to estimate costs accurately, an important element in planning communities and pricing homes. Generally, the Company purchases only amounts sufficient for its expected production needs and does not purchase land for speculative investment.

     In France, as a result of the continued uncertainty in the French real estate market, the Company is employing a number of recession-conscious strategies, including a greater emphasis on the entry-level market segment, the consolidation of its two principal home building divisions and generally more restrictive policies regarding new land acquisition.

     Home Construction and Sale. Following the purchase of land and, if necessary, the completion of the entitlement process, the Company typically begins marketing the homes and constructing several model homes. The construction of production homes is generally contingent upon customer orders to minimize the costs and risks of standing inventory. However, due to persistent increases in mortgage interest rates triggered by actions of the Federal Reserve in 1994 and greater competition during the year, the Company experienced higher levels of standing inventory than in previous years.

     The Company acts as the general contractor for its communities and hires subcontractors for all production. The use of subcontractors enables the Company to reduce its investment in direct employee labor costs, equipment and facilities. Where practical, the Company uses mass production techniques, construction on contiguous lots, and prepackaged, standardized components and materials to streamline the on-site production phase. During the early 1990s, the Company developed a system of national purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs. At all stages of production, the Company's own administrative and on-site supervisory personnel coordinate the activities of subcontractors and subject their work to quality and cost controls.

     The Company generally prices its homes only after it has entered into contracts for the construction of such homes with subcontractors, an approach which improves its ability to estimate costs accurately.

     The Company provides customers with a warranty program operated by the personnel in each of its divisions to give customers prompt and efficient post-delivery service. The warranty program covers certain repairs which may be necessary following new home construction. In the aggregate, the costs associated with the Company's warranty program are not material to its operations.

CYCLICALITY

     The Company's business, and the housing industry in general, are cyclical. The Company's operations and markets are affected by local and regional factors such as local economies, demographic demand for housing, population growth, property taxes and energy costs, and by national factors such as short and long-term interest rates, federal mortgage financing programs, federal income tax provisions and general economic trends. Net orders often vary on a seasonal basis, with the lowest sales activity typically occurring in the winter months. While it is difficult to determine the precise impact of higher mortgage interest rates on sales activity, the Company believes that in 1994 the trends in net orders and unit deliveries were adversely affected as the Federal Reserve increased interest rates several times, resulting in mortgage interest rates rising by more than two percentage points during the year.

BACKLOG

     Sales of the Company's homes are made pursuant to standard sales contracts, which generally require a customer deposit at the time of execution and an additional payment upon mortgage approval. The Company generally permits customers to cancel their obligations and obtain refunds of their deposits in the event mortgage financing is unobtainable within a specified period of time.

     Backlog consists of homes for which the Company has entered into a sales contract but which it has not yet delivered. Ending backlog represents the number of units in backlog from the previous period plus the number of net orders (sales made less cancellations) taken during the current period minus unit deliveries made during the current period. The backlog at any given time will be affected by cancellations which most commonly result from the inability of a prospective purchaser to obtain financing. Historically, the Company's cancellation rates have increased during difficult economic periods. In addition, as demonstrated by the table below, deliveries of new homes have typically increased from the first to the fourth quarter in any year. Accordingly, the Company usually experiences a relatively low backlog of orders at year end.

     The following table sets forth net orders, unit deliveries and ending backlog relating to sales of homes and homes under contract for each quarter during the three-year period ended November 30, 1994.

                                                    NET              UNIT            ENDING
                                                   ORDERS         DELIVERIES         BACKLOG
                                                   ------         ----------         -------
        Fiscal 1994:
          First Quarter..........................  1,684             1,539            1,204
          Second Quarter.........................  2,035             1,954            1,285
          Third Quarter..........................  2,078             2,082            1,281
          Fourth Quarter.........................  1,984             2,249            1,016
        Fiscal 1993:
          First Quarter..........................  1,387             1,067            1,451
          Second Quarter.........................  1,752             1,558            1,645
          Third Quarter..........................  1,717             1,885            1,477
          Fourth Quarter.........................  1,836             2,254            1,059
        Fiscal 1992:
          First Quarter..........................  1,084               846            1,091
          Second Quarter.........................  1,422             1,140            1,373
          Third Quarter..........................  1,468             1,309            1,532
          Fourth Quarter.........................  1,257             1,658            1,131

LAND AND RAW MATERIALS

     Management believes that the Company's current supply of land is sufficient for its reasonably anticipated needs, and that it will be able to acquire land on acceptable terms for future housing developments. The principal raw materials used in the construction of homes are concrete and forest products. In addition, the Company uses a variety of other construction materials, including sheetrock and glass. The Company attempts to maintain efficient operations by utilizing standardized materials which are commercially available on competitive terms from a variety of sources. Since 1992, the Company has increasingly utilized centralized purchasing of certain building materials, appliances and fixtures, enabling it to benefit from large quantity purchase discounts for its domestic operations. The Company makes bulk purchases of such products at favorable prices from suppliers and instructs subcontractors to submit bids based on such prices.

     The principal materials used in the construction of French commercial buildings are steel, concrete and glass.

LAND SALES

     In the normal course of its business, the Company sells land which does not meet its marketing needs. This property usually consists of land zoned for multi-family or commercial use which is part of a larger parcel being developed for single-family homes or land in areas where the Company may consider its inventory to be greater than can be absorbed in a desirable amount of time.

CUSTOMER FINANCING -- KAUFMAN AND BROAD MORTGAGE COMPANY

     At the Company's communities in the United States, on-site personnel facilitate sales by offering to arrange financing for prospective customers through KBMC. Management believes that the ability to offer customers financing on firm, competitive terms as a part of the sales process is an important factor in completing sales. The Company typically assists customers in arranging for guaranteed maximum interest rates at the time of sale even though delivery may take place in the future.

     KBMC's business consists of providing the Company's domestic customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KBMC has its headquarters in Los Angeles and operates branch offices in Anaheim, Dublin, Fremont, Fresno, Los

Angeles, Modesto, Newport Beach, Palmdale, Sacramento, Salinas, San Diego and Santa Rosa, California; Las Vegas, Nevada; Phoenix, Arizona; and Denver, Colorado. Offices are also expected to be opened in Salt Lake City, Utah and Albuquerque, New Mexico in 1995.

     KBMC's principal sources of revenues are: (i) interest income earned on mortgage loans during the period they are held by KBMC prior to their sale to investors; (ii) net gains from the sale of loans; (iii) loan servicing fees; and
(iv) revenues from the sale of the rights to service loans.

     KBMC is approved by the Government National Mortgage Association ("GNMA") as a seller-servicer of Federal Housing Administration ("FHA") and Veterans Administration ("VA") loans. A portion of the conventional loans originated by KBMC (i.e., loans other than those insured by FHA or guaranteed by VA) qualify for inclusion in loan guarantee programs sponsored by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). KBMC arranges for fixed and adjustable rate, conventional, privately insured mortgages, FHA-insured or VA-guaranteed mortgages, and mortgages funded by revenue bond programs of states and municipalities. In fiscal 1994, approximately 42% of the mortgages originated for the Company's customers were FHA-insured or VA-guaranteed, 28% were conventional (most of which conformed to FNMA and FHLMC guidelines), 17% were adjustable rate mortgages ("ARMs") primarily provided through commitments from institutional investors and 13% were funded by mortgage revenue bond programs. The percentages set forth above change from year to year reflecting then-current fixed interest rates, introductory rates for ARMs, housing prices and other economic conditions. In 1994, KBMC originated loans for 80% of the Company's domestic home deliveries. Generally, KBMC receives an origination fee of approximately 1% of the principal amount of the loan.

     KBMC is a delegated underwriter under the FHA Direct Endorsement and VA Automatic programs in accordance with criteria established by such agencies. Additionally, KBMC has delegated underwriting authority from FNMA and FHLMC. As a delegated underwriter, KBMC may underwrite and close mortgage loans under programs sponsored by these agencies without their prior approval, which expedites the loan origination process.

     KBMC, like other mortgage bankers, customarily sells nearly all of the loans that it originates. Loans are sold either individually or in pools to GNMA, FNMA or FHLMC or against forward commitments to institutional investors, including banks and savings and loan associations.

     In some cases, KBMC retains the rights to service the mortgages that it originates. Servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, monitoring delinquent mortgages and generally administering the loans.

     KBMC receives fees for servicing mortgage loans, generally ranging from .20% per annum to .50% per annum on the declining principal balances of the loans. KBMC sells the majority of such servicing rights on a regular basis.

     The Company also assists its customers in France by arranging financing through third party lenders, primarily major French banks with which the Company has established relationships. In some cases, French customers qualify for certain government-assisted, home financing programs. A second mortgage is usually handled through a government agency. A home buyer in France may also have a third mortgage provided through credit unions or other employee groups.

EMPLOYEES

     The Company employs a trained staff of land acquisition specialists, architects, planners, engineers, construction supervisors, marketing and sales personnel and finance and accounting personnel, supplemented as necessary by outside consultants, who guide the development of communities from their conception through the marketing and sale of completed homes.

     At January 31, 1995, the Company had approximately 1,330 full-time employees in its operations, including approximately 150 in KBMC's operations.

COMPETITION AND OTHER FACTORS

     The Company's business is highly competitive. It competes primarily on the basis of price, location, financing, design, reputation, quality and amenities with numerous housing producers ranging from regional and national firms to small builders. Resales of housing provide additional competition. In certain markets and at times when housing demand is high, the Company also competes with other builders to hire subcontractors.

     KBMC competes with other mortgage lenders, including mortgage bankers, savings and loan associations and other financial institutions, in the origination, sale and servicing of mortgage loans.

     During 1994, the Company was faced with the additional challenge of six interest rate hikes by the Federal Reserve, raising mortgage interest rates by more than two percentage points. Further increases in interest rates could have a negative impact on the Company's operations in that such increases adversely affect the availability of home financing to, or qualification for such financing by, the Company's customers. Conversely, significant reductions in interest rates will likely have a generally positive effect on the Company's operations.

     The Company does not generally finance the development of its domestic communities with proceeds of loans specifically obtained for, or secured by, particular communities, i.e., project financing. Instead, the financing of the Company's domestic operations has been primarily generated from results of operations, public debt and equity financing and borrowings under its $500 million unsecured revolving credit facility with a consortium of domestic and foreign banks. During 1994, this revolving credit facility was increased from $350 million to its current $500 million capacity, with a $200 million sublimit for the Company's mortgage banking operations. Financing of its French operations has been primarily generated from results of operations and borrowings from its aggregate $159 million unsecured committed credit lines from a series of foreign banks. As a result of these diverse external sources of financing, the Company was not adversely affected by the tight credit conditions that much of the home building industry experienced during the recent recession, both domestically and in France.

REGULATION AND ENVIRONMENTAL MATTERS

     The housing industry is subject to extensive and complex regulations. The Company and its subcontractors must comply with various federal, state and local laws, ordinances, rules and regulations concerning zoning, building design, construction and similar matters. The operations of the Company are affected by environmental laws and regulations, including regulations pertaining to availability of water, municipal sewage treatment capacity, land use, protection of endangered species, population density and preservation of the natural terrain and coastlines. These and other requirements could become more restrictive in the future, resulting in additional time and expense to obtain approvals for the development of communities.

     The Company is also subject to regulations and restrictions by the governments of France, Canada and Mexico concerning investments in business operations in those countries by United States companies, none of which has to date had a material adverse effect on the Company's consolidated operations. The Company's foreign operations are subject to exchange rate fluctuations, which affect the Company's financial statements and the reporting of profits and payment of dividends from foreign subsidiaries, to restrictive foreign government regulations which may be in effect from time to time and to the terms of the Foreign Corrupt Practices Act with which it is the strict policy of the Company to comply. The Company has engaged in the past in hedging transactions to mitigate the effect of exchange rate fluctuations on its French subsidiaries' profits. In addition, the Company has received dividends from its French and Canadian operations without burdensome restrictions, although tax considerations have limited the amount of such dividends.

     KBMC is subject to numerous federal, state and local laws, ordinances, rules and regulations concerning loans to purchasers of homes as well as Company eligibility for participation in programs of the VA, FHA, GNMA, FNMA and FHLMC.

     The Company entered into a consent order with the Federal Trade Commission ("FTC") in 1979 pursuant to which the Company agreed to provide explicit warranties on the quality and workmanship of its new homes, follow certain guidelines in advertising and provide certain disclosures to any prospective purchaser who visits Company sales offices or model homes. In 1991, the Company reached a monetary settlement with the FTC, covering alleged violations of the Company's consent order. The FTC acknowledged that the Company did not admit any of the allegations and did not impose any additional requirements on the Company.

     The Company currently has policies of using outside environmental specialists to investigate land considered for acquisition for environmental risks and requiring disclosure from land sellers of known environmental risks. Despite these activities, there can be no assurance that the Company will avoid material liabilities relating to the removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned by the Company. Costs associated with the use of environmental consultants are not material to the Company's results of operations. No estimate of such potential liabilities can be made although the Company may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, the Company takes steps prior to acquisition to assure itself as to the precise scope of work required and costs associated with removal, site restoration and/or monitoring, using detailed investigations by environmental consultants. To the extent such costs have occurred in the past, the Company believes it may be able to recover such costs from third parties, including, but not limited to, the generators of hazardous waste, land sellers or others in the prior chain of title and/or insurers. Utilizing such policies, the Company anticipates that it is not likely that environmental clean-up costs will have a material effect on future results of operations or the Company's financial position. The Company has not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by the Company are identified by the Environmental Protection Agency as being a "Superfund" clean-up site requiring clean-up costs, which could have a material effect on future results of operations or the Company's financial position.

ITEM 2. PROPERTIES

     The Company's executive offices are in leased premises at 10990 Wilshire Boulevard, Los Angeles, California. The Company's housing operations are principally conducted from leased premises located in Anaheim, Bakersfield, Dublin, Fremont, Fresno, Los Angeles, Modesto, Newport Beach, Palmdale, Pleasanton, Sacramento, Salinas, San Diego and Santa Rosa, California; Las Vegas, Nevada; Phoenix, Arizona; Denver, Colorado; Salt Lake City, Utah; Paris, France; Toronto, Canada; and Mexico City, Mexico. The Company began operating in New Mexico in January 1995 with the acquisition of Oppel Jenkins.

     The Company's mortgage banking subsidiaries lease executive offices in Los Angeles, California and branch offices in Anaheim, Dublin, Fremont, Fresno, Los Angeles, Modesto, Newport Beach, Palmdale, Sacramento, Salinas, San Diego and Santa Rosa, California; Las Vegas, Nevada; Phoenix, Arizona; and Denver, Colorado. Offices are also expected to be opened in Salt Lake City, Utah and Albuquerque, New Mexico in 1995.

     The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its businesses.

ITEM 3.  LEGAL PROCEEDINGS

     In late August 1992, the Company and certain past and present officers of the Company were named as defendants in two actions filed in the United States District Court, Central District of California on behalf of certain shareholders alleging violations of certain federal securities laws. In February 1993, the actions were consolidated and maintained under the title of In Re Kaufman and Broad Home Corporation Securities Litigation, Case No. 92-5049-WJR (Shx).

     Although the Company and the individual defendants denied allegations and vigorously defended the litigation, the defendants, in consultation with the Company's primary directors and officers' liability insurer, considered that continuing the litigation to trial would be protracted and expensive and concluded that it was desirable to settle the litigation in order to limit further expense, inconvenience and distraction. As a result, in 1994, the defendants together with their insurer, executed a formal agreement to settle the litigation; the Company's share of the settlement payment was $1,600,000. Although final consummation of this settlement is conditioned upon approval by the United States District Court, the Company expects the settlement to proceed in due course. Under the terms of the settlement, the Company and the individual defendants expressly denied any liability related to the plaintiffs' allegations.

     In August 1992, homeowners from the Company's California Meadows community in Riverside County filed a lawsuit against the Company in Riverside County Superior Court seeking compensatory and punitive damages and alleging, among other things, defective construction, breach of warranty, negligence and fraud. The owners of approximately 120 homes are currently involved in the litigation. In February 1994 the Company filed cross-complaints against all relevant subcontractors and certain other third parties. The Company believes that it has acted fairly and responsibly toward all homeowners at that community. Based upon its thorough investigation of the site, the Company believes that the allegations in this lawsuit are substantially without merit and intends to vigorously contest the claims.

     The Company is involved in other litigation incidental to its business. These cases are in various stages of development and, based on reports of counsel, it is management's opinion that provisions made for potential losses are adequate and any further liabilities and costs arising out of currently pending litigation will not have a materially adverse effect upon the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1994 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information regarding the executive officers of the Company as of January 31, 1995:

                                                               YEAR
                                                             ASSUMED            OTHER POSITIONS AND OTHER
                                  PRESENT POSITION AT        PRESENT           BUSINESS EXPERIENCE WITHIN
         NAME          AGE          JANUARY 31, 1995         POSITION            THE LAST FIVE YEARS(1)               FROM - TO
- ---------------------- ---   ------------------------------  --------   -----------------------------------------  ---------------
Bruce Karatz           49    Chairman, President and           1993     President and Chief Executive Officer      1986 - 1993
                               Chief Executive Officer

Roger B. Menard        53    Executive Vice President          1993     Executive Vice President and President     1992 - 1993
                               and President of United                      of California Operations
                               States Operations                        President of Kaufman and Broad-South Bay,  1985 - 1992
                                                                          Inc.

Guy Nafilyan           50    Executive Vice President          1992     President and Chief Executive Officer      1983 - Present
                               and President of European                of Kaufman and Broad France
                               Operations                               Senior Vice President                      1987 - 1992

Michael F. Henn        46    Senior Vice President and         1994     Executive Vice President, Chief Financial  1986 - 1994
                               Chief Financial Officer                  and Administrative Officer, The Vons
                                                                        Companies, Inc.

Barton P. Pachino      35    Senior Vice President             1993     Vice President and Corporate Counsel       1991 - 1993
                               and General Counsel                      Associate Corporate Counsel                1987 - 1991

Albert Z. Praw         46    Senior Vice President,            1994     Partner in law firm of Sidley & Austin     1992 - 1994
                               Real Estate                              Senior Vice President, General             1989 - 1992
                                                                        Counsel and Secretary

Michael L. Woodley     37    Senior Vice President,            1992     Vice President, Architecture               1989 - 1992
                               Architecture

Marc I. Chasman        31    Vice President                    1993     Treasurer                                  1991 - 1993
                               and Treasurer                            Manager, Strategic Planning                1991
                                                                        Manager, Corporate Finance                 1990 - 1991

William R. Hollinger   36    Vice President                    1992     Director of Accounting                     1988 - 1992
                               and Controller

Alan Kaye              41    Vice President,                   1991     Senior Vice President for                  1988 - 1991
                               Human Resources and                      Human Resources and Corporate Services,
                               Organizational Planning                      Columbia Savings & Loan Association

- ---------------

(1) All positions described were with the Company, unless otherwise indicated.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of January 31, 1995, there were 2,342 holders of record of the Company's common stock.

     Information as to the Company's quarterly stock prices is included on the inside back cover of the Company's 1994 Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K.

     Information as to the principal markets on which the Company's common stock is being traded and quarterly cash dividends is included on the inside back cover of the Company's 1994 Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The Five Year Summary of Kaufman and Broad Home Corporation and its consolidated subsidiaries for the five-year period ended November 30, 1994 is included on page 24 in the Company's 1994 Annual Report to Shareholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K. It should be read in conjunction with the consolidated financial statements included in the Company's 1994 Annual Report to Shareholders which are also included as part of Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations of Kaufman and Broad Home Corporation is included on pages 25 through 32 in the Company's 1994 Annual Report to Shareholders, which are included as part of Exhibit 13 and are incorporated in this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Kaufman and Broad Home Corporation are included on pages 33 through 45 in the Company's 1994 Annual Report to Shareholders, which are included as part of Exhibit 13 and are incorporated in this Annual Report on Form 10-K. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The Notice of 1995 Annual Meeting of Stockholders and Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13) except for the information regarding the executive officers of the Company, which is included in Part I on page 11 herein.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS

        Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

    EXHIBITS

        EXHIBIT
          NO.                                       DESCRIPTION
        -------                                     -----------
         3.1          Amended Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-6471 on Form S-1, is
                      incorporated by reference herein.
         3.2          Amendment to Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-30140 on Form S-1, is
                      incorporated by reference herein.
         3.3          Certificate of Designation of Series A Participating Cumulative
                      Preferred Stock, filed as an exhibit to the Company's Registration
                      Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
         3.4          Certificate of Designation of Series B Mandatory Conversion Premium
                      Dividend Preferred Stock, filed as an exhibit to the Company's
                      Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
         3.5          Amended Certificate of Designation of Series B Mandatory Conversion
                      Premium Dividend Preferred Stock, filed as an exhibit to the Company's
                      Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
         3.6          By-Laws, filed as an exhibit to the Company's Registration Statement No.
                      33-30140 on Form S-1, is incorporated by reference herein.
         4.1          Amended Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-6471 on Form S-1, is
                      incorporated by reference herein.
         4.2          Amendment to Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-30140 on Form S-1, is
                      incorporated by reference herein.
         4.3          By-Laws, filed as an exhibit to the Company's Registration Statement No.
                      33-30140 on Form S-1, is incorporated by reference herein.
         4.4          Rights Agreement between the Company and Bank of America National Trust and Savings Association, successor-by-merger to Security Pacific
                      National Bank, as Rights Agent, dated February 21, 1989, filed as an exhibit to the Company's 1989 Annual Report on Form 10-K, is incorporated by reference herein.
         4.5          Indenture relating to 10 3/8% Senior Notes due 1999 between the Company and NBD Bank, N.A., dated September 1, 1992, filed as an exhibit to the
                      Company's Registration Statement No. 33-50732 on Form S-3, is
                      incorporated by reference herein.
         4.6          Specimen of 10 3/8% Senior Notes filed as an exhibit to the Company's
                      Current Report on Form 8-K, reporting certain exhibits in connection with the Company's Registration Statement No. 33-50732 on Form S-3 filed by the Company relating to the registration of 10 3/8% Senior Notes due
                      1999, is incorporated by reference herein.
         4.7          Indenture relating to 9 3/8% Senior Subordinated Notes due 2003 between the Company and First National Bank of Boston, dated May 1, 1993, filed as an exhibit to the Company's Registration Statement No. 33-59516 on
                      Form S-3, is incorporated by reference herein.

        EXHIBIT
          NO.                                       DESCRIPTION
        -------                                     -----------
         4.8          Specimen of 9 3/8% Senior Subordinated Notes filed as an exhibit to the
                      Registration Statement No. 33-59516 on Form S-3 filed by the Company relating to the registration of 9 3/8% Senior Subordinated Notes due
                      2003, is incorporated by reference herein.
        10.1          Employment Contract of Bruce Karatz, dated January 4, 1988, filed as an exhibit to the Company's 1987 Annual Report on Form 10-K, is incorporated by reference herein.
        10.2          1986 Stock Option Plan, filed as an exhibit to the Company's
                      Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
        10.3          1988 Employee Stock Plan, filed as an exhibit to the definitive Joint
                      Proxy Statement for the Company's 1989 Special Meeting of Shareholders,
                      is incorporated by reference herein.
        10.4          Consent Order, Federal Trade Commission Docket No. C-2954, dated
                      February 12, 1979, filed as an exhibit to the Company's Registration
                      Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
        10.5          SunAmerica Inc. Executive Deferred Compensation Plan, approved September
                      25, 1985, filed as an exhibit to SunAmerica Inc.'s 1985 Annual Report on
                      Form 10-K, is incorporated by reference herein.
        10.6          Directors' Deferred Compensation Plan established effective July 27,
                      1989, filed as an exhibit to the Company's 1989 Annual Report on Form
                      10-K, is incorporated by reference herein.
        10.7          Settlement with Federal Trade Commission of June 27, 1991, filed as an exhibit to the Company's Current Report on Form 8-K, dated June 28,
                      1991, is incorporated by reference herein.
        10.8          Indenture relating to 10 3/8% Senior Notes due 1999 between the Company and NBD Bank, N.A., dated September 1, 1992, filed as an exhibit to the
                      Company's Registration Statement No. 33-50732 on Form S-3, is
                      incorporated by reference herein.
        10.9          Indenture relating to 9 3/8% Senior Subordinated Notes due 2003 between the Company and First National Bank of Boston, dated May 1, 1993, filed as an exhibit to the Company's Registration Statement No. 33-59516 on
                      Form S-3, is incorporated by reference herein.
        10.10         Employment Contract of Roger B. Menard, dated April 6, 1992, filed as an exhibit to the Company's 1992 Annual Report on Form 10-K, is incorporated by reference herein.
        10.11         1993 Directors' Stock Plan, approved April 1, 1993, filed as an exhibit to the definitive Proxy Statement for the Company's 1993 Annual Meeting
                      of Shareholders, is incorporated by reference herein.
        10.12         Amendments to the Kaufman and Broad Home Corporation 1988 Employee Stock
                      Plan dated January 27, 1994, filed as an exhibit to the Company's 1994
                      Annual Report on Form 10-K.
        10.13         Employment Agreement of Albert Z. Praw, dated February 20, 1994, filed as an exhibit to the Company's 1994 Annual Report on Form 10-K.
        10.14         Employment Agreement of Michael F. Henn, dated June 7, 1994, filed as an exhibit to the Company's 1994 Annual Report on Form 10-K.
        10.15         Third Amended and Restated Loan Agreement among the Company, Bank of
                      America National Trust and Savings Association, and the First National
                      Bank of Chicago, as managing agents, and the banks listed therein, dated
                      November 21, 1994, filed as an exhibit to the Company's 1994 Annual
                      Report on Form 10-K.
        10.16         Letter dated February 16, 1995 amending Employment Contract of Bruce
                      Karatz, filed as an exhibit to the Company's 1994 Annual Report on Form
                      10-K.
        10.17         Letter dated February 27, 1995 amending Employment Contract of Roger B.
                      Menard, filed as an exhibit to the Company's 1994 Annual Report on Form
                      10-K.
        11            Statement of Computation of Per Share Earnings.

        EXHIBIT
          NO.                                       DESCRIPTION
        -------                                     -----------
        13            Pages 24 through 45 and the inside back cover of the Company's 1994
                      Annual Report to Shareholders.
        22            Subsidiaries of the Company.
        24            Consent of Independent Auditors.

     FINANCIAL STATEMENT SCHEDULES

          Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter of 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KAUFMAN AND BROAD HOME CORPORATION

                                          By:         MICHAEL F. HENN
                                              ------------------------------
                                                      Michael F. Henn
                                                   Senior Vice President
                                                and Chief Financial Officer
Dated: February 27, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

                   SIGNATURE                             TITLE                        DATE
                   ---------                             -----                        ----

                 BRUCE KARATZ                   Chairman, President             February 27, 1995
     ------------------------------------       and Chief Executive
                 Bruce Karatz                   Officer

                MICHAEL F. HENN                 Senior Vice President           February 27, 1995
     ------------------------------------       and Chief Financial Officer
                Michael F. Henn

                  ELI BROAD                     Founder-Chairman                February 27, 1995
     ------------------------------------
                  Eli Broad

                  JANE EVANS                    Director                        February 27, 1995
     ------------------------------------
                  Jane Evans

               DR. RAY R. IRANI                 Director                        February 27, 1995
     ------------------------------------
               Dr. Ray R. Irani

        ANTOINE JEANCOURT-GALIGNANI             Director                        February 27, 1995
     ------------------------------------
        Antoine Jeancourt-Galignani

               JAMES A. JOHNSON                 Director                        February 27, 1995
     ------------------------------------
               James A. Johnson

               DAVID O. MAXWELL                 Director                        February 27, 1995
     ------------------------------------
               David O. Maxwell

                GUY NAFILYAN                    Director                        February 27, 1995
     ------------------------------------
                Guy Nafilyan

                LESTER POLLACK                  Director                        February 27, 1995
     ------------------------------------
                Lester Pollack

             SANFORD C. SIGOLOFF                Director                        February 27, 1995
     ------------------------------------
             Sanford C. Sigoloff

        KAUFMAN AND BROAD HOME CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP, dated January 5, 1995, all appearing on pages 33 through 45 in the 1994 Annual Report to Shareholders, are incorporated in this Annual Report on Form 10-K between page F-1 and the List of Exhibits Filed. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the 1994 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

     Separate combined financial statements of the Company's unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

                            ------------------------

                                                                                PAGE NO. IN
                                                                               ANNUAL REPORT
                                                                              TO SHAREHOLDERS
                                                                             -----------------
KAUFMAN AND BROAD HOME CORPORATION
  Report of Independent Auditors............................................        45
  Consolidated Statements of Income for the years ended November 30, 1994,
     1993 and 1992..........................................................        33
  Consolidated Balance Sheets as of November 30, 1994 and 1993..............        34
  Consolidated Statements of Shareholders' Equity for the years ended
     November 30, 1994, 1993 and 1992.......................................        35
  Consolidated Statements of Cash Flows for the years ended November 30,
     1994, 1993 and 1992....................................................        36
  Notes to Consolidated Financial Statements................................   37 through 44

     The following pages represent pages 24 through 45 and the inside back cover of the 1994 Annual Report to Shareholders of Kaufman and Broad Home Corporation, and include the Five Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Report of Independent Auditors, Shareholder Information and Quarterly Stock Prices. These pages were filed with the Securities and Exchange Commission as Exhibit 13 to this Annual Report on Form 10-K.

SELECTED FINANCIAL INFORMATION

                                                      YEARS ENDED NOVEMBER 30,
                                 ------------------------------------------------------------------
In thousands, except per share
  amounts                               1994          1993          1992          1991         1990
                                 -----------    ----------    ----------    ----------   ----------
Construction:
  Revenues                        $1,307,570    $1,199,776    $1,052,525    $1,176,386   $1,315,259
  Operating income                    88,323        86,609        58,897        76,037      108,325
  Total assets                     1,167,136       983,442       987,104       916,002    1,067,758
  Mortgages and notes payable        565,020       313,357       258,147       230,580      390,040
                                  ==========    ==========    ==========    ==========   ==========
Mortgage banking:
  Revenues                        $   28,701    $   38,078    $   41,643    $   44,609   $   51,005
  Operating income                     6,003         7,534         4,556         4,436        5,218
  Total assets                       287,324       355,936       444,656       457,021      476,372
  Notes payable                      125,000       138,500       143,700        84,000       61,573
  Collateralized mortgage
    obligations                       96,731       144,143       222,948       300,894      348,724
                                  ==========    ==========    ==========    ==========   ==========
Consolidated:
  Revenues                        $1,336,271    $1,237,854    $1,094,168    $1,220,995   $1,366,264
  Operating income                    94,326        94,143        63,453        80,473      113,543
  Net income                          46,550        39,921        28,198        26,520       39,943
  Total assets                     1,454,460     1,339,378     1,431,760     1,373,023    1,544,130
  Mortgages and notes payable        690,020       451,857       401,847       314,580      451,613
  Collateralized mortgage
    obligations                       96,731       144,143       222,948       300,894      348,724
  Convertible subordinated notes                                 162,022       149,798      138,497
  Shareholders' equity               404,747       444,340       318,433       258,106      234,351
                                  ==========    ==========    ==========    ==========   ==========
Earnings per share                $     1.16    $      .96    $      .78    $      .80   $     1.25
Cash dividends per common
  and special common share               .30           .30           .30           .30          .30
                                  ==========    ==========    ==========    ==========   ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Overview

Revenues are generated from the Company's housing operations in the western United States, France and Canada; commercial development activities in France; and domestic mortgage banking operations. Operating results in 1994 benefited from the Company's continued expansion of its domestic housing operations, including recently established divisions in Phoenix, Arizona and Denver, Colorado, both of which delivered their first homes in 1994. These expansion efforts gained momentum as the Company initiated operations in Salt Lake City, Utah in the second half of 1994 and acquired Oppel Jenkins, a regional builder of single-family homes in Albuquerque, New Mexico and El Paso, Texas in January 1995.

         Total revenues increased to $1.34 billion in 1994, up 8% from $1.24 billion in 1993, which had increased 13% from revenues of $1.09 billion in 1992. The improvement in 1994 revenues reflected higher housing revenues, partially offset by a decline in French commercial development revenues. In 1993, revenues rose, largely due to higher California housing revenues which more than offset a decrease in revenues from French residential and commercial development activities. Included in total revenues were mortgage banking revenues of $28.7 million in 1994, $38.1 million in 1993 and $41.6 million in 1992.

         Net income increased 17% in 1994 to $46.6 million from $39.9 million in 1993, which had increased 42% from the prior year's $28.2 million. Net income rose in 1994 due to increased housing volume in the United States and improved results from French housing operations. In 1993, the increase in net income reflected higher earnings from California residential operations, partially offset by lower earnings from French commercial development activities, as French operations posted their first overall loss in 24 years.

         Earnings per share increased to $1.16 in 1994, reflecting higher net income and a lower average number of shares outstanding. The Company's buyback of special common stock and warrants in December 1993 and its exchange and cancellation of the remaining shares of special common stock on various dates throughout 1994 reduced the number of shares outstanding for the year. Earnings per share rose to $.96 in 1993 from $.78 in 1992 on substantially higher earnings, despite an increase in the average number of shares outstanding resulting from the issuance of Series B convertible preferred shares.

Construction

Revenues. Construction revenues rose in 1994 to $1.31 billion from $1.20 billion in 1993, which had increased from $1.05 billion in 1992. The improvement in 1994 primarily reflected higher domestic housing revenues, including revenues from the Company's first deliveries in Arizona and Colorado, partially offset by a reduction in French commercial revenues. In 1993, revenues increased largely due to higher housing revenues in California and Nevada, while commercial and residential revenues in France decreased from the prior year.

         Housing revenues totaled $1.26 billion in 1994, $1.10 billion in 1993 and $849.2 million in 1992. California housing operations accounted for 82% of these revenues in 1994 down from 85% in 1993, mainly due to the expansion into Nevada, Arizona and Colorado which served to diversify the Company's domestic housing business. Reflecting a weakened French housing market, the Company's operations in California as a percent of housing revenues increased in 1993, up from 76% in 1992. The Company's housing revenues increased in 1994 and 1993 on higher unit volume, as average selling prices decreased slightly in both years.

         Housing deliveries increased to a new Company-wide record of 7,824 units in 1994, surpassing the previous record of 6,764 units set in 1993. Deliveries in the United States rose 19%, while deliveries in France rose 4%. The improvement in domestic unit volume reflected the Company's continued expansion in the western United States. In France, higher unit volume resulted from increased market demand for the Company's entry-level products in a modestly improved, but still relatively weak, French economy. Housing deliveries increased in 1993 from 4,953 units in 1992, reflecting a 46% increase in California deliveries and a 22% decline in French deliveries. The Company's weak housing deliveries in France during 1993 reflected severely constrained market conditions resulting from high interest rates, high unemployment levels and low consumer confidence. The improvement in California unit volume in 1993 underscored the Company's success in penetrating new regional markets and expanding its market share among the state's first-time home buyers.

         The Company's average new home price decreased to $161,300 in 1994 from $162,100 in 1993, which had decreased from $171,300 in 1992. The average selling price fell slightly in 1994, primarily due to a reduction in domestic

RESIDENTIAL QUARTERLY UNIT AND BACKLOG DATA

Unit Deliveries       United States       France       Canada        Total
                      -------------    ---------     --------     --------
1994
First                         1,417          110           12        1,539
Second                        1,805          139           10        1,954
Third                         1,888          176           18        2,082
Fourth                        1,962          260           27        2,249
                      -------------    ---------     --------     --------
   Total                      7,072          685           67        7,824
                      =============    =========     ========     ========

1993
First                           952          111            4        1,067
Second                        1,393          149           16        1,558
Third                         1,677          135           73        1,885
Fourth                        1,930          262           62        2,254
                      -------------    ---------     --------     --------
   Total                      5,952          657          155        6,764
                      =============    =========     ========     ========

Net Orders            United States       France       Canada        Total
                      -------------    ---------     --------     --------
1994
First                         1,504          171            9        1,684
Second                        1,822          194           19        2,035
Third                         1,924          137           17        2,078
Fourth                        1,742          215           27        1,984
                      -------------    ---------     --------     --------
   Total                      6,992          717           72        7,781
                      =============    =========     ========     ========
1993
First                         1,255          121           11        1,387
Second                        1,570          157           25        1,752
Third                         1,570          128           19        1,717
Fourth                        1,645          176           15        1,836
                      -------------    ---------     --------     --------
   Total                      6,040          582           70        6,692
                      =============    =========     ========     ========

Ending
  Backlog--Units      United States       France       Canada        Total
                      -------------    ---------     --------     --------
1994
First                           994          198           12        1,204
Second                        1,011          253           21        1,285
Third                         1,047          214           20        1,281
Fourth                          827          169           20        1,016
                      =============    =========     ========     ========

1993
First                         1,122          222          107        1,451
Second                        1,299          230          116        1,645
Third                         1,192          223           62        1,477
Fourth                          907          137           15        1,059
                      =============    =========     ========     ========

Ending
  Backlog--Value      United States       France       Canada        Total
                      -------------    ---------     --------     --------
In Thousands
1994
First                      $147,749      $32,875       $  948     $181,572
Second                      151,345       45,113        2,079      198,537
Third                       164,837       41,546        2,000      208,383
Fourth                      131,454       30,075        2,060      163,589
                      =============    =========     ========     ========

1993
First                      $184,131      $41,181      $13,161     $238,473
Second                      203,991       46,976       16,588      267,555
Third                       190,796       38,959        5,208      234,963
Fourth                      141,167       23,974        1,155      166,296
                      =============    =========     ========     ========

average selling price, as a greater proportion of the Company's deliveries originated from lower-priced domestic markets outside of California. In 1993, the decrease in average selling price was primarily due to the introduction of a smaller, more affordable product line in California aimed at strengthening the Company's position within the strongest segment of the state's housing market -- the entry-level segment.

         In California, the Company's average selling price improved in 1994, primarily reflecting a change in mix toward higher-priced homes. Selling prices in California rose to $165,900 in 1994 from $163,100 in 1993 and $164,100 in 1992. The decrease in 1993 from 1992 reflected the liquidation of higher-priced homes in response to a persistently weak market. Average selling prices in France have decreased during the past two years, as the Company continued to aggressively focus on entry-level product there. The Company's average selling price in France decreased to $182,300 in 1994 from $187,800 in 1993, which had decreased from $217,400 in 1992.

         Revenues from the development of commercial buildings, all of which are located in metropolitan Paris, totaled $17.4 million in 1994, $94.2 million in 1993 and $191.1 million in 1992. The decrease in revenues from the development of commercial buildings reflects the completion of large projects in prior years. With few opportunities to replace these large projects in the current French real estate market, the Company expects consolidated commercial revenues to remain at reduced levels in 1995.

         Land sale revenues totaled $27.2 million in 1994, $8.0 million in 1993 and $12.2 million in 1992. Fluctuations in land sale revenues over the three-year period reflected the availability of land within the Company's housing divisions, as well as prevailing economies and market conditions. The increase in land sale revenues in 1994 reflected greater opportunities available to the Company to sell land as more developers returned to an increasingly competitive market. In contrast, the reduction in land sale revenues in 1993 reflected a substantial increase in the availability of land throughout the Company's markets from third parties as large numbers of developers and banks attempted to liquidate their inventories in a less-competitive environment.

Operating Income. Operating income increased slightly by $1.7 million to $88.3 million in 1994 from $86.6 million in 1993. Operating income, net of minority interests in pretax income of consolidated joint ventures, increased by $11.0 million to $87.4 million in 1994 from $76.5 million in 1993. The Company believes net operating income provides a more complete view of the operating results given the significant decrease in minority interests in 1994. This improvement reflected higher gross profits from housing and land sales, partially offset by higher selling, general and administrative expenses. Gross profits (excluding profits from land sales) improved by $22.6 million to $250.7 million from $228.1 million in 1993 mainly due to higher housing unit volume in the United States, partially offset by a decline in commercial development gross profits. As a percentage of related revenues, the Company's gross profit margin (excluding profits from land sales) was 19.6% in 1994, up from 19.1% in the prior year, on a higher residential gross margin and, to a lesser extent, a higher commercial gross margin. The Company's housing gross margin increased to 19.0% in 1994 from 18.4% in the prior year, primarily reflecting gross margin improvement in France. The French housing gross margin improved largely due to a lower land-cost basis and a modest strengthening of the French economy. Company-wide profits from land sales increased by $7.4 million to $8.5 million in 1994 from $1.1 million in 1993.

         Selling, general and administrative expenses increased by $28.4 million in 1994. As a percentage of construction revenues, selling, general and administrative expenses increased to 13.1% from 11.9% in the prior year. As a percentage of housing revenues, to which these expenses are more closely correlated, selling, general and administrative expenses increased to 13.5% in 1994 from 13.0% in 1993. Selling, general and administrative expenses increased as the Company expanded its operations in the western United States and entered Mexico. In addition, higher marketing and advertising costs, and sales incentives were required in the latter half of 1994 to maintain sales momentum in the face of persistent mortgage rate increases triggered by actions of the Federal Reserve. These actions caused the average thirty-year fixed rate mortgage to increase by more than two percentage points during the year. In France, the Company continued to reduce selling, general and administrative expenses to a level commensurate with its current operations.

         In 1993, operating income increased by $27.7 million to $86.6 million from $58.9 million in 1992. This increase was largely due to higher gross profits from California and Nevada housing sales, while gross profits from French commercial activities and residential sales declined, and overall selling, general and administrative expenses increased. French operations generated $8.1 million in operating income in 1993; however, deductions for interest expense, minority interests, and losses from unconsolidated joint ventures produced a pretax loss. Gross profits (excluding profits from land sales) rose by $44.7 million to $228.1 million in 1993 from $183.4 million in 1992, primarily on higher unit volume in California and Nevada, partially offset by lower French residential unit volume and gross margins combined with reduced profits from commercial development. As a percentage of related revenues, the Company's gross profit margin (excluding profits from land sales) was 19.1% in 1993, up from 17.6% a year earlier on a higher residential gross margin and, to a lesser extent, a higher commercial gross margin. The increase in the Company's housing gross margin to 18.4% in 1993 from 17.2% in 1992 reflected improved gross margins on California deliveries as well as a greater proportion of higher-margin California deliveries in the Company's overall unit deliveries. The French residential gross margin declined in 1993 from the year-earlier level, reflecting the negative impact of that country's severe recession. Company-wide profits from land sales decreased in 1993 to $1.1 million from $3.0 million in 1992.

         Selling, general and administrative expenses increased by $15.0 million in 1993, reflecting the Company's ongoing extensive marketing initiatives in California (including the increased use of television advertising, large-scale promotions and offsite telemarketing) and the expansion of its operations into new domestic markets and Mexico. This increase was substantially offset by lower selling, general and administrative expenses in France, where the Company reduced operating costs and staff in response to the lower level of operating activity. As a percentage of construction revenues, selling, general and administrative expenses decreased to 11.9% from 12.1% in the prior year. As a percentage of housing revenues, to which these expenses are more closely correlated, selling, general and administrative expenses decreased to 13.0% in 1993 from 15.0% in 1992.

Interest Income and Expense. Interest income is generated from mortgages receivable, principally from land sales, and from short-term investments. Interest income amounted to $2.0 million in 1994, $3.5 million in 1993 and $4.4 million in 1992. These reductions reflect lower average balances of short-term investments and mortgages receivable, and the fluctuation in interest rates.

         Interest expense results principally from borrowings to finance land purchases and housing inventory, as well as other operating and capital needs. In 1994, interest expense, net of amounts capitalized, increased to $17.8 million from $16.8 million in 1993, reflecting higher average indebtedness and a higher overall effective interest rate. The Company's average debt level increased as inventory levels rose in conjunction with continued expansion. The Company's buyback of special common stock and warrants in December 1993 also contributed to a higher average indebtedness in 1994. The Company's effective borrowing rate increased in 1994 as market interest rates rose throughout the year in response to the actions of the Federal Reserve, impacting the Company's various credit facilities. In 1993, interest expense, net of amounts capitalized, decreased to $16.8 million from $17.6 million in the prior year, reflecting lower average indebtedness partially offset by a higher overall effective interest rate. The Company's average debt level dropped as a result of the issuance of Series B convertible preferred shares in the second quarter of 1993, producing net proceeds of $109.2 million, most of which was used to repay outstanding debt. The Company's effective interest rate increased on the issuance of $175 million in 9-3/8% ten-year senior subordinated notes in April 1993, the proceeds of which were used to redeem the Company's 8% convertible subordinated notes in June 1993. In addition, the Company issued $100 million in 10-3/8% seven-year senior notes in September 1992. This longer-term financing instrument effectively replaced certain shorter-term borrowings bearing lower interest rates under the Company's domestic revolving credit facility, reducing the Company's sensitivity to short-term fluctuations in interest rates.

Minority Interests in Pretax Income of Consolidated Joint Ventures. The Company conducts a portion of both its residential and commercial development activities through majority-owned partnerships, primarily in France, which are fully consolidated in the accompanying financial statements. As a result, operating income has been reduced by minority interests in the pretax income of these partnerships of $.9 million in 1994, $10.2 million in 1993 and $11.7 million in 1992. Minority interests decreased in each year on declining profit contributions from the Company's consolidated commercial development projects. Minority interests are expected to remain low in 1995, consistent with the Company's reduced level of commercial development activities.

Equity in Pretax Income (Loss) of Unconsolidated Joint Ventures. The Company's unconsolidated joint-venture activities, located in the Paris, Los Angeles and Toronto metropolitan areas, posted combined revenues of $82.7 million in 1994, $6.4 million in 1993 and $99.6 million in 1992. Revenues from unconsolidated commercial joint ventures in France were $34.0 million in 1994, $2.6 million in 1993 and $90.2 million in 1992. Overall, the Company's share of pretax losses from unconsolidated joint ventures totaled $3.7 million in 1994 and $6.3 million in 1993; its share of pretax income from these activities totaled $6.9 million in 1992. The losses in 1994 primarily reflected the results of a French multi-family residential project, where revenues failed to offset the costs of the venture, which included selling, general, administrative and interest expenses. Losses in 1993 resulted from substantially lower profit contributions from two large commercial projects completed during the year, as well as selling, general, administrative and interest expenses incurred on a third large project under construction prior to the recognition of related revenues.

Mortgage Banking

Interest Income and Expense. The Company's mortgage banking operations principally consist of providing financing to purchasers of homes sold by the Company's domestic housing operations through the origination of residential mortgages. The mortgage banking operations also realize revenues from the sale of such mortgages and related servicing rights to outside financial institutions. Prior to 1989, substantially all such mortgages were pledged for collateralized mortgage obligations. Accordingly, interest income is earned primarily from mortgage-backed securities held for long-term investment as collateral, while interest expense results mainly from the associated collateralized mortgage obligations.

         Interest income decreased to $17.0 million in 1994 from $24.2 million in 1993, and $32.5 million in 1992, while interest expense decreased to $17.2 million in 1994 from $25.1 million in 1993, and $32.8 million in 1992. These amounts decreased primarily due to the declining balances of outstanding mortgage-backed securities and related collateralized mortgage obligations, a result of both regularly scheduled, monthly principal amortization and prepayment activity of mortgage collateral. These balances, and the related interest income and expense, will continue to decline in the future, as the Company's practice of participating in collateralized mortgage financings was discontinued in 1988 due to market conditions and tax law changes. Combined interest income and expense resulted in net interest expense of $.2 million in 1994, $.9 million in 1993 and $.3 million in 1992. These differences reflect variations in mortgage production mix; movements in short-term versus long-term interest rates; and the amount, timing and rates of return on interim reinvestments of monthly principal amortization and prepayments.

Other Mortgage Banking Revenues. Other mortgage banking revenues, principally gains on sales of mortgages and servicing rights and, to a lesser extent, mortgage servicing fees, totaled $11.7 million in 1994, $13.9 million in 1993 and $9.1 million in 1992. The slight reduction in these revenues in 1994 reflected lower gains on the sale of mortgages and servicing rights. In 1993, the improvement in other mortgage banking revenues primarily reflected higher gains on the sales of both servicing rights and mortgages due to higher mortgage origination volume.

General and Administrative Expenses. General and administrative expenses amounted to $5.5 million in 1994, $5.4 million in 1993 and $4.3 million in 1992. General and administrative expenses increased in 1994 and 1993 largely due to higher mortgage production levels, which rose in line with domestic unit deliveries, and the opening of new branch offices in California, Nevada, Arizona and Colorado.

Income Taxes

The Company's income tax expense totaled $27.3 million in 1994, $24.4 million in 1993 and $17.3 million in 1992. These amounts represented effective income tax rates of approximately 37% in 1994, and 38% in 1993 and 1992. The effective tax rate declined in 1994 as a result of a greater utilization of low income housing investment credits. The Company's effective tax rate remained unchanged in 1993 as a result of low income housing investment credits, despite adverse tax law changes. Pretax income for financial reporting purposes and taxable income for income tax purposes have historically differed, primarily due to the impact of state income taxes, foreign tax rate differences, intercompany dividends and the use of low income housing investment credits.

         In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The impact of the adoption on the Company's financial position and results of operations was not significant.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated cash flows and external sources of debt and equity financing. In 1994, operating, investing and financing activities used net cash of $20.3 million; in 1993, these activities provided net cash of $9.2 million.

         Operating activities in 1994 used $111.1 million, while 1993 operating activities provided $56.9 million. The Company used cash in 1994 to fund a net investment of $137.6 million in inventories (excluding $27.1 million of inventories acquired through seller financing) and to pay down $26.3 million in accounts payable, accrued expenses and other liabilities. The use of cash was partially offset by earnings of $46.6 million and various noncash items deducted from net income. Inventories increased primarily in the United States, where they rose to $807.5 million at November 30, 1994 from $633.0 million at year-end 1993, as the Company continued its expansion and sales rates slowed in the latter half of 1994.

         The 1993 sources of operating cash were the year's earnings of $39.9 million; a $63.9 million reduction in receivables; a $15.7 million increase in accounts payable, accrued expenses and other liabilities; and various noncash items deducted from net income, including depreciation and amortization, and minority interests in pretax income of consolidated joint ventures. These cash sources were partially offset by a $42.1 million reduction in deferred tax liabilities and a net investment of $44.2 million in inventories (excluding $8.9 million of inventories acquired through seller financing). Inventories increased principally in the United States, rising to $633.0 million at November 30, 1993 from $522.4 million at year-end 1992, as the Company marketed homes from nearly twice the number of active communities at the end of 1993 compared to the prior year-end. Receivables declined on lower receivables from investors in commercial development projects due to reduced commercial development activities.

         Cash provided by investing activities totaled $37.5 million in 1994 and $78.8 million in 1993, primarily from $49.7 million and $84.0 million, respectively, in proceeds from mortgage-backed securities paid off during the year within the mortgage banking operations. These proceeds were used largely to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral.

         Financing activities in 1994 and 1993 resulted in a net cash inflow of $53.3 million and a net cash outlay of $126.5 million, respectively. In 1994, cash was provided by $211.0 million in net proceeds from borrowings, partially offset by the purchase of the Company's special common stock and warrants for $73.7 million; payments on collateralized mortgage obligations of $49.3 million, the funds for which were provided by receipts on mortgage-backed securities; and $19.6 million of cash dividend payments. The purchase of special common stock and warrants was largely responsible for the Company's debt-to-capital ratio increasing to 58% in 1994 from 41% in 1993.

        Financing activities in 1993 used cash for the redemption of the Company's convertible subordinated notes of $168.8 million; payments on collateralized mortgage obligations of $81.4 million; net payments of $132.5 million under other borrowings; and dividend payments of $15.3 million. These outflows were partially offset by $109.2 million in proceeds from the issuance of Series B convertible preferred shares and $173.6 million from the issuance of 9-3/8% senior subordinated notes. In 1993, the Company improved its debt-to-capital ratio to 41% from 57% in 1992 reflecting an increase in equity from 1993 earnings and the issuance of the Series B convertible preferred shares.

         External sources of financing for the Company's construction activities include its domestic unsecured revolving credit facility, other domestic and foreign bank lines, third-party secured financings, and the public debt and equity markets. Substantial unused lines of credit remain available for the Company's future use, if required, and are centered mainly in its domestic unsecured revolving credit facility. Terms under this facility originally provided for a $350 million commitment and a 1995 expiration. On November 21, 1994, the revolving credit facility was amended, increasing the available credit to $500 million with a $200 million sublimit for the Company's mortgage banking operations and extending the terms of this facility through December 31, 1997. As of November 30, 1994, there was $268.9 million available under the revolving credit facility for the Company's future use. In addition, under the Company's French unsecured financing agreements $113.2 million was available in the aggregate at November 30, 1994. Depending upon available terms, the Company also finances certain land acquisitions with borrowings from land sellers and other third parties. At November 30, 1994, the Company had outstanding seller-financed notes payable of $35.6 million secured primarily by the underlying property which had a carrying value of $64.8 million.

         The Company uses capital resources primarily for land purchases, land development and housing construction. The Company typically manages its investments in land by purchasing property under options and other types of conditional contracts whenever possible, and similarly controls its investment in housing inventories by carefully managing the timing of the production process. The Company's inventories are geographically diverse and primarily located in desirable areas within targeted growth markets principally oriented toward entry-level purchasers. Reflecting its expanding operations in the United States, the Company increased its investment in domestic inventories by 28% during 1994.

         On November 8, 1993, in order to simplify its capital structure, the Company commenced a tender offer to purchase all of the 5.1 million outstanding shares of its special common stock at a price of $19 per share. The offer expired on December 7, 1993 with 2.3 million shares tendered. In addition, on December 23, 1993, the Company purchased the remaining 2.4 million warrants to purchase shares of special common stock at a price equal to the tender offer price per share less the $6.96 per warrant exercise price. The total consideration paid for these transactions was $73.7 million, including related costs. Subsequent to the expiration of the tender offer, the remaining 2.8 million outstanding shares of special common stock were exchanged by the Company at a ratio of .95 shares of common stock for each share of special common stock on various dates in 1994. There were no outstanding shares of special common stock at November 30, 1994.

         The principal sources of liquidity for the Company's mortgage banking operations are internally generated funds from the sales of mortgages and related servicing rights. Mortgages originated by the mortgage banking operations are generally sold in the secondary market within 60 days of origination.

External sources of financing for these operations include a $200 million sublimit under the Company's amended revolving credit facility and a $120 million asset-backed commercial paper facility. The $200 million sublimit on the amended revolving credit facility is available to fund mortgage banking operations only to the extent that borrowings under the agreement for construction operations do not exceed $300 million.

         Debt service on the Company's collateralized mortgage obligations is funded by receipts from mortgage-backed securities. Such funds are expected to be adequate to meet future debt-payment schedules for the collateralized mortgage obligations and therefore these securities have virtually no impact on the capital resources and liquidity of the mortgage banking operations.

         The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet other needs of its business, both on a short and long-term basis.

Outlook

The Company expects in 1995 to continue its expansion within current markets of its worldwide operations, intending to capitalize on the Company's strong financial position and excellent growth prospects in selected housing markets, particularly in anticipation of gradually improving economic conditions in both California and France. Domestic operations should benefit further from the maturation of recently established divisions. Provided French economic conditions continue to improve, the Company's French housing operations, which returned to profitability in 1994, are anticipated to generate higher earnings in 1995. Although the Company previously expected to begin delivering houses in its start-up operations in Mexico in 1994, it is now seeking its first sales orders and deliveries in 1995.

         Domestic operating results in 1994 included the Company's first housing deliveries from new divisions in Phoenix, Arizona and Denver, Colorado. In 1995, the Company is expected to benefit from the maturation of these divisions, as well as the recently established home building operations in Salt Lake City, Utah and the January 1995 purchase of a regional single-family home builder with operations in Albuquerque, New Mexico and El Paso, Texas. Overall, the Company believes domestic operating results will continue to improve in 1995 as its new divisions develop market positions and existing divisions further penetrate their markets.

         The Company will also face several significant challenges within its domestic operations in 1995, particularly in the first half of the year. These include, among other market conditions, a still relatively weak housing recovery in California, the location of 80% of the Company's deliveries in 1994; higher mortgage interest rates, which have made it more difficult to qualify new home buyers for loans, particularly in the entry-level market segment; and the negative effects of severe and prolonged winter rain storms in California in early 1995, which have reduced sales volumes and slowed production.

         Responding to these challenges, the Company is implementing a series of initiatives intended to improve gross margins and reduce overhead expenses over time. These gross margin initiatives include simplifying house designs to lower construction costs, efforts to even out quarterly production cycles, and emphasizing the sale of higher-margin amenities. In addition, the Company began implementing an extensive program intended to reduce its overhead cost structure and staffing levels in the final months of calendar 1994. As a result, domestic staff levels were cut by approximately 10% and divisional overhead expenses will be reduced and more closely tied to expected sales volumes. The impact of these gross margin initiatives and overhead adjustments are expected to be gradually realized beginning in the second quarter of 1995 and to progressively benefit operating income and margins over the remainder of 1995 and into 1996. While there can be no assurance as to the successful implementation of these initiatives, the Company anticipates that achievement of greater operating efficiencies, coupled with continuing improvement in California's economy and continued development of markets in other western states, will produce improvement in its financial results over time.

         In 1994, modest growth and recovery in the French economy and strong market demand for the Company's expanded entry-level product line generally offset obstacles created by continued high unemployment levels and interest rates. The Company believes that continued improvement in French sales volumes and higher profits from its repositioned residential operations can be achieved. French commercial activities will likely remain at reduced levels as the market continues to absorb existing properties. Notwithstanding the Company's 1994

French improvement and a more favorable view of 1995, generally weak economic conditions may persist in France and the Company remains cautious in its business outlook.

         In Mexico, the Company was unable to deliver homes in 1994. The Company's start-up operation continues with the entitlement process for its first community of homes. Moreover, recent economic events, particularly the series of sharp devaluations of the peso in early fiscal 1995, have slowed an already complex regulatory process and heightened market uncertainties for new home sales. These events have caused the Company to reassess its plans for its Mexican operations. Although the Company believes that demand for housing in Mexico is substantial and that market opportunities remain attractive, the Company cannot accurately predict at this time the timing and amount of sales or deliveries, if any, in 1995.

         At November 30, 1994, the Company had outstanding sales contracts of 1,016 units in residential backlog, representing aggregate future revenues of approximately $163.6 million. The number of units in backlog decreased slightly from 1,059 units at fiscal year-end 1993. Substantially all homes included in the backlog are expected to be delivered during 1995. However, cancellations could occur, particularly if market conditions deteriorate or interest rates continue to rise, thereby decreasing backlog and related future revenues.

         In the United States, the Company's residential backlog at November 30, 1994 totaled 827 units, down 9% from 907 units at year-end 1993. This decrease was primarily attributable to California, where residential unit backlog was down 18% to 628 units at November 30, 1994 from 770 units at November 30, 1993. Higher interest rates, weak selling conditions in selected California markets, and greater competition all contributed to the decline. California net sales in the fourth quarter of 1994 decreased 3% to 1,494 units from 1,543 units in the year-earlier quarter. Furthermore, poor weather conditions throughout the state in early 1995 have also affected California sales rates. Net sales declined 8% in the first two months of fiscal 1995 compared to the same period of 1994.

         In France, the residential backlog at November 30, 1994 totaled 169 orders, up 23% from 137 orders at fiscal year-end 1993. Net sales in the fourth quarter of 1994 increased 22% to 215 units from 176 units in the year-earlier quarter. For the year, net sales increased 23% to 717 units from 582 units in 1993. This trend has continued into fiscal 1995, with net sales up 15% in the first two months of 1995 compared to the same period a year ago. Given the decreased level of its commercial development activities, the Company's backlog associated with these operations declined to a value of approximately $31.1 million at November 30, 1994.

         Based upon the backlog declines and severe weather in California, the Company currently anticipates reduced delivery volumes in the first quarter of 1995. In view of the current adverse interest rate environment, the soft sales in the latter half of 1994 and early 1995, and the delayed benefit of the gross margin and overhead initiatives, operating income and earnings per share are likely to decline materially in the first quarter of 1995. Nevertheless, the Company remains optimistic that the second half of the year will yield improving sales volumes and operating results through domestic expansion efforts within its current housing markets and the anticipated impact of its gross margin and overhead initiatives.

         The Company continues to benefit in all of its operations from the strength of its capital position, which has allowed it to finance expansion, re-engineer product lines, and diversify into strong new home building markets. While successfully adapting its popular line of well-designed, competitively-priced homes across a growing geographic area, the Company has maintained a capital advantage which has enabled it to establish and expand strong market positions. The Company believes it is particularly well positioned to capitalize on any sustained improvement in the economies of California and France, where recent severe recessions have inhibited demand for affordable new housing.

Impact of Inflation

The Company's business is significantly affected by general economic conditions, particularly by the impact of inflation and the generally associated adverse effect on interest rates. Although inflation rates have been low in recent years, rising inflation would likely have a long-term impact on the Company's revenues and earning power by reducing demand for homes as a result of correspondingly higher interest rates. In periods of high inflation, the rising costs of land, construction, labor, interest and administrative expenses have often been recoverable through increased selling prices, although this has not always been possible because of high mortgage interest rates and competitive factors in the marketplace. In recent years, however, inflation has had no significant adverse impact on the Company, as cost increases have not exceeded the average rate of inflation.

CONSOLIDATED STATEMENTS OF INCOME


                                                                       YEARS ENDED NOVEMBER 30,
                                                         ---------------------------------------------------
                                                                   1994               1993              1992
                                                         --------------     --------------    --------------
Total revenues                                           $1,336,271,000     $1,237,854,000    $1,094,168,000
                                                         ==============     ==============    ==============
Construction:
  Revenues                                               $1,307,570,000     $1,199,776,000    $1,052,525,000
  Construction and land costs                            (1,048,323,000)      (970,595,000)     (866,070,000)
  Selling, general and administrative expenses             (170,924,000)      (142,572,000)     (127,558,000)
                                                         --------------     --------------    --------------
    Operating income                                         88,323,000         86,609,000        58,897,000
  Interest income                                             2,026,000          3,477,000         4,440,000
  Interest expense, net of amounts capitalized              (17,849,000)       (16,840,000)      (17,589,000)
  Minority interests in pretax income of consolidated
    joint ventures                                             (917,000)       (10,156,000)      (11,746,000)
  Equity in pretax income (loss) of unconsolidated
    joint ventures                                           (3,736,000)        (6,303,000)        6,940,000
                                                         --------------     --------------    --------------
  Construction pretax income                                 67,847,000         56,787,000        40,942,000
                                                         --------------     --------------    --------------
Mortgage banking:
  Revenues:
    Interest income                                          16,978,000         24,188,000        32,510,000
    Other                                                    11,723,000         13,890,000         9,133,000
                                                         --------------     --------------    --------------
                                                             28,701,000         38,078,000        41,643,000
  Expenses:
    Interest                                                (17,151,000)       (25,147,000)      (32,775,000)
    General and administrative                               (5,547,000)        (5,397,000)       (4,312,000)
                                                         --------------     --------------    --------------
  Mortgage banking pretax income                              6,003,000          7,534,000         4,556,000
                                                         --------------     --------------    --------------
Total pretax income                                          73,850,000         64,321,000        45,498,000
Income taxes                                                (27,300,000)       (24,400,000)      (17,300,000)
                                                         --------------     --------------    --------------
Net income                                               $   46,550,000     $   39,921,000    $   28,198,000
                                                         ==============     ==============    ==============
Earnings per share                                                $1.16               $.96              $.78
                                                         ==============     ==============    ==============

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

                                                                                       November 30,
                                                                             ------------------------------
Assets                                                                                 1994            1993
                                                                             --------------  --------------
Construction:
  Cash and cash equivalents                                                  $   49,497,000  $   72,804,000
  Trade and other receivables                                                   114,921,000      80,294,000
  Inventories                                                                   942,713,000     778,065,000
  Investments in unconsolidated joint ventures                                   25,314,000      23,721,000
  Other assets                                                                   34,691,000      28,558,000
                                                                             --------------  --------------
                                                                              1,167,136,000     983,442,000
                                                                             --------------  --------------
Mortgage banking:
  Cash and cash equivalents                                                       5,311,000       2,318,000
  Receivables
    First mortgages and mortgage-backed securities                              110,223,000     158,485,000
    First mortgages held under commitment of sale and other receivables         164,365,000     185,723,000
  Other assets                                                                    7,425,000       9,410,000
                                                                             --------------  --------------
                                                                                287,324,000     355,936,000
                                                                             --------------  --------------
Total assets                                                                 $1,454,460,000  $1,339,378,000
                                                                             ==============  ==============

Liabilities and Shareholders' Equity

Construction:
  Accounts payable                                                           $  146,179,000  $  137,707,000
  Accrued expenses and other liabilities                                         72,845,000      95,782,000
  Mortgages and notes payable                                                   565,020,000     313,357,000
                                                                             --------------  --------------
                                                                                784,044,000     546,846,000
                                                                             --------------  --------------
Mortgage banking:
  Accounts payable and accrued expenses                                          10,293,000      22,142,000
  Notes payable                                                                 125,000,000     138,500,000
  Collateralized mortgage obligations secured by mortgage-backed securities      96,731,000     144,143,000
                                                                             --------------  --------------
                                                                                232,024,000     304,785,000
                                                                             --------------  --------------
Deferred income taxes                                                            31,373,000      26,875,000
                                                                             --------------  --------------
Minority interests in consolidated joint ventures                                 2,272,000      16,532,000
                                                                             --------------  --------------
Shareholders' equity:
  Preferred stock--$1.00 par value; authorized, 10,000,000 shares:
    Series A participating cumulative preferred stock; none outstanding
    Series B convertible preferred stock; 1,300,000 shares outstanding            1,300,000       1,300,000
  Common stock--$1.00 par value; authorized, 100,000,000 shares; 32,378,217 and 29,600,515 shares outstanding at November 30, 1994 and 1993,
    respectively                                                                 32,378,000      29,601,000
  Special common stock -- $1.00 par value; authorized, 25,000,000 shares;
    5,123,000 shares outstanding at November 30, 1993                                             5,123,000
  Paid-in capital                                                               188,970,000     258,770,000
  Retained earnings                                                             181,282,000     154,338,000
  Cumulative foreign currency translation adjustments                               817,000      (4,792,000)
                                                                             --------------  --------------
    Total shareholders' equity                                                  404,747,000     444,340,000
                                                                             --------------  --------------
Total liabilities and shareholders' equity                                   $1,454,460,000  $1,339,378,000
                                                                             ==============  ==============

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                           Years ended November 30, 1994, 1993 and 1992
                                    --------------------------------------------------------------------------------------------
                                       Series B
                                    Convertible                   Special                                   Foreign         Total
                                      Preferred       Common       Common        Paid-in      Retained     Currency  Shareholders'
                                          Stock        Stock        Stock        Capital      Earnings  Translation        Equity
                                    -----------  -----------   ----------   ------------  ------------  -----------  ------------
Balance at November 30, 1991                     $28,765,000                $114,856,000  $111,529,000  $2,956,000   $258,106,000
Net income                                                                                  28,198,000                 28,198,000
Dividends on common
  and special common stock                                                                  (9,966,000)                (9,966,000)
Exercise of employee stock options                   723,000                   5,147,000                                5,870,000
Issuance of special common stock
  through the exercise of warrants                             $5,123,000     30,533,000                               35,656,000
Foreign currency translation
  adjustments                                                                                              569,000        569,000
                                     ----------  -----------   ----------   ------------  ------------  ----------   ------------
Balance at November 30, 1992                      29,488,000    5,123,000    150,536,000   129,761,000   3,525,000    318,433,000
                                     ----------  -----------   ----------   ------------  ------------  ----------   ------------
Net income                                                                                  39,921,000                 39,921,000
Dividends on Series B convertible
  preferred stock                                                                           (4,940,000)                (4,940,000)
Dividends on common and
  special common stock                                                                     (10,404,000)               (10,404,000)
Issuance of Series B
  convertible preferred stock        $1,300,000                              107,870,000                              109,170,000
Exercise of employee stock options                   223,000                   1,669,000                                1,892,000
Cancellation of restricted stock                    (110,000)                 (1,305,000)                              (1,415,000)
Foreign currency translation
  adjustments                                                                                           (8,317,000)    (8,317,000)
                                     ----------  -----------   ----------   ------------  ------------  ----------   ------------
Balance at November 30, 1993          1,300,000   29,601,000    5,123,000    258,770,000   154,338,000  (4,792,000)   444,340,000
                                     ----------  -----------   ----------   ------------  ------------  ----------   ------------
Net income                                                                                  46,550,000                 46,550,000
Dividends on Series B
  convertible preferred stock                                                               (9,880,000)                (9,880,000)
Dividends on common and
  special common stock                                                                      (9,726,000)                (9,726,000)
Exercise of employee stock options                   125,000                   1,406,000                                1,531,000
Purchase of special common
  stock and warrants                                           (2,332,000)   (71,345,000)                             (73,677,000)
Exchange of special common
  stock for common stock                           2,652,000   (2,791,000)       139,000
Foreign currency translation
  adjustments                                                                                            5,609,000      5,609,000
                                     ----------  -----------   ----------   ------------  ------------  ----------   ------------
Balance at November 30, 1994         $1,300,000  $32,378,000   $            $188,970,000  $181,282,000  $  817,000   $404,747,000
                                     ==========  ===========   ==========   ============  ============  ==========   ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years ended November 30,
                                                                                ---------------------------------------------------
                                                                                         1994              1993                1992
                                                                                -------------     -------------        ------------
Cash flows from operating activities:
  Net income                                                                    $  46,550,000     $  39,921,000        $28,198,000
  Adjustments to reconcile net income to net cash provided (used)
    by operating activities:
      Equity in pretax (income) loss of unconsolidated joint ventures               3,736,000         6,303,000         (6,940,000)
      Minority interests in pretax income of consolidated joint ventures              917,000        10,156,000         11,746,000
      Amortization of discounts and issuance costs                                  2,276,000         9,680,000         15,221,000
      Depreciation and amortization                                                 3,408,000         2,617,000          3,449,000
      Provision for deferred income taxes                                           4,498,000       (42,057,000)        11,845,000
     Change in:
        Receivables                                                               (13,836,000)       63,874,000        (56,694,000)
        Inventories                                                              (137,594,000)      (44,151,000)       (41,215,000)
        Accounts payable, accrued expenses and other liabilities                  (26,314,000)       15,684,000           (103,000)
        Other, net                                                                  5,279,000        (5,099,000)        10,223,000
                                                                                -------------     -------------       ------------
Net cash provided (used) by operating activities                                 (111,080,000)       56,928,000        (24,270,000)
                                                                                -------------     -------------       ------------
Cash flows from investing activities:
  Investments in unconsolidated joint ventures                                     (5,329,000)       (1,233,000)          (872,000)
  Net originations of mortgages held for long-term investment                        (442,000)       (1,538,000)          (969,000)
  Payments received on first mortgages and mortgage-backed securities              49,687,000        84,015,000         86,679,000
  Other, net                                                                       (6,447,000)       (2,499,000)        (1,403,000)
                                                                                -------------     -------------       ------------
Net cash provided by investing activities                                          37,469,000        78,745,000         83,435,000
                                                                                -------------     -------------       ------------
Cash flows from financing activities:
  Net proceeds from (payments on) credit agreements and other
    short-term borrowings                                                         215,476,000       (51,114,000)       (27,360,000)
  Proceeds from issuance of senior notes                                                                               100,000,000
  Proceeds from issuance of senior subordinated notes                                               173,603,000
  Payments on collateralized mortgage obligations                                 (49,259,000)      (81,363,000)       (80,969,000)
  Payments on mortgages, land contracts and other loans                            (4,460,000)      (81,429,000)       (14,831,000)
  Redemption of convertible subordinated notes                                                     (168,760,000)
  Payments to minority interests in consolidated joint ventures                   (15,177,000)      (11,254,000)       (46,623,000)
  Proceeds from issuance of Series B convertible preferred stock                                    109,170,000
  Proceeds from exercise of warrants                                                                                    35,656,000
  Purchase of special common stock and warrants                                   (73,677,000)
  Payments of cash dividends                                                      (19,606,000)      (15,344,000)        (9,966,000)
                                                                                -------------     -------------       ------------
Net cash provided (used) for financing activities                                  53,297,000      (126,491,000)       (44,093,000)
                                                                                -------------     -------------       ------------
Net increase (decrease) in cash and cash equivalents                              (20,314,000)        9,182,000         15,072,000
Cash and cash equivalents at beginning of year                                     75,122,000        65,940,000         50,868,000
                                                                                -------------     -------------       ------------
Cash and cash equivalents at end of year                                        $  54,808,000     $  75,122,000       $ 65,940,000
                                                                                =============     =============       ============

Supplemental disclosures of cash flow information:
  Interest paid, net of amounts capitalized                                     $  36,034,000     $  39,319,000       $ 35,096,000
  Income taxes paid                                                                45,270,000        23,230,000         17,252,000
                                                                                =============     =============       ============
Supplemental disclosures of noncash activities:
  Cost of inventories acquired through seller financing                         $  27,054,000     $   8,900,000       $ 29,458,000
                                                                                =============     =============       ============


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Operations. Kaufman and Broad Home Corporation (the Company) is a regional builder of single-family homes with domestic operations throughout the western United States, and international operations in France, Canada and Mexico. In France, the Company is also a developer of commercial and high-density residential projects. Through its mortgage banking subsidiary, Kaufman and Broad Mortgage Company, the Company provides mortgage banking services to its domestic home buyers.

Basis of Presentation. The consolidated financial statements include the accounts of the Company and all significant majority-owned or controlled subsidiaries and joint ventures. All significant intercompany transactions have been eliminated. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for using the equity method.

Cash and Cash Equivalents. The Company considers all highly liquid debt instruments and other short-term investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair value.

Construction Operations. Inventories are stated at the lower of cost or estimated net realizable value for each parcel or subdivision. Estimated net realizable value is based upon the net sales proceeds anticipated in the normal course of business, less estimated costs to complete or improve the property to the condition used in determining the estimated selling price.

         Housing and other real estate sales are recognized when all conditions precedent to closing have been fulfilled. In France, sales of apartments, condominiums and commercial buildings to investors are recognized using the percentage of completion method which is generally based on costs incurred as a percentage of estimated total costs of individual projects. Revenues recognized in excess of amounts billed are classified as receivables. Amounts received from investors in excess of revenues recognized, if any, are classified as other liabilities.

         Construction and land costs are comprised of direct and allocated costs including estimated future costs for warranties and amenities. Land, land improvements and other common costs are generally allocated equally to units within a parcel or subdivision. Land and land development costs generally include related interest and property taxes incurred until development is substantially completed or deliveries have begun within a subdivision.

Mortgage Banking Operations. Principal and interest payments received on mortgage-backed securities are invested in short-term securities maturing on the next debt service date of the collateralized mortgage obligations for which the securities are held as collateral. Such payments are restricted to the payment of the debt service on the collateralized mortgage obligations.

         First mortgages and mortgage-backed securities consist of securities held for long-term investment and are valued at amortized cost. First mortgages held under commitment of sale are valued at the lower of aggregate cost or market. Market is principally based on public market quotations or outstanding commitments obtained from investors to purchase first mortgages receivable.

         The provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" are effective for fiscal years beginning after December 15, 1993. The Company will adopt the provisions of this pronouncement effective December 1, 1994. The impact of the adoption on the Company's financial position and results of operations is not anticipated to be significant.

Income Taxes. In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The impact of the adoption on the Company's financial position and results of operations was not significant.

         Income taxes are provided for at rates applicable in the countries in which the income is earned. Provision is made currently for United States federal income taxes on earnings of foreign subsidiaries which are not expected to be reinvested indefinitely.

Earnings Per Share. The computation of earnings per share is based on the weighted average number of common shares, special common shares, equivalent Series B Convertible Preferred Shares and common share equivalents outstanding during each year. The Series B Convertible Preferred Shares are considered common stock due to their mandatory conversion into common stock, and the related dividends are not deducted from net income for purposes of calculating earnings per share. Common share equivalents include dilutive stock options and warrants using the treasury stock method. Earnings per share were based on the weighted average number of common shares, special common shares, equivalent Series B Convertible Preferred Shares and common share equivalents outstanding of 40,026,000 in 1994, 41,547,000 in 1993 and 36,372,000 in 1992.

         If, for purposes of calculating earnings per share, the Series B Convertible Preferred Shares were excluded from the weighted average shares outstanding and the related dividends deducted from net income, the computation would have resulted in earnings per share of $1.09 in 1994 and $.93 in 1993.

Reclassifications. Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 1994 presentation.

Note 2. Receivables

Construction. Trade receivables amounted to $43,057,000 and $41,322,000 at November 30, 1994 and 1993, respectively. Included in these amounts are unbilled receivables due from investors on French apartment, condominium and commercial building sales accounted for using the percentage of completion method, totaling $14,267,000 at November 30, 1994 and $17,485,000 at November 30, 1993. The investors are contractually obligated to remit payments against their unbilled balances. Other receivables of $71,864,000 at November 30, 1994 and $38,972,000 at November 30, 1993 included mortgages receivable, escrow deposits and amounts due from municipalities and utility companies.

         At November 30, 1994 and 1993, receivables were net of allowances for doubtful accounts of $3,269,000 and $2,139,000, respectively.

Mortgage Banking. First mortgages and mortgage-backed securities consisted of loans held for long-term investment of $6,934,000 at November 30, 1994 and $6,492,000 at November 30, 1993 and mortgage-backed securities held for long-term investment of $103,289,000 and $151,993,000 at November 30, 1994 and 1993, respectively. The mortgage-backed securities serve as collateral for related collateralized mortgage obligations. The property covered by the mortgages underlying the mortgage-backed securities are single-family residences. Issuers of the mortgage-backed securities are the Government National Mortgage Association and Federal National Mortgage Association. The first mortgages and mortgage-backed securities bore interest at an average rate of 8-7/8% at November 30, 1994 and 1993 (with rates ranging from 7% to 13% for both years).

        Mortgages were net of discounts of $6,243,000 at November 30, 1994 and $8,133,000 at November 30, 1993. These discounts, which primarily represent loan origination discount points and acquisition price discounts, are deferred as an adjustment to the carrying value of the related first mortgages and mortgage-backed securities and amortized into interest income using the interest method.

         The fair market values of the first mortgages and mortgage-backed securities at November 30, 1994 and 1993 were $111,083,000 and $170,838,000, respectively. These values were based on quoted market prices for the same or similar issues. The fair market values of the first mortgages held under commitment of sale approximated their recorded values at November 30, 1994 and 1993.

Note 3. Inventories

Inventories consist of the following:

                                                                                 November 30,
                                                                      --------------------------------
                                                                              1994                1993
                                                                      ------------        ------------
Homes, lots and improvements in production                            $712,563,000        $577,582,000
Land under development                                                 230,150,000         200,483,000
                                                                      ------------        ------------
 Total inventories                                                    $942,713,000        $778,065,000
                                                                      ============        ============


         Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred.

         The impact of capitalizing interest costs on consolidated pretax income is as follows:

                                                                         Years ended November 30,
                                                                     ---------------------------------
In thousands                                                            1994          1993        1992
                                                                     -------       -------     -------
Interest capitalized                                                 $27,561       $24,432     $23,419
Previously capitalized interest amortized to cost of sales           (16,156)      (17,617)    (19,094)
                                                                     -------       -------     -------
Net impact on consolidated pretax income                             $11,405       $ 6,815     $ 4,325
                                                                     =======       =======     =======

Note 4.  Investments In Unconsolidated Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. These joint ventures are based primarily in France and Canada and are engaged in the development, construction and sale of residential properties and commercial projects. Combined condensed financial information concerning the Company's unconsolidated joint venture activities follows:

                                                                                  November 30,
                                                                         ------------------------------
                                                                                 1994              1993
                                                                         ------------      ------------
Cash                                                                     $  5,530,000      $ 10,261,000
Receivables                                                                16,987,000        16,906,000
Inventories                                                               856,239,000       743,827,000
Other assets                                                                5,955,000         6,319,000
                                                                         ------------      ------------
    Total assets                                                         $884,711,000      $777,313,000
                                                                         ============      ============
Mortgages and notes payable                                              $631,353,000      $578,211,000
Other liabilities                                                         142,619,000       105,904,000
Equity of:
 The Company                                                               25,314,000        23,721,000
 Others                                                                    85,425,000        69,477,000
                                                                         ------------      ------------
Total liabilities and equity                                             $884,711,000      $777,313,000
                                                                         ============      ============

         The joint ventures finance land and inventory investments primarily through a variety of borrowing arrangements. The Company typically does not guarantee these financing arrangements.

                                                                       Years ended November 30,
                                                             -------------------------------------------
In thousands                                                       1994              1993           1992
                                                             ----------         ---------       --------
Revenues                                                     $   82,734         $  6,404       $  99,630
Cost of sales                                                  (102,981)         (16,160)       (103,183)
Other expenses, net                                             (15,434)         (20,992)        (12,567)
                                                             ----------         --------       ---------
 Total pretax loss                                           $  (35,681)        $(30,748)      $ (16,120)
                                                             ==========         ========       =========

The Company's share of pretax income (loss)                  $  (3,736)         $(6,303)       $   6,940
                                                             =========          =======        =========


         The Company's share of pretax income (loss) includes management fees earned from the unconsolidated joint ventures.

Note 5. Mortgages and Notes Payable

Construction. Mortgages and notes payable consist of the following (interest rates are as of November 30):

                                                                           NOVEMBER 30,
                                                                   ---------------------------
                                                                           1994           1993
                                                                   ------------    -----------
Unsecured domestic borrowings
 with banks under a revolving credit
 agreement (6-4/5% in 1994)                                        $100,000,000
Other unsecured domestic borrowings
 with banks due within one year
 (6-1/8% to 6-5/8% in 1994)                                         110,100,000
Unsecured French borrowings
 (6% to 7% in 1994 and 7-1/2% to
 8-3/8% in 1993)                                                     45,553,000    $26,677,000
Mortgages and land contracts due
 to land sellers and other loans
 (6% to 26-3/10% in 1994 and 6%
 to 12% in 1993)                                                     35,621,000     13,027,000
Senior notes due 1999 at 10-3/8%                                    100,000,000    100,000,000
Senior subordinated notes due 2003 at 9-3/8%                        173,746,000    173,653,000
                                                                   ------------   ------------
Total mortgages and notes payable                                  $565,020,000   $313,357,000
                                                                   ============   ============

         Terms under the domestic unsecured revolving credit agreement with various banks dated December 24, 1992 and scheduled to expire in 1995 provided for a $350,000,000 commitment. On November 21, 1994, the agreement was amended, increasing the revolving credit facility to $500,000,000 with a $200,000,000 sublimit for the Company's mortgage banking operations. This facility has a three-year term expiring on December 31, 1997. As of November 30, 1994, the entire amount of the revolving credit facility was committed and $268,900,000 was available for the Company's future use. The agreement provides for interest on borrowings at either the applicable bank reference rate or the London Interbank Offered Rate plus 1-1/5% and an annual commitment fee of 3/10% of the unused portion of the commitment. The fair market value of borrowings under the revolving credit facility approximated their recorded values at November 30, 1994 as their respective interest rates approximated currently available rates.

         Under the terms of the revolving credit agreement, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories, indebtedness, dividend payments and repurchases of stock. Under the conditions of the agreement, retained earnings of $79,748,000 were available for payment of cash dividends or stock repurchases at November 30, 1994.

         The Company's French subsidiaries have lines of credit with various banks which totaled $158,713,000 at November 30, 1994, of which $158,686,000 has various committed expiration dates through November 1996. These lines of credit provide for interest on borrowings at either the French Federal Funds Rate plus 3/4% to 1-1/2% or the Paris Interbank Offered Rate plus 1-3/8%. The fair market values of borrowings under the French lines of credit approximated their recorded values at November 30, 1994 and 1993 as their respective interest rates approximated currently available rates.

         The weighted average interest rate on aggregate unsecured borrowings, excluding the senior and senior subordinated notes, was 6-1/2% and 7-5/8% at November 30, 1994 and 1993, respectively.

         On August 11, 1992, the Company filed a registration statement with the Securities and Exchange Commission under which the Company could offer for sale from time to time up to $200,000,000 of unsecured debt securities. On September 8, 1992, the Company, pursuant to this registration statement, issued $100,000,000 of 10-3/8% senior notes, due September 1, 1999, with interest payable semi-annually. The Company may redeem, in whole or in part, at any time on or after September 1, 1997, 100% of the principal amount of the notes. The senior notes were valued at $99,000,000 and $107,750,000 at November 30, 1994 and 1993, respectively, based on quoted market prices.

         On April 26, 1993, the Company issued $175,000,000 principal amount of 9-3/8% senior subordinated notes at 99.202%. The notes are due May 1, 2003 with interest payable semi-annually. The notes represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The Company may redeem the notes, in whole or in part, at any time on or after May 1, 2000 at 100% of their principal amount. As of November 30, 1994 and 1993, the senior subordinated notes were valued at $155,094,000 and $182,875,000, respectively, based on quoted market prices.

         The 10-3/8% senior notes and 9-3/8% senior subordinated notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments, create certain liens, engage in mergers, consolidations, or sales of assets, or engage in certain transactions with officers, directors and employees.

         Principal payments on senior and senior subordinated notes, mortgages, land contracts and other loans are due as follows: 1995, $28,212,000; 1996, $608,000; 1997, $658,000; 1998, $712,000; 1999, $100,770,000; and thereafter,
$178,407,000.

         Assets (primarily inventories) having a carrying value of approximately $64,800,000 are pledged to collateralize mortgages, land contracts and other secured loans.

Mortgage Banking. Notes payable include the following (interest rates are as of November 30):

                                                                              November 30,
                                                                     -----------------------------
                                                                             1994             1993
                                                                     ------------     ------------
Notes payable secured by trust deed notes (6-4/5% in 1994 and
  6-1/4% in 1993)                                                    $ 21,000,000     $ 18,500,000
Advances under asset-backed commercial paper facility
  (5-3/4% in 1994 and 3-1/8% in 1993)                                 104,000,000      120,000,000
                                                                     ------------     ------------
Total notes payable                                                  $125,000,000     $138,500,000
                                                                     ============     ============

         First mortgages receivable have historically been financed through a $230,000,000 collateralized revolving warehouse credit facility and a $120,000,000 asset-backed commercial paper facility (the Commercial Paper Facility). On November 21, 1994, the collateralized revolving warehouse credit facility was replaced with the amended revolving credit agreement which contains a $200,000,000 sublimit (the Revolving Warehouse Facility) for financing the mortgage banking operations. This Revolving Warehouse Facility provides for interest on borrowings at either the federal funds rate plus 1-1/10% or at the applicable bank reference rate and an annual commitment fee of 3/10% of the unused portion of the commitment.

         The Commercial Paper Facility expires on September 15, 1996 and provides for an annual commitment fee of 3/8% on the unused portion of the commitment. Interest rates charged under the Commercial Paper Facility reflect those available in commercial paper markets plus 5/8% on amounts borrowed.

         There are no compensating balance requirements under either facility. These facilities are collateralized by first mortgages held under commitment of sale and are repayable from proceeds on the sales of first mortgages.

         The terms of these facilities include financial covenants which, among other things, require the maintenance of certain financial statement ratios and a minimum tangible net worth and limit indebtedness of the mortgage banking operations (excluding indebtedness to the Company) to a maximum of $320,000,000. This maximum may be further limited as the $200,000,000 sublimit on the Revolving Warehouse Facility is available to fund mortgage banking operations only to the extent that borrowings under the amended revolving credit agreement for construction operations do not exceed $300,000,000.

         Collateralized mortgage obligations represent bonds issued to third parties which are collateralized by mortgage-backed securities with substantially the same terms. At November 30, 1994, the collateralized mortgage obligations bore interest at rates ranging from 8% to 12-1/4% with stated principal maturities ranging from 3 to 30 years. Actual maturities are dependent on the rate at which the underlying mortgage-backed securities are repaid. No collateralized mortgage obligations have been issued since 1988.

         The fair market values of borrowings under the Revolving Warehouse Facility and the Commercial Paper Facility approximated their recorded values at November 30, 1994 and 1993 as their respective interest rates approximated currently available rates. The collateralized mortgage obligations were valued at $97,395,000 and $162,140,000 at November 30, 1994 and 1993, respectively, based on quoted market prices for the same or similar issues.


Note 6. Commitments and Contingencies

Commitments and contingencies include the usual obligations of housing producers for the completion of contracts and those incurred in the ordinary course of business. The Company is also involved in litigation incidental to its business, the disposition of which should have no material effect on the Company's financial position or results of operations.

Note 7. Shareholders' Equity

Preferred Stock. On January 11, 1989, the Company adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of a new Series A Participating Cumulative Preferred Stock at a price of $30.00, subject to certain antidilution provisions. The rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person or group has acquired 20% or more of the aggregate votes entitled from all shares of common stock and special common stock or (ii) 10 days following the commencement of a tender offer for 20% or more of the aggregate votes entitled from all shares of common stock and special common stock. In the event the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power is sold, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercisable price of the right. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.01 per right. Unless previously redeemed, the rights will expire on March 7, 1999. Until a right is exercised, the holder will have no rights as a shareholder of the Company, including the right to vote or receive dividends.

         In 1993, the Company issued 6,500,000 depositary shares, each representing a one-fifth ownership interest in a share of Series B Mandatory Conversion Premium Dividend Preferred Stock (the Series B Convertible Preferred Shares). Dividends are cumulative and payable quarterly in arrears at an annual dividend rate of $1.52 per depositary share. On the mandatory conversion date of April 1, 1996, each of the outstanding depositary shares will convert, upon the automatic conversion of the Series B Convertible Preferred Shares, into one share of the Company's common stock, subject to adjustment in certain events. The Company may call any or all of the outstanding depositary shares prior to the mandatory conversion date at a call price initially equal to $27.12, declining to $23.66 by February 1, 1996, and equal to $23.46 thereafter, payable in shares of common stock having a market price equal to the applicable call price, plus an amount in cash equal to all accrued and unpaid dividends. The depositary shares are not convertible into common stock at the holders' option. The depositary shares were issued at $17.375 per share and have a liquidation preference price per depositary share equal to the issuance price.

Special Common Stock. In connection with its restructuring in 1989, the Company issued warrants (the Warrants) to certain subsidiaries of SunAmerica Inc., the Company's former parent. The Warrants give the holder the right to purchase, at any time prior to March 1, 1999, up to 7,500,000 shares of special common stock at an exercise price of $6.96 per share. The rights of the special common stock are generally identical to the rights of the common stock except that the holder of special common stock is entitled to one-tenth of a vote per share on all matters to be voted on by shareholders.

         In 1992, the Company issued in a public offering 5,123,000 shares of the special common stock in connection with the exercise of the Warrants. On November 8, 1993, the Company commenced a tender offer to purchase all of the outstanding shares of its special common stock at a price of $19 per share. The offer expired on December 7, 1993 with 2,331,785 shares of special common stock tendered. In addition, on December 23, 1993, the Company purchased the remaining 2,377,000 Warrants at a price equal to the tender offer price per share less the $6.96 per Warrant exercise price. The total consideration paid for these transactions was $73,677,000, including related costs.

         The remaining 2,791,215 outstanding shares of special common stock were exchanged by the Company at a ratio of .95 shares of common stock for each share of special common stock on various dates throughout 1994. There were no outstanding shares of special common stock at November 30, 1994.

Note 8.  Employee Benefit and Stock Plans

Benefits are provided to most employees under the Company's 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $1,734,000 in 1994, $1,135,000 in 1993 and $819,000 in 1992.

         On July 25, 1988, the Company's Board of Directors adopted the Kaufman and Broad Home Corporation 1988 Employee Stock Plan (the 1988 Plan) under which options to purchase 2,000,000 shares of common stock were granted and 1,000,000 shares were reserved for future grants. On April 1, 1993, the shareholders approved for future issuance an additional 1,700,000 shares of common stock. Under the 1988 Plan, stock options, associated limited stock appreciation rights, restricted shares of the Company's common stock and stock units may be awarded to eligible individuals for periods of up to 15 years. The 1988 Plan replaced all existing employee stock plans.

         Stock option transactions are summarized as follows:

                                                                     Years ended November 30,
                                                          ---------------------------------------------------
                                                                  1994                1993               1992
                                                          ------------        ------------       ------------
Options outstanding at beginning of year                     2,191,268           2,154,568          2,646,750
  Granted                                                       52,000             331,000            272,500
  Exercised                                                   (125,000)           (223,000)          (723,000)
  Cancelled                                                    (73,550)            (71,300)           (41,682)
                                                          ------------        ------------       ------------
Options outstanding at end of year                           2,044,718           2,191,268          2,154,568
                                                          ============        ============       ============

Options exercisable at end of year                           1,614,068           1,604,418          1,352,718
Options available for grant at end of year                     954,100           1,443,600              3,500
Price range of options exercised                          $3.50-$16.13        $3.50-$16.13       $3.50-$17.50
Price range of options outstanding                        $3.50-$22.94        $3.50-$19.06       $3.50-$17.50
                                                          ============        ============       ============

         The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax benefit, if any, is recorded as additional paid-in capital.

         In 1991, the Board of Directors approved the issuance of restricted stock awards under the 1988 Plan of up to an aggregate 600,000 shares of common stock to certain officers and key employees. Restrictions lapse each year through May 10, 2005 on specified portions of the shares awarded to each participant so long as the participant has remained in the continuous employ of the Company. Restricted stock awards issued in 1991 totaled 575,000 shares with 110,000 of these shares being cancelled in 1993.

         Effective December 1, 1993, the Board of Directors approved the establishment of a stock performance plan to benefit certain officers and key employees of the Company who directly contribute to financial results. Under the plan, 510,000 shares of common stock are reserved for future issuance based upon the attainment of certain financial goals over a three-year period ending November 30, 1996. Any compensation earned during the performance period will be paid one-third in cash or common stock at the end of the third year with the remaining two-thirds payable in common stock at the end of the fourth year. The cost of the stock performance plan will be charged to compensation expense over the four-year period based upon the market value of the common stock and achievement of financial goals over the performance period.

Note 9. Income Taxes

The components of pretax income are as follows:

                                                                                Years ended November 30,
                                                                       -----------------------------------------
In thousands                                                              1994              1993            1992
                                                                       -------           -------         -------
Domestic                                                               $72,352           $72,295         $35,973
Foreign                                                                  1,498            (7,974)          9,525
                                                                       -------           -------         -------
    Total pretax income                                                $73,850           $64,321         $45,498
                                                                       =======           =======         =======

         The components of the provisions for income taxes are as follows:

In thousands                                                  Total         Federal       State          Foreign
                                                           --------         -------      ------         --------
1994 -- Liability Method
Currently payable                                          $ 30,835         $24,931      $5,000         $    904
Deferred                                                     (3,535)         (3,603)                          68
                                                           --------         -------      ------         --------
    Total income tax expense                               $ 27,300         $21,328      $5,000         $    972
                                                           ========         =======      ======         ========

1993 -- Liability Method
Currently payable                                          $ 45,078         $22,789      $4,084         $ 18,205
Deferred                                                    (20,678)            171                      (20,849)
                                                           --------         -------      ------         --------
    Total income tax expense                               $ 24,400         $22,960      $4,084         $ (2,644)
                                                           ========         =======      ======         ========
1992 -- Deferred Method
Currently payable                                          $  9,512         $ 7,159      $2,200         $    153
Deferred                                                      7,788           3,484                        4,304
                                                           --------         -------      ------         --------
    Total income tax expense                               $ 17,300         $10,643      $2,200         $  4,457
                                                           ========         =======      ======         ========

         Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                           November 30,
                                                                                     ------------------------
In thousands                                                                             1994            1993
                                                                                     --------        --------
Deferred tax liabilities:
  Installment sales                                                                  $  2,678        $  2,759
  Bad debt and other reserves                                                           4,046           1,111
  Depreciation and amortization                                                         6,273           7,480
  Capitalized expenses                                                                 22,460          18,015
  Partnerships and joint ventures                                                       4,041           3,375
  Computer equipment leases                                                            10,040          10,853
  Repatriation of foreign subsidiaries                                                 30,638          30,931
  Other                                                                                 4,643           5,732
                                                                                     --------        --------
    Total deferred tax liabilities                                                     84,819          80,256
                                                                                     --------        --------
Deferred tax assets:
  Installment sales                                                                       127           1,346
  Warranty, legal and other accruals                                                    6,772           5,009
  Capitalized expenses                                                                  6,723           5,316
  Low income housing credits                                                            2,111           2,111
  Foreign tax credits                                                                  43,345          42,915
  Other                                                                                 7,570           8,668
  Valuation allowance                                                                 (13,202)        (11,984)
                                                                                     --------        --------
    Total deferred tax assets                                                          53,446          53,381
                                                                                     --------        --------
      Net deferred tax liabilities                                                   $ 31,373        $ 26,875
                                                                                     ========        ========





The components of deferred income tax expense are as follows:

                                                                                                             Year ended
                                                                                                            November 30,
                                                                                                            ------------
In thousands                                                                                                      1992
                                                                                                            ------------
Installment sales treatment of commercial building sales and land sales                                        $10,247
Capitalized expenses                                                                                            (1,940)
Accelerated depreciation                                                                                         1,666
Deferred income and expenses                                                                                    (7,250)
Intercompany dividends                                                                                           5,595
Other, net                                                                                                        (530)
                                                                                                               -------
    Total deferred income tax expense                                                                          $ 7,788
                                                                                                               =======

          Income taxes computed at the statutory United States federal income tax rate and income tax expense provided in the financial statements differ as follows:

                                                                                         Years ended November 30,
                                                                                  ------------------------------------
In thousands                                                                         1994           1993          1992
                                                                                  -------        -------       -------
Amount computed at statutory rate                                                 $25,848        $22,461       $15,469
Increase (decrease) resulting from:
  California franchise taxes, net of
    federal income tax benefit                                                      3,250          2,658         1,452
  Differences in foreign tax rates                                                    550            430           828
  Intercompany dividends                                                              391            139           672
  Low income housing credits                                                       (1,179)        (1,005)       (1,096)
  Other, net                                                                       (1,560)          (283)          (25)
                                                                                  -------        -------       -------
    Total income tax expense                                                      $27,300        $24,400       $17,300
                                                                                  =======        =======       =======

            The Company has commitments to invest $14,500,000 over four years in low income housing partnerships which are scheduled to provide tax credits.

            The Company had foreign tax credit carryforwards at November 30, 1994 of $5,463,000 for United States federal income tax purposes which expire in 1995 through 1998.

            The undistributed earnings of foreign subsidiaries, which the Company plans to invest indefinitely and for which no United States federal income taxes have been provided, totaled $46,112,000 at November 30, 1994. If these earnings were currently distributed, the resulting withholding taxes payable would be $3,253,000.

Note 10. Geographical Information

Geographical information follows:

                                                                                                  Operating      Identifiable
In thousands                                                                     Revenues            Income            Assets
                                                                               ----------         ---------      ------------
1994
United States                                                                  $1,177,880           $91,297        $1,193,555
France                                                                            143,422             5,019           210,686
Other                                                                              14,969            (1,990)           50,219
                                                                               ----------           -------        ----------
  Total                                                                        $1,336,271           $94,326        $1,454,460
                                                                               ==========           =======        ==========
1993
United States                                                                    $999,262           $86,484        $1,092,823
France                                                                            219,802             8,082           210,328
Other                                                                              18,790              (423)           36,227
                                                                               ----------           -------        ----------
  Total                                                                        $1,237,854           $94,143        $1,339,378
                                                                               ==========           =======        ==========

1992
United States                                                                  $  691,696           $48,164        $1,054,961
France                                                                            374,962            12,304           323,047
Other                                                                              27,510             2,985            53,752
                                                                               ----------           -------        ----------
  Total                                                                        $1,094,168           $63,453        $1,431,760
                                                                               ==========           =======        ==========

         A director of the Company served between 1981 and 1993 as chairman and chief executive officer of a French bank, which in 1989 formed a joint venture controlled by the Company. The joint venture acquired and subsequently sold, to a group of international investors, a commercial building in Paris, France, under a five-year redevelopment agreement, with the bank financing the acquisition and redevelopment of the property. The project, completed in 1993, generated commercial revenues of $63,141,000 in 1993 and $68,338,000 in 1992, representing 5% and 6% of total revenues, respectively.

Note 11. Quarterly Results (unaudited)

Quarterly results for the years ended November 30, 1994 and 1993 follow:














In thousands, except per share amounts                              First             Second           Third          Fourth
                                                                 --------           --------        --------        --------
1994
Revenues                                                         $256,879           $326,021        $348,850        $404,521
Operating income                                                   17,819             23,005          22,954          30,548
Pretax income                                                      14,054             17,847          17,084          24,865
Net income                                                          8,854             11,247          10,784          15,665
Earnings per share                                                    .22                .28             .27             .39
                                                                 ========           ========        ========        ========
1993
Revenues                                                         $224,895           $320,030        $319,881        $373,048
Operating income                                                   13,858             25,175          25,782          29,328
Pretax income                                                       7,069             14,603          18,456          24,193
Net income                                                          4,369              9,103          11,456          14,993
Earnings per share                                                    .12                .22             .26             .34
                                                                 ========           ========        ========        ========

         Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Note 12. Acquisition of Business

Effective January 3, 1995, the Company acquired substantially all of the assets and liabilities of Oppel Jenkins and its affiliated businesses. The acquisition will be accounted for as a purchase and the results of Oppel Jenkins' operations will be included in the Company's consolidated financial statements from the date of acquisition. The cost of the acquisition will be allocated based on the estimated fair market value of the assets acquired and liabilities assumed. Any excess of the purchase price over the net assets will be allocated to goodwill. Oppel Jenkins is a regional builder of single family homes in Albuquerque, New Mexico and El Paso, Texas.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of
Kaufman and Broad Home Corporation

We have audited the accompanying consolidated balance sheets of Kaufman and Broad Home Corporation as of November 30, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaufman and Broad Home Corporation at November 30, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1994, in conformity with generally accepted accounting principles.


Ernst & Young LLP

Los Angeles, California
January 5, 1995



REPORT ON FINANCIAL STATEMENTS

The accompanying consolidated financial statements are the responsibility of management. The statements have been prepared in conformity with generally accepted accounting principles. Estimates and judgments of management based on its current knowledge of anticipated transactions and events are made to prepare the financial statements as required by generally accepted accounting principles. Management relies on internal accounting controls, among other things, to produce records suitable for the preparation of financial statements.

         The responsibility of our external auditors for the financial statements is limited to their expressed opinion on the fairness of the consolidated financial statements taken as a whole. Their examination is performed in accordance with generally accepted auditing standards which include tests of our accounting records and internal accounting controls and evaluation of estimates and judgments used to prepare the financial statements. The Company employs a staff of internal auditors whose work includes evaluating and testing internal accounting controls.

         An audit committee of outside members of the Board of Directors periodically meets with management, the external auditors and the internal auditors to evaluate the scope of auditing activities and review results. Both the external and internal auditors have the unrestricted opportunity to communicate privately with the audit committee.


Michael F. Henn
Senior Vice President and
Chief Financial Officer

January 5, 1995

STOCKHOLDER INFORMATION

                                                                                                                   Special
                                                                            Common Stock                      Common Stock
                                                               -------------------------         -------------------------
Stock Prices                                                      High               Low            High               Low
                                                               -------           -------         -------           -------
1994
First Quarter                                                  $25-1/2               $20         $22-1/4           $18-1/2
Second Quarter                                                  24-5/8            16-1/4          21-3/4                14
Third Quarter                                                   16-1/4                13               *                 *
Fourth Quarter                                                  16-1/2            12-1/4

1993
First Quarter                                                  $18-7/8           $15-1/4         $16-3/4           $13-1/4
Second Quarter                                                      21            16-1/4          18-1/4                14
Third Quarter                                                   22-1/4            17-1/8          19-3/4            14-7/8
Fourth Quarter                                                      21            17-3/4              19            16-1/4

* Following the suspension of trading on the New York Stock Exchange on May 31, 1994, the special common stock was de-listed by the New York Stock Exchange and de-registered by the Securities and Exchange Commission on August 9, 1994. Subsequently, the Company completed the exchange for all remaining outstanding shares.

Dividend Data

Kaufman and Broad Home Corporation paid a quarterly cash dividend of $.075 per common share in 1994 and 1993.

Annual Shareholders' Meeting

The annual shareholders' meeting will be held in the Marquis Room at the Westwood Marquis Hotel in Los Angeles, California, at 9:00 a.m. on Thursday, March 23, 1995.

Stock Exchange Listings

The common stock (ticker symbol: KBH) is listed on the New York Stock Exchange and traded on the Boston, Cincinnati, Midwest, Pacific and Philadelphia Exchanges.

Transfer Agent

Chemical Trust Company of California
Los Angeles, California

Form 10-K

The Company's Form 10-K filed with the Securities and Exchange Commission may be obtained without charge by writing to the Investor Relations Department, Kaufman and Broad Home Corporation.

Headquarters

Kaufman and Broad Home Corporation
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
Fax (310) 231-4222

                             LIST OF EXHIBITS FILED

                                                                                 SEQUENTIAL
EXHIBIT                                                                             PAGE
NUMBER                               DESCRIPTION                                   NUMBER
- -------                              -----------                                 ----------
10.12     Amendments to the Kaufman and Broad Home Corporation 1988 Employee
          Stock Plan dated January 27, 1994.................................
10.13     Employment Agreement of Albert Z. Praw, dated February 20, 1994...
10.14     Employment Agreement of Michael F. Henn, dated June 7, 1994.......
10.15     Third Amended and Restated Loan Agreement among the Company, Bank of America National Trust and Savings Association, and the First
          National Bank of Chicago, as managing agents, and the banks listed therein, dated November 21, 1994..................................
10.16     Letter dated February 16, 1995 amending Employment Contract of
          Bruce Karatz......................................................
10.17     Letter dated February 27, 1995 amending Employment Contract of
          Roger B. Menard...................................................
   11     Statement of Computation of Per Share Earnings....................
   13     Pages 24 through 45 and the inside back cover of the Company's
          1994 Annual Report to Shareholders................................
   22     Subsidiaries of the Company.......................................
   24     Consent of Independent Auditors...................................
   27     Financial Data Schedule...........................................