Form 10-Q
period 1995-02-28
KAUFMAN & BROAD HOME CORP
filed 1995-04-14
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-Q



  / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended February 28, 1995.

                                       or

  /    /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

  For the transition period from [           ] to [            ].



                           Commission File No. 1-9195

                       KAUFMAN AND BROAD HOME CORPORATION
               (Exact name of registrant as specified in charter)

        Delaware                                         95-3666267
(State of incorporation)                    (IRS employer identification number)

                            10990 Wilshire Boulevard
                         Los Angeles, California  90024
                                 (310) 231-4000

       (Address and telephone number of principal and executive offices)




  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           Yes / X /        No /   /
                               -----           -----



  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

     Common stock, par value $1.00 per share, 32,382,317 shares outstanding

                       KAUFMAN AND BROAD HOME CORPORATION
                                   FORM 10-Q
                                     INDEX



                                                                                              PAGE
                                                                                            NUMBER(S)
                                                                                            ---------
PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             Consolidated Statements of Income -
             Three Months ended February 28, 1995 and 1994                                      3

             Consolidated Balance Sheets -
             February 28, 1995 and November 30, 1994                                            4

             Consolidated Statements of Cash Flows -
             Three Months ended February 28, 1995 and 1994                                      5

             Notes to Consolidated Financial Statements                                        6-7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                    8-11

PART II.  OTHER INFORMATION

     ITEM 4. Submission of Matters to a Vote of Security Holders                               12

     ITEM 5. Other Information                                                                 12

     ITEM 6. Exhibits and Reports on Form 8-K                                                  12

SIGNATURES                                                                                     13

INDEX OF EXHIBITS                                                                              14

  PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands Except Per Share Amounts - Unaudited)


                                                                          Three Months Ended February 28,
                                                                       --------------------------------------
                                                                             1995                  1994
                                                                       ---------------       ----------------
TOTAL REVENUES                                                         $       229,832       $        256,879
                                                                       ===============       ================

CONSTRUCTION:
   Revenues                                                            $       224,377       $        249,405
   Construction and land costs                                                (187,201)              (200,269)
   Selling, general and administrative expenses                                (31,672)               (32,539)
                                                                       ---------------       ----------------
      Operating income                                                           5,504                 16,597
   Interest income                                                                 551                    642
   Interest expense, net of amounts capitalized                                 (5,641)                (4,242)
   Minority interests in pretax income of
   consolidated joint ventures                                                     (23)                  (218)
   Equity in pretax income (loss) of
   unconsolidated joint ventures                                                  (124)                    53
                                                                       ---------------       ----------------
         Construction pretax income                                                267                 12,832
                                                                       ---------------       ----------------

MORTGAGE BANKING:
   Revenues:
      Interest income                                                            4,301                  4,738
      Other                                                                      1,154                  2,736
                                                                       ---------------       ----------------
                                                                                 5,455                  7,474
   Expenses:
      Interest                                                                  (3,972)                (4,954)
      General and administrative                                                (1,065)                (1,298)
                                                                       ---------------       ----------------
   Mortgage banking pretax income                                                  418                  1,222
                                                                       ---------------       ----------------

TOTAL PRETAX INCOME                                                                685                 14,054
Income taxes                                                                      (250)                (5,200)
                                                                       ---------------       ----------------
NET INCOME                                                             $           435       $          8,854
                                                                       ===============       ================

EARNINGS PER SHARE                                                     $           .01       $            .22
                                                                       ===============       ================

AVERAGE SHARES OUTSTANDING                                                      39,743                 40,373
                                                                       ===============       ================

CASH DIVIDENDS PER COMMON SHARE                                        $          .075       $           .075
                                                                       ===============       ================

  See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)

                                                                 February 28,          November 30,
                                                                     1995                  1994
                                                                --------------       ---------------
ASSETS

CONSTRUCTION:
   Cash and cash equivalents                                    $       25,480       $        49,497
   Trade and other receivables                                         104,808               114,921
   Inventories                                                       1,037,528               942,713
   Investments in unconsolidated joint ventures                         25,437                25,314
   Other assets                                                         55,902                34,691
                                                                --------------       ---------------
                                                                     1,249,155             1,167,136
                                                                --------------       ---------------
MORTGAGE BANKING:
   Cash and cash equivalents                                             9,773                 5,311
   Receivables:
       First mortgages and mortgage-backed securities                  107,975               110,223
       First mortgages held under commitment of sale and
       other receivables                                                99,360               164,365
   Other assets                                                          7,016                 7,425
                                                                --------------       ---------------
                                                                       224,124               287,324
                                                                --------------       ---------------
TOTAL ASSETS                                                    $    1,473,279       $     1,454,460
                                                                ==============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CONSTRUCTION:
   Accounts payable                                             $      112,912       $       146,179
   Accrued expenses and other liabilities                               59,619                72,845
   Mortgages and notes payable                                         695,246               565,020
                                                                --------------       ---------------
                                                                       867,777               784,044
                                                                --------------       ---------------
MORTGAGE BANKING:
   Accounts payable and accrued expenses                                 5,799                10,293
   Notes payable                                                        72,000               125,000
   Collateralized mortgage obligations secured by
     mortgage-backed securities                                         94,377                96,731
                                                                --------------       ---------------
                                                                       172,176               232,024
                                                                --------------       ---------------
Deferred income taxes                                                   31,097                31,373
                                                                --------------       ---------------
Minority interests in consolidated joint ventures                        2,025                 2,272
                                                                --------------       ---------------
Series B convertible preferred stock                                     1,300                 1,300
Common stock                                                            32,382                32,378
Paid-in capital                                                        188,994               188,970
Retained earnings                                                      176,819               181,282
Cumulative foreign currency translation adjustments                        709                   817
                                                                --------------       ---------------
   TOTAL SHAREHOLDERS' EQUITY                                          400,204               404,747
                                                                --------------       ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $    1,473,279       $     1,454,460
                                                                ==============       ===============


See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH  FLOWS
                           (In Thousands - Unaudited)

                                                                          Three Months Ended February 28,
                                                                       --------------------------------------
                                                                             1995                  1994
                                                                       ---------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $           435       $          8,854
   Adjustments to reconcile net income to net cash used
     for operating activities:
         Equity in pretax (income) loss of
           unconsolidated joint ventures                                           124                    (53)
         Minority interests in pretax income of
           consolidated joint ventures                                              23                    218
         Amortization of discounts and issuance costs                              431                    579
         Depreciation and amortization                                           1,372                    705
         Provision for deferred income taxes                                      (276)                (1,095)
         Change in:
            Receivables                                                         74,978                 44,955
            Inventories                                                        (78,187)               (28,460)
            Accounts payable, accrued expenses
                and other liabilities                                          (50,987)               (43,070)
            Other, net                                                         (19,965)                (3,835)
                                                                       ---------------       ----------------
Net cash used for operating activities                                         (72,052)               (21,202)
                                                                       ---------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in unconsolidated joint ventures                                   (247)                (7,816)
   Net originations of mortgages held for long-term
     investment                                                                   (295)                (1,773)
   Payments received on first mortgages and
     mortgage-backed securities                                                  2,788                 16,753
   Other, net                                                                   (2,476)                (1,437)
                                                                       ---------------       ----------------
Net cash provided (used) by investing activities                                  (230)                 5,727
                                                                       ---------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from credit agreements and other short-
     term borrowings                                                            75,010                 97,445
   Payments on collateralized mortgage obligations                              (2,678)               (15,614)
   Payments on mortgages, land contracts and other loans                       (14,437)                (2,539)
   Distributions from (payments to) minority interests in
     consolidated joint ventures                                                  (270)                   189
   Purchase of special common stock and warrants                                                      (73,677)
   Payments of cash dividends                                                   (4,898)                (4,907)
                                                                       ---------------       ----------------
Net cash provided by financing activities                                       52,727                    897
                                                                       ---------------       ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (19,555)               (14,578)
Cash and cash equivalents at beginning of period                                54,808                 75,122
                                                                       ---------------       ----------------
Cash and cash equivalents at end of period                             $        35,253       $         60,544
                                                                       ===============       ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid, net of amounts capitalized                           $         2,174       $          2,938
                                                                       ===============       ================
   Income taxes paid                                                   $           781       $          4,093
                                                                       ===============       ================
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Cost of inventories acquired through seller financing               $        16,628       $          1,895
                                                                       ===============       ================

  See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 1994 contained in the Company's 1994 Annual Report to Shareholders.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of February 28, 1995, the results of its consolidated operations for the three months ended February 28, 1995 and 1994, and its consolidated cash flows for the three months ended February 28, 1995 and 1994. The results of operations for the three months ended February 28, 1995 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1994 has been taken from the audited financial statements as of that date.


2.   Statement of Financial Accounting Standards No. 115

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective December 1, 1994. In accordance with this pronouncement, the Company's mortgage-backed securities, which have been classified as held-to-maturity, are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. There was no impact on the Company's financial position or results of operations from the adoption of this pronouncement. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of the mortgage-backed securities are $100,746,000, $2,380,000, $144,000 and
     $102,982,000, respectively at February 28, 1995.


3.   Earnings Per Share

     The computation of earnings per share is based on the weighted average number of common shares, special common shares, equivalent Series B convertible preferred shares and common share equivalents outstanding during each period. The Series B convertible preferred shares are considered common stock due to their mandatory conversion into common stock, and the related dividends are not deducted from net income for purposes of calculating earnings per share. Common share equivalents include dilutive stock options and warrants using the treasury stock method.

     If, for purposes of calculating earnings per share, the Series B convertible preferred shares were excluded from the weighted average shares outstanding and the related dividends deducted from net income, the computation would have resulted in a loss per share of $.06 and earnings per share of $.19 for the three months ended February 28, 1995 and 1994, respectively.

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


  4. Inventories

     Inventories consist of the following:

                                                               February 28,            November 30,
                                                                  1995                    1994
                                                             ---------------         ---------------
     Homes, lots and improvements in production              $   729,979,000         $   712,563,000

     Land under development                                      307,549,000             230,150,000
                                                             ---------------         ---------------
        Total inventories                                    $ 1,037,528,000         $   942,713,000
                                                             ===============         ===============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

     OVERVIEW
     Total revenues for the three months ended February 28, 1995 decreased 10.5% to $229.8 million from $256.9 million for the quarter ended February 28, 1994 primarily due to lower housing revenues. Net income for the first quarter of 1995 decreased to $.4 million or $.01 per share from $8.9 million or $.22 per share for the same period a year ago. Housing revenues for the current period declined 11.9% from the year-earlier period as severe rains in California (the location of 71.1% of the Company's first quarter 1995 deliveries) and the cumulative effect of seven interest rate increases implemented by the Federal Reserve Board since February 1994 negatively impacted unit deliveries by 11.2%.


     CONSTRUCTION
     Revenues decreased by $25.0 million to $224.4 million in the first quarter of 1995 from $249.4 million in the first quarter of 1994 due to lower housing revenues, as revenues from French commercial development activities were essentially flat and revenues from land sales were higher. Residential revenues for the period decreased by $29.3 million to $216.6 million on 1,367 deliveries from $245.9 million on 1,539 deliveries in the year-earlier period, primarily due to a decrease of 24.1% in California unit volume partially offset by a 115.5% increase in deliveries from other United States operations. Housing revenues in the United States totaled $196.1 million on 1,265 unit deliveries in the first three months of 1995, compared to $226.3 million on 1,417 units in the first three months of 1994. These decreases mainly reflected the effect of poor weather conditions throughout California during the first quarter and the lingering impact of higher mortgage interest rates over the preceding twelve months. Revenues from French housing operations during the period grew to $20.3 million on 102 units from $18.5 million on 110 units in the prior year's quarter. During the first quarter of 1995, the Company's overall average selling price decreased slightly to $158,300 from $159,700 in the prior year's period as a result of a 2.9% decrease in the average selling price in the United States, partially offset by an increase in the French average selling price. The Company's average price of selling a home in the United States decreased in the first quarter of 1995 to $155,100 from $159,700 in the first quarter of 1994, largely as a result of a higher level of deliveries coming from the lower-priced markets outside of California. Deliveries outside of California but within the United States accounted for 23.2% of total United States deliveries in the first quarter of 1995, compared to 9.6% in the first quarter of 1994. Included in the total were the first deliveries from Oppel Jenkins, the largest builder of single-family homes in Albuquerque, New Mexico, acquired by the Company in January 1995. In France, the average selling price in the first quarter of 1995 rose 18.4% to $198,700 from $167,800 in the year-earlier quarter due to a change in the mix of deliveries and a weakening of the U.S. dollar against the French franc.

     Revenues from commercial development activities in France remained essentially flat at $.9 million in the first quarter of 1995 compared to $1.0 million for the same period a year ago. Revenues from land sales totaled $6.8 million in the first quarter of 1995 compared to $2.5 million in the first quarter of 1994. The increase in land sale revenues reflected greater opportunities available to the Company to sell land as more developers returned to an increasingly competitive market.

     Operating income decreased by $11.1 million to $5.5 million in the first quarter of 1995 from $16.6 million in the first quarter of 1994. This decrease primarily reflected lower gross profits on housing sales, partially offset by higher gross profits from land sales and an improvement in selling, general and administrative expenses. The decline in housing gross profits reflected both lower unit volume and a reduction in margins. Gross profits (excluding profits from land sales) decreased by $14.1 million to $34.3 million in the first quarter of 1995 from $48.4 million in the prior year's period. Gross profits (excluding profits from land sales) as a percentage of related revenues decreased to 15.8% in the current quarter from 19.6% in the year-earlier quarter. For the same periods, the Company's housing gross margin was 15.7% in 1995, down from 19.4% in 1994. This decrease primarily reflected a lower housing gross margin in California as substantially higher sales incentives were required to stimulate buying activity in an inclement environment while the volume decline caused the fixed component of gross margin to increase as a percentage of housing revenues. Gross profits from land sales increased to $2.9 million in the first quarter of 1995 from $.7 million in the same quarter a year ago.

        Selling, general and administrative expenses decreased by $.8 million to $31.7 million in the first quarter of 1995 from $32.5 million in the corresponding 1994 period, principally due to the California unit volume decline. Furthermore, throughout the first three months of 1995, the Company implemented a company-wide program to reduce its overhead cost structure; however, the impact of these cost cutting initiatives began to take effect too late in the first quarter to substantially offset the decline in revenues. As a percentage of housing revenues, selling, general and administrative expenses increased to 14.6% in the current quarter compared to 13.2% for the year-earlier period. Nevertheless, the Company believes the overhead reductions, including staff reductions, reduced marketing and promotion expenses, elimination of a supplemental incentive compensation plan and other initiatives, should increasingly improve selling, general and administrative expenses as a percentage of housing revenues as the year progresses.

        Interest income remained flat at $.6 million in the first quarter of 1995 as there was little change in the average balances of short-term investments and mortgages receivable compared to the same period a year ago.

        Interest expense (net of amounts capitalized) increased to $5.6 million in the first quarter of 1995 compared to $4.2 million in the first quarter of 1994, reflecting an increase in average indebtedness and an overall higher effective borrowing rate. Debt levels primarily increased as a result of additional borrowings under the Company's domestic unsecured revolving credit agreement in connection with higher inventory levels as the Company continued its expansion in the western United States. The Company's effective borrowing rate increased as a result of the hikes in interest rates implemented by the Federal Reserve Board throughout 1994 and into early 1995.

        Minority interests in pretax income of consolidated joint ventures. The Company conducts a portion of both its residential and commercial development activities through majority-owned partnerships, primarily in France, which are fully consolidated in the accompanying financial statements. As a result, operating income in the first quarter of 1995 has been reduced by minority interests in the pretax income of these partnerships of $.02 million compared to $.2 million in the prior year's period.

        Equity in pretax income (loss) of unconsolidated joint ventures reflected a loss of $.1 million in first quarter 1995, a decline from $.1 million in income in first quarter 1994. Joint ventures recorded combined revenues of $13.3 million in the current quarter compared to $.2 million for the corresponding period of 1994. Revenues from residential properties amounted to $10.4 million in the first quarter of 1995 and $.2 million for the same period of 1994. Revenues of $2.9 million were generated from unconsolidated joint venture commercial projects during the first quarter of 1995 while no revenues were generated from such projects during the prior year's quarter. The loss in the first quarter of 1995 primarily reflected the operating results of a single French multi-family residential project, where revenues failed to offset the costs of the venture which included selling, general, administrative and interest expenses.


        MORTGAGE BANKING
        Interest income and interest expense decreased by $.4 million and $1.0 million, respectively, in the first quarter of 1995 compared to the same quarter a year ago. These amounts decreased primarily due to the declining balances of outstanding mortgage-backed securities and related collateralized mortgage obligations, stemming from both regularly scheduled monthly principal amortization and prepayment activity of mortgage collateral. Interest income and expense are expected to continue to decline as the mortgage-backed securities and related collateralized mortgage obligations pay off at approximately the same rate. Interest expense also decreased as a result of the lower amount of notes payable outstanding during the first quarter of 1995 compared to the prior year's quarter.

        Other mortgage banking revenues decreased by $1.5 million to $1.2 million in the first three months of 1995 from $2.7 million in the first three months of 1994. This decrease was principally the result of lower gains on the sale of mortgages and servicing rights due to lower mortgage origination volume in the United States.

        General and administrative expenses for the current quarter decreased to $1.1 million from $1.3 million for the same period a year ago, reflecting lower mortgage production levels due to the decrease in domestic unit deliveries and the benefit of aggressive cost reduction programs.

     INCOME TAXES
     Income tax expense totaled $.3 million in the first quarter of 1995 and $5.2 million in the prior year's first quarter. These amounts represented effective income tax rates of approximately 37% in both periods.


                        LIQUIDITY AND CAPITAL RESOURCES

     The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. In the first quarter of 1995, net cash used for operating, investing and financing activities totaled $19.6 million, compared to $14.6 million used in the prior year's first quarter.

     The Company's operating activities for the first quarter of 1995 used $72.1 million, while first quarter 1994 operating activities used $21.2 million. In the first quarter of 1995, the Company used cash to fund a net investment of $78.2 million in inventories, excluding $16.6 million of inventories acquired through seller financing, and to pay down $51.0 million in accounts payable, accrued expenses and other liabilities. The use of cash was partially offset by a $75.0 million reduction in receivables. Inventories increased primarily in the United States where they rose to $904.8 million at February 28, 1995 from $807.5 million at November 30, 1994, as the Company continued its domestic expansion and sales rates continued to be sluggish in the first quarter of 1995. The reduction in receivables mainly related to a decrease in mortgage origination volume in the first quarter of 1995 as compared to the fourth quarter of 1994, resulting in a lower balance of mortgages held under commitment of sale.

     Operating activities for the first quarter of 1994 used cash for a net investment of $28.5 million in inventories, excluding $1.9 million of inventories acquired through seller financing, and to pay down $43.1 million in accounts payable, accrued expenses and other liabilities. The use of cash was partially offset by first quarter earnings and a $45.0 million reduction in receivables. Inventories increased mainly due to the Company's continued domestic expansion. The reduction in receivables related primarily to a decrease in mortgage origination volume in the first quarter of 1994 when compared to the fourth quarter of 1993.

     Cash used by investing activities totaled $.2 million in the first quarter of 1995 compared to cash provided by investing activities of $5.7 million in the year-earlier period. In the first quarter of 1995, cash was provided from $2.8 million in proceeds received from mortgage-backed securities which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral. Partially offsetting these proceeds was $2.5 million of cash used for other investing activities. In the first quarter of 1994, proceeds of $16.8 million received from mortgage-backed securities provided the majority of the cash from investing activities. Partially offsetting these proceeds was $7.8 million of cash used for investments in unconsolidated joint ventures.

     Financing activities in the first quarter of 1995 provided $52.7 million of cash, as compared to $.9 million provided in the first quarter of 1994. In the first quarter of 1995, cash was provided by $60.6 million in net proceeds from borrowings. These cash inflows were partially offset by payments on collateralized mortgage obligations of $2.7 million, the funds for which were provided by receipts on mortgage-backed securities; and $4.9 million of cash dividend payments. Financing activities in 1994's first quarter resulted in net cash inflows due mainly to $94.9 million in net proceeds from borrowings mostly offset by the purchase of special common stock and warrants for $73.7 million; payments on collateralized mortgage obligations of $15.6 million; and $4.9 million of cash dividend payments.

     Under the Company's $500 million domestic unsecured revolving credit facility, which contains a $200 million sublimit for the Company's mortgage banking operations, a total of $157.4 million was available for future use as of February 28, 1995. The Company's French unsecured financing agreements had in the aggregate $109.6 million available at February 28, 1995. In addition to the $200 million sublimit, the Company's mortgage banking operations had commitments of $120 million on the asset-backed commercial paper facility. Of the total $120 million potentially available under this facility, $53 million was available at quarter-end for the mortgage banking operation's future use.

        The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

        The Company's residential backlog as of February 28, 1995 consisted of 1,285 units, representing aggregate future revenues of approximately $212.6 million compared to 1,204 units representing $181.6 million a year earlier, marking the first time since the second quarter of 1993 that residential backlog was up on a year over year basis. The Company's operations in the United States accounted for approximately $164.8 million of backlog value on 1,037 units at February 28, 1995, compared to $147.7 million on 994 units at February 28, 1994. Despite severe weather conditions which resulted in net orders in California for the current quarter declining 13.8% from the prior year's quarter, backlog levels in California remained essentially flat when compared to the prior year as the backlog value totaled approximately $125.9 million on 757 units at February 28, 1995 and $125.0 million on 766 units at February 28, 1994. Other United States operations demonstrated year over year growth in backlog levels with the backlog value at February 28, 1995 increasing to approximately $39.0 million on 280 units from $22.7 million on 228 units at February 28, 1994. This growth reflected a 64.8% increase in net orders for the first three months of 1995 compared to the first three months of 1994. The Company expects the improved backlog, including the continuation of strong new order activity in the other United States operations, to contribute to an improved level of deliveries in the second quarter when compared to the first quarter of 1995.

        In France, the residential backlog value at February 28, 1995 was approximately $44.8 million on 219 units, up from $32.9 million on 198 units a year earlier. In addition, the 1995 first quarter backlog improved from $30.1 million on 169 units at November 30, 1994. However, the Company's net orders in France decreased during the first quarter of 1995 by 11.1% to 152 units from 171 units for the same period a year ago. The backlog associated with consolidated commercial development activities was valued at approximately $32.7 million at February 28, 1995, compared to $37.9 million at February 28, 1994, reflecting the reduced opportunities in the French commercial market.

        Substantially all of the homes included in residential backlog are expected to be delivered in 1995; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

        The Company's domestic expansion outside of California produced higher deliveries in Arizona in the first quarter compared to the same period a year ago. Furthermore, during the current quarter the Company generated deliveries from New Mexico (the acquisition of Oppel Jenkins) and Colorado where there were no corresponding deliveries in the prior year's quarter. With the integration of Oppel Jenkins into the Company's domestic operations complete, its New Mexico operations will contribute three full months of results in the second quarter of 1995. The Company took its first orders in Utah in the current quarter and is expected to generate deliveries there in the second quarter of 1995. Nevertheless, the Company continues to face challenges within its domestic operations, including a relatively weak housing recovery in California; higher mortgage interest rates when compared to early 1994, which continue to make it more difficult to qualify entry-level buyers for loans; and the negative effects of severe and prolonged rain storms in California throughout the first three months of 1995, which reduced sales volumes, delayed openings of new communities and slowed production.

        In Mexico, the Company's start-up operation continues to be re-assessed as a result of the series of sharp devaluations of the peso in early fiscal 1995. These uncertainties have slowed an already complex regulatory process and heightened market concerns for new home sales. The level and timing of sales or deliveries in Mexico, if any, in 1995 thus remains uncertain.

     PART II.  OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 23, 1995, at the Company's 1995 Annual Meeting of Stockholders, two matters were submitted for stockholder vote, upon which matters 83% of the outstanding capital stock of the Company was voted.

     Election of Directors. Messrs. Ronald W. Burkle and Luis G. Nogales were elected to the board of directors and Messrs. Ray R. Irani and Guy Nafilyan were re-elected as directors. Messrs. Antoine Jeancourt-Galignani, James A. Johnson, Bruce Karatz, Lester Pollack and Sanford C. Sigoloff and Ms. Jane Evans were not up for re-election and remain as directors. Over ninety two percent of the shares voted were voted in favor of the director candidates. Mr. Burkle received 25,007,249 affirmative votes with 1,947,374 votes withheld; Mr. Nogales received 25,006,118 affirmative votes with 1,948,505 votes withheld; Mr. Irani received 26,427,629 affirmative votes with 526,994 votes withheld; and Mr. Nafilyan received 26,884,567 affirmative votes with 70,056 votes withheld.

     Performance-Based Incentive Plan for Senior Management. At the Annual Meeting stockholders were also asked to approve the Performance-Based Incentive Plan for Senior Management. Ninety percent of the votes cast, or 24,259,759 shares, were in favor of the plan, with 2,490,448 shares voting against.

     ITEM 5.  OTHER INFORMATION

     The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three-month periods ended February 28, 1995 and 1994, together with backlog data in terms of units and value by geographical market as of February 28, 1995 and 1994.

                                                                                       Backlog - Value
                          Deliveries         Net Orders          Backlog - Units        In Thousands
                       --------------      ---------------      -----------------    -------------------
Market                  1995     1994       1995      1994       1995      1994         1995       1994
- ------                 -----    -----      -----     -----      -----      -----     --------   --------

California               972    1,281      1,101     1,277        757        766     $125,870   $125,045

Other United States      293      136        374       227        280        228       38,971     22,704

France                   102      110        152       171        219        198       44,820     32,875

Canada                     -       12          9         9         29         12        2,958        948
                       -----    -----      -----     -----      -----      -----     --------   --------
    Total              1,367    1,539      1,636     1,684      1,285      1,204     $212,619   $181,572
                       =====    =====      =====     =====      =====      =====     ========   ========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

 11   Statement of Computation of Per Share Earnings.

 24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 1994 Annual Report on Form 10- K, is incorporated by reference herein.

 27   Financial Data Schedule.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended February 28, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KAUFMAN AND BROAD HOME CORPORATION
                                          ----------------------------------
                                          Registrant


Dated   April 14, 1995                    /s/ BRUCE KARATZ
      ---------------------               ----------------------------------
                                          Bruce Karatz
                                          Chairman, President and
                                              Chief Executive Officer


Dated   April 14, 1995                    /s/ MICHAEL F. HENN
      ---------------------               ----------------------------------
                                          Michael F. Henn
                                          Senior Vice President and
                                              Chief Financial Officer

                                                                                           Page of
                                                                                         Sequentially
INDEX OF EXHIBITS                                                                       Numbered Pages
                                                                                        --------------

11    Statement of Computation of Per Share Earnings                                         15

27    Financial Data Schedule                                                                16