Form 10-Q
period 1995-05-31
KAUFMAN & BROAD HOME CORP
filed 1995-07-14
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-Q



  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended May 31, 1995.

                                       or

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

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

                           Yes [ X ]        No [   ]




  INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

     Common stock, par value $1.00 per share, 32,388,317 shares outstanding

                       KAUFMAN AND BROAD HOME CORPORATION
                                   FORM 10-Q
                                     INDEX



                                                                                              PAGE
                                                                                            NUMBER(S)
                                                                                            ---------
PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             Consolidated Statements of Income --
             Six Months and Three Months ended May 31, 1995 and 1994                            3

             Consolidated Balance Sheets --
             May 31, 1995 and November 30, 1994                                                 4

             Consolidated Statements of Cash Flows --
             Six Months ended May 31, 1995 and 1994                                             5

             Notes to Consolidated Financial Statements                                       6-7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   8-13

PART II.  OTHER INFORMATION

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               14

     ITEM 5. OTHER INFORMATION                                                                 14

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                  15

SIGNATURES                                                                                     16

INDEX OF EXHIBITS                                                                              17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands Except Per Share Amounts - Unaudited)

                                                 Six Months Ended May 31,          Three Months Ended May 31,
                                                 -------------------------         --------------------------
                                                   1995            1994               1995           1994
                                                 ---------       ---------          ---------      ---------
TOTAL REVENUES                                   $ 545,325       $ 582,900          $ 315,493      $ 326,021
                                                 =========       =========          =========      =========
CONSTRUCTION:
   Revenues                                      $ 532,784       $ 568,029          $ 308,407      $ 318,624
   Construction and land costs                    (442,601)       (457,246)          (255,400)      (256,977)
   Selling, general and administrative
     expenses                                      (73,787)        (73,092)           (42,115)       (40,553)
                                                 ---------       ---------          ---------      ---------
      Operating income                              16,396          37,691             10,892         21,094
   Interest income                                   1,025           1,083                474            441
   Interest expense, net of amounts
     capitalized                                   (13,010)         (9,111)            (7,369)        (4,869)
   Minority interests in pretax income of
     consolidated joint ventures                      (147)           (393)              (124)          (175)
   Equity in pretax income (loss) of
     unconsolidated joint ventures                    (116)           (502)                 8           (555)
                                                 ---------       ---------          ---------      ---------
   Construction pretax income                        4,148          28,768              3,881         15,936
                                                 ---------       ---------          ---------      ---------
MORTGAGE BANKING:
   Revenues:
      Interest income                                8,086           8,895              3,785          4,157
      Other                                          4,455           5,976              3,301          3,240
                                                 ---------       ---------          ---------      ---------
                                                    12,541          14,871              7,086          7,397
   Expenses:
      Interest                                      (7,507)         (9,197)            (3,535)        (4,243)
      General and administrative                    (2,406)         (2,541)            (1,341)        (1,243)
                                                 ---------       ---------          ---------      ---------
   Mortgage banking pretax income                    2,628           3,133              2,210          1,911
                                                 ---------       ---------          ---------      ---------
TOTAL PRETAX INCOME                                  6,776          31,901              6,091         17,847
Income taxes                                        (2,500)        (11,800)            (2,250)        (6,600)
                                                 ---------       ---------          ---------      ---------
NET INCOME                                       $   4,276       $  20,101          $   3,841      $  11,247
                                                 =========       =========          =========      =========
EARNINGS PER SHARE                               $     .11       $     .50          $     .10      $     .28
                                                 =========       =========          =========      =========
AVERAGE SHARES OUTSTANDING                          39,747          40,247             39,757         40,125
                                                 =========       =========          =========      =========
CASH DIVIDENDS PER COMMON SHARE
                                                 $    .150       $    .150          $    .075      $    .075
                                                 =========       =========          =========      =========

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)

                                                                              May 31,            November 30,
                                                                               1995                  1994
                                                                          --------------       ---------------
 ASSETS
 CONSTRUCTION:
    Cash and cash equivalents                                             $       22,014       $        49,497
    Trade and other receivables                                                  102,007               114,921
    Inventories                                                                1,057,562               942,713
    Investments in unconsolidated joint ventures                                  25,909                25,314
    Other assets                                                                  58,620                34,691
                                                                          --------------       ---------------
                                                                               1,266,112             1,167,136
                                                                          --------------       ---------------
 MORTGAGE BANKING:
    Cash and cash equivalents                                                      8,327                 5,311
    Receivables:
        First mortgages and mortgage-backed securities                           105,846               110,223
        First mortgages held under commitment of sale and                        122,151               164,365
          other receivables
    Other assets                                                                   6,603                 7,425
                                                                          --------------       ---------------
                                                                                 242,927               287,324
                                                                          --------------       ---------------
 TOTAL ASSETS                                                             $    1,509,039       $     1,454,460
                                                                          ==============       ===============
 LIABILITIES AND SHAREHOLDERS' EQUITY
 CONSTRUCTION:
    Accounts payable                                                      $      118,845       $       146,179
    Accrued expenses and other liabilities                                        64,985                72,845
    Mortgages and notes payable                                                  699,440               565,020
                                                                          --------------       ---------------
                                                                                 883,270               784,044
                                                                          --------------       ---------------
 MORTGAGE BANKING:
    Accounts payable and accrued expenses                                          5,563                10,293
    Notes payable                                                                 95,000               125,000
    Collateralized mortgage obligations secured by
      mortgage-backed securities                                                  92,220                96,731
                                                                           --------------       ---------------
                                                                                 192,783               232,024
 Deferred income taxes                                                            28,955                31,373
                                                                          --------------       ---------------
 Minority interests in consolidated joint ventures                                 2,058                 2,272
                                                                          --------------       ---------------
 Series B convertible preferred stock                                              1,300                 1,300
 Common stock                                                                     32,390                32,378
 Paid-in capital                                                                 189,019               188,970
 Retained earnings                                                               175,762               181,282
 Cumulative foreign currency translation adjustments                               3,502                   817
                                                                          --------------       ---------------
    TOTAL SHAREHOLDERS' EQUITY                                                   401,973               404,747
                                                                          --------------       ---------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $    1,509,039       $     1,454,460
                                                                          ==============       ===============

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH  FLOWS
                           (In Thousands - Unaudited)

                                                                             Six Months Ended May 31,
                                                                       -------------------------------------
                                                                             1995                  1994
                                                                       ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $         4,276       $        20,101
   Adjustments to reconcile net income to net cash used
      for operating activities:
         Equity in pretax loss of unconsolidated joint                             116                   502
            ventures
         Minority interests in pretax income of                                    147                   393
            consolidated joint ventures
         Amortization of discounts and issuance costs                              828                 1,011
         Depreciation and amortization                                           2,980                 1,546
         Provision for deferred income taxes                                    (2,418)                6,143
         Change in:
            Receivables                                                         54,846                67,512
            Inventories                                                        (91,360)              (83,808)
            Accounts payable, accrued expenses                                 (39,924)              (59,905)
                and other liabilities
            Other, net                                                         (20,573)               (5,128)
                                                                       ---------------       ---------------
Net cash used for operating activities                                         (91,082)              (51,633)
                                                                       ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in unconsolidated joint ventures                                   (711)               (5,525)
   Net originations of mortgages held for long-term                               (200)                 (896)
      investment
   Payments received on first mortgages and                                      5,068                34,647
      mortgage-backed securities
   Other, net                                                                   (3,145)               (2,933)
                                                                       ---------------       ---------------
Net cash provided by investing activities                                        1,012                25,293
                                                                       ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from credit agreements and other short-                         98,276               146,587
      term borrowings
   Payments on collateralized mortgage obligations                              (5,121)              (33,507)
   Payments on mortgages, land contracts and other loans                       (17,395)               (5,486)
   Payments to minority interests in consolidated joint                           (361)              (11,904)
      ventures
   Purchase of special common stock and warrants                                     -               (73,677)
   Payments of cash dividends                                                   (9,796)               (9,812)
                                                                       ---------------       ---------------
Net cash provided by financing activities                                       65,603                12,201
                                                                       ---------------       ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (24,467)              (14,139)
Cash and cash equivalents at beginning of period                                54,808                75,122
                                                                       ---------------       ---------------
Cash and cash equivalents at end of period                             $        30,341       $        60,983
                                                                       ===============       ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid, net of amounts capitalized                           $        19,747       $        18,893
                                                                       ===============       ===============
   Income taxes paid                                                   $         4,836       $        32,505
                                                                       ===============       ===============
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Cost of inventories acquired through seller financing               $        23,489       $         4,065
                                                                       ===============       ===============

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

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 1995, the results of its consolidated operations for the six months and three months ended May 31, 1995 and 1994, and its consolidated cash flows for the six months ended May 31, 1995 and 1994.
    The results of operations for the six months and three months ended May 31, 1995 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1994 has been taken from the audited financial statements as of that date.


2.  Statement of Financial Accounting Standards No. 115

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective December 1, 1994. In accordance with this pronouncement, the Company's mortgage-backed securities, which have been classified as held-to-maturity, are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. There was no impact on the Company's financial position or results of operations from the adoption of this pronouncement. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of the mortgage-backed securities are $98,712,000, $6,278,000, $0 and $104,990,000, respectively at May 31, 1995.


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

    If, for purposes of calculating earnings per share, the Series B convertible preferred shares were excluded from the weighted average shares outstanding and the related dividends deducted from net income, the computation would have resulted in a loss per share of $.02 for the six months ended May 31, 1995 and earnings per share of $.45 for the six months ended May 31, 1994. The same computation would have resulted in earnings per share of $.04 and $.26 for the three months ended May 31, 1995 and 1994, respectively.

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4.    Inventories

      Inventories consist of the following:

                                                                       May 31,            November 30,
                                                                        1995                 1994
                                                                   --------------        --------------
      Homes, lots and improvements in production                   $  782,558,000        $  712,563,000
      Land under development                                          275,004,000           230,150,000
                                                                   --------------        --------------
          Total inventories                                        $1,057,562,000        $  942,713,000
                                                                   ==============        ==============

5.    Recent Accounting Pronouncements

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of this statement are effective for fiscal years beginning after December 15, 1995. Upon adoption, the impact on the Company's financial position and results of operations is not anticipated to be significant.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

OVERVIEW
Total revenues for the three months ended May 31, 1995 decreased to $315.5 million from $326.0 million for the three months ended May 31, 1994. For the six months ended May 31, 1995, total revenues declined to $545.3 million from $582.9 million for the first six months of 1994. Lower housing and French commercial revenues primarily accounted for the decrease in total revenues.
Net income for the second quarter of 1995 decreased to $3.8 million or $.10 per share from $11.2 million or $.28 per share for the same period a year ago. Net income for the six months ended May 31, 1995 decreased to $4.3 million or $.11 per share from $20.1 million or $.50 per share in the first six months of 1994. The results for the second quarter and first six months of 1995 were impacted by a soft California housing market and the lingering effects of severe rains in California which occurred early in 1995. However, the 17.0% decline in California unit deliveries in the second quarter of 1995 from the same quarter last year was nearly offset by an 82.0% increase in deliveries in other Western states for the same period as the Company's domestic operations outside of California continued to expand. As part of this expansion, the Company delivered its first homes in Utah in the second quarter, marking the Company's fifth new Western United States market in the last three years.


CONSTRUCTION
Revenues decreased by $10.2 million to $308.4 million in the second quarter of 1995 from $318.6 million in the second quarter of 1994 primarily due to lower housing revenues and reduced revenues from French commercial development activities. Residential revenues for the three months ended May 31, 1995 decreased by $2.3 million to $304.1 million on 1,875 world-wide deliveries from $306.4 million on 1,954 deliveries in the year-earlier period. Housing revenues in the United States totaled $280.1 million on 1,741 unit deliveries in the second quarter of 1995, compared to $280.0 million on 1,805 units in the prior year's period primarily due to a decrease of 17.0% in California unit volume. California housing operations generated revenues of $219.4 million on 1,295 units in the second quarter of 1995 compared to $253.3 million on 1,560 units in the same quarter a year ago. The 265-unit decline in California deliveries was partially offset by an 82.0% increase in deliveries from other United States operations. The decrease in California unit volume mainly reflected the still relatively weak housing market and the effect of poor weather conditions which persisted throughout California during the first quarter and into the second quarter. In particular, the record rains delayed openings of new communities and slowed production. The domestic operations outside of California experienced continued growth in the second quarter of 1995 as these operations continued to mature and the Company delivered its first homes in Utah. Growth in the Company's Western markets was evidenced by the fact that non-California United States deliveries accounted for 25.6% of the domestic unit total in the second quarter of 1995 compared to 13.6% in the second quarter of 1994. Revenues from French housing operations during the current period decreased to $21.5 million on 110 units from $25.2 million on 139 units in the prior year's quarter.

During the second quarter of 1995, the Company's overall average selling price increased to $162,100 from $156,700 in the same quarter a year ago as a result of a 3.7% increase in the Company's average selling price in the United States and a 7.6% increase in the French average selling price. The Company's average new home price in the United States increased in the second quarter of 1995 to $160,900 from $155,100 in the same period of 1994. In France, the Company's average selling price for the three months ended May 31, 1995 rose to $195,000 from $181,200 in the year-earlier quarter. These increases were largely a result of a change in product mix.

Second quarter revenues from commercial development activities in France decreased to $3.9 million in 1995 from $10.9 million in 1994 reflecting the lower level of commercial activity in the current year. Revenues from land sales totaled $.4 million in the three months ended May 31, 1995 compared to $1.3 million in the same period of 1994. In addition, revenues from land sales in the second quarter of 1995 reflected a decline from the $6.8 million recorded in the first quarter of 1995. Land sale revenues are impacted by the availability of land and market conditions and will fluctuate from quarter to quarter.

  For the first six months of 1995, construction revenues totaled $532.8 million, a decrease of $35.2 million from $568.0 million in the prior year's first half, on lower housing and commercial revenues. The decrease in housing revenues reflected lower unit volume, partially offset by a higher average selling price. Housing revenues totaled $520.7 million on 3,242 units in the first half of 1995, compared to $552.3 million on 3,493 units for the same period a year ago. Housing operations in the United States produced revenues of $476.2 million on 3,006 units in the first six months of 1995 and $506.4 million on 3,222 units in the comparable period of 1994. French housing revenues totaled $41.7 million on 212 units in the first half of 1995 and $43.6 million on 249 units in the corresponding period of 1994. The decline in United States unit volume for the six month period reflected the impact of severe weather conditions in California early in the year and the cumulative effect of interest rate increases implemented by the Federal Reserve Board throughout 1994 and into early 1995 which primarily impacted the first quarter. Deliveries in California decreased to 2,267 units for the first six months of 1995 from 2,841 units for the first six months of 1994. Partially offsetting this decrease was the increase in deliveries from other United States operations as part of the Company's continuing domestic expansion strategy. The Company's average new home price increased to $160,500 in the first six months of 1995 from $158,000 in the year-earlier period, reflecting an increase in the average selling price in France to $196,800 from $175,300, as a result of changes in product mix.

  Revenues from the development of commercial buildings in France decreased to $4.9 million during the first six months of 1995 from $11.9 million in the comparable period of 1994 reflecting the Company's reduced level of operations in France's weak commercial market. Company-wide revenues from land sales totaled $7.2 million for the first half of 1995, compared to $3.8 million for the same period a year ago.

  Operating income decreased by $10.2 million to $10.9 million in the second quarter of 1995 from $21.1 million in the second quarter of 1994. This decrease primarily reflected lower gross profits on housing sales and commercial activities and an increase in selling, general and administrative expenses. The decline in housing gross profits resulted from both lower unit volume and a reduction in gross margins while the lower profits from commercial operations reflected the decreased level of commercial activities. Gross profits (excluding profits from land sales) decreased by $8.2 million to $53.1 million in the second quarter of 1995 from $61.3 million in the prior year's quarter. Gross profits (excluding profits from land sales) as a percentage of related revenues decreased to 17.2% in the current quarter from 19.3% in the year- earlier quarter. For the same periods, the Company's housing gross margin was 17.1% in 1995, down from 18.2% in 1994, primarily reflecting a lower housing gross margin in California as higher sales incentives continue to be required to stimulate buying activity there. In addition, unit volume declines caused the fixed components of gross margin to increase as a percentage of housing revenues. Nonetheless, the 1.1 percentage point decrease in housing gross margin in the current quarter reflected improvement when compared to the larger year-over-year decline of
  3.7 percentage points in the Company's housing gross margin during the first quarter of 1995. This improvement primarily resulted from a higher housing gross margin in California in the recently completed second quarter versus the first quarter of 1995. Land sales generated a loss of $.1 million in the second quarter of 1995 compared to $.3 million in profit during the same quarter a year ago. By comparison, during the first quarter of 1995, gross profits from land sales totaled $2.9 million.

  Selling, general and administrative expenses increased by $1.6 million to $42.1 million in the second quarter of 1995 from $40.6 million in the second quarter of 1994. This increase was principally due to the Company's domestic expansion combined with increased sales incentives and sales commissions. Partially offsetting the increase was the effect of the Company's cost cutting program implemented at the beginning of the year. As a percentage of housing revenues, selling, general and administrative expenses increased to 13.8% in the second quarter of 1995 compared to 13.2% for the year-earlier period. This percentage improved in the second quarter of 1995 from 14.6% for the first quarter of 1995 due to higher unit volume and the impact of cost cutting measures. The Company believes the overhead reductions, including staff reductions, reduced marketing and promotion expenses, elimination of a supplemental incentive compensation plan and other initiatives implemented during fiscal 1995, combined with anticipated volume increases, should progressively reduce the ratio of selling, general and administrative expenses to housing revenues as the year progresses.

  For the first six months of 1995, operating income decreased by $21.3 million to $16.4 million from $37.7 million in the corresponding period of 1994.
  This decrease was principally due to lower gross profits on housing sales and commercial activities. For the six-month period, gross profits (excluding profits from land sales) decreased by $22.4 million to $87.3 million in 1995 from $109.7 million in 1994. As a percentage of related revenues, gross profits (excluding profits from land sales) were 16.6% in the first half of 1995, compared to 19.4% in the prior year's period. Excluding the effect of commercial development activities, housing gross profits as a percentage of related revenues decreased to 16.5% in the period from 18.7% a year earlier. These decreases primarily reflected a lower gross margin in California as substantially higher sales incentives were required to stimulate buying activity, particularly as a result of inclement weather, while the volume decline caused the fixed component of gross margin to increase as a percentage of housing revenues. Gross profits from land sales increased by $1.8 million in the first half of 1995 to $2.8 million from $1.0 million in 1994.

Selling, general and administrative expenses increased by $.7 million to $73.8 million for the first six months of 1995 from $73.1 million for the same period of 1994, primarily due to the Company's expanding domestic operations and increased sales incentives and sales commissions, partially offset by the impact of the Company's cost reduction program. As a percentage of housing revenues, selling, general and administrative expenses increased to 14.2% for the first six months of 1995 from 13.2% in the corresponding period of 1994.

Interest income totaled $.5 million in the second quarter of 1995 compared to $.4 million in the prior year's second quarter. For the first six months, interest income totaled $1.0 million in 1995 and $1.1 million in 1994. These essentially flat levels of interest income reflect little change in the interest bearing average balances of short-term investments and mortgages receivable compared to the same periods a year ago.

Interest expense (net of amounts capitalized), reflecting an increase in average indebtedness and an overall higher effective borrowing rate in 1995, increased to $7.4 million in the second quarter of 1995 from $4.9 million in the second quarter of 1994. For the six-month period, interest expense totaled $13.0 million in 1995 compared to $9.1 million in 1994. Debt levels grew in 1995 primarily as a result of additional borrowings under the Company's domestic unsecured revolving credit agreement in connection with higher inventory levels associated with the Company's increasing domestic operations outside of California. The Company's effective borrowing rate increased as a result of the hikes in interest rates implemented by the Federal Reserve Board throughout 1994 and into early 1995.

Minority interests in pretax income of consolidated joint ventures. The Company conducts a portion of both its residential and commercial development activities through majority-owned partnerships, primarily in France, which are fully consolidated in the accompanying financial statements. As a result, operating income in the second quarter of 1995 has been reduced by minority interests in the pretax income of these partnerships of $.1 million, compared to $.2 million in the prior year's period. Minority interests decreased to $.1 million for the first six months of 1995 from $.4 million in the corresponding period of 1994. Minority interests is expected to remain at reduced levels reflecting fewer activities from French commercial operations as that market continues to absorb existing properties.

Equity in pretax income (loss) of unconsolidated joint ventures reflected break-even results in the second quarter of 1995 compared to a $.6 million loss in second quarter of 1994. Joint ventures recorded combined revenues, all of which were generated from residential properties, of $3.3 million in the current quarter compared to $21.6 million for the corresponding period of 1994. For the first half of 1995, the Company's equity in pretax loss of unconsolidated joint ventures decreased to $.1 million from $.5 million in the same period of 1994. Combined revenues from these joint ventures totaled $16.6 million in the first half of 1995 compared to $21.8 million in the first half of 1994. Of these amounts, revenues from residential properties accounted for $13.7 million in 1995 and $21.8 million in 1994.


MORTGAGE BANKING
Interest income and interest expense decreased by $.4 million and $.7 million, respectively, in the second quarter of 1995 compared to the same quarter a year ago. For the first six months of 1995, interest income declined by $.8 million and related interest expense dropped by $1.7 million from the same period of 1994. These amounts decreased primarily due to the declining balances of outstanding mortgage-backed securities and related collateralized mortgage obligations, stemming from both regularly scheduled monthly principal amortization and prepayment activity of mortgage collateral. Interest income and expense are expected to continue to decline as the mortgage-backed securities and related collateralized mortgage obligations pay off at approximately the same rate.

  Other mortgage banking revenues increased slightly to $3.3 million in the second quarter of 1995 compared to $3.2 million in the prior year's second quarter. This increase was mainly the result of higher gains on the sale of mortgages and servicing rights due to the origination of a more favorable mix of fixed to variable rate loans. For the first half of 1995, other mortgage banking revenues totaled $4.5 million, a decrease from $6.0 million in the prior year's period principally due to lower gains from the sale of mortgages and servicing rights in the first quarter of 1995 due to lower mortgage origination volume in the United States.

  General and administrative expenses increased slightly to $1.3 million in the second quarter of 1995, compared to $1.2 million in the prior year's second quarter due to a slight increase in loan origination volume during the current quarter. For the six-month period, these expenses were $2.4 million in 1995 and $2.5 million in 1994 reflecting lower mortgage production levels due to the lower domestic unit deliveries and the benefit of aggressive cost reduction programs.


  INCOME TAXES
  Income tax expense totaled $2.3 million in the second quarter of 1995 and $6.6 million in the prior year's second quarter. For the first six months of 1995, income tax expense totaled $2.5 million compared to $11.8 million in the same period of 1994. These amounts represented effective income tax rates of approximately 37% in both periods of 1995 and 1994.


                        LIQUIDITY AND CAPITAL RESOURCES

  The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. For the six months ended May 31, 1995, net cash used for operating, investing and financing activities totaled $24.5 million, compared to $14.1 million used in the first half of 1994.

  The Company's operating activities for the first six months of 1995 and 1994 used $91.1 million and $51.6 million, respectively. For the six months ended May 31, 1995, the Company primarily used cash to fund a net investment of $91.4 million in inventories, excluding $23.5 million of inventories acquired through seller financing, and to pay down $39.9 million in accounts payable, accrued expenses and other liabilities. The use of cash was partially offset by six months' earnings of $4.3 million, a reduction in receivables of $54.8 million and various noncash items deducted from net income. Inventories increased primarily in the United States where they rose to $907.7 million at May 31, 1995 from $807.5 million at November 30, 1994, as the Company continued its domestic expansion in the second quarter of 1995 in anticipation of new community openings in the second half of the year. The reduction in receivables mainly related to a decrease in mortgage origination volume in the second quarter of 1995 as compared to the fourth quarter of 1994, resulting in a lower balance of mortgages held under commitment of sale.

  Operating activities for the first six months of 1994 used cash for a net investment of $83.8 million in inventories, excluding $4.1 million of inventories acquired through seller financing, and to pay down $59.9 million in accounts payable, accrued expenses and other liabilities. The use of cash was partially offset by second quarter earnings of $20.1 million and a $67.5 million reduction in receivables. Inventories increased mainly due to the Company's continued domestic expansion. The reduction in receivables related primarily to a decrease in mortgage origination volume in the second quarter of 1994 compared to the fourth quarter of 1993.

  Cash provided by investing activities totaled $1.0 million in the first six months of 1995 compared to $25.3 million in the year-earlier period. In the first half of 1995, cash was provided from $5.1 million in proceeds received from mortgage-backed securities which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral. Partially offsetting these proceeds was $3.1 million of cash used for other investing activities. In the first half of 1994, proceeds of $34.6 million received from mortgage-backed securities were partially offset by $5.5 million of cash used for investments in unconsolidated joint ventures.

Financing activities in the first half of 1995 provided $65.6 million of cash compared to $12.2 million provided in the same period of 1994. In the first six months of 1995, cash was provided by $80.9 million in net proceeds from borrowings. These cash inflows were partially offset by payments on collateralized mortgage obligations of $5.1 million, the funds for which were provided by receipts on mortgage-backed securities; and $9.8 million of cash dividend payments. Financing activities for the six months ended May 31, 1994 resulted in net cash inflows due mainly to $141.1 million in net proceeds from borrowings substantially offset by the purchase of special common stock and warrants for $73.7 million; payments on collateralized mortgage obligations of $33.5 million; and $9.8 million of cash dividend payments.

Under the Company's $500 million domestic unsecured revolving credit facility, which contains a $200 million sublimit for the Company's mortgage banking operations, a total of $166.9 million was available for future use as of May 31, 1995. The Company's French unsecured financing agreements had in the aggregate $66.6 million available at May 31, 1995. In addition to the $200 million sublimit, the Company's mortgage banking operations had commitments of $120 million on the asset-backed commercial paper facility. Of the total $120 million potentially available under this facility, $34 million was available at quarter-end for the mortgage banking operation's future use.

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

As of May 31, 1995, the Company's residential backlog was at its highest level in both units and dollars compared to second quarter levels of the previous three years. Residential backlog at the end of the second quarter of 1995 consisted of 1,651 orders, representing aggregate future revenues of approximately $275.6 million compared to 1,285 orders representing $198.5 million a year earlier. The Company's operations in the United States accounted for approximately $225.3 million of backlog value on 1,391 orders at May 31, 1995 compared to $151.3 million on 1,011 orders at May 31, 1994. Backlog in California totaled approximately $149.8 million on 859 orders at May 31, 1995 compared to $132.9 million on 848 orders at May 31, 1994, marking the first quarter in two years that California unit backlog compared favorably to the prior year's quarter. Other United States operations also demonstrated year-over-year growth in backlog levels with the backlog at May 31, 1995 increasing to approximately $75.5 million on 532 orders from $18.4 million on 163 orders at May 31, 1994. Growth in these other Western states reflected a 163.4% increase in net orders for the first six months of 1995 compared to the first six months of 1994 as a result of the Company's domestic expansion. The Company expects the improved backlog and an anticipated continuation of strong new order activity in the other United States operations to contribute to an improved level of domestic deliveries in the second half of 1995 when compared to the first two quarters of the year.

In France, the residential backlog value at May 31, 1995 totaled approximately $48.7 million on 243 orders, and $45.1 million on 253 orders a year earlier. The 1995 second quarter backlog improved from $30.1 million on 169 units at November 30, 1994. However, the Company's net orders in France decreased 30.9% during the second quarter of 1995 to 134 orders from 194 orders for the same period a year ago as the pace of sales slowed in anticipation of the presidential elections in late May. Due to the continuing decline in net orders for French housing in June, full year 1995 profits for these operations are not expected to be significant. Backlog associated with consolidated commercial development activities was valued at approximately $25.6 million at May 31, 1995 compared to $29.8 million at May 31, 1994, reflecting the reduced opportunities in the French commercial market. French commercial activities will likely remain at reduced levels as the market continues to absorb existing properties.

Substantially all of the homes included in the Company's residential backlog are expected to be delivered in 1995; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

  The Company's United States operations outside of California generated 25.6% of domestic deliveries in the second quarter of 1995 compared to 13.6% in the same period a year ago. During the three months ended May 31, 1995, the Company delivered its first homes in Utah and had deliveries from operations in New Mexico and Colorado where there were no corresponding deliveries in the same period in 1994. In addition, net domestic orders were up 15.0% in the second quarter of 1995 versus the same quarter a year ago. This positive trend continued in the month of June as United States net orders were up 40.8% over the prior year, including a 24.9% increase in California. With higher backlog levels at the end of the second quarter of 1995, the recent improvement in net orders and the interest rate reduction announced by the Federal Reserve Board in early July, the Company believes it is well-positioned for improvement during the remainder of the year. Nevertheless, the Company continues to face the challenge of the still relatively weak economy in California, its largest market.

  In Mexico, the level and timing of sales or deliveries remain uncertain as the Company continues to re-assess its start-up operation there. The operating environment in Mexico continues to be affected by the series of sharp devaluations of the peso which occurred in early fiscal 1995 and slowed an already complex regulatory process and heightened market concerns for new home sales.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 23, 1995, at the Company's 1995 Annual Meeting of Stockholders, two matters were submitted for stockholder vote, upon which matters 83% of the outstanding capital stock of the Company was voted.

Election of Directors. Messrs. Ronald W. Burkle and Luis G. Nogales were elected to the board of directors and Messrs. Ray R. Irani and Guy Nafilyan were re-elected as directors. Messrs. Antoine Jeancourt-Galignani, James A. Johnson, Bruce Karatz, Lester Pollack and Sanford C. Sigoloff and Ms. Jane Evans were not up for re-election and remain as directors. More than ninety two percent of the shares voted were voted in favor of the director candidates. Mr. Burkle received 25,007,249 affirmative votes with 1,947,374 votes withheld; Mr. Nogales received 25,006,118 affirmative votes with 1,948,505 votes withheld; Mr. Irani received 26,427,629 affirmative votes with 526,994 votes withheld; and Mr. Nafilyan received 26,884,567 affirmative votes with 70,056 votes withheld.

Performance-Based Incentive Plan for Senior Management. At the Annual Meeting stockholders were also asked to approve the Performance-Based Incentive Plan for Senior Management. Ninety percent of the votes cast, or 24,259,759 shares, were in favor of the plan, with 2,490,448 shares voting against.

ITEM 5.  OTHER INFORMATION

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three months and six months ended May 31, 1995 and 1994, together with backlog data in terms of units and value by geographical market as of May 31, 1995 and 1994.

                             Three Months Ended May 31,
                        ----------------------------------
                           Deliveries          Net Orders
                        ---------------     --------------
Market                   1995      1994      1995     1994
- ------                  -----     -----     -----    -----
California              1,295     1,560     1,397    1,642
Other United States       446       245       698      180
France                    110       139       134      194
Canada                     24        10        12       19
                        -----     -----     -----    -----
    Total               1,875     1,954     2,241    2,035
                        =====     =====     =====    =====


                                                    Six Months Ended May 31,
                        ----------------------------------------------------------------------------------
                                                                                        Backlog - Value
                          Deliveries          Net Orders          Backlog - Units         In Thousands
                       ---------------      --------------       ----------------     --------------------
Market                  1995      1994       1995     1994        1995       1994       1995        1994
- ------                 -----     -----      -----    -----       -----      -----     --------    --------
California             2,267     2,841      2,498    2,919         859        848     $149,796    $132,917
Other United States      739       381      1,072      407         532        163       75,455      18,428
France                   212       249        286      365         243        253       48,658      45,113
Canada                    24        22         21       28          17         21        1,666       2,079
                       -----     -----      -----    -----       -----      -----     --------    --------
    Total              3,242     3,493      3,877    3,719       1,651      1,285     $275,575    $198,537
                       =====     =====      =====    =====       =====      =====     ========    ========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

    11    Statement of Computation of Per Share Earnings.

    24    The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the
          Company's 1994 Annual Report on Form 10-K, is incorporated by reference herein.

    27    Financial Data Schedule.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KAUFMAN AND BROAD HOME CORPORATION
                                         ----------------------------------
                                         Registrant



Dated     July 14, 1995                  /s/  BRUCE KARATZ
      --------------------               ----------------------------------
                                         Bruce Karatz
                                         Chairman, President and
                                         Chief Executive Officer



Dated     July 14, 1995                  /s/  MICHAEL F. HENN
      --------------------               ----------------------------------
                                         Michael F. Henn
                                         Senior Vice President and
                                         Chief Financial Officer

INDEX OF EXHIBITS                                                             Page of Sequentially
                                                                                 Numbered Pages
                                                                              --------------------
11    Statement of Computation of Per Share Earnings                                  18
27    Financial Data Schedule                                                         19