Form 10-Q
period 1995-08-31
KAUFMAN & BROAD HOME CORP
filed 1995-10-13
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 1995.

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

    Common stock, par value $1.00 per share, 32,391,317 shares outstanding

                       KAUFMAN AND BROAD HOME CORPORATION
                                   FORM 10-Q
                                     INDEX



                                                                                              PAGE
                                                                                            NUMBER(S)
                                                                                            ---------
PART I.  FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

            Consolidated Statements of Income -
            Nine Months and Three Months ended August 31, 1995 and 1994                          3

            Consolidated Balance Sheets -
            August 31, 1995 and November 30, 1994                                                4

            Consolidated Statements of Cash Flows -
            Nine Months ended August 31, 1995 and 1994                                           5

            Notes to Consolidated Financial Statements                                          6-7

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                     8-13

PART II.  OTHER INFORMATION

   ITEM 5.   OTHER INFORMATION                                                                  14

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                   14

SIGNATURES                                                                                      15

INDEX OF EXHIBITS                                                                               16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands Except Per Share Amounts - Unaudited)


                                                     Nine Months                         Three Months
                                                   Ended August 31,                   Ended August 31,
                                           -------------------------------      -----------------------------
                                                 1995            1994                1995            1994
                                           ---------------  --------------      -------------   -------------
TOTAL REVENUES                             $       917,639  $      931,750      $     372,314   $     348,850
                                           ===============  ==============      =============   =============
CONSTRUCTION:
   Revenues                                $       897,131  $      909,675      $     364,347   $     341,646
   Construction and land costs                    (742,335)       (733,893)          (299,734)       (276,647)
   Selling, general and administrative
     expenses                                     (121,816)       (116,843)           (48,029)        (43,751)
                                           ---------------  --------------      -------------   -------------
      Operating income                              32,980          58,939             16,584          21,248
   Interest income                                   1,605           1,449                580             366
   Interest expense, net of amounts
     capitalized                                   (20,538)        (13,313)            (7,528)         (4,202)
   Minority interests in pretax income of
     consolidated joint ventures                      (435)           (631)              (288)           (238)
   Equity in pretax loss of unconsolidated
     joint ventures                                 (1,286)         (2,298)            (1,170)         (1,796)
                                           ---------------  --------------      -------------   -------------
   Construction pretax income                       12,326          44,146              8,178          15,378
                                           ---------------  --------------      -------------   -------------
MORTGAGE BANKING:
   Revenues:
      Interest income                               11,865          12,866              3,779           3,971
      Other                                          8,643           9,209              4,188           3,233
                                           ---------------  --------------      -------------   -------------
                                                    20,508          22,075              7,967           7,204
   Expenses:
      Interest                                     (11,067)        (13,291)            (3,560)         (4,094)
      General and administrative                    (4,128)         (3,945)            (1,722)         (1,404)
                                           ---------------  --------------      -------------   -------------
   Mortgage banking pretax income                    5,313           4,839              2,685           1,706
                                           ---------------  --------------      -------------   -------------
TOTAL PRETAX INCOME                                 17,639          48,985             10,863          17,084
Income taxes                                        (6,500)        (18,100)            (4,000)         (6,300)
                                           ---------------  --------------      -------------   -------------
NET INCOME                                 $        11,139  $       30,885      $       6,863   $      10,784
                                           ===============  ==============      =============   =============
EARNINGS PER SHARE                         $           .28  $          .77      $         .17   $         .27
                                           ===============  ==============      =============   =============
AVERAGE SHARES OUTSTANDING                          39,768          40,092             39,818          39,788
                                           ===============  ==============      =============   =============
CASH DIVIDENDS PER COMMON SHARE            $          .225  $         .225      $        .075   $        .075
                                           ===============  ==============      =============   =============

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)

                                                                            August 31,           November 30,
                                                                               1995                  1994
                                                                         --------------       ---------------
ASSETS
CONSTRUCTION:
   Cash and cash equivalents                                             $       24,681       $        49,497
   Trade and other receivables                                                   83,540               114,921
   Inventories                                                                1,085,118               942,713
   Investments in unconsolidated joint ventures                                  23,589                25,314
   Other assets                                                                  54,397                34,691
                                                                         --------------       ---------------
                                                                              1,271,325             1,167,136
                                                                         --------------       ---------------
MORTGAGE BANKING:
   Cash and cash equivalents                                                      7,755                 5,311
   Receivables:
       First mortgages and mortgage-backed securities                           101,223               110,223
       First mortgages held under commitment of sale and
         other receivables                                                      157,868               164,365
   Other assets                                                                   6,237                 7,425
                                                                         --------------       ---------------
                                                                                273,083               287,324
                                                                         --------------       ---------------
TOTAL ASSETS                                                             $    1,544,408       $     1,454,460
                                                                         ==============       ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CONSTRUCTION:
   Accounts payable                                                      $      122,356       $       146,179
   Accrued expenses and other liabilities                                        75,447                72,845
   Mortgages and notes payable                                                  694,374               565,020
                                                                         --------------       ---------------
                                                                                892,177               784,044
                                                                         --------------       ---------------
MORTGAGE BANKING:
   Accounts payable and accrued expenses                                          9,260                10,293
   Notes payable                                                                121,000               125,000
   Collateralized mortgage obligations secured by mortgage-
     backed securities                                                           88,554                96,731
                                                                         --------------       ---------------
                                                                                218,814               232,024
                                                                         --------------       ---------------
Deferred income taxes                                                            28,205                31,373
                                                                         --------------       ---------------
Minority interests in consolidated joint ventures                                 2,006                 2,272
                                                                         --------------       ---------------
Series B convertible preferred stock                                              1,300                 1,300
Common stock                                                                     32,393                32,378
Paid-in capital                                                                 189,028               188,970
Retained earnings                                                               177,727               181,282
Cumulative foreign currency translation adjustments                               2,758                   817
                                                                         --------------       ---------------
   TOTAL SHAREHOLDERS' EQUITY                                                   403,206               404,747
                                                                         --------------       ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $    1,544,408       $     1,454,460
                                                                         ==============       ===============

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH  FLOWS
                           (In Thousands - Unaudited)

                                                                                                 Nine Months Ended August 31,
                                                                                            -------------------------------------
                                                                                                  1995                  1994
                                                                                            ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                               $        11,139       $        30,885
   Adjustments to reconcile net income to net cash used for operating activities:
         Equity in pretax loss of unconsolidated joint ventures                                       1,286                 2,298
         Minority interests in pretax income of consolidated joint ventures                             435                   631
         Amortization of discounts and issuance costs                                                 1,182                 1,692
         Depreciation and amortization                                                                4,593                 2,432
         Provision for deferred income taxes                                                         (3,168)                6,478
         Change in:
            Receivables                                                                              37,455                40,983
            Inventories                                                                            (115,075)             (119,945)
            Accounts payable, accrued expenses
                and other liabilities                                                               (22,254)              (47,498)
            Other, net                                                                              (18,248)               (1,329)
                                                                                            ---------------       ---------------
Net cash used for operating activities                                                             (102,655)              (83,373)
                                                                                            ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in unconsolidated joint ventures                                                         439                (5,460)
   Net sales (originations) of mortgages held for long-term investment                                  256                  (295)
   Payments received on first mortgages and mortgage-backed securities                                9,481                44,198
   Other, net                                                                                        (3,413)               (3,808)
                                                                                            ---------------       ---------------
Net cash provided by investing activities                                                             6,763                34,635
                                                                                            ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from credit agreements and other short-term borrowings                              124,013               180,323
   Payments on collateralized mortgage obligations                                                   (9,033)              (42,127)
   Payments on mortgages, land contracts and other loans                                            (26,065)               (6,308)
   Payments to minority interests in consolidated joint ventures                                       (701)              (13,287)
   Purchase of special common stock and warrants                                                          -               (73,677)
   Payments of cash dividends                                                                       (14,694)              (14,708)
                                                                                            ---------------       ---------------
Net cash provided by financing activities                                                            73,520                30,216
                                                                                            ---------------       ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (22,372)              (18,522)
Cash and cash equivalents at beginning of period                                                     54,808                75,122
                                                                                            ---------------       ---------------
Cash and cash equivalents at end of period                                                  $        32,436       $        56,600
                                                                                            ===============       ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid, net of amounts capitalized                                                $        24,153       $        20,183
                                                                                            ===============       ===============
   Income taxes paid                                                                        $         4,957       $        40,422
                                                                                            ===============       ===============
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Cost of inventories acquired through seller financing                                    $        27,330       $        19,416
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

       In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 1995, the results of its consolidated operations for the nine months and three months ended August 31, 1995 and 1994, and its consolidated cash flows for the nine months ended August 31, 1995 and 1994. The results of operations for the nine months and three months ended August 31, 1995 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1994 has been taken from the audited financial statements as of that date.


2.     Statement of Financial Accounting Standards No. 115

       The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective December 1, 1994. In accordance with this pronouncement, the Company's mortgage-backed securities, which have been classified as held-to-maturity, are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. There was no impact on the Company's financial position or results of operations from the adoption of this pronouncement. The total amortized cost, gross unrealized holding gains, gross unrealized holding losses, and aggregate fair value of the mortgage-backed securities are $94,545,000, $5,608,000, $0 and $100,153,000, respectively at August 31, 1995.


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

       If, for purposes of calculating earnings per share, the Series B convertible preferred shares were excluded from the weighted average shares outstanding and the related dividends deducted from net income, the computation would have resulted in earnings per share of $.11 and $.70 for the nine months ended August 31, 1995 and 1994, respectively. The same computation would have resulted in earnings per share of $.13 for the three months ended August 31, 1995 and $.25 for the three months ended August 31, 1994.

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


4.      Inventories

        Inventories consist of the following:

                                                                            August 31,           November 30,
                                                                               1995                  1994
                                                                           --------------       ---------------
        Homes, lots and improvements in production                         $  810,080,000       $   712,563,000
        Land under development                                                275,038,000           230,150,000
                                                                           --------------       ---------------
                 Total inventories                                         $1,085,118,000       $   942,713,000
                                                                           ==============       ===============


5.      Recent Accounting Pronouncements

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The provisions of this statement are effective for fiscal years beginning after December 15, 1995. The Company is not in a position currently to accurately assess the impact on the financial statements. However, the future adoption of this pronouncement is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

OVERVIEW
Total revenues for the three months ended August 31, 1995 increased to $372.3 million from $348.9 million for the three months ended August 31, 1994. For the third quarter of 1995, total revenues were up primarily as a result of higher housing revenues. For the nine months ended August 31, 1995, total revenues declined to $917.6 million from $931.8 million for the first nine months of 1994 as a result of lower housing and commercial revenues. Net income for the third quarter of 1995 decreased to $6.9 million or $.17 per share from $10.8 million or $.27 per share for the same period a year ago. Net income for the nine months ended August 31, 1995 decreased to $11.1 million or $.28 per share from $30.9 million or $.77 per share for the same period of 1994. The results for the third quarter demonstrated improvement from the earnings per share of $.01 and $.10 reported in the first and second quarters of 1995, respectively. During the third quarter of 1995, each of the Company's newer United States divisions, outside of California, profitably expanded their businesses while housing markets in California generally remained soft. Third quarter 1995 deliveries in the western states outside of California increased 163.4% from the year-earlier quarter while California deliveries declined 14.2% for the same period. The Company's United States operations outside of California continue to generate a greater portion of business for the Company, accounting for 26.0% of domestic deliveries in the third quarter of 1995 compared to 10.3% in the third quarter of 1994.


CONSTRUCTION
Revenues increased by $22.7 million to $364.3 million in the third quarter of 1995 from $341.6 million in the third quarter of 1994 primarily due to higher domestic housing revenues. Residential revenues for the three months ended August 31, 1995 increased by $19.1 million to $357.0 million on 2,111 world-wide deliveries from $337.9 million on 2,082 deliveries in the year-earlier period. Housing revenues in the United States totaled $326.9 million on 1,965 unit deliveries in the third quarter of 1995 compared to $301.8 million on 1,888 units in the prior year's period. Increases of 4.1% in both domestic deliveries and average selling price led to a higher level of residential revenues in the United States for the current quarter. California housing operations generated revenues of $257.8 million on 1,454 units in the third quarter of 1995 compared to $278.8 million on 1,694 units in the same quarter a year ago; however, the 240 unit decline in California deliveries was more than offset by a 317 unit increase in deliveries from other United States operations. The decrease in California unit volume mainly reflected the still relatively weak housing markets throughout the state. Domestic operations outside of California experienced continued growth in the third quarter of 1995 as these operations continued to mature, accounting for 26.0% of domestic deliveries in the third quarter of 1995 compared to 10.3% in the third quarter of 1994. During the three months ended August 31, 1995, the Company delivered homes in Utah and New Mexico, markets in which it had no corresponding deliveries in the year-earlier period. Revenues from French housing operations during the current period decreased to $28.7 million on 133 units from $34.1 million on 176 units in the prior year's quarter. The decline in French deliveries was due to the continuing adverse economic climate in France, as well as the decision by many buyers to defer home purchase plans in anticipation of the availability of new government incentive programs which did not become effective until October 1995.

During the third quarter of 1995, the Company's overall average selling price increased to $169,000 from $162,200 a year ago on a 4.1% and 11.2% increase in the Company's average selling price in the United States and France, respectively. The Company's average new home price in the United States increased to $166,400 in the third quarter of 1995 from $159,800 a year ago largely due to an increase in California where the average selling price rose to $177,300 in the current quarter from $164,600 in the same quarter last year. In France, the Company's average selling price for the three months ended August 31, increased to $215,400 in 1995 from $193,800 in 1994. Each of these increases mainly resulted from changes in product mix.

Revenues from commercial development activities in France increased to $5.3 million in the third quarter of 1995 from $2.9 million in the third quarter of 1994. Company-wide third quarter revenues from land sales totaled $2.0 million in 1995 compared to $.8 million in 1994. Land sale revenues are impacted by the availability of land and market conditions and fluctuate from quarter to quarter.

For the first nine months of 1995, construction revenues totaled $897.1 million, a decrease of $12.6 million from $909.7 million in the prior year's first nine months on lower housing and commercial revenues partially offset by higher land sale revenues. The decrease in housing revenues reflected lower unit volume, partially offset by a higher average selling price. Housing revenues totaled $877.7 million on 5,353 units in the first three quarters of 1995 compared to $890.3 million on 5,575 units for the same period a year ago. Housing operations in the United States produced revenues of $803.2 million on 4,971 units in the first nine months of 1995 and $808.1 million on 5,110 units in the comparable period of 1994. The decline in United States unit volume for the nine month period primarily reflected weak housing markets throughout California in 1995. In addition, the impact of unusually severe weather conditions in California early in the year and the cumulative effect of interest rate increases implemented by the Federal Reserve Board throughout 1994 and into early 1995 contributed to the decrease in unit volume for the nine months. Deliveries in California decreased to 3,721 units for the first nine months of 1995 from 4,535 units for the first nine months of 1994. Partially offsetting this decrease was the increase in deliveries from other United States operations which expanded substantially during 1995, generating 1,250 deliveries in the first three quarters of 1995 compared to 575 a year ago. French housing revenues totaled $70.4 million on 345 units in the first nine months of 1995 and $77.7 million on 425 units in the corresponding 1994 period.

The Company's overall average new home price increased to $163,900 in the first nine months of 1995 from $159,600 in the year-earlier period primarily reflecting increases in the United States and France as a result of changes in product mix. For the nine months ended August 31, 1995 the average selling price in the United States rose to $161,600 from $158,200 in the same period of 1994 as the average selling price in California for the first three quarters climbed to $170,400 in 1995 from $164,000 in 1994. During the first nine months of the year, the Company's average selling price in France increased to $204,000 in 1995 from $182,900 in 1994.

Revenues from the development of commercial buildings in France decreased to $10.2 million during the first nine months of 1995 from $14.8 million in the same period of 1994 reflecting the Company's reduced level of operations in France's weak commercial market. The Company expects revenues from French commercial activities to remain at reduced levels as relatively high vacancy rates persist in that market. Company-wide revenues from land sales totaled $9.2 million for the first nine months of 1995 compared to $4.6 million for the same period a year ago.

Operating income decreased by $4.6 million to $16.6 million in the third quarter of 1995 from $21.2 million in the third quarter of 1994. This decrease primarily reflected an increase in selling, general and administrative expenses as gross profits on housing sales remained relatively flat. While unit volume increased in the third quarter of 1995 compared to the third quarter of 1994, housing gross profits remained essentially unchanged due to a decrease in housing gross margin. For the third quarter, gross profits (from housing and commercial activities) decreased slightly by $.4 million to $64.3 million in 1995 from $64.7 million in the prior year. Housing and commercial gross profits as a percentage of related revenues decreased to 17.8% in the current quarter from 19.0% in the year-earlier quarter. Excluding commercial activity for the three months ended August 31, the Company's housing gross margin was 17.7% in 1995, down from 18.4% in 1994, primarily reflecting a lower housing gross margin in California as higher sales incentives continue to be required to stimulate buying activity there. Nonetheless, the .7 percentage point decrease in housing gross margin in the current quarter reflected improvement when compared to the larger year-over- year declines of 3.7 and 1.1 percentage points for the first and second quarters of 1995 and 1994, respectively. This sequential improvement primarily resulted from a higher housing gross margin in California in the recently completed third quarter versus the first two quarters of 1995 and an increased proportion of deliveries from new, higher margin communities as the year progressed. The Company expects these trends to continue for the balance of 1995. Gross profits from the Company's land sales were flat at $.3 million in both the third quarter of 1995 and 1994.

Selling, general and administrative expenses increased by $4.2 million to $48.0 million in the third quarter of 1995 from $43.8 million in the third quarter of 1994. This increase was mainly due to higher unit volume along with increased financing incentives and sales commissions, partially offset by savings associated with the cost cutting programs implemented in early 1995. As a percentage of housing revenues, selling, general and administrative expenses increased to 13.5% in the third quarter of 1995 compared to 13.0% a year earlier. Nevertheless, the third quarter percentage reflected improvement from 14.6% for the first quarter of 1995 and 13.8% for the second quarter of 1995 due to higher unit volume and the impact of on- going cost cutting measures. The Company anticipates that this positive trend will continue for the balance of 1995 due to the benefits of its cost cutting program and anticipated improvements in volume.

Operating income for the first three quarters of 1995 decreased by $25.9 million to $33.0 million from $58.9 million in the corresponding period of 1994. This decrease was due to lower gross profits on housing sales and commercial activities and an increase in selling, general and administrative expenses. For the nine month period, gross profits (from housing and commercial activities) decreased by $22.8 million to $151.6 million in 1995 from $174.4 million in 1994. As a percentage of related revenues, gross profits (from housing and commercial activities) were 17.1% in the first nine months of 1995 compared to 19.3% in the prior year's period. Excluding the effect of commercial development activities, housing gross profits as a percentage of related revenues decreased to 17.0% in the period from 18.6% a year earlier. These decreases primarily reflected a lower gross margin in California where substantially higher sales incentives were required to stimulate buying activity. In addition, the volume decline caused the fixed component of gross margin to increase as a percentage of housing revenues. Gross profits from land sales increased by $1.8 million in the first nine months of 1995 to $3.2 million from $1.4 million in 1994.

Selling, general and administrative expenses increased by $5.0 million to $121.8 million for the first nine months of 1995 from $116.8 million for the same period of 1994, mainly due to the expansion of the Company's domestic operations in western states outside of California and an increase in financing incentives and sales commissions, partially offset by the impact of the Company's cost reduction program. As a percentage of housing revenues, selling, general and administrative expenses increased to 13.9% for the first nine months of 1995 from 13.1% in the corresponding period of 1994.

Interest income totaled $.6 million in the third quarter of 1995 compared to $.4 million in the same quarter a year ago. For the first nine months, interest income totaled $1.6 million and $1.4 million in 1995 and 1994, respectively. These essentially flat levels of interest income reflected little change in the interest bearing average balances of short-term investments and mortgages receivable compared to the same periods a year ago.

Interest expense (net of amounts capitalized) increased to $7.5 million in the third quarter of 1995 from $4.2 million in the same period a year ago, while interest expense for the first nine months grew to $20.5 million in 1995 compared to $13.3 million in 1994. The higher level of interest expense for both periods reflected an increase in average indebtedness, an overall higher effective borrowing rate and a lower percentage of interest capitalized in 1995. Debt levels grew in 1995 primarily as a result of additional borrowings under the Company's domestic unsecured revolving credit facility in connection with higher inventory levels associated with the Company's growing domestic operations outside of California. The Company's effective borrowing rate increased as a result of the impact on the revolving credit agreement from rate hikes implemented by the Federal Reserve Board throughout 1994 and into early 1995.

Minority interests in pretax income of consolidated joint ventures decreased to $.4 million for the first nine months of 1995 from $.6 million in the corresponding period of 1994. Minority interests, which primarily relate to commercial activities in France, are expected to remain at relatively low levels reflecting the limited opportunities available in the weak French commercial market.

Equity in pretax loss of unconsolidated joint ventures was $1.2 million in the third quarter of 1995 compared to $1.8 million in third quarter of 1994. Joint ventures recorded combined revenues, all of which were generated from residential properties, of $10.2 million in the current quarter compared to $18.1 million for the same period a year ago. For the first three quarters of 1995, the Company's equity in pretax loss of unconsolidated joint ventures decreased to $1.3 million from $2.3 million in the same period of 1994. Combined revenues from these joint ventures totaled $26.8 million in the first nine months of 1995 compared to $39.8 million in the same period of 1994. Of these amounts, all revenues but $3.0 million in 1995 were generated from residential properties. The losses generated in the third quarter and nine month periods primarily consisted of selling, general, administrative and interest expenses from a single French multi-family residential project.


MORTGAGE BANKING
Interest income and interest expense decreased by $.2 million and $.5 million, respectively, in the third quarter of 1995 compared to the same quarter a year ago. For the first nine months of 1995, interest income declined by $1.0 million and related interest expense dropped by $2.2 million from the same period of 1994. These amounts decreased primarily due to the declining balances of outstanding mortgage-backed securities and related collateralized mortgage obligations, stemming from both regularly scheduled monthly principal amortization and prepayment activity of mortgage collateral. Interest income and expense are expected to continue to decline as the mortgage-backed securities and related collateralized mortgage obligations will continue to pay off at approximately the same rate.

Other mortgage banking revenues increased to $4.2 million in the third quarter of 1995 compared to $3.2 million in the prior year's third quarter. This increase was mainly the result of higher gains on the sale of mortgages and servicing rights due to a higher level of mortgage originations and a more favorable mix of fixed to variable rate loans. For the first three quarters of 1995, other mortgage banking revenues totaled $8.6 million, a decrease from $9.2 million in the prior year's period principally due to lower gains from the sale of servicing rights.

General and administrative expenses increased to $1.7 million in the third quarter of 1995 compared to $1.4 million in the same period a year ago as loan origination volume increased due to a combination of higher domestic deliveries and a better retention rate. For the nine-month period, these expenses were $4.1 million in 1995 and $3.9 million in 1994 reflecting higher mortgage production levels partially offset by the benefit of aggressive cost reduction programs.


INCOME TAXES
Income tax expense totaled $4.0 million in the third quarter of 1995 and $6.3 million in the prior year's third quarter. For the first nine months of 1995, income tax expense totaled $6.5 million compared to $18.1 million in the same period of 1994. These amounts represented effective income tax rates of approximately 37% in both periods of 1995 and 1994.


                      LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. For the nine months ended August 31, 1995, net cash used for operating, investing and financing activities totaled $22.4 million compared to $18.5 million used in the nine months ended August 31, 1994.

The Company's operating activities for the first nine months of 1995 and 1994 used $102.7 million and $83.4 million, respectively. For the nine months ended August 31, 1995, the Company primarily used cash to fund a net investment of $115.1 million in inventories, excluding $27.3 million of inventories acquired through seller financing, and to pay down $22.3 million in accounts payable, accrued expenses and other liabilities. The use of cash was partially offset by nine months' earnings of $11.1 million, a reduction in receivables of $37.5 million and various noncash items deducted from net income. Inventories increased primarily in the United States where they rose to $932.2 million at August 31, 1995 from $807.5 million at November 30, 1994, as the Company continued its domestic expansion into western states outside of California. The reduction in receivables related to a decrease in receivables from both construction and mortgage banking operations. Construction receivables decreased as a result of increased collections on mortgages receivable and customer accounts, while mortgage banking receivables related to mortgages held under commitment of sale decreased due to lower mortgage origination volume in the third quarter of 1995 compared to the fourth quarter of 1994.

Operating activities for the first three quarters of 1994 used cash for a net investment of $119.9 million in inventories, excluding $19.4 million of inventories acquired through seller financing, and to pay down $47.5 million in accounts payable, accrued expenses and other liabilities. The use of cash was partially offset by third quarter earnings of $30.9 million and a $41.0 million reduction in receivables. Inventories increased mainly due to the Company's domestic expansion. The reduction in receivables related primarily to a decrease in mortgage origination volume in the third quarter of 1994 compared to the fourth quarter of 1993, resulting in a lower balance of mortgages held under commitment of sale.

Cash provided by investing activities totaled $6.8 million in the first nine months of 1995 compared to $34.6 million in the year-earlier period. In the first nine months of 1995, cash was provided from $9.5 million in proceeds received from mortgage-backed securities which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral. Partially offsetting these proceeds was $3.4 million of cash used for other investing activities. In the first nine months of 1994, proceeds of $44.2 million received from mortgage-backed securities were partially offset by $5.5 million of cash used for investments in unconsolidated joint ventures and $3.8 million of cash used for other investing activities.

Financing activities in the first nine months of 1995 provided $73.5 million of cash compared to $30.2 million provided in the same period of 1994. In the first nine months of 1995, cash was provided by $97.9 million in net proceeds from borrowings. These cash inflows were partially offset by payments on collateralized mortgage obligations of $9.0 million, the funds for which were provided by receipts on mortgage-backed securities; and $14.7 million of cash dividend payments. Financing activities for the nine months ended August 31, 1994 resulted in net cash inflows due mainly to $174.0 million in net proceeds from borrowings substantially offset by the purchase of special common stock and warrants for $73.7 million; payments on collateralized mortgage obligations of $42.1 million; and $14.7 million of cash dividend payments.

Under the Company's $500 million domestic unsecured revolving credit facility, which contains a $200 million sublimit for the Company's mortgage banking operations, a total of $143.9 million was available for future use as of August 31, 1995. The Company's French unsecured financing agreements had in the aggregate $81.5 million available at August 31, 1995. In addition to the $200 million sublimit, the Company's mortgage banking operations had commitments of $120 million on the asset-backed commercial paper facility. Of the total $120 million potentially available under this facility, $29.0 million was available at quarter-end for the mortgage banking operation's future use.

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

As of August 31, 1995, the Company's residential backlog reached its highest third quarter levels, in terms of both units and dollar value, in six years. Residential backlog at the end of the third quarter of 1995 consisted of 1,851 orders, representing aggregate future revenues of approximately $333.5 million compared to 1,281 orders representing $208.4 million a year earlier. The Company achieved a single quarter record of 2,311 net orders in the third quarter of 1995. This milestone resulted from the Company's strong domestic order activity outside of California where the percent of the Company's other United States business has more than doubled since last year, comprising 24.8% of net orders in the current quarter versus 11.6% a year ago.

The Company's operations in the United States accounted for approximately $277.3 million of backlog value on 1,586 orders at August 31, 1995 compared to $164.8 million on 1,047 orders at August 31, 1994. In addition, net domestic orders were up 12.3% in the third quarter of 1995 compared to the year-earlier quarter. Backlog in California grew to $191.2 million on 993 orders at August 31, 1995 compared to $137.3 million on 837 orders at August 31, 1994, despite a 5.6% decrease in third quarter net orders to 1,588 in 1995 from 1,683 net orders in 1994. Other United States operations demonstrated substantial year-over-year growth in backlog levels with the backlog at August 31, 1995 increasing to approximately $86.1 million on 593 orders from $27.5 million on 210 orders at August 31, 1994. Growth in these other western states reflected a 137.3% increase in net orders for the third quarter of 1995 compared to the same quarter of 1994 as a result of the

Company's domestic expansion. The Company expects the improved backlog and an anticipated continuation of strong new order activity in the other United States operations to contribute to an improved level of domestic deliveries in the fourth quarter of 1995 when compared to the first three quarters of the year; however, backlog cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase. In addition, the Company continues to experience a relatively weak economy and new housing market in California, its largest market, as net orders in September 1995 were down 10.1% from September 1994.

In France, the residential backlog value at August 31, 1995 totaled approximately $54.6 million on 248 orders compared to $41.5 million on 214 orders a year earlier. The Company's 138 net orders in France for the third quarter of 1995 virtually matched the 137 orders generated during the same period a year ago. The Company remains cautious regarding the French housing market in light of the country's high unemployment rate and general uncertainty surrounding the economy; however, with the presidential election recently completed and new government assistance programs to benefit homebuyers implemented in October 1995, the Company believes the French housing operations may improve in the balance of 1995 and into 1996. Backlog associated with consolidated commercial development activities was valued at approximately $20.1 million at August 31, 1995 compared to $31.2 million at August 31, 1994, reflecting reduced opportunities in the French commercial market. French commercial activities will likely remain at reduced levels as the market continues to absorb existing properties.

In Mexico, the operating environment continues to be affected by the series of sharp devaluations of the peso which have occurred in 1995 and slowed an already complex regulatory process and heightened market concerns for new home sales. Thus, the level and timing of sales or deliveries from operations in Mexico remain uncertain as the Company continues to re-assess its start-up operation there.

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three months and nine months ended August 31, 1995 and 1994, together with backlog data in terms of units and value by geographical market as of August 31, 1995 and 1994.

                        Three Months Ended August 31,
                      ------------------------------------
                         Deliveries          Net Orders
                      -----------------   ----------------
Market                  1995      1994      1995     1994
------                -------   -------   -------  -------

California              1,454     1,694     1,588    1,683
Other United States       511       194       572      241
France                    133       176       138      137
Canada                     13        18        13       17
                      -------   -------   -------  -------
    Total               2,111     2,082     2,311    2,078
                      =======   =======   =======  =======


                                                 Nine Months Ended August 31,
                     -------------------------------------------------------------------------------------
                                                                                        Backlog - Value
                        Deliveries           Net Orders         Backlog - Units          In Thousands
                     -----------------    ----------------     ------------------     --------------------
Market                1995      1994       1995      1994       1995       1994         1995        1994
------               -------   -------    -------  -------     -------    -------     --------    --------

California             3,721     4,535      4,086    4,602         993        837     $191,182    $137,289
Other United States    1,250       575      1,644      648         593        210       86,096      27,548
France                   345       425        424      502         248        214       54,560      41,546
Canada                    37        40         34       45          17         20        1,683       2,000
                     -------   -------    -------  -------     -------    -------     --------    --------
    Total              5,353     5,575      6,188    5,797       1,851      1,281     $333,521    $208,383
                     =======   =======    =======  =======     =======    =======     ========    ========

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

11     Statement of Computation of Per Share Earnings.

24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 1994 Annual Report on Form 10-K, is incorporated by reference herein.

27     Financial Data Schedule.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended August 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KAUFMAN AND BROAD HOME CORPORATION
                                           ----------------------------------
                                           Registrant




Dated         October 13, 1995             /s/ BRUCE KARATZ
      -------------------------------      ----------------------------------
                                           Bruce Karatz
                                           Chairman, President and Chief
                                           Executive Officer




Dated         October 13, 1995             /s/ MICHAEL F. HENN
      -------------------------------      ----------------------------------
                                           Michael F. Henn
                                           Senior Vice President and Chief
                                           Financial Officer

INDEX OF EXHIBITS                                             Page of Sequentially
                                                                 Numbered Pages
                                                              --------------------
11          Statement of Computation of Per Share Earnings             17
27          Financial Data Schedule