Form 10-K
period 1995-11-30
KAUFMAN & BROAD HOME CORP
filed 1996-02-23
CIK 795266

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1995

                                       OR

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .
                           COMMISSION FILE NO. 1-9195

                       KAUFMAN AND BROAD HOME CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    INCORPORATED IN DELAWARE                           95-3666267
 (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


            10990 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA 90024
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 231-4000

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

                                 YES X    NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE COMPANY ON JANUARY 31, 1996 WAS $510,923,456.

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK ON JANUARY 31, 1996 WAS AS FOLLOWS:

     Common Stock (par value $1.00 per share) 32,352,736 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  1995 Annual Report to Shareholders (incorporated into Part II).

                Notice of 1996 Annual Meeting of Stockholders
              and Proxy Statement (incorporated into Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL
     The Company is a builder of single-family homes with domestic operations in six western states, and international operations in France, Canada and Mexico. The Company is the largest home builder in the western United States and among the largest builders in greater metropolitan Paris, France. The Company builds and markets innovatively designed homes, generally in medium-sized developments close to major metropolitan areas, that cater primarily to first-time home buyers. In France, the Company is also a developer of commercial projects and high-density residential properties, such as condominium and apartment complexes. The Company also provides mortgage banking services to its domestic home buyers through its wholly owned subsidiary, Kaufman and Broad Mortgage Company ("KBMC").

     The Company's business originated in 1957 and was operated through various subsidiaries of SunAmerica Inc. ("SunAmerica"), previously known as Kaufman and Broad Inc. or Broad Inc., until 1986. At that time, SunAmerica transferred to the Company all of the outstanding stock of the subsidiaries then conducting SunAmerica's on-site housing businesses as well as the stock of KBMC. The Company shortly thereafter completed an initial public offering of its common stock, after which SunAmerica continued to own approximately 92.6% of the Company's outstanding common stock. In 1989, SunAmerica distributed substantially all of its holdings in the Company's common stock pro-rata to holders of SunAmerica's common stock. SunAmerica, through one of its wholly owned subsidiaries, continued to hold certain warrants to purchase shares of the Company's special common stock, which were subsequently either exercised by the subsidiary of SunAmerica or repurchased by the Company. No securities were held by SunAmerica or any of its subsidiaries as of December 1993.

     The Company is a Delaware corporation and maintains its principal executive offices at 10990 Wilshire Boulevard, Los Angeles, California 90024. Its telephone number is (310) 231-4000. As used herein, the term "Company" refers to Kaufman and Broad Home Corporation and its subsidiaries, unless the context indicates otherwise.

MARKETS
     The Company's three principal geographic markets are California, other United States (Nevada, Arizona, Colorado, New Mexico and Utah) and the greater metropolitan area of Paris, France. To a lesser extent, the Company builds single-family homes in Toronto, Canada. The Company delivered its first homes in California in 1963, France in 1970, Toronto in 1971, Nevada in 1993, Arizona and Colorado in 1994 and New Mexico and Utah in 1995. The Company expects to deliver its first homes in Dallas and San Antonio, Texas in 1996, as recent domestic expansion activities have included the purchase of land parcels in Dallas and the signing of a definitive agreement on January 22, 1996, to acquire San Antonio, Texas-based Rayco, Ltd. and certain affiliates. Rayco Ltd. is the largest single-family homebuilder in San Antonio. Although the Rayco, Ltd. transaction remains subject to certain conditions, completion of the acquisition is expected to occur on March 1, 1996. The Company also anticipates delivery of its first homes from its start-up housing operation in Mexico in 1996, as it has begun to generate a modest level of orders from its project near Mexico City.

     To enhance its operating capabilities in regional submarkets, the Company conducted its domestic homebuilding business in 1995 through eleven divisional offices and two satellite offices in California and one divisional office in each of Nevada, Arizona, Colorado, New Mexico and Utah.

     California. During the 1980s, the Company benefited from the relative strength and growth of the California housing market. However, in five of the last six years, new housing permits issued in the state have declined. The California housing market was soft in 1995, with new housing permits issued decreasing approximately 12% in 1995 from 1994. While the Company had generally maintained a trend of increasing deliveries in California in spite of declines in housing permits issued, in 1995, for the first time in five years the Company's deliveries in California fell below prior year levels. The Company delivered 5,430 new homes in California in 1995, a decrease of approximately 13% from 1994. This decrease was due to severe weather conditions in California early in the year combined with the state's generally weak economy. In spite of the weak economic conditions in California, the Company has maintained approximately an eight percent share of the California housing market since 1993.

     In Southern California, the Company concentrates its home building activity in Los Angeles, Kern, San Bernardino, Riverside, Orange and San Diego counties. In Northern California, the Company's activities are concentrated in the San Francisco Bay-San Jose, Monterey Bay, Sacramento, Central Valley and Fresno regions.

     Most of the communities developed by the Company consist of single-family detached homes primarily focused on the entry-level housing market. These homes ranged in size from 854 to 4,050 square feet in 1995 and sold at an average price of $176,800, well below the statewide new home average of $224,100, as a result of the Company's emphasis on the entry-level market. The Company's 1995 average selling price in California increased from the prior year reflecting a shift in mix to higher-priced homes and an increase in first-time move-up sales.

     Other United States. The prolonged economic downturn in California, the Company's largest market, has caused the Company to look for opportunities to expand its domestic operations outside the state. The Company began to implement its expansion strategy in 1993 with the opening of its Nevada division and since that time has developed a track record of profitable growth outside of California. The Company's operations outside of California accounted for approximately 25% of domestic home deliveries in 1995, a percentage which is expected to increase as these domestic divisions further establish and solidify their market positions.

     Recent developments in the Company's expansion strategy include its entry into Texas. The Company recently acquired land parcels in Dallas and has also signed a definitive agreement to acquire Rayco, Ltd. of San Antonio for approximately $110 million, comprised of $80 million cash and the assumption of $30 million of debt. Rayco, Ltd., San Antonio's largest single-family homebuilder, commanded a market share of approximately 45% in 1995. For the year ended December 31, 1995, Rayco, Ltd. delivered 2,585 homes, generating revenues of approximately $235 million. It is expected that the Rayco, Ltd. transaction will be completed on March 1, 1996. If this acquisition had been included in the Company's operations during the 1995 year, the Company's other United States deliveries would have represented approximately 45% of domestic deliveries in 1995.

     France. The French residential and commercial real estate markets, particularly within the greater metropolitan Paris region, where the Company's operations are concentrated, experienced substantial growth through the second half of the 1980s, as a strong economy and approaching European market unification fueled business expansion and individual home purchases. In the early 1990s, however, the French economy experienced a significant recession reflecting low consumer confidence, high unemployment and declines in both consumer and business investments in real estate. The French housing market continued to prove difficult in 1995 as turbulent economic conditions continued and home buyers deferred purchases until a key government support program was instituted in October 1995. Despite the current tenuous economic climate in France, the Company continues to believe that the greater Paris metropolitan area, which is the principal population, economic and government center of France, continues to offer long-term potential for growth in both the Company's residential and commercial operations.

     In 1995, the Company's French operations had a break even year with housing deliveries decreasing approximately 16% to 574 units in 1995 from 1994, as the French economy remained weak and high unemployment continued during the economically disruptive election year. The French home building operations focused primarily on single-family detached and attached homes in 1995, ranging in size from 807 to 2,691 square feet with an average selling price of $203,700. The French commercial operation which has been engaged, directly and through joint ventures, in developing commercial office buildings in Paris for sale to institutional investors has become a smaller segment of the French operations in recent years. With the completion of large projects in prior years, the level of commercial operations has declined as the market absorbed existing commercial properties. Although commercial development revenues increased modestly in 1995, the Company does not expect a significant increase from these levels in 1996 as high vacancy rates are expected to persist in the French commercial market.

     The Company's involvement in its most significant commercial project is as a member of a consortium, consisting of eight of France's largest financial institutions and three development firms, that was selected in 1992 to acquire and redevelop the former Paris headquarters of Esso, the French subsidiary of the Exxon Corporation, located in the prestigious La Defense quarter of metropolitan Paris. The Company, with a 7% interest in the project, is a minority partner in the joint venture and one of the three managing contractors for the redevelopment work for which it will receive a contractor's fee. Development of this project has been postponed as the consortium made the decision to await the recovery of the commercial market and the financial institutions study other alternatives. However, the Company has recently entered into negotiations with the financial institutions whereby the Company would no longer be part of the consortium or have any involvement or obligations for the development of the project.

     Canada. In addition to its principal markets in the western United States and France, the Company operates a housing division in Toronto, Canada, which has been slowly winding down over the past few years. The Company has engaged in negotiations and expects to enter into a definitive agreement pursuant to which it will sell all of the issued and outstanding shares of Victoria Wood Development Corporation Inc., its Canadian subsidiary. If executed as anticipated, the share purchase and sale agreement will remain subject to the buyer's due diligence review and certain other conditions.

     Mexico. In 1993, the Company determined that the projected growth in the Mexican economy and a shortage of housing in that country's major metropolitan areas would represent a unique opportunity for the Company, and on that basis established a new housing operation in Mexico City. However, recent economic events, particularly the continuing decline in value of the peso and the resulting economic recession, have seriously hampered the new home market in Mexico. These events have slowed an already complex regulatory process and heightened market uncertainties for new home sales. As a result, although the Company has opened a single-family home project near Mexico City and has begun to generate a modest number of orders for homes expected to be delivered in 1996, the Company remains cautious regarding its Mexican operations and continues to reassess its level of activity in Mexico and the desirability of expanding its market presence there.

     Unconsolidated Joint Ventures. The Company currently participates in the development, construction and sale of residential properties and commercial projects through a number of unconsolidated joint ventures. These include joint ventures in the Los Angeles, Paris and Toronto metropolitan areas.

     Selected Market Data. The following table sets forth, for each of the Company's markets, unit deliveries, average selling price of homes and total construction revenues for the years ended November 30, 1995, 1994 and 1993 (excluding the effect of unconsolidated joint ventures).

                                                                     YEARS ENDED NOVEMBER 30,
                                                                 ---------------------------------
                                                                   1995        1994        1993
                                                                 ---------   ---------   ---------
California:
  Unit deliveries.............................................       5,430       6,238       5,745
  Average selling price.......................................   $ 176,800   $ 165,900   $ 163,100
  Total construction revenues (in millions)(1)................   $   971.1   $ 1,048.1   $   938.3
Other United States:
  Unit deliveries.............................................       1,800         834         207
  Average selling price.......................................   $ 136,300   $ 114,900   $ 109,300
  Total construction revenues (in millions)(1)................   $   247.0   $   101.1   $    22.6
France:
  Unit deliveries.............................................         574         685         657
  Average selling price(2)....................................   $ 203,700   $ 182,300   $ 187,800
  Total construction revenues (in millions)(1)(2).............   $   138.6   $   143.4   $   219.8
Canada:
  Unit deliveries.............................................          53          67         155
  Average selling price(2)....................................   $  99,400   $  97,300   $  88,300
  Total construction revenues (in millions)(1)(2).............   $    10.2   $    15.0   $    19.1
Total:
  Unit deliveries.............................................       7,857       7,824       6,764
  Average selling price(2)....................................   $ 168,900   $ 161,300   $ 162,100
  Total construction revenues (in millions)(1)(2).............   $ 1,366.9   $ 1,307.6   $ 1,199.8

------------

(1) Total construction revenues include revenues from commercial and residential development activities and land sales.

(2) Average selling prices and total construction revenues for France and Canada have been translated into U.S. dollars using weighted average exchange rates for each period.

LOCAL EXPERTISE

     Management believes that its business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes in specific markets and to assess the regulatory environment. The Company's divisional structure is designed to utilize local market expertise. The Company has experienced management teams in each of its regional submarkets. Although the Company has centralized certain functions, such as marketing, materials purchasing and product development to benefit from economies of scale, local management continues to exercise considerable autonomy in identifying land acquisition opportunities, developing sales strategies, conducting production operations and controlling costs.

     In France, the Company has assembled a management team which is highly experienced in the financing, development, construction and rehabilitation of commercial and high-density residential projects, as well as single-family housing. This expertise includes knowledge of local markets and the regulatory environment.

INNOVATIVE DESIGN AND MARKETING STRATEGY

     The Company believes that it has been and continues to be an innovator in the design of entry-level homes for the first-time buyer. The Company's in-house architectural services group, whose plans are protected by copyright, has been successful in creating distinctive design features that are not typically found in comparably priced homes. The Company is typically able to offer as standard features vaulted ceilings, kitchen islands, kitchens that open to family rooms, wall-to-wall carpeting and front-yard landscaping. To an even greater extent than in the past, the Company is emphasizing space-efficient functionality. One example of this is the broader use of the Company's unique L'Office(TM) computer workstation area. The L'Office(TM) (a combination of "loft" and "office") areas are designed to meet most families' home office needs without using up valuable bedroom or family room space. In France, the Company created a village concept through the elimination of front-yard walls and the extensive use of landscaping. It also introduced to the French market the American concept of a master bedroom suite, as well as walk-in closets, built-in kitchen cabinetry and two-car garages. The Company believes that in each of its residential markets, its value engineering enables it to offer appealing and well-designed homes without increasing construction costs.

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

     In 1995, the Company introduced a television advertising campaign featuring its celebrity spokesperson, award-winning actor Tom Skerritt, to millions of potential homebuyers in the western United States. Skerritt is perhaps best known for his leading role in the CBS television series "Picket Fences" and movie roles in "Top Gun" and "A River Runs Through It."

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

     The Company attempts to acquire finished lots within its pricing parameters, where available, enabling it to deliver completed homes shortly after acquisition. The total number of lots in the Company's domestic new home communities vary significantly but typically are comprised of 50 to 250 lots. These domestic developments usually include three different home designs, and in 1995 generally offered lot sizes ranging from 3,500 to 8,500 square feet. The Company, in prior years, has also acquired certain developments with total lots significantly in excess of 250 lots. Such developments are not consistent with the Company's current investment strategy. Strategies to reduce or eliminate such developments may be considered. In France, typical single-family developments are smaller, consisting of approximately 40 lots, with lot sizes generally ranging from 2,500 to 6,500 square feet.

     Land Acquisition and Development. The Company utilizes an in-house staff of land acquisition specialists at each division who carry out extensive site selection research and analysis in order to identify properties in desirable locations consistent with the Company's market strategy. In acquiring land, the Company considers such factors as: current market conditions, with an emphasis on the prices of comparable homes in the particular market; proximity to metropolitan areas; population, industrial and commercial growth patterns; estimated costs of completed lot development; customer preferences; and environmental matters. Senior corporate management controls the commitment of the Company's resources for land acquisition and utilizes a series of specific financial and budgetary controls in approving acquisition opportunities identified by division land acquisition personnel. During 1995, the Company implemented stricter standards for assessing all proposed land purchases based, in part, upon discounted after tax cash flow internal rate of return requirements. In addition, all operating divisions are measured for the first time based upon overall return on investment. Among other things, this focus will likely result in reductions in new land purchases and inventory investment in California during 1996 as a step toward improving the Company's overall return on equity over time. Cash flow available from reduced California investment will be used to fund the Company's expansion into other western states as well as reduce overall leverage as measured by the ratio of debt to total capital.

     The following table shows the number of lots owned by the Company in various stages of development and under option contract in its principal markets as of November 30, 1995. The following table does not include acreage which has not yet been approved for subdivision into lots. This excluded acreage includes 1,089 acres owned in the United States and 223 acres owned in other areas.

                                                                                          TOTAL LOTS
                                      HOMES/LOTS IN      LAND UNDER       LOTS UNDER       OWNED OR
                                       PRODUCTION        DEVELOPMENT        OPTION       UNDER OPTION
                                      -------------     -------------     ----------     ------------
    California........................      9,698           11,331          10,338          31,367
    Other United States...............      2,046              825           2,515           5,386
    France............................        694              547             373           1,614
    Canada and other..................        153              158              --             311
                                      -------------     -------------     ----------     ------------
              Total...................     12,591           12,861          13,226          38,678
                                      ===========       ==========        ========       ==========

     The Company has focused its domestic efforts on acquiring finished or partially improved lots, usually under options which are exercised as the lots are needed. The purchase of finished lots generally allows the Company to begin delivery of finished homes within six months of the purchase of such lots and reduces the risks of unforeseen improvement costs and volatile market conditions. During the early 1990s, the Company made a number of advantageous purchases of finished lots in California, as many builders were unable to proceed with projects due to the tight restrictions on the availability of capital imposed by financial institutions. Although such opportunities were not as prevalent in the Company's domestic markets in 1995, the Company expects to continue this strategy into the immediate future to the extent such opportunities remain available.

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

     In France, as a result of the continued uncertainty in the French real estate market, the Company is employing a number of recession-conscious strategies, including a greater emphasis on the entry-level market segment and generally more restrictive policies regarding new land acquisition.

     Home Construction and Sale. Following the purchase of land and, if necessary, the completion of the entitlement process, the Company typically begins marketing the homes and constructing several model homes. The construction of production homes is generally contingent upon customer orders to minimize the costs and risks of standing inventory. Due to the Company's continued domestic expansion overall inventory levels increased in 1995.

     The Company acts as the general contractor for its communities and hires subcontractors for all production. The use of subcontractors enables the Company to reduce its investment in direct labor costs, equipment and facilities. Where practical, the Company uses mass production techniques, construction on contiguous lots, and prepackaged, standardized components and materials to streamline the on-site production phase. During the early 1990s, the Company developed a system of national purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs. At all stages of production, the Company's own administrative and on-site supervisory personnel coordinate the activities of subcontractors and subject their work to quality and cost controls.

     The Company generally prices its homes only after it has entered into contracts for the construction of such homes with subcontractors, an approach which improves its ability to estimate costs accurately.

     The Company provides customers with a limited home warranty program operated by the personnel in each of its divisions to give customers prompt and efficient post-delivery service. The warranty program covers certain repairs which may be necessary following new home construction and covers structural integrity for a period of ten years. In the aggregate, the costs associated with the Company's warranty program are not material to its operations.

CYCLICALITY

     The Company's business, and the housing industry in general, are cyclical. The Company's operations and markets are affected by local and regional factors such as local economies, demographic demand for housing, population growth, property taxes and energy costs, and by national factors such as short and long-term interest rates, federal mortgage financing programs, federal income tax provisions and general economic trends. In addition homebuilders are subject to various risks including availability and cost of land, conditions of supply and demand in local markets, weather conditions, delays in construction schedules and the entitlement process. Net orders often vary on a seasonal basis, with the lowest sales activity typically occurring in the winter months.

     The Company's 1995 financial results were particularly affected by certain factors, including but not limited to the weak economic conditions in California and France, severe weather conditions in California in early 1995 and a lack of urgency among potential homebuyers in many of the Company's markets.

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

     The following table sets forth net orders, unit deliveries and ending backlog relating to sales of homes and homes under contract for each quarter during the three-year period ended November 30, 1995.

                                                    NET              UNIT            ENDING
                                                   ORDERS         DELIVERIES         BACKLOG
                                                   ------         ----------         -------
        Fiscal 1995:
          First Quarter..........................  1,636             1,367            1,285
          Second Quarter.........................  2,241             1,875            1,651
          Third Quarter..........................  2,311             2,111            1,851
          Fourth Quarter.........................  2,065             2,504            1,412
        Fiscal 1994:
          First Quarter..........................  1,684             1,539            1,204
          Second Quarter.........................  2,035             1,954            1,285
          Third Quarter..........................  2,078             2,082            1,281
          Fourth Quarter.........................  1,984             2,249            1,016
        Fiscal 1993:
          First Quarter..........................  1,387             1,067            1,451
          Second Quarter.........................  1,752             1,558            1,645
          Third Quarter..........................  1,717             1,885            1,477
          Fourth Quarter.........................  1,836             2,254            1,059

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

LAND SALES

     In the normal course of its business, the Company sells land which can be sold at an advantageous price due to market conditions or does not meet its marketing needs. This property may consist of land zoned for commercial use which is part of a larger parcel being developed for single-family homes or in areas where the Company may consider its inventory to be excessive. The Company's decisions to maintain or decrease its land ownership position in certain markets may be impacted by the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company's housing divisions, and prevailing market conditions.

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

     KBMC's business consists of providing the Company's domestic customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KBMC has its headquarters in Los Angeles and operates branch offices in Anaheim, Dublin, Fremont, Fresno, Los

Angeles, Modesto, Newport Beach, Palmdale, Sacramento, Salinas and San Diego, California; Las Vegas, Nevada; Phoenix, Arizona; Denver, Colorado; Albuquerque, New Mexico; and Salt Lake City, Utah.

     KBMC's principal sources of revenues are: (i) interest income earned on mortgage loans during the period they are held by KBMC prior to their sale to investors; (ii) net gains from the sale of loans; (iii) loan servicing fees; and
(iv) revenues from the sale of the rights to service loans.

     KBMC is approved by the Government National Mortgage Association ("GNMA") as a seller-servicer of Federal Housing Administration ("FHA") and Veterans Administration ("VA") loans. A portion of the conventional loans originated by KBMC (i.e., loans other than those insured by FHA or guaranteed by VA) qualify for inclusion in loan guarantee programs sponsored by the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). KBMC arranges for fixed and adjustable rate, conventional, privately insured mortgages, FHA-insured or VA-guaranteed mortgages, and mortgages funded by revenue bond programs of states and municipalities. In fiscal 1995, approximately 44% of the mortgages originated for the Company's customers were conventional, (most of which conformed to FNMA and FHLMC guidelines) 36% were FHA-insured or VA-guaranteed, a portion of which are adjustable rate loans, 15% were funded by mortgage revenue bond programs and 5% were adjustable rate mortgages ("ARMs") primarily provided through commitments from institutional investors. The percentages set forth above change from year to year reflecting then-current fixed interest rates, introductory rates for ARMs, housing prices and other economic conditions. In 1995, KBMC originated loans for 80% of the Company's domestic home deliveries. Generally, KBMC receives an origination fee of approximately 1% of the principal amount of the loan.

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

     For a small percentage of loans, and to the extent required for loans being held for sale to investors, KBMC services the mortgages that it originates. Servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, monitoring delinquent mortgages and generally administering the loans.

     KBMC receives fees for servicing mortgage loans, generally ranging from .20% per annum to .50% per annum on the declining principal balances of the loans. KBMC typically sells servicing rights on a regular basis.

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

     At January 31, 1996, the Company had approximately 1,220 full-time employees in its operations, including approximately 130 in KBMC's operations.

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

     Increases in interest rates typically have a negative impact on the Company's operations in that such increases adversely affect the availability of home financing to, or qualification for such financing by, the Company's customers. Conversely, significant reductions in interest rates typically have a positive effect on the Company's operations.

     The Company does not generally finance the development of its domestic communities with proceeds of loans specifically obtained for, or secured by, particular communities, i.e., project financing. Instead, financing of the Company's domestic operations has been primarily generated from results of operations, public debt and equity financing and borrowings under its $500 million unsecured revolving credit facility with a consortium of domestic and foreign banks. This revolving credit facility includes a $200 million sublimit for the Company's mortgage banking operations. Financing of its French operations has been primarily generated from results of operations and borrowings from its aggregate $140 million unsecured committed credit lines from a series of foreign banks. As a result of these diverse external sources of financing, the Company was not adversely affected by the tight credit conditions that much of the homebuilding industry experienced during the recent recession, both domestically and in France.

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

ITEM 2. PROPERTIES

     The Company's executive offices are in leased premises at 10990 Wilshire Boulevard, Los Angeles, California. The Company's housing operations are principally conducted from leased premises located in Anaheim, Bakersfield, Dublin, Fremont, Fresno, Los Angeles, Modesto, Newport Beach, Palmdale, Pleasanton, Sacramento, Salinas and San Diego, California; Las Vegas, Nevada; Phoenix, Arizona; Denver, Colorado; Albuquerque, New Mexico; Salt Lake City, Utah; Paris, France; Toronto, Canada; and Mexico City, Mexico.

     The Company's mortgage banking subsidiaries lease executive offices in Los Angeles, California and branch offices in Anaheim, Dublin, Fremont, Fresno, Los Angeles, Modesto, Newport Beach, Palmdale, Sacramento, Salinas and San Diego, California; Las Vegas, Nevada; Phoenix, Arizona; Denver, Colorado; Albuquerque, New Mexico; and Salt Lake City, Utah.

     The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its businesses.

ITEM 3.  LEGAL PROCEEDINGS

     In August 1992, homeowners from the Company's California Meadows community in Riverside County filed a lawsuit against the Company in Riverside County Superior Court seeking compensatory and punitive damages and alleging, among other things, defective construction, breach of warranty, negligence and fraud. The owners of approximately 115 homes are currently involved in the litigation. In February 1994, the Company filed cross-complaints against relevant subcontractors and certain other third parties. The Company believes that it has acted fairly and responsibly toward all homeowners at that community. Based upon its thorough investigation of the site, the Company believes that the most serious allegations in this lawsuit are substantially without merit and has contested such claims.

     The Company is involved in other litigation incidental to its business. These cases are in various stages of development and, based on reports of counsel, it is management's opinion that provisions made for potential losses in the California Meadows and other matters are adequate and any further liabilities and costs arising out of currently pending litigation will not have a materially adverse effect upon the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1995 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information regarding the executive officers of the Company as of January 31, 1996:

                                                               YEAR
                                                             ASSUMED            OTHER POSITIONS AND OTHER
                                  PRESENT POSITION AT        PRESENT           BUSINESS EXPERIENCE WITHIN
         NAME          AGE          JANUARY 31, 1996         POSITION            THE LAST FIVE YEARS(1)               FROM - TO
---------------------- ---   ------------------------------  --------   -----------------------------------------  ---------------
Bruce Karatz           50    Chairman, President and           1993     President and Chief Executive Officer      1986 - 1993
                               Chief Executive Officer

Roger B. Menard        54    Executive Vice President          1993     Executive Vice President and President     1992 - 1993
                               and President of United                      of California Operations
                               States Operations                        President of Kaufman and Broad-South       1985 - 1992
                                                                            Bay, Inc.

Guy Nafilyan           51    Executive Vice President          1992     President and Chief Executive Officer      1983 - Present
                               and President of European                  of Kaufman and Broad France
                               Operations                               Senior Vice President                      1987 - 1992

Michael F. Henn        47    Senior Vice President and         1994     Executive Vice President, Chief Financial  1986-1994
                               Chief Financial Officer                    and Administrative Officer, The Vons
                                                                          Companies, Inc.

Alan Kaye              42    Senior Vice President,            1996     Vice President, Human Resources            1991 - 1996
                               Human Resources and                        and Organizational Planning
                               Organizational Planning                  Senior Vice President for                  1988 - 1991
                                                                          Human Resources and Corporate Services,
                                                                          Columbia Savings & Loan Association

Barton P. Pachino      36    Senior Vice President             1993     Vice President and Corporate Counsel       1991 - 1993
                               and General Counsel                      Associate Corporate Counsel                1987 - 1991

Albert Z. Praw         47    Senior Vice President,            1994     Partner in law firm of Sidley & Austin     1992-1994
                                Real Estate                             Senior Vice President, General             1989-1992
                                                                          Counsel and Secretary

Michael L. Woodley     38    Senior Vice President,            1992     Vice President, Architecture               1989 - 1992
                               Architecture

William R. Hollinger   37    Vice President                    1992     Director of Accounting                     1988 - 1992
                               and Controller

Dennis Welsch          39    Vice President                    1995     Vice President and Controller              1995
                               and Treasurer                              of Kaufman and Broad - South Bay, Inc.
                                                                        Controller of Kaufman and Broad -          1993-1994
                                                                          South Bay, Inc.
                                                                        Vice President, Treasurer A-M Homes        1986-1993

---------------

(1) All positions described were with the Company, unless otherwise indicated.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of January 31, 1996, there were 2,186 holders of record of the Company's common stock.

     Information as to the Company's quarterly stock prices is included on the inside back cover of the Company's 1995 Annual Report to Stockholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K.

     Information as to the principal markets on which the Company's common stock is being traded and quarterly cash dividends is included on the inside back cover of the Company's 1995 Annual Report to Stockholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The Five Year Summary of Kaufman and Broad Home Corporation and its consolidated subsidiaries for the five-year period ended November 30, 1995 is included on page 24 in the Company's 1995 Annual Report to Stockholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K. It should be read in conjunction with the consolidated financial statements included in the Company's 1995 Annual Report to Stockholders which are also included as part of Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations of Kaufman and Broad Home Corporation is included on pages 25 through 32 in the Company's 1995 Annual Report to Stockholders, which are included as part of Exhibit 13 and are incorporated in this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Kaufman and Broad Home Corporation are included on pages 33 through 45 in the Company's 1995 Annual Report to Stockholders, which are included as part of Exhibit 13 and are incorporated in this Annual Report on Form 10-K. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The Notice of 1996 Annual Meeting of Stockholders and Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13) except for the information regarding the executive officers of the Company, which is included in Part I on page 11 herein.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS

        Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

    EXHIBITS

        EXHIBIT
          NO.                                       DESCRIPTION
        -------       ------------------------------------------------------------------------
         3.1          Amended Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-6471 on Form S-1, is
                      incorporated by reference herein.
         3.2          Amendment to Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-30140 on Form S-1, is
                      incorporated by reference herein.
         3.3          Certificate of Designation of Series A Participating Cumulative
                      Preferred Stock, filed as an exhibit to the Company's Registration
                      Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
         3.4          Certificate of Designation of Series B Mandatory Conversion Premium
                      Dividend Preferred Stock, filed as an exhibit to the Company's
                      Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
         3.5          Amended Certificate of Designation of Series B Mandatory Conversion
                      Premium Dividend Preferred Stock, filed as an exhibit to the Company's
                      Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
         3.6          By-Laws, filed as an exhibit to the Company's Registration Statement No.
                      33-30140 on Form S-1, is incorporated by reference herein.
         4.1          Amended Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-6471 on Form S-1, is
                      incorporated by reference herein.
         4.2          Amendment to Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-30140 on Form S-1, is
                      incorporated by reference herein.
         4.3          By-Laws, filed as an exhibit to the Company's Registration Statement No.
                      33-30140 on Form S-1, is incorporated by reference herein.
         4.4          Rights Agreement between the Company and Bank of America National Trust and Savings Association, successor-by-merger to Security Pacific
                      National Bank, as Rights Agent, dated February 21, 1989, filed as an exhibit to the Company's 1989 Annual Report on Form 10-K, is incorporated by reference herein.
         4.5          Indenture relating to 10 3/8% Senior Notes due 1999 between the Company and NBD Bank, N.A., dated September 1, 1992, filed as an exhibit to the
                      Company's Registration Statement No. 33-50732 on Form S-3, is
                      incorporated by reference herein.
         4.6          Specimen of 10 3/8% Senior Notes filed as an exhibit to the Company's
                      Current Report on Form 8-K, reporting certain exhibits in connection with the Company's Registration Statement No. 33-50732 on Form S-3 filed by the Company relating to the registration of 10 3/8% Senior Notes due
                      1999, is incorporated by reference herein.
         4.7          Indenture relating to 9 3/8% Senior Subordinated Notes due 2003 between the Company and First National Bank of Boston, dated May 1, 1993, filed as an exhibit to the Company's Registration Statement No. 33-59516 on
                      Form S-3, is incorporated by reference herein.

        EXHIBIT
          NO.                                       DESCRIPTION
        -------       ------------------------------------------------------------------------
         4.8          Specimen of 9 3/8% Senior Subordinated Notes filed as an exhibit to the
                      Registration Statement No. 33-59516 on Form S-3 filed by the Company relating to the registration of 9 3/8% Senior Subordinated Notes due
                      2003, is incorporated by reference herein.
        10.1          Employment Contract of Bruce Karatz, dated January 4, 1988, filed as an exhibit to the Company's 1987 Annual Report on Form 10-K, is incorporated by reference herein.
        10.2          1986 Stock Option Plan, filed as an exhibit to the Company's
                      Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
        10.3          1988 Employee Stock Plan, filed as an exhibit to the definitive Joint
                      Proxy Statement for the Company's 1989 Special Meeting of Shareholders,
                      is incorporated by reference herein.
        10.4          Consent Order, Federal Trade Commission Docket No. C-2954, dated
                      February 12, 1979, filed as an exhibit to the Company's Registration
                      Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
        10.5          SunAmerica Inc. Executive Deferred Compensation Plan, approved September
                      25, 1985, filed as an exhibit to SunAmerica Inc.'s 1985 Annual Report on
                      Form 10-K, is incorporated by reference herein.
        10.6          Directors' Deferred Compensation Plan established effective July 27,
                      1989, filed as an exhibit to the Company's 1989 Annual Report on Form
                      10-K, is incorporated by reference herein.
        10.7          Settlement with Federal Trade Commission of June 27, 1991, filed as an exhibit to the Company's Current Report on Form 8-K, dated June 28,
                      1991, is incorporated by reference herein.
        10.8          Indenture relating to 10 3/8% Senior Notes due 1999 between the Company and NBD Bank, N.A., dated September 1, 1992, filed as an exhibit to the
                      Company's Registration Statement No. 33-50732 on Form S-3, is
                      incorporated by reference herein.
        10.9          Indenture relating to 9 3/8% Senior Subordinated Notes due 2003 between the Company and First National Bank of Boston, dated May 1, 1993, filed as an exhibit to the Company's Registration Statement No. 33-59516 on
                      Form S-3, is incorporated by reference herein.
        10.10         Employment Contract of Roger B. Menard, dated April 6, 1992, filed as an exhibit to the Company's 1992 Annual Report on Form 10-K, is incorporated by reference herein.
        10.11         1993 Directors' Stock Plan, approved April 1, 1993, filed as an exhibit to the definitive Proxy Statement for the Company's 1993 Annual Meeting
                      of Shareholders, is incorporated by reference herein.
        10.12         Amendments to the Kaufman and Broad Home Corporation 1988 Employee Stock
                      Plan dated January 27, 1994, filed as an exhibit to the Company's 1994
                      Annual Report on Form 10-K, is incorporated by reference herein.
        10.13         Employment Agreement of Albert Z. Praw, dated February 20, 1994, filed as an exhibit to the Company's 1994 Annual Report on Form 10-K, is incorporated by reference herein.
        10.14         Employment Agreement of Michael F. Henn, dated June 7, 1994, filed as an exhibit to the Company's 1994 Annual Report on Form 10-K, is incorporated by reference herein.
        10.15         Third Amended and Restated Loan Agreement among the Company, Bank of
                      America National Trust and Savings Association, and the First National
                      Bank of Chicago, as managing agents, and the banks listed therein, dated
                      November 21, 1994, filed as an exhibit to the Company's 1994 Annual
                      Report on Form 10-K, is incorporated by reference herein.
        10.16         Letter dated February 16, 1995 amending Employment Contract of Bruce
                      Karatz, filed as an exhibit to the Company's 1994 Annual Report on Form
                      10-K, is incorporated by reference herein.

        EXHIBIT
          NO.                                       DESCRIPTION
        -------       ------------------------------------------------------------------------
        10.17         Letter dated February 27, 1995 amending Employment Contract of Roger B.
                      Menard, filed as an exhibit to the Company's 1994 Annual Report on Form
                      10-K, is incorporated by reference herein.
        10.18         Kaufman and Broad Home Corporation Performance-Based Incentive Plan for
                      Senior Management, approved by Stockholders on March 23, 1995.
        10.19         Form of Stock Option Agreement under Kaufman and Broad Home Corporation
                      Performance-Based Incentive Plan for Senior Management.
        10.20         Employment Contract of Bruce Karatz, dated December 1, 1995.
        10.21         Kaufman and Broad Home Corporation Directors' Restricted Stock Plan.
        10.22         Kaufman and Broad Home Corporation Directors' Legacy Program.
        11            Statement of Computation of Per Share Earnings.
        13            Pages 24 through 45 and the inside back cover of the Company's 1995
                      Annual Report to Stockholders.
        22            Subsidiaries of the Company.
        24            Consent of Independent Auditors.
        27            Financial Data Schedule.

     FINANCIAL STATEMENT SCHEDULES

          Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          KAUFMAN AND BROAD HOME CORPORATION

                                          By:         MICHAEL F. HENN
                                          -------------------------------------
                                                      Michael F. Henn
                                                   Senior Vice President
                                                and Chief Financial Officer

Dated: February 22, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

                   SIGNATURE                                TITLE                     DATE
                   ---------                                -----                     ----

                  BRUCE KARATZ                  Chairman, President             February 22, 1996
----------------------------------------------  and Chief Executive
                 Bruce Karatz                   Officer


                MICHAEL F. HENN                 Senior Vice President           February 22, 1996
----------------------------------------------  and Chief Financial Officer
                Michael F. Henn


               RONALD W. BURKLE                 Director                        February 22, 1996
---------------------------------------------
               Ronald W. Burkle


                  JANE EVANS                    Director                        February 22, 1996
---------------------------------------------
                  Jane Evans


               DR. RAY R. IRANI                 Director                        February 22, 1996
---------------------------------------------
               Dr. Ray R. Irani


         ANTOINE JEANCOURT-GALIGNANI            Director                        February 22, 1996
---------------------------------------------
          Antoine Jeancourt-Galignani


               JAMES A. JOHNSON                 Director                        February 22, 1996
---------------------------------------------
               James A. Johnson


                 GUY NAFILYAN                   Director                        February 22, 1996
---------------------------------------------
                 Guy Nafilyan


                LUIS G. NOGALES                 Director                        February 22, 1996
---------------------------------------------
                Luis G. Nogales


                 LESTER POLLACK                 Director                        February 22, 1996
---------------------------------------------
                Lester Pollack


              SANFORD C. SIGOLOFF               Director                        February 22, 1996
---------------------------------------------
              Sanford C. Sigoloff

        KAUFMAN AND BROAD HOME CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP, dated January 4, 1996, except as to Note 13, as to which the date is January 22, 1996, all appearing on pages 33 through 45 in the 1995 Annual Report to Stockholders, are incorporated in this Annual Report on Form 10-K between page F-1 and the List of Exhibits Filed. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

     Separate combined financial statements of the Company's unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

                            ------------------------

                                                                                PAGE NO. IN
                                                                               ANNUAL REPORT
                                                                              TO SHAREHOLDERS
                                                                             -----------------
KAUFMAN AND BROAD HOME CORPORATION
  Report of Independent Auditors............................................        45
  Consolidated Statements of Income for the years ended November 30, 1995,
     1994 and 1993..........................................................        33
  Consolidated Balance Sheets as of November 30, 1995 and 1994..............        34
  Consolidated Statements of Stockholders' Equity for the years ended
     November 30, 1995, 1994 and 1993.......................................        35
  Consolidated Statements of Cash Flows for the years ended November 30,
     1995, 1994 and 1993....................................................        36
  Notes to Consolidated Financial Statements................................   37 through 44

     The following pages represent pages 24 through 45 and the inside back cover of the 1995 Annual Report to Stockholders of Kaufman and Broad Home Corporation, and include the Five Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Report of Independent Auditors, Stockholder Information and Quarterly Stock Prices. These pages were filed with the Securities and Exchange Commission as Exhibit 13 to this Annual Report on Form 10-K.

                         SELECTED FINANCIAL INFORMATION

                                                                                  Years ended November 30,
------------------------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts                        1995          1994            1993           1992        1991
==============================================================================================================================
CONSTRUCTION:
     Revenues                                              $1,366,866    $1,307,570      $1,199,776     $1,052,525  $1,176,386
     Operating income                                          65,531        88,323          86,609         58,897      76,037
     Total assets                                           1,269,208     1,167,136         983,442        987,104     916,002
     Mortgages and notes payable                              639,575       565,020         313,357        258,147     230,580
                                                           ===================================================================

MORTGAGE BANKING:
     Revenues                                              $   29,660    $   28,701      $   38,078     $   41,643  $   44,609
     Operating income                                           9,348         6,003           7,534          4,556       4,436
     Total assets                                             304,971       287,324         355,936        444,656     457,021
     Notes payable                                            151,000       125,000         138,500        143,700      84,000
     Collateralized mortgage obligations                       84,764        96,731         144,143        222,948     300,894
                                                           ===================================================================

CONSOLIDATED:
     Revenues                                              $1,396,526    $1,336,271      $1,237,854     $1,094,168  $1,220,995
     Operating income                                          74,879        94,326          94,143         63,453      80,473
     Net income                                                29,059        46,550          39,921         28,198      26,520
     Total assets                                           1,574,179     1,454,460       1,339,378      1,431,760   1,373,023
     Mortgages and notes payable                              790,575       690,020         451,857        401,847     314,580
     Collateralized mortgage obligations                       84,764        96,731         144,143        222,948     300,894
     Convertible subordinated notes                                                                        162,022     149,798
     Stockholders' equity                                     415,478       404,747         444,340        318,433     258,106
                                                           ===================================================================

EARNINGS PER SHARE                                         $      .73    $     1.16      $      .96     $      .78  $      .80

CASH DIVIDENDS PER COMMON SHARE                                   .30           .30             .30            .30         .30
==============================================================================================================================

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW Revenues are generated from the Company's housing operations in the western United States, France and Canada; commercial development activities in France; and domestic mortgage banking operations. The Company's start-up housing operation in Mexico has yet to produce revenues. Operating results in 1995 were adversely affected by weak housing markets in California and France as well as severe weather conditions in California in early 1995. Beyond these markets, the Company continued its profitable expansion of domestic housing operations in five other western states. Divisions in New Mexico and Utah -- the Company's fourth and fifth entries into new U.S. markets in three years -- delivered their first homes in 1995, contributing to a 115.8% year-over-year increase in domestic housing deliveries from operations outside of California. During 1995, the Company continued strategic efforts to reduce overhead costs and improve operating efficiency. As a result, gross margin and selling, general and administrative expense ratios improved in each of the last three quarters of the year.

         Total revenues increased to $1.40 billion in 1995, up 4.5% from $1.34 billion in 1994, which had increased 8.0% from revenues of $1.24 billion in 1993. The increase in 1995 reflected higher housing revenues, partially offset by a decline in revenues from land sales. In 1994, revenues rose due to higher housing revenues, partially offset by a significant decline in French commercial development revenues. Included in total revenues are mortgage banking revenues of $29.7 million in 1995, $28.7 million in 1994 and $38.1 million in 1993.

         Net income decreased 37.6% in 1995 to $29.1 million from $46.6 million in 1994, which had increased 16.6% from the prior year's $39.9 million. Net income fell in 1995 due to lower earnings from housing operations, as a decline in earnings from California operations, primarily stemming from continued weakness in the state's housing market, was only partially offset by an increase in earnings from domestic operations outside the state. In 1994, the improvement in net income reflected increased housing volume in the United States and improved results from French housing operations compared to the year earlier.

         Earnings per share decreased to $.73 in 1995, reflecting lower net income. Earnings per share increased to $1.16 in 1994 from $.96 in 1993 on higher earnings and a lower average number of shares outstanding. The Company's buyback of special common stock and warrants in December 1993 and its exchange and cancellation of the remaining shares of special common stock on various dates throughout 1994 reduced the number of shares outstanding for 1994.

CONSTRUCTION

REVENUES Construction revenues increased in 1995 to $1.37 billion from $1.31 billion in 1994, which had increased from $1.20 billion in 1993. The increase in 1995 primarily reflected higher domestic housing revenues, as a decline in California housing revenues was more than offset by increased housing revenues from other U.S. operations (including the Company's first deliveries in New Mexico and Utah). In 1994, revenues improved primarily due to increased domestic housing revenues, including initial contributions from the Company's then newly established divisions in Arizona and Colorado, partially offset by a reduction in French commercial revenues.

         Housing revenues totaled $1.33 billion in 1995, $1.26 billion in 1994 and $1.10 billion in 1993. The Company's 1995 increase in housing revenues reflected a 4.7% increase in the Company's average selling price as well as a modest increase in unit volume. In 1994, housing revenues increased on higher unit volume while the average selling price decreased slightly. California housing operations accounted for 72.3% of housing revenues in 1995, down from 82.0% in 1994, due to the Company's expansion into New Mexico and Utah during the year, combined with the maturation of the Nevada, Arizona and Colorado divisions and the still-stagnant economic conditions in California. California housing revenues were $959.8 million in 1995, down from $1.03 billion in 1994, while other U.S. housing revenues increased to $245.4 million in 1995 from $95.8 million in 1994. In 1994, the Company's California-generated revenues as a percentage of total housing revenues decreased from 85.4% in 1993 primarily due to the Company's diversification of its domestic housing business to Nevada, Arizona, and Colorado.

         Housing deliveries increased by 33 units to 7,857 units in 1995, exceeding the previous Company-wide record of 7,824 units set in 1994. Deliveries in the United States increased 2.2%, more than offsetting a 16.2% decline in French deliveries. The increase in domestic unit volume reflected continued expansion outside of California, with non-California deliveries increasing to 1,800 units in 1995 from 834 units in 1994, partially offset by a decline in deliveries from California's soft housing market. California deliveries, which decreased 13.0% to 5,430 units in 1995 from 6,238 units in 1994, were severely hampered by poor weather early in the year, the effects of which carried into the second quarter. French unit volume remained depressed by that country's adverse economic climate as well as the deferral of home purchases by many buyers anticipating new government incentive programs which did not take effect until October 1995.

                  RESIDENTIAL QUARTERLY UNIT AND BACKLOG DATA

Unit                                                                        Other
Deliveries                                        California        United States        France        Canada       Total
============================================================================================================================
1995
First                                                972                  293              102                         1,367
Second                                             1,295                  446              110             24          1,875
Third                                              1,454                  511              133             13          2,111
Fourth                                             1,709                  550              229             16          2,504
                                                   -------------------------------------------------------------------------
     Total                                         5,430                1,800              574             53          7,857
                                                   =========================================================================
1994
First                                              1,281                  136              110             12          1,539
Second                                             1,560                  245              139             10          1,954
Third                                              1,694                  194              176             18          2,082
Fourth                                             1,703                  259              260             27          2,249
                                                   -------------------------------------------------------------------------
     Total                                         6,238                  834              685             67          7,824
                                                   =========================================================================


Net                                                                         Other
Orders                                            California        United States        France        Canada       Total
============================================================================================================================
1995
First                                              1,101                  374              152              9          1,636
Second                                             1,397                  698              134             12          2,241
Third                                              1,588                  572              138             13          2,311
Fourth                                             1,342                  503              210             10          2,065
                                                   -------------------------------------------------------------------------
     Total                                         5,428                2,147              634             44          8,253
                                                   =========================================================================
1994
First                                              1,277                  227              171              9          1,684
Second                                             1,642                  180              194             19          2,035
Third                                              1,683                  241              137             17          2,078
Fourth                                             1,494                  248              215             27          1,984
                                                   -------------------------------------------------------------------------
     Total                                         6,096                  896              717             72          7,781
                                                   =========================================================================


Ending
Backlog--                                                                   Other
Units                                             California        United States        France        Canada       Total
============================================================================================================================
1995
First                                                757                  280              219             29          1,285
Second                                               859                  532              243             17          1,651
Third                                                993                  593              248             17          1,851
Fourth                                               626                  546              229             11          1,412
                                                     =======================================================================
1994
First                                                766                  228              198             12          1,204
Second                                               848                  163              253             21          1,285
Third                                                837                  210              214             20          1,281
Fourth                                               628                  199              169             20          1,016
                                                     =======================================================================


Ending
Backlog--                                                                   Other
Value                                             California        United States        France        Canada       Total
============================================================================================================================
In thousands
1995
First                                           $125,870              $38,971          $44,820         $2,958       $212,619
Second                                           149,796               75,455           48,658          1,666        275,575
Third                                            191,182               86,096           54,560          1,683        333,521
Fourth                                           114,207               78,436           50,044          1,122        243,809
                                                ============================================================================
1994
First                                           $125,045              $22,704          $32,875           $948       $181,572
Second                                           132,917               18,428           45,113          2,079        198,537
Third                                            137,289               27,548           41,546          2,000        208,383
Fourth                                           104,711               26,743           30,075          2,060        163,589
                                                ============================================================================


         Housing deliveries increased in 1994 from 6,764 units in 1993, with U.S. deliveries up 18.8% and French deliveries up 4.3%. The improvement in domestic unit volume reflected the Company's expansion in the western United States. In France, higher unit volume resulted from increased market demand for the Company's entry-level products in a modestly improved, but still weak French economy.

         The Company's average new home price increased 4.7% to $168,900 in 1995 from $161,300 in 1994, which had decreased .5% from $162,100 in 1993. The
1995 increase was due to higher average selling prices in both the United States and France, reflecting a shift in product mix to higher priced, urban in-fill locations and first time move-up sales. In 1994, a modest decline in the average selling price was primarily due to a reduction in the Company's domestic average selling price.

         In California, the Company's average selling price rose 6.6% to $176,800 in 1995 from $165,900 in 1994 which increased 1.7% from $163,100 in
1993. The increase in both years reflected a shift in mix toward higher-priced homes. Average selling prices in other U.S. markets were $136,300 in 1995, $114,900 in 1994 and $109,300 in 1993. These increases were the result of the Company's entry into new, higher-priced states in 1995 and 1994. Average selling prices in France have also fluctuated during the past two years with changes in product mix. The Company's average selling price in France increased to $203,700 in 1995 from $182,300 in 1994, which had decreased from $187,800 in 1993.

         Revenues from the development of commercial buildings, all of which are located in metropolitan Paris, totaled $20.5 million in 1995, $17.4 million in 1994 and $94.2 million in 1993. Although commercial development revenues increased modestly in 1995, the Company does not expect a significant increase from these levels in 1996 as high vacancy rates are expected to persist in the French commercial market. In 1994, the significant decrease in commercial revenues primarily reflected the Company's completion of large projects in prior years.

         Land sale revenues totaled $18.2 million in 1995, $27.2 million in 1994 and $8.0 million in 1993. Land sale revenues in these periods have fluctuated based on the Company's decisions to maintain or decrease its land ownership position in certain markets; the strength and number of competing developers entering particular markets at given points in time; the availability of land in markets served by the Company's housing divisions; and prevailing market conditions.

OPERATING INCOME Operating income decreased by $22.8 million to $65.5 million in 1995 from $88.3 million in 1994. Operating income, net of minority interests in pretax income of consol-idated joint ventures, decreased by $22.5 million to $64.9 million in 1995 from $87.4 million in 1994. This decline reflected lower gross profits from commercial activities and land sales as well as an increase in selling, general and administrative expenses. Housing gross profits in 1995 were essentially flat compared to 1994 on slightly higher unit volume offset by a lower housing gross margin. Gross profits (excluding profits from land sales) in 1995 decreased by $8.5 million to $242.2 million from $250.7 million in 1994, largely due to lower gross profits from French commercial operations resulting from a lower commercial gross profit margin. As a percentage of related revenues, the Company's gross profit margin (excluding profits from land sales) was 18.0% in 1995, down from 19.6% in the prior year. The Company's housing gross margin decreased to 17.9% in 1995 from 19.0% in the prior year, primarily reflecting a lower gross margin in California. The lower gross margin from California operations stemmed from the severe and prolonged winter rain storms in early 1995 which reduced sales volumes and slowed production and from the large sales incentives which continued to be required throughout the year to stimulate buying activity in a generally stagnant market. Higher mortgage interest rates in early 1995 also depressed Company performance. Despite these obstacles, the Company's California housing gross margin showed steady improvement from the first through the fourth quarters of 1995 as a rising proportion of deliveries was generated from more recently opened higher-margin communities. Assuming market conditions in California do not deteriorate further, the Company expects its California gross margin to continue to improve in 1996 on a year-over-year basis as strategies to enhance profitability implemented during the course of 1995 are anticipated to have a favorable impact on operating results.

         Company-wide profits from land sales decreased by $3.2 million to $5.3 million in 1995 from $8.5 million in 1994 with profit margins from these sales also down slightly.

         Selling, general and administrative expenses increased by $11.0 million in 1995. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses increased to 13.7% in 1995 from 13.5% in 1994. Selling, general and administrative expenses rose mainly due to the continued expansion of the Company's domestic operations outside of California and increased financing incentives and sales commissions. These increases were partially offset by ongoing cost reduction programs which contributed to an improving expense ratio in each of the last three quarters of 1995. In the first quarter of 1995, selling, general and administrative expenses were 14.6% of housing revenues, gradually declining to 13.3% by the fourth quarter. With benefits of these cost-cutting initiatives anticipated to continue, and assuming market conditions in the Company's principal markets do not deteriorate further, the Company believes its 1996 selling, general and administrative expense ratio will be lower than the 1995 level.

         In 1994, operating income increased slightly by $1.7 million to $88.3 million from $86.6 million in 1993. Operating income, net of minority interests, increased by $11.0 million to $87.4 million in 1994 from $76.5 million in 1993. This improvement reflected higher gross profits from housing sales and land sales, partially offset by higher selling, general and administrative expenses. Gross profits (excluding profits from land sales) rose by $22.6 million to $250.7 million in 1994 from $228.1 million in 1993, due to higher housing unit volume in the United States, partially offset by a decline in commercial development gross profits. As a percentage of related revenues, the Company's gross profit margin (excluding profits from land sales) was 19.6% in 1994, up from 19.1% a year earlier, on a higher residential gross margin and, to a lesser extent, a higher commercial gross margin. The Company's housing gross margin increased to 19.0% in 1994 from 18.4% in 1993 primarily reflecting gross margin improvement in France. The French housing gross margin improved in 1994 largely due to a lower land-cost basis and a modest strengthening of the French economy.

         Company-wide profits from land sales increased to $8.5 million in 1994 from $1.1 million in 1993.

         Selling, general and administrative expenses increased by $28.4 million in 1994, as the Company expanded its operations in the western United States and commenced operations in Mexico. In addition, higher marketing and advertising costs and sales incentives were required in the latter half of 1994 to maintain sales momentum in the face of persistent mortgage rate increases triggered by actions of the Federal Reserve Board. These actions caused the average thirty-year fixed rate mortgage to increase by more than two percentage points during the year. In France, the Company continued to reduce selling, general and administrative expenses to levels commensurate with its significantly reduced commercial operations. Company-wide selling, general and administrative expenses as a percentage of housing revenues increased to 13.5% in 1994 from 13.0% in 1993.

INTEREST INCOME AND EXPENSE Interest income, which is generated from mortgages receivable, principally from land sales, and from short-term investments, amounted to $2.1 million in 1995, $2.0 million in 1994 and $3.5 million in 1993. Interest income remained stable in 1995 compared to 1994 reflecting little change in the interest bearing average balances of short-term investments and mortgages receivable. The reduction in interest income in 1994 from 1993 reflected lower average balances of short-term investments and mortgages receivable and the fluctuation in interest rates.

         Interest expense results principally from borrowings to finance land purchases, housing inventory, and other operating and capital needs. In 1995, interest expense, net of amounts capitalized, increased to $27.5 million from $17.8 million in 1994, reflecting higher average indebtedness, a higher overall effective borrowing rate than in 1994 and a lower percentage of interest capitalized. The Company's average debt level increased as inventory levels grew due to continued expansion. In addition, the Company's effective borrowing rate rose as a result of interest rate increases implemented by the Federal Reserve Board throughout 1994 and into early 1995. In 1994, interest expense, net of amounts capitalized, increased to $17.8 million from $16.8 million in the prior year, reflecting higher average indebtedness and a higher overall effective borrowing rate than in 1993. The average debt level rose as the Company increased inventory levels in conjunction with continued domestic expansion and executed the buyback of special common stock and warrants in December 1993.

MINORITY INTERESTS IN PRETAX INCOME OF CONSOLIDATED JOINT VENTURES The Company conducts a portion of both its residential and commercial development activities through majority-owned partnerships, primarily in France, which are fully consolidated in the accompanying financial statements. As a result, operating income has been reduced by minority interests in the pretax income of these partnerships of $.6 million in 1995, $.9 million in 1994 and $10.2 million in 1993. Minority interests decreased both years on declining profit contributions from the Company's consolidated commercial development projects. Minority interests are expected to remain at low levels in 1996, consistent with the Company's reduced level of development activities in a generally depressed French commercial market.

EQUITY IN PRETAX LOSS OF UNCONSOLIDATED JOINT VENTURES The Company's unconsolidated joint venture activities, located in the Los Angeles, Paris and Toronto metropolitan areas, posted combined revenues of $33.9 million in 1995, $82.7 million in 1994 and $6.4 million in 1993. Of these amounts, revenues from commercial activities in France accounted for $5.9 million in 1995, $34.0 million in 1994 and $2.6 million in 1993. These unconsolidated joint ventures generated combined pretax losses of $20.5 million in 1995, $35.7 million in 1994 and $30.8 million in 1993. The losses in 1995 and 1994 primarily consisted of selling, general, administrative and interest expenses from a single French multi-family residential project, as well as reserves taken in 1995 on a commercial development project. The loss in 1993 primarily resulted from selling, general, administrative and interest expenses incurred on a large project under construction prior to the recognition of related revenues. The Company's share of pretax losses from these joint ventures totaled $3.5 million in 1995, $3.7 million in 1994, and $6.3 million in 1993. These amounts have declined over the three year period due to the combined effect of changes in joint venture activity and the Company's proportionate share of related losses, as well as the amount and timing of management fees recognized.

MORTGAGE BANKING

INTEREST INCOME AND EXPENSE The Company's mortgage banking operations principally consist of providing financing to purchasers of homes sold by the Company's domestic housing operations through the origination of residential mortgages. The mortgage banking operations also realize revenues from the sale of such mortgages and related servicing rights to outside financial institutions. Prior to 1989, substantially all such mortgages were pledged for collateralized mortgage obligations. Accordingly, interest income is earned primarily from mortgage-backed securities held for long-term investment as collateral, while interest expense results mainly from the associated collateralized mortgage obligations.

         Interest income decreased to $15.6 million in 1995 from $17.0 million in 1994, and $24.2 million in 1993, while interest expense also declined to $14.8 million in 1995 from $17.2 million in 1994, and $25.1 million in 1993. These amounts decreased primarily due to the declining balances of outstanding mortgage-backed securities and related collateralized mortgage obligations, stemming from both regularly scheduled, monthly principal amortization and the prepayment of mortgage collateral. These balances, and the related interest income and expense, will continue to decline, as the Company's practice of participating in collateralized mortgage financings was discontinued in 1988 due to market conditions and tax law changes. Combined interest income and expense resulted in net interest income of $.8 million in 1995 and net interest expense of $.2 million in 1994 and $.9 million in 1993. These differences reflect variations in mortgage production mix; movements in short-term versus long-term interest rates; and the amount, timing and rates of return on interim reinvestments of monthly principal amortization and prepayments.

OTHER MORTGAGE BANKING REVENUES Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent, mortgage servicing fees, totaled $14.1 million in 1995, $11.7 million in 1994 and

$13.9 million in 1993. The increase in these revenues in 1995 reflected higher gains on the sales of mortgages and servicing rights due to a higher volume of mortgage originations -- resulting from higher housing unit volume in the United States -- and a more favorable mix of fixed to variable rate loans. In 1994, the decrease in other mortgage banking revenues primarily reflected lower gains on the sales of both servicing rights and mortgages.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses for mortgage banking operations amounted to $5.5 million in 1995 and 1994, and $5.4 million in 1993. Despite increased mortgage production volume in 1995, general and administrative expenses remained flat compared to 1994 levels due to the Company's successful cost containment efforts which extended to lending operations. General and administrative expenses increased in 1994 largely due to higher mortgage production levels, which rose in line with domestic unit deliveries, and the opening of new branches as part of the Company's domestic expansion.

INCOME TAXES

The Company's income tax expense totaled $16.4 million in 1995, $27.3 million in 1994 and $24.4 million in 1993. These amounts represented effective income tax rates of approximately 36.1% in 1995, 37.0% in 1994 and 37.9% in 1993. The effective tax rate declined over the two-year period as a result of greater utilization of affordable housing investment credits. Pretax income for financial reporting purposes and taxable income for income tax purposes historically have differed primarily due to the impact of state income taxes, foreign tax rate differences, intercompany dividends and the use of affordable housing credits.

         In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The impact of the adoption on the Company's financial position and results of operations was not significant.

LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. In 1995, operating, investing and financing activities used net cash of $11.4 million; in 1994, these activities used net cash of $20.3 million.

         Operating activities in 1995 used $52.9 million, while 1994 operating activities used $111.1 million. The Company's uses of cash in 1995 included a net investment of $80.3 million in inventories (excluding $36.1 million of inventories acquired through seller financing), an increase of $14.7 million in receivables and $18.8 million of other operating uses. The use of cash was partially offset by earnings of $29.1 million, various noncash items deducted from net income and a $26.7 million increase in accounts payable, accrued expenses and other liabilities. Consistent with its continued domestic expansion, inventories increased, primarily in the United States, where they rose 11.6% to $901.4 million at November 30, 1995 from $807.5 million at year-end 1994.

         In 1994, the use of operating cash included net investments of $137.6 million in inventories (excluding $27.1 million of inventories acquired through seller financing) and $26.3 million in payments to reduce accounts payable, accrued expenses and other liabilities. The use of cash was partially offset by earnings of $46.6 million and various noncash items deducted from net income. In 1994, inventories substantially increased, principally in the United States, rising to $807.5 million at November 30, 1994 from $633.0 million at year-end 1993, as the Company accelerated its domestic expansion, while sales rates slowed in the latter half of the year.

         Cash provided by investing activities totaled $10.0 million in 1995 and $37.5 million in 1994, primarily from $13.8 million and $49.7 million, respectively, in proceeds from mortgage-backed securities paid off during the year within the mortgage banking operations. These proceeds were used largely to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral.

         Financing activities in 1995 and 1994 resulted in a net cash inflow of $31.5 million and $53.3 million, respectively. In 1995, cash was provided by $64.3 million in net proceeds from borrowings. These cash inflows were partially offset by payments on collateralized mortgage obligations of $13.3 million, the funds for which were provided by receipts on mortgage-backed securities; and $19.6 million of cash dividend payments. The Company's debt-to-capital ratio increased to 60.6% in 1995 from 58.3% in 1994 reflecting additional financing required for the higher level of inventories resulting from domestic expansion.

         Financing activities in 1994 provided $211.0 million in net proceeds from borrowings, partially offset by the purchase of the Company's special common stock and warrants for $73.7 million; payments on collateralized mortgage obligations of $49.3 million, the funds for which were provided by receipts on mortgage-backed securities; and $19.6 million of cash dividend payments.

         In order to simplify its capital structure, the Company commenced a tender offer in 1993 to purchase all of the 5.1 million outstanding shares of its special common stock at a price of $19 per share. The offer expired on December 7, 1993 with 2.3 million shares tendered. In addition, on December 23, 1993, the Company purchased the remaining 2.4 million warrants to purchase shares of special common stock at a price equal to the tender offer price per share less the $6.96 per warrant exercise price. Subsequent to the expiration of the tender offer, the remaining 2.8 million outstanding shares of special common stock were exchanged by the Company at a ratio of .95 shares of common stock for each share of special common stock on various dates in 1994. There were no outstanding shares of special common stock at November 30, 1994. The purchase of special common stock and warrants was largely responsible for an increase in the Company's debt-to-capital ratio to 58.3% in 1994 from 41.4% in 1993.

         External sources of financing for the Company's construction activities include its domestic unsecured revolving credit facility, other domestic and foreign bank lines, third-party secured financings, and the public debt and equity markets. Substantial unused lines of credit remain available for the Company's future use, if required, and are centered mainly in its domestic unsecured revolving credit facility. Terms under this facility, as amended in November 1994, provide for a $500 million commitment with a $200 million sublimit for the Company's mortgage banking operations through December 31, 1997. As of November 30, 1995, there was $197.0 million available under the revolving credit facility for the Company's future use. In addition, under the Company's French unsecured financing agreements, $81.3 million was available in the aggregate at November 30, 1995. Depending upon available terms, the Company also finances certain land acquisitions with borrowings from land sellers and other third parties. At November 30, 1995, the Company had outstanding seller-financed notes payable of $43.7 million secured primarily by the underlying property which had a carrying value of $73.3 million.

         The Company uses capital resources primarily for land purchases, land development and housing construction. The Company typically manages its investments in land by purchasing property under options and other types of conditional contracts whenever possible, and similarly controls its investment in housing inventories by carefully managing the timing of the production process. The Company's inventories are geographically diverse and primarily located in desirable areas within targeted growth markets principally oriented toward entry-level purchasers. In 1995, the Company focused on continued expansion of its domestic operations outside of California, while becoming more selective with regard to investment in California where the economy remains weak.

         During 1995, the Company implemented stricter standards for assessing all proposed land purchases based in part upon discounted after tax cash flow internal rate of return requirements. In addition, all operating divisions are measured for the first time based upon overall return on investment. Among other things, this focus will likely result in reductions in new land purchases and inventory investment in California during 1996 as a step toward improving the Company's overall return on equity over time. Cash flow available from reduced California investment will be used to fund the Company's expansion into other western states as well as reduce overall leverage as measured by the ratio of debt to total capital.

         The principal sources of liquidity for the Company's mortgage banking operations are internally generated funds from the sales of mortgages and related servicing rights. Mortgages originated by the mortgage banking operations are generally sold in the secondary market within 60 days of origination. External sources of financing for these operations include a $200 million sublimit within the Company's $500 million revolving credit facility and a $120 million asset-backed commercial paper facility. The $200 million sublimit on the revolving credit facility is available to fund mortgage banking operations only to the extent that borrowings under the agreement for construction operations do not exceed $300 million.

         Debt service on the Company's collateralized mortgage obligations is funded by receipts from mortgage-backed securities. Such funds are expected to be adequate to meet future debt-payment schedules for the collateralized mortgage obligations and therefore these securities have virtually no impact on the capital resources and liquidity of the mortgage banking operations.

         The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations, and to meet other needs of its business, both on a short and long-term basis.

NEW ACCOUNTING PRONOUNCEMENT

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. This new pronouncement is effective for fiscal years beginning after December 15, 1995.

The Company plans to adopt the provisions of this pronouncement during 1996. The Company has not analyzed the impact of this pronouncement on the financial statements, although adoption may result in a non-cash charge to earnings which may have a material effect on the Company's financial position or results of operations.

OUTLOOK

The Company's domestic operating results in 1995 reflected its ongoing expansion outside of California and included the Company's first housing deliveries from new divisions based in Albuquerque, New Mexico and Salt Lake City, Utah. Operations outside of California have generally produced successful results as evidenced by rapidly growing contributions from the Company's five non-California housing divisions. These operations produced 24.9% of domestic deliveries in 1995, up sharply from 11.8% in 1994. The Company expects to further expand and re-position its domestic operations in 1996 through more selective investment in California, where the housing market remains soft, as well as continued investment in other western states where the Company has developed a recent track record of profitable growth. Overall, the Company believes domestic operating results will improve in 1996 as its newer divisions develop market positions and existing operations further penetrate their markets. Nonetheless, significant challenges remain within the domestic operating environment. These include a continuing weak housing market in California, where approximately two-thirds of the Company's 1995 deliveries were generated, and a lack of urgency among potential home buyers in many of the Company's markets.

         The Company is cautiously optimistic that economic conditions for housing in California will improve based on more favorable general economic and employment forecasts; however, in view of the last five years of adverse conditions, any California housing recovery will likely be slow to develop. In addition, the timing of any such improvements in California's new housing market remains uncertain. To better position itself domestically, particularly in California, the Company implemented a series of initiatives in 1995 designed to improve overall domestic profitability in 1996 and beyond. These initiatives, which were intended to improve gross margins and reduce overhead expenses, included a greater focus on maximizing rates of return in lieu of maximizing market share, more selective investment in land in California and greater emphasis on the sale of high-margin amenities. The Company also consolidated several divisions in California during 1995 and reduced staffing levels where appropriate. Other initiatives involved the continued simplification and standardization of home designs to lower construction costs, better regulation of quarterly production cycles and benchmarking of overhead costs. In general, the Company intends to maintain its rigorous pursuit of greater operating efficiencies, a leaner cost structure and an emphasis on return-on-investment concepts in assessing new investments. The initial results of these efforts were apparent in the Company's improving quarterly gross margins and expense ratios as the 1995 year progressed, trends which the Company believes will continue during 1996.

         The French housing market proved difficult in 1995 as the economy was plagued by recession and high unemployment during an economically disruptive election year, while home buyers deferred purchases through much of the year in anticipation of a key government support program to assist home buyers introduced in October 1995. Although the general uncertainty surrounding the direction of the French economy continued into early 1996, the installation of a new French government in mid-1995 followed by the implementation of the new government program could improve the Company's housing sales volumes and housing profitability in Paris during 1996. French commercial activities are likely to remain at or below 1995 levels as the market continues to absorb existing properties in a period of high vacancy rates. Notwithstanding the possibilities of a more favorable economic climate, generally weak market conditions may persist in France throughout 1996 and the Company remains cautious in its business outlook.

         In Mexico, where a start-up operation has yet to deliver its first homes, the Company continues to closely monitor the unsettled economic environment. The new home market in Mexico remains seriously hampered by the continuing decline in value of the peso and the economic recession this devaluation has created. These events have slowed an already complex regulatory process and heightened consumer concerns about new home purchases. In spite of these turbulent conditions, demand for housing in Mexico remains substantial and the Company has begun to generate a modest level of orders which it believes should result in 1996 deliveries. Nevertheless, the Company remains cautious regarding these operations and continues to reassess its level of activity in Mexico and the desirability of expanding its market presence there.

         The Company continues to benefit in all of its operations from the strength of its capital position, which has allowed it to finance expansion, re-engineer product lines and diversify into strong new home building markets. The Company's strong capital position has also helped enable it to maintain overall profitability during troubled economic times in California and France, where the lingering effects of severe recessions continue to inhibit demand for affordable new housing. The Company believes it is particularly well-positioned to capitalize on any sustained improvement in the economies of California and France and has established strategies to help maximize future performance even under continued challenging economic conditions.

         At November 30, 1995, the Company had outstanding sales contracts of 1,412 units in residential backlog, representing aggregate future revenues of approximately $243.8 million. Year-end 1995 backlog levels increased from the 1,016 units in residential backlog representing aggregate future revenues of $163.6 million at year-end 1994. Substantially all homes included in backlog are expected to be delivered during 1996. However, cancellations could occur, particularly if market conditions deteriorate or interest rates rise, thereby decreasing backlog and related future revenues.

         In the United States, the Company's residential backlog at November 30, 1995 totaled 1,172 units, up 41.7% from 827 units at year-end 1994. This increase was primarily attributable to domestic operations outside of California. In California, residential unit backlog was essentially flat at 626 units compared to 628 units a year earlier, while non-California backlog rose 174.4% to 546 units at November 30, 1995 from 199 units at November 30, 1994. Net orders for non-California U.S. operations increased to 503 units in the fourth quarter of 1995, from 248 units in the year-earlier quarter. Net orders in California decreased 10.2% during the same period. Since year end, net order rates have improved sharply in California, up 17.7% in the first two months of 1996 compared to the same period of 1995. Total domestic net orders for the first two months of 1996 increased 25.8% versus the same period of 1995.

         In France, the residential backlog at November 30, 1995 totaled 229 units, up 35.5% from 169 units at year-end 1994. Net orders in the fourth quarter of 1995 were comparable to the year-earlier period at 210 versus 215 units. For the year, however, net orders decreased 11.6% to 634 units from 717 units in 1994. In the first two months of 1996, net orders in France declined 35.2% compared to the same period a year ago. Given the decreased level of the Company's commercial development activities, the backlog associated with these operations declined to a value of approximately $10.8 million at November 30, 1995 from $31.1 million at year-end 1994.

         In light of higher year-end backlog levels, improved recent domestic order trends and the maturation of the Company's non-California domestic divisions, the Company currently anticipates higher overall delivery volumes for full year 1996 when compared to full year 1995. Assuming stable or improving business conditions, interest rates and consumer confidence in its major markets, the Company believes an anticipated increase in delivery volumes coupled with the ongoing benefits of its strategic profitability and cost control initiatives will result in improved operating income and earnings per share in 1996 compared to 1995.

POTENTIAL ACQUISITION

On January 22, 1996, the Company entered into a definitive agreement to acquire San Antonio, Texas-based Rayco, Ltd. and certain affiliates for approximately $110 million, comprised of $80 million cash and the assumption of $30 million of debt. Rayco, Ltd., San Antonio's largest single-family homebuilder, currently commands approximately a 45% market share. For the year ended December 31, 1995, Rayco, Ltd. delivered 2,585 homes, generating revenues of approximately $235 million. Although the transaction remains subject to certain conditions, completion of this acquisition is expected to occur on March 1, 1996. If the acquisition is consummated as anticipated, the results of Rayco Ltd.'s operations will be included in the Company's consolidated financial statements from the date of acquisition, with the Company expecting the transaction to be accretive to earnings per share beginning in the second quarter.
         The acquisition of Rayco, Ltd. represents a major stride forward in the Company's expansion strategy -- Texas would be the Company's sixth non-California U.S. market. San Antonio is the ninth largest city in the United States and has ranked among the top ten cities in the nation in both job creation and economic growth for the past several years.

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

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Years ended November 30,
-------------------------------------------------------------------------------------------------------------------
In thousands, except per share amounts                                         1995             1994           1993
===================================================================================================================
TOTAL REVENUES                                                           $1,396,526       $1,336,271     $1,237,854
                                                                         ==========================================

CONSTRUCTION:
     Revenues                                                            $1,366,866       $1,307,570     $1,199,776
     Construction and land costs                                         (1,119,405)      (1,048,323)      (970,595)
     Selling, general and administrative expenses                          (181,930)        (170,924)      (142,572)
                                                                         ------------------------------------------
        Operating income                                                     65,531           88,323         86,609
     Interest income                                                          2,140            2,026          3,477
     Interest expense, net of amounts capitalized                           (27,501)         (17,849)       (16,840)
     Minority interests in pretax income of consolidated
        joint ventures                                                         (584)            (917)       (10,156)
     Equity in pretax loss of unconsolidated joint ventures                  (3,475)          (3,736)        (6,303)
                                                                         ------------------------------------------
     Construction pretax income                                              36,111           67,847         56,787
                                                                         ------------------------------------------
MORTGAGE BANKING:
     Revenues:
        Interest income                                                      15,555           16,978         24,188
        Other                                                                14,105           11,723         13,890
                                                                         ------------------------------------------
                                                                             29,660           28,701         38,078

     Expenses:
        Interest                                                            (14,821)         (17,151)       (25,147)
        General and administrative                                           (5,491)          (5,547)        (5,397)
                                                                         ------------------------------------------
     Mortgage banking pretax income                                           9,348            6,003          7,534
                                                                         ------------------------------------------
Total pretax income                                                          45,459           73,850         64,321
Income taxes                                                                (16,400)         (27,300)       (24,400)
                                                                         ------------------------------------------
NET INCOME                                                               $   29,059       $   46,550     $   39,921
                                                                         ==========================================
EARNINGS PER SHARE                                                       $      .73       $     1.16     $      .96
===================================================================================================================

See accompanying notes.

                          CONSOLIDATED BALANCE SHEETS


                                                                                            November 30,
-----------------------------------------------------------------------------------------------------------------
In thousands, except shares                                                            1995                  1994
=================================================================================================================
ASSETS

CONSTRUCTION:
     Cash and cash equivalents                                                      $24,793               $49,497
     Trade and other receivables                                                    111,620               114,921
     Inventories                                                                  1,059,179               942,713
     Investments in unconsolidated joint ventures                                    21,154                25,314
     Other assets                                                                    52,462                34,691
                                                                                 --------------------------------
                                                                                  1,269,208             1,167,136
                                                                                 --------------------------------

MORTGAGE BANKING:
     Cash and cash equivalents                                                       18,589                 5,311
     Receivables
         First mortgages and mortgage-backed securities                              97,672               110,223
         First mortgages held under commitment of sale and other receivables        181,764               164,365
     Other assets                                                                     6,946                 7,425
                                                                                 --------------------------------
                                                                                    304,971               287,324
                                                                                 --------------------------------
TOTAL ASSETS                                                                     $1,574,179            $1,454,460
                                                                                 ================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
     Accounts payable                                                              $156,097              $146,179
     Accrued expenses and other liabilities                                          90,237                72,845
     Mortgages and notes payable                                                    639,575               565,020
                                                                                 --------------------------------
                                                                                    885,909               784,044
                                                                                 --------------------------------

MORTGAGE BANKING:
     Accounts payable and accrued expenses                                            9,661                10,293
     Notes payable                                                                  151,000               125,000
     Collateralized mortgage obligations secured by
         mortgage-backed securities                                                  84,764                96,731
                                                                                 --------------------------------
                                                                                    245,425               232,024
                                                                                 --------------------------------
Deferred income taxes                                                                24,448                31,373
                                                                                 --------------------------------
Minority interests in consolidated joint ventures                                     2,919                 2,272
                                                                                 --------------------------------

STOCKHOLDERS' EQUITY:
     Preferred stock--$1.00 par value; authorized, 10,000,000 shares:
         Series A participating cumulative preferred stock; none outstanding
         Series B convertible preferred stock; 1,300,000 shares outstanding           1,300                 1,300
     Common stock--$1.00 par value; authorized, 100,000,000 shares;
         32,346,736 and 32,378,217 shares outstanding at November 30, 1995
         and 1994, respectively                                                      32,347                32,378
     Paid-in capital                                                                188,839               188,970
     Retained earnings                                                              190,749               181,282
     Cumulative foreign currency translation adjustments                              2,243                   817
                                                                                 --------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                                     415,478               404,747
                                                                                 --------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $1,574,179            $1,454,460
=================================================================================================================

See accompanying notes.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Years ended November 30, 1995, 1994 and 1993
                                      ---------------------------------------------------------------------------------------------
                                         Series B
                                      Convertible                 Special                                 Foreign             Total
                                        Preferred      Common      Common     Paid-in     Retained       Currency     Stockholders'
In thousands                                Stock       Stock       Stock     Capital     Earnings    Translation            Equity
===================================================================================================================================
Balance at November 30, 1992                          $29,488      $5,123    $150,536      $129,761        $3,525         $318,433
Net income                                                                                   39,921                         39,921
Dividends on Series B
   convertible preferred stock                                                               (4,940)                        (4,940)
Dividends on common and
   special common stock                                                                     (10,404)                       (10,404)
Issuance of Series B convertible
    preferred stock                       $1,300                              107,870                                      109,170
Exercise of employee stock options                        223                   1,669                                        1,892
Cancellation of restricted stock                         (110)                 (1,305)                                      (1,415)
Foreign currency translation
   adjustments                                                                                             (8,317)          (8,317)
                                          -----------------------------------------------------------------------------------------
Balance at November 30, 1993               1,300       29,601       5,123     258,770       154,338        (4,792)         444,340
                                          -----------------------------------------------------------------------------------------

Net income                                                                                   46,550                         46,550
Dividends on Series B convertible
   preferred stock                                                                           (9,880)                        (9,880)
Dividends on common and special
   common stock                                                                              (9,726)                        (9,726)
Exercise of employee stock options                        125                   1,406                                        1,531
Purchase of special common stock
   and warrants                                                   (2,332)     (71,345)                                     (73,677)
Exchange of special common
   stock for common stock                               2,652     (2,791)         139
Foreign currency translation
   adjustments                                                                                              5,609            5,609
                                          -----------------------------------------------------------------------------------------
Balance at November 30, 1994               1,300       32,378                 188,970       181,282           817          404,747
                                          -----------------------------------------------------------------------------------------

Net income                                                                                   29,059                         29,059
Dividends on Series B convertible
   preferred stock                                                                           (9,880)                        (9,880)
Dividends on common stock                                                                    (9,712)                        (9,712)
Exercise of employee stock options                         17                     103                                          120
Cancellation of restricted stock                          (48)                   (234)                                        (282)
Foreign currency translation
   adjustments                                                                                              1,426            1,426
                                          -----------------------------------------------------------------------------------------
Balance at November 30, 1995              $1,300      $32,347      $         $188,839      $190,749        $2,243         $415,478
===================================================================================================================================

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Years ended November 30,
-------------------------------------------------------------------------------------------------------------------------------
In thousands                                                                                1995            1994           1993
===============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $29,059         $46,550        $39,921
     Adjustments to reconcile net income to net cash provided (used)
         by operating activities:
             Equity in pretax loss of unconsolidated joint ventures                        3,475           3,736          6,303
             Minority interests in pretax income of consolidated joint ventures              584             917         10,156
             Amortization of discounts and issuance costs                                  1,765           2,276          9,680
             Depreciation and amortization                                                 6,274           3,408          2,617
             Provision for deferred income taxes                                          (6,925)          4,498        (42,057)
             Change in:
                 Receivables                                                             (14,664)        (13,836)        63,874
                 Inventories                                                             (80,317)       (137,594)       (44,151)
                 Accounts payable, accrued expenses and other liabilities                 26,680         (26,314)        15,684
                 Other, net                                                              (18,801)          5,279         (5,099)
                                                                                         --------------------------------------
Net cash provided (used) by operating activities                                         (52,870)       (111,080)        56,928
                                                                                         --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in unconsolidated joint ventures                                            685          (5,329)       (1,233)
     Net originations of mortgages held for long-term investment                            (253)           (442)       (1,538)
     Payments received on first mortgages and mortgage-backed securities                  13,786          49,687        84,015
     Other, net                                                                           (4,252)         (6,447)       (2,499)
                                                                                         -------------------------------------
Net cash provided by investing activities                                                  9,966          37,469        78,745
                                                                                         -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from (payments on) credit agreements and other
         short-term borrowings                                                            92,358         215,476       (51,114)
     Proceeds from issuance of senior subordinated notes                                                               173,603
     Payments on collateralized mortgage obligations                                     (13,296)        (49,259)      (81,363)
     Payments on mortgages, land contracts and other loans                               (28,055)         (4,460)      (81,429)
     Redemption of convertible subordinated notes                                                                     (168,760)
     Payments from (to) minority interests in consolidated joint ventures                     63         (15,177)      (11,254)
     Proceeds from issuance of Series B convertible preferred stock                                                    109,170
     Purchase of special common stock and warrants                                                       (73,677)
     Payments of cash dividends                                                          (19,592)        (19,606)      (15,344)
                                                                                         -------------------------------------
Net cash provided (used) for financing activities                                         31,478          53,297      (126,491)
                                                                                         -------------------------------------
Net increase (decrease) in cash and cash equivalents                                     (11,426)        (20,314)        9,182
Cash and cash equivalents at beginning of year                                            54,808          75,122        65,940
                                                                                         -------------------------------------
Cash and cash equivalents at end of year                                                 $43,382         $54,808       $75,122
                                                                                         =====================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid, net of amounts capitalized                                           $42,032         $36,034       $39,319
     Income taxes paid                                                                    17,275          45,270        23,230
                                                                                         =====================================
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
     Cost of inventories acquired through seller financing                               $36,149         $27,054        $8,900
==============================================================================================================================

See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS Kaufman and Broad Home Corporation (the Company) is a regional builder of single-family homes with domestic operations throughout the western United States, and international operations in France, Canada and Mexico. In France, the Company is also a developer of commercial and high-density residential projects. Through its mortgage banking subsidiary, Kaufman and Broad Mortgage Company, the Company provides mortgage banking services to its domestic home buyers.

BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and all significant majority-owned or controlled subsidiaries and joint ventures. All significant intercompany transactions have been eliminated. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for using the equity method.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid debt instruments and other short-term investments purchased with a maturity of three months or less to be cash equivalents.

CONSTRUCTION OPERATIONS Inventories are stated at the lower of cost or estimated net realizable value for each parcel or subdivision. Estimated net realizable value is based upon the net sales proceeds anticipated in the normal course of business, less estimated costs to complete or improve the property to the condition used in determining the estimated selling price.

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

MORTGAGE BANKING OPERATIONS Principal and interest payments received on mortgage-backed securities are invested in short-term securities maturing on the next debt service date of the collateralized mortgage obligations for which the securities are held as collateral. Such payments are restricted to the payment of the debt service on the collateralized mortgage obligations.

         First mortgages and mortgage-backed securities consist of securities held for long-term investment and are valued at amortized cost. First mortgages held under commitment of sale are valued at the lower of aggregate cost or market. Market is principally based on public market quotations or outstanding commitments obtained from investors to purchase first mortgages receivable.

INCOME TAXES In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The impact of the adoption on the Company's financial position and results of operations was not significant.

         Income taxes are provided for at rates applicable in the countries in which the income is earned. Provision is made currently for United States federal income taxes on earnings of foreign subsidiaries which are not expected to be reinvested indefinitely.

EARNINGS PER SHARE The computation of earnings per share is based on the weighted average number of common shares, special common shares, equivalent Series B Convertible Preferred Shares and common share equivalents outstanding during each year. The Series B Convertible Preferred Shares are considered common stock due to their mandatory conversion into common stock, and the related dividends are not deducted from net income for purposes of calculating earnings per share. Common share equivalents include dilutive stock options and warrants using the treasury stock method. Earnings per share were based on the weighted average number of common shares, special common shares, equivalent Series B Convertible Preferred Shares and common share equivalents outstanding of 39,757,000 in 1995, 40,026,000 in 1994 and 41,547,000 in 1993.

         If, for purposes of calculating earnings per share, the Series B Convertible Preferred Shares were excluded from the weighted average shares outstanding and the related dividends deducted from net income, the computation would have resulted in earnings per share of $.58 in 1995, $1.09 in 1994 and $.93 in 1993.

RECENT ACCOUNTING PRONOUNCEMENTS In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The provisions of this statement are effective for fiscal years beginning after December 15, 1995. The Company has not assessed the impact on the financial statements. However, the future adoption of this statement may have a material effect on the Company's financial position or results of operations.

RECLASSSIFICATIONS Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 1995 presentation.

NOTE 2. RECEIVABLES

CONSTRUCTION Trade receivables amounted to $48,699,000 and $43,057,000 at November 30, 1995 and 1994, respectively. Included in these amounts are unbilled receivables due from investors on French apartment, condominium and commercial building sales accounted for using the percentage of completion method, totaling $8,478,000 at November 30, 1995 and $14,267,000 at November 30, 1994. The investors are contractually obligated to remit payments against their unbilled balances. Other receivables of $62,921,000 at November 30, 1995 and $71,864,000 at November 30, 1994 included mortgages receivable, escrow deposits and amounts due from municipalities and utility companies.

         At November 30, 1995 and 1994, receivables were net of allowances for doubtful accounts of $3,034,000 and $3,269,000, respectively.

MORTGAGE BANKING First mortgages and mortgage-backed securities consisted of loans of $7,187,000 at November 30, 1995 and $6,934,000 at November 30, 1994
and mortgage-backed securities of $90,485,000 and $103,289,000 at November 30, 1995 and 1994, respectively. The mortgage-backed securities serve as collateral for related collateralized mortgage obligations. The property covered by the mortgages underlying the mortgage-backed securities are single-family residences. Issuers of the mortgage-backed securities are the Government National Mortgage Association and Federal National Mortgage Association. The first mortgages and mortgage-backed securities bore interest at an average rate of 8-3/5% and 8-7/8% at November 30, 1995 and 1994, respectively (with rates ranging from 7% to 13% for both years).

         Mortgages were net of discounts of $4,353,000 at November 30, 1995 and $6,243,000 at November 30, 1994. These discounts, which primarily represent loan origination discount points and acquisition price discounts, are deferred as an adjustment to the carrying value of the related first mortgages and mortgage-backed securities and amortized into interest income using the interest method.

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" effective December 1, 1994. In accordance with this pronouncement, the Company's mortgage-backed securities held for long-term investment have been classified as held-to-maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. There was no impact on the Company's financial position or results of operations from the adoption of this pronouncement. The total gross unrealized gains and gross unrealized losses on the mortgage-backed securities were $6,175,000 and $0, respectively at November 30, 1995.

NOTE 3. INVENTORIES

Inventories consist of the following:

                                                                                  November 30,
-----------------------------------------------------------------------------------------------------
In thousands                                                                1995                 1994
=====================================================================================================
Homes, lots and improvements in production                            $  803,926             $712,563
Land under development                                                   255,253              230,150
                                                                      -------------------------------
Total inventories                                                     $1,059,179             $942,713
=====================================================================================================

         Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred.

         The impact of capitalizing interest costs on consolidated pretax income is as follows:

                                                                                       Years ended November 30,
------------------------------------------------------------------------------------------------------------------------
In thousands                                                                  1995                 1994             1993
========================================================================================================================
Interest incurred                                                          $64,629              $45,410          $41,272
Interest expensed                                                          (27,501)             (17,849)         (16,840)
                                                                           ---------------------------------------------
Interest capitalized                                                        37,128               27,561           24,432
Interest amortized                                                         (18,508)             (16,156)         (17,617)
                                                                           ---------------------------------------------
Net impact on consolidated pretax income                                   $18,620              $11,405          $ 6,815
========================================================================================================================

NOTE 4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company participates in a number of joint ventures in which it has less than a controlling interest. These joint ventures are based primarily in France and Canada and are engaged in the development, construction and sale of residential properties and commercial projects. Combined condensed financial information concerning the Company's unconsolidated joint venture activities follows:

                                                                                  November 30,
-----------------------------------------------------------------------------------------------------
In thousands                                                                1995                 1994
=====================================================================================================
Cash                                                                    $  2,426             $  5,530
Receivables                                                                9,407               16,987
Inventories                                                              874,624              856,239
Other assets                                                               5,854                5,955
                                                                        -----------------------------
  Total assets                                                          $892,311             $884,711
                                                                        =============================
Mortgages and notes payable                                             $630,006             $631,353
Other liabilities                                                         98,539              142,619
Equity of:
  The Company                                                             21,154               25,314
  Others                                                                 142,612               85,425
                                                                        -----------------------------
  Total liabilities and equity                                          $892,311             $884,711
=====================================================================================================

         The joint ventures finance land and inventory investments primarily through a variety of borrowing arrangements. The Company typically does not guarantee these financing arrangements.


                                                                                       Years ended November 30,
-------------------------------------------------------------------------------------------------------------------------
In thousands                                                                   1995                 1994             1993
=========================================================================================================================
Revenues                                                                   $ 33,917             $ 82,734         $  6,404
Cost of sales                                                               (49,289)            (102,981)         (16,160)
Other expenses, net                                                          (5,108)             (15,434)         (20,992)
                                                                           ----------------------------------------------
  Total pretax loss                                                        $(20,480)            $(35,681)        $(30,748)
                                                                           ==============================================
The Company's share of pretax loss                                         $ (3,475)            $ (3,736)        $ (6,303)
=========================================================================================================================


         The Company's share of pretax loss includes management fees earned from the unconsolidated joint ventures.


NOTE 5. MORTGAGES AND NOTES PAYABLE

CONSTRUCTION Mortgages and notes payable consist of the following (interest rates are as of November 30):

                                                                                  November 30,
-----------------------------------------------------------------------------------------------------
In thousands                                                                1995                 1994
=====================================================================================================
Unsecured domestic borrowings with banks under a revolving
     credit agreement (7% to 7-1/10% in 1995 and 6-4/5% in 1994)        $250,000             $100,000
Other unsecured domestic borrowings with banks due within
     one year (6-3/5% to 6-7/8% in 1995 and 6-1/8% to
     6-5/8% in 1994)                                                      13,000              110,100
Unsecured French borrowings (6-3/8% to 7-1/5% in 1995
     and 6% to 7% in 1994)                                                59,011               45,553
Mortgages and land contracts due to land sellers
     and other loans (6-3/5% to 59-2/5% in 1995 and
     6% to 26-3/10% in 1994)                                              43,715               35,621
Senior notes due 1999 at 10-3/8%                                         100,000              100,000
Senior subordinated notes due 2003 at 9-3/8%                             173,849              173,746
                                                                        -----------------------------
     Total mortgages and notes payable                                  $639,575             $565,020
=====================================================================================================

         Terms under the domestic unsecured revolving credit agreement with various banks dated December 24, 1992 and scheduled to expire in 1995 provided for a $350,000,000 commitment. On November 21, 1994, the agreement was amended, increasing the revolving credit facility to $500,000,000 with a $200,000,000 sublimit for the Company's mortgage banking operations. This facility has a three-year term expiring on December 31, 1997. As of November 30, 1995, the entire amount of the revolving credit facility was committed and $197,000,000 was available for the Company's future use. The agreement provides for interest on borrowings at either the applicable bank reference rate or the London Interbank Offered Rate plus an applicable spread and an annual commitment fee based on the unused portion of the commitment.

         Under the terms of the revolving credit agreement, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories, indebtedness, dividend payments and repurchases of stock. Under the conditions of the agreement, retained earnings of $71,554,000 were available for payment of cash dividends or stock repurchases at November 30, 1995.

         The Company's French subsidiaries have lines of credit with various banks which totaled $140,339,000 at November 30, 1995 and have various committed expiration dates through December 1996. These lines of credit provide for interest on borrowings at either the French Federal Funds Rate or the Paris Interbank Offered Rate plus an applicable spread.

         The weighted average interest rate on aggregate unsecured borrowings, excluding the senior and senior subordinated notes, was 6-9/10% and 6-1/2% at November 30, 1995 and 1994, respectively.

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

         Principal payments on senior and senior subordinated notes, mortgages, land contracts and other loans are due as follows: 1996, $33,025,000; 1997, $1,761,000; 1998, $1,067,000; 1999, $100,068,000; 2000, $158,000; and
thereafter, $181,485,000.

         Assets (primarily inventories) having a carrying value of approximately $73,338,000 are pledged to collateralize mortgages, land contracts and other secured loans.

MORTGAGE BANKING Notes payable include the following (interest rates are as of November 30):

                                                                                  November 30,
                                                                        -----------------------------
In thousands                                                                1995                 1994
-----------------------------------------------------------------------------------------------------
Notes payable secured by trust deed notes (7-1/8% in 1995
  and 6-4/5% in 1994)                                                    $40,000              $21,000
Advances under asset-backed commercial paper
  facility (5-9/10% in 1995 and 5-3/4% in 1994)                          111,000              104,000
                                                                        -----------------------------
  Total notes payable                                                   $151,000             $125,000
=====================================================================================================

         First mortgages receivable have historically been financed through a $230,000,000 collateralized revolving warehouse credit facility and a $120,000,000 asset-backed commercial paper facility (the Commercial Paper Facility). On November 21, 1994, the collateralized revolving warehouse credit facility was replaced with the amended revolving credit agreement which contains a $200,000,000 sublimit (the Revolving Warehouse Facility) for financing the mortgage banking operations. This Revolving Warehouse Facility provides for interest on borrowings at either the applicable bank reference rate or the Federal Funds rate plus an applicable spread and an annual commitment fee based on the unused portion of the commitment.

         The Commercial Paper Facility expires on September 15, 1997 and provides for an annual commitment fee based on the unused portion of the commitment. Interest rates charged under the Commercial Paper Facility reflect those available in commercial paper markets plus an applicable spread on amounts borrowed.

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

         Collateralized mortgage obligations represent bonds issued to third parties which are collateralized by mortgage-backed securities with substantially the same terms. At November 30, 1995, the collateralized mortgage obligations bore interest at rates ranging from 8% to 12-1/4% with stated principal maturities ranging from 3 to 30 years. Actual maturities are dependent on the rate at which the underlying mortgage-backed securities are repaid. No collateralized mortgage obligations have been issued since 1988.


NOTE 6. FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires companies to disclose the estimated fair value of their financial instruments. The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. However, judgement is necessarily required in interpreting market data to develop the estimates of fair value. In that regard, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         The carrying values and fair values of the Company's financial instruments, except for those financial instruments for which the carrying values approximate fair values, are summarized as follows:

                                                                                              November 30,
                                                                   --------------------------------------------------------------
                                                                              1995                                1994
---------------------------------------------------------------------------------------------------------------------------------
                                                                   Carrying              Fair           Carrying             Fair
In thousands                                                          Value             Value              Value            Value
=================================================================================================================================
Construction:
Financial liabilities
 10-3/8% Senior notes                                              $100,000          $101,875           $100,000         $ 99,000
  9-3/8% Senior subordinated notes                                  173,849           171,063            173,746          155,094
Mortgage banking:
Financial assets
  Mortgage-backed securities                                         90,485            96,660            103,289          104,149
Financial liabilities
  Collateralized mortgage obligations
    secured by mortgage-backed securities                            84,764            97,597             96,731           97,395
=================================================================================================================================

         The Company used the following methods and assumptions in estimating fair values:

         Cash and cash equivalents; borrowings under the domestic revolving credit facility, French lines of credit and Commercial Paper Facility; first mortgages and first mortgages held under commitment of sale and other receivables: The carrying amounts reported approximate fair values.

         Senior notes and senior subordinated notes: The fair values of the Company's senior notes and senior subordinated notes are estimated based on quoted market prices.

         Mortgage-backed securities and collateralized mortgage obligations secured by mortgage-backed securities: The fair values of these financial instruments were based on quoted market prices for the same or similar issues.


NOTE 7. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies include the usual obligations of housing producers for the completion of contracts and those incurred in the ordinary course of business. The Company is also involved in litigation incidental to its business, the disposition of which should have no material effect on the Company's financial position or results of operations.


NOTE 8. STOCKHOLDERS' EQUITY

PREFERRED STOCK On January 11, 1989, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of a new Series A Participating Cumulative Preferred Stock at a price of $30.00, subject to certain antidilution provisions. The rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person or group has acquired 20% or more of the aggregate votes entitled from all shares of common stock and special common stock or (ii) 10 days following the commencement of a tender offer for 20% or more of the aggregate votes entitled from all shares of common stock and special common stock. In the event the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power is sold, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercisable price of the right. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.01 per right. Unless previously redeemed, the rights will expire on March 7, 1999. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends.

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

SPECIAL COMMON STOCK In connection with its restructuring in 1989, the Company issued warrants (the Warrants) to certain subsidiaries of SunAmerica Inc., the Company's former parent. The Warrants give the holder the right to purchase, at any time prior to March 1, 1999, up to 7,500,000 shares of special common stock at an exercise price of $6.96 per share. The rights of the special common stock are generally identical to the rights of the common stock except that the holder of special common stock is entitled to one-tenth of a vote per share on all matters to be voted on by stockholders.

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


NOTE 9. EMPLOYEE BENEFIT AND STOCK PLANS

Benefits are provided to most employees under the Company's 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $1,795,000 in 1995, $1,734,000 in 1994 and $1,135,000 in 1993.

         The Kaufman and Broad Home Corporation 1988 Employee Stock Plan (the 1988 Plan) provides that stock options, associated limited stock appreciation rights, restricted shares of common stock and stock units may be awarded to eligible individuals for periods of up to 15 years. The 1988 Plan replaced all existing employee stock plans.

         Stock option transactions are summarized as follows:

                                                                        Years ended November 30,
                                                         -----------------------------------------------
                                                                 1995            1994               1993
========================================================================================================
Options outstanding at beginning of year                    2,044,718       2,191,268          2,154,568
 Granted                                                      512,000          52,000            331,000
 Exercised                                                    (17,000)       (125,000)          (223,000)
 Cancelled                                                   (133,000)        (73,550)           (71,300)
                                                         -----------------------------------------------
Options outstanding at end of year                          2,406,718       2,044,718          2,191,268
                                                         ===============================================
Options exercisable at end of year                          1,646,768       1,614,068          1,604,418

Options available for grant at end of year                  1,268,581         954,100          1,443,600

Price range of options exercised                         $3.50-$12.38    $3.50-$16.13       $3.50-$16.13

Price range of options outstanding                       $3.50-$22.94    $3.50-$22.94       $3.50-$19.06
========================================================================================================

         The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax benefit, if any, is recorded as additional paid-in capital.

         In 1991, the Board of Directors approved the issuance of restricted stock awards under the 1988 Plan of up to an aggregate 600,000 shares of common stock to certain officers and key employees. Restrictions lapse each year through May 10, 2005 on specified portions of the shares awarded to each participant so long as the participant has remained in the continuous employ of the Company. Restricted stock awards issued in 1991 totaled 575,000 shares with 48,000 and 110,000 of these shares being cancelled in 1995 and 1993, respectively.

NOTE 10. INCOME TAXES

The components of pretax income are as follows:

                                                               Years ended November 30,
-----------------------------------------------------------------------------------------------
In thousands                                               1995            1994            1993
===============================================================================================
Domestic                                                $45,393         $72,352         $72,295
Foreign                                                      66           1,498          (7,974)
                                                        ---------------------------------------
  Total pretax income                                   $45,459         $73,850         $64,321
===============================================================================================

         The components of the provisions for income taxes are as follows:

In thousands                                        Total       Federal       State        Foreign
==================================================================================================
1995
Currently payable                                 $22,569       $16,700      $2,634        $ 3,235
Deferred                                           (6,169)       (3,729)                    (2,440)
                                                  ------------------------------------------------
  Total income tax expense                        $16,400       $12,971      $2,634           $795
                                                  ================================================
1994
Currently payable                                 $30,835       $24,931      $5,000           $904
Deferred                                           (3,535)       (3,603)                        68
                                                  ------------------------------------------------
  Total income tax expense                        $27,300       $21,328      $5,000           $972
                                                  ================================================
1993
Currently payable                                 $45,078       $22,789      $4,084        $18,205
Deferred                                          (20,678)          171                    (20,849)
                                                  ------------------------------------------------
  Total income tax expense                        $24,400       $22,960      $4,084        $(2,644)
==================================================================================================

         Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                            November 30,
                                                                                 ------------------------------
In thousands                                                                         1995                  1994
===============================================================================================================
Deferred tax liabilities:
     Installment sales                                                            $ 4,840               $ 2,678
     Bad debt and other reserves                                                    1,758                 4,046
     Depreciation and amortization                                                  5,465                 6,273
     Capitalized expenses                                                          23,479                22,460
     Partnerships and joint ventures                                                4,511                 4,041
     Computer equipment leases                                                      6,573                10,040
     Repatriation of foreign subsidiaries                                          25,961                30,638
     Other                                                                          3,579                 4,643
                                                                                  -----------------------------
       Total deferred tax liabilities                                              76,166                84,819
                                                                                  -----------------------------
Deferred tax assets:
     Warranty, legal and other accruals                                             9,194                 6,772
     Depreciation and amortization                                                  1,281                   475
     Capitalized expenses                                                           8,383                 6,723
     Affordable housing credits                                                     2,111                 2,111
     Foreign tax credits                                                           38,339                43,345
     Net operating losses                                                             943                   596
     Other                                                                          4,243                 6,626
     Valuation allowance                                                          (12,776)              (13,202)
                                                                                  -----------------------------
       Total deferred tax assets                                                   51,718                53,446
                                                                                  -----------------------------
         Net deferred tax liabilities                                             $24,448               $31,373
===============================================================================================================

         Net operating loss carryforwards expire in 1999 and 2000. The Company expects that the entire deferred tax benefit of the tax loss carryforwards will be recognized in future periods.

         Income taxes computed at the statutory United States federal income tax rate and income tax expense provided in the financial statements differ as follows:

                                                                                Years ended November 30,
                                                                       -------------------------------------
In thousands                                                              1995            1994          1993
============================================================================================================
Amount computed at statutory rate                                      $15,911         $25,848       $22,461
Increase (decrease) resulting from:
  California franchise taxes, net of
    federal income tax benefit                                           1,712           3,250         2,658
  Differences in foreign tax rates                                       2,042             550           430
  Intercompany dividends                                                                   391           139
  Affordable housing credits                                            (2,387)         (1,179)       (1,005)
  Other, net                                                              (878)         (1,560)         (283)
                                                                       -------------------------------------
    Total income tax expense                                           $16,400         $27,300       $24,400
============================================================================================================

         The Company has commitments to invest $5,732,000 over three years in affordable housing partnerships which are scheduled to provide tax credits.

         The Company had foreign tax credit carryforwards at November 30, 1995 of $5,421,000 for United States federal income tax purposes which expire in 1996 through 2000.

         The undistributed earnings of foreign subsidiaries, which the Company plans to invest indefinitely and for which no United States federal income taxes have been provided, totaled $42,030,000 at November 30, 1995. If these earnings were currently distributed, the resulting withholding taxes payable would be $3,024,000.


NOTE 11. GEOGRAPHICAL AND SEGMENT INFORMATION

Geographical and segment information follows:


                                                         Operating             Identifiable
In thousands                                              Revenues                   Income               Assets
================================================================================================================
1995
Construction:
California                                              $  971,132                  $51,428           $  852,753
Other United States                                        246,958                   12,308              139,875
France                                                     138,616                    4,700              235,031
Other                                                       10,160                   (2,905)              41,549
                                                        --------------------------------------------------------
Total construction                                       1,366,866                   65,531            1,269,208
Mortgage banking                                            29,660                    9,348              304,971
                                                        --------------------------------------------------------
  Total                                                 $1,396,526                  $74,879           $1,574,179
                                                        ========================================================
1994
Construction:
California                                              $1,048,050                  $81,149           $  836,783
Other United States                                        101,129                    4,145               69,448
France                                                     143,422                    5,019              210,686
Other                                                       14,969                  (1,990)               50,219
                                                        --------------------------------------------------------
Total construction                                       1,307,570                   88,323            1,167,136
Mortgage banking                                            28,701                    6,003              287,324
                                                        --------------------------------------------------------
  Total                                                 $1,336,271                  $94,326           $1,454,460
                                                        ========================================================
1993
Construction:
California                                              $  938,561                  $78,323           $  714,358
Other United States                                         22,623                      627               22,529
France                                                     219,802                    8,082              210,328
Other                                                       18,790                    (423)               36,227
                                                        --------------------------------------------------------
Total construction                                       1,199,776                   86,609              983,442
Mortgage banking                                            38,078                    7,534              355,936
                                                        --------------------------------------------------------
  Total                                                 $1,237,854                  $94,143           $1,339,378
================================================================================================================

         A director of the Company served between 1981 and 1993 as chairman and chief executive officer of a French bank, which in 1989 formed a joint venture controlled by the Company. The joint venture acquired and subsequently sold, to a group of international investors, a commercial building in Paris, France, under a five-year redevelopment agreement, with the bank financing the acquisition and redevelopment of the property. The project, completed in 1993, generated commercial revenues of $63,141,000 in 1993, representing 5% of total revenues.


NOTE 12. QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended November 30, 1995 and 1994 follow:

In thousands, except per
share amounts                                                     First       Second          Third         Fourth
==================================================================================================================
1995
Revenues                                                       $229,832     $315,493       $372,314       $478,887
Operating income                                                  5,922       13,102         19,269         36,586
Pretax income                                                       685        6,091         10,863         27,820
Net income                                                          435        3,841          6,863         17,920
Earnings per share                                                  .01          .10            .17            .45
                                                               ===================================================
1994
Revenues                                                       $256,879     $326,021       $348,850       $404,521
Operating income                                                 17,819       23,005         22,954         30,548
Pretax income                                                    14,054       17,847         17,084         24,865
Net income                                                        8,854       11,247         10,784         15,665
Earnings per share                                                  .22          .28            .27            .39
==================================================================================================================


NOTE 13. SUBSEQUENT EVENT

On January 22, 1996, the Company entered into a definitive agreement to acquire Rayco, Ltd. and certain affiliates for approximately $110,000,000, comprised of $80,000,000 in cash and the assumption of $30,000,000 in debt. Rayco, Ltd., a regional builder of single-family homes in San Antonio, Texas, delivered 2,585 homes, generating revenues of approximately $235,000,000 for the year ended December 31, 1995. Although the transaction remains subject to certain conditions, completion of this acquisition is expected on March 1, 1996. If the acquisition is consummated as anticipated, the results of Rayco, Ltd.'s operations will be included in the Company's consolidated financial statements from the date of acquisition.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders' of Kaufman and Broad Home Corporation

We have audited the accompanying consolidated balance sheets of Kaufman and Broad Home Corporation as of November 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaufman and Broad Home Corporation at November 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally accepted accounting principles.

/s/  ERNST & YOUNG LLP

Los Angeles, California


January 4, 1996, except as to Note 13, as to which the date is January 22, 1996


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

/s/  MICHAEL F. HENN

Michael F. Henn
Senior Vice President and
Chief Financial Officer


January 4, 1996

                            STOCKHOLDER INFORMATION


                                                                                     Special
                                                      Common Stock              Common Stock
                                                --------------------------------------------
Stock Prices                                       High          Low        High         Low
============================================================================================
1995
First Quarter                                   $14-3/4      $12-1/8
Second Quarter                                   15-7/8       11-1/8
Third Quarter                                    16           13-1/8
Fourth Quarter                                   13-3/8       10-7/8
                                                ============================================
1994
First Quarter                                   $25-1/2      $20         $22-1/4     $18-1/2
Second Quarter                                   24-5/8       16-1/4      21-3/4      14
Third Quarter                                    16-1/4       13               *           *
Fourth Quarter                                   16-1/2       12-1/4
============================================================================================

*Following the suspension of trading on the New York Stock Exchange on May 31, 1994, the special common stock was de-listed by the New York Stock Exchange and de-registered by the Securities and Exchange Commission on August 9, 1994. Subsequently, the Company completed the exchange for all remaining outstanding shares.


DIVIDEND DATA

Kaufman and Broad Home Corporation paid a quarterly cash dividend of $.075 per common share in 1995 and 1994.


ANNUAL STOCKHOLDERS' MEETING

The annual stockholders' meeting will be held in the Dynasty Room at the Westwood Marquis Hotel in Los Angeles, California, at 9:00 a.m. on Thursday, March 28, 1996.


STOCK EXCHANGE LISTINGS

The common stock (ticker symbol: KBH) is listed on the New York Stock Exchange and is also traded on the Boston, Cincinnati, Midwest, Pacific and Philadelphia Exchanges.


TRANSFER AGENT

Chemical Mellon Shareholder Services
Los Angeles, California


INDEPENDENT AUDITORS

Ernst & Young LLP
Los Angeles, California


FORM 10-K

The Company's Form 10-K filed with the Securities and Exchange Commission may be obtained without charge by writing to the Investor Relations Department, Kaufman and Broad Home Corporation.


HEADQUARTERS

Kaufman and Broad Home Corporation
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
Fax (310) 231-4222

                             LIST OF EXHIBITS FILED

                                                                                 SEQUENTIAL
EXHIBIT                                                                             PAGE
NUMBER                               DESCRIPTION                                   NUMBER
------    ------------------------------------------------------------------   ---------------
10.18     Kaufman and Broad Home Corporation Performance-Based Incentive
          Plan for Senior Management, approved by Stockholders on March 23,
          1995..............................................................
10.19     Form of Stock Option Agreement under Kaufman and Broad Home
          Corporation Performance-Based Incentive Plan for Senior
          Management........................................................
10.20     Employment Contract of Bruce Karatz, dated December 1, 1995.......
10.21     Kaufman and Broad Home Corporation Directors' Restricted Stock
          Plan..............................................................
10.22     Kaufman and Broad Home Corporation Directors' Legacy Program......
   11     Statement of Computation of Per Share Earnings....................
   13     Pages 24 through 45 and the inside back cover of the Company's
          1995
          Annual Report to Stockholders.....................................
   22     Subsidiaries of the Company.......................................
   24     Consent of Independent Auditors...................................
   27     Financial Data Schedule...........................................