Form 10-Q
period 1996-02-29
KAUFMAN & BROAD HOME CORP
filed 1996-04-12
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 29, 1996.

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from /     / to /     /.

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

                                Yes /X/ No / /

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

     Common stock, par value $1.00 per share, 32,356,536 shares outstanding

                       KAUFMAN AND BROAD HOME CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                                   PAGE
                                                                                                 NUMBER(S)
                                                                                                 ---------
PART I.  FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                Consolidated Statements of Income -
                Three Months ended February 29, 1996 and February 28, 1995                           3

                Consolidated Balance Sheets -
                February 29, 1996 and November 30, 1995                                              4

                Consolidated Statements of Cash Flows -
                Three Months ended February 29, 1996 and February 28, 1995                           5

                Notes to Consolidated Financial Statements                                          6-7

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      8-12

PART II.  OTHER INFORMATION

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 13

       ITEM 5.  OTHER INFORMATION                                                                   13

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    13


SIGNATURES                                                                                          14

INDEX OF EXHIBITS                                                                                   15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       KAUFMAN AND BROAD HOME CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts - Unaudited)

                                                             Three Months Ended
                                                        ------------------------------
                                                        February 29,      February 28,
                                                           1996              1995
                                                        ----------        -----------
TOTAL REVENUES                                           $ 302,475         $ 229,832
                                                         =========         =========

CONSTRUCTION:
    Revenues                                             $ 295,815         $ 224,377
    Construction and land costs                           (243,956)         (187,201)
    Selling, general and administrative expenses           (39,711)          (31,672)
                                                         ---------         ---------

       Operating income                                     12,148             5,504

    Interest income                                            718               551
    Interest expense, net of amounts capitalized            (8,102)           (5,641)
    Minority interests in pretax income of
       consolidated joint ventures                             (65)              (23)
    Equity in pretax loss of unconsolidated joint
       ventures                                               (232)             (124)
                                                         ---------         ---------

    Construction pretax income                               4,467               267
                                                         ---------         ---------

MORTGAGE BANKING:
    Revenues:
       Interest income                                       3,667             4,301
       Other                                                 2,993             1,154
                                                         ---------         ---------
                                                             6,660             5,455

    Expenses:
       Interest                                             (3,469)           (3,972)
       General and administrative                           (1,272)           (1,065)
                                                         ---------         ---------

    Mortgage banking pretax income                           1,919               418
                                                         ---------         ---------

TOTAL PRETAX INCOME                                          6,386               685
Income taxes                                                (2,300)             (250)
                                                         ---------         ---------

NET INCOME                                               $   4,086         $     435
                                                         =========         =========

EARNINGS PER SHARE                                       $     .10         $     .01
                                                         =========         =========

AVERAGE SHARES OUTSTANDING                                  39,821            39,743
                                                         =========         =========

CASH DIVIDENDS PER COMMON SHARE                          $    .075         $    .075
                                                         =========         =========

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)

                                                               February 29,      November 30,
                                                                   1996             1995
                                                               -----------       -----------
ASSETS

CONSTRUCTION:
    Cash and cash equivalents                                   $   27,919        $   24,793
    Trade and other receivables                                     96,204           111,620
    Inventories                                                  1,090,566         1,059,179
    Investments in unconsolidated joint ventures                    19,215            21,154
    Other assets                                                    51,155            52,462
                                                                ----------        ----------
                                                                 1,285,059         1,269,208
                                                                ----------        ----------

MORTGAGE BANKING:
    Cash and cash equivalents                                        7,222            18,589
    Receivables:
       First mortgages and mortgage-backed securities               94,557            97,672
       First mortgages held under commitment of sale and
         other receivables                                         109,350           181,764
    Other assets                                                     6,663             6,946
                                                                ----------        ----------
                                                                   217,792           304,971
                                                                ----------        ----------

TOTAL ASSETS                                                    $1,502,851        $1,574,179
                                                                ==========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
    Accounts payable                                            $  112,800        $  156,097
    Accrued expenses and other liabilities                          84,451            90,237
    Mortgages and notes payable                                    691,991           639,575
                                                                ----------        ----------
                                                                   889,242           885,909
                                                                ----------        ----------

MORTGAGE BANKING:
    Accounts payable and accrued expenses                            7,668             9,661
    Notes payable                                                   84,000           151,000
    Collateralized mortgage obligations secured by
       mortgage-backed securities                                   81,979            84,764
                                                                ----------        ----------
                                                                   173,647           245,425
                                                                ----------        ----------
Deferred income taxes                                               23,303            24,448
                                                                ----------        ----------
Minority interests in consolidated joint ventures                    2,950             2,919
                                                                ----------        ----------
Series B convertible preferred stock                                 1,300             1,300
Common stock                                                        32,357            32,347
Paid-in capital                                                    188,970           188,839
Retained earnings                                                  189,939           190,749
Cumulative foreign currency translation adjustments                  1,143             2,243
                                                                ----------        ----------
    TOTAL STOCKHOLDERS' EQUITY                                     413,709           415,478
                                                                ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $1,502,851        $1,574,179
                                                                ==========        ==========

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)

                                                                     Three Months Ended
                                                                -----------------------------
                                                                February 29,     February 28,
                                                                   1996             1995
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $  4,086         $    435
    Adjustments to reconcile net income to net cash
       provided (used) for operating activities:
          Equity in pretax loss of unconsolidated joint
              ventures                                                232              124
          Minority interests in pretax income of
              consolidated joint ventures                              65               23
          Amortization of discounts and issuance costs                356              431
          Depreciation and amortization                             1,801            1,372
          Provision for deferred income taxes                      (1,145)            (276)
          Change in:
              Receivables                                          87,667           74,978
              Inventories                                         (18,494)         (78,187)
              Accounts payable, accrued expenses
                 and other liabilities                            (51,076)         (50,987)
              Other, net                                           (1,071)         (19,965)
                                                                 --------         --------
Net cash provided (used) by operating activities                   22,421          (72,052)
                                                                 --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in unconsolidated joint ventures                    1,707             (247)
    Net originations of mortgages held for long-term
       investment                                                    (223)            (295)
    Payments received on first mortgages and
       mortgage-backed securities                                   3,523            2,788
    Other, net                                                       (286)          (2,476)
                                                                 --------         --------
Net cash provided (used) by investing activities                    4,721             (230)
                                                                 --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (payments on) credit agreements and
       other short-term borrowings                                 (3,379)          75,010
    Payments on collateralized mortgage obligations                (2,949)          (2,678)
    Payments on mortgages, land contracts and other loans         (24,125)         (14,437)
    Payments to minority interests in consolidated joint
       ventures                                                       (34)            (270)
    Payments of cash dividends                                     (4,896)          (4,898)
                                                                 --------         --------
Net cash provided (used) by financing activities                  (35,383)          52,727
                                                                 --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (8,241)         (19,555)
Cash and cash equivalents at beginning of period                   43,382           54,808
                                                                 --------         --------
Cash and cash equivalents at end of period                       $ 35,141         $ 35,253
                                                                 ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid, net of amounts capitalized                    $  4,687         $  2,174
                                                                 ========         ========
    Income taxes paid                                            $    101         $    781
                                                                 ========         ========
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
    Cost of inventories acquired through seller financing        $ 12,893         $ 16,628
                                                                 ========         ========

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 1995 contained in the Company's 1995 Annual Report to Stockholders.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of February 29, 1996, the results of its consolidated operations for the three months ended February 29, 1996 and February 28, 1995, and its consolidated cash flows for the three months ended February 29, 1996 and February 28, 1995. The results of operations for the three months ended February 29, 1996 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1995 has been taken from the audited financial statements as of that date.

2.  Earnings Per Share

    The computation of earnings per share is based on the weighted average number of common shares, equivalent Series B convertible preferred shares and common share equivalents outstanding during each period. The Series B convertible preferred shares are considered common stock due to their mandatory conversion into common stock, and the related dividends are not deducted from net income for purposes of calculating earnings per share. Common share equivalents include dilutive stock options using the treasury stock method. On April 1, 1996, the mandatory conversion date, the Series B convertible preferred shares were converted into the Company's common stock.

    If, for purposes of calculating earnings per share, the Series B convertible preferred shares were excluded from the weighted average shares outstanding and the related dividends deducted from net income, the computation would have resulted in earnings per share of $.05 and a loss per share of $.06 for the three months ended February 29, 1996 and February 28, 1995, respectively.

3.  Inventories

     Inventories consist of the following (in thousands):

                                                       February 29,      November 30,
                                                          1996               1995
                                                       -----------       -----------
     Homes, lots and improvements in production        $  827,624        $  803,926

     Land under development                               262,942           255,253
                                                       ----------        ----------
        Total inventories                              $1,090,566        $1,059,179
                                                       ==========        ==========

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.  Inventories (continued)

    The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

                                                           Three months ended
                                                      -----------------------------
                                                      February 29,     February 28,
                                                          1996             1995
                                                      ------------     ------------
     Interest incurred                                  $ 16,053         $ 14,482

     Interest expensed                                    (8,102)          (5,641)
                                                        --------         --------

     Interest capitalized                                  7,951            8,841

     Interest amortized                                   (3,702)          (2,462)
                                                        --------         --------

        Net impact on consolidated pretax income        $  4,249         $  6,379
                                                        ========         ========


4.  Recent Accounting Pronouncements

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The provisions of this statement are effective for fiscal years beginning after December 15, 1995. The Company has begun its analysis of the adoption of this pronouncement. This analysis is not complete and an estimate of the impact of adoption is not yet available; however, the Company expects to record a material non-cash charge at the time of adoption. The Company currently plans to adopt this pronouncement as of the end of the second quarter ended May 31, 1996.

5.  Acquisition

    On March 1, 1996, the Company acquired San Antonio, Texas-based Rayco, Ltd. and affiliates for a total purchase price of approximately $104.3 million, comprised of $80 million in cash paid on the closing date and the assumption of $24.3 million in debt. Rayco, Ltd. is San Antonio's largest homebuilder and sells a wide variety of homes, primarily to first-time buyers. The total purchase price was based on the net book values of the entities purchased and the assumption of certain debt and is subject to adjustment based on the closing balance sheets of Rayco, Ltd. and affiliates as of February 29, 1996, which will be finalized before May 14, 1996. It is currently anticipated that the purchase price will be increased through the post-closing adjustment process by an amount not to exceed $.5 million. The acquisition will be accounted for as a purchase with the results of operations of the acquired entities included in the Company's consolidated financial statements as of March 1, 1996, the date of acquisition.

    In connection with the acquisition of Rayco, Ltd. and affiliates, the Company amended its existing domestic unsecured revolving credit agreement with various banks by entering into a Fourth Amended and Restated Loan Agreement dated February 28, 1996, which increased its borrowing capacity thereunder to $630 million from $500 million. The additional $130 million of financing obtained by the Company consists of a $110 million term loan facility to be used to finance the acquisition and to refinance existing indebtedness of Rayco, Ltd. and affiliates and a $20 million revolving credit facility to be used for additional general working capital requirements. The amendment to the Company's credit facility provides for a maximum repayment term of 18 months for the additional $130 million of borrowing capacity obtained. On March 1, 1996, the Company increased its borrowings by $104.3 to consummate the Rayco, Ltd. acquisition.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

    OVERVIEW

    Total revenues for the three months ended February 29, 1996 increased 31.6% to $302.5 million from $229.8 million for the quarter ended February 28, 1995, primarily due to higher housing revenues. Net income for the first quarter of 1996 increased to $4.1 million or $.10 per share from $.4 million or $.01 per share for the same period a year ago as a result of increased housing revenues, higher gross margin and improved selling, general and administrative expense ratios, as well as a three-fold increase in pretax income from mortgage banking operations. Housing revenues for the current period increased 33.8% from the year-earlier period reflecting a 23.1% increase in unit deliveries and an 8.7% increase in the Company-wide average selling price as the Company's California-based operations demonstrated improvement and its recently-established divisions in other western states continued to mature. The Company's initiatives implemented throughout 1995 to improve gross margin and contain costs also benefited the operating results for the current quarter. In addition, more normal weather patterns and a relatively stable interest rate environment compared favorably to the first quarter of 1995, in which the Company's results were adversely impacted by rising interest rates during the latter half of 1994 and severe weather in California in early 1995. Mortgage banking pretax income increased primarily due to higher gains on the sale of servicing rights.

    CONSTRUCTION

    Revenues increased by $71.4 million to $295.8 million in the first quarter of 1996 from $224.4 million in the first quarter of 1995, primarily due to higher housing revenues partially offset by lower land sale revenues. Residential revenues for the period increased by $73.2 million to $289.8 million on 1,683 deliveries from $216.6 million on 1,367 deliveries in the year-earlier period, primarily due to an increase of 12.7% in California unit volume and a 66.2% increase in deliveries from other United States operations. Housing revenues in the United States totaled $269.5 million on 1,582 unit deliveries in the first three months of 1996, compared to $196.1 million on 1,265 units in the first three months of 1995. These increases reflected improvement in revenues and deliveries in each of the states where the Company operates, including California which had been adversely affected by severe weather in the first quarter of last year. Revenues from French housing operations during the current quarter decreased slightly to $19.5 million on 96 units from $20.3 million on 102 units in the prior year's quarter. During the first quarter of 1996, the Company's overall average selling price increased 8.7% to $172,100 from $158,300 in the prior year's period. The Company's domestic average selling price increased 9.9% to $170,400 in the first quarter of 1996 from $155,100 in the first quarter of 1995, due primarily to a 14.1% increase in the California average selling price to $184,100 from $161,400 and a 4.0% increase in the average selling price in other United States operations. These increases occurred as a result of a change in product mix favoring more higher priced urban in-fill locations and first time move up sales. In France, the average selling price in the first quarter of 1996 rose 2.1% to $202,800 from $198,700 in the year-earlier quarter due to a change in the mix of deliveries.

    Revenues from commercial development activities in France totaled $3.6 million in the first quarter of 1996 compared to $.9 million for the same period a year ago. Revenues from land sales decreased to $2.4 million in the first quarter of 1996 compared to $6.8 million in the first quarter of 1995. Generally, land sale revenues fluctuate based on the Company's decision to maintain or decrease its land ownership position in certain markets, the strength and number of competing developers entering markets at given points in time, the availability of land in markets served by the Company's housing divisions, and prevailing market conditions.

    Operating income increased by $6.6 million to $12.1 million in the first quarter of 1996 from $5.5 million in the first quarter of 1995. This increase primarily reflected higher gross profits on housing sales. The increase in housing gross profits reflected both higher unit volume and an improvement in margins. Gross profits (excluding profits from land sales) increased by $17.3 million to $51.6 million in the first quarter of 1996 from $34.3 million in the prior year's period. Gross profits (excluding profits from land sales) as a percentage of related revenues increased to 17.6% in the current quarter from 15.8% in the year-earlier quarter. For the same periods, the Company's housing gross margin was 17.3% in 1996, up from 15.7% in 1995. This increase primarily reflected a 1.5 percentage point improvement in housing gross margin in California, mainly driven by higher unit volume, and continued growth in the Company's higher margin operations in other western states. Gross profits from land sales decreased to $.2 million in the first quarter of 1996 from $2.9 million in the same quarter a year ago.

    Selling, general and administrative expenses increased by $8.0 million to $39.7 million in the first quarter of 1996 from $31.7 million in the corresponding 1995 period. As a percentage of housing revenues, selling, general and administrative expenses improved to 13.7% in the current quarter from 14.6% for the year-earlier period. This improvement primarily resulted from reduced selling incentives, mainly in California, and a reduction in general and administrative expenses, reflecting the impact of the Company's cost containment initiatives implemented during the course of 1995.

    Interest income totaled $.7 million in the first quarter of 1996 compared to $.6 million in the first quarter of 1995, reflecting little change in the interest bearing average balances of short-term investments and mortgages receivable compared to the same period a year ago.

    Interest expense (net of amounts capitalized) increased to $8.1 million in the first quarter of 1996 compared to $5.6 million in the first quarter of 1995, reflecting an increase in average indebtedness and a lower percentage of interest capitalized in 1996. Debt levels increased primarily as a result of additional borrowings under the Company's domestic unsecured revolving credit facility in connection with higher inventory levels as growth in the Company's western United States operations continued. The lower capitalization rate reflected a higher proportion of land in production in the first quarter of 1996 compared to the first quarter of 1995.

    Minority interests in pretax income of consolidated joint ventures totaled $.06 million in the first quarter of 1996 compared to $.02 million in the prior year's period. Minority interests, which primarily relate to commercial activities in France, are expected to remain at relatively low levels reflecting the limited opportunities available in the weak French commercial market.

    Equity in pretax loss of unconsolidated joint ventures amounted to $.2 million in the first quarter of 1996, compared to the $.1 million loss recorded in the first quarter of 1995. Joint ventures recorded combined revenues of $.8 million in the current quarter compared to $13.3 million in the corresponding period of 1995. Of these amounts, revenues from residential properties totaled $.7 million in the first quarter of 1996 and $10.4 million for the same period of 1995. Revenues of $.1 million and $2.9 million were generated from unconsolidated joint venture commercial projects during the first quarter of 1996 and 1995, respectively. The losses recorded in the quarters consisted mainly of selling, general, administrative and interest expenses from a single French multi-family residential project.

    MORTGAGE BANKING

    Interest income and interest expense decreased by $.6 million and $.5 million, respectively, in the first quarter of 1996 compared to the same quarter a year ago. These amounts decreased primarily due to the declining balances of outstanding mortgage-backed securities and related collateralized mortgage obligations, stemming from both regularly scheduled monthly principal amortization and prepayment activity of mortgage collateral. The decrease in interest expense resulting from the declining balance of collateralized mortgage obligations was partially offset by an increase in interest expense related to the higher amount of notes payable outstanding during the first quarter of 1996 compared to the prior year's quarter. Interest income and expense are expected to continue to decline as the mortgage-backed securities and related collateralized mortgage obligations pay off at approximately the same rate.

    Other mortgage banking revenues increased by $1.8 million to $3.0 million in the first three months of 1996 from $1.2 million in the first three months of 1995. This increase was mainly the result of higher gains on the sale of servicing rights due to a higher level of mortgage originations and a more favorable mix of fixed to variable rate loans.

    General and administrative expenses for the current quarter increased to $1.3 million from $1.1 million for the same period a year ago as a result of higher mortgage production levels, due to the increase in domestic unit deliveries, partially offset by the benefit of cost reduction programs.

    INCOME TAXES

    Income tax expense totaled $2.3 million in the first quarter of 1996 and $.3 million in the prior year's first quarter. These amounts represented effective income tax rates of approximately 36% and 37% in 1996 and 1995, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

    The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. In the first quarter of 1996, net cash used for operating, investing and financing activities totaled $8.2 million, compared to $19.6 million used in the prior year's first quarter.

    The Company's operating activities for the first quarter of 1996 provided $22.4 million, while first quarter 1995 operating activities used $72.1 million. In the first quarter of 1996, cash was provided by a reduction in receivables of $87.7 million and first quarter earnings of $4.1 million. The cash provided was partially offset by cash used to fund a net investment of $18.5 million in inventories, excluding $12.9 million of inventories acquired through seller financing, and to pay down $51.1 million in accounts payable, accrued expenses and other liabilities. The reduction in receivables primarily related to a lower mortgage origination volume in the first quarter of 1996 as compared to the fourth quarter of 1995, resulting in a lower balance of mortgages held under commitment of sale. Inventories increased primarily in the United States where they rose to $938.2 million at February 29, 1996 from $901.4 million at November 30, 1995, as the Company experienced continued growth in its domestic operations.

    Operating activities for the first quarter of 1995 used cash for a net investment of $78.2 million in inventories, excluding $16.6 million of inventories acquired through seller financing, and to pay down $51.0 million in accounts payable, accrued expenses and other liabilities. The use of cash was partially offset by a $75.0 million reduction in receivables. Inventories increased mainly due to the Company's continued domestic expansion and sluggish sales rates in the first quarter of 1995. The reduction in receivables related primarily to a decrease in mortgage origination volume in the first quarter of 1995 when compared to the fourth quarter of 1994.

    Cash provided by investing activities totaled $4.7 million in the first quarter of 1996 compared to cash used by investing activities of $.2 million in the year-earlier period. In the first quarter of 1996, cash was provided from $3.5 million in proceeds received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral and $1.7 million related to investments in unconsolidated joint ventures. Partially offsetting these proceeds was $.3 million of cash used for other investing activities. In the first quarter of 1995, proceeds of $2.8 million received from mortgage-backed securities provided cash from investing activities. Among amounts offsetting these proceeds was $2.5 million of cash used for other investing activities.

    Financing activities in the first quarter of 1996 used $35.4 million of cash, while first quarter 1995 financing activities provided $52.7 million. In the first quarter of 1996, cash was used for net payments on borrowings of $27.5 million, cash dividend payments of $4.9 million and payments on collateralized mortgage obligations of $2.9 million. Financing activities in 1995's first quarter resulted in net cash inflows due mainly to $60.6 million in net proceeds from borrowings, partially offset by payments on collateralized mortgage obligations of $2.7 million and cash dividend payments of $4.9 million.

    In connection with the acquisition of Rayco, Ltd. and affiliates, the Company amended its domestic unsecured revolving credit agreement with various banks to increase the borrowing capacity thereunder to $630 million from $500 million. The additional $130 million of financing obtained by the Company consists of a $110 million term loan facility to be used to finance the acquisition of Rayco, Ltd. and affiliates and to refinance existing indebtedness of Rayco, Ltd. and a $20 million revolving credit facility to be used for general working capital requirements. The amendment to the Company's credit facility is set forth in the Fourth Amended and

    Restated Loan Agreement, dated February 28, 1996, which provides for a maximum repayment term of 18 months for the additional borrowing capacity obtained.

    Under the Company's $630 million domestic unsecured revolving credit facility, which contains a $200 million sublimit for the Company's mortgage banking operations, a total of $300.7 million was available for future use as of February 29, 1996. In addition to the $200 million sublimit, all of which was available for the mortgage banking operation's use at February 29, 1996, the Company's mortgage banking operations had commitments of $120 million on the asset-backed commercial paper facility. Of the total $120 million potentially available under this facility, $36.0 million was available at quarter-end. The Company's French unsecured financing agreements had in the aggregate $51.1 million available at February 29, 1996.

    The Company's financial leverage, as measured by the ratio of debt to total capital, was 62.6% at the end of the 1996 first quarter compared to 63.5% at the end of the 1995 first quarter and 60.6% at year end 1995. As of March 1, 1996, the Company increased its borrowings by $104.3 million to consummate the Rayco, Ltd. acquisition. If the acquisition had occurred as of February 29, 1996, the Company's ratio of debt to total capital would have been 65.8% at that date. In view of the increase in indebtedness related to this acquisition, the Company has undertaken an aggressive program to reduce its indebtedness by at least $100 million over the course of 1996 and 1997 in order to progress more rapidly toward its goal of restoring the Company's debt to capital ratio in the range of 50% to 60%.

    The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

    The Company's residential backlog as of February 29, 1996 consisted of 1,705 units, representing aggregate future revenues of approximately $296.7 million, up from the 1,285 units representing $212.6 million a year ago. Total backlog at the end of the first quarter of 1996 was the Company's highest first quarter level, in terms of both units and value, since 1990. The Company's operations in the United States accounted for approximately $240.0 million of backlog value on 1,422 units at February 29, 1996, compared to $164.8 million on 1,037 units at February 28, 1995. Backlog in California totaled approximately $153.1 million on 823 units at February 29, 1996 and $125.9 million on 757 units at February 28, 1995. Other United States operations demonstrated year-over-year growth in backlog levels with the backlog value at February 29, 1996 increasing to approximately $86.9 million on 599 units from $39.0 million on 280 units at February 28, 1995. The overall growth reflected a 20.8% increase in Company-wide net orders for the first three months of 1996 compared to the first three months of 1995. California net orders for the three months ended February 29, 1996 totaled 1,292, the highest first quarter net order level for California in the Company's history, an increase of 17.4% from the same period a year ago. Other United States operations generated 540 net orders in the current quarter, an increase of 44.4% over the same quarter of 1995. Because the Rayco, Ltd. acquisition closed on March 1, 1996, the Company's first quarter 1996 backlog and order data were not impacted.

    In France, the value of residential backlog at February 29, 1996 was approximately $51.8 million on 256 units, up from $44.8 million on 219 units a year earlier. First quarter 1996 backlog also improved slightly from $50.0 million on 229 units at November 30, 1995. The Company's net orders in France decreased during the first quarter of 1996 by 19.1% to 123 units from 152 units for the same period a year ago. Backlog associated with consolidated commercial development activities was valued at approximately $7.1 million at February 29, 1996, compared to $32.7 million at February 28, 1995, reflecting continued reduced opportunities in the French commercial market.

    Substantially all of the homes included in residential backlog are expected to be delivered in 1996; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

    In Mexico, where a start-up operation has yet to deliver its first homes, the Company continues to closely monitor the unsettled economic environment. The new home market in Mexico remains seriously hampered by the decline in the value of the peso and the economic recession created by the devaluation. The recession has slowed a complex regulatory process and has heightened consumer concerns about new home purchases.

    In spite of troubled conditions, demand for housing in Mexico remains substantial and the Company has begun to generate a modest level of orders which it believes should result in 1996 deliveries. Nevertheless, the Company remains cautious regarding these operations and continues to reassess its level of activity in Mexico and the desirability of expanding its market presence there.

    Effective March 1, 1996, the Company acquired San Antonio, Texas-based Rayco, Ltd. and affiliates for approximately $104.3 million, comprised of $80 million in cash paid on the closing date and the assumption of $24.3 million in debt. The total purchase price was based on the net book values of the entities purchased and the assumption of certain debt and is subject to adjustment based on the closing balance sheets of Rayco, Ltd. and affiliates as of February 29, 1996, which will be finalized before May 14, 1996. It is currently anticipated that the purchase price will be increased through the post-closing adjustment process by an amount not to exceed $.5 million. The acquisition will be accounted for as a purchase with the results of operations of the acquired entities included in the Company's consolidated financial statements as of March 1, 1996, the date of acquisition.

    The acquisition of Rayco, Ltd. provides the Company with a very substantial market position in San Antonio where Rayco, Ltd. commanded a 45% market share in 1995. San Antonio is the ninth largest city in the United States and has ranked among the top ten cities in the nation in both job creation and economic growth for the past several years. Rayco, Ltd. delivered 2,585 homes and generated revenues of $236.2 million during the year ended December 31, 1995.

    With the Rayco, Ltd. acquisition complete and economic conditions more stable, the Company's outlook for the second quarter is generally favorable. Improved domestic backlog levels and strong new order activity are anticipated to generate a higher level of domestic deliveries in the second quarter of 1996 compared to the second quarter of 1995. Domestic net orders for the first four weeks of the second quarter of 1996 were up 77.0% over the same period a year ago. The increase in this brief period included a 38.0% increase in California net orders and a 154.7% increase in net orders from other United States operations (primarily due to Rayco, Ltd. orders) during the period. Excluding the net orders related to Rayco, Ltd., domestic net orders were up 28.3% and other United States net orders were up 8.9% during the first four weeks of the 1996 second quarter compared to the same period a year ago.

                              SAFE HARBOR STATEMENT

    Except for the historical information contained herein, certain of the matters discussed in this quarterly report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, including but not limited to, changes in general economic conditions, materials prices, labor costs, interest rates, consumer confidence, competition, environmental factors, and government regulations affecting the Company's operations. See the Company's Annual Report on Form 10-K for the year ended November 30, 1995 for a further discussion of these and other risks and uncertainties applicable to the Company's business.

                         RECENT ACCOUNTING PRONOUNCEMENT

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. This new accounting pronouncement is effective for fiscal years beginning after December 15, 1995. The Company plans to adopt the provisions of this pronouncement during the quarter ended May 31, 1996. The Company has begun its analysis of the adoption of this pronouncement. This analysis is not complete and an estimate of the impact of adoption is not yet available; however, the Company expects to record a material non-cash charge at the time of adoption.

    PART II.  OTHER INFORMATION

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On March 28, 1996, at the Company's 1996 Annual Meeting of Stockholders, two matters were submitted for stockholder vote:

    Election of Directors. Ms. Jane Evans and Messrs. James A. Johnson and Sanford C. Sigoloff were re-elected as directors. Over 99% of the shares voted were voted in favor of the director candidates. Ms. Evans received 27,537,934 affirmative votes with 125,153 votes withheld; Mr. Johnson received 27,543,423 affirmative votes with 119,664 votes withheld; and Mr. Sigoloff received 27,537,394 affirmative votes with 125,693 votes withheld.

    Classification of Board of Directors. At the Annual Meeting, stockholders were also asked to vote on a stockholder proposal to eliminate the classification of the Company's Board of Directors. The proposal was defeated by stockholders with 53% of the shares voted on the matter voted against (11,924,767 shares) or abstaining (478,112 shares) on the proposal and 47% of the shares (11,129,102 shares) voted in favor.

    ITEM 5.  OTHER INFORMATION

    The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three-month periods ended February 29, 1996 and February 28, 1995, together with backlog data in terms of units and value by geographical market as of February 29, 1996 and February 28, 1995.

                                                                                                      Backlog - Value
                                  Deliveries             Net Orders            Backlog - Units          In Thousands
                            --------------------    --------------------    --------------------    --------------------
     Market                   1996        1995        1996        1995        1996        1995        1996        1995
- ------------------------    --------    --------    --------    --------    --------    --------    --------    --------
     California                1,095         972       1,292       1,101         823         757    $153,074    $125,870

     Other United States         487         293         540         374         599         280      86,880      38,971

     France                       96         102         123         152         256         219      51,820      44,820

     Canada                        5        --             2           9           8          29         920       2,958

     Mexico                     --          --            19        --            19        --         4,028        --
                            ========    ========    ========    ========    ========    ========    ========    ========
         Total                 1,683       1,367       1,976       1,636       1,705       1,285    $296,722    $212,619
                            ========    ========    ========    ========    ========    ========    ========    ========

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

    11   Statement of Computation of Per Share Earnings.

    24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is incorporated by reference herein.

    27   Financial Data Schedule.

    Reports on Form 8-K

    On March 13, 1996, the Company filed a Current Report on Form 8-K (Items 2, 7(a) and 7(b)) dated March 12, 1996 reporting its acquisition of Rayco, Ltd. and affiliates. The filing included the audited balance sheets of Rayco, Ltd. as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. In addition, the Form 8-K included unaudited pro forma combined financial statements and related notes of the Company, giving effect to the acquisition of Rayco, Ltd. and affiliates.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KAUFMAN AND BROAD HOME CORPORATION
                                             ----------------------------------
                                             Registrant





      Dated         April 12, 1996           /s/ BRUCE KARATZ
               -------------------------    -----------------------------------
                                             Bruce Karatz
                                             Chairman, President and
                                                 Chief Executive Officer





      Dated         April 12, 1996           /s/ MICHAEL F. HENN
               -------------------------    -----------------------------------
                                             Michael F. Henn
                                             Senior Vice President and
                                                 Chief Financial Officer

                                                                       Page of
                                                                     Sequentially
      INDEX OF EXHIBITS                                             Numbered Pages
                                                                 ---------------------
      11     Statement of Computation of Per Share Earnings               16

      27     Financial Data Schedule                                      17