Form 10-Q
period 1996-05-31
KAUFMAN & BROAD HOME CORP
filed 1996-07-15
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 1996.

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

     Common stock, par value $1.00 per share, 38,857,136 shares outstanding

                       KAUFMAN AND BROAD HOME CORPORATION
                                   FORM 10-Q
                                     INDEX



                                                                                            PAGE
                                                                                          NUMBER(S)
                                                                                          ---------
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   Consolidated Statements of Income -
                   Six Months and Three Months ended May 31, 1996 and 1995                    3

                   Consolidated Balance Sheets -
                   May 31, 1996 and November 30, 1995                                         4

                   Consolidated Statements of Cash Flows -
                   Six Months ended May 31, 1996 and 1995                                     5

                   Notes to Consolidated Financial Statements                               6-9

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          10-16

PART II.  OTHER INFORMATION

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       17

          ITEM 5.  OTHER INFORMATION                                                         17

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          18

SIGNATURES                                                                                   19

INDEX OF EXHIBITS                                                                            20


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands Except Per Share Amounts - Unaudited)


                                              Six Months Ended May 31,    Three Months Ended May 31,
                                              ------------------------    --------------------------
                                                 1996          1995           1996          1995
                                              ----------    ----------     ----------    ----------
TOTAL REVENUES                                $  784,825    $  545,325     $  482,350    $  315,493
                                              ==========    ==========     ==========    ==========
CONSTRUCTION:
  Revenues                                    $  769,580    $  532,784     $  473,765    $  308,407
  Construction and land costs                   (632,332)     (442,601)      (388,376)     (255,400)
  Selling, general and administrative
    expenses                                    (100,136)      (73,787)       (60,425)      (42,115)
  Non-cash charge for impairment of
    long-lived assets                           (170,757)            -       (170,757)            -
                                             -----------   -----------     ----------    ----------
    Operating income (loss)                     (133,645)       16,396       (145,793)       10,892
  Interest income                                  1,443         1,025            725           474
  Interest expense, net of amounts
    capitalized                                  (18,726)      (13,010)       (10,624)       (7,369)
  Minority interests in pretax income of
    consolidated joint ventures                     (161)         (147)           (96)         (124)
  Equity in pretax income (loss) of
    unconsolidated joint ventures                 (1,739)         (116)        (1,507)            8
                                             -----------   -----------     ----------    ----------
  Construction pretax income (loss)             (152,828)        4,148       (157,295)        3,881
                                             -----------   -----------     ----------    ----------
MORTGAGE BANKING:
  Revenues:
    Interest income                                7,448         8,086          3,781         3,785
    Other                                          7,797         4,455          4,804         3,301
                                             -----------   -----------     ----------    ----------
                                                  15,245        12,541          8,585         7,086
  Expenses:
    Interest                                      (6,895)       (7,507)        (3,426)       (3,535)
    General and administrative                    (3,018)       (2,406)        (1,746)       (1,341)
                                             -----------   -----------     ----------    ----------
  Mortgage banking pretax income                   5,332         2,628          3,413         2,210
                                             -----------   -----------     ----------    ----------
TOTAL PRETAX INCOME (LOSS)                      (147,496)        6,776       (153,882)        6,091
Income taxes                                      53,100        (2,500)        55,400        (2,250)
                                             -----------   -----------     ----------    ----------
NET INCOME (LOSS)                            $   (94,396)  $     4,276     $  (98,482)   $    3,841
                                             ===========   ===========     ==========    ==========
EARNINGS (LOSS) PER SHARE                    $     (2.37)  $       .11     $    (2.47)   $      .10
                                             ===========   ===========     ==========    ==========
AVERAGE SHARES OUTSTANDING                        39,828        39,747         39,839        39,757
                                             ===========   ===========     ==========    ==========
CASH DIVIDENDS PER COMMON SHARE              $      .150   $      .150     $     .075    $     .075
                                             ===========   ===========     ==========    ==========

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)

                                                                              May 31,          November 30,
                                                                               1996               1995
                                                                         ---------------    ---------------

 ASSETS

 CONSTRUCTION:
   Cash and cash equivalents                                              $       15,405    $        24,793
   Trade and other receivables                                                   106,809            111,620
   Inventories                                                                   933,256          1,059,179
   Investments in unconsolidated joint ventures                                    6,017             21,154
   Goodwill                                                                       43,295             13,884
   Other assets                                                                   58,176             38,578
                                                                         ---------------     --------------
                                                                               1,162,958          1,269,208
                                                                         ---------------     --------------
 MORTGAGE BANKING:
   Cash and cash equivalents                                                      17,606             18,589
   Receivables:
     First mortgages and mortgage-backed securities                               87,106             97,672
     First mortgages held under commitment of sale and                           111,849            181,764
       other receivables
   Other assets                                                                    6,240              6,946
                                                                         ---------------     --------------
                                                                                 222,801            304,971
                                                                         ---------------     --------------
 TOTAL ASSETS                                                             $    1,385,759    $     1,574,179
                                                                         ===============     ==============
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CONSTRUCTION:
   Accounts payable                                                       $      124,966    $       156,097
   Accrued expenses and other liabilities                                         84,535             90,237
   Mortgages and notes payable                                                   679,647            639,575
                                                                         ---------------     --------------
                                                                                 889,148            885,909
                                                                         ---------------     --------------

 MORTGAGE BANKING:
   Accounts payable and accrued expenses                                           8,426              9,661
   Notes payable                                                                  97,000            151,000
   Collateralized mortgage obligations secured by
      mortgage-backed securities                                                  74,249             84,764
                                                                         ---------------     --------------

                                                                                 179,675            245,425
                                                                         ---------------     --------------
 Deferred income taxes                                                            -                  24,448
                                                                         ---------------     --------------
 Minority interests in consolidated joint ventures                                 2,938              2,919
                                                                         ---------------     --------------
 Series B convertible preferred stock                                             -                   1,300
 Common stock                                                                     38,857             32,347
 Paid-in capital                                                                 183,779            188,839
 Retained earnings                                                                86,072            190,749
 Cumulative foreign currency translation adjustments                               5,290              2,243
                                                                         ---------------     --------------
   TOTAL STOCKHOLDERS' EQUITY                                                    313,998            415,478
                                                                         ---------------     --------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    1,385,759    $     1,574,179
                                                                         ===============     ==============

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH  FLOWS
                           (In Thousands - Unaudited)

                                                                              Six Months Ended May 31,
                                                                       -------------------------------------
                                                                             1996                  1995
                                                                       ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $      (94,396)      $         4,276
   Adjustments to reconcile net income (loss) to cash provided
     (used) by operating activities:
        Equity in pretax loss of unconsolidated joint ventures                   1,739                   116
        Minority interests in pretax income of consolidated
          joint ventures                                                           161                   147
        Amortization of discounts and issuance costs                               702                   828
        Depreciation and amortization                                            4,790                 2,980
        Provision for deferred income taxes                                    (35,063)               (2,418)
        Non-cash charge for impairment of long-lived assets                    170,757                     -
        Change in assets and liabilities net of effects from
         purchase of Rayco:
          Receivables                                                           78,612                54,846
          Inventories                                                           78,337               (91,360)
          Accounts payable, accrued expenses
            and other liabilities                                              (60,246)              (39,924)
          Other, net                                                              (802)              (20,573)
                                                                       ---------------       ---------------
Net cash provided (used) by operating activities                               144,591               (91,082)
                                                                       ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Rayco, net of cash acquired                                  (80,556)                    -
   Investments in unconsolidated joint ventures                                 (4,940)                 (711)
   Net originations of mortgages held for long-term investment                    (317)                 (200)
   Payments received on first mortgages and mortgage-
     backed securities                                                          11,453                 5,068
   Other, net                                                                   (5,163)               (3,145)
                                                                       ---------------       ---------------
Net cash provided (used) by investing activities                               (79,523)                1,012
                                                                       ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) credit agreements
     and other short-term borrowings                                           (16,308)               98,276
   Payments on collateralized mortgage obligations                             (10,906)               (5,121)
   Payments on mortgages, land contracts and other loans                       (37,802)              (17,395)
   Payments to minority interests in consolidated joint ventures                  (142)                 (361)
   Payments of cash dividends                                                  (10,281)               (9,796)
                                                                       ---------------       ---------------
Net cash provided (used) by financing activities                               (75,439)               65,603
                                                                       ---------------       ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (10,371)              (24,467)
Cash and cash equivalents at beginning of period                                43,382                54,808
                                                                       ---------------       ---------------
Cash and cash equivalents at end of period                             $        33,011       $        30,341
                                                                       ===============       ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid, net of amounts capitalized                           $        26,693       $        19,747
                                                                       ===============       ===============
   Income taxes paid                                                   $         3,241       $         4,836
                                                                       ===============       ===============
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Cost of inventories acquired through seller financing               $        15,397       $        23,489
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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 1996, the results of its consolidated operations for the six months and three months ended May 31, 1996 and 1995, and its consolidated cash flows for the six months ended May 31, 1996 and 1995. The results of operations for the six months and three months ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1995 has been taken from the audited financial statements as of that date.


2.   Recent Accounting Pronouncement

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). The Company elected to adopt SFAS No. 121 in the second quarter of 1996, earlier than required by this standard. SFAS No. 121 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Under the new standard, when an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Fair value for purposes of SFAS No. 121 is deemed to be the amount a willing buyer would pay a willing seller for such property in a current transaction. For homebuilders, this is a significant change from the previous accounting standard which required homebuilders to carry real estate assets at the lower of cost or net realizable value. Fair value differs from net realizable value in that, among other things, fair value assumes a cash sale under current market conditions, considers a potential purchaser's requirement for future profit and discounts the timing of estimated future cash receipts. In contrast, net realizable value is the price obtainable in the future based on the current intended use of the land, net of disposal and holding costs, without provision for future profits or discounting future cash flow to present value.

     The Company's charge associated with the adoption of SFAS No. 121 has been impacted by its recent decision to accelerate the disposition of certain real estate assets, primarily those which were held for long term development, to facilitate its pursuit of certain operating strategies, including geographic diversification, increased emphasis on return on investment, planned debt reduction and improved operating margins. As a result, certain assets, primarily inventories and investments in unconsolidated joint ventures in California and France, were identified as being impaired. The evaluation of impaired assets considered the depressed nature of the real estate business in certain of the Company's California and French markets, reduced demand from prospective homebuyers, decreased sales prices, increased sales incentives, future costs of development and holding costs during development. Accordingly, based on this evaluation, the Company recorded a non-cash write-down of $170.8 million ($109.3 million, net of income taxes) to state these impaired assets at their fair values. The fair values established were based on various methods, including discounted cash flow projections, appraisals and evaluations of comparable market prices, as appropriate. In terms of domestic inventories, only certain of the Company's California properties were impacted by the adoption of the pronouncement while none of the non-California domestic properties were affected. As the inventories affected by the SFAS No. 121 charge primarily consisted of land which was not under active development, the Company does not anticipate a material effect on its gross margins in the future as a result of the adoption of this pronouncement.

        The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the Company's real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from the estimated fair values as described herein.


3.      Acquisition

        On March 1, 1996, the Company acquired San Antonio, Texas-based Rayco, Ltd. and affiliates ("Rayco") for a total purchase price of approximately $104.5 million, including cash to pay off the debt assumed. Rayco is San Antonio's largest homebuilder and sells a wide variety of homes, primarily to first-time buyers. The total purchase price was based on the net book values of the entities purchased and the assumption of certain debt. The acquisition was accounted for as a purchase with the results of operations of the acquired entities included in the Company's consolidated financial statements as of the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. This allocation was based on preliminary estimates and may be revised at a later date. The excess of the purchase price over the fair value of net assets acquired was $32.3 million and is being amortized on a straight-line basis over a period of seven years.

        In connection with the acquisition of Rayco, the Company amended its existing domestic unsecured revolving credit agreement with various banks by entering into a Fourth Amended and Restated Loan Agreement dated February 28, 1996, which increased its initial borrowing capacity thereunder to $630 million from $500 million. The additional $130 million of financing obtained by the Company consisted of a $110 million term loan facility, used to finance the acquisition and to refinance existing indebtedness of Rayco, and a $20 million revolving credit facility to be used for additional general working capital requirements. The amendment to the Company's credit facility provides for a maximum repayment term of eighteen months for the additional $130 million of borrowing capacity. On March 1, 1996, the Company borrowed $104.5 million under this credit facility to consummate the Rayco acquisition.

        The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Rayco as if the acquisition had occurred as of December 1, 1994, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects.

                                                                            Six Months Ended
                                                         ----------------------------------------------------
                                                                    May 31, 1996                May 31,1995
                                                         --------------------------------    ----------------
                                                           After SFAS         Before SFAS
       (In thousands except per share amounts)           No. 121 charge      No. 121 charge
                                                         --------------      --------------
       Total revenues                                       $843,113            $843,113           $655,763

       Total pretax income (loss)                           (144,492)             26,265             12,432

       Net income (loss)                                     (92,492)             16,765              7,832

      Earnings (loss) per share                               (2.32)                .42                .20

     This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Rayco acquisition been consummated as of December 1, 1994, nor are they necessarily indicative of future operating results.


 4.  Goodwill

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized by the Company over periods ranging from five to seven years using the straight-line method. Accumulated amortization was $4.9 million and $1.0 million at May 31, 1996 and 1995, respectively. In the event that facts and circumstances indicate that the carrying value of goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the goodwill would be compared to its carrying amount to determine if a write-down to market value or discounted cash flow value is required.


5.  Inventories

    Inventories consist of the following (in thousands):

                                                                        May 31,              November 30,
                                                                         1996                   1995
                                                                       --------              ------------
    Homes, lots and improvements in production                         $783,590                  803,926
    Land under development                                              149,666                  255,253
                                                                       --------               ----------
      Total inventories                                                $933,256               $1,059,179
                                                                       ========               ==========


      The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

                                                Six Months Ended                  Three Months Ended
                                            -------------------------          -------------------------
                                             May 31,         May 31,            May 31,          May 31,
                                              1996            1995               1996             1995
                                            --------        ---------          --------         --------
    Interest incurred                       $ 33,935        $ 31,516           $ 17,882         $ 17,034
    Interest expensed                        (18,726)        (13,010)           (10,624)          (7,369)
                                            --------        --------           --------         --------
    Interest capitalized                      15,209          18,506              7,258            9,665
    Interest amortized                        (9,461)         (6,962)            (5,759)          (4,500)
                                            --------        --------           --------         --------
      Net impact on pretax income           $  5,748        $ 11,544           $  1,499         $  5,165
                                            ========        ========           ========         ========



6.   Earnings Per Share

     The computation of earnings per share is based on the weighted average number of common shares, equivalent Series B convertible preferred shares and common share equivalents outstanding during each period. The Series B convertible preferred shares are considered common stock due to their mandatory conversion into common stock, and the related dividends are not deducted from net income for purposes of calculating earnings per share. Common share equivalents include dilutive stock options using the treasury stock method. On April 1, 1996, the mandatory conversion date, all of the Series B convertible preferred shares were converted into shares of the Company's common stock.

     If, for purposes of calculating earnings per share, the Series B convertible preferred shares were excluded from the weighted average shares outstanding and the related dividends deducted from net income, the computation would have resulted in a loss per share of $2.80 and $.02 for the six months ended May 31, 1996 and 1995, respectively. The same computation would have resulted in a loss per share of $2.68 for the three months ended May 31, 1996 and earnings per share of $.04 for the three months ended May 31, 1995.


7.      Reclassifications

        Certain amounts in the consolidated financial statements of 1995 have been reclassified to conform to the 1996 presentation.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

     OVERVIEW
     The Company took a major step forward in its non-California United States expansion strategy during the second quarter of 1996, with the acquisition of San Antonio, Texas-based Rayco. The acquisition of Rayco provides the Company with a very substantial market position in San Antonio where, in 1995, Rayco commanded a 45% market share, delivering 2,585 units and generating revenues of $236.2 million. San Antonio is the ninth largest city in the United States and has ranked among the top ten cities in the nation in both job creation and economic growth for the past several years. The acquisition was accounted for as a purchase with the results of operations of Rayco included in the Company's financial statements as of March 1, 1996, the date of acquisition.

     Total Company revenues, including Rayco, for the three months ended May 31, 1996 increased 52.9% to $482.4 million from $315.5 million for the three months ended May 31, 1995. For the six months ended May 31, 1996, total revenues increased 43.9% to $784.8 million from $545.3 million for the first six months of 1995. Higher housing revenues primarily accounted for the increases in total revenues for the three month and six month periods. The Company reported a net loss of $98.5 million or $2.47 per share for the second quarter of 1996 after reflecting an after tax non-cash charge of $109.3 million related to its early implementation of SFAS No. 121 in the current quarter. Excluding this non-cash charge, the Company's operations earned $10.8 million or $.27 per share for the current quarter compared to net income of $3.8 million or $.10 per share for the same period a year ago. For the six months ended May 31, 1996, the Company recorded a net loss of $94.4 million or $2.37 per share. Excluding the non-cash SFAS No. 121 charge, earnings for the six months ended May 31, 1996 totaled $14.9 million or $.37 per share compared with net income of $4.3 million or $.11 per share for the six months ended May 31, 1995. The results for the three and six months ended May 31, 1996, which included Rayco's operations after the acquisition was consummated on March 1, 1996, reflected the record level of deliveries recorded in the second quarter of 1996. In addition, the Company's continued progress on its initiatives implemented throughout 1995 to improve gross margins and contain costs, as well as an increase in pretax income from mortgage banking operations, contributed to the improved results in 1996. Mortgage banking pretax income increased primarily due to higher gains on the sale of servicing rights.


     CONSTRUCTION
     Revenues increased by $165.4 million to $473.8 million (including revenues from Rayco) in the second quarter of 1996 from $308.4 million in the second quarter of 1995 primarily due to higher housing revenues. Residential revenues for the three months ended May 31, 1996 increased by $149.6 million, or 49.2%, to $453.7 million compared to $304.1 million in the year-earlier period, as the Company achieved a record 2,883 unit deliveries in the current quarter (including 683 deliveries from Rayco) compared to 1,875 deliveries for the same quarter a year ago. Excluding the effects of the Rayco acquisition, housing revenues for the second quarter of 1996 increased 28.5% over the same period a year ago, reflecting a 17.3% higher unit volume and an increase in the average selling price. Housing revenues in the United States totaled $418.8 million on 2,718 unit deliveries in the second quarter of 1996 compared to $280.1 million on 1,741 units in the prior year's period. Excluding Rayco, housing revenues in the United States totaled $355.7 million on 2,035 unit deliveries in the current quarter representing an increase of 27.0% and 16.9% in housing revenues and units, respectively, from the same quarter a year ago. California housing operations generated revenues of $273.7 million on 1,453 units in the second quarter of 1996 compared to $219.4 million on 1,295 units in the same quarter a year ago. Domestic operations outside of California also experienced growth in the second quarter of 1995. Excluding Rayco, domestic operations outside of California generated $82.1 million of housing revenues on 582 units in the second quarter of 1996 compared to $60.7 million on 446 units for the same period a year ago. The March 1st acquisition of Rayco coupled with continued growth in the Company's operations outside of California resulted in non-California United States deliveries accounting for 46.5% of the domestic unit total in the second quarter of 1996 compared to 25.6% in the second quarter of 1995. Revenues from French housing operations during the current period increased to $34.3 million on 160 units from $21.5 million on 110 units in the prior year's second quarter.

        During the second quarter of 1996, the Company's overall average selling price decreased to $157,300 from $162,100 in the same quarter a year ago, reflecting the integration of Rayco into the Company's operations. Excluding the effects of the Rayco acquisition, the Company-wide average selling price increased 9.5% to $177,500 in the second quarter of 1996. This increase resulted from an 8.6% increase in the Company's domestic average selling price and a 9.8% increase in the French average selling price compared to the year earlier period. Excluding Rayco, the Company's average new home price in the United States increased in the second quarter of 1996 to $174,800 from $160,900 in the same period of 1995, reflecting an 11.2% and 3.7% rise in the average selling prices in California and other United States operations, respectively. Rayco's average sales price in the quarter was $92,300. In France, the Company's average selling price for the three months ended May 31, 1996 rose to $214,100 from $195,000 in the year-earlier quarter. The increase in average selling prices in the United States (excluding Rayco) occurred as a result of a change in product mix favoring more higher priced urban in-fill locations and first-time move-up sales, while, in France, the higher average selling price primarily resulted from a change in the mix of deliveries.

        Second quarter revenues from commercial development activities in France totaled $7.7 million in 1996 compared to $3.9 million in 1995. Company revenues from land sales totaled $12.4 million in the three months ended May 31, 1996 compared to $.4 million in the same period of 1995. Generally, land sale revenues fluctuate based on the Company's decision to maintain or decrease its land ownership position in certain markets, the strength and number of competing developers entering markets at given points in time, the availability of land in markets served by the Company's housing divisions, and prevailing market conditions. The higher level of land sale revenues in the second quarter of 1996 was impacted by the Company's aggressive asset sale program implemented as part of its debt reduction strategy.

        For the first six months of 1996, construction revenues totaled $769.6 million, an increase of $236.8 million from $532.8 million for the same period a year ago, primarily as a result of higher housing revenues. The increase in housing revenues reflected higher unit volume and a higher average selling price. Housing revenues totaled $743.4 million on 4,566 units in the first half of 1996 compared to $520.7 million on 3,242 units for the same period a year ago. Excluding Rayco, housing revenues for the first half of 1996 increased 30.7% from the same period a year ago. Housing operations in the United States produced revenues of $688.3 million on 4,300 units ($625.3 million on 3,617 units excluding Rayco) in the first six months of 1996 and $476.2 million on 3,006 units in the comparable period of 1995. Deliveries in California increased to 2,548 units for the first six months of 1996 from 2,267 units for the first six months of 1995, while deliveries from other United States operations (excluding Rayco) increased to 1,069 from 739 units during the same period. French housing revenues totaled $53.7 million on 256 units in the first half of 1996 and $41.7 million on 212 units in the corresponding period of 1995.

        The Company-wide average new home price increased to $162,700 in the first six months of 1996 from $160,500 in the year-earlier period. Excluding Rayco, the Company-wide average selling price increased to $175,100 for the first half of 1996, reflecting a 12.4% and 3.7% increase in the average selling prices in California and other United States operations, respectively. Additionally, the average selling price in France for the six month period increased to $209,900 in 1996 from $196,800 in 1995. The higher average selling prices in the United States and France reflected higher priced urban in-fill locations and first-time move up sales, and a change in the mix of deliveries, respectively.

        Revenues from the development of commercial buildings in France increased to $11.4 million for the first six months of 1996 from $4.9 million in the comparable period of 1995. Company-wide revenues from land sales totaled $14.8 million for the first half of 1996 compared to $7.2 million for the same period a year ago.

        Operating income (excluding the $170.8 million non-cash charge for impairment of long-lived assets) increased by $14.1 million to $25.0 million in the second quarter of 1996 from $10.9 million in the second quarter of 1995. This increase was primarily due to higher gross profits on housing sales, reflecting higher unit volume and improved gross margins due, in part, to the inclusion of Rayco in the Company's operations in the second quarter. Gross profits (excluding profits from land sales) increased by $31.2 million to $84.3 million in the second quarter of 1996 from $53.1 million in the prior year's quarter. Gross profits (excluding profits from land sales) as a percentage of related revenues increased to 18.3% in the current quarter from 17.2% in the year-earlier quarter. For the same period, the Company's housing gross margin was 18.0% in 1996, up from 17.1% in 1995. This increase primarily reflected an improvement in the other United States housing gross margin mainly driven by continued growth in the Company's higher margin operations in other western states combined with the inclusion of Rayco. Land sales generated profits of $1.1 million in the second quarter of 1996 compared to a loss of $.1 million during the same quarter a year ago.

     Selling, general and administrative expenses increased by $18.3 million to $60.4 million in the second quarter of 1996 from $42.1 million in the second quarter of 1995. This increase was primarily due to the inclusion of Rayco's operations, which added $7.3 million of selling, general and administrative expenses, and an increase in marketing expenses from the Company's remaining operations due to higher unit volume. As a percentage of housing revenues, selling, general and administrative expenses improved .5 percentage points to 13.3% in the second quarter of 1996. This improvement was due to higher unit volume and the impact of the Company's cost containment initiatives, including reductions in sales incentives, implemented during the course of 1995.

     The Company elected to adopt SFAS No. 121 in the second quarter of 1996, earlier than required by this standard. SFAS No. 121 requires that long-lived assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.
     Under the new standard, when an impairment loss is required for assets to be held and used by the Company, the related assets are adjusted to their estimated fair value. Fair value for purposes of SFAS No. 121 is deemed to be the amount a willing buyer would pay a willing seller for such property in a current transaction. For homebuilders, this is a significant change from the previous accounting standard which required homebuilders to carry real estate assets at the lower of cost or net realizable value. The Company's charge associated with the adoption of SFAS No. 121 has been impacted by its recent decision to accelerate the disposition of certain real estate assets, primarily those which were held for long term development, to facilitate its pursuit of certain operating strategies, including geographic diversification, increased emphasis on return on investment, planned debt reduction and improved operating margins. As a result, certain assets, primarily inventories and investments in unconsolidated joint ventures in California and France, were identified as being impaired. The evaluation of impaired assets considered the depressed nature of the real estate business in certain of the Company's California and French markets, reduced demand from prospective homebuyers, decreased sales prices, increased sales incentives, future costs of development and holding costs during development. Accordingly, based on this evaluation, the Company recorded a non-cash write-down of $170.8 million ($109.3 million, net of income taxes) to state these impaired assets at their fair values. The fair values established were based on various methods, including discounted cash flow projections, appraisals and evaluations of comparable market prices, as appropriate. In terms of domestic inventories, only certain of the Company's California properties were impacted by the adoption of the pronouncement while none of the non-California domestic properties were affected. As the inventories affected by the SFAS No. 121 charge primarily consisted of land which was not under active development, the Company does not anticipate a material effect on its gross margins in the future as a result of the adoption of this pronouncement.

     For the first six months of 1996, operating income (excluding the $170.8 million non-cash charge for impairment of long-lived assets) increased by $20.7 million to $37.1 million from $16.4 million in the corresponding period of 1995. This increase was principally due to higher gross profits on housing sales, reflecting both higher unit volume and an improvement in margins. For the six-month period, gross profits (excluding profits from land sales) increased by $48.6 million to $135.9 million in 1996 from $87.3 million in 1995. As a percentage of related revenues, gross profits (excluding profits from land sales) were 18.0% in the first half of 1996 compared to 16.6% in the prior year's period. This increase primarily reflected a .5 percentage point improvement in California gross margin and continued growth in the Company's higher margin operations in other western states as well as the addition of Rayco. Gross profits from land sales decreased by $1.5 million in the first half of 1996 to $1.4 million from the $2.9 million recorded in the first half of 1995.

        Selling, general and administrative expenses increased by $26.3 million to $100.1 million for the first six months of 1996 from $73.8 million for the same period of 1995. However, as a percentage of housing revenues, selling, general and administrative expenses improved .7 percentage points to 13.5% for the first six months of 1996 from 14.2% in the corresponding period of 1995. This improvement resulted from higher unit volume and the impact of the Company's cost containment efforts.

        Interest income totaled $.7 million in the second quarter of 1996 compared to $.5 million in the prior year's second quarter. For the first six months, interest income totaled $1.4 million in 1996 and $1.0 million in 1995. Interest income for the second quarter and first half of 1996 reflected little change in the interest bearing average balances of short-term investments and mortgages receivable compared to the same periods a year ago.

        Interest expense (net of amounts capitalized), reflecting an increase in average indebtedness and a lower percentage of interest capitalized, increased to $10.6 million in the second quarter of 1996 from $7.4 million in the second quarter of 1995. For the six-month period, interest expense totaled $18.7 million in 1996 compared to $13.0 million in 1995. Average debt levels grew in 1996 primarily as a result of additional borrowings under a revision to the Company's domestic unsecured revolving credit agreement for the acquisition of Rayco and continued growth in the Company's western United States operations. The lower capitalization rate reflected a higher proportion of land in production in 1996 compared to 1995 and non-capitalization of interest on borrowings associated with the acquisition of Rayco.

        Minority interests in pretax income of consolidated joint ventures totaled $.1 million in the three months ended May 31, 1996 and 1995. For the first half of 1996, minority interests in pretax income of consolidated joint ventures totaled $.2 million compared to $.1 million for the same period a year ago. Minority interests, which primarily relate to commercial activities in France, are expected to remain at relatively low levels reflecting the limited opportunities currently available in the French commercial market.

        Equity in pretax income (loss) of unconsolidated joint ventures reflected a loss of $1.5 million in the second quarter of 1996 compared to break even results in the second quarter of 1995. Joint ventures recorded combined revenues of $1.3 million in the current quarter compared to $3.3 million for the corresponding period of 1995. All of these revenues in the second quarter of 1996 and 1995 were from residential properties. For the first half of 1996, the Company's equity in pretax loss of unconsolidated joint ventures totaled $1.7 million, increasing from $.1 million in the same period of 1995. Combined revenues from these joint ventures totaled $2.1 million in the first half of 1996 compared to $16.6 million in the first half of 1995. Of these amounts, revenues from residential properties accounted for $2.0 million in 1996 and $13.7 million in 1995. The losses recorded in the three and six month periods ended May 31, 1996 and 1995 primarily related to a single French multi-family residential project. As a result of the charge taken under SFAS No. 121 in the second quarter to reflect the impairment in unconsolidated joint ventures, the Company does not anticipate incurring significant additional losses from these joint ventures in the future.


        MORTGAGE BANKING
        Interest income and interest expense remained relatively flat in the second quarter of 1996 compared to the mortgage banking's performance in the same quarter a year ago. For the first six months of 1996, interest income from mortgage banking declined by $.6 million and related interest expense dropped by $.6 million from the same period of 1995. The amounts for the six month period decreased primarily due to the decline in balances of outstanding mortgage-backed securities and related collateralized mortgage obligations from the prior year's period, stemming from both regularly scheduled monthly principal amortization and prepayment activity of mortgage collateral. Interest income and expense are expected to continue to decline as the mortgage-backed securities and related collateralized mortgage obligations pay off at approximately the same rate.

        Other mortgage banking revenues increased by $1.5 million to $4.8 million in the second quarter of 1996 from $3.3 million in the prior year's second quarter. For the first half of 1996, other mortgage banking revenues totaled $7.8 million, an increase of $3.3 million from $4.5 million in the prior year's period. These increases were mainly the result of higher gains on the sale of servicing rights due to a higher volume of mortgage originations and a more favorable mix of fixed to variable rate loans.

     General and administrative expenses associated with mortgage banking increased to $1.7 million in the second quarter of 1996 from $1.3 million in the prior year's second quarter. For the six-month period, these expenses were $3.0 million in 1996 and $2.4 million in 1995. The increase in general and administrative expenses in 1996 resulted from higher mortgage production levels, due to the increase in domestic unit deliveries, partially offset by the benefit of cost reduction programs.


     INCOME TAXES
     Income taxes for the quarter ended May 31, 1996 consisted of an income tax benefit of $55.4 million compared to income tax expense of $2.3 million in the prior year's second quarter. For the first six months of 1996, the income tax benefit totaled $53.1 million compared to $2.5 million of income tax expense in the same period of 1995. The tax benefits established in the three and six month periods of 1996 reflected the pretax losses reported by the Company as a result of the SFAS No. 121 charge recorded in the second quarter of 1996. The income tax amounts represented effective income tax rates of approximately 36% and 37% in 1996 and 1995, respectively.


                        LIQUIDITY AND CAPITAL RESOURCES

     The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. For the six months ended May 31, 1996, net cash used for operating, investing and financing activities totaled $10.4 million compared to $24.5 million used in the first half of 1995.

     The Company's operating activities for the first six months of 1996 provided cash of $144.6 million compared to $91.1 million used during the first six months of 1995. The sources of operating cash for the six months ended May 31, 1996, were a reduction in inventories totaling $78.3 million, excluding $15.4 million of inventories acquired through seller financing, a reduction in receivables of $78.7 million and various non-cash items, including a $170.8 million non-cash charge for impairment of long-lived assets, offsetting the net loss of $94.4 million (which included the charge associated with implementation of SFAS No. 121) recorded for the first half of 1996. Uses of cash during the first six months included a $35.1 million change in deferred taxes and a $60.2 million decrease in accounts payable, accrued expenses and other liabilities. During the second quarter, excluding the acquisition of Rayco and the charge taken in connection with the adoption of SFAS No. 121, inventories decreased primarily in the United States, as the Company began to execute its debt reduction strategy in 1996, including an aggressive asset sale program. The reduction in receivables mainly related to a decrease in mortgage origination volume in the second quarter of 1996 as compared to the fourth quarter of 1995, resulting in a lower balance of mortgages held under commitment of sale.

     Operating activities for the first six months of 1995 used cash for a net investment of $91.4 million in inventories, excluding $23.5 million of inventories acquired through seller financing, and to pay down $39.9 million in accounts payable, accrued expenses and other liabilities. The use of cash was partially offset by six months' earnings of $4.3 million, a reduction in receivables of $54.8 million and various noncash items deducted from net income. Inventories increased in 1995 mainly due to the Company's domestic expansion. The reduction in receivables related primarily to a decrease in mortgage origination volume in the second quarter of 1995 compared to the fourth quarter of 1994.

     Cash used by investing activities totaled $79.5 million in the first six months of 1996 compared to $1.0 million provided in the year-earlier period. In the first half of 1996, $80.6 million of cash was used for the purchase of Rayco, acquired on March 1, 1996 for a total of $104.5 million, including cash to pay off the debt assumed. In addition, cash of $4.9 million was used for investments in unconsolidated joint ventures and $5.2 million was used for other investing activities. Partially offsetting these uses was $11.5 million in proceeds received from mortgage-backed securities which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral. In the first half of 1995, proceeds of $5.1 million received from mortgage-backed securities were partially offset by $3.1 million of cash used for other investing activities.

        Financing activities in the first half of 1996 used $75.4 million of cash compared to $65.6 million provided in the same period of 1995. In the first six months of 1996, cash was used for net payments on borrowings of $54.1 million, reflecting the Company's progress on its debt reduction strategy; payments on collateralized mortgage obligations of $10.9 million, the funds for which were provided by receipts on mortgage-backed securities; and cash dividend payments of $10.3 million. The mandatory conversion of 6.5 million outstanding depositary shares into shares of common stock was completed on April 1, 1996 and will reduce cash flow required for future dividends by approximately $2.0 million per quarter. Financing activities for the six months ended May 31, 1995 resulted in net cash inflows due mainly to $80.9 million in net proceeds from borrowings, partially offset by payments on collateralized mortgage obligations of $5.1 million; and $9.8 million of cash dividend payments.

        In connection with the acquisition of Rayco, the Company amended its existing domestic unsecured revolving credit agreement with various banks which increased its initial borrowing capacity thereunder to $630 million from $500 million. The additional $130 million of financing obtained by the Company consisted of a $110 million term loan facility, used to finance the acquisition and to refinance existing indebtedness of Rayco, and a $20 million revolving credit facility to be used for general working capital requirements. The amendment to the Company's credit facility is set forth in the Fourth Amended and Restated Loan Agreement, dated February 28, 1996, which provides for a maximum repayment term of eighteen months for the additional $130 million of borrowing capacity. Despite borrowings of $104.5 million in the second quarter to acquire Rayco, the Company's debt totaled $679.6 million at May 31, 1996, $12.3 million less than the balance at the end of the first quarter of 1996, reflecting progress in the Company's aggressive debt reduction program. Key elements of the Company's debt reduction program include an increased emphasis on contracting for sales prior to construction ("pre sales") rather than on sales of inventory or "spec" homes, stringent control of production inventory, a focus on reducing standing inventory, and an aggressive land asset sale program. The debt reduction program is intended to reduce the Company's indebtedness in order to assist in restoring financial leverage (as measured by a debt to total capital ratio) to the Company's targeted range of 50% to 60% over time. The Company's ratio of debt to total capital was 68.4% at the end of the 1996 second quarter compared to 62.6% at the end of the 1996 first quarter before the added leverage in conjunction with the acquisition of Rayco and the reduction in equity as a result of the non-cash charge taken for the implementation of SFAS No. 121.

        Under the Company's revised $630 million domestic unsecured revolving credit facility, which contains a $200 million sublimit for the Company's mortgage banking operations, a total of $274.5 million was available for future use as of May 31, 1996. In addition to the $200 million sublimit, all of which was available for the mortgage banking operation's use at May 31, 1996, the Company's mortgage banking operations had commitments of $120 million on the asset-backed commercial paper facility. Of the total $120 million potentially available under this facility, $23.0 million was available at May 31, 1996. The Company's French unsecured financing agreements had in the aggregate $28.5 million available at May 31, 1996.

        The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

        The Company's residential backlog as of May 31, 1996, which included the Company's first quarter of Rayco's operations, consisted of 3,497 units, representing aggregate future revenues of approximately $497.2 million compared to 1,651 units representing $275.6 million a year earlier. Excluding the effects of the Rayco acquisition, unit and dollar backlog as of May 31, 1996 rose 21.0% and 30.3%, respectively, from May 31, 1995 levels. The Company's operations in the United States, including Rayco, accounted for approximately $419.7 million of backlog value on 3,133 units at May 31, 1996 compared to $225.3 million on 1,391 units at May 31, 1995. Backlog in California totaled approximately $182.7 million on 947 units at May 31, 1996 compared to $149.8 million on 859 units at May 31, 1995, reflecting the 12.9% improvement in net orders in the second quarter of 1996 compared to 1995. The Company's other United States operations, excluding Rayco, demonstrated year-over-year growth in backlog levels with backlog at May 31, 1996 increasing to approximately $99.0 million on 686 units from $75.5 million on 532 units at May 31, 1995.

     In France, the residential backlog value at May 31, 1996 totaled approximately $72.2 million on 337 units and $48.7 million on 243 units a year earlier. Backlog levels in France were improved at May 31, 1996 as net orders increased 79.9% to 241 in the second quarter of 1996 from 134 net orders for the same period a year ago. Backlog associated with consolidated commercial development activities in France was valued at approximately $.6 million at May 31, 1996 compared to $25.6 million at May 31, 1995, reflecting continued reduced opportunities in the French commercial market.

     In Mexico, the Company has yet to deliver its first homes but has recorded its first net orders, generating 27 orders during the six months ended May 31, 1996. However, the new home market in Mexico remains seriously hampered by the decline in the value of the peso and the economic recession created by the devaluation. The Mexican recession has slowed an already complex regulatory process and has heightened consumer concerns about new home purchases. In spite of troubled conditions, demand for housing in Mexico remains substantial with the Company expecting to record its first deliveries in Mexico in 1996. Nevertheless, the Company continues to closely monitor the unsettled economic environment and remains cautious regarding these operations and continues to reassess its level of activity in Mexico and the desirability of expanding its market presence there.

     Substantially all of the homes included in the Company's residential backlog are expected to be delivered in 1996; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

      The Company made progress on its key business strategies during the second quarter of 1996 and intends to maintain its focus on these strategies during the balance of the year. Progress made in the second quarter of 1996 included the Company's disposition of its Canadian operations under a definitive agreement pursuant to which it sold all of the issued and outstanding shares of its Canadian subsidiary. Proceeds of $9.5 million received from the sale were used to reduce the Company's debt. As the Company had been slowly winding down its operations in Canada over the past few years, the impact of the sale on the Company's financial position and results of operations was not significant.

     Despite the progress achieved in the 1996 second quarter and the high backlog levels, the Company is cautiously optimistic regarding the remainder of the year. Recent order rates have weakened, with Company-wide net orders, excluding net orders from Rayco, in the first five weeks of the third quarter down 24.9% from the same period a year ago. Domestic net orders, excluding Rayco, decreased 24.4% during the first five weeks of the third quarter of 1996 compared to the same period a year ago, reflecting a 29.7% decrease in California net orders and an 8.4% decrease in other United States net orders. In addition, net orders in France during the first five weeks of the 1996 third quarter were down 31.3% from corresponding period last year. The recent decrease in net orders and the potential for interest rate increases by the Federal Reserve Board, along with other external factors, contribute to the caution in the Company's outlook for the future.

                        *     *     *     *     *     *

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

   PART II.  OTHER INFORMATION
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On March 28, 1996, at the Company's 1996 Annual Meeting of Stockholders, two matters were submitted for stockholder vote:

   Election of Directors. Ms. Jane Evans and Messrs. James A. Johnson and Sanford C. Sigoloff were re-elected as directors. Over 99% of the shares voted were voted in favor of the director candidates. Ms. Evans received 27,537,934 affirmative votes with 125,153 votes withheld; Mr. Johnson received 27,543,423 affirmative votes with 119,664 votes withheld; and, Mr. Sigoloff received 27,537,394 affirmative votes with 125,693 votes withheld.

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

   ITEM 5.  OTHER INFORMATION

   The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three months and six months ended May 31, 1996 and 1995, together with backlog data in terms of units and value by geographical market as of May 31, 1996 and 1995.

                                       Three Months Ended May 31,
                                   ----------------------------------
                                     Deliveries          Net Orders
                                   ---------------     --------------
   Market                          1996      1995      1996     1995
   -------------------             -----     -----     -----    -----
   California                      1,453     1,295     1,577    1,397
   Other United States             1,265       446     1,399      698
   France                            160       110       241      134
   Canada                              5        24        13       12
   Mexico                              -         -         8        -
                                   -----     -----     -----    -----
       Total                       2,883     1,875     3,238    2,241
                                   =====     =====     =====    =====


                                Six Months Ended May 31,
                           ----------------------------------                              Backlog - Value
                             Deliveries          Net Orders        Backlog - Units          In Thousands
                           ---------------     --------------      ----------------     ---------------------
   Market                  1996      1995      1996     1995       1996       1995        1996         1995
   -------------------     -----     -----     -----    -----      -----      -----     --------     --------
   California              2,548     2,267     2,869    2,498        947        859     $182,718     $149,796
   Other United States     1,752       739     1,939    1,072      2,186 *      532      236,970*      75,455
   France                    256       212       364      286        337        243       72,215       48,658
   Canada                     10        24        15       21          - *       17            -*       1,666
   Mexico                      -         -        27        -         27          -        5,265            -
                           =====     =====     =====    =====      =====      =====     ========     ========
       Total               4,566     3,242     5,214    3,877      3,497 *    1,651     $497,168*    $275,575
                           =====     =====     =====    =====      =====      =====     ========     ========


   * Backlog amounts for the current quarter have been adjusted to reflect the acquisition of Rayco and disposition of Canadian operations. Therefore, prior quarter backlog amounts combined with current quarter sales and delivery activity will not equal ending backlog for the current quarter.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 Exhibits

  11 Statement of Computation of Per Share Earnings (Loss).

  24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is incorporated by reference herein.

  27 Financial Data Schedule.

Reports on Form 8-K

On March 13, 1996, the Company filed a Current Report on Form 8-K (Items 2, 7
(a) and 7(b)) dated March 12, 1996 reporting its acquisition of Rayco, Ltd. and affiliates. The filing included the audited balance sheets of Rayco, Ltd. as of December 31, 1995 and 1994, and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. In addition, the Form 8-K included unaudited pro forma combined financial statements and related notes of the Company, giving effect to the acquisition of Rayco, Ltd. and affiliates.

On May 23, 1996, the Company filed a Current Report on Form 8-K (Item 5) reporting its early adoption of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           KAUFMAN AND BROAD HOME CORPORATION
                                           Registrant


   Dated      July 15, 1996                /s/ BRUCE KARATZ
                                           Bruce Karatz
                                           Chairman, President and Chief
                                           Executive Officer




   Dated      July 15, 1996                /s/ MICHAEL F. HENN
                                           Michael F. Henn
                                           Senior Vice President and Chief
                                           Financial Officer

INDEX OF EXHIBITS

                                                                   Page of Sequentially
                                                                      Numbered Pages
11             Statement of Computation of Per Share Earnings (Loss)       21
27             Financial Data Schedule                                     22