Form 10-Q
period 1996-08-31
KAUFMAN & BROAD HOME CORP
filed 1996-10-16
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON,  D.C.  20549

                                   FORM 10-Q



  [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended August 31, 1996.

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

     Common stock, par value $1.00 per share, 38,872,836 shares outstanding

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

     ITEM 1. FINANCIAL STATEMENTS
             Consolidated Statements of Income -
             Nine Months and Three Months ended August 31,
             1996 and 1995                                           3

             Consolidated Balance Sheets -
             August 31, 1996 and November 30, 1995                   4

             Consolidated Statements of Cash Flows -
             Nine Months ended August 31, 1996 and 1995              5

             Notes to Consolidated Financial Statements            6-9

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS       10-17

PART II.  OTHER INFORMATION

     ITEM 5. OTHER INFORMATION                                      18

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                       18

SIGNATURES                                                          19

INDEX OF EXHIBITS                                                   20

  PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands Except Per Share Amounts - Unaudited)


                                                     Nine Months                         Three Months
                                                   Ended August 31,                    Ended August 31,
                                              ----------------------------       ----------------------------
                                                 1996            1995                1996            1995
                                              ------------    ------------       ------------    ------------
TOTAL REVENUES                                $  1,266,198    $    917,639       $    481,373    $    372,314
                                              ============    ============       ============    ============
CONSTRUCTION:
   Revenues                                   $  1,242,371    $    897,131       $     472,791   $    364,347
   Construction and land costs                  (1,020,837)       (742,335)          (388,505)       (299,734)
   Selling, general and administrative
      expenses                                    (158,674)       (121,816)           (58,538)        (48,029)
   Non-cash charge for impairment of long-
      lived assets                                (170,757)              -                  -               -
                                              ------------    ------------       ------------    ------------
      Operating income (loss)                     (107,897)         32,980             25,748          16,584
   Interest income                                   1,937           1,605                494             580
   Interest expense, net of amounts
      capitalized                                  (27,717)        (20,538)            (8,991)         (7,528)
   Minority interests in pretax income of
      consolidated joint ventures                     (174)           (435)               (13)           (288)
   Equity in pretax income (loss) of
      unconsolidated joint ventures                 (1,714)         (1,286)                25          (1,170)
                                              ------------    ------------       ------------    ------------
   Construction pretax income (loss)              (135,565)         12,326             17,263           8,178
                                              ------------    ------------       ------------    ------------

MORTGAGE BANKING:
   Revenues:
      Interest income                               11,033          11,865              3,585           3,779
      Other                                         12,794           8,643              4,997           4,188
                                              ------------    ------------       ------------    ------------
                                                    23,827          20,508              8,582           7,967
   Expenses:
      Interest                                     (10,291)        (11,067)            (3,396)         (3,560)
      General and administrative                    (4,800)         (4,128)            (1,782)         (1,722)
                                              ------------    ------------       ------------    ------------
   Mortgage banking pretax income                    8,736           5,313              3,404           2,685
                                              ------------    ------------       ------------    ------------
TOTAL PRETAX INCOME (LOSS)                        (126,829)         17,639             20,667          10,863
Income taxes                                        45,700          (6,500)            (7,400)         (4,000)
                                              ------------    ------------       ------------    ------------
NET INCOME (LOSS)                             $    (81,129)   $     11,139       $     13,267    $      6,863
                                              ============    ============       ============    ============
EARNINGS (LOSS) PER SHARE                     $      (2.04)   $        .28       $        .33    $        .17
                                              ============    ============       ============    ============
AVERAGE SHARES OUTSTANDING                          39,712          39,768             39,792          39,818
                                              ============    ============       ============    ============
CASH DIVIDENDS PER COMMON SHARE               $       .225    $       .225       $       .075    $       .075
                                              ============    ============       ============    ============

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)

                                                                            August 31,           November 30,
                                                                               1996                  1995
                                                                         ---------------      ----------------
 ASSETS
 CONSTRUCTION:
    Cash and cash equivalents                                            $         9,862      $         24,793
    Trade and other receivables                                                   99,984               111,620
    Inventories                                                                  889,760             1,059,179
    Investments in unconsolidated joint ventures                                   6,229                21,154
    Goodwill                                                                      41,410                13,884
    Other assets                                                                  55,216                38,578
                                                                         ---------------       ---------------
                                                                               1,102,461             1,269,208
                                                                         ---------------       ---------------
 MORTGAGE BANKING:
    Cash and cash equivalents                                                     13,474                18,589
    Receivables:
        First mortgages and mortgage-backed securities                            83,573                97,672
        First mortgages held under commitment of sale and                        143,551               181,764
          other receivables
    Other assets                                                                   5,880                 6,946
                                                                         ---------------       ---------------
                                                                                 246,478               304,971
                                                                         ---------------       ---------------
 TOTAL ASSETS                                                            $     1,348,939       $     1,574,179
                                                                         ===============       ===============
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CONSTRUCTION:
    Accounts payable                                                     $       132,552       $       156,097
    Accrued expenses and other liabilities                                        97,043                90,237
    Mortgages and notes payable                                                  580,568               639,575
                                                                         ---------------       ---------------
                                                                                 810,163               885,909
                                                                         ---------------       ---------------
 MORTGAGE BANKING:
    Accounts payable and accrued expenses                                          8,318                 9,661
    Notes payable                                                                131,908               151,000
    Collateralized mortgage obligations secured by mortgage-                      70,938                84,764
    backed securities                                                    ---------------       ---------------
                                                                                 211,164               245,425
                                                                         ---------------       ---------------
 Deferred income taxes                                                                -                 24,448
                                                                         ---------------       ---------------
 Minority interests in consolidated joint ventures                                 2,276                 2,919
                                                                         ---------------       ---------------
 Series B convertible preferred stock                                                  -                 1,300
 Common stock                                                                     38,873                32,347
 Paid-in capital                                                                 183,948               188,839
 Retained earnings                                                                96,424               190,749
 Cumulative foreign currency translation adjustments                               6,091                 2,243
                                                                         ---------------       ---------------
    TOTAL STOCKHOLDERS' EQUITY                                                   325,336               415,478
                                                                         ---------------       ---------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     1,348,939       $     1,574,179
                                                                         ===============       ===============

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH  FLOWS
                           (In Thousands - Unaudited)

                                                                            Nine Months Ended August 31,
                                                                       -------------------------------------
                                                                             1996                  1995
                                                                       ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $       (81,129)      $        11,139
   Adjustments to reconcile net income (loss) to net cash
      provided (used) by operating activities:
         Equity in pretax loss of unconsolidated joint
            ventures                                                             1,714                 1,286
         Minority interests in pretax income of consolidated
            joint ventures                                                         174                   435
         Amortization of discounts and issuance costs                            1,264                 1,182
         Depreciation and amortization                                           7,785                 4,593
         Provision for deferred income taxes                                   (34,960)               (3,168)
         Non-cash charge for impairment of long-lived assets                   170,757                     -
         Change in assets and liabilities net of effects from
            purchase of Rayco:
                Receivables                                                     53,634                37,455
                Inventories                                                    123,413              (115,075)
                Accounts payable, accrued expenses and other
                  liabilities                                                  (40,262)              (22,254)
                Other, net                                                       2,366               (18,248)
                                                                       ---------------       ---------------
Net cash provided (used) by operating activities                               204,756              (102,655)
                                                                       ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Rayco, net of cash acquired                                  (80,556)                    -
   Investments in unconsolidated joint ventures                                 (5,127)                  439
   Net sales (originations) of mortgages held for long-term
      investment                                                                  (974)                  256
   Payments received on first mortgages and mortgage-backed
      securities                                                                15,827                 9,481
   Other, net                                                                   (5,424)               (3,413)
                                                                       ---------------       ---------------
Net cash provided (used) by investing activities                               (76,254)                6,763
                                                                       ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) credit agreements and other
      short-term borrowings                                                    (79,677)              124,013
   Payments on collateralized mortgage obligations                             (14,646)               (9,033)
   Payments on mortgages, land contracts and other loans                       (40,212)              (26,065)
   Payments to minority interests in consolidated joint
      ventures                                                                    (817)                 (701)
   Payments of cash dividends                                                  (13,196)              (14,694)
                                                                       ---------------       ---------------
Net cash provided (used) by financing activities                              (148,548)               73,520
                                                                       ---------------        --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (20,046)              (22,372)
Cash and cash equivalents at beginning of period                                43,382                54,808
                                                                       ---------------       ---------------
Cash and cash equivalents at end of period                             $        23,336       $        32,436
                                                                       ===============       ===============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid, net of amounts capitalized                           $        32,473       $        24,153
                                                                       ===============       ===============
   Income taxes paid                                                   $         3,321       $         4,957
                                                                       ===============       ===============
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Cost of inventories acquired through seller financing               $        16,977       $        27,330
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

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 1996, the results of its consolidated operations for the nine months and three months ended August 31, 1996 and 1995, and its consolidated cash flows for the nine months ended August 31, 1996 and 1995. The results of operations for the nine months and three months ended August 31, 1996 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1995 has been taken from the audited financial statements as of that date.


2.     Charge for Impairment of Long-Lived Assets

       In the second quarter of 1996, the Company decided to accelerate the disposition of certain real estate assets in order to further facilitate pursuit of its four key operating strategies, including geographic diversification, increased emphasis on return on investment, planned debt reduction and improved operating margins. The disposition of these assets effectuates the Company's strategies to improve its overall return on investment, restore financial leverage to targeted levels, and position the Company to continue its geographic expansion. In addition, the Company also changed its strategy to substantially eliminate its prior practice of investing in long term development projects in order to reduce the operating risk associated with such projects. The accelerated disposition of long term development assets caused certain assets, primarily inventories and investments in unconsolidated joint ventures in California and France, to be identified as being impaired and to be written down. Only certain of the Company's California properties were impacted by the charge while none of the non-California domestic properties were affected. The Company's non-California domestic properties were not affected since they were not held for long term development and were expected to be economically successful such that no impairment was determined. The evaluation of impaired assets considered the depressed nature of the real estate business in certain of the Company's California and French markets, reduced demand from prospective homebuyers, availability of ready buyers for the Company's properties, future costs of development and holding costs during development. Accordingly, based on this evaluation, the Company recorded a non-cash write-down of $170.8 million ($109.3 million, net of income taxes) to state these impaired assets at their fair values. The fair values established were based on various methods, including discounted cash flow projections, appraisals and evaluations of comparable market prices, as appropriate. As the inventories affected by the charge primarily consisted of land which was not under active development, the Company does not anticipate that the charge will have a material effect on its gross margins.

       The Company also decided in the second quarter of 1996 to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). The Company elected to adopt SFAS No. 121 earlier than required by this standard. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Under the new standard, when an impairment loss is required, the related assets are adjusted to their estimated fair value. Fair value for purposes of SFAS No. 121 is deemed to be the amount a willing buyer would pay a

  2.      Charge for Impairment of Long-Lived Assets (continued)

          willing seller for such property in a current transaction, that is, other than in a forced or liquidation sale. For homebuilders, this is a change from the previous accounting standard which required homebuilders to carry real estate assets at the lower of cost or net realizable value. Fair value differs from net realizable value in that, among other things, fair value assumes a cash sale under current market conditions, considers a potential purchaser's requirement for future profit and discounts the timing of estimated future cash receipts. In contrast, net realizable value is the price obtainable in the future based on the current intended use of the land, net of disposal and holding costs, without provision for future profits or discounting future cashflow to present value. The write-down for impairment of long-lived assets recorded in the second quarter was calculated in accordance with the requirements of SFAS No. 121 but was not necessitated by implementation of this standard. Had the Company not adopted SFAS No. 121 in the second quarter a substantial write-down would have nonetheless been recorded.

          The estimation process involved in determining if assets have been impaired and in the determination of fair value is inherently uncertain since it requires estimates of current market yields as well as future events and conditions. Such future events and conditions include economic and market conditions, as well as the availability of suitable financing to fund development and construction activities. The realization of the estimates applied to the Company's real estate projects is dependent upon future uncertain events and conditions and, accordingly, the actual timing and amounts realized by the Company may be materially different from the estimated fair values as described herein.


  3.      Acquisition

          On March 1, 1996, the Company acquired San Antonio, Texas-based Rayco, Ltd. and affiliates ("Rayco") for a total purchase price of approximately $104.5 million, including cash to pay off certain debt assumed. Rayco is San Antonio's largest homebuilder and sells a wide variety of homes, primarily to first-time buyers. The total purchase price was based on the net book values of the entities purchased and the assumption of certain debt. The acquisition was accounted for as a purchase with the results of operations of the acquired entities included in the Company's consolidated financial statements as of the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. This allocation was based on preliminary estimates and may be revised at a later date. The excess of the purchase price over the fair value of net assets acquired was $32.3 million and is being amortized on a straight-line basis over a period of seven years.

          In connection with the acquisition of Rayco, the Company amended its existing domestic unsecured revolving credit agreement with various banks by entering into a Fourth Amended and Restated Loan Agreement dated February 28, 1996, to increase its initial borrowing capacity thereunder to $630 million from $500 million. The additional $130 million of financing obtained by the Company consisted of a $110 million term loan facility, used to finance the acquisition and to refinance portions of the existing indebtedness of Rayco,and a $20 million revolving credit facility to be used for additional general working capital requirements. The amendment to the Company's credit facility provides for a maximum repayment term of eighteen months for the additional $130 million of borrowing capacity. On March 1, 1996, the Company borrowed $104.5 million under this credit facility to consummate the Rayco acquisition, a portion of this amount was used to refinance debt assumed in the acquisition.

          The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Rayco as if the acquisition had occurred as of December 1, 1994, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma results for the nine months ended August 31, 1996 below are presented both before and after the $170.8 million non-cash charge for impairment of long-lived assets.

                                                                        Nine Months Ended
                                                 ------------------------------------------------------
                                                           August 31, 1996              August 31, 1995
                                                 ------------------------------------   ---------------
                                                  After non-cash     Before non-cash
(In thousands except per share amounts)               charge              charge
                                                 ---------------    -----------------
Total revenues                                   $      1,329,486    $      1,329,486   $      1,092,722
Total pretax income (loss)                               (123,825)             46,932             26,769
Net income (loss)                                         (79,225)             29,932             16,869
Earnings (loss) per share                                   (1.99)                .75                .42


       This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Rayco acquisition been consummated as of December 1, 1994, nor are they necessarily indicative of future operating results.


4.     Goodwill

       Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized by the Company over periods ranging from five to seven years using the straight-line method. Accumulated amortization was $6.7 million and $1.6 million at August 31, 1996 and 1995, respectively. In the event that facts and circumstances indicate that the carrying value of goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the goodwill would be compared to its carrying amount to determine if a write-down to fair value or discounted cash flow value is required.


5.     Inventories

Inventories consist of the following (in thousands):

                                                                                     August 31,               November 30,
                                                                                        1996                      1995
                                                                                 -----------------        -----------------
                   Homes, lots and improvements in production                    $         754,772        $         803,926
                   Land under development                                                  134,988                  255,253
                                                                                 -----------------         ----------------
                      Total inventories                                          $         889,760        $       1,059,179
                                                                                 =================        =================


        The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

                                                              Nine Months Ended                  Three Months Ended
                                                        ------------------------------     -------------------------------
                                                          August 31,      August 31,          August 31,       August 31,
                                                             1996            1995                1996             1995
                                                        -------------    -------------     --------------    -------------

                  Interest incurred                     $      49,440    $      48,222      $      15,505    $      16,706
                  Interest expensed                           (27,717)         (20,538)            (8,991)          (7,528)
                                                        -------------    -------------      -------------    -------------
                  Interest capitalized                         21,723           27,684              6,514            9,178
                  Interest amortized                          (15,770)         (11,964)            (6,309)          (5,002)
                                                        -------------    -------------      -------------    -------------
                      Net impact on pretax income       $       5,953    $      15,720      $         205    $       4,176
                                                        =============    =============      =============    =============

  6.     Mortgages and Notes Payable

          On August 28, 1996, the Company's mortgage banking subsidiary entered into a Mortgage Loan Purchase and Interim Servicing Agreement, which provides for up to $100 million of financing for its mortgage banking operations. The agreement, which expires on August 27, 1997, provides for a commitment fee based upon the unused portion of the commitment and a program fee on the amount outstanding based upon either the Federal Funds or Eurodollar rate plus an applicable spread. The terms of the agreement include financial covenants, which, among other things, require the maintenance of certain financial statement ratios and a minimum tangible net worth.


  7.      Earnings Per Share

          The computation of earnings per share is based on the weighted average number of common shares, equivalent Series B convertible preferred shares and common share equivalents outstanding during the applicable period. All of the Company's Series B convertible preferred shares were converted into shares of the Company's common stock on April 1, 1996, the mandatory conversion date. Prior to their conversion the Series B convertible preferred shares were considered common stock due to their mandatory conversion into common stock, and the related dividends were not deducted from net income for purposes of calculating earnings per share. Common share equivalents include dilutive stock options using the treasury stock method.

          If, for purposes of calculating earnings per share, the Series B convertible preferred shares were excluded from the weighted average shares outstanding and the related dividends deducted from net income, the computation would have resulted in a loss per share of $2.34 and earnings per share of $.11 for the nine months ended August 31, 1996 and 1995, respectively. While this computation is not applicable for the third quarter of 1996 due to the conversion of the Series B convertible preferred shares into common stock, the same computation would have resulted in earnings per share of $.13 for the three months ended August 31, 1995.


  8.      Reclassifications

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

     In large measure due to the Rayco acquisition, total Company revenues for the three months ended August 31, 1996 increased 29.3% to $481.4 million from $372.3 million for the three months ended August 31, 1995. For the nine months ended August 31, 1996, total revenues increased 38.0% to $1,266.2 million from $917.6 million for the first nine months of 1995. Higher housing and land sale revenues primarily accounted for the increases in total revenues for the three month and nine month periods. Net income for the third quarter of 1996 increased to $13.3 million or $.33 per share from $6.9 million or $.17 per share for the same period a year ago. For the nine months ended August 31, 1996, the Company recorded a net loss of $81.1 million or $2.04 per share. Excluding the $170.8 million non-cash charge for impairment of long-lived assets recorded in the second quarter of 1996, earnings for the nine months ended August 31, 1996 totaled $28.1 million or $.70 per share compared with net income of $11.1 million or $.28 per share for the nine months ended August 31, 1995. The results for the three and nine months ended August 31, 1996, which included operations of Rayco after the acquisition was consummated on March 1, 1996, reflected improved unit deliveries, continued progress on the Company's initiatives implemented throughout 1995 to improve gross margins and contain costs, and an increase in pretax income from mortgage banking operations. Mortgage banking pretax income improved primarily due to increased loan volume, strong cost control and higher gains on the sale of servicing rights.


     CONSTRUCTION
     Revenues increased by $108.5 million to $472.8 million in the third quarter of 1996 from $364.3 million in the third quarter of 1995. This increase was primarily due to the inclusion of $69.6 million in revenues from Rayco as well as greater non-Rayco housing and land sale revenues. Residential revenues for the three months ended August 31, 1996 increased by $78.5 million, or 22.0%, to $435.5 million compared to $357.0 million in the year-earlier period, as the Company delivered 2,749 units in the current quarter (including 738 deliveries from Rayco) compared to 2,111 deliveries for the same quarter a year ago. Excluding the effects of the Rayco acquisition, housing revenues for the third quarter of 1996 increased 2.5% over the same period a year ago, reflecting a 7.7% increase in the average selling price, partially offset by a 4.7% decline in unit volume. Housing revenues in the United States totaled $397.9 million on 2,566 unit deliveries in the third quarter of 1996 compared to $326.9 million on 1,965 units in the prior year's period. Excluding Rayco, housing revenues in the United States totaled $328.3 million on 1,828 unit deliveries in the current quarter representing a .4% increase in housing revenues and a 7.0% decrease in deliveries from the same quarter a year ago. California housing operations generated revenues of $245.7 million on 1,259 units in the third quarter of 1996 compared to $257.8 million on 1,454 units in the same quarter a year ago. California housing revenues and units declined 4.7% and 13.4%, respectively in the third quarter of 1996 compared to the same quarter a year ago while domestic operations outside of California experienced improvement during this period. Excluding Rayco, domestic operations outside of California generated $82.6 million of housing revenues on 569 units in the third quarter of 1996 compared to $69.1 million on 511 units for the same period a year ago.
     The acquisition of Rayco coupled with continued growth in the Company's operations outside of California resulted in non-California United States deliveries accounting for 50.9% of the domestic unit total in the third quarter of 1996 compared to 26.0% in the third quarter of 1995. Revenues from French housing operations during the current period increased to $36.9 million on 180 units from $28.7 million on 133 units in the prior year's third quarter.

        During the third quarter of 1996, the Company's overall average selling price decreased to $158,400 from $169,000 in the same quarter a year ago, reflecting the integration of Rayco (which had an average selling price of $94,300 for the quarter) into the Company's operations. Excluding the effects of the Rayco acquisition, the Company-wide average selling price increased 7.7% to $182,000 in the third quarter of 1996. This increase resulted from a 7.9% increase in the Company's domestic average selling price, partially offset by a 4.8% decrease in the French average selling price compared to the year-earlier period. Excluding Rayco, the Company's average new home price in the United States increased in the third quarter of 1996 to $179,600 from $166,400 in the same period of 1995, reflecting a 10.1% and 7.2% rise in the average selling prices in California and other United States operations, respectively. The increase in average selling prices in the United States (excluding the operations of Rayco) occurred as a result of a change in product mix favoring more higher priced urban in-fill locations and first-time move-up sales. In France, the Company's average selling price for the three months ended August 31, 1996 decreased to $205,000 from $215,400 in the year-earlier quarter primarily as a result of a change in the mix of deliveries.

        Third quarter revenues from commercial operations totaled $.7 million in 1996 compared to $5.3 million in 1995, reflecting the Company's decreasing commercial development activities in France compared to the year-earlier period. Company revenues from land sales increased $34.6 million to $36.6 million in the three months ended August 31, 1996 compared to $2.0 million in the same period of 1995. The higher level of land sale revenues in the third quarter of 1996 was impacted by the Company's aggressive asset sale program implemented as part of its debt reduction strategy. Generally, land sale revenues fluctuate based on the Company's decision to maintain or decrease its land ownership position in certain markets, the strength and number of competing developers entering markets at given points in time, the availability of land in markets served by the Company's housing divisions, and prevailing market conditions.

        For the nine months ended August 31, 1996, construction revenues totaled $1,242.4 million, an increase of $345.3 million from $897.1 million for the same period a year ago, primarily as a result of higher housing and land sale revenues. The increase in housing revenues reflected higher unit volume and a higher average selling price(excluding the operations of Rayco). Housing revenues totaled $1,178.9 million on 7,315 units in the first nine months of 1996 compared to $877.7 million on 5,353 units for the same period a year ago. Excluding Rayco, housing revenues for the first nine months of 1996 increased 19.2% from the same period a year ago. Housing operations in the United States produced revenues of $1,086.2 million on 6,866 units ($953.6 million on 5,445 units excluding Rayco) in the first nine months of 1996 and $803.2 million on 4,971 units in the comparable period of 1995. Deliveries in California increased 2.3% to 3,807 units for the first nine months of 1996 from 3,721 units for the first nine months of 1995, while deliveries from other United States operations (excluding Rayco) increased 31.0% to 1,638 from 1,250 units during the same period. Including Rayco, such other United States deliveries increased to 3,059 units, representing a 144.7% increase from the year-earlier period. French housing revenues totaled $90.6 million on 436 units in the first nine months of 1996 and $70.4 million on 345 units in the corresponding period of 1995. This represents an increase of 28.7% and 26.4% in French housing revenues and deliveries, respectively in the first nine months of 1996 compared to the same period a year ago.

        The Company-wide average new home price decreased to $161,100 in the first nine months of 1996 from $163,900 in the year-earlier period. Excluding Rayco, the Company-wide average selling price increased to $177,500 for the first three quarters of 1996, reflecting a 11.2% and 5.0% increase in the average selling prices in California and other United States operations, respectively. Additionally, the average selling price in France for the nine month period increased to $207,900 in 1996 from $204,000 in 1995. The higher average selling prices in the United States and France reflected higher priced urban in-fill locations and first-time move up sales, and a change in the mix of deliveries, respectively.

        Revenues from the development of commercial buildings in France increased to $12.1 million for the first nine months of 1996 from $10.2 million in the comparable period of 1995. Company-wide revenues from land sales totaled $51.3 million for the first three quarters of 1996 compared to $9.2 million for the same period a year ago, an increase of $42.1 million. This increase in revenues from land sales reflected the results of the Company's aggressive asset sale program implemented as part of its strategy to reduce debt.

     Operating income increased by $9.1 million to $25.7 million in the third quarter of 1996 from $16.6 million in the third quarter of 1995. This increase was primarily due to improved gross profits on housing sales, reflecting higher unit volume and improved gross margins due, in part, to the inclusion of Rayco in the Company's operations in the third quarter. Gross profits (excluding profits from land sales) increased by $19.5 million to $83.8 million in the third quarter of 1996 from $64.3 million in the prior year's quarter. Gross profits (excluding profits from land sales) as a percentage of related revenues increased to 19.2% in the current quarter from 17.8% in the year-earlier quarter. For the same period, the Company's housing gross margin was 19.2% in 1996, up from 17.7% in 1995. This increase primarily reflected an improvement in the other United States housing gross margin mainly due to the acquisition of Rayco, which generates a higher margin than the overall Company gross margin, and continued growth in the Company's higher margin operations in other western states. The Company's housing gross margin in the third quarter of 1996 was not significantly impacted by the non-cash charge for impairment of long-lived assets as the charge primarily related to land which was not under active development. Land sales generated profits of $.5 million in the third quarter of 1996 compared to $.3 million during the same quarter a year ago.

     Selling, general and administrative expenses increased by $10.5 million to $58.5 million in the third quarter of 1996 from $48.0 million in the third quarter of 1995. This increase was primarily due to the inclusion of Rayco's operations, which added $8.9 million of selling, general and administrative expenses (including the amortization of goodwill), and an increase in marketing expenses from the Company's remaining operations due to higher unit volume. As a percentage of housing revenues, selling, general and administrative expenses improved .1 percentage point to 13.4% in the third quarter of 1996 from 13.5% in the same quarter a year ago. This improvement was due to higher unit volume, primarily resulting from the Rayco acquisition, and the impact of the Company's cost containment initiatives, including reductions in sales incentives, implemented during the course of 1995.

     For the nine months ended August 31, 1996, operating income (excluding the $170.8 million non-cash charge for impairment of long-lived assets) increased by $29.9 million to $62.9 million from $33.0 million in the corresponding period of 1995. This increase was principally due to higher gross profits on housing sales, reflecting both higher unit volume and an improvement in margins, mainly due to the operations of Rayco. For the nine-month period, gross profits (excluding profits from land sales) increased by $68.1 million to $219.7 million in 1996 from $151.6 million in 1995. As a percentage of related revenues, gross profits (excluding profits from land sales) were 18.4% in the first nine months of 1996 compared to 17.1% in the prior year's period. Excluding the effects of commercial development activities, housing gross profits as a percentage of related revenues increased to 18.3% in the first nine months of 1996 from 17.0% a year earlier. This increase primarily reflected the addition of Rayco, a .5 percentage point improvement in California gross margin and continued growth in the Company's higher margin operations in other western states. Gross profits from land sales decreased by $1.4 million in the first nine months of 1996 to $1.8 million from the $3.2 million recorded in the first nine months of 1995.

     Selling, general and administrative expenses increased by $36.9 million to $158.7 million for the first nine months of 1996 from $121.8 million for the same period of 1995. This increase was primarily due to the inclusion of Rayco's operations which added $17.4 million of selling, general and administrative expenses (including the amortization of goodwill since its inclusion in the Company since March 1, 1996), and an increase in marketing expenses from the Company's remaining operations due to higher unit volume. As a percentage of housing revenues, selling, general and administrative expenses improved .4 percentage points to 13.5% for the first nine months of 1996 from 13.9% in the corresponding period of 1995. This improvement reflected higher unit volume, resulting from the acquisition of Rayco, and the impact of the Company's cost containment efforts.

     In the second quarter of 1996, the Company decided to accelerate the disposition of certain real estate assets in order to further facilitate pursuit of its four key operating strategies, including geographic diversification, increased emphasis on return on investment, planned debt reduction and improved operating margins. The disposition of these assets effectuates the Company's strategies to improve its overall return on investment, restore financial leverage to targeted levels, and position the Company to continue its geographic expansion. In addition, the Company also changed its strategy to substantially eliminate its prior practice of investing in long term development projects in order to reduce the operating risk associated with such projects. The accelerated disposition of long term development assets caused certain assets, primarily inventories and investments in unconsolidated joint ventures in California and France, to be identified as being impaired and to be written down. Only certain of the Company's California properties were impacted by the charge while none of the non-California domestic properties were affected. The Company's non-California domestic properties were not affected since they were not held for long term development and were expected to be economically successful such that no impairment was determined. The evaluation of impaired assets considered the depressed nature of the real estate business in certain of the Company's California and French markets, reduced demand from prospective homebuyers, availability of ready buyers for the Company's properties, future costs of development and holding costs during development. Accordingly, based on this evaluation, the Company recorded a non-cash write-down of $170.8 million ($109.3 million, net of income taxes) to state these impaired assets at their fair values. The fair values established were based on various methods, including discounted cash flow projections, appraisals and evaluations of comparable market prices, as appropriate. As the inventories affected by the charge primarily consisted of land which was not under active development, the Company does not anticipate that the charge will have a material effect on its gross margins.

        The Company also decided in the second quarter of 1996 to adopt SFAS No. 121 earlier than required by this standard. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Under the new standard, when an impairment loss is required, the related assets are adjusted to their estimated fair value. Fair value for purposes of SFAS No. 121 is deemed to be the amount a willing buyer would pay a willing seller for such property in a current transaction, that is, other than in a forced or liquidation sale. For homebuilders, this is a change from the previous accounting standard which required homebuilders to carry real estate assets at the lower of cost or net realizable value. The write-down for impairment of long-lived assets recorded in the second quarter was calculated in accordance with the requirements of SFAS No. 121 but was not necessitated by implementation of this standard. Had the Company not adopted SFAS No. 121 in the second quarter a substantial write-down would have nonetheless been recorded.

        Interest income totaled $.5 million in the third quarter of 1996 compared to $.6 million in the prior year's third quarter. For the first nine months, interest income totaled $1.9 million in 1996 and $1.6 million in 1995. Interest income for the third quarter and first nine months of 1996 reflected little change in the interest bearing average balances of short-term investments and mortgages receivable compared to the same periods a year ago.

        Interest expense (net of amounts capitalized), reflecting a lower percentage of interest capitalized, increased to $9.0 million in the third quarter of 1996 from $7.5 million in the third quarter of 1995. The Company's average indebtedness for the quarter ended August 31, 1996 decreased from the same period a year ago as a result of the Company's debt reduction strategy. For the nine-month period, interest expense increased by $7.2 million to $27.7 million in 1996 compared to $20.5 million in 1995 due to higher average debt levels and a lower percentage of interest capitalized. Average debt levels for the nine months ended August 31, 1996 increased from the same period a year ago primarily as a result of additional borrowings under the Company's amended domestic unsecured revolving credit agreement for the acquisition of Rayco and continued growth in the Company's western United States operations. The lower capitalization rate during the three and nine months ended August 31, 1996 reflected a higher proportion of land in production in 1996 compared to 1995 and non-capitalization of interest on borrowings associated with the acquisition of Rayco.

        Minority interests in pretax income of consolidated joint ventures totaled less than $.1 million in the three months ended August 31, 1996 compared to $.3 million for the same period of 1995. For the first nine months of 1996, minority interests in pretax income of consolidated joint ventures totaled $.2 million compared to $.4 million for the same period a year ago. Minority interests, which primarily relate to commercial activities in France, are expected to remain at relatively low levels reflecting the limited opportunities currently available in the French commercial market.

     Equity in pretax income (loss) of unconsolidated joint ventures reflected slightly positive results in the third quarter of 1996 compared to a loss of $1.2 million in the third quarter of 1995. The Company's joint ventures recorded combined revenues of $2.8 million in the current quarter compared to $10.2 million for the corresponding period of 1995. All of these revenues in the third quarter of 1996 and 1995 were from residential properties. For the first nine months of 1996, the Company's equity in pretax loss of unconsolidated joint ventures totaled $1.7 million, increasing from $1.3 million in the same period of 1995. Combined revenues from these joint ventures totaled $4.9 million in the first nine months of 1996 compared to $26.8 million in the first nine months of 1995. Of these amounts, revenues from residential properties accounted for $4.8 million in 1996 and $23.8 million in 1995. The losses recorded in the nine month period ended August 31, 1996 and the three and nine month periods ended August 31, 1995 primarily related to a single French multi-family residential project. As a result of the non-cash charge for impairment of long-lived assets taken in the second quarter of 1996 to reflect the impairment in unconsolidated joint ventures, the Company does not anticipate incurring significant additional losses from these joint ventures in the future.


     MORTGAGE BANKING
     Interest income and interest expense both decreased by $.2 million in the third quarter of 1996 compared to the mortgage banking's performance in the same quarter a year ago. For the nine months ended August 31, 1996, interest income from mortgage banking declined by $.8 million and related interest expense dropped by $.8 million from the same period of 1995. The amounts for the three and nine month periods decreased primarily due to the decline in balances of outstanding mortgage-backed securities and related collateralized mortgage obligations from the prior year's period, stemming from both regularly scheduled monthly principal amortization and prepayment activity of mortgage collateral. Interest income and expense are expected to continue to decline as the mortgage-backed securities and related collateralized mortgage obligations pay off at approximately the same rate.

     Other mortgage banking revenues increased by $.8 million to $5.0 million in the third quarter of 1996 from $4.2 million in the prior year's third quarter. For the first nine months of 1996, other mortgage banking revenues totaled $12.8 million, an increase of $4.2 million from $8.6 million in the prior year's period. These increases were mainly the result of higher gains on the sale of servicing rights due to a higher volume of mortgage originations and a more favorable mix of fixed to variable rate loans.

     General and administrative expenses associated with mortgage banking increased slightly to $1.8 million in the third quarter of 1996 from $1.7 million in the prior year's third quarter. For the nine-month period, these expenses were $4.8 million in 1996 and $4.1 million in 1995. The increase in general and administrative expenses in 1996 resulted from higher mortgage production levels, due to the increase in domestic unit deliveries, partially offset by the benefit of cost reduction programs.



     INCOME TAXES
     Income taxes consisted of income tax expense of $7.4 million and $4.0 million in the third quarter of 1996 and 1995, respectively. For the first nine months of 1996, the income tax benefit totaled $45.7 million compared to $6.5 million of income tax expense in the same period of 1995. The tax benefit in the nine month period of 1996 reflected the pretax losses reported by the Company as a result of the non-cash charge for impairment of long-lived assets recorded in the second quarter of 1996. The income tax amounts represented effective income tax rates of approximately 36% and 37% in 1996 and 1995, respectively.


                        LIQUIDITY AND CAPITAL RESOURCES

     The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing.

        For the nine months ended August 31, 1996, net cash used for operating, investing and financing activities totaled $20.0 million compared to $22.4 million used in the first nine months of 1995. The Company's operating activities for the first nine months of 1996 provided cash of $204.8 million compared to $102.7 million used during the first nine months of 1995. The sources of operating cash for the nine months ended August 31, 1996, were a reduction in inventories totaling $123.4 million (excluding $17.0 million of inventories acquired through seller financing) a reduction in receivables of $53.6 million and various non-cash items, including the $170.8 million non- cash charge for impairment of long-lived assets, offsetting the net loss of $81.1 million (which included the non-cash charge for impairment of long-lived assets) recorded for the first three quarters of 1996. Uses of cash during the first nine months of 1996 included a $35.0 million change in deferred taxes and a $40.3 million decrease in accounts payable, accrued expenses and other liabilities. During the nine months ended August 31, 1996, excluding the acquisition of Rayco and the non-cash charge for the impairment of long-lived assets, inventories decreased, primarily in California, as the Company continued to execute its debt reduction strategy in 1996, including the aggressive asset sale program. The reduction in receivables mainly related to a decrease in mortgage origination volume in the third quarter of 1996 compared to the fourth quarter of 1995, resulting in a lower balance of mortgages held under commitment of sale.

        Operating activities for the first nine months of 1995 used cash for a net investment of $115.1 million in inventories (excluding $27.3 million of inventories acquired through seller financing) and to pay down $22.3 million in accounts payable, accrued expenses and other liabilities. The use of cash was partially offset by nine months' earnings of $11.1 million, a reduction in receivables of $37.5 million and various non-cash items deducted from net income. Inventories increased in 1995 mainly due to the Company's domestic expansion. The reduction in receivables related to a decrease in receivables from both construction and mortgage banking operations. Construction receivables decreased as a result of increased collections on mortgages receivable and customer accounts, while mortgage banking receivables related to mortgages held under commitment of sale decreased due to lower mortgage origination volume in the third quarter of 1995 compared to the fourth quarter of 1994.

        Cash used by investing activities totaled $76.3 million in the nine months ended August 31, 1996 compared to $6.8 million provided in the year-earlier period. In the first nine months of 1996, $80.6 million of cash was used for the purchase of Rayco, acquired on March 1, 1996 for a total of $104.5 million, including cash to pay off the debt assumed. In addition, cash of $5.1 million was used for investments in unconsolidated joint ventures and $5.4 million was used for other investing activities. Partially offsetting these uses was $15.8 million in proceeds received from mortgage-backed securities which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral. In the first nine months of 1995, proceeds of $9.5 million received from mortgage-backed securities were partially offset by $3.4 million of cash used for other investing activities.

        Financing activities in the first three quarters of 1996 used $148.5 million of cash compared to $73.5 million provided in the same period of 1995. In the first nine months of 1996, cash was used for net payments on borrowings of $119.9 million, reflecting the Company's progress on its debt reduction strategy; payments on collateralized mortgage obligations of $14.7 million, the funds for which were provided by receipts on mortgage-backed securities; and cash dividend payments of $13.2 million. The mandatory conversion of 6.5 million outstanding depositary shares into shares of common stock was completed on April 1, 1996 and has reduced cash flow required for future dividends by approximately $2.0 million per quarter. Financing activities for the nine months ended August 31, 1995 resulted in net cash inflows due mainly to $97.9 million in net proceeds from borrowings, partially offset by payments on collateralized mortgage obligations of $9.0 million; and $14.7 million of cash dividend payments.

        In connection with the acquisition of Rayco, the Company amended its existing domestic unsecured revolving credit agreement with various banks to increase its initial borrowing capacity thereunder to $630 million from $500 million. The additional $130 million of financing obtained by the Company consisted of a $110 million term loan facility, used to finance the acquisition and to refinance portions of the existing indebtedness of Rayco, and a $20 million revolving credit facility to be used for general working capital requirements. The amendment to the Company's credit facility is set forth in the Fourth Amended and Restated Loan Agreement, dated February 28, 1996, which provides for a maximum repayment term of eighteen months for the additional $130 million of borrowing capacity. Despite borrowings of $104.5 million in the second quarter to acquire Rayco, the Company's debt totaled $580.6 million at August 31, 1996, $99.1 million less than the balance at the end of the second quarter of 1996, reflecting progress in the Company's aggressive debt reduction program.
     Key elements of the Company's debt reduction program include an increased emphasis on contracting for sales prior to construction ("pre sales") rather than on sales of inventory or "spec" homes, stringent control of production inventory, a focus on reducing standing inventory, and an aggressive land asset sale program. The debt reduction program is intended to reduce the Company's indebtedness in order to assist in restoring financial leverage (as measured by a debt to total capital ratio) to the Company's targeted range of 50% to 60% over time. The Company's ratio of debt to total capital was 64.1% at the end of the 1996 third quarter compared to 68.4% at the end of the 1996 second quarter.

     Under the Company's $630 million domestic unsecured revolving credit facility, which contains a $200 million sublimit for the Company's mortgage banking operations, a total of $337.8 million was available for future use as of August 31, 1996. In addition to the $200 million sublimit, all of which was available for the mortgage banking operation's use at August 31, 1996, the Company's mortgage banking operations had commitments of $120 million on the asset-backed commercial paper facility. Of the total $120 million potentially available under this facility, $46.0 million was available at August 31, 1996. On August 28, 1996, the Company's mortgage banking subsidiary entered into a Mortgage Loan Purchase and Interim Servicing Agreement, which provides for up to $100 million for its mortgage banking operations. The agreement, which expires on August 27, 1997, provides for a commitment fee based upon the unused portion of the commitment and a program fee on the amount outstanding based upon either the Federal Funds or Eurodollar rate plus an applicable spread. At August 31, 1996, the mortgage banking operations had $57.9 million outstanding under this agreement. The Company's French unsecured financing agreements had in the aggregate $25.8 million available at August 31, 1996.

     The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

     The Company's residential backlog as of August 31, 1996, consisted of 3,398 units, representing aggregate future revenues of approximately $517.7 million compared to 1,851 units representing $333.5 million a year earlier. Excluding the effects of the Rayco acquisition, unit and dollar backlog as of August 31, 1996 rose 12.2% and 18.0%, respectively, from August 31, 1995 levels. The Company's operations in the United States, including Rayco, accounted for approximately $454.8 million of backlog value on 3,106 units at August 31, 1996 compared to $277.3 million on 1,586 units at August 31, 1995 as net orders increased to 2,539 in the third quarter of 1996 from 2,160 in the third quarter of 1995. Backlog in California increased to approximately $225.5 million on 1,083 units at August 31, 1996 compared to $191.2 million on 993 units at August 31, 1995 despite net orders decreasing 12.2% to 1,395 in the current quarter from 1,588 for the same quarter a year ago. The Company's other United States operations, excluding Rayco, demonstrated year-over-year growth in backlog levels with backlog at August 31, 1996 increasing to approximately $105.2 million on 702 units from $86.1 million on 593 units at August 31, 1995. Net orders for other United States operations (excluding Rayco) increased 2.3% to 585 for the three months ended August 31, 1996 from 572 for the same period of 1995.

     In France, the residential backlog value at August 31, 1996 totaled approximately $55.2 million on 261 units and $54.6 million on 248 units a year earlier. Backlog levels in France were slightly improved at August 31, 1996 although net orders decreased 24.6% to 104 in the third quarter of 1996 from 138 net orders for the same period a year ago. Backlog associated with consolidated commercial development activities in France totaled $5.9 million at August 31, 1996 compared to $20.1 million at August 31, 1995, reflecting reduced opportunities in the French commercial market.

     In Mexico, the Company delivered its first 3 homes during the quarter ended August 31, 1996. The Company also recorded 7 net orders in the current quarter bringing backlog at August 31, 1996 to $7.6 million on 31 units.

        Although the Company generated these net orders in 1996, the new home market in Mexico remains seriously hampered by the decline in the value of the peso and the economic recession created by the devaluation. The Mexican recession has slowed an already complex regulatory process and has heightened consumer concerns about new home purchases. Despite these troubled conditions, demand for housing in Mexico remains substantial. The Company continues to closely monitor the unsettled economic environment and remains cautious regarding these operations, and continues to reassess its level of activity in Mexico and the desirability of expanding its market presence there.

        Substantially all of the homes included in the Company's third quarter residential backlog are expected to be delivered in 1996; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

        The third quarter of 1996 marked the Company's fourth consecutive quarter of improved year-over-year unit deliveries, total revenues, housing gross margin, selling, general and administrative expense ratio, pretax income and earnings per share (excluding the non-cash charge for impairment of long-lived assets). This improvement has been largely driven by progress achieved in each of the four major strategies (non-California United States expansion, improved return on investment, an aggressive inventory and debt reduction program, and improved operating margin) upon which the Company has focused during 1996. In light of higher backlog levels at August 31, 1996, the Company is optimistic that this trend can continue for the remainder of the year. However, the Company's outlook for 1997 is cautious due to recent softness in Company-wide net orders. Total Company-wide net orders, excluding net orders from Rayco, in the first six weeks of the fourth quarter were down 10.0% from the same period a year ago. Domestic net orders, excluding Rayco, decreased 15.4% during the first five weeks of the fourth quarter of 1996 compared to the same period a year ago, reflecting an 18.9% decrease in California net orders and a 4.1% decrease in other United States net orders. In France, net orders during the first five weeks of the 1996 fourth quarter were up 47.5% from the corresponding period last year. The continued softness in domestic net orders into the fourth quarter along with other external factors such as the potential for interest rate increases, contribute to the caution in the Company's outlook for 1997.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three months and nine months ended August 31, 1996 and 1995, together with backlog data in terms of units and value by geographical market as of August 31, 1996 and 1995.

                           Three Months Ended August 31,
                        -----------------------------------
                         Deliveries           Net Orders
                        ---------------    ----------------
Market                  1996      1995      1996     1995
-------------------     ------   --------  ------  --------
California               1,259     1,454     1,395    1,588
Other United States      1,307       511     1,144      572
France                     180       133       104      138
Canada                       -        13         -       13
Mexico                       3         -         7        -
                        ------   -------    ------  -------
    Total                2,749     2,111     2,650    2,311
                        ======   =======    ======  =======


                           Nine Months Ended August 31,
                       -----------------------------------                            Backlog - Value
                         Deliveries         Net Orders        Backlog - Units            In Thousands
                       ---------------   ----------------    -------------------   ---------------------
Market                 1996      1995      1996     1995      1996        1995       1996         1995
-------------------  --------  --------  -------- --------   --------   --------     --------    --------
California              3,807     3,721     4,264    4,086      1,083        993     $225,486    $191,182
Other United States     3,059     1,250     3,083    1,644      2,023 *      593      229,348*     86,096
France                    436       345       468      424        261        248       55,236      54,560
Canada                     10        37        15       34          - *       17            -*      1,683
Mexico                      3         -        34        -         31          -        7,595           -
                     --------  --------  -------- --------   --------   --------     --------    --------
    Total               7,315     5,353     7,864    6,188      3,398 *    1,851     $517,665*   $333,521
                     ========  ========  ======== ========   ========   ========     ========    ========


      * Backlog amounts for 1996 have been adjusted to reflect the acquisition of Rayco and disposition of Canadian operations. Therefore, backlog amounts at November 30, 1995 combined with sales and delivery activity for the first nine months of 1996 will not equal ending backlog at August 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

11     Statement of Computation of Per Share Earnings (Loss).

24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is incorporated by reference herein.

27     Financial Data Schedule.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended August 31, 1996.

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




Dated         October 15, 1996               /s/ BRUCE KARATZ
              ---------------------          ----------------------------------
                                             Bruce Karatz
                                             Chairman, President and Chief
                                             Executive Officer




Dated         October 15, 1996               /s/ MICHAEL F. HENN
              ---------------------          ----------------------------------
                                             Michael F. Henn
                                             Senior Vice President and Chief
                                             Financial Officer

                                                           Page of Sequentially
INDEX OF EXHIBITS                                              Numbered Pages
                                                           --------------------

11    Statement of Computation of Per Share Earnings (Loss)         21
27    Financial Data Schedule                                       22