Form 10-Q/A
period 1996-02-29
KAUFMAN & BROAD HOME CORP
filed 1996-10-22
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                       KAUFMAN AND BROAD HOME CORPORATION
                                  FORM 10-Q/A
                                     INDEX

                                                                                                   PAGE
                                                                                                 NUMBER(S)
                                                                                                 ---------
PART I.  FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                Consolidated Statements of Income -
                Three Months ended February 29, 1996 and February 28, 1995                           3

                Consolidated Balance Sheets -
                February 29, 1996 and November 30, 1995                                              4

                Consolidated Statements of Cash Flows -
                Three Months ended February 29, 1996 and February 28, 1995                           5

                Notes to Consolidated Financial Statements                                          6-8

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      9-14

PART II.  OTHER INFORMATION

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 15

       ITEM 5.  OTHER INFORMATION                                                                   15

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    15


SIGNATURES                                                                                          16

INDEX OF EXHIBITS                                                                                   17

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
                                                        ========         ========


4.  Charge for Impairment of Long-Lived Assets

    The Company is considering the implementation of a new business plan involving the accelerated disposition of certain long term development assets as a means of facilitating certain key operating strategies. Although the Company has not completed its consideration of the contemplated business plan, the Company believes disposition of these assets would effectuate the Company's strategies to improve its overall return on investment, restore financial leverage to targeted levels, and position the Company to continue its geographic expansion. The accelerated disposition of long term development assets will likely cause certain assets, primarily inventories and investments in unconsolidated joint ventures, to be identified as being impaired and to be written down. Accordingly, if the Company adopts the new business plan and thereby resolves to accelerate the disposition of certain long term development assets, it would expect to record a material non-cash write-down upon adoption of the plan to state the assets identified as impaired at their fair values. As the evaluation of assets which would be impaired as a result of adoption of the plan is not complete, an estimate of the amount of the write-down is not currently available. The evaluation of such assets will consider the depressed nature of the real estate business in certain of the Company's markets, reduced demand from prospective homebuyers, availability of ready buyers for the Company's properties, future costs of development and holding costs during development.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. When an impairment loss is required, the related assets are adjusted to their estimated "fair value" as defined in SFAS No. 121. This new accounting pronouncement is effective for fiscal years beginning after December 15, 1995.

    The Company is currently contemplating the adoption of SFAS No. 121 as of the end of the second quarter ended May 31, 1996, earlier than required by the standard. It is anticipated that if the Company's new business plan regarding the disposition of certain long term development assets is adopted and if a final decision to adopt SFAS No. 121 is made, any write-down associated with the impairment of such assets will be calculated in accordance with the requirements of SFAS No. 121.

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

                   CHARGE FOR IMPAIRMENT OF LONG-LIVED ASSETS

    The Company is considering the implementation of a new business plan involving the accelerated disposition of certain long term development assets as a means of facilitating certain key operating strategies. Although the Company has not completed its consideration of the contemplated business plan, the Company believes disposition of these assets would effectuate the Company's strategies to improve its overall return on investment, restore financial leverage to targeted levels, and position the Company to continue its geographic expansion. The accelerated disposition of long term development assets will likely cause certain assets, primarily inventories and investments in unconsolidated joint ventures, to be identified as being impaired and to be written down. Accordingly, if the Company adopts the new business plan and thereby resolves to accelerate the disposition of certain long term development assets, it would expect to record a material non-cash write-down upon adoption of the plan to state the assets identified as impaired at their fair values. As the evaluation of assets which would be impaired as a result of adoption of the plan is not complete, an estimate of the amount of the write-down is not currently available. The evaluation of such assets will consider the depressed nature of the real estate business in certain of the Company's markets, reduced demand from prospective homebuyers, availability of ready buyers for the Company's properties, future costs of development and holding costs during development.

    In March 1995, the Financial Accounting Standards Board issued SFAS
    No. 121 which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. When an impairment loss is required, the related assets are adjusted to their estimated "fair value" as defined in SFAS No. 121. This new accounting pronouncement is effective for fiscal years beginning after December 15, 1995.

    The Company is currently contemplating the adoption of SFAS No. 121 as of the end of the second quarter ended May 31, 1996, earlier than required by the standard. It is anticipated that if the Company's new business plan regarding the disposition of certain long term development assets is adopted and if a final decision to adopt SFAS No. 121 is made, any write-down associated with the impairment of such assets will be calculated in accordance with the requirements of SFAS No. 121.

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

                                                                                                      Backlog - Value
                                  Deliveries             Net Orders            Backlog - Units          In Thousands
                            --------------------    --------------------    --------------------    --------------------
     Market                   1996        1995        1996        1995        1996        1995        1996        1995
------------------------    --------    --------    --------    --------    --------    --------    --------    --------
     California                1,095         972       1,292       1,101         823         757    $153,074    $125,870

     Other United States         487         293         540         374         599         280      86,880      38,971

     France                       96         102         123         152         256         219      51,820      44,820

     Canada                        5        --             2           9           8          29         920       2,958

     Mexico                     --          --            19        --            19        --         4,028        --
                            ========    ========    ========    ========    ========    ========    ========    ========
         Total                 1,683       1,367       1,976       1,636       1,705       1,285    $296,722    $212,619
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





      Dated        October 22, 1996         /s/ BRUCE KARATZ
               -------------------------    -----------------------------------
                                             Bruce Karatz
                                             Chairman, President and
                                                 Chief Executive Officer





      Dated        October 22, 1996         /s/ MICHAEL F. HENN
               -------------------------    -----------------------------------
                                             Michael F. Henn
                                             Senior Vice President and
                                                 Chief Financial Officer

                                                                       Page of
                                                                     Sequentially
      INDEX OF EXHIBITS                                             Numbered Pages
                                                                 ---------------------
      11     Statement of Computation of Per Share Earnings               18

      27     Financial Data Schedule                                      19