Form 10-Q/A
period 1996-05-31
KAUFMAN & BROAD HOME CORP
filed 1996-10-23
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q/A



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



                                                                                            PAGE
                                                                                          NUMBER(S)
                                                                                          ---------
PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                   Consolidated Statements of Income -
                   Six Months and Three Months ended May 31, 1996 and 1995                    3

                   Consolidated Balance Sheets -
                   May 31, 1996 and November 30, 1995                                         4

                   Consolidated Statements of Cash Flows -
                   Six Months ended May 31, 1996 and 1995                                     5

                   Notes to Consolidated Financial Statements                               6-9

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          10-17

PART II.  OTHER INFORMATION

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                       18

          ITEM 5.  OTHER INFORMATION                                                         18

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          19

SIGNATURES                                                                                   20

INDEX OF EXHIBITS                                                                            21


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

     The Company also decided in the second quarter of 1996 to adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). The Company elected to adopt SFAS No. 121 earlier than required by this standard. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Under the new standard, when an impairment loss is required, the related assets are adjusted to their estimated

2.      Charge for Impairment of Long-Lived Assets (continued)

        fair value. Fair value for purposes of SFAS No 121 is deemed to be the amount a willing buyer would pay a willing seller for such property in a current transaction, that is, other than in a forced or liquidation sale. For homebuilders, this is a change from the previous accounting standard which required homebuilders to carry real estate assets at the lower of cost or net realizable value. Fair value differs from net realizable value in that, among other things, fair value assumes a cash sale under current market conditions, considers a potential purchaser's requirement for future profit and discounts the timing of estimated future cash receipts. In contrast, net realizable value is the price obtainable in the future based on the current intended use of the land, net of disposal and holding costs, without provision for future profits or discounting future cash flow to present value. The write-down for impairment of long-lived assets recorded in the second quarter was calculated in accordance with the requirements of SFAS No 121 but was not necessitated by implementation of this standard. Had the Company not adopted SFAS No 121 in the second quarter a substantial write-down would have nonetheless been recorded.


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

        The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Rayco as if the acquisition had occurred as of December 1, 1994, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma results for the six months ended May 31, 1996 below are presented both before and after the $170.8 million non-cash charge for impairment of long-lived assets.

                                                                            Six Months Ended
                                                         ----------------------------------------------------
                                                                    May 31, 1996                May 31,1995
                                                         ---------------------------------    ----------------
                                                             After             Before
       (In thousands except per share amounts)           non-cash charge   non-cash charge
                                                         ---------------   ---------------
       Total revenues                                       $843,113          $843,113           $655,763

       Total pretax income (loss)                           (144,492)           26,265             12,432

       Net income (loss)                                     (92,492)           16,765              7,832

      Earnings (loss) per share                               (2.32)               .42                .20


3.   Acquisition (continued)

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

     Total Company revenues, including Rayco, for the three months ended May 31, 1996 increased 52.9% to $482.4 million from $315.5 million for the three months ended May 31, 1995. For the six months ended May 31, 1996, total revenues increased 43.9% to $784.8 million from $545.3 million for the first six months of 1995. Higher housing revenues primarily accounted for the increases in total revenues for the three month and six month periods. The Company reported a net loss of $98.5 million or $2.47 per share for the second quarter of 1996 after reflecting an after tax non-cash charge of $109.3 million for impairment of long-lived assets in the current quarter. Excluding this non-cash charge, the Company's operations earned $10.8 million or $.27 per share for the current quarter compared to net income of $3.8 million or $.10 per share for the same period a year ago. For the six months ended May 31, 1996, the Company recorded a net loss of $94.4 million or $2.37 per share. Excluding the non-cash charge for impairment of long-lived assets, earnings for the six months ended May 31, 1996 totaled $14.9 million or $.37 per share compared with net income of $4.3 million or $.11 per share for the six months ended May 31, 1995. The results for the three and six months ended May 31, 1996, which included Rayco's operations after the acquisition was consummated on March 1, 1996, reflected the record level of deliveries recorded in the second quarter of 1996. In addition, the Company's continued progress on its initiatives implemented throughout 1995 to improve gross margins and contain costs, as well as an increase in pretax income from mortgage banking operations, contributed to the improved results in 1996. Mortgage banking pretax income increased primarily due to higher gains on the sale of servicing rights.


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

        Equity in pretax income (loss) of unconsolidated joint ventures reflected a loss of $1.5 million in the second quarter of 1996 compared to break even results in the second quarter of 1995. Joint ventures recorded combined revenues of $1.3 million in the current quarter compared to $3.3 million for the corresponding period of 1995. All of these revenues in the second quarter of 1996 and 1995 were from residential properties. For the first half of 1996, the Company's equity in pretax loss of unconsolidated joint ventures totaled $1.7 million, increasing from $.1 million in the same period of 1995. Combined revenues from these joint ventures totaled $2.1 million in the first half of 1996 compared to $16.6 million in the first half of 1995. Of these amounts, revenues from residential properties accounted for $2.0 million in 1996 and $13.7 million in 1995. The losses recorded in the three and six month periods ended May 31, 1996 and 1995 primarily related to a single French multi-family residential project. As a result of the non-cash charge for impairment of long-lived assets taken in the second quarter to reflect the impairment in unconsolidated joint ventures, the Company does not anticipate incurring significant additional losses from these joint ventures in the future.


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

     The Company's operating activities for the first six months of 1996 provided cash of $144.6 million compared to $91.1 million used during the first six months of 1995. The sources of operating cash for the six months ended May 31, 1996, were a reduction in inventories totaling $78.3 million, excluding $15.4 million of inventories acquired through seller financing, a reduction in receivables of $78.7 million and various non-cash items, including a $170.8 million non-cash charge for impairment of long-lived assets, offsetting the net loss of $94.4 million (which includes the non-cash charge for impairment of long-lived assets) recorded for the first half of 1996. Uses of cash during the first six months included a $35.1 million change in deferred taxes and a $60.2 million decrease in accounts payable, accrued expenses and other liabilities. During the second quarter, excluding the acquisition of Rayco and the non-cash charge for impairment of long-lived assets, inventories decreased primarily in the United States, as the Company began to execute its debt reduction strategy in 1996, including an aggressive asset sale program. The reduction in receivables mainly related to a decrease in mortgage origination volume in the second quarter of 1996 as compared to the fourth quarter of 1995, resulting in a lower balance of mortgages held under commitment of sale.

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

        In connection with the acquisition of Rayco, the Company amended its existing domestic unsecured revolving credit agreement with various banks which increased its initial borrowing capacity thereunder to $630 million from $500 million. The additional $130 million of financing obtained by the Company consisted of a $110 million term loan facility, used to finance the acquisition and to refinance existing indebtedness of Rayco, and a $20 million revolving credit facility to be used for general working capital requirements. The amendment to the Company's credit facility is set forth in the Fourth Amended and Restated Loan Agreement, dated February 28, 1996, which provides for a maximum repayment term of eighteen months for the additional $130 million of borrowing capacity. Despite borrowings of $104.5 million in the second quarter to acquire Rayco, the Company's debt totaled $679.6 million at May 31, 1996, $12.3 million less than the balance at the end of the first quarter of 1996, reflecting progress in the Company's aggressive debt reduction program. Key elements of the Company's debt reduction program include an increased emphasis on contracting for sales prior to construction ("pre sales") rather than on sales of inventory or "spec" homes, stringent control of production inventory, a focus on reducing standing inventory, and an aggressive land asset sale program. The debt reduction program is intended to reduce the Company's indebtedness in order to assist in restoring financial leverage (as measured by a debt to total capital ratio) to the Company's targeted range of 50% to 60% over time. The Company's ratio of debt to total capital was 68.4% at the end of the 1996 second quarter compared to 62.6% at the end of the 1996 first quarter before the added leverage in conjunction with the acquisition of Rayco and the reduction in equity as a result of the non-cash charge for impairment of long-lived assets.

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


                                           KAUFMAN AND BROAD HOME CORPORATION
                                           Registrant


   Dated      October 23, 1996             /s/ BRUCE KARATZ
                                           Bruce Karatz
                                           Chairman, President and Chief
                                           Executive Officer




   Dated      October 23, 1996             /s/ MICHAEL F. HENN
                                           Michael F. Henn
                                           Senior Vice President and Chief
                                           Financial Officer

INDEX OF EXHIBITS

                                                                   Page of Sequentially
                                                                      Numbered Pages
11             Statement of Computation of Per Share Earnings (Loss)       22
27             Financial Data Schedule                                     23