Form 10-Q/A
period 1996-08-31
KAUFMAN & BROAD HOME CORP
filed 1996-11-08
CIK 795266

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

        The third quarter of 1996 marked the Company's fourth consecutive quarter of improved year-over-year unit deliveries, total revenues, housing gross margin, selling, general and administrative expense ratio, pretax income and earnings per share (excluding the non-cash charge for impairment of long-lived assets). This improvement has been largely driven by progress achieved in each of the four major strategies (non-California United States expansion, improved return on investment, an aggressive inventory and debt reduction program, and improved operating margin) upon which the Company has focused during 1996. In light of higher backlog levels at August 31, 1996, the Company is optimistic that this trend can continue for the remainder of the year. The Company is also in the early stages of developing two new strategies, which include the acceleration of the Company's growth and the substantial revision of its operational business model. These new strategies, which the Company expects to articulate in the next few months, are intended to extend and accelerate the Company's current earnings trend over the next few years.

        The Company's outlook for 1997, however, is cautious due to recent softness in Company-wide net orders. Total Company-wide net orders, excluding net orders from Rayco, in the first six weeks of the fourth quarter were down 10.0% from the same period a year ago. Domestic net orders, excluding Rayco, decreased 15.4% during the first five weeks of the fourth quarter of 1996 compared to the same period a year ago, reflecting an 18.9% decrease in California net orders and a 4.1% decrease in other United States net orders. In France, net orders during the first five weeks of the 1996 fourth quarter were up 47.5% from the corresponding period last year. The continued softness in domestic net orders into the fourth quarter along with other external factors such as the potential for interest rate increases, contribute to the caution in the Company's outlook for 1997.

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




Dated         November 8, 1996               /s/ BRUCE KARATZ
              ---------------------          ----------------------------------
                                             Bruce Karatz
                                             Chairman, President and Chief
                                             Executive Officer




Dated         November 8, 1996               /s/ MICHAEL F. HENN
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