Form 10-K
period 1996-11-30
KAUFMAN & BROAD HOME CORP
filed 1997-02-28
CIK 795266

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM

                      --------------- TO ---------------.

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

                                                                            NAME OF EACH EXCHANGE
                       TITLE OF EACH CLASS                                   ON WHICH REGISTERED
COMMON STOCK (PAR VALUE $1.00 PER SHARE)                                   NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK       NEW YORK STOCK EXCHANGE
10 3/8% SENIOR NOTES DUE 1999                                              NEW YORK STOCK EXCHANGE
9 3/8% SENIOR SUBORDINATED NOTES DUE 2003                                  NEW YORK STOCK EXCHANGE
9 5/8% SENIOR SUBORDINATED NOTES DUE 2006                                  NEW YORK STOCK EXCHANGE

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

                                 YES X    NO __

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE COMPANY ON JANUARY 31, 1997 WAS $543,388,439.

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK ON JANUARY 31, 1997 WAS AS FOLLOWS:

     Common Stock (par value $1.00 per share) 38,818,951 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

        1996 Annual Report to Stockholders (incorporated into Part II).

       Notice of 1997 Annual Meeting of Stockholders and Proxy Statement
                         (incorporated into Part III).


================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL
     The Company is a builder of single-family homes with domestic operations in seven western states, and international operations in France and Mexico. Domestically, the Company is the largest homebuilder west of the Mississippi River, delivering more single-family homes than any other builder in the region. Founded in 1957, the Company builds innovatively designed homes which cater primarily to first-time home buyers, generally in medium-sized developments close to major metropolitan areas. Internationally, the Company is among the largest builders in greater metropolitan Paris, France, based on the number of homes delivered. In France, the Company also builds commercial projects and high-density residential properties, such as condominium and apartment complexes. The Company provides mortgage banking services to domestic home buyers through its wholly owned subsidiary, Kaufman and Broad Mortgage Company ("KBMC").

     The Company is a Delaware corporation and maintains its principal executive offices at 10990 Wilshire Boulevard, Los Angeles, California 90024. Its telephone number is (310) 231-4000. As used herein, the term "Company" refers to Kaufman and Broad Home Corporation and its subsidiaries, unless the context indicates otherwise.

MARKETS
     The Company's principal geographic markets are: California; other United States (Nevada, Arizona, Colorado, New Mexico, Utah and Texas); the greater metropolitan area of Paris, France; and Mexico City, Mexico. The Company delivered its first homes in California in 1963, France in 1970, Toronto in 1971, Nevada in 1993, Arizona and Colorado in 1994, New Mexico and Utah in 1995, and Texas and Mexico in 1996. In recent years, the Company has focused on expansion of its domestic operations outside of California where the new home market remains soft. The Company established a significant position in the San Antonio, Texas metropolitan area in 1996 through its acquisition of Rayco, Ltd. ("Rayco"), San Antonio's largest homebuilder. Additionally, in Texas the Company commenced start-up operations in Dallas during the year and began operations in Austin in early 1997.

     To enhance its operating capabilities in regional submarkets, the Company conducted its domestic homebuilding business in 1996 through nine divisional offices and three satellite offices in California, one divisional office in each of Nevada, Arizona, Colorado, New Mexico and Utah, and two divisional offices in Texas. Internationally, the Company operates its construction business through two divisional offices in France and one divisional office in Mexico.

     California. During the 1980s, the Company benefited from the relative strength and growth of the California housing market. However, in five of the last seven years, new housing permits issued in the state have declined. New housing permits issued in California increased approximately 9% in 1996 from 1995 but remain at historically low levels. In addition, the Company's strategy of emphasizing more selective investment in California to improve overall return on investment resulted in the Company's California deliveries decreasing nearly 5% from the previous year to 5,171 units in 1996. This decrease marked the second straight year that the Company's California deliveries fell below prior year levels after five previous years of increased deliveries. The Company's shift away from a market share focus resulted in its California market share decreasing to 7.3% in 1996 from the approximately 8% share it had maintained since 1993. Despite this decrease, however, the Company continues to have the largest market share in California, with its closest competitor having a market share totaling less than half that of the Company.

     In Southern California, the Company concentrates its home building activity in Los Angeles, Kern, San Bernardino, Riverside, Ventura, Orange and San Diego counties. In Northern California, the Company's activities are concentrated in the San Francisco Bay-Oakland-San Jose, Monterey Bay, Sacramento, Central Valley and Fresno regions.

     Most of the communities developed by the Company in California consist of single-family detached homes primarily designed for the entry-level housing market. These homes ranged in size from approximately 1,000 to 3,000 square feet in 1996 and sold at an average price of $192,900, well below the statewide new home average of $223,000, as a result of the Company's emphasis on the entry-level market. Nevertheless, the Company's 1996 average selling price in California increased from the prior year reflecting a shift in mix to relatively higher-priced homes.

     Other United States. The greatly improved business conditions in other western states coupled with the diminished prospects for growth in California, the Company's largest market, resulting from its prolonged economic downturn, caused the Company to look for opportunities to expand its domestic operations outside the state since the early 1990's. The Company began to implement its expansion strategy in 1993 with the opening of its Nevada division and since that time has developed a track record of profitable growth outside of California. In 1996, the Company's other U.S. operations delivered 4,294 units, up nearly 139% from the prior year, primarily due to the Rayco acquisition. The Company's domestic operations outside of California accounted for approximately 45% of domestic home deliveries in 1996, compared to approximately 25% in 1995.

     The increase in the proportion of domestic deliveries outside of California in 1996 was primarily due to the Company's acquisition of Rayco, San Antonio, Texas' largest homebuilder, on March 1, 1996. The Company acquired the San Antonio business for a total purchase price of $104.5 million, including cash to pay off certain assumed debt. With the acquisition, the Company established a significant position in the San Antonio metropolitan area, where Rayco commanded a 42% share of the new home market in 1996. The acquisition was accounted for as a purchase, with the results of the San Antonio operations included in the Company's financial statements as of March 1, 1996, the date of acquisition.

     The communities developed by the Company's other U.S. divisions primarily consist of single-family detached entry-level homes. These homes ranged in size from approximately 900 to 2,500 square feet in 1996 and sold at an average price of $119,700. The average selling price of the Company's other U.S. homes decreased in 1996 from $136,300 in 1995 as a result of the inclusion of the newly acquired San Antonio operations which had an average selling price of $93,400 in 1996. Excluding the results of San Antonio, the Company's average selling price for other U.S. homes was $143,200 in 1996.

     France. The French residential and commercial real estate markets, particularly within the greater metropolitan Paris region, where the Company's operations are concentrated, experienced substantial growth through the second half of the 1980s, as a strong economy and approaching European market unification fueled business expansion and individual home purchases. In the early 1990s, however, the French economy experienced a significant recession reflecting low consumer confidence, high unemployment and declines in both consumer and business investments in real estate. The French economy improved modestly in 1996, and the Company continues to believe that the greater Paris metropolitan area, which is the principal population, economic and government center of France, continues to offer long-term growth potential for residential builders.

     In 1996, the Company's French operations were profitable with housing deliveries increasing approximately 31% to 749 units in 1996. The French home building operations focused primarily on single-family detached and attached homes in 1996, ranging in size from approximately 800 to 2,220 square feet with an average selling price of $206,600. The French commercial operations, which has been engaged in developing commercial office buildings in Paris for sale to institutional investors, has become a smaller segment of the French operations in recent years. With the completion of large projects in the early 1990's, the level of commercial operations has declined as the market absorbs existing commercial properties. French commercial activities are likely to remain at or below depressed 1996 levels as that market continues to absorb existing properties and vacancy rates remain high in a generally weak economic climate.

     Canada. In 1996, the Company received proceeds of $9.5 million from the sale of all of the issued and outstanding shares of its Canadian subsidiary. These proceeds were used to reduce the Company's debt. As the Company had been slowly winding down its operations in Canada over the past several years, the impact of the sale on the Company's financial position and results of operations was not significant.

     Mexico. In 1993, the Company determined that the then-projected growth in the Mexican economy and housing shortages in that country's major metropolitan areas would represent a unique opportunity for the Company and, on that basis, established a new housing operation in Mexico City. In 1996, the Company delivered its first homes from a community near Mexico City and generated 39 net orders during the year. Nevertheless, the new home market in Mexico remains seriously hampered by the decline in value of the peso in early 1995 and the resulting economic recession created thereby. During 1997, the Company expects to continue to closely monitor its level of activity in Mexico and the desirability of expanding its market presence there.

     Unconsolidated Joint Ventures. The Company currently participates in the development, construction and sale of residential properties and commercial projects through a number of unconsolidated joint ventures. These include joint ventures in California, New Mexico and France.

     Selected Market Data. The following table sets forth, for each of the Company's principal markets, unit deliveries, average selling price of homes and total construction revenues for the years ended November 30, 1996, 1995 and 1994 (excluding the effect of unconsolidated joint ventures).

                                                                     YEARS ENDED NOVEMBER 30,
                                                                 ---------------------------------
                                                                   1996        1995        1994
                                                                 ---------   ---------   ---------
California:
  Unit deliveries.............................................       5,171       5,430       6,238
  Average selling price.......................................   $ 192,900   $ 176,800   $ 165,900
  Total construction revenues (in millions)(1)................   $ 1,058.0   $   971.1   $ 1,048.1
Other United States:
  Unit deliveries.............................................       4,294       1,800         834
  Average selling price.......................................   $ 119,700   $ 136,300   $ 114,900
  Total construction revenues (in millions)(1)................   $   516.9   $   247.0   $   101.1
France:
  Unit deliveries.............................................         749         574         685
  Average selling price(2)....................................   $ 206,600   $ 203,700   $ 182,300
  Total construction revenues (in millions)(1)(2).............   $   171.4   $   138.6   $   143.4
Other:
  Unit deliveries.............................................          35          53          67
  Average selling price(2)....................................   $ 212,500   $  99,400   $  97,300
  Total construction revenues (in millions)(1)(2).............   $     7.9   $    10.2   $    15.0
Total:
  Unit deliveries.............................................      10,249       7,857       7,824
  Average selling price(2)....................................   $ 163,300   $ 168,900   $ 161,300
  Total construction revenues (in millions)(1)(2).............   $ 1,754.2   $ 1,366.9   $ 1,307.6

------------

(1) Total construction revenues include revenues from residential development and commercial activities and land sales.

(2) Average selling prices and total construction revenues for France and Other (Canada and Mexico) have been translated into U.S. dollars using weighted average exchange rates for each period.

LOCAL EXPERTISE

     Management believes that its business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes in specific markets and to assess the regulatory environment. Accordingly, the Company's divisional structure is designed to utilize local market expertise. The Company has experienced management teams in each of its regional submarkets. Although the Company has centralized certain functions, such as marketing, materials purchasing and product development, to benefit from economies of scale, local management continues to exercise considerable autonomy in identifying land acquisition opportunities, developing sales strategies, conducting production operations and controlling costs.

     In France, the Company has assembled a French management team which is highly experienced in its single-family housing and commercial real estate businesses as well as the financing, development, construction and rehabilitation of high-density residential projects. This expertise includes knowledge of local markets and the regulatory environment.

INNOVATIVE DESIGN AND MARKETING STRATEGY

     The Company believes that it has been and continues to be an innovator in the design of entry-level homes for the first-time buyer. The Company's in-house architectural services group, whose plans are protected by copyright, has been successful in creating distinctive design features that are not typically found in comparably priced homes. Most recently, in selected markets throughout the western United States, the Company has begun to develop the U Series(TM)
-- innovative new homes which offer buyers wide ranges of square footages and room counts along with a range of personalization options. The U Series(TM) is designed to keep construction costs and base prices as low as possible while meeting customer desires and promoting increased customer choice.

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

     In all of its residential markets, the sale of homes is carried out by the Company's in-house sales force. The Company markets its homes principally through the use of fully furnished and landscaped model homes which are decorated to emphasize the distinctive design features. The Company also markets its homes through various types of media, including newspaper advertisements, highway signs and direct mail. In addition, the Company extends its marketing programs beyond these more traditional approaches through the use of television advertising, off-site telemarketing, large-scale promotions and the internet. Recently, the Company adopted a program in its domestic operations to encourage participation of outside real estate brokers in bringing prospective buyers to its communities.

COMMUNITY DEVELOPMENT

     The community development process generally consists of three phases: land acquisition; land development; and home construction and sale. The normal development cycle for a community has historically ranged from six to 20 months in California and is typically of a somewhat shorter duration in the Company's other U.S. markets. In France, the development cycle has historically ranged from 12 to 30 months. Development cycles vary depending on the extent of the government approvals required, the size of the development, the site preparation necessary and marketing results.

     When feasible, the Company acquires finished lots within its pricing parameters, enabling it to deliver completed homes shortly after acquisition. The total number of lots in the Company's domestic new home communities vary significantly but typically are comprised of 50 to 250 lots. These domestic developments usually include three or more different home designs, and in 1996 generally offered lot sizes ranging from approximately 3,400 to 8,200 square feet. In prior years, the Company also acquired undeveloped and/or unentitled properties, often with total lots significantly in excess of 250 lots; however, the acquisition of such properties is not consistent with the Company's current land investment strategy. During 1996, the Company decided to substantially eliminate its prior practice of investing in such long term development projects in order to reduce the risks associated with such projects and to facilitate pursuit of its four key operating strategies for the year: geographic diversification, increased emphasis on return on investment, planned debt reduction and improved operating margins. In France, typical single-family developments consist of approximately 40 lots, with lot sizes generally ranging from 2,700 to 5,400 square feet.

     Land Acquisition and Development. The Company utilizes an in-house staff of land acquisition specialists at each division who carry out extensive site selection research and analysis in order to identify properties in desirable locations consistent with the Company's market strategy. In acquiring land, the Company considers such factors as: current market conditions, with an emphasis on the prices of comparable new and resale homes in the particular market; proximity to metropolitan areas; population, industrial and commercial growth patterns; estimated costs of completed lot development; customer preferences; and environmental matters. Senior corporate management controls the commitment of the Company's resources for land acquisition and utilizes a series of specific financial and budgetary controls, including after tax internal rate of return requirements, in approving acquisition opportunities identified by division land acquisition personnel. In 1995, the Company implemented stricter standards for assessing all proposed land purchases based, in part, upon specific discounted after tax cash flow internal rate of return requirements and the Company began evaluating its operating divisions based upon overall return on investment. Consistent with this change, the Company seeks to minimize, or defer the timing of, cash expenditures for new land purchases and development by acquiring lots under option, phasing the land purchase and lot development, relying upon non-recourse seller financing or working with third party land developers. In addition, the Company focuses on acquiring finished or partially improved lots, which allow the Company to begin delivery of finished homes within six months of the purchase of such lots and reduces the risks of unforeseen improvement costs and volatile market conditions. These techniques are intended to enhance returns associated with new land investments by minimizing the incremental capital required.

     In the second quarter of 1996, the Company decided to accelerate the disposition of certain real estate assets in order to facilitate pursuit of its four key operating strategies. Specifically, the disposition of these assets helped effectuate the

Company's strategies to improve overall return on investment, restore financial leverage to targeted levels, and position the Company for continued geographic expansion. In addition, the Company substantially eliminated its prior practice of investing in long term development projects in order to reduce the operating risk associated with such projects. The accelerated disposition of long term development assets caused certain assets, primarily inventories and investments in unconsolidated joint ventures in California and France, to be identified as being impaired and to be written down. Certain of the Company's California properties were impacted by the charge, while none of its non-California domestic properties were affected. The Company's non-California domestic properties were not affected since they were not held for long term development and were expected to be economically successful such that they were determined not to be impaired. The Company's focus on its key operating strategies also resulted in reductions in new land purchases and inventory investment in California during 1996 as a step toward improving the Company's overall return on equity over time. Cash flow available from reduced California investment was used to fund the Company's expansion into other western states, as well as to reduce the Company's overall leverage as measured by the ratio of debt to total capital.

     The following table shows the number of lots owned by the Company in various stages of development and under option contracts in its principal markets as of November 30, 1996 and 1995. The table does not include acreage which has not yet been approved for subdivision into lots. This excluded acreage consists of 1,118 acres owned in the United States in 1996 and 1,089 acres and 223 acres owned in the United States and other areas, respectively, in 1995.

                                                                                      TOTAL LOTS
                          HOMES/LOTS IN        LAND UNDER          LOTS UNDER          OWNED OR
                           PRODUCTION          DEVELOPMENT           OPTION          UNDER OPTION
                         ---------------     ---------------     --------------     ---------------
                          1996     1995       1996     1995      1996     1995       1996     1995
                         ------   ------     ------   ------     -----   ------     ------   ------
    California...........  6,545   9,698      7,960   11,331     7,689   10,338     22,194   31,367
    Other United
      States.............  5,897   2,046      3,877      825     1,554    2,515     11,328    5,386
    France...............    477     694        217      547       275      373        969    1,614
    Other................     75     153         90      158        --       --        165      311
                         ------   ------     ------   ------     -----   ------     ------   ------
              Total...... 12,994  12,591     12,144   12,861     9,518   13,226     34,656   38,678
                         ======   ======     ======   ======     =====   ======     ======   ======

     While the Company has significantly reduced the proportion of unentitled and unimproved land purchases in its portfolio, when all acquired property is considered, the Company has and expects to continue to purchase raw land under options which require little or no initial payments, or pursuant to purchase agreements in which the Company's obligations are contingent upon the Company being satisfied with the feasibility of developing and selling homes. During the option period of its acquisition agreements, the Company performs technical, environmental, engineering and entitlement feasibility studies and seeks to obtain necessary government approvals. The use of such option arrangements allows the Company to evaluate and obtain regulatory approvals for a project, to reduce its financial commitments, including interest and other carrying costs, and to minimize land inventories. It also improves the Company's capacity to estimate costs accurately, an important element in planning communities and pricing homes. The Company only purchases amounts sufficient for its expected production needs and does not purchase land for speculative investment.

     In France, as a result of the continued uncertainty in the French real estate market, the Company is employing a number of recession-conscious strategies, including a greater emphasis on the entry-level market segment and generally more restrictive policies regarding new land acquisition.

     Home Construction and Sale. Following the purchase of land and, if necessary, the completion of the entitlement process, the Company typically begins marketing homes and constructing the model homes. The construction of production homes is generally contingent upon customer orders to minimize the costs and risks of standing inventory. As part of its debt reduction program in 1996, the Company focused on contracting for sales prior to construction ("pre-selling"), maintaining stringent control of production inventory and reducing unsold inventory in production. As a result, unsold inventory units at year end 1996 declined 44% versus prior year end, and the percentage of sold inventory in production at year end 1996 was 44%, up from 31% at prior year end. The pre-selling of homes also benefits home buyers, allowing them to personalize their homes by selecting from a wider range of options.

     The Company acts as the general contractor for its communities and hires subcontractors for all production activities. The use of subcontractors enables the Company to reduce its investment in direct labor costs, equipment and facilities. Where practical, the Company uses mass production techniques, construction on contiguous lots, and prepackaged, standardized components and materials to streamline the on-site production phase. During the early 1990s, the Company developed systems for national and regional purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs. At all stages of production, the Company's own administrative and on-site supervisory personnel coordinate the activities of subcontractors and subject their work to quality and cost controls.

     The Company generally prices its homes only after it has entered into contracts for the construction of such homes with subcontractors, an approach which improves its ability to estimate costs accurately.

     The Company provides customers with a limited home warranty program administered by the personnel in each of its divisions. This arrangement is designed to give customers prompt and efficient post-delivery service. The warranty program covers certain repairs which may be necessary following new home construction and covers structural integrity for a period of ten years. In the aggregate, the costs associated with the Company's warranty program are not material to its operations.

CYCLICALITY

     The Company's business, and the housing industry in general, are cyclical. The Company's operations and markets are affected by local and regional factors such as local economies, demographic demand for housing, population growth, property taxes and energy costs, and by national factors such as short and long-term interest rates, federal mortgage financing programs, federal income tax provisions and general economic trends. In addition, homebuilders are subject to various risks including availability and cost of land, conditions of supply and demand in local markets, weather conditions, and delays in construction schedules and the entitlement process. Net orders often vary on a seasonal basis, with the lowest sales activity typically occurring in the winter months.

     The Company's 1996 financial results were affected by various factors, including but not limited to, the continued low level of demand for new housing in California and weak economic conditions in France, offset by generally favorable economic conditions in the Company's other U.S. markets.

BACKLOG

     Sales of the Company's homes are made pursuant to standard sales contracts which generally require a customer deposit at the time of execution and an additional payment upon mortgage approval. Subject to particular contract provisions, the Company generally permits customers to cancel their obligations and obtain refunds of their deposits in the event mortgage financing is unobtainable within a specified period of time.

     Backlog consists of homes for which the Company has entered into a sales contract but which it has not yet delivered. Ending backlog represents the number of units in backlog from the previous period plus the number of net orders (sales made less cancellations) taken during the current period minus unit deliveries made during the current period. The backlog at any given time will be affected by cancellations which most commonly result from the inability of a prospective purchaser to obtain financing. Historically, the Company's cancellation rates have increased during difficult economic periods. In addition, deliveries of new homes typically increase from the first to the fourth quarter in any year. Although the Company usually experiences a relatively low backlog of orders at year end, the Company's backlog at November 30, 1996 stood at 2,839 units, more than double the 1,412 units at year end 1995. This increase was due to the acquisition of the San Antonio operations, as well as the Company's new strategy to emphasize the pre-selling of homes.

     The following table sets forth net orders, unit deliveries and ending backlog relating to sales of homes and homes under contract for each quarter during the three-year period ended November 30, 1996.

                                                   NET              UNIT             ENDING
                                                  ORDERS         DELIVERIES         BACKLOG*
                                                  ------         ----------         --------
        Fiscal 1996:
          First Quarter.........................  1,976             1,683             1,705
          Second Quarter........................  3,238             2,883             3,497
          Third Quarter.........................  2,650             2,749             3,398
          Fourth Quarter........................  2,375             2,934             2,839
        Fiscal 1995:
          First Quarter.........................  1,636             1,367             1,285
          Second Quarter........................  2,241             1,875             1,651
          Third Quarter.........................  2,311             2,111             1,851
          Fourth Quarter........................  2,065             2,504             1,412
        Fiscal 1994:
          First Quarter.........................  1,684             1,539             1,204
          Second Quarter........................  2,035             1,954             1,285
          Third Quarter.........................  2,078             2,082             1,281
          Fourth Quarter........................  1,984             2,249             1,016

* Backlog amounts for 1996 have been adjusted to reflect the San Antonio acquisition and the disposition of the Canadian operations. Therefore, backlog amounts at November 30, 1995 combined with net order and delivery activity for 1996 will not equal ending backlog at November 30, 1996.

LAND AND RAW MATERIALS

     Management believes that the Company's current supply of land is sufficient for its reasonably anticipated needs over the next couple of years, and that it will be able to acquire land on acceptable terms for future housing developments. The principal raw materials used in the construction of homes are concrete and forest products. In addition, the Company uses a variety of other construction materials, including sheetrock, plumbing and electrical items. The Company attempts to maintain efficient operations by utilizing standardized materials which are commercially available on competitive terms from a variety of sources. Since 1992, the Company has increasingly utilized centralized purchasing of certain building materials, appliances and fixtures, enabling it to benefit from large quantity purchase discounts for its domestic operations. The Company makes bulk purchases of such products at favorable prices from suppliers and instructs subcontractors to submit bids based on such prices.

     The principal materials used in the construction of French commercial buildings are steel, concrete and glass.

LAND SALES

     In the normal course of its business, the Company sells land which either can be sold at an advantageous price due to market conditions or does not meet its marketing needs. This property may consist of land zoned for commercial use which is part of a larger parcel being developed for single-family homes or in areas where the Company may consider its inventory to be excessive. Generally, land sale revenues fluctuate based on the Company's decisions to maintain or decrease its land ownership position in certain markets, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company's housing divisions, or prevailing market conditions. Land sale revenues totaled $68.2 million in 1996, $18.2 million in 1995 and $27.2 million in 1994. The higher level of land sales in 1996 was largely due to an aggressive asset sale program implemented by the Company during the year as part of its debt reduction strategy. Land sold in 1996 was primarily property previously held for long-term development which the Company disposed of in pursuit of its four key 1996 operating strategies.

CUSTOMER FINANCING -- KAUFMAN AND BROAD MORTGAGE COMPANY

     On-site personnel at the Company's communities in the United States facilitate sales by offering to arrange financing for prospective customers through KBMC. Management believes that the ability to offer customers financing on firm, competitive terms as a part of the sales process is an important factor in completing sales. The Company typically assists customers in arranging for guaranteed maximum interest rates at the time of sale even though delivery may take place in the future.

     KBMC's business consists of providing the Company's domestic customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KBMC has its headquarters in Los Angeles and operates branch offices in Anaheim, Fremont, Fresno, Los Angeles, Modesto, Newport Beach, Palmdale, Sacramento, Salinas, San Diego and San Ramon, California; Las Vegas, Nevada; Phoenix, Arizona; Denver, Colorado; Albuquerque, New Mexico; Salt Lake City, Utah; and Austin, Dallas and San Antonio, Texas.

     KBMC's principal sources of revenues are: (i) interest income earned on mortgage loans during the period they are held by KBMC prior to their sale to investors; (ii) net gains from the sale of loans; (iii) loan servicing fees; and
(iv) revenues from the sale of the rights to service loans.

     KBMC is approved by the Government National Mortgage Association ("GNMA") as a seller-servicer of Federal Housing Administration ("FHA") and Veterans Administration ("VA") loans. A portion of the conventional loans originated by KBMC (i.e., loans other than those insured by FHA or guaranteed by VA) qualify for inclusion in loan guarantee programs sponsored by Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC"). KBMC arranges for fixed and adjustable rate, conventional, privately insured mortgages, FHA-insured or VA-guaranteed mortgages, and mortgages funded by revenue bond programs of states and municipalities. In 1996, approximately 47% of the mortgages originated for the Company's customers were conventional (most of which conformed to Fannie Mae and FHLMC guidelines), 35% were FHA-insured or VA-guaranteed (a portion of which are adjustable rate loans), 11% were funded by mortgage revenue bond programs and 7% were adjustable rate mortgages ("ARMs") provided through commitments from institutional investors. The percentages set forth above change from year to year reflecting then-current fixed interest rates, introductory rates for ARMs, housing prices and other economic conditions. In 1996, KBMC originated loans for 71% of the Company's domestic home deliveries. Generally, KBMC receives an origination fee of approximately 1% of the principal amount of the loan.

     KBMC is a delegated underwriter under the FHA Direct Endorsement and VA Automatic programs in accordance with criteria established by such agencies. Additionally, KBMC has delegated underwriting authority from Fannie Mae and FHLMC. As a delegated underwriter, KBMC may underwrite and close mortgage loans under programs sponsored by these agencies without their prior approval, which expedites the loan origination process.

     KBMC, like other mortgage bankers, customarily sells nearly all of the loans that it originates. Loans are sold either individually or in pools to GNMA, Fannie Mae or FHLMC or against forward commitments to institutional investors, including banks and savings and loan associations.

     For a small percentage of loans, and to the extent required for loans being held for sale to investors, KBMC services the mortgages that it originates. Servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, monitoring delinquent mortgages and generally administering the loans.

     KBMC receives fees for servicing mortgage loans, generally ranging from .20% per annum to .50% per annum on the declining principal balances of the loans. KBMC typically sells servicing rights on a regular basis for substantially all of the loans it originates.

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

     At January 31, 1997, the Company had approximately 1,730 full-time employees in its operations, including approximately 130 in KBMC's operations.

COMPETITION AND OTHER FACTORS

     The Company's business is highly competitive. It competes with numerous housing producers ranging from regional and national firms to small local builders primarily on the basis of price, location, financing, design, reputation, quality and amenities. Resales of housing provide additional competition. In certain markets and at times when housing demand is high, the Company also competes with other builders to hire subcontractors.

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

     The Company does not generally finance the development of its domestic communities with proceeds of loans specifically obtained for, or secured by, particular communities, i.e., project financing. Instead, financing of the Company's domestic operations has been primarily generated from results of operations, public debt and equity financing and borrowings under its $500 million unsecured revolving credit facility with a consortium of domestic and foreign banks. Financing of its French operations has been primarily generated from results of operations and borrowings from its aggregate $70 million unsecured committed credit lines from a series of foreign banks. As a result of these diverse external sources of financing, the Company was not adversely affected by the tight credit conditions that much of the homebuilding industry experienced during the recent recession, both domestically and in France.

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

     The Company is also subject to regulations and restrictions by the governments of France and Mexico concerning investments in business operations in those countries by United States companies, none of which has to date had a material adverse effect on the Company's consolidated operations. The Company's foreign operations are also subject to exchange rate fluctuations, which affect the Company's financial statements and the reporting of profits and payment of dividends from foreign subsidiaries, and to the terms of the Foreign Corrupt Practices Act with which it is the strict policy of the Company to comply. In addition, the Company periodically receives dividends from its French operations without burdensome restrictions, although tax considerations have limited the amount of such dividends.

     KBMC is subject to numerous federal, state and local laws, ordinances, rules and regulations concerning loans to purchasers of homes as well as Company eligibility for participation in programs of the VA, FHA, GNMA, Fannie Mae and FHLMC.

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

     The Company currently has a policy of using outside environmental specialists to investigate land considered for acquisition for environmental risks and requiring disclosure from land sellers of known environmental risks. Despite these activities, there can be no assurance that the Company will avoid material liabilities relating to the removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned by the Company. Costs associated with the use of environmental consultants are not material to the Company's results of operations. No estimate of such potential liabilities can be made although the Company may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, the Company takes steps prior to acquisition to assure itself as to the precise scope of work required and costs associated with removal, site restoration and/or monitoring, using detailed investigations by environmental consultants. To the extent such contamination or other environmental issues have occurred in the past, the Company believes it may be able to recover restoration costs from third parties, including, but not limited to, the generators of hazardous waste, land sellers or others in the prior chain of title and/or insurers. Utilizing such policies, the Company anticipates that it is not likely that environmental clean-up costs will have a material effect on future results of operations or the Company's financial position. The Company has not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by the Company are identified by the Environmental Protection Agency as being a "Superfund" clean-up site requiring clean-up costs, which could have a material effect on future results of operations or the Company's financial position.

ITEM 2. PROPERTIES

     The Company's executive offices are in leased premises at 10990 Wilshire Boulevard, Los Angeles, California. The Company's housing operations are principally conducted from leased premises located in Anaheim, Bakersfield, Fremont, Fresno, Los Angeles, Modesto, Newport Beach, Palmdale, Pleasanton, Sacramento, Salinas, San Diego and San Ramon, California; Las Vegas, Nevada; Phoenix, Arizona; Denver, Colorado; Albuquerque, New Mexico; Salt Lake City, Utah; Dallas, Texas; Paris, France; and Mexico City, Mexico.

     The Company's mortgage banking subsidiaries lease executive offices in Los Angeles, California and branch offices in Anaheim, Fremont, Fresno, Los Angeles, Modesto, Newport Beach, Palmdale, Sacramento, Salinas, San Diego and San Ramon, California; Las Vegas, Nevada; Phoenix, Arizona; Denver, Colorado; Albuquerque, New Mexico; Salt Lake City, Utah and Dallas, Texas.

     The Company's operations in San Antonio and Austin, Texas are conducted from premises which the Company owns.

     The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its businesses.

ITEM 3.  LEGAL PROCEEDINGS

     In August 1992, homeowners from the Company's California Meadows community in Riverside County, California, filed a lawsuit against the Company in Superior Court seeking compensatory and punitive damages and alleging, among other things, defective construction, breach of warranty, negligence and fraud. The owners of approximately 115 homes were involved in the litigation which was consolidated under the title of Koetter et al. v. Kaufman and Broad Home Corporation et al., in Riverside County Superior Court. In February 1994, the Company filed cross-complaints against relevant subcontractors and certain other third parties.

     Although the Company and the other defendants (including subcontractors) believed that they had acted fairly and responsibly toward all homeowners in the community and denied the most serious allegations raised in the lawsuit, the Company, in consultation with outside legal counsel and its primary liability insurance carrier, determined that continuing the litigation to trial would be unjustifiably protracted and expensive and concluded that it was desirable to settle the litigation in order to limit further expense, risk, inconvenience and distraction. As a result, in fiscal year 1996, the Company and its primary insurer, together with the subcontractor defendants (and their insurers), executed formal agreements to settle the litigation. During the pendency of the litigation the Company made provisions for potential losses associated with the litigation and, accordingly, the settlement had no material adverse effect upon the Company's financial position or results of operations in 1996. Under the terms of the settlement, the Company and the individual defendants expressly denied any liability related to the plaintiffs' allegations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1996 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information regarding the executive officers of the Company as of January 31, 1997:

                                                                 YEAR
                                                               ASSUMED           OTHER POSITIONS AND OTHER
                                   PRESENT POSITION AT         PRESENT          BUSINESS EXPERIENCE WITHIN
         NAME          AGE           JANUARY 31, 1997          POSITION           THE LAST FIVE YEARS(1)              FROM - TO
---------------------- ---    ------------------------------   --------    -------------------------------------   ---------------
Bruce Karatz           51     Chairman, President and            1993      President and Chief Executive Officer   1986-1993
                               Chief Executive Officer

Guy Nafilyan           52     Executive Vice President           1992      President and Chief Executive Officer   1983 - Present
                               and President of European                    of Kaufman and Broad France
                               Operations                                  Senior Vice President                   1987-1992

Glen Barnard           52     Senior Vice President,             1996      President of Kaufman and Broad of       1995 - Present
                               Regional General Manager and                 Colorado, Inc.
                               President of Kaufman and                    Chairman, American Lives, Inc.          1991-1995
                               Broad of Colorado, Inc.

Michael F. Henn        48     Senior Vice President and          1994      Executive Vice President, Chief         1986-1994
                               Chief Financial Officer                      Financial and Administrative
                                                                            Officer, The Vons Companies, Inc.

Lisa G. Kalmbach       39     Senior Vice President,             1996      President of Kaufman and                1992 - Present
                               Regional General Manager,                    Broad - South Bay, Inc.
                               President of Kaufman and                     Vice President, Sales and Marketing,   1988-1992
                               Broad - South Bay, Inc. and                  Kaufman and Broad - South Bay, Inc.
                               Acting President of Kaufman
                               and Broad of Northern
                               California, Inc.

Barton P. Pachino      37     Senior Vice President              1993      Vice President and Corporate Counsel    1991-1993
                               and General Counsel

Albert Z. Praw         48     Senior Vice President,             1996      Senior Vice President, Real Estate      1994-1996
                               Regional General Manager                    Partner in law firm of Sidley &         1992-1994
                                                                            Austin
                                                                           Senior Vice President, General          1989-1992
                                                                            Counsel and Secretary

Gary A. Ray            38     Senior Vice President,             1996      Vice President, Training and            1994-1996
                               Human Resources                              Development
                                                                            PepsiCo Restaurants International
                                                                           Regional Vice President of Human        1992-1994
                                                                            Resoures -
                                                                           South Pacific Region, PepsiCo
                                                                            Restaurants International

Michael L. Woodley     39     Senior Vice President,             1992      Vice President, Architecture            1989-1992
                               Architecture

William R. Hollinger   38     Vice President                     1992      Director of Accounting                  1988-1992
                               and Controller

Dennis Welsch          39     Vice President                     1995      Vice President and Controller           1995
                               and Treasurer                                of Kaufman and Broad - South Bay,
                                                                            Inc.
                                                                           Controller of Kaufman and Broad -       1993-1994
                                                                            South Bay, Inc.
                                                                           Vice President, Treasurer A-M Homes     1986-1993

---------------

(1) All positions described were with the Company, unless otherwise indicated.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of January 31, 1997, there were 2,078 holders of record of the Company's common stock.

     Information as to the Company's quarterly stock prices is included on the inside back cover of the Company's 1996 Annual Report to Stockholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K.

     Information as to the principal markets on which the Company's common stock is being traded and quarterly cash dividends is included on the inside back cover of the Company's 1996 Annual Report to Stockholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The Five Year Summary of Kaufman and Broad Home Corporation and its consolidated subsidiaries for the five-year period ended November 30, 1996 is included on page 26 in the Company's 1996 Annual Report to Stockholders, which is included as part of Exhibit 13 and is incorporated in this Annual Report on Form 10-K. It should be read in conjunction with the consolidated financial statements included in the Company's 1996 Annual Report to Stockholders which are also included as part of Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations of Kaufman and Broad Home Corporation is included on pages 27 through 35 in the Company's 1996 Annual Report to Stockholders, which are included as part of Exhibit 13 and are incorporated in this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Kaufman and Broad Home Corporation are included on pages 36 through 49 in the Company's 1996 Annual Report to Stockholders, which are included as part of Exhibit 13 and are incorporated in this Annual Report on Form 10-K. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The Notice of 1997 Annual Meeting of Stockholders and Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13) except for the information regarding the executive officers of the Company, which is included in Part I on page 11 herein.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS

        Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

    EXHIBITS

        EXHIBIT
          NO.                                       DESCRIPTION
        -------       ------------------------------------------------------------------------
         3.1          Amended Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-6471 on Form S-1, is
                      incorporated by reference herein.
         3.2          Amendment to Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-30140 on Form S-1, is
                      incorporated by reference herein.
         3.3          Certificate of Designation of Series A Participating Cumulative
                      Preferred Stock, filed as an exhibit to the Company's Registration
                      Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
         3.4          Certificate of Designation of Series B Mandatory Conversion Premium
                      Dividend Preferred Stock, filed as an exhibit to the Company's
                      Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
         3.5          Amended Certificate of Designation of Series B Mandatory Conversion
                      Premium Dividend Preferred Stock, filed as an exhibit to the Company's
                      Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
         3.6          By-Laws, filed as an exhibit to the Company's Registration Statement No.
                      33-30140 on Form S-1, is incorporated by reference herein.
         4.1          Amended Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-6471 on Form S-1, is
                      incorporated by reference herein.
         4.2          Amendment to Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-30140 on Form S-1, is
                      incorporated by reference herein.
         4.3          By-Laws, filed as an exhibit to the Company's Registration Statement No.
                      33-30140 on Form S-1, is incorporated by reference herein.
         4.4          Rights Agreement between the Company and Bank of America National Trust and Savings Association, successor-by-merger to Security Pacific
                      National Bank, as Rights Agent, dated February 21, 1989, filed as an exhibit to the Company's 1989 Annual Report on Form 10-K, is incorporated by reference herein.
         4.5          Indenture relating to 10 3/8% Senior Notes due 1999 between the Company and NBD Bank, N.A., dated September 1, 1992, filed as an exhibit to the
                      Company's Registration Statement No. 33-50732 on Form S-3, is
                      incorporated by reference herein.
         4.6          Specimen of 10 3/8% Senior Notes filed as an exhibit to the Company's
                      Current Report on Form 8-K, reporting certain exhibits in connection with the Company's Registration Statement No. 33-50732 on Form S-3 filed by the Company relating to the registration of 10 3/8% Senior Notes due
                      1999, is incorporated by reference herein.
         4.7          Indenture relating to 9 3/8% Senior Subordinated Notes due 2003 between the Company and First National Bank of Boston, dated May 1, 1993, filed as an exhibit to the Company's Registration Statement No. 33-59516 on
                      Form S-3, is incorporated by reference herein.

        EXHIBIT
          NO.                                       DESCRIPTION
        -------       ------------------------------------------------------------------------
         4.8          Specimen of 9 3/8% Senior Subordinated Notes filed as an exhibit to the
                      Company's Registration Statement No. 33-59516 on Form S-3 filed by the
                      Company relating to the registration of 9 3/8% Senior Subordinated Notes due 2003, is incorporated by reference herein.
         4.9          Indenture relating to 9 5/8% Senior Subordinated Notes due 2006 between the Company and SunTrust Bank, Atlanta, dated November 19, 1996, filed as an exhibit to the Company's Registration Statement No. 333-14977 on
                      Form S-3, is incorporated by reference herein.
         4.10         Specimen of 9 5/8% Senior Subordinated Notes filed as an exhibit to the
                      Company's Registration Statement No. 333-14977 on Form S-3 filed by the
                      Company relating to the registration of 9 5/8% Senior Subordinated Notes due 2006, is incorporated by reference herein.
        10.1          1986 Stock Option Plan, filed as an exhibit to the Company's
                      Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
        10.2          1988 Employee Stock Plan, filed as an exhibit to the definitive Joint
                      Proxy Statement for the Company's 1989 Special Meeting of Shareholders,
                      is incorporated by reference herein.
        10.3          Consent Order, Federal Trade Commission Docket No. C-2954, dated
                      February 12, 1979, filed as an exhibit to the Company's Registration
                      Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
        10.4          SunAmerica Inc. Executive Deferred Compensation Plan, approved September
                      25, 1985, filed as an exhibit to SunAmerica Inc.'s 1985 Annual Report on
                      Form 10-K, is incorporated by reference herein.
        10.5          Directors' Deferred Compensation Plan established effective July 27,
                      1989, filed as an exhibit to the Company's 1989 Annual Report on Form
                      10-K, is incorporated by reference herein.
        10.6          Settlement with Federal Trade Commission of June 27, 1991, filed as an exhibit to the Company's Current Report on Form 8-K, dated June 28,
                      1991, is incorporated by reference herein.
        10.7          Indenture relating to 10 3/8% Senior Notes due 1999 between the Company and NBD Bank, N.A., dated September 1, 1992, filed as an exhibit to the
                      Company's Registration Statement No. 33-50732 on Form S-3, is
                      incorporated by reference herein.
        10.8          Indenture relating to 9 3/8% Senior Subordinated Notes due 2003 between the Company and First National Bank of Boston, dated May 1, 1993, filed as an exhibit to the Company's Registration Statement No. 33-59516 on
                      Form S-3, is incorporated by reference herein.
        10.9          Indenture relating to 9 5/8% Senior Subordinated Notes due 2006 between the Company and SunTrust Bank, Atlanta, dated November 19, 1996, filed as an exhibit to the Company's Registration Statement No. 333-14977 on
                      Form S-3, is incorporated by reference herein.
        10.10         Amendments to the Kaufman and Broad Home Corporation 1988 Employee Stock
                      Plan dated January 27, 1994, filed as an exhibit to the Company's 1994
                      Annual Report on Form 10-K, are incorporated by reference herein.
        10.11         Employment Agreement of Michael F. Henn, dated June 7, 1994, filed as an exhibit to the Company's 1994 Annual Report on Form 10-K, is incorporated by reference herein.
        10.12         Fourth Amended and Restated Loan Agreement among the Company, Bank of
                      America National Trust and Savings Association ("Bank of America"), as
                      Administrative Agent, the First National Bank of Chicago ("Bank of
                      Chicago"), as Documentation Agent, Bank of America and Bank of Chicago
                      as Co-Syndication Agents and Bank of America, Bank of Chicago, Credit
                      Lyonnais Los Angeles Branch and NationsBank of Texas, N.A., as managing agents, and the banks listed therein, dated February 28, 1996, filed as an exhibit to the Company's Current Report on Form 8-K, is incorporated by reference herein.

        EXHIBIT
          NO.                                       DESCRIPTION
        -------       ------------------------------------------------------------------------
        10.13         Kaufman and Broad Home Corporation Performance-Based Incentive Plan for
                      Senior Management, approved by Stockholders on March 23, 1995, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is incorporated by reference herein.
        10.14         Form of Stock Option Agreement under Kaufman and Broad Home Corporation
                      Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is incorporated by reference herein.
        10.15         Employment Contract of Bruce Karatz, dated December 1, 1995, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is incorporated by reference herein.
        10.16         Kaufman and Broad Home Corporation Directors' Legacy Program, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is incorporated by reference herein.
        10.17         Kaufman and Broad Home Corporation Non-Employee Directors Stock Unit
                      Plan.
        10.18         Employment Agreement of Glen Barnard, dated October 5, 1996.
        10.19         Employment Agreement of Lisa G. Kalmbach, dated October 5, 1996.
        10.20         Employment Agreement of Albert Z. Praw, dated October 5, 1996.
        10.21         Kaufman and Broad Home Corporation Unit Performance Program.
        11            Statement of Computation of Per Share Earnings (Loss).
        13            Pages 26 through 49 and the inside back cover of the Company's 1996
                      Annual Report to Stockholders.
        22            Subsidiaries of the Company.
        24            Consent of Independent Auditors.
        27            Financial Data Schedule.

     FINANCIAL STATEMENT SCHEDULES

          Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

     REPORTS ON FORM 8-K

          On October 29, 1996, the Company filed a Current Report on Form 8-K (Item 5) reporting its filing of a universal shelf registration statement with the Securities and Exchange Commission for up to $300 million of the Company's debt and equity securities.

          On November 18, 1996, the Company filed a Current Report on Form 8-K (Item 7) which included an exhibit related to the issuance of its 9 5/8% Senior Subordinated Notes due 2006 pursuant to Registration Statement Nos. 333-14977 and 33-50732.

          On November 19, 1996, the Company filed a Current Report on Form 8-K (Item 7) which included exhibits related to the issuance of its 9 5/8% Senior Subordinated Notes due 2006 pursuant to Registration Statement Nos. 333-14977 and 33-50732.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KAUFMAN AND BROAD HOME CORPORATION

                                          By:         MICHAEL F. HENN
                                            ------------------------------------
                                                      Michael F. Henn
                                                   Senior Vice President
                                                and Chief Financial Officer
Dated: February 25, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

                  SIGNATURE                                TITLE                      DATE
---------------------------------------------  ------------------------------  ------------------

                BRUCE KARATZ                   Chairman, President              February 25, 1997
---------------------------------------------  and Chief Executive
                Bruce Karatz                   Officer

               MICHAEL F. HENN                 Senior Vice President            February 25, 1997
---------------------------------------------  and Chief Financial Officer
               Michael F. Henn


              RONALD W. BURKLE                 Director                         February 25, 1997
---------------------------------------------
              Ronald W. Burkle


                 JANE EVANS                    Director                         February 25, 1997
---------------------------------------------
                 Jane Evans


              DR. RAY R. IRANI                 Director                         February 25, 1997
---------------------------------------------
              Dr. Ray R. Irani


         ANTOINE JEANCOURT-GALIGNANI           Director                         February 25, 1997
---------------------------------------------
         Antoine Jeancourt-Galignani


              JAMES A. JOHNSON                 Director                         February 25, 1997
---------------------------------------------
              James A. Johnson


                GUY NAFILYAN                   Director; Executive Vice         February 25, 1997
---------------------------------------------  President, European
                Guy Nafilyan                   Operations


               LUIS G. NOGALES                 Director                         February 25, 1997
---------------------------------------------
               Luis G. Nogales


             CHARLES R. RINEHART               Director                         February 25, 1997
---------------------------------------------
             Charles R. Rinehart


             SANFORD C. SIGOLOFF               Director                         February 25, 1997
---------------------------------------------
             Sanford C. Sigoloff

        KAUFMAN AND BROAD HOME CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP, dated January 3, 1997, all appearing on pages 36 through 49 in the 1996 Annual Report to Stockholders, are incorporated in this Annual Report on Form 10-K between page F-1 and the List of Exhibits Filed. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

     Separate combined financial statements of the Company's unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

                            ------------------------

                                                                                PAGE NO. IN
                                                                               ANNUAL REPORT
                                                                              TO STOCKHOLDERS
                                                                             -----------------
KAUFMAN AND BROAD HOME CORPORATION
  Report of Independent Auditors............................................        49
  Consolidated Statements of Income for the years ended November 30, 1996,
     1995 and 1994..........................................................        36
  Consolidated Balance Sheets as of November 30, 1996 and 1995..............        37
  Consolidated Statements of Stockholders' Equity for the years ended
     November 30, 1996, 1995 and 1994.......................................        38
  Consolidated Statements of Cash Flows for the years ended November 30,
     1996, 1995 and 1994....................................................        39
  Notes to Consolidated Financial Statements................................   40 through 48

     The following pages represent pages 26 through 49 and the inside back cover of the 1996 Annual Report to Stockholders of Kaufman and Broad Home Corporation, and include the Five Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Report of Independent Auditors, Stockholder Information and Quarterly Stock Prices. These pages were filed with the Securities and Exchange Commission as Exhibit 13 to this Annual Report on Form 10-K.

SELECTED FINANCIAL INFORMATION


                                                                           Years Ended November 30,
                                                    --------------------------------------------------------------------
In thousands, except per share amounts                    1996           1995          1994           1993          1992
                                                    --------------------------------------------------------------------
CONSTRUCTION:
   Revenues                                         $1,754,147     $1,366,866    $1,307,570     $1,199,776    $1,052,525
   Operating income before non-cash charge for
     impairment of long-lived assets                    98,679         65,531        88,323         86,609        58,897
   Operating income (loss)*                            (72,078)        65,531        88,323         86,609        58,897
   Total assets                                      1,000,159      1,269,208     1,167,136        983,442       987,104
   Mortgages and notes payable                         442,629        639,575       565,020        313,357       258,147
                                                    ==========     ==========    ==========     ==========    ==========
MORTGAGE BANKING:
   Revenues                                         $   32,894     $   29,660    $   28,701     $   38,078    $   41,643
   Operating income                                     12,740          9,348         6,003          7,534         4,556
   Total assets                                        243,335        304,971       287,324        355,936       444,656
   Notes payable                                       134,956        151,000       125,000        138,500       143,700
   Collateralized mortgage obligations                  68,381         84,764        96,731        144,143       222,948
                                                    ==========     ==========    ==========     ==========    ==========
CONSOLIDATED:
   Revenues                                         $1,787,041     $1,396,526    $1,336,271     $1,237,854    $1,094,168
   Operating income before non-cash charge for
     impairment of long-lived assets                   111,419         74,879        94,326         94,143        63,453
   Operating income (loss)*                            (59,338)        74,879        94,326         94,143        63,453
   Net income (loss)*                                  (61,244)        29,059        46,550         39,921        28,198
   Total assets                                      1,243,494      1,574,179     1,454,460      1,339,378     1,431,760
   Mortgages and notes payable                         577,585        790,575       690,020        451,857       401,847
   Collateralized mortgage obligations                  68,381         84,764        96,731        144,143       222,948
   Convertible subordinated notes                                                                                162,022
   Stockholders' equity*                               340,350        415,478       404,747        444,340       318,433
                                                    ==========     ==========    ==========     ==========    ==========

EARNINGS (LOSS) PER SHARE*                          $    (1.54)    $     .73    $     1.16     $      .96    $      .78

CASH DIVIDENDS PER COMMON SHARE                            .30           .30           .30            .30           .30
                                                    ==========     ==========    ==========     ==========    ==========


*Reflects a $170.8 million pretax non-cash charge for impairment of long-lived assets recorded in the second quarter of 1996.


Kaufman and Broad Home Corporation 1996 Annual Report

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW Revenues are primarily generated from the Company's housing operations in the western United States, France and Mexico; commercial development activities in France; and domestic mortgage banking operations.

     The Company's performance in 1996 reflected progress made during the year in achieving four key operating strategies: expansion in domestic markets outside of California; improvement in return on investment; aggressive inventory and debt reduction; and improvement in operating margin. On March 1, 1996, the Company took its most significant step to date in expanding beyond California with the acquisition of Rayco, Ltd., San Antonio's largest homebuilder. With this acquisition the Company established a significant position in the San Antonio metropolitan area, where Rayco commanded a 42% share of the new home market in 1996. The acquisition was accounted for as a purchase, with the results of the San Antonio operations included in the Company's financial statements as of March 1, 1996, the date of acquisition. Internationally, the Company's start-up housing operation in Mexico delivered its first homes during 1996.

     Total Company revenues increased to $1.79 billion in 1996, up 28.0% from $1.40 billion in 1995, which had increased 4.5% from revenues of $1.34 billion in 1994. The increase in 1996 was due in large measure to the acquisition of the San Antonio homebuilding operations, as well as the continued maturation of the Company's non-California domestic businesses and higher land sale revenues. In 1995, revenues rose due to higher housing revenues, partially offset by a decline in revenues from land sales. Included in total revenues were mortgage banking revenues of $32.9 million in 1996, $29.7 million in 1995 and $28.7 million in 1994.

     The Company recorded a $170.8 million non-cash charge for impairment of long-lived assets in the second quarter, resulting in a net loss of $61.2 million or $1.54 per share in 1996. Excluding the non-cash charge, net income increased to $48.0 million or $1.20 per share in 1996 from $29.1 million or $.73 per share in 1995. Net income in 1995 was lower than the $46.6 million or $1.16 per share recorded in 1994. Excluding the non-cash charge, net income increased in 1996 due to improved unit deliveries (including three quarters of San Antonio operations), continued progress in implementing the Company's key initiatives to improve gross margins and contain costs, and an increase in pretax income from mortgage banking operations. Mortgage banking pretax income improved primarily due to increased loan volume, improved income from sales of servicing rights stemming from an improved mix of fixed rate to variable loans, and strong cost controls. In 1995, net income fell due to lower earnings from housing operations, as a decline in earnings from California operations, primarily stemming from continued weakness in the state's housing markets, was only partially offset by an increase in earnings from domestic operations outside the state.

CONSTRUCTION

REVENUES Construction revenues increased in 1996 to $1.75 billion from $1.37 billion in 1995, which had increased from $1.31 billion in 1994. The increase in 1996 was primarily due to the inclusion of $189.3 million in revenues from San Antonio operations, continued growth within the Company's non-California domestic operations and increased land sale revenues. In 1995, the increase in revenues primarily reflected higher domestic housing revenues, as a decline in California housing revenues was more than offset by increased housing revenues from other U.S. operations (including the Company's first deliveries in New Mexico and Utah).

     Housing revenues totaled $1.67 billion in 1996, $1.33 billion in 1995 and $1.26 billion in 1994. Excluding revenues from the San Antonio operations, housing revenues totaled $1.48 billion in 1996, up 11.8% from 1995 as a result of a 4.6% increase in unit volume and a 6.9% higher average selling price. In 1995, housing revenues rose due to a 4.7% increase in the Company's average selling price and a modest increase in unit volume. California housing operations generated 59.6% of Company-wide housing revenues in 1996, down from 72.3% in 1995, reflecting both the Company's new San Antonio operations and further diversification of its domestic operations beyond California. Housing revenues from California operations were $997.3 million in 1996, up from $959.8 million in 1995. Including three quarters of revenues from operations in San Antonio, the Company's other U.S. housing revenues more than doubled to $513.9 million in 1996 from $245.4 million in 1995. Excluding San Antonio results, other U.S. housing revenues totaled $324.7 million in 1996, up 32.3% from the prior year. In 1995, the Company's California-generated revenues as a percentage of total housing revenues decreased from 82.0% in 1994 due to the Company's expansion into New Mexico and Utah, the maturation of the Nevada, Arizona and Colorado divisions and stagnant economic conditions in California.

     Housing deliveries increased by 30.4% to 10,249 units in 1996, exceeding the previous Company-wide record of 7,857 units set in 1995. Excluding 2,027 San Antonio deliveries, Company-wide deliveries in 1996 increased 4.6% from the prior year, reflecting increases in the U.S. and French markets of 2.9% and 30.5%, respectively. The modest increase in domestic deliveries, excluding San Antonio operations, was driven by a 25.9% rise in non-California deliveries, to 2,267 units in 1996 from 1,800 units in 1995, substantially offset by a decline in deliveries from California's still weak housing market.

RESIDENTIAL QUARTERLY UNIT AND BACKLOG DATA

                                                   Other
                                                   United
                                  California       States         France          Other         Total
                                  -------------------------------------------------------------------
UNIT DELIVERIES

1996
  First                              1,095            487            96              5          1,683
  Second                             1,453          1,265           160              5          2,883
  Third                              1,259          1,307           180              3          2,749
  Fourth                             1,364          1,235           313             22          2,934
                                  --------       --------       -------         ------       --------
  Total                              5,171          4,294           749             35         10,249
                                  ========       ========       =======         ======       ========

1995
  First                                972            293           102                         1,367
  Second                             1,295            446           110             24          1,875
  Third                              1,454            511           133             13          2,111
  Fourth                             1,709            550           229             16          2,504
                                  --------       --------       -------         ------       --------
  Total                              5,430          1,800           574             53          7,857
                                  ========       ========       =======         ======       ========

NET ORDERS

1996
  First                              1,292            540           123             21          1,976
  Second                             1,577          1,399           241             21          3,238
  Third                              1,395          1,144           104              7          2,650
  Fourth                             1,135            968           267              5          2,375
                                  --------       --------       -------         ------       --------
  Total                              5,399          4,051           735             54         10,239
                                  ========       ========       =======         ======       ========

1995
  First                              1,101            374           152              9          1,636
  Second                             1,397            698           134             12          2,241
  Third                              1,588            572           138             13          2,311
  Fourth                             1,342            503           210             10          2,065
                                  --------       --------       -------         ------       --------
  Total                              5,428          2,147           634             44          8,253
                                  ========       ========       =======         ======       ========

ENDING BACKLOG-UNITS

1996
  First                                823            599           256             27          1,705
  Second                               947          2,186           337             27          3,497
  Third                              1,083          2,023           261             31          3,398
  Fourth                               854          1,756           215             14          2,839
                                  ========       ========       =======         ======       ========

1995
  First                                757            280           219             29          1,285
  Second                               859            532           243             17          1,651
  Third                                993            593           248             17          1,851
  Fourth                               626            546           229             11          1,412
                                  ========       ========       =======         ======       ========

ENDING BACKLOG-VALUE In thousands

1996
  First                           $153,074       $ 86,880       $51,820         $4,948       $296,722
  Second                           182,718        236,970        72,215          5,265        497,168
  Third                            225,486        229,348        55,236          7,595        517,665
  Fourth                           180,513        196,195        47,603          3,584        427,895
                                  ========       ========       =======         ======       ========

1995
  First                           $125,870        $38,971       $44,820         $2,958       $212,619
  Second                           149,796         75,455        48,658          1,666        275,575
  Third                            191,182         86,096        54,560          1,683        333,521
  Fourth                           114,207         78,436        50,044          1,122        243,809
                                  ========       ========       =======         ======       ========

California deliveries decreased 4.8% to 5,171 units in 1996 from 5,430 units in 1995.

     Housing deliveries increased in 1995 from 7,824 units in 1994, as a 2.2% increase in U.S. deliveries more than offset a 16.2% decline in French deliveries during the period. The improvement in domestic unit volume in 1995 reflected continued domestic expansion outside of California, partially offset by a decline in California deliveries. In France, unit volume remained depressed in 1995, largely as a result of that country's adverse economic climate and more specifically as a result of the deferral of home purchases by many buyers anticipating new government incentive programs which did not take effect until October 1995.

     The Company-wide average new home price decreased 3.3% to $163,300 in 1996, reflecting the impact of the recently acquired San Antonio operations, which had an average selling price of $93,400 in 1996. Excluding San Antonio, the Company-wide average selling price increased 6.9% to $180,500 in 1996 from $168,900 in 1995, which had increased 4.7% from $161,300 in 1994. These year-over-year increases reflected higher average selling prices in the United States and France, resulting from shifts in product mix to higher priced, urban in-fill locations and increases in move-up sales.

     In California, the Company's average selling price rose 9.1% to $192,900 in 1996 from $176,800 in 1995. The 1995 figure increased 6.6% from $165,900 in
1994. The increases in both years reflected a shift in mix toward higher-priced homes. Excluding San Antonio, the Company's average selling price in other U.S. markets was $143,200 in 1996, $136,300 in 1995 and $114,900 in 1994. The
increase from 1995 to 1996 reflected greater development in higher priced, urban in-fill locations and larger numbers of move-up sales. The increase in 1995 from 1994 resulted from the Company's entry into new markets with higher average prices. The Company's average selling price in France increased in each of the past two years as a result of changes in product mix. It rose to $206,600 in 1996 from $203,700 in 1995, up from $182,300 in 1994.

     Revenues from the development of commercial buildings, all of which are located in metropolitan Paris, totaled $12.2 million in 1996, $20.5 million in 1995 and $17.4 million in 1994. These revenues declined in 1996 on reduced commercial development activities in France. In 1995, commercial development revenues increased modestly compared to 1994, although the French commercial markets were characterized by persistently high vacancy rates and poor operating conditions.

     Land sale revenues totaled $68.2 million in 1996, $18.2 million in 1995 and $27.2 million in 1994. The higher level of land sales in 1996 was largely due to an aggressive asset sale program implemented by the Company during the year as part of its debt reduction strategy. Land sold in 1996 was primarily prop-



Kaufman and Broad Home Corporation 1996 Annual Report erty previously held for long-term development which the Company disposed of in order to redeploy the invested capital at potentially higher returns. Generally, land sale revenues fluctuate based on the Company's decision to maintain or decrease its land ownership positions in certain markets, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company's housing divisions, or prevailing market conditions.

OPERATING INCOME Excluding the $170.8 million non-cash charge for impairment of long-lived assets recorded in the second quarter, operating income increased by $33.2 million or 50.6% to $98.7 million in 1996 from $65.5 million in 1995. This increase was primarily due to higher gross profits on housing sales, reflecting both higher unit volume and an improvement in margins, mainly due to the addition of the acquired San Antonio operations. When the non-cash charge is included, operating income decreased by $137.6 million, for an operating loss of $72.1 million in 1996. Gross profits in 1996 (excluding profits from land sales) increased by $74.3 million to $316.5 million from $242.2 million in 1995. As a percentage of related revenues, the Company's gross profit margin (excluding profits from land sales) was 18.8% in 1996, up from 18.0% in the prior year. The Company's housing gross margin increased to 18.7% in 1996 from 17.9% in the prior year, primarily reflecting the addition of San Antonio operations and continued growth in the Company's higher margin operations in other non-California markets. During each quarter of 1996, the Company's housing gross margin was better than or equal to that of the comparable quarter a year earlier, in part due to the favorable impact of the Company's key strategies, implemented during the course of 1995 and into 1996, to enhance profitability.

     Despite the increase in land sale revenues in 1996, Company-wide profits from land sales decreased by $2.7 million to $2.6 million in 1996 from $5.3 million in 1995. This decrease resulted from the Company's accelerated disposition of certain real estate assets, many of which were written down to fair value, in 1996 in order to redeploy capital to improve overall return on investment.

     Selling, general and administrative expenses increased by $38.5 million in 1996. This increase was primarily due to the inclusion of the San Antonio operations, which added $25.9 million of selling, general and administrative expenses (including the amortization of goodwill), as well as higher marketing expenses generated by increased unit volume from the Company's remaining operations. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses declined
 .5 percentage points to 13.2% in 1996 from 13.7% in 1995. This improvement reflected higher unit volume, primarily as a result of the acquisition of San Antonio operations, and more favorable ratios for sales incentives, advertising expenses and general and administrative expenses, partially offset by increased sales commissions associated with a higher proportion of third party broker commissions. The Company intends to continue its cost-cutting initiatives in 1997 and believes that further improvement in the selling, general and administrative expense ratio can be achieved in 1997 if volume equals or exceeds 1996 levels.

     In 1995, operating income decreased by $22.8 million to $65.5 million from $88.3 million in 1994. This decline reflected lower gross profits from commercial activities and land sales as well as an increase in selling, general and administrative expenses. Housing gross profits in 1995 were essentially flat compared to 1994 on slightly higher unit volume offset by a lower housing gross margin. Gross profits (excluding profits from land sales) decreased by $8.5 million to $242.2 million in 1995 from $250.7 million in 1994, largely due to lower gross profits from French commercial operations resulting from a lower commercial gross profit margin. As a percentage of related revenues, the Company's gross profit margin (excluding profits from land sales) was 18.0% in 1995, down from 19.6% in the prior year, primarily reflecting a lower gross margin in California. The lower gross margin from California operations stemmed from severe and prolonged winter rain storms in early 1995 which reduced sales volumes and slowed production, and from the large sales incentives required throughout 1995 to stimulate buying activity in a generally stagnant market. Rising mortgage rates in early 1995 also depressed Company performance. Despite these obstacles, the Company's California housing gross margin showed steady improvement from the first through the fourth quarters of 1995 as a rising proportion of deliveries was generated from more recently opened higher-margin communities.

     Company-wide profits from land sales decreased to $5.3 million in 1995 from $8.5 million in 1994 with profit margins from these sales down slightly.

     Selling, general and administrative expenses increased by $11.0 million in 1995. As a percentage of housing revenues, these expenses increased to 13.7% in 1995 from 13.5% in 1994. Selling, general and administrative expenses rose in 1995 mainly due to the continued expansion of the Company's domestic operations outside of California and increased financing incentives and sales commissions. These increases were partially offset by ongoing cost reduction programs which contributed to an improving expense ratio in each of the last three quarters of 1995. In the first quarter of 1995, selling, general and administrative expenses were 14.6% of housing revenues, gradually declining to 13.3% by the fourth quarter.

     In the second quarter of 1996, the Company decided to accelerate the disposition of certain real estate assets in order to facilitate pursuit of its four key operating strategies, including geographic diversification, increased emphasis on return on investment, planned debt reduction and improved operating margins. The disposition of these assets helped effectuate the Company's strategies to improve overall return on investment, restore financial leverage to targeted levels, and position the Company for continued geographic expansion. In addition, the Company substantially eliminated its prior practice of investing in long term development projects in order to reduce the operating risk associated with such projects. The accelerated disposition of long term development assets caused certain assets, primarily inventories and investments in unconsolidated joint ventures in California and France, to be identified as being impaired and to be written down. Certain of the Company's California properties were impacted by the charge, while none of its non-California domestic properties were affected. The Company's non-California domestic properties were not affected since they were not held for long term development and were expected to be economically successful such that they were determined not to be impaired.

     The evaluation of impaired assets considered the depressed nature of the real estate business in certain of the Company's California and French markets, reduced demand from prospective home buyers, availability of ready buyers for the Company's properties, future costs of development and holding costs during development. Based on this evaluation, the Company recorded a non-cash write-down in the second quarter of 1996 of $170.8 million ($109.3 million, net of income taxes) to state these impaired assets at their fair values. The fair values established were based on various methods, including discounted cash flow projections, appraisals and evaluations of comparable market prices, as appropriate. As the inventories affected by the charge primarily consisted of land which was not under active development, the Company does not anticipate that the charge will have a material effect on its gross margins.

     The write-down for impairment of long-lived assets was calculated in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" ("SFAS No. 121"), which the Company decided to adopt in the second quarter of 1996; however, the write-down was not necessitated by implementation of this standard. Had the Company not adopted SFAS No. 121, a substantial write-down would have nonetheless been recorded. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     Under the new standard, when an impairment write-down is required, the related assets are adjusted to their estimated fair value. Fair value for purposes of SFAS No. 121 is deemed to be the amount a willing buyer would pay a willing seller for such property in a current transaction, that is, other than in a forced or liquidation sale. For homebuilders, this is a change from the previous accounting standard which required homebuilders to carry real estate assets at the lower of cost or net realizable value.

INTEREST INCOME AND EXPENSE Interest income, which is generated from mortgages receivable, principally from land sales, and from short-term investments, amounted to $2.7 million in 1996, $2.1 million in 1995 and $2.0 million in 1994. Interest income during the three-year period reflected little change in the interest bearing average balances of short-term investments and mortgages receivable.

     Interest expense results principally from borrowings to finance land purchases, housing inventory, and other operating and capital needs. In 1996, interest expense, net of amounts capitalized, increased to $36.7 million from $27.5 million in 1995, reflecting a lower percentage of interest capitalized. The lower capitalization rate during 1996 reflected a higher proportion of land in production in 1996 compared to 1995 and the non-capitalization of interest on borrowings associated with the San Antonio acquisition. In 1995, interest expense, net of amounts capitalized, increased to $27.5 million from $17.8 million in the prior year, reflecting higher average indebtedness, a higher overall effective borrowing rate and a lower percentage of interest capitalized. The Company's average debt level increased in 1995 as inventory levels grew due to continued expansion.

MINORITY INTERESTS IN PRETAX INCOME OF CONSOLIDATED JOINT VENTURES The Company conducts a portion of both its residential and commercial development activities through majority-owned partnerships, primarily in France, which are fully consolidated in the accompanying financial statements. As a result, operating income has been reduced by minority interests in the pretax income of these partnerships of $.2 million in 1996, $.6 million in 1995 and $.9 million in 1994. Minority interests decreased in both years on declining profit contributions from the Company's consolidated commercial development projects. Minority interests are expected to remain at low levels in 1997, reflecting the limited opportunities currently available in the French commercial market.


KAUFMAN AND BROAD HOME CORPORATION 1996 Annual Report

EQUITY IN PRETAX INCOME (LOSS) OF UNCONSOLIDATED JOINT VENTURES The Company's unconsolidated joint venture activities, located in California, New Mexico and France, posted combined revenues of $6.7 million in 1996, $33.9 million in 1995 and $82.7 million in 1994. Of these amounts, revenues from commercial activities in France accounted for $.1 million in 1996, $5.9 million in 1995 and $34.0 million in 1994. These unconsolidated joint ventures generated combined pretax losses of $14.8 million in 1996, $20.5 million in 1995 and $35.7 million in 1994. The losses primarily consisted of selling, general, administrative and interest expenses from a single French multi-family residential project, as well as reserves taken in 1996 and 1995 on a French commercial development project. The Company's share of pretax losses from these joint ventures totaled $2.1 million in 1996, $3.5 million in 1995, and $3.7 million in 1994. The Company's share of pretax losses declined in 1996 and 1995 due to lower activity from the unconsolidated joint ventures and the effects of reserves taken in previous years. As a result of the non-cash charge taken in 1996 to reflect the impairment in unconsolidated joint ventures, the Company does not anticipate incurring significant additional losses from these joint ventures.

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

     Interest income decreased to $14.6 million in 1996 from $15.6 million in 1995, and $17.0 million in 1994, while interest expense also declined to $13.5 million in 1996 from $14.8 million in 1995, and $17.2 million in 1994. These amounts decreased primarily due to the declining balances of outstanding mortgage-backed securities and related collateralized mortgage obligations, stemming from both regularly scheduled, monthly principal amortization and the prepayment of mortgage collateral. These balances, and the related interest income and expense, will continue to decline as the Company's practice of participating in collateralized mortgage financings was discontinued in 1988 due to market conditions and tax law changes. Combined interest income and expense resulted in net interest income of $1.1 million in 1996 and $.8 million in 1995 and net interest expense of $.2 million in 1994. These differences reflect variations in mortgage production mix; movements in short-term versus long-term interest rates; and the amount, timing and rates of return on interim reinvestments of monthly principal amortization and prepayments.

OTHER MORTGAGE BANKING REVENUES Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent, mortgage servicing fees, totaled $18.3 million in 1996, $14.1 million in 1995 and $11.7 million in 1994. The increases in these revenues in 1996 and 1995 reflected higher gains on the sales of mortgages and servicing rights due to a higher volume of mortgage originations -- resulting from higher housing unit volume in the United States -- and a more favorable mix of fixed to variable rate loans.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses for mortgage banking operations amounted to $6.7 million in 1996 and $5.5 million in 1995 and 1994. The increase in general and administrative expenses in 1996 resulted from higher mortgage production levels due to a significant increase in domestic unit deliveries, partially offset by cost reduction programs. Despite increased mortgage production volume in 1995, general and administrative expenses remained flat compared to 1994 levels due to the Company's successful cost containment efforts which extended to its lending operations.

INCOME TAXES

     The Company's income tax benefit totaled $34.5 million in 1996, and its income tax expense totaled $16.4 million in 1995 and $27.3 million in 1994. These amounts represented effective income tax rates of approximately 36.0% in 1996 and 1995 and 37.0% in 1994. The tax benefit in 1996 reflected the pretax loss reported by the Company as a result of the non-cash charge for impairment of long-lived assets recorded in the second quarter of 1996. The Company's effective tax rate declined in 1995 compared to 1994 as a result of greater utilization of affordable housing investment credits. The pretax income/loss for financial reporting purposes and taxable income/loss for income tax purposes historically have differed primarily due to the impact of state income taxes, foreign tax rate differences, intercompany dividends and the use of affordable housing credits.

LIQUIDITY AND CAPITAL RESOURCES

     The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Typically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. In 1996, operating, invest-ing and financing activities used net cash of $33.6 million; in 1995, these activities used net cash of $11.4 million.

     Operating activities in 1996 provided $330.8 million, while 1995 operating activities used $52.9 million. The Company's sources of operating cash in 1996 included a reduction in inventories totaling $232.9 million (excluding $17.0 million of inventories acquired through seller financing and $73.9 million in acquired San Antonio inventories), a reduction in receivables of $36.6 million and various non-cash items. These non-cash items included the $170.8 million non-cash charge for impairment of long-lived assets, which more than offset the Company's net loss of $61.2 million (which included the non-cash charge for impairment of long-lived assets) recorded for 1996. Uses of cash in 1996 included a $41.2 million change in deferred taxes and a $21.9 million decrease in accounts payable, accrued expenses and other liabilities. The decrease in inventories in 1996 (excluding San Antonio inventories acquired and the non-cash charge for impairment of long-lived assets), occurred primarily in California as the Company continued to execute a debt reduction strategy that included an aggressive asset sale program.

     In 1995, the use of operating cash included net investments of $80.3 million in inventories (excluding $36.1 million of inventories acquired through seller financing), an increase of $14.7 million in receivables and $18.8 million of other operating uses. The use of cash was partially offset by earnings of $29.1 million, various non-cash items deducted from net income and a $26.7 million increase in accounts payable, accrued expenses and other liabilities. In 1995, inventories increased, primarily in the United States, rising to $901.4 million at November 30, 1995 from $807.5 million at year-end 1994, as the Company continued its domestic expansion.

     Cash used by investing activities totaled $73.9 million in 1996 compared to $10.0 million provided in 1995. In 1996, $80.6 million of cash was used for the March 1, 1996 San Antonio acquisition for a total purchase price of $104.5 million, which included cash to pay off debt assumed in the purchase. In addition, cash of $7.6 million was used for investments in unconsolidated joint ventures and $2.8 million was used for other investing activities. Partially offsetting these uses was $18.1 million in proceeds received from mortgage-backed securities which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral.

     In 1995, cash provided by investing activities was primarily from $13.8 million in proceeds from mortgage-backed securities paid off during the year within the mortgage banking operations. These proceeds were used largely to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral.

     Financing activities in 1996 used $290.5 million of cash compared to $31.5 million provided in 1995. In 1996, cash was used for net payments on borrowings of $379.2 million, reflecting the Company's aggressive debt reduction strategy. Uses of cash in 1996 also included payments on collateralized mortgage obligations of $17.3 million, the funds for which were provided by receipts on mortgage-backed securities, and $16.1 million of cash dividend payments. The mandatory conversion of all of the Company's series B convertible preferred shares into shares of common stock was completed on April 1, 1996 and has reduced cash flow required for future dividends by approximately $2.0 million per quarter. Partially offsetting these uses of cash were proceeds of $124.4 million from the issuance of 9 5/8% senior subordinated notes in the fourth quarter. The Company's debt-to-capital ratio improved to 56.5% in 1996 from 60.6% in 1995 despite substantial additional borrowings related to the San Antonio acquisition, and the non-cash charge for impairment of long-lived assets.

     Financing activities in 1995 provided $64.3 million in net proceeds from borrowings, partially offset by payments on collateralized mortgage obligations of $13.3 million, the funds for which were provided by receipts on mortgage-backed securities, and $19.6 million of cash dividend payments. The Company's debt-to-capital ratio increased to 60.6% in 1995 from 58.3% in 1994 reflecting additional financing required for the higher level of inventories resulting from domestic expansion.

     In connection with the San Antonio acquisition, the Company amended the terms under its domestic unsecured revolving credit agreement with various banks. The amended revolving credit agreement, dated February 28, 1996, increased the Company's initial borrowing capacity from $500 million to $630 million. The additional $130 million of financing obtained by the Company included a term loan facility used to finance the acquisition and to refinance portions of the existing indebtedness of the acquired company. During 1996, the Company repaid $301.4 million of debt (including $104.5 million of borrowings related to the San Antonio acquisition). This significant progress in the Company's aggressive debt reduction program lowered the Company's total debt to $442.6 million at November 30, 1996, $196.9 million or 30.8% less than the balance at November 30, 1995, despite borrowings of $104.5 million to acquire the San Antonio operations. Key elements of the Company's debt reduction program included an increased emphasis on contracting for sales prior to construction, stringent control of production inventory, a focus on reducing unsold inventory in production, and an aggressive land asset sale program. The debt reduction program restored the Company's financial leverage (as measured by a debt to total capital ratio) to 56.5% as of November 30, 1996, well within the Company's targeted range of 50% to 60%. The Company's ratio of debt to total capital was 60.6% at the 1995 year end.


Kaufman and Broad Home Corporation 1996 Annual Report

     In 1996, the Company also sold its Canadian operations. Proceeds of $9.5 million received from the sale of all of the issued and outstanding shares of the Canadian subsidiary were used to reduce the Company's debt. As the Company had been slowly winding down its operations in Canada over the past several years, the impact of the sale on the Company's financial position and results of operations was not significant.

     External sources of financing for the Company's construction activities include its domestic unsecured revolving credit facility, other domestic and foreign bank lines, third-party secured financings, and the public debt and equity markets. Substantial unused lines of credit remain available for the Company's future use, if required, principally through a domestic unsecured revolving credit facility. This facility provides for a $500 million commitment through December 31, 1997. As of November 30, 1996, $466.8 million was available under the revolving credit facility for the Company's future use. In addition, under the Company's French unsecured financing agreements, $63.2 million was available in the aggregate at November 30, 1996. Depending upon available terms, the Company also finances certain land acquisitions with borrowings from land sellers and other third parties. At November 30, 1996, the Company had outstanding seller-financed notes payable of $7.2 million secured primarily by the underlying property which had a carrying value of $7.5 million.

     On October 29, 1996, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for up to $300 million of the Company's debt and equity securities. The Company's previously outstanding shelf registration for debt securities in the amount of $100 million was subsumed within the universal shelf registration. This universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, and/or warrants to purchase such securities. On November 14, 1996, the Company utilized this universal shelf registration to issue $125 million of 9 5/8% senior subordinated notes at 99.525%. The notes are due November 15, 2006 with interest payable semi-annually. The net proceeds of the sale of these notes were used to reduce outstanding indebtedness to banks under the Company's domestic unsecured revolving credit agreement. With the issuance of the senior subordinated notes, the Company extended the overall maturity of its financing structure, while providing additional availability under its domestic revolving credit facility. A total of $175 million remains available under the universal shelf registration which the Company may offer for sale from time to time in the future.

     The Company uses capital resources primarily for land purchases, land development and housing construction. The Company typically manages its investments in land by purchasing property under options and other types of conditional contracts whenever possible, and similarly controls its investment in housing inventories by carefully managing the timing of the production process. The Company's inventories are geographically diverse and primarily located in desirable areas within targeted growth markets principally oriented toward entry-level purchasers. In 1996, the Company continued its expansion of domestic operations outside of California, but remained selective with regard to new investment in California, where many new home markets remain weak.

     The principal sources of liquidity for the Company's mortgage banking operations are internally generated funds from the sales of mortgages and related servicing rights. Mortgages originated by the mortgage banking operations are generally sold in the secondary market within 60 days of origination. External sources of financing for these operations include a $120 million asset-backed commercial paper facility and a mortgage loan purchase and interim servicing agreement, which provides up to $100 million for mortgage banking operations. The Company's mortgage banking subsidiary entered into the mortgage loan purchase and interim servicing agreement on August 28, 1996. This agreement expires on August 27, 1997. At November 30, 1996, the mortgage banking operations had a combined $85.0 million available for future use under the commercial paper facility and mortgage loan purchase and interim servicing agreement.

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

OUTLOOK

     At November 30, 1996, the Company had outstanding sales contracts of 2,839 units in residential backlog, representing aggregate future revenues of approximately $427.9 million. Excluding the effects of the San Antonio acquisition, unit and dollar backlog as of November 30, 1996 totaled 1,635 and $314.7 million, respectively. The 1996 year-end backlog increased from 1,412 units, representing aggregate future revenues of $243.8 million, at year-end 1995. Substantially all homes included in year-end 1996 backlog are expected to be delivered during 1997; however, cancellations could occur, particularly if market conditions deteriorate or interest rates rise, thereby decreasing backlog and related future revenues. For the first two months of the 1997 fiscal year, Company-wide net orders increased 36.8% from the same period a year ago. Excluding San Antonio, net orders increased 1.0% during the same two-month period.

     In the United States, the Company's residential backlog at November 30, 1996 totaled 2,610 units. Excluding San Antonio, domestic backlog at year-end 1996 totaled 1,406 units, up 20.0% from 1,172 units at year-end 1995, reflecting higher backlog from both California and non-California operations. In California, backlog increased to 854 units at November 30, 1996 compared to 626 units a year earlier, while non-California residential unit backlog (excluding San Antonio) rose slightly to 552 units at November 30, 1996 from 546 units at November 30, 1995. When compared to the fourth quarter of 1995, net orders in California decreased 15.4% to 1,135 from 1,342, during the fourth quarter of 1996. California order rates have demonstrated continued softness during the first two months of the 1997 fiscal year, with net orders down 18.1% compared to the same period of fiscal 1996. Net orders from non-California U.S. operations increased to 968 units in the fourth quarter of 1996 from 503 units in the fourth quarter of 1995. Excluding the San Antonio operations, net orders from non-California U.S. operations totaled 479 units in the fourth quarter of 1996, a slight decrease from the prior year's period. Non-California U.S. net orders (including San Antonio) for the first two months of fiscal 1997 increased 180.3% compared to the same period of fiscal 1996. Excluding San Antonio, domestic net orders from non-California operations increased 45.6% during the two-month period.

     In France, the residential backlog at November 30, 1996 totaled 215 units, down 6.1% from 229 units at year-end 1995. Net orders in the fourth quarter of 1996 were up 27.1% compared to the year-earlier period at 267 versus 210 units. For the year, French net orders increased 15.9% to 735 units from 634 units in 1995. In the first two months of 1997, net orders in France improved 18.6% compared to the same period a year ago. Given the decreased level of the Company's commercial development activities, the value of the backlog associated with these operations declined to approximately $8.9 million at November 30, 1996 from $10.8 million at year-end 1995.

     As a result of continued geographic expansion, 54.6% of the Company's domestic deliveries were in California in 1996, compared to 75.1% in 1995. Adverse economic conditions for new housing have persisted in California for several years. As a result, the Company has diversified its risks through geographic expansion into other western states during the 1990's. The Company expects to continue to be selective in its investment in land in California while focusing on improving gross margins, reducing overhead expenses and maximizing rates of return. While the Company is cautiously optimistic, based on current economic trends and forecasts, that market conditions for housing in California have begun to improve in certain markets, the timing and depth of sustained recoveries in the state's new home markets remain uncertain.

     The Company's domestic operations outside of California continued their profitable expansion during 1996. The San Antonio acquisition, along with growth in other non-California operations, resulted in a 138.6% increase in non-California domestic deliveries in 1996 from 1995. Each of the Company's non-California domestic divisions was profitable in 1996. The Company expects to continue to seek opportunities for non-California domestic expansion in the future through either de novo entry or the acquisition of existing businesses, or both.

     The French housing market improved modestly in 1996 from the prior year, which was marked by recession, high unemployment and the economic uncertainty created by an election year. If France's economic climate improves, the Company anticipates further modest improvement in deliveries from its French housing operations in 1997. French commercial activities, however, are likely to remain at or below depressed 1996 levels as that market continues to absorb existing properties and vacancy rates remain high in a generally weak economic climate.

     In Mexico, the Company delivered the first homes from its community near Mexico City in 1996, generating 39 net orders during the year. Nevertheless, the new home market in Mexico remains seriously hampered by the decline in the value of the peso and the economic recession created by its devaluation. The Mexican recession has slowed an already complex regulatory process and heightened consumer concerns about new home purchases. Despite these troubled conditions, demand for housing in Mexico remains substantial. The Company continues to monitor the unsettled economic environment and remains cautious regarding its Mexico operations. During 1997, the Company expects to continue to closely monitor its level of activity in Mexico and the desirability of expanding its market presence there.

     The Company continues to benefit in all of its operations from the strength of its capital position, which has allowed it to finance expansion, re-engineer product lines and diversify into stronger new home building markets. The Company's capital position has also helped enable it to maintain overall profitability during troubled economic times in California, where the lingering effects of a severe recession continue to inhibit demand for affordable new housing. The Company believes it remains well-positioned to benefit if the California home


Kaufman and Broad Home Corporation 1996 Annual Report building industry improves, and has established strategies to help maximize future performance even under continued challenging market conditions.

     The Company achieved measurable progress in 1996 with regard to its four key operating strategies. In each quarter of 1996 (excluding the non-cash charge for impairment of long-lived assets), the Company produced year-over-year improvement in unit deliveries, total revenues, selling, general and administrative expense ratio, pretax income and earnings per share. Additionally, in each quarter of 1996, the Company's gross margin was better than or equal to that of the comparable quarter a year earlier. Looking forward, the Company expects to focus on two additional strategic initiatives in the new year -- acceleration of the Company's growth and a substantial revision of its operational business model.

     The Company is targeting faster growth in two ways: a faster pace of expansion in certain existing markets, and new market entries. The Company has identified several of its existing domestic markets as candidates for accelerated growth programs due to their strength, size and ability to generate returns which meet or exceed Company objectives. As for new market entries, the Company recently entered the Austin, Texas market and expects to actively consider other western U.S. markets for expansion during the next few years, either through acquisition of existing homebuilders or establishment of start-up operations.

     The Company's second strategic goal involves the revision of its operational business model through a Company-wide integration of many of the basic operating characteristics of the business model used in its San Antonio operations. This business model emphasizes efficiencies generated from a more process-driven, systematic approach to homebuilding and also focuses on gaining a deeper understanding of customer interests and needs. This new model includes specific initiatives related to many aspects of the Company's business, including land purchase strategy, product design, production scheduling, inventory control and pricing. In addition, the model provides for a pro-active partnership with local real estate brokers in all communities and an integrated mortgage loan function which supports the homebuilding operations. The Company believes that the successful revision of its business model will result in further improvement in its operating margin over time.

     The Company maintains a cautious outlook for the first half of 1997 compared to year-earlier results due to exceptionally strong net orders in early 1996, recent heavy rains in Northern California and the Company's determination to reduce its reliance on incentives to stimulate sales. Nonetheless, the Company currently anticipates higher overall delivery volumes for full-year 1997 compared to 1996. Assuming stable or improving business conditions, interest rates and consumer confidence in its major markets, the Company believes the anticipated increase in delivery volumes, maintenance of its four key 1996 operational strategies and initial implementation of its two new strategic initiatives should result in improved operating income and earnings per share in 1997 compared to 1996. Additionally, the Company believes that the integration of its new operational business model, combined with its accelerated growth strategy will provide long-term benefits to its operations and improve returns in 1997 and beyond.

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

                                     * * *

Except for the historical information contained herein, certain of the matters discussed in this report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve certain risks and uncertainties, including but not limited to, changes in general economic conditions, materials prices, labor costs, interest rates, consumer confidence, competition, environmental factors, and government regulations affecting the Company's operations.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                          Years Ended November 30,
                                                                            -------------------------------------------------
In thousands, except per share amounts                                             1996               1995               1994
                                                                            -------------------------------------------------
TOTAL REVENUES                                                              $ 1,787,041        $ 1,396,526        $ 1,336,271
                                                                            ===========        ===========        ===========


CONSTRUCTION:
   Revenues                                                                 $ 1,754,147        $ 1,366,866        $ 1,307,570
   Construction and land costs                                               (1,435,081)        (1,119,405)        (1,048,323)
   Selling, general and administrative expenses                                (220,387)          (181,930)          (170,924)
   Non-cash charge for impairment of long-lived assets                         (170,757)
                                                                            -----------        -----------        -----------
     Operating income (loss)                                                    (72,078)            65,531             88,323
   Interest income                                                                2,666              2,140              2,026
   Interest expense, net of amounts capitalized                                 (36,691)           (27,501)           (17,849)
   Minority interests in pretax income of consolidated joint ventures              (233)              (584)              (917)
   Equity in pretax loss of unconsolidated joint ventures                        (2,148)            (3,475)            (3,736)
                                                                            -----------        -----------        -----------
   Construction pretax income (loss)                                           (108,484)            36,111             67,847
                                                                            -----------        -----------        -----------
MORTGAGE BANKING:
   Revenues:
     Interest income                                                             14,594             15,555             16,978
     Other                                                                       18,300             14,105             11,723
                                                                            -----------        -----------        -----------
                                                                                 32,894             29,660             28,701
   Expenses:
     Interest                                                                   (13,462)           (14,821)           (17,151)
     General and administrative                                                  (6,692)            (5,491)            (5,547)
                                                                            -----------        -----------        -----------
   Mortgage banking pretax income                                                12,740              9,348              6,003
                                                                            -----------        -----------        -----------
Total pretax income (loss)                                                      (95,744)            45,459             73,850
Income taxes                                                                     34,500            (16,400)           (27,300)
                                                                            -----------        -----------        -----------
NET INCOME (LOSS)                                                           $   (61,244)       $    29,059        $    46,550
                                                                            ===========        ===========        ===========

EARNINGS (LOSS) PER SHARE                                                   $     (1.54)       $       .73        $      1.16
                                                                            ===========        ===========        ===========


See accompanying notes.

Kaufman and Broad Home Corporation 1996 Annual Report

CONSOLIDATED BALANCE SHEETS

                                                                 November 30,
                                                          -------------------------
In thousands, except shares                                   1996           1995
                                                          -------------------------
ASSETS

CONSTRUCTION:
 Cash and cash equivalents                                $    4,723     $   24,793
 Trade and other receivables                                 107,037        111,620
 Inventories                                                 780,302      1,059,179
 Investments in unconsolidated joint ventures                  8,312         21,154
 Goodwill                                                     39,356         13,884
 Other assets                                                 60,429         38,578
                                                          ----------     ----------
                                                           1,000,159      1,269,208
                                                          ----------     ----------

MORTGAGE BANKING:
 Cash and cash equivalents                                     5,058         18,589
 Receivables:
   First mortgages and mortgage-backed securities             81,536         97,672
   First mortgages held under commitment of sale
    and other receivables                                    153,459        181,764
 Other assets                                                  3,282          6,946
                                                          ----------     ----------
                                                             243,335        304,971
                                                          ----------     ----------
TOTAL ASSETS                                              $1,243,494     $1,574,179
                                                          ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
 Accounts payable                                         $  151,791     $  156,097
 Accrued expenses and other liabilities                       96,986         90,237
 Mortgages and notes payable                                 442,629        639,575
                                                          ----------     ----------
                                                             691,406        885,909
                                                          ----------     ----------

MORTGAGE BANKING:
 Accounts payable and accrued expenses                         7,481          9,661
 Notes payable                                               134,956        151,000
 Collateralized mortgage obligations secured by
   mortgage-backed securities                                 68,381         84,764
                                                          ----------     ----------
                                                             210,818        245,425
                                                          ----------     ----------
Deferred income taxes                                                        24,448
                                                          ----------     ----------
Minority interests in consolidated joint ventures                920          2,919
                                                          ----------     ----------
STOCKHOLDERS' EQUITY:

Preferred stock--$1.00 par value; authorized,
     10,000,000 shares:
   Series A participating cumulative preferred
     stock; none outstanding
   Series B convertible preferred stock; none and
     1,300,000 shares outstanding
     at November 30, 1996 and 1995, respectively                              1,300
Common stock--$1.00 par value; authorized,
   100,000,000 shares; 38,827,586 and
   32,346,736 shares outstanding at November 30, 1996
   and 1995, respectively                                     38,828         32,347
  Paid-in capital                                            183,801        188,839
  Retained earnings                                          113,398        190,749
  Cumulative foreign currency translation adjustments          4,323          2,243
                                                          ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY                               340,350        415,478
                                                          ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $1,243,494     $1,574,179
                                                          ==========     ==========

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Years Ended November 30, 1996, 1995 and 1994
                                        ---------------------------------------------------------------------------------------
                                           Series B
                                        Convertible               Special                                Foreign         Total
                                          Preferred    Common      Common      Paid-in     Retained     Currency  Stockholders'
In thousands                                  Stock     Stock       Stock      Capital     Earnings  Translation        Equity
                                        ---------------------------------------------------------------------------------------
Balance at November 30, 1993               $ 1,300    $ 29,601    $ 5,123    $ 258,770    $ 154,338    $(4,792)   $ 444,340
Net income                                                                                   46,550                  46,550
Dividends on Series B convertible
  preferred stock                                                                            (9,880)                 (9,880)
Dividends on common and special
  common stock                                                                               (9,726)                 (9,726)
Exercise of employee stock options                         125                   1,406                                1,531
Purchase of special common stock
  and warrants                                                     (2,332)     (71,345)                             (73,677)
Exchange of special common stock
  for common stock                                       2,652     (2,791)         139
Foreign currency translation adjustments                                                                 5,609        5,609
                                           -------    --------    -------    ---------    ---------    -------    ---------
Balance at November 30, 1994                 1,300      32,378                 188,970      181,282        817      404,747
                                           -------    --------    -------    ---------    ---------    -------    ---------
Net income                                                                                   29,059                  29,059
Dividends on Series B convertible
  preferred stock                                                                            (9,880)                 (9,880)
Dividends on common stock                                                                    (9,712)                 (9,712)
Exercise of employee stock options                          17                     103                                  120
Cancellation of restricted stock                           (48)                   (234)                                (282)
Foreign currency translation adjustments                                                                 1,426        1,426
                                           -------    --------    -------    ---------    ---------    -------    ---------
Balance at November 30, 1995                 1,300      32,347                 188,839      190,749      2,243      415,478
                                           -------    --------    -------    ---------    ---------    -------    ---------
Net income (loss)                                                                           (61,244)                (61,244)
Dividends on Series B convertible
  preferred stock                                                                            (4,940)                 (4,940)
Dividends on common stock                                                                   (11,167)                (11,167)
Conversion of Series B convertible
  preferred stock                           (1,300)      6,500                  (5,200)
Exercise of employee stock options                          37                     390                                  427
Cancellation of restricted stock                           (56)                   (228)                                (284)
Foreign currency translation adjustments                                                                 2,080        2,080
                                           -------    --------    -------    ---------    ---------    -------    ---------
Balance at November 30, 1996               $          $ 38,828    $          $ 183,801    $ 113,398    $ 4,323    $ 340,350
                                           =======    ========    =======    =========    =========    =======    =========

See accompanying notes.


KAUFMAN AND BROAD HOME CORPORATION 1996 Annual Report

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended November 30,
                                                                             -------------------------------------
In thousands                                                                     1996        1995         1994
                                                                             ---------    -------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                          $ (61,244)   $ 29,059    $  46,550
  Adjustments to reconcile net income (loss)
    to net cash provided (used) by
    operating activities:
     Equity in pretax loss of unconsolidated joint ventures                      2,148       3,475        3,736
     Minority interests in pretax income of consolidated joint ventures            233         584          917
     Amortization of discounts and issuance costs                                1,510       1,765        2,276
     Depreciation and amortization                                              10,819       6,274        3,408
     Provision for deferred income taxes                                       (41,208)     (6,925)       4,498
     Non-cash charge for impairment of long-lived assets                       170,757
     Change in assets and liabilities, net of effects from
       purchase of Rayco:
      Receivables                                                               36,572     (14,664)     (13,836)
      Inventories                                                              232,871     (80,317)    (137,594)
      Accounts payable, accrued expenses and other liabilities                 (21,918)     26,680      (26,314)
      Other, net                                                                   244     (18,801)       5,279
                                                                             ---------    --------    ---------
Net cash provided (used) by operating activities                               330,784     (52,870)    (111,080)
                                                                             ---------    --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Acquisition of Rayco, net of cash acquired                                    (80,556)
 Investments in unconsolidated joint ventures                                   (7,644)        685       (5,329)
 Net originations of mortgages held for long-term investment                      (996)       (253)        (442)
 Payments received on first mortgages and mortgage-backed securities            18,069      13,786       49,687
 Other, net                                                                     (2,799)     (4,252)      (6,447)
                                                                             ---------    --------    ---------
Net cash provided (used) by investing activities                               (73,926)      9,966       37,469
                                                                             ---------    --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Net proceeds from (payments on) credit agreements and other
   short-term borrowings                                                      (325,323)     92,358      215,476
  Proceeds from issuance of senior subordinated notes                          124,406
  Payments on collateralized mortgage obligations                              (17,309)    (13,296)     (49,259)
  Payments on mortgages, land contracts and other loans                        (53,894)    (28,055)      (4,460)
  Payments from (to) minority interests in consolidated joint ventures          (2,232)         63      (15,177)
  Purchase of special common stock and warrants                                                         (73,677)
  Payments of cash dividends                                                   (16,107)    (19,592)     (19,606)
                                                                             ---------    --------    ---------
Net cash provided (used) for financing activities                             (290,459)     31,478       53,297
                                                                             ---------    --------    ---------
Net decrease in cash and cash equivalents                                      (33,601)    (11,426)     (20,314)
Cash and cash equivalents at beginning of year                                  43,382      54,808       75,122
                                                                             ---------    --------    ---------
Cash and cash equivalents at end of year                                     $   9,781    $ 43,382    $  54,808
                                                                             =========    ========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid, net of amounts capitalized                                   $  52,063    $ 42,032    $  36,034
 Income taxes paid                                                               5,093      17,275       45,270
                                                                             =========    ========    =========
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
 Cost of inventories acquired through seller financing                       $  16,977    $ 36,149    $  27,054
                                                                             =========    ========    =========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS Kaufman and Broad Home Corporation (the Company) is a regional builder of single-family homes with domestic operations throughout the western United States, and international operations in France and Mexico. In France, the Company is also a developer of commercial and high-density residential projects. Through its mortgage banking subsidiary, Kaufman and Broad Mortgage Company, the Company provides mortgage banking services to its domestic home buyers.

BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and all significant majority-owned or controlled subsidiaries and joint ventures. All significant intercompany transactions have been eliminated. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for using the equity method.

USE OF ESTIMATES The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgements of management. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid debt instruments and other short-term investments purchased with a maturity of three months or less to be cash equivalents.

CONSTRUCTION OPERATIONS The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121") in the second quarter of 1996. Prior to the adoption of SFAS No. 121, inventories were stated at the lower of cost or estimated net realizable value for each parcel or subdivision. Under the new standard, inventories to be held and used are stated at cost unless a subdivision is determined to be impaired, in which case the impaired inventories are written down to fair value. Write-downs of impaired inventories are recorded as adjustments to the cost basis of the respective inventory.

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

   Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are generally allocated equally to units within a parcel or subdivision. Land and land development costs generally include related interest and property taxes incurred until development is substantially completed or deliveries have begun within a subdivision.

   Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized by the Company over periods ranging from five to seven years using the straight-line method. Accumulated amortization was $8,836,000 and $2,178,000 at November 30, 1996 and 1995, respectively. In the event that facts and circumstances indicate that the carrying value of goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the goodwill would be compared to its carrying amount to determine if a write-down to fair value or discounted cash flow is required.

CHARGE FOR IMPAIRMENT OF LONG-LIVED ASSETS In the second quarter of 1996, the Company decided to accelerate the disposition of certain real estate assets in order to facilitate pursuit of its four key operating strategies, including geographic diversification, increased emphasis on return on investment, planned debt reduction and improved operating margins. The disposition of these assets helped effectuate the Company's strategies to improve overall return on investment, restore financial leverage to targeted levels, and position the Company for continued geographic expansion. In addition, the Company substantially eliminated its prior practice of investing in long term development projects in order to reduce the operating risk associated with such projects. The accelerated disposition of long term development assets caused certain assets, primarily inventories and investments in unconsolidated joint ventures in California and France, to be identified as being impaired and to be written down. Certain of the Company's California properties were impacted by the charge, while none of its non-California domestic properties were affected. The Company's non-California domestic properties were not affected since they were not held for long term development and were expected to be economically successful such that they were determined not to be impaired.

   The evaluation of impaired assets considered the depressed nature of the real estate business in certain of the Company's California and French markets, reduced demand from prospective home buyers, availability of ready buyers for the Company's properties, future costs of development


KAUFMAN AND BROAD HOME CORPORATION 1996 ANNUAL REPORT and holding costs during development. Based on this evaluation, the Company recorded a non-cash write-down of $170,757,000 ($109,257,000, net of income taxes) to state these impaired assets at their fair values. The fair values established were based on various methods, including discounted cash flow projections, appraisals and evaluations of comparable market prices, as appropriate. As the inventories affected by the charge primarily consisted of land which was not under active development, the Company does not anticipate that the charge will have a material effect on its gross margins.

   The write-down for impairment of long-lived assets was calculated in accordance with the requirements of SFAS No. 121 but was not necessitated by implementation of this standard. Had the Company not adopted SFAS No. 121, a substantial write-down would have nonetheless been recorded. SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, and requires impairment losses to be recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

   Under the new standard, when an impairment write-down is required, the related assets are adjusted to their estimated fair value. Fair value for purposes of SFAS No. 121 is deemed to be the amount a willing buyer would pay a willing seller for such property in a current transaction, that is, other than in a forced or liquidation sale. For homebuilders, this is a change from the previous accounting standard which required homebuilders to carry real estate assets at the lower of cost or net realizable value. Fair value differs from net realizable value in that, among other things, fair value assumes a cash sale under current market conditions, considers a potential purchaser's requirement for future profit and discounts the timing of estimated future cash receipts. In contrast, net realizable value is the price obtainable in the future based on the current intended use of the land, net of disposal and holding costs, without provision for future profits or discounting future cash flow to present value.

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

INCOME TAXES Income taxes are provided for at rates applicable in the countries in which the income is earned. Provision is made currently for United States federal income taxes on earnings of foreign subsidiaries which are not expected to be reinvested indefinitely.

EARNINGS PER SHARE The computation of earnings per share is based on the weighted average number of common shares, special common shares, equivalent Series B Convertible Preferred Shares and common share equivalents outstanding during each year. All of the Series B Convertible Preferred Shares were converted into shares of the Company's common stock on April 1, 1996, the mandatory conversion date. Prior to their conversion, the Series B Convertible Preferred Shares were considered common stock due to their being subject to mandatory conversion into common stock, and the related dividends were not deducted from net income for purposes of calculating earnings per share. Common share equivalents include dilutive stock options and warrants using the treasury stock method. Earnings per share were based on the weighted average number of common shares, special common shares, equivalent Series B Convertible Preferred Shares and common share equivalents outstanding of 39,763,000 in 1996, 39,757,000 in 1995 and 40,026,000 in 1994.

   If, for purposes of calculating earnings per share, the Series B Convertible Preferred Shares were excluded from the weighted average shares outstanding and the related dividends deducted from net income, the computation would have resulted in a loss per share of $1.76 in 1996 and earnings per share of $.58 in 1995 and $1.09 in 1994.

RECLASSIFICATIONS Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 1996 presentation.

Note 2. ACQUISITION
On March 1, 1996, the Company acquired San Antonio, Texas-based Rayco, Ltd. and affiliates ("Rayco") for a total purchase price of approximately $104,500,000, including cash to pay off certain assumed debt. The acquisition was financed through borrowings under the Company's amended revolving credit agreement dated February 28, 1996. Rayco is San Antonio's largest homebuilder and sells a wide variety of homes, primarily to first-time buyers. The total purchase price was based on the net assets of the entities purchased and the assumption of certain debt. The acquisition was accounted for as a purchase with the results of operations of the acquired entities included in the Company's consolidated financial statements as of the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $32,274,000 and is being amortized on a straight-line basis over a period of seven years.

   The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Rayco as if the acquisition had occurred as of December 1, 1994, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma results for the year ended November 30, 1996 below are presented both before and after the $170,757,000 non-cash charge for impairment of long-lived assets.

                                              Years Ended November 30,
                                                        1996
                                           ----------------------------
                                                After            Before
                                             Non-cash          Non-cash
In thousands, except per share amounts         Charge            Charge              1995
                                           ----------------------------------------------
Total revenues                             $1,850,329        $1,850,329        $1,634,574
Total pretax income (loss)                    (92,740)           78,017            57,625
Net income (loss)                             (59,440)           49,817            36,825
Earnings (loss) per share                       (1.49)             1.25               .93
                                           ==========        ==========        ==========

   This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Rayco acquisition been consummated as of December 1, 1994, nor are they necessarily indicative of future operating results.

Note 3. RECEIVABLES

CONSTRUCTION Trade receivables amounted to $28,368,000 and $48,699,000 at November 30, 1996 and 1995, respectively. Included in these amounts are unbilled receivables due from investors on French apartment, condominium and commercial building sales accounted for using the percentage of completion method, totaling $6,444,000 at November 30, 1996 and $8,478,000 at November 30, 1995. The
investors are contractually obligated to remit payments against their unbilled balances. Other receivables of $78,669,000 at November 30, 1996 and $62,921,000 at November 30, 1995 included mortgages receivable, escrow deposits and amounts due from municipalities and utility companies.

   At November 30, 1996 and 1995, receivables were net of allowances for doubtful accounts of $3,773,000 and $3,034,000, respectively.

MORTGAGE BANKING First mortgages and mortgage-backed securities consisted of loans of $8,184,000 at November 30, 1996 and $7,187,000 at November 30, 1995 and
mortgage-backed securities of $73,352,000 and $90,485,000 at November 30, 1996 and 1995, respectively. The mortgage-backed securities serve as collateral for related collateralized mortgage obligations. The property covered by the mortgages underlying the mortgage-backed securities are single-family residences. Issuers of the mortgage-backed securities are the Government National Mortgage Association and Federal National Mortgage Association. The first mortgages and mortgage-backed securities bore interest at an average rate of 8 1/2% and 8 3/5% at November 30, 1996 and 1995, respectively (with rates ranging from 7% to 12% in 1996 and 7% to 13% in 1995).

   Mortgages were net of discounts of $2,490,000 at November 30, 1996 and $4,353,000 at November 30, 1995. These discounts, which primarily represent loan origination discount points and acquisition price discounts, are deferred as an adjustment to the carrying value of the related first mortgages and mortgage-backed securities and amortized into interest income using the interest method.

   The Company's mortgage-backed securities held for long-term investment have been classified as held-to-maturity and are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. The total gross unrealized gains and gross unrealized losses on the mortgage-backed securities were $4,391,000 and $0, respectively at November 30, 1996 and $6,175,000 and $0, respectively at November 30, 1995.

KAUFMAN AND BROAD HOME CORPORATION 1996 Annual Report

   First mortgages held under commitment of sale and other receivables consisted of first mortgages held under commitment of sale of $147,619,000 at November 30, 1996 and $173,487,000 at November 30, 1995 and other receivables of $5,840,000 and $8,277,000 at November 30, 1996 and 1995, respectively. The first mortgages held under commitment of sale bore interest at an average rate of 7 3/4% and 7 2/5% at November 30, 1996 and 1995, respectively. The balance in first mortgages held under commitment of sale and other receivables fluctuates significantly during the year and typically reaches its highest level at quarter-ends, corresponding with the Company's home and mortgage delivery activity.

Note 4. INVENTORIES
Inventories consist of the following:

                                                       November 30,
                                                --------------------------
In thousands                                      1996             1995
                                                --------------------------
Homes, lots and improvements in production      $646,069        $  803,926
Land under development                           134,233           255,253
                                                --------        ----------
  Total inventories                             $780,302        $1,059,179
                                                ========        ==========

   Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred.

   The impact of capitalizing interest costs on consolidated pretax income is as follows:

                                          Years Ended November 30,
                                   -------------------------------------
In thousands                           1996          1995          1994
                                   -------------------------------------
Interest incurred                  $ 63,628      $ 64,629      $ 45,410
Interest expensed                   (36,691)      (27,501)      (17,849)
                                   --------      --------      --------
Interest capitalized                 26,937        37,128        27,561
Interest amortized                  (24,893)      (18,508)      (16,156)
                                   --------      --------      --------
Net impact on consolidated
    pretax income                  $  2,044      $ 18,620      $ 11,405
                                   ========      ========      ========

Note 5. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The Company participates in a number of joint ventures in which it has less than a controlling interest. These joint ventures are based primarily in New Mexico and France and are engaged in the development, construction and sale of residential properties and commercial projects. Combined condensed financial information concerning the Company's unconsolidated joint venture activities follows:

                                                 November 30,
                                         ----------------------
In thousands                                 1996          1995
                                         ----------------------
Cash                                     $  5,449      $  2,426
Receivables                                 6,112         9,407
Inventories                               121,802       874,624
Other assets                                  168         5,854
                                         --------      --------
  Total assets                           $133,531      $892,311
                                         ========      ========
Mortgages and notes payable              $116,477      $630,006
Other liabilities                           8,583        98,539
Equity of:
  The Company                               8,312        21,154
  Others                                      159       142,612
                                         --------      --------
  Total liabilities and equity           $133,531      $892,311
                                         ========      ========

   The joint ventures finance land and inventory investments primarily through a variety of borrowing arrangements. The Company typically does not guarantee these financing arrangements.

                                                Years Ended November 30,
                                          -----------------------------------
In thousands                                 1996         1995        1994
                                          -----------------------------------
Revenues                                  $  6,678     $ 33,917     $ 82,734
Cost of sales                               (8,232)     (49,289)    (102,981)
Other expenses, net                        (13,207)      (5,108)     (15,434)
                                          --------     --------     --------
  Total pretax loss                       $(14,761)    $(20,480)    $(35,681)
                                          ========     ========     ========
  The Company's share of pretax loss      $ (2,148)    $ (3,475)    $ (3,736)
                                          ========     ========     ========

   The Company's share of pretax loss includes management fees earned from the unconsolidated joint ventures.

Note 6. MORTGAGES AND NOTES PAYABLE

CONSTRUCTION Mortgages and notes payable consist of the following (interest rates are as of November 30):

                                                              November 30,
                                                        -----------------------
In thousands                                              1996           1995
                                                        -----------------------
Unsecured domestic borrowings with banks
  under a revolving credit agreement (7% to
  7 1/10% in 1995)                                                     $250,000
Other unsecured domestic borrowings with banks
  due within one year (6 5/8% in 1996
  and 6 3/5% to 6 7/8% in 1995)                         $ 30,400         13,000
Unsecured French borrowings (4 1/10% to
  4 1/2% in 1996 and 6 3/8% to 7 1/5% in 1995)             6,617         59,011
Mortgages and land contracts due to land sellers
  and other loans (7% to 30 7/10% in 1996 and
  6 3/5% to 59 2/5% in 1995)                               7,243         43,715
Senior notes due 1999 at 10 3/8%                         100,000        100,000
Senior subordinated notes due 2003 at 9 3/8%             173,961        173,849
Senior subordinated notes due 2006 at 9 5/8%             124,408
                                                        --------       --------
  Total mortgages and notes payable                     $442,629       $639,575
                                                        ========       ========

   In connection with the acquisition of Rayco, the Company amended the terms under its domestic unsecured revolving credit agreement with various banks. The amended revolving credit agreement, dated February 28, 1996, increased the Company's initial borrowing capacity from $500,000,000 to $630,000,000. The additional $130,000,000 of financing obtained included a term loan facility used to finance the acquisition and to refinance portions of the existing indebtedness of Rayco. The Company repaid the term loan in its entirety prior to November 30, 1996. Under the amended revolving credit agreement, $500,000,000 remained committed and $466,800,000 was available for the Company's future use at November 30, 1996. The agreement, scheduled to expire on December 31, 1997, provides for interest on borrowings at either the applicable bank reference rate or the London Interbank Offered Rate plus an applicable spread and an annual commitment fee based on the unused portion of the commitment.

   Under the terms of the amended revolving credit agreement, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories, indebtedness, dividend payments and repurchases of stock. Under the conditions of the agreement, retained earnings of $9,917,000 were available for payment of cash dividends or stock repurchases at November 30, 1996.

   The Company's French subsidiaries have lines of credit with various banks which totaled $69,807,000 at November 30, 1996 and have various committed expiration dates through September 1998. These lines of credit provide for interest on borrowings at either the French Federal Funds Rate or the Paris Interbank Offered Rate plus an applicable spread.

   The weighted average interest rate on aggregate unsecured borrowings, excluding the senior and senior subordinated notes, was 6 2/10% and 6 9/10% at November 30, 1996 and 1995, respectively.

   On August 11, 1992, the Company filed a registration statement with the Securities and Exchange Commission under which the Company could offer for sale from time to time up to $200,000,000 of unsecured debt securities. On September 8, 1992, the Company, pursuant to this registration statement, issued $100,000,000 of 10 3/8% senior notes, due September 1, 1999, with interest payable semi-annually. The Company may redeem, in whole or in part, at any time on or after September 1, 1997, 100% of the principal amount of the notes.

   On April 26, 1993, the Company issued $175,000,000 principal amount of 9 3/8% senior subordinated notes at 99.202%. The notes are due May 1, 2003 with interest payable semi-annually. The notes represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The Company may redeem the notes, in whole or in part, at any time on or after May 1, 2000 at 100% of their principal amount.

   On October 29, 1996, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for up to $300,000,000 of the Company's debt and equity securities. The Company's previously outstanding shelf registration for debt securities in the amount of $100,000,000 was subsumed within the universal shelf registration. The universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, and/or warrants to purchase such securities. On November 14, 1996, the Company utilized this universal shelf registration to issue $125,000,000 of 9 5/8% senior subordinated notes at 99.525%. The notes, which are due November 15, 2006 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole or in part, at 104.8125% of their principal amount beginning November 15, 2001, and thereafter at prices declining annually to 100% on and after November 15, 2004.

   The 10 3/8% senior notes and 9 3/8% and 9 5/8% senior subordinated notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments, create certain liens, engage in mergers, consolidations, or sales of assets, or engage in certain transactions with officers, directors and employees.

   Principal payments on senior and senior subordinated notes, mortgages, land contracts and other loans are due as follows: 1997, $5,271,000; 1998, $1,692,000; 1999, $100,156,000; 2000, $108,000; 2001, $16,000; and thereafter,
$298,369,000.

   Assets (primarily inventories) having a carrying value of approximately $7,530,000 are pledged to collateralize mortgages, land contracts and other secured loans.


Kaufman and Broad Home Corporation 1996 Annual Report

MORTGAGE BANKING Notes payable include the following (interest rates are as of November 30):

                                                               November 30,
                                                          ----------------------
In thousands                                                  1996          1995
                                                          ----------------------
Advances under asset-backed commercial paper
  facility (5 7/10% in 1996 and 5 9/10% in 1995)          $ 74,000      $111,000

Advances under mortgage loan purchase and
  interim servicing agreement (6 1/5% in 1996)              60,956

Notes payable secured by trust deed notes
  (7 1/8% in 1995)                                                        40,000
                                                          --------      --------

  Total notes payable                                     $134,956      $151,000
                                                          ========      ========


     First mortgages receivable are financed through a $120,000,000 asset-backed commercial paper facility (the Commercial Paper Facility) and a $100,000,000 Mortgage Loan Purchase and Interim Servicing Agreement (the Mortgage Loan Purchase Facility). Prior to entering into the Mortgage Loan Purchase Facility on August 28, 1996, the Company's mortgage banking subsidiary also obtained financing under the Company's revolving credit agreement.

     The Commercial Paper Facility expires on September 15, 1997 and provides for an annual commitment fee based on the unused portion of the commitment. Interest rates charged under the Commercial Paper Facility reflect those available in commercial paper markets plus an applicable spread on amounts borrowed.

     The Mortgage Loan Purchase Facility, which expires on August 27, 1997, provides for a commitment fee based upon the unused portion of the commitment and interest on the amount outstanding based upon either the Federal Funds Rate or the Eurodollar Rate plus an applicable spread on the amounts borrowed.

     There are no compensating balance requirements under either the Commercial Paper facility or the Mortgage Loan Purchase and Interim Servicing Agreement. These facilities are collateralized by first mortgages held under commitment of sale and are repayable from proceeds on the sales of first mortgages. The terms of these facilities include financial covenants which, among other things, require the maintenance of certain financial statement ratios and a minimum tangible net worth.

     Collateralized mortgage obligations represent bonds issued to third parties which are collateralized by mortgage-backed securities with substantially the same terms. At November 30, 1996, the collateralized mortgage obligations bore interest at rates ranging from 8% to 12 1/4% with stated principal maturities ranging from 3 to 30 years. Actual maturities are dependent on the rate at which the underlying mortgage-backed securities are repaid. No collateralized mortgage obligations have been issued since 1988.

Note 7. FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments has been determined based on available market information and appropriate valuation methodologies. However, judgement is necessarily required in interpreting market data to develop the estimates of fair value. In that regard, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

     The carrying values and fair values of the Company's financial instruments, except for those financial instruments for which the carrying values approximate fair values, are summarized as follows:

                                                   November 30,
                                -----------------------------------------------------
                                        1996                          1995
                                -----------------------       -----------------------
                                Carrying           Fair        Carrying          Fair
In thousands                       Value          Value           Value         Value
                                -----------------------------------------------------
Construction:
Financial liabilities
  10 3/8% Senior notes          $100,000       $102,800       $100,000       $101,875
  9 3/8% Senior
    subordinated notes           173,961        177,415        173,849        171,063
  9 5/8% Senior
    subordinated notes           124,408        125,375
Mortgage banking:
Financial assets
  Mortgage-backed
    securities                    73,352         77,743         90,485         96,660
Financial liabilities
  Collateralized mortgage
    obligations secured
    by mortgage-backed
    securities                    68,381         77,979         84,764         97,597
                                ========       ========       ========       ========


     The Company used the following methods and assumptions in estimating fair values:

     Cash and cash equivalents; first mortgages held under commitment of sale and other receivables; borrowings under the amended domestic revolving credit agreement, French lines of credit, Commercial Paper Facility and Mortgage Loan Purchase Facility: The carrying amounts reported approximate fair values.

     Senior notes and senior subordinated notes: The fair values of the Company's senior notes and senior subordinated notes are estimated based on quoted market prices.

     Mortgage-backed securities and collateralized mortgage obligations secured by mortgage-backed securities: The fair values of these financial instruments were based on quoted market prices for the same or similar issues.

Note 8. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies include the usual obligations of housing producers for the completion of contracts and those incurred in the ordinary course of business. The Company is also involved in litigation incidental to its business, the disposition of which should have no material effect on the Company's financial position or results of operations.

Note 9. STOCKHOLDERS' EQUITY

PREFERRED STOCK On January 11, 1989, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of a new Series A Participating Cumulative Preferred Stock at a price of $30.00, subject to certain antidilution provisions. The rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person or group has acquired 20% or more of the aggregate votes entitled from all shares of common stock or (ii) 10 days following the commencement of a tender offer for 20% or more of the aggregate votes entitled from all shares of common stock. In the event the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power is sold, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercisable price of the right. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.01 per right. Unless previously redeemed, the rights will expire on March 7, 1999. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends.

     In 1993, the Company issued 6,500,000 depository shares, each representing a one-fifth ownership interest in a share of Series B Mandatory Conversion Premium Dividend Preferred Stock (the Series B Convertible Preferred Shares). Dividends were cumulative and payable quarterly in arrears at an annual dividend rate of $1.52 per depository share. On the mandatory conversion date of April 1, 1996, each of the Company's 6,500,000 depository shares was converted into one share of the Company's common stock.

SPECIAL COMMON STOCK In connection with its restructuring in 1989, the Company issued warrants (the Warrants) to certain subsidiaries of SunAmerica Inc., the Company's former parent. The Warrants gave the holder the right to purchase, at any time prior to March 1, 1999, up to 7,500,000 shares of special common stock at an exercise price of $6.96 per share. The rights of the special common stock were generally identical to the rights of the common stock except that the holder of special common stock was entitled to one-tenth of a vote per share on all matters to be voted on by stockholders.

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

Note 10. EMPLOYEE BENEFIT AND STOCK PLANS

Benefits are provided to most employees under the Company's 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $1,867,000 in 1996, $1,795,000 in 1995 and $1,734,000 in 1994.

     The Kaufman and Broad Home Corporation 1988 Employee Stock Plan (the 1988
Plan) provides that stock options, associated limited stock appreciation rights, restricted shares of common stock and stock units may be awarded to eligible individuals for periods of up to 15 years. The 1988 Plan is the Company's primary existing employee stock plan. The Company also has the Kaufman and Broad Home Corporation Performance-Based Incentive Plan for Senior Management (the Incentive Plan) in which certain key executives of the Company participate. The Incentive Plan provides for the same awards as may be made under the 1988 Plan, but requires that such awards be subject to certain conditions which are designed to assure that annual compensation paid in excess of $1,000,000 to participating executives is tax deductible for the Company.



KAUFMAN AND BROAD HOME CORPORATION 1996 Annual Report

     Stock option transactions are summarized as follows:

                                                    Years Ended November 30,
                                  ------------------------------------------------------------
                                            1996                   1995                   1994
                                  ------------------------------------------------------------
Options outstanding at
  beginning of year                    2,406,718              2,044,718              2,191,268
Granted                                  665,000                512,000                 52,000
Exercised                                (37,100)               (17,000)              (125,000)
Cancelled                               (204,350)              (133,000)               (73,550)
                                  --------------         --------------         --------------
Options outstanding at
  end of year                          2,830,268              2,406,718              2,044,718
                                  --------------         --------------         --------------
Options exercisable at
  end of year                          1,732,468              1,646,768              1,614,068
Options available for grant
  at end of year                       1,863,431              2,268,581                954,100
Price range of options
  exercised                       $3.50 - $16.13         $3.50 - $12.38         $3.50 - $16.13
Price range of options
  outstanding                     $3.50 - $19.06         $3.50 - $22.94         $3.50 - $22.94
                                  ==============         ==============         ==============


     The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax benefit, if any, is recorded as additional paid-in capital.

     In 1991, the Board of Directors approved the issuance of restricted stock awards under the 1988 Plan of up to an aggregate 600,000 shares of common stock to certain officers and key employees. Restrictions lapse each year through May 10, 2005 on specified portions of the shares awarded to each participant so long as the participant has remained in the continuous employ of the Company. Restricted shares outstanding at the end of the year totaled 255,001 in 1996, 345,834 in 1995 and 421,667 in 1994.

     In June 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Statement allows companies to measure compensation cost in connection with employee stock compensation plans using a fair value based method or to continue to use an intrinsic value based method, which generally does not result in compensation cost. The Company currently plans to continue using the intrinsic value based method.

Note 11. INCOME TAXES

The components of pretax income (loss) are as follows:

                                 Years Ended November 30,
                               ----------------------------
In thousands                       1996      1995      1994
                               ----------------------------
Domestic                       $(51,399)  $45,393   $72,352
Foreign                         (44,345)       66     1,498
                               --------   -------   -------
  Total pretax income (loss)   $(95,744)  $45,459   $73,850
                               ========   =======   =======


     The components of income taxes are as follows:

In thousands           Total    Federal     State   Foreign
                    -----------------------------------------
1996
Currently payable   $  5,659   $ 17,013   $(7,003)   $ (4,351)
Deferred             (40,159)   (28,754)              (11,405)
                    --------   --------   -------    --------
  Total             $(34,500)  $(11,741)  $(7,003)   $(15,756)
                    ========   ========   =======    ========

1995

Currently payable   $ 22,569   $ 16,700   $ 2,634    $  3,235
Deferred              (6,169)    (3,729)               (2,440)
                    --------   --------   -------    --------
  Total             $ 16,400   $ 12,971   $ 2,634    $    795
                    ========   ========   =======    ========

1994

Currently payable   $ 30,835   $ 24,931   $ 5,000    $    904
Deferred              (3,535)    (3,603)                   68
                    --------   --------   -------    --------
  Total             $ 27,300   $ 21,328   $ 5,000    $    972
                    ========   ========   =======    ========



     Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                              November 30,
                                                        ------------------------
In thousands                                                1996            1995
                                                        ------------------------
Deferred tax liabilities:

  Installment sales                                     $    831         $ 4,840
  Bad debt and other reserves                                463           1,758
  Depreciation and amortization                                            5,465
  Capitalized expenses                                    18,311          23,479
  Partnerships and joint ventures                          3,718           4,511
  Computer equipment leases                                  439           6,573
  Repatriation of foreign subsidiaries                    13,481          25,961
  Other                                                    4,725           3,579
                                                        --------         -------
    Total deferred tax liabilities                        41,968          76,166
                                                        --------         -------
Deferred tax assets:

  Warranty, legal and other accruals                      10,943           9,194
  Depreciation and amortization                            2,542           1,281
  Capitalized expenses                                     7,576           8,383
  Non-cash charge for impairment of
    long-lived assets                                     17,096
  Foreign tax credits                                     13,254          25,563
  Net operating losses                                     1,557             943
  Other                                                    5,760           6,354
                                                        --------         -------
    Total deferred tax assets                             58,728          51,718
                                                        --------         -------
      Net deferred tax liabilities (assets)             $(16,760)        $24,448
                                                        ========         =======

     Net operating loss carryforwards expire in 1999, 2000 and 2001. The Company expects that the entire deferred tax benefit of the tax loss carryforwards will be recognized in future periods.

     Income taxes computed at the statutory United States federal income tax rate and income tax expense provided in the financial statements differ as follows:

                                                   Years Ended November 30,
                                           ----------------------------------------
In thousands                                   1996            1995            1994
                                           ----------------------------------------
Amount computed at statutory rate          $(33,510)       $ 15,911        $ 25,848
Increase (decrease) resulting from:
  California franchise taxes, net of
    federal income tax benefit               (4,552)          1,712           3,250
  Differences in foreign tax rates             (167)          2,042             550
  Intercompany dividends                      1,170                             391
  Affordable housing credits                 (2,024)         (2,387)         (1,179)
  Other, net                                  4,583            (878)         (1,560)
                                           --------        --------        --------
    Total                                  $(34,500)       $ 16,400        $ 27,300
                                           ========        ========        ========


     The Company has commitments to invest $6,458,000 over three years in affordable housing partnerships which are scheduled to provide tax credits.

     The Company had foreign tax credit carryforwards at November 30, 1996 of $4,165,000 for United States federal income tax purposes which expire in 1997 through 2001.

     The undistributed earnings of foreign subsidiaries, which the Company plans to invest indefinitely and for which no United States federal income taxes have been provided, totaled $14,769,000 at November 30, 1996. If these earnings were currently distributed, the resulting withholding taxes payable would be $737,000.

Note 12. GEOGRAPHICAL AND SEGMENT INFORMATION

Geographical and segment information follows:

                                                       Operating
                                                          Income      Identifiable
In thousands                           Revenues           (Loss)            Assets
                                     ---------------------------------------------
1996
Construction:
California                           $ 1,057,980        $ 65,308        $  620,823
Other United States                      516,921          33,251           234,959
France                                   171,371           4,177           130,335
Other                                      7,875          (4,057)           14,042
Non-cash charge for impairment
    of long-lived assets*                               (170,757)
                                     -----------        --------        ----------
Total construction                     1,754,147         (72,078)        1,000,159
Mortgage banking                          32,894          12,740           243,335
                                     -----------        --------        ----------
    Total                            $ 1,787,041        $(59,338)       $1,243,494
                                     ===========        ========        ==========

1995
Construction:
California                           $   971,132        $ 51,428        $  852,753
Other United States                      246,958          12,308           139,875
France                                   138,616           4,700           235,031
Other                                     10,160          (2,905)           41,549
                                     -----------        --------        ----------
Total construction                     1,366,866          65,531         1,269,208
Mortgage banking                          29,660           9,348           304,971
                                     -----------        --------        ----------
  Total                              $ 1,396,526        $ 74,879        $1,574,179
                                     ===========        ========        ==========

1994
Construction:
California                           $ 1,048,050        $ 81,149        $  836,783
Other United States                      101,129           4,145            69,448
France                                   143,422           5,019           210,686
Other                                     14,969          (1,990)           50,219
                                     -----------        --------        ----------
Total construction                     1,307,570          88,323         1,167,136
Mortgage banking                          28,701           6,003           287,324
                                     -----------        --------        ----------
  Total                              $ 1,336,271        $ 94,326        $1,454,460
                                     ===========        ========        ==========


*The $170.8 million pretax non-cash charge for impairment of long-lived assets was recorded in the geographic regions as follows: California $112.1 million; France $43.5 million; and Other $15.2 million.

Note 13. QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended November 30, 1996 and 1995 follow:

In thousands, except
per share amounts                   First          Second           Third         Fourth
                                 -------------------------------------------------------
1996
Revenues                         $302,475       $ 482,350        $481,373       $520,843
Operating income (loss)*           14,067        (142,380)         29,152         39,823
Pretax income (loss)*               6,386        (153,882)         20,667         31,085
Net income (loss)*                  4,086         (98,482)         13,267         19,885
Earnings (loss) per share*            .10           (2.47)            .33            .50
                                 ========       =========        ========       ========

1995

Revenues                         $229,832       $ 315,493        $372,314       $478,887
Operating income                    5,922          13,102          19,269         36,586
Pretax income                         685           6,091          10,863         27,820
Net income                            435           3,841           6,863         17,920
Earnings per share                    .01             .10             .17            .45
                                 ========       =========        ========       ========

*Reflects a $170.8 million pretax non-cash charge for impairment of long-lived assets recorded in the second quarter.




KAUFMAN AND BROAD HOME CORPORATION 1996 Annual Report

REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and
Stockholders of Kaufman and Broad Home Corporation

We have audited the accompanying consolidated balance sheets of Kaufman and Broad Home Corporation as of November 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaufman and Broad Home Corporation at November 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.




/s/ Ernst & Young LLP
---------------------



Los Angeles, California


January 3, 1997



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

     The responsibility of our external auditors for the financial statements is limited to their expressed opinion on the fairness of the consolidated financial statements taken as a whole. Their examination is performed in accordance with generally accepted auditing standards which include tests of our accounting records and internal accounting controls and evaluation of estimates and judgements used to prepare the financial statements. The Company employs a staff of internal auditors whose work includes evaluating and testing internal accounting controls.

     An audit committee of outside members of the Board of Directors periodically meets with management, the external auditors and the internal auditors to evaluate the scope of auditing activities and review results. Both the external and internal auditors have the unrestricted opportunity to communicate privately with the audit committee.




/s/ Michael F. Henn
-------------------

Michael F. Henn
Senior Vice President and Chief Financial Officer


January 3, 1997

STOCKHOLDER INFORMATION




                                              Common Stock
                                           ------------------
Stock Prices                                 High       Low
                                           ------------------
1996
First Quarter                              $16 7/8    $12 3/4
Second Quarter                              16 3/8     13 3/8
Third Quarter                               15         11 1/4
Fourth Quarter                              13 5/8     11 3/4

1995
First Quarter                              $14 3/4    $12 1/8
Second Quarter                              15 7/8     11 1/8
Third Quarter                               16         13 1/8
Fourth Quarter                              13 3/8     10 7/8
                                           =======    =======



DIVIDEND DATA

Kaufman and Broad Home Corporation paid a quarterly cash dividend of $.075 per common share in 1996 and 1995.

ANNUAL STOCKHOLDERS' MEETING

The annual stockholders' meeting will be held at the Company's offices at 10990 Wilshire Boulevard, Seventh Floor, in Los Angeles, California, at 9:00 a.m. on Thursday, April 3, 1997.

STOCK EXCHANGE LISTINGS

The Company's common stock (ticker symbol: KBH) is listed on the New York Stock Exchange and is also traded on the Boston, Cincinnati, Midwest, Pacific and Philadelphia Exchanges.

TRANSFER AGENT

ChaseMellon Shareholder Services, LLC
Los Angeles, California

INDEPENDENT AUDITORS

Ernst & Young LLP
Los Angeles, California

FORM 10-K

The Company's Report on Form 10-K filed with the Securities and Exchange Commission may be obtained without charge by writing to Investor Relations, Kaufman and Broad Home Corporation or by calling 1-888-KBH-NYSE toll free.

COMPANY INFORMATION

News and earnings releases may be obtained at no charge by facsimile. Call 1-888-KBH-NYSE toll free. Company information can also be obtained on-line through Company News On Call, a service provided by PR Newswire, at http://www.prnewswire.com

HEADQUARTERS

Kaufman and Broad Home Corporation
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
(310) 231-4222 Fax




   DESIGN: Louey/Rubino Design Group Inc., Santa Monica, CA - NYC - Jakarta,
         Indonesia  ILLUSTRATION: Brant Day PHOTOGRAPHY: Stanley Klimek
                             PRINTING: Lithographix

                             LIST OF EXHIBITS FILED

                                                                                 SEQUENTIAL
EXHIBIT                                                                             PAGE
NUMBER                               DESCRIPTION                                   NUMBER
------    ------------------------------------------------------------------   ---------------
10.17     Kaufman and Broad Home Corporation Non-Employee Directors Stock
          Unit Plan.........................................................
10.18     Employment Agreement of Glen Barnard, dated October 5, 1996.......
10.19     Employment Agreement of Lisa G. Kalmbach, dated October 5, 1996...
10.20     Employment Agreement of Albert Z. Praw, dated October 5, 1996.....
10.21     Kaufman and Broad Home Corporation Unit Performance Program.......
   11     Statement of Computation of Per Share Earnings (Loss).............
   13     Pages 26 through 49 and the inside back cover of the Company's
          1996 Annual Report to Stockholders................................
   22     Subsidiaries of the Company.......................................
   24     Consent of Independent Auditors...................................
   27     Financial Data Schedule...........................................