Form 10-Q
period 1997-02-28
KAUFMAN & BROAD HOME CORP
filed 1997-04-11
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 1997.

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

                                Yes [X] No [ ]




INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE CLOSE OF THE PERIOD COVERED BY THIS REPORT.

     Common stock, par value $1.00 per share, 38,829,586 shares outstanding

                       KAUFMAN AND BROAD HOME CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                         PAGE
                                                                       NUMBER(S)
                                                                       ---------
PART I.  FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

             Consolidated Statements of Income -
             Three Months ended February 28, 1997 and February 29, 1996     3

             Consolidated Balance Sheets -
             February 28, 1997 and November 30, 1996                        4

             Consolidated Statements of Cash Flows -
             Three Months ended February 28, 1997 and February 29, 1996     5

             Notes to Consolidated Financial Statements                    6-7

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8-13


PART II.  OTHER INFORMATION

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            14

   ITEM 5.   OTHER INFORMATION                                              14

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               14


SIGNATURES                                                                  15


INDEX OF EXHIBITS                                                           16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts - Unaudited)

                                                                                   Three Months Ended
                                                                      ----------------------------------------------
                                                                      February 28, 1997          February 29, 1996
                                                                      ------------------         -------------------
TOTAL REVENUES                                                        $         346,384          $          302,475
                                                                      ==================         ===================
CONSTRUCTION:
    Revenues                                                          $         339,635          $          295,815
    Construction and land costs                                                (279,588)                   (243,956)
    Selling, general and administrative expenses                                (48,301)                    (39,711)
                                                                      ------------------         -------------------
        Operating income                                                         11,746                      12,148

    Interest income                                                               1,087                         718
    Interest expense, net of amounts capitalized                                 (8,396)                     (8,102)
    Minority interests in pretax income of consolidated
        joint ventures                                                              (53)                        (65)
    Equity in pretax income (loss) of unconsolidated joint
        ventures                                                                     40                        (232)
                                                                      ------------------         -------------------
    Construction pretax income                                                    4,424                       4,467
                                                                      ------------------         -------------------
MORTGAGE BANKING:
    Revenues:
        Interest income                                                           3,609                       3,667
        Other                                                                     3,140                       2,993
                                                                      ------------------         -------------------
                                                                                  6,749                       6,660
    Expenses:
        Interest                                                                 (3,246)                     (3,469)
        General and administrative                                                 (983)                     (1,272)
                                                                      ------------------         -------------------
    Mortgage banking pretax income                                                2,520                       1,919
                                                                      ------------------         -------------------
TOTAL PRETAX INCOME                                                               6,944                       6,386
Income taxes                                                                     (2,500)                     (2,300)
                                                                      ------------------         -------------------
NET INCOME                                                            $           4,444          $            4,086
                                                                      ==================         ===================

EARNINGS PER SHARE                                                    $             .11          $              .10
                                                                      ==================         ===================

AVERAGE SHARES OUTSTANDING                                                       39,692                      39,821
                                                                      ==================         ===================

CASH DIVIDENDS PER COMMON SHARE                                       $            .075          $             .075

                                                                      ==================         ===================

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)

                                                                         February 28, 1997         November 30, 1996
                                                                         ------------------        -------------------
ASSETS
CONSTRUCTION:
    Cash and cash equivalents                                            $           5,259         $            4,723
    Trade and other receivables                                                    115,230                    107,037
    Inventories                                                                    759,897                    780,302
    Investments in unconsolidated joint ventures                                     7,705                      8,312
    Goodwill                                                                        37,147                     39,356
    Other assets                                                                    64,026                     60,429
                                                                         ------------------        -------------------
                                                                                   989,264                  1,000,159
                                                                         ------------------        -------------------
MORTGAGE BANKING:
    Cash and cash equivalents                                                        5,819                      5,058
    Receivables:
        First mortgages and mortgage-backed securities                              79,683                     81,536
        First mortgages held under commitment of sale and
        other receivables                                                           95,569                    153,459
    Other assets                                                                     2,916                      3,282
                                                                         ------------------        -------------------
                                                                                   183,987                    243,335
                                                                         ------------------        ===================
TOTAL ASSETS                                                             $       1,173,251         $        1,243,494
                                                                         ==================        ===================
LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
    Accounts payable                                                     $         113,957         $          151,791
    Accrued expenses and other liabilities                                          78,477                     96,986
    Mortgages and notes payable                                                    477,338                    442,629
                                                                         ------------------        -------------------
                                                                                   669,772                    691,406
                                                                         ------------------        -------------------
MORTGAGE BANKING:
    Accounts payable and accrued expenses                                            6,130                      7,481
    Notes payable                                                                   92,015                    134,956
    Collateralized mortgage obligations secured by mortgage-backed
        securities                                                                  66,865                     68,381
                                                                         ------------------        -------------------
                                                                                   165,010                    210,818
                                                                         ------------------        -------------------
Minority interests in consolidated joint ventures                                      826                        920
                                                                         ------------------        -------------------
Common stock                                                                        38,830                     38,828
Paid-in capital                                                                    183,815                    183,801
Retained earnings                                                                  114,931                    113,398
Cumulative foreign currency translation adjustments                                     67                      4,323
                                                                         ------------------        -------------------
    TOTAL STOCKHOLDERS' EQUITY                                                     337,643                    340,350
                                                                         ------------------        -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $       1,173,251         $        1,243,494
                                                                         ==================        ===================

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)

                                                                                        Three Months Ended
                                                                           ----------------------------------------------

                                                                           February 28, 1997          February 29, 1996
                                                                           ------------------         -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                             $           4,444          $            4,086
    Adjustments to reconcile net income to net cash provided by operating activities:
            Equity in pretax (income) loss of unconsolidated joint
                ventures                                                                 (40)                        232
            Minority interests in pretax income of consolidated joint
                ventures                                                                  53                          65
            Amortization of discounts and issuance costs                                 443                         356
            Depreciation and amortization                                              2,934                       1,801
            Provision for deferred income taxes                                       (3,435)                     (1,145)
            Change in:
                Receivables                                                           49,596                      87,667
                Inventories                                                           20,405                     (18,494)
                Accounts payable, accrued expenses
                    and other liabilities                                            (57,694)                    (51,076)
                Other, net                                                            (4,938)                     (1,071)
                                                                           ------------------         -------------------
Net cash provided by operating activities                                             11,768                      22,421
                                                                           ------------------         -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in unconsolidated joint ventures                                         647                       1,707
    Net originations of mortgages held for long-term investment                          (91)                       (223)
    Payments received on first mortgages and mortgage-backed
        securities                                                                     2,127                       3,523
    Other, net                                                                           (10)                       (286)
                                                                           ------------------         -------------------
Net cash provided by investing activities                                              2,673                       4,721
                                                                           ------------------         -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on credit agreements and other short-term borrowings                 (6,170)                     (3,379)
    Payments on collateralized mortgage obligations                                   (1,815)                     (2,949)
    Payments on mortgages, land contracts and other loans                             (2,101)                    (24,125)
    Payments to minority interests in consolidated joint ventures                       (147)                        (34)
    Payments of cash dividends                                                        (2,911)                     (4,896)
                                                                           ------------------         -------------------
Net cash used by financing activities                                                (13,144)                    (35,383)
                                                                           ------------------         -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   1,297                      (8,241)
Cash and cash equivalents at beginning of period                                       9,781                      43,382
                                                                           ==================         ===================

Cash and cash equivalents at end of period                                 $          11,078          $           35,141
                                                                           ==================         ===================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid, net of amounts capitalized                              $           2,713          $            4,687
                                                                           ==================         ===================
    Income taxes paid                                                      $           1,034          $              101
                                                                           ==================         ===================

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
    Cost of inventories acquired through seller financing                  $               0          $           12,893
                                                                           ==================         ===================

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 1996 contained in the Company's 1996 Annual Report to Stockholders.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of February 28, 1997, the results of its consolidated operations for the three months ended February 28, 1997 and February 29, 1996, and its consolidated cash flows for the three months ended February 28, 1997 and February 29, 1996. The results of operations for the three months ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1996 has been taken from the audited financial statements as of that date.


2.  Inventories

    Inventories consist of the following (in thousands):

                                                                      February 28,                November 30,
                                                                          1997                        1996
                                                                  ---------------------       ---------------------
     Homes, lots and improvements in production                   $            613,241        $            646,069

     Land under development                                                    146,656                     134,233
                                                                  ---------------------       ---------------------
         Total inventories                                        $            759,897        $            780,302
                                                                  =====================       =====================

    The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

                                                        Three months ended
                                                     ------------------------
                                                     February 28,  February 29,
                                                        1997            1996
                                                     ------------  ------------
Interest incurred                                     $ 13,173      $ 16,053

Interest expensed                                       (8,396)       (8,102)
                                                     ------------  ------------
Interest capitalized                                     4,777         7,951

Interest amortized                                      (5,742)       (3,702)
                                                     ------------  ------------
    Net impact on consolidated pretax income          $   (965)     $  4,249
                                                     ============  ============


3.  Earnings Per Share

    The computation of earnings per share is based on the weighted average number of common shares, equivalent Series B convertible preferred shares and common share equivalents outstanding during the applicable period. All of the Company's Series B convertible preferred shares were converted into shares of the Company's common stock on April 1, 1996, the mandatory conversion date. Prior to their conversion, the Series B convertible preferred shares were considered common stock due to their being subject to mandatory

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


    conversion into common stock, and the related dividends were not deducted from net income for purposes of calculating earnings per share. Common share equivalents include dilutive stock options using the treasury stock method.

    If, for purposes of calculating earnings per share, the Series B convertible preferred shares were excluded from the weighted average shares outstanding and the related dividends deducted from net income, the computation would have resulted in earnings per share of $.05 for the three months ended February 29, 1996. This computation is not applicable for the three months ended February 28, 1997 due to the conversion of the Series B convertible preferred shares into common stock in April 1996.


4.  Acquisition

    On March 1, 1996, the Company acquired San Antonio, Texas-based Rayco, Ltd. and affiliates for a total purchase price of approximately $104.5 million, including cash to pay off certain debt assumed. The total purchase price for the San Antonio operations was based on the net book values of the entities purchased and the assumption of certain debt. The acquisition was accounted for as a purchase with the results of operations of the acquired entities included in the Company's consolidated financial statements as of the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $32.3 million and is being amortized on a straight-line basis over a period of seven years.

    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the San Antonio operations as if the acquisition had occurred as of December 1, 1995, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma results for the three months ended February 29, 1996 are as follows (in thousands):

                                                        Three months ended
                                                         February 29,1996
                                                     -------------------------

      Total revenues                                 $               365,763

      Total pretax income                                              9,390

      Net income                                                       5,890

      Earnings per share                                                 .15

    This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Rayco acquisition been consummated as of December 1, 1995, nor are they necessarily indicative of future operating results.

    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

    OVERVIEW
    Total revenues for the three months ended February 28, 1997 increased 14.5% to $346.4 million from $302.5 million for the quarter ended February 29, 1996, almost entirely due to higher housing revenues. Net income for the first quarter of 1997 increased to $4.4 million or $.11 per share from $4.1 million or $.10 per share for the same period a year ago, marking the Company's sixth consecutive quarter of improved year-over-year earnings per share (excluding the non-cash charge for impairment of long-lived assets taken in the second quarter of 1996). As the Company's pretax income from construction operations for the first quarter of 1997 remained relatively flat compared to the prior year's quarter, the improved net income in the current quarter primarily resulted from higher pretax income from mortgage banking operations. Housing revenues for the first quarter increased 15.2% from the year-earlier period, reflecting the combined effects of a 25.3% increase in unit deliveries and an 8.0% decline in average sales price. Both the increase in deliveries and decline in average selling price were principally due to the inclusion of San Antonio-based Rayco, acquired at the beginning of the second quarter of 1996. Mortgage banking pretax income increased in the first three months of 1997 primarily due to improved loan volume and lower administrative expenses.


    CONSTRUCTION
    Revenues increased by $43.8 million, or 14.8%, to $339.6 million in the first quarter of 1997 from $295.8 million in the first quarter of 1996 primarily due to an increase in housing revenues. Residential revenues for the period increased by $44.1 million to $333.9 million from $289.8 million in the year-earlier period as a result of a 25.3% increase in unit deliveries, partly offset by an 8.0% decline in average selling price. The increase in deliveries and the decrease in average selling price in the current quarter resulted mainly from the inclusion of the Company's San Antonio operations, acquired at the beginning of the second quarter of 1996. Excluding the $57.6 million in revenues from the San Antonio operations, housing revenues totaled $276.3 million in the first quarter of 1997, a decrease of 4.6% from the first quarter of 1996. Housing revenues in the United States, excluding San Antonio, decreased to $256.2 million on 1,405 unit deliveries in the first three months of 1997, compared to $269.5 million on 1,582 units in the first three months of 1996, reflecting a decline in California housing revenues partly offset by an increase in housing revenues from other U.S. operations. California housing revenues for the first quarter of 1997 declined 8.8% to $183.8 million on 914 unit deliveries from $201.6 million on 1,095 unit deliveries in the year-earlier period. Excluding San Antonio, housing revenues from other U.S. operations increased 6.7% to $72.4 million in the current quarter compared to $67.9 million in the same quarter a year ago. Including San Antonio, housing revenues from other U.S. operations increased 91.5% to $130.0 million in the current quarter. California deliveries in the quarter decreased 16.5% compared to first quarter 1996, reflecting a decline of approximately 9% in average active communities in the quarter, a revised marketing strategy which de-emphasized the use of sales incentives, and the Company's strategy to build and maintain lower levels of standing unsold inventory through an increased emphasis on contracting for sales prior to construction. Other U.S. deliveries, excluding San Antonio, increased slightly to 491 units in the first quarter of 1997 from 487 units in the first quarter of 1996. Revenues from French housing operations during the current quarter decreased slightly to $17.4 million on 83 units from $19.5 million on 96 units in the prior year's quarter.

    During the first quarter of 1997, the Company's overall average selling price decreased 8.0% to $158,400 from $172,100 in the prior year's period, reflecting the impact of the San Antonio operations which established an average selling price of $94,300 in the current quarter. Excluding the San Antonio operations, the Company's overall average selling price increased 7.2% in the three months ended February 28, 1997 to $184,500. The domestic average selling price (excluding San Antonio) rose 7.0% to $182,400 in the first quarter of 1997, reflecting a 9.2% increase in the California average selling price to $201,100 from $184,100 and a 5.8% increase in the average selling price in other U.S. operations to $147,500 from $139,400. These increases occurred as a result of a change in product mix favoring a greater number of higher priced urban in-fill locations and first time move up sales. In France, the average selling price in the first quarter of 1997 rose 3.6% to $210,000 from $202,800 in the year-earlier quarter due to a change in the mix of deliveries.

    During the first quarter of 1997, no revenues were generated from commercial development activities in France compared to $3.6 million generated in the same quarter a year ago, reflecting the reduced opportunities in the recessionary French commercial market. Revenues from land sales totaled $5.8 million in the first quarter of 1997 compared to $2.4 million in the first quarter of 1996. Generally, land sale revenues fluctuate based on the Company's decision to maintain or decrease its land ownership position in certain markets, the strength and number of competing developers entering markets at given points in time, the availability of land in markets served by the Company's housing divisions, and/or prevailing market conditions.

    Operating income decreased by $.3 million to $11.8 million in the first quarter of 1997 from $12.1 million in the first quarter of 1996. This decrease primarily resulted as higher gross profits on housing sales were more than offset by higher selling, general and administrative expenses. The increase in housing gross profits reflected both higher unit volume and an improvement in housing gross margin. Gross profits increased by $8.3 million, or 15.8%, to $60.1 million in the first quarter of 1997 from $51.8 million in the prior year's period. During this same period, housing gross profits increased by $8.3 million to $58.3 million from $50.0 million. Gross profits as a percentage of revenues increased to 17.7% in the current quarter from 17.5% in the year-earlier quarter primarily due to an increase in the Company's housing gross margin to 17.5% from 17.3%. This increase mainly reflected a housing gross margin improvement in the Company's other U.S. operations (primarily due to the inclusion of the San Antonio operations) partially offset by a decline in the California housing gross margin. There were no profits generated from commercial activities in the current quarter compared to $1.6 million in income generated from such activities in the prior year's quarter. This decrease was offset by an increase in profits from land sales which totaled $1.8 million and $.2 million in the first quarter of 1997 and 1996, respectively.

    Selling, general and administrative expenses increased by $8.6 million to $48.3 million in the three months ended February 28, 1997 from $39.7 million in the corresponding 1996 period. This increase was mainly due to the inclusion of the San Antonio operations, which added $8.1 million of selling, general and administrative expenses (including the amortization of goodwill). As a percentage of housing revenues, selling, general and administrative expenses increased to 14.5% in the current quarter from 13.7% for the year-earlier period. This increase was primarily due to a higher proportion of sales commissions, advertising and compensation expenses, as well as start up costs related to operations in Austin and Dallas, Texas, partly offset by lower sales incentives and the favorable impact of the selling, general and administrative ratio of the San Antonio operations.

    Interest income totaled $1.1 million in the first quarter of 1997 compared to $.7 million in the first quarter of 1996, reflecting an increase in the interest bearing average balances of short-term investments and mortgages receivable compared to the same period a year ago.

    Interest expense (net of amounts capitalized) increased slightly to $8.4 million in the first quarter of 1997 from $8.1 million in the first quarter of 1996. Gross interest incurred in the three months ended February 28, 1997 was $2.9 million lower than the year ago period, reflecting a decrease in average indebtedness. However, interest capitalized during the first quarter of 1997 decreased by $3.2 million from the prior year's quarter, thereby reducing the percentage of interest capitalized to 36.3% in 1997 from 49.5% in 1996. The Company's average debt level for the three months ended February 28, 1997 decreased from the same period a year ago primarily as a result of the Company's 1996 debt reduction strategy. The lower capitalization rate reflected a higher proportion of land in production in the first quarter of 1997 compared to the first quarter of 1996.

    Minority interests in pretax income of consolidated joint ventures totaled $.1 million in the first quarter of 1997 and 1996. Minority interests, which primarily relate to commercial activities in France, are expected to remain at relatively low levels reflecting the limited opportunities currently available in the French commercial market.

    Equity in pretax income (loss) of unconsolidated joint ventures reflected slightly positive results in the first quarter of 1997 compared to the $.2 million loss recorded in the first quarter of 1996. The Company's joint ventures recorded combined revenues of $2.5 million in the first three months of 1997 compared to $.8 million in the corresponding period of 1996. All of the joint venture revenues in the 1997 first quarter were generated from residential properties, while $.7 million of the revenues were related to residential properties and $.1 million were generated from unconsolidated joint venture commercial projects in the first quarter of 1996. The loss recorded in the first quarter of 1996 primarily related to a single French multi-family residential project. As a result of the non-cash charge recorded in the second quarter of 1996 to reflect the impairment in unconsolidated joint ventures, the Company does not anticipate incurring significant additional losses from these joint ventures in the future.


    MORTGAGE BANKING
    Interest income and interest expense decreased by $.1 million and $.3 million, respectively, in the first quarter of 1997 compared to the same quarter a year ago. These amounts decreased due to the declining balances of outstanding mortgage-backed securities and related collateralized mortgage obligations, stemming from both regularly scheduled monthly principal amortization and prepayment activity of mortgage collateral. In addition, the decrease in interest expense partly resulted from the lower amount of notes payable outstanding during the first quarter of 1997 compared to the prior year's quarter. Interest income and expense are expected to continue to decline as the mortgage-backed securities and related collateralized mortgage obligations pay off at approximately the same rate.

    Other mortgage banking revenues increased by $.1 million to $3.1 million in the first three months of 1997 from $3.0 million in the first three months of 1996. This increase was the result of higher gains on the sale of mortgages and servicing rights due to a higher level of mortgage originations resulting from higher unit volume in the United States.

    General and administrative expenses decreased by $.3 million to $1.0 million for the quarter ended February 28, 1997 from $1.3 million for the same period a year ago. Despite increased mortgage production volume in the first quarter of 1997, general and administrative expenses decreased as a result of cost containment efforts.


    INCOME TAXES
    Income tax expense totaled $2.5 million in the first quarter of 1997 and $2.3 million in the prior year's first quarter. These amounts represented an effective income tax rate of approximately 36% in both 1997 and 1996.


                         LIQUIDITY AND CAPITAL RESOURCES

    The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. In the first quarter of 1997, net cash provided by operating, investing and financing activities totaled $1.3 million compared to $8.2 million used in the prior year's first quarter.

    The Company's operating activities provided $11.8 million of cash during the first three months of 1997 compared to $22.4 million provided during the same period of 1996. In the first quarter of 1997, cash was provided by a reduction in receivables of $49.6 million, a reduction in inventories of $20.4 million and first quarter earnings of $4.4 million. Uses of cash during the first three months of 1997 included $57.7 million to pay down accounts payable, accrued expenses and other liabilities. The reduction in receivables primarily related to a lower balance of mortgages held under commitment of sale due to lower mortgage origination volume in the first quarter of 1997 compared to the fourth quarter of 1996. Inventories decreased, primarily in California, where the Company benefited by remaining selective with regard to new investment in its home state where many new home markets remain weak.

    Operating activities for the first quarter of 1996 provided $87.7 million from a reduction in receivables and $4.1 million from first quarter earnings. The cash provided was partially offset by cash used to fund a net investment of $18.5 million in inventories (excluding $12.9 million of inventories acquired through seller financing) and to pay down $51.1 million in accounts payable, accrued expenses and other liabilities. Inventories increased mainly due to the continued growth in the Company's domestic operations. The reduction in receivables related primarily to a decrease in mortgage origination volume in the first quarter of 1996 compared to the fourth quarter of 1995.

    Cash provided by investing activities totaled $2.7 million in the first quarter of 1997 and $4.7 million in the year-earlier period. In the first quarter of 1997, cash was provided from $2.1 million in proceeds received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral and $.6 million in distributions related to investments in unconsolidated joint ventures. In the first quarter of 1996, cash was provided from $3.5 million in proceeds received from mortgage-backed securities and $1.7 million in distributions related to investments in unconsolidated joint ventures. Among amounts offsetting the first quarter 1996 proceeds was $.3 million of cash used for other investing activities.

    Financing activities in the first three months of 1997 used $13.1 million of cash, while first quarter 1996 financing activities used $35.4 million. In the first quarter of 1997, cash was used for net payments on borrowings of $8.3 million, cash dividend payments of $2.9 million and payments on collateralized mortgage obligations of $1.8 million. Financing activities in 1996's first quarter resulted in net cash outflows due mainly to $27.5 million in net payments on borrowings, payments on collateralized mortgage obligations of $2.9 million and cash dividend payments of $4.9 million.

    Under the Company's $500 million domestic unsecured revolving credit facility, a total of $458.5 million was available for future use as of February 28, 1997. The Company's French unsecured financing agreements had in the aggregate $24.1 million available at February 28, 1997. In addition, the Company's mortgage banking operations had $158.0 million available under its $250 million secured revolving mortgage warehouse facility at quarter-end. As a result of the Company's execution of an aggressive debt reduction plan throughout 1996, its financial leverage, as measured by the ratio of debt to total capital, was 58.6% at the end of the 1997 first quarter compared to 62.6% at the end of the 1996 first quarter. Despite $104.5 million in borrowings made during the second quarter of 1996 to acquire the San Antonio operations, the Company achieved the goal it set a year ago of targeting its financial leverage within the range of 50% to 60%.

    The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.


                                     OUTLOOK

    The Company's residential backlog as of February 28, 1997 consisted of 3,486 units, representing aggregate future revenues of approximately $529.8 million, up 104.5% and 78.6%, respectively, from 1,705 units, representing aggregate future revenues of approximately $296.7 million, a year ago. Excluding the San Antonio operations, unit and dollar backlog as of February 28, 1997 rose 27.7% and 37.1%, respectively, from February 29, 1996 levels. Company-wide net orders for the first three months of 1997 totaled 2,755, up 39.4% compared to the first three months of 1996. Excluding the 716 net orders generated from the San Antonio operations, net orders rose 3.2% in the first quarter of 1997.

    The Company's operations in the United States accounted for approximately $468.7 million of backlog value on 3,199 units at February 28, 1997. Excluding San Antonio, residential backlog from domestic operations totaled $345.7 million on 1,890 units at February 28, 1997, up from $240.0 million on 1,422 units at February 29, 1996, reflecting higher backlogs from both California and other U.S. operations. Backlog in California increased to approximately $219.9 million on 1,017 units at February 28, 1997 from $153.1 million on 823 units at February 29, 1996 due primarily to the Company's strategy of emphasizing pre-sales. However, in California net orders declined 16.6% in the first quarter of 1997 due to heavy rains in Northern California, reduced emphasis on sales incentives, a temporary absence of homes to sell in certain strong markets in Northern California, and fewer actual communities versus a year ago. Other U.S. operations, excluding San Antonio, also demonstrated year-over-year growth in backlog levels with the backlog value at February 28, 1997 increasing to approximately $125.8 million on 873 units from $86.9 million on 599 units at February 29, 1996, reflecting a 50.4% increase in other U.S. net orders.

    In France, the value of residential backlog at February 28, 1997 was approximately $56.8 million on 272 units, up slightly from $51.8 million on 256 units a year earlier. The Company's net orders in France increased by

    13.8% during the first quarter of 1997 to 140 units from 123 units for the same period a year ago. Backlog associated with consolidated commercial development activities was valued at approximately $10.6 million at February 28, 1997 compared to $7.1 million at February 29, 1996. The relatively low levels of commercial backlog in 1997 and 1996 reflected continued reduced opportunities in the French commercial market.

    In Mexico, the value of residential backlog at February 28, 1997 was approximately $4.3 million on 15 units compared to $4.0 million on 19 units at February 29, 1996. The operations in Mexico generated 10 net orders in the first quarter of 1997, a decrease from the 19 net orders generated in the same period a year ago. The new home market in Mexico remains seriously hampered by the depressed value of the peso and economic instability created by its devaluation. Despite troubled conditions and an unsettled economic environment, demand for housing in Mexico remains substantial. The Company continues to closely monitor its level of activity in Mexico and the desirability of expanding its market presence there.

    Substantially all of the homes included in residential backlog are expected to be delivered in 1997; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

    As previously announced for 1997, the Company has determined to focus on two new strategic initiatives: acceleration of the Company's growth and the implementation of a substantially different operational business model through a Company-wide integration of many of the basic operating characteristics of the business model used in the San Antonio operations. Moving ahead on its growth strategy, the Company entered the Austin, Texas market in the first quarter of 1997, and progressed on land acquisitions to position certain of its existing markets for accelerated growth. The Company also made progress toward the implementation of the new operational business model through instituting specific initiatives relating to the Company's land purchase strategy, product design, pre-sale of homes, fewer spec starts, production scheduling, inventory control and pricing. As expected, the Company's new focus resulted in higher backlog levels at the end of the first quarter compared to year ago levels, as well as an increase in the percentage of sold inventory in production at February 28, 1997 to 55% compared to 49% at February 29, 1996.

    Company-wide net orders for the first four weeks into the second quarter of 1997 have decreased 19.2% from the same period a year ago. During this same period, domestic net orders were down 19.4% from the strong net order rates of the prior year's period. The decrease in domestic net orders for this period included a 33.8% decrease in California net orders, partly due to the absence of homes to sell in certain strong markets in Northern California, and a 3.9% decrease in net orders from other U.S. operations. The Company expects California net order comparisons to begin improving later in the second quarter as additional new communities open. However, mortgage rate increases beyond those effectuated by the Federal Reserve Board in March 1997, continuing rate volatility and/or an appreciable decline in consumer confidence could mitigate the effects of the Company's anticipated community openings. Despite the decrease in net orders at the outset of the second quarter and the Company's generally cautious outlook for the second quarter of 1997, the Company continues to anticipate higher overall delivery volumes for full-year 1997 compared to 1996. Assuming stable or improving business conditions, interest rates and consumer confidence in its major markets, the Company continues to believe the anticipated increase in delivery volumes, maintenance of its four key 1996 operational strategies and continued progress on the two 1997 strategic initiatives should also result in improved operating income and earnings per share in 1997 compared to 1996. The Company continues to believe that its accelerated growth strategy combined with the integration of its new operational business model will also provide long-term benefits to its operations beyond 1997.


                              SAFE HARBOR STATEMENT

    Investors are cautioned that certain statements contained herein (except for historical information) are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which involves certain risks and uncertainties. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "hopes", and similar expressions constitute forward-looking statements. In addition, any estimates of future revenues, earnings or prospects which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about the Company, economic and market factors, the homebuilding industry and assumptions made by management. These statements are not guaranties of future performance.

    Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to factors which include, but are not limited to, changes in general economic conditions, material prices, labor costs, interest rates, consumer confidence, seasonality, the availability and cost of land in desirable areas, competition, currency exchange rates, conditions in the overall homebuilding market in the Company's geographic markets (including the historic cyclicality of the industry), population growth, property taxes, delays in construction schedules and the entitlement process, environmental factors and governmental regulations affecting the Company's operations. See the Company's Annual Report on Form 10-K for the year ended November 30, 1996 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company's business.

    The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

    PART II.  OTHER INFORMATION

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 3, 1997, at the Company's 1997 Annual Meeting of Stockholders, the following matter was submitted for stockholder vote:

    Election of Directors. Messrs. Antoine Jeancourt-Galignani, Bruce Karatz and Charles R. Rinehart were re-elected as directors. Mr. Jeancourt-Galignani received 31,712,981 affirmative votes with 3,294,356 votes withheld; Mr. Karatz received 34,703,091 affirmative votes with 304,246 votes withheld; and Mr. Rinehart received 34,713,485 affirmative votes with 293,852 votes withheld.

    Messrs. Ronald W. Burkle, Ray R. Irani, Guy Nafilyan and Luis G. Nogales continue as directors and, if nominated, will next stand for re-election at the 1998 Annual Meeting of Stockholders; Messrs. James A. Johnson, Sanford
    C. Sigoloff and Ms. Jane Evans also continue as directors and, if nominated, will next stand for re-election at the 1999 Annual Meeting of Stockholders.

    ITEM 5.  OTHER INFORMATION

    The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three-month periods ended February 28, 1997 and February 29, 1996, together with backlog data in terms of units and value by geographical market as of February 28, 1997 and February 29, 1996.

                                                                                                          Backlog - Value
                              Deliveries              Net Orders              Backlog - Units              In Thousands
                         ---------------------   ----------------------   ------------------------  ----------------------------
Market                     1997       1996         1997        1996          1997        1996           1997           1996
------                   ---------- ----------   ----------  ----------   ----------- ------------  -------------  -------------
California                     914      1,095        1,077       1,292         1,017          823       $219,908       $153,074

Other United States          1,102        487        1,528         540         2,182          599        248,835         86,880

France                          83         96          140         123           272          256         56,783         51,820

Other                            9          5           10          21            15           27          4,290          4,948
                         ========== ==========   ==========  ==========   =========== ============  =============  =============

    Total                    2,108      1,683        2,755       1,976         3,486        1,705       $529,816       $296,722
                         ========== ==========   ==========  ==========   =========== ============  =============  =============

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

11  Statement of Computation of Per Share Earnings.

24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 1996 Annual Report on Form 10-K, is incorporated by reference herein.

27  Financial Data Schedule.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended February 28, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      KAUFMAN AND BROAD HOME CORPORATION
                                      ------------------------------------------
                                      Registrant






Dated       April 11, 1997             /s/ BRUCE KARATZ
      ---------------------------      -----------------------------------------
                                       Bruce Karatz
                                       Chairman, President and
                                       Chief Executive Officer






Dated       April 11, 1997             /s/ MICHAEL F. HENN
      ---------------------------      -----------------------------------------
                                       Michael F. Henn
                                       Senior Vice President and
                                       Chief Financial Officer

                                                           Page of Sequentially
                                                              Numbered Pages
INDEX OF EXHIBITS                                          ---------------------
11      Statement of Computation of Per Share Earnings              17

27      Financial Data Schedule                                     18