Form 10-Q
period 1997-05-31
KAUFMAN & BROAD HOME CORP
filed 1997-07-15
CIK 795266

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 1997.

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

     Common stock, par value $1.00 per share, 38,850,486 shares outstanding

                      KAUFMAN AND BROAD HOME CORPORATION
                                  FORM 10-Q
                                    INDEX



                                                                   PAGE
                                                                 NUMBER(S)
                                                                 ---------
PART I.  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Statements of Income -
           Six Months and Three Months ended May 31, 1997 and 1996   3

           Consolidated Balance Sheets -
           May 31, 1997 and November 30, 1996                        4

           Consolidated Statements of Cash Flows -
           Six Months ended May 31, 1997 and 1996                    5

           Notes to Consolidated Financial Statements               6-8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS           9-15


PART II.  OTHER INFORMATION

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       16

  ITEM 5. OTHER INFORMATION                                         16

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                          17


SIGNATURES                                                          18


INDEX OF EXHIBITS                                                   19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts - Unaudited)


                                        Six Months Ended May 31,       Three Months Ended May 31,
                                       -------------------------       -------------------------
                                         1997            1996             1997           1996
                                       ---------       ---------       ---------       ---------
TOTAL REVENUES                         $ 760,586       $ 784,402       $ 414,202       $ 481,927
                                       =========       =========       =========       =========

CONSTRUCTION:
   Revenues                            $ 746,676       $ 769,580       $ 407,041       $ 473,765
   Construction and land costs          (614,526)       (632,332)       (334,938)       (388,376)
   Selling, general and                  (99,814)       (100,136)        (51,513)        (60,425)
   administrative expenses
   Non-cash charge for
   impairment of long-lived assets             -        (170,757)              -        (170,757)
                                       ---------       ---------       ---------       ---------

     Operating income (loss)              32,336        (133,645)         20,590        (145,793)

   Interest income                         2,251           1,443           1,164             725
   Interest expense, net of
     amounts capitalized                 (16,444)        (18,726)         (8,048)        (10,624)

   Minority interests in pretax
     income of consolidated
     joint ventures                         (114)           (161)            (61)            (96)
   Equity in pretax income
     (loss) of unconsolidated
     joint ventures                           61          (1,739)             21          (1,507)
                                       ---------       ---------       ---------       ---------

   Construction pretax income (loss)      18,090        (152,828)         13,666        (157,295)
                                       ---------       ---------       ---------       ---------

MORTGAGE BANKING:
   Revenues:
     Interest income                       6,637           7,448           3,028           3,781
     Other                                 7,273           7,374           4,133           4,381
                                       ---------       ---------       ---------       ---------

                                          13,910          14,822           7,161           8,162

   Expenses:
     Interest                             (6,222)         (6,895)         (2,976)         (3,426)
     General and administrative           (2,129)         (2,595)         (1,146)         (1,323)
                                       ---------       ---------       ---------       ---------

   Mortgage banking pretax income          5,559           5,332           3,039           3,413
                                       ---------       ---------       ---------       ---------

TOTAL PRETAX INCOME (LOSS)                23,649        (147,496)         16,705        (153,882)
Income taxes                              (8,500)         53,100          (6,000)         55,400
                                       ---------       ---------       ---------       ---------

NET INCOME (LOSS)                      $  15,149       $ (94,396)      $  10,705       $ (98,482)
                                       =========       =========       =========       =========

EARNINGS (LOSS) PER SHARE              $     .38       $   (2.37)      $     .27       $   (2.47)
                                       =========       =========       =========       =========

AVERAGE SHARES OUTSTANDING                39,709          39,828          39,729          39,839
                                       =========       =========       =========       =========

CASH DIVIDENDS PER COMMON SHARE        $    .150       $    .150       $    .075       $    .075
                                       =========       =========       =========       =========

See accompanying notes.

                      KAUFMAN AND BROAD HOME CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                          (In Thousands - Unaudited)

                                                            May 31,         November
                                                             1997           30, 1996
                                                         -----------       ----------
ASSETS

CONSTRUCTION:
   Cash and cash equivalents                             $    11,666       $    4,723
   Trade and other receivables                               121,593          107,037
   Inventories                                               789,296          780,302
   Investments in unconsolidated joint ventures                7,736            8,312
   Goodwill                                                   35,192           39,356
   Other assets                                               64,989           60,429
                                                         -----------       ----------

                                                           1,030,472        1,000,159
                                                         -----------       ----------

MORTGAGE BANKING:
   Cash and cash equivalents                                   6,121            5,058
   Receivables:
     First mortgages and mortgage-backed securities           78,494           81,536
     First mortgages held under
     commitment of sale and other receivables                105,406          153,459

   Other assets                                                3,000            3,282
                                                         -----------       ----------

                                                             193,021          243,335
                                                         -----------       ----------

TOTAL ASSETS                                             $ 1,223,493       $1,243,494
                                                         ===========       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
   Accounts payable                                      $   127,882       $  151,791
   Accrued expenses and other liabilities                     76,673           96,986
   Mortgages and notes payable                               498,496          442,629
                                                         -----------       ----------

                                                             703,051          691,406
                                                         -----------       ----------

MORTGAGE BANKING:
   Accounts payable and accrued expenses                       6,323            7,481
   Notes payable                                             103,418          134,956
   Collateralized mortgage obligations
     secured by mortgage-backed securities                    64,726           68,381
                                                         -----------       ----------

                                                             174,467          210,818
                                                         -----------       ----------

Minority interests in consolidated joint ventures                657              920
                                                         -----------       ----------

Common stock                                                  38,850           38,828
Paid-in capital                                              184,071          183,801
Retained earnings                                            122,723          113,398
Cumulative foreign currency translation adjustments             (326)           4,323
                                                         -----------       ----------

   TOTAL STOCKHOLDERS' EQUITY                                345,318          340,350
                                                         -----------       ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,223,493       $1,243,494
                                                         ===========       ==========

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)

                                                                Six Months Ended May 31,
                                                                ------------------------
                                                                   1997           1996
                                                                --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $ 15,149       $ (94,396)
   Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
       Equity in pretax (income) loss of
         unconsolidated joint ventures                               (61)          1,739
       Minority interests in pretax
         income of consolidated joint ventures                       114             161
       Amortization of discounts and issuance costs                  938             702
       Depreciation and amortization                               5,883           4,790
       Provision for deferred income taxes                        (3,174)        (35,063)
       Non-cash charge for impairment of long-lived assets             -         170,757
       Change in assets and liabilities net of
         effects from purchase of Rayco:
         Receivables                                              33,301          78,612
         Inventories                                              (7,070)         78,337
         Accounts payable, accrued expenses
            and other liabilities                                (45,380)        (60,246)
         Other, net                                               (6,064)           (802)
                                                                --------       ---------
Net cash provided (used) by operating activities                  (6,364)        144,591
                                                                --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Rayco, net of cash acquired                          -         (80,556)
   Investments in unconsolidated joint ventures                      637          (4,940)
   Net originations of mortgages held for
     long-term investment                                         (1,105)           (317)

   Payments received on first mortgages
     and mortgage-backed securities                                4,484          11,453
   Other, net                                                     (1,491)         (5,163)
                                                                --------       ---------
Net cash provided (used) by investing activities                   2,525         (79,523)
                                                                --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on)
     credit agreements and other short-term borrowings            25,792         (16,308)
   Payments on collateralized mortgage obligations                (4,280)        (10,906)
   Payments on mortgages, land contracts  and other loans         (3,466)        (37,802)
   Payments to minority interests in
     consolidated joint ventures                                    (377)           (142)
   Payments of cash dividends                                     (5,824)        (10,281)
                                                                --------       ---------
Net cash provided (used) by financing activities                  11,845         (75,439)
                                                                --------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               8,006         (10,371)
Cash and cash equivalents at beginning of period                   9,781          43,382
                                                                --------       ---------

Cash and cash equivalents at end of period                      $ 17,787       $  33,011
                                                                ========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Interest paid, net of amounts capitalized                    $ 23,397       $  26,693
                                                                ========       =========
   Income taxes paid                                            $  5,240       $   3,241
                                                                ========       =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
ACTIVITIES:
   Cost of inventories acquired through
     seller financing                                           $  1,924       $  15,397
                                                                ========       =========

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

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 1997, the results of its consolidated operations for the six months and three months ended May 31, 1997 and 1996, and its consolidated cash flows for the six months ended May 31, 1997 and 1996. The results of operations for the six months and three months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1996 has been taken from the audited financial statements as of that date.


2. Inventories

    Inventories consist of the following (in thousands):

                                                         May 31,             November 30,
                                                          1997                  1996
                                                        --------             -----------
Homes, lots and improvements in production              $625,024              $646,069
Land under development                                   164,272               134,233
                                                        --------              --------
  Total inventories                                     $789,296              $780,302
                                                        ========              ========

   The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

                                 Six Months Ended                Three Months Ended
                             ------------------------        -------------------------
                              May 31,         May 31,         May 31,         May 31,
                               1997            1996            1997            1996
                             --------        --------        --------        ---------
Interest incurred            $ 26,523        $ 33,935        $ 13,350        $ 17,882

Interest expensed             (16,444)        (18,726)         (8,048)        (10,624)
                             --------        --------        --------        --------

Interest capitalized           10,079          15,209           5,302           7,258

Interest amortized            (10,500)         (9,461)         (4,758)         (5,759)
                             --------        --------        --------        --------
  Net impact on pretax       $   (421)       $  5,748        $    544        $  1,499
                             ========        ========        ========        ========


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

   If, for purposes of calculating earnings per share, the Series B convertible preferred shares were excluded from the weighted average shares outstanding and the related dividends deducted from net income, the computation would have resulted in a loss per share of $2.80 and $2.68 for the six months and three months ended May 31, 1996, respectively. This computation is not applicable for the six months and three months ended May 31, 1997 due to the conversion of the Series B convertible preferred shares into common stock in April 1996.


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

   The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the San Antonio operations as if the acquisition had occurred as of December 1, 1995, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma results for the six months ended May 31, 1996 below are presented both before and after the $170.8 million non-cash charge for impairment of long-lived assets (in thousands except per share amounts).

                                Six Months Ended May 31,1996
                                ----------------------------
                                    After          Before
                                  non-cash        non-cash
                                   charge          charge
                                 ---------        --------
Total revenues                   $ 843,113        $843,113

Total pretax income (loss)        (144,492)         26,265

Net income (loss)                  (92,492)         16,765

Earnings (loss) per share            (2.32)            .42

   This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the Rayco acquisition been consummated as of December 1, 1995, nor are they necessarily indicative of future operating results.


5. Mortgages and Notes Payable

   During the second quarter of 1997, the Company completed the renegotiation of its $500 million domestic unsecured revolving credit agreement with various banks. The Company's new $500 million unsecured revolving credit agreement, dated April 21, 1997, is comprised of a $400 million revolving credit facility scheduled to expire on April 30, 2001 and a $100 million 364-day revolving credit facility. Upon expiration,

                       KAUFMAN AND BROAD HOME CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


   the $100 million revolving credit facility may be converted, at the Company's option, to a term loan expiring on April 30, 2001. The new credit facility provides for interest on borrowings at either the applicable bank reference rate or the London Interbank Offered Rate plus an applicable spread and an annual commitment fee based on the unused portion of the commitment. Under the terms of the new credit agreement, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness.

   On February 24, 1997, the Company's mortgage banking subsidiary replaced its $120 million commercial paper facility and $100 million mortgage loan purchase facility with a $250 million revolving mortgage warehouse agreement (the "mortgage warehouse facility"). The mortgage warehouse facility, which expires on February 23, 2000, provides for an annual fee based on the committed balance of the facility and provides for interest at either the London Interbank Offered Rate or the Federal Funds Rate plus an applicable spread on amounts borrowed. The amount outstanding under the facility is secured by a borrowing base, which includes certain mortgage loans held under commitment of sale and is repayable from proceeds on the sales of first mortgages. There are no compensating balance requirements under the facility. The terms of the mortgage warehouse facility include financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios and a minimum tangible net worth.


6. Reclassifications

   Certain amounts in the consolidated financial statements of 1996 have been reclassified to conform to the 1997 presentation.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

   OVERVIEW
   Total revenues for the three months ended May 31, 1997 decreased 14.1% to $414.2 million from $481.9 million for the three months ended May 31, 1996. For the six months ended May 31, 1997, total revenues decreased 3.0% to $760.6 million from $784.4 million in the year-earlier period. Reduced housing revenues primarily accounted for the decreases in total revenues for the three and six month periods, although commercial and land sale revenues were also lower. Net income for the second quarter of 1997 totaled $10.7 million or $.27 per share compared to a net loss of $98.5 million or $2.47 per share for the same period a year ago. Results in the year ago quarter included an after tax non-cash charge of $109.3 million for impairment of long-lived assets. Excluding this non-cash charge, the Company's operations earned $10.8 million or $.27 per share in the 1996 second quarter. For the six months ended May 31, 1997, the Company recorded net income of $15.1 million or $.38 per share compared to a net loss of $94.4 million or $2.37 per share for the six months ended May 31, 1996. Excluding the non-cash charge for impairment of long-lived assets, earnings for the first half of 1996 totaled $14.9 million or $.37 per share. The earnings for the three months ended May 31, 1997 were flat when compared to the year-earlier period (excluding the non-cash charge), as reductions in overhead and interest expense offset the impact of a 14.5% decrease in unit deliveries. Earnings for the first half of 1997 included six months of operating results from the Company's San Antonio division, while results for the first half of 1996 included only three months as the Company's acquisition of its San Antonio operations occurred on March 1, 1996.


   CONSTRUCTION
   Revenues decreased by $66.8 million, or 14.1%, to $407.0 million in the second quarter of 1997 from $473.8 million in the second quarter of 1996 due mainly to a decrease in housing revenues. Residential revenues for the period decreased by $53.3 million to $400.4 million from $453.7 million in the year-earlier period primarily as a result of the 14.5% decrease in unit deliveries, partly offset by a 3.2% increase in the average selling price. Housing revenues in the United States decreased to $369.8 million on 2,306 unit deliveries in the second quarter of 1997, compared to $418.8 million on 2,718 units in the corresponding quarter of 1996, primarily reflecting a decline in housing revenues from the Company's California operations. California housing revenues for the second quarter of 1997 declined 17.0% to $227.2 million on 1,095 unit deliveries from $273.7 million on 1,453 unit deliveries in the year-earlier period. Revenues from other U.S. housing operations totaled $142.6 million in the current quarter compared to $145.1 million in the same quarter a year ago. California deliveries in the second quarter of 1997 decreased 24.6% from the second quarter of 1996, reflecting a decline of 20.0% in the average number of active communities, coupled with overall company strategies to de-emphasize the use of sales incentives and maintain lower levels of standing unsold inventory through an increased emphasis on contracting for sales prior to construction ("pre-sales"). Other U.S. deliveries decreased slightly to 1,211 units in the second quarter of 1997 from 1,265 units in the second quarter of 1996. Revenues from French housing operations during the three months ended May 31, 1997 decreased to $28.4 million on 151 units from $34.3 million on 160 units in the year-earlier period.

   During the second quarter of 1997, the Company's overall average selling price increased 3.2% to $162,400 from $157,300 in the same quarter a year ago, reflecting an increase in the domestic average selling price partially offset by a decrease in the French average selling price. The Company's domestic average selling price rose 4.1% to $160,400 in the second quarter of 1997, as the California average selling price increased 10.2% to $207,500 from $188,300 and the average selling price in other U.S. operations increased 2.7% to $117,800 from $114,700. These increases occurred as a result of a change in product mix favoring a greater number of higher priced urban in-fill locations and first time move up sales. In France, the average selling price in the second quarter of 1997 decreased 12.1% to $188,300 from $214,100 in the year-earlier quarter due to a change in the mix of deliveries.

   Revenues generated from commercial development activities in France totaled $2.2 million for the three months ended May 31, 1997 compared to $7.7 million generated in the same period a year ago, reflecting the reduced opportunities in the French commercial market which remains mired in a long-term recession.

   Revenues from land sales totaled $4.5 million in the second quarter of 1997 compared to $12.4 million in the second quarter of 1996. Generally, land sale revenues fluctuate based on the Company's decision to maintain or decrease its land ownership position in certain markets, the strength and number of competing developers entering markets at given points in time, the availability of land in markets served by the Company's housing divisions, and/or prevailing market conditions. The higher level of land sale revenues in the second quarter of 1996 was impacted by the Company's aggressive asset sale program implemented as part of its debt reduction strategy in 1996.

   For the first six months of 1997, construction revenues totaled $746.7 million, decreasing $22.9 million from $769.6 million for the same period a year ago, primarily as a result of lower housing and commercial revenues. Housing revenues totaled $734.2 million on 4,573 units in the first half of 1997 compared to $743.4 million on 4,566 units for the same period a year ago. Results for the first half of 1997 included a full six months of operating results for the Company's San Antonio division, while results for the first half of 1996 included only three months as the Company's acquisition of its San Antonio operations occurred on March 1, 1996. In the first quarter of 1997, the San Antonio division recorded construction revenues of $57.6 million on 611 deliveries. Housing operations in the United States produced revenues of $683.7 million on 4,322 units in the first six months of 1997 and $688.3 million on 4,300 units in the comparable period of 1996. During the first half of 1997, California housing revenues decreased to $411.0 million from $475.3 million in the first half of 1996, reflecting a 21.2% decline in unit deliveries during the period. Housing revenues from other U.S. operations increased to $272.7 million in the first six months of 1997 from $213.0 million in the prior years period primarily as a result of the additional three months of San Antonio operations included in the 1997 period. Deliveries in California decreased to 2,009 units for the first six months of 1997 from 2,548 for the first six months of 1996, while deliveries from other United States operations increased to 2,313 from 1,752 units during the same period. French housing revenues totaled $45.9 million on 234 units in the first half of 1997 and $53.7 million on 256 units in the corresponding period of 1996.

   The Company-wide average new home price decreased slightly to $160,600 in the first six months of 1997 from $162,700 in the year-earlier period. The domestic average selling price for the first half of 1997 decreased by 1.2% from the comparable prior year period, reflecting a decline of 3.0% in the average selling price in other U.S. operations to $117,900, partially offset by an increase of 9.7% in the California average selling price to $204,600. In France, the average selling price for the six month period decreased to $196,000 in 1997 from $209,900 in 1996. The decrease in the average selling price in other U.S. operations resulted from a change in the mix of deliveries and the inclusion of six months of San Antonio operations in the first half of 1997 versus only three months in the first half of 1996. The San Antonio operations had an average selling price of $92,800 for the first half of 1997. In California, the average selling price increased as a result of a change in product mix favoring a greater number of higher priced urban in-fill locations and first time move up sales.

   Revenues from the development of commercial buildings in France decreased to $2.2 million for the first six months of 1997 from $11.4 million in the comparable period of 1996. Company-wide revenues from land sales totaled $10.3 million for the first half of 1997 compared to $14.8 million for the same period a year ago.

   Operating income decreased by $4.4 million to $20.6 million in the second quarter of 1997 from $25.0 million (excluding the $170.8 million non-cash charge for impairment of long-lived assets) in the second quarter of 1996. This decrease resulted as lower gross profits on revenues from housing, commercial and land were only partially offset by reduced selling, general and administrative expenses. Total gross profits decreased by $13.3 million, or 15.6% to $72.1 million in the second quarter of 1997 from $85.4 million in the prior year's period. During this same period, housing gross profits decreased by $9.6 million to $72.2 million from $81.8 million. The decrease in housing gross profits reflected lower unit volume in the second quarter of 1997. As a percentage of revenues, gross profits decreased to 17.7% in the current quarter from 18.0% in the year-earlier quarter. This decrease was due to a lower gross margin on commercial activities and land sales in the second quarter of 1997 compared to the second quarter of 1996, as the housing gross margin remained flat at 18.0% during these periods. Gross profits generated from commercial activities in the current quarter decreased to $.4 million from $2.5 million produced from such activities in the prior year's quarter. During the second quarter of 1997, land sales resulted in a loss of $.5 million compared to profits of $1.1 million generated in the second quarter of 1996.

   Selling, general and administrative expenses decreased by $8.9 million to $51.5 million in the three months ended May 31, 1997 from $60.4 million in the corresponding 1996 period. The improvement in selling, general and administrative expenses was primarily due to lower unit volume as well as the Company's cost containment efforts which resulted in reduced sales incentives and advertising expenses, partially offset by increased sales commissions. As a percentage of housing revenues, selling, general and administrative expenses improved .4 percentage points to 12.9% in the current quarter compared to 13.3% for the year-earlier period.

   For the first six months of 1997, operating income decreased by $4.8 million to $32.3 million from $37.1 million in the corresponding period of 1996 (excluding 1996's non-cash charge for impairment of long-lived assets). This decrease was primarily due to lower gross profits on housing and commercial activities during the first half of 1997. For the six month period, total gross profits decreased by $5.0 million or 3.7% to $132.2 million in 1997 from $137.2 million in 1996 with housing gross profits decreasing by $1.3 million to $130.5 million from $131.8 million during this same period. Total gross profits as a percentage of revenues decreased to 17.7% in the first half of 1997 from 17.8% in the year-earlier period despite the housing gross margin increasing .1 percentage point to 17.8% in the first half of 1997. This decrease was primarily due to a lower gross margin on commercial activities during the period. Gross profits generated from commercial activities decreased to $.4 million during the first half of 1997 from $4.1 million in the prior year's period. During the first six months of both 1997 and 1996, land sales resulted in profits of $1.3 million.

   Selling, general and administrative expenses decreased by $.3 million to $99.8 million for the first six months of 1997 from $100.1 million for the same period of 1996. This slight decrease was partly due to the inclusion of six months of San Antonio operating results in the 1997 period compared to only three months included in 1996. Additionally, selling, general and administrative expenses for the 1997 period contained a higher proportion of sales commissions, advertising and compensation expenses, as well as start up costs related to operations in Austin and Dallas, Texas, partly offset by lower sales incentives. As a percentage of housing revenues, selling, general and administrative expenses increased by .1 percentage point to 13.6% for the first six months of 1997 from 13.5% in the corresponding period of 1996.

   Interest income totaled $1.2 million in the second quarter of 1997 compared to $.7 million in the second quarter of 1996. For the first six months, interest income totaled $2.3 million in 1997 and $1.4 million in 1996. Interest income for the second quarter and first half of 1997 reflected an increase in the interest bearing average balances of mortgages receivable compared to the same periods a year ago.

   Interest expense (net of amounts capitalized) decreased to $8.0 million in the second quarter of 1997 from $10.6 million in the second quarter of 1996. For the six months ended May 31, 1997, interest expense totaled $16.4 million compared to $18.7 million for the same period of 1996. Gross interest incurred in the three months and six months ended May 31, 1997 was lower than that incurred in the corresponding year ago periods by $4.5 million and $7.4 million, respectively, reflecting a decrease in average indebtedness in 1997. The Company's average debt level for the three months and six months ended May 31, 1997 decreased from the same periods a year ago primarily as a result of the Company's 1996 debt reduction strategy. The impact of the lower interest incurred in both periods of 1997 was partly offset by a decline in the percentage of interest capitalized. The percentage of interest capitalized during the three months ended May 31, 1997 and 1996 was 39.7% and 40.6%, respectively. For the six month period ended May 31, this percentage was 38.0% in 1997 and 44.8% in 1996. The lower 1997 capitalization rates reflected a higher proportion of land in production in 1997 compared to 1996.

   Minority interests in pretax income of consolidated joint ventures totaled $.1 million in the second quarter of 1997 and 1996. For the first half of 1997, minority interests in pretax income of consolidated joint ventures totaled $.1 million compared to $.2 million for the same period a year ago. Minority interests, which primarily relate to commercial activities in France, are expected to remain at relatively low levels, reflecting the limited opportunities currently available in the French commercial market.

   Equity in pretax income (loss) of unconsolidated joint ventures reflected slightly positive results in the second quarter of 1997 compared to the $1.5 million loss recorded in the second quarter of 1996. The Company's joint ventures recorded combined revenues of $6.2 million in the current quarter compared to $1.3 million in the corresponding period of 1996. All of the joint venture revenues in the second quarter of 1997 and 1996 were generated from residential properties. For the first half of 1997, the Company's equity in pretax income of unconsolidated joint ventures totaled $.1 million compared to a $1.7 million loss in the same period of 1996. Combined revenues from these joint ventures totaled $8.7 million in the first half of 1997 and $2.1 million in the first half of 1996. Of these amounts, revenues from residential properties accounted for $8.7 million in 1997 and $2.0 million in 1996. The losses recorded in the three month and six month periods of 1996 primarily related to a single French multi-family residential project. As a result of the non-cash charge recorded in the second quarter of 1996 to reflect the impairment in unconsolidated joint ventures, the Company does not anticipate incurring significant additional losses from these joint ventures in the future.


   MORTGAGE BANKING
   Interest income and interest expense decreased by $.8 million and $.4 million, respectively, in the second quarter of 1997 compared to the same quarter a year ago. For the first six months of 1997, interest income from mortgage banking activities declined by $.8 million and related interest expense dropped by $.7 million from the same period of 1996. The amounts for the three and six month periods decreased due to the declining balances of outstanding mortgage-backed securities and related collateralized mortgage obligations, stemming from both regularly scheduled monthly principal amortization and prepayment activity of mortgage collateral. In addition, the decrease in interest expense resulted partly from the lower amount of notes payable outstanding during the second quarter and first half of 1997 compared to the same periods of 1996. Interest income and expense are expected to continue to decline as the mortgage-backed securities and related collateralized mortgage obligations pay off at approximately the same rate.

   Other mortgage banking revenues decreased by $.3 million to $4.1 million in the second quarter of 1997 from $4.4 million in the prior year's second quarter. For the first half of 1997, other mortgage banking revenues totaled $7.3 million, a decrease of $.1 million from $7.4 million in the first half of 1996. These decreases were the result of lower gains on the sale of mortgages and servicing rights due to a reduced level of mortgage originations.

   General and administrative expenses associated with mortgage banking activities decreased by $.2 million to $1.1 million in the second quarter of 1997 from $1.3 million for the same period a year ago. For the six month period, these expenses were $2.1 million in 1997 and $2.6 million in 1996. The decrease in general and administrative expenses in 1997 resulted primarily from lower mortgage production levels and the Company's emphasis on cost containment.

   INCOME TAXES
   Income tax expense totaled $6.0 million in the second quarter of 1997 compared to an income tax benefit of $55.4 million in the prior year's second quarter. For the first six months of 1997, income tax expense totaled $8.5 million compared to an income tax benefit of $53.1 million in the same period of 1996. The income tax amounts represented effective income tax rates of approximately 36% in both 1997 and 1996. The tax benefits established in the three and six month periods of 1996 reflected the pretax losses reported by the Company as a result of the non-cash charge for impairment of long-lived assets recorded in the second quarter of 1996.


                         LIQUIDITY AND CAPITAL RESOURCES

   The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. For the six months ended May 31, 1997, net cash provided by operating, investing and financing activities totaled $8.0 million compared to $10.4 million used in the first six months of 1996.

   The Company's operating activities for the first six months of 1997 used cash of $6.4 million compared to $144.6 million provided during the same period of 1996. For the six months ended May 31, 1997, the Company primarily used cash to pay down $45.4 million in accounts payable, accrued expenses and other liabilities, and to fund an investment of $7.1 million in inventories (excluding $1.9 million of inventories acquired through seller financing). The use of cash was partially offset by six months' earnings of $15.1 million, a reduction in receivables of $33.3 million and various noncash items deducted from net income. The reduction in receivables mainly related to a lower balance of mortgages held under commitment of sale due to lower mortgage origination volume in the second quarter of 1997 compared to the fourth quarter of 1996.

   Operating activities for the first six months of 1996 provided cash from a reduction in inventories totaling $78.3 million (excluding $15.4 million of inventories acquired through seller financing), a reduction in receivables of $78.7 million and various non-cash items, including a $170.8 million non-cash charge for impairment of long-lived assets, offsetting the net loss of $94.4 million (which included the non-cash charge for impairment of long-lived assets) recorded for the first half of 1996. The cash provided was partially offset by uses of cash, including a $35.1 million change in deferred taxes and a $60.2 million decrease in accounts payable, accrued expenses and other liabilities. During the second quarter of 1996, excluding the acquisition of the San Antonio operations and the non-cash charge for impairment of long-lived assets, inventories decreased, primarily in the United States, as the Company began to execute its debt reduction strategy in 1996, including its aggressive asset sale program. The reduction in receivables related primarily to a decrease in mortgage origination volume in the second quarter of 1996 compared to the fourth quarter of 1995.

   Cash provided by investing activities totaled $2.5 million in the first half of 1997 compared to $79.5 million used in the year-earlier period. In the first six months of 1997, cash was provided from $4.5 million in proceeds received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral, and $.6 million in distributions related to investments in unconsolidated joint ventures. Among amounts partially offsetting these proceeds was $1.5 million of cash used for other investing activities. In the first six months of 1996, $80.6 million of cash was used for the purchase of Rayco, acquired on March 1, 1996, $4.9 million was used for investments in unconsolidated joint ventures and $5.2 million was used for other investing activities. Partially offsetting these 1996 six month uses was $11.5 million of proceeds received from mortgage-backed securities.

   Financing activities in the first half of 1997 provided $11.8 million of cash, while financing activities used $75.4 million in the first half of 1996. In the first six months of 1997, cash was provided from net proceeds from borrowings of $22.3 million. Partially offsetting the cash provided were cash dividend payments of $5.8 million and payments on collateralized mortgage obligations of $4.3 million. Financing activities in the first six months of 1996 resulted in net cash outflows due mainly to net payments on borrowings of $54.1 million, payments on collateralized mortgage obligations of $10.9 million and cash dividend payments of $10.3 million.

   During the second quarter of 1997, as a result of improved operating results and a lower debt to total capital ratio, the Company completed the renegotiation of its $500 million domestic unsecured revolving credit facility. Under the new $500 million credit facility, a total of $438.0 million was available for future use as of May 31, 1997. The Company's French unsecured financing agreements had in the aggregate $18.6 million available at May 31, 1997. In addition, the Company's mortgage banking operations had $146.6 million available under its $250 million secured revolving mortgage warehouse facility at quarter-end. As a result of the Company's execution of an aggressive debt reduction plan throughout 1996, its financial leverage, as measured by the ratio of debt to total capital, was 59.1% at the end of the 1997 second quarter compared to 68.4% at the end of the 1996 second quarter. Despite $104.5 million in borrowings made during the second quarter of 1996 to acquire the San Antonio operations, the Company achieved the goal it set a year ago of targeting its financial leverage within the range of 50% to 60%.

   The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.


                                     OUTLOOK

   The Company's residential backlog as of May 31, 1997 consisted of 4,417 units, representing aggregate future revenues of approximately $667.5 million, up 26.3% and 34.3%, respectively, from 3,497 units, representing aggregate future revenues of approximately $497.2 million, a year ago. Company-wide net orders for the second quarter of 1997 totaled 3,396, up 4.9% compared to the second quarter of 1996.

   The Company's operations in the United States accounted for approximately $596.7 million of backlog value on 4,050 units at May 31, 1997, up from $419.7 million on 3,133 units at May 31, 1996, reflecting higher backlogs from both California and other U.S. operations. Backlog in California increased to approximately $288.7 million on 1,398 units at May 31, 1997 from $182.7 million on 947 units at May 31, 1996 due primarily to the Company's strategy of emphasizing pre-sales. However, in California net orders declined 6.4% in the second quarter of 1997 due to reduced emphasis on sales incentives, a temporary absence of new home communities in certain strong markets in Northern California, and fewer active communities in the state compared to a year ago. Other U.S. operations also demonstrated year-over-year growth in backlog levels with the backlog value at May 31, 1997 increasing to approximately $308.0 million on 2,652 units from $237.0 million on 2,186 units at May 31, 1996, reflecting a 20.2% increase in other U.S. net orders.

   In France, the value of residential backlog at May 31, 1997 was approximately $66.6 million on 351 units, compared to $72.2 million on 337 units a year earlier. The Company's net orders in France decreased by 4.6% during the second quarter of 1997 to 230 units from 241 units for the same period a year ago. Backlog associated with consolidated commercial development activities was valued at approximately $6.1 million at May 31, 1997 compared to $.6 million at May 31, 1996. The relatively low levels of commercial backlog in 1997 and 1996 reflected continued reduced opportunities in the French commercial market.

   In Mexico, the value of residential backlog at May 31, 1997 was approximately $4.2 million on 16 units compared to $5.3 million on 27 units at May 31, 1996. Operations in Mexico generated 9 net orders in the second quarter of 1997, compared to 8 net orders generated in the same period a year ago. The new home market in Mexico remains seriously hampered by the depressed value of the peso and economic instability created by its devaluation. Despite troubled conditions and an unsettled economic environment, demand for housing in Mexico remains substantial. The Company continues to closely monitor its level of activity in Mexico and the desirability of expanding its market presence there.

   Substantially all of the homes included in residential backlog are expected to be delivered in 1997; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

   For the remainder of the year, the Company intends to continue to focus on its two 1997 strategic initiatives: acceleration of the Company's growth and the implementation of a substantially different operational business model integrating many of the basic operating characteristics of the business model used in the San Antonio operations, including an emphasis on pre-sales, a de-emphasis of sales incentives and maintaining lower levels of standing inventory. The Company made excellent progress with regard to these initiatives during the first half of 1997 and anticipates these strategies will favorably impact revenues and earnings in the second half of 1997, as net orders have recently improved. As expected, the Company's focus also resulted in higher backlog levels at the end of the second quarter compared to year ago levels, as well as an increase in the percentage of sold inventory in production at May 31, 1997 to 71.0% compared to 59.0% at May 31, 1996.

   Company-wide net orders for the seven weeks ending June 22, 1997 increased 37.8% from the net orders for the comparable period of 1996. During this same seven week period, domestic net orders were up 38.7% in 1997 from the prior year's period, reflecting a 39.9% increase in California net orders and a 37.3% increase in net orders from other U.S. operations. The Company expects California net order comparisons to continue to be favorable in the second half of 1997, as a greater number of communities are expected to be open. However, mortgage rate increases beyond those effectuated by the Federal Reserve Board in March 1997, continuing rate volatility, an appreciable decline in consumer confidence and/or other factors could mitigate the effects of the Company's anticipated community openings.

   Although an essential element of the Company's new business model, the increased emphasis on pre-sales could result in a modest reduction in expected unit deliveries in the third quarter as the Company's backlog lengthens out. Despite the Company's generally cautious outlook for the third quarter of 1997, the Company continues to anticipate higher overall delivery volumes for full-year 1997 compared to 1996. Assuming stable or improving business conditions, employment, interest rates and consumer confidence in its major markets, the Company continues to believe that the anticipated increase in delivery volumes and continued progress on the two 1997 strategic initiatives will result in improved operating income and earnings per share in 1997 compared to 1996. The Company continues to believe that its accelerated growth strategy combined with the integration of its new operational business model will also provide long-term benefits to its operations beyond 1997.


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

   ITEM 5.  OTHER INFORMATION

   The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three months and six months ended May 31, 1997 and 1996, together with backlog data in terms of units and value by geographical market as of May 31, 1997 and 1996.


                                     Three Months Ended May 31,
                             ----------------------------------------
                                Deliveries               Net Orders
                             ----------------         ---------------
    Market                   1997        1996         1997       1996
    ------                   -----      -----        -----       ----
   California                1,095       1,453       1,476       1,577

   Other United States       1,211       1,265       1,681       1,399

   France                      151         160         230         241

   Other                         8           5           9          21
                             -----       -----       -----       -----
       Total                 2,465       2,883       3,396       3,238
                             =====       =====       =====       =====


                                 Six Months Ended May 31,
                           -----------------------------------
                                                                                          Backlog - Value
                              Deliveries          Net Orders       Backlog - Units          In Thousands
                           ---------------     ---------------     ---------------     ---------------------
    Market                  1997      1996      1997      1996      1997      1996       1997         1996
    ------                 -----     -----     -----     -----     -----     -----     ------       --------
   California              2,009     2,548     2,553     2,869     1,398       947     $288,719     $182,718

   Other United States     2,313     1,752     3,209     1,939     2,652     2,186*     307,977      236,970*

   France                    234       256       370       364       351       337       66,582       72,215

   Other                      17        10        19        42        16        27*       4,224        5,265*
                           -----     -----     -----     -----     -----     -----     --------     --------
       Total               4,573     4,566     6,151     5,214     4,417     3,497*    $667,502     $497,168*
                           =====     =====     =====     =====     =====     =====     ========     ========

   *Backlog amounts for the second quarter of 1996 were adjusted to reflect the acquisition of Rayco and disposition of Canadian operations. Therefore, first quarter 1996 backlog amounts combined with second quarter sales and delivery activity will not equal ending backlog for the second quarter of 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

  11    Statement of Computation of Per Share Earnings (Loss).

  24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 1996 Annual Report on Form 10-K, is incorporated by reference herein.

  27    Financial Data Schedule.

  Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended May 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KAUFMAN AND BROAD HOME CORPORATION
                                          --------------------------------------
                                          Registrant






Dated       July 14, 1997                 /s/ BRUCE KARATZ
      ---------------------------         --------------------------------------
                                          Bruce Karatz
                                          Chairman, President and
                                          Chief Executive Officer






Dated       July 14, 1997                /s/ MICHAEL F. HENN
      ---------------------------        --------------------------------------
                                         Michael F. Henn
                                         Senior Vice President and
                                         Chief Financial Officer

                                                                    Page of
                                                                  Sequentially
    INDEX OF EXHIBITS                                            Numbered Pages
                                                                 ---------------
    11   Statement of Computation of Per Share Earnings (Loss)         20

    27   Financial Data Schedule                                       21