Form 10-Q
period 1997-08-31
KAUFMAN & BROAD HOME CORP
filed 1997-10-15
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 1997.

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

         Common stock, par value $1.00 per share, 38,964,636 outstanding

                       KAUFMAN AND BROAD HOME CORPORATION
                                    FORM 10-Q
                                      INDEX



                                                                   PAGE
                                                                  NUMBER(S)
PART I.  FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

       Consolidated Statements of Income -
       Nine Months and Three Months ended August
       31, 1997 and 1996                                             3

       Consolidated Balance Sheets -
       August 31, 1997 and November 30, 1996                         4

       Consolidated Statements of Cash Flows -
       Nine Months ended August 31, 1997 and 1996                    5

       Notes to Consolidated Financial Statements                   6-8

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS             9-15


PART II.  OTHER INFORMATION

  ITEM 5. OTHER INFORMATION                                         16

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                         16-17


SIGNATURES                                                          18


INDEX OF EXHIBITS                                                   19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts - Unaudited)


                                              Nine Months               Three Months
                                           Ended August 31,           Ended August 31,
                                      -------------------------   ------------------------

                                          1997          1996          1997          1996
                                      -----------   -----------   -----------   -----------

TOTAL REVENUES                        $ 1,229,362   $ 1,265,390   $   468,776   $   480,988
                                      ===========   ===========   ===========   ===========

CONSTRUCTION:
   Revenues                           $ 1,207,220   $ 1,242,371       460,544   $   472,791
   Construction and land costs           (994,489)   (1,020,83)      (379,963)     (388,505)
   Selling, general and
      administrative expenses            (154,707)     (158,674)      (54,893)      (58,538)
   Non-cash charge for impairment of
      long-lived assets                        --      (170,757)           --            --
                                      -----------   -----------   -----------   -----------

      Operating income (loss)              58,024      (107,897)       25,688        25,748

   Interest income                          3,294         1,937         1,043           494
   Interest expense, net of amounts
      capitalized                         (23,108)      (27,717)       (6,664)       (8,991)
   Minority interests in pretax
      income of consolidated joint
      ventures                               (150)         (174)          (36)          (13)
   Equity in pretax income (loss) of
      unconsolidated joint ventures          (114)       (1,714)         (175)           25
                                      -----------   -----------   -----------   -----------

   Construction pretax income (loss)       37,946      (135,565)       19,856        17,263
                                      -----------   -----------   -----------   -----------

MORTGAGE BANKING:
   Revenues:
      Interest income                       9,697        11,033         3,060         3,585
      Other                                12,445        11,986         5,172         4,612
                                      -----------   -----------   -----------   -----------

                                           22,142        23,019         8,232         8,197

   Expenses:
      Interest                             (9,010)      (10,291)       (2,788)       (3,396)
      General and administrative           (3,666)       (3,992)       (1,537)       (1,397)
                                      -----------   -----------   -----------   -----------

   Mortgage banking pretax income           9,466         8,736         3,907         3,404
                                      -----------   -----------   -----------   -----------

TOTAL PRETAX INCOME (LOSS)                 47,412      (126,829)       23,763        20,667
Income taxes                              (17,100)       45,700        (8,600)       (7,400)
                                      -----------   -----------   -----------   -----------


NET INCOME (LOSS)                     $    30,312   $   (81,129)  $    15,163   $    13,267
                                      ===========   ===========   ===========   ===========

EARNINGS (LOSS) PER SHARE             $       .76   $     (2.04)  $       .38   $       .33
                                      ===========   ===========   ===========   ===========


AVERAGE SHARES OUTSTANDING                 39,853        39,712        40,199        39,792
                                      ===========   ===========   ===========   ===========

CASH DIVIDENDS PER COMMON SHARE       $      .225   $      .225   $      .075   $      .075
                                      ===========   ===========   ===========   ===========

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)

                                                 August 31,    November 30,
                                                    1997          1996
                                                 ------------  ------------
ASSETS

CONSTRUCTION:
   Cash and cash equivalents                     $     8,032   $     4,723
   Trade and other receivables                       140,356       107,037
   Inventories                                       852,793       780,302
   Investments in unconsolidated joint ventures        5,817         8,312
   Goodwill                                           33,135        39,356
   Other assets                                       71,464        60,429
                                                 -----------   -----------

                                                   1,111,597     1,000,159
                                                 -----------   -----------

MORTGAGE BANKING:
   Cash and cash equivalents                           2,763         5,058
   Receivables:
      First mortgages and mortgage-backed
       securities                                     74,322        81,536
      First mortgages held under commitment
       of sale and other receivables                 134,141       153,459
   Other assets                                        2,992         3,282
                                                 -----------   -----------

                                                     214,218       243,335
                                                 -----------   -----------


TOTAL ASSETS                                     $ 1,325,815   $ 1,243,494
                                                 ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
   Accounts payable                              $   154,282   $   151,791
   Accrued expenses and other liabilities             97,553        96,986
   Mortgages and notes payable                       522,370       442,629
                                                 -----------   -----------

                                                     774,205       691,406
                                                 -----------   -----------

MORTGAGE BANKING:
   Accounts payable and accrued expenses               6,893         7,481
   Notes payable                                     124,721       134,956
   Collateralized mortgage obligations secured
     by mortgage-backed securities                    62,171        68,381
                                                 -----------   -----------

                                                     193,785       210,818
                                                 -----------   -----------

Minority interests in consolidated joint
 ventures                                              1,188           920
                                                 -----------   -----------


Common stock                                          38,965        38,828
Paid-in capital                                      185,258       183,801
Retained earnings                                    134,965       113,398
Cumulative foreign currency translation
 adjustments                                          (2,551)        4,323
                                                 -----------   -----------

   TOTAL STOCKHOLDERS' EQUITY                        356,637       340,350
                                                 -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 1,325,815   $ 1,243,494
                                                 ===========   ===========

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)

                                                            Nine Months Ended
                                                                August 31,
                                                          ----------------------
                                                             1997         1996
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                      $  30,312   $ (81,129)
   Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
         Equity in pretax loss of unconsolidated joint          114       1,714
           ventures
         Minority interests in pretax income of
           consolidated joint ventures                          150         174
         Amortization of discounts and issuance costs         1,235       1,264
         Depreciation and amortization                        8,789       7,785
         Provision for deferred income taxes                 (2,291)    (34,960)
         Non-cash charge for impairment of long-lived            --     170,757
           assets
         Change in assets and liabilities, net of
          effects from purchase of Rayco:
              Receivables                                   (14,295)     53,634
              Inventories                                   (65,427)    123,413
              Accounts payable, accrued expenses
                and other liabilities                         2,470     (40,262)
              Other, net                                    (13,764)      2,366
                                                          ---------   ---------
Net cash provided (used) by operating activities            (52,707)    204,756
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Rayco, net of cash acquired                    --     (80,556
   Investments in unconsolidated joint ventures               2,381      (5,127)
   Net sales (originations) of mortgages held for
     long-term investment                                       180        (974)
   Payments received on first mortgages and
      mortgage-backed securities                              7,416      15,827
   Other, net                                                (3,100)     (5,424)
                                                          ---------   ---------
Net cash provided (used) by investing activities              6,877     (76,254)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) credit agreements and
      other short-term borrowings                            67,567     (79,677)
   Payments on collateralized mortgage obligations           (6,852)    (14,646)
   Payments on mortgages, land contracts and other loans     (5,244)    (40,212)
   Payments from (to) minority interests in consolidated
      joint ventures                                            118        (817)
   Payments of cash dividends                                (8,745)    (13,196)
                                                          ---------   ---------
Net cash provided (used) by financing activities             46,844    (148,548)
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          1,014     (20,046)
Cash and cash equivalents at beginning of period              9,781      43,382
                                                          ---------   ---------

Cash and cash equivalents at end of period                $  10,795   $  23,336
                                                          =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid, net of amounts capitalized              $  27,718   $  32,473
                                                          =========   =========
   Income taxes paid                                      $  11,852   $   3,321
                                                          =========   =========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Cost of inventories acquired through seller
     financing                                            $   7,064   $  16,977
                                                          =========   =========

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

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 1997, the results of its consolidated operations for the nine months and three months ended August 31, 1997 and 1996, and its consolidated cash flows for the nine months ended August 31, 1997 and 1996. The results of operations for the nine months and three months ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1996 has been taken from the audited financial statements as of that date.


2. Inventories

    Inventories consist of the
    following (in thousands):
                                                   August 31,       November 30,
                                                      1997              1996
                                                  ------------      ------------
    Homes, lots and improvements in production    $  674,453         $  646,069

    Land under development                           178,340            134,233
                                                  ----------         ----------
       Total inventories                          $  852,793         $  780,302
                                                  ==========         ==========

   The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

                          Nine Months Ended             Three Months Ended
                      -------------------------      -------------------------

                      August 31,     August 31,      August 31,     August 31,
                         1997           1996            1997           1996
                      ----------     ----------      ----------    -----------

Interest incurred      $ 39,763       $ 49,440       $  13,240      $ 15,505

Interest expensed       (23,108)       (27,717)         (6,664)       (8,991)
                       ---------      --------       ---------      --------

Interest capitalized     16,655         21,723           6,576         6,514

Interest amortized      (16,485)       (15,770)         (5,985)       (6,309)
                       ========       ========       =========      ========

Net impact on
 pretax income         $    170       $  5,953       $     591      $    205
                       ========       ========       =========      ========


3. Earnings Per Share

   The computation of earnings per share is based on the weighted average number of common shares, equivalent Series B convertible preferred shares and common share equivalents outstanding during the applicable period. All of the Company's Series B convertible preferred shares were converted into shares of the Company's common stock on April 1, 1996, the mandatory conversion date. Prior to their conversion the Series B

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3. Earnings Per Share (continued)

   convertible preferred shares were considered common stock due to their being subject to mandatory conversion into common stock, and the related dividends were not deducted from net income for purposes of calculating earnings per share. Common share equivalents include dilutive stock options using the treasury stock method.

   If, for purposes of calculating earnings per share, the Series B convertible preferred shares were excluded from the weighted average shares outstanding and the related dividends deducted from net income, the computation would have resulted in a loss per share of $2.34 for the nine months ended August 31, 1996. This computation is not applicable for the three months ended August 31, 1996 or the three months and nine months ended August 31, 1997 due to the conversion of the Series B convertible preferred shares into common stock in April 1996.


4. Acquisition

   On March 1, 1996, the Company acquired San Antonio, Texas-based Rayco, Ltd. and affiliates (the "San Antonio operations") for a total purchase price of approximately $104.5 million, including cash to pay off certain debt assumed. The total purchase price for the San Antonio operations was based on the net book values of the entities purchased and the assumption of certain debt. The acquisition was accounted for as a purchase with the results of operations of the acquired entities included in the Company's consolidated financial statements as of the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $32.3 million and is being amortized on a straight-line basis over a period of seven years.

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

                                    Nine Months Ended August 31, 1996
                                   ----------------------------------
                                   After non-cash     Before non-cash
                                       charge              charge
                                   ----------------   ---------------

Total revenues                        $1,329,486         $1,329,486

Total pretax income (loss)              (123,825)            46,932

Net income (loss)                        (79,225)            29,932

Earnings (loss) per share                  (1.99)               .75


   This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition of the San Antonio operations been consummated as of December 1, 1995, nor are they necessarily indicative of future operating results.

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.  Mortgages and Notes Payable

   On April 21, 1997, the Company entered into a new $500 million domestic unsecured revolving credit agreement with various banks. The new credit agreement is comprised of a $400 million revolving credit facility scheduled to expire on April 30, 2001 and a $100 million 364-day revolving credit facility. Upon expiration, the $100 million revolving credit facility is renewable at the lenders' option or may be converted, at the Company's option, to a term loan expiring on April 30, 2001. The new credit facility provides for interest on borrowings at either the applicable bank reference rate or the London Interbank Offered Rate plus an applicable spread and an annual commitment fee based on the unused portion of the commitment. Under the terms of the new credit agreement, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness.

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


6. Subsequent Event

   On September 4, 1997, the Company completed the redemption of its $100 million principal amount of 10 3/8% senior notes due in 1999. The Company used borrowings under its $500 million credit facility to retire the entire $100 million of senior notes at 100% of the principal amount of the notes, together with accrued and unpaid interest.

   On October 14, 1997, pursuant to its universal shelf registration, the Company issued $175 million of 7 3/4% senior notes at 100% of the principal amount of the notes. The notes, which are due October 15, 2004 with interest payable semi-annually, represent unsecured obligations of the Company and rank pari passu in right of payment with all other senior unsecured indebtedness of the Company. The notes are not redeemable at the option of the Company prior to stated maturity.


7. Reclassifications

   Certain amounts in the consolidated financial statements of 1996 have been reclassified to conform to the 1997 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS

OVERVIEW
Total Company revenues for the three months ended August 31, 1997 decreased 2.5% to $468.8 million from $481.0 million for the three months ended August 31, 1996. For the nine months ended August 31, 1997, total revenues decreased 2.8% to $1,229.4 million from $1,265.4 million for the first nine months of 1996. The decreases in total revenues for the three and nine month periods occurred as increases in housing revenues were more than offset by declines in revenue from land sales. Net income for the third quarter of 1997 increased to $15.2 million or $.38 per share from $13.3 million or $.33 per share for the same period a year ago, reflecting improved unit deliveries, improved construction operating income margin and lower net interest expense. For the nine months ended August 31, 1997, the Company recorded net income of $30.3 million or $.76 per share compared to a net loss of $81.1 million or $2.04 per share for the nine months ended August 31, 1996, including the after tax non-cash charge of $109.3 million for impairment of long-lived assets recorded in the second quarter of 1996. Excluding the charge, earnings for the nine months ended August 31, 1996 totaled $28.1 million or $.70 per share. Results from the first nine months of 1997 reflected higher unit deliveries and lower net interest expense. Earnings for the first nine months of 1997 included nine months of operating results from the San Antonio operations, while results for the first nine months of 1996 included only six months as the Company's acquisition of its San Antonio operations occurred on March 1, 1996.


CONSTRUCTION
Revenues decreased by $12.3 million or 2.6% to $460.5 million in the third quarter of 1997 from $472.8 million in the third quarter of 1996 as an increase in housing revenues was more than offset by a decline in revenues from land sales. Residential revenues for the three months ended August 31, 1997 increased by $23.1 million or 5.3% to $458.6 million from $435.5 million in the year-earlier period as a result of a 9.7% increase in unit deliveries to 3,016 units from 2,749 units, partly offset by a 4.0% decrease in the average selling price. Housing revenues in the United States totaled $418.0 million on 2,717 unit deliveries in the third quarter of 1997 compared to $397.9 million on 2,566 units in the prior year's period as a decline in California housing revenues was more than offset by increased housing revenues from other U.S. operations. California housing revenues for the third quarter of 1997 decreased to $239.8 million from $245.7 million in the same quarter a year ago. Domestic operations outside of California generated $178.3 million of housing revenues in the third quarter of 1997, increasing $26.1 million from $152.2 million for the same period a year ago. California deliveries in the third quarter of 1997 decreased 4.4% to 1,204 units from 1,259 units in the third quarter of 1996, primarily reflecting a decline of 8.0% in the average number of active communities in the state. Other U.S. deliveries increased 15.8% to 1,513 units in the third quarter of 1997 from 1,307 units in the same quarter of 1996 primarily as a result of an increase of 25.4% in the average number of active communities. Revenues from French housing operations during the current period increased to $39.2 million on 295 unit deliveries from $36.9 million on 180 units in the prior year's third quarter primarily reflecting the acquisition of certain active developments of SMCI in France, which contributed 80 unit deliveries in the 1997 third quarter. These developments, which consist of apartments in the metropolitan Paris region and other cities in France, were acquired on July 31, 1997 for $2.2 million of cash and the assumption of approximately $8.1 million of debt.

During the third quarter of 1997, the Company's overall average selling price decreased 4.0% to $152,000 from $158,400 in the same quarter a year ago, primarily reflecting a decrease in the French operation's average selling price. The Company's domestic average selling price decreased slightly to $153,900 in the third quarter of 1997 from $155,100 in the corresponding period of 1996. This decrease was due to the increased weighting of lower priced other U.S. deliveries as deliveries from other U.S. operations accounted for 55.7% of total U.S. deliveries in the third quarter of 1997 compared to 50.9% in 1996. The Company's average selling price in California increased 2.0% to $199,100 in the third quarter of 1997 compared to $195,200 in the same quarter of 1996. For the three months ended August 31, 1997, the average selling price for other U.S. operations rose 1.2% to $117,800 from $116,400 in the year-earlier period. In France, the Company's average selling price for the three months ended August 31, 1997 decreased 35.1% to $133,000 from $205,000 in the year-earlier quarter, primarily as a result of the inclusion of lower priced deliveries from the newly acquired French developments.

Third quarter revenues from commercial operations, all of which are located in metropolitan Paris, totaled $.3 million in 1997 compared to $.7 million in 1996, reflecting the reduced opportunities in the French commercial market, which remains mired in a long-term recession. Revenues from land sales decreased $34.9 million to $1.7 million in the three months ended August 31, 1997 compared to $36.6 million in the same period of 1996. Generally, land sale revenues fluctuate based on the Company's decision to maintain or decrease its land ownership position in certain markets, the strength and number of competing developers entering markets at given points in time, the availability of land in markets served by the Company's housing divisions, and prevailing market conditions. The 1997 figures represent more typical levels of land sales activity in view of the Company's past history as 1996 results were impacted by the Company's aggressive asset sale program implemented as part of its debt reduction strategy in 1996.

For the nine months ended August 31, 1997, construction revenues totaled $1,207.2 million, decreasing $35.2 million from $1,242.4 million for the same period a year ago as the increase in housing revenues was more than offset by decreases in revenues from commercial activity and land sales. Housing revenues increased $13.9 million to $1,192.8 million on 7,589 units in the first nine months of 1997 compared to $1,178.9 million on 7,315 units for the same period a year ago. Results for the first nine months of 1997 included a full nine months of operating results for the Company's San Antonio operations, while results for the nine months ended August 31, 1996 included only six months as the Company's acquisition of its San Antonio operations occurred on March 1, 1996. In the first quarter of 1997, the San Antonio division recorded construction revenues of $57.6 million on 611 deliveries. Housing operations in the United States produced revenues of $1,101.7 million on 7,039 units in the first nine months of 1997 and $1,086.2 million on 6,866 units in the comparable period of 1996. During the first nine months of 1997, California housing revenues decreased by $70.2 million or 9.8% to $650.8 million from $721.0 million in the same period of 1996, reflecting a 15.6% decline in unit deliveries during the period. Housing revenues from other U.S. operations increased $85.7 million or 23.5% to $450.9 million from $365.2 million in the prior year's period primarily as a result of the additional three months of San Antonio operations included in the 1997 period. Deliveries in California decreased to 3,213 units for the nine months ended August 31, 1997 from 3,807 for the nine months ended August 31, 1996, reflecting a decline in the average number of active communities in the state during this period. Unit deliveries in other U.S. operations increased to 3,826 from 3,059 units during the same period due to a higher number of average active communities in 1997 partly due to the inclusion of a full nine months of operations of the San Antonio division in the 1997 period. French housing revenues totaled $85.1 million on 529 units in the first nine months of 1997 and $90.6 million on 436 units in the corresponding period of 1996.

The Company-wide average new home price decreased to $157,200 in the first nine months of 1997 from $161,100 in the year-earlier period. The domestic average selling price for the nine months ended August 31, 1997 decreased by 1.1% from the comparable period of 1996 as a 6.9% increase in the California average selling price to $202,500 was more than offset by a decline of 1.3% in the average selling price in other U.S. operations to $117,900. In California, the average selling price increased as a result of a change in product mix favoring a greater number of higher priced urban in-fill locations and first time move up sales. The decrease in the average selling price in other U.S. operations resulted from a change in the mix of deliveries and the inclusion of nine months of San Antonio operations in the 1997 period versus only six months in the 1996 period. For the first nine months of 1997, the San Antonio operations had an average selling price of $93,200, substantially below the Company's average. The average selling price in France for the nine month period decreased to $160,900 in 1997 from $207,900 in 1996. The lower average selling prices in France primarily reflected the impact of lower priced deliveries from the newly acquired developments in France.

Revenues from the development of commercial buildings in France decreased to $2.5 million for the first nine months of 1997 from $12.1 million in the comparable period of 1996. Company-wide revenues from land sales totaled $11.9 million for the first three quarters of 1997 compared to $51.3 million for the same period a year ago, a decrease of $39.4 million and impacted by the Company's aggressive asset sale program in 1996.

Operating income totaled $25.7 million in both the third quarter of 1997 and the third quarter of 1996. As a percentage of construction revenues, operating income increased by .2 percentage points to 5.6% in the third quarter of 1997 compared to 5.4% in the third quarter of 1996. Gross profits decreased by $3.7 million to $80.6 million in the three months ended August 31, 1997 from $84.3 million in the three months ended August 31, 1996.

For the same period, the Company's housing gross profits decreased by $2.2 million to $81.4 million from $83.6 million. As a percentage of construction revenues, gross profits decreased to 17.5% in the current quarter from 17.8% in the year-earlier quarter. This decrease primarily reflected a decline in the third quarter housing gross margin to 17.7% in 1997 from 19.2% in 1996, mainly due to a decline in high margin deliveries from one of the Company's Northern California divisions due to a temporary gap in deliverable units, to initiatives to accelerate the sell-through of certain low margin communities, particularly in California, and to below-average margins in certain new markets in Texas. These factors were partially offset by significantly improved gross margins on deliveries from newer communities developed under the Company's revised operational business model. During the third quarter of 1997, land sales and commercial activities generated a loss of $.8 million compared to profits of $.7 million generated in the same quarter a year ago.

Selling, general and administrative expenses decreased by $3.6 million to $54.9 million in the third quarter of 1997 from $58.5 million in the third quarter of 1996. The improvement in selling, general and administrative expenses was primarily due to the impact of the Company's ongoing cost containment efforts which resulted in reduced sales incentives and advertising expenses, partially offset by higher sales commissions. As a percentage of housing revenues, selling, general and administrative expenses improved 1.4 percentage points to 12.0% in the third quarter of 1997 from 13.4% in the same quarter a year ago due to improved unit volume combined with the lower selling, general and administrative expenses.

For the first nine months of 1997, operating income decreased by $4.9 million to $58.0 million from $62.9 million in the corresponding period of 1996 (excluding the non-cash charge in 1996 for impairment of long-lived assets). This decrease was primarily due to lower gross profits on housing and commercial activities. For the nine month period, total gross profits decreased by $8.8 million or 4.0% to $212.7 million in 1997 from $221.5 million in 1996 with housing gross profits decreasing by $3.5 million to $211.9 million from $215.4 million during this same period. Total gross profits as a percentage of construction revenues decreased to 17.6% in the first nine months of 1997 from 17.8% in the year-earlier period as the housing gross margin decreased .5 percentage points to 17.8% in the first nine months of 1997, primarily due to a decline in the California housing gross margin, and the gross margin on commercial activities also declined. Gross profits generated from commercial activities decreased to $.4 million during the first nine months of 1997 from $4.3 million in the prior year's period. For the nine month periods ending August 31, 1997 and 1996, land sales resulted in profits of $.5 million and $1.8 million, respectively.

Selling, general and administrative expenses decreased by $4.0 million to $154.7 million for the first nine months of 1997 from $158.7 million for the same period of 1996, primarily due to the impact of the Company's cost containment efforts, partly offset by the inclusion of results from the San Antonio operations throughout the full nine months of 1997 compared to only six months included through the Company's first three quarters of 1996. As a percentage of housing revenues, selling, general and administrative expenses improved .5 percentage points to 13.0% for the first nine months of 1997 from 13.5% in the corresponding period of 1996. This improvement reflected the impact of, among other things, reduced sales incentives and advertising expenses, partially offset by increased sales commissions.

Interest income totaled $1.0 million in the third quarter of 1997 compared to $.5 million in the prior year's third quarter. For the nine months ended August 31, 1997, interest income totaled $3.3 million compared to $1.9 million in the same period of 1996. The higher interest income for the third quarter and first nine months of 1997 reflected an increase in the interest bearing average balances of mortgages receivable compared to the same periods a year ago.

Interest expense (net of amounts capitalized) decreased by $2.3 million to $6.7 million in the third quarter of 1997 from $9.0 million in the third quarter of 1996. For the nine month period, interest expense decreased by $4.6 million to $23.1 million in 1997 from $27.7 million in 1996. Gross interest incurred in the three months and nine months ended August 31, 1997 was lower than that incurred in the corresponding year ago periods by $2.3 million and $9.7 million, respectively, reflecting a decrease in average indebtedness in 1997. The Company's average debt level for the three and nine month periods ended August 31, 1997 decreased from the same periods a year ago primarily as a result of the Company's 1996 debt reduction strategy. The percentage of interest capitalized during the three months ended August 31, 1997 and 1996 was 49.7% and 42.0%, respectively. For the nine months ended August 31, this percentage was 41.9% in 1997 and 43.9% in 1996. These capitalization rates reflect the timing and proportion of land in production during the periods.

Minority interests in pretax income of consolidated joint ventures totaled less than $.1 million in the third quarters of 1997 and 1996. For the first nine months of 1997 and 1996, minority interests in pretax income of consolidated joint ventures totaled $.2 million. Minority interests, which primarily relate to commercial activities in France, are expected to remain at relatively low levels, reflecting the limited opportunities currently available and reasonably expected to be available in the French commercial market and the Company's strategy to focus on its residential development business.

Equity in pretax income (loss) of unconsolidated joint ventures reflected a $.2 million loss in the third quarter of 1997 compared to slightly positive results in the third quarter of 1996. Combined revenues recorded by the Company's joint ventures increased to $82.3 million in the third quarter of 1997 from $2.8 million for the corresponding period of 1996, primarily as a result of the sale of a commercial project in France. Of the joint venture revenues in the third quarter of 1997, $11.0 million were generated from residential properties, while in the third quarter of 1996, all joint venture revenues were generated from residential properties. For the first nine months of 1997, the Company's equity in pretax loss of unconsolidated joint ventures totaled $.1 million, compared to a $1.7 million loss in the same period of 1996. Combined revenues from these joint ventures increased to $91.0 million in the first nine months of 1997 from $4.9 million in the first nine months of 1996, mainly due to the sale of a French commercial project in 1997. Of these amounts, revenues from residential properties accounted for $19.7 million in 1997 and $4.8 million in 1996. The loss recorded in the nine month period ended August 31, 1996 primarily related to a single French multi-family residential project. As a result of the non-cash charge for impairment of long-lived assets taken in the second quarter of 1996 to reflect the impairment in unconsolidated joint ventures, the Company does not anticipate incurring significant future losses from these joint ventures.


MORTGAGE BANKING

Interest income and interest expense decreased by $.5 million and $.6 million, respectively, in the third quarter of 1997 compared to the Company's mortgage banking operation's performance in the same quarter a year ago. For the nine months ended August 31, 1997, interest income and related interest expense from mortgage banking both declined by $1.3 million from the same period of 1996. The amounts for the three and nine month periods decreased due to the declining balances of outstanding mortgage-backed securities and related collateralized mortgage obligations, stemming from both regularly scheduled monthly principal amortization and prepayment activity of mortgage collateral. In addition, the decrease in interest expense resulted partly from the lower amount of notes payable outstanding during the third quarter and first nine months of 1997 compared to the same periods of 1996. Interest income and expense are expected to continue to decline as the mortgage-backed securities and related collateralized mortgage obligations pay off at approximately the same rate.

Other mortgage banking revenues increased by $.6 million to $5.2 million in the third quarter of 1997 from $4.6 million in the prior year's third quarter. For the first nine months of 1997, other mortgage banking revenues totaled $12.4 million, an increase of $.4 million from $12.0 million in the prior year's period. These increases were mainly the result of higher gains on the sale of mortgages.

General and administrative expenses associated with mortgage banking increased slightly to $1.5 million in the third quarter of 1997 from $1.4 million for the same quarter a year ago. For the nine-month period, these expenses were $3.7 million in 1997 and $4.0 million in 1996. The slight increase in general and administrative expenses in the third quarter of 1997 was due to higher mortgage production levels, partially offset by the Company's cost containment efforts. The decrease in general and administrative expenses for the nine months ended August 31, 1997 resulted from lower mortgage production levels and the Company's emphasis on cost control.

INCOME TAXES

Income taxes totaled $8.6 million and $7.4 million in the third quarters of 1997 and 1996, respectively. For the first nine months of 1997, income tax expense totaled $17.1 million compared to an income tax benefit of $45.7 million in the same period of 1996. The income tax amounts represented effective income tax rates of approximately 36% in both 1997 and 1996. The tax benefit in the nine month period of 1996 reflected the pretax losses reported by the Company as a result of the non-cash charge for impairment of long-lived assets recorded in the second quarter of 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. For the nine months ended August 31, 1997, net cash provided by operating, investing and financing activities totaled $1.0 million compared to $20.0 million used in the first nine months of 1996.

The Company's operating activities for the first nine months of 1997 used cash of $52.7 million compared to $204.8 million provided during the same period of 1996. For the nine months ended August 31, 1997, the Company's uses of cash included an investment of $65.4 million in inventories (excluding $7.1 million of inventories acquired through seller financing), an increase in receivables of $14.3 million and a change in deferred taxes of $2.3 million. The use of cash was partially offset by nine month earnings of $30.3 million, a $2.5 million increase in accounts payable, accrued expenses and other liabilities, and various non-cash items deducted from net income.

Operating activities for the first nine months of 1996 provided cash from a reduction of $123.4 million in inventories (excluding $17.0 million of inventories acquired through seller financing), a reduction in receivables of $53.6 million and various non-cash items including a $170.8 million non-cash charge for impairment of long-lived assets, offsetting the net loss of $81.1 million (which included the non-cash charge for impairment of long-lived assets) recorded for the first three quarters of 1996. The cash provided was partially offset by uses of cash, including a $35.0 million change in deferred taxes and a $40.3 million decrease in accounts payable, accrued expenses and other liabilities. During the nine months ended August 31, 1996, excluding the acquisition of the San Antonio operations and the non-cash charge for impairment of long-lived assets, inventories decreased, primarily in California, as the Company continued to execute its debt reduction strategy in 1996, including the aggressive asset sale program. The reduction in receivables related primarily to a decrease in mortgage origination volume in the third quarter of 1996 compared to the fourth quarter of 1995.

Cash provided by investing activities totaled $6.9 million in the nine months ended August 31, 1997 compared to $76.3 million used in the year-earlier period. In the first nine months of 1997, cash was provided from $7.4 million in proceeds received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral, and $2.4 million in distributions related to investments in unconsolidated joint ventures. Partially offsetting these proceeds was $3.1 million of cash used for other investing activities. In the first nine months of 1996, $80.6 million of cash was used for the purchase of the San Antonio operations, acquired on March 1, 1996, $5.1 million was used for investments in unconsolidated joint ventures and $5.4 million was used for other investing activities. Partially offsetting these 1996 nine month uses was $15.8 million of proceeds received from mortgage-backed securities.

Financing activities in the first three quarters of 1997 provided $46.8 million of cash, while financing activities used $148.5 million in the same period of 1996. In the first nine months of 1997, cash was provided from net proceeds from borrowings of $62.3 million. Partially offsetting the cash provided were cash dividend payments of $8.7 million and payments on collateralized mortgage obligations of $6.9 million. Financing activities for the nine months ended August 31, 1996 resulted in net cash outflows due mainly to net payments on borrowings of $119.9 million, payments on collateralized mortgage obligations of $14.6 million and cash dividend payments of $13.2 million.

During the second quarter of 1997, the Company entered into a new $500 million domestic unsecured revolving credit agreement as a result of improved operating results and a lower debt to total capital ratio. Under the Company's new $500 million credit facility, a total of $410.7 million was available for future use as of August 31, 1997. The Company's French unsecured financing agreements had in the aggregate $13.1 million available at August 31, 1997. In addition, the Company's mortgage banking operations had $125.3 million available under its $250 million secured revolving mortgage warehouse facility at quarter-end. As a result of the Company's execution of an aggressive debt reduction plan throughout 1996, its financial leverage, as measured by the ratio of debt to total capital, was 59.4% at the end of the 1997 third quarter compared to 64.1% at the end of the 1996 third quarter. Despite $104.5 million in borrowings made during the second quarter of 1996 to acquire the San Antonio operations, the Company achieved the goal it set a year ago of targeting its financial leverage within the range of 50% to 60%.

On September 4, 1997, the Company completed the redemption of its $100 million principal amount of 10 3/8% Senior notes due in 1999. The Company used borrowings under its $500 million credit facility to retire the entire $100 million of senior notes at 100% of the principal amount of the notes, together with accrued and unpaid interest. Pursuant to its universal shelf registration, the Company issued, on October 14, 1997, $175 million of 7 3/4% senior notes at 100% of the principal amount of the notes. The notes, which are due October 15, 2004 with interest payable semi-annually, represent unsecured obligations of the Company and rank pari passu in right of payment with all other senior unsecured indebtedness of the Company. The notes are not redeemable at the option of the Company prior to stated maturity.

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

                                  OUTLOOK

The Company's residential backlog as of August 31, 1997 consisted of 5,040 units, representing aggregate future revenues of approximately $777.7 million, up 48.3% and 50.2%, respectively from 3,398 units, representing aggregate future revenues of $517.7 million a year earlier. The backlog units and value at August 31, 1997 were the highest of any quarter-end backlog in the Company's history. Company-wide net orders for the third quarter of 1997 totaled 3,310, up 24.9% compared to the third quarter of 1996.

The Company's operations in the United States accounted for approximately $698.3 million of backlog value on 4,438 units at August 31, 1997, up from $454.8 million on 3,106 units at August 31, 1996, reflecting higher backlogs from both California and other U.S. operations. The Company's domestic backlog at August 31, 1997 represented record quarter-end levels for the Company in terms of both units and value. Backlog in California increased to approximately $377.3 million on 1,700 units at August 31, 1997 from $225.5 million on 1,083 units at August 31, 1996 as net orders increased to 1,506 in the current quarter from 1,395 for the same quarter a year ago and the Company continued its strategy of emphasizing pre-sales. The Company's other United States operations also demonstrated year-over-year growth in backlog levels with the backlog value at August 31, 1997 increasing to approximately $321.0 million on 2,738 units compared to $229.3 million on 2,023 units at August 31, 1996, reflecting a 39.8% increase in other U.S. net orders. The growth in total United States backlog units and value at August 31, 1997 compared to August 31, 1996 resulted primarily from improved absorption rates and the Company's switch to a greater emphasis on pre-sales. Improved market conditions in California and the success of the Company's communities designed under its revised operational business model also contributed to the increase in United States backlog levels.

In France, the value of residential backlog at August 31, 1997 was approximately $71.0 million on 576 units compared to $55.2 million on 261 units a year earlier. The Company's net orders in France increased 83.7% to 191 in the third quarter of 1997 from 104 net orders for the same period a year ago. The developments acquired on July 31, 1997 recorded 27 net orders in the third quarter of 1997 and contributed 329 units to backlog at August 31, 1997. Backlog associated with consolidated commercial development activities in France totaled $.2 million at August 31, 1997 compared to $5.9 million at August 31, 1996. The relatively low levels of commercial backlog in 1997 and 1996 reflected continued reduced opportunities in the French commercial market and the Company's strategy to focus on its residential development business.

In Mexico, the value of residential backlog at August 31, 1997 was approximately $8.3 million on 26 units compared to $7.6 million on 31 units at August 31, 1996. Operations in Mexico generated 14 net orders in the third quarter of 1997 compared to seven net orders recorded in the same period a year ago. While the Mexico economy currently appears to be recovering from the recent deep recession brought about by the devaluation of the peso, economic conditions, nevertheless remain tenuous and unsettled and the Company continues to closely monitor its level of activity in Mexico and the desirability of expanding its market presence there.

Substantially all of the homes included in the Company's third quarter residential backlog are expected to be delivered; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

The Company continues to focus on its two 1997 strategic initiatives: acceleration of the Company's growth and the implementation of a substantially different operational business model, known as "KB2000," integrating many of the basic operating characteristics of the business model used in the San Antonio operations, including an emphasis on pre-sales and on maintaining lower levels of standing inventory and a de-emphasis of sales incentives. As expected, the Company's focus resulted in both higher backlog levels at the end of the third quarter compared to year ago levels and an increase in the percentage of sold inventory in production (75% at August 31, 1997 compared to 65% at August 31, 1996). The Company made excellent progress with regard to these initiatives during the first three quarters of 1997 and anticipates the KB2000 strategies will favorably impact revenues and earnings in the fourth quarter of 1997 compared to the year earlier.

Based on the greater number of communities which are expected to be open, the Company anticipates California net order comparisons to continue to be favorable against the prior year in the fourth quarter of 1997. In addition, the Company continues to anticipate higher overall delivery volumes for full-year 1997 compared to 1996. However, mortgage rate increases above those effectuated by the Federal Reserve Board in March 1997, continuing rate volatility, an appreciable decline in consumer confidence, poor weather and/or other factors could mitigate the effects of the Company's anticipated community openings.

Assuming stable or improving business conditions, employment, interest rates, weather conditions and consumer confidence in its major markets, the Company continues to believe that the anticipated increase in delivery volumes and continued progress on the two 1997 strategic initiatives will result in improved operating income and earnings per share in 1997 compared to 1996. The Company continues to believe that its accelerated growth strategy combined with the integration of its new operational business model will also provide long-term benefits to its operations beyond 1997.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three months and nine months ended August 31, 1997 and 1996, together with backlog data in terms of units and value by geographical market as of August 31, 1997 and 1996.


                   Three Months Ended August 31,
                  ---------------------------------

                    Deliveries        Net Orders
                  ----------------  ---------------
Market             1997     1996     1997    1996
----------------- -------- -------  ------- -------
California          1,204   1,259    1,506   1,395

Other United        1,513   1,307    1,599   1,144
States

Foreign               299     183      205     111
                  -------  -------  -------  ------

    Total           3,016   2,749    3,310   2,650
                  ======== =======  =======  ======


                   Nine Months Ended August 31,
                  --------------------------------

                    Deliveries       Net Orders     Backlog - Units
                  ---------------  --------------- ------------------
Market             1997    1996     1997    1996    1997      1996
----------------- -------  ------  ------- ------- --------  -------

California         3,213   3,807    4,059   4,264    1,700    1,083

Other United       3,826   3,059    4,808   3,083    2,738    2,023*
 States

Foreign              550     449      594     517      602*     292
                  -------  ------  ------- ------- --------  -------

    Total          7,589   7,315    9,461   7,864    5,040*   3,398*
                  =======  ======  ======= ======= ========  =======




                   Nine Months Ended August 31,
                  --------------------------------
                   Backlog - Value
                    In Thousands
                 --------------------
Market             1997       1996
--------------------------  ---------

California       $377,332   $225,486

Other United      321,007    229,348*
 States

Foreign            79,361*    62,831
                 ---------  ---------

    Total        $777,700*  $517,665*
                 =========  =========

* Backlog amounts for 1997 have been adjusted to reflect the newly acquired developments in France. Therefore, backlog amounts at November 30, 1996 combined with sales and delivery activity for the first nine months of 1997 will not equal ending backlog at August 31,1997. Backlog amounts for 1996 have been adjusted to reflect the acquisition of the San Antonio operations and disposition of Canadian operations. Therefore, backlog amounts at November 30, 1995 combined with sales and delivery activity for the first nine months of 1996 will not equal ending backlog at August 31, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

11   Statement of Computation of Per Share Earnings (Loss).

24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 1996 Annual Report on Form 10-K, is incorporated by reference herein.

27   Financial Data Schedule.

Reports on Form 8-K

On October 9, 1997, the Company filed a Current Report on Form 8-K (Item 5) and on October 14, 1997 the Company filed a Current Report on Form 8-K/A (Item 5), which included its consolidated statements of income for the three months and nine months ended August 31, 1997 and 1996 and consolidated balance sheets as of August 31, 1997 and 1996 and November 30, 1996. The Form 8-K and Form 8-K/A also included supplemental information for the three and nine months ended August 31, 1997 and 1996.

On October 10, 1997, the Company filed a Current Report on Form 8-K (Item 7) which included certain exhibits in connection with the issuance of its 7 3/4% Senior Notes due 2004 pursuant to Registration Statement Nos. 333-14977 and 33-50732.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KAUFMAN AND BROAD HOME CORPORATION
                                    ---------------------------------------
                                    Registrant






Dated     October 15, 1997          /s/ BRUCE KARATZ
     ----------------------         ---------------------------------------
                                    Bruce Karatz
                                    Chairman, President and Chief Executive
                                    Officer






Dated     October 15, 1997          /s/ MICHAEL F. HENN
    ------------------------        ---------------------------------------
                                   Michael F. Henn
                                   Senior Vice President and Chief Financial
                                   Officer

                                                                   Page of
 INDEX OF EXHIBITS                                              Sequentially
                                                               Numbered Pages
                                                              ------------------

 11    Statement of Computation of Per Share Earnings (Loss)         20

 27    Financial Data Schedule                                       21