Form 10-K
period 1997-11-30
KAUFMAN & BROAD HOME CORP
filed 1998-02-27
CIK 795266

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

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

                                                                      NAME OF EACH EXCHANGE
                       TITLE OF EACH CLASS                             ON WHICH REGISTERED
COMMON STOCK (PAR VALUE $1.00 PER SHARE)                             NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES A PARTICIPATING CUMULATIVE PREFERRED       NEW YORK STOCK EXCHANGE
  STOCK
9 3/8% SENIOR SUBORDINATED NOTES DUE 2003                            NEW YORK STOCK EXCHANGE
7 3/4% SENIOR NOTES DUE 2004                                         NEW YORK STOCK EXCHANGE
9 5/8% SENIOR SUBORDINATED NOTES DUE 2006                            NEW YORK STOCK EXCHANGE

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

                                 YES X    NO __

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE COMPANY ON JANUARY 31, 1998 WAS $994,997,716.

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK ON JANUARY 31, 1998 WAS AS FOLLOWS:

     Common Stock (par value $1.00 per share) 38,997,784 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  1997 Annual Report to Stockholders (incorporated into Part II).

Notice of 1998 Annual Meeting of Stockholders and Proxy Statement (incorporated into Part III).
================================================================================

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

MARKETS

     In 1997, the Company achieved an all time record 11,443 unit deliveries, surpassing the previous Company record of 10,249 units established in 1996. The increase in deliveries in 1997 was primarily due to the Company's expansion of its domestic operations outside California. During 1997, the average number of active communities operated by the Company was 165, an increase of approximately 8% over 1996. The average selling price of the Company's homes was $159,700 in 1997, down 2.2% from 1996.

     The Company's principal geographic markets as of November 30, 1997 were:
California; other United States (Arizona, Colorado, Nevada, New Mexico, Texas and Utah); France (principally metropolitan Paris); and Mexico City, Mexico. The Company delivered its first homes in California in 1963, France in 1970, Nevada in 1993, Arizona and Colorado in 1994, New Mexico and Utah in 1995, and Texas and Mexico in 1996. The Company broadened its market position in Texas in 1997, delivering its first homes in Austin during the year.

     To enhance its operating capabilities in regional submarkets, the Company conducted its domestic homebuilding business in 1997 through six divisional and four satellite offices in California, one divisional office in each of Nevada, Arizona, Colorado, New Mexico and Utah, and three divisional offices in Texas. Internationally, the Company operates its construction business through two divisional offices in France and one divisional office in Mexico.

     California. The Company benefited during the 1980s from the relative strength and growth of the California housing market. During the first half of the 1990s, however, weak conditions for new housing and general recessionary trends in California persisted, prompting the Company to diversify its business through aggressive expansion into other western states. Market conditions in many markets within California (particularly in Northern California) improved in 1997, with increases in new housing permits issued in the state of approximately 13% from the prior year. Nevertheless, the Company continues to be selective in its land investments in California while focusing on improving gross margins, reducing overhead expenses and maximizing rates of return. In 1997, the Company's average number of active communities in California declined approximately 11%, and as a result, its deliveries in the state totaled 4,731, decreasing nearly 9% from the previous year. The Company's market share in California fell to 6.2% in 1997 from 7.3% in 1996, primarily due to the Company's strategic shift away from a market share focus. Despite this decrease, however, the Company continues to have the largest market share in California, with its closest competitor having a market share totaling less than half that of the Company.

     In Southern California, the Company concentrates its home building activity in Los Angeles, Kern, San Bernardino, Riverside, Ventura, Orange and San Diego counties. In Northern California, the Company's activities are concentrated in the San Francisco Bay-Oakland-San Jose, Monterey Bay, Sacramento, Central Valley and Fresno regions.

     Most of the communities developed by the Company in California consist of single-family detached homes primarily designed for the entry-level housing market. These homes ranged in size from approximately 900 to 3,000 square feet in 1997 and sold at an average price of $208,500, well below the statewide new home average of $242,800, as a result of the Company's emphasis on the entry-level market. The Company's 1997 average selling price in California increased approximately 8% from the prior year reflecting a shift in mix to relatively higher-priced homes and general improvement in the state's new home market.

     Other United States. In the early 1990s, the greatly improved business conditions in other western states coupled with the prolonged economic downturn in California caused the Company to look for opportunities to expand its domestic operations outside California. Deliveries from the Company's other U.S. operations in 1997 totaled 5,642 units, up 31% from the prior year. This increase was due to a higher number of average active communities, reflecting the Company's growth strategy; the inclusion of twelve months of operating results from the Company's San Antonio division in 1997 (versus nine months in 1996 resulting from the March 1, 1996 acquisition of these operations); and start-up operations in Austin. The Company's domestic operations outside of California accounted for approximately 54% of its domestic home deliveries in 1997, compared to approximately 45% in 1996.

     The communities developed by the Company's other U.S. divisions primarily consist of single-family detached entry-level homes. These homes ranged in size from approximately 900 to 3,700 square feet in 1997 and sold at an average price of $118,700. The average selling price of the Company's other U.S. homes decreased in 1997 from $119,700 in 1996, reflecting the inclusion of a full year of San Antonio operations which had an average selling price of $94,700 in 1997.

     France. The French residential and commercial real estate markets, particularly within the greater metropolitan Paris region, where the Company's operations are concentrated, experienced substantial growth through the second half of the 1980s as a strong economy and approaching European market unification fueled business expansion and individual home purchases. In the first half of the 1990s, however, the French economy experienced a significant recession reflecting low consumer confidence, high unemployment and declines in both consumer and business investments in real estate. The French economy improved modestly in 1996 and continued to improve in 1997. The Company continues to believe that the greater Paris metropolitan area (which is the principal population, economic and government center of France) as well as other French metropolitan areas continue to offer long term growth potential for residential builders.

     Housing deliveries from the Company's French operations increased approximately 38% from the prior year to 1,032 units, primarily as a result of the Company's acquisition of certain active developments of French homebuilder SMCI. These developments, which consist of condominiums in Paris and other cities in France, were acquired in mid-1997.

     The Company's French homebuilding operations focused primarily on single-family detached and attached homes in 1997, ranging in size from approximately 800 to 1,900 square feet. The average selling price of the Company's homes in France declined 25% to $155,500 in 1997 due to the inclusion of lower-priced deliveries generated from SMCI developments. The Company's French commercial operations, which have developed commercial office buildings in Paris for sale to institutional investors, has become a smaller segment of the French operations in recent years. With the completion of certain large projects in the early 1990s, the Company's level of commercial operations has declined as the market absorbs existing commercial properties. The Company's French commercial activities are likely to remain at or below 1997 levels, reflecting persistently poor conditions in the French commercial market and the Company's strategy to focus on its residential development business.

     Canada. In 1996, the Company received proceeds of $9.5 million from the sale of all of the issued and outstanding shares of its Canadian subsidiary. These proceeds were used to reduce the Company's debt. As the Company had been slowly winding down its operations in Canada, the impact of the sale on the Company's financial position and results of operations was not significant.

     Mexico. The Company established its housing operation in Mexico in 1993 upon determining that the then-projected growth in the Mexican economy and housing shortages in that country's major metropolitan areas would represent a unique opportunity for the Company. The decline in the value of the peso in early 1995 and the resulting economic recession created thereby seriously hampered the new home market in Mexico. Despite difficult market conditions, in 1996 the Company delivered its first homes from a community near Mexico City. In 1997, the Company's operations in Mexico achieved profitability with housing deliveries increasing to 38 units, up 52% from the prior year. Mexico's economy has shown signs of recovering from the country's deep recession brought about by the devaluation of the peso. Nevertheless, economic and political conditions remain unsettled and the Company continues to closely monitor its level of activity in Mexico and the desirability of expanding its market presence there.

     Unconsolidated Joint Ventures. The Company participates in the development, construction and sale of residential properties and commercial projects through a number of unconsolidated joint ventures. These include joint ventures in California, New Mexico and France.

     Selected Market Data. The following table sets forth, for each of the Company's principal markets, unit deliveries, average selling price of homes and total construction revenues for the years ended November 30, 1997, 1996 and 1995 (excluding the effect of unconsolidated joint ventures).

                                                                     YEARS ENDED NOVEMBER 30,
                                                                 ---------------------------------
                                                                   1997        1996        1995
                                                                 ---------   ---------   ---------
California:
  Unit deliveries.............................................       4,731       5,171       5,430
  Average selling price.......................................   $ 208,500   $ 192,900   $ 176,800
  Total construction revenues (in millions)(1)................   $   993.9   $ 1,058.0   $   971.1
Other United States:
  Unit deliveries.............................................       5,642       4,294       1,800
  Average selling price.......................................   $ 118,700   $ 119,700   $ 136,300
  Total construction revenues (in millions)(1)................   $   670.6   $   516.9   $   247.0
France:
  Unit deliveries.............................................       1,032         749         574
  Average selling price(2)....................................   $ 155,500   $ 206,600   $ 203,700
  Total construction revenues (in millions)(1)(2).............   $   168.2   $   171.4   $   138.6
Other:
  Unit deliveries.............................................          38          35          53
  Average selling price(2)....................................   $ 284,600   $ 212,500   $  99,400
  Total construction revenues (in millions)(1)(2).............   $    10.9   $     7.9   $    10.2
Total:
  Unit deliveries.............................................      11,443      10,249       7,857
  Average selling price(2)....................................   $ 159,700   $ 163,300   $ 168,900
  Total construction revenues (in millions)(1)(2).............   $ 1,843.6   $ 1,754.2   $ 1,366.9

------------

(1) Total construction revenues include revenues from residential development, commercial activities and land sales.

(2) Average selling prices and total construction revenues for France and Other (Canada and Mexico) have been translated into U.S. dollars using weighted average exchange rates for each period.

STRATEGY

     The Company established two strategic initiatives for 1997 -- acceleration of the Company's growth and the implementation of a new operational business model, "KB2000", which integrates many of the basic operating principles that were historically used in the Company's recently acquired San Antonio operations. The Company plans to continue to deepen its focus on these initiatives in 1998 to enhance its ability to achieve profit performance that is more predictable, consistent and achievable.

     The Company expects accelerated growth to occur in certain of its existing markets as well as through new market entry. The Company has identified certain existing homebuilding divisions as candidates for accelerated growth based upon the applicable divisions' strength, size and ability to generate returns which meet or exceed Company objectives and due to the general economic conditions of their specific markets. In the markets specifically identified for accelerated growth, the Company has set a goal that aggregate 1999 deliveries will approximately double from comparable 1996 delivery levels. In addition, the Company plans to enter new markets (particularly additional metropolitan areas in Texas and other western states) and achieve modest growth in existing markets such that, in aggregate, the Company has established a goal of delivering in excess of 16,000 units Company-wide in 1999. To supplement planned growth in both new and existing markets, the Company intends to actively pursue the acquisition of strategically desirable existing homebuilders. As of February 26, 1998, the Company was actively engaged in consideration and due diligence review of several potential acquisitions. There can be no assurance, however, that any of these potential acquisitions will be consummated.

     The KB2000 business model emphasizes efficiencies generated from a more process-driven, systematic approach to homebuilding and also focuses on gaining a deeper understanding of customer interests and needs. Key elements of KB2000 include: knowing the buyer, buying land consistent with targeted customers, designing homes to meet customer needs through providing a wide array of choices, emphasizing even flow production, establishing large backlogs through pre-sale of homes, focusing on quality, partnering with third-party brokers and offering integrated mortgage loan financing. The Company made significant progress in implementing the KB2000 business model in 1997 by, among other things, focusing on a pre-sale and backlog building strategy, developing and implementing a rigorous and detailed customer survey program and opening new KB2000 communities and new home showrooms.

LOCAL EXPERTISE

     Management believes that its business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes in specific markets and to assess the regulatory environment. Accordingly, the Company's divisional structure is designed to utilize local market expertise. The Company has experienced management teams in each of its regional submarkets. Although the Company has centralized certain functions, such as marketing, materials purchasing and product development, to benefit from economies of scale, local management continues to exercise considerable autonomy in identifying land acquisition opportunities, developing sales strategies, conducting production operations and controlling costs. The Company seeks to operate sizeable businesses in each of its markets in order to maximize its competitive advantages and the benefits of the KB2000 business model.

     In France, the Company has assembled a French management team which is highly experienced in its single-family housing and commercial real estate businesses as well as the financing, development, construction and rehabilitation of high-density residential projects. This expertise includes knowledge of local markets and the regulatory environment.

INNOVATIVE DESIGNS AND MARKETING STRATEGIES

     The Company believes that it has been and continues to be an innovator in the design of entry-level homes for the first-time buyer. The Company's in-house architectural services group, whose plans are protected by copyright, has been successful in creating distinctive design features that are not typically found in comparably priced homes. In 1997, the Company began implementation of KB2000, which seeks to keep construction costs and base prices as low as possible while promoting customer choice. Certain elements of this model include achieving a deep understanding of customer desires and preferences through detailed market surveys and providing a wide spectrum of choice to customers in terms of location, design and options. The Company's KB2000 communities offer entry-level home buyers an abundance of choices and options which allow the customer to customize their home to an extent not typically available with other builders. As part of its implementation of KB2000, the Company opened its first four new home showrooms in 1997 and plans to open six more in the first half of 1998. These showrooms offer customers thousands of option combinations -- from floor plans to fireplaces to garage doors in a retail space convenient to multiple communities.

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

     In all of its residential markets, the sale of homes is carried out by the Company's in-house sales force. The Company markets its homes principally through the use of fully furnished and landscaped model homes which are decorated to emphasize the distinctive design features and the choices available to customers. The Company also markets its homes through various types of media, including newspaper advertisements, highway signs and direct mail. In addition, the Company extends its marketing programs beyond these more traditional approaches through the use of television advertising, off-site telemarketing, large-scale promotions and the internet. In all of its communities, the Company encourages participation of outside real estate brokers in bringing prospective buyers to its communities.

     In 1997, the Company partnered with Fox Broadcasting and The Pepsi-Cola Company in sponsoring a national contest to win a full-size replica of "The Simpsons" cartoon house built in a Company community in Henderson, Nevada. The contest, which some in the media dubbed as "the most successful promotion in homebuilding history," generated more than 1,700 articles or broadcast news stories reaching more than a billion people worldwide. The contest resulted in an increase in traffic to the Company's communities during the period of the promotion, with net orders during the period rising compared to the same period a year earlier.

COMMUNITY DEVELOPMENT

     The community development process generally consists of three phases: land acquisition; land development; and home construction and sale. The normal development cycle for a community has historically ranged from six to 20 months in California and is typically a somewhat shorter duration in the Company's other U.S. markets. In France, the development cycle has historically ranged from 12 to 30 months. Development cycles vary depending on the extent of the government approvals required, the size of the development, necessary site preparation and marketing results.

     When feasible, the Company acquires finished lots within its pricing parameters, enabling it to deliver completed homes shortly after acquisition. The total number of lots in the Company's domestic new home communities vary significantly but typically are comprised of 50 to 250 lots. These domestic developments usually include three different model home designs, and in 1997 generally offered lot sizes ranging from approximately 3,200 to 8,400 square feet. In many of its KB2000 communities, the Company offers several floor plans, although only three or four model homes are typically constructed. In prior years, the Company also acquired undeveloped and/or unentitled properties, often with total lots significantly in excess of 250 lots; however, the acquisition of such long term development properties is not consistent with the Company's current land investment strategy. During 1996, the Company decided to substantially eliminate its prior practice of investing in such long term development projects in order to reduce the risks associated with such projects and to facilitate the Company's four principal 1996 strategies: geographic diversification, increased emphasis on return on investment, planned debt reduction and improved operating margins. In France, typical single-family developments consist of approximately 40 lots, with average lot sizes of 3,800 square feet.

     Land Acquisition and Development. In accordance with the KB2000 business model all home buyers in each market are carefully surveyed. Based upon these surveys, a marketing strategy is developed which targets specific price points and geographic sectors which the Company will pursue. The Company utilizes an in-house staff of land acquisition specialists at each division who carry out extensive site selection research and analysis in order to identify properties in desirable locations consistent with the Company's market strategy. In acquiring land, the Company considers such factors as: current market conditions, with an emphasis on the prices of comparable new and resale homes in the particular market; proximity to metropolitan areas; population, industrial and commercial growth patterns; estimated costs of completed lot development; customer preferences; and environmental matters. Senior corporate management controls the commitment of the Company's resources for land acquisition and utilizes a series of specific financial and budgetary controls, including after tax internal rate of return requirements, in approving acquisition opportunities identified by division land acquisition personnel. In 1995, the Company implemented stricter standards for assessing all proposed land purchases based, in part, upon specific discounted after tax cash flow internal rate of return requirements and the Company began evaluating its operating divisions based upon overall return on investment. Consistent with these standards, the Company seeks to minimize, or defer the timing of, cash expenditures for new land purchases and development by acquiring lots under option, phasing the land purchase and lot development, relying upon non-recourse seller financing or working with third party land developers. In addition, the Company focuses on acquiring finished or partially improved lots, which allow the Company to begin delivery of finished homes within six months of the purchase of such lots and reduces the risks of unforeseen improvement costs and volatile market conditions. These techniques are intended to enhance returns associated with new land investments by minimizing the incremental capital required.

     In the second quarter of 1996, management determined that it was in the Company's best interest to accelerate the disposition of certain real estate assets in order to help effectuate the Company's strategies to improve overall return on investment, restore financial leverage to targeted levels, and position the Company for continued geographic expansion. In addition, in 1996 the Company substantially eliminated its prior practice of investing in long term development projects in order to reduce the operating risk associated with such projects. The accelerated disposition of long term development assets caused certain assets, primarily inventories and investments in unconsolidated joint ventures in California and France, to be identified as being impaired and to be written down. Certain of the Company's California properties were impacted by the charge, while none of its non-California domestic properties were affected. The Company's non-California domestic properties were not affected since they were not held for long term development and were expected to be economically successful such that they were determined not to be impaired.

     The following table shows the number of lots owned by the Company in various stages of development and under option contracts in its principal markets as of November 30, 1997 and 1996. The table does not include acreage which has not yet been approved for subdivision into lots. This excluded acreage consists of 853 acres and 1,118 acres owned in the United States in 1997 and 1996, respectively.

                                                                                      TOTAL LOTS
                          HOMES/LOTS IN        LAND UNDER          LOTS UNDER          OWNED OR
                           PRODUCTION          DEVELOPMENT           OPTION          UNDER OPTION
                         ---------------     ---------------     --------------     ---------------
                          1997     1996       1997     1996       1997    1996       1997     1996
                         ------   ------     ------   ------     ------   -----     ------   ------
    California...........  4,454   6,545      8,948    7,960      7,965   7,689     21,367   22,194
    Other United
      States.............  8,103   5,897      4,266    3,877      6,380   1,554     18,749   11,328
    France...............    767     477        210      217        715     275      1,692      969
    Other................     64      75         65       90         --      --        129      165
                         ------   ------     ------   ------     ------   -----     ------   ------
              Total...... 13,388  12,994     13,489   12,144     15,060   9,518     41,937   34,656
                         ======   ======     ======   ======     ======   =====     ======   ======

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

     In France, despite the improvement in the French real estate market, the Company continues to employ conservative strategies, including a greater emphasis on the entry-level market segment and generally restrictive policies regarding land acquisition.

     Home Construction and Sale. Following the purchase of land and, if necessary, the completion of the entitlement process, the Company typically begins marketing homes and constructing the model homes. The construction of production homes is generally contingent upon customer orders to minimize the costs and risks of standing inventory. The Company began to focus on contracting for sales prior to construction in 1996 as part of its debt reduction program undertaken that year. The Company continued this focus with its KB2000 business model which emphasizes pre-selling, maintaining stringent control of production inventory and reducing unsold inventory in production. The pre-selling of homes also benefits home buyers by allowing them to personalize their homes by selecting from a wider range of customizing options. As a result of the Company's pre-sale and backlog building strategies, unsold inventory units at year end 1997 declined 16% from the prior year. In addition, the percentage of sold inventory in production at year end 1997 rose to 67% from 44% at year end 1996.

     The Company acts as the general contractor for its communities and hires subcontractors for all production activities. The use of subcontractors enables the Company to reduce its investment in direct labor costs, equipment and facilities. Where practical, the Company uses mass production techniques, and prepackaged, standardized components and materials to streamline the on-site production phase. During the early 1990s, the Company developed systems for national and regional purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs. At all stages of production, the Company's own administrative and on-site supervisory personnel coordinate the activities of subcontractors and subject their work to quality and cost controls. As part of its KB2000 strategies, the Company has also emphasized "even flow" production methods to enhance the quality of its new homes, minimize production costs and improve the predictability of revenues and earnings.

     The Company generally prices its homes only after it has entered into contracts for the construction of such homes with subcontractors, an approach which improves its ability to estimate costs accurately. Wherever possible, the Company seeks to acquire land and construct homes at prices below immediate competitors on a per square foot basis.

     The Company provides customers with a limited home warranty program administered by the personnel in each of its divisions. This arrangement is designed to give customers prompt and efficient post-delivery service directly from the Company. The warranty program covers certain repairs which may be necessary following new home construction and covers structural integrity for a period of ten years. In the aggregate, the costs associated with the Company's warranty program are not material to its operations.

CYCLICALITY

     The Company's business, and the housing industry in general, are cyclical. The Company's operations and markets are affected by local and regional factors such as local economies, demographic demand for housing, population growth, property taxes and energy costs, and by national factors such as short and long term interest rates, federal mortgage financing programs, federal income tax provisions and general economic trends. In addition, homebuilders are subject to various risks including availability and cost of land, conditions of supply and demand in local markets, weather conditions, and delays in construction schedules and the entitlement process. Net orders often vary on a seasonal basis, with the lowest sales activity typically occurring in the winter months.

     The Company's 1997 financial results were affected by various factors, including but not limited to, improved demand for new housing in certain markets in California and in France, generally favorable economic conditions in the Company's other U.S. markets, and low domestic and foreign interest rates.

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

     Backlog consists of homes for which the Company has entered into a sales contract but which it has not yet delivered. Ending backlog represents the number of units in backlog from the previous period plus the number of net orders (sales made less cancellations) taken during the current period minus unit deliveries made during the current period. The backlog at any given time will be affected by cancellations which most commonly result from the inability of a prospective purchaser to obtain financing. Historically, the Company's cancellation rates have increased during difficult economic periods. In addition, deliveries of new homes typically increase from the first to the fourth quarter in any year. The Company's backlog at November 30, 1997 stood at 4,214 units, approximately 48% higher than the 2,839 backlog units at year end 1996, primarily reflecting the implementation of the KB2000 business model which focuses on a pre-sale and backlog building strategy. KB2000 initiatives also caused the Company's backlog ratio to increase to 130.8% at year end 1997 from 115.8% at year end 1996 (Backlog ratio is defined as the ratio of beginning backlog to actual deliveries in the succeeding quarter).

     The following table sets forth net orders, unit deliveries and ending backlog relating to sales of homes and homes under contract for each quarter during the three-year period ended November 30, 1997.

                                                   NET              UNIT             ENDING
                                                  ORDERS         DELIVERIES         BACKLOG*
                                                  ------         ----------         --------
        Fiscal 1997:
          First Quarter.........................  2,755             2,108             3,486
          Second Quarter........................  3,396             2,465             4,417
          Third Quarter.........................  3,310             3,016             5,040
          Fourth Quarter........................  3,028             3,854             4,214
        Fiscal 1996:
          First Quarter.........................  1,976             1,683             1,705
          Second Quarter........................  3,238             2,883             3,497
          Third Quarter.........................  2,650             2,749             3,398
          Fourth Quarter........................  2,375             2,934             2,839
        Fiscal 1995:
          First Quarter.........................  1,636             1,367             1,285
          Second Quarter........................  2,241             1,875             1,651
          Third Quarter.........................  2,311             2,111             1,851
          Fourth Quarter........................  2,065             2,504             1,412

* Backlog amounts for 1997 have been adjusted to reflect the recently acquired SMCI developments in France. Therefore, backlog amounts at November 30, 1996 combined with net order and delivery activity for 1997 will not equal ending backlog at November 30, 1997. Backlog amounts for 1996 have been adjusted to reflect the San Antonio acquisition and the disposition of the Canadian operations. Therefore, backlog amounts at November 30, 1995 combined with net order and delivery activity for 1996 will not equal ending backlog at November 30, 1996.

LAND AND RAW MATERIALS

     Management believes that the Company's current supply of land is sufficient for its reasonably anticipated needs over the next couple of years, and that it will be able to acquire land on acceptable terms for future housing developments. The principal raw materials used in the construction of homes are concrete and forest products. In addition, the Company uses a variety of other construction materials, including sheetrock, plumbing and electrical items. The Company attempts to maintain efficient operations by utilizing standardized materials which are commercially available on competitive terms from a variety of sources. In addition, the Company's centralized purchasing of certain building materials, appliances and fixtures, enable it to benefit from large quantity purchase discounts for its domestic operations. The Company makes bulk purchases of such products at favorable prices from suppliers and instructs subcontractors to submit bids based on such prices.

     The principal materials used in the construction of French commercial buildings are steel, concrete and glass.

LAND SALES

     In the normal course of its business, the Company sells land which either can be sold at an advantageous price due to market conditions or does not meet its marketing needs. This property may consist of land zoned for commercial use which is part of a larger parcel being developed for single-family homes or in areas where the Company may consider its inventory to be excessive. Generally, land sale revenues fluctuate based on the Company's decisions to maintain or decrease its land ownership position in certain markets, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company's housing divisions, or prevailing market conditions. Land sale revenues totaled $13.6 million in 1997, $68.2 million in 1996 and $18.2 million in 1995. The 1996 results were abnormally high due to an aggressive asset sale program undertaken by the Company as part of its debt reduction strategy that year. Land sold in 1996 was primarily property previously held for long term development which the Company disposed of in order to redeploy the invested capital at potentially higher returns.

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

     KBMC's business consists of providing the Company's domestic customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KBMC has its headquarters in Los Angeles and operates branch offices in Anaheim, Fremont, Los Angeles, Modesto, Newport Beach, Palmdale, Salinas, San Diego and San Ramon, California; Las Vegas, Nevada; Phoenix, Arizona; Denver, Colorado; Albuquerque, New Mexico; Salt Lake City, Utah; and Austin, Dallas and San Antonio, Texas.

     KBMC's principal sources of revenues are: (i) interest income earned on mortgage loans during the period they are held by KBMC prior to their sale to investors; (ii) net gains from the sale of loans; (iii) loan servicing fees; and
(iv) revenues from the sale of the rights to service loans.

     KBMC is approved by the Government National Mortgage Association ("GNMA") as a seller-servicer of Federal Housing Administration ("FHA") and Veterans Administration ("VA") loans. A portion of the conventional loans originated by KBMC (i.e., loans other than those insured by FHA or guaranteed by VA) qualify for inclusion in loan guarantee programs sponsored by Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC"). KBMC arranges for fixed and adjustable rate, conventional, privately insured mortgages, FHA-insured or VA-guaranteed mortgages, and mortgages funded by revenue bond programs of states and municipalities. In 1997, approximately 46% of the mortgages originated for the Company's customers were conventional (most of which conformed to Fannie Mae and FHLMC guidelines), 35% were FHA-insured or VA-guaranteed (a portion of which are adjustable rate loans), 11% were funded by mortgage revenue bond programs and 8% were adjustable rate mortgages ("ARMs") provided through commitments from institutional investors. The percentages set forth above change from year to year reflecting then-current fixed interest rates, introductory rates for ARMs, housing prices and other economic conditions. In 1997, KBMC originated loans for 70% of the Company's domestic home deliveries. Generally, KBMC receives an origination fee of approximately 1% of the principal amount of the loan.

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

     KBMC receives fees for servicing mortgage loans, generally ranging from .25% per annum to .50% per annum on the declining principal balances of the loans. KBMC typically sells servicing rights on a regular basis for substantially all of the loans it originates.

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

     At January 31, 1998, the Company had approximately 2,040 full-time employees in its operations, including approximately 180 in KBMC's operations. The Company considers its employee relationships to be good. No employees are represented by a collective bargaining agreement.

COMPETITION AND OTHER FACTORS

     The Company expects the use of the KB2000 business model, particularly the aspects which involve gaining a deeper understanding of customer interests and needs, to provide it with a long term competitive advantage. The housing industry is highly competitive, and the Company competes with numerous housing producers ranging from regional and national firms to small local builders primarily on the basis of price, location, financing, design, reputation, quality and amenities. In addition, the Company competes with other housing alternatives including existing homes and rental housing. In certain markets and at times when housing demand is high, the Company also competes with other builders to hire subcontractors.

     Increases in interest rates typically have a negative impact on the Company's operations in that such increases adversely affect the availability of home financing to, or qualification for such financing by, the Company's customers. Conversely, significant reductions in interest rates typically have a positive effect on the Company's operations. Indeed, the relatively low interest rates which have been in effect throughout the mid-1990s have been instrumental to the Company's improved domestic results.

     The Company does not generally finance the development of its domestic communities with proceeds of loans specifically obtained for, or secured by, particular communities, i.e., project financing. Instead, financing of the Company's domestic operations has been primarily generated from results of operations, public debt and equity financing and borrowings under its $500 million unsecured revolving credit facility with various banks. Financing of the Company's French operations has been primarily generated from results of operations and borrowings from its unsecured committed credit lines from a series of foreign banks. As a result of these diverse external sources of financing, the Company was not adversely affected by the tight credit conditions that much of the homebuilding industry experienced during the recession of the early to mid-1990s, both domestically and in France.

     KBMC competes with other mortgage lenders, including mortgage bankers, savings and loan associations and other financial institutions, in the origination, sale and servicing of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. KBMC's operations are financed primarily through a $250 million revolving warehouse agreement.

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

     The Company is also subject to regulations and restrictions by the governments of France and Mexico concerning investments in business operations in those countries by U.S. companies, none of which has to date had a material adverse effect on the Company's consolidated operations. The Company's foreign operations are also subject to exchange rate fluctuations, which affect the Company's financial statements and the reporting of profits and payment of dividends from foreign subsidiaries, and to the terms of the Foreign Corrupt Practices Act with which it is the strict policy of the Company to comply. In addition, the Company periodically receives dividends from its French operations without burdensome restrictions, although tax considerations have limited the amount of such dividends.

     KBMC is subject to numerous federal, state and local laws, ordinances, rules and regulations concerning loans to purchasers of homes as well as Company eligibility for participation in programs of the VA, FHA, GNMA, Fannie Mae and FHLMC.

     The Company entered into a consent order with the Federal Trade Commission ("FTC") in 1979, to which the Company is still subject and pursuant to which the Company has agreed to provide explicit warranties on the quality and workmanship of its new homes, follow certain guidelines in advertising and provide certain disclosures to any prospective purchaser who visits Company sales offices or model homes.

     It is Company policy to use third party environmental consultants to investigate land considered for acquisition for environmental risks and requiring disclosure from land sellers of known environmental risks. Despite these activities, there can be no assurance that the Company will avoid material liabilities relating to the removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned by the Company. Costs associated with the use of environmental consultants are not material to the Company's results of operations. No estimate of such potential liabilities can be made although the Company may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, the Company takes steps prior to acquisition to assure itself as to the precise scope of work required and costs associated with removal, site restoration and/or monitoring, using detailed investigations by environmental consultants. To the extent such contamination or other environmental issues have occurred in the past, the Company believes it may be able to recover restoration costs from third parties, including, but not limited to, the generators of hazardous waste, land sellers or others in the prior chain of title and/or insurers. Utilizing such policies, the Company anticipates that it is not likely that environmental clean-up costs will have a material effect on future results of operations or the Company's financial position. The Company has not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by the Company are identified by the Environmental Protection Agency as being a "Superfund" clean-up site requiring clean-up costs, which could have a material effect on the Company's future financial position or results of operations.

ITEM 2. PROPERTIES

     The Company's executive offices are in leased premises at 10990 Wilshire Boulevard, Los Angeles, California. The Company's housing operations are principally conducted from leased premises located in Anaheim, Fremont, Fresno, Los Angeles, Modesto, Newport Beach, Palmdale, Pleasanton, Sacramento, Salinas, San Diego and San Ramon, California; Las Vegas, Nevada; Phoenix, Arizona; Denver, Colorado; Albuquerque, New Mexico; Salt Lake City, Utah; Dallas, Texas; Paris, France; and Mexico City, Mexico.

     The Company's mortgage banking subsidiaries lease executive offices in Los Angeles, California and branch offices in Anaheim, Fremont, Los Angeles, Modesto, Newport Beach, Palmdale, Salinas, San Diego and San Ramon, California; Las Vegas, Nevada; Phoenix, Arizona; Denver, Colorado; Albuquerque, New Mexico; Salt Lake City, Utah; and Dallas, Texas.

     The Company's operations in San Antonio and Austin, Texas (including mortgage banking operations) are principally conducted from premises which the Company owns.

     The Company believes that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its businesses.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in litigation incidental to its business. These cases are in various procedural stages and, based on reports of counsel, it is management's opinion that provisions or reserves made for potential losses are adequate and any liabilities or costs arising out of currently pending litigation will not have a materially adverse effect upon the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1997 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information regarding the executive officers of the Company as of January 31, 1998:

                                                                 YEAR
                                                               ASSUMED           OTHER POSITIONS AND OTHER
                                   PRESENT POSITION AT         PRESENT          BUSINESS EXPERIENCE WITHIN
         NAME          AGE           JANUARY 31, 1998          POSITION           THE LAST FIVE YEARS(1)              FROM - TO
---------------------- ---    ------------------------------   --------    -------------------------------------   ---------------
Bruce Karatz           52     Chairman, President and            1993      President and Chief Executive Officer   1986-1993
                              Chief Executive Officer
Guy Nafilyan           53     Executive Vice President           1992      President and Chief Executive Officer   1983 - Present
                              and President of European                    of Kaufman and Broad France
                              Operations
Glen Barnard           53     Senior Vice President and          1996      President of Kaufman and Broad of       1995 - Present
                               Regional General Manager;                    Colorado,
                               President of Kaufman and                      Inc.                                  1991-1995
                               Broad of Colorado, Inc.;                     Chairman, American Lives, Inc.
                               President of Kaufman and          1997
                               Broad of Utah, Inc.
Michael F. Henn        49     Senior Vice President and          1994      Executive Vice President, Chief         1986-1994
                              Chief Financial Officer                       Financial
                                                                           and Administrative Officer, The Vons
                                                                           Companies, Inc.
Lisa G. Kalmbach       40     Senior Vice President and          1996      President of Kaufman and                1992-1997
                               Regional General Manager;                    Broad - South Bay,
                               President of Kaufman and          1997        Inc.
                               Broad of Northern California,
                               Inc.
Barton P. Pachino      38     Senior Vice President              1993      Vice President and Corporate Counsel    1991-1993
                              and General Counsel
Albert Z. Praw         49     Senior Vice President and          1996      Senior Vice President, Real Estate      1994-1996
                               Regional General Manager;                   Partner in law firm of Sidley &         1992-1994
                               President of Kaufman and          1997      Austin
                               Broad of Southern California,
                               Inc.
Gary A. Ray            39     Senior Vice President,             1996      Vice President, Training and            1994-1996
                              Human Resources                               Development
                                                                           PepsiCo Restaurants International
                                                                           Regional Vice President of Human        1992-1994
                                                                            Resoures -
                                                                           South Pacific Region, PepsiCo
                                                                            Restaurants
                                                                             International
William R. Hollinger   39     Vice President                     1992
                              and Controller
Dennis Welsch          40     Vice President                     1995      Vice President and Controller           1995
                              and Treasurer                                of Kaufman and Broad - South Bay,
                                                                            Inc.
                                                                           Controller of Kaufman and Broad -       1993-1994
                                                                           South Bay, Inc.
                                                                           Vice President, Treasurer A-M Homes     1986-1993

---------------

(1) All positions described were with the Company, unless otherwise indicated.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of January 31, 1998, there were 1,854 holders of record of the Company's common stock.

     Information as to the Company's quarterly stock prices is included on page 82 of the Company's 1997 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto.

     Information as to the principal markets on which the Company's common stock is being traded and quarterly cash dividends is included on page 82 of the Company's 1997 Annual Report to Stockholders, which is included as part of
Exhibit 13 hereto.

ITEM 6.  SELECTED FINANCIAL DATA

     The Five Year Summary of Kaufman and Broad Home Corporation and its consolidated subsidiaries for the five-year period ended November 30, 1997 is included on page 44 of the Company's 1997 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto. It should be read in conjunction with the consolidated financial statements included in the Company's 1997 Annual Report to Stockholders which are also included as part of Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations of Kaufman and Broad Home Corporation is included on pages 45 through 57 of the Company's 1997 Annual Report to Stockholders, which are included as part of Exhibit 13 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Kaufman and Broad Home Corporation are included on pages 58 through 78 of the Company's 1997 Annual Report to Stockholders, which are included as part of Exhibit 13 hereto. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The Notice of 1998 Annual Meeting of Stockholders and Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K, provides the information required under Part III (Items 10, 11, 12 and 13) except for the information regarding the executive officers of the Company, which is included in Part I on page 12 herein.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS

        Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

    EXHIBITS

        EXHIBIT
          NO.                                       DESCRIPTION
        -------       ------------------------------------------------------------------------
         3.1          Amended Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-6471 on Form S-1, is
                      incorporated by reference herein.
         3.2          Amendment to Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-30140 on Form S-1, is
                      incorporated by reference herein.
         3.3          Certificate of Designation of Series A Participating Cumulative
                      Preferred Stock, filed as an exhibit to the Company's Registration
                      Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
         3.4          Certificate of Designation of Series B Mandatory Conversion Premium
                      Dividend Preferred Stock, filed as an exhibit to the Company's
                      Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
         3.5          Amended Certificate of Designation of Series B Mandatory Conversion
                      Premium Dividend Preferred Stock, filed as an exhibit to the Company's
                      Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
         3.6          By-Laws, filed as an exhibit to the Company's Registration Statement No.
                      33-30140 on Form S-1, is incorporated by reference herein.
         4.1          Amended Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-6471 on Form S-1, is
                      incorporated by reference herein.
         4.2          Amendment to Certificate of Incorporation, filed as an exhibit to the
                      Company's Registration Statement No. 33-30140 on Form S-1, is
                      incorporated by reference herein.
         4.3          By-Laws, filed as an exhibit to the Company's Registration Statement No.
                      33-30140 on Form S-1, is incorporated by reference herein.
         4.4          Rights Agreement between the Company and Bank of America National Trust and Savings Association, successor-by-merger to Security Pacific
                      National Bank, as Rights Agent, dated February 21, 1989, filed as an exhibit to the Company's 1989 Annual Report on Form 10-K, is incorporated by reference herein.
         4.5          Indenture relating to 9 3/8% Senior Subordinated Notes due 2003 between the Company and First National Bank of Boston, dated May 1, 1993, filed as an exhibit to the Company's Registration Statement No. 33-59516 on
                      Form S-3, is incorporated by reference herein.
         4.6          Specimen of 9 3/8% Senior Subordinated Notes due 2003, filed as an exhibit to the Company's Registration Statement No. 33-59516 on Form
                      S-3, is incorporated by reference herein.
         4.7          Indenture relating to 9 5/8% Senior Subordinated Notes due 2006 between the Company and SunTrust Bank, Atlanta, dated November 19, 1996, filed as an exhibit to the Company's Current Report on Form 8-K dated November
                      19, 1996, is incorporated by reference herein.
         4.8          Specimen of 9 5/8% Senior Subordinated Notes due 2006, filed as an exhibit to the Company's Current Report on Form 8-K dated November 19,
                      1996, is incorporated by reference herein.

        EXHIBIT
          NO.                                       DESCRIPTION
        -------       ------------------------------------------------------------------------
        4.9           Indenture relating to 7 3/4% Senior Notes due 2004 between the Company and SunTrust Bank, Atlanta, dated October 14, 1997, filed as an exhibit to the Company's Current Report on Form 8-K dated October 14, 1997, is incorporated by reference herein.
        4.10          Specimen of 7 3/4% Senior Notes due 2004, filed as an exhibit to the
                      Company's Current Report on Form 8-K dated October 14, 1997, is incorporated by reference herein.
        10.1          1986 Stock Option Plan, filed as an exhibit to the Company's
                      Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
        10.2          1988 Employee Stock Plan, filed as an exhibit to the definitive Joint
                      Proxy Statement for the Company's 1989 Special Meeting of Shareholders,
                      is incorporated by reference herein.
        10.3          Consent Order, Federal Trade Commission Docket No. C-2954, dated
                      February 12, 1979, filed as an exhibit to the Company's Registration
                      Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
        10.4          SunAmerica Inc. Executive Deferred Compensation Plan, approved September
                      25, 1985, filed as an exhibit to SunAmerica Inc.'s 1985 Annual Report on
                      Form 10-K, is incorporated by reference herein.
        10.5          Directors' Deferred Compensation Plan established effective July 27,
                      1989, filed as an exhibit to the Company's 1989 Annual Report on Form
                      10-K, is incorporated by reference herein.
        10.6          Settlement with Federal Trade Commission of June 27, 1991, filed as an exhibit to the Company's Current Report on Form 8-K, dated June 28,
                      1991, is incorporated by reference herein.
        10.7          Amendments to the Kaufman and Broad Home Corporation 1988 Employee Stock
                      Plan dated January 27, 1994, filed as an exhibit to the Company's 1994
                      Annual Report on Form 10-K, are incorporated by reference herein.
        10.8          Kaufman and Broad Home Corporation Performance-Based Incentive Plan for
                      Senior Management, filed as an exhibit to the Company's 1995 Annual
                      Report on Form 10-K, is incorporated by reference herein.
        10.9          Form of Stock Option Agreement under Kaufman and Broad Home Corporation
                      Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is incorporated by reference herein.
        10.10         Employment Contract of Bruce Karatz, dated December 1, 1995, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is incorporated by reference herein.
        10.11         Kaufman and Broad Home Corporation Directors' Legacy Program, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is incorporated by reference herein.
        10.12         Kaufman and Broad Home Corporation Non-Employee Directors Stock Unit
                      Plan, filed as an exhibit to the Company's 1996 Annual Report on Form
                      10-K, is incorporated by reference herein.
        10.13         Kaufman and Broad Home Corporation Unit Performance Program, filed as an exhibit to the Company's 1996 Annual Report on Form 10-K, is incorporated by reference herein.
        10.14         $500,000,000 1997 Revolving Loan Agreement dated April 21, 1997 by and among the Company, Bank of America National Trust and Savings
                      Association, as administrative agent, co-syndication agent and managing agent, NationsBank of Texas, N.A., as syndication agent and managing agent, Credit Lyonnais Los Angeles Branch, as documentation agent and managing agent, Guaranty Federal Bank F.S.B., Societe Generale and Union
                      Bank of California, N.A., as co-agents, and the other banks listed therein.
        10.15         Kaufman and Broad France Incentive Plan.
        11            Statement of Computation of Per Share Earnings (Loss).

        EXHIBIT
          NO.                                       DESCRIPTION
        -------       ------------------------------------------------------------------------
        13            Pages 44 through 78 and page 82 of the Company's 1997 Annual Report to
                      Stockholders.
        22            Subsidiaries of the Company.
        24            Consent of Independent Auditors.
        27            Financial Data Schedule.

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

          On October 14, 1997, the Company filed a Current Report on Form 8-K (Item 7) which included certain exhibits in connection with the issuance of its 7 3/4% Senior Notes due 2004 pursuant to Registration Statement Nos. 333-14977 and 33-50732.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KAUFMAN AND BROAD HOME CORPORATION

                                          By:           MICHAEL F. HENN
                                            ------------------------------------
                                                      Michael F. Henn
                                                   Senior Vice President
                                                and Chief Financial Officer
Dated: February 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

                  SIGNATURE                                TITLE                      DATE
---------------------------------------------  ------------------------------  ------------------

                BRUCE KARATZ                   Chairman, President              February 26, 1998
---------------------------------------------  and Chief Executive
                Bruce Karatz                   Officer
               MICHAEL F. HENN                 Senior Vice President            February 26, 1998
---------------------------------------------  and Chief Financial Officer
               Michael F. Henn

                                               Director                         February   , 1998
---------------------------------------------
               Steve Bartlett

              RONALD W. BURKLE                 Director                         February 26, 1998
---------------------------------------------
              Ronald W. Burkle

                 JANE EVANS                    Director                         February 26, 1998
---------------------------------------------
                 Jane Evans

              DR. RAY R. IRANI                 Director                         February 26, 1998
---------------------------------------------
              Dr. Ray R. Irani

              JAMES A. JOHNSON                 Director                         February 26, 1998
---------------------------------------------
              James A. Johnson

                                               Director; Executive Vice         February   , 1998
---------------------------------------------  President, European
                Guy Nafilyan                   Operations

               LUIS G. NOGALES                 Director                         February 26, 1998
---------------------------------------------
               Luis G. Nogales

             CHARLES R. RINEHART               Director                         February 26, 1998
---------------------------------------------
             Charles R. Rinehart

             SANFORD C. SIGOLOFF               Director                         February 26, 1998
---------------------------------------------
             Sanford C. Sigoloff

        KAUFMAN AND BROAD HOME CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP, dated January 2, 1998, all appearing on pages 58 through 78 of the 1997 Annual Report to Stockholders, are incorporated in this Annual Report on Form 10-K between page F-1 and the List of Exhibits Filed. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

     Separate combined financial statements of the Company's unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

                            ------------------------

                                                                                PAGE NO. IN
                                                                               ANNUAL REPORT
                                                                              TO STOCKHOLDERS
                                                                             -----------------
KAUFMAN AND BROAD HOME CORPORATION
  Report of Independent Auditors............................................        78
  Consolidated Statements of Income for the years ended
     November 30, 1997, 1996 and 1995.......................................        58
  Consolidated Balance Sheets as of November 30, 1997 and 1996..............        59
  Consolidated Statements of Stockholders' Equity for the years ended
     November 30, 1997, 1996 and 1995.......................................        60
  Consolidated Statements of Cash Flows for the years ended November 30,
     1997, 1996 and 1995....................................................        61
  Notes to Consolidated Financial Statements................................   62 through 77

     The following pages represent pages 44 through 78 and page 82 of the 1997 Annual Report to Stockholders of Kaufman and Broad Home Corporation, and include the Five Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Report of Independent Auditors, Stockholder Information and Quarterly Stock Prices. These pages were filed with the Securities and Exchange Commission as Exhibit 13 hereto.

SELECTED FINANCIAL INFORMATION

                                                                Years Ended November 30,
                                           ---------------------------------------------------------------
In thousands, except per share amounts        1997         1996          1995         1994         1993
                                           ---------------------------------------------------------------
CONSTRUCTION:
   Revenues                                $1,843,614   $1,754,147    $1,366,866   $1,307,570   $1,199,776
   Operating income before non-cash charge
      for impairment of long-lived assets     101,751       98,679        65,531       88,323       86,609
   Operating income (loss)*                   101,751      (72,078)       65,531       88,323       86,609
   Total assets                             1,133,861    1,000,159     1,269,208    1,167,136      983,442
   Mortgages and notes payable                496,869      442,629       639,575      565,020      313,357
                                           ---------------------------------------------------------------

MORTGAGE BANKING:
   Revenues                                   $32,657      $31,758       $29,660      $28,701      $38,078
   Operating income                            14,508       12,740         9,348        6,003        7,534
   Total assets                               285,130      243,335       304,971      287,324      355,936
   Notes payable                              200,828      134,956       151,000      125,000      138,500
   Collateralized mortgage obligations         60,058       68,381        84,764       96,731      144,143
                                           ---------------------------------------------------------------

CONSOLIDATED:
   Revenues                                $1,876,271   $1,785,905    $1,396,526   $1,336,271   $1,237,854
   Operating income before non-cash charge
      for impairment of long-lived assets     116,259      111,419        74,879       94,326       94,143
   Operating income (loss)*                   116,259      (59,338)       74,879       94,326       94,143
   Net income (loss)*                          58,230      (61,244)       29,059       46,550       39,921
   Total assets                             1,418,991    1,243,494     1,574,179    1,454,460    1,339,378
   Mortgages and notes payable                697,697      577,585       790,575      690,020      451,857
   Collateralized mortgage obligations         60,058       68,381        84,764       96,731      144,143
   Stockholders' equity*                      383,056      340,350       415,478      404,747      444,340
                                           ---------------------------------------------------------------
EARNINGS (LOSS) PER SHARE*                      $1.45       $(1.54)         $.73        $1.16         $.96
CASH DIVIDENDS PER COMMON SHARE                   .30          .30           .30          .30          .30
                                           ---------------------------------------------------------------

*Reflects a $170.8 million pretax non-cash charge for impairment of long-lived assets recorded in the second quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Results of Operations
Overview Revenues are primarily generated from the Company's (i) housing operations in the western United States and France and (ii) its domestic mortgage banking operations.

During 1997, the Company focused on two primary strategic initiatives -- acceleration of the Company's growth and the implementation of a new operational business model, "KB2000", which integrates many of the basic operating principles that were historically used in the Company's recently acquired San Antonio operations. These include: achieving a deep understanding of customer desires and preferences through detailed market surveys; emphasizing pre-sales as opposed to building speculative inventory; maintaining lower levels of inventory in-process and standing inventory; establishing even flow production; providing a wide spectrum of choice to customers in terms of location, design and options; offering low base prices; and reducing the use of sales incentives. The excellent progress made by the Company on these initiatives in 1997 was a key factor in the improvement in Company-wide revenues and earnings compared to 1996.

Total Company revenues increased to $1.88 billion in 1997, up 5.1% from $1.79 billion in 1996, which had increased 28.0% from revenues of $1.40 billion in 1995. The 1997 increase primarily resulted from higher housing revenues, partially offset by lower land sale revenues. In addition, 1997 results included a full year's contribution from the Company's San Antonio homebuilding operations (formerly Rayco, Ltd.); in contrast, 1996 results included only a nine-month contribution as the Company's acquisition of these operations occurred on March 1, 1996. The increase in revenues in 1996 compared to 1995 results was largely due to the acquisition of the San Antonio operations, as well as the continued maturation of the Company's other U.S. businesses and higher land sale revenues. Included in total Company revenues were mortgage banking revenues of $32.7 million in 1997, $31.8 million in 1996 and $29.7 million in 1995.

Net income increased approximately $10.2 million or 21.3% to $58.2 million or $1.45 per share in 1997, up from $48.0 million or $1.20 per share in 1996, excluding the after-tax non-cash charge of $109.3 million for impairment of long-lived assets recorded in 1996. Including the non-cash charge, the Company recorded a net loss of $61.2 million or $1.54 per share in 1996. Excluding the charge, 1996 net income of $48.0 million was 65.2% higher than the $29.1 million or $.73 per share recorded in 1995. Net income increased in 1997 due to higher unit deliveries, lower net interest expense and higher earnings from the mortgage banking operations. In addition, earnings for 1997 included a full year of operating results from the San Antonio operations while 1996 included only three quarters of results. In 1996, net income, excluding the non-cash charge, rose due to improved unit deliveries (including three quarters of San Antonio operations), continued progress in implementing the Company's key 1996 initiatives to improve gross margins and contain costs, and an increase in pretax income from mortgage banking operations. Mortgage banking pretax income rose in 1996 primarily due to increased loan volume and higher income from sales of mortgages and servicing rights stemming from an improved mix of fixed-rate and variable loans.

Construction
REVENUES Construction revenues increased in 1997 to $1.84 billion from $1.75 billion in 1996, which had increased from $1.37 billion in 1995. The improvement in 1997 was primarily the result of increased housing revenues, which included a full year's operating results from the Company's San Antonio division, partially offset by a decline in revenues from land sales. In 1996, the increase in revenues primarily reflected the inclusion of $189.2 million in revenues from nine months of San Antonio operations, continued growth within the Company's other U.S. operations and increased land sale revenues.

Housing revenues totaled $1.83 billion in 1997, $1.67 billion in 1996 and $1.33 billion in 1995. The increase in 1997 reflected an 11.7% increase in unit volume, partially offset by a 2.2% decline in average selling price. Housing revenues in 1997 included four quarters of results from the Company's San Antonio operations versus three quarters in 1996. These operations recorded revenues of $57.6 million on 611 deliveries in the first quarter of 1997. In 1996, excluding revenues from the San Antonio operations, housing revenues totaled $1.48 billion, up 11.8% from 1995 as a result of a 4.6% increase in unit volume and a 6.9% higher average selling price. California housing operations generated 54.0% of Company-wide housing rev-enues in 1997, down from 59.6% in 1996 and 72.3% in 1995, reflecting the March 31, 1996 acquisition of the Company's San Antonio operations and continued diversification beyond California. Housing revenues from California operations were $986.6 million in 1997, down 1.1% from $997.3 million in 1996. The Company's other U.S. housing revenues totaled $669.4 million in 1997, up 30.3% from $513.9 million in 1996. The 1996 results, which included three quarters of revenues from San Antonio operations, had more than doubled from $245.4 million in 1995; excluding the San Antonio results, other U.S. housing revenues in 1996 totaled $324.7 million, up 32.3% from 1995. The Company's operations in France and Mexico generated housing revenues of $160.5 million and $10.8 million, respectively, in 1997 and $154.7 million and $6.4 million, respectively, in 1996, reflecting an increase in international housing deliveries. Housing revenues from French operations totaled $116.9 million in 1995.

Residential Quarterly Unit and Backlog Data

                                       Other
                                       United
                    California         States           France             Other          Total
                    ----------------------------------------------------------------------------
UNIT DELIVERIES
------------------------------------------------------------------------------------------------
1997
   First                 914            1,102               83                9            2,108
   Second              1,095            1,211              151                8            2,465
   Third               1,204            1,513              295                4            3,016
   Fourth              1,518            1,816              503               17            3,854
                    ----------------------------------------------------------------------------
      Total            4,731            5,642            1,032               38           11,443
                    ----------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
1996
   First               1,095              487               96                5            1,683
   Second              1,453            1,265              160                5            2,883
   Third               1,259            1,307              180                3            2,749
   Fourth              1,364            1,235              313               22            2,934
                    ----------------------------------------------------------------------------
      Total            5,171            4,294              749               35           10,249
                    ----------------------------------------------------------------------------
NET ORDERS
------------------------------------------------------------------------------------------------
1997
   First               1,077            1,528              140               10            2,755
   Second              1,476            1,681              230                9            3,396
   Third               1,506            1,599              191               14            3,310
   Fourth              1,134            1,368              513               13            3,028
                    ----------------------------------------------------------------------------
      Total            5,193            6,176            1,074               46           12,489
                    ----------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
1996
   First               1,292              540              123               21            1,976
   Second              1,577            1,399              241               21            3,238
   Third               1,395            1,144              104                7            2,650
   Fourth              1,135              968              267                5            2,375
                    ----------------------------------------------------------------------------
      Total            5,399            4,051              735               54           10,239
                    ----------------------------------------------------------------------------

                                                       Other
                                                       United
                                       California      States         France         Other        Total
                                       ----------------------------------------------------------------
Ending Backlog-Units
-------------------------------------------------------------------------------------------------------
1997
   First                                  1,017         2,182           272            15         3,486
   Second                                 1,398         2,652           351            16         4,417
   Third                                  1,700         2,738           576            26         5,040
   Fourth                                 1,316         2,290           586            22         4,214
                                       ----------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
1996
   First                                    823           599           256            27         1,705
   Second                                   947         2,186           337            27         3,497
   Third                                  1,083         2,023           261            31         3,398
   Fourth                                   854         1,756           215            14         2,839
                                       ----------------------------------------------------------------
Ending Backlog-Value In thousands
-------------------------------------------------------------------------------------------------------
1997
   First                               $219,908      $248,835      $ 56,783      $  4,290      $529,816
   Second                               288,719       307,977        66,582         4,224       667,502
   Third                                377,332       321,007        71,041         8,320       777,700
   Fourth                               303,050       274,591        82,750         6,270       666,661
                                       ----------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
1996
   First                               $153,074      $ 86,880      $ 51,820      $  4,948      $296,722
   Second                               182,718       236,970        72,215         5,265       497,168
   Third                                225,486       229,348        55,236         7,595       517,665
   Fourth                               180,513       196,195        47,603         3,584       427,895
                                       ----------------------------------------------------------------


Housing deliveries rose 11.7% to 11,443 units in 1997, exceeding the previous Company-wide record of 10,249 units in 1996. This improvement reflected increases in U.S. and French operations of 9.6% and 37.8%, respectively. Growth in domestic deliveries was driven by a 31.4% increase in other U.S. deliveries to 5,642 units in 1997 from 4,294 units in 1996, partially offset by a decline in California deliveries. Unit deliveries in other U.S. operations increased in 1997 for several reasons: a higher number of average active communities, reflecting the Company's growth strategy; the inclusion of twelve months of operating results from the San Antonio division; and start-up operations in Austin. In California, deliveries decreased 8.5% in 1997, to 4,731 units from 5,171 units in 1996, reflecting a decline in the average number of active communities in the state. In France, deliveries in 1997 increased primarily as a result of the acquisition of certain active developments of French homebuilder SMCI. These developments, which consist of condominiums in Paris and other cities in France, were acquired in mid-1997 for $2.2 million in cash and the assumption of approximately $8.1 million of debt.

Housing deliveries increased to 10,249 units in 1996 from 7,857 units in 1995. Excluding 2,027 San Antonio deliveries, Company-wide deliveries in 1996 increased 4.6% from the prior year, reflecting increases in U.S. and French operations of 2.9% and 30.5%, respectively. The modest increase in domestic deliveries was driven by a 25.9% rise in other U.S. deliveries, reflecting the Company's accelerated expansion into domestic markets beyond California. Other U.S. deliveries in 1996 increased to 2,267 units from 1,800 units in 1995, while California deliveries decreased 4.8% to 5,171 units in 1996 from 5,430 units in 1995.

The Company-wide average new home price decreased 2.2% in 1997, to $159,700 from $163,300 in 1996. The 1996 average had decreased 3.3% from $168,900 in 1995. The decrease in 1997 was primarily due to a lower average selling price in France resulting from SMCI deliveries, as well as a greater proportion of lower-priced homes sold in the Company's other U.S. business. The decrease in 1996 reflected a lower average selling price in the United States, resulting primarily from the inclusion of the San Antonio operations acquired that year.

In California, the Company's average selling price rose 8.1% in 1997 to $208,500 from $192,900 in 1996, which had increased 9.1% from $176,800 in 1995. The increases in both years reflected a shift in mix toward higher-priced homes in the state. The Company's average selling price in other U.S. markets was $118,700 in 1997, down from $119,700 in 1996 and $136,300 in 1995. Both decreases reflected the impact of the San Antonio operations. These operations had average selling prices of $94,700 and $93,400 in 1997 and 1996, respectively, substantially below the Company's average. The Company's average selling price in France decreased to $155,500 in 1997 from $206,600 in 1996, which was up modestly from $203,700 in 1995. The average selling price in France declined in 1997 because of lower-priced deliveries generated from the newly acquired SMCI developments. In 1996, the French average price rose slightly due to a change in product mix.

Revenues from the development of commercial buildings, all located in metropolitan Paris, totaled $2.7 million in 1997, $12.2 million in 1996 and $20.5 million in 1995. These significant revenue declines reflected reduced opportunities in French commercial markets due to the lingering effects of the country's recession, as well as the Company's strategy to focus primarily on its residential development business.

Land sale revenues totaled $13.6 million in 1997, $68.2 million in 1996 and $18.2 million in 1995. The results for 1997 and 1995 are more representative of typical Company land sales activity levels when viewed historically. The 1996 results were abnormally high due to an aggressive asset sale program undertaken as part of the Company's debt reduction strategy. Land sold in 1996 was primarily property previously held for long-term development, which the Company disposed of in order to redeploy the invested capital at potentially higher returns. Generally, land sale revenues fluctuate based on the Company's decision to maintain or decrease its land ownership position in certain markets, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company's housing divisions, and prevailing market conditions.


OPERATING INCOME Operating income increased to $101.8 million in 1997 from $98.7 million (excluding the $170.8 million non-cash charge for impairment of long-lived assets) in 1996. The increase was primarily due to higher housing gross profits, resulting from higher unit volume, partially offset by lower gross profits from commercial activities and losses from land sales. Gross profits in 1997 (excluding losses from land sales) increased by $15.7 million to $332.2 million from $316.5 million in 1996. As a percentage of related revenues, the Company's gross profit margin (excluding losses from land sales) was 18.2% in 1997, down from 18.8% in the prior year. The Company's housing gross margin dropped to 18.2% in 1997 from 18.7% in 1996, primarily due to the accelerated sell-through of older, lower margin non-KB2000 communities, particularly in California, and lower margins associated with the Company's entry into new markets in Austin and Dallas, Texas, partially offset by an improved gross margin from new KB2000 communities.

Company-wide land sales produced a loss of $1.4 million in 1997, compared to profits of $2.6 million in 1996.

Selling, general and administrative expenses increased by $8.7 million in 1997 to $229.1 million. This increase was primarily due to the inclusion of a full year of results from the San Antonio operations in 1997 (including amortization of goodwill) compared to nine months of results in 1996, and higher sales commissions, partially offset by cost-containment efforts that reduced sales incentives and advertising expenses. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses decreased .7 percentage points to 12.5% in 1997 from 13.2% in 1996. This improvement reflected higher unit volume as well as more favorable ratios for sales incentives, advertising expenses and general and administrative expenses. These improvements were partially offset by increased sales commissions associated with a higher proportion of the Company's domestic sales being generated from third party brokers; increased use of third party brokers is a component of the KB2000 business model. The Company remains focused on improving efficiency and will seek to reduce selling, general and administrative expenses to the extent possible in 1998.

Excluding the $170.8 million non-cash charge for impairment of long-lived assets recorded in the second quarter of 1996, operating income in 1996 increased by $33.2 million or 50.6% to $98.7 million from $65.5 million in 1995. This increase was primarily due to higher gross profits on housing sales, resulting from both higher unit volume and improved margins, mainly due to the inclusion of three quarters of San Antonio operations. Including the non-cash charge, the Company reported an operating loss of $72.1 million in 1996. Gross profits in 1996 (excluding profits from land sales) increased by $74.3 million to $316.5 million from $242.2 million in 1995. As a percentage of related revenues, the Company's gross profit margin (excluding profits from land sales) was 18.8% in 1996, up from 18.0% in the prior year. The Company's housing gross margin increased to 18.7% in 1996 from 17.9% in 1995, primarily reflecting the addition of the San Antonio operations and continued growth in the Company's higher margin operations in its other U.S. markets.

Despite an increase in land sale revenues in 1996, Company-wide profits from these sales decreased by $2.7 million to $2.6 million from $5.3 million in 1995. The decrease reflected the Company's accelerated disposition of certain real estate assets, many of which were written down to fair value in 1996 in order to reduce financial leverage and redeploy capital to improve overall return on investment.

Selling, general and administrative expenses increased by $38.5 million in 1996. This increase was primarily due to the inclusion of three quarters of San Antonio operations which added $25.9 million of selling, general and administrative expenses (including the amortization of goodwill), as well as higher marketing expenses generated by increased unit volume from the Company's remaining operations. As a percentage of housing revenues, selling, general and administrative expenses declined .5 percentage points to 13.2% in 1996 from 13.7% in 1995. This improvement reflected higher unit volume, primarily as a result of the 1996 acquisition of the San Antonio operations, and more favorable ratios for sales incentives, advertising expenses and general and administrative expenses, partially offset by increased sales commissions associated with a higher proportion of third party broker commissions.

In the second quarter of 1996, the Company decided to accelerate the disposition of certain real estate assets in order to help effectuate the Company's strategies to improve overall return on investment, restore financial leverage to targeted levels, and position the Company for continued geographic expansion. In addition, in 1996, the Company substantially eliminated its prior practice of investing in long term development projects in order to reduce the operating risk associated with such projects. The accelerated disposition of long term development assets caused certain assets, primarily inventories and investments in unconsolidated joint ventures in California and France, to be identified as being impaired and to be written down. Certain of the Company's California properties were impacted by the charge, while none of its non-California domestic properties were affected. The Company's non-California domestic properties were not affected since they were not held for long term development and were expected to be economically successful such that they were determined not to be impaired.

Based on the Company's evaluation of impaired assets, a non-cash write-down of $170.8 million ($109.3 million, net of income taxes) was recorded in the second quarter of 1996 to state the impaired assets at their fair values. The fair values established were based on various methods, including discounted cash flow projections, appraisals and evaluations of comparable market prices, as appropriate. The inventories affected by the charge primarily consisted of land which was not under active development and the charge did not have a material effect on gross margins in the balance of 1996 or in 1997.

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

Under the standard, when an impairment write-down is required, the related assets are adjusted to their estimated fair value. Fair value for purposes of SFAS No. 121 is deemed to be the amount a willing buyer would pay a willing seller for such property in a current transaction, that is, other than in a forced or liquidation sale. This is a change from the previous accounting standard which required homebuilders to carry real estate assets at the lower of cost or net realizable value.

INTEREST INCOME AND EXPENSE Interest income, which is generated from mortgages receivable, principally from land sales, and from short-term investments, amounted to $5.1 million in 1997, $2.7 million in 1996 and $2.1 million in 1995. The higher interest income in 1997 reflected an increase in the average balances of interest bearing mortgages receivable compared to a year ago. Interest income in 1996 reflected little change from the 1995 average balances of interest bearing short-term investments and mortgages receivable.

Interest expense results principally from borrowings to finance land purchases, housing inventory, and other operating and capital needs. In 1997, interest expense, net of amounts capitalized, decreased to $29.8 million from $36.7 million in 1996. Gross interest incurred in 1997 was lower than that incurred in 1996 by $11.2 million, reflecting a decrease in average indebtedness in 1997. The Company's average debt level for 1997 decreased primarily as a result of the Company's 1996 debt reduction strategy. The percentages of interest capitalized during 1997 and 1996 were 43.1% and 42.3%, respectively. These rates reflect the timing and proportion of land in production during each period. In 1996, interest expense, net of amounts capitalized, increased to $36.7 million from $27.5 million in the prior year, largely due to a decline in the percentage of interest capitalized (42.3% versus 57.4% capitalized in 1995). The lower capitalization rate during 1996 reflected a higher proportion of land in production that year compared to 1995 and the non-capitalization of interest on borrowings associated with the San Antonio acquisition.


MINORITY INTERESTS IN PRETAX INCOME OF CONSOLIDATED JOINT VENTURES The Company conducts a portion of both its residential and commercial development activities through majority-owned partnerships, primarily in France, which are fully consolidated in the accompanying financial statements. As a result, operating income has been reduced by minority interests in the pretax income of these partnerships of $.4 million in 1997, $.2 million in 1996 and $.6 million in 1995. Minority interests are expected to remain at relatively low levels, reflecting the limited opportunities currently available and reasonably expected to be available in the French commercial market as well as the Company's strategy to focus on its residential development business.


EQUITY IN PRETAX INCOME (LOSS) OF UNCONSOLIDATED JOINT VENTURES The Company's unconsolidated joint-venture activities, located in California, New Mexico and France, posted combined revenues of $98.2 million in 1997, $6.7 million in 1996 and $33.9 million in 1995. Of these amounts, French commercial activities accounted for $87.7 million in 1997, $.1 million in 1996 and $5.9 million in 1995. Combined revenues recorded by the Company's joint ventures increased in 1997 primarily as a result of the sale of a commercial project in France. The Company's unconsolidated joint ventures generated combined pretax losses of $2.9 million in 1997, $14.8 million in 1996 and $20.5 million in 1995. Losses in 1996 and 1995 primarily consisted of selling, general, administrative and interest expenses associated with a single French multi-family residential project, as well as reserves taken on a French commercial development project. The Company's share of pretax losses from these joint ventures totaled $.1 million in 1997, $2.1 million in 1996, and $3.5 million in 1995. Overall, the Company's share of pretax losses from unconsolidated joint ventures declined in 1997 and 1996 due to a lower level of activity from these ventures and the effects of charges taken in previous years. As a result of the non-cash charge taken in 1996 to reflect the impairment in unconsolidated joint ventures, the Company does not anticipate incurring significant additional losses from these joint ventures in the foreseeable future.

Mortgage Banking
INTEREST INCOME AND EXPENSE The Company's mortgage banking operations provide financing to purchasers of homes sold by the Company's domestic housing operations through the origination of residential mortgages. Revenues are also realized from the sale of such mortgages and related servicing rights to outside financial institutions. Prior to 1989, substantially all such mortgages were pledged for collateralized mortgage obligations. Accordingly, interest income is earned primarily from mortgage-backed securities held for long-term investment as collateral, while interest expense results mainly from the associated collateralized mortgage obligations.

Interest income decreased to $13.3 million in 1997 from $14.6 million in 1996, and $15.6 million in 1995, while interest expense also declined to $12.7 million in 1997 from $13.5 million in 1996, and $14.8 million in 1995. These amounts decreased primarily due to the declining balances of outstanding mortgage-backed securities and related collateralized mortgage obligations, stemming from both regularly scheduled, monthly principal amortization and prepayment of mortgage collateral. These balances, and the related interest income and expense, will continue to decline as the Company's practice of participating in collateralized mortgage financings was discontinued in 1988 due to market conditions and tax law changes. Combined interest income and expense resulted in net interest income of $.6 million in 1997, $1.1 million in 1996 and $.8 million in 1995. These differences reflect variations in mortgage production mix; movements in short-term versus long-term interest rates; and the amount, timing and rates of return on interim reinvestments of monthly principal amortization and prepayments.

OTHER MORTGAGE BANKING REVENUES Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent, mortgage servicing fees, totaled $19.4 million in 1997, $17.2 million in 1996 and $14.1 million in 1995. The increases in 1997 and 1996 reflected higher gains on the sales of mortgages and servicing rights due to a higher volume of mortgage originations associated with increases in housing unit volume in the United States. In 1996, a more favorable mix of fixed to variable rate loans also contributed to the increased revenues.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses for mortgage banking operations have remained relatively constant at $5.5 million in 1997, $5.6 million in 1996 and $5.5 million in 1995, despite increases in the volume of loans closed.

Income Taxes
The Company recorded income tax expense of $32.8 million in 1997 and $16.4 million in 1995 and an income tax benefit of $34.5 million in 1996. These amounts represented effective income tax rates of approximately 36.0% in all three years. The tax benefit in 1996 reflected the pretax loss reported by the Company as a result of the non-cash charge for impairment of long-lived assets recorded in the second quarter of that year. The pretax income/loss for financial reporting purposes and taxable income/loss for income tax purposes historically have differed primarily due to the impact of state income taxes, foreign tax rate differences, intercompany dividends and the use of affordable housing credits.

Liquidity and Capital Resources
The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Typically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. In 1997, operating, investing and financing activities provided net cash of $58.5 million; in 1996, these activities used net cash of $33.6 million.

Operating activities in 1997 used $29.0 million, while 1996 operating activities provided $330.8 million. The Company's uses of operating cash in 1997 included an increase in receivables of $118.1 million and a change in deferred taxes of $5.0 million. The use of cash was partially offset by the Company's earnings of $58.2 million, an increase of $20.1 million in accounts payable, accrued expenses and other liabilities, a reduction in inventories of $5.2 million (excluding $15.1 million of inventories acquired through seller financing), and various non-cash items deducted from net income.

In 1996, the sources of operating cash included a reduction in inventories totaling $232.9 million (excluding $17.0 million of inventories acquired through seller financing and $73.9 million in acquired San Antonio inventories), a reduction in receivables of $36.6 million and various non-cash items. These non-cash items included the $170.8 million non-cash charge for impairment of long-lived assets, which more than offset the Company's net loss of $61.2 million (which included the non-cash charge for impairment of long-lived assets) recorded for 1996. Uses of cash in 1996 included a $41.2 million change in deferred taxes and a $21.9 million decrease in accounts payable, accrued expenses and other liabilities. The decrease in inventories in 1996 (excluding San Antonio inventories acquired and the non-cash charge for impairment of long-lived assets), occurred primarily in California as the Company continued to execute a debt reduction strategy that included an aggressive asset sale program.

Cash provided by investing activities totaled $6.2 million in 1997 compared to $73.9 million used in 1996. In 1997, cash was provided by $10.0 million in proceeds received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral, and $1.9 million in distributions related to investments in unconsolidated joint ventures. Partially offsetting these proceeds was $5.9 million of cash used for other investing activities.

In 1996, cash used by investing activities included $80.6 million of cash used for the March 1, 1996 San Antonio acquisition for a total purchase price of $104.5 million, which included cash to pay off debt assumed in the purchase. In addition, cash of $7.6 million was used for investments in unconsolidated joint ventures and $2.8 million was used for other investing activities. Partially offsetting these uses was $18.1 million in proceeds received from mortgage-backed securities.

Financing activities in 1997 provided $81.3 million of cash compared to $290.5 million used in 1996. In 1997, sources of cash included proceeds of $172.2 million from the issuance of 7 3/4% senior notes and net proceeds of $29.9 million from borrowings. Partially offsetting the cash provided was cash used for the redemption of the Company's 10 3/8% senior notes of $100.0 million, dividend payments of $11.7 million and payments on collateralized mortgage obligations of $9.5 million. The Company's financial leverage, as measured by the ratio of debt to total capital, was 52.7% at the end of 1997 compared to 56.5% at the end of 1996. The 1997 ratio was adjusted to reflect the $70.4 million of invested cash at November 30, 1997; without this adjustment, the 1997 year end ratio of debt to capital was 56.5%.

Financing activities in 1996 used $379.2 million for net payments on borrowings, reflecting the Company's aggressive debt reduction strategy. Uses of cash in 1996 also included payments on collateralized mortgage obligations of $17.3 million, the funds for which were provided by receipts on mortgage-backed securities, and $16.1 million of cash dividend payments. Partially offsetting these uses of cash were proceeds of $124.4 million from the issuance of 9 5/8% senior subordinated notes. The Company's debt to capital ratio improved to 56.5% in 1996 from 60.6% in 1995 despite substantial additional borrowings related to the San Antonio acquisition and the non-cash charge for impairment of long-lived assets.

In 1996, the Company sold its Canadian operations. Proceeds of $9.5 million received from the sale of all of the issued and outstanding shares of the Canadian subsidiary were used to reduce the Company's debt. The Company had been slowly winding down its operations in Canada during the several years preceding the sale, and the impact of the transaction on the Company's financial position and results of operations was not significant.

External sources of financing for the Company's construction activities include its domestic unsecured revolving credit facility, other domestic and foreign bank lines, third-party secured financings, and the public debt and equity markets. Substantial unused lines of credit remain available for the Company's future use, if required, principally through its domestic unsecured revolving credit facility. On April 21, 1997, the Company entered into a $500 million domestic unsecured revolving credit agreement (the "Revolving Credit Facility") which provides for more favorable terms than the Company's prior credit facility. The more favorable terms were made available to the Company largely because of its improved operating results and a lower debt to total capital ratio. The Revolving Credit Facility is comprised of a $400 million revolving credit facility scheduled to expire on April 30, 2001 and a $100 million 364-day revolving credit facility. Under the Revolving Credit Facility, $500 million remained committed and $488.4 million was available for the Company's future use at November 30, 1997. The Company's French subsidiaries have lines of credit with various banks which totaled $63.2 million at November 30, 1997 and have various committed expiration dates through September 1999. Under the Company's French unsecured financing agreements, $54.2 million was available in the aggregate at November 30, 1997.

Depending upon available terms and its negotiating leverage related to specific market conditions, the Company also finances certain land acquisitions with borrowings from land sellers and other third parties. At November 30, 1997, the Company had outstanding seller-financed notes payable of $14.3 million secured primarily by the underlying property which had a carrying value of $23.3 million.

On September 4, 1997, the Company completed the optional redemption of its $100 million principal amount of 10 3/8% senior notes due in 1999. The Company used borrowings under its Revolving Credit Facility to retire the entire $100 million of senior notes at 100% of the principal amount of the notes, together with accrued and unpaid interest. On October 14, 1997, pursuant to its then-existing universal shelf registration, the Company issued $175 million of 7 3/4% senior notes at 100% of the principal amount of the notes. The notes, which are due October 15, 2004 with interest payable semi-annually, represent unsecured obligations of the Company and rank pari passu in right of payment with all other senior unsecured indebtedness of the Company. The notes are not redeemable by the Company prior to stated maturity. This offering resulted in the issuance of all available securities under the Company's then-existing shelf registration.

On December 5, 1997, the Company filed a new universal shelf registration statement with the Securities and Exchange Commission for up to $500 million of the Company's debt and equity securities. This universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, and/or warrants to purchase such securities. The registration was declared effective on December 16, 1997, and no securities have been issued thereunder.

The Company uses its capital resources primarily for land purchases, land development and housing construction. The Company typically manages its investments in land by purchasing property under options and other types of conditional contracts whenever possible, and similarly controls its investment in housing inventories by emphasizing the pre-sale of homes and carefully managing the timing of the production process. During the 1990's, the Company's inventories have become more geographically diverse, primarily through domestic expansion outside of California. The Company continues to concentrate its housing operations in desirable areas within targeted growth markets, principally oriented toward entry-level purchasers.

The principal sources of liquidity for the Company's mortgage banking operations are internally generated funds from the sales of mortgages and related servicing rights. Mortgages originated by the mortgage banking operations are generally sold in the secondary market within 60 days of origination. External sources of financing for these operations include a $250 million revolving mortgage warehouse agreement. On February 24, 1997, the Company's mortgage banking subsidiary replaced its $120 million asset-backed commercial paper facility and $100 million mortgage loan purchase and interim servicing agreement with a $250 million revolving mortgage warehouse agreement (the "Mortgage Warehouse Facility"). The Mortgage Warehouse Facility, which expires on February 23, 2000, provides for an annual fee based on the committed balance of the facility and provides for interest at either the London Interbank Offered Rate or the Federal Funds Rate plus an applicable spread on amounts borrowed. The amount outstanding under the facility is secured by a borrowing base, which includes certain mortgage loans held under commitment of sale and is repayable from proceeds on the sales of first mortgages. There are no compensating balance requirements under the facility. The terms of the Mortgage Warehouse Facility include financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios and a minimum tangible net worth. At November 30, 1997, the mortgage banking operations had $49.2 million available for future use under the Mortgage Warehouse Facility.

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

Impact of the Year 2000 Issue
The "year 2000 issue" refers to complications that may be caused by existing computer hardware and software that were designed without consideration for the upcoming change in the century. If not corrected, such programs may cause computer systems to fail or to miscalculate data. To prevent any complications related to the year 2000 issue, the Company has undertaken a project to modify or replace portions of its existing hardware and software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Management currently anticipates that the project will be completed by the end of fiscal 1998, and that the year 2000 issue will not have a materially adverse effect upon the Company's financial position or results of operations.

Outlook
At November 30, 1997, the Company had outstanding sales contracts of 4,214 units in residential backlog, representing aggregate future revenues of approximately $666.7 million. These figures represented increases of 48.4% and 55.8%, respectively, from the 2,839 units in residential backlog, representing aggregate future revenues of $427.9 million, at year-end 1996. The year-over-year increases resulted in part from the Company's substantial progress on one of the principal tenets of the KB2000 business model, emphasizing the pre-sale of homes. Substantially all homes included in the year-end 1997 backlog are expected to be delivered during 1998; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues. For the first two months of the 1998 fiscal year, Company-wide net orders were 1,932, reflecting an increase of 23.1% from the same period a year ago.

In the United States, the Company's residential backlog at November 30, 1997 increased to $577.6 million on 3,606 units, up from $376.7 million on 2,610 units at year-end 1996. This 38.2% increase in unit backlog reflected higher backlog from both California and other U.S. operations. In California, year-end 1997 backlog increased to $303.1 million on 1,316 units, compared to $180.5 million on 854 units at the prior year's end, while other U.S. residential unit backlog rose to $274.6 million on 2,290 units from $196.2 million on 1,756 units. The Company's average number of active communities in California declined in 1997 from the prior year. As a result, fourth quarter 1997 net orders in California were flat compared to year earlier levels, and California order rates during the first two months of the 1998 fiscal year declined 6.6% compared to the same period of fiscal 1997. Net orders from other U.S. operations increased 41.3% to 1,368 units in the fourth quarter of 1997, up from 968 units in the fourth quarter of 1996 as a result of the Company's continued expansion in these markets. Other U.S. net orders for the first two months of fiscal 1998 increased 29.5% compared to the same period of fiscal 1997.

In France, residential backlog at November 30, 1997 totaled $82.8 million on 586 units, up from $47.6 million on 215 units at year-end 1996. This 172.6% increase in unit backlog primarily resulted from the Company's acquisition of SMCI, as well as generally improving market conditions. These factors also boosted net orders in the fourth quarter of 1997, which rose 92.1% compared to the year-earlier period, to 513 units from 267 units. In the first two months of fiscal 1998, net orders in France improved 210.0% compared to the same period a year ago. The value of the backlog associated with the Company's French commercial development activities declined to approximately $5.1 million at November 30, 1997 from $8.9 million at year-end 1996, reflecting a reduced level of activity.

In Mexico, residential backlog at November 30, 1997 totaled $6.3 million on 22 units, up from $3.6 million on 14 units at year-end 1996. Net orders in the fourth quarter of 1997 increased to 13 units from 5 units in 1996. In the first two months of fiscal 1998, net orders in Mexico rose 125.0% compared to the same period a year ago.

As a result of continued domestic expansion outside of California, 54.4% of the Company's domestic deliveries were generated from other U.S. operations in 1997, compared to 45.4% in 1996. In response to persistently weak conditions for new housing and general recessionary trends in California during the first half of the 1990's, the Company has diversified its business through aggressive expansion into other western states. Although market conditions appear to have improved in many markets within California (particularly in Northern California), the Company remains selective in its land investments in the state while focusing on improving gross margins, reducing overhead expenses and maximizing rates of return. The Company is cautiously optimistic that improving economic trends statewide will soon lead to stronger housing markets in other areas of the state.

The Company's domestic operations outside of California experienced continued growth in 1997, with the Company delivering its first homes in Austin, Texas. This new source of deliveries combined with the first full year of San Antonio operations and the continued maturation of non-California operations resulted in a 31.4% increase in other U.S. deliveries in 1997 compared to the prior year. The Company expects to continue to actively seek additional opportunities for non-California domestic expansion in future years, in both existing and new markets, through either de novo entry or the acquisition of existing businesses.

The French housing market improved modestly in 1997 from the prior year, which was marked by lingering high unemployment and other recessionary factors. The Company anticipates increases in deliveries from its French housing operations in 1998 in line with the nation's modestly improving economy and as a result of its mid-1997 acquisition of SMCI developments. The Company's French commercial activities are likely to remain at or below 1997 levels, reflecting persistently poor conditions in the French commercial market and the Company's strategy to focus on its residential development business.

Mexico's economy has also shown signs of recovering from the country's recent deep recession brought about by the devaluation of the peso. Nevertheless, economic and political conditions remain unsettled and the Company continues to closely monitor its level of activity and the desirability of expanding its market presence there.

The Company continues to benefit in all of its operations from the strength of its capital position, which has allowed it to finance expansion, re-engineer product lines and diversify into new homebuilding markets during the 1990's. Secure access to capital at competitive rates should enable the Company to continue to grow and expand in 1998. The Company's capital position has helped enable it to maintain overall profitability during troubled economic times in California and France, its two primary markets at the outset of the decade. As a result of its geographic diversification, the disciplines of the KB2000 business model and a strong capital position, the Company believes it has established strategies to help maximize future performance under both robust and difficult market conditions.

The Company plans during 1998 to continue to maintain its focus on the two strategic initiatives it established for 1997 -- acceleration of the Company's growth and the implementation of its KB2000 business model.

In 1998 the Company's first strategic goal, which involves accelerated growth, is planned to occur both in certain existing markets as well as new market entry. The Company has identified certain existing domestic markets as candidates for accelerated growth programs due to their strength, size and ability to generate returns which meet or exceed Company objectives. In the markets specifically identified for growth, the Company has set a goal that aggregate 1999 deliveries will approximately double from comparable 1996 delivery levels. In addition, the Company plans to enter new markets (particularly in Texas and other western states) and achieve modest growth in existing markets such that, in aggregate, the Company has established a goal of delivering in excess of 16,000 units Company-wide in 1999. Growth in both new and existing markets is expected to be supplemented by strategic acquisitions from time to time.

The Company's second strategic goal involves the continued development and implementation of the KB2000 business model in 1998. This business model emphasizes efficiencies generated from a more process-driven, systematic approach to homebuilding and also focuses on gaining a deeper understanding of customer interests and needs. KB2000 is comprised of ten key elements: knowing the buyer, determining which customers to target, buying land consistent with targeted customers, designing homes to meet customer needs through providing a wide array of choice, pricing below immediate competitors on a price per square foot basis, emphasizing even flow production, establishing large backlogs through pre-sale of homes, focusing on quality, partnering with third-party brokers and offering integrated mortgage loan financing. The Company made significant progress in implementing the KB2000 business model in 1997 by, among other things, focusing on a pre-sale and backlog building strategy, developing and implementing a rigorous and detailed customer survey program and opening new KB2000 communities and new home showrooms. As expected, the Company's focus on KB2000 initiatives in 1997 resulted in both higher year-end backlog levels and an increase in the percentage of homes sold to homes in production (67% at November 30, 1997 compared to 44% at November 30, 1996). In addition, the Company's backlog ratio rose to 130.8% at the end of 1997 from 115.8% at the end of 1996 (Backlog ratio is defined as the ratio of beginning backlog to actual deliveries in the succeeding quarter). The Company believes that the continued implementation of the KB2000 business model will result in further improvement in its operating margin, particularly as the proportion of deliveries from KB2000 communities increases. In addition, the Company expects the KB2000 model to enhance its ability to achieve profit performance that is more predictable, consistent and sustainable.

Entering 1998, the Company is well positioned to take advantage of favorable economic conditions for homebuilders, particularly the current low mortgage interest rates available across the United States and France and the low unemployment rates in most of its domestic markets. Assuming stable or improving business conditions, employment levels, interest rates, weather conditions and consumer confidence in its major markets, the Company believes that continued focus on its two primary strategic initiatives should result in rising delivery volumes from a higher average number of active communities and improved operating income in 1998 compared to 1997. In addition, benefits from the continued implementation of these two initiatives should provide long-term sustainable improvement throughout the Company's operations, boosting earnings per share and return on investment in 1998 and beyond.

Impact of Inflation
The Company's business is significantly affected by general economic conditions, particularly by inflation and the generally associated adverse effect on interest rates. Although inflation rates have been low in recent years, rising inflation would likely impact the Company's revenues and earning power by reducing demand for homes as a result of correspondingly higher interest rates. In periods of high inflation, the rising costs of land, construction, labor, interest and administrative expenses have often been recoverable through increased selling prices, although this has not always been possible because of high mortgage interest rates and competitive factors in the marketplace. In recent years, inflation has had no significant adverse impact on the Company, as average annual cost increases have not exceeded the average rate of inflation.

                                    *  *  *
Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "hopes", and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the homebuilding industry, among other things. These statements are not guaranties of future performance, and the Company has no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions where the Company operates or may commence operations, employment growth or unemployment rates, lumber or other key homebuilding material prices, labor costs, home mortgage interest rates, currency exchange rates as they affect the Company's operations in France or Mexico, consumer confidence, and government regulation or restrictions on real estate development, costs and effects of unanticipated legal or administrative proceedings and capital or credit market conditions affecting the Company's cost of capital; the availability and cost of land in desirable areas and conditions in the overall homebuilding market in the Company's geographic markets (including the historic cyclicality of the industry); as well as seasonality, competition, population growth, property taxes, and unanticipated delays in the Company's operations.

CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Years Ended November 30,
                                                                           -----------------------------------------------
In thousands, except per share amounts                                         1997              1996              1995
                                                                           -----------------------------------------------
TOTAL REVENUES                                                             $ 1,876,271       $ 1,785,905       $ 1,396,526
                                                                           -----------------------------------------------
CONSTRUCTION:
   Revenues                                                                $ 1,843,614       $ 1,754,147       $ 1,366,866
   Construction and land costs                                              (1,512,766)       (1,435,081)       (1,119,405)
   Selling, general and administrative expenses                               (229,097)         (220,387)         (181,930)
   Non-cash charge for impairment of long-lived assets                                          (170,757)
                                                                           -----------------------------------------------
      Operating income (loss)                                                  101,751           (72,078)           65,531
   Interest income                                                               5,078             2,666             2,140
   Interest expense, net of amounts capitalized                                (29,829)          (36,691)          (27,501)
   Minority interests in pretax income of consolidated joint ventures             (425)             (233)             (584)
   Equity in pretax loss of unconsolidated joint ventures                          (53)           (2,148)           (3,475)
                                                                           -----------------------------------------------
   Construction pretax income (loss)                                            76,522          (108,484)           36,111
                                                                           -----------------------------------------------

MORTGAGE BANKING:
   Revenues:
      Interest income                                                           13,303            14,594            15,555
      Other                                                                     19,354            17,164            14,105
                                                                           -----------------------------------------------
                                                                                32,657            31,758            29,660
   Expenses:
      Interest                                                                 (12,699)          (13,462)          (14,821)
      General and administrative                                                (5,450)           (5,556)           (5,491)
                                                                           -----------------------------------------------
      Mortgage banking pretax income                                            14,508            12,740             9,348
                                                                           -----------------------------------------------
Total pretax income (loss)                                                      91,030           (95,744)           45,459
Income taxes                                                                   (32,800)           34,500           (16,400)
                                                                           -----------------------------------------------
NET INCOME (LOSS)                                                          $    58,230       $   (61,244)      $    29,059
                                                                           -----------------------------------------------
EARNINGS (LOSS) PER SHARE                                                  $      1.45       $     (1.54)      $       .73
                                                                           -----------------------------------------------

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

                                                                                                   November 30,
                                                                                          -----------------------------
In thousands, except shares                                                                   1997              1996
                                                                                          -----------------------------
ASSETS

CONSTRUCTION:
   Cash and cash equivalents                                                              $    66,343       $     4,723
   Trade and other receivables                                                                169,988           107,037
   Inventories                                                                                790,243           780,302
   Investments in unconsolidated joint ventures                                                 6,338             8,312
   Goodwill                                                                                    31,283            39,356
   Other assets                                                                                69,666            60,429
                                                                                          -----------------------------
                                                                                            1,133,861         1,000,159
                                                                                          -----------------------------
MORTGAGE BANKING:
   Cash and cash equivalents                                                                    1,899             5,058
   Receivables:
      First mortgages and mortgage-backed securities                                           71,976            81,536
      First mortgages held under commitment of sale and other receivables                     208,254           153,459
   Other assets                                                                                 3,001             3,282
                                                                                          -----------------------------
                                                                                              285,130           243,335
                                                                                          -----------------------------
TOTAL ASSETS                                                                              $ 1,418,991       $ 1,243,494
                                                                                          -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
   Accounts payable                                                                       $   163,646       $   151,791
   Accrued expenses and other liabilities                                                     105,376            96,986
   Mortgages and notes payable                                                                496,869           442,629
                                                                                          -----------------------------
                                                                                              765,891           691,406
                                                                                          -----------------------------
MORTGAGE BANKING:
   Accounts payable and accrued expenses                                                        7,300             7,481
   Notes payable                                                                              200,828           134,956
   Collateralized mortgage obligations secured by mortgage-backed securities                   60,058            68,381
                                                                                          -----------------------------
                                                                                              268,186           210,818
                                                                                          -----------------------------
Minority interests in consolidated joint ventures                                               1,858               920
                                                                                          -----------------------------
STOCKHOLDERS' EQUITY:
   Preferred stock--$1.00 par value; authorized, 10,000,000 shares: none outstanding
   Common stock--$1.00 par value; authorized, 100,000,000 shares; 38,996,769 and
      38,827,586 shares outstanding at November 30, 1997 and 1996, respectively                38,997            38,828
   Paid-in capital                                                                            186,086           183,801
   Retained earnings                                                                          159,960           113,398
   Cumulative foreign currency translation adjustments                                         (1,987)            4,323
                                                                                          -----------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                              383,056           340,350
                                                                                          -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 1,418,991       $ 1,243,494
                                                                                          -----------------------------


See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Years Ended November 30, 1997, 1996 and 1995
                                  -------------------------------------------------------------------------------
                                   SERIES B
                                  CONVERTIBLE                                            FOREIGN       TOTAL
                                   PREFERRED     COMMON      PAID-IN       RETAINED      CURRENCY   STOCKHOLDERS'
In thousands                         STOCK        STOCK      CAPITAL       EARNINGS     TRANSLATION    EQUITY
                                  -------------------------------------------------------------------------------
Balance at November 30, 1994         $1,300      $32,378     $188,970      $181,282         $817     $404,747
Net income                                                                   29,059                    29,059
Dividends on Series B convertible
   preferred stock                                                           (9,880)                   (9,880)
Dividends on common stock                                                    (9,712)                   (9,712)
Exercise of employee stock options                    17          103                                     120
Cancellation of restricted stock                     (48)        (234)                                   (282)
Foreign currency translation
   adjustments                                                                             1,426        1,426
                                  -------------------------------------------------------------------------------
Balance at November 30, 1995          1,300       32,347      188,839       190,749        2,243      415,478
                                  -------------------------------------------------------------------------------
Net loss                                                                    (61,244)                  (61,244)
Dividends on Series B convertible
   preferred stock                                                           (4,940)                   (4,940)
Dividends on common stock                                                   (11,167)                  (11,167)
Conversion of Series B convertible
   preferred stock                   (1,300)       6,500       (5,200)
Exercise of employee stock options                    37          390                                     427
Cancellation of restricted stock                     (56)        (228)                                   (284)
Foreign currency translation
   adjustments                                                                             2,080        2,080
                                  -------------------------------------------------------------------------------
Balance at November 30, 1996                      38,828      183,801       113,398        4,323      340,350
                                  -------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Net income                                                                   58,230                    58,230
Dividends on common stock                                                   (11,668)                  (11,668)
Exercise of employee stock options                   169        2,285                                   2,454
Foreign currency translation
   adjustments                                                                            (6,310)      (6,310)
                                  -------------------------------------------------------------------------------
Balance at November 30, 1997              $      $38,997     $186,086      $159,960      $(1,987)    $383,056
                                  -------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------



See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Years Ended November 30,
                                                                                  -----------------------------------------
In thousands                                                                          1997           1996           1995
                                                                                  -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $  58,230      $ (61,244)     $  29,059
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
         Equity in pretax loss of unconsolidated joint ventures                           53          2,148          3,475
         Minority interests in pretax income of consolidated joint ventures              425            233            584
         Amortization of discounts and issuance costs                                  2,341          1,510          1,765
         Depreciation and amortization                                                11,860         10,819          6,274
         Provision for deferred income taxes                                          (5,028)       (41,208)        (6,925)
         Non-cash charge for impairment of long-lived assets                                        170,757
         Change in assets and liabilities, net of effects from purchase of San
            Antonio operations:
               Receivables                                                          (118,123)        36,572        (14,664)
               Inventories                                                             5,157        232,871        (80,317)
               Accounts payable, accrued expenses and other liabilities               20,064        (21,918)        26,680
               Other, net                                                             (4,023)           244        (18,801)
                                                                                  -----------------------------------------
Net cash provided (used) by operating activities                                     (29,044)       330,784        (52,870)
                                                                                  -----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of San Antonio operations, net of cash acquired                                      (80,556)
   Investments in unconsolidated joint ventures                                        1,921         (7,644)           685
   Net sales (originations) of mortgages held for long-term investment                   164           (996)          (253)
   Payments received on first mortgages and mortgage-backed securities                 9,988         18,069         13,786
   Other, net                                                                         (5,917)        (2,799)        (4,252)
                                                                                  -----------------------------------------
Net cash provided (used) by investing activities                                       6,156        (73,926)         9,966
                                                                                  -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) credit agreements and other
      short-term borrowings                                                           37,900       (325,323)        92,358
   Proceeds from issuance of senior subordinated notes                                              124,406
   Proceeds from issuance of senior notes                                            172,182
   Payments on collateralized mortgage obligations                                    (9,531)       (17,309)       (13,296)
   Payments on mortgages, land contracts and other loans                              (8,047)       (53,894)       (28,055)
   Redemption of senior notes                                                       (100,000)
   Payments from (to) minority interests in consolidated joint ventures                  513         (2,232)            63
   Payments of cash dividends                                                        (11,668)       (16,107)       (19,592)
                                                                                  -----------------------------------------
Net cash provided (used) for financing activities                                     81,349       (290,459)        31,478
                                                                                  -----------------------------------------
Net increase (decrease) in cash and cash equivalents                                  58,461        (33,601)       (11,426)
Cash and cash equivalents at beginning of year                                         9,781         43,382         54,808
                                                                                  -----------------------------------------
Cash and cash equivalents at end of year                                           $  68,242      $   9,781      $  43,382
                                                                                  -----------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid, net of amounts capitalized                                       $  43,559      $  52,063      $  42,032
   Income taxes paid                                                                  29,982          5,093         17,275
                                                                                  -----------------------------------------
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Cost of inventories acquired through seller financing                           $  15,098      $  16,977      $  36,149
                                                                                  -----------------------------------------

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Summary of Significant Accounting Policies
--------------------------------------------------------------------------------


OPERATIONS Kaufman and Broad Home Corporation (the "Company") is a regional builder of single-family homes with domestic operations throughout the western United States, and international operations in France and Mexico. In France, the Company is also a developer of commercial and high-density residential projects. Through its mortgage banking subsidiary, Kaufman and Broad Mortgage Company, the Company provides mortgage banking services to its domestic homebuyers.


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


CASH AND CASH EQUIVALENTS The Company considers all highly liquid debt instruments and other short-term investments purchased with a maturity of three months or less to be cash equivalents. As of November 30, 1997 and 1996, the Company's cash equivalents totaled $70,365,000 and $6,286,000, respectively.


CONSTRUCTION OPERATIONS Housing and other real estate sales are recognized when all conditions precedent to closing have been fulfilled. In France, sales of apartments, condominiums and commercial buildings to buyers are recognized using the percentage of completion method which is generally based on costs incurred as a percentage of estimated total costs of individual projects. Revenues recognized in excess of amounts billed are classified as receivables. Amounts received from buyers in excess of revenues recognized, if any, are classified as other liabilities.

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

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), in the second quarter of 1996. Prior to the adoption of SFAS No. 121, inventories were stated at the lower of cost or estimated net realizable value for each parcel or subdivision. Under the new standard, inventories to be held and used are stated at cost unless a parcel or subdivision is determined to be impaired, in which case the impaired inventories are written down to fair value. Write-downs of impaired inventories are recorded as adjustments to the cost basis of the inventory.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized by the Company over periods ranging from five to seven years using the straight-line method. Accumulated amortization was $16,547,000 and $8,836,000 at November 30, 1997 and 1996, respectively. In the event that facts and circumstances indicate that the carrying value of goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the goodwill would be compared to its carrying amount to determine if a write-down to fair value or discounted cash flow is required.


CHARGE FOR IMPAIRMENT OF LONG-LIVED ASSETS In 1996, the Company decided to accelerate the disposition of certain real estate assets in order to help effectuate the Company's strategies to improve its overall return on investment, restore financial leverage to targeted levels, and position the Company for continued geographic expansion. In addition, in 1996, the Company substantially eliminated its prior practice of investing in long term development projects in order to reduce the operating risk associated with such projects. The accelerated disposition of long term development assets caused certain assets, primarily inventories and investments in unconsolidated joint ventures in California and France, to be identified as being impaired and to be written down. Certain of the Company's California properties were impacted by the charge, while none of its non-California domestic properties were affected. The Company's non-California domestic properties were not affected since they were not held for long term development and were expected to be economically successful such that they were determined not to be impaired.

Based on the Company's evaluation of impaired assets, a non-cash write-down of $170,757,000 ($109,257,000, net of income taxes) was recorded in the second quarter of 1996 to state the impaired assets at their fair values. The fair values established were based on various methods, including discounted cash flow projections, appraisals and evaluations of comparable market prices, as appropriate. The inventories affected by the charge primarily consisted of land which was not under active development and the charge did not have a material effect on gross margins in the balance of 1996 or in 1997.

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

Under the standard, when an impairment write-down is required, the related assets are adjusted to their estimated fair value. Fair value for purposes of SFAS No. 121 is deemed to be the amount a willing buyer would pay a willing seller for such property in a current transaction, that is, other than in a forced or liquidation sale. This is a change from the previous accounting standard which required homebuilders to carry real estate assets at the lower of cost or net realizable value.

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


MORTGAGE BANKING OPERATIONS First mortgages and mortgage-backed securities consist of securities held for long-term investment and are valued at amortized cost. First mortgages held under commitment of sale are valued at the lower of aggregate cost or market. Market is principally based on public market quotations or outstanding commitments obtained from investors to purchase first mortgages receivable.

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

EARNINGS PER SHARE The computation of earnings per share is based on the weighted average number of common shares, equivalent Series B Convertible Preferred Shares and common share equivalents outstanding during each year. All of the Series B Convertible Preferred Shares were converted into shares of the Company's common stock on April 1, 1996, the mandatory conversion date. Prior to their conversion, the Series B Convertible Preferred Shares were considered common stock due to their being subject to mandatory conversion into common stock, and the related dividends were not deducted from net income for purposes of calculating earnings per share. Common share equivalents include dilutive stock options using the treasury stock method. Earnings per share were based on the weighted average number of common shares, equivalent Series B Convertible Preferred Shares and common share equivalents outstanding of 40,058,000 in 1997, 39,763,000 in 1996 and 39,757,000 in 1995.

If, for purposes of calculating earnings per share, the Series B Convertible Preferred Shares were excluded from the weighted average shares outstanding and the related dividends deducted from net income, the computation would have resulted in a loss per share of $1.76 in 1996 and earnings per share of $.58 in 1995. This computation is not applicable for 1997 due to the conversion of the Series B Convertible Preferred Shares into common stock in 1996.


RECENT ACCOUNTING PRONOUNCEMENTS In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements, and increases the comparability of earnings per share on an international basis. Under the computational guidance provided in SFAS No. 128, the Company's basic earnings per share for the years ended November 30, 1997 and 1995 would have been $1.50 and $.59, respectively, and its diluted earnings per share would have been $1.45 and $.58, respectively. For the year ended November 30, 1996, both the Company's basic loss per share and diluted loss per share would have been $1.80. SFAS No. 128 is effective for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share data presented. The Company will adopt SFAS No. 128 in its first quarter of fiscal year 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in its fiscal year 1999.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company will adopt SFAS No. 131 in its fiscal year 1999.


RECLASSIFICATIONS Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 1997 presentation.

NOTE 2. Acquisition
--------------------------------------------------------------------------------

On March 1, 1996, the Company acquired San Antonio, Texas-based Rayco, Ltd. and affiliates (the "San Antonio operations") for a total purchase price of approximately $104,500,000, including cash used to pay off certain assumed debt. The acquisition was financed through borrowings under the Company's revolving credit agreement. The total purchase price for the San Antonio operations was based on the net assets of the entities purchased and the assumption of certain debt. The acquisition was accounted for as a purchase with the results of operations of the acquired entities included in the Company's consolidated financial statements as of the date of acquisition. The purchase price was allocated based on estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $32,274,000 and is being amortized on a straight-line basis over a period of seven years.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the San Antonio operations as if the acquisition had occurred as of December 1, 1994, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The pro forma results below for the year ended November 30, 1996 are presented both before and after the $170,757,000 non-cash charge for impairment of long-lived assets.

                                                          Years Ended November 30,
                                            --------------------------------------------------
                                                         1996
                                            -------------------------------
                                               After              Before
                                              Non-cash           Non-cash
In thousands, except per share amounts         Charge              Charge              1995
                                            --------------------------------------------------
Total revenues                              $ 1,850,329         $ 1,850,329        $ 1,634,574
Total pretax income (loss)                      (92,740)             78,017             57,625
Net income (loss)                               (59,440)             49,817             36,825
Earnings (loss) per share                         (1.49)               1.25                .93
                                            --------------------------------------------------


This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition of the San Antonio operations been consummated as of December 1, 1994, nor are they necessarily indicative of future operating results.

NOTE 3. Receivables
--------------------------------------------------------------------------------


CONSTRUCTION Trade receivables amounted to $42,591,000 and $28,368,000 at November 30, 1997 and 1996, respectively. Included in these amounts are unbilled receivables due from buyers on French apartment, condominium and commercial building sales accounted for using the percentage of completion method, totaling $13,160,000 at November 30, 1997 and $6,444,000 at November 30, 1996. The buyers are contractually obligated to remit payments against their unbilled balances. Other receivables of $127,397,000 at November 30, 1997 and $78,669,000 at November 30, 1996 included mortgages receivable, escrow deposits and amounts due from municipalities and utility companies.

At November 30, 1997 and 1996, receivables were net of allowances for doubtful accounts of $5,728,000 and $3,773,000, respectively.

MORTGAGE BANKING First mortgages and mortgage-backed securities consisted of loans of $8,019,000 at November 30, 1997 and $8,184,000 at November 30, 1996 and
mortgage-backed securities of $63,957,000 and $73,352,000 at November 30, 1997 and 1996, respectively. The mortgage-backed securities serve as collateral for related collateralized mortgage obligations. The property covered by the mortgages underlying the mortgage-backed securities are single-family residences. Issuers of the mortgage-backed securities are the Government National Mortgage Association and Fannie Mae. The first mortgages and mortgage-backed securities bore interest at an average rate of 8 1/2% at both November 30, 1997 and 1996 (with rates ranging from 7% to 12% in 1997 and 1996).

First mortgages and mortgage-backed securities were net of discounts and premiums of $1,371,000 at November 30, 1997 and $2,490,000 at November 30, 1996.
These discounts and premiums, which primarily represent loan origination discount points and acquisition price discounts or premiums, are deferred as an adjustment to the carrying value of the related first mortgages and mortgage-backed securities and amortized into interest income using the interest method.

The Company's mortgage-backed securities held for long-term investment have been classified as held-to-maturity and are stated at amortized cost, adjusted for amortization of discounts and premiums to maturity. Such amortization is included in interest income. The total gross unrealized gains and gross unrealized losses on the mortgage-backed securities were $4,782,000 and $0, respectively at November 30, 1997 and $4,391,000 and $0, respectively at November 30, 1996.

First mortgages held under commitment of sale and other receivables consisted of first mortgages held under commitment of sale of $203,113,000 at November 30, 1997 and $147,619,000 at November 30, 1996 and other receivables of $5,141,000 and $5,840,000 at November 30, 1997 and 1996, respectively. The first mortgages held under commitment of sale bore interest at an average rate of 7 1/3% and 7 3/4% at November 30, 1997 and 1996, respectively. The balance in first mortgages held under commitment of sale and other receivables fluctuates significantly during the year and typically reaches its highest level at quarter-ends, corresponding with the Company's home and mortgage delivery activity.


NOTE 4. Inventories
--------------------------------------------------------------------------------

Inventories consisted of the following:

                                                              November 30,
                                                       -------------------------
In thousands                                             1997             1996
                                                       -------------------------
Homes, lots and improvements in production             $605,227         $646,069
Land under development                                  185,016          134,233
                                                       -------------------------
   Total inventories                                   $790,243         $780,302
                                                       -------------------------


Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred.

The impact of capitalizing interest costs on consolidated pretax income is as follows:

                                                        Years Ended November 30,
                                                 ---------------------------------------
In thousands                                       1997           1996           1995
                                                 ---------------------------------------
Interest incurred                                $ 52,468       $ 63,628       $ 64,629
Interest expensed                                 (29,829)       (36,691)       (27,501)
                                                 ---------------------------------------
Interest capitalized                               22,639         26,937         37,128
Interest amortized                                (25,480)       (24,893)       (18,508)
                                                 ---------------------------------------
   Net impact on consolidated pretax income      $ (2,841)      $  2,044       $ 18,620
                                                 ---------------------------------------


NOTE 5. Investments in Unconsolidated Joint Ventures
--------------------------------------------------------------------------------

The Company participates in a number of joint ventures in which it has less than a controlling interest. These joint ventures are based primarily in New Mexico and France and are engaged in the development, construction and sale of residential properties and commercial projects. Combined condensed financial information concerning the Company's unconsolidated joint venture activities follows:

                                                            November 30,
                                                     ---------------------------
In thousands                                           1997               1996
                                                     ---------------------------
Cash                                                 $  3,376           $  5,449
Receivables                                             7,532              6,112
Inventories                                            18,421            121,802
Other assets                                              183                168
                                                     ---------------------------
   Total assets                                      $ 29,512           $133,531
                                                     ---------------------------
Mortgages and notes payable                          $  4,528           $116,477
Other liabilities                                       5,549              8,583
Equity of:
   The Company                                          6,338              8,312
   Others                                              13,097                159
                                                     ---------------------------
   Total liabilities and equity                      $ 29,512           $133,531
                                                     ---------------------------

The joint ventures finance land and inventory investments primarily through a variety of borrowing arrangements. The Company typically does not guarantee these financing arrangements.

                                                     Years Ended November 30,
                                            -----------------------------------------
In thousands                                  1997            1996            1995
                                            -----------------------------------------
Revenues                                    $ 98,183        $  6,678        $ 33,917
Cost of sales                                (94,901)         (8,232)        (49,289)
Other expenses, net                           (6,147)        (13,207)         (5,108)
                                            -----------------------------------------
   Total pretax loss                        $ (2,865)       $(14,761)       $(20,480)
                                            -----------------------------------------
   The Company's share of pretax loss       $    (53)       $ (2,148)       $ (3,475)
                                            -----------------------------------------

The Company's share of pretax loss includes management fees earned from the unconsolidated joint ventures.

NOTE 6. Mortgages and Notes Payable
--------------------------------------------------------------------------------

CONSTRUCTION Mortgages and notes payable consisted of the following (interest rates are as of November 30):

                                                                                           November 30,
                                                                                     ----------------------
In thousands                                                                            1997         1996
                                                                                     ----------------------
Unsecured domestic borrowings with banks due within one year (6 5/8% in 1996)                      $30,400
Unsecured French borrowings (4% to 5 3/8% in 1997 and 4 1/10% to 4 1/2%  in 1996)      $9,045        6,617
Mortgages and land contracts due to land sellers and other loans
  (8 1/10% to 11% in 1997 and 7% to 30 7/10% in 1996)                                  14,294        7,243
Senior notes due 1999 at 10 3/8%                                                                   100,000
Senior notes due 2004 at 7 3/4%                                                       175,000
Senior subordinated notes due 2003 at 9 3/8%                                          174,085      173,961
Senior subordinated notes due 2006 at 9 5/8%                                          124,445      124,408
                                                                                     ----------------------
   Total mortgages and notes payable                                                 $496,869     $442,629
                                                                                     ----------------------


On April 21, 1997, the Company entered into a $500,000,000 domestic unsecured revolving credit agreement (the "Revolving Credit Facility") with various banks. The Revolving Credit Facility is comprised of a $400,000,000 revolving credit facility scheduled to expire on April 30, 2001 and a $100,000,000 364-day revolving credit facility. Upon expiration, the $100,000,000 revolving credit facility is renewable at the lenders' option or may be converted, at the Company's option, to a term loan expiring on April 30, 2001. Under the Revolving Credit Facility, $500,000,000 remained committed and $488,361,000 was available for the Company's future use at November 30, 1997. The Revolving Credit Facility provides for interest on borrowings at either the applicable bank reference rate or the London Interbank Offered Rate plus an applicable spread and an annual commitment fee based on the unused portion of the commitment.

Under the terms of the Revolving Credit Facility, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. Under the conditions of the agreement, retained earnings of $54,703,000 were available for payment of cash dividends or stock repurchases at November 30, 1997.

The Company's French subsidiaries have lines of credit with various banks which totaled $63,231,000 at November 30, 1997 and have various committed expiration dates through September 1999. These lines of credit provide for interest on borrowings at either the French Federal Funds Rate or the Paris Interbank Offered Rate plus an applicable spread.

The weighted average interest rate on aggregate unsecured borrowings, excluding the senior and senior subordinated notes, was 4 3/10% and 6 2/10% at November 30, 1997 and 1996, respectively.

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

On October 29, 1996, the Company filed a universal shelf registration statement (the "1996 Shelf Registration") with the Securities and Exchange Commission for up to $300,000,000 of the Company's debt and equity securities. The Company's previously outstanding shelf registration for debt securities in the amount of $100,000,000 was subsumed within the 1996 Shelf Registration. On November 14, 1996, the Company utilized the 1996 Shelf Registration to issue $125,000,000 of 9 5/8% senior subordinated notes at 99.525%. The notes, which are due November 15, 2006 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole or in part, at 104.8125% of their principal amount beginning November 15, 2001, and thereafter at prices declining annually to 100% on and after November 15, 2004.

On September 4, 1997, the Company completed the optional redemption of its $100,000,000 principal amount of 10 3/8% senior notes due in 1999. The Company used borrowings under its Revolving Credit Facility to retire the entire $100,000,000 of senior notes at 100% of the principal amount of the notes, together with accrued and unpaid interest.

On October 14, 1997, pursuant to the 1996 Shelf Registration, the Company issued $175,000,000 of 7 3/4% senior notes at 100% of the principal amount of the notes. The notes, which are due October 15, 2004 with interest payable semi-annually, represent unsecured obligations of the Company and rank pari passu in right of payment with all other senior unsecured indebtedness of the Company. The notes are not redeemable by the Company prior to stated maturity. This offering resulted in the issuance of all available securities under the 1996 Shelf Registration.

The 7 3/4% senior notes and 9 3/8% and 9 5/8% senior subordinated notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments, create certain liens, engage in mergers, consolidations, or sales of assets, or engage in certain transactions with officers, directors and employees.

Principal payments on senior and senior subordinated notes, mortgages, land contracts and other loans are due as follows: 1998, $11,817,000; 1999, $2,350,000; 2000, $108,000; 2001, $19,000; 2002, $0; and thereafter,
$473,530,000.

Assets (primarily inventories) having a carrying value of approximately $23,259,000 are pledged to collateralize mortgages, land contracts and other secured loans.

On December 5, 1997, the Company filed a new universal shelf registration statement with the Securities and Exchange Commission for up to $500,000,000 of the Company's debt and equity securities. This universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, and/or warrants to purchase such securities. The registration was declared effective on December 16, 1997, and no securities have been issued thereunder.

Mortgage Banking Notes payable included the following (interest rates are as of November 30):

                                                                                            November 30,
                                                                                        ---------------------
In thousands                                                                             1997         1996
                                                                                        ---------------------
Notes payable secured by trust deed notes (6% in 1997)                                  $200,828
Advances under asset-backed commercial paper facility (5 7/10% in 1996)                              $ 74,000
Advances under mortgage loan purchase and interim servicing agreement (6 1/5% in 1996)                 60,956
                                                                                        ---------------------
   Total notes payable                                                                  $200,828     $134,956
                                                                                        ---------------------

First mortgages receivable are financed through a $250,000,000 revolving mortgage warehouse agreement (the "Mortgage Warehouse Facility"). Prior to entering into the Mortgage Warehouse Facility on February 24, 1997, the Company's mortgage banking subsidiary obtained financing under a $120,000,000 asset-backed commercial paper facility and a $100,000,000 Mortgage Loan Purchase and Interim Servicing Agreement. The Mortgage Warehouse Facility, which expires on February 23, 2000, provides for an annual fee based on the committed balance of the facility and provides for interest at either the Federal Funds Rate or the London Interbank Offered Rate plus an applicable spread on amounts borrowed.

The amount outstanding under the Mortgage Warehouse Facility is secured by a borrowing base, which includes certain mortgage loans held under commitment of sale and is repayable from proceeds on the sale of first mortgages. There are no compensating balance requirements under the facility. The terms of the Mortgage Warehouse Facility include financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios and a minimum tangible net worth.

Collateralized mortgage obligations represent bonds issued to third parties which are collateralized by mortgage-backed securities with substantially the same terms. At both November 30, 1997 and 1996, the collateralized mortgage obligations bore interest at rates ranging from 8% to 12 1/4% with stated original principal maturities ranging from 3 to 30 years. Actual maturities are dependent on the rate at which the underlying mortgage-backed securities are repaid. No collateralized mortgage obligations have been issued since 1988.

Note 7. Fair Values of Financial Instruments
--------------------------------------------------------------------------------

The estimated fair values of financial instruments have been determined based on available market information and appropriate valuation methodologies. However, judgement is necessarily required in interpreting market data to develop the estimates of fair value. In that regard, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying values and estimated fair values of the Company's financial instruments, except for those financial instruments for which the carrying values approximate fair values, are summarized as follows:

                                                                             November 30,
                                                          ------------------------------------------------
                                                                   1997                      1996
                                                          ------------------------------------------------
                                                          Carrying     Estimated     Carrying    Estimated
In thousands                                                 Value    Fair Value        Value   Fair Value
                                                          ------------------------------------------------
Construction:
   Financial liabilities
     10 3/8% Senior notes                                                            $100,000     $102,800
      7 3/4% Senior notes                                 $175,000      $173,688
      9 3/8% Senior subordinated notes                     174,085       182,158      173,961      177,415
      9 5/8% Senior subordinated notes                     124,445       131,988      124,408      125,375
Mortgage banking:
   Financial assets
      Mortgage-backed securities                            63,957        68,739       73,352       77,743
   Financial liabilities
      Collateralized mortgage obligations secured by
         mortgage-backed securities                         60,058        67,451       68,381       77,979
                                                          --------      --------     --------     --------

The Company used the following methods and assumptions in estimating fair values:

Cash and cash equivalents; first mortgages held under commitment of sale and other receivables; borrowings under the Revolving Credit Facility, French lines of credit and Mortgage Warehouse Facility: The carrying amounts reported approximate fair values.

Senior notes and senior subordinated notes: The fair values of the Company's senior notes and senior subordinated notes are estimated based on quoted market prices.

Mortgage-backed securities and collateralized mortgage obligations secured by mortgage-backed securities: The fair values of these financial instruments are estimated based on quoted market prices for the same or similar issues.

Note 8. Commitments and Contingencies
--------------------------------------------------------------------------------

Commitments and contingencies include the usual obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business. The Company is also involved in litigation incidental to its business, the disposition of which should have no material effect on the Company's financial position or results of operations.

Note 9. Stockholders' Equity
--------------------------------------------------------------------------------

Preferred Stock On January 11, 1989, the Company adopted a Stockholder Rights Plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of a new Series A Participating Cumulative Preferred Stock at a price of $30.00, subject to certain antidilution provisions. The rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person or group has acquired 20% or more of the aggregate votes entitled from all shares of common stock or (ii) 10 days following the commencement of a tender offer for 20% or more of the aggregate votes entitled from all shares of common stock. In the event the Company is acquired in a merger or other business combina-tion transaction, or 50% or more of the Company's assets or earning power is sold, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercisable price of the right. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.01 per right. Unless previously redeemed, the rights will expire on March 7, 1999. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends.

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

Note 10. Employee Benefit and Stock Plans
--------------------------------------------------------------------------------

Benefits are provided to most employees under the Company's 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $2,081,000 in 1997, $1,867,000 in 1996 and $1,795,000 in 1995.

The Company's 1988 Employee Stock Plan (the "1988 Plan") provides that stock options, associated limited stock appreciation rights, restricted shares of common stock, stock units and other securities may be awarded to eligible individuals for periods of up to 15 years. The 1988 Plan is the Company's primary existing employee stock plan. The Company also has the Performance-Based Incentive Plan for Senior Management (the "Incentive Plan") which provides for the same awards as may be made under the 1988 Plan, but requires that such awards be subject to certain conditions which are designed to assure that annual compensation paid in excess of $1,000,000 to participating executives is tax deductible for the Company.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), issued in October 1995, established financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for its stock options. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                        Years Ended November 30,
                                                        ------------------------
In thousands, except per share amounts                      1997         1996
                                                         --------------------
Net income (loss)-- as reported                          $58,230     $(61,244)
Net income (loss)-- pro forma                             57,463      (61,757)
Earnings (loss) per share-- as reported                     1.45        (1.54)
Earnings (loss) per share-- pro forma                       1.44        (1.56)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997 and 1996, respectively: a risk free interest rate of 5.84% and 5.88%, an expected volatility factor for the market price of the Company's common stock of 34.62% and 40.06%; a dividend yield of 1.38% and 2.33% and an expected life of 4 years and 6 years. The weighted average fair value of options granted in 1997 and 1996 was $3.68 and $4.48, respectively.

Stock option transactions are summarized as follows:

                                     1997                         1996                       1995
                            ------------------------------------------------------------------------------
                                          Weighted                    Weighted                    Weighted
                                           Average                     Average                     Average
                                          Exercise                    Exercise                    Exercise
                              Options        Price        Options        Price        Options        Price
                            ------------------------------------------------------------------------------
Options outstanding at
   beginning of year        2,830,268       $10.00      2,406,718        $9.30      2,044,718        $8.75
Granted                       387,000       $14.07        665,000       $14.21        512,000       $12.85
Exercised                    (169,183)      $12.10        (37,100)      $10.12        (17,000)       $5.56
Cancelled                    (300,767)      $14.25       (204,350)      $15.38       (133,000)      $14.15
                            ------------------------------------------------------------------------------
Options outstanding at
   end of year              2,747,318        $9.98      2,830,268       $10.00      2,406,718        $9.30
                            ------------------------------------------------------------------------------
Options exercisable at
   end of year              1,816,346        $7.92      1,732,468        $7.54      1,646,768        $7.21
                            ------------------------------------------------------------------------------
Options available for grant
   at end of year           1,776,998                   1,863,431                   2,268,581
                            ---------                   ---------                   ---------


Stock options outstanding at November 30, 1997 are as follows:

                                                  Options Outstanding                 Options Exercisable
                                         -----------------------------------------------------------------
                                                         Weighted
                                                          Average     Weighted                    Weighted
                                                        Remaining      Average                     Average
                                                      Contractual     Exercise                    Exercise
Range of Exercise Price                    Options           Life        Price        Options        Price
                                         -----------------------------------------------------------------
$ 3.50 to $ 5.50                         1,218,118           5.48        $4.66      1,218,118        $4.66
$ 7.06 to $13.125                          487,500          12.03       $12.44        203,628       $11.75
$13.88 to $14.50                           529,400          12.60       $14.20        180,400       $14.47
$14.56 to $19.06                           512,300          12.03       $15.95        214,200       $17.28
                                         -----------------------------------------------------------------
$ 3.50 to $19.06                         2,747,318           9.24        $9.98      1,816,346        $7.92
                                         -----------------------------------------------------------------

The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax benefit, if any, is recorded as additional paid-in capital.

In 1991, the Board of Directors approved the issuance of restricted stock awards under the 1988 Plan of up to an aggregate 600,000 shares of common stock to certain officers and key employees. Restrictions lapse each year through May 10, 2005 on specified portions of the shares awarded to each participant so long as the participant has remained in the continuous employ of the Company. Restricted shares outstanding at the end of the year totaled 226,668 in 1997, 255,001 in 1996 and 345,834 in 1995.

Note 11. Income Taxes
--------------------------------------------------------------------------------
The components of pretax income (loss) are as follows:

                                                             Years Ended November 30,
                                                        ---------------------------------
In thousands                                               1997         1996         1995
                                                        ---------------------------------
Domestic                                                $87,545     $(51,399)     $45,393
Foreign                                                   3,485      (44,345)          66
                                                        ---------------------------------
   Total pretax income (loss)                           $91,030     $(95,744)     $45,459
                                                        ---------------------------------


The components of income taxes are as follows:

In thousands                                Total       Federal        State      Foreign
                                         ------------------------------------------------
1997
Currently payable                         $35,159       $28,254       $4,847       $2,058
Deferred                                   (2,359)       (1,892)                     (467)
                                         ------------------------------------------------
   Total                                  $32,800       $26,362       $4,847       $1,591
                                         ------------------------------------------------

1996
Currently payable                          $5,659       $17,013      $(7,003)     $(4,351)
Deferred                                  (40,159)      (28,754)                  (11,405)
                                         ------------------------------------------------
   Total                                 $(34,500)     $(11,741)     $(7,003)    $(15,756)
                                         ------------------------------------------------

1995
Currently payable                         $22,569       $16,700      $ 2,634       $3,235
Deferred                                   (6,169)       (3,729)                   (2,440)
                                         ------------------------------------------------
   Total                                  $16,400       $12,971      $ 2,634         $795
                                         ------------------------------------------------

Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                          November 30,
                                                                      --------------------
In thousands                                                             1997         1996
                                                                      --------------------
Deferred tax liabilities:
   Installment sales                                                  $ 2,372      $   831
   Bad debt and other reserves                                            333          463
   Capitalized expenses                                                17,789       18,311
   Partnerships and joint ventures                                      2,712        3,718
   Computer equipment leases                                              432          439
   Repatriation of foreign subsidiaries                                11,785       13,481
   Other                                                                3,314        4,725
                                                                      --------------------
      Total deferred tax liabilities                                   38,737       41,968
                                                                      --------------------
Deferred tax assets:
   Warranty, legal and other accruals                                  12,394       10,943
   Depreciation and amortization                                        4,764        2,542
   Capitalized expenses                                                 6,684        7,576
   Non-cash charge for impairment of long-lived assets                 13,307       17,096
   Foreign tax credits                                                 11,603       13,254
   Net operating losses                                                 1,099        1,557
   Other                                                               10,674        5,760
                                                                      --------------------
      Total deferred tax assets                                        60,525       58,728
                                                                      --------------------
         Net deferred tax assets                                      $21,788      $16,760
                                                                      --------------------

Net operating loss carryforwards expire in 1999, 2000 and 2001. The Company expects that the entire deferred tax benefit of the tax loss carryforwards will be recognized in future periods.

Income taxes computed at the statutory United States federal income tax rate and income tax expense provided in the financial statements differ as follows:

                                                                  Years Ended November 30,
                                                              ---------------------------------
In thousands                                                     1997         1996         1995
                                                              ---------------------------------
Amount computed at statutory rate                             $31,861     $(33,510)     $15,911
Increase (decrease) resulting from:
   State taxes, net of  federal income tax benefit              3,150       (4,552)       1,712
   Differences in foreign tax rates                              (885)        (167)       2,042
   Intercompany dividends                                         352        1,170
   Affordable housing credits                                  (2,046)      (2,024)      (2,387)
   Other, net                                                     368        4,583         (878)
                                                              ---------------------------------
      Total                                                   $32,800     $(34,500)     $16,400
                                                              ---------------------------------

The Company has commitments to invest $7,691,000 over seven years in affordable housing partnerships which are scheduled to provide tax credits.

The Company had foreign tax credit carryforwards at November 30, 1997 of $4,074,000 for United States federal income tax purposes which expire in 1998 through 2002.

The undistributed earnings of foreign subsidiaries, which the Company plans to invest indefinitely and for which no United States federal income taxes have been provided, totaled $17,592,000 at November 30, 1997. If these earnings were currently distributed, the resulting withholding taxes payable would be $878,000.

Note 12. Geographical and Segment Information
--------------------------------------------------------------------------------

Geographical and segment information follows:

                                                                           Operating
                                                                              Income  Identifiable
In thousands                                                   Revenues        (Loss)       Assets
                                                             -------------------------------------
1997
Construction:
   California                                                $  993,921     $ 65,554    $  717,949
   Other United States                                          670,590       34,166       283,794
   Foreign                                                      179,103        2,031       132,118
                                                             -------------------------------------
Total construction                                            1,843,614      101,751     1,133,861
Mortgage banking                                                 32,657       14,508       285,130
                                                             -------------------------------------
   Total                                                     $1,876,271     $116,259    $1,418,991
                                                             -------------------------------------

1996
Construction:
   California                                                $1,057,980     $ 65,308    $  620,823
   Other United States                                          516,921       33,251       234,959
   Foreign                                                      179,246          120       144,377
   Non-cash charge for impairment of long-lived assets*                     (170,757)
                                                             -------------------------------------
Total construction                                            1,754,147      (72,078)    1,000,159
Mortgage banking                                                 31,758       12,740       243,335
                                                             -------------------------------------
    Total                                                    $1,785,905     $(59,338)   $1,243,494
                                                             -------------------------------------

1995
Construction:
   California                                                $  971,132     $ 51,428    $  852,753
   Other United States                                          246,958       12,308       139,875
   Foreign                                                      148,776        1,795       276,580
                                                             -------------------------------------
Total construction                                            1,366,866       65,531     1,269,208
Mortgage banking                                                 29,660        9,348       304,971
                                                             -------------------------------------
   Total                                                     $1,396,526     $ 74,879    $1,574,179
                                                             -------------------------------------

*The $170.8 million pretax non-cash charge for impairment of long-lived assets was recorded in the geographic regions as follows: California $112.1 million; France $43.5 million; and Other $15.2 million.

Note 13. Quarterly Results (unaudited)
--------------------------------------------------------------------------------

Quarterly results for the years ended November 30, 1997 and 1996 follow:

In thousands, except per share amounts              First        Second        Third       Fourth
                                                 ------------------------------------------------
1997
Revenues                                         $346,384      $414,202     $468,776     $646,909
Operating income                                   14,266        23,629       29,595       48,769
Pretax income                                       6,944        16,705       23,763       43,618
Net income                                          4,444        10,705       15,163       27,918
Earnings per share                                    .11           .27          .38          .69
                                                 ------------------------------------------------

-------------------------------------------------------------------------------------------------

1996
Revenues                                         $302,475      $481,927     $480,988     $520,515
Operating income (loss)*                           14,067      (142,380)      29,152       39,823
Pretax income (loss)*                               6,386      (153,882)      20,667       31,085
Net income (loss)*                                  4,086       (98,482)      13,267       19,885
Earnings (loss) per share*                            .10         (2.47)         .33          .50
                                                 ------------------------------------------------


*Reflects a $170.8 million pretax non-cash charge for impairment of long-lived assets recorded in the second quarter of 1996.

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Kaufman and Broad Home
Corporation:

We have audited the accompanying consolidated balance sheets of Kaufman and Broad Home Corporation as of November 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaufman and Broad Home Corporation at November 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.


/s/ ERNST & YOUNG LLP

Los Angeles, California
January 2, 1998


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


/s/ MICHAEL F. HENN

Michael F. Henn
Senior Vice President and Chief Financial Officer
January 2, 1998

STOCKHOLDER INFORMATION

                                            1997                     1996
                                     -------------------------------------------
Common Stock Prices                     High        Low          High        Low
                                     -------------------------------------------
First Quarter                        $14 5/8    $11 3/4       $16 7/8    $12 3/4
Second Quarter                        15 1/4     12 7/8        16 3/8     13 3/8
Third Quarter                         22 1/8     14 3/4        15         11 1/4
Fourth Quarter                        23 1/8     18 15/16      13 5/8     11 3/4
                                     -------------------------------------------


Dividend Data

Kaufman and Broad Home Corporation paid a quarterly cash dividend of $.075 per common share in 1997 and 1996.

Annual Stockholders' Meeting

The annual stockholders' meeting will be held at the Company's offices at 10990 Wilshire Boulevard, Seventh Floor, in Los Angeles, California, at 9:00 a.m. on Thursday, April 2, 1998.

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

Company Information

News and earnings releases may be obtained at no charge by facsimile. Call 1-888-KBH-NYSE toll free. Company information can also be obtained on-line through Company News On Call at http://www.prnewswire.com.

Headquarters

Kaufman and Broad Home Corporation
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
(310) 231-4222 Fax
Internet address: kaufmanandbroad.com

A contribution was made to Habitat for Humanity by Kaufman and Broad on behalf of the Future in Focus participants.

                             LIST OF EXHIBITS FILED

                                                                                 SEQUENTIAL
EXHIBIT                                                                             PAGE
NUMBER                               DESCRIPTION                                   NUMBER
------    ------------------------------------------------------------------   ---------------
10.14     $500,000,000 1997 Revolving Loan Agreement dated April 21, 1997 by and among the Company, Bank of America National Trust and Savings
          Association, as administrative agent, co-syndication agent and managing agent, NationsBank of Texas, N.A., as syndication agent and managing agent, Credit Lyonnais Los Angeles Branch, as documentation agent and managing agent, Guaranty Federal Bank
          F.S.B., Societe Generale and Union Bank of California, N.A., as
          co-agents, and the other banks listed therein.....................
10.15     Kaufman and Broad France Incentive Plan...........................
   11     Statement of Computation of Per Share Earnings (Loss).............
   13     Pages 44 through 78 and page 82 of the Company's 1997
          Annual Report to Stockholders.....................................
   22     Subsidiaries of the Company.......................................
   24     Consent of Independent Auditors...................................
   27     Financial Data Schedule...........................................