Form 10-Q
period 1998-02-28
KAUFMAN & BROAD HOME CORP
filed 1998-04-15
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 1998.

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

     Common stock, par value $1.00 per share, 39,228,777 shares outstanding

                       KAUFMAN AND BROAD HOME CORPORATION
                                    FORM 10-Q
                                      INDEX



                                                                                 PAGE
                                                                               NUMBER(S)
                                                                               ---------
PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Statements of Income -
             Three Months ended February 28, 1998 and 1997                         3

             Consolidated Balance Sheets -
             February 28, 1998 and November 30, 1997                               4

             Consolidated Statements of Cash Flows -
             Three Months ended February 28, 1998 and 1997                         5

             Notes to Consolidated Financial Statements                           6-7

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       8-13


PART II.  OTHER INFORMATION

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  14

    ITEM 5.  OTHER INFORMATION                                                    14

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     14


SIGNATURES                                                                        15


INDEX OF EXHIBITS                                                                 16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts - Unaudited)


                                                  Three Months Ended February 28,
                                                  -------------------------------
                                                        1998            1997
                                                     ---------       ---------
TOTAL REVENUES                                       $ 426,245       $ 347,246
                                                     =========       =========

CONSTRUCTION:
   Revenues                                          $ 417,309       $ 339,635
   Construction and land costs                        (344,879)       (279,588)
   Selling, general and administrative expenses        (57,243)        (48,301)
                                                     ---------       ---------
      Operating income                                  15,187          11,746

   Interest income                                       1,522           1,087
   Interest expense, net of amounts capitalized         (7,137)         (8,396)
   Minority interests in pretax income of
      consolidated joint ventures                         (259)            (53)
   Equity in pretax income of
      unconsolidated joint ventures                        249              40
                                                     ---------       ---------
   Construction pretax income                            9,562           4,424
                                                     ---------       ---------

MORTGAGE BANKING:
   Revenues:
      Interest income                                    3,662           3,609
      Other                                              5,274           4,002
                                                     ---------       ---------
                                                         8,936           7,611

   Expenses:
      Interest                                          (3,579)         (3,246)
      General and administrative                        (2,221)         (1,845)
                                                     ---------       ---------
   Mortgage banking pretax income                        3,136           2,520
                                                     ---------       ---------
TOTAL PRETAX INCOME                                     12,698           6,944
Income taxes                                            (4,600)         (2,500)
                                                     ---------       ---------
NET INCOME                                           $   8,098       $   4,444
                                                     =========       =========
BASIC EARNINGS PER SHARE                             $     .21       $     .11
                                                     =========       =========
DILUTED EARNINGS PER SHARE                           $     .20       $     .11
                                                     =========       =========
BASIC AVERAGE SHARES OUTSTANDING                        39,074          38,829
                                                     =========       =========
DILUTED AVERAGE SHARES OUTSTANDING                      40,589          39,692
                                                     =========       =========
CASH DIVIDENDS PER COMMON SHARE                      $    .075       $    .075
                                                     =========       =========

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)

                                                           February 28,       November 30,
                                                               1998               1997
                                                           -----------        -----------
ASSETS

CONSTRUCTION:
   Cash and cash equivalents                               $    33,968        $    66,343
   Trade and other receivables                                 153,944            169,988
   Inventories                                                 838,270            790,243
   Investments in unconsolidated joint ventures                  5,629              6,338
   Goodwill                                                     29,300             31,283
   Other assets                                                 77,914             69,666
                                                           -----------        -----------
                                                             1,139,025          1,133,861
                                                           -----------        -----------
MORTGAGE BANKING:
   Cash and cash equivalents                                     7,243              1,899
   Receivables:
      First mortgages and mortgage-backed securities            69,561             71,976
      First mortgages held under commitment of
        sale and other receivables                             153,326            208,254
   Other assets                                                  3,056              3,001
                                                           -----------        -----------
                                                               233,186            285,130
                                                           -----------        -----------
TOTAL ASSETS                                               $ 1,372,211        $ 1,418,991
                                                           ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
   Accounts payable                                        $   144,983        $   163,646
   Accrued expenses and other liabilities                      111,151            105,376
   Mortgages and notes payable                                 513,313            496,869
                                                           -----------        -----------
                                                               769,447            765,891
                                                           -----------        -----------
MORTGAGE BANKING:
   Accounts payable and accrued expenses                         5,487              7,300
   Notes payable                                               148,426            200,828
   Collateralized mortgage obligations secured
      by mortgage-backed securities                             58,489             60,058
                                                           -----------        -----------
                                                               212,402            268,186
                                                           -----------        -----------
Minority interests in consolidated joint ventures                2,021              1,858
                                                           -----------        -----------
Common stock                                                    39,229             38,997
Paid-in capital                                                187,711            186,086
Retained earnings                                              165,117            159,960
Cumulative foreign currency translation adjustments             (3,716)            (1,987)
                                                           -----------        -----------
   TOTAL STOCKHOLDERS' EQUITY                                  388,341            383,056
                                                           -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 1,372,211        $ 1,418,991
                                                           ===========        ===========

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)

                                                            Three Months Ended February 28,
                                                            -------------------------------
                                                                 1998            1997
                                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  8,098        $  4,444
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Equity in pretax income of
            unconsolidated joint ventures                          (249)            (40)
         Minority interests in pretax income of
           consolidated joint ventures                              259              53
         Amortization of discounts and issuance costs               483             443
         Depreciation and amortization                            3,217           2,934
         Provision for deferred income taxes                     (1,235)         (3,435)
         Change in:
           Receivables                                           70,896          49,596
           Inventories                                          (43,303)         20,405
           Accounts payable, accrued expenses
              and other liabilities                             (14,701)        (57,694)
           Other, net                                            (4,765)         (4,938)
                                                               --------        --------
Net cash provided by investing activities                        18,700          11,768
                                                               --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in unconsolidated joint ventures                     958             647
   Net sales (originations) of mortgages held
      for long-term investment                                      501             (91)
   Payments received on first mortgages
      and mortgage-backed securities                              2,152           2,127
   Other, net                                                    (3,610)            (10)
                                                               --------        --------
Net cash provided by investing activities                             1           2,673
                                                               --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on credit agreements and other
      short-term borrowings                                     (33,020)         (6,170)
   Payments on collateralized mortgage obligations               (1,969)         (1,815)
   Payments on mortgages, land contracts and other loans         (7,706)         (2,101)
   Payments to minority interests in
      consolidated joint ventures                                   (96)           (147)
   Payments of cash dividends                                    (2,941)         (2,911)
                                                               --------        --------
                                                                (45,732)        (13,144)
                                                               --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (27,031)          1,297
Cash and cash equivalents at beginning of period                 68,242           9,781
                                                               --------        --------
Cash and cash equivalents at end of period                     $ 41,211        $ 11,078
                                                               ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Interest paid, net of amounts capitalized                   $    448        $  2,713
                                                               ========        ========
   Income taxes paid                                           $    379        $  1,034
                                                               ========        ========
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Cost of inventories acquired through seller financing       $  4,724        $      0
                                                               ========        ========

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 1997 contained in the Company's 1997 Annual Report to Stockholders.

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of February 28, 1998, the results of its consolidated operations for the three months ended February 28, 1998 and 1997, and its consolidated cash flows for the three months ended February 28, 1998 and 1997. The results of operations for the three months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1997 has been taken from the audited financial statements as of that date.


2. Inventories

   Inventories consist of the following (in thousands):

                                                February 28,   November 30,
                                                   1998           1997
                                                 --------       --------
Homes, lots and improvements in production       $603,728       $605,227
Land under development                            234,542        185,016
                                                 --------       --------
   Total inventories                             $838,270       $790,243
                                                 ========       ========

   The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

                                               Three months ended February 28,
                                               -------------------------------
                                                    1998            1997
                                                  --------        --------
Interest incurred                                 $ 12,353        $ 13,173
Interest expensed                                   (7,137)         (8,396)
                                                  --------        --------
Interest capitalized                                 5,216           4,777
Interest amortized                                  (6,925)         (5,742)
                                                  --------        --------
   Net impact on consolidated pretax income       $ (1,709)       $   (965)
                                                  ========        ========


3. Earnings Per Share

   During the quarter ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share on an international basis. Basic earnings per share is calculated by dividing net income by the average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of shares outstanding including dilutive stock options using the treasury stock method. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. Earnings Per Share (continued)

   the SFAS No. 128 requirements. The following table presents the effects of dilutive common stock options (in thousands):

                                                         Three months ended February 28,
                                                         -------------------------------
                                                              1998            1997
                                                             ------          ------
Basic average shares outstanding                             39,074          38,829
Net effect of stock options assumed to be exercised           1,515             863
                                                             ------          ------
   Diluted average shares outstanding                        40,589          39,692
                                                             ======          ======


4. Shelf Registration

   On December 5, 1997, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for up to $500 million of the Company's debt and equity securities. This universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, and/or warrants to purchase such securities. The registration was declared effective on December 16, 1997, and no securities have been issued thereunder.


5. Subsequent Events

   During the second quarter of 1998, the Company acquired three privately held home builders with regional operations in certain key Southwestern markets. On March 19, 1998, the Company acquired all of the issued and outstanding capital stock of Houston-based Hallmark Residential Group, Inc. ("Hallmark") for approximately $54 million, including the assumption of debt. Hallmark builds single family homes in Houston, San Antonio and Austin, Texas under the trade names of Dover Homes and Ideal Builders. The Company acquired substantially all of the assets of Denver-based PrideMark Homebuilding Group ("PrideMark") on March 23, 1998 for approximately $65 million, including the assumption of trade liabilities and debt. PrideMark builds single family homes in Denver, Colorado. On April 9, 1998, the Company acquired all of the issued and outstanding capital stock of Estes Homebuilding Co. ("Estes") for approximately $48 million, including the assumption of debt. Estes builds single family homes in Phoenix and Tucson, Arizona.

   The acquisitions of Hallmark, PrideMark and Estes were financed by borrowings under the Company's domestic unsecured revolving credit facility. These acquisitions will be accounted for under the purchase method and the results of their operations will be included in the Company's consolidated financial statements from the date of acquisition. The purchase prices will be allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. Any excess of the purchase prices over the net assets acquired will be allocated to goodwill.


6. Reclassification

   Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 1998 presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

   OVERVIEW
   Total revenues for the three months ended February 28, 1998 increased 22.8% to $426.2 million from $347.2 million for the quarter ended February 28, 1997 due to higher housing and mortgage banking revenues, partially offset by lower land revenues. Net income for the first quarter of 1998 increased to $8.1 million or $.20 per share from $4.4 million or $.11 per share for the same period a year ago. The increase in net income was principally driven by significantly higher unit deliveries, an improved operating income margin and lower interest expense, as well as an increase in mortgage banking pretax income. Despite a modest adverse impact on first quarter California deliveries related to severe rains, Company-wide housing revenues for the first quarter of 1998 increased 24.1% from the year-earlier period reflecting a 24.7% increase in unit deliveries, partially offset by a .5% decline in average selling price. Mortgage banking pretax income increased 24.4% in the first three months of 1998 compared to the first three months of 1997 primarily due to a higher volume of loan closings.


   CONSTRUCTION
   Revenues increased by $77.7 million, or 22.9%, to $417.3 million in the first quarter of 1998 from $339.6 million in the first quarter of 1997 due to an increase in housing revenues, partially offset by lower land revenues. Housing revenues for the period increased by $80.3 million to $414.2 million from $333.9 million in the year-earlier period as a result of a 24.7% increase in unit deliveries, partly offset by a .5% decline in average selling price. Housing revenues in the United States rose to $379.6 million on 2,363 unit deliveries in the first three months of 1998, compared to $313.8 million on 2,016 units in the first three months of 1997, reflecting increased housing revenues from both California and Other U.S. operations. California housing revenues for the first quarter of 1998 rose 18.9% to $218.6 million on 1,022 unit deliveries from $183.8 million on 914 unit deliveries in the year-earlier period. California unit deliveries increased 11.8% in the first quarter of 1998 from the first quarter of 1997 despite a 16.9% decrease in the average number of active communities and severe "El Nino" rains during the quarter. While the impact of El Nino rains on the Company's California deliveries in the first quarter of 1998 was only modest, these weather conditions are expected to continue to affect deliveries in the second quarter of 1998. Housing revenues from Other U.S. operations rose 23.8% to $161.0 million in the first quarter of 1998 from $130.0 million in the first quarter of 1997. Other U.S. deliveries increased 21.7% to 1,341 units in the first quarter of 1998 from 1,102 units in the first quarter of 1997 as a result of a 38.5% increase in the average number of active communities. Revenues from French housing operations during the first quarter of 1998 increased to $32.8 million on 260 unit deliveries from $17.4 million on 83 units in the prior year's quarter primarily due to the inclusion of operations of Paris-based SMCI, acquired in the third quarter of 1997.

   During the first quarter of 1998, the Company's overall average selling price decreased .5% to $157,600 from $158,400 in the prior year's period. This slight decrease primarily resulted from a lower average selling price in France. The domestic average selling price rose 3.2% to $160,600 in the first quarter of 1998, reflecting a 6.4% increase in the Company's California average selling price to $213,900 from $201,100 and a 1.8% increase in the average selling price in Other U.S. operations to $120,100 from $118,000. These increases occurred as a result of selected increases in sales prices in certain markets, as well as a change in product mix favoring a greater number of higher priced urban in-fill locations and first time move up sales. In France, the average selling price in the first quarter of 1998 fell 39.9% to $126,300 from $210,000 in the year-earlier quarter primarily due to the lower priced unit deliveries from the SMCI developments.

   Revenues from land sales totaled $3.1 million in the first quarter of 1998 compared to $5.8 million in the first quarter of 1997.

   Operating income increased by $3.4 million to $15.2 million in the first quarter of 1998 from $11.8 million in the first quarter of 1997. As a percentage of construction revenues, operating income increased by .1 percentage point to 3.6% in the first quarter of 1998 compared to 3.5% in the first quarter of 1997. Gross profits increased by $12.4 million, or 20.6%, to $72.4 million in the first quarter of 1998 from $60.0 million in the prior year's period. During this same period, housing gross profits increased by $13.8 million to $72.1 million from $58.3 million. Gross profits as a percentage of construction revenues decreased to 17.4% in the first quarter of 1998 from 17.7% in the year-earlier quarter primarily due to a decrease in the Company's housing gross margin to 17.4% from 17.5%. The decrease in the Company's housing gross margin resulted from a lower housing gross margin in California due to the continued sell-through of older, non KB2000 communities, partially offset by an improved gross margin on new KB2000 deliveries. Company-wide land sales generated gross profits of $.3 million and $1.8 million in the first quarter of 1998 and 1997, respectively.

   Selling, general and administrative expenses increased by $8.9 million, or
   18.5 %, to $57.2 million in the three months ended February 28, 1998 from $48.3 million in the corresponding 1997 period. As a percentage of housing revenues, selling, general and administrative expenses improved .7 percentage points to 13.8% in the first quarter of 1998 from 14.5% for the year-earlier period. This improvement was due to the higher volume of deliveries, as well as lower advertising and sales incentives, partially offset by higher sales commissions.

   Interest income totaled $1.5 million in the first quarter of 1998 compared to $1.1 million in the first quarter of 1997, reflecting increases in the interest bearing average balances of short-term investments and mortgages receivable compared to the same period a year ago.

   Interest expense (net of amounts capitalized) decreased by $1.3 million to $7.1 million in the first quarter of 1998 from $8.4 million in the first quarter of 1997. Gross interest incurred in the three months ended February 28, 1998 was $.8 million lower than the year ago period, reflecting a lower average interest rate as a result of more favorable financing terms obtained by the Company due to the redemption of its $100 million 10-3/8% senior notes and the issuance of $175 million of 7-3/4% senior notes in the fourth quarter of 1997. The percentage of interest capitalized during the three months ended February 28, 1998 and 1997 was 42.2% and 36.3%, respectively. These capitalization rates reflect the timing and proportion of land in production during the periods.

   Minority interests in pretax income of consolidated joint ventures totaled $.3 million in the first quarter of 1998 and $.1 million in the first quarter of 1997. Minority interests relate to residential and commercial activities in France. In the first quarters of 1998 and 1997, minority interests related only to residential activities. Minority interests are expected to remain at relatively low levels reflecting the limited opportunities currently available and reasonably expected to be available in the French commercial market as well as the Company's strategy to focus on its French residential development business.

   Equity in pretax income of unconsolidated joint ventures totaled $.2 million in the first quarter of 1998 compared to the essentially break-even results recorded in the first quarter of 1997. The Company's joint ventures recorded combined revenues of $4.6 million in the first three months of 1998 compared to $2.5 million in the corresponding period of 1997. All of the joint venture revenues in the first quarter of 1998 and 1997 were generated from residential properties.


   MORTGAGE BANKING
   Interest income and interest expense increased by $.1 million and $.3 million, respectively, in the first quarter of 1998 compared to the same quarter a year ago. Interest income increased as a result of the higher balance of first mortgages held under commitment of sale and other receivables outstanding during the first quarter of 1998 compared to the prior year's first quarter, while interest expense rose due to the higher balance of notes payable outstanding during the period.

   Other mortgage banking revenues increased by $1.3 million to $5.3 million in the first three months of 1998 from $4.0 million in the first three months of 1997. This increase was primarily the result of higher gains on the sale of servicing rights due to an increased level of mortgage originations resulting from higher unit volume in the United States.

   General and administrative expenses increased by $.4 million to $2.2 million for the quarter ended February 28, 1998 from $1.8 million for the same period a year ago. The increase in general and administrative expenses was primarily due to increased mortgage production volume.

   INCOME TAXES
   Income tax expense totaled $4.6 million in the first quarter of 1998 and $2.5 million in the prior year's first quarter. These amounts represented an effective income tax rate of approximately 36% in both 1998 and 1997.


                         LIQUIDITY AND CAPITAL RESOURCES

   The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. In the first quarter of 1998, net cash used by operating, investing and financing activities totaled $27.0 million compared to $1.3 million provided in the prior year's first quarter.

   Operating activities provided $18.7 million of cash during the first three months of 1998 compared to $11.8 million provided during the same period of 1997. The Company's sources of operating cash in the first quarter of 1998 included a reduction in receivables of $70.9 million and first quarter earnings of $8.1 million. Uses of cash during the first three months of 1998 included net investments of $43.3 million in inventories (excluding $4.7 million of inventories acquired through seller financing) and a $14.7 million decrease in accounts payable, accrued expenses and other liabilities. Inventories increased, primarily in California and Other U.S. operations, as the Company continued its accelerated growth strategy in certain markets. The reduction in receivables related primarily to a lower balance of mortgages held under commitment of sale due to lower mortgage origination volume in the first quarter of 1998 compared to the fourth quarter of 1997.

   Operating activities for the first quarter of 1997 provided $49.6 million from a reduction in receivables, $20.4 million from a reduction in inventories and $4.4 million from first quarter earnings. The cash provided was partially offset by cash used to pay down $57.7 million in accounts payable, accrued expenses and other liabilities. The reduction in receivables related primarily to a decrease in mortgage origination volume in the first quarter of 1997 compared to the fourth quarter of 1996. Inventories decreased, primarily in California, where the Company benefited by remaining selective with regard to new investment in its home state.

   Cash provided by investing activities was essentially zero in the first quarter of 1998 compared to $2.7 million provided in the year-earlier period. In the first quarter of 1998, cash was provided from $2.1 million in proceeds received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral, $1.0 million in distributions related to investments in unconsolidated joint ventures and $.5 million from net sales of mortgages held for long-term investment. The cash provided was offset by $3.6 million used for other investing activities. In the first quarter of 1997, cash was provided from $2.1 million in proceeds received from mortgage-backed securities and $.6 million in distributions related to investments in unconsolidated joint ventures.

   Financing activities in the first three months of 1998 used $45.7 million of cash, while first quarter 1997 financing activities used $13.1 million. In the first quarter of 1998, cash was used for net payments on borrowings of $40.7 million, payments on collateralized mortgage obligations of $2.0 million and cash dividend payments of $2.9 million. Financing activities in 1997's first quarter resulted in net cash outflows due mainly to net payments on borrowings of $8.3 million, payments on collateralized mortgage obligations of $1.8 million and cash dividend payments of $2.9 million.

   As of February 28, 1998, no borrowings were outstanding under the Company's $500 million domestic unsecured revolving credit facility. The Company's French unsecured financing agreements totaling $52.1 million had in the aggregate $23.6 million available at February 28, 1998. In addition, the Company's mortgage banking operation had $101.6 million available under its $250 million mortgage warehouse facility at quarter-end. The Company's financial leverage, as measured by the ratio of debt to total capital, was 56.9% at the end of the 1998 first quarter compared to 58.6% at the end of the 1997 first quarter. Adjusted to reflect the $31.6 million of invested cash at February 28, 1998, the Company's ratio of debt to total capital at the end of the 1998 first quarter was 55.4%. Subsequent to the end of the first quarter of 1998, the Company acquired three homebuilding companies for purchase prices aggregating to approximately $167 million, including the assumption of debt. These acquisitions were financed by the Company's domestic unsecured revolving credit facility.

   On December 5, 1997, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for up to $500 million of the Company's debt and equity securities. The universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, and/or warrants to purchase such securities. The registration was declared effective on December 16, 1997, and no securities have been issued thereunder.

   The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.


                                     OUTLOOK

   The Company's residential backlog as of February 28, 1998 consisted of 5,301 units, representing aggregate future revenues of approximately $799.1 million, up 52.1% and 50.8%, respectively, from 3,486 units, representing aggregate future revenues of approximately $529.8 million, a year ago. The backlog units and value at February 28, 1998 were the highest of any quarter-end backlog in the Company's history. Company-wide net orders for the first three months of 1998 totaled 3,716, up 34.9% compared to the 2,755 net orders in the first three months of 1997.

   The Company's domestic operations accounted for approximately $700.8 million of backlog value on 4,574 units at February 28, 1998, up from approximately $468.7 million on 3,199 units at February 28, 1997, reflecting higher backlogs from both California and Other U.S. operations. Backlog in California increased to approximately $337.4 million on 1,563 units at February 28, 1998 from $219.9 million on 1,017 units at February 28, 1997 as net orders increased 17.8% to 1,269 in the first quarter from 1,077 for the same quarter a year ago. The Company's Other U.S. operations also demonstrated year-over-year growth in backlog levels with approximately $363.3 million in backlog, based on 3,011 units at February 28, 1998, up from $248.8 million on 2,182 units at February 28, 1997, reflecting a 34.9% increase in Other U.S. net orders to 2,062 in the first quarter of 1998 from 1,528 in the year-earlier quarter. The year-over-year growth in total domestic backlog units and value resulted primarily from improved absorption rates and the Company's emphasis on pre-sales. Improved market conditions in California and the success of the Company's communities designed under its KB2000 operational business model also contributed to the increase in backlog levels in the United States. The average number of active communities in the Company's domestic operations for the first quarter of 1998 was up 5.4% from the same quarter a year ago, as a decrease of 16.9% in California was more than offset by an increase of 38.5% in Other U.S operations.

   In France, the value of residential backlog at February 28, 1998 was approximately $89.3 million on 696 units, up from $56.8 million on 272 units a year earlier. The Company's net orders in France increased by 164.3% to 370 in the first quarter of 1998 from 140 net orders in the first quarter of 1997 primarily due to the acquisition of Paris-based SMCI in the third quarter of 1997. The value of backlog associated with the Company's French commercial development activities declined to approximately $4.1 million at February 28, 1998 from $10.6 million at February 28, 1997, reflecting a reduced level of activity.

   In Mexico, the value of residential backlog at February 28, 1998 was approximately $9.1 million on 31 units compared to $4.3 million on 15 units at February 28, 1997. Operations in Mexico generated 15 net orders in the first quarter of 1998, an increase from the 10 net orders generated in the same period a year ago. Mexico's economy has shown signs of recovering from the country's recent deep recession brought about by the devaluation of the peso. Consequently, the Company is considering additional investment opportunities in Mexico.

   Substantially all of the homes included in residential backlog are expected to be delivered in 1998; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

   In the remainder of 1998, the Company plans to continue to focus on the two primary strategic initiatives it established for 1997: further implementation of its KB2000 business model and acceleration of the Company's growth. In addition, the Company also intends to concentrate on two complementary strategies in 1998 consisting of establishing optimum local market dominance and increasing its focus on acquisitions.

   The Company is continuing to concentrate on its KB2000 operational business model in 1998 and intends to further the Company-wide implementation of KB2000 during the remainder of the year. Through its intense focus on the KB2000 strategy, the Company seeks to achieve a leading market presence in each of its key markets. As expected, implementation of the KB2000 principles such as emphasizing pre-selling of homes over speculative starts, resulted in higher backlog levels at the end of the first quarter of 1998 compared to year ago levels, as well as an increase in the percentage of sold inventory in production at February 28, 1998 to 75% compared to 55% at February 28, 1997. In addition, the Company's backlog ratio rose to 160.3% at the end of the 1998 first quarter from 134.7% at the end of the year ago quarter (backlog ratio is defined as the ratio of beginning backlog to actual deliveries in the succeeding quarter).

   In order to leverage the benefits of the KB2000 operational business model, the Company is implementing a strategy designed to achieve a dominant market position in its major markets. The Company believes that "dominant" does not require that it become the largest builder in a market in terms of unit deliveries or revenues; rather the Company's goal is to achieve the optimum market position that will enable its local business unit to maximize the benefits of its KB2000 operationsl business model, including lower land acquisition costs, improved terms with suppliers and subcontractors, the offering of maximum choice and the best value to customers, and retention of the best management talent. The Company believes that by operating at large, optimal volume levels, it can better execute its KB2000 business model and use economies of scale to maximize profits in fewer but larger markets. The Company's strategy involves entering new markets at high volume levels, principally through acquisitions, as well as rapidly growing existing operations to optimal market dominant volume levels through both organic growth and acquisitions.

   During the second quarter of 1998, the Company acquired three privately-held home builders with regional operations in certain key Southwestern markets. On March 19, 1998, the Company acquired all of the issued and outstanding capital stock of Hallmark for approximately $54 million, including the assumption of debt. Hallmark builds single family homes in Houston, San Antonio and Austin, Texas under the trade names of Dover Homes and Ideal Builders. The acquisition of Hallmark marks the Company's entry into the Houston market and will form the core of those operations, while strengthening the Company's position in San Antonio and Austin. The Company acquired substantially all of the assets of PrideMark on March 23, 1998 for approximately $65 million, including the assumption of trade liabilities and debt. PrideMark builds single family homes in Denver, Colorado, and its acquisition will significantly increase the Company's market presence in Denver. On April 9, 1998, the Company acquired all of the issued and outstanding capital stock of Estes for approximately $48 million, including the assumption of debt. Estes builds single family homes in Phoenix and Tucson, Arizona. Estes provides the Company's entry into Tucson and will significantly increase the Company's market presence in Phoenix. The acquisitions of Hallmark, PrideMark and Estes will be accounted for under the purchase method and the results of their operations will be included in the Company's consolidated financial statements from the date of acquisition.

   The Company intends to actively consider additional stategic acquisitions in 1998 to enter new markets and/or rapidly increase volume in existing markets. The acquisitions of Hallmark, PrideMark and Estes were executed in accordance with the Company's acquisition strategy. Under its strategy, the Company seeks to acquire home builders which have a business model close to KB2000, have access to land to support growth, possess a strong management team and will be accretive to earnings in the first full year following acquisition. The Company believes its acquisition strategy will enable it to identify and pursue appropriate targets for expanding its operations in 1998 and beyond, in a focused and disciplined manner; however, this strategy can be impacted by several factors, including, among other things, the general availability of applicable acquisition candidates, pricing for such transactions, competition among other national or regional builders for such target companies, changes in general and economic conditions nationally and in target markets and capital or credit market conditions.

   Company-wide net orders for the first seven weeks of the second quarter of 1998 increased 42.7% from the same period a year ago. During this same period, domestic net orders were up 39.4% from the prior year's period, reflecting a 4.7% increase in California net orders. The impact of El Nino rains on California, which the Company experienced in the first quarter of 1998, is expected to carry into the second quarter. Net orders from Other U.S. operations for the first seven weeks of the second quarter of 1998 increased 67.8% from the corresponding period of 1997. In France, net orders for this same period were up 81.9%. Assuming stable or improving business conditions, employment levels, interest rates, weather conditions and consumer confidence in its major markets, among other risk factors, the Company continues to believe that ongoing progress on its primary strategic initiatives and the acquisitions of Hallmark, PrideMark and Estes should result in rising delivery volumes from a higher average number of active communities, and improved operating income in 1998 compared to 1997. In the aggregate, the Company has established a goal of achieving Company-wide deliveries in excess of 15,000 units in 1998. Further, based upon its recently-completed acquisitions, the Company has also increased its aggregate Company-wide delivery goal to 18,000 units for 1999. Both of these unit delivery goals could be materially affected by various risk factors such as changes in general economic conditions either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence, among other things. The Company believes that the benefits of the continued implementation of its strategic initiatives will provide long-term sustainable improvement throughout the Company's operations, boosting earnings per share and return on investment in 1998 and beyond.


                              SAFE HARBOR STATEMENT

   Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects", "anticipates", "intends", "plans", "believes", "estimates", "hopes", and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the homebuilding industry, among other things. These statements are not guaranties of future performance, and the Company has no specific intention to update these statements.

   Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions where the Company operates or may commence operations, employment growth or unemployment rates, lumber or other homebuilding material prices, labor costs, home mortgage interest rates, currency exchange rates as they affect the Company's operations in France and Mexico, consumer confidence, and government regulation or restrictions on real estate development, costs and effects of unanticipated legal or administrative proceeding and capital or credit market conditions affecting the Company's cost of capital; the availability and cost of land in desirable areas, and conditions in the overall homebuilding market in the Company's geographic markets (including the historic cyclicality of the industry); as well as seasonality, competition, population growth, property taxes, and unanticipated delays in the Company's operations. See the Company's Annual Report on Form 10-K for the year ended November 30, 1997 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company's business.

   The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

   PART II.  OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On April 2, 1998, at the Company's 1998 Annual Meeting of Stockholders, the following matters were submitted for stockholder vote:

   Election of Directors. Messrs. Ronald W. Burkle, Ray R. Irani, Guy Nafilyan, and Luis G. Nogales were re-elected as directors until the 2001 Annual Meeting of Stockholders, with 99% of the votes cast voting in favor. Mr. Burkle received 36,083,022 affirmative votes with 257,954 votes withheld; Dr. Irani received 36,075,026 affirmative votes with 265,950 votes withheld; Mr. Nogales received 36,082,379 affirmative votes with 258,597 votes withheld; and Mr. Nafilyan received 36,083,463 affirmative votes with 257,513 votes withheld.

   Messrs. James A. Johnson and Sanford C. Sigoloff and Ms. Jane Evans continue as directors and, if nominated, will next stand for re-election at the 1999 Annual Meeting of Stockholders; Messrs. Steve Bartlett, Bruce Karatz and Charles R. Rinehart also continue as directors and, if nominated, will next stand for re-election at the 2000 Annual Meeting of Stockholders.

   1998 Stock Incentive Plan. The Kaufman and Broad Home Corporation 1998 Stock Incentive Plan was approved, with 69.7% of the votes cast, or 25,318,969 shares, having voted in favor of the plan, 10,767,940 shares voting against and 254,067 shares abstaining.

   ITEM 5.  OTHER INFORMATION

   The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three-month periods ended February 28, 1998 and 1997, together with backlog data in terms of units and value by geographical market as of February 28, 1998 and 1997.

                                                                                             Backlog - Value
                    Deliveries               Net Orders          Backlog - Units               In Thousands
                 -----------------       -----------------       -----------------       -----------------------
Market           1998        1997        1998        1997        1998        1997          1998           1997
------           -----       -----       -----       -----       -----       -----       --------       --------
California       1,022         914       1,269       1,077       1,563       1,017       $337,424       $219,908
Other U.S.       1,341       1,102       2,062       1,528       3,011       2,182        363,340        248,835
France             260          83         370         140         696         272         89,295         56,783
Other                6           9          15          10          31          15          9,083          4,290
                 -----       -----       -----       -----       -----       -----       --------       --------
    Total        2,629       2,108       3,716       2,755       5,301       3,486       $799,142       $529,816
                 =====       =====       =====       =====       =====       =====       ========       ========

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

   24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 1997 Annual Report on Form 10-K, is incorporated by reference herein.

   27   Financial Data Schedule.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended February 28, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KAUFMAN AND BROAD HOME CORPORATION
                                    --------------------------------------------
                                    Registrant






Dated     April 15, 1998            /s/ BRUCE KARATZ
       -------------------------    --------------------------------------------
                                    Bruce Karatz
                                    Chairman, President and
                                       Chief Executive Officer






Dated     April 15, 1998            /s/ MICHAEL F. HENN
       -------------------------    --------------------------------------------
                                    Michael F. Henn
                                    Senior Vice President and
                                       Chief Financial Officer

                                                                              Page of
                                                                            Sequentially
INDEX OF EXHIBITS                                                          Numbered Pages
                                                                           --------------
27 Financial Data Schedule