Form 10-Q
period 1998-05-31
KAUFMAN & BROAD HOME CORP
filed 1998-07-15
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 1998.

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

     Common stock, par value $1.00 per share, 39,853,702 shares outstanding

                       KAUFMAN AND BROAD HOME CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                                 PAGE
                                                                               NUMBER(S)
                                                                               ---------
PART I.  FINANCIAL INFORMATION

      ITEM 1.FINANCIAL STATEMENTS

             Consolidated Statements of Income -
             Six Months and Three Months ended May 31, 1998 and 1997               3

             Consolidated Balance Sheets -
             May 31, 1998 and November 30, 1997                                    4

             Consolidated Statements of Cash Flows -
             Six Months ended May 31, 1998 and 1997                                5

             Notes to Consolidated Financial Statements                           6-9

      ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       10-17


PART II.  OTHER INFORMATION

      ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  18

      ITEM 5.OTHER INFORMATION                                                   18-19

      ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K                                     19


SIGNATURES                                                                        20


INDEX OF EXHIBITS                                                                 21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts - Unaudited)


                                                   Six Months Ended May 31,               Three Months Ended May 31,
                                                -----------------------------           -----------------------------
                                                  1998                1997                1998                1997
                                                ---------           ---------           ---------           ---------
TOTAL REVENUES                                  $ 963,704           $ 762,246           $ 537,459           $ 415,000
                                                =========           =========           =========           =========

CONSTRUCTION:
   Revenues                                     $ 944,026           $ 746,676             526,717           $ 407,041
   Construction and land costs                   (773,872)           (614,526)           (428,993)           (334,938)
   Selling, general and administrative
     expenses                                    (127,051)            (99,814)            (69,808)            (51,513)
                                                ---------           ---------           ---------           ---------

      Operating income                             43,103              32,336              27,916              20,590

   Interest income                                  2,849               2,251               1,327               1,164
   Interest expense, net of amounts
      capitalized                                 (14,799)            (16,444)             (7,662)             (8,048)
   Minority interests in pretax income
      of consolidated joint ventures                 (422)               (114)               (163)                (61)
   Equity in pretax income of
      unconsolidated joint ventures                   332                  61                  83                  21
                                                ---------           ---------           ---------           ---------

   Construction pretax income                      31,063              18,090              21,501              13,666
                                                ---------           ---------           ---------           ---------

MORTGAGE BANKING:
   Revenues:
      Interest income                               7,302               6,637               3,640               3,028
      Other                                        12,376               8,933               7,102               4,931
                                                ---------           ---------           ---------           ---------
                                                   19,678              15,570              10,742               7,959

   Expenses:
      Interest                                     (7,136)             (6,222)             (3,557)             (2,976)
      General and administrative                   (4,685)             (3,789)             (2,464)             (1,944)
                                                ---------           ---------           ---------           ---------

   Mortgage banking pretax income                   7,857               5,559               4,721               3,039
                                                ---------           ---------           ---------           ---------

TOTAL PRETAX INCOME                                38,920              23,649              26,222              16,705
Income taxes                                      (13,600)             (8,500)             (9,000)             (6,000)
                                                ---------           ---------           ---------           ---------

NET INCOME                                      $  25,320           $  15,149           $  17,222           $  10,705
                                                =========           =========           =========           =========

BASIC EARNINGS PER SHARE                        $     .65           $     .39           $     .44           $     .28
                                                =========           =========           =========           =========
DILUTED EARNINGS PER SHARE                      $     .62           $     .38           $     .42           $     .27
                                                =========           =========           =========           =========
BASIC AVERAGE SHARES OUTSTANDING                   39,201              38,832              39,324              38,836
                                                =========           =========           =========           =========
DILUTED AVERAGE SHARES OUTSTANDING                 40,862              39,709              41,141              39,729
                                                =========           =========           =========           =========
CASH DIVIDENDS PER COMMON SHARE                 $    .150           $    .150           $    .075           $    .075
                                                =========           =========           =========           =========


See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)


                                                           May 31,             November 30,
                                                            1998                  1997
                                                         -----------           -----------
ASSETS

CONSTRUCTION:
   Cash and cash equivalents                             $     9,012           $    66,343
   Trade and other receivables                               169,760               169,988
   Inventories                                             1,049,788               790,243
   Investments in unconsolidated joint ventures                5,706                 6,338
   Goodwill                                                   50,469                31,283
   Other assets                                               91,873                69,666
                                                         -----------           -----------
                                                           1,376,608             1,133,861
                                                         -----------           -----------

MORTGAGE BANKING:
   Cash and cash equivalents                                   8,674                 1,899
   Receivables:
      First mortgages and mortgage-backed securities          63,962                71,976
      First mortgages held under commitment of
      sale and other receivables                             179,430               208,254
   Other assets                                                2,781                 3,001
                                                         -----------           -----------
                                                             254,847               285,130
                                                         -----------           -----------
TOTAL ASSETS                                             $ 1,631,455           $ 1,418,991
                                                         ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
   Accounts payable                                      $   179,816           $   163,646
   Accrued expenses and other liabilities                    114,098               105,376
   Mortgages and notes payable                               688,283               496,869
                                                         -----------           -----------
                                                             982,197               765,891
                                                         -----------           -----------

MORTGAGE BANKING:
   Accounts payable and accrued expenses                       9,308                 7,300
   Notes payable                                             172,530               200,828
   Collateralized mortgage obligations secured
      by mortgage-backed securities                           55,198                60,058
                                                         -----------           -----------
                                                             237,036               268,186
                                                         -----------           -----------

Minority interests in consolidated joint ventures              1,985                 1,858
                                                         -----------           -----------
Common stock                                                  39,854                38,997
Paid-in capital                                              194,431               186,086
Retained earnings                                            179,393               159,960
Cumulative foreign currency translation adjustments           (3,441)               (1,987)
                                                         -----------           -----------
   TOTAL STOCKHOLDERS' EQUITY                                410,237               383,056
                                                         -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 1,631,455           $ 1,418,991
                                                         ===========           ===========


See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)


                                                                     Six Months Ended May 31,
                                                                  -----------------------------
                                                                    1998                1997
                                                                  ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  25,320           $  15,149
   Adjustments to reconcile net income  to net
      cash used  by operating activities:
   Equity in pretax income of unconsolidated
          joint ventures                                               (332)                (61)
   Minority interests in pretax income of
      consolidated joint ventures                                       422                 114
   Amortization of discounts and issuance costs                         967                 938
   Depreciation and amortization                                      7,241               5,883
   Provision for deferred income taxes                                2,367              (3,174)
   Change in assets and liabilities,
        net of effects from acquisitions:
           Receivables                                               44,442              33,301
           Inventories                                              (93,322)             (7,070)
           Accounts payable, accrued expenses and
             other liabilities                                      (10,081)            (45,380)
           Other, net                                                (9,015)             (6,064)
                                                                  ---------           ---------
Net cash used by operating activities                               (31,991)             (6,364)
                                                                  ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                              (148,933)                 --
   Investments in unconsolidated joint ventures                         964                 637
   Net sales (originations) of mortgages held
      for long-term investments                                       2,533              (1,105)
   Payments received on first mortgages
      and mortgage-backed securities                                  5,956               4,484
   Other, net                                                        (9,656)             (1,491)
                                                                  ---------           ---------
Net cash provided (used) by investing activities                   (149,136)              2,525
                                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from credit agreements and other
      short-term borrowings                                         153,852              25,792
   Payments on collateralized mortgage
     obligations                                                     (5,661)             (4,280)
   Payments on mortgages, land contracts and
      other loans                                                   (11,438)             (3,466)
   Payments on minority interests in consolidated joint
     ventures                                                          (295)               (377)
   Payments of cash dividends                                        (5,887)             (5,824)
                                                                  ---------           ---------
Net cash provided by financing activities                           130,571              11,845
                                                                  ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (50,556)              8,006
Cash and cash equivalents at beginning of period                     68,242               9,781
                                                                  =========           =========

Cash and cash equivalents at end of period                        $  17,686           $  17,787
                                                                  =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Interest paid, net of amounts capitalized                      $  21,464           $  23,397
                                                                  =========           =========
   Income taxes paid                                              $   9,857           $   5,240
                                                                  =========           =========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Cost of inventories acquired through seller financing          $  14,367           $   1,924
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

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 1998, the results of its consolidated operations for the six months and three months ended May 31, 1998 and 1997, and its consolidated cash flows for the six months ended May 31, 1998 and 1997. The results of operations for the six months and three months ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1997 has been taken from the audited financial statements as of that date.


2. Inventories

    Inventories consist of the following (in thousands):


                                                      May 31,           November 30,
                                                       1998                1997
                                                    ----------          ----------
   Homes, lots and improvements in production       $  723,600          $  605,227

   Land under development                              326,188             185,016
                                                    ==========          ==========

      Total inventories                             $1,049,788          $  790,243
                                                    ==========          ==========


   The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):


                                          Six Months Ended May 31,             Three Months Ended May 31,
                                        ---------------------------           ---------------------------
                                          1998               1997               1998               1997
                                        --------           --------           --------           --------
   Interest incurred                    $ 26,990           $ 26,523           $ 14,637           $ 13,350

   Interest expensed                     (14,799)           (16,444)            (7,662)            (8,048)
                                        --------           --------           --------           --------


   Interest capitalized                   12,191             10,079              6,975              5,302

   Interest amortized                    (11,564)           (10,500)            (4,639)            (4,758)
                                        --------           --------           --------           --------

      Net impact on pretax income       $    627           $   (421)          $  2,336           $    544
                                        ========           ========           ========           ========


3. Earnings Per Share

   During the quarter ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share on an

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3. Earnings Per Share (continued)

   international basis. Basic earnings per share is calculated by dividing net income by the average common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of shares outstanding including dilutive stock options using the treasury stock method. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the SFAS No. 128 requirements. The following table presents the effects of dilutive common stock options (in thousands):


                                           Six Months Ended May 31,        Three Months Ended May 31,
                                          --------------------------      --------------------------
                                             1998           1997             1998            1997
                                          ----------      ----------      ----------      ----------
   Basic average shares outstanding           39,201          38,832          39,324          38,836

   Net effect of stock options
       assumed to be
       exercised                               1,661             877           1,817             893
                                          ----------      ----------      ----------      ----------

         Diluted average shares
         outstanding                          40,862          39,709          41,141          39,729
                                          ==========      ==========      ==========      ==========


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


5. Acquisitions

   During the second quarter of 1998, the Company acquired three privately held home builders with regional operations in certain key markets. On March 19, 1998, the Company acquired all of the issued and outstanding capital stock of Houston-based Hallmark Residential Group ("Hallmark") for approximately $54 million, including the assumption of debt. Hallmark builds single family homes in Houston, San Antonio and Austin, Texas under the trade names of Dover Homes and Ideal Builders. The Company acquired substantially all of the assets of Denver-based PrideMark Homebuilding Group ("PrideMark") on March 23, 1998 for approximately $65 million, including the assumption of trade liabilities and debt. PrideMark builds single family homes in Denver, Colorado. On April 9, 1998, the Company acquired all of the issued and outstanding capital stock of Estes Homebuilding Co. ("Estes") for approximately $48 million, including the assumption of debt. Estes builds single family homes in Phoenix and Tucson, Arizona.

   The acquisitions of Hallmark, PrideMark and Estes were financed by borrowings under the Company's domestic unsecured revolving credit facility. These acquisitions were accounted for under the purchase method with the results of operations of the acquired entities included in the Company's consolidated financial statements as of their respective dates of acquisition. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. The excess of the purchase prices over the fair value of net assets acquired aggregated to $23.4 million and was allocated to goodwill. The Company is amortizing goodwill related to the acquisitions on a straight line basis over a period of ten years.

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. Acquisitions (continued)

   The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and Hallmark, PrideMark and Estes as if these acquisitions had occurred as of December 1, 1996 with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):


                                        Six Months Ended May 31,
                                    --------------------------------
                                       1998                 1997
                                    ------------        ------------
   Total revenues                   $  1,038,293        $    870,650

   Total pretax income                    36,713              18,247

   Net income                             23,813              11,647

   Basic earnings per share                  .61                 .30

   Diluted earnings per share                .58                 .29


   The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the three acquisitions been consummated as of December 1, 1996, nor are they necessarily indicative of future operating results.



6. Subsequent Event

   On July 7, 1998, the Company, together with KBHC Financing I, a Delaware statutory business trust (the "KBHC Trust"), issued an aggregate of (a) 18,975,000 FELINE PRIDES, and (b)1,000,000 KBHC Trust capital securities, with a $10 stated liquidation amount. The FELINE PRIDES consist of (a) 17,975,000 Income PRIDES with a stated amount per Income PRIDES of $10 (the "Stated Amount"), which are units comprised of a trust preferred security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay certain unsecured contract adjustment payments and (b)1,000,000 Growth PRIDES with a face amount per Growth PRIDES equal to the Stated Amount, which are units consisting of a 1/100th beneficial interest in a zero-coupon U.S. treasury security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay certain unsecured contract adjustment payments.

   The distribution rate on the Income PRIDES is 8.25% per annum, and the distribution rate on the Growth PRIDES is .75% per annum. Under the stock purchase contracts, investors will be required to purchase shares of common stock of the Company for an effective price ranging between a minimum of $31.75 per share and a maximum of $38.10 per share, and the Company will issue approximately 5.0 million to 6.0 million common shares by August 16, 2001, depending upon the price of the Company's common stock upon settlement of the purchase contracts (subject to adjustment under certain circumstances). The capital securities associated with the Income PRIDES and the U.S. treasury securities associated with the Growth PRIDES have been pledged as collateral to secure the holders' obligations in respect of the common stock purchase contracts. The capital securities issued by the KBHC Trust are entitled to a distribution rate of 8% per annum of their $10 stated liquidation amount.

   The KBHC Trust utilized the proceeds from the issuance of the FELINE PRIDES and capital securities to purchase an equivalent principal amount of the Company's 8% Debentures due August 16, 2003 (the "8% Debentures"). The interest rate on the 8% Debentures and the distribution rate on the capital securities of the

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6. Subsequent Event (continued)

   KBHC Trust are to be reset, subject to certain limitations, effective August 16, 2001. The Company will record the present value of the contract adjustment payments on the FELINE PRIDES, totaling $1.4 million, as a liability and a reduction of stockholders' equity. The liability will be reduced as the contract adjustment payments are made. The Company has the right to defer the contract adjustment payments and the payment of interest on the 8% Debentures, but any such election will subject the Company to restrictions on the payment of dividends on and redemption of, its outstanding shares of common stock, and on the payment of interest on, or redemption of debt securities of the Company junior in rank to the 8% Debentures, none of which are currently outstanding.

   The proceeds from the issuance of FELINE PRIDES will be used for general corporate purposes, including support of the Company's growth strategies and potential future acquisitions. The immediate use of proceeds was to pay down outstanding debt under the Company's $500 million domestic unsecured revolving credit facility. The Company incurred costs of approximately $6.6 million in connection with the issuance of the FELINE PRIDES and the capital securities.

7. Reclassifications

   Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 1998 presentation.

   ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

   OVERVIEW

   Total revenues for the three months ended May 31, 1998 increased 29.5% to $537.5 million from $415.0 million for the three months ended May 31, 1997. For the six months ended May 31, 1998, total revenues increased 26.4% to $963.7 million from $762.2 million in the year-earlier period. The increase in total revenues for the three and six month periods of 1998 was due to higher housing revenues and mortgage banking revenues. Net income for the second quarter of 1998 rose to $17.2 million or $.42 diluted earnings per share from $10.7 million or $.27 diluted earnings per share for the same period a year ago. For the six months ended May 31, 1998, net income increased to $25.3 million or $.62 diluted earnings per share from $15.1 million or $.38 diluted earnings per share for the six months ended May 31, 1997. The 55.6% increase in diluted earnings per share for the three months ended May 31, 1998 was primarily driven by an increase in unit deliveries and construction gross margin, as well as improved mortgage banking pretax income. For the six months ended May 31, 1998, diluted earnings per share increased 63.2% primarily as a result of higher unit deliveries and mortgage banking pretax income. Included in the Company's operating results for the three and six month periods of 1998 are the results of the three acquisitions in the Houston, Denver and Phoenix/Tucson markets, which the Company completed during the quarter ended May 31, 1998.


   CONSTRUCTION

   Revenues increased by $119.7 million, or 29.4%, to $526.7 million in the second quarter of 1998 from $407.0 million in the second quarter of 1997 due to an increase in housing revenues. Housing revenues for the period increased by 31.1%, or $124.5 million, to $524.9 million from $400.4 million in the year-earlier period as a result of a 38.3% increase in unit deliveries, partly offset by a 5.2% decline in average sales price. Housing revenues in the United States rose to $475.2 million on 3,062 unit deliveries in the second quarter of 1998 from $369.8 million on 2,306 units in the corresponding quarter of 1997 as a result of increased housing revenues from both California and non-California domestic operations (Arizona, Colorado, Nevada, New Mexico, Texas and Utah; collectively, "Other U.S."). California housing revenues for the second quarter of 1998 rose 6.8% to $242.5 million on 1,124 unit deliveries from $227.2 million on 1,095 unit deliveries in the year-earlier period. California deliveries in the second quarter of 1998 increased 2.7% from the second quarter of 1997 despite a decline of 17.1% in the average number of active communities. Revenues from Other U.S. housing operations totaled $232.7 million in the second quarter compared to $142.6 million in the same quarter a year ago. Other U.S. deliveries increased 60.0% to 1,938 units in the second quarter of 1998 from 1,211 units in the second quarter of 1997, and included a total of 427 additional unit deliveries from the Company's three recent acquisitions in Houston, Denver and Phoenix/Tucson. Excluding these incremental deliveries, Other U.S. deliveries were up 24.8% from the second quarter of 1997. Revenues from French housing operations during the three months ended May 31, 1998 rose to $47.8 million on 340 units from $28.4 million on 151 units in the year-earlier period. The 125.2% increase in unit deliveries from French operations during the second quarter of 1998 was primarily due to the inclusion of operations of Paris-based SMCI, acquired in the third quarter of 1997.

   For the second quarter of 1998, the Company's overall average selling price decreased 5.2% to $154,000 from $162,400 in the same quarter a year ago, reflecting a decrease in the average selling price in both its domestic and French operations. The Company's domestic average selling price declined 3.2% to $155,200 in the second quarter of 1998 from $160,400 in the same period of 1997 as a result of a greater proportion of lower priced domestic unit deliveries generated from the Company's Other U.S. operations. Other U.S. deliveries comprised 63.3% of total U.S. deliveries in the second quarter of 1998 compared to 52.5% for the same quarter a year ago. For the three months ended May 31, 1998, the average selling price in California increased 4.0% to $215,800 from $207,500 for the same period a year ago and the average selling price in Other U.S. operations increased 1.9% to $120,000 from $117,800. These increases occurred as a result of selected increases in sales prices in certain markets, a change in product mix favoring a greater number of higher priced urban in-fill locations and first time move up sales, as well as improvements in overall market conditions. In France, the average selling price in the second quarter of 1998 fell 25.4% to $140,500 from $188,300 in the year-earlier quarter primarily due the lower priced unit deliveries from SMCI developments.

   Revenues from land sales totaled $1.8 million in the second quarter of 1998 compared to $4.5 million in the second quarter of 1997.

   For the first six months of 1998, construction revenues totaled $944.0 million, increasing $197.3 million from $746.7 million for the same period a year ago as a result of higher housing revenues. Housing revenues totaled $939.1 million on 6,038 units in the first half of 1998 compared to $734.2 million on 4,573 units for the same period a year ago. Housing operations in the United States produced revenues of $854.8 million on 5,425 units in the first six months of 1998 and $683.7 million on 4,322 units in the comparable period of 1997. During the first half of 1998, California housing revenues increased 12.2% to $461.1 million from $411.0 million in the first half of 1997, reflecting a 6.8% rise in unit deliveries during the period. Housing revenues from Other U.S. operations increased 44.4% to $393.7 million in the first six months of 1998 from $272.7 million in the prior year's period as unit deliveries in the region rose 25.5%. Deliveries in California increased to 2,146 units for the first six months of 1998 from 2,009 for the first six months of 1997, while deliveries from Other U.S. operations increased to 3,279 from 2,313 units during the same period. Included in Other U.S. results for the six months ended May 31, 1998 were 427 incremental unit deliveries related to the operations in Houston, Denver and Phoenix/Tucson acquired during the second quarter of 1998. French housing revenues totaled $80.6 million on 600 units in the first half of 1998 and $45.9 million on 234 units in the corresponding period of 1997.

   The Company-wide average new home price decreased 3.2% to $155,500 in the first six months of 1998 from $160,600 in the year-earlier period reflecting a higher proportion of lower priced deliveries from operations outside of California in the first half 1998 and a lower average selling price from the Company's operations in France. For the first six months of 1998, the average selling price in California increased 5.0% to $214,900 from $204,600, while the average selling price in Other U.S. operations increased 1.9% to $120,100 from $117,900 for the first six months of 1997. These increases occurred as a result of selected increases in sales prices in certain markets, as well as a change in product mix favoring a greater number of higher priced urban in-fill locations and first time move up sales. In France, the average selling price for the six month period decreased 31.4% to $134,400 in 1998 from $196,000 in 1997 primarily due to the lower priced unit deliveries from SMCI developments.

   Company-wide revenues from land sales totaled $4.9 million for the first half of 1998 compared to $10.3 million for the same period a year ago.

   Operating income increased by $7.3 million to $27.9 million in the second quarter of 1998 from $20.6 million in the second quarter of 1997 as a result of higher gross profits, partially offset by increased selling, general and administrative expenses. As a percentage of construction revenues, operating income increased by .2 percentage points to 5.3% in the second quarter of 1998 compared to 5.1% in the second quarter of 1997. Gross profits increased by $25.6 million, or 35.5%, to $97.7 million in the second quarter of 1998 from $72.1 million in the prior year's period due to both higher unit volume and higher gross margin. During this same period, housing gross profits increased by $26.7 million to $98.9 million from $72.2 million. Gross profits as a percentage of construction revenues increased to 18.6% in the second quarter from 17.7% in the year-earlier quarter, primarily due to an increase in the Company's housing gross margin to 18.8% from 18.0%. The housing gross margin increased .8 percentage points, mainly due to an increased proportion of higher margin deliveries resulting from the Company's new operational business model, "KB2000" entering the mix, as well as from price increases in select fast selling, hard-to-replace communities, particularly in California. These factors were partly offset by lower margin contribution from sell-through of non-KB2000 units from older communities. During the second quarter of 1998, land sales resulted in a loss of $1.2 million compared to a loss of $.5 million generated in the second quarter of 1997.

   Selling, general and administrative expenses increased by $18.3 million to $69.8 million in the three months ended May 31, 1998 from $51.5 million in the corresponding 1997 period, partly due to the inclusion of selling, general and administrative expenses of Hallmark, PrideMark and Estes, including goodwill amortization. As a percentage of housing revenues, selling, general and administrative expenses increased .4 percentage points to 13.3% in the second quarter of 1998 compared to 12.9% for the year-earlier period, and decreased .5 percentage points from 13.8% for the first quarter of 1998. The quarterly year-over-year increase in the selling, general and administrative expense ratio was primarily due to: higher sales commissions;

   expenditures incurred in connection with extensive information systems revisions in support of the KB2000 operational business model; and expenses related to the acquisitions, including temporary duplicate overhead, as well as sales incentives associated with the sell through of non-KB2000 product.

   For the first six months of 1998, operating income increased by $10.8 million to $43.1 million from $32.3 million in the corresponding period of 1997 as higher gross profits were partially offset by increased selling, general and administrative expenses. Gross profits increased by $38.0 million, or 28.8%, to $170.2 million in 1998 from $132.2 million in 1997 with housing gross profits increasing by $40.5 million to $171.0 million from $130.5 million during this same period. Gross profits as a percentage of construction revenues increased to 18.0% in the first half of 1998 from 17.7% in the year-earlier period primarily due to an increase in the Company's housing gross margin to 18.2% from 17.8%. Company-wide land sales generated a loss of $.8 million for the first six months of 1998 compared to a profit of $1.3 million for the first six months of 1997.

   Selling, general and administrative expenses increased by $27.2 million to $127.0 million for the first six months of 1998 from $99.8 million for the same period of 1997. As a percentage of housing revenues, selling, general and administrative expenses decreased by .1 percentage point to 13.5% for the first six months of 1998 from 13.6% in the corresponding period of 1997. This improvement was due to the higher volume of deliveries, partially offset by higher sales commissions, higher expenditures incurred in connection with extensive information systems revisions in support of the KB2000 operational business model and the expenses related to the acquisitions which occurred in the second quarter of 1998.

   Interest income totaled $1.3 million in the second quarter of 1998 compared to $1.2 million in the second quarter of 1997. For the first six months, interest income totaled $2.8 million in 1998 and $2.3 million in 1997. Interest income for the second quarter and first half of 1998 reflected an increase in the interest bearing average balances of short-term investments and mortgages receivable compared to the same periods a year ago.

   Interest expense (net of amounts capitalized) decreased to $7.7 million in the second quarter of 1998 from $8.0 million in the second quarter of 1997. For the six months ended May 31, 1998, interest expense totaled $14.8 million compared to $16.4 million for the same period of 1997. Gross interest incurred in the three months and six months ended May 31, 1998 was higher than that incurred in the corresponding year ago periods by $1.3 million and $.5 million, respectively, reflecting an increase in average indebtedness in 1998, partially offset by a lower average interest rate as a result of more favorable financing terms obtained by the Company due to the redemption of its $100 million 10-3/8% senior notes and the issuance of $175 million of 7-3/4% senior notes in the fourth quarter of 1997. The impact of the higher interest incurred in both periods of 1998 was more than offset by an increase in the percentage of interest capitalized. The percentage of interest capitalized during the three months ended May 31, 1998 and 1997 was 47.7% and 39.7%, respectively. For the six month period ended May 31, this percentage was 45.2% in 1998 and 38.0% in 1997. The higher 1998 capitalization rates reflected a higher proportion of land under development in 1998 compared to 1997.

   Minority interests in pretax income of consolidated joint ventures totaled $.2 million in the second quarter of 1998 and $.1 million in the second quarter of 1997. For the first half of 1998, minority interests in pretax income of consolidated joint ventures totaled $.4 million compared to $.1 million for the same period a year ago. Minority interests in pretax income of consolidated joint ventures relate both to residential and commercial activities in France. In the first half of 1998, minority interests related only to residential activity. Minority interests are expected to remain at relatively low levels reflecting the limited opportunities currently available, and reasonably expected to be available, in the French commercial market, as well as the Company's strategy to focus on its French residential development business.

   Equity in pretax income of unconsolidated joint ventures totaled $.1 million in the second quarter of 1998 compared to the essentially break-even results recorded in the second quarter of 1997. The Company's joint ventures recorded combined revenues of $2.9 million in the current quarter compared to $6.2 million in the corresponding period of 1997. For the first half of 1998, the Company's equity in pretax income of unconsolidated joint ventures totaled $.3 million compared to $.1 million in the same period of 1997. Combined revenues from these joint ventures totaled $ 7.5 million in the first half of 1998 and $8.7 million in the first half of 1997. All of the joint venture revenues in the three months and six months ended May 31, 1998 and 1997 were generated from residential properties.

   MORTGAGE BANKING

   Interest income and interest expense each increased by $.6 million in the second quarter of 1998 compared to the same quarter a year ago. For the first six months of 1998, interest income from mortgage banking activities rose by $.7 million and related interest expense increased by $.9 million from the same period of 1997. Interest income for the three and six month periods increased due to the higher balance of first mortgages held under commitment of sale and other receivables outstanding during the 1998 periods. The increase in interest expense resulted from the higher amount of notes payable outstanding during the second quarter and first half of 1998 compared to the same periods of 1997.

   Other mortgage banking revenues increased by $2.2 million to $7.1 million in the second quarter of 1998 from $4.9 million in the prior year's second quarter. For the first half of 1998, other mortgage banking revenues totaled $12.4 million, an increase of $3.5 million from $8.9 million in the first half of 1997. These increases were primarily the result of higher gains on the sale of mortgages and servicing rights due to a higher level of mortgage originations resulting from a higher unit volume in the United States.

   General and administrative expenses associated with mortgage banking activities increased by $.6 million to $2.5 million in the second quarter of 1998 from $1.9 million for the same period a year ago. For the six month period, these expenses were $4.7 million in 1998 and $3.8 million in 1997. The increase in general and administrative expenses in 1998 was primarily due to increased mortgage production volume.

   INCOME TAXES

   Income tax expense totaled $9.0 million and $6.0 million in the second quarter of 1998 and 1997, respectively. For the first six months of 1998, income tax expense totaled $13.6 million compared to $8.5 million in the same period of 1997. The income tax amounts represented effective income tax rates of approximately 35% and 36% in both periods of 1998 and 1997, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

   The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. For the six months ended May 31, 1998, net cash used by operating, investing and financing activities totaled $50.6 million compared to $8.0 million provided in the first six months of 1997.

   The Company's operating activities for the first six months of 1998 used cash of $32.0 million compared to $6.4 million used during the same period of 1997. For the six months ended May 31, 1998, the Company primarily used cash to fund an investment of $93.3 million in inventories (excluding $14.4 million of inventories acquired through seller financing) and to pay down $10.0 million in accounts payable, accrued expenses and other liabilities. Excluding the acquisitions of Hallmark, PrideMark and Estes, inventories increased, primarily in the Company's domestic operations, reflecting the Company's continued growth throughout its U.S markets. The use of cash was partially offset by six months' earnings of $25.3 million, a reduction in receivables of $44.4 million and various noncash items deducted from net income. The reduction in receivables mainly related to a lower balance of mortgages held under commitment of sale due to lower mortgage origination volume in the second quarter of 1998 compared to the fourth quarter of 1997.

   Operating activities for the first six months of 1997 used cash to fund an investment of $7.1 million in inventories (excluding $1.9 million of inventories acquired through seller financing) and to pay down $45.4 million in accounts payable, accrued expenses and other liabilities. The cash used was partially offset by six months' earnings of $15.1 million, a reduction in receivables of $33.3 million and various non cash items deducted from net income. The reduction in receivables related primarily to a decrease in mortgage origination volume in the second quarter of 1997 compared to the fourth quarter of 1996.

   Cash used by investing activities totaled $149.1 million in the first half of 1998 compared to $2.5 million provided in the year-earlier period. In the first six months of 1998, $148.9 million of cash, net of cash acquired, was used for the acquisitions of Hallmark, PrideMark and Estes completed in the second quarter, and $9.7 million was used for other investing activities. Among amounts partially offsetting these uses were $6.0 million of proceeds received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral, and $2.5 million from the net sales of mortgages held for long-term investment. In the first six months of 1997, cash was provided by $4.5 million in proceeds received from mortgage-backed securities, partially offset by $1.5 million of cash used for other investing activities.

   Financing activities provided $130.6 million of cash in the first half of 1998 compared to $11.8 million provided in the first half of 1997. In the first six months of 1998, cash was provided from net proceeds from borrowings of $142.4 million. Partially offsetting the cash provided were cash dividend payments of $5.9 million and payments on collateralized mortgage obligations of $5.7 million. Financing activities in the first six months of 1997 resulted in net cash inflows due mainly to net proceeds from borrowings of $22.3 million, partially offset by payments on collateralized mortgage obligations of $4.3 million and cash dividend payments of $5.8 million.

   During the second quarter of 1998, the Company acquired three privately held home builders with regional operations in certain key markets. On March 19,1998, the Company acquired all of the issued and outstanding capital stock of Houston-based Hallmark for approximately $54 million, including the assumption of debt. Hallmark builds single family homes in Houston, San Antonio and Austin, Texas under the trade names of Dover Homes and Ideal Builders. The acquisition of Hallmark marks the Company's entry into the Houston market and will form the core of those operations, while strengthening the Company's position in San Antonio and Austin. The Company acquired substantially all of the assets of Denver-based PrideMark on March 23,1998 for approximately $65 million, including the assumption of trade liabilities and debt. PrideMark builds single family homes in Denver, Colorado, and its acquisition significantly increased the Company's already substantial market presence in Denver. On April 9, 1998, the Company acquired all of the issued and outstanding capital stock of Estes for approximately $48 million, including the assumption of debt. Estes builds single family homes in Phoenix and Tucson, Arizona. Estes provided the Company's entry into Tucson and significantly increased the Company's already substantial market presence in Phoenix. The acquisitions of Hallmark, PrideMark and Estes were accounted for under the purchase method and the results of their operations were included in the Company's consolidated financial statements from the respective dates of acquisition. These acquisitions were financed by the Company's domestic unsecured revolving credit facility.

   As of May 31, 1998, borrowings of $181.0 million were outstanding under the Company's $500 million domestic unsecured revolving credit facility. The Company's French unsecured financing agreements totaling $63.0 million had in the aggregate $36.1 million available at May 31, 1998. In addition, the Company's mortgage banking operations had $77.5 million available under its $250 million secured revolving mortgage warehouse facility at quarter-end. The Company's financial leverage, as measured by the ratio of debt to total capital, was 62.7% at the end of the 1998 second quarter compared to 59.1% at the end of the 1997 second quarter.

   On December 5, 1997, the Company filed a universal shelf registration statement with the Securities and Exchange Commission for up to $500 million of the Company's debt and equity securities. The universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, and/or warrants to purchase such securities. The registration was declared effective on December 16, 1997 and no securities have been issued thereunder.

   On July 7, 1998, the Company, together with the KBHC Trust, issued an aggregate of (a) 18,975,000 FELINE PRIDES, and (b)1,000,000 KBHC Trust capital securities, with a $10 stated liquidation amount. The FELINE PRIDES consist of (a) 17,975,000 Income PRIDES with a stated amount per Income PRIDES of $10 (the "Stated Amount"), which are units comprised of a trust preferred security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay certain unsecured contract adjustment payments and
   (b)1,000,000 Growth PRIDES with a face amount per Growth PRIDES equal to the Stated Amount, which are units consisting of a 1/100th beneficial interest in a zero-coupon U.S. treasury security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay certain unsecured contract adjustment payments.

   The distribution rate on the Income PRIDES is 8.25% per annum, and the distribution rate on the Growth PRIDES is .75% per annum. Under the stock purchase contracts, investors will be required to purchase shares of common stock of the Company for an effective price ranging between a minimum of $31.75 per share and a maximum of $38.10 per share, and the Company will issue approximately 5.0 million to 6.0 million common shares by August 16, 2001, depending upon the price of the Company's common stock upon settlement of the purchase contracts (subject to adjustment under certain circumstances). The capital securities associated with the Income PRIDES and the U.S. treasury securities associated with the Growth PRIDES have been pledged as collateral to secure the holders' obligations in respect of the common stock purchase contracts. The capital securities issued by the KBHC Trust are entitled to a distribution rate of 8% per annum of their $10 stated liquidation amount.

   The proceeds from the issuance of FELINE PRIDES will be used for general corporate purposes, including support of the Company's growth strategies and potential future acquisitions. The immediate use of proceeds was to pay down outstanding debt under the Company's $500 million domestic unsecured revolving credit facility. If the offering had been completed during the second quarter, the Company's pro forma ratio of debt to total capital as of May 31, 1998 would have been below the Company's targeted range of 50% to 60%.

   The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.


                                     OUTLOOK

   The Company's residential backlog as of May 31, 1998 consisted of 7,581 units, representing aggregate future revenues of approximately $1.1 billion, up 71.6% and 67.8%, respectively, from 4,417 units, representing aggregate future revenues of approximately $667.5 million, a year ago. The backlog units and value at May 31, 1998 were the highest of any quarter-end backlog in the Company's history. Company-wide net orders for the second quarter of 1998 totaled 4,861, up 43.1% compared to the second quarter of 1997, including a total of 539 net orders generated from the three newly acquired companies. Excluding the net orders related to the acquired companies, Company-wide net orders rose 27.3% in the second quarter of 1998 compared to the same quarter a year ago.

   The Company's domestic operations accounted for approximately $983.0 million of backlog value on 6,638 units at May 31, 1998, up from $596.7 million on 4,050 units at May 31, 1997, reflecting higher backlogs from both California and Other U.S. operations. Backlog in California increased to approximately $394.1 million on 1,830 units at May 31, 1998 from $288.7 million on 1,398 units at May 31, 1997 due primarily to the Company's strategy of emphasizing pre-sales. Nonetheless, net orders in California declined 5.8% in the second quarter of 1998 due to a 17.1% decline in the average number of active communities in the state compared to a year ago, partially offset by faster sales rates. Other U.S. operations demonstrated significant year-over-year growth in backlog levels with the backlog value at May 31, 1998 increasing to approximately $588.8 million on 4,808 units from $308.0 million on 2,652 units at May 31, 1997, reflecting a 72.9% increase in Other U.S. net orders. Even excluding 539 aggregate net orders attributable to the three recently acquired companies, Other U.S. net orders in the second quarter of 1998 increased 40.9% from the same period a year ago.

   In France, the value of residential backlog at May 31, 1998 was approximately $125.4 million on 902 units, up from $66.6 million on 351 units a year earlier. The Company's net orders in France increased by 137.4% to 546 units in the second quarter of 1998 from 230 units for the same period a year ago, primarily due to the acquisition of Paris-based SMCI in the third quarter of 1997. Backlog associated with consolidated commercial development activities was valued at approximately $4.2 million at May 31, 1998 compared to $6.1 million at May 31, 1997, reflecting a reduced level of activity.

   In Mexico, the value of residential backlog at May 31, 1998 was approximately $11.5 million on 41 units compared to $4.2 million on 16 units at May 31, 1997. Operations in Mexico generated 17 net orders in the second quarter of 1998, an increase from the 9 net orders generated in the same period a year ago. Mexico's economy has shown signs of recovering from the country's deep recession brought about by the devaluation of the peso. Consequently, the Company is considering additional investment opportunities in Mexico.

   Substantially all of the homes included in residential backlog are expected to be delivered in 1998; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

   Company-wide net orders for the first six weeks of the Company's 1998 third quarter increased 24.3% from the net orders for the comparable period of 1997. Excluding net orders from Hallmark, PrideMark and Estes, Company-wide net orders increased 10.3%. During this same period, domestic net orders were up 18.5%, reflecting a 77.3% increase in net orders from Other U.S. operations, partially offset by a 35.9% decrease in California net orders, primarily attributable to fewer active communities. The Company expects California net order comparisons to improve in the remainder of 1998 as a greater number of communities are expected to be open. However, mortgage rate increases continuing rate volatility, an appreciable decline in consumer confidence and/or other factors could mitigate the effects of the Company's anticipated community openings. In France, net orders for the first six weeks of the Company's 1998 third quarter increased 141.6%.

   In the remainder of 1998, the Company plans to continue to focus on the two primary strategic initiatives it established for 1997: further implementation of its KB2000 operational business model and acceleration of the Company's growth. In addition, the Company also intends to concentrate on two complementary strategies in 1998 consisting of establishing optimum dominant local market presence and increasing its focus on acquisitions.

   The Company continued to concentrate on its KB2000 operational business model in the first half of 1998 and intends to further the Company-wide implementation of KB2000 during the remainder of the year. Through its intense focus on the KB2000 strategy, the Company seeks to achieve a leading market presence in each of its key markets. As anticipated, implementation of the KB2000 principles such as emphasizing pre-selling of homes over speculative starts, resulted in higher backlog levels at the end of the second quarter of 1998 compared to year ago levels, as well as an increase in the percentage of sold inventory in production at May 31, 1998 to 77% from 71% at May 31, 1997. In addition, the Company's backlog ratio rose to 179.8% at the end of the 1998 second quarter from 141.4% at the end of the year ago quarter (backlog ratio is defined as the ratio of beginning backlog to actual deliveries in the succeeding quarter).

   In order to leverage the benefits of the KB2000 operational business model, the Company is implementing a strategy designed to achieve a dominant market position in its major markets. The Company's use of the term "dominant" is not intended to imply that the Company will become the largest builder in a market in terms of unit deliveries or revenues, nor does the Company desire to control the pricing of homes in any market; rather the Company's goal is to achieve an optimum market position that will enable its local business unit to maximize the benefits of its KB2000 operational business model, including lower land acquisition costs, improved terms with suppliers and subcontractors, the offering of maximum choice and the best value to customers and retention of the best management talent. The Company believes that by operating at large, optimal volume levels, it can better execute its KB2000 operational business model and use economies of scale to increase profits in fewer but larger markets. The Company's strategy involves entering new markets at high volume levels, principally through acquisitions, as well as rapidly growing existing operations to optimal market volume levels.

   The Company intends to increase the overall growth of its deliveries in future years through growth in its existing markets as well as entry into new markets. In the aggregate, growth in existing markets will be driven by the Company's ability to increase the average number of active communities in its major markets through the successful implementation of its KB2000 operational business model. In addition, the Company's ongoing acquisition strategy is expected to supplement growth in both existing and new markets. The Company's current goals are to achieve 15,000 deliveries in fiscal 1998 and 18,000 in fiscal 1999. Both of these unit delivery goals could be materially affected by various risk factors such as changes in general economic conditions either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence, among other things.

   The Company will actively consider additional strategic acquisitions in the second half of 1998 to enter new markets and/or rapidly increase volume in existing markets. Consideration for such acquisitions may be paid in cash, notes or common stock of the Company or any combination thereof. The acquisitions of Hallmark, PrideMark and Estes, which are expected to produce incremental unit deliveries and revenues in 1998 of approximately 1,500 and $175.0 million, respectively, were executed in accordance with the Company's acquisition strategy. Under its strategy, the Company seeks to acquire home builders which possess a number of the following characteristics: a business model similar to KB2000, access or control of to land to support growth, a strong management team and are positioned to be accretive to earnings in the first full year following acquisition. The Company believes this acquisition strategy will enable it to identify and pursue appropriate targets for expanding its operations in the remainder of 1998 and beyond in a focused and disciplined manner; however, this strategy can be impacted by several factors, including, among other things, the general availability of applicable acquisition candidates, pricing for such transactions, competition among other national or regional builders for such target companies, changes in general and economic conditions nationally and in target markets and capital or credit market conditions.

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

   Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions where the Company operates or may commence operations, employment growth or unemployment rates, lumber or other homebuilding material prices, labor costs, home mortgage interest rates, competition, currency exchange rates as they affect the Company's operations in France and Mexico, consumer confidence, and government regulation or restrictions on real estate development, costs and effects of unanticipated legal or administrative proceeding and capital or credit market conditions affecting the Company's cost of capital; the availability and cost of land in desirable areas, and conditions in the overall homebuilding market in the Company's geographic markets (including the historic cyclicality of the industry); as well as seasonality, competition, population growth, property taxes, and unanticipated delays in the Company's operations. See the Company's Annual Report on Form 10-K for the year ended November 30, 1997 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company's business.

   The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

   PART II.  OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On April 2, 1998, at the Company's 1998 Annual Meeting of Stockholders, the following matters were submitted for stockholder vote:

   Election of Directors.

   Messrs. Ronald W. Burkle, Ray R. Irani, Guy Nafilyan, and Luis G. Nogales were re-elected as directors until the 2001 Annual Meeting of Stockholders with 99% of the votes cast voting in favor. Mr. Burkle received 36,083,022 affirmative votes with 257,954 votes withheld; Dr. Irani received 36,075,026 affirmative votes with 265,950 votes withheld; Mr. Nogales received 36,082,379 affirmative votes with 258,597 votes withheld; and Mr. Nafilyan received 36,083,463 affirmative votes with 257,513 votes withheld.

   Messrs. James A. Johnson and Sanford C. Sigoloff and Ms. Jane Evans continue as directors and, if nominated, will next stand for re-election at the 1999 Annual Meeting of Stockholders; Messrs. Steve Bartlett, Bruce Karatz and Charles R. Rinehart also continue as directors and, if nominated, will next stand for re-election at the 2000 Annual Meeting of Stockholders.

   1998 Stock Incentive Plan.

   The Kaufman and Broad Home Corporation 1998 Stock Incentive Plan was approved, with 69.7% of the votes cast, or 25,318,969 shares, voted in favor of the plan, 10,767,940 shares voting against and 254,067 shares abstaining.

   ITEM 5.  OTHER INFORMATION

   Geographical Information

   The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three months and six months ended May 31, 1998 and 1997, together with backlog data in terms of units and value by geographical market as of May 31, 1998 and 1997.


                                   Three Months Ended May 31,
                    ---------------------------------------------------------
                             Deliveries                    Net Orders
                    ---------------------------   ---------------------------
    Market              1998           1997           1998           1997
                    ------------   ------------   ------------   ------------
   California              1,124          1,095          1,391          1,476

   Other U.S.              1,938          1,211          2,907          1,681

   France                    340            151            546            230

   Other                       7              8             17              9
                    ============   ============   ============   ============
       Total               3,409          2,465          4,861          3,396
                    ============   ============   ============   ============

                              Six Months Ended May 31,
               -------------------------------------------------------
                                                                                                             Backlog - Value
                        Deliveries                   Net Orders                 Backlog - Units               In Thousands
               -------------------------     -------------------------     -------------------------     ------------------------
    Market        1998           1997           1998           1997           1998           1997           1998           1997
               ----------     ----------     ----------     ----------     ----------     ----------     ----------      --------
   California       2,146          2,009          2,660          2,553          1,830          1,398     $  394,144      $288,719


   Other U.S.       3,279          2,313          4,969          3,209          4,808*         2,652        588,820*      307,977

   France             600            234            916            370            902            351        125,408        66,582

   Other               13             17             32             19             41             16         11,521         4,224
               ----------     ----------     ----------     ----------     ----------     ----------     ----------      --------
       Total        6,038          4,573          8,577          6,151          7,581*         4,417     $1,119,893*     $667,502
               ==========     ==========     ==========     ==========     ==========     ==========     ==========      ========


   * Backlog amounts for 1998 have been adjusted to reflect the acquisitions of Hallmark, PrideMark and Estes. Therefore, backlog amounts at November 30, 1997 combined with net order and delivery activity for the first six months of 1998 will not equal ending backlog at May 31, 1998.

   Stockholder Proposals for 1999 Annual Meeting

   In accordance with new Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, management proxies for the Company's 1999 Annual Meeting of Stockholders will use their discretionary voting authority with respect to any proposal presented at the meeting by a stockholder who does not provide the Company with written notice of such proposal prior to February 13, 1999.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits

     24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 1997 Annual Report on Form 10-K, is incorporated by reference herein.

     27.1  Financial Data Schedule as of May 31, 1998.

     27.2 Financial Data Schedules as of February 28, 1997, May 31, 1997, August 31, 1997, and November 30, 1997.

     27.3 Financial Data Schedules as of February 29, 1996, May 31, 1996, August 31, 1996 and November 30, 1996.

     27.4  Financial Data Schedule as of November 30, 1995.

   Report on Form 8-K

   On June 24, 1998, the Company filed a Current Report on Form 8-K (Item 5), which included its June 23, 1998 press release announcing results for the 1998 second quarter, as well as its consolidated statements of income for the three months and six months ended May 31, 1998 and 1997 and consolidated balance sheets as of May 31, 1998 and 1997 and November 30, 1997. The Form 8-K also included supplemental information for the three months and six months ended May 31, 1998 and 1997.

   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KAUFMAN AND BROAD HOME CORPORATION
                                   ---------------------------------------------
                                   Registrant






     Dated       July 15, 1998           /s/ BRUCE KARATZ
            -----------------------      --------------------------------------
                                         Bruce Karatz
                                         Chairman, President and Chief Executive
                                         Officer (Principal Executive Officer)







     Dated       July 15, 1998           /s/ MICHAEL F. HENN
            -----------------------      --------------------------------------
                                         Michael F. Henn
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Principal Financial Officer)

                                                                                   Page of
                                                                                 Sequentially
     INDEX OF EXHIBITS                                                          Numbered Pages
                                                                               -----------------
     27.1  Financial Data Schedule as of May 31, 1998                                 22

     27.2  Financial Data Schedules as of February 28, 1997,
           May 31, 1997, August 31, 1997, and November 30, 1997                       23

     27.3  Financial Data Schedules as of February 29, 1996,
           May 31, 1996, August 31, 1996 and November 30, 1996                        24

     27.4  Financial Data Schedule as of November 30, 1995                            25