Form 10-Q
period 1998-08-31
KAUFMAN & BROAD HOME CORP
filed 1998-10-15
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 1998.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________.



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

         Common stock, par value $1.00 per share, 39,902,887 outstanding

                       KAUFMAN AND BROAD HOME CORPORATION
                                    FORM 10-Q
                                      INDEX



                                                                                                   PAGE
                                                                                                 NUMBER(S)
                                                                                                 ---------
PART I.  FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                Consolidated Statements of Income -
                Nine Months and Three Months ended August 31, 1998 and 1997                          3

                Consolidated Balance Sheets -
                August 31, 1998 and November 30, 1997                                                4

                Consolidated Statements of Cash Flows -
                Nine Months ended August 31, 1998 and 1997                                           5

                Notes to Consolidated Financial Statements                                          6-9

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      10-19


PART II.  OTHER INFORMATION

       ITEM 5.  OTHER INFORMATION                                                                   20

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                   20-21


SIGNATURES                                                                                          22


INDEX OF EXHIBITS                                                                                   23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts - Unaudited)


                                                             Nine Months                                 Three Months
                                                           Ended August 31,                           Ended August 31,
                                                 ---------------------------------           ---------------------------------
                                                    1998                  1997                  1998                   1997
                                                 -----------           -----------           -----------           -----------
TOTAL REVENUES                                   $ 1,622,718           $ 1,231,417           $   659,014           $   469,171
                                                 ===========           ===========           ===========           ===========

CONSTRUCTION:
    Revenues                                     $ 1,591,064           $ 1,207,220           $   647,038           $   460,544
    Construction and land costs                   (1,300,126)             (994,489)             (526,254)             (379,963)
    Selling, general and administrative
       expenses                                     (204,659)             (154,707)              (77,608)              (54,893)
                                                 -----------           -----------           -----------           -----------
       Operating income                               86,279                58,024                43,176                25,688
    Interest income                                    4,127                 3,294                 1,278                 1,043
    Interest expense, net of amounts
       capitalized                                   (19,331)              (23,108)               (4,532)               (6,664)
    Minority interests                                (2,831)                 (150)               (2,409)                  (36)
    Equity in pretax income (loss) of
       unconsolidated joint ventures                     405                  (114)                   73                  (175)
                                                 -----------           -----------           -----------           -----------
    Construction pretax income                        68,649                37,946                37,586                19,856
                                                 -----------           -----------           -----------           -----------
MORTGAGE BANKING:
    Revenues:
       Interest income                                11,173                 9,697                 3,871                 3,060
       Other                                          20,481                14,500                 8,105                 5,567
                                                 -----------           -----------           -----------           -----------
                                                      31,654                24,197                11,976                 8,627
    Expenses:
       Interest                                      (10,936)               (9,010)               (3,800)               (2,788)
       General and administrative                     (7,149)               (5,721)               (2,464)               (1,932)
                                                 -----------           -----------           -----------           -----------
    Mortgage banking pretax income                    13,569                 9,466                 5,712                 3,907
                                                 -----------           -----------           -----------           -----------
TOTAL PRETAX INCOME                                   82,218                47,412                43,298                23,763
Income taxes                                         (28,800)              (17,100)              (15,200)               (8,600)
                                                 -----------           -----------           -----------           -----------
NET INCOME                                       $    53,418           $    30,312           $    28,098           $    15,163
                                                 ===========           ===========           ===========           ===========
BASIC EARNINGS PER SHARE                         $      1.35           $       .78           $       .70           $       .39
                                                 ===========           ===========           ===========           ===========
DILUTED EARNINGS PER SHARE                       $      1.30           $       .76           $       .68           $       .38
                                                 ===========           ===========           ===========           ===========
BASIC AVERAGE SHARES OUTSTANDING                      39,431                38,857                39,887                38,907
                                                 ===========           ===========           ===========           ===========
DILUTED AVERAGE SHARES OUTSTANDING                    41,080                39,853                41,373                40,199
                                                 ===========           ===========           ===========           ===========
CASH DIVIDENDS PER COMMON SHARE                  $      .225           $      .225           $      .075           $      .075
                                                 ===========           ===========           ===========           ===========

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)

                                                                                  August 31,           November 30,
                                                                                     1998                  1997
                                                                                 -----------           -----------
ASSETS

CONSTRUCTION:
    Cash and cash equivalents                                                    $     7,155           $    66,343
    Trade and other receivables                                                      172,888               169,988
    Inventories                                                                    1,135,328               790,243
    Investments in unconsolidated joint ventures                                       5,974                 6,338
    Goodwill                                                                          47,994                31,283
    Other assets                                                                      96,492                69,666
                                                                                 -----------           -----------

                                                                                   1,465,831             1,133,861
                                                                                 -----------           -----------

MORTGAGE BANKING:
    Cash and cash equivalents                                                          2,670                 1,899
    Receivables:
       First mortgages and mortgage-backed securities                                 60,222                71,976
       First mortgages held under commitment of sale and other
              receivables                                                            203,426               208,254
    Other assets                                                                       2,480                 3,001
                                                                                 -----------           -----------

                                                                                     268,798               285,130
                                                                                 -----------           -----------

TOTAL ASSETS                                                                     $ 1,734,629           $ 1,418,991
                                                                                 ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
    Accounts payable                                                             $   176,499           $   163,646
    Accrued expenses and other liabilities                                           135,329               105,376
    Mortgages and notes payable                                                      538,661               496,869
                                                                                 -----------           -----------

                                                                                     850,489               765,891
                                                                                 -----------           -----------
MORTGAGE BANKING:
    Accounts payable and accrued expenses                                              8,523                 7,300
    Notes payable                                                                    198,282               200,828
    Collateralized mortgage obligations secured by mortgage-backed
       securities                                                                     51,565                60,058
                                                                                 -----------           -----------

                                                                                     258,370               268,186
                                                                                 -----------           -----------
Minority interests:
     Consolidated subsidiaries and joint ventures                                      8,595                 1,858
     Company obligated mandatorily redeemable preferred securities
       of subsidiary trust holding solely debentures of the Company                  189,750                    --
                                                                                 -----------           -----------

                                                                                     198,345                 1,858
                                                                                 -----------           -----------

Common stock                                                                          39,903                38,997
Paid-in capital                                                                      186,915               186,086
Retained earnings                                                                    204,499               159,960
Cumulative foreign currency translation adjustments                                   (3,892)               (1,987)
                                                                                 -----------           -----------

    TOTAL STOCKHOLDERS' EQUITY                                                       427,425               383,056
                                                                                 -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 1,734,629           $ 1,418,991
                                                                                 ===========           ===========
See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)

                                                                                        Nine Months Ended August 31,
                                                                                       -----------------------------
                                                                                          1998                1997
                                                                                       ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                         $  53,418           $  30,312
    Adjustments to reconcile net income to net cash used by operating activities:
          Equity in pretax (income) loss of unconsolidated joint ventures                   (405)                114
          Minority interests                                                               2,831                 150
          Amortization of discounts and issuance costs                                     1,437               1,235
          Depreciation and amortization                                                   11,324               8,789
          Provision for deferred income taxes                                              4,006              (2,291)
          Change in assets and liabilities, net of effects from acquisitions:
                 Receivables                                                              18,247             (14,295)
                 Inventories                                                            (132,072)            (65,427)
                 Accounts payable, accrued expenses and other liabilities                  2,822               2,470
                 Other, net                                                              (10,442)            (13,764)
                                                                                       ---------           ---------
Net cash used by operating activities                                                    (48,834)            (52,707)
                                                                                       ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                                  (162,818)                 --
    Investments in unconsolidated joint ventures                                           1,102               2,381
    Net sales of mortgages held for long-term investment                                   2,193                 180
    Payments received on first mortgages and mortgage-backed securities                   10,255               7,416
    Other, net                                                                           (13,081)             (3,100)
                                                                                       ---------           ---------
Net cash provided (used) by investing activities                                        (162,349)              6,877
                                                                                       ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from credit agreements and other short-term borrowings                  32,685              67,567
     Proceeds from Company obligated mandatorily redeemable preferred
       securities of subsidiary trust holding solely debentures of the                   183,057                  --
       Company
     Payments on collateralized mortgage obligations                                      (9,669)             (6,852)
     Payments on mortgages, land contracts and other loans                               (41,580)             (5,244)
     Payments from (to) minority interests                                                (2,848)                118
     Payments of cash dividends                                                           (8,879)             (8,745)
                                                                                       ---------           ---------
Net cash provided by financing activities                                                152,766              46,844
                                                                                       ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (58,417)              1,014
Cash and cash equivalents at beginning of period                                          68,242               9,781
                                                                                       ---------           ---------

Cash and cash equivalents at end of period                                             $   9,825           $  10,795
                                                                                       =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid, net of amounts capitalized                                          $  19,907           $  27,718
                                                                                       =========           =========
    Income taxes paid                                                                  $  31,025           $  11,852
                                                                                       =========           =========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
    Cost of inventories acquired through seller financing                              $  24,484           $   7,064
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

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 1998, the results of its consolidated operations for the nine months and three months ended August 31, 1998 and 1997, and its consolidated cash flows for the nine months ended August 31, 1998 and 1997. The results of operations for the nine months and three months ended August 31, 1998 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1997 has been taken from the audited financial statements as of that date.


2.  Inventories

    Inventories consist of the following (in thousands):

                                                                          August 31,              November 30,
                                                                             1998                     1997
                                                                       -----------------        -----------------
     Homes, lots and improvements in production                        $        855,083         $        605,227
     Land under development                                                     280,245                  185,016
                                                                       -----------------        -----------------
         Total inventories                                             $      1,135,328         $        790,243
                                                                       =================        =================


    The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

                                                 Nine Months                          Three Months
                                               Ended August 31,                      Ended August 31,
                                         ---------------------------           ---------------------------
                                           1998               1997               1998               1997
                                         --------           --------           --------           --------
Interest incurred                        $ 40,976           $ 39,763           $ 13,986           $ 13,240
Interest expensed                         (19,331)           (23,108)            (4,532)            (6,664)
                                         --------           --------           --------           --------
Interest capitalized                       21,645             16,655              9,454              6,576

Interest amortized                        (20,163)           (16,485)            (8,599)            (5,985)
                                         ========           ========           ========           ========
    Net impact on pretax income          $  1,482           $    170           $    855           $    591
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

                                                   Nine Months                    Three Months
                                                 Ended August 31,                Ended August 31,
                                             ----------------------          ----------------------
                                              1998            1997            1998            1997
                                             ------          ------          ------          ------
Basic average shares outstanding             39,431          38,857          39,887          38,907

Net effect of stock options assumed
    to be exercised                           1,649             996           1,486           1,292
                                             ------          ------          ------          ------

Diluted average shares outstanding           41,080          39,853          41,373          40,199
                                             ======          ======          ======          ======


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

    On August 18, 1998, the Company acquired a majority ownership investment in General Homes Corporation ("General Homes"), a builder of single family homes primarily in Houston, Texas. The Company invested approximately $30 million, including the assumption of debt, to acquire 50.3% of the outstanding stock of General Homes, pursuant to a recently completed plan of reorganization.

    These acquisitions were financed by borrowings under the Company's domestic unsecured revolving credit facility. Accounted for under the purchase method, the results of operations of the acquired entities are included in the Company's consolidated financial statements as of their respective dates of acquisition. The

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Acquisitions (continued)

    purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. The excess of the purchase prices over the fair value of net assets acquired was $23.4 million on an aggregate basis and was allocated to goodwill. The Company is amortizing goodwill related to the acquisitions on a straight line basis over a period of ten years.

    The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions had occurred as of December 1, 1996 with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

                                              Nine Months
                                            Ended August 31,
                                    ------------------------------
                                       1998                1997
                                    ----------          ----------
Total revenues                      $1,737,526          $1,459,854

Total pretax income                     80,299              39,877

Net income                              52,199              25,577

Basic earnings per share                  1.32                 .66

Diluted earnings per share                1.27                 .64

    The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the four acquisitions been consummated as of December 1, 1996, nor are they necessarily indicative of future operating results.


6. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Debentures of the Company (FELINE PRIDES)

    On July 7, 1998, the Company, together with KBHC Financing I, a Delaware statutory business trust (the "KBHC Trust"), of which all the common securities are owned by the Company, issued an aggregate of (a) 18,975,000 FELINE PRIDES, and (b) 1,000,000 KBHC Trust capital securities, with a $10 stated liquidation amount. The FELINE PRIDES consist of (a) 17,975,000 Income PRIDES with a stated amount per Income PRIDES of $10 (the "Stated Amount"), which are units comprised of a capital security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay to the holder certain unsecured contract adjustment payments and (b)1,000,000 Growth PRIDES with a face amount per Growth PRIDES equal to the Stated Amount, which are units consisting of a 1/100th beneficial interest in a zero-coupon U.S. treasury security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay to the holder certain unsecured contract adjustment payments.

    The distribution rate on the Income PRIDES is 8.25% per annum, and the distribution rate on the Growth PRIDES is .75% per annum. Under the stock purchase contracts, investors will be required to purchase shares of common stock of the Company for an effective price ranging between a minimum of $31.75 per share and a maximum of $38.10 per share, and the Company will issue approximately 5.0 million to 6.0 million common shares by August 16, 2001, depending upon the price of the Company's common stock upon settlement of the purchase contracts (subject to adjustment under certain circumstances). The capital securities associated with the Income PRIDES and the U.S. treasury securities associated with the Growth PRIDES have

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Debentures of the Company (FELINE PRIDES) (continued)

    been pledged as collateral to secure the holders' obligations in respect of the common stock purchase contracts. The capital securities issued by the KBHC Trust are entitled to a distribution rate of 8% per annum of their $10 stated liquidation amount.

    The KBHC Trust utilized the proceeds from the issuance of the FELINE PRIDES and capital securities to purchase an equivalent principal amount of the Company's 8% Debentures due August 16, 2003 (the "8% Debentures"). The 8% Debentures are the sole asset of the KBHC Trust. The Company's obligations under the Debentures and related agreements, taken together constitute a firm and unconditional guarantee by the Company of the KBHC Trust's obligations under the capital securities. The interest rate on the 8% Debentures and the distribution rate on the capital securities of the KBHC Trust are to be reset, subject to certain limitations, effective August 16, 2001. The Company has recorded the present value of the contract adjustment payments on the FELINE PRIDES, totaling $1.6 million, as a liability and a reduction of stockholders' equity. The liability will be reduced as the contract adjustment payments are made. The Company has the right to defer the contract adjustment payments and the payment of interest on the 8% Debentures, but any such election will subject the Company to restrictions on the payment of dividends on, and redemption of, its outstanding shares of common stock, and on the payment of interest on, or redemption of, debt securities of the Company junior in rank to the 8% Debentures, none of which are currently outstanding.

    The proceeds from the issuance of FELINE PRIDES will be used for general corporate purposes, including support of the Company's growth strategies and potential future acquisitions; however, the immediate use of proceeds was to pay down outstanding debt under the Company's $500 million domestic unsecured revolving credit facility. The Company incurred costs of approximately $6.7 million in connection with the issuance of the FELINE PRIDES and the capital securities.


7.  Reclassifications

    Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 1998 presentation.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

    OVERVIEW
    Total Company revenues for the three months ended August 31, 1998 increased 40.5% to $659.0 million from $469.2 million for the three months ended August 31, 1997. For the nine months ended August 31, 1998, total revenues increased 31.8% to $1,622.7 million from $1,231.4 million for the first nine months of 1997. The increases in total revenues for the three and nine month periods were due to higher housing revenues and land sales. Net income for the third quarter of 1998 rose to $28.1 million or $.68 diluted earnings per share from $15.2 million or $.38 diluted earnings per share for the same period a year ago. For the nine months ended August 31, 1998, net income increased to $53.4 million or $1.30 diluted earnings per share from $30.3 million or $.76 diluted earnings per share for the nine months ended August 31, 1997. The 78.9% increase in diluted earnings per share for the three months ended August 31, 1998 was primarily driven by an increase in unit deliveries and construction gross margin. For the nine months ended August 31, 1998, diluted earnings per share increased 71.1% primarily as a result of higher unit deliveries and construction gross margins along with increased mortgage banking income. Included in the Company's operating results for the three and nine month periods of 1998 are the results from the three acquisitions in the Houston, Denver and Phoenix/Tucson markets, which the Company completed during the quarter ended May 31, 1998. Results for the 1998 periods also reflect the Company's acquisition of a majority ownership investment in General Homes as of August 18, 1998.

    CONSTRUCTION
    Revenues increased by $186.5 million or 40.5% to $647.0 million in the third quarter of 1998 from $460.5 million in the third quarter of 1997 due to increases in housing revenues and land sales. Residential revenues for the three months ended August 31, 1998 increased by 37.6%, or $172.3 million to $630.9 million from $458.6 million in the year-earlier period as a result of a 38.2% increase in unit deliveries to 4,167 units from 3,016 units, partly offset by a .4% decrease in the average selling price per unit delivery. Housing revenues in the United States rose to $570.9 million on 3,792 unit deliveries in the third quarter of 1998 from $418.0 million on 2,717 units in the corresponding quarter of 1997 as a result of increased housing revenues from both California and Other U.S. operations. (The Company's housing operations in Arizona, Colorado, Nevada, New Mexico, Texas and Utah are collectively referred to "Other U.S."). California housing revenues for the third quarter of 1998 increased to $267.4 million on 1,225 unit deliveries from $239.8 million on 1,204 unit deliveries in the same quarter a year ago. California deliveries in the three months ended August 31, 1998 increased 1.7% from the same period of 1997 despite a decline of 15.0% in the average number of active communities. Other U.S. operations generated $303.5 million of housing revenues in the third quarter of 1998, increasing $125.2 million from $178.3 million for the same period a year ago. Other U.S. deliveries increased 69.7% to 2,567 units in the third quarter of 1998 from 1,513 units in the same quarter of 1997 and included a total of 563 unit deliveries from the Company's three 1998 acquisitions in Houston, Denver and Phoenix/Tucson and its recently acquired majority ownership investment in General Homes. Excluding these incremental deliveries, Other U.S. deliveries were up 32.5% from the third quarter of 1997. Revenues from French housing operations during the three months ended August 31, 1998 increased to $57.0 million on 363 unit deliveries from $39.2 million on 295 units in the prior year's period.

    For the third quarter of 1998, the Company's overall average selling price decreased .4% to $151,400 from $152,000 in the same quarter a year ago, primarily reflecting a decrease in the domestic average selling price. The Company's domestic average selling price declined 2.1% to $150,600 in the third quarter of 1998 from $153,900 in the corresponding period of 1997 as a result of a greater proportion of lower priced domestic unit deliveries generated from the Company's Other U.S. operations. Other U.S. operations accounted for 67.7% of total U.S. deliveries in the third quarter of 1998 compared to 55.7% in the third quarter of 1997. The Company's average selling price in California increased 9.6% to $218,300 in the third quarter of 1998 compared to $199,100 in the third quarter of 1997. During this same period, the average selling price for Other U.S. operations rose .3% to $118,200 from $117,800. These increases occurred as result of selected increases in sales prices in certain markets, a change in the number of higher priced urban in-fill locations and first time move up sales, as well as improvements in overall market conditions. In France, the Company's average selling price for the three months ended August 31, 1998 increased 18.1% to $157,000 from $133,000 in the year-earlier quarter, primarily due to a change in product mix.

    Revenues from land sales totaled $15.3 million in the third quarter of 1998 compared to $1.7 million in the same period of 1997.

    For the nine months ended August 31, 1998, construction revenues totaled $1,591.1 million, increasing $383.9 million from $1,207.2 million for the same period a year ago mainly as a result of higher housing revenues. Housing revenues totaled $1,570.1 million on 10,205 units in the first nine months of 1998 compared to $1,192.8 million on 7,589 units for the same period a year ago. Housing operations in the United States produced revenues of $1,425.7 million on 9,217 units in the first nine months of 1998 and $1,101.7 million on 7,039 units in the comparable period of 1997. During the first nine months of 1998, California housing revenues increased 11.9% to $728.5 million from $650.8 million in the same period of 1997, reflecting a rise in unit deliveries during the period and higher average sales prices. Housing revenues from Other U.S. operations increased 54.6% to $697.2 million in the first nine months of 1998 from $450.9 million in the prior year's period as unit deliveries in the region rose 52.8%. Deliveries in California increased to 3,371 units for the nine months ended August 31, 1998 from 3,213 for the nine months ended August 31, 1997, while deliveries from Other U.S. operations increased to 5,846 from 3,826 units during the same period. Included in Other U.S. results for the nine months ended August 31,1998 were an aggregate 990 unit deliveries related to the operations in Houston, Denver and Phoenix/Tucson purchased during the second quarter of 1998 and the recently acquired majority ownership investment in General Homes. French housing revenues totaled $137.6 million on 963 units in the first nine months of 1998, up from $85.1 million on 529 units in the corresponding period of 1997.

    The Company-wide average new home price decreased 2.1% to $153,900 in the first nine months of 1998 from $157,200 in the year-earlier period reflecting a higher proportion of lower priced deliveries from domestic operations outside of California in the first nine months of 1998 and a lower average selling price from the Company's operations in France. Other U.S. deliveries comprised 63.4% of domestic deliveries during the first nine months of 1998 compared to 54.4% in the same period of 1997. For the first nine months of 1998, the average selling price in California increased 6.7% to $216,100 from $202,500 while the average selling price in Other U.S. operations increased 1.2% to $119,300 from $117,900 for the first nine months of 1998. These increases occurred as a result of strategic increases in sales prices in certain markets, as well as a change in product mix modestly favoring a greater number of higher priced urban in-fill locations and first time move up sales. In France, the average selling price for the nine month period decreased 11.2% to $142,900 in 1998 from $160,900 in 1997 primarily because the 1998 period included a full nine months of deliveries from lower priced SMCI developments in France, acquired in the third quarter of 1997.

    Company-wide revenues from land sales totaled $20.2 million for the first three quarters of 1998 compared to $11.9 million for the same period a year ago.

    Operating income increased by $17.5 million to $43.2 million in the third quarter of 1998 from $25.7 million in the third quarter of 1997 as a result of higher gross profits, partially offset by increased selling, general and administrative expenses. As a percentage of construction revenues, operating income increased by 1.1 percentage points to 6.7% in the third quarter of 1998 compared to 5.6% in the third quarter of 1997. Gross profits increased by $40.2 million to $120.8 million in the three months ended August 31, 1998 from $80.6 million in the three months ended August 31, 1997 due to both higher unit volume and higher gross margin. During this same period, the Company's housing gross profits increased by $40.9 million to $122.3 million from $81.4 million. As a percentage of construction revenues, gross profits rose to 18.7% in the current quarter from 17.5% in the year-earlier quarter. This increase primarily reflected a rise in the third quarter housing gross margin to 19.4% in 1998 from 17.7% in 1997. The 1.7 percentage point increase in housing gross margin reflected continuing increases in the proportion of higher margin deliveries resulting from the Company's KB2000 operational business model entering the mix, as well as price increases in certain fast-selling, hard to replace communities especially in certain California markets. During the third quarter of 1998, land sales generated a loss of $1.5 million compared to a loss of $.8 million generated in the same quarter a year ago.

    Selling, general and administrative expenses increased by $22.7 million to $77.6 million in the third quarter of 1998 from $54.9 million in the third quarter of 1997, partly due to the inclusion of selling, general and administrative expenses of Hallmark, PrideMark, Estes and General Homes, including goodwill amortization. As a percentage of housing revenues, selling, general and administrative expenses increased .3 percentage points to

    12.3% in the third quarter of 1998 from 12.0% in the same quarter a year ago and decreased 1.0 percentage points from the second quarter of 1998. The quarterly year-over-year increase in the selling, general and administrative expense ratio was primarily due to new market entries in Texas, increased goodwill amortization and expenditures incurred in connection with extensive information systems revisions in support of the Company's KB2000 operational business model and year 2000 compliance.

    For the first nine months of 1998, operating income increased by $28.3 million to $86.3 million from $58.0 million in the corresponding period of 1997 as higher gross profits were partially offset by increased selling, general and administrative expenses. For the nine month period, total gross profits increased by $78.2 million or 36.8% to $290.9 million in 1998 from $212.7 million in 1997 with housing gross profits increasing by $81.4 million to $293.3 million from $211.9 million during this same period. Gross profits as a percentage of construction revenues increased to 18.3% in the first nine months of 1998 from 17.6% in the year-earlier period as the housing gross margin increased .9 percentage points to 18.7% from 17.8%. Company-wide land sales generated a loss of $2.3 million during the first nine months of 1998 compared to a profit of $.5 million for the corresponding period of 1997.

    Selling, general and administrative expenses increased by $50.0 million to $204.7 million for the first nine months of 1998 from $154.7 million for the same period of 1997. However, as a percentage of housing revenues, these expenses remained unchanged from 1997 at 13.0%. This reflected the higher volume of deliveries, partially offset by higher sales commissions, higher expenditures incurred in connection with extensive information systems revisions in support of the KB2000 operational business model and year 2000 compliance, new market entries in Texas, and the expenses and goodwill amortization related to the acquisitions which occurred during 1998.

    Interest income totaled $1.3 million in the third quarter of 1998 compared to $1.0 million in the prior year's third quarter. For the nine months ended August 31, 1998, interest income totaled $4.1 million compared to $3.3 million in the same period of 1997. The higher interest income for the third quarter and first nine months of 1998 reflected an increase in the interest bearing average balances of mortgages receivable compared to the same periods a year ago.

    Interest expense (net of amounts capitalized) decreased to $4.5 million in the third quarter of 1998 from $6.7 million in the third quarter of 1997. For the nine month period ended August 31,1998, interest expense totaled $19.3 million compared to $23.1 million for the same period of 1997. Gross interest incurred in the three months and nine months ended August 31, 1998 was higher than that incurred in the corresponding year ago periods by $.7 million and $1.2 million, respectively, reflecting an increase in average indebtedness in 1998, partially offset by a lower average interest rate as a result of more favorable financing terms obtained by the Company due to the redemption of its $100 million 10-3/8% senior notes and the issuance of $175 million of 7-3/4% senior notes in the fourth quarter of 1997. During the third quarter of 1998, the Company obtained financing from the issuance of $189.8 million of FELINE PRIDES and used the proceeds to pay down outstanding debt under the Company's domestic unsecured revolving credit facility. The distributions associated with the FELINE PRIDES are included in minority interests; therefore, interest expense in future periods will generally be lower than it would be without this financing. The percentage of interest capitalized during the three months ended August 31, 1998 and 1997 was 67.6% and 49.7%, respectively. For the nine months ended August 31, this percentage was 52.8% in 1998 and 41.9% in 1997. The higher 1998 capitalization rates reflected the issuance of the FELINE PRIDES in the third quarter of 1998 and a higher proportion of land under development in 1998 compared to 1997.

    Minority interests totaled $2.4 million in the third quarter of 1998 and less than $.1 million in the third quarter of 1997. For the first nine months of 1998, minority interests totaled $2.8 million compared to $.2 million for the same period a year ago. Minority interests are comprised of two major components: pretax income of consolidated subsidiaries and joint ventures related to residential and commercial activities in France as well as the Company's majority ownership investment in General Homes, and distributions on the capital securities issued by the KBHC Trust in connection with the FELINE PRIDES offering in July 1998. In the aggregate, minority interests are expected to increase in future periods primarily due to the inclusion of distributions on the capital securities, while minority interests related to French joint ventures are expected to remain at relatively low levels. These low levels principally reflect the limited opportunities currently available, and reasonably expected to be available, in the French commercial market as well as the Company's strategic focus on its residential development business.

    Equity in pretax income of unconsolidated joint ventures totaled $.1 million in the third quarter of 1998 compared to a $.2 million loss in the third quarter of 1997. The Company's unconsolidated joint ventures recorded combined revenues of $2.0 million in the third quarter of 1998 compared to $82.3 million for the corresponding period of 1997. Of the joint venture revenues in the third quarter of 1998, all were generated from residential properties, while in the third quarter of 1997 $11.0 million were generated from residential properties. For the first nine months of 1998, the Company's equity in pretax income of unconsolidated joint ventures totaled $.4 million compared to a $.1 million loss in the same period of 1997. Combined revenues from these joint ventures totaled $9.5 million in the first nine months of 1998 compared with $91.0 million in the first nine months of 1997, mainly due to the sale of a French commercial project in 1997. During the nine month period of 1998, all revenues from unconsolidated joint ventures were generated from residential properties. In the same period of 1997, residential revenues from unconsolidated joint ventures totaled $19.7 million.

    MORTGAGE BANKING
    Interest income and interest expense increased by $.8 million and $1.0 million, respectively, in the third quarter of 1998 compared to the same quarter a year ago. For the nine months ended August 31, 1998, interest income from mortgage banking rose by $1.5 million and related interest expense increased by $1.9 million from the same period of 1997. Interest income for the three and nine month periods increased due to the higher balance of first mortgages held under commitment of sale and other receivables outstanding during the 1998 periods. The increase in interest expense resulted from the higher amount of notes payable outstanding during the third quarter and first nine months of 1998 compared to the same periods of 1997.

    Other mortgage banking revenues increased by $2.5 million to $8.1 million in the third quarter of 1998 from $5.6 million in the prior year's third quarter. For the first nine months of 1998, other mortgage banking revenues totaled $20.5 million, an increase of $6.0 million from $14.5 million in the prior year's period. These increases were primarily the result of higher gains on the sale of mortgages and servicing rights due to a higher level of mortgage originations resulting from a higher unit volume in the United States. In addition, in the third quarter of 1998 the loan mix was favorable with fixed rate loans representing 82% of closings compared with 61% in the third quarter of 1997.

    General and administrative expenses associated with mortgage banking increased by $.6 million to $2.5 million in the third quarter of 1998 from $1.9 million for the same quarter a year ago. For the nine month period, these expenses totaled $7.1 million in 1998 compared to $5.7 million in 1997. The increase in general and administrative expenses in 1998 was primarily due to higher mortgage production volume.

    INCOME TAXES
    Income taxes totaled $15.2 million and $8.6 million in the third quarters of 1998 and 1997, respectively. For the first nine months of 1998, income tax expense totaled $28.8 million compared to $17.1 million in the same period of 1997. The income tax amounts represented effective income tax rates of approximately 35% and 36% in both periods of 1998 and 1997, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES

    The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. For the nine months ended August 31, 1998, net cash used by operating, investing and financing activities totaled $58.4 million compared to $1.0 million provided in the first nine months of 1997.

    The Company's operating activities for the first nine months of 1998 used cash of $48.8 million compared to $52.7 million used during the same period of 1997. For the nine months ended August 31, 1998, the Company primarily used cash to fund an investment of $132.1 million in inventories (excluding $24.5 million of inventories acquired through seller financing). Excluding the Company's acquisitions of Hallmark, PrideMark and Estes, and its recently acquired majority ownership investment in General Homes, inventories increased, primarily in the Company's domestic operations, reflecting the Company's continued growth throughout its U.S. markets. The use of cash was partially offset by nine month earnings of $53.4 million and a reduction in receivables of $18.2 million, as well as various non-cash items deducted from net income. The reduction in receivables mainly related to a lower balance of mortgages held under commitment of sale due to lower mortgage origination volume in the third quarter of 1998 compared to the fourth quarter of 1997.

    Operating activities for the first nine months of 1997 used cash for an investment of $65.4 million in inventories (excluding $7.1 million of inventories acquired through seller financing), an increase in receivables of $14.3 million and a change in deferred taxes of $2.3 million. The cash used was partially offset by nine month earnings of $30.3 million, an increase in accounts payable, accrued expenses and other liabilities of $2.5 million, and various non-cash items deducted from net income.

    Cash used by investing activities totaled $162.3 million in the nine months ended August 31, 1998 compared to $6.9 million provided in the year-earlier period. In the first nine months of 1998, a total of $162.8 million of cash, net of cash acquired, was used for the acquisitions of Hallmark, PrideMark and Estes and the acquisition of a majority ownership investment in General Homes. During this same period, $13.1 million was used for other investing activities. Among amounts partially offsetting these 1998 nine month uses were $10.3 million of proceeds received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral, and $2.2 million from the net sales of mortgages held for long-term investment. In the first nine months of 1997, cash was provided by $7.4 million in proceeds received from mortgage-backed securities and $2.4 million in distributions related to investments in unconsolidated joint ventures. Partially offsetting these 1997 nine month sources was $3.1 million used for other investing activities

    Financing activities provided $152.8 million of cash in the first nine months of 1998 compared to $46.8 million provided in the same period of 1997. In the first nine months of 1998, sources of cash included proceeds of $183.1 million from the issuance of the FELINE PRIDES in July 1998. Partially offsetting these proceeds in the first nine months of 1998 were net payments on borrowings of $8.9 million, payments to minority interests in consolidated joint ventures of $2.8 million, payments on collateralized mortgage obligations of $9.7 million and cash dividend payments of $8.9 million. Financing activities for the nine months ended August 31, 1997 resulted in net cash inflows due mainly to net proceeds from borrowings of $62.3 million, partially offset by cash dividend payments of $8.7 million and payments on collateralized mortgage obligations of $6.9 million.

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

    On August 18, 1998, the Company acquired a majority ownership investment in General Homes, a builder of single family homes primarily in Houston, Texas. The Company invested approximately $30 million, including the assumption of debt, to acquire 50.3% of the outstanding stock of General Homes, pursuant to a recently completed plan of reorganization.

    Accounted for under the purchase method, the results of operations of the acquired entities are included in the Company's consolidated financial statements from the respective dates of acquisition. These acquisitions were financed by borrowings under the Company's domestic unsecured revolving credit facility.

    As of August 31, 1998, borrowings of $15.0 million were outstanding under the Company's $500 million domestic unsecured revolving credit facility with $485.0 million remaining available. The Company's French unsecured financing agreements, totaling $84.3 million, had in the aggregate $46.7 million available at August 31, 1998. In addition, the Company's mortgage banking operations had $51.7 million available under its $250 million secured revolving mortgage warehouse facility at quarter-end. The Company's financial leverage, as measured by the ratio of debt to total capital, was 46.6% at the end of the 1998 third quarter compared to 59.4% at the end of the 1997 third quarter. The sharply improved debt ratio as of August 31, 1998 was due primarily to debt reduction associated with the Company's offering of $189.8 million of FELINE PRIDES in the 1998 third quarter.

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

    On July 7, 1998, the Company, together with the KBHC Trust, of which all the common securities are owned by the Company, issued an aggregate of (a) 18,975,000 FELINE PRIDES, and (b)1,000,000 KBHC Trust capital securities, with a $10 stated liquidation amount. The FELINE PRIDES consist of (a) 17,975,000 Income PRIDES with the Stated Amount per Income PRIDES, which are units comprised of a capital security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay to the holder certain unsecured contract adjustment payments and (b)1,000,000 Growth PRIDES with a face amount per Growth PRIDES equal to the Stated Amount, which are units consisting of a 1/100th beneficial interest in a zero-coupon U.S. treasury security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay to the holder certain unsecured contract adjustment payments.

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

    The proceeds from the issuance of FELINE PRIDES will be used for general corporate purposes, including support of the Company's growth strategies and potential future acquisitions; however, the immediate use of proceeds was to pay down outstanding debt under the Company's $500 million domestic unsecured revolving credit facility.

    The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.


                                 YEAR 2000 ISSUE

    The term "year 2000 issue" is a general term used to describe the complications that may be caused by existing computer hardware and software that were designed by applicable manufacturers without consideration for the upcoming change in the century. If not corrected, such programs may cause computer systems to fail or to miscalculate data. Due to the year 2000 issue, the Company has undertaken a project to modify or replace portions of its existing computer operating systems so that they will function properly with respect to dates in the year 2000 and thereafter. The Company's year 2000 project encompasses the Company's information technology systems, as well as its non-information technology systems, such as systems embedded in its office equipment and facilities.

    State of Year 2000 Readiness. The scope of the Company's year 2000 compliance effort has been defined to include 12 distinct projects. Four of the 12 projects address areas of greatest business risk and require the greatest technical effort and, therefore, have been given the highest priority. These four high priority projects are the following: conversion and upgrade of the Company's JD Edwards primary accounting programs (the "JD Edwards Programs"); conversion and upgrade of the operating systems for the Company's Texas operations which are not associated with the JD Edwards Programs; conversion and upgrade of the operating systems for the Company's mortgage banking operations which are not associated with the JD Edwards Programs; and the upgrade of the Company's primary computer network and personal computers. Of these four high priority projects, as of October 15, 1998, the upgrade of the Company's primary computer network and personal computers is 95% fully implemented, the remediation of the JD Edwards Programs is complete and is being tested, and the conversion and upgrade of the operating systems for the Company's Texas operations and the Company's mortgage banking operations are in the process of being remediated.
    These four projects are substantially underway and are on schedule for completion between December 1998 and June 1999.

    The remaining eight projects comprise the balance of the Company's year 2000 compliance effort, present a lower business risk and require less technical effort to complete. These eight projects are currently scheduled to be completed by June 1999 and are comprised of the following: conversion of business templates and forms that are not associated with the JD Edwards Programs; upgrade to the Company's telephone and voice mail systems; upgrade of the Company's fax machines, copiers and other systems integrated into office facilities; verification that material third party suppliers to the Company are year 2000 compliant; verification that material third party suppliers to the Company's mortgage banking operations are year 2000 compliant; verification that material third party suppliers to the Company's multi-housing operations are year 2000 compliant; upgrade of the systems used by the Company's operations in France; and upgrade of the systems used by the Company's operations in Mexico. These eight projects are in various stages of assessment, and remediation work on each of the eight projects is currently expected to commence in the 1999 first quarter.

    As noted, three of the 12 projects that comprise the Company's year 2000 compliance effort involve verification that the third parties with which the Company, and its operating subsidiaries, have a material relationship are year 2000 compliant. The Company is currently in various stages of assessment with respect to the three third party verification projects. These assessments are currently expected to be substantively completed by the first quarter of 1999. As part of these projects, the Company's relationships with suppliers, subcontractors, financial institutions and other third parties will be examined to determine the status of their year 2000 issue efforts as related to the Company. As a general matter, the Company is vulnerable to significant suppliers' inability to remedy their own year 2000 issues. Furthermore, the Company relies both domestically and internationally on financial institutions, government agencies (particularly for zoning, building permits and related matters), utility companies, telecommunication service companies and other service providers outside of its control. There is no assurance that such third parties will not suffer a year 2000 business disruption and it is conceivable that such failures could, in turn, have a material adverse effect on the Company's liquidity, financial condition and results of operations.

    Costs of Addressing Year 2000 Issues. Several of the projects included in the Company's year 2000 plan are projects which were necessary to support the Company's KB2000 operational business model, and would have been undertaken regardless of year 2000 exposures. The total cost of all of the Company's projects associated with its year 2000 plan is currently estimated to be approximately $4 million; however, it is not possible to determine the portion of that amount which is specifically attributable to year 2000 compliance work. The total amount expended on all projects related to year 2000 compliance was $1.4 million as of August 31, 1998. The Company believes that the costs to specifically address the year 2000 issue will not have a material impact on the Company's financial condition or results of operations, liquidity or cash flows for any year in the reasonably forseeable future. The schedule for the successful completion of the Company's year 2000 project and the estimated costs are based upon certain assumptions by management regarding future events, including the continued availability of qualified resources to implement the program and the cost of such resources.

    Risks Presented by Year 2000 Issues. The Company acknowledges that its failure to resolve a material year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. Although the Company considers its exposure to the year 2000 issue risks from third party suppliers as generally low, due to the uncertainty of the year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. In addition, the Company could be materially impacted by the widespread economic or financial market disruption by year 2000 computer system failures at government agencies on which the Company is dependent for zoning, building permits and related matters. Possible risks of year 2000 failure could include, among other things, delays or errors with respect to payments, third party delivery of materials and government approvals. The Company's year 2000 project is expected to significantly reduce the Company's level of uncertainty and exposure to the year 2000 issue and, in particular, about the year 2000 compliance of material third parties. To date, the Company has not identified any operating systems, either of its own or of a material third party supplier, that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented.

    Contingency Plan. The Company's year 2000 project calls for a year 2000-specific contingency plan to be developed. This plan is expected to be completed by the end of the Company's 1999 first quarter. As a normal course of business, the Company maintains contingency plans designed to address various other potential business interruptions. In addition to the Company's year 2000-specific contingency plan, these preexisting contingency plans should assist in mitigating any adverse affect because of the interruption of support provided by third parties resulting from their failure to be year 2000 ready.

    Management currently anticipates that its operating systems will be year 2000 ready well before January 1, 2000, and that the year 2000 issue will not have a material adverse effect upon the Company's liquidity, financial position or results of operations.


                                     OUTLOOK

    The Company's residential backlog as of August 31, 1998 consisted of 7,630 units, representing aggregate future revenues of approximately $1,132.0 million, up 51.4% and 45.6%, respectively from 5,040 units, representing aggregate future revenues of $777.7 million a year earlier. The backlog units and value at August 31, 1998 were the highest of any quarter-end backlog in the Company's history. Company-wide net orders for the third quarter of 1998 totaled 3,883, up 17.3% compared to the third quarter of 1997, including a total of 499 net orders generated from the Company's three 1998 acquisitions in Houston, Denver and Phoenix/Tucson and its recently acquired majority ownership investment in General Homes. Excluding the net orders related to the companies in which the Company invested or which the Company acquired in 1998, Company-wide net orders rose 2.2% in the third quarter of 1998 compared to the year-earlier quarter.

    The Company's domestic operations accounted for approximately $983.6 million of backlog value on 6,683 units at August 31, 1998, up from $698.3 million on 4,438 units at August 31, 1997, reflecting higher backlogs from both California and Other U.S. operations. Backlog in California increased to approximately $389.0 million on 1,722 units at August 31, 1998 from $377.3 million on 1,700 units at August 31, 1997. Nonetheless, net orders in California declined 25.8% in the third quarter of 1998 due primarily to a 15.0% decline in the average number of active communities in the state compared to a year ago. The Company's Other U.S. operations also demonstrated year-over-year growth in backlog levels with the backlog value at August 31, 1998 increasing to approximately $594.6 million on 4,961 units compared to $321.0 million on 2,738 units at August 31, 1997, reflecting a 49.3% increase in Other U.S. net orders. Excluding 499 net orders attributable to the Company's investment in General Homes and its acquisition of three other companies earlier in the year, Other U.S. net orders in the third quarter of 1998 increased 18.1% from the same period a year ago.

    In France, the value of residential backlog at August 31, 1998 was approximately $138.8 million on 909 units compared to $71.0 million on 576 units a year earlier. The Company's net orders in France increased 93.7% to 370 in the third quarter of 1998 from 191 net orders for the same period a year ago. Backlog associated with consolidated commercial development activities in France totaled $.7 million at August 31, 1998 compared to $.2 million at August 31, 1997.

    In Mexico, the value of residential backlog at August 31, 1998 was approximately $9.7 million on 38 units compared to $8.3 million on 26 units at August 31, 1997. Operations in Mexico generated 9 net orders in the third quarter of 1998 compared to 14 net orders recorded in the same period a year ago.

    Substantially all of the homes included in the Company's third quarter residential backlog are expected to be delivered; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues. As of the end of the third quarter of 1998, there had not been any material change in the Company's cancellation rates.

    Company-wide net orders for the first six weeks of the Company's 1998 fourth quarter increased 50.5% from the net orders for the comparable period of 1998. Excluding net orders from the 1998 acquisitions and investments, Company-wide net orders increased 31.8%. During this same period, domestic net orders were up 48.1%, reflecting a 60.0% increase in net orders from Other U.S. operations, excluding net orders from the Company's acquisitions of Hallmark, Pridemark and Estes and its recently acquired majority ownership investment in General Homes, partially offset by a 11.8% decrease in California net orders, primarily attributable to fewer active communities. In France, net orders for the first six weeks of the Company's 1998 fourth quarter increased 68.1% compared to the same period a year ago. However, current global market uncertainties, mortgage interest rate volatility, an appreciable decline in consumer confidence and/or other factors could have mitigating effects.

    The Company continues to focus on the two primary strategic initiatives it established for 1997: further implementation of its KB2000 operational business model and acceleration of the Company's growth. In addition, the Company also intends to concentrate on two complementary strategies consisting of establishing optimum dominant local market presence and maintaining its focus on acquisitions.

    In order to leverage the benefits of the KB2000 operational business model, the Company has been implementing a strategy designed to achieve a dominant market position in its major markets. The Company's use of the term "dominant" is not intended to imply that the Company will become the largest builder in a market in terms of unit deliveries or revenues; nor is it the Company's intent to attempt to control the pricing of homes in any market, which the Company believes is not possible in any event. Rather, the Company's goal is to achieve a sufficiently optimum market position that will enable its local business unit to maximize the benefits of its KB2000 operational business model, including lower land acquisition costs, improved terms with suppliers and subcontractors, the offering of maximum choice and the best value to customers and retention of the best management talent. The Company believes that by operating at large volume levels, it can better execute its KB2000 operational business model and use economies of scale to increase profits in fewer but larger markets.

    Furthermore, the Company intends to increase the overall growth of its deliveries in future years. The Company's strategy involves growing existing operations to optimal market volume levels, as well as entering new markets at high volume levels, principally through acquisitions. In the aggregate, growth in existing markets will be driven by the Company's ability to increase the average number of active communities in its major markets through the successful implementation of its KB2000 operational business model. In addition, the Company's ongoing acquisition strategy is expected to supplement growth in both existing and new markets. Under its acquisition strategy, the Company seeks to acquire home builders which possess a number of the following characteristics: a business model similar to KB2000, access to or control of land to support growth, a strong management team and a financial condition positioned to be accretive to earnings in the first full year following acquisition. The Company believes this acquisition strategy will enable it to identify and pursue appropriate targets for expanding its operations in the remainder of 1998 and beyond in a focused and disciplined manner; however, this strategy could be impacted by several factors, including, among other things, conditions in U.S. securities markets, the general availability of applicable acquisition candidates, pricing for such transactions, competition among other national or regional builders for such target companies, changes in general and economic conditions nationally and in target markets and capital or credit market conditions. Consideration for such acquisitions may be paid in cash, assumption of debt, notes or common stock of the Company or any combination thereof.

    The Company's current goals are to achieve 15,000 deliveries in 1998 and 18,000 in 1999. These unit delivery goals could be materially affected by various risk factors such as changes in general economic conditions either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence, among other things.

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

    Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions where the Company operates or may commence operations, employment growth or unemployment rates, lumber or other homebuilding material prices, labor costs, home mortgage interest rates, competition, currency exchange rates as they affect the Company's operations in France and Mexico, consumer confidence, and government regulation or restrictions on real estate development, costs and effects of unanticipated legal or administrative proceeding and capital or credit market conditions affecting the Company's cost of capital; the availability and cost of land in desirable areas, and conditions in the overall homebuilding market in the Company's geographic markets (including the historic cyclicality of the industry); the success of the Company and its significant suppliers in identifying and addressing operating systems and programs that are not year 2000 ready; as well as seasonality, competition, population growth, property taxes, and unanticipated delays in the Company's operations. See the Company's Annual Report on Form 10-K for the year ended November 30, 1997 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company's business.

    The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

    PART II.  OTHER INFORMATION

    ITEM 5.  OTHER INFORMATION

    The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three months and nine months ended August 31, 1998 and 1997, together with backlog data in terms of units and value by geographical market as of August 31, 1998 and 1997.



                                    Three Months Ended August 31,
                         --------------------------------------------------
                               Deliveries                    Net Orders
                         --------------------          --------------------
     Market              1998           1997           1998           1997
     ----------          -----          -----          -----          -----
     California          1,225          1,204          1,117          1,506

     Other U.S.          2,567          1,513          2,387          1,599

     France                363            295            370            191

     Other                  12              4              9             14
                         -----          -----          -----          -----

         Total           4,167          3,016          3,883          3,310
                         =====          =====          =====          =====


                           Nine Months Ended August 31,
              ----------------------------------------------------                                       Backlog - Value
                    Deliveries                    Net Orders               Backlog - Units                In Thousands
              ------------------------    ------------------------    -------------------------     -------------------------
Market           1998          1997          1998          1997          1998           1997           1998           1997
----------    ----------    ----------    ----------    ----------    ----------     ----------     ----------     ----------
California         3,371         3,213         3,777         4,059         1,722          1,700     $  388,998     $  377,332

Other U.S.         5,846         3,826         7,356         4,808         4,961*         2,738        594,575*       321,007

France               963           529         1,286           561           909            576*       138,812         71,041*

Other                 25            21            41            33            38             26          9,652          8,320
              ----------    ----------    ----------    ----------    ----------     ----------     ----------     ----------
    Total         10,205         7,589        12,460         9,461         7,630*         5,040*     1,132,037*    $  777,700*
              ==========    ==========    ==========    ==========    ==========     ==========     ==========     ==========


    * Backlog amounts for 1998 have been adjusted to reflect the acquisitions of Hallmark, PrideMark and Estes, as well as the acquisition of a majority interest in General Homes. Therefore, backlog amounts at November 30, 1997 combined with net order and delivery activity for the first nine months of 1998 will not equal ending backlog at August 31, 1998. Backlog amounts for 1997 were adjusted to reflect the acquired developments in France. Therefore, backlog amounts at November 30, 1996 combined with sales and delivery activity for the first nine months of 1997 will not equal ending backlog at August 31,1997.

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

    On August 14, 1998, the Company filed a Current Report on Form 8-K (Item 7) which included certain exhibits in connection with the issuance of its FELINE PRIDES pursuant to Registration Statement Nos. 333-51825 and 333-51825-01.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            KAUFMAN AND BROAD HOME CORPORATION
                                            ------------------------------------
                                            Registrant






      Dated   October 15, 1998              /s/ BRUCE KARATZ
              ----------------              ------------------------------------
                                            Bruce Karatz
                                            Chairman, President and Chief
                                            Executive Officer
                                            (Principal Executive Officer)



      Dated   October 15, 1998              /s/ MICHAEL F. HENN
              ----------------              ------------------------------------
                                            Michael F. Henn
                                            Senior Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)

                                                                                              Page of Sequentially
      INDEX OF EXHIBITS                                                                          Numbered Pages
                                                                                              ----------------------
      27     Financial Data Schedule                                                                   24