Form 10-K
period 1998-11-30
KAUFMAN & BROAD HOME CORP
filed 1999-02-26
CIK 795266

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998

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

                                                                   NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                             ON WHICH REGISTERED
COMMON STOCK (PAR VALUE $1.00 PER SHARE)                          NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES A PARTICIPATING CUMULATIVE              NEW YORK STOCK EXCHANGE
  PREFERRED STOCK
INCOME PRIDES                                                     NEW YORK STOCK EXCHANGE
GROWTH PRIDES                                                     NEW YORK STOCK EXCHANGE
9 3/8% SENIOR SUBORDINATED NOTES DUE 2003                         NEW YORK STOCK EXCHANGE
7 3/4% SENIOR NOTES DUE 2004                                      NEW YORK STOCK EXCHANGE
9 5/8% SENIOR SUBORDINATED NOTES DUE 2006                         NEW YORK STOCK EXCHANGE

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

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE COMPANY ON JANUARY 31, 1999 WAS $1,263,985,284.

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK ON JANUARY 31, 1999 WAS AS FOLLOWS:

     Common Stock (par value $1.00 per share) 47,894,958 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  1998 Annual Report to Stockholders (incorporated into Part II).

       Notice of 1999 Annual Meeting of Stockholders and Proxy Statement
                         (incorporated into Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company is a builder of single-family homes with domestic operations in seven western states, and international operations in France and Mexico. Domestically, the Company is the largest homebuilder west of the Mississippi River, delivering more single-family homes than any other builder in the region. Founded in 1957, the Company builds innovatively designed homes which cater primarily to first-time homebuyers, generally in medium-sized developments close to major metropolitan areas. Internationally, the Company is among the largest builders in greater metropolitan Paris, France, based on the number of homes delivered. In France, the Company also builds commercial projects and high-density residential properties, such as condominium and apartment complexes. The Company provides mortgage banking services to domestic homebuyers through its wholly owned subsidiary, Kaufman and Broad Mortgage Company ("KBMC").

     The Company is a Delaware corporation and maintains its principal executive offices at 10990 Wilshire Boulevard, Los Angeles, California 90024. Its telephone number is (310) 231-4000. As used herein, the term "Company" refers to Kaufman and Broad Home Corporation and its subsidiaries, unless the context indicates otherwise.

MARKETS

     In 1998, the Company achieved an all-time record 15,213 unit deliveries, surpassing the previous Company record of 11,443 units established in 1997. The increase in deliveries in 1998 was primarily due to the Company's continued expansion of its domestic operations outside California and the acquisition of Houston-based Hallmark Residential Group ("Hallmark"), Denver-based PrideMark Homebuilding Group ("PrideMark") and Phoenix/Tucson-based Estes Homebuilding Co. ("Estes"), all of which the Company completed during the second quarter of 1998. Results for 1998 also reflect the Company's acquisition of a majority interest in Houston-based General Homes Corporation ("General Homes") as of August 18, 1998. Subsequent to the end of fiscal 1998, in January 1999, the Company continued to grow through the acquisition of the remaining minority interest in General Homes and completing its purchase of substantially all of the homebuilding assets of the Lewis Homes group of companies ("Lewis Homes"). Lewis Homes' principal markets are Las Vegas and Northern Nevada, Southern California and the greater Sacramento area in Northern California. Including the Lewis Homes operations, which are expected to deliver approximately 3,500 homes in 1999, the Company believes it will be the largest homebuilder in the United States in 1999, as measured by unit volume.

     The Company continues to explore opportunities to enter new markets and plans to grow in its existing markets. Growth in both new and existing markets is expected to be supplemented by strategic acquisitions from time to time. In the aggregate, the Company has established a goal of delivering approximately 21,500 units Company-wide in 1999. This goal could be materially affected by various risk factors such as changes in general economic conditions either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence, among other things. Nevertheless, the Company remains optimistic about its ability to continue to grow its business in 1999.

     During 1998, the average number of active communities operated by the Company was 210, an increase of approximately 27% over 1997. The average selling price of the Company's homes was $156,400 in 1998, down 2.1% from 1997 primarily as a result of an increase in the proportion of lower-priced deliveries generated from operations outside of California.

     The Company's principal geographic markets as of November 30, 1998 were:
California; "Other U.S." (Arizona, Colorado, Nevada, New Mexico, Texas and
Utah); France (principally metropolitan Paris); and Mexico City, Mexico. The Company delivered its first homes in California in 1963, France in 1970, Nevada in 1993, Arizona and Colorado in 1994, New Mexico and Utah in 1995, and Texas and Mexico in 1996.

     To enhance its operating capabilities in regional submarkets, the Company conducted its domestic homebuilding business in 1998 through six divisional offices in California, one divisional office in each of Nevada, Colorado, New Mexico and Utah, two divisional offices in Arizona, and four divisional offices in Texas. In addition, the Company operated 13 new home showrooms in 1998. Internationally, the Company operates its construction business through two divisional offices in France and one divisional office in Mexico.

     California. The Company benefited during the 1980s from the relative strength and growth of the California housing market. During the first half of the 1990s, however, weak conditions for new housing and general recessionary trends in California persisted, prompting the Company to diversify its business through aggressive expansion into other western states. Since 1995, the housing market has improved significantly in California with the number of permits issued increasing in each succeeding year. In 1998, new housing permits issued in the state increased approximately 11% from the prior year. Nevertheless, the Company continues to be selective in its land investments in California while focusing on improving gross margins, reducing overhead expenses and maximizing rates of return. In 1998, the Company's average number of active communities in California declined approximately 18% from 1997; however, its deliveries in the state totaled 4,858, increasing nearly 3% from the previous year. The Company's market share in California was approximately 5% in 1998, which was the largest market share of any homebuilder in California. Due to planned increases in active communities and the additional communities associated with the Lewis Homes acquisition, the Company expects to record significant increases in communities, deliveries and market share in California in 1999.

     In Southern California, the Company concentrates its homebuilding activity in Los Angeles, Kern, San Bernardino, Riverside, Ventura, Orange and San Diego counties. In Northern California, the Company's activities are concentrated in the San Francisco Bay-Oakland-San Jose, Monterey Bay, Sacramento, Central Valley and Fresno regions.

     Most of the communities developed by the Company in California consist of single-family detached homes primarily designed for the entry-level housing market. These homes ranged in size from approximately 1,200 to 3,000 square feet in 1998 and sold at an average price of $224,500, well below the statewide new home average of $261,600, as a result of the Company's emphasis on the entry-level market. The Company's 1998 average selling price in California increased approximately 8% from the prior year reflecting strategic increases in sales prices in certain markets based on improved market conditions, as well as a change in product mix favoring a greater number of higher-priced urban in-fill locations and first-time move up sales.

     Other U.S. In the early 1990s, the greatly improved business conditions in other western states coupled with the prolonged economic downturn in California caused the Company to look for opportunities to expand its domestic operations outside California. Deliveries from the Company's Other U.S. operations in 1998 totaled 8,698 units, up 54% from the prior year. This increase was due to a higher average number of active communities, reflecting the Company's growth strategy; the inclusion of operating results from the acquisitions of Hallmark, PrideMark and Estes, all of which the Company completed during the second quarter of 1998; and operating results from the Company's acquisition of a majority interest in General Homes. Excluding results from these acquisitions, unit deliveries from Other U.S. operations increased 24% to 6,996 in 1998. The Company's Other U.S. operations accounted for approximately 64% of its domestic home deliveries in 1998, compared to approximately 54% in 1997. In 1999, the Lewis Homes acquisition is expected to strengthen the Company's market position in Nevada, resulting in significantly increased deliveries in the state.

     The communities developed by the Company's Other U.S. divisions primarily consist of single-family detached entry-level homes. These homes ranged in size from approximately 1,000 to 3,200 square feet in 1998 and sold at an average price of $119,100. The average selling price of the Company's Other U.S. homes increased slightly in 1998 from $118,700 in 1997. The Company's acquisitions in 1998 did not have a material impact on the Other U.S. average selling price.

     France. The French residential and commercial real estate markets, particularly within the greater metropolitan Paris region where the Company's operations are concentrated, experienced substantial growth through the second half of the 1980s as a strong economy and approaching European market unification fueled business expansion and individual home purchases. In the first half of the 1990s, however, the French economy experienced a significant recession reflecting low consumer confidence, high unemployment and declines in both consumer and business investments in real estate. The French economy improved modestly in 1996 and continued to improve in 1997 and 1998. The Company believes that the greater Paris metropolitan area (which is the principal population, economic and government center of France) and the other French metropolitan areas in which it is currently operating offer long-term growth potential for residential builders.

     Housing deliveries from the Company's French operations in 1998 increased approximately 56% from the prior year to 1,609 units, primarily as a result of the inclusion of a full year of results from French homebuilder SMCI. The Company acquired SMCI, a builder of condominiums in Paris and other cities in France, in mid-1997.

     The Company's French homebuilding operations focused primarily on single-family detached and attached homes in 1998, ranging in size from approximately 800 to 1,900 square feet. The average selling price of the Company's homes in France declined 4% to $149,200 in 1998 primarily due to lower-priced deliveries generated from SMCI developments. With the decline in the French economy in the early to mid-1990's, the Company's French commercial operations, which developed commercial office buildings in Paris for sale to institutional investors, became a smaller segment of the French operations. With the completion of certain large projects in the early 1990s, the Company's level of commercial operations has declined as the market absorbs existing commercial properties. The Company's French commercial activities are likely to remain at reduced levels, reflecting the Company's decision to refocus on its expanded French residential business and the reduced opportunities in French commercial markets due to the lingering effects of the country's mid-1990 recession.

     Canada. In 1996, the Company received proceeds of $9.5 million from the sale of all of the issued and outstanding shares of its Canadian subsidiary. These proceeds were used to reduce the Company's debt. As the Company had been slowly winding down its operations in Canada prior to the sale, the impact of the sale on the Company's financial position and results of operations was not significant.

     Mexico. The Company established housing operations in Mexico in 1993 upon determining that the then-projected growth in the Mexican economy and housing shortages in that country's major metropolitan areas would represent a unique opportunity for the Company. The decline in the value of the peso in early 1995 and the resulting economic recession created thereby seriously hampered the new home market in Mexico. Despite difficult market conditions, in 1996 the Company delivered its first homes from a community near Mexico City. In 1998, deliveries from the Company's operations in Mexico totaled 48 units, up slightly from the prior year. Mexico's economy appears to be recovering from the country's deep recession brought on by the devaluation of its currency. Nevertheless, economic and political conditions remain unsettled and the Company continues to closely monitor its level of activity there.

     Unconsolidated Joint Ventures. The Company participates in the development, construction and sale of residential properties and commercial projects through a number of unconsolidated joint ventures. These include joint ventures in California, New Mexico, Texas and France.

     Selected Market Data. The following table sets forth, for each of the Company's principal markets, unit deliveries, average selling price of homes and total construction revenues for the years ended November 30, 1998, 1997 and 1996 (excluding the effect of unconsolidated joint ventures).

                                                                YEARS ENDED NOVEMBER 30,
                                                              ----------------------------
                                                                1998      1997      1996
                                                              --------  --------  --------
California:
  Unit deliveries...........................................     4,858     4,731     5,171
  Average selling price.....................................  $224,500  $208,500  $192,900
  Total construction revenues (in millions)(1)..............  $1,105.9  $  993.9  $1,058.0
Other U.S.:
  Unit deliveries...........................................     8,698     5,642     4,294
  Average selling price.....................................  $119,100  $118,700  $119,700
  Total construction revenues (in millions)(1)..............  $1,042.4  $  670.6  $  516.9
France:
  Unit deliveries...........................................     1,609     1,032       749
  Average selling price(2)..................................  $149,200  $155,500  $206,600
  Total construction revenues (in millions)(1)(2)...........  $  242.0  $  168.2  $  171.4
Other:
  Unit deliveries...........................................        48        38        35
  Average selling price(2)..................................  $260,500  $284,600  $212,500
  Total construction revenues (in millions)(1)(2)...........  $   12.7  $   10.9  $    7.9
Total:
  Unit deliveries...........................................    15,213    11,443    10,249
  Average selling price(2)..................................  $156,400  $159,700  $163,300
  Total construction revenues (in millions)(1)(2)...........  $2,403.0  $1,843.6  $1,754.2

------------

(1) Total construction revenues include revenues from residential development, commercial activities and land sales.

(2) Average selling prices and total construction revenues for France and Other (Canada and Mexico) have been translated into U.S. dollars using weighted average exchange rates for each period.

STRATEGY

     The Company remained tightly focused throughout 1998 on two over-arching strategies: the implementation of its KB2000 operational business model and the acceleration of the Company's growth. To advance these initiatives, the Company concentrated on two complementary strategies consisting of establishing optimum local market positions in selected regional markets and maintaining its focus on strategic acquisitions of regional builders. The Company plans to continue to focus on these strategies in 1999 to enhance its ability to achieve profit performance that is more predictable, consistent and achievable.

     The KB2000 operational business model emphasizes efficiencies generated from a more process-driven, systematic approach to homebuilding and also focuses on gaining a deeper understanding of customer interests and needs. Key elements of KB2000 include: improving the Company's understanding of customer desires and preferences through frequent and localized surveys; emphasizing pre-sales in contrast to speculative inventory; maintaining lower average levels of in-process and standing inventory; establishing even flow production; providing a wide spectrum of choice to customers in terms of location, design and options; offering low base prices; and reducing the use of sales incentives. The Company made significant progress in implementing the KB2000 operational business model in 1997 and 1998 by, among other things, focusing on the pre-sale and backlog building strategy, developing and implementing a rigorous and detailed customer survey program, and opening new KB2000 communities and new home showrooms.

     In order to leverage the benefits of the KB2000 operational business model, the Company has been implementing a strategy designed to achieve a dominant market position in its major markets. The Company's use of the term "dominant" is not intended to imply that the Company will become the largest builder in any market in terms of unit deliveries, revenues or market share; nor is it the Company's intent to attempt to, in any way "control" the pricing of homes in any market. Rather, the Company's "dominance" goal is only intended to achieve a market position sufficiently large that it will enable its local business to maximize the benefits of its KB2000 operational business model. The Company believes that by operating at large volume levels it can better execute its KB2000 operational business model and use economies of scale to increase profits in fewer, larger markets. These benefits can include lower land acquisition costs, improved terms with suppliers and subcontractors, the ability to offer maximum choice and the best value to customers, and the retention of the best management talent.

     The Company hopes to continue to increase overall unit delivery growth in future years. The Company's growth strategies include expanding existing operations to optimal market volume levels, as well as entering new markets at high volume levels, principally through acquisitions. Growth in existing markets will be driven by the Company's ability to increase the average number of active communities in its major markets through the successful implementation of its KB2000 operational business model. The Company's ongoing acquisition strategy is expected to supplement growth in existing markets and facilitate expansion into new markets.

     In identifying acquisition targets, the Company seeks homebuilders that possess the following characteristics: a business model similar to KB2000; access to or control of land to support growth; a strong management team; and a financial condition positioned to be accretive to earnings in the first full year following acquisition. The Company believes that acquisitions fitting these criteria will enable it to expand its operations in 1999 and beyond in a focused and disciplined manner. However, the Company's continued success in acquiring other homebuilders could be affected by several factors, including, among other things, conditions in the U.S. securities markets, the general availability of applicable acquisition candidates, pricing for such transactions, competition among other national or regional builders for such target companies, changes in general and economic conditions nationally and in target markets, and capital or credit market conditions.

LOCAL EXPERTISE

     Management believes that its business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes in specific markets and to assess the regulatory environment. Accordingly, the Company's divisional structure is designed to utilize local market expertise. The Company has experienced management teams in each of its regional submarkets. Although the Company has centralized certain functions, such as marketing, legal, materials purchasing and product development, to benefit from economies of scale, local management continues to exercise considerable autonomy in identifying land acquisition opportunities, developing sales strategies, conducting production operations and controlling costs. The Company seeks to operate sizeable businesses in each of its markets in order to maximize its competitive advantages and the benefits of the KB2000 operational business model.

     In France, the Company has assembled a French management team which is highly experienced in its single-family housing and commercial real estate businesses as well as the financing, development and construction of high-density residential projects. This expertise includes knowledge of local markets and the regulatory environment.

INNOVATIVE DESIGNS AND MARKETING STRATEGIES

     The Company believes that it has been and continues to be an innovator in the design of entry-level homes for the first-time buyer. The Company's in-house architectural services group, whose plans are protected by copyright, has been successful in creating distinctive design features that are not typically found in comparably priced homes. In 1998, the Company continued its implementation of KB2000, which seeks to keep construction costs and base prices as low as possible while promoting customer choice.

     Certain elements of the KB2000 operational business model include achieving an in depth understanding of customer desires and preferences through detailed market surveys and providing a wide spectrum of choice to customers in terms of location, design and options. The Company's KB2000 communities offer entry-level homebuyers an abundance of choices and options which allows customers to customize their home to an extent not typically available with other builders. As part of its implementation of KB2000, the Company opened eight new home showrooms in 1998, bringing its total to 13. These showrooms, which range from 5,000 to 18,000 square feet, are located separately from divisional business offices and offer customers thousands of option combinations -- from floor plans to fireplaces to garage doors -- in a retail environment convenient to multiple communities.

     In France, the Company created a village concept through the elimination of front-yard walls and the extensive use of landscaping. It also introduced to the French market the American concept of a master bedroom suite, as well as walk-in closets, built-in kitchen cabinetry and two-car garages. The Company believes that in each of its residential markets, its value engineering enables it to offer appealing and well-designed homes without increasing construction costs. In 1998, the Company opened a 6,500 square foot new home showroom in France, offering a broad choice of options to new home and condominium buyers. A website featuring available homes was also launched in 1998.

     In all of its residential markets, the sale of homes is carried out by the Company's in-house sales force. The Company markets its homes principally through the use of fully furnished and landscaped model homes which are decorated to emphasize the distinctive design features and the choices available to customers. The Company also markets its homes through various types of media, including newspaper advertisements, highway signs and direct mail. In addition, the Company extends its marketing programs beyond these more traditional approaches through the use of television advertising, off-site telemarketing, large-scale promotions and the internet. In all of its domestic communities, the Company encourages participation of outside real estate brokers in bringing prospective buyers to its communities.

COMMUNITY DEVELOPMENT

     The community development process generally consists of three phases: land acquisition; land development; and home construction and sale. The normal development cycle for a community has historically ranged from six to 20 months in California and is typically a somewhat shorter duration in the Company's Other U.S. markets. In France, the development cycle has historically ranged from 12 to 30 months. Development cycles vary depending on the extent of the government approvals required, the size of the development, necessary site preparation, weather conditions and marketing results.

     When feasible, the Company acquires control of lot positions through the use of options. In addition, the Company frequently acquires finished lots within its pricing parameters, enabling it to deliver completed homes shortly after acquisition. The total number of lots in the Company's domestic new home communities vary significantly but typically are comprised of 50 to 250 lots. These domestic developments usually include three different model home designs, and in 1998 generally offered lot sizes ranging from approximately 3,000 to 9,000 square feet, with premium lots often containing more square footage. In many of its KB2000 communities, the Company offers a wide selection of floor plans, although only three or four model homes are typically constructed.

     In prior years, the Company also acquired undeveloped and/or unentitled properties, often with total lots significantly in excess of 250 lots. In 1996, the Company decided to substantially eliminate its prior practice of investing in such long-term development projects in order to reduce the operating risk associated with such projects. However, as part of its recent acquisitions and due to favorable market conditions for buildable land in California, the Company has increased its long-term development holdings. In France, typical single-family developments consist of approximately 40 lots, with average lot sizes of 4,300 square feet.

     Land Acquisition and Development. In accordance with the KB2000 operational business model, all homebuyers of new and resale homes in each market are carefully surveyed. Based upon these surveys, a marketing strategy is developed which targets specific price points and geographic sectors which the Company will pursue. The Company utilizes an in-house staff of land acquisition specialists at each division who carry out extensive site selection research and analysis in order to identify properties in desirable locations consistent with the Company's market strategy. In acquiring land, the Company considers such factors as: current market conditions, with an emphasis on the prices of comparable new and resale homes in the particular market; expected sales rates; proximity to metropolitan areas; population, industrial and commercial growth patterns; estimated costs of completed lot development; customer preferences; and environmental matters. Senior corporate management controls the commitment of the Company's resources for all land acquisitions and utilizes a series of specific financial and budgetary controls in approving acquisition opportunities identified by division land acquisition personnel. The Company employs strict standards for assessing all proposed land purchases based, in part, upon specific discounted after tax cash flow internal rate of return requirements and also evaluates each division's overall return on investment. Consistent with these standards, the Company seeks to minimize, or defer the timing of, cash expenditures for new land purchases and development by acquiring lots under option, phasing the land purchase and lot development, relying upon non-recourse seller financing or working with third-party land developers. In addition, the Company focuses on acquiring finished or partially improved lots, which allow the Company to begin delivery of finished homes within six months of the purchase of such lots and reduces the risks of unforeseen improvement costs and volatile market conditions. These techniques are intended to enhance returns associated with new land investments by minimizing the incremental capital required.

     In 1996, management determined that it was in the Company's best interest to accelerate the disposition of certain real estate assets in order to help effectuate the Company's strategies to improve overall return on investment, restore financial leverage to targeted levels, and position the Company for continued geographic expansion. In addition, the Company substantially eliminated its prior practice of investing in long-term development projects in order to reduce the operating risk associated with such projects. The accelerated disposition of long-term development assets caused certain assets, primarily inventories and investments in unconsolidated joint ventures in California and France, to be identified as being impaired and to be written down. Certain of the Company's California properties were impacted by the charge, while none of its Other U.S. properties were affected. The Company's non-California domestic properties were not affected since they were not held for long-term development and were expected to be economically successful such that they were determined not to be impaired.

     The following table shows the number of lots owned by the Company in various stages of development and under option contracts in its principal markets as of November 30, 1998 and 1997. The table does not include acreage which has not yet been approved for subdivision into lots. This excluded acreage consists of 853 acres owned in the United States in both 1998 and 1997.

                                                                                 TOTAL LOTS
                       HOMES/LOTS IN       LAND UNDER         LOTS UNDER          OWNED OR
                        PRODUCTION         DEVELOPMENT          OPTION          UNDER OPTION
                      ---------------    ---------------    ---------------    ---------------
                       1998     1997      1998     1997      1998     1997      1998     1997
                      ------   ------    ------   ------    ------   ------    ------   ------
California...........  4,139    4,454     9,921    8,948    10,490    7,965    24,550   21,367
Other U.S............ 12,213    8,103     6,384    4,266    21,707    6,380    40,304   18,749
France...............  1,250      767       443      210       926      715     2,619    1,692
Other................     34       64        39       65        --       --        73      129
                      ------   ------    ------   ------    ------   ------    ------   ------
          Total...... 17,636   13,388    16,787   13,489    33,123   15,060    67,546   41,937
                      ======   ======    ======   ======    ======   ======    ======   ======

     While the Company has reduced the proportion of unentitled and unimproved land in its portfolio, when all acquired property is considered, the Company has and expects to continue to purchase raw land under options which require little or no initial payments, or pursuant to purchase agreements in which the Company's obligations are contingent upon the Company being satisfied with the feasibility of developing and selling homes. During the option period of its acquisition agreements, the Company performs technical, environmental, engineering and entitlement feasibility studies and seeks to obtain necessary government approvals. The use of such option arrangements allows the Company to evaluate and obtain regulatory approvals for a project, to reduce its financial commitments, including interest and other carrying costs, and to minimize land inventories. It also improves the Company's capacity to estimate costs accurately, an important element in planning communities and pricing homes. The Company only purchases amounts sufficient for its expected production needs and does not purchase land for speculative investment.

     In France, despite the improvement in the French real estate market, the Company continues to employ conservative strategies, including a greater emphasis on the entry-level market segment and generally restrictive policies regarding land acquisition.

     Home Construction and Sale. Following the purchase of land and, if necessary, the completion of the entitlement process, the Company typically begins marketing homes and constructing model homes. The construction of production homes is generally contingent upon customer orders to minimize the costs and risks of standing inventory. The Company began to focus on contracting for sales prior to construction in 1996 as part of its debt reduction program undertaken that year. The Company continued this focus with its KB2000 operational business model, which emphasizes pre-selling, maintaining stringent control of production inventory and reducing unsold inventory. The pre-selling of homes also benefits homebuyers by allowing them to personalize their homes by selecting from a wider range of customizing options. As a result of the Company's pre-sale and backlog building strategies, the percentage of sold inventory in production at year end 1998 rose to 71% from 67% at year end 1997.

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

     The Company provides customers with a limited home warranty program administered by the personnel in each of its divisions. This arrangement is designed to give customers prompt and efficient post-delivery service directly from the Company. The warranty program covers certain repairs which may be necessary following new home construction for one or two year periods and covers structural integrity for a period of ten years. In the aggregate, the costs associated with the Company's warranty program are not material to its operations.

EXTERNAL RISK FACTORS

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

     The Company's 1998 financial results were affected by various factors, including but not limited to, improved demand for new housing in certain markets in California and in France, the Company's acquisitions in Arizona, Colorado and Texas, generally favorable economic conditions in the Company's Other U.S. markets, and low domestic and foreign interest rates. The Company believes that the homebuilding industry has been significantly less cyclical over the past several years, and should continue to be less cyclical if these favorable conditions continue. In addition, the Company's strategies, including the KB2000 operational business model are also intended to reduce the cyclical nature of its business.

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

     Backlog consists of homes for which the Company has entered into a sales contract but which it has not yet delivered. Ending backlog represents the number of units in backlog from the previous period plus the number of net orders (sales made less cancellations) taken during the current period minus unit deliveries made during the current period. The backlog at any given time will be affected by cancellations which most commonly result from the inability of a prospective purchaser to obtain financing. Historically, the Company's cancellation rates have increased during difficult economic periods. In addition, deliveries of new homes typically increase from the first to the fourth quarter in any year. The Company's backlog at November 30, 1998 stood at 6,943 units, approximately 65% higher than the 4,214 backlog units at year end 1997, primarily reflecting the implementation of the KB2000 operational business model which focuses on a pre-sale and backlog building strategy. KB2000 initiatives also caused the Company's backlog ratio to increase to approximately 152% at year end 1998 from approximately 131% at year end 1997 (Backlog ratio is defined as the ratio of beginning backlog to actual deliveries in the succeeding quarter).

     The following table sets forth net orders, unit deliveries and ending backlog relating to sales of homes and homes under contract for each quarter during the three-year period ended November 30, 1998.

                                           NET             UNIT            ENDING
                                          ORDERS        DELIVERIES        BACKLOG*
                                          ------        ----------        --------
Fiscal 1998:
  First Quarter.........................  3,716           2,629            5,301
  Second Quarter........................  4,861           3,409            7,581
  Third Quarter.........................  3,883           4,167            7,630
  Fourth Quarter........................  4,321           5,008            6,943
Fiscal 1997:
  First Quarter.........................  2,755           2,108            3,486
  Second Quarter........................  3,396           2,465            4,417
  Third Quarter.........................  3,310           3,016            5,040
  Fourth Quarter........................  3,028           3,854            4,214
Fiscal 1996:
  First Quarter.........................  1,976           1,683            1,705
  Second Quarter........................  3,238           2,883            3,497
  Third Quarter.........................  2,650           2,749            3,398
  Fourth Quarter........................  2,375           2,934            2,839

* Backlog amounts for 1998 have been adjusted to reflect the acquisitions of Hallmark, PrideMark and Estes, as well as the acquisition of a majority interest in General Homes. Therefore, backlog amounts at November 30, 1997 combined with net order and delivery activity for 1998 will not equal ending backlog at November 30, 1998. Similarly, backlog amounts for 1997 were adjusted to reflect the acquired SMCI developments in France, while backlog amounts for 1996 were adjusted to reflect the San Antonio acquisition and the disposition of the Canadian operations.

LAND AND RAW MATERIALS

     Management believes that the Company's current supply of land is sufficient for its reasonably anticipated needs over the next several years, and that it will be able to acquire land on acceptable terms for future housing developments absent great changes in current land acquisition market conditions. The principal raw materials used in the construction of homes are concrete and forest products. In addition, the Company uses a variety of other construction materials, including sheetrock, plumbing and electrical items. The Company attempts to maintain efficient operations by utilizing standardized materials which are commercially available on competitive terms from a variety of sources. In addition, the Company's centralized purchasing of certain building materials, appliances and fixtures, enable it to benefit from large quantity purchase discounts for its domestic operations. The Company makes bulk purchases of such products at favorable prices from suppliers and instructs subcontractors to submit bids based on such prices.

     The principal materials used in the construction of French commercial buildings are steel, concrete and glass.

LAND SALES

     In the normal course of its business, the Company sells land which either can be sold at an advantageous price due to market conditions or does not meet its marketing needs. This property may consist of land zoned for commercial use which is part of a larger parcel being developed for single-family homes or in areas where the Company may consider its inventory to be excessive. Generally, land sales fluctuate based on the Company's decisions to maintain or decrease its land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company's housing divisions, and prevailing market conditions. Land revenues totaled $22.5 million in 1998, $13.6 million in 1997 and $68.2 million in 1996. Revenues from land sales were unusually high in 1996 due to an aggressive asset sale program undertaken by the Company as part of its debt reduction strategy that year. The land sold was primarily property previously held for long-term development, which the Company disposed of in order to redeploy the invested capital at potentially higher returns.

CUSTOMER FINANCING -- KAUFMAN AND BROAD MORTGAGE COMPANY

     On-site personnel at the Company's communities in the United States facilitate sales by offering to arrange financing for prospective customers through KBMC. Management believes that the ability to offer customers financing on firm, competitive terms as a part of the sales process is an important factor in completing sales.

     KBMC's business consists of providing the Company's domestic customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KBMC has its headquarters in Los Angeles and operates branch offices in Phoenix and Tucson, Arizona; Fremont, Modesto, Newport Beach, Pomona, Salinas, San Diego and San Ramon, California; Denver, Colorado; Las Vegas, Nevada; Albuquerque, New Mexico; Austin, Dallas, Houston and San Antonio, Texas; and Salt Lake City, Utah.

     KBMC's principal sources of revenues are: (i) interest income earned on mortgage loans during the period they are held by KBMC prior to their sale to investors; (ii) net gains from the sale of loans; (iii) loan servicing fees; and
(iv) revenues from the sale of the rights to service loans.

     KBMC is approved by the Government National Mortgage Association ("GNMA") as a seller-servicer of Federal Housing Administration ("FHA") and Veterans Administration ("VA") loans. A portion of the conventional loans originated by KBMC (i.e., loans other than those insured by FHA or guaranteed by VA) qualify for inclusion in loan guarantee programs sponsored by Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC"). KBMC arranges for fixed and adjustable rate, conventional, privately insured mortgages, FHA-insured or VA-guaranteed mortgages, and mortgages funded by revenue bond programs of states and municipalities. In 1998, approximately 54% of the mortgages originated for the Company's customers were conventional (most of which conformed to Fannie Mae and FHLMC guidelines), 34% were FHA-insured or VA-guaranteed (a portion of which are adjustable rate loans), 10% were funded by mortgage revenue bond programs and 2% were adjustable rate mortgages ("ARMs") provided through commitments from institutional investors. The percentages set forth above change from year to year reflecting then-current fixed interest rates, introductory rates for ARMs, housing prices and other economic conditions. In 1998, KBMC originated loans for 78% of the Company's domestic home deliveries to end users who obtained mortgage financing. Generally, KBMC receives an origination fee of approximately 1% of the principal amount of the loan.

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

     KBMC typically sells servicing rights on a regular basis for substantially all of the loans it originates. However, for a small percentage of loans, and to the extent required for loans being held for sale to investors, KBMC services the mortgages that it originates. Servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, monitoring delinquent mortgages and generally administering the loans. KBMC receives fees for servicing mortgage loans, generally ranging from .25% per annum to .375% per annum on the declining principal balances of the loans.

     The Company also assists its customers in France by arranging financing through third-party lenders, primarily major French banks with which the Company has established relationships. In some cases, French customers qualify for certain government-assisted, home financing programs. A second mortgage is usually handled through a government agency. A homebuyer in France may also have a third mortgage provided through credit unions or other employee groups.

EMPLOYEES

     The Company employs a trained staff of land acquisition specialists, architects, planners, engineers, construction supervisors, marketing and sales personnel and finance and accounting personnel, supplemented as necessary by outside consultants, who guide the development of communities from their conception through the marketing and sale of completed homes.

     At January 31, 1999, the Company had approximately 3,500 full-time employees in its operations, including approximately 310 in KBMC's operations. The Company considers its employee relationships to be good. No employees are represented by a collective bargaining agreement.

COMPETITION AND OTHER FACTORS

     The Company expects the use of the KB2000 operational business model, particularly the aspects which involve gaining a deeper understanding of customer interests and needs, to provide it with a long-term competitive advantage. The housing industry is highly competitive, and the Company competes with numerous housing producers ranging from regional and national firms to small local builders primarily on the basis of price, location, financing, design, reputation, quality and amenities. In addition, the Company competes with other housing alternatives including existing homes and rental housing. In certain markets and at times when housing demand is high, the Company also competes with other builders to hire subcontractors.

     Increases in interest rates typically have a negative impact on the Company's operations in that such increases adversely affect the availability of home financing to, or qualification for such financing by, the Company's customers. Conversely, significant reductions in interest rates typically have a positive effect on the Company's operations. Indeed, the relatively low interest rates which have been in effect since the mid-1990s have been beneficial to the Company's improved domestic results.

     The Company does not generally finance the development of its domestic communities with proceeds of loans specifically obtained for, or secured by, particular communities, i.e., project financing. Instead, financing of the Company's domestic operations has been primarily generated from results of operations, public debt and equity financing, and borrowings under its unsecured revolving credit facility with various banks. Financing of the Company's French operations has been primarily generated from results of operations and borrowings from its unsecured committed credit lines with a series of foreign banks. As a result of these diverse external sources of financing, the Company was not adversely affected by the tight credit conditions that much of the homebuilding industry experienced during the recession of the early to mid-1990s, both domestically and in France.

     KBMC competes with other mortgage lenders, including mortgage bankers, savings and loan associations and other financial institutions, in the origination, sale and servicing of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. KBMC's operations are financed primarily through a $250 million revolving mortgage warehouse agreement.

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

     The Company entered into a consent order with the Federal Trade Commission in 1979, to which the Company is still subject and pursuant to which the Company has agreed to provide explicit warranties on the quality and workmanship of its new homes, follow certain guidelines in advertising and provide certain disclosures to any prospective purchaser who visits Company sales offices or model homes.

     It is Company policy to use third-party environmental consultants to investigate land considered for acquisition for environmental risks and requiring disclosure from land sellers of known environmental risks. Despite these activities, there can be no assurance that the Company will avoid material liabilities relating to the removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned by the Company. Costs associated with the use of environmental consultants are not material to the Company's results of operations. No estimate of such potential liabilities can be made although the Company may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, the Company takes steps prior to acquisition to assure itself as to the precise scope of work required and costs associated with removal, site restoration and/or monitoring, using detailed investigations by environmental consultants. To the extent such contamination or other environmental issues have occurred in the past, the Company believes it may be able to recover restoration costs from third parties, including, but not limited to, the generators of hazardous waste, land sellers or others in the prior chain of title and/or insurers. Utilizing such policies, the Company anticipates that it is not likely that environmental clean-up costs will have a material effect on future results of operations or the Company's financial position. The Company has not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by the Company are identified by the Environmental Protection Agency as being a "Superfund" clean-up site requiring clean-up costs, which could have a material effect on the Company's future financial position or results of operations.

ITEM 2. PROPERTIES

     The Company's executive offices are in leased premises at 10990 Wilshire Boulevard, Los Angeles, California. The Company's housing operations are principally conducted from leased premises located in Phoenix and Tucson, Arizona; Fremont, Fresno, Los Angeles, Modesto, Newport Beach, Palmdale, Pleasanton, Pomona, Sacramento, Salinas, San Diego and San Ramon, California; Denver, Colorado; Las Vegas, Nevada; Albuquerque, New Mexico; Dallas and Houston, Texas; Salt Lake City, Utah; Paris, France; and Mexico City, Mexico.

     The Company's mortgage banking subsidiaries lease executive offices in Los Angeles, California and branch offices in Phoenix and Tucson, Arizona; Fremont, Modesto, Newport Beach, Pomona, Salinas, San Diego and San Ramon, California; Denver, Colorado; Las Vegas, Nevada; Albuquerque, New Mexico; Dallas and Houston, Texas; and Salt Lake City, Utah.

     The Company's operations in Austin and San Antonio, Texas (including mortgage banking operations) are principally conducted from premises which the Company owns.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information regarding the executive officers of the Company as of January 31, 1999:

                                                          YEAR
                                                        ASSUMED
                                PRESENT POSITION AT     PRESENT     OTHER POSITIONS AND OTHER BUSINESS EXPERIENCE
        NAME           AGE       JANUARY 31, 1999       POSITION            WITHIN THE LAST FIVE YEARS(1)             FROM - TO
---------------------  ---   -------------------------  --------   -----------------------------------------------    ---------
Bruce Karatz           53    Chairman, President and      1993
                              Chief Executive Officer
Guy Nafilyan           54    Executive Vice President     1992     President and Chief Executive Officer of         1983 - Present
                              and President of                      Kaufman and Broad France
                              European Operations and
                              Director
Glen Barnard           54    Senior Vice President and    1996     President of Kaufman and Broad of Utah, Inc.     1997-1998
                             Regional General Manager              President of Kaufman and Broad of Colorado,      1995-1998
                                                                    Inc.
                                                                   Chairman, American Lives, Inc.                   1991-1995
William R. Cardon      55    Senior Vice President and    1998     President of Kaufman and Broad Coastal, Inc.     1997 - Present
                             Regional General Manager              President of Kaufman and Broad of San Diego,     1987 - Present
                                                                    Inc.
Michael F. Henn        50    Senior Vice President and    1994     Executive Vice President, Chief Financial and    1986-1994
                              Chief Financial Officer               Administrative Officer, The Vons Companies,
                                                                    Inc.
Randall W. Lewis       47    Senior Vice President and    1999     Executive Vice President, Lewis Operating Corp.  1999 - Present
                             Director                              Executive Vice President/Director of Marketing,  1987-1999
                                                                    Lewis Homes Management Corporation
Jeffrey T. Mezger      43    Senior Vice President and    1998     President of Kaufman and Broad of Arizona, Inc.  1995 - Present
                              Regional General Manager
Barton P. Pachino      39    Senior Vice President and    1993
                             General Counsel
Albert Z. Praw         50    Senior Vice President,       1998     Senior Vice President and Regional General       1996-1998
                             Business Development                   Manager
                                                                   President of Kaufman and Broad of Southern       1997-1998
                                                                   California, Inc.
                                                                   Senior Vice President, Real Estate               1994-1996
                                                                   Partner in law firm of Sidley & Austin           1992-1994
Gary A. Ray            40    Senior Vice President,       1996     Vice President, Training and Development         1994-1996
                              Human Resources                       PepsiCo Restaurants International
                                                                   Regional Vice President of Human Resources -     1992-1994
                                                                    South Pacific Region, PepsiCo Restaurants
                                                                    International
William R. Hollinger   40    Vice President and           1992
                              Controller
Mary M. McAboy         46    Vice President, Investor     1998     Principal, McAboy & Associates                   1997-1998
                              Relations                            Vice President, Corporate Communications, The    1987-1997
                                                                    Vons Companies, Inc.

---------------

(1) All positions described were with the Company, unless otherwise indicated.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of January 31, 1999, there were 1,671 holders of record of the Company's common stock.

     Information as to the Company's quarterly stock prices is included on page 67 of the Company's 1998 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto.

     Information as to the principal markets on which the Company's common stock is being traded and quarterly cash dividends is included on page 67 of the Company's 1998 Annual Report to Stockholders, which is included as part of
Exhibit 13 hereto.

ITEM 6.  SELECTED FINANCIAL DATA

     The Five Year Summary of Kaufman and Broad Home Corporation for the five-year period ended November 30, 1998 is included on page 25 of the Company's 1998 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto. It should be read in conjunction with the consolidated financial statements included in the Company's 1998 Annual Report to Stockholders which are also included as part of Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations of Kaufman and Broad Home Corporation is included on pages 26 through 41 of the Company's 1998 Annual Report to Stockholders, which are included as part of Exhibit 13 hereto.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary market risk facing the Company is interest rate risk on its senior and senior subordinated notes. The Company primarily enters into debt obligations to support general corporate purposes, including acquisitions, and the operations of its divisions. The Company has no cash flow exposure due to interest rate changes for these notes. In connection with the Company's mortgage banking operations, mortgage loans held for sale and the associated mortgage warehouse line of credit are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration and accordingly the risk is not material. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The following sets forth as of November 30, 1998, the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (in thousands).

                                                        YEAR ENDED NOVEMBER 30,                                   FAIR VALUE
                                   -----------------------------------------------------------------              AT NOVEMBER
                                     1999       2000       2001       2002       2003     THEREAFTER    TOTAL      30, 1998
                                   --------   --------   --------   --------   --------   ----------   --------   -----------
Long-term debt(1)                        --         --         --         --   $174,221    $299,486    $473,707    $482,819
  Fixed Rate
  Weighted Average Interest Rate       8.8%       8.8%       8.8%       8.8%       8.7%        8.5%

---------------

(1) Includes senior and senior subordinated notes

     A portion of the Company's construction operations are located in France and Mexico. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in its markets. The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currencies in France and Mexico, as a result of its sales in foreign markets. At November 30, 1997, the result of a 10% uniform strengthening in the value of the dollar relative to the currencies in which the Company's sales are denominated would result in a decrease in revenues of $25.5 million and a decrease in pretax income of $1.7 million for the year ending November 30, 1998. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Kaufman and Broad Home Corporation are included on pages 42 through 63 of the Company's 1998 Annual Report to Stockholders, which are included as part of Exhibit 13 hereto. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The Notice of 1999 Annual Meeting of Stockholders and Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and provides the information required under Part III (Items 10, 11, 12 and 13) except for the information regarding the executive officers of the Company, which is included in Part I on page 13 herein.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS

        Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

    EXHIBITS

        EXHIBIT
          NO.                                   DESCRIPTION
        -------                                 -----------
         2.1            Purchase Agreement (Amended and Restated), executed January
                        7, 1999, between the Company and the Lewis Homes sellers,
                        filed as an exhibit to the Company's Current Report on Form
                        8-K dated January 7, 1999, is incorporated by reference
                        herein.
         2.2            Representation, Warranty and Indemnity Agreement, dated
                        January 7, 1999, between the Company and certain entities
                        affiliated with the Lewis Homes sellers, filed as an exhibit to the Company's Current Report on Form 8-K dated January 7,
                        1999, is incorporated by reference herein.
         3.1            Amended Certificate of Incorporation, filed as an exhibit to the Company's Registration Statement No. 33-6471 on Form
                        S-1, is incorporated by reference herein.
         3.2            Amendment to Certificate of Incorporation, filed as an
                        exhibit to the Company's Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
         3.3            Certificate of Designation of Series A Participating
                        Cumulative Preferred Stock, filed as an exhibit to the
                        Company's Registration Statement No. 33-30140 on Form S-1,
                        is incorporated by reference herein.
         3.4            Certificate of Designation of Series B Mandatory Conversion
                        Premium Dividend Preferred Stock, filed as an exhibit to the
                        Company's Registration Statement No. 33-59516 on Form S-3,
                        is incorporated by reference herein.

        EXHIBIT
          NO.                                   DESCRIPTION
        -------                                 -----------
         3.5            Amended Certificate of Designation of Series B Mandatory
                        Conversion Premium Dividend Preferred Stock, filed as an
                        exhibit to the Company's Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
         3.6            By-Laws, filed as an exhibit to the Company's Registration
                        Statement No. 33-30140 on Form S-1, is incorporated by
                        reference herein.
         3.7            Amended Certificate of Designation of Series A Participating
                        Cumulative Preferred Stock, filed as an exhibit to the
                        Company's Registration Statement No. 001-09195 on Form
                        8-A12B, is incorporated by reference herein.
         4.1            Amended Certificate of Incorporation, filed as an exhibit to the Company's Registration Statement No. 33-6471 on Form
                        S-1, is incorporated by reference herein.
         4.2            Amendment to Certificate of Incorporation, filed as an
                        exhibit to the Company's Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
         4.3            By-Laws, filed as an exhibit to the Company's Registration
                        Statement No. 33-30140 on Form S-1, is incorporated by
                        reference herein.
         4.4            Indenture relating to 9 3/8% Senior Subordinated Notes due
                        2003 between the Company and First National Bank of Boston, dated May 1, 1993, filed as an exhibit to the Company's
                        Registration Statement No. 33-59516 on Form S-3, is
                        incorporated by reference herein.
         4.5            Specimen of 9 3/8% Senior Subordinated Notes due 2003, filed as an exhibit to the Company's Registration Statement No.
                        33-59516 on Form S-3, is incorporated by reference herein.
         4.6            Indenture relating to 9 5/8% Senior Subordinated Notes due
                        2006 between the Company and SunTrust Bank, Atlanta, dated
                        November 19, 1996, filed as an exhibit to the Company's
                        Current Report on Form 8-K dated November 19, 1996, is
                        incorporated by reference herein.
         4.7            Specimen of 9 5/8% Senior Subordinated Notes due 2006, filed as an exhibit to the Company's Current Report on Form 8-K
                        dated November 19, 1996, is incorporated by reference
                        herein.
         4.8            Indenture relating to 7 3/4% Senior Notes due 2004 between the Company and SunTrust Bank, Atlanta, dated October 14,
                        1997, filed as an exhibit to the Company's Current Report on
                        Form 8-K dated October 14, 1997, is incorporated by
                        reference herein.
         4.9            Specimen of 7 3/4% Senior Notes due 2004, filed as an
                        exhibit to the Company's Current Report on Form 8-K dated
                        October 14, 1997, is incorporated by reference herein.
         4.10           Certificate of Trust of KBHC Financing I, filed as an
                        exhibit to the Company's registration Statement Nos.
                        333-51825 and 333-51825-01 (Amendment No. 4) on Form S-3, is
                        incorporated by reference herein.
         4.11           Declaration of Trust of KBHC Financing I, filed as an
                        exhibit to the Company's Registration Statement Nos.
                        333-51825 and 333-51825-01 (Amendment No. 4) on Form S-3, is
                        incorporated by reference herein.
         4.12           Amended and Restated Declaration of Trust of KBHC Financing
                        I, dated July 7, 1998, (including Capital Security
                        Certificate for KBHC Financing I, with respect to the
                        Capital Securities) filed as an exhibit to the Company's
                        Current Report on Form 8-K dated August 14, 1998, is
                        incorporated by reference herein.
         4.13           Guarantee Agreement, dated July 7, 1998, in respect of KBHC
                        Financing I, in respect of the Capital Securities, filed as an exhibit to the Company's Current Report on Form 8-K dated
                        August 14, 1998, is incorporated by reference herein.
         4.14           Indenture, dated July 7, 1998 between the Company and The
                        First National Bank of Chicago, as Trustee, filed as an
                        exhibit to the Company's Current Report on Form 8-K dated
                        August 14, 1998, is incorporated by reference herein.
         4.15           First Supplement Indenture, dated July 7, 1998, between the
                        Company and The First National Bank of Chicago, as Trustee,
                        (including Debentures) filed as an exhibit to the Company's
                        Current Report on Form 8-K dated August 14, 1998, is
                        incorporated by reference herein.

        EXHIBIT
          NO.                                   DESCRIPTION
        -------                                 -----------
         4.16           Purchase Contract Agreement, dated July 7, 1998, between the
                        Company and The First National Bank of Chicago, as Purchase
                        Contract Agent, filed as an exhibit to the Company's Current
                        Report on Form 8-K dated August 14, 1998, is incorporated by reference herein.
         4.17           Pledge Agreement, dated July 7, 1998, between the Company,
                        The Chase Manhattan Bank, as Collateral Agent, Custodial
                        Agent and Securities Intermediary and The First National
                        Bank of Chicago, as Purchase Contract Agent, filed as an
                        exhibit to the Company's Current Report on Form 8-K dated
                        August 14, 1998, is incorporated by reference herein.
         4.18           Remarketing Agreement, dated July 7, 1998, among the
                        Company, The First National Bank of Chicago and Merrill
                        Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
                        Incorporated, filed as an exhibit to the Company's Current
                        Report on Form 8-K dated August 14, 1998, is incorporated by reference herein.
         4.19           Rights Agreement between the Company and ChaseMellon
                        Shareholder Services, L.L.C., as Rights Agent, dated
                        February 4, 1998, filed as an exhibit to the Company's
                        Current Report on Form 8-K dated February 4, 1999, is
                        incorporated by reference herein.
        10.1            1986 Stock Option Plan, filed as an exhibit to the Company's
                        Registration Statement No. 33-6471 on Form S-1, is
                        incorporated by reference herein.
        10.2            1988 Employee Stock Plan, filed as an exhibit to the
                        definitive Joint Proxy Statement for the Company's 1989
                        Special Meeting of Shareholders, is incorporated by
                        reference herein.
        10.3            Consent Order, Federal Trade Commission Docket No. C-2954,
                        dated February 12, 1979, filed as an exhibit to the
                        Company's Registration Statement No. 33-6471 on Form S-1, is
                        incorporated by reference herein.
        10.4            SunAmerica Inc. Executive Deferred Compensation Plan,
                        approved September 25, 1985, filed as an exhibit to
                        SunAmerica Inc.'s 1985 Annual Report on Form 10-K, is
                        incorporated by reference herein.
        10.5            Directors' Deferred Compensation Plan established effective
                        July 27, 1989, filed as an exhibit to the Company's 1989
                        Annual Report on Form 10-K, is incorporated by reference
                        herein.
        10.6            Settlement with Federal Trade Commission of June 27, 1991, filed as an exhibit to the Company's Current Report on Form
                        8-K, dated June 28, 1991, is incorporated by reference
                        herein.
        10.7            Amendments to the Kaufman and Broad Home Corporation 1988
                        Employee Stock Plan dated January 27, 1994, filed as an
                        exhibit to the Company's 1994 Annual Report on Form 10-K,
                        are incorporated by reference herein.
        10.8            Kaufman and Broad Home Corporation Performance-Based
                        Incentive Plan for Senior Management, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is
                        incorporated by reference herein.
        10.9            Form of Stock Option Agreement under Kaufman and Broad Home
                        Corporation Performance-Based Incentive Plan for Senior
                        Management, filed as an exhibit to the Company's 1995 Annual
                        Report on Form 10-K, is incorporated by reference herein.
        10.10           Employment Contract of Bruce Karatz, dated December 1, 1995, filed as an exhibit to the Company's 1995 Annual Report on
                        Form 10-K, is incorporated by reference herein.
        10.11           Kaufman and Broad Home Corporation Non-Employee Director
                        Stock Unit Plan, filed as an exhibit to the Company's 1996
                        Annual Report on Form 10-K, is incorporated by reference
                        herein.
        10.12           Kaufman and Broad Home Corporation Unit Performance Program,
                        filed as an exhibit to the Company's 1996 Annual Report on
                        Form 10-K, is incorporated by reference herein.

        EXHIBIT
          NO.                                   DESCRIPTION
        -------                                 -----------
        10.13           $500,000,000 1997 Revolving Loan Agreement dated April 21,
                        1997 by and among the Company, Bank of America National
                        Trust and Savings Association, as administrative agent,
                        co-syndication agent and managing agent, NationsBank of
                        Texas, N.A., as syndication agent and managing agent, Credit
                        Lyonnais Los Angeles Branch, as documentation agent and
                        managing agent, Guaranty Federal Bank F.S.B., Societe
                        Generale and Union Bank of California, N.A., as co-agents, and the other banks listed therein, filed as an exhibit to the Company's 1997 Annual Report on Form 10-K, is
                        incorporated by reference herein.
        10.14           Kaufman and Broad France Incentive Plan, filed as an exhibit to the Company's 1997 Annual Report on Form 10-K, is
                        incorporated by reference herein.
        10.15           Registration Rights Agreement, dated January 7, 1999, filed as an exhibit to the Company's Current Report on Form 8-K, dated January 7, 1999, is incorporated by reference herein.
        10.16           Term Loan Agreement among the Company, Bank of America
                        National Trust and Savings Association, as Administrative
                        Agent and Lead Arranger, Credit Lyonnais Los Angeles Branch,
                        as Syndication Agent. The First National Bank of Chicago, as
                        Documentation Agent and Union Bank of California as Co-Agent
                        and the banks listed therein, dated January 7, 1999, filed as an exhibit to the Company's Current Report on Form 8-K, dated January 7, 1999, is incorporated by reference herein.
        10.17           Kaufman and Broad Home Corporation 1998 Stock Incentive
                        Plan.
        10.18           Kaufman and Broad Home Corporation Directors' Legacy
                        Program, as amended January 1, 1999.
        13              Pages 25 through 63 and page 67 of the Company's 1998 Annual
                        Report to Stockholders.
        22              Subsidiaries of the Company.
        24              Consent of Independent Auditors.
        27              Financial Data Schedule.

     FINANCIAL STATEMENT SCHEDULES

          Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

     REPORTS ON FORM 8-K

          On October 21, 1998, the Company filed a Current Report on Form 8-K (Item 5), dated October 20, 1998, announcing the signing of a definitive agreement to acquire Lewis Homes which included its October 20, 1998 press release.

          On January 22, 1999, the Company filed a Current Report on Form 8-K (Item 5), dated January 7, 1999, announcing the consummation of the acquisition of Lewis Homes and which included therewith, among other things, the Purchase Agreement (Amended and Restated), executed January 7, 1999, Representation, Warranty and Indemnity Agreement, dated January 7, 1999, Registration Rights Agreement, dated January 7, 1999 and Term Loan Agreement, dated as of January 7, 1999.

          On February 12, 1999, the Company filed a Current Report on Form 8-K (Item 5), dated February 4, 1999, announcing the Company's declaration of a dividend of one preferred stock purchase right for each share of common stock and special common stock held of record on March 5, 1999 and which included therewith the Rights Agreement, dated February 4, 1999, between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KAUFMAN AND BROAD HOME CORPORATION

                                          By:           MICHAEL F. HENN
                                            ------------------------------------
                                                      Michael F. Henn
                                                   Senior Vice President
                                                and Chief Financial Officer
Dated: February 26, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                    BRUCE KARATZ                       Chairman, President and         February 26, 1999
-----------------------------------------------------  Chief Executive Officer
                    Bruce Karatz                       (Principal Executive Officer)

                   MICHAEL F. HENN                     Senior Vice President           February 26, 1999
-----------------------------------------------------  and Chief Financial Officer
                   Michael F. Henn                     (Principal Financial Officer)

                WILLIAM R. HOLLINGER                   Vice President and Controller   February 26, 1999
-----------------------------------------------------  (Principal Accounting Officer)
                William R. Hollinger

                   STEVE BARTLETT                      Director                        February 26, 1999
-----------------------------------------------------
                   Steve Bartlett

                  RONALD W. BURKLE                     Director                        February 26, 1999
-----------------------------------------------------
                  Ronald W. Burkle

                     JANE EVANS                        Director                        February 26, 1999
-----------------------------------------------------
                     Jane Evans

                                                       Director                        February   , 1999
-----------------------------------------------------
                  Dr. Ray R. Irani

                  JAMES A. JOHNSON                     Director                        February 26, 1999
-----------------------------------------------------
                  James A. Johnson

                  RANDALL W. LEWIS                     Director                        February 26, 1999
-----------------------------------------------------
                  Randall W. Lewis

                    GUY NAFILYAN                       Director                        February 26, 1999
-----------------------------------------------------
                    Guy Nafilyan

                   LUIS G. NOGALES                     Director                        February 26, 1999
-----------------------------------------------------
                   Luis G. Nogales

                 CHARLES R. RINEHART                   Director                        February 26, 1999
-----------------------------------------------------
                 Charles R. Rinehart

                 SANFORD C. SIGOLOFF                   Director                        February 26, 1999
-----------------------------------------------------
                 Sanford C. Sigoloff

        KAUFMAN AND BROAD HOME CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP, dated December 31, 1998, except as to Note 15, as to which the date is February 4, 1999, all appearing on pages 42 through 63 of the 1998 Annual Report to Stockholders, are incorporated in this Annual Report on Form 10-K between page F-1 and the List of Exhibits Filed. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the 1998 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

     Separate combined financial statements of the Company's unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

                            ------------------------

                                                                PAGE NO. IN
                                                               ANNUAL REPORT
                                                              TO STOCKHOLDERS
                                                              ---------------
KAUFMAN AND BROAD HOME CORPORATION
  Report of Independent Auditors............................        63
  Consolidated Statements of Income for the years ended
     November 30, 1998, 1997 and 1996.......................        42
  Consolidated Balance Sheets as of November 30, 1998 and
     1997...................................................        43
  Consolidated Statements of Stockholders' Equity for the
     years ended November 30, 1998, 1997 and 1996...........        44
  Consolidated Statements of Cash Flows for the years ended
     November 30, 1998, 1997 and 1996.......................        45
  Notes to Consolidated Financial Statements................  46 through 62

     The following pages represent pages 25 through 63 and page 67 of the 1998 Annual Report to Stockholders of Kaufman and Broad Home Corporation, and include the Five Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Report of Independent Auditors, Stockholder Information and Common Stock Prices. These pages were filed with the Securities and Exchange Commission as Exhibit 13 hereto.

                         SELECTED FINANCIAL INFORMATION


                                           ----------------------------------------------------------------------------
  IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
               YEARS ENDED NOVEMBER 30,       1998             1997            1996            1995             1994
=======================================================================================================================
CONSTRUCTION:
   Revenues                                $ 2,402,966     $ 1,843,614     $ 1,754,147      $ 1,366,866     $ 1,307,570
   Operating income (loss)*                    148,672         101,751         (72,078)          65,531          88,323
   Total assets                              1,542,544       1,133,861       1,000,159        1,269,208       1,167,136
   Mortgages and notes payable                 529,846         496,869         442,629          639,575         565,020
=======================================================================================================================

MORTGAGE BANKING:
   Revenues                                $    46,396     $    35,109     $    33,378      $    30,979     $    30,008
   Operating income                             21,413          14,508          12,740            9,348           6,003
   Total assets                                317,660         285,130         243,335          304,971         287,324
   Notes payable                               239,413         200,828         134,956          151,000         125,000
   Collateralized mortgage obligations          49,264          60,058          68,381           84,764          96,731
=======================================================================================================================

CONSOLIDATED:
   Revenues                                $ 2,449,362     $ 1,878,723     $ 1,787,525      $ 1,397,845     $ 1,337,578
   Operating income (loss)*                    170,085         116,259         (59,338)          74,879          94,326
   Net income (loss)*                           95,267          58,230         (61,244)          29,059          46,550
   Total assets                              1,860,204       1,418,991       1,243,494        1,574,179       1,454,460
   Mortgages and notes payable                 769,259         697,697         577,585          790,575         690,020
   Collateralized mortgage obligations          49,264          60,058          68,381           84,764          96,731
   Mandatorily redeemable preferred
     securities (Feline Prides)                189,750
   Stockholders' equity*                       474,511         383,056         340,350          415,478         404,747
=======================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE*           $      2.41     $      1.50     $     (1.80)     $       .59     $      1.13
DILUTED EARNINGS (LOSS) PER SHARE*                2.32            1.45           (1.80)             .58            1.09
CASH DIVIDENDS PER COMMON SHARE                    .30             .30             .30              .30             .30
=======================================================================================================================

* Reflects a $170.8 million pretax noncash charge for impairment of long-lived assets recorded in the second quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW Revenues are primarily generated from the Company's (i) housing operations in the western United States and France and (ii) its domestic mortgage banking operations.

The Company set a new all-time high earnings record in 1998 with net income totaling $95.3 million. Continued progress in implementing the Company's key operating strategies produced increases in revenues and earnings compared to the prior records set in 1997.

In particular, the Company remained tightly focused throughout 1998 on two over-arching strategies: the implementation of its KB2000 operational business model and the acceleration of the Company's growth. To advance these initiatives, the Company concentrated on two complementary strategies consisting of establishing optimum local market positions in selected regional markets and maintaining its focus on strategic acquisitions of regional builders. During the year, the Company continued to make further progress in implementing the key elements of KB2000 throughout its domestic operations. The key elements of KB2000 include: improving the Company's understanding of customer desires and preferences through frequent and localized surveys; emphasizing pre-sales in contrast to speculative inventory; maintaining lower average levels of in-process and standing inventory; establishing even flow production; providing a wide spectrum of choice to customers in terms of location, design and options; offering low base prices; and reducing the use of sales incentives.

Total Company revenues increased to $2.45 billion in 1998, up 30.4% from $1.88 billion in 1997, which had increased 5.1% from revenues of $1.79 billion in 1996. The 1998 increase primarily resulted from higher housing revenues and land sale revenues, as well as increased revenues from mortgage banking operations. Included in the operating results for 1998 are results from the acquisitions of Houston-based Hallmark Residential Group ("Hallmark"), Denver-based PrideMark Homebuilding Group ("PrideMark") and Phoenix/Tucson-based Estes Homebuilding Co. ("Estes"), all of which the Company completed during the second quarter of 1998. Results for 1998 also reflect the Company's acquisition of a majority interest in Houston-based General Homes Corporation ("General Homes") as of August 18, 1998. The Company acquired the remaining minority interest in General Homes on January 4, 1999. The increase in revenues in 1997 compared to 1996 results was due to higher housing revenues, partially offset by lower land sale revenues. In addition, 1997 results included a full year's contribution from the Company's San Antonio homebuilding operations (formerly Rayco, Ltd.); in contrast, 1996 results included only a nine-month contribution as the Company's acquisition of these operations occurred on March 1, 1996. Included in total Company revenues were mortgage banking revenues of $46.4 million in 1998, $35.1 million in 1997 and $33.4 million in 1996.

Net income increased $37.0 million or 63.6% to $95.3 million or $2.32 per diluted share in 1998, up from $58.2 million or $1.45 per diluted share in 1997. The 60.0% increase in diluted earnings per share in 1998 was primarily driven by increases in unit deliveries and construction gross margin, and increased mortgage banking pretax income. The Company's 1998 operating results also benefited from the earnings contributions of the three acquisitions completed during the second quarter of 1998, as well as the impact of the acquisition of the majority interest in General Homes. Net income of $58.2 million or $1.45 per diluted share in 1997 was 21.3% higher than the $48.0 million or $1.15 per diluted share recorded in 1996 (excluding the after-tax noncash charge of $109.3 million for impairment of long-lived assets recorded in 1996). Including the noncash charge, the Company recorded a net loss of $61.2 million or $1.80 diluted loss per share in 1996. Net income increased in 1997 due to higher unit deliveries, lower interest expense and higher earnings from mortgage banking operations. In addition, earnings for 1997 included a full year of operating results from the San Antonio operations acquired in the second quarter of 1996.


CONSTRUCTION

REVENUES Construction revenues increased in 1998 to $2.40 billion from $1.84 billion in 1997, which had increased from $1.75 billion in 1996. The improvement in 1998 was mainly the result of increased housing revenues, partly due to the newly acquired operations in Houston, Denver and Phoenix/Tucson and the majority ownership investment in General Homes, and increased land sale revenues. In 1997, the increase in revenues primarily reflected increased housing revenues, which included a full year's operating results from the Company's San Antonio division, partially offset by a decline in revenues from land sales.

Housing revenues totaled $2.38 billion in 1998, $1.83 billion in 1997 and $1.67 billion in 1996. The increase in 1998 reflected a 33.0% increase in unit volume, partially offset by a 2.1% decline in average selling price. In 1997, housing revenues totaled $1.83 billion, up 9.2% from 1996 as a result of an 11.7% increase in unit volume, partially offset by a 2.2% lower average selling price. California housing operations generated 45.8% of Company-wide housing revenues in 1998, down from 54.0% in 1997 and 59.6% in 1996, mainly as a result of the Company's strategic acquisition activities and continued expansion of its Other U.S. operations. (The Company's housing operations in Arizona, Colorado, Nevada, New Mexico, Texas and Utah are collectively referred to as "Other U.S.".) Housing revenues from California operations were $1.09 billion in 1998, up 10.6% from $986.6 million in 1997. The Company's Other U.S. housing revenues totaled $1.04 billion in 1998, up 54.7% from $669.4 million in 1997. Other U.S. housing revenues rose in 1998 due to the inclusion of deliveries from the three businesses acquired in the second quarter of 1998 and from the majority ownership investment in General Homes as well as expansion of existing Other U.S. businesses. The Company's operations in France and Mexico generated housing revenues of $240.0 million and $12.5 million, respectively, in 1998 compared to $160.5 million and $10.8 million, respectively, in 1997, reflecting increases in housing deliveries in both locations. Housing revenues from operations in France and Mexico totaled $154.7 million and $6.4 million, respectively, in 1996.

                     --------------------------------------------------
                     CALIFORNIA    OTHER U.S.      FOREIGN       TOTAL
-----------------------------------------------------------------------
UNIT DELIVERIES
1998
  First                 1,022         1,341           266         2,629
  Second                1,124         1,938           347         3,409
  Third                 1,225         2,567           375         4,167
  Fourth                1,487         2,852           669         5,008
-----------------------------------------------------------------------
     Total              4,858         8,698         1,657        15,213
=======================================================================

1997
  First                   914         1,102            92         2,108
  Second                1,095         1,211           159         2,465
  Third                 1,204         1,513           299         3,016
  Fourth                1,518         1,816           520         3,854
-----------------------------------------------------------------------
     Total              4,731         5,642         1,070        11,443
=======================================================================

NET ORDERS
1998
  First                 1,269         2,062           385         3,716
  Second                1,391         2,907           563         4,861
  Third                 1,117         2,387           379         3,883
  Fourth                  985         2,630           706         4,321
-----------------------------------------------------------------------
     Total              4,762         9,986         2,033        16,781
=======================================================================

1997
  First                 1,077         1,528           150         2,755
  Second                1,476         1,681           239         3,396
  Third                 1,506         1,599           205         3,310
  Fourth                1,134         1,368           526         3,028
-----------------------------------------------------------------------
     Total              5,193         6,176         1,120        12,489
=======================================================================

                                         ----------------------------------------------------------------
                                         CALIFORNIA        OTHER U.S.         FOREIGN            TOTAL
---------------------------------------------------------------------------------------------------------
ENDING BACKLOG-UNITS
1998
  First                                       1,563             3,011               727             5,301
  Second                                      1,830             4,808               943             7,581
  Third                                       1,722             4,961               947             7,630
  Fourth                                      1,220             4,739               984             6,943
=========================================================================================================

1997
  First                                       1,017             2,182               287             3,486
  Second                                      1,398             2,652               367             4,417
  Third                                       1,700             2,738               602             5,040
  Fourth                                      1,316             2,290               608             4,214
=========================================================================================================

ENDING BACKLOG-VALUE IN THOUSANDS
1998
  First                                  $  337,424        $  363,340        $   98,378        $  799,142
  Second                                    394,144           588,820           136,929         1,119,893
  Third                                     388,998           594,575           148,464         1,132,037
  Fourth                                    288,317           560,307           151,668         1,000,292
=========================================================================================================

1997
  First                                  $  219,908        $  248,835        $   61,073        $  529,816
  Second                                    288,719           307,977            70,806           667,502
  Third                                     377,332           321,007            79,361           777,700
  Fourth                                    303,050           274,591            89,020           666,661
=========================================================================================================


Housing deliveries rose 33.0% to 15,213 units in 1998, exceeding the previous Company-wide record of 11,443 units established in 1997. This improvement reflected increases in U.S. and French operations of 30.7% and 55.9%, respectively. Growth in domestic deliveries was primarily driven by a 54.2% increase in Other U.S. operations. In California, deliveries rose 2.7% to 4,858 units in 1998 from 4,731 units in 1997, despite a 17.9% decline in the Company's average number of active communities in the state. Other U.S. operations delivered 8,698 units in 1998, including 1,702 deliveries from the three newly acquired companies and the majority ownership investment in General Homes. Excluding results from these acquisitions, deliveries from Other U.S. operations increased 24.0% to 6,996 units, from 5,642 units delivered in 1997, due to a higher average number of active communities in existing Other U.S. businesses. In 1998, French deliveries increased primarily as a result of the inclusion of a full year of results from French homebuilder SMCI. The Company acquired SMCI, a builder of condominiums in Paris and other cities in France, in mid-1997 for $2.2 million in cash and the assumption of approximately $8.1 million of debt.

Housing deliveries increased 11.7% to 11,443 units in 1997 from 10,249 units in 1996. This improvement reflected increases in U.S. and French operations of 9.6% and 37.8%, respectively. Growth in domestic deliveries was driven by a 31.4% increase in results from Other U.S. operations, to 5,642 units in 1997 from 4,294 units in 1996, partially offset by a decline in California deliveries. Unit deliveries in Other U.S. operations increased in 1997 for several reasons: a higher average number of active communities, reflecting the Company's growth strategy; the inclusion of twelve months of operating results from the San Antonio acquisition; and first deliveries from start-up operations in Austin. California deliveries in 1997 decreased 8.5% to 4,731 units from 5,171 units in 1996, reflecting a decline in the Company's average number of active communities in the state. In France, 1997 deliveries increased from the previous year primarily as a result of the acquisition of certain active SMCI developments.

The Company-wide average new home price decreased 2.1% in 1998, to $156,400 from $159,700 in 1997. The 1997 average had decreased 2.2% from $163,300 in 1996.
These decreases were primarily due to the Company's decision to generate a greater proportion of lower-priced domestic unit deliveries (primarily from the Company's Other U.S. operations) as well as to the lower average selling price in France resulting from the inclusion of SMCI deliveries. Other U.S. operations accounted for 64.2% of domestic deliveries in 1998 compared to 54.4% in 1997.

In California, the Company's average selling price rose 7.7% in 1998 to $224,500 from $208,500 in 1997, which had increased 8.1% from $192,900 in 1996. The 1998 increase resulted from strategic increases in sales prices in certain markets based on improved market conditions, as well as a change in product mix favoring a greater number of higher-priced urban in-fill locations and first-time move up sales. The increase in 1997 also reflected a shift in mix toward higher-priced homes in the state. The Company's average selling price in Other U.S. markets was $119,100 in 1998, compared with $118,700 in 1997 and $119,700 in 1996. The
Company's average selling price in France decreased to $149,200 in 1998 from $155,500 in 1997, which had decreased from $206,600 in 1996. The average selling price in France declined in 1998 primarily due to the inclusion of a full year of lower-priced deliveries generated from SMCI developments acquired in 1997. The French average selling price also declined in 1997 as a result of the SMCI developments.

Revenues from the development of commercial buildings, all located in metropolitan Paris, totaled $1.5 million in 1998, $2.7 million in 1997 and $12.2 million in 1996. Declines in 1998 and 1997 reflected both the Company's decision to refocus on its expanded French residential business and the reduced opportunities in French commercial markets due to lingering effects of the country's mid-1990 recession.

Land sale revenues totaled $22.5 million in 1998, $13.6 million in 1997 and $68.2 million in 1996. The results for 1998 and 1997 are more representative of typical Company land sales activity levels when viewed historically. The 1996 results were unusually high due to an aggressive asset sale program undertaken as part of the Company's 1996 debt reduction strategy. Land sold in 1996 was primarily property previously held for long-term development, which the Company disposed of in order to redeploy the invested capital at potentially higher returns. Generally, land sale revenues fluctuate as a result of the Company's decision to maintain or decrease its land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company's housing divisions, and prevailing market conditions.

OPERATING INCOME Operating income increased 46.1% to $148.7 million in 1998 from $101.8 million in 1997. The increase was primarily due to higher housing gross profits, resulting from higher unit volume, partially offset by increased selling, general and administrative expenses. Housing gross profits in 1998 increased 37.5% or $124.5 million to $456.4 million from $331.9 million in 1997. As a percentage of related revenues, the Company's housing gross profit margin was 19.2% in 1998, up from 18.2% in the prior year. The Company's housing gross margin increased primarily due to the rising proportion of higher margin deliveries produced by the Company's KB2000 communities, as well as price increases in certain fast-selling, hard to replace communities, particularly in certain California markets. Company-wide land sales produced a loss of $3.2 million in 1998, compared to a loss of $1.4 million in 1997.

Selling, general and administrative expenses increased 32.9% or $75.5 million in 1998 to $304.6 million. This increase was mainly due to the inclusion of selling, general and administrative expenses of acquired entities, including goodwill amortization, expenditures incurred in connection with extensive information systems revisions required to support the KB2000 operational business model, system conversions related to acquisitions and year 2000 compliance, new market entries in Texas and higher third-party sales commissions. Sales commissions rose because a higher percentage of the Company's domestic sales were generated from third-party brokers as part of the KB2000 operational business model. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses increased .3 percentage points to 12.8% in 1998 from 12.5% in 1997. The Company remains focused on cost-containment and will seek to reduce selling, general and administrative expenses as a percentage of housing revenues.

Operating income increased to $101.8 million in 1997 from $98.7 million (excluding the $170.8 million noncash charge for impairment of long-lived assets) in 1996. This increase was primarily due to higher housing gross profits, resulting from higher unit volume, partially offset by lower gross profits from commercial activities and losses from land sales. Gross profits in 1997 (excluding profits from land sales) increased by $15.7 million to $332.2 million from $316.5 million in 1996. As a percentage of related revenues, the Company's gross profit margin (excluding losses from land sales) was 18.2% in 1997, down from 18.8% in the prior year. The Company's housing gross margin dropped to 18.2% in 1997 from 18.7% in 1996, primarily due to the accelerated sell-through of older, lower margin non-KB2000 communities, particularly in California, and lower margins associated with the Company's entry into new markets in Austin and Dallas, Texas, partially offset by improved gross margins from KB2000 communities. Company-wide land sales produced a loss of $1.4 million in 1997, compared to profits of $2.6 million in 1996.

Selling, general and administrative expenses increased by $8.7 million in 1997. This increase was primarily due to the inclusion of a full year of results from the San Antonio operations in 1997 (including the amortization of goodwill), compared to nine months of results in 1996, and higher sales commissions, partially offset by cost-containment efforts that reduced sales incentives and advertising expenses. As a percentage of housing revenues, selling, general and administrative expenses decreased .7 percentage points to 12.5% in 1997 from 13.2% in 1996. This improvement reflected higher unit volume, as well as more favorable ratios for sales incentives, advertising expenses and general and administrative expenses. These improvements were partially offset by the increased sales commissions associated with the Company's KB2000 operational business model.

In the second quarter of 1996, the Company decided to accelerate the disposition of certain real estate assets in order to help effectuate the Company's strategies to improve overall return on investment, restore financial leverage to targeted levels, and position the Company for continued geographic expansion. In addition, in 1996, the Company substantially eliminated its prior practice of investing in long-term development projects in order to reduce the operating risk associated with such projects. The accelerated disposition of long-term development assets caused certain assets, primarily inventories and investments in unconsolidated joint ventures in California and France, to be identified as being impaired and to be written down. Certain of the Company's California properties were impacted by the charge, while none of its non-California domestic properties were affected. The Company's non-California domestic properties were not affected as they were not held for long-term development and were expected to be economically successful, and as such were determined not to be impaired.

Based on the Company's evaluation of impaired assets, a noncash write-down of $170.8 million ($109.3 million, net of income taxes) was recorded in the second quarter of 1996 to state the impaired assets at their fair values. The fair values established were based on various methods, including discounted cash flow projections, appraisals and evaluations of comparable market prices, as appropriate. The inventories affected by the charge primarily consisted of land which was not under active development and the charge did not have a material effect on gross margins for the balance of 1996, or in 1997 or 1998.

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

INTEREST INCOME AND EXPENSE Interest income, which is generated from short-term investments and mortgages receivable, amounted to $5.7 million in 1998, $5.1 million in 1997 and $2.7 million in 1996. The rise in interest income in 1998 and 1997 primarily reflected increases in the interest bearing average balances of mortgages receivable each year.

Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. In 1998, interest expense, net of amounts capitalized, decreased to $23.3 million from $29.8 million in 1997. This decrease was primarily due to the impact of the Company's issuance of the Feline Prides in the third quarter of 1998 since distributions associated with the Feline Prides are included in minority interests rather than interest expense. Gross interest incurred in 1998 was higher than that incurred in 1997 by $1.8 million, reflecting an increase in average indebtedness in 1998, partially offset by a lower average interest rate as a result of more favorable financing terms obtained by the Company due to the redemption of its $100.0 million 10 3/8% senior notes and the issuance of $175.0 million of 7 3/4% senior notes in the fourth quarter of 1997.

In 1998, the Company issued $189.8 million of Feline Prides and used the proceeds to immediately pay down outstanding debt under the Company's domestic unsecured revolving credit facility. The distributions associated with the Feline Prides are included in minority interests; therefore, interest expense in future periods will generally be lower than it would be without this financing. The percentage of interest capitalized in 1998 and 1997 was 57.0% and 43.1%, respectively. The higher capitalization rate resulted from the effects of the issuance of the Feline Prides in 1998 and a higher proportion of land under development in 1998 compared to the previous year. The amount of interest capitalized as a percentage of gross interest incurred and distributions associated with the Feline Prides was 51.3% in 1998.

In 1997, interest expense, net of amounts capitalized, decreased to $29.8 million from $36.7 million in the prior year primarily due to a decrease in the amount of gross interest incurred. In 1997, the amount of gross interest incurred was lower than that incurred in 1996 by $11.2 million, reflecting a decrease in average indebtedness in 1997. The Company's average debt level for 1997 decreased primarily as a result of the Company's 1996 debt reduction strategy. The percentage of interest capitalized in 1997 and 1996 was 43.1% and 42.3%, respectively.

MINORITY INTERESTS Minority interests are comprised of two major components: pretax income of consolidated subsidiaries and joint ventures related to residential and commercial activities and distributions associated with the Company's Feline Prides issued in July 1998. Operating income was reduced by minority interests of $7.0 million in 1998, $.4 million in 1997 and $.2 million in 1996. The 1998 amount increased principally due to the inclusion of $6.1 million in distributions related to the Feline Prides. In the aggregate, minority interests are expected to increase in future periods due to higher joint venture activity and higher distributions associated with the Feline Prides.

EQUITY IN PRETAX INCOME (LOSS) OF UNCONSOLIDATED JOINT VENTURES The Company's unconsolidated joint venture activities, located in California, New Mexico, Texas and France, posted combined revenues of $17.7 million in 1998, $98.2 million in 1997 and $6.7 million in 1996. Of these amounts, French commercial activities accounted for $6.5 million in 1998, $87.7 million in 1997 and $.1 million in 1996. Combined revenues recorded by the Company's joint ventures fluctuated widely during the three year period mainly due to the sale of a French commercial project in 1997. The Company's unconsolidated joint ventures generated combined pretax income of $5.0 million in 1998, compared with losses of $2.9 million and $14.8 million generated in 1997 and 1996, respectively. The Company's share of pretax income from unconsolidated joint ventures totaled $1.2 million in 1998. In 1997 and 1996, the Company's share of pretax losses totaled $.1 million and $2.1 million, respectively.

MORTGAGE BANKING

INTEREST INCOME AND EXPENSE The Company's mortgage banking operations provide financing to purchasers of homes sold by the Company's domestic housing operations through the origination of residential mortgages. Interest income is earned primarily from first mortgages, and mortgage-backed securities held for long-term investment as collateral, while interest expense results from notes payable and the collateralized mortgage obligations. Interest income increased to $15.6 million in 1998 from $13.3 million in 1997 and $14.6 million in 1996. Interest expense also increased in 1998 to $15.0 million from $12.7 million in 1997 and $13.5 million in 1996. In 1998, interest income increased primarily due to the higher balance of first mortgages held under commitment of sale and other receivables outstanding compared to 1997. Interest expense rose in 1998 due to the higher amount of notes payable outstanding during 1998 compared to the prior year. In 1997, interest income and interest expense decreased primarily due to the declining balances of outstanding mortgage-backed securities and related collateralized mortgage obligations, stemming from both regularly scheduled, monthly principal amortization and prepayment of mortgage collateral. Combined interest income and expense resulted in net interest income of $.6 million in 1998, $.6 million in 1997 and $1.1 million in 1996. These differences reflect variations in mortgage production mix; movements in short-term versus long-term interest rates; and the amount, timing and rates of return on interim reinvestments of monthly principal amortization and prepayments.

OTHER MORTGAGE BANKING REVENUES Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent, mortgage servicing fees, totaled $30.8 million in 1998, $21.8 million in 1997 and $18.8 million in 1996. The increases in 1998 and 1997 reflected higher gains on the sales of mortgages and servicing rights due to a higher volume of mortgage originations associated with increases in housing unit volume. In addition, in 1998, improved retention and a more favorable mix of fixed to variable interest rate loans also contributed to the increased revenues.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses associated with mortgage banking operations increased to $9.9 million in 1998 from $7.9 million in 1997 and $7.2 million in 1996. The increases in general and administrative expenses in 1998 and 1997 were primarily due to higher mortgage production volume.

INCOME TAXES

The Company recorded income tax expense of $51.3 million in 1998 and $32.8 million in 1997 and an income tax benefit of $34.5 million in 1996. These amounts represented effective income tax rates of approximately 35.0% in 1998 and 36.0% in both 1997 and 1996. The effective tax rate declined in 1998 as a result of greater utilization of affordable housing tax credits. The tax benefit in 1996 reflected the pretax loss reported by the Company as a result of the noncash charge for impairment of long-lived assets recorded in the second quarter of that year. The pretax income (loss) for financial reporting purposes and taxable income (loss) for income tax purposes historically have differed primarily due to the impact of state income taxes, foreign tax rate differences, intercompany dividends and the use of affordable housing tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. In 1998, operating, investing and financing activities used net cash of $4.9 million; in 1997, these activities provided net cash of $58.5 million.

Operating activities in 1998 used $12.8 million, while 1997 operating activities used $29.0 million. In 1998, the Company's primary uses of operating cash included an investment of $125.7 million in inventories (excluding the effect of acquisitions and $29.9 million of inventories acquired through seller financing) and an increase in receivables of $50.0 million. Excluding the effect of the Company's acquisitions of Hallmark, PrideMark and Estes, and a majority ownership investment in General Homes, inventories increased in 1998, primarily in the Company's domestic operations, reflecting continued growth throughout its U.S. markets. The use of cash was partially offset by the Company's earnings of $95.3 million, an increase of $51.3 million in accounts payable, accrued expenses and other liabilities, and various noncash items deducted from net income.

In 1997, uses of operating cash included an increase in receivables of $118.1 million and a change in deferred taxes of $5.0 million. The use of cash was partially offset by the Company's earnings of $58.2 million, an increase of $20.1 million in accounts payable, accrued expenses and other liabilities, a reduction in inventories of $5.2 million (excluding $15.1 million of inventories acquired through seller financing), and various noncash items deducted from net income.

Cash used by investing activities totaled $161.8 million in 1998 compared to $6.2 million provided in 1997. In 1998, a total of $162.8 million, net of cash acquired, was used for the acquisitions of Hallmark, PrideMark and Estes, and the acquisition of a majority ownership interest in General Homes. During this same period, $15.9 million was used for net purchases of property and equipment. Among amounts partially offsetting these uses were $12.9 million of proceeds received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral, $2.2 million in distributions related to investments in unconsolidated joint ventures and $1.7 million from the net sales of mortgages held for long-term investment.

In 1997, cash provided by investing activities included $10.0 million in proceeds from mortgage-backed securities and $1.9 million in distributions related to investments in unconsolidated joint ventures. Partially offsetting these proceeds was $5.9 million of cash used for net purchases of property and equipment.

Financing activities in 1998 provided $169.8 million of cash compared to $81.3 million provided in 1997. In 1998, sources of cash included proceeds of $183.1 million from the issuance of the Feline Prides and net proceeds from borrowings of $17.9 million. Partially offsetting the cash provided in 1998 were payments to minority interests of $7.0 million, payments on collateralized mortgage obligations of $12.3 million and cash dividend payments of $11.9 million. The Company's financial leverage, as measured by the ratio of debt to total capital, net of invested cash, was 43.4% at the end of 1998 compared to 52.7% at the end of 1997. These ratios were adjusted to reflect $20.2 million and $70.4 million of invested cash at November 30, 1998 and 1997, respectively. The sharply improved debt ratio at the end of 1998 was due primarily to an increase in capital from the Company's offering of $189.8 million of Feline Prides in the third quarter of 1998. The Company seeks to maintain its ratio of net debt to total capital within a targeted range of 45% to 55%.

Financing activities in 1997 provided $172.2 million from the issuance of 7 3/4% senior notes and net proceeds of $29.9 million from borrowings. Partially offsetting the cash provided was cash used for the redemption of the Company's 10 3/8% senior notes of $100.0 million, dividend payments of $11.7 million and payments on collateralized mortgage obligations of $9.5 million.

During the second quarter of 1998, the Company acquired three privately held homebuilders with regional operations in certain key markets. On March 19, 1998, the Company acquired all of the issued and outstanding capital stock of Houston-based Hallmark for approximately $54.0 million, including the assumption of debt. Hallmark built single-family homes primarily in Houston (with additional operations in San Antonio and Austin, Texas) under the trade names of Dover Homes and Ideal Builders. The acquisition of Hallmark marked the Company's entry into the Houston market and formed the core of those operations, while strengthening the Company's existing market positions in San Antonio and Austin.

The Company acquired substantially all of the assets of Denver-based PrideMark on March 23, 1998 for approximately $65.0 million, including the assumption of trade liabilities and debt. PrideMark built single-family homes in

Denver, Colorado, and its acquisition significantly increased the Company's already substantial market presence in Denver.

On April 9, 1998, the Company acquired all of the issued and outstanding capital stock of Estes for approximately $48.0 million, including the assumption of debt. Estes built single-family homes in Phoenix and Tucson, Arizona. Estes provided the Company's entry into the Tucson market and significantly increased the Company's already substantial market presence in Phoenix.

On August 18, 1998, the Company acquired a majority ownership investment in General Homes, a builder of single-family homes primarily in Houston, Texas. The Company invested approximately $31.8 million, including the assumption of debt, to acquire 50.3% of the outstanding stock of General Homes, pursuant to a completed plan of reorganization. Subsequent to year end, on January 4, 1999, the Company acquired the remaining minority interest in General Homes.

Each acquisition and investment was accounted for under the purchase method and the results of operations of the acquired entities are included in the Company's consolidated financial statements from the respective dates of acquisition. These acquisitions were financed by borrowings under the Company's domestic unsecured revolving credit facility.

External sources of financing for the Company's construction activities include its domestic unsecured revolving credit facility, other domestic and foreign bank lines, third-party secured financings, and the public debt and equity markets. Substantial unused lines of credit remain available for the Company's future use, if required, principally through its domestic unsecured revolving credit facility. Under this facility, $493.0 million remained committed and $475.3 million was available for the Company's future use at November 30, 1998. The domestic unsecured revolving credit facility is comprised of a $400 million revolving credit facility scheduled to expire on April 30, 2001 and a 364-day revolving credit facility which has provisions for annual renewal. In addition, the Company's French subsidiaries have lines of credit with various banks which totaled $110.8 million at November 30, 1998 and have various committed expiration dates through November 2000. Under these unsecured financing agreements, $77.2 million was available in the aggregate at November 30, 1998 in France.

Depending upon available terms and its negotiating leverage related to specific market conditions, the Company also finances certain land acquisitions with purchase-money financing from land sellers and other third parties. At November 30, 1998, the Company had outstanding seller-financed notes payable of $22.5 million secured primarily by the underlying property which had a carrying value of $45.1 million.

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

On July 7, 1998, the Company, together with a KBHC Trust, of which all the common securities are owned by the Company, issued an aggregate of (i) 18,975,000 Feline Prides, and (ii)1,000,000 KBHC Trust capital securities, with a $10 stated liquidation amount. The Feline Prides consist of (i) 17,975,000 Income Prides with the stated amount per Income Prides of $10, which are units comprised of a capital security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay to the holders certain unsecured contract adjustment payments, and (ii)1,000,000 Growth Prides with a face amount per Growth Prides equal to the $10 stated amount, which are units consisting of a 1/100th beneficial interest in a zero-coupon U.S. treasury security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay to the holders certain unsecured contract adjustment payments.

The distribution rate on the Income Prides is 8.25% per annum, and the distribution rate on the Growth Prides is .75% per annum. Under the stock purchase contracts, investors will be required to purchase shares of common stock of the Company for an effective price ranging between a minimum of $31.75 per share and a maximum of $38.10 per share, and the Company will issue approximately 5 million to 6 million common shares by August 16, 2001, depending upon the price of the Company's common stock upon settlement of the purchase contracts (subject to adjustment under certain circumstances). The capital securities associated with the Income Prides and the U.S. treasury securities associated with the Growth Prides have been pledged as collateral to secure the holders' obligations in respect of the common stock purchase contracts. The capital securities issued by the KBHC Trust are entitled to a distribution rate of 8% per annum of their $10 stated liquidation amount.

The proceeds from the issuance of Feline Prides were used immediately to pay down outstanding debt under the Company's domestic unsecured revolving credit facility. Subsequently, the unsecured revolving credit facility was used for general corporate purposes, including support of the Company's growth strategies and acquisitions.

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

The principal sources of liquidity for the Company's mortgage banking operations are internally generated funds from the sales of mortgages and related servicing rights. Mortgages originated by the mortgage banking operations are generally sold in the secondary market within 60 days of origination. External sources of financing for these operations include a $250 million revolving mortgage warehouse facility, which expires on February 23, 2000. The amount outstanding under the facility is secured by a borrowing base, which includes certain mortgage loans held under commitment of sale and is repayable from proceeds on the sales of first mortgages. At November 30, 1998, the mortgage banking operations had $10.6 million available for future use under the facility.

Debt service on the Company's collateralized mortgage obligations is funded by receipts from mortgage-backed securities. Such funds are expected to be adequate to meet future debt-payment schedules for the collateralized mortgage obligations and therefore these securities have virtually no impact on the capital resources and liquidity of the mortgage banking operations.

The Company continues to benefit in all of its operations from the strength of its capital position, which has allowed it to maintain overall profitability during troubled economic times, finance expansion, re-engineer product lines and diversify into new homebuilding markets. Among other reasons, secure access to capital at competitive rates should enable the Company to continue to grow and expand. As a result of its geographic diversification, the disciplines of the KB2000 operational business model and a strong capital position, the Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations, and to meet other needs of its business, both on a short and long-term basis.

SUBSEQUENT EVENTS

Subsequent to year end, effective January 4, 1999, the Company acquired the remaining equity interest in Houston-based General Homes. The Company invested approximately $14.5 million to acquire 49.7% of the outstanding stock of General Homes, bringing its ownership interest to 100%. This transaction was financed by borrowings under the Company's domestic unsecured revolving credit facility.

Effective January 7, 1999, the Company acquired substantially all of the homebuilding assets of the Lewis Homes group of companies ("Lewis Homes"). Prior to the acquisition, Lewis Homes, based in Upland, California, was one of the largest privately held single-family homebuilders in the United States based on units delivered, with estimated revenues for the year ended December 31, 1998 of $700 million on approximately 3,600 unit deliveries. Lewis Homes also owned or controlled approximately 24,000 lots and had a backlog of approximately 900 homes at December 31, 1998. Lewis Homes' principal markets are Las Vegas and Northern Nevada, Southern California and the greater Sacramento area in Northern California.

The estimated purchase price for Lewis Homes is $449.0 million, comprised of the assumption of approximately $303.0 million in debt and the issuance of 7,886,686 shares of the Company's common stock valued at approximately $146.0 million. The estimated purchase price was based on the net book values of the entities purchased and is subject to adjustment based on the closing balance sheets as of December 31, 1998, which are expected to be finalized on or before April 1, 1999. While it is anticipated that there will be further adjustments to the purchase price, the Company does not expect such adjustments to be material.

In connection with the acquisition of Lewis Homes, the Company obtained a $200 million unsecured term loan to refinance certain debt assumed. The financing was obtained under a term loan agreement dated January 7, 1999 among the Company and various banks, which provides for payments of $25 million due on January 31, 2000, April 30, 2000, and July 31, 2000, with the remaining principal balance due on April 30, 2001. Interest is payable monthly at the London Interbank Offered Rate plus an applicable spread. The financing obtained under the term loan agreement did not impact the amounts available under the Company's pre-existing borrowing arrangements. The Company used borrowings under its existing domestic unsecured revolving credit facility to refinance certain other debt assumed in the acquisition.

The acquisition consideration for Lewis Homes was determined by arm's-length negotiations between the parties. The acquisition will be accounted for as a purchase, with the results of Lewis Homes included in the Company's consolidated financial statements as of January 7, 1999.

YEAR 2000 ISSUE

The term "year 2000 issue" is a general term used to describe the complications that may arise from the use of existing computer hardware and software designed by applicable manufacturers without consideration for the upcoming change in the century. If not corrected, software programs with this embedded problem may cause computer systems to fail or to miscalculate data.

The Company has invested in information systems required to support its KB2000 operational business model and effectively manage and control growth. In conjunction with its investment in technology, with respect to the year 2000 issue, the Company has undertaken a project to modify or replace portions of its existing computer operating systems to ensure they will function properly with respect to dates in the year 2000 and thereafter. A "Year 2000 Project Office" has been formed to direct the Company-wide efforts encompassed by this project. The Year 2000 Project Office is responsible to assure proper planning, sufficient resources, contemporaneous monitoring, proper certification and timely completion of the year 2000 projects. The Company's year 2000 projects encompass its information technology systems as well as its non-information technology systems, such as systems embedded in its office equipment and facilities.

STATE OF YEAR 2000 READINESS The scope of the Company's year 2000 compliance effort has been defined to include 13 distinct projects. Four of the 13 projects address areas of greatest business risk and require the greatest technical effort and, therefore, have been given the highest priority. These four high priority projects are the following: conversion and upgrade of the Company's JD Edwards primary accounting programs (the "JD Edwards Programs"); conversion and upgrade of the operating systems for the Company's Texas operations which were not associated with the JD Edwards Programs; conversion and upgrade of the operating systems for the Company's mortgage banking operations which were not associated with the JD Edwards Programs; and the upgrade of the Company's primary computer network and personal computers. Of these four high priority projects, as of January 22, 1999, the upgrade of the Company's primary computer network and personal computers is substantially complete and is being tested, the remediation of the JD Edwards Programs is complete and is being tested, and the conversion and upgrade of the operating systems for the Company's Texas operations and the Company's mortgage banking operations are in the process of being remediated. These four projects are on schedule for completion by June 1999.

The remaining nine projects that comprise the balance of the Company's year 2000 compliance effort present a lower business risk and require less technical effort to complete. Eight of these nine projects are comprised of the following: conversion of business unit personal computer applications and templates that are not associated with the JD Edwards Programs; upgrade of the Company's telephone and voice mail systems; certification of year 2000 readiness or upgrade of the Company's fax machines, copiers, miscellaneous equipment and office facilities; verification, involving three projects, that material third-party suppliers to the Company are year 2000 compliant; upgrade and/or certification of the systems used by the Company's operations in France; and certification and/or upgrade of the systems used by the Company's operations in Mexico. These eight projects are in various stages of assessment and/or remediation. The ninth project is comprised of the Company's contingency plan in the event problems are encountered as the year 2000 begins. This project is in the assessment stage and is expected to be completed by September 1999.

As noted, three of the 13 projects that comprise the Company's year 2000 compliance effort involve verification that the third parties with which the Company has a material relationship are year 2000 compliant. The Company is currently in various stages of assessment with respect to these third-party verification projects. As part of these projects, the Company's relationships with suppliers, subcontractors, financial institutions and other third parties will be examined to determine the status of their year 2000 issue efforts as related to the Company's operations. As a general matter, the Company is vulnerable to its suppliers' inability to remedy their own year 2000 issues. Furthermore, the Company relies both domestically and internationally on financial institutions, government agencies (particularly for zoning, building permits and related matters), utility companies, telecommunication service companies and other service providers outside of its control. There is no assurance that such third parties will not suffer a year 2000 business disruption and it is conceivable that such failures could, in turn, have a material adverse effect on the Company's liquidity, financial condition or results of operations.

COSTS OF ADDRESSING YEAR 2000 ISSUES Several of the projects included in the Company's year 2000 plan are projects which were necessary to support the Company's KB2000 operational business model, and would have been undertaken regardless of year 2000 exposure. The total cost of all of the Company's projects associated with its year 2000 plan is currently estimated to be approximately $4.0 million; however, because such projects involve conversions and upgrades that were not necessitated to meet year 2000 concerns, it is not possible to determine the portion of that amount which is specifically attributable to year 2000 compliance efforts. The total amount expended on all projects related to year 2000 compliance was $1.7 million as of November 30, 1998. The Company believes that the total costs incurred to specifically address the year 2000 issue will not have a material impact on the Company's liquidity, financial condition or results of operations, for any year in the reasonably foreseeable future. The schedule for the successful completion of the Company's year 2000 project and the estimated costs are based upon certain assumptions by management regarding future events, including the continued availability of qualified resources to implement the program and the costs of such resources.

RISKS PRESENTED BY YEAR 2000 ISSUES The Company's failure to resolve a material year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. Although the Company considers its exposure to the year 2000 issue risks from third-party suppliers as generally low, due to the uncertainty of the year 2000 readiness of third party suppliers, the Company is unable to determine at this time the consequences of a year 2000 failure. In addition, the Company could be materially impacted by the widespread economic or financial market disruption by year 2000 computer system failures at government agencies on which the Company is dependent for mortgage lending, zoning, building permits and related matters. Possible risks of year 2000 failure could include, among other things, delays or errors with respect to payments, third-party delivery of materials and government approvals. The Company's year 2000 project is expected to significantly reduce the Company's level of uncertainty and exposure to the year 2000 issue and, in particular, its vulnerability to the year 2000 compliance of material third parties. To date, the Company has not identified any operating systems, either of its own or of a third-party supplier, that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented.

CONTINGENCY PLAN The Company's year 2000 project calls for a year 2000-specific contingency plan to be developed. This plan is expected to be completed by August 1999. As a normal course of business, the Company maintains contingency plans designed to address various other potential business interruptions. In addition to the Company's year 2000-specific contingency plan, these pre-existing contingency plans should assist in mitigating any adverse affect because of the interruption of support provided by third parties resulting from their failure to be year 2000 ready.

Management currently anticipates that its operating systems will be year 2000 compliant well before January 1, 2000, and that its third party verification and overall contingency plans should enable it to mitigate third-party disruptions to its business which are of short duration or geographically localized. At the present time, management believes that the year 2000 issue will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

CONVERSION TO THE EURO CURRENCY

On January 1, 1999, certain member countries of the European Union (the "EU") established fixed conversion rates between their existing currencies and the European Union's common currency (the "euro"). The Company conducts substantial business in France, an EU member country. During the established transition period for the introduction of the euro, January 1, 1999 to June 30, 2002, the Company will address the issues involved with the adoption of the new currency. The most important issues facing the Company include: converting information technology systems; reassessing currency risk; negotiating and amending contracts; and processing tax and accounting records.

Based upon progress to date, the Company believes that use of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the euro is not expected to have a material effect on the Company's financial condition or results of operations.

OUTLOOK

The Company's residential backlog at November 30, 1998 consisted of 6,943 units, representing aggregate future revenues of $1.00 billion. Both amounts represent record year end figures and represent increases of 64.8% and 50.0%, respectively, when compared to the 4,214 units in residential backlog, representing aggregate future revenues of $666.7 million, at year end 1997. Company-wide net orders for the fourth quarter of 1998 totaled 4,321, up 42.7% from the comparable quarter of 1997. The 1998 fourth quarter total included 583 net orders generated by the Company's three 1998 acquisitions in Houston, Denver and Phoenix/Tucson and its majority ownership investment in General Homes. Excluding the net orders generated by these operations, Company-wide net orders rose 23.4% in the fourth quarter of 1998 compared to the year-earlier quarter.

The Company's domestic residential backlog at November 30, 1998 increased to $848.6 million on 5,959 units, up 65.3% on a unit basis from $577.6 million on 3,606 units at year end 1997. The increase reflects a higher ending backlog within Other U.S. operations, partially offset by a slightly lower ending backlog within California operations. The Company's Other U.S. operations produced substantial year-over-year growth, with backlog at November 30, 1998 rising to $560.3 million on 4,739 units from $274.6 million on 2,290 units at November 30, 1997. Net orders from Other U.S. operations increased 92.3% in the fourth quarter of 1998 to 2,630 units, up from 1,368 units in the fourth quarter of 1997. Excluding the 583 net orders associated with the Company's three acquisitions and its majority ownership investment, the increase in net orders in Other U.S. operations was 49.6%. In California, backlog decreased to $288.3 million on 1,220 units at November 30, 1998, down from $303.1 million on 1,316 units at November 30, 1997, as the Company's average number of active communities in California declined 17.9% in 1998 from the prior year. Fourth quarter 1998 net orders in California decreased 13.1% to 985 units from 1,134 units in the year-earlier period.

In France, residential backlog at November 30, 1998 totaled $145.9 million on 961 units, up 76.4% and 64.0%, respectively, from $82.8 million on 586 units at year end 1997. The Company's net orders in France in the fourth quarter of 1998 rose 36.1% to 698 units from 513 units in the year-earlier period. The value of the backlog associated with the Company's French commercial development activities declined to $1.8 million at November 30, 1998 from $5.1 million at year end 1997, reflecting a reduced level of activity.

In Mexico, residential backlog at November 30, 1998 totaled $5.7 million on 23 units, compared to $6.3 million on 22 units at year end 1997. Net orders in the fourth quarter of 1998 decreased to 8 units from 13 units in 1997.

Substantially all homes included in the year end 1998 backlog are expected to be delivered during 1999. However, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

Company-wide net orders during the first two months of fiscal 1999 increased 27.1% over the comparable period of 1998. Domestic net orders during the two-month period rose 29.3% due to a 3.8% increase in net orders from California operations and a 43.0% increase in net orders from Other U.S. operations, including results from the Company's 1998 acquisitions (including General Homes) and its January 1999 acquisition of Lewis Homes. Excluding the net orders from these operations, domestic net orders remained essentially flat in the first two months of fiscal 1999 compared to the same period a year ago. In France, net orders for the first two months of fiscal 1999 increased 14.8% compared to the same period in 1998. Despite the overall improvement in Company-wide net orders during the first two months of fiscal 1999, current global market uncertainties, mortgage interest rate volatility, softening of general domestic business conditions, declines in consumer confidence and/or other factors could have mitigating effects on full year results.

As a result of continued domestic expansion outside of California, the percentage of the Company's domestic unit deliveries generated from California operations decreased to 35.8% in 1998 from 45.6% in 1997. In response to persistently weak conditions for new housing and general recessionary trends in California during the first half of the 1990's, the Company diversified its business through aggressive expansion into other western states. Since then, the housing market has improved significantly in California, and the Company remains cautiously optimistic that the improved economic climate in the state will continue for the foreseeable future, thereby generally enabling the housing market in the state to retain its strength.

The Company's Other U.S. operations continued to experience substantial growth in 1998. Acquisitions in Houston, Denver and Phoenix/Tucson, coupled with the continued expansion of existing, non-California operations resulted in a 54.2% increase in deliveries from Other U.S. operations in 1998 compared to the prior year. The Company has also achieved its most significant penetration of its KB2000 operational business model in these Other U.S. markets. The Company expects to explore additional opportunities for expansion of its Other U.S. operations in both existing and new markets, through either de novo entry or the acquisition of existing businesses.

The French housing market improved in 1998 from the prior year. The Company anticipates increases in deliveries from its French housing operations in 1999 will be in line with that nation's moderately improving economy. The Company's French commercial activities are likely to remain at low levels, consistent with the Company's strategy to focus primarily on the expansion of its residential development business.

Mexico's economy appears to be recovering from the country's deep recession brought on by the 1994 devaluation of its currency. Nevertheless, economic and political conditions remain unsettled and the Company continues to closely monitor its level of activity there.

During 1999, the Company plans to remain focused on the two primary initiatives it originally established in 1997; deepening the implementation of its KB2000 operational business model throughout the Company's operations and continued acceleration of the Company's growth. To advance these initiatives, the Company also continues to concentrate on two complementary strategies consisting of establishing optimum local market positions and maintaining its focus on acquisitions.

In order to leverage the benefits of the KB2000 operational business model, the Company has been implementing a strategy designed to achieve a dominant market position in its major markets. The Company's use of the term "dominant" is not intended to imply that the Company will become the largest builder in any market in terms of unit deliveries, revenues or market share; nor is it the Company's intent to attempt to, in any way "control" the pricing of homes in any market. Rather, the Company's "dominance" goal is only intended to achieve a market position sufficiently large that it will enable its local business to maximize the benefits of its KB2000 operational business model. The Company believes that by operating at large volume levels it can better execute its KB2000 operational business model and use economies of scale to increase profits in fewer, larger markets. These benefits can include lower land acquisition costs, improved terms with suppliers and subcontractors, the ability to offer maximum choice and the best value to customers, and the retention of the best management talent.

The Company hopes to continue to increase overall unit delivery growth in future years. The Company's growth strategies include expanding existing operations to optimal market volume levels, as well as entering new markets at high volume levels, principally through acquisitions. Growth in existing markets will be driven by the Company's ability to increase the average number of active communities in its major markets through the successful implementation of its KB2000 operational business model. The Company's ongoing acquisition strategy is expected to supplement growth in existing markets and facilitate expansion into new markets.

In identifying acquisition targets, the Company seeks homebuilders that possess the following characteristics: a business model similar to KB2000; access to or control of land to support growth; a strong management team; and a financial condition positioned to be accretive to earnings in the first full year following acquisition. The Company believes that acquisitions fitting these criteria will enable it to expand its operations in 1999 and beyond in a focused and disciplined manner. However, the Company's continued success in acquiring other homebuilders could be affected by several factors, including, among other things, conditions in U.S. securities markets, the general availability of applicable acquisition candidates, pricing for such transactions, competition among other national or regional builders for such target companies, changes in general and economic conditions nationally and in target markets, and capital or credit market conditions.

In January 1999, the Company continued its growth through acquiring the remaining minority interest in General Homes and completing its purchase of Lewis Homes. Including the Lewis Homes operations, which are expected to deliver approximately 3,500 homes in 1999, the Company believes it will be the largest homebuilder in the United States in 1999, as measured by unit volume. The Company continues to explore opportunities to enter new markets and plans to grow in its existing markets. Growth in both new and existing markets is expected to be supplemented by strategic acquisitions from time to time. In the aggregate, the Company has established a goal of delivering approximately 21,500 units Company-wide in 1999.

This goal could be materially affected by various risk factors such as changes in general economic conditions either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence, among other things. Nevertheless, the Company remains optimistic about its ability to continue to grow its business in 1999. With the addition of Lewis Homes and high current backlog levels, the Company believes it is well-positioned to achieve record earnings in 1999.

IMPACT OF INFLATION

The Company's business is significantly affected by general economic conditions, particularly by inflation and its generally associated adverse effect on interest rates. Although inflation rates have been low in recent years, rising inflation would likely affect the Company's revenues and earning power by reducing demand for homes as a result of correspondingly higher interest rates. In periods of high inflation, the rising costs of land, construction, labor, interest and administrative expenses have often been recoverable through increased selling prices, although this has not always been possible because of high mortgage interest rates and competitive factors in the marketplace. In recent years, inflation has had no significant adverse impact on the Company, as average annual cost increases have not exceeded the average rate of inflation.

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

                           CONSOLIDATED STATEMENTS OF
                                     INCOME


                                                                        -----------------------------------------------
  IN THOUSANDS, EXCEPT PER SHARE AMOUNTS   YEARS ENDED NOVEMBER 30,        1998               1997              1996
=======================================================================================================================
TOTAL REVENUES                                                          $ 2,449,362       $ 1,878,723       $ 1,787,525
=======================================================================================================================

CONSTRUCTION:
   Revenues                                                             $ 2,402,966       $ 1,843,614       $ 1,754,147
   Construction and land costs                                           (1,949,729)       (1,512,766)       (1,435,081)
   Selling, general and administrative expenses                            (304,565)         (229,097)         (220,387)
   Noncash charge for impairment of long-lived assets                                                          (170,757)
-----------------------------------------------------------------------------------------------------------------------
      Operating income (loss)                                               148,672           101,751           (72,078)
   Interest income                                                            5,674             5,078             2,666
   Interest expense, net of amounts capitalized                             (23,341)          (29,829)          (36,691)
   Minority interests                                                        (7,002)             (425)             (233)
   Equity in pretax income (loss) of unconsolidated joint ventures            1,151               (53)           (2,148)
-----------------------------------------------------------------------------------------------------------------------
   Construction pretax income (loss)                                        125,154            76,522          (108,484)
-----------------------------------------------------------------------------------------------------------------------
MORTGAGE BANKING:
   Revenues:
      Interest income                                                        15,569            13,303            14,594
      Other                                                                  30,827            21,806            18,784
-----------------------------------------------------------------------------------------------------------------------
                                                                             46,396            35,109            33,378
   Expenses:
      Interest                                                              (15,046)          (12,699)          (13,462)
      General and administrative                                             (9,937)           (7,902)           (7,176)
-----------------------------------------------------------------------------------------------------------------------
      Mortgage banking pretax income                                         21,413            14,508            12,740
-----------------------------------------------------------------------------------------------------------------------
Total pretax income (loss)                                                  146,567            91,030           (95,744)
Income taxes                                                                (51,300)          (32,800)           34,500
-----------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                       $    95,267       $    58,230       $   (61,244)
=======================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE                                         $      2.41       $      1.50       $     (1.80)
=======================================================================================================================

DILUTED EARNINGS (LOSS) PER SHARE                                       $      2.32       $      1.45       $     (1.80)
=======================================================================================================================


See accompanying notes.

                                  CONSOLIDATED
                                 BALANCE SHEETS


                                                                                          -----------------------------
  IN THOUSANDS, EXCEPT SHARES                                          NOVEMBER 30,          1998               1997
=======================================================================================================================
ASSETS
CONSTRUCTION:
   Cash and cash equivalents                                                              $    56,602       $    66,343
   Trade and other receivables                                                                194,841           169,988
   Inventories                                                                              1,134,402           790,243
   Investments in unconsolidated joint ventures                                                 5,608             6,338
   Goodwill                                                                                    45,533            31,283
   Other assets                                                                               105,558            69,666
-----------------------------------------------------------------------------------------------------------------------
                                                                                            1,542,544         1,133,861
-----------------------------------------------------------------------------------------------------------------------
MORTGAGE BANKING:
   Cash and cash equivalents                                                                    6,751             1,899
   Receivables:
      First mortgages and mortgage-backed securities                                           58,262            71,976
      First mortgages held under commitment of sale and other receivables                     249,702           208,254
   Other assets                                                                                 2,945             3,001
-----------------------------------------------------------------------------------------------------------------------
                                                                                              317,660           285,130
-----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $ 1,860,204       $ 1,418,991
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CONSTRUCTION:
   Accounts payable                                                                       $   211,380       $   163,646
   Accrued expenses and other liabilities                                                     148,508           105,376
   Mortgages and notes payable                                                                529,846           496,869
-----------------------------------------------------------------------------------------------------------------------
                                                                                              889,734           765,891
-----------------------------------------------------------------------------------------------------------------------
MORTGAGE BANKING:
   Accounts payable and accrued expenses                                                        8,924             7,300
   Notes payable                                                                              239,413           200,828
   Collateralized mortgage obligations secured by mortgage-backed securities                   49,264            60,058
-----------------------------------------------------------------------------------------------------------------------
                                                                                              297,601           268,186
-----------------------------------------------------------------------------------------------------------------------
MINORITY INTERESTS:
   Consolidated subsidiaries and joint ventures                                                 8,608             1,858
   Company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely debentures of the Company                                          189,750
-----------------------------------------------------------------------------------------------------------------------
                                                                                              198,358             1,858
-----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Preferred stock--$1.00 par value; authorized, 10,000,000 shares: none outstanding
   Common stock--$1.00 par value; authorized, 100,000,000 shares; 39,992,004 and
      38,996,769 shares outstanding at November 30, 1998 and 1997, respectively                39,992            38,997
   Paid-in capital                                                                            193,520           186,086
   Retained earnings                                                                          243,356           159,960
   Cumulative foreign currency translation adjustments                                         (2,357)           (1,987)
-----------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                              474,511           383,056
-----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 1,860,204       $ 1,418,991
=======================================================================================================================


See accompanying notes.

                           CONSOLIDATED STATEMENTS OF
                              STOCKHOLDERS' EQUITY


                                                 ----------------------------------------------------------------------------------
                                                  SERIES B
                                                 CONVERTIBLE                                              FOREIGN        TOTAL
IN THOUSANDS                                      PREFERRED      COMMON        PAID-IN      RETAINED      CURRENCY    STOCKHOLDERS'
YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996        STOCK         STOCK        CAPITAL      EARNINGS     TRANSLATION    EQUITY
===================================================================================================================================
Balance at November 30, 1995                      $   1,300     $  32,347     $ 188,839     $ 190,749     $   2,243     $ 415,478
Net loss                                                                                      (61,244)                    (61,244)
Dividends on Series B convertible
   preferred stock                                                                             (4,940)                     (4,940)
Dividends on common stock                                                                     (11,167)                    (11,167)
Conversion of Series B convertible
   preferred stock                                   (1,300)        6,500        (5,200)
Exercise of employee stock options                                     37           390                                       427
Cancellation of restricted stock                                      (56)         (228)                                     (284)
Foreign currency translation adjustments                                                                      2,080         2,080
-----------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1996                                       38,828       183,801       113,398         4,323       340,350
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                     58,230                      58,230
Dividends on common stock                                                                     (11,668)                    (11,668)
Exercise of employee stock options                                    169         2,285                                     2,454
Foreign currency translation adjustments                                                                     (6,310)       (6,310)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1997                                       38,997       186,086       159,960        (1,987)      383,056
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                     95,267                      95,267
Dividends on common stock                                                                     (11,871)                    (11,871)
Exercise of employee stock options                                    995        15,699                                    16,694
Company obligated mandatorily redeemable
   preferred securities of subsidiary
   trust holding solely debentures of
   the Company-contract adjustment
   payments and issuance costs                                                   (8,265)                                   (8,265)
Foreign currency translation adjustments                                                                       (370)         (370)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at November 30, 1998                                    $  39,992     $ 193,520     $ 243,356     $  (2,357)    $ 474,511
===================================================================================================================================

See accompanying notes.

                           CONSOLIDATED STATEMENTS OF
                                   CASH FLOWS


                                                                                         ---------------------------------------
 IN THOUSANDS                                         YEARS ENDED NOVEMBER 30,             1998            1997          1996
================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                     $  95,267      $  58,230      $ (61,244)
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
         Equity in pretax (income) loss of unconsolidated joint ventures                    (1,151)            53          2,148
         Minority interests                                                                  7,002            425            233
         Amortization of discounts and issuance costs                                        1,882          2,341          1,510
         Depreciation and amortization                                                      16,178         11,860         10,819
         Provision for deferred income taxes                                                   474         (5,028)       (41,208)
         Noncash charge for impairment of long-lived assets                                                              170,757
         Change in assets and liabilities, net of effects from acquisitions:
            Receivables                                                                    (50,040)      (118,123)        36,572
            Inventories                                                                   (125,719)         5,157        232,871
            Accounts payable, accrued expenses and other liabilities                        51,283         20,064        (21,918)
            Other, net                                                                      (8,025)        (4,023)           244
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                           (12,849)       (29,044)       330,784
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                                     (162,818)                      (80,556)
   Investments in unconsolidated joint ventures                                              2,214          1,921         (7,644)
   Net sales (originations) of mortgages held for long-term investment                       1,686            164           (996)
   Payments received on first mortgages and mortgage-backed securities                      12,933          9,988         18,069
   Purchases of property and equipment, net                                                (15,859)        (5,917)        (2,799)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                                          (161,844)         6,156        (73,926)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) credit agreements and other short-term borrowings        63,187         37,900       (325,323)
   Proceeds from Company obligated mandatorily redeemable preferred securities of
      subsidiary trust holding solely debentures of the Company                            183,057
   Proceeds from issuance of senior subordinated notes                                                                   124,406
   Proceeds from issuance of senior notes                                                                 172,182
   Payments on collateralized mortgage obligations                                         (12,324)        (9,531)       (17,309)
   Payments on mortgages, land contracts and other loans                                   (45,239)        (8,047)       (53,894)
   Redemption of senior notes                                                                            (100,000)
   Payments from (to) minority interests                                                    (7,006)           513         (2,232)
   Payments of cash dividends                                                              (11,871)       (11,668)       (16,107)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) for financing activities                                          169,804         81,349       (290,459)
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        (4,889)        58,461        (33,601)
Cash and cash equivalents at beginning of year                                              68,242          9,781         43,382
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                 $  63,353      $  68,242      $   9,781
================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid, net of amounts capitalized                                             $  37,915      $  43,559      $  52,063
   Income taxes paid                                                                        40,521         29,982          5,093
================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Cost of inventories acquired through seller financing                                 $  29,911      $  15,098      $  16,977
================================================================================================================================

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

         BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and all significant subsidiaries and joint ventures in which a controlling interest is held. All significant intercompany transactions have been eliminated. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for using the equity method.

         USE OF ESTIMATES The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

         CASH AND CASH EQUIVALENTS The Company considers all highly liquid debt instruments and other short-term investments purchased with a maturity of three months or less to be cash equivalents. As of November 30, 1998 and 1997, the Company's cash equivalents totaled $20,246,000 and $70,365,000, respectively.

         FOREIGN CURRENCY TRANSLATION Results of operations for foreign entities are translated using the average exchange rates during the period. For foreign entities, assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded in a separate component of stockholders' equity, "Cumulative Foreign Currency Translation Adjustments."

         CONSTRUCTION OPERATIONS Housing and other real estate sales are recognized when title passes to the buyer and all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. In France, revenues from development and construction of apartments, condominiums and commercial buildings, under long-term contracts with individual investors who own the land, are recognized using the percentage of completion method, which is generally based on costs incurred as a percentage of estimated total costs of individual projects. Revenues recognized in excess of amounts billed are classified as receivables. Amounts received from buyers in excess of revenues recognized, if any, are classified as other liabilities.

         Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are allocated on a relative fair value basis to units within a parcel or subdivision. Land and land development costs generally include related interest and property taxes incurred until development is substantially completed or deliveries have begun within a subdivision.

         The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), in the second quarter of 1996. Prior to the adoption of SFAS No. 121, inventories were stated at the lower of cost or estimated net realizable value for each parcel or subdivision. Under SFAS No. 121, land to be developed and projects under development are stated at cost unless the carrying amount of the parcel or subdivision is determined not to be recoverable, in which case the impaired inventories are written down to fair value. Write-downs of impaired inventories are recorded as adjustments to the cost basis of the inventory. The Company's inventories typically do not consist of completed projects.

         Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized by the Company over periods ranging from five to ten years using the straight-line method. Accumulated amortization was $25,804,000 and $16,547,000 at November 30, 1998 and 1997,
         respectively. In the event that facts and circumstances indicate that the carrying value of goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the goodwill would be compared to its carrying amount to determine if a write-down to fair value or discounted cash flow is required.

         CHARGE FOR IMPAIRMENT OF LONG-LIVED ASSETS In 1996, the Company decided to accelerate the disposition of certain real estate assets in order to help effectuate the Company's strategies to improve its overall return on investment, restore financial leverage to targeted levels, and position the Company for continued geographic expansion. In addition, in 1996, the Company substantially eliminated its prior practice of investing in long-term development projects in order to reduce the operating risk associated with such projects. The accelerated disposition of long-term development assets caused certain assets, primarily inventories and investments in unconsolidated joint ventures in California and France, to be identified as being impaired and to be written down. Certain of the Company's California properties were impacted by the charge, while none of its non-California domestic properties were affected. The Company's non-California domestic properties were not affected as they were not held for long-term development and were expected to be economically successful, and as such were determined not to be impaired.

         Based on the Company's evaluation of impaired assets, a noncash write-down of $170,757,000 ($109,257,000, net of income taxes) was recorded in the second quarter of 1996 to state the impaired assets at their fair values. The fair values established were based on various methods, including discounted cash flow projections, appraisals and evaluations of comparable market prices, as appropriate. The inventories affected by the charge primarily consisted of land which was not under active development and the charge did not have a material effect on gross margins in the balance of 1996, or in 1997 or 1998.

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

         EARNINGS (LOSS) PER SHARE During the quarter ended February 28, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which simplifies existing computational guidelines, revises disclosure requirements and increases the comparability of earnings per share on an international basis. Basic earnings (loss) per share is calculated by dividing net income
         (loss) by average common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average number of shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts. All earnings (loss) per share amounts for all periods have been presented and, where necessary, restated to conform to the SFAS No. 128 requirements. In 1996, the net loss, for purposes of the loss per share calculations, was adjusted for dividends on the Series B Convertible Preferred Stock. The following table presents a reconciliation of average shares outstanding:

                                                                    ----------------------------------
         IN THOUSANDS                  YEARS ENDED NOVEMBER 30,      1998          1997          1996
         ---------------------------------------------------------------------------------------------
         Basic average shares outstanding                           39,553        38,889        36,693
         Net effect of stock options assumed to be exercised         1,480         1,169
         ---------------------------------------------------------------------------------------------
         Diluted average shares outstanding                         41,033        40,058        36,693
         =============================================================================================

         RECENT ACCOUNTING PRONOUNCEMENTS In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in its fiscal year 1999.

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


NOTE 2.  ACQUISITIONS

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

         During the second quarter of 1998, the Company acquired three privately held homebuilders with regional operations in certain key markets. On March 19, 1998, the Company acquired all of the issued and outstanding capital stock of Houston-based Hallmark Residential Group ("Hallmark") for approximately $54,000,000, including the assumption of debt. Hallmark built single-family homes primarily in Houston (with additional operations in San Antonio and Austin, Texas) under the trade names of Dover Homes and Ideal Builders. The Company acquired substantially all of the assets of Denver-based PrideMark Homebuilding Group ("PrideMark")on March 23, 1998 for approximately $65,000,000, including the assumption of trade liabilities and debt. PrideMark built single family homes in Denver, Colorado. On April 9, 1998, the Company acquired all of the issued and outstanding capital stock of Estes Homebuilding Co. ("Estes") for approximately $48,000,000, including the assumption of debt. Estes built single-family homes in Phoenix and Tucson, Arizona.

         On August 18, 1998, the Company acquired a majority ownership investment in General Homes Corporation ("General Homes"), a builder of single-family homes primarily in Houston, Texas. The Company invested approximately $31,837,000, including the assumption of debt, to acquire 50.3% of the outstanding stock of General Homes, pursuant to a completed plan of reorganization. Subsequent to year end, on January 4, 1999, the Company acquired the remaining minority interest in General Homes (See Note 15. Subsequent Events).

         The acquisitions of Hallmark, PrideMark, and Estes and the majority ownership investment in General Homes were financed by borrowings under the Company's domestic unsecured revolving credit facility. Accounted for under the purchase method, the results of operations of the acquired entities are included in the Company's consolidated financial statements as of their respective dates of acquisition. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. The excess of the purchase prices over the fair value of net assets acquired was $23,450,000 on an aggregate basis and was allocated to goodwill. The Company is amortizing goodwill related to the acquisitions on a straight-line basis over a period of ten years.

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisitions had occurred as of December 1, 1996 with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects:

                                                         YEARS ENDED NOVEMBER 30,
                                                       ----------------------------
         IN THOUSANDS, EXCEPT PER SHARE AMOUNTS          1998              1997
         --------------------------------------------------------------------------
         Total revenues                                $2,564,170        $2,199,555
         Total pretax income                              144,648            85,951
         Net income                                        94,048            54,951
         Basic earnings per share                            2.38              1.41
         Diluted earnings per share                          2.29              1.37
         ==========================================================================

         This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the four acquisitions been consummated as of December 1, 1996, nor are they necessarily indicative of future operating results.


NOTE 3.  RECEIVABLES

         CONSTRUCTION Trade receivables amounted to $67,771,000 and $42,591,000 at November 30, 1998 and 1997, respectively. Included in these amounts are unbilled receivables due from buyers on French apartment, condominium and commercial building sales accounted for using the percentage of completion method, totaling

         $37,804,000 at November 30, 1998 and $13,160,000 at November 30, 1997.
         The buyers are contractually obligated to remit payments against their unbilled balances. Other receivables of $127,070,000 at November 30, 1998 and $127,397,000 at November 30, 1997 included mortgages receivable, escrow deposits and amounts due from municipalities and utility companies.

         At November 30, 1998 and 1997, receivables were net of allowances for doubtful accounts of $9,146,000 and $5,728,000, respectively.

         MORTGAGE BANKING First mortgages and mortgage-backed securities consisted of loans of $6,334,000 at November 30, 1998 and $8,019,000 at November 30, 1997 and mortgage-backed securities of $51,928,000 and $63,957,000 at November 30, 1998 and 1997, respectively. The mortgage-backed securities serve as collateral for related collateralized mortgage obligations. The property covered by the mortgages underlying the mortgage-backed securities are single-family residences. Issuers of the mortgage-backed securities are the Government National Mortgage Association and Fannie Mae. The first mortgages and mortgage-backed securities bore interest at an average rate of 8 2/5% and 8 1/2% at November 30, 1998 and 1997, respectively (with rates ranging from 7% to 12% in 1998 and 1997).

         First mortgages and mortgage-backed securities were net of discounts and premiums of $546,000 at November 30, 1998 and $1,371,000 at November 30, 1997. These discounts and premiums, which primarily represent loan origination discount points and acquisition price discounts or premiums, are deferred as an adjustment to the carrying value of the related first mortgages and mortgage-backed securities and amortized into interest income using the interest method.

         The Company's mortgage-backed securities held for long-term investment have been classified as held-to-maturity and are stated at amortized cost, adjusted for amortization of discounts and premiums to maturity. Such amortization is included in interest income. The total gross unrealized gains and gross unrealized losses on the mortgage-backed securities were $3,457,000 and $0, respectively at November 30, 1998 and $4,782,000 and $0, respectively at November 30, 1997.

         First mortgages held under commitment of sale and other receivables consisted of first mortgages held under commitment of sale of $242,537,000 at November 30, 1998 and $203,113,000 at November 30, 1997
         and other receivables of $7,165,000 and $5,141,000 at November 30, 1998 and 1997, respectively. The first mortgages held under commitment of sale bore interest at an average rate of 7 1/2% and 7 1/3% at November 30, 1998 and 1997, respectively. The balance in first mortgages held under commitment of sale and other receivables fluctuates significantly during the year and typically reaches its highest level at quarter-ends, corresponding with the Company's home and mortgage delivery activity.


NOTE 4.  INVENTORIES

         Inventories consisted of the following:

                                                                   NOVEMBER 30,
                                                           ----------------------------
         IN THOUSANDS                                         1998               1997
         ------------------------------------------------------------------------------
         Homes, lots and improvements in production        $  835,300          $605,227
         Land under development                               299,102           185,016
         ------------------------------------------------------------------------------
           Total inventories                               $1,134,402          $790,243
         ==============================================================================

         Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred.

         The impact of capitalizing interest costs on consolidated pretax income is as follows:

                                                           ------------------------------------------
         IN THOUSANDS        YEARS ENDED NOVEMBER 30,        1998             1997             1996
         --------------------------------------------------------------------------------------------
         Interest incurred                                 $ 54,299         $ 52,468         $ 63,628
         Interest expensed                                  (23,341)         (29,829)         (36,691)
         --------------------------------------------------------------------------------------------
         Interest capitalized                                30,958           22,639           26,937
         Interest amortized                                 (30,752)         (25,480)         (24,893)
         --------------------------------------------------------------------------------------------
           Net impact on consolidated pretax income        $    206         $ (2,841)        $  2,044
         ============================================================================================

NOTE 5.  INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

         The Company participates in a number of joint ventures in which it has less than a controlling interest. These joint ventures are based in California, New Mexico, Texas and France and are engaged in the development, construction and sale of residential properties and commercial projects. Combined condensed financial information concerning the Company's unconsolidated joint venture activities follows:

                                               ----------------------
         IN THOUSANDS        NOVEMBER 30,       1998            1997
         ------------------------------------------------------------
         Cash                                  $ 6,286        $ 3,376
         Receivables                             5,727          7,532
         Inventories                            15,042         18,421
         Other assets                              637            183
         ------------------------------------------------------------
           Total assets                        $27,692        $29,512
         ============================================================

         Mortgages and notes payable           $ 4,593        $ 4,528
         Other liabilities                       5,696          5,549
         Equity of:
           The Company                           5,608          6,338
           Others                               11,795         13,097
         ------------------------------------------------------------
           Total liabilities and equity        $27,692        $29,512
         ============================================================

         The joint ventures finance land and inventory investments primarily through a variety of borrowing arrangements. The Company typically does not guarantee these financing arrangements.

                                                              ------------------------------------------
         IN THOUSANDS           YEARS ENDED NOVEMBER 30,        1998             1997             1996
         -----------------------------------------------------------------------------------------------
         Revenues                                             $ 17,657         $ 98,183         $  6,678
         Cost of sales                                         (12,245)         (94,901)          (8,232)
         Other expenses, net                                      (384)          (6,147)         (13,207)
         -----------------------------------------------------------------------------------------------
           Total pretax income (loss)                         $  5,028         $ (2,865)        $(14,761)
         ===============================================================================================

           The Company's share of pretax income (loss)        $  1,151         $    (53)        $ (2,148)
         ===============================================================================================

         The Company's share of pretax income (loss) includes management fees earned from the unconsolidated joint ventures.

NOTE 6.  MORTGAGES AND NOTES PAYABLE

         CONSTRUCTION Mortgages and notes payable consisted of the following (interest rates are as of November 30):

                                                                            ------------------------
         IN THOUSANDS                                     NOVEMBER 30,        1998            1997
         -------------------------------------------------------------------------------------------
         Unsecured French borrowings (4 1/5% to 5 3/8% in 1998 and
            4% to 5 3/8% in 1997)                                           $ 33,647        $  9,045
         Mortgages and land contracts due to land sellers and other
            loans (8% to 10 1/4% in 1998 and 8 1/10% to 11% in 1997)          22,492          14,294
         Senior notes due 2004 at 7 3/4%                                     175,000         175,000
         Senior subordinated notes due 2003 at 9 3/8%                        174,221         174,085
         Senior subordinated notes due 2006 at 9 5/8%                        124,486         124,445
         -------------------------------------------------------------------------------------------
           Total mortgages and notes payable                                $529,846        $496,869
         ===========================================================================================

         On April 21, 1997, the Company entered into a $500,000,000 domestic unsecured revolving credit agreement (the "Revolving Credit Facility") with various banks. The Revolving Credit Facility is comprised of a $400,000,000 revolving credit facility scheduled to expire on April 30, 2001 and a $100,000,000 364-day revolving credit facility. Upon expiration, the $100,000,000 revolving credit facility is renewable at the lenders' option or may be converted, at the Company's option, to a term loan expiring on April 30, 2001. Under the Revolving Credit Facility, $493,000,000 remained committed and $475,287,000 was available for the Company's future use at November 30, 1998. The Revolving Credit Facility provides for interest on borrowings at either the applicable bank reference rate or the London Interbank Offered Rate plus an applicable spread and an annual commitment fee based on the unused portion of the commitment.

         The Company's French subsidiaries have lines of credit with various banks which totaled $110,838,000 at November 30, 1998 and have various committed expiration dates through November 2000. These lines of credit provide for interest on borrowings at either the French Federal Funds Rate or the Paris Interbank Offered Rate plus an applicable spread.

         The weighted average interest rate on aggregate unsecured borrowings, excluding the senior and senior subordinated notes, was 4 3/5% and 4 3/10% at November 30, 1998 and 1997, respectively.

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

         The 7 3/4% senior notes and 9 3/8% and 9 5/8% senior subordinated notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments, create certain liens, engage in mergers, consolidations, or sales of assets, or engage in certain transactions with officers, directors and employees. Under the terms of the Revolving Credit Facility, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. Based on the terms of the Company's Revolving Credit Facility, senior notes and senior subordinated notes, retained earnings of $163,535,000 were available for payment of cash dividends or stock repurchases at November 30, 1998.

         Principal payments on senior and senior subordinated notes, mortgages, land contracts and other loans are due as follows: 1999, $18,999,000; 2000, $3,346,000; 2001, $77,000; 2002, $70,000; 2003, $174,221,000; and
         thereafter, $299,486,000.

         Assets (primarily inventories) having a carrying value of approximately $45,060,000 are pledged to collateralize mortgages, land contracts and other secured loans.

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

         MORTGAGE BANKING Notes payable included the following (interest rates are as of November 30):

                                                                                          ------------------------
         IN THOUSANDS                                                   NOVEMBER 30,        1998            1997
         ---------------------------------------------------------------------------------------------------------
         Notes payable secured by trust deed notes (5 3/5% in 1998 and 6% in 1997)        $239,413        $200,828
         ---------------------------------------------------------------------------------------------------------
           Total notes payable                                                            $239,413        $200,828
         =========================================================================================================

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

         Collateralized mortgage obligations represent bonds issued to third parties which are collateralized by mortgage-backed securities with substantially the same terms. At both November 30, 1998 and 1997, the collateralized mortgage obligations bore interest at rates ranging from 8% to 12 1/4% with stated original principal maturities ranging from 3 to 30 years. Actual maturities are dependent on the rate at which the underlying mortgage-backed securities are repaid. No collateralized mortgage obligations have been issued since 1988.


NOTE 7. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY DEBENTURES OF THE COMPANY (FELINE PRIDES)

         On July 7, 1998, the Company, together with KBHC Financing I, a Delaware statutory business trust (the "KBHC Trust"), of which all the common securities are owned by the Company, issued an aggregate of (i) 18,975,000 Feline Prides, and (ii) 1,000,000 KBHC Trust capital securities, with a $10 stated liquidation amount. The Feline Prides consist of (i) 17,975,000 Income Prides with a stated amount per Income Prides of $10 (the "Stated Amount"), which are units comprised of a capital security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay to the holders certain unsecured contract adjustment payments, and (ii) 1,000,000 Growth Prides with a face amount per Growth Prides equal to the Stated Amount, which are units consisting of a 1/100th beneficial interest in a zero-coupon U.S. treasury security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay to the holders certain unsecured contract adjustment payments.

         The distribution rate on the Income Prides is 8.25% per annum, and the distribution rate on the Growth Prides is .75% per annum. Under the stock purchase contracts, investors will be required to purchase shares of common stock of the Company for an effective price ranging between a minimum of $31.75 per share and a maximum of $38.10 per share, and the Company will issue approximately 5,000,000 to 6,000,000 common shares by August 16, 2001, depending upon the price of the Company's common stock upon settlement of the purchase contracts (subject to adjustment under certain circumstances). The capital securities associated with the Income Prides and the U.S. treasury securities associated with the Growth Prides have been pledged as collateral to secure the holders' obligations in respect of the common stock purchase contracts. The capital securities issued by the KBHC Trust are entitled to a distribution rate of 8% per annum of their $10 stated liquidation amount.

         The KBHC Trust utilized the proceeds from the issuance of the Feline Prides and capital securities to purchase an equivalent principal amount of the Company's 8% Debentures due August 16, 2003 (the "8% Debentures"). The 8% Debentures are the sole asset of the KBHC Trust. The Company's obligations under the Debentures and related agreements, taken together constitute a firm and unconditional guarantee by the Company of the KBHC Trust's obligations under the capital securities. The interest rate on the 8% Debentures and the distribution rate on the capital securities of the KBHC Trust are to be reset, subject to certain limitations, effective August 16, 2001. The Company has recorded the present value of the contract adjustment payments on the Feline Prides, totaling $1,600,000, as a liability and a reduction of stockholders' equity. The liability will be reduced as the contract adjustment payments are made. The Company has the right to defer the contract adjustment payments and the payment of interest on the 8% Debentures, but any such election will subject the Company to restrictions on the payment of dividends on, and redemption of, its outstanding shares of common stock, and on the payment of interest on, or redemption of, debt securities of the Company junior in rank to the 8% Debentures, none of which are currently outstanding. Distributions totaling $6,072,000 are included as minority interests in the Company's results of operations for the year ended November 30, 1998.

         The proceeds from the issuance of Feline Prides were used immediately to pay down outstanding debt under the Company's domestic unsecured revolving credit facility. Subsequently, the unsecured revolving credit facility was used for general corporate purposes, including support of the Company's growth strategies and acquisitions. The Company incurred costs of approximately $6,700,000 in connection with the issuance of the Feline Prides and the capital securities.

NOTE 8.  FAIR VALUES OF FINANCIAL INSTRUMENTS

         The estimated fair values of financial instruments have been determined based on available market information and appropriate valuation methodologies. However, judgment is necessarily required in interpreting market data to develop the estimates of fair value. In that regard, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         The carrying values and estimated fair values of the Company's financial instruments, except for those financial instruments for which the carrying values approximate fair values, are summarized as follows:

                                                                    ---------------------------------------------------------
         IN THOUSANDS                            NOVEMBER 30,                 1998                            1997
         --------------------------------------------------------------------------------------------------------------------
                                                                   CARRYING        ESTIMATED       CARRYING         ESTIMATED
                                                                     VALUE         FAIR VALUE        VALUE         FAIR VALUE
         --------------------------------------------------------------------------------------------------------------------
         Construction:
           Financial liabilities
              7 3/4% Senior notes                                   $175,000        $169,698        $175,000        $173,688
              9 3/8% Senior subordinated notes                       174,221         178,833         174,085         182,158
              9 5/8% Senior subordinated notes                       124,486         134,288         124,445         131,988
         Mortgage banking:
           Financial assets
              Mortgage-backed securities                              51,928          55,386          63,957          68,739
           Financial liabilities
              Collateralized mortgage obligations secured by
                 mortgage-backed securities                           49,264          53,693          60,058          67,451
         Company obligated mandatorily redeemable
           preferred securities of subsidiary trust holding
           solely debentures of the Company                          189,750         162,200
         ===================================================================================================================

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


         Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company: The fair values of these financial instruments are based on quoted market prices on the New York Stock Exchange.


NOTE 9.  COMMITMENTS AND CONTINGENCIES

         Commitments and contingencies include the usual obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business. The Company is also involved in litigation incidental to its business, the disposition of which should have no material effect on the Company's financial position or results of operations.

NOTE 10. STOCKHOLDERS' EQUITY

         PREFERRED STOCK On January 11, 1989, the Company adopted a Stockholder Rights Plan (the "1989 Rights Plan") and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of a new Series A Participating Cumulative Preferred Stock at a price of $30.00, subject to certain antidilution provisions. The rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person or group has acquired 20% or more of the aggregate votes entitled from all shares of common stock or (ii) 10 days following the commencement of a tender offer for 20% or more of the aggregate votes entitled from all shares of common stock. In the event the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power is sold, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercisable price of the right. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.01 per right. Unless previously redeemed, the rights will expire on March 7, 1999. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends. Subsequent to year end, on February 4, 1999, the Company adopted a new Stockholder Rights Agreement (See Note 15. Subsequent Events).

         In 1993, the Company issued 6,500,000 depository shares, each representing a one-fifth ownership interest in a share of Series B Mandatory Conversion Premium Dividend Preferred Stock (the Series B Convertible Preferred Stock). Dividends were cumulative and payable quarterly in arrears at an annual dividend rate of $1.52 per depository share. On the mandatory conversion date of April 1, 1996, each of the Company's 6,500,000 depository shares was converted into one share of the Company's common stock.


NOTE 11. EMPLOYEE BENEFIT AND STOCK PLANS

         Benefits are provided to most employees under the Company's 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $3,025,000in 1998, $2,081,000 in 1997 and $1,867,000 in 1996.

         The Company's 1988 Employee Stock Plan (the "1988 Plan") provides that stock options, associated limited stock appreciation rights, restricted shares of common stock, stock units and other securities may be awarded to eligible individuals for periods of up to 15 years. The 1988 Plan is the Company's primary existing employee stock plan. The Company also has a Performance-Based Incentive Plan for Senior Management (the "Incentive Plan") and the 1998 Stock Incentive Plan which provide for the same awards as may be made under the 1988 Plan, but require that such awards be subject to certain conditions which are designed to assure that annual compensation paid in excess of $1,000,000 to participating executives is tax deductible for the Company.

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), issued in October 1995, established financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its stock options. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income (loss) and diluted earnings (loss) per share would have been reduced to the pro forma amounts as follows:

                                                                ----------------------------------------------
         IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
         YEARS ENDED NOVEMBER 30,                                  1998              1997              1996
         -----------------------------------------------------------------------------------------------------
         Net income (loss)-- as reported                        $   95,267        $   58,230        $  (61,244)
         Net income (loss)-- pro forma                              91,398            57,463           (61,757)
         Diluted earnings (loss) per share-- as reported              2.32              1.45             (1.80)
         Diluted earnings (loss) per share-- pro forma                2.24              1.44             (1.82)
         =====================================================================================================

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: a risk free interest rate of 4.38%, 5.84% and 5.88%, an expected volatility factor for the market price of the Company's common stock of 41.31%, 34.62% and 40.06%; a dividend yield of 1.19%, 1.38% and 2.33%
         and an expected life of 4 years, 4 years and 6 years. The weighted average fair value of options granted in 1998, 1997 and 1996 was $6.09, $3.68 and $4.48, respectively.

         Stock option transactions are summarized as follows:

                                                ----------------------------------------------------------------------------------
                                                                     1998                   1997                    1996
         -------------------------------------------------------------------------------------------------------------------------
                                                                WEIGHTED                    WEIGHTED                      WEIGHTED
                                                                AVERAGE                     AVERAGE                       AVERAGE
                                                                EXERCISE                    EXERCISE                      EXERCISE
                                                 OPTIONS         PRICE        OPTIONS         PRICE         OPTIONS         PRICE
         -------------------------------------------------------------------------------------------------------------------------
         Options outstanding at beginning
           of year                               2,747,318      $   9.98      2,830,268      $  10.00      2,406,718      $   9.30
         Granted                                 1,318,017         22.83        387,000         14.07        665,000         14.21
         Exercised                                (995,235)        10.70       (169,183)        12.10        (37,100)        10.12
         Cancelled                                (105,033)        16.56       (300,767)        14.25       (204,350)        15.38
         -------------------------------------------------------------------------------------------------------------------------
         Options outstanding at end of year      2,965,067      $  15.22      2,747,318      $   9.98      2,830,268      $  10.00
         -------------------------------------------------------------------------------------------------------------------------
         Options exercisable at end of year      1,586,455      $  12.16      1,816,346      $   7.92      1,732,468      $   7.54
         -------------------------------------------------------------------------------------------------------------------------
         Options available for grant at end
           of year                               2,464,014                    1,776,998                    1,863,431
         =========================================================================================================================

         Stock options outstanding at November 30, 1998 are as follows:

                                     ------------------------------------------------------------------
                                              OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
         ----------------------------------------------------------------------------------------------
                                                   WEIGHTED
                                                    AVERAGE       WEIGHTED                     WEIGHTED
                                                   REMAINING      AVERAGE                       AVERAGE
                                                  CONTRACTUAL     EXERCISE                     EXERCISE
         RANGE OF EXERCISE PRICE      OPTIONS        LIFE          PRICE        OPTIONS         PRICE
         ----------------------------------------------------------------------------------------------
         $4.38 to $4.75                847,222          4.65      $   4.75        847,222      $   4.75
         $5.50 to $14.56               770,728         11.96         13.72        231,116         13.34
         $16.13 to $21.59              858,100          9.01         21.32         61,600         18.53
         $23.74 to $33.94              489,017          9.54         25.02        446,517         24.75
         ----------------            ---------      --------      --------      ---------      --------
         $4.38 to $33.94             2,965,067          8.62      $  15.22      1,586,455      $  12.16
         ================            =========      ========      ========      =========      ========

         The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax benefit, if any, is recorded as additional paid-in capital.

         In 1991, the Board of Directors approved the issuance of restricted stock awards under the 1988 Plan of up to an aggregate 600,000 shares of common stock to certain officers and key employees. Restrictions lapse each year through May 10, 2005 on specified portions of the shares awarded to each participant so long as the participant has remained in the continuous employ of the Company. Restricted shares under this grant outstanding at the end of the year totaled 151,665 in 1998, 226,668 in 1997 and 255,001 in 1996.


NOTE 12. INCOME TAXES

         The components of pretax income (loss) are as follows:

                                             ----------------------------------------
         IN THOUSANDS
         YEARS ENDED NOVEMBER 30,              1998            1997            1996
         ----------------------------------------------------------------------------
         Domestic                            $136,042        $ 87,545        $(51,399)
         Foreign                               10,525           3,485         (44,345)
         ----------------------------------------------------------------------------
           Total pretax income (loss)        $146,567        $ 91,030        $(95,744)
         ============================================================================

         The components of income taxes are as follows:

                                  -----------------------------------------------------------
         IN THOUSANDS              TOTAL           FEDERAL           STATE            FOREIGN
         ------------------------------------------------------------------------------------
         1998
         Currently payable        $ 52,628         $ 39,989         $  8,498         $  4,141
         Deferred                   (1,328)          (3,145)                            1,817
         ------------------------------------------------------------------------------------
           Total                  $ 51,300         $ 36,844         $  8,498         $  5,958
         ====================================================================================

         1997
         Currently payable        $ 35,159         $ 28,254         $  4,847         $  2,058
         Deferred                   (2,359)          (1,892)                             (467)
         ------------------------------------------------------------------------------------
           Total                  $ 32,800         $ 26,362         $  4,847         $  1,591
         ====================================================================================

         1996
         Currently payable        $  5,659         $ 17,013         $ (7,003)        $ (4,351)
         Deferred                  (40,159)         (28,754)                          (11,405)
         ------------------------------------------------------------------------------------
           Total                  $(34,500)        $(11,741)        $ (7,003)        $(15,756)
         ====================================================================================

         Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                       ----------------------
         IN THOUSANDS                                NOVEMBER 30,       1998           1997
         ------------------------------------------------------------------------------------
         Deferred tax liabilities:
             Installment sales                                         $ 6,520        $ 2,372
             Bad debt and other reserves                                   166            333
             Capitalized expenses                                       20,800         17,789
             Partnerships and joint ventures                             2,457          2,712
             Computer equipment leases                                                    432
             Repatriation of foreign subsidiaries                       12,018         11,785
             Other                                                       3,491          3,314
         ------------------------------------------------------------------------------------
                Total deferred tax liabilities                          45,452         38,737
         ------------------------------------------------------------------------------------
           Deferred tax assets:
             Warranty, legal and other accruals                         15,315         12,394
             Depreciation and amortization                               7,476          4,764
             Capitalized expenses                                        9,827          6,684
             Noncash charge for impairment of long-lived assets          8,902         13,307
             Foreign tax credits                                        11,857         11,603
             Net operating losses                                          931          1,099
             Other                                                      15,238         10,674
         ------------------------------------------------------------------------------------
                Total deferred tax assets                               69,546         60,525
         ------------------------------------------------------------------------------------
                   Net deferred tax assets                             $24,094        $21,788
         ====================================================================================

         Net operating loss carryforwards expire in 1999, 2000, 2001 and 2003. The Company expects that the entire deferred tax benefit of the tax loss carryforwards will be recognized in future periods.

         Income taxes computed at the statutory United States federal income tax rate and income tax expense provided in the financial statements differ as follows:

                                                                  ------------------------------------------
         IN THOUSANDS                YEARS ENDED NOVEMBER 30,       1998             1997             1996
         ---------------------------------------------------------------------------------------------------
         Amount computed at statutory rate                        $ 51,298         $ 31,861         $(33,510)
         Increase (decrease) resulting from:
           State taxes, net of  federal income tax benefit           5,524            3,150           (4,552)
           Differences in foreign tax rates                          1,594             (885)            (167)
           Intercompany dividends                                      977              352            1,170
           Affordable housing credits                               (3,351)          (2,046)          (2,024)
           Other, net                                               (4,742)             368            4,583
         ---------------------------------------------------------------------------------------------------
              Total                                               $ 51,300         $ 32,800         $(34,500)
         ===================================================================================================

         The Company has commitments to invest $13,123,000 over six years in affordable housing partnerships which are scheduled to provide tax credits.

         The Company had foreign tax credit carryforwards at November 30, 1998 of $4,666,000 for United States federal income tax purposes which expire in 2000, 2002 and 2003.

         The undistributed earnings of foreign subsidiaries, which the Company plans to invest indefinitely and for which no United States federal income taxes have been provided, totaled $17,565,000 at November 30, 1998. If these earnings were currently distributed, the resulting withholding taxes payable would be $877,000.

NOTE 13. GEOGRAPHICAL AND SEGMENT INFORMATION

         Geographical and segment information follows:

                                                                      ------------------------------------------------
                                                                                         OPERATING
                                                                                          INCOME          IDENTIFIABLE
         IN THOUSANDS                                                  REVENUES           (LOSS)             ASSETS
         -------------------------------------------------------------------------------------------------------------
         1998
         Construction:
           California                                                 $1,105,849        $   79,871         $  655,920
           Other U.S.                                                  1,042,408            55,343            656,389
           Foreign                                                       254,709            13,458            230,235
         -------------------------------------------------------------------------------------------------------------
         Total construction                                            2,402,966           148,672          1,542,544
         Mortgage banking                                                 46,396            21,413            317,660
         -------------------------------------------------------------------------------------------------------------
           Total                                                      $2,449,362        $  170,085         $1,860,204
         ============================================================================================================

         1997
         Construction:
           California                                                 $  993,921        $   65,554         $  717,949
           Other U.S.                                                    670,590            34,166            283,794
           Foreign                                                       179,103             2,031            132,118
         -------------------------------------------------------------------------------------------------------------
         Total construction                                            1,843,614           101,751          1,133,861
         Mortgage banking                                                 35,109            14,508            285,130
         -------------------------------------------------------------------------------------------------------------
           Total                                                      $1,878,723        $  116,259         $1,418,991
         ============================================================================================================

         1996
         Construction:
           California                                                 $1,057,980        $   65,308         $  620,823
           Other U.S.                                                    516,921            33,251            234,959
           Foreign                                                       179,246               120            144,377
           Noncash charge for impairment of long-lived assets*                            (170,757)
         -------------------------------------------------------------------------------------------------------------
         Total construction                                            1,754,147           (72,078)         1,000,159
         Mortgage banking                                                 33,378            12,740            243,335
         -------------------------------------------------------------------------------------------------------------
           Total                                                      $1,787,525        $  (59,338)        $1,243,494
         ============================================================================================================

         * The $170.8 million pretax noncash charge for impairment of long-lived assets was recorded in the geographic regions as follows: California $112.1 million; France $43.5 million; and Other $15.2 million.

NOTE 14. QUARTERLY RESULTS (UNAUDITED)

         Quarterly results for the years ended November 30, 1998 and 1997 follow:

                                                       --------------------------------------------------------
         IN THOUSANDS, EXCEPT PER SHARE AMOUNTS         FIRST           SECOND          THIRD           FOURTH
         ------------------------------------------------------------------------------------------------------
         1998
         Revenues                                      $426,245        $537,459        $659,014        $826,644
         Operating income                                18,323          32,637          48,888          70,237
         Pretax income                                   12,698          26,222          43,298          64,349
         Net income                                       8,098          17,222          28,098          41,849
         Basic earnings per share                           .21             .44             .70            1.05
         Diluted earnings per share                         .20             .42             .68            1.02
         ======================================================================================================

         1997
         Revenues                                      $347,246        $415,000        $469,171        $647,306
         Operating income                                14,266          23,629          29,595          48,769
         Pretax income                                    6,944          16,705          23,763          43,618
         Net income                                       4,444          10,705          15,163          27,918
         Basic earnings per share                           .11             .28             .39             .72
         Diluted earnings per share                         .11             .27             .38             .69
         ======================================================================================================

         Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.


NOTE 15. SUBSEQUENT EVENTS

         Subsequent to year end, effective January 4, 1999, the Company acquired the remaining equity interest in Houston-based General Homes. The Company invested approximately $14,500,000 to acquire 49.7% of the outstanding stock of General Homes, bringing its ownership interest to 100%. This transaction was financed by borrowings under the Company's domestic unsecured revolving credit facility.

         Effective January 7, 1999, the Company acquired substantially all of the homebuilding assets of the Lewis Homes group of companies ("Lewis Homes"). Lewis Homes is engaged in the acquisition, development and sale of residential real estate in California and Nevada. Prior to the acquisition, Lewis Homes, based in Upland, California, was one of the largest privately held single-family homebuilders in the United States based on units delivered, with estimated unaudited revenues for the year ended December 31, 1998 of $700,000,000 on approximately 3,600 unit deliveries. Lewis Homes also owned or controlled approximately 24,000 lots and had a backlog of approximately 900 homes at December 31, 1998. Lewis Homes' principal markets are Las Vegas and Northern Nevada, Southern California, and the greater Sacramento area in Northern California.

         The estimated purchase price for Lewis Homes is $449,000,000, comprised of the assumption of approximately $303,000,000 in debt and the issuance of 7,886,686 shares of the Company's common stock valued at approximately $146,000,000. The current estimated purchase price was based on the net book values of the entities purchased and is subject to adjustment based on the closing balance sheets as of December 31, 1998, which are expected to be finalized before April 1, 1999. While it is anticipated that there will be further adjustments to the purchase price, the Company does not expect such adjustments to be material. The shares of Company common stock issued in the acquisition are "restricted" shares and may not be resold without a registration statement or compliance with Securities and Exchange Commission regulations that limit the number of shares that may be resold in a given period. The Company has agreed to file a registration statement for those shares in three increments at the Lewis family's request from July 1, 2000 to July 1, 2002. Under the terms of the purchase agreement, a Lewis family member has also been appointed to the Company's board of directors.

         In connection with the acquisition of Lewis Homes, the Company obtained a $200,000,000 unsecured term loan agreement with various banks (the "Term Loan Agreement") to refinance certain debt assumed. The Term Loan Agreement dated January 7, 1999 provides for payments of $25,000,000 due on January 31, 2000, April 30, 2000 and July 31, 2000, with the remaining principal balance due on April 30, 2001. Interest is payable monthly at the London Interbank Offered Rate plus an applicable spread. Under the terms of the Term Loan Agreement, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. The financing obtained under the Term Loan Agreement did not impact the amounts available under the Company's pre-existing borrowing arrangements. The Company used borrowings under its existing domestic unsecured revolving credit facility to refinance certain other debt assumed in the Lewis Homes acquisition.

         The acquisition consideration for Lewis Homes was determined by arm's-length negotiations between the parties. The acquisition will be accounted for as a purchase, with the results of Lewis Homes included in the Company's consolidated financial statements as of January 7, 1999.

         On February 4, 1999, the Company adopted a new Stockholder Rights Plan to replace the 1989 Rights Plan, and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock, such rights to be issued on March 7, 1999, simultaneously with the expiration of the rights issued under the 1989 Rights Plan. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of the Company's Series A Participating Cumulative Preferred Stock at a price of $135.00, subject to certain antidilution provisions. The rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person or group has acquired Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock or (ii) 10 days following the commencement of a tender offer for Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock. The holdings of or acquisitions by any of the members of the Lewis family, a former officer of Lewis Homes and any entity controlled by any of them (the "Lewis Holders"), who held in the aggregate approximately 16% of the Company's common stock as of January 7, 1999, will not cause the rights to become exercisable by virtue of their ownership so long as their aggregate ownership remains below 17% of the issued and outstanding common stock. In the event the aggregate ownership of the Lewis Holders falls below 15.5% of the issued and outstanding shares of the Company's common stock, the rights will become exercisable as described above if their holdings should at anytime thereafter exceed 16% of the issued and outstanding shares of the Company's common stock. In the event the aggregate ownership of the Lewis Holders falls below 14.5% of the issued and outstanding shares of the Company's common stock, the Lewis Holders' exemption will terminate, and the rights will become exercisable as described above. If, without approval of the Board of Directors, the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power is sold, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercise price of the right; and if, without approval of the Board of Directors, any person or group acquires Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock, each right will entitle its holder to receive, upon exercise, common stock of the Company having a market value of twice the exercise price of the right. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.005 per right. Unless previously redeemed, the rights will expire on March 7, 2009. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends.

                                    REPORT OF
                              INDEPENDENT AUDITORS


         To the Board of Directors and Stockholders of Kaufman and Broad Home
         Corporation:

         We have audited the accompanying consolidated balance sheets of Kaufman and Broad Home Corporation as of November 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaufman and Broad Home Corporation at November 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles.


         /s/ ERNST & YOUNG LLP


         Los Angeles, California
         December 31, 1998, except as to Note 15, as to which the date is February 4, 1999


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


          /s/ MICHAEL F. HENN


          Michael F. Henn
          Senior Vice President and Chief Financial Officer
          December 31, 1998

                                   STOCKHOLDER
                                   INFORMATION


COMMON STOCK PRICES

                      -------------------------------------------------------
                                1998                           1997
-----------------------------------------------------------------------------
                        HIGH            LOW             HIGH            LOW
-----------------------------------------------------------------------------
First Quarter          $26 7/8        $20 5/16         $14 5/8       $11 3/4
Second Quarter          34 1/2         22 5/16          15 1/4        12 7/8
Third Quarter           35             21 3/8           22 1/8        14 3/4
Fourth Quarter          31 1/4         17 1/8           23 1/8        18 15/16
------------------------------------------------------------------------------

DIVIDEND DATA
Kaufman and Broad Home Corporation paid a quarterly cash dividend of $.075 per common share in 1998 and 1997.

ANNUAL STOCKHOLDERS' MEETING
The annual stockholders' meeting will be held at the Company's offices at 10990 Wilshire Boulevard, Seventh Floor, in Los Angeles, California, at 9:00 a.m. on Thursday, April 1, 1999.

STOCK EXCHANGE LISTINGS
The Company's common stock (ticker symbol: KBH) is listed on the New York Stock Exchange and is also traded on the Boston, Cincinnati, Midwest, Pacific and Philadelphia Exchanges.

TRANSFER AGENT
ChaseMellon Shareholder Services
85 Challenger Road
Ridgefield Park, New Jersey 07660
(800) 356-2017
www.chasemellon.com

INDEPENDENT AUDITORS
Ernst & Young LLP
Los Angeles, California

SHAREHOLDER INFORMATION
Kaufman and Broad Home Corporation common stock is traded on the New York Stock Exchange under the symbol KBH. There were approximately 47,898,793 shares outstanding as of February 1, 1999.

FORM 10-K
The Company's Report on Form 10-K filed with the Securities and Exchange Commission may be obtained without charge by writing to Investor Relations, Kaufman and Broad Home Corporation or by calling 1-888-KBH-NYSE toll free.

COMPANY INFORMATION
News and earnings releases may be obtained at no charge by facsimile. Call 1-888-KBH-NYSE toll free. Company information may also be obtained on-line through Company News On Call at HYPERLINK www.prnewswire.com.

HEADQUARTERS
Kaufman and Broad Home Corporation
10990 Wilshire Boulevard, Seventh Floor
Los Angeles, California 90024
(310) 231-4000
(310) 231-4222 Fax
WWW.KAUFMANANDBROAD.COM
Location and Community Information:
(800) 34-HOMES

INVESTOR CONTACT
Mary M. McAboy
Vice President, Investor Relations
Kaufman and Broad Home Corporation
10990 Wilshire Boulevard, Seventh Floor
Los Angeles, California 90024
(310) 231-4033
mmcaboy@kbhomes.com

BONDHOLDER SERVICES ADDRESSES &
PHONE NUMBERS
8 1/4% $189,750,000 FELINE PRIDES - Due 8/16/01
Trustee:
The First National Bank of Chicago
Corporate Trust Investor Relations
One First National Plaza
Mail Suite 0126
Chicago, Illinois 60670-0126
bondholder@em.fcnbd.com
(800) 524-9472

9 3/8% $175,000,000 Note - Due 5/1/03
Trustee:
State Street Bank and Trust Company of California, N.A.
Corporate Trust Department
633 West 5th Street, 12th Floor
Los Angeles, California 90071
corporatetrust.statestreet.com
(800) 531-0368

7 3/4% $175,000,000 Note - Due 10/15/04
9 5/8% $125,000,000 Note - Due 11/15/06
Trustee:
Sun Trust Bank, Atlanta
Corporate Trust Division
3495 Piedmont Road
Building 10, Suite 810
Atlanta, Georgia 30305
(800) 711-1614

                             LIST OF EXHIBITS FILED

                                                                            SEQUENTIAL
EXHIBIT                                                                        PAGE
NUMBER                            DESCRIPTION                                 NUMBER
-------                           -----------                               ----------
 10.17    Kaufman and Broad Home Corporation 1998 Stock Incentive
          Plan........................................................
 10.18    Kaufman and Broad Home Corporation Directors' Legacy
          Program, as amended January 1, 1999.........................
    13    Pages 25 through 63 and page 67 of the Company's 1998
          Annual Report to Stockholders...............................
    22    Subsidiaries of the Company.................................
    24    Consent of Independent Auditors.............................
    27    Financial Data Schedule.....................................