Form 10-Q
period 1999-02-28
KAUFMAN & BROAD HOME CORP
filed 1999-04-15
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 1999.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from [________] to [________].


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

     Common stock, par value $1.00 per share, 47,900,301 shares outstanding

                       KAUFMAN AND BROAD HOME CORPORATION
                                    FORM 10-Q
                                      INDEX



                                                                                   PAGE
                                                                                 NUMBER(S)
                                                                                 ---------
PART I.  FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                Consolidated Statements of Income -
                Three Months ended February 28, 1999 and 1998                        3

                Consolidated Balance Sheets -
                February 28, 1999 and November 30, 1998                              4

                Consolidated Statements of Cash Flows -
                Three Months ended February 28, 1999 and 1998                        5

                Notes to Consolidated Financial Statements                          6-9

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      10-18

PART II.  OTHER INFORMATION

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 19

       ITEM 5.  OTHER INFORMATION                                                   19

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    20

SIGNATURES                                                                          21

INDEX OF EXHIBITS                                                                   22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts - Unaudited)


                                                      THREE MONTHS ENDED FEBRUARY 28,
                                                      ------------------------------
                                                           1999              1998
                                                        ---------         ---------
TOTAL REVENUES                                          $ 694,143         $ 426,245
                                                        =========         =========

CONSTRUCTION:
    Revenues                                            $ 682,209         $ 417,309
    Construction and land costs                          (559,945)         (344,879)
    Selling, general and administrative expenses          (93,362)          (57,243)
                                                        ---------         ---------

       Operating income                                    28,902            15,187

    Interest income                                         1,910             1,522
    Interest expense, net of amounts capitalized           (6,082)           (7,137)
    Minority interests                                     (5,182)             (259)
    Equity in pretax income of unconsolidated
           joint ventures                                     106               249
                                                        ---------         ---------

    Construction pretax income                             19,654             9,562
                                                        ---------         ---------

MORTGAGE BANKING:
    Revenues:
       Interest income                                      3,997             3,662
       Other                                                7,937             5,274
                                                        ---------         ---------

                                                           11,934             8,936

    Expenses:
       Interest                                            (3,756)           (3,579)
       General and administrative                          (2,946)           (2,221)
                                                        ---------         ---------

    Mortgage banking pretax income                          5,232             3,136
                                                        ---------         ---------

TOTAL PRETAX INCOME                                        24,886            12,698
Income taxes                                               (8,700)           (4,600)
                                                        ---------         ---------

NET INCOME                                              $  16,186         $   8,098
                                                        =========         =========

BASIC EARNINGS PER SHARE                                $     .36         $     .21
                                                        =========         =========

DILUTED EARNINGS PER SHARE                              $     .35         $     .20
                                                        =========         =========

BASIC AVERAGE SHARES OUTSTANDING                           44,648            39,074
                                                        =========         =========

DILUTED AVERAGE SHARES OUTSTANDING                         46,122            40,589
                                                        =========         =========

CASH DIVIDENDS PER COMMON SHARE                         $    .075         $    .075
                                                        =========         =========


See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)

                                                                           FEBRUARY 28,        NOVEMBER 30,
                                                                               1999                1998
                                                                           -----------         ------------
ASSETS

CONSTRUCTION:
    Cash and cash equivalents                                              $     8,600         $    56,602
    Trade and other receivables                                                226,108             194,841
    Inventories                                                              1,487,385           1,134,402
    Investments in unconsolidated joint ventures                                 4,314               5,608
    Deferred income taxes                                                       68,310              24,094
    Goodwill                                                                   217,590              45,533
    Other assets                                                                87,017              81,464
                                                                           -----------         -----------

                                                                             2,099,324           1,542,544
                                                                           -----------         -----------

MORTGAGE BANKING:
    Cash and cash equivalents                                                    2,762               6,751
    Receivables:
       First mortgages and mortgage-backed securities                           55,243              58,262
       First mortgages held under commitment of sale and other
         receivables                                                           236,475             249,702
    Other assets                                                                 3,078               2,945
                                                                           -----------         -----------

                                                                               297,558             317,660
                                                                           -----------         -----------

TOTAL ASSETS                                                               $ 2,396,882         $ 1,860,204
                                                                           ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
    Accounts payable                                                       $   222,676         $   211,380
    Accrued expenses and other liabilities                                     192,494             148,508
    Mortgages and notes payable                                                855,113             529,846
                                                                           -----------         -----------

                                                                             1,270,283             889,734
                                                                           -----------         -----------
MORTGAGE BANKING:
    Accounts payable and accrued expenses                                        9,178               8,924
    Notes payable                                                              227,401             239,413
    Collateralized mortgage obligations secured by
      mortgage-backed securities                                                44,898              49,264
                                                                           -----------         -----------

                                                                               281,477             297,601
                                                                           -----------         -----------
Minority interests:
    Consolidated subsidiaries and joint ventures                                23,970               8,608
    Company obligated mandatorily redeemable preferred securities
       of subsidiary trust holding solely debentures of the Company            189,750             189,750
                                                                           -----------         -----------

                                                                               213,720             198,358
                                                                           -----------         -----------

Common stock                                                                    47,900              39,992
Paid-in capital                                                                332,043             193,520
Retained earnings                                                              255,950             243,356
Accumulated other comprehensive income                                          (4,491)             (2,357)
                                                                           -----------         -----------

    TOTAL STOCKHOLDERS' EQUITY                                                 631,402             474,511
                                                                           -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 2,396,882         $ 1,860,204
                                                                           ===========         ===========



See accompanying notes

                       KAUFMAN AND BROAD HOME CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)

                                                                               THREE MONTHS ENDED FEBRUARY 28,
                                                                               -------------------------------
                                                                                   1999              1998
                                                                                 ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $  16,186         $   8,098
    Adjustments to reconcile net income to net cash provided (used)
       by operating activities:
          Equity in pretax income of unconsolidated joint ventures                    (106)             (249)
          Minority interests                                                         5,182               259
          Amortization of discounts and issuance costs                                 431               483
          Depreciation and amortization                                              7,694             3,217
          Provision for deferred income taxes                                        5,296            (1,235)
          Change in:
              Receivables                                                           (4,206)           70,896
              Inventories                                                          (64,329)          (43,303)
              Accounts payable, accrued expenses and other liabilities              14,291           (14,701)
              Other, net                                                            (2,012)           (4,765)
                                                                                 ---------         ---------

Net cash (used) provided by operating activities                                   (21,573)           18,700
                                                                                 ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                              (8,568)               --
    Investments in unconsolidated joint ventures                                     1,759               958
    Net sales (originations) of mortgages held for long-term investment             (1,832)              501
    Payments received on first mortgages and mortgage-backed securities              5,063             2,152
    Purchases of property and equipment, net                                        (5,273)           (3,610)
                                                                                 ---------         ---------

Net cash provided (used) by investing activities                                    (8,851)                1
                                                                                 ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on credit agreements and other short-term borrowings               (1,935)          (33,020)
    Payments on collateralized mortgage obligations                                 (4,712)           (1,969)
    Payments on mortgages, land contracts and other loans                           (7,441)           (7,706)
    Payments to minority interests                                                  (3,887)              (96)
    Payments of cash dividends                                                      (3,592)           (2,941)
                                                                                 ---------         ---------

Net cash used by financing activities                                              (21,567)          (45,732)
                                                                                 ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (51,991)          (27,031)
Cash and cash equivalents at beginning of period                                    63,353            68,242
                                                                                 ---------         ---------

Cash and cash equivalents at end of period                                       $  11,362         $  41,211
                                                                                 =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid, net of amounts capitalized                                    $  (1,920)        $     448
                                                                                 =========         =========
    Income taxes paid                                                            $     166         $     379
                                                                                 =========         =========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
    Cost of inventories acquired through seller financing                        $   1,140         $   4,724
                                                                                 =========         =========
    Issuance of common stock related to an acquisition                           $ 146,005         $      --
                                                                                 =========         =========
    Debt assumed related to an acquisition                                       $ 303,239         $      --
                                                                                 =========         =========


See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 1998 contained in the Company's 1998 Annual Report to Stockholders.

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of February 28, 1999, the results of its consolidated operations for the three months ended February 28, 1999 and 1998, and its consolidated cash flows for the three months ended February 28, 1999 and 1998. The results of operations for the three months ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1998 has been taken from the audited financial statements as of that date.


2.      Inventories

        Inventories consist of the following (in thousands):

                                                               FEBRUARY 28,            NOVEMBER 30,
                                                               -----------             -----------
        Homes, lots and improvements in production             $ 1,088,379             $   835,300

        Land under development                                     399,006                 299,102
                                                               -----------             -----------

           Total inventories                                   $ 1,487,385             $ 1,134,402
                                                               ===========             ===========


        The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

                                                                 THREE MONTHS ENDED FEBRUARY 28,
                                                               -----------------------------------
                                                                  1999                    1998
                                                               -----------             -----------
        Interest incurred                                      $    15,771             $    12,353

        Interest expensed                                           (6,082)                 (7,137)
                                                               -----------             -----------

        Interest capitalized                                         9,689                   5,216

        Interest amortized                                         (10,928)                 (6,925)
                                                               -----------             -----------

           Net impact on consolidated pretax income            $    (1,239)            $    (1,709)
                                                               ===========             ===========

3.      Earnings Per Share

        Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts.

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.      Earnings Per Share (continued)

        The following table presents a reconciliation of average shares outstanding (in thousands):


                                                                    THREE MONTHS ENDED FEBRUARY 28,
                                                                    ------------------------------
                                                                        1999              1998
                                                                       ------            ------
        Basic average shares outstanding                               44,648            39,074

        Net effect of stock options assumed to be exercised             1,474             1,515
                                                                       ------            ------

        Diluted average shares outstanding                             46,122            40,589
                                                                       ======            ======


4.      Comprehensive Income

        During the quarter ended February 28, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income and foreign currency translation adjustments and totaled $14.1 million and $6.4 million for the three months ended February 28, 1999 and 1998, respectively.


5.      Acquisitions

        During the second quarter of 1998, the Company acquired three privately held homebuilders with regional operations in certain key markets. On March 19, 1998, the Company acquired all of the issued and outstanding capital stock of Houston-based Hallmark Residential Group ("Hallmark") for approximately $54 million, including the assumption of debt. Hallmark built single-family homes primarily in Houston (with additional operations in San Antonio and Austin, Texas) under the trade names of Dover Homes and Ideal Builders. The Company acquired substantially all of the assets of Denver-based PrideMark Homebuilding Group ("PrideMark") on March 23, 1998 for approximately $65 million, including the assumption of trade liabilities and debt. PrideMark built single-family homes in Denver, Colorado. On April 9, 1998, the Company acquired all of the issued and outstanding capital stock of Estes Homebuilding Co. ("Estes") for approximately $48 million, including the assumption of debt. Estes built single-family homes in Phoenix and Tucson, Arizona.

        On August 18, 1998, the Company acquired a majority ownership investment in General Homes Corporation ("General Homes"), a builder of single-family homes primarily in Houston, Texas. The Company invested approximately $32 million, including the assumption of debt, to acquire 50.3% of the outstanding stock of General Homes, pursuant to a completed plan of reorganization. Effective January 4, 1999, the Company invested approximately $14.5 million to acquire the remaining 49.7% of the outstanding stock of General Homes, bringing its ownership interest to 100%.

        The acquisitions of Hallmark, PrideMark, Estes and General Homes were financed by borrowings under the Company's $500 million domestic unsecured revolving credit facility. Accounted for under the purchase method, the results of operations of the acquired entities are included in the Company's consolidated financial statements as of their respective dates of acquisition. The excess of the purchase prices over the fair value of net assets acquired was $23.5 million on an aggregate basis and was allocated to goodwill. The Company is amortizing goodwill related to the acquisitions on a straight-line basis over a period of ten years.

        Effective January 7, 1999, the Company acquired substantially all of the homebuilding assets of the Lewis Homes group of companies ("Lewis Homes"). Lewis Homes is engaged in the acquisition, development and

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.      Acquisitions (continued)

        sale of residential real estate in California and Nevada. Prior to the acquisition, Lewis Homes, based in Upland, California, was one of the largest privately held single-family homebuilders in the United States based on units delivered, with revenues for the year ended December 31, 1998 of $715 million on 3,631 unit deliveries. Lewis Homes also owned or controlled approximately 24,000 lots and had a backlog of approximately 900 homes at December 31, 1998. Lewis Homes' principal markets are Las Vegas and Northern Nevada, Southern California, and the greater Sacramento area in Northern California.

        The purchase price for Lewis Homes was approximately $449 million, comprised of the assumption of approximately $303 million in debt and the issuance of 7,886,686 shares of the Company's common stock valued at approximately $146 million. The purchase price was based on the December 31, 1998 net book values of the entities purchased. While the Company does not anticipate that there will be further adjustments to the purchase price, should any adjustments occur, the Company does not expect such adjustments to be material. The excess of the purchase price over the estimated fair value of net assets acquired was $177.6 million and was allocated to goodwill. The Company is amortizing the goodwill on a straight-line basis over a period of ten years. The shares of Company common stock issued in the acquisition are "restricted" shares and may not be resold without a registration statement or compliance with Securities and Exchange Commission regulations that limit the number of shares that may be resold in a given period. The Company has agreed to file a registration statement for those shares in three increments at the Lewis family's request from July 1, 2000 to July 1, 2002. Under the terms of the purchase agreement, a Lewis family member has also been appointed to the Company's board of directors.

        In connection with the acquisition of Lewis Homes, the Company obtained a $200 million unsecured term loan agreement with various banks (the "Term Loan Agreement") to refinance certain debt assumed. The Term Loan Agreement dated January 7, 1999 provides for payments of $25 million due on January 31, 2000, April 30, 2000 and July 31, 2000, with the remaining principal balance due on April 30, 2001. Interest is payable monthly at the London Interbank Offered Rate plus an applicable spread. Under the terms of the Term Loan Agreement, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions and indebtedness. The financing obtained under the Term Loan Agreement did not impact the amounts available under the Company's pre-existing borrowing arrangements. The Company used borrowings under its $500 million domestic unsecured revolving credit facility to refinance certain other debt assumed in the Lewis Homes acquisition.

        The acquisition consideration for Lewis Homes was determined by arms-length negotiations between the parties. The acquisition was accounted for as a purchase, with the results of Lewis Homes included in the Company's consolidated financial statements as of January 7, 1999.

        The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions of Hallmark, PrideMark, Estes, General Homes and Lewis Homes had occurred as of December 1, 1997 with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.      Acquisitions (continued)


                                             THREE MONTHS ENDED FEBRUARY 28,
                                             -------------------------------
                                                1999                1998
                                              --------            --------
        Total revenues                        $777,095            $635,470

        Total pretax income                     29,401              18,317

        Net income                              19,101              11,917

        Basic earnings per share                   .40                 .25

        Diluted earnings per share                 .39                 .24


6.      Reclassification

        Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

Total revenues for the three months ended February 28, 1999 increased 62.9% to $694.1 million from $426.2 million for the quarter ended February 28, 1998 due to higher housing and mortgage banking revenues. Net income for the first quarter of 1999 rose to $16.2 million or $.35 per diluted share from $8.1 million or $.20 per diluted share for the same period a year ago. The increase in net income was principally driven by significantly higher unit deliveries and an improved construction gross margin along with increased mortgage banking pretax income. The 75.0% growth in diluted earnings per share for the first quarter of 1999 was achieved despite an increase of 13.6% in the average number of common shares outstanding in conjunction with the Lewis Homes acquisition, which closed on January 7, 1999. The Company's operating results for the first quarter of 1999 include the results of Lewis Homes as of the acquisition date as well as results from the acquisitions of Hallmark, PrideMark and Estes which the Company completed during the second quarter of 1998. The Company's operating results for the first quarter of 1999 also reflect results of General Homes, the acquisition of which was completed on January 4, 1999. Mortgage banking pretax income increased 66.8% in the first three months of 1999 compared to the first three months of 1998 primarily due to a higher volume of loan closings and increased premiums from the sale of servicing rights.

CONSTRUCTION

Revenues increased by $264.9 million, or 63.5%, to $682.2 million in the first quarter of 1999 from $417.3 million in the first quarter of 1998 primarily due to an increase in housing revenues. Housing revenues for the period increased by $263.9 million to $678.1 million from $414.2 million in the year-earlier period primarily as a result of a 62.8% increase in unit deliveries. Housing revenues in the United States rose to $625.3 million on 3,956 unit deliveries in the first three months of 1999, compared to $379.6 million on 2,363 units in the first three months of 1998 as a result of increased housing revenues from both California and Other U.S. operations. Results from domestic operations for the first quarter of 1999 included housing revenues of approximately $178.4 million and an aggregate 1,222 unit deliveries from the Lewis Homes and General Homes operations and the three acquisitions completed in the second quarter of 1998. Housing revenues from California operations totaled $281.4 million in the first quarter of 1999, up 28.7% from $218.6 million in the year-earlier period. Excluding operations acquired in 1999 and 1998, housing revenues from California operations rose 6.3% to $232.4 million in the first quarter of 1999. The increase in California housing revenues, including operations acquired in 1999 and 1998, occurred as California unit deliveries increased 17.3% to 1,199 units in the first quarter of 1999 from 1,022 units in the first quarter of 1998 due to a 12.5% increase in the average number of active communities. Housing revenues from Other U.S. operations rose 113.6% to $343.9 million in the first quarter of 1999 from $161.0 million in the first quarter of 1998. Excluding the results of 1999 and 1998 acquisitions, Other U.S. housing revenues in the first quarter of 1999 totaled $214.5 million, up 33.2% from the same quarter a year ago. Other U.S. deliveries, including deliveries from the 1999 and 1998 acquisitions, increased 105.6% to 2,757 units in the first quarter of 1999 from 1,341 units in the first quarter of 1998 as a result of a 122.2% increase in the average number of active communities. Revenues from French housing operations during the first quarter of 1999 increased to $52.2 million on 321 units from $32.8 million on 260 units in the prior year's quarter.

During the first quarter of 1999, the Company's overall average selling price increased .6% to $158,500 from $157,600 in the prior year's period. This slight increase reflected the inclusion of higher-priced deliveries from the recently acquired Lewis Homes operations and a higher average selling price in France, partially offset by a higher proportion of lower-priced deliveries from Other U.S. markets. The domestic average selling price decreased 1.6% to $158,100 in the first quarter of 1999 from $160,600 in the first quarter of 1998 as the proportion of Other U.S. deliveries, which typically have lower selling prices, increased to 69.7% from 56.7% in the year-earlier quarter. This reflected growth in the Company's domestic operations outside of California partly due to acquisitions. During the first quarter of 1999, the average selling price in the Company's California operations rose to $234,700 from $213,900 in the same quarter of 1998 and the average selling price for Other U.S. operations increased to $124,800 from $120,100. These increases occurred as a result of the inclusion of higher-priced deliveries from the Lewis Homes operations, selected increases in sales prices in certain markets as well as a change in product mix favoring a greater number of higher priced urban in-fill locations and first time move up sales. In France, the average selling price in the first quarter of 1999 rose 28.8% to $162,700 from $126,300 in the year-earlier quarter primarily due to a change in the mix of deliveries.

Revenues from land sales totaled $4.0 million in the first quarter of 1999 compared to $3.1 million in the first quarter of 1998.

Operating income increased by $13.7 million to $28.9 million in the first quarter of 1999 from $15.2 million in the first quarter of 1998. As a percentage of construction revenues, operating income increased by .6 percentage points to 4.2% in the first quarter of 1999 compared to 3.6% in the first quarter of 1998. Gross profits increased by $49.9 million, or 68.8% to $122.3 million in the first quarter of 1999 from $72.4 million in the prior year's period. During this same period, housing gross profits increased by $50.1 million to $122.2 million from $72.1 million. Gross profits as a percentage of construction revenues increased to 17.9% in the first quarter of 1999 from 17.4% in the year-earlier quarter primarily due to an increase in the Company's housing gross margin to 18.0% from 17.4%. The increase in the Company's housing gross margin resulted from a higher housing gross margin on new KB2000 deliveries entering the mix as well as market-driven price increases in selected communities, particularly in California. Partially offsetting these improvements was the impact of purchase accounting associated with the Lewis Homes transaction. Company-wide land sales generated break-even results in the first quarter of 1999 compared to profits of $.3 million in the first quarter of 1998.

Selling, general and administrative expenses increased by $36.2 million, or 63.1%, to $93.4 million in the three months ended February 28, 1999 from $57.2 million in the corresponding 1998 period. As a percentage of housing revenues, selling, general and administrative expenses were 13.8% in the first quarter of 1999, flat compared to the same period a year ago as the impact of the strong increase in unit volume was offset by increased expenditures for information systems in support of the KB2000 operational business model and the Company's year 2000 compliance plan, and by goodwill amortization and other expenses related to the Lewis Homes transaction.

Interest income totaled $1.9 million in the first quarter of 1999 compared to $1.5 million in the first quarter of 1998, reflecting increases in the interest bearing average balances of short-term investments and mortgages receivable compared to the same period a year ago.

Interest expense (net of amounts capitalized) decreased by $1.0 million to $6.1 million in the first quarter of 1999 from $7.1 million in the first quarter of 1998. This decrease was primarily due to the impact of the Company's issuance of the Feline Prides in the third quarter of 1998, since distributions associated with the Feline Prides are included in minority interests rather than in interest expense. Gross interest incurred in the three months ended February 28, 1999 was $3.4 million higher than the amount incurred in the same period of 1998, reflecting an increase in average indebtedness. The percentage of interest capitalized during the three months ended February 28, 1999 and 1998 was 61.4% and 42.2%, respectively. The higher capitalization rate in the 1999 period resulted from the effects of the issuance of the Feline Prides in the third quarter of 1998 and a higher proportion of land under development in the first quarter of 1999 compared to the previous year's quarter. The amount of interest capitalized as a percentage of gross interest incurred and distributions associated with the Feline Prides was 49.5% in the first quarter of 1999.

Minority interests totaled $5.2 million in the first quarter of 1999 and $.3 million in the first quarter of 1998. Minority interests for the three months ended February 28, 1999 are comprised of two major components: pretax income of consolidated subsidiaries and joint ventures related to residential and commercial activities and distributions associated with the Company's Feline Prides issued in July 1998. In the first three months of 1998, minority interests related only to residential joint venture activities. Minority interests in the first quarter of 1999 increased from the same quarter of 1998 due to the inclusion of $3.8 million in distributions related to the Feline Prides and increased joint venture activity. Minority interests are expected to remain at this higher level for the remainder of the year.

Equity in pretax income of unconsolidated joint ventures totaled $.1 million in the first quarter of 1999 compared to $.2 million in the first quarter of 1998. The Company's joint ventures recorded combined revenues of $.7 million in the first three months of 1999 compared to $4.6 million in the corresponding period of 1998. All of the joint venture revenues in the first quarter of 1999 and 1998 were generated from residential properties.


MORTGAGE BANKING

Interest income and interest expense increased by $.3 million and $.2 million, respectively, in the first quarter of 1999 compared to the same quarter a year ago. Interest income increased as a result of the higher balance of first mortgages held under commitment of sale and other receivables outstanding during the first quarter of 1999 compared to the prior year's first quarter, while interest expense rose due to the higher balance of notes payable outstanding during the period.

Other mortgage banking revenues increased by $2.6 million to $7.9 million in the first three months of 1999 from $5.3 million in the first three months of 1998. This increase was primarily the result of higher gains on the sale of servicing rights due to a higher level of mortgage originations associated with increases in housing unit volume in the United States.

General and administrative expenses increased by $.7 million to $2.9 million for the quarter ended February 28, 1999 from $2.2 million for the same period a year ago. The increase in general and administrative expenses was primarily due to higher mortgage production volume.


INCOME TAXES

Income tax expense totaled $8.7 million in the first quarter of 1999 and $4.6 million in the prior year's first quarter. These amounts represented effective income tax rates of approximately 35% and 36% in 1999 and 1998, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. In the first quarter of 1999, net cash used by operating, investing and financing activities totaled $52.0 million compared to $27.0 million used in the prior year's first quarter.

Operating activities used $21.6 million of cash during the first three months of 1999 compared to $18.7 million provided during the same period of 1998. The Company's uses of operating cash in the first quarter of 1999 included an increase in receivables of $4.2 million and net investments in inventories of $64.3 million (excluding the effect of acquisitions and $1.1 million of inventories acquired through seller financing). Sources of operating cash in the first quarter of 1999 included an increase in accounts payable, accrued expenses and other liabilities of $14.3 million, first quarter earnings of $16.2 million and various noncash items deducted from net income.

Operating activities for the first quarter of 1998 provided $70.9 million from a reduction in receivables and $8.1 million from first quarter earnings. The cash provided was partially offset by cash used for net investments of $43.3 million in inventories (excluding $4.7 million of inventories acquired through seller financing) and cash used to pay down $14.7 million in accounts payable, accrued expenses and other liabilities. Inventories increased, primarily in California and Other U.S. operations, as the Company continued its accelerated growth strategy in certain markets. The reduction in receivables related primarily to a lower balance of mortgages held under commitment of sale due to lower mortgage origination volume in the first quarter of 1998 compared to the fourth quarter of 1997.

Cash used by investing activities was $8.9 million in the first quarter of 1999 compared with essentially zero provided in the year-earlier period. In the first quarter of 1999, cash was used for acquisitions, net of cash acquired of $8.6 million, net purchases of property and equipment of $5.3 million and originations of mortgages held for long-term investment of $1.8 million. Partially offsetting these uses was cash provided from $5.1 million in proceeds received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral and $1.7 million in distributions related to investments in unconsolidated joint ventures. In the first quarter of 1998, cash was provided from $2.1 million in proceeds received from mortgage-backed securities, $1.0 million in distributions related to investments in unconsolidated joint ventures and $.5 million from net sales of mortgages held for long-term investment. The cash provided in 1998 was partly offset by $3.6 million used for net purchases of property and equipment.

Financing activities in the first three months of 1999 used $21.6 million of cash, while first quarter 1998 financing activities used $45.7 million. In the first quarter of 1999, cash was used for net payments on borrowings of $9.4 million, payments to minority interests of $3.9 million, payments on collateralized mortgage obligations of $4.7 million and cash dividend payments of $3.6 million. Financing activities in 1998's first quarter resulted in net cash outflows due mainly to net payments on borrowings of $40.7 million, payments on collateralized mortgage obligations of $2.0 million and cash dividend payments of $2.9 million.

The Company acquired the remaining equity interest in Houston-based General Homes effective January 4, 1999. The Company invested approximately $14.5 million to acquire the remaining 49.7% of the outstanding stock of General Homes, bringing its ownership interest to 100%.

Effective January 7, 1999, the Company acquired substantially all of the homebuilding assets of Lewis Homes. Lewis Homes is engaged in the acquisition, development and sale of residential real estate in California and Nevada. Prior to the acquisition, Lewis Homes, based in Upland, California, was one of the largest privately held single-family homebuilders in the United States based on units delivered, with revenues for the year ended December 31, 1998 of $715 million on 3,631 unit deliveries. Lewis Homes also owned or controlled approximately 24,000 lots and had a backlog of approximately 900 homes at December 31, 1998. Lewis Homes' principal markets are Las Vegas and Northern Nevada, Southern California, and the greater Sacramento area in Northern California.

The purchase price for Lewis Homes was approximately $449 million, comprised of the assumption of approximately $303 million in debt and the issuance of 7,886,686 shares of the Company's common stock valued at approximately $146 million. The purchase price was based on the December 31, 1998 net book values of the entities purchased. While the Company does not anticipate that there will be further adjustments to the purchase price, should any adjustments occur, the Company does not expect such adjustments to be material. The excess of the purchase price over the estimated fair value of net assets acquired was $177.6 million and was allocated to goodwill. The Company is amortizing the goodwill on a straight-line basis over a period of ten years. The shares of Company common stock issued in the acquisition are "restricted" shares and may not be resold without a registration statement or compliance with Securities and Exchange Commission regulations that limit the number of shares that may be resold in a given period. The Company has agreed to file a registration statement for those shares in three increments at the Lewis family's request from July 1, 2000 to July 1, 2002. Under the terms of the purchase agreement, a Lewis family member has also been appointed to the Company's board of directors.

In connection with the acquisition of Lewis Homes, the Company obtained a $200 million unsecured Term Loan Agreement with various banks to refinance certain debt assumed. The Term Loan Agreement dated January 7, 1999 provides for payment of $25 million due on January 31, 2000, April 30, 2000 and July 31, 2000, with the remaining principal balance due on April 30, 2001. Interest is payable monthly at the London Interbank Offered Rate plus an applicable spread. Under the terms of the Term Loan Agreement, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions and indebtedness. The financing obtained under the Term Loan Agreement did not impact the amounts available under the Company's pre-existing borrowing arrangements. The Company used borrowings under its $500 million domestic unsecured revolving credit facility to refinance certain other debt assumed in the Lewis Homes acquisition.

The acquisition consideration for Lewis Homes was determined by arms-length negotiations between the parties. The acquisition was accounted for as a purchase, with the results of Lewis Homes included in the Company's consolidated financial statements as of January 7, 1999.

As of February 28, 1999, the Company had $391.5 million available under its $500 million domestic unsecured revolving credit facility. The Company's French unsecured financing agreements, totaling $132.5 million, had in the aggregate $81.0 million available at February 28, 1999. In addition, the Company's mortgage banking operation had $22.6 million available under its $250 million mortgage warehouse facility at quarter-end. The Company's financial leverage, as measured by the ratio of net debt to total capital, was 51.0% at the end of the 1999 first quarter compared to 56.9% at the end of the 1998 first quarter.

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

State of Year 2000 Readiness. The scope of the Company's year 2000 compliance effort has been defined to include 13 distinct projects. Four of the 13 projects address areas of greatest business risk and require the greatest technical effort and, therefore, have been given the highest priority. These four high priority projects are the following: conversion and upgrade of the Company's JD Edwards primary accounting programs (the "JD Edwards Programs"); conversion and upgrade of the operating systems for the Company's Texas operations which were not associated with the JD Edwards Programs; conversion and upgrade of the operating systems for the Company's mortgage banking operations which were not associated with the JD Edwards Programs; and the upgrade of the Company's primary computer network and personal computers. Of these four high priority projects, as of April 14, 1999, the upgrade of the Company's primary computer network and personal computers is substantially complete and is being tested, the remediation of the JD Edwards Programs is complete and is being tested, the upgrade of the Company's mortgage banking operating systems is complete and is being tested, and the conversion and upgrade of the operating systems for the Company's Texas operations are in the process of being remediated. These four projects are on schedule for completion by June 1999.

The remaining nine projects that comprise the balance of the Company's year 2000 compliance effort present a lower business risk and require less technical effort to complete. Eight of these nine projects are comprised of the following: conversion of business unit personal computer applications and templates that are not associated with the JD Edwards Programs; upgrade of the Company's telephone and voice mail systems; certification of year 2000 readiness or upgrade of the Company's fax machines, copiers, miscellaneous equipment and office facilities; verification, involving three projects, that material third-party suppliers to the Company are year 2000 compliant; upgrade and/or certification of the systems used by the Company's operations in France; and certification and/or upgrade of the systems used by the Company's operations in Mexico. As of April 14, 1999 these eight projects are in various stages of assessment and/or remediation. The ninth project is comprised of the Company's contingency plan in the event problems are encountered as the year 2000 begins. This project is in the assessment stage and is expected to be completed by September 1999.

As noted, three of the 13 projects that comprise the Company's year 2000 compliance effort involve verification that the third parties with which the Company has a material relationship are year 2000 compliant. The Company is currently in various stages of assessment with respect to these third-party verification projects. As part of these projects, the Company's relationships with suppliers, subcontractors, financial institutions, vendors and other third parties will be examined to determine the status of the year 2000 issue efforts as related to the Company's operations. As a general matter, the Company is vulnerable to its vendors' inability to remedy their own year 2000 issues. Furthermore, the Company relies both domestically and internationally on financial institutions, government agencies (particularly for zoning, building permits and related matters), utility companies, telecommunication service companies and other service providers outside of its control. There is no assurance that such third parties will not suffer a year 2000 business disruption and it is conceivable that such failures could, in turn, have a material adverse effect on the Company's liquidity, financial condition or results of operations.

Cost of Addressing Year 2000 Issues. Several of the projects included in the Company's year 2000 plan are projects which were necessary to support the Company's KB2000 operational business model, and would have been undertaken regardless of year 2000 exposure. The total cost of all of the Company's projects associated with its year 2000 plan is currently estimated to be approximately $4.1 million; however, because such projects involve conversions and upgrades that were not necessitated to meet year 2000 concerns, it is not possible to determine the portion of that amount which is specifically attributable to year 2000 compliance efforts. The total amount expended on all projects related to year 2000 compliance was $2.9 million as of April 14, 1999. The Company believes that the total costs incurred to specifically address the year 2000 issue will not have a material impact on the Company's liquidity, financial condition or results of operations, for any year in the reasonably foreseeable future. The schedule for the successful completion of the Company's year 2000 project and the estimated costs are based upon certain assumptions by management regarding future events, including the continued availability of qualified resources to implement the program and the costs of such resources.

Risks Presented by Year 2000 Issues. The Company's failure to resolve a material year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. Although the Company considers its exposure to the year 2000 issue risks from third-party suppliers as generally low, due to the uncertainty of the year 2000 readiness of third-party suppliers, the Company is unable to determine at this time the consequences of a year 2000 failure. In addition, the Company could be materially impacted by the widespread economic or financial market disruption by year 2000 computer system failures at government agencies on which the Company is dependent for mortgage lending, zoning, building permits and related matters. Possible risks of year 2000 failure could include, among other things, delays or errors with respect to payments, third-party delivery of materials and government approvals. The Company's year 2000 project is expected to significantly reduce the Company's level of uncertainty and exposure to the year 2000 issue and, in particular, its vulnerability to the year 2000 compliance of material third parties. To date, the Company has not identified any operating systems, either of its own or of a third-party supplier, that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented.

Contingency Plan. The Company's year 2000 project calls for a year 2000-specific contingency plan to be developed. This plan is expected to be completed by August 1999. As a normal course of business, the

Company maintains contingency plans designed to address various other potential business interruptions. In addition to the Company's year 2000-specific contingency plan, these pre-existing contingency plans should assist in mitigating any adverse effect because of the interruption of support provided by third parties resulting from their failure to be year 2000 ready.

Management currently anticipates that its operating systems will be year 2000 compliant well before January 1, 2000, and that its third-party verification and overall contingency plans should enable it to mitigate third-party disruptions to its business which are of short duration or geographically localized. At the present time, management believes that the year 2000 issue will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

                                     OUTLOOK

The Company's residential backlog as of February 28, 1999 consisted of 9,216 units, representing aggregate future revenues of approximately $1.4 billion, up 73.9% and 76.0%, respectively, from 5,301 units, representing aggregate future revenues of approximately $799.1 million, a year ago. The backlog units and value at February 28, 1999 were the highest of any quarter-end backlog in the Company's history and include 2,412 units from the Lewis Homes, Hallmark, PrideMark, Estes and General Homes operations. Company-wide net orders for the first three months of 1999 totaled 5,621, up 51.3% compared to the 3,716 net orders in the first three months of 1998, including a total of 1,623 net orders generated from operations acquired in 1999 and 1998.

The Company's domestic operations accounted for approximately $1.2 billion of backlog value on 8,020 units at February 28, 1999, up from approximately $700.8 million on 4,574 units at February 28, 1998, reflecting higher backlogs from both California and Other U.S. operations. Backlog in California increased to approximately $450.0 million on 1,925 units at February 28, 1999 from $337.4 million on 1,563 units at February 28, 1998 as net orders increased 23.9% to 1,572 in the first quarter from 1,269 for the same quarter a year ago. The Company's Other U.S. operations more than doubled their backlog levels from the year earlier, with approximately $760.3 million in backlog, based on 6,095 units at February 28, 1999, up from $363.3 million on 3,011 units at February 28, 1998, reflecting a 70.4% increase in Other U.S. net orders to 3,514 in the first quarter of 1998 from 2,062 in the year-earlier quarter. The year-over-year growth in total United States backlog units and value resulted primarily from the acquisitions completed during 1999 and 1998 as well as improved absorption rates and the Company's emphasis on pre-sales. Excluding backlog related to the 1998 and 1999 acquisitions, the Company's domestic unit backlog as of February 28, 1999 rose 28.4% compared to February 28, 1998. Improved market conditions in California and the success of the Company's communities designed under its KB2000 operational business model also contributed to the increase in United States backlog levels. The average number of active communities in the Company's domestic operations for the first quarter of 1999 increased 70.6% from the same quarter a year ago, representing a 12.5% increase in California and a 122.2% increase in Other U.S operations.

In France, the value of residential backlog at February 28, 1999 was approximately $190.0 million on 1,172 units, up from $89.3 million on 696 units a year earlier. The Company's net orders in France increased by 43.8% to 532 in the first quarter of 1999 from 370 in the first quarter of 1998. The value of backlog associated with the Company's French commercial development activities declined to approximately $.2 million at February 28, 1999 from $4.1 million at February 28, 1998, reflecting a reduced level of activity due to the Company's strategy to focus primarily on the expansion of its residential development business.

In Mexico, the value of residential backlog at February 28, 1999 was approximately $6.1 million on 24 units compared to $9.1 million on 31 units at February 28, 1998. Operations in Mexico generated 3 net orders in the first quarter of 1999, compared to 15 net orders generated in the same period a year ago. Mexico's economy has shown signs of recovering from the country's recent deep recession brought about by the 1994 devaluation of its currency. Nevertheless, economic and political conditions remain unsettled. As a result, the Company has decided to deliver its current backlog and sell the remaining lots at its Mexico project while it reassesses its strategy with regard to operating in Mexico.

Substantially all of the homes included in residential backlog are expected to be delivered in 1999; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

Company-wide net orders for the first four weeks of the second quarter of 1999 increased 35.5% from the same period a year ago. During this same period, domestic net orders were up 31.3% from the prior year's period, reflecting a 21.8% increase in California net orders and a 37.1% increase in net orders from Other U.S. operations. In France, net orders for the first four weeks of fiscal 1999 increased 71.3% compared with the same period in 1998. Despite the overall improvement in net orders Company-wide, current global market uncertainties, mortgage interest rate volatility, declines in consumer confidence and/or other factors could have mitigating effects on full year results.

During 1999, the Company plans to remain focused on the two primary initiatives it originally established in 1997: deepening the implementation of its KB2000 operational business model throughout the Company's operations and continued acceleration of the Company's growth. To advance these initiatives, the Company also continues to concentrate on its two complementary strategies consisting of establishing optimum local market positions and maintaining its focus on acquisitions.

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

In January 1999, the Company continued its growth through acquiring the remaining minority interest in General Homes and completing its purchase of Lewis Homes. Including the Lewis Homes operations, which are expected to deliver approximately 3,500 homes in 1999, the Company believes it will be the largest homebuilder in the United States in 1999, as measured by the total number of units delivered during the year. The Company continues to explore opportunities to enter new markets and plans to grow in its existing markets with growth in both new and existing markets expected to be supplemented by strategic acquisitions.

In the aggregate, the Company has established a goal of delivering approximately 21,500 units Company-wide in 1999. This goal could be materially affected by various risk factors such as changes in general economic conditions either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence, among other things. Nevertheless, the Company remains optimistic about its ability to continue to grow its business in 1999. With the addition of the companies acquired in 1998 and 1999, including Lewis Homes, and high current backlog levels, the Company believes it is well positioned to achieve record earnings in 1999.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions where the Company operates or may commence operations, employment growth or unemployment rates, lumber or other homebuilding material prices, labor costs, home mortgage interest rates, competition, currency exchange rates as they affect the Company's operations in France, consumer confidence, and government regulation or restrictions on real estate development, costs and effects of unanticipated legal or administrative proceedings and capital or credit market conditions affecting the Company's cost of capital; the availability and cost of land in desirable areas, and conditions in the overall homebuilding market in the Company's geographic markets (including the historic cyclicality of the industry); the success of the Company and its significant suppliers in identifying and addressing operating systems and programs that are not year 2000 ready; as well as seasonality, competition, population growth, property taxes, and unanticipated delays in the Company's operations. See the Company's Annual Report on Form 10-K for the year ended November 30, 1998 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company's business.

The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1999 Annual Meeting of Stockholders of the Company was held on April 1, 1999, at which the two matters described below were submitted to a vote of stockholders with the voting results as indicated.

(1) Election of directors for a three-year term expiring at the 2002 Annual Meeting of Stockholders:


                      Nominee                   For           Authority Withheld
                -------------------         -----------       ------------------
                Jane Evans                   39,527,673           5,350,681
                James A. Johnson             39,522,172           5,356,182
                Sanford C. Sigoloff          39,516,175           5,362,179


        Messrs. Steve Bartlett, Bruce Karatz, Randall W. Lewis and Charles R. Rinehart continue as directors and, if nominated, will next stand for re-election at the 2000 Annual Meeting of Stockholders; Messrs. Ronald
        W. Burkle, Ray R. Irani, Guy Nafilyan and Luis G. Nogales also continue as directors and, if nominated, will next stand for re-election at the 2001 Annual Meeting of Stockholders.

(2) A stockholder resolution concerning the elimination of the classification of the board of directors:


                    For              Against              Abstain         Broker Non-Vote
                ----------          ----------            --------        ---------------
                21,155,613          19,896,257             156,976           3,668,508


ITEM 5. OTHER INFORMATION

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three-month periods ended February 28, 1999 and 1998, together with backlog data in terms of units and value by geographical market as of February 28, 1999 and 1998.

                                                                               Backlog - Value
                  Deliveries         Net Orders        Backlog - Units          In Thousands
               ---------------     ---------------     ---------------     -----------------------
    Market     1999      1998      1999      1998      1999      1998         1999          1998
    ------     -----     -----     -----     -----     -----     -----     ----------     --------
California     1,199     1,022     1,572     1,269     1,925     1,563     $  449,993     $337,424

Other U.S.     2,757     1,341     3,514     2,062     6,095     3,011        760,283      363,340

Foreign          323       266       535       385     1,196       727        196,028       98,378
               -----     -----     -----     -----     -----     -----     ----------     --------

    Total      4,279     2,629     5,621     3,716     9,216     5,301     $1,406,304     $799,142
               =====     =====     =====     =====     =====     =====     ==========     ========


* Backlog amounts for 1999 have been adjusted to reflect the acquisition of Lewis Homes. Therefore, backlog amounts at November 30, 1998 combined with net order and delivery activity for the first three months of 1999 will not equal ending backlog at February 28, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 1998 Annual Report on Form 10-K, is incorporated by reference herein.

27      Financial Data Schedule.


Reports on Form 8-K

On January 22, 1999, the Company filed a Current Report on Form 8-K (Item 5), dated January 7, 1999, announcing the consummation of the acquisition of Lewis Homes and which included therewith, among other things, the Purchase Agreement (Amended and Restated), executed January 7, 1999, Representation Warranty and Indemnity Agreement, dated January 7, 1999, Registration Rights Agreement, dated January 7, 1999 and Term Loan Agreement, dated as of January 7, 1999.

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

On March 22, 1999, the Company filed a Current Report on Form 8-K/A (Item 5), amending the Current Report on Form 8-K filed on January 22, 1999 which reported the acquisition of Lewis Homes. The filing included the audited combined statements of assets and liabilities of Lewis Homes as of December 31, 1998 and 1997, and the related combined statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31, 1998. In addition, the Form 8-K/A included unaudited pro forma combined financial statements and related notes of the Company, giving effect to the acquisition of Lewis Homes.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KAUFMAN AND BROAD HOME CORPORATION
                                        ----------------------------------------
                                        Registrant






Dated          April 15, 1999           /s/ BRUCE KARATZ
     ---------------------------------  ---------------------------------------
                                        Bruce Karatz
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)




Dated          April 15, 1999           /s/ MICHAEL F. HENN
     ---------------------------------  ---------------------------------------
                                        Michael F. Henn
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                                                    Page of
                                                                  Sequentially
INDEX OF EXHIBITS                                                Numbered Pages
                                                               ---------------------
27     Financial Data Schedule                                           23