Form 10-Q
period 1999-05-31
KAUFMAN & BROAD HOME CORP
filed 1999-07-15
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended May 31, 1999.

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

     Common stock, par value $1.00 per share, 47,913,469 shares outstanding

                       KAUFMAN AND BROAD HOME CORPORATION
                                    FORM 10-Q
                                      INDEX

                                                                                PAGE
                                                                              NUMBER(S)
                                                                              ---------
PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Statements of Income --
              Six Months and Three Months ended May 31, 1999 and 1998             3

              Consolidated Balance Sheets --
              May 31, 1999 and November 30, 1998                                  4

              Consolidated Statements of Cash Flows --
              Six Months ended May 31, 1999 and 1998                              5

              Notes to Consolidated Financial Statements                         6-9

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     10-19


PART II.  OTHER INFORMATION

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                20

     ITEM 5.  OTHER INFORMATION                                                 20-21

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   21


SIGNATURES                                                                       22


INDEX OF EXHIBITS                                                                23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts -- Unaudited)

                                                  Six Months Ended May 31,    Three Months Ended May 31,
                                                  ------------------------    --------------------------
                                                      1999          1998            1999         1998
                                                  -----------    ---------       ---------    ---------
TOTAL REVENUES                                    $ 1,556,413    $ 963,704       $ 862,270    $ 537,459
                                                  ===========    =========       =========    =========
CONSTRUCTION:
    Revenues                                      $ 1,529,732    $ 944,026       $ 847,523    $ 526,717
    Construction and land costs                    (1,248,519)    (773,872)       (688,574)    (428,993)
    Selling, general and administrative expenses     (203,923)    (127,051)       (110,561)     (69,808)
                                                  -----------    ---------       ---------    ---------
       Operating income                                77,290       43,103          48,388       27,916

    Interest income                                     3,782        2,849           1,872        1,327
    Interest expense, net of amounts capitalized      (13,026)     (14,799)         (6,944)      (7,662)
    Minority interests                                (12,470)        (422)         (7,288)        (163)
    Equity in pretax income (loss) of
       unconsolidated joint ventures                      (53)         332            (159)          83
                                                  -----------    ---------       ---------    ---------
    Construction pretax income                         55,523       31,063          35,869       21,501
                                                  -----------    ---------       ---------    ---------
MORTGAGE BANKING:
    Revenues:
       Interest income                                  8,290        7,302           4,293        3,640
       Other                                           18,391       12,376          10,454        7,102
                                                  -----------    ---------       ---------    ---------
                                                       26,681       19,678          14,747       10,742
    Expenses:
       Interest                                        (7,566)      (7,136)         (3,810)      (3,557)
       General and administrative                      (5,777)      (4,685)         (2,831)      (2,464)
                                                  -----------    ---------       ---------    ---------
    Mortgage banking pretax income                     13,338        7,857           8,106        4,721
                                                  -----------    ---------       ---------    ---------
TOTAL PRETAX INCOME                                    68,861       38,920          43,975       26,222
Income taxes                                          (24,100)     (13,600)        (15,400)      (9,000)
                                                  -----------    ---------       ---------    ---------
NET INCOME                                        $    44,761    $  25,320       $  28,575    $  17,222
                                                  ===========    =========       =========    =========
BASIC EARNINGS PER SHARE                          $       .97    $     .65       $     .60    $     .44
                                                  ===========    =========       =========    =========
DILUTED EARNINGS PER SHARE                        $       .94    $     .62       $     .58    $     .42
                                                  ===========    =========       =========    =========
BASIC AVERAGE SHARES OUTSTANDING                       46,295       39,201          47,907       39,324
                                                  ===========    =========       =========    =========
DILUTED AVERAGE SHARES OUTSTANDING                     47,606       40,862          49,052       41,141
                                                  ===========    =========       =========    =========
CASH DIVIDENDS PER COMMON SHARE                   $      .150    $    .150       $    .075    $    .075
                                                  ===========    =========       =========    =========


See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (In Thousands -- Unaudited)

                                                          May 31,          November 30,
                                                           1999               1998
                                                       ------------       -------------
ASSETS

CONSTRUCTION:
    Cash and cash equivalents                           $     1,055       $    56,602
    Trade and other receivables                             236,843           194,841
    Inventories                                           1,596,695         1,134,402
    Investments in unconsolidated joint ventures              4,217             5,608
    Deferred income taxes                                    73,096            24,094
    Goodwill                                                210,583            45,533
    Other assets                                             89,617            81,464
                                                        -----------       -----------
                                                          2,212,106         1,542,544
                                                        -----------       -----------
MORTGAGE BANKING:
    Cash and cash equivalents                                 3,079             6,751
    Receivables:
       First mortgages and mortgage-backed
          securities                                         53,056            58,262
       First mortgages held under commitment
          of sale and other receivables                     248,059           249,702
    Other assets                                              3,861             2,945
                                                        -----------       -----------
                                                            308,055           317,660
                                                        -----------       -----------
TOTAL ASSETS                                            $ 2,520,161       $ 1,860,204
                                                        ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
    Accounts payable                                    $   226,385       $   211,380
    Accrued expenses and other liabilities                  172,766           148,508
    Mortgages and notes payable                             969,475           529,846
                                                        -----------       -----------
                                                          1,368,626           889,734
                                                        -----------       -----------
MORTGAGE BANKING:
    Accounts payable and accrued expenses                     7,496             8,924
    Notes payable                                           238,912           239,413
    Collateralized mortgage obligations
       secured by mortgage-backed securities                 41,475            49,264
                                                        -----------       -----------
                                                            287,883           297,601
                                                        -----------       -----------
    Minority interests:
       Consolidated subsidiaries and
          joint ventures                                     19,855             8,608
       Company obligated mandatorily redeemable
          preferred securities of subsidiary trust
          holding solely debentures of the Company          189,750           189,750
                                                        -----------       -----------
                                                            209,605           198,358
                                                        -----------       -----------
Common stock                                                 47,913            39,992
Paid-in capital                                             332,225           193,520
Retained earnings                                           280,932           243,356
Accumulated other comprehensive income                       (7,023)           (2,357)
                                                        -----------       -----------
    TOTAL STOCKHOLDERS' EQUITY                              654,047           474,511
                                                        -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 2,520,161       $ 1,860,204
                                                        ===========       ===========


See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands -- Unaudited)

                                                                                Six Months Ended May 31,
                                                                               --------------------------
                                                                                  1999            1998
                                                                               ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $   44,761       $  25,320
    Adjustments to reconcile net income  to net cash used  by operating activities:
      Equity in pretax (income) loss of unconsolidated joint ventures                  53            (332)
      Minority interests                                                           12,470             422
      Amortization of discounts and issuance costs                                    852             967
      Depreciation and amortization                                                17,368           7,241
      Provision for deferred income taxes                                             510           2,367
      Change in assets and liabilities, net of effects from acquisitions:
          Receivables                                                             (26,567)         44,442
          Inventories                                                            (160,220)        (93,322)
          Accounts payable, accrued expenses and other liabilities                 (3,410)        (10,081)
          Other, net                                                               (5,483)         (9,015)
                                                                               ----------       ---------
Net Cash used by operating activities                                            (119,666)        (31,991)
                                                                               ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                             (8,568)       (148,933)
    Investments in unconsolidated joint ventures                                    1,697             964
    Net sales (originations) of mortgages held for long-term investment            (3,273)          2,533)
    Payments received on first mortgages and mortgage-backed securities             8,900           5,956
    Purchases of property and equipment, net                                      (10,388)         (9,656)
                                                                               ----------       ---------
Net cash used by investing activities                                             (11,632)       (149,136)
                                                                               ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from credit agreements and other short-term borrowings           139,267         153,852
    Payments on collateralized mortgage obligations                                (8,476)         (5,661)
    Payments on mortgages, land contracts and other loans                         (36,237)        (11,438)
    Payments to minority interests                                                (15,290)           (295)
    Payments of cash dividends                                                     (7,185)         (5,887)
                                                                               ----------       ---------
Net cash provided by financing activities                                          72,079         130,571
                                                                               ----------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (59,219)        (50,556)
Cash and cash equivalents at beginning of period                                   63,353          68,242
                                                                               ----------       ---------
Cash and cash equivalents at end of period                                     $    4,134       $  17,686
                                                                               ==========       =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid, net of amounts capitalized                                  $   19,033       $  21,464
                                                                               ==========       =========
    Income taxes paid                                                          $   29,979       $   9,857
                                                                               ==========       =========
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
    Cost of inventories acquired through seller financing                      $   14,559       $  14,367
                                                                               ==========       =========
    Issuance of common stock related to an acquisition                         $  146,005       $      --
                                                                               ==========       =========
    Debt assumed related to an acquisition                                     $  303,239       $      --
                                                                               ==========       =========


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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 1999, the results of its consolidated operations for the six months and three months ended May 31, 1999 and 1998, and its consolidated cash flows for the six months ended May 31, 1999 and 1998. The results of operations for the six months and three months ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1998 has been taken from the audited financial statements as of that date.


2.   Inventories

     Inventories consist of the following (in thousands):

                                                                          May 31,        November 30,
                                                                           1999              1998
                                                                        -----------      ------------
    Homes, lots and improvements in production                          $1,155,357        $  835,300
    Land under development                                                 441,338           299,102
                                                                        ----------        ----------
       Total inventories                                                $1,596,695        $1,134,402
                                                                        ===========       ==========


     The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

                                       Six Months Ended May 31,     Three Months Ended May 31,
                                       -----------------------      -------------------------
                                         1999           1998           1999           1998
                                       --------       --------       --------       --------
    Interest incurred                  $ 34,719       $ 26,990       $ 18,948       $ 14,637

    Interest expensed                   (13,026)       (14,799)        (6,944)        (7,662)
                                       --------       --------       --------       --------
    Interest capitalized                 21,693         12,191         12,004          6,975

    Interest amortized                  (18,800)       (11,564)        (7,872)        (4,639)
                                       --------       --------       --------       --------
      Net impact on pretax income      $  2,893       $    627       $  4,132       $  2,336
                                       ========       ========       ========       ========


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

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Earnings Per Share (continued)

     The following table presents the effects of dilutive common stock options (in thousands):

                                            Six Months Ended May 31,          Three Months Ended May 31,
                                            ------------------------          -------------------------
                                             1999             1998             1999              1998
                                            ------           ------           ------            ------
Basic average shares outstanding            46,295           39,201           47,907            39,324
Net effect of stock options assumed to
    be exercised                             1,311            1,661            1,145             1,817
                                            ------           ------           ------            ------
Diluted average shares outstanding          47,606           40,862           49,052            41,141
                                            ======           ======           ======            ======



4.   Comprehensive Income

     During the quarter ended February 28, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income and foreign currency translation adjustments and totaled $26.0 million and $17.5 million for the three months ended May 31, 1999 and 1998, respectively and $40.1 million and $23.9 million for the six months ended May 31, 1999 and 1998, respectively.


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

                                                 Six Months Ended May 31,
                                                 -----------------------
                                                      1998       1997
                                                 ----------   ----------
    Total revenues                               $1,639,365   $1,369,888

    Total pretax income                              73,376       48,570

    Net income                                       47,676       31,570

    Basic earnings per share                           1.00          .67

    Diluted earnings per share                          .97          .65

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Acquisitions (continued)

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of December 1, 1997, nor are they necessarily indicative of future operating results.

6.   Reclassifications

     Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

Total revenues for the three months ended May 31, 1999 increased 60.4% to $862.3 million from $537.5 million for the three months ended May 31, 1998. For the six months ended May 31, 1999, total revenues increased 61.5 % to $1.56 billion from $963.7 million in the year-earlier period. The increase in total revenues for the three and six month periods of 1999 was primarily due to higher housing revenues and mortgage banking revenues. Net income for the second quarter of 1999 rose to $28.6 million or $.58 per diluted share from $17.2 million or $.42 per diluted share for the same period a year ago. For the six months ended May 31, 1999, net income increased to $44.8 million or $.94 per diluted share from $25.3 million or $.62 per diluted share for the six months ended May 31, 1998. The growth in diluted earnings per share occurred despite increases in the diluted average number of common shares outstanding of 19.2% and 16.5% for the second quarter and first half of 1999, respectively, as a result of the Lewis Homes acquisition which closed on January 7, 1999. The increase in net income in the three and six month periods was principally driven by significantly higher unit deliveries, an improved construction gross margin and increased mortgage banking pretax income. The Company's operating results for three months and six months ended May 31, 1999 include the results of Lewis Homes as of the acquisition date and results from the acquisitions of Hallmark, PrideMark and Estes which the Company completed during the second quarter of 1998. The Company's operating results for 1999 also reflect results of General Homes, the acquisition of which was completed on January 4, 1999. Mortgage banking pretax income for the three months and six months ended May 31, 1999 rose 71.7% and 69.8%, respectively, primarily due to a higher volume of loan closings and increased premiums generated from the higher volume of servicing rights sold.

CONSTRUCTION

Revenues increased by $320.8 million, or 60.9%, to $847.5 million in the second quarter of 1999 from $526.7 million in the second quarter of 1998 due to an increase in housing revenues. Housing revenues for the period increased by 61.3%, or $321.6 million, to $846.5 million from $524.9 million in the year-earlier period as a result of a 50.7% increase in unit deliveries and a 7.0% rise in the average selling price. Housing revenues in the United States rose 61.1% to $765.3 million on 4,651 unit deliveries in the second quarter of 1999 from $475.2 million on 3,062 units in the corresponding quarter of 1998 as a result of increased housing revenues from both California and Other U.S. operations. Excluding the impact of acquisitions within the trailing twelve month period, domestic housing revenues and unit deliveries rose 19.9% and 15.3%, respectively, in the second quarter of 1999. Housing revenues from California operations for the second quarter of 1999 totaled $346.6 million, up 42.9% from $242.5 million in the year-earlier period. California deliveries in the second quarter of 1999 increased 27.2% to 1,430 units from 1,124 units in the second quarter of 1998 reflecting a 33.3% rise in the average number of active communities. Housing revenues from Other U.S. operations totaled $418.7 million in the second quarter compared to $232.6 million in the same quarter a year ago, an increase of 80.0%. Other U.S. deliveries increased 66.2% to 3,221 units in the second quarter of 1999 from 1,938 units in the second quarter of 1998 as the average number of active communities in the Company's Other U.S. operations increased 52.1%, to 178 from 117, during the period. Revenues from French housing operations during the three months ended May 31, 1999 rose to $79.1 million on 480 units from $47.8 million on 340 units in the year-earlier period.

During the second quarter of 1999, the Company's overall average selling price increased 6.9% to $164,700 from $154,000 in the same quarter a year ago, reflecting an increase in the average selling price in both domestic and French operations. The Company's domestic average selling price rose 6.0% to $164,500 in the second quarter of 1999 from $155,200 in the same period of 1998 mainly as a result of the inclusion of somewhat higher-priced deliveries from the Lewis Homes operations in California and Nevada, partially offset by a greater proportion of lower-priced domestic unit deliveries generated from the Company's Other U.S. operations. Other U.S. deliveries, which typically have lower selling prices than the Company's California and French units, comprised 69.3% of total U.S. deliveries in the second quarter of 1999 compared to 63.3% for the same quarter a year ago. This reflected growth in the Company's domestic operations outside of California due to acquisitions completed in recent years as well as maturation of existing businesses. For the three months ended May 31, 1999, the average selling price in the Company's California operations increased 12.3% to

$242,400 from $215,800 for the same period a year ago and the average selling price in Other U.S. operations rose 8.3% to $130,000 from $120,000. Increases in all domestic categories occurred as a result of the inclusion of higher-priced deliveries from the Lewis Homes operations in California and Nevada, selected increases in sales prices in certain markets due to positive market conditions, as well as a change in product mix favoring a greater number of higher-priced urban in-fill locations and first time move up sales. In France, the average selling price in the second quarter of 1999 rose 17.4% to $164,900 from $140,500 in the year-earlier quarter primarily due to a change in the mix of deliveries and price appreciation in the French housing market.

Revenues from land sales totaled $1.0 million in the second quarter of 1999 compared to $1.8 million in the second quarter of 1998.

For the first six months of 1999, construction revenues increased by $585.7 million, or 62.0%, to $1.53 billion, from $944.0 million for the same period a year ago primarily as a result of higher housing revenues. Housing revenues totaled $1.52 billion on 9,418 units in the first half of 1999 compared to $939.1 million on 6,038 units for the same period a year ago. Housing operations in the United States produced revenues of $1.39 billion on 8,607 units in the first six months of 1999 and $854.8 million on 5,425 units in the comparable period of 1998. During the first half of 1999, California housing revenues increased 36.2% to $628.0 million from $461.1 million in the first half of 1998, reflecting a 22.5% rise in unit deliveries during the period. Housing revenues from Other U.S. operations increased 93.7% to $762.6 million in the first six months of 1999 from $393.7 million in the prior year's period as unit deliveries in the region rose 82.3%. Deliveries in California increased to 2,629 units for the first six months of 1999 from 2,146 for the first six months of 1998, while deliveries from Other U.S. operations increased to 5,978 units from 3,279 units during the same period. French housing revenues totaled $131.4 million on 801 units in the first half of 1999 and $80.6 million on 600 units in the corresponding period of 1998.

The Company-wide average new home price increased 4.1% to $161,900 in the first six months of 1999 from $155,500 in the year-earlier period reflecting the inclusion of somewhat higher-priced deliveries in California, Nevada and France, partially offset by a higher proportion of lower-priced deliveries from Other U.S. markets. For the first half of 1999, the average selling price in California increased 11.2% to $238,900 from $214,900 for the first half of 1998 and the average selling price in Other U.S. operations increased 6.2% to $127,600 from $120,100. Increases occurred in all domestic categories as a result of the inclusion of higher-priced deliveries from the Lewis Homes operations in California and Nevada, selected increases in sales prices in certain markets due to favorable market conditions, as well as a change in product mix favoring a greater number of higher-priced urban in-fill locations and first time move up sales. In France, the average selling price for the six month period rose 22.0% to $164,000 in 1999 from $134,400 in 1998.

Company-wide revenues from land sales were essentially unchanged from year to year, totaling $5.0 million and $4.9 million in the first half of 1999 and 1998, respectively.

Operating income increased by $20.5 million to $48.4 million in the second quarter of 1999 from $27.9 million in the second quarter of 1998. As a percentage of construction revenues, operating income increased by .4 percentage points to 5.7% in the second quarter of 1999 compared to 5.3% in the second quarter of 1998. Gross profits increased by $61.2 million, or 62.7%, to $158.9 million in the second quarter of 1999 from $97.7 million in the prior year's period. During this same period, housing gross profits increased by $60.1 million to $159.0 million from $98.9 million. Gross profits as a percentage of construction revenues increased to 18.8% in the second quarter of 1999 from 18.6% in the year-earlier quarter despite the housing gross margin remaining flat at 18.8% in the second quarter of 1999 and 1998. Housing gross margin for the three months ended May 31, 1999 was negatively impacted by purchase accounting associated with the Lewis Homes transaction. During the second quarter of 1999, land sales generated break-even results compared to a loss of $1.2 million generated in the second quarter of 1998.

Selling, general and administrative expenses increased by $40.8 million to $110.6 million in the three months ended May 31, 1999 from $69.8 million in the corresponding 1998 period. As a percentage of housing revenues, selling, general and administrative expenses decreased .2 percentage points to 13.1% in the second quarter of 1999 from 13.3% for the year-earlier period. The quarterly year-over-year improvement in the selling, general and administrative expense ratio reflects the Company's commitment to obtaining operating efficiencies as it grows its businesses. The favorable impact of the Company's higher volumes on the selling, general and administrative expense ratio was partially offset by goodwill amortization and other expenses related to the Lewis Homes transaction, as well as increased expenditures on information systems in support of the KB2000 business model and completion of the Company's year 2000 compliance plan.

For the first six months of 1999, operating income increased by $34.2 million to $77.3 million from $43.1 million in the corresponding period of 1998 as higher gross profits were partially offset by increased selling, general and administrative expenses. Gross profits increased by $111.0 million, or 65.3%, to $281.2 million in the first half of 1999 from $170.2 million in the first half of 1998 with housing gross profits increasing by $110.2 million to $281.2 million from $171.0 million during this same period. Gross profits as a percentage of construction revenues increased to 18.4% in the first half of 1999 from 18.0% in the year-earlier period primarily due to an increase in the Company's housing gross margin to 18.4% from 18.2% for the same periods. The increase in the Company's housing gross margin for the six months ended May 31, 1999 resulted from a higher housing gross margin on new KB2000 deliveries entering the mix as well as market driven price increases in selected communities, particularly in California. Partially offsetting these improvements was the negative impact of purchase accounting associated with the Lewis Homes transaction. Company-wide land sales generated essentially break-even results for the first six months of 1999 compared to a loss of $.8 million for the first six months of 1998.

Selling, general and administrative expenses increased by $76.9 million to $203.9 million for the first six months of 1999 from $127.0 million for the same period of 1998. As a percentage of housing revenues, selling, general and administrative expenses decreased by .1 percentage point to 13.4% for the first six months of 1999 from 13.5% in the corresponding period of 1998. This improvement was due to the strong increase in unit volume, partially offset by increased expenditures for information systems in support of the KB2000 operational business model and the Company's year 2000 compliance plan, and by goodwill amortization and other expenses related to the Lewis Homes transaction.

Interest income totaled $1.9 million in the second quarter of 1999 compared to $1.3 million in the second quarter of 1998. For the first six months, interest income totaled $3.8 million in 1999 and $2.8 million in 1998. The rise in interest income in the second quarter and first half of 1999 reflected an increase in the interest bearing average balances of short-term investments and mortgages receivable compared to the same periods a year ago.

Interest expense (net of amounts capitalized) decreased by $.8 million to $6.9 million in the second quarter of 1999 from $7.7 million in the second quarter of 1998. For the six months ended May 31, 1999, interest expense decreased by $1.8 million to $13.0 million from $14.8 million for the six months ended May 31, 1998. The decrease in interest expense in the second quarter and first half of 1999 was primarily due to the impact of the Company's issuance of Feline Prides in the third quarter of 1998, since distributions associated with the Feline Prides are included in minority interests rather than interest expense. Gross interest incurred in the three months and six months ended May 31, 1999 was higher than that incurred in the corresponding year ago periods by $4.3 million and $7.7 million, respectively, reflecting an increase in average indebtedness. The percentage of interest capitalized during the three months ended May 31, 1999 and 1998 was 63.3% and 47.7%, respectively. For the six month period ended May 31, this percentage was 62.5% in 1999 and 45.2% in 1998. The higher capitalization rates in the 1999 periods resulted from the effects of the issuance of the Feline Prides in the third quarter of 1998 and a higher proportion of land under development in 1999, compared to the previous year. The amount of interest capitalized as a percentage of gross interest incurred and distributions associated with the Feline Prides was 52.8% for the three months ended May 31, 1999 and 51.3% for the six months ended May 31, 1999.

Minority interests totaled $7.3 million in the second quarter of 1999 and $.2 million in the second quarter of 1998. For the first half of 1999, minority interests totaled $12.5 million compared to $.4 million for the same period a year ago. Minority interests for three months and six months ended May 31, 1999 are comprised of two major components: pretax income of consolidated subsidiaries and joint ventures related to residential and commercial activities and distributions associated with the Company's Feline Prides issued in July 1998. In the three months and six months ended May 31, 1998, minority interests related only to residential joint venture activities. Minority interests for the second quarter and first half of 1999 increased from the corresponding periods of 1998 due to the inclusion of distributions of $3.8 million and $7.6 million, respectively, related to the Feline Prides and an increase in joint venture activity. Minority interests are expected to be at this higher level for the remainder of the year.

Equity in pretax loss of unconsolidated joint ventures in the second quarter of 1999 totaled $.1 million compared to the essentially break-even results recorded in the second quarter of 1998. The Company's unconsolidated joint ventures generated no revenues during the three months ended May 31, 1999 compared to $2.9 million generated in the corresponding period of 1998. For the first half of 1999, the Company's equity in pretax loss of unconsolidated joint ventures totaled $.1 million compared to income of $.3 million for the same period of 1998. Combined revenues from these joint ventures totaled $.7 million in the first half of 1999 and $7.5 million in the first half of 1998. All of the unconsolidated joint venture revenues in the 1999 and 1998 periods were generated from residential properties.

MORTGAGE BANKING

Interest income and interest expense increased by $.7 million and $.3 million, respectively in the second quarter of 1999 compared to the same quarter a year ago. For the first six months of 1999, interest income from mortgage banking activities rose by $1.0 million and related interest expense increased by $.4 million from the same period of 1998. Interest income for the three and six month periods increased due to the higher balance of first mortgages held under commitment of sale and other receivables outstanding during the 1999 periods. The increase in interest expense resulted from the higher amount of notes payable outstanding during the second quarter and first half of 1999 compared to the same periods of 1998.

Other mortgage banking revenues increased by $3.4 million to $10.5 million in the second quarter of 1999 from $7.1 million in the prior year's second quarter. For the first half of 1999, other mortgage banking revenues totaled $18.4 million, an increase of $6.0 million from $12.4 million in the first half of 1998. These increases were primarily the result of higher gains on the sale of servicing rights due to a higher level of mortgage originations associated with increases in housing unit volume in the United States.

General and administrative expenses associated with mortgage banking activities increased by $.3 million to $2.8 million in the second quarter of 1999 from $2.5 million for the same period a year ago. For the six month period, these expenses totaled $5.8 million in 1999 and $4.7 million in 1998. The increase in general and administrative expenses in 1999 was primarily due to higher mortgage production volume.

INCOME TAXES

Income tax expense totaled $15.4 million and $9.0 million in the second quarter of 1999 and 1998, respectively. For the first six months of 1999, income tax expense totaled $24.1 million compared to $13.6 million in the same period of 1998. The income tax amounts represented effective income tax rates of approximately 35% in both periods of 1999 and 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. For the six months ended May 31, 1999, net cash used by operating, investing and financing activities totaled $59.2 million compared to $50.6 million used in the six months ended May 31, 1998.

Operating activities for the first six months of 1999 used $119.7 million of cash compared to $32.0 million used during the same period of 1998. The Company's uses of operating cash in the first half of 1999 included an increase in receivables of $26.6 million, net investments in inventories of $160.2 million (excluding the effect of acquisitions and $14.6 million of inventories acquired through seller financing) and a decrease in accounts payable, accrued expenses and other liabilities of $3.4 million. Sources of operating cash in the first six months of 1999 included six months' earnings of $44.8 million, and various noncash items deducted from net income.

Operating activities for the first six months of 1998 used cash to fund an investment of $93.3 million in inventories (excluding $14.4 million of inventories acquired through seller financing) and to pay down $10.0 million in accounts payable, accrued expenses and other liabilities. Excluding the acquisitions of Hallmark, PrideMark and Estes, inventories increased, primarily in the Company's domestic operations, reflecting the Company's continued growth throughout its U.S. markets. The cash used was partially offset by six months' earnings of $25.3 million, a reduction in receivables of $44.4 million and various noncash items deducted from net income. The reduction in receivables related primarily to a lower balance of mortgages held under commitment of sale due to lower mortgage origination volume in the second quarter of 1998 compared to the fourth quarter of 1997.

Cash used by investing activities totaled $11.6 million in the first half of 1999 compared to $149.1 million used in the year-earlier period. In the first six months of 1999, $8.6 million of cash, net of cash acquired, was used for acquisitions, $10.4 million was used for net purchases of property and equipment, and $3.3 million was used for originations of mortgages held for long-term investment. Partially offsetting these uses was $8.9 million of proceeds received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral, and $1.7 million in distributions related to investments in unconsolidated joint ventures. In the first six months of 1998, cash of $148.9 million, net of cash acquired, was used for the acquisitions of Hallmark, PrideMark and Estes, and $9.7 million was used for net purchases of property and equipment. Among amounts partially offsetting these uses were $6.0 million of proceeds received from mortgage-backed securities and $2.5 million from the net sales of mortgages held for long-term investment.

Financing activities provided $72.1 million of cash in the first half of 1999 compared to $130.6 million provided in the first half of 1998. In the first six months of 1999, cash was provided from net proceeds from borrowings of $103.1 million. Partially offsetting the cash provided were payments to minority interests of $15.3 million, payments on collateralized mortgage obligations of $8.5 million and cash dividend payments of $7.2 million. Financing activities in the first six months of 1998 resulted in net cash inflows due mainly to net proceeds from borrowings of $142.4 million, partially offset by cash dividend payments of $5.9 million and payments on collateralized mortgage obligations of $5.7 million.

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

As of May 31, 1999 the Company had $290.5 million available under its $500 million domestic unsecured revolving credit facility. The Company's French unsecured financing agreements, totaling $166.9 million, had in the aggregate $89.6 million available at May 31, 1999. In addition, the Company's mortgage banking operations had $11.1 million available under its $250 million secured revolving mortgage warehouse facility at quarter-end. The Company's financial leverage, as measured by the ratio of net debt to total capital, was 53.5% at the end of the 1999 second quarter compared to 62.7% at the end of the 1998 second quarter.

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

The Company has invested in information systems required to support its KB2000 operational business model and effectively manage and control growth. In conjunction with its investment in technology, with respect to the year 2000 issue, the Company has undertaken a project to modify or replace portions of its existing computer operating systems to ensure they will function properly with respect to dates in the year 2000 and thereafter. The Company has a "Year 2000 Project Office" that directs the Company-wide efforts encompassed by this project. The Year 2000 Project Office is responsible to assure proper planning, sufficient resources, contemporaneous monitoring, proper certification and timely completion of the year 2000 projects. The Company's year 2000 projects encompass its information technology systems as well as its non-information technology systems, such as systems embedded in its office equipment and facilities.

State of Year 2000 Readiness. The scope of the Company's year 2000 compliance effort has been defined to include 13 distinct projects. Four of the 13 projects address areas of greatest business risk and required the greatest technical effort and, therefore, were given the highest priority. These four high priority projects are the following: conversion and upgrade of the Company's JD Edwards primary accounting programs (the "JD Edwards Programs"); conversion and upgrade of the operating systems for the Company's Texas operations which were not previously associated with the JD Edwards Programs; conversion and upgrade of the operating systems for the Company's mortgage banking operations which were not associated with the JD Edwards Programs; and the upgrade of the Company's primary computer network and personal computers. As of June 30, 1999, the four high priority projects were substantially and timely completed and certified as year 2000 compliant by key management participants.

The remaining nine projects that comprise the balance of the Company's year 2000 compliance effort present a lower business risk and require less technical effort to complete. Eight of these remaining nine projects are comprised of the following: conversion of business unit personal computer applications and templates that are not associated with the JD Edwards Programs; upgrade of the Company's telephone and voice mail systems; certification of year 2000 readiness or upgrade of the Company's fax machines, copiers, miscellaneous equipment and office facilities; verification, involving three projects, that material third-party suppliers to the Company are year 2000 compliant; upgrade and/or certification of the systems used by the Company's operations in France; and certification and/or upgrade of the systems used by the Company's operations in Mexico. As of June 30, 1999 all required remediation had been substantially completed on these eight of the remaining nine projects and testing had been performed to validate the success. Subject to completion of a limited number of follow-up actions, the key management participants certified these projects as year 2000 compliant. The Company's final remaining project consists of the Company's contingency plan in the event problems are encountered beyond the Company's control as the year 2000 begins ("Project 13"). Project 13 is currently in the assessment stage and is expected to be completed by September 1999 in order to substantially mitigate the potential impact of problems arising beyond the Company's control.

As noted, three of the 13 projects that comprise the Company's year 2000 compliance effort involve verification that the third parties with which the Company has a material relationship are year 2000 compliant. The Company has substantially completed this assessment with respect to these third-party verification projects although certain follow-up verification remains to be completed. As part of these projects, the Company's relationships with suppliers, subcontractors, financial institutions, vendors and other third parties have been and continue to be examined to determine the status of the year 2000 issue efforts as related to the Company's operations. As a general matter, the Company is vulnerable to the inability of vendors and other third parties to remedy their own year 2000 issues. Furthermore, the Company relies both domestically and internationally on financial institutions, government agencies (particularly for zoning, building permits and related matters), utility companies, telecommunication service companies and other service providers outside of its control. Even when the Company successfully completes Project 13, there is no assurance that such third parties will not suffer a year 2000 business disruption and it is conceivable that such failures could, in turn, have a material adverse effect on the Company's liquidity, financial condition or results of operations.

Cost of Addressing Year 2000 Issues. Several of the projects included in the Company's year 2000 plan are projects which were necessary to support the Company's KB2000 operational business model, and would have been undertaken regardless of year 2000 exposure. The total cost of all of the Company's projects associated with its year 2000 plan is currently estimated to be approximately $4.1 million; however, because such projects involve conversions and upgrades that were not necessitated to meet year 2000 concerns, it is not possible to determine the portion of that amount which is specifically attributable to year 2000 compliance efforts. The total amount expended on all projects related to year 2000 compliance was $3.7 million as of June 30, 1999. The Company believes that the total costs incurred to specifically address the year 2000 issue will not have a material impact on the Company's liquidity, financial condition or results of operations, for any year in the reasonably foreseeable future. The schedule for the successful completion of the Company's year 2000 project and the estimated costs are based upon certain assumptions by management regarding future events, including the continued availability of qualified resources to implement the program and the costs of such resources.

Risks Presented by Year 2000 Issues. The Company's failure to resolve a material year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. Although the Company considers its exposure to the year 2000 issue risks from third-party suppliers as generally low, due to the uncertainty of the year 2000 readiness of third-party suppliers, the Company is unable to determine at this time (and will be unable to determine with certainly even upon the completion of Project 13) the consequences of a year 2000 failure. In addition, the Company could be materially impacted by the widespread economic or financial market disruption by year 2000 computer system failures at government agencies on which the Company is dependent for mortgage lending, zoning, building permits and related matters. Possible risks of year 2000 failure could include, among other things, delays or errors with respect to payments, third-party delivery of materials and government approvals. The Company's year 2000 project is expected to significantly reduce the Company's level of uncertainty and exposure to the year 2000 issue and, in particular, its vulnerability to the year 2000 compliance of material third parties. To date, the Company has not identified any operating systems, either of its own or of a third-party supplier, that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented.

Contingency Plan. The Company's year 2000 effort calls for a year 2000-specific contingency plan to be developed as Project 13. The Project 13 plan is expected to be completed by September 1999. As a normal course of business, the Company maintains contingency plans designed to address various other potential business interruptions. In addition to the Company's year 2000-specific contingency plan, these pre-existing contingency plans should assist in mitigating any adverse effect because of the interruption of support provided by third parties resulting from their failure to be year 2000 ready.

Management currently anticipates that its operating systems are substantially year 2000 compliant at this time, subject to certain minor follow-up actions, and that its third-party verification and overall contingency plans (including Project 13) should enable it to mitigate third-party disruptions to its business which are of short duration or geographically localized. At the present time, management believes that the year 2000 issue will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

                                     OUTLOOK

The Company's residential backlog as of May 31, 1999 consisted of 11,296 units, representing aggregate future revenues of approximately $1.80 billion, up 49.0% and 60.5%, respectively, from 7,581 units, representing aggregate future revenues of approximately $1.12 billion, a year earlier. The backlog units and value at May 31, 1999 were the highest of any quarter-end backlog in the Company's history and included 1,717 units from the Lewis Homes operations. Company-wide net orders for the second quarter of 1999 totaled 7,219, up 48.5% compared to the 4,861 net orders in the second quarter of 1998. Excluding the impact of acquisitions within the trailing twelve month period, the unit net orders in the second quarter of 1999 increased 12.9% over the year ago quarter reflecting growth and maturation in the Company's existing businesses.

The Company's domestic operations accounted for approximately $1.53 billion of backlog value on 9,671 units at May 31, 1999, up from $983.0 million on 6,638 units at May 31, 1998, reflecting higher backlogs from both California and Other U.S. operations. Backlog in California increased to approximately $613.5 million on 2,599 units at May 31, 1999 from $394.1 million on 1,830 units at May 31, 1998 as net orders increased 51.3% to 2,104 in the second quarter of 1999 from 1,391 for the same quarter a year ago. Other U.S. operations also demonstrated significant year-over-year growth in backlog levels with the backlog value at May 31, 1999 increasing to approximately $913.5 million on 7,072 units from $588.8 million on 4,808 units at May 31, 1998, reflecting a 44.4% increase in Other U.S. net orders to 4,198 in the second quarter of 1999 from 2,907 in the year-earlier quarter. The year-over-year growth in total United States backlog units and value resulted from the Lewis Homes acquisition completed during the first quarter of 1999, improved order rates reflecting generally good market conditions throughout the United States, and the Company's emphasis on pre-sales. Excluding backlog related to the Lewis Homes acquisition, the Company's domestic unit backlog as of May 31, 1999 rose 19.8% from the previous year. Improved market conditions in California and the success of the Company's communities designed under its KB2000 operational business model also contributed to the increase in United States backlog levels. The average number of active communities in the Company's domestic operations for the second quarter of 1999 increased 45.6% from the same quarter a year ago, to 262 from 180, representing a 33.3% increase in California and a 52.1% increase in Other U.S operations.

In France, the value of residential backlog at May 31, 1999 was approximately $265.3 million on 1,606 units, up from $125.4 million on 902 units a year earlier. The Company's net orders in France increased by 67.4% to 914 units in the second quarter of 1999 from 546 units in the second quarter of 1998. The value of backlog associated with the company's French commercial development activities declined to approximately $1.6 million at May 31, 1999 from $4.2 million at May 31, 1998, reflecting a reduced level of activity due to the Company's continued strategy to focus primarily on the expansion of its residential development business.

In Mexico, the value of residential backlog at May 31, 1999 was approximately $5.0 million on 19 units compared to $11.5 million on 41 units at May 31, 1998. Operations in Mexico generated 3 net orders in the second quarter of 1999, compared to 17 net orders generated in the same period a year ago. Mexico's economy has shown signs of recovering from the country's deep recession brought about by the 1994 devaluation of its currency. Nevertheless, economic conditions remain unsettled. As a result, the Company has decided to deliver its current backlog and sell the remaining lots at its Mexico project while it reassesses its strategy with regard to operating in Mexico.

Substantially all of the homes included in residential backlog are expected to be delivered in 1999; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

Company-wide net orders for the month of June 1999 increased 25.1% from the comparable period of 1998. During this same period, domestic net orders were up 20.7%, reflecting a 72.2% increase in California net orders, due largely to the inclusion of the Lewis Homes operations, and a 2.6% increase in net orders from Other U.S. operations. In France, net orders for the first four weeks of the Company's 1999 third quarter increased 62.6% compared with the same period a year ago. Despite the overall improvement in net orders Company-wide, current global market uncertainties, mortgage interest rate volatility, declines in consumer confidence and/or other factors could have mitigating effects on full year results.

During 1999, the Company plans to remain focused on the two primary initiatives it originally established in 1997: deepening the implementation of its KB2000 operational business model throughout the Company's operations and continued acceleration of the Company's growth. To advance these initiatives, the Company also continues to concentrate on its two complementary strategies consisting of establishing sizable local market positions and maintaining its focus on acquisitions.

The Company hopes to continue to increase overall unit delivery growth in future years. The Company's growth strategies include expanding existing operations to sizable market volume levels, as well as entering new markets at high volume levels, principally through acquisitions. Growth in existing markets will be driven by the Company's ability to increase the average number of active communities in its major markets through the successful implementation of its KB2000 operational business model. The Company's ongoing acquisition strategy is expected to supplement growth in existing markets and facilitate expansion into new markets.

In January 1999, the Company continued its growth through acquiring the remaining minority interest in General Homes and completing its purchase of Lewis Homes; each acquisition greatly supplemented growth in the Company's existing Houston, California and Nevada markets. Including the Lewis Homes operations, which are expected to deliver approximately 3,500 homes in 1999, the Company believes it will be the largest homebuilder in the United States in 1999, as measured by the total number of units delivered during the year. The Company continues to explore opportunities to enter new markets and plans to grow in its existing markets with growth in both new and existing markets expected to be supplemented by strategic acquisitions.

In the aggregate, the Company has established a goal of delivering approximately 21,500 units Company-wide in 1999. This goal could be materially affected by various risk factors such as changes in general economic conditions either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence, among other things. Mortgage interest rates have risen since the beginning of the Company's 1999 fiscal year. Recent increases in short-term interest rates instituted by the Federal Reserve Board may give rise to further increases in mortgage interest rates. Nevertheless, the Company remains optimistic about its ability to continue to grow its business during the balance of 1999. The Company believes that recent net order trends reflect strong housing demand in all of its major domestic and international markets. With the addition of the companies acquired in 1998 and 1999, including Lewis Homes, and high current backlog levels, the Company believes it is well positioned to achieve record earnings in 1999.

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

(1) Election of directors for a three-year term expiring at the 2002 Annual Meeting of Stockholders:

          Nominee                          For                      Authority Withheld
     -------------------                ----------                  ------------------
     Jane Evans                         39,527,673                      5,350,681
     James A. Johnson                   39,522,172                      5,356,182
     Sanford C. Sigoloff                39,516,175                      5,362,179

     Messrs. Steve Barlett, Bruce Karatz, Randall W. Lewis and Charles R. Rinehart continue as directors and, if nominated, will next stand for re-election at the 2000 Annual Meeting of Stockholders; Messrs. Ronald W. Burkle, Ray R. Irani, Guy Nafilyan and Luis G. Nogales also continue as directors and, if nominated, will next stand for re-election at the 2001 Annual Meeting of Stockholders.

(2) A stockholder resolution concerning the elimination of the classification of the board of directors:

        For                 Against             Abstain            Broker Non-Vote
     ----------           ----------            -------            ---------------
     21,155,613           19,896,257            156,976               3,668,508


ITEM 5. OTHER INFORMATION

Geographical Information

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three months and six months ended May 31, 1999 and 1998, together with backlog data in terms of units and value by geographical market as of May 31, 1999 and 1998.


                             Three Months Ended May 31,
                        ------------------------------------
                           Deliveries           Net Orders
                        ---------------      ---------------
Market                  1999      1998       1999      1998
------                  -----     -----      -----     -----
California              1,430     1,124      2,104     1,391

Other U.S.              3,221     1,938      4,198     2,907

Foreign                   488       347        917       563
                        =====     =====      =====     =====
    Total               5,139     3,409      7,219     4,861
                        =====     =====      =====     =====

                              Three Months Ended May 31,
                        -------------------------------------                            Backlog - Value
                           Deliveries           Net Orders       Backlog - Units          In Thousands
                        ---------------      ----------------    ----------------     ------------------------
                         1999      1998        1999      1998     1999      1998         1999          1998
                        ------    -----      ------     -----    ------    ------    ----------     ----------
California               2,629     2,146      3,676     2,660     2,599    1,830     $  613,466     $  394,144

Other U.S.               5,978     3,279      7,712     4,969     7,072*   4,808        913,523*       588,820

Foreign                    811       613      1,452       948     1,625      943        270,229        136,929
                         -----     -----     ------     -----    ------    -----     ----------     ----------
     Total               9,418     6,038     12,840     8,577    11,296*   7,581     $1,797,218*    $1,119,893
                         =====     =====     ======     =====    ======    =====     ==========     ==========

----------
* Backlog amounts for 1999 have been adjusted to reflect the acquisition of Lewis Homes. Therefore, backlog amounts at November 30, 1998 combined with net order and delivery activity for the first six months of 1999 will not equal ending backlog at May 31, 1999. Similarly, backlog amounts for 1998 were adjusted to reflect the acquisitions of Hallmark, PrideMark and Estes.


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


                                        KAUFMAN AND BROAD HOME CORPORATION
                                        ----------------------------------------
                                        Registrant



Dated  July 15, 1999                    /s/ BRUCE KARATZ
       ---------------------------      ----------------------------------------
                                        Bruce Karatz
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



Dated  July 15, 1999                    /s/ MICHAEL F. HENN
       ---------------------------      ----------------------------------------
                                        Michael F. Henn
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

INDEX OF EXHIBITS

                                                                      Page of
                                                                   Sequentially
                                                                  Numbered Pages
                                                                  --------------
27   Financial Data Schedule,                                           24