Form 10-Q
period 1999-08-31
KAUFMAN & BROAD HOME CORP
filed 1999-10-15
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 1999.

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

     Common stock, par value $1.00 per share, 47,688,647 shares outstanding

                       KAUFMAN AND BROAD HOME CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                  PAGE
                                                                                NUMBER(S)
                                                                                --------
PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Consolidated Statements of Income --
                 Nine Months and Three Months ended August 31, 1999 and 1998         3

                 Consolidated Balance Sheets --
                 August 31, 1999 and November 30, 1998                               4

                 Consolidated Statements of Cash Flows --
                 Nine Months ended August 31, 1999 and 1998                          5

                 Notes to Consolidated Financial Statements                       6-10

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   11-21

PART II.  OTHER INFORMATION

         ITEM 5. OTHER INFORMATION                                                  22

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   22


SIGNATURES                                                                          23

INDEX OF EXHIBITS                                                                   24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       KAUFMAN AND BROAD HOME CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands Except Per Share Amounts -- Unaudited)

                                                           Nine Months                   Three Months
                                                         Ended August 31,              Ended August 31,
                                                  -----------------------------     -------------------------
                                                      1999             1998            1999            1998
                                                  ------------     ------------     -----------     ---------
TOTAL REVENUES                                    $  2,613,526     $  1,622,718     $ 1,057,113     $ 659,014
                                                  ============     ============     ===========     =========
CONSTRUCTION:
     Revenues                                     $  2,570,145     $  1,591,064     $ 1,040,413     $ 647,038
     Construction and land costs                    (2,085,016)      (1,300,126)       (836,497)     (526,254)
     Selling, general and administrative
          expenses                                    (326,636)        (204,659)       (122,713)      (77,608)
                                                  ------------     ------------     -----------     ---------
         Operating income                              158,493           86,279          81,203        43,176

     Interest income                                     5,613            4,127           1,831         1,278
     Interest expense, net of amounts
          capitalized                                  (20,167)         (19,331)         (7,141)       (4,532)
     Minority interests                                (21,075)          (2,831)         (8,605)       (2,409)
     Equity in pretax income of unconsolidated
          joint ventures                                   585              405             638            73
                                                  ------------     ------------     -----------     ---------
     Construction pretax income                        123,449           68,649          67,926        37,586
                                                  ------------     ------------     -----------     ---------
MORTGAGE BANKING:
     Revenues:
         Interest income                                13,369           11,173           5,079         3,871
         Other                                          30,012           20,481          11,621         8,105
                                                  ------------     ------------     -----------     ---------
                                                        43,381           31,654          16,700        11,976
     Expenses:
         Interest                                      (12,109)         (10,936)         (4,543)       (3,800)
         General and administrative                     (8,924)          (7,149)         (3,147)       (2,464)
         Secondary marketing trading loss              (18,155)              --         (18,155)          --
                                                  ------------     ------------     -----------     ---------
     Mortgage banking pretax income                      4,193           13,569          (9,145)        5,712
                                                  ------------     ------------     -----------     ---------
TOTAL PRETAX INCOME                                    127,642           82,218          58,781        43,298
Income taxes                                           (44,700)         (28,800)        (20,600)      (15,200)
                                                  ------------     ------------     -----------     ---------
NET INCOME                                        $     82,942     $     53,418     $    38,181     $  28,098
                                                  ============     ============     ===========     =========
BASIC EARNINGS PER SHARE                          $       1.77     $       1.35     $       .80     $     .70
                                                  ============     ============     ===========     =========
DILUTED EARNINGS PER SHARE                        $       1.73     $       1.30     $       .78     $     .68
                                                  ============     ============     ===========     =========
BASIC AVERAGE SHARES OUTSTANDING                        46,838           39,431          47,911        39,887
                                                  ============     ============     ===========     =========
DILUTED AVERAGE SHARES OUTSTANDING                      47,996           41,080          48,891        41,373
                                                  ============     ============     ===========     =========
CASH DIVIDENDS PER COMMON SHARE                   $       .225     $       .225     $      .075     $    .075
                                                  ============     ============     ===========     =========

See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (In Thousands -- Unaudited)

                                                                       August 31,     November 30,
                                                                         1999             1998
                                                                      -----------     -----------
ASSETS

CONSTRUCTION:
     Cash and cash equivalents                                        $    14,974     $    56,602
     Trade and other receivables                                          228,439         140,771
     Mortgages and notes receivable                                        64,305          54,070
     Inventories                                                        1,716,163       1,134,402
     Investments in unconsolidated joint ventures                          20,311           5,608
     Deferred income taxes                                                 67,755          24,094
     Goodwill                                                             213,271          45,533
     Other assets                                                          96,883          81,464
                                                                      -----------     -----------
                                                                        2,422,101       1,542,544
                                                                      -----------     -----------
MORTGAGE BANKING:
     Cash and cash equivalents                                             24,803           6,751
     Receivables:
         First mortgages and mortgage-backed securities                    48,381          58,262
         First mortgages held under commitment of sale
               and other receivables                                      319,676         249,702
     Other assets                                                           3,982           2,945
                                                                      -----------     -----------
                                                                          396,842         317,660
                                                                      -----------     -----------
TOTAL ASSETS                                                          $ 2,818,943     $ 1,860,204
                                                                      ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
     Accounts payable                                                 $   308,767     $   211,380
     Accrued expenses and other liabilities                               230,758         148,508
     Mortgages and notes payable                                        1,002,520         529,846
                                                                      -----------     -----------
                                                                        1,542,045         889,734
                                                                      -----------     -----------
MORTGAGE BANKING:
     Accounts payable and accrued expenses                                 18,340           8,924
     Notes payable                                                        320,468         239,413
     Collateralized mortgage obligations secured by
          mortgage-backed securities                                       38,510          49,264
                                                                      -----------     -----------
                                                                          377,318         297,601
                                                                      -----------     -----------
Minority interests:
     Consolidated subsidiaries and joint ventures                          23,529           8,608
     Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the
             Company                                                      189,750         189,750
                                                                      -----------     -----------
                                                                          213,279         198,358
                                                                      -----------     -----------
Common stock                                                               48,071          39,992
Paid-in capital                                                           334,661         193,520
Retained earnings                                                         315,508         243,356
Accumulated other comprehensive income                                     (3,935)         (2,357)
Grantor stock ownership trust                                              (8,004)             --
                                                                      -----------     -----------

     TOTAL STOCKHOLDERS' EQUITY                                           686,301         474,511
                                                                      -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 2,818,943     $ 1,860,204
                                                                      ===========     ===========

See accompanying notes

                       KAUFMAN AND BROAD HOME CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands -- Unaudited)

                                                                                  Nine Months
                                                                                Ended August 31,
                                                                            -----------------------
                                                                              1999          1998
                                                                            ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                             $  82,942     $  53,418
     Adjustments to reconcile net income to net cash used by
          operating activities:
              Equity in pretax income of unconsolidated joint
                    ventures                                                     (585)         (405)
              Minority interests                                               21,075         2,831
              Amortization of discounts and issuance costs                      1,279         1,437
              Depreciation and amortization                                    27,682        11,324
              Provision for deferred income taxes                               5,851         4,006
              Change in assets and liabilities, net of effects
                    from acquisitions:
                  Receivables                                                (145,898)       18,247
                  Inventories                                                (258,826)     (132,072)
                  Accounts payable, accrued expenses and other
                     liabilities                                              127,028         2,822
                  Other, net                                                   (5,209)      (10,442)
                                                                            ---------     ---------
Net cash used by operating activities                                        (144,661)      (48,834)
                                                                            ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                       (11,646)     (162,818)
     Investments in unconsolidated joint ventures                             (13,682)        1,102
     Net sales (originations) of mortgages held for long-term investment       (1,860)        2,193
     Payments received on first mortgages and mortgage-backed securities       12,367        10,255
     Purchases of property and equipment, net                                 (15,355)      (13,081)
                                                                            ---------     ---------
Net cash used by investing activities                                         (30,176)     (162,349)
                                                                            ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from credit agreements and other short-term borrowings      260,831        32,685
     Proceeds from Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of
          the Company                                                              --       183,057
     Payments on collateralized mortgage obligations                          (11,780)       (9,669)
     Payments on mortgages, land contracts and other loans                    (57,620)      (41,580)
     Payments to minority interests                                           (21,376)       (2,848)
     Payments of cash dividends                                               (10,790)       (8,879)
     Repurchases of common stock                                               (8,004)           --
                                                                            ---------     ---------
Net cash provided by financing activities                                     151,261       152,766
                                                                            ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (23,576)      (58,417)
Cash and cash equivalents at beginning of period                               63,353        68,242
                                                                            ---------     ---------
Cash and cash equivalents at end of period                                  $  39,777     $   9,825
                                                                            =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid, net of amounts capitalized                              $  19,577     $  19,907
                                                                            =========     =========
     Income taxes paid                                                      $  49,089     $  31,025
                                                                            =========     =========
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
     Cost of inventories acquired through seller financing                  $  18,362     $  24,484
                                                                            =========     =========
     Issuance of common stock related to an acquisition                     $ 146,005     $      --
                                                                            =========     =========
     Debt assumed related to an acquisition                                 $ 303,239     $      --
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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 1999, the results of its consolidated operations for the nine months and three months ended August 31, 1999 and 1998, and its consolidated cash flows for the nine months ended August 31, 1999 and 1998. The results of operations for the nine months and three months ended August 31, 1999 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1998 has been taken from the audited financial statements as of that date.

2.   Inventories

     Inventories consist of the following (in thousands):

                                                          August 31,      November 30,
                                                            1999              1998
                                                         ----------        ----------
     Homes, lots and improvements in production          $1,249,516        $  835,300

     Land under development                                 466,647           299,102
                                                         ----------        ----------
         Total inventories                               $1,716,163        $1,134,402
                                                         ==========        ==========


     The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

                                             Nine Months Ended         Three Months Ended
                                                 August 31,                 August 31,
                                          ----------------------      ----------------------
                                            1999          1998          1999          1998
                                          --------      --------      --------     --------
     Interest incurred                    $ 55,606      $ 40,976      $ 20,887     $ 13,986

     Interest expensed                     (20,167)      (19,331)       (7,141)      (4,532)
                                           -------       -------        ------       ------
     Interest capitalized                   35,439        21,645        13,746        9,454

     Interest amortized                    (27,924)      (20,163)       (9,124)      (8,599)
                                           -------       -------        ------       ------
         Net impact on pretax income      $  7,515      $  1,482      $  4,622      $   855
                                          =========     =========     ==========    ========


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

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Earnings Per Share (continued)

     The following table presents the effects of dilutive common stock options (in thousands):

                                                              Nine Months Ended        Three Months Ended
                                                                   August 31,              August 31,
                                                             --------------------      ------------------
                                                               1999         1998        1999       1998
                                                             -------       ------      ------      ------
     Basic average shares outstanding                         46,838       39,431      47,911      39,887
     Net effect of stock options assumed to
          be exercised                                         1,158        1,649         980       1,486
                                                              ------       ------      ------      ------
     Diluted average shares outstanding                       47,996       41,080      48,891      41,373
                                                              ======       ======      ======      ======


4.   Comprehensive Income

     During the quarter ended February 28, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income consists of net income and foreign currency translation adjustments and totaled $41.3 million and $27.6 million for the three months ended August 31, 1999 and 1998, respectively, and $81.4 million and $51.5 million for the nine months ended August 31, 1999 and 1998, respectively.

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

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   Acquisitions (continued)

     Effective January 7, 1999, the Company acquired substantially all of the homebuilding assets of the Lewis Homes group of companies ("Lewis Homes"). Lewis Homes is engaged in the acquisition, development and sale of residential real estate in California and Nevada. Prior to the acquisition, Lewis Homes, based in Upland, California, was one of the largest privately held single-family homebuilders in the United States based on units delivered, with revenues for the year ended December 31, 1998 of $715 million on 3,631 unit deliveries. Lewis Homes also owned or controlled approximately 24,000 lots and had a backlog of approximately 900 homes at December 31, 1998. Lewis Homes' principal markets were Las Vegas and Northern Nevada, Southern California, and the greater Sacramento area in Northern California.

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

                                                 Nine Months Ended August 31,
                                                -----------------------------
                                                   1999                1998
                                                ----------        -----------
     Total revenues                             $2,696,478        $ 2,203,786

     Total pretax income                           132,157             99,756

     Net income                                     85,857             64,856

     Basic earnings per share                         1.79               1.37

     Diluted earnings per share                       1.75               1.32

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

     On August 28, 1999, the Company completed the acquisition of a majority ownership investment in a France-based builder of apartments. The Company acquired 75% of the outstanding shares of the builder for a total price of $12.0 million. The acquisition was financed by a three-year bank loan that provides for interest at the Euro Interbank Offered Rate plus 1.45%. Accounted for under the purchase method, the results of operations of the builder are included in the Company's consolidated financial statements as of the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was $10.0 million and was allocated to goodwill. The Company is amortizing goodwill related to the acquisition on a straight-line basis over a period of ten years. The pro forma results for 1999 and 1998, assuming this acquisition had been made at the beginning of the year, would not be materially different from reported results.

6.   Mortgages and Notes Payable

     On May 25, 1999, the Company's mortgage banking subsidiary entered into a $150 million Master Loan and Security Agreement. The agreement, which expires on May 25, 2000, provides for a facility fee based on the $150 million maximum amount available and provides for interest to be paid monthly at the Eurodollar Rate plus an applicable spread on amounts borrowed. The amount outstanding under the agreement is secured by a borrowing base, which includes certain mortgage loans held under commitment of sale and is repayable from proceeds on the sales of first mortgages. There are no compensating balance requirements under the agreement. The terms of the agreement include financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios and a minimum tangible net worth.

7.   Secondary Marketing Trading Loss

     On August 31, 1999, the Company disclosed that it had discovered unauthorized mortgage loan trading activity by an employee of its mortgage banking subsidiary resulting in a pretax trading loss of $18.2 million ($11.8 million, or $.24 per diluted share, on an after tax basis). It is normal practice for the Company's mortgage banking subsidiary to sell loans into the market that approximately match loan commitments to the Company's homebuyers. This practice is intended to hedge exposure to changes in interest rates that may occur until loans are sold to secondary market investors in the ordinary course of business. The loss was the result of a single employee engaging in unauthorized mortgage loan trading largely unrelated to mortgage originations. The employee who conducted the unauthorized trading was terminated.

8.   Grantor Stock Ownership Trust

     On July 1, 1999, the Company's Board of Directors authorized a share repurchase program which allows the Company to purchase up to 2,500,000 shares of the Company's common stock at prices not to exceed $28 per share. In connection with this repurchase program, on August 27, 1999, the Company established a grantor stock ownership trust (the "Trust") into which the repurchased shares are being transferred. The Trust, administered by an independent trustee, acquires, holds and distributes shares of common stock for

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8.   Grantor Stock Ownership Trust (continued)

     the purpose of funding certain compensation and benefit obligations of the Company under its existing stock option, stock purchase and other employee benefit plans. The Trust will not increase or otherwise alter the amount of benefits or compensation that will be paid under these plans.

     For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders' equity in the Company's consolidated balance sheet. The difference between the Trust share value and the fair market value on the date shares are released from the Trust will be included in additional paid-in capital. Common stock held in the Trust is not considered outstanding in the computation of earnings per share. The Trust held 381,900 shares of common stock at August 31, 1999. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

9.   Reclassifications

     Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 1999 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

Total revenues for the three months ended August 31, 1999 increased 60.4% to $1.06 billion from $659.0 million for the three months ended August 31, 1998. For the nine months ended August 31, 1999, total revenues increased 61.1 % to $2.61 billion from $1.62 billion in the year-earlier period. The increase in total revenues for the three and nine month periods of 1999 was primarily due to higher housing and land revenues and increased revenues from mortgage banking operations. Net income for the third quarter of 1999 rose to $38.2 million or $.78 per diluted share from $28.1 million or $.68 per diluted share for the same period a year ago. For the nine months ended August 31, 1999, net income increased to $82.9 million or $1.73 per diluted share from $53.4 million or $1.30 per diluted share for the nine months ended August 31, 1998. Net income and diluted earnings per share for the three months and nine months ended August 31, 1999 include the impact of a third quarter secondary marketing trading loss at the Company's mortgage banking subsidiary. This loss, which resulted from unauthorized mortgage loan trading activity by an employee of the Company's mortgage banking subsidiary, totaled $11.8 million, or $.24 per diluted share, on an after tax basis. Excluding the impact of the trading loss, diluted earnings per share for the third quarter and first nine months of 1999 were $1.02 and $1.97, respectively. The growth in diluted earnings per share occurred despite the trading loss and increases of 18.2% and 16.8% in the diluted average number of common shares outstanding for the third quarter and first nine months of 1999, respectively, as a result of the Lewis Homes acquisition which closed on January 7, 1999.

The increase in net income in the three and nine month periods was principally driven by significantly higher unit deliveries and an improved construction gross margin. The Company's operating results for three months and nine months ended August 31, 1999 include the results of Lewis Homes as of the acquisition date and results from the acquisitions of Hallmark, PrideMark and Estes which the Company completed during the second quarter of 1998. The Company's operating results for 1999 also reflect results of General Homes, the acquisition of which was completed on January 4, 1999. The Company's mortgage banking operations generated a pretax loss of $9.2 million for the three months ended August 31, 1999, due to the pretax secondary marketing trading loss of $18.2 million ($11.8 million on an after tax basis). Excluding the secondary marketing trading loss, the Company's mortgage banking operations generated pretax income of $9.0 million in the third quarter of 1999 compared to $5.7 million in the same quarter of 1998. For the nine months ended August 31, 1999, mortgage banking pretax income totaled $4.2 million. Excluding the secondary marketing trading loss, the Company's mortgage banking operations generated pretax income of $22.3 million for the nine months ended August 31, 1999 compared to $13.6 million generated for the nine months ended August 31, 1998. The increases in 1999 mortgage banking pretax results, excluding the secondary marketing trading loss, resulted from a higher volume of loan closings and increased premiums generated from the higher volume of servicing rights sold compared to the previous year.

CONSTRUCTION

Revenues increased by $393.4 million, or 60.8%, to $1.04 billion in the third quarter of 1999 from $647.0 million in the third quarter of 1998 due to an increase in housing revenues. Housing revenues for the period increased by 61.7%, or $389.1 million, to $1.02 billion from $630.9 million in the year-earlier period as a result of a 46.5% increase in unit deliveries and a 10.4% rise in the average selling price. Housing revenues in the United States rose 51.8% to $866.8 million on 5,155 unit deliveries in the third quarter of 1999 from $570.9 million on 3,792 units in the corresponding quarter of 1998 as a result of increased housing revenues from both California and Other U.S. operations. Excluding the impact of acquisitions within the trailing twelve month period, domestic housing revenues and unit deliveries rose 16.0% and 5.8%, respectively, in the third quarter of 1999. Housing revenues from California operations for the third quarter of 1999 totaled $405.6 million, up 51.7% from $267.4 million in the year-earlier period. California deliveries in the third quarter of 1999 increased 33.0% to 1,629 units from 1,225 units in the third quarter of 1998 reflecting a 30.9% rise in the average number of active communities. Housing revenues from Other U.S. operations totaled $461.2 million in the third quarter compared to $303.5 million in the same quarter a year ago, an increase of 52.0%. Other U.S. deliveries increased 37.4% to 3,526 units in the third quarter of 1999 from 2,567 units in the third quarter of 1998 as the average number of active communities in the Company's Other U.S. operations increased 42.4%, to 178 from 125, during the period. Revenues from French housing operations during the three months ended August 31, 1999 rose to $151.9 million on 944 units from $57.0 million on 363 units in the year-earlier period.

During the third quarter of 1999, the Company's overall average selling price increased 10.4% to $167,100 from $151,400 in the same quarter a year ago, reflecting an increase in the average selling price in both domestic and French operations. The Company's domestic average selling price rose 11.6% to $168,100 in the third quarter of 1999 from $150,600 in the same period of 1998 mainly as a result of the inclusion of somewhat higher-priced deliveries from the Lewis Homes operations in California and Nevada, partially offset by a greater proportion of lower-priced domestic unit deliveries generated from the Company's Other U.S. operations. Other U.S. deliveries, which typically have lower selling prices than the Company's California and French units, comprised 68.4% of total U.S. deliveries in the third quarter of 1999 compared to 67.7% for the same quarter a year ago. This reflected growth in the Company's domestic operations outside of California due to acquisitions completed in recent years as well as maturation of existing businesses. For the three months ended August 31, 1999, the average selling price in the Company's California operations increased 14.1% to $249,000 from $218,300 for the same period a year ago and the average selling price in Other U.S. operations rose 10.7% to $130,800 from $118,200. Increases in all domestic categories occurred as a result of the inclusion of higher-priced deliveries from the Lewis Homes operations in California and Nevada, and selected increases in sales prices in certain markets due to positive market conditions. In France, the average selling price in the third quarter of 1999 rose 2.5% to $160,900 from $157,000 in the year-earlier quarter.

Revenues from land sales totaled $19.9 million in the third quarter of 1999 compared to $15.3 million in the third quarter of 1998.

For the first nine months of 1999, construction revenues increased by $979.1 million, or 61.5%, to $2.57 billion, from $1.59 billion for the same period a year ago primarily as a result of higher housing revenues. Housing revenues totaled $2.54 billion on 15,521 units in the first nine months of 1999 compared to $1.57 billion on 10,205 units for the same period a year ago. Housing operations in the United States produced revenues of $2.26 billion on 13,762 units in the first nine months of 1999 and $1.43 billion on 9,217 units in the comparable period of 1998. During the first nine months of 1999, California housing revenues increased 41.9% to $1.03 billion from $728.5 million in the first nine months of 1998, reflecting a 26.3% rise in unit deliveries during the period. Housing revenues from Other U.S. operations increased 75.5% to $1.22 billion in the first nine months of 1999 from $697.2 million in the prior year's period as unit deliveries in the region rose 62.6%. Deliveries in California increased to 4,258 units for the first nine months of 1999 from 3,371 for the first nine months of 1998, while deliveries from Other U.S. operations increased to 9,504 units from 5,846 units during the same period. French housing revenues totaled $283.3 million on 1,745 units in the first nine months of 1999 and $137.6 million on 963 units in the corresponding period of 1998.

The Company-wide average new home price increased 6.5% to $163,900 in the first nine months of 1999 from $153,900 in the year-earlier period reflecting the inclusion of somewhat higher-priced deliveries in California, Nevada and France and the impact of improved market conditions in several of the Company's major markets, partially offset by a higher proportion of lower-priced deliveries from Other U.S. markets. For the first nine months of 1999, the average selling price in California increased 12.3% to $242,700 from $216,100 for the first nine months of 1998 and the average selling price in Other U.S. operations increased 8.0% to $128,800 from $119,300. Increases occurred in all domestic categories as a result of the inclusion of higher-priced deliveries from the Lewis Homes operations in California and Nevada, and selected increases in sales prices in certain markets due to favorable market conditions. In France, the average selling price for the nine month period rose 13.7% to $162,400 in 1999 from $142,900 in 1998, primarily due to a change in the mix of deliveries and price appreciation in the French housing market.

Company-wide revenues from land sales totaled $24.9 million and $20.2 million in the first nine months of 1999 and 1998, respectively.

Operating income increased by $38.0 million or 88.1% to $81.2 million in the third quarter of 1999 from $43.2 million in the third quarter of 1998. As a percentage of construction revenues, operating income increased by 1.1 percentage points to 7.8% in the third quarter of 1999 compared to 6.7% in the third quarter of 1998. Gross profits increased by $83.1 million, or 68.8%, to $203.9 million in the third quarter of 1999 from $120.8 million in the prior year's period. During this same period, housing gross profits increased by $82.1 million or 67.1% to $204.4 million from $122.3 million. Gross profits as a percentage of construction revenues increased to 19.6% in the third quarter of 1999 from 18.7% in the year-earlier quarter as housing gross margin rose to

20.0% in the third quarter of 1999 from 19.4% in the same quarter of 1998. Housing gross margin for the three months ended August 31, 1999 improved primarily due to operating efficiencies derived from implementing the KB2000 business model and price increases in a number of the Company's major markets. During the third quarter of 1999, land sales generated a loss of $.4 million compared to a loss of $1.5 million generated in the third quarter of 1998.

Selling, general and administrative expenses increased by $45.1 million to $122.7 million in the three months ended August 31, 1999 from $77.6 million in the corresponding 1998 period. As a percentage of housing revenues, selling, general and administrative expenses decreased .3 percentage points to 12.0% in the third quarter of 1999 from 12.3% for the year-earlier period. The quarterly year-over-year improvement in the selling, general and administrative expense ratio reflects the Company's commitment to obtaining operating efficiencies as it grows its businesses pursuant to its KB2000 operational business model. The favorable impact of the Company's higher volumes on the selling, general and administrative expense ratio was partially offset by goodwill amortization and other expenses related to the Lewis Homes transaction, as well as increased expenditures on information systems in support of the KB2000 business model and completion of the Company's year 2000 compliance plan.

For the first nine months of 1999, operating income increased by $72.2 million or 83.7% to $158.5 million from $86.3 million in the corresponding period of 1998 as higher gross profits were partially offset by increased selling, general and administrative expenses. Gross profits increased by $194.2 million, or 66.7%, to $485.1 million in the first nine months of 1999 from $290.9 million in the first nine months of 1998 with housing gross profits increasing by $192.3 million to $485.6 million from $293.3 million during this same period. Gross profits as a percentage of construction revenues increased to 18.9% in the first nine months of 1999 from 18.3% in the year-earlier period primarily due to an increase in the Company's housing gross margin to 19.1% from 18.7% for the same periods. The increase in the Company's housing gross margin for the nine months ended August 31, 1999 resulted from a higher housing gross margin on new KB2000 deliveries entering the mix as well as market driven price increases in selected communities, particularly in California. Partially offsetting these improvements was the negative impact of purchase accounting associated with the Lewis Homes transaction. Company-wide land sales generated a loss of $.5 million for the first nine months of 1999 compared to a loss of $2.3 million for the first nine months of 1998.

Selling, general and administrative expenses increased by $121.9 million to $326.6 million for the first nine months of 1999 from $204.7 million for the same period of 1998; however, as a percentage of housing revenues, selling, general and administrative expenses decreased by .2 percentage points to 12.8% for the first nine months of 1999 from 13.0% in the corresponding period of 1998. This improvement was due to the strong increase in unit volume, partially offset by increased expenditures for information systems in support of the KB2000 operational business model and the Company's year 2000 compliance plan, and by goodwill amortization and other expenses related to the Lewis Homes transaction.

Interest income totaled $1.8 million in the third quarter of 1999 compared to $1.3 million in the third quarter of 1998. For the first nine months, interest income totaled $5.6 million in 1999 and $4.1 million in 1998. The rise in interest income in the third quarter and first nine months of 1999 reflected an increase in the interest bearing average balances of short-term investments and mortgages receivable compared to the same periods a year ago.

Interest expense (net of amounts capitalized) increased by $2.6 million to $7.1 million in the third quarter of 1999 from $4.5 million in the third quarter of 1998. For the nine months ended August 31, 1999, interest expense increased by $.9 million to $20.2 million from $19.3 million for the nine months ended August 31, 1998. Gross interest incurred in the three months and nine months ended August 31, 1999 was higher than that incurred in the corresponding year ago periods by $6.9 million and $14.6 million, respectively, reflecting an increase in average indebtedness, primarily as a result of the Lewis Homes acquisition and new community growth in 1999. The percentage of interest capitalized during the three months ended August 31, 1999 and 1998 was 65.8% and 67.6%, respectively. For the nine month period ended August 31, this percentage was 63.7% in 1999 and 52.8% in 1998. The higher capitalization rate in the first nine months of 1999 resulted from the effects of the issuance of the Feline Prides in the third quarter of 1998 and a higher proportion of land under development in 1999, compared to the previous year. The amount of interest capitalized as a percentage of gross interest incurred and distributions associated with the Feline Prides was 55.7% and 58.1%, respectively, for the three months ended August 31, 1999 and 1998 and 52.9% and 50.0% for the nine months ended August 31, 1999 and 1998, respectively.

Minority interests totaled $8.6 million in the third quarter of 1999 and $2.4 million in the third quarter of 1998. For the first nine months of 1999, minority interests totaled $21.1 million compared to $2.8 million for the same period a year ago. Minority interests for the three months and nine months ended August 31, 1999 are comprised of two major components: pretax income of consolidated subsidiaries and joint ventures related to residential and commercial activities and distributions associated with the Company's Feline Prides issued in July 1998. Minority interests for the third quarter and first nine months of 1999 increased from the corresponding periods of 1998 due to an increase in joint venture activity and the inclusion of distributions of $3.8 million and $11.4 million, respectively, related to the Feline Prides. The three months and nine months ended August 31, 1998 included distributions of $2.3 million related to the Feline Prides. Minority interests are expected to be at higher levels for the remainder of 1999.

Equity in pretax income of unconsolidated joint ventures in the third quarter of 1999 totaled $.6 million compared to $.1 million recorded in the third quarter of 1998. The Company's unconsolidated joint ventures generated no revenues during the three months ended August 31, 1999 compared to $2.0 million generated in the corresponding period of 1998. For the first nine months of 1999, the Company's equity in pretax income of unconsolidated joint ventures totaled $.6 million compared to $.4 million for the same period of 1998. Combined revenues from these joint ventures totaled $.7 million in the first nine months of 1999 and $9.5 million in the first nine months of 1998. All of the unconsolidated joint venture revenues in the 1999 and 1998 periods were generated from residential properties.

MORTGAGE BANKING

Interest income and interest expense increased by $1.2 million and $.7 million, respectively in the third quarter of 1999 compared to the same quarter a year ago. For the first nine months of 1999, interest income from mortgage banking activities rose by $2.2 million and related interest expense increased by $1.2 million from the same period of 1998. Interest income for the three and nine month periods increased due to the higher balance of first mortgages held under commitment of sale and other receivables outstanding during the 1999 periods. The increase in interest expense resulted from the higher amount of notes payable outstanding during the third quarter and first nine months of 1999 compared to the same periods of 1998.

Other mortgage banking revenues increased by $3.5 million to $11.6 million in the third quarter of 1999 from $8.1 million in the prior year's third quarter. For the first nine months of 1999, other mortgage banking revenues totaled $30.0 million, an increase of $9.5 million from $20.5 million in the first nine months of 1998. These increases were primarily the result of higher gains on the sale of servicing rights due to a higher level of mortgage originations associated with increases in the Company's unit volume in the United States.

General and administrative expenses associated with mortgage banking activities increased by $.6 million to $3.1 million in the third quarter of 1999 from $2.5 million for the same period a year ago. For the nine month periods, these expenses totaled $8.9 million in 1999 and $7.1 million in 1998. The increase in general and administrative expenses in 1999 was primarily due to higher mortgage production volume.

Secondary marketing trading loss in the quarter ended August 31, 1999 resulted from unauthorized mortgage loan trading activity by an employee of the Company's mortgage banking subsidiary. On August 31, 1999, the Company disclosed that it had discovered a pretax trading loss of $18.2 million ($11.8 million, or $.24 per diluted share, on an after tax basis). It is normal practice for the Company's mortgage banking subsidiary to sell loans into the market that approximately match loan commitments to the Company's homebuyers. This practice is intended to hedge exposure to changes in interest rates that may occur until loans are sold to secondary market investors in the ordinary course of business. The loss was the result of a single employee engaging in unauthorized mortgage loan trading largely unrelated to mortgage originations. The employee who conducted the unauthorized trading was terminated.

INCOME TAXES

Income tax expense totaled $20.6 million and $15.2 million in the third quarter of 1999 and 1998, respectively. For the first nine months of 1999, income tax expense totaled $44.7 million compared to $28.8 million in the same period of 1998. The income tax amounts represented effective income tax rates of approximately 35% in both periods of 1999 and 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. For the nine months ended August 31, 1999, net cash used by operating, investing and financing activities totaled $23.6 million compared to $58.4 million used in the nine months ended August 31, 1998.

Operating activities for the first nine months of 1999 used $144.7 million of cash compared to $48.8 million used during the same period of 1998. The Company's uses of operating cash in the first nine months of 1999 included an increase in receivables of $145.9 million and net investments in inventories of $258.8 million (excluding the effect of acquisitions and $18.4 million of inventories acquired through seller financing). Sources of operating cash in the first nine months of 1999 included nine months' earnings of $82.9 million, an increase in accounts payable, accrued expenses and other liabilities of $127.0 million, and various noncash items deducted from net income.

Operating activities for the first nine months of 1998 used cash to fund an investment of $132.1 million in inventories (excluding $24.5 million of inventories acquired through seller financing). Excluding the Company's acquisitions of Hallmark, PrideMark and Estes, and its purchase of a majority ownership investment in General Homes, inventories increased, primarily in the Company's domestic operations, reflecting the Company's continued growth throughout its U.S. markets. The cash used was partially offset by nine months' earnings of $53.4 million, a reduction in receivables of $18.2 million and various noncash items deducted from net income. The reduction in receivables related primarily to a lower balance of mortgages held under commitment of sale due to lower mortgage origination volume in the third quarter of 1998 compared to the fourth quarter of 1997.

Cash used by investing activities totaled $30.2 million in the nine months ended August 31, 1999 compared to $162.3 million used in the year-earlier period. In the first nine months of 1999, $11.6 million of cash, net of cash acquired, was used for acquisitions, $15.4 million was used for net purchases of property and equipment, $13.7 million was used for distributions related to investments in unconsolidated joint ventures and $1.9 million was used for originations of mortgages held for long-term investment. Partially offsetting these uses was $12.4 million of proceeds received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral. In the first nine months of 1998, a total of $162.8 million of cash, net of cash acquired, was used for the acquisitions of Hallmark, PrideMark and Estes and the acquisition of a majority ownership investment in General Homes. During this same period, $13.1 million was used for net purchases of property and equipment. Among amounts partially offsetting these 1998 nine month uses were $10.3 million of proceeds received from mortgage-backed securities and $2.2 million from the net sales of mortgages held for long-term investment.

Financing activities provided $151.3 million of cash in the first nine months of 1999 compared to $152.8 million provided in the first nine months of 1998. In the first nine months of 1999, cash was provided from net proceeds from borrowings of $203.2 million. Partially offsetting the cash provided were payments to minority interests of $21.3 million, payments on collateralized mortgage obligations of $11.8 million, cash dividend payments of $10.8 million and repurchases of common stock of $8.0 million. Financing activities in the first nine months of 1998 resulted in net cash inflows due mainly to proceeds of $183.1 million from the issuance of the Feline Prides in July 1998, partially offset by net payments on borrowings of $ 8.9 million, payments to minority interests in consolidated joint ventures of $2.8 million, payments on collateralized mortgage obligations of $9.7 million and cash dividend payments of $8.9 million.

The Company acquired the remaining equity interest in Houston-based General Homes effective January 4, 1999. The Company invested approximately $14.5 million to acquire the remaining 49.7% of the outstanding stock of General Homes, bringing its ownership interest to 100%.

Effective January 7, 1999, the Company acquired substantially all of the homebuilding assets of Lewis Homes. Lewis Homes is engaged in the acquisition, development and sale of residential real estate in California and Nevada. Prior to the acquisition, Lewis Homes, based in Upland, California, was one of the largest privately held single-family homebuilders in the United States based on units delivered, with revenues for the year ended

December 31, 1998 of $715 million on 3,631 unit deliveries. Lewis Homes also owned or controlled approximately 24,000 lots and had a backlog of approximately 900 homes at December 31, 1998. Lewis Homes' principal markets were Las Vegas and Northern Nevada, Southern California, and the greater Sacramento area in Northern California.

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

On August 28, 1999, the Company completed the acquisition of a majority ownership investment in a France-based builder of apartments. The Company acquired 75% of the outstanding shares of the builder for a total price of $12.0 million. The acquisition was financed by a three-year bank loan that provides for interest at the Euro Interbank Offered Rate plus 1.45%. Accounted for under the purchase method, the results of operations of the builder are included in the Company's consolidated financial statements as of the date of acquisition. The excess of the purchase price over the estimated fair value of net assets acquired was $10.0 million and was allocated to goodwill. The Company is amortizing goodwill related to the acquisition on a straight-line basis over a period of ten years.

On July 1, 1999, the Company's Board of Directors authorized a share repurchase program which allows the Company to purchase up to 2,500,000 shares of the Company's common stock at prices not to exceed $28 per share. In connection with this repurchase program, on August 27, 1999, the Company established a grantor stock ownership trust (the "Trust") into which the repurchased shares are being transferred. The Trust, administered by an independent trustee, acquires, holds and distributes shares of common stock for the purpose of funding certain compensation and benefit obligations of the Company under its existing stock option, stock purchase and other employee benefit plans. The Trust will not increase or otherwise alter the amount of benefits or compensation that will be paid under these plans.

For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders' equity in the Company's consolidated balance sheet. The difference between the Trust share value and the fair market value on the date shares are released from the Trust will be included in additional paid-in capital. Common stock held in the Trust is not considered outstanding in the computation of earnings per share. The Trust held 381,900 shares of common stock at August 31, 1999. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

On May 25, 1999, the Company's mortgage banking subsidiary entered into a $150 million Master Loan and Security Agreement. The agreement, which expires on May 25, 2000, provides for a facility fee based on the $150 million maximum amount available and provides for interest to be paid monthly at the Eurodollar Rate plus an applicable spread on amounts borrowed. The amount outstanding under the agreement is secured by a borrowing base, which includes certain mortgage loans held under commitment of sale and is repayable from proceeds on the sales of first mortgages. There are no compensating balance requirements under the agreement. The terms of the agreement include financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios and a minimum tangible net worth.

As of August 31, 1999 the Company had $276.2 million available under its $500 million domestic unsecured revolving credit facility. The Company's French unsecured financing agreements, totaling $197.1 million, had in the aggregate $105.8 million available at August 31, 1999. The Company's mortgage banking operations had borrowed the maximum amount available under its $250 million secured revolving mortgage warehouse facility at August 31, 1999 and had $79.5 million available under its $150 million Master Loan and Security Agreement. The Company's financial leverage, as measured by the ratio of debt to total capital was 53.4% at the end of the 1999 third quarter compared to 46.6% at the end of the 1998 third quarter, primarily due to the impact of the Lewis Homes acquisition. Despite the Company's share repurchase program and the impact of the secondary marketing trading loss, the Company's debt to total capital at August 31, 1999 was down slightly from 53.5% at May 31, 1999.

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

State of Year 2000 Readiness. The scope of the Company's year 2000 compliance effort has been defined to include 13 distinct projects. Four of the 13 projects addressed areas of greatest business risk and required the greatest technical effort and, therefore, were given the highest priority. These four high priority projects were: conversion and upgrade of the Company's JD Edwards primary accounting programs (the "JD Edwards Programs"); conversion and upgrade of the operating systems for the Company's Texas operations which were not previously associated with the JD Edwards Programs; conversion and upgrade of the operating systems for the Company's mortgage banking operations which were not associated with the JD Edwards Programs; and the upgrade of the Company's primary computer network and personal computers. As of September 30, 1999, these four high priority projects were substantially and timely completed and certified as year 2000 compliant by key management participants.

The remaining nine projects that comprise the balance of the Company's year 2000 compliance effort present a lower business risk and require less technical effort to complete. Eight of these remaining nine projects were comprised of the following: conversion of business unit personal computer applications and templates that are not associated with the JD Edwards Programs; upgrade of the Company's telephone and voice mail systems; certification of year 2000 readiness or upgrade of the Company's fax machines, copiers, miscellaneous equipment and office facilities; verification, involving three projects, that material third-party suppliers to the

Company are year 2000 compliant; upgrade and/or certification of the systems used by the Company's operations in France; and certification and/or upgrade of the systems used by the Company's operations in Mexico. All required remediation had been substantially completed on these eight of the remaining nine projects as of September 30, 1999 and testing had been performed to validate the success. Subject to completion of a limited number of follow-up actions, the key management participants certified these projects as year 2000 compliant. The Company's final remaining project consists of the Company's contingency plan in the event problems are encountered beyond the Company's control as the year 2000 begins ("Project 13"). Project 13 is currently in the assessment stage and is expected to be completed by October 31, 1999 in order to substantially mitigate the potential impact of problems arising beyond the Company's control.

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

Cost of Addressing Year 2000 Issues. Several of the projects included in the Company's year 2000 plan are projects which were necessary to support the Company's KB2000 operational business model, and would have been undertaken regardless of year 2000 exposure. The total cost of all of the Company's projects associated with its year 2000 plan is currently estimated to be approximately $4.1 million; however, because such projects involve conversions and upgrades that were not necessitated to meet year 2000 concerns, it is not possible to determine the portion of that amount which is specifically attributable to year 2000 compliance efforts. The total amount expended on all projects related to year 2000 compliance was $3.8 million as of August 31, 1999. The Company believes that the total costs incurred to specifically address the year 2000 issue will not have a material impact on the Company's liquidity, financial condition or results of operations, for any year in the reasonably foreseeable future. The schedule for the successful completion of the Company's year 2000 project and the estimated costs are based upon certain assumptions by management regarding future events, including the continued availability of qualified resources to implement the program and the costs of such resources.

Risks Presented by Year 2000 Issues. The Company's failure to resolve a material year 2000 issue could result in the interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations. Although the Company considers its exposure to the year 2000 issue risks from third-party suppliers as generally low, due to the uncertainty of the year 2000 readiness of third-party suppliers, the Company is unable to determine at this time (and will be unable to determine with certainty even upon the completion of Project 13) the consequences of a year 2000 failure. In addition, the Company could be materially impacted by the widespread economic or financial market disruption by year 2000 computer system failures at government agencies on which the Company is dependent for mortgage lending, zoning, building permits and related matters. Possible risks of year 2000 failure could include, among other things, delays or errors with respect to payments, third-party delivery of materials and government approvals. The Company's year 2000 project is expected to significantly reduce the Company's level of uncertainty and exposure to the year 2000 issue and, in particular, its vulnerability to the year 2000 compliance of material third parties. To date, the Company has not identified any operating systems, either of its own or of a third-party supplier, that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented.

Contingency Plan. The Company's year 2000 effort calls for a year 2000-specific contingency plan to be developed as Project 13. The Project 13 plan is expected to be completed by October 31, 1999. As a normal course of business, the Company maintains contingency plans designed to address various other potential business interruptions. In addition to the Company's year 2000-specific contingency plan, these pre-existing contingency plans should assist in mitigating any adverse effect because of the interruption of support provided by third parties resulting from their failure to be year 2000 ready.

Management currently believes that its operating systems are substantially year 2000 compliant at this time, subject to certain minor follow-up actions, and that its third-party verification and overall contingency plans (including Project 13) should enable it to mitigate third-party disruptions to its business which are of short duration or geographically localized. At the present time, management believes that the year 2000 issue will not have a material adverse effect on the Company's liquidity, financial condition or results of operations.

                                     OUTLOOK

The Company's residential backlog as of August 31, 1999 consisted of 10,809 units, representing aggregate future revenues of approximately $1.75 billion, up 41.7% and 54.6%, respectively, from 7,630 units, representing aggregate future revenues of approximately $1.13 billion, a year earlier. The backlog units at August 31, 1999 included 2,105 units from the Lewis Homes operations. Company-wide net orders for the third quarter of 1999 totaled 5,347, up 37.7% compared to the 3,883 net orders generated in the third quarter of 1998. Excluding the impact of acquisitions within the trailing twelve month period, the unit net orders in the third quarter of 1999 increased 3.4% over the year ago quarter reflecting growth and maturation in the Company's existing businesses and generally favorable market conditions in the Company's major markets.

The Company's domestic operations accounted for approximately $1.51 billion of backlog value on 9,353 units at August 31, 1999, up from $983.6 million on 6,683 units at August 31, 1998, reflecting higher backlogs from both California and Other U.S. operations. Backlog in California increased to approximately $631.8 million on 2,630 units at August 31, 1999 from $389.0 million on 1,722 units at August 31, 1998 as net orders increased 48.6% to 1,660 in the third quarter of 1999 from 1,117 for the same quarter a year ago. Other U.S. operations also demonstrated significant year-over-year growth in backlog levels with the backlog value at August 31, 1999 increasing to approximately $882.5 million on 6,723 units from $594.6 million on 4,961 units at August 31, 1998, reflecting a 33.1% increase in Other U.S. net orders to 3,177 in the third quarter of 1999 from 2,387 in the year-earlier quarter. The year-over-year growth in total United States backlog units and value resulted from the Lewis Homes acquisition completed during the first quarter of 1999, improved order rates reflecting generally good market conditions throughout the United States and the Company's emphasis on pre-sales. Excluding backlog related to the Lewis Homes acquisition, the Company's domestic unit backlog as of August 31, 1999 rose 10.9% from the previous year. Improved market conditions in California and the success of the Company's communities designed under its KB2000 operational business model also contributed to the increase in total United States backlog levels. The average number of active communities in the Company's domestic operations for the third quarter of 1999 increased 38.3% from the same quarter a year ago, to 267 from 193, representing a 30.9% increase in California and a 42.4% increase in Other U.S operations.

In France, the value of residential backlog at August 31, 1999 was approximately $231.0 million on 1,442 units, up from $138.8 million on 909 units a year earlier. The Company's net orders in France increased by 38.1% to 511 units in the third quarter of 1999 from 370 units in the third quarter of 1998. The value of backlog associated with the Company's French commercial development activities totaled approximately $1.4 million at August 31, 1999 and $.7 million at August 31, 1998.

In Mexico, the value of residential backlog at August 31, 1999 was approximately $4.6 million on 14 units compared to $9.7 million on 38 units at August 31, 1998. Mexico's economy has shown signs of recovering from the country's deep recession brought about by the 1994 devaluation of its currency. Nevertheless, economic conditions remain unsettled and the Company has decided to deliver its current backlog and sell the remaining lots at its sole Mexico project while it reassesses its strategy with regard to operating in Mexico.

Substantially all of the homes included in residential backlog are expected to be delivered; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

Company-wide net orders for the month of September 1999 increased 7.8% from the comparable period of 1998. During this same period, domestic net orders were up 15.1%, reflecting a 56.9% increase in California net orders, due largely to the inclusion of the Lewis Homes operations, and a 1.1% increase in net orders from Other U.S. operations. In France, net orders for September 1999 decreased 32.5% compared with the same period of 1998 primarily due to existing communities selling out more quickly than expected. The Company expects French net orders to improve with the opening of 40 new communities planned for October and November of 1999. Despite the overall improvement in domestic net orders, current global market uncertainties, mortgage interest rate volatility, declines in consumer confidence and/or other factors could have mitigating effects on full year results.

For the balance of 1999, the Company plans to remain focused on the two primary initiatives it originally established in 1997: deepening the implementation of its KB2000 operational business model throughout the Company's operations and continued growth. To advance these initiatives, the Company will continue to concentrate on its two complementary strategies consisting of establishing sizable local market positions and maintaining its focus on selected strategic acquisitions.

The Company is also in the process of reviewing all of its assets and businesses for the purpose of monetizing non-strategic or marginal positions, and has instituted more stringent criteria for prospective land acquisitions. These initiatives are intended to result in making higher near term cash flows available to reduce debt and/or repurchase additional stock. The Company believes that the improvement in its debt ratio at August 31, 1999 compared to the ratio established at the end of the preceding quarter which occurred despite the stock buyback program and mortgage banking trading loss, reflects the early benefits of this review.

Notwithstanding the asset review, the Company hopes to continue to increase overall unit deliveries in future years. Subject to various risk factors, the Company's growth strategies include expanding existing operations to sizable market volume levels, as well as entering new markets at high volume levels, principally through acquisitions. Growth in existing markets will be driven by the Company's ability to increase the average number of active communities in its major markets through the successful implementation of its KB2000 operational business model.

In January 1999, the Company continued its growth through acquiring the remaining minority interest in General Homes and completing its purchase of Lewis Homes; each acquisition greatly supplemented growth in the Company's existing Houston, California and Nevada markets. On August 13, 1999, the Company expanded its foreign operations by acquiring a France-based builder of apartments. Including the Lewis Homes operations, which are expected to deliver approximately 3,500 homes in 1999, the Company believes it will be the largest homebuilder in the United States in 1999, as measured by the total number of units delivered during the year. The Company continues to explore opportunities to enter new markets and plans to grow in its existing markets with growth in both new and existing markets expected to be supplemented by strategic acquisitions.

As part of its strategic asset review, the Company is currently studying alternatives with regard to its French operations. To the extent the Company elects to sell all or a portion of its interest in its French operations, proceeds would be available to reduce domestic debt or repurchase Company stock. Further, the Company announced in August, 1999, its agreement to joint venture its interest in "City Ranch", a master planned community in north Los Angeles County, California, a step which is also reflective of its asset review process.

In the aggregate, the Company expects to meet its previously-announced goal of delivering approximately 21,500 units Company-wide in 1999. The Company believes, as it previously disclosed on August 31, 1999, that its outlook for fourth quarter and full-year earnings per share remains unchanged, other than the impact on full-year earnings resulting from the unauthorized trading. Further, based on its current projections, the Company expects to establish record earnings in fiscal 2000 although this goal could be materially affected by various risk factors such as changes in general economic conditions either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence and the extent of its internal asset review, among other things. In particular, interest rates have risen since the beginning of the Company's 1999 fiscal year. Recent increases in short-term interest rates instituted by the Federal Reserve Board may give rise to further increases in mortgage interest rates. Nevertheless, the Company is confident of its ability to achieve record earnings in 1999, despite the Company's mortgage banking operations' unauthorized trading loss and is confident in its outlook for another record year of earnings in 2000. With the addition of the companies acquired in 1998 and 1999, including Lewis Homes, and high current backlog levels, the Company believes it is well positioned to achieve record earnings in 2000.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, national or regional changes in general economic conditions, employment levels, costs of homebuilding material and labor, home mortgage and other interest rates, the secondary market for mortgage loans, competition, currency exchange rates as they affect the Company's operations in France, consumer confidence, government regulation or restrictions on real estate development, capital or credit market conditions affecting the Company's cost of capital, the availability and cost of land in desirable areas, environmental factors, governmental regulations, unanticipated violations of Company policy, the success of the Company and its significant suppliers in identifying and addressing operating systems and programs that are not year 2000 ready, property taxes, and unanticipated delays in the Company's operations. See the Company's Annual Report on Form 10-K for the year ended November 30, 1998 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company's business.

The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Geographical Information

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three months and nine months ended August 31, 1999 and 1998, together with backlog data in terms of units and value by geographical market as of August 31, 1999 and 1998.

                                         Three Months Ended August 31,
                               ------------------------------------------------
                                    Deliveries                   Net Orders
                               ------------------           -------------------
Market                          1999         1998            1999         1998
------                         -----        -----           -----        ------
California                     1,629        1,225           1,660        1,117

Other U.S.                     3,526        2,567           3,177        2,387

Foreign                          948          375             510          379
                               -----        -----           -----        -----
    Total                      6,103        4,167           5,347        3,883
                               =====        =====           =====        =====


                                   Nine Months Ended August 31,
                      ----------------------------------------------------
                                                                                                                 Backlog - Value
                             Deliveries                   Net Orders                Backlog - Units               In Thousands
                      ------------------------    ------------------------    -------------------------     ------------------------
Market                   1999          1998          1999          1998          1999           1998           1999          1998
------                ----------    ----------    ----------    ----------    ----------     ----------     ----------    ----------
California                 4,258         3,371         5,336         3,777         2,630*         1,722     $  631,823    $  388,998

Other U.S.                 9,504         5,846        10,889         7,356         6,723*         4,961*       882,538       594,575

Foreign                    1,759           988         1,962         1,327         1,456*           947        235,544       148,464
                      ----------    ----------    ----------    ----------    ----------     ----------     ----------    ----------
    Total                 15,521        10,205        18,187        12,460        10,809*         7,630*    $1,749,905    $1,132,037
                      ==========    ==========    ==========    ==========    ==========     ==========     ==========    ==========

* Backlog amounts for 1999 have been adjusted to reflect the acquisitions of Lewis Homes and a France-based builder. Therefore, backlog amounts at November 30, 1998 combined with net order and delivery activity for the first nine months of 1999 will not equal ending backlog at August 31, 1999. Similarly, backlog amounts for 1998 were adjusted to reflect the acquisitions of Hallmark, PrideMark and Estes, as well as acquisition of a majority interest in General Homes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Report on Form 8-K

No reports on Form 8-K were filed during the quarter ended August 31, 1999.

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


                                        KAUFMAN AND BROAD HOME CORPORATION
                                        ----------------------------------------
                                        Registrant


Dated    October 15, 1999               /s/ BRUCE KARATZ
      -----------------------           ----------------------------------------
                                        Bruce Karatz
                                        Chairman, President and Chief Executive
                                        Officer
                                       (Principal Executive Officer)


Dated    October 15, 1999               /s/ MICHAEL F. HENN
      -----------------------           ----------------------------------------
                                        Michael F. Henn
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)

                                                                    Page of
                                                                  Sequentially
                                                                 Numbered Pages
                                                                ----------------
     INDEX OF EXHIBITS

     27   Financial Data Schedule                                      25