Form 10-K
period 1999-11-30
KAUFMAN & BROAD HOME CORP
filed 2000-02-28
CIK 795266

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ---------- TO ----------.

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

                                                                                  NAME OF EACH EXCHANGE
                            TITLE OF EACH CLASS                                    ON WHICH REGISTERED
COMMON STOCK (PAR VALUE $1.00 PER SHARE)                                         NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK             NEW YORK STOCK EXCHANGE
INCOME PRIDES                                                                    NEW YORK STOCK EXCHANGE
GROWTH PRIDES                                                                    NEW YORK STOCK EXCHANGE
9 3/8% SENIOR SUBORDINATED NOTES DUE 2003                                        NEW YORK STOCK EXCHANGE
7 3/4% SENIOR NOTES DUE 2004                                                     NEW YORK STOCK EXCHANGE
9 5/8% SENIOR SUBORDINATED NOTES DUE 2006                                        NEW YORK STOCK EXCHANGE

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

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE COMPANY ON FEBRUARY 15, 2000 WAS $799,499,850. EXCLUDED FROM THE CALCULATION OF MARKET VALUE ON FEBRUARY 15, 2000 ARE 6,491,400 SHARES HELD BY THE REGISTRANT'S GRANTOR STOCK OWNERSHIP TRUST.

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK ON FEBRUARY 15, 2000 WAS AS FOLLOWS:

     Common Stock (par value $1.00 per share) 41,620,554 shares. Excluded from the calculation of shares outstanding on February 15, 2000 are 6,491,400 shares held by the Registrant's Grantor Stock Ownership Trust.

                      DOCUMENTS INCORPORATED BY REFERENCE

  1999 Annual Report to Stockholders (incorporated into Part II).

  Notice of 2000 Annual Meeting of Stockholders and Proxy Statement (incorporated into Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company is a builder of single-family homes with domestic operations in six western states, and international operations in France. Domestically, in 1999, the Company became the largest homebuilder in the United States based on the number of homes delivered. Founded in 1957, the Company builds innovatively designed homes which cater primarily to first-time homebuyers, generally in medium-sized developments close to major metropolitan areas. Internationally, the Company also builds commercial projects and high density residential properties such as condominium complexes. The Company is among the largest builders in France based on the number of homes delivered. The Company provides mortgage banking services to domestic homebuyers through its wholly owned subsidiary, Kaufman and Broad Mortgage Company ("KBMC").

     The Company is a Delaware corporation and maintains its principal executive offices at 10990 Wilshire Boulevard, Los Angeles, California 90024. The Company's telephone number is (310) 231-4000 and its Internet address is www.kbhomes.com. As used herein, the term "Company" refers to Kaufman and Broad Home Corporation and its subsidiaries, unless the context indicates otherwise.

MARKETS

     The Company achieved an all-time record 22,422 unit deliveries in 1999 (excluding 38 deliveries from certain unconsolidated joint ventures) and became the largest homebuilder in the United States, as measured by unit deliveries. The Company's unit deliveries for the year ended November 30, 1999 were approximately 47% higher than the previous Company record of 15,213 units established in 1998. The increase in deliveries in 1999 reflected increases in all of the Company's key markets. Growth in domestic deliveries reflected an increase in the average number of active communities resulting from the Company's continued expansion of its operations and the acquisitions completed in 1999 and 1998. In January 1999, the Company completed its purchase of substantially all of the homebuilding assets of the Lewis Homes group of companies ("Lewis Homes"). Prior to the acquisition, Lewis Homes was one of the largest privately held single-family homebuilders in the United States based on units delivered. Lewis Homes' principal markets were Las Vegas and Northern Nevada, Southern California and the greater Sacramento area in Northern California. The Company also acquired the remaining minority interest in Houston-based General Homes Corporation ("General Homes") in January 1999 (The Company had acquired a majority interest in General Homes in August 1998). During the second quarter of 1998, the Company completed its acquisitions of Houston-based Hallmark Residential Group ("Hallmark"), Phoenix/Tucson-based Estes Homebuilding Co. ("Estes") and the assets of Denver-based PrideMark Homebuilding Group ("PrideMark"). Growth in French deliveries in 1999 resulted partly from improved market conditions and the acquisition of Park, a French condominium builder, in the second half of 1999.

     Since 1997, the Company has nearly doubled its annual unit deliveries and more than doubled its unit backlog. The Company hopes to continue to increase unit deliveries in future years, with its current primary growth strategies to expand existing operations to optimal market volume levels, while entering new markets, at high volume levels, through acquisitions. The Company's growth could be materially affected by various risk factors such as changes in general economic conditions either nationally or in regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence, among other things. Nevertheless, the Company hopes to continue to grow its business in 2000.

     During 1999, the average number of active communities operated by the Company was 315, an increase of approximately 50% over 1998. The average selling price of the Company's homes was $166,500 in 1999, up approximately 6% from 1998 due to the inclusion of somewhat higher-priced deliveries in California and Nevada related to the Lewis Homes acquisition, as well as higher-priced deliveries in France. In addition, the Company increased prices in certain fast selling, hard to replace communities due to improved market conditions in several of its major markets.

     The Company's principal geographic markets as of November 30, 1999 were:
California; "Other U.S." (comprised of the Company's operations in Arizona, Colorado, Nevada, New Mexico and Texas); and France (principally metropolitan Paris). The Company delivered its first homes in California in 1963, France in 1970, Nevada in 1993, Arizona and Colorado in 1994, New Mexico in 1995 and Texas in 1996.

     To enhance its operating capabilities in regional submarkets, the Company conducted its domestic homebuilding business in 1999 through five divisional offices in California, one divisional office in each of Colorado and New Mexico, two divisional offices in both Nevada and Arizona, and four divisional offices in Texas. In addition, the Company operated 15 new home showrooms in 1999. Internationally, the Company operates its construction business through two divisional offices in France.

     California. During the first half of the 1990s, weak conditions for new housing and general recessionary trends in California prompted the Company in 1993 to begin diversifying its business through aggressive expansion into other western states. Since 1995, the housing market has improved significantly in California with the number of permits issued increasing in each succeeding year. In 1999, new housing permits issued in the state increased approximately 8% from the prior year. In 1999, the Company's California deliveries rose approximately 30% from the previous year to 6,323 units, reflecting an increase of approximately 34% in the average number of active communities in the state. Growth in the Company's California operations in 1999 was primarily driven by the acquisition of Lewis Homes as well as improved market conditions. The Company's market share in California was nearly 7% in 1999, which was the largest market share of any homebuilder in the state.

     In Southern California, the Company conducts its homebuilding activity in Los Angeles, San Bernardino, Riverside, Ventura, Orange and San Diego counties. In Northern California, the Company's activities are conducted in the San Francisco Bay-Oakland-San Jose, Monterey Bay, Sacramento, Central Valley and Fresno regions.

     Most of the communities developed by the Company in California consist of single-family detached homes primarily designed for the entry-level housing market. These homes typically ranged in size from approximately 1,000 to 5,000 square feet in 1999 and sold at an average price of $246,000, well below the statewide new home average of $282,400, as a result of the Company's emphasis on the entry-level market. In 1999, the Company's average selling price in California increased approximately 10% from the previous year, reflecting the inclusion of higher-priced deliveries from the Lewis Homes operations and selected increases in sales prices in certain markets based on improved market conditions.

     Other U.S. In the early 1990s, the greatly improved business conditions in other western states coupled with the prolonged economic downturn in California caused the Company to expand its domestic operations outside California. Since 1996, the Company has more than tripled the annual number of unit deliveries generated from its Other U.S. operations. Deliveries from these operations totaled 13,610 units in 1999, up approximately 56% from the prior year. This increase was due to a higher average number of active communities, reflecting the Company's growth strategy and the inclusion of operating results from acquisitions. The Company's Other U.S. operations accounted for approximately 68% of its domestic home deliveries in 1999 compared to approximately 64% in 1998.

     The Company conducts its Other U.S. homebuilding activities in Phoenix and Tucson, Arizona; Denver, Colorado; Las Vegas and Reno, Nevada; Albuquerque, New Mexico; and Austin, Dallas, Houston and San Antonio, Texas.

     The communities developed by the Company's Other U.S. divisions primarily consist of single-family detached entry-level homes. These homes typically ranged in size from approximately 1,000 to 3,800 square feet in 1999 and sold at an average price of $129,900. The average selling price of the Company's Other U.S. homes increased approximately 9% in 1999 from $119,100 in 1998 due to the inclusion of higher-priced deliveries from the Lewis Homes operations in Nevada and selected increases in sales prices in certain markets due to favorable market conditions.

     France. The Company is one of the leading builders of homes (individual homes in communities and condominium units) in France. Its principal market in France is the Ile-de-France region, where it currently builds approximately 90% of its individual homes and approximately 66% of its condominium units. The Company also has activities in the regions of Marseille and Lyon (including Besancon), as well as in Strasbourg and Rouen. At one time, the Company carried out a large commercial building business; however, the Company's French commercial operations, which developed commercial office buildings in Paris for sale to institutional investors, became a smaller segment of the French operations as the French economy declined in the first half of the 1990s. During this time, the French economy experienced a significant recession reflecting low consumer confidence, high unemployment and declines in both consumer and business investments in real estate. Since 1996, the French economy has continued to improve. In 1999, housing deliveries from the Company's French homebuilding operations increased approximately 53% from the prior year to 2,465 units, partly due to improved market conditions. The Company's French operations focused primarily on single-family detached and attached homes in 1999, ranging in size from approximately 800 to 2,700 square feet. The average selling price of the Company's homes in France rose nearly 10% to $163,600 in 1999, primarily due to a change in the mix of deliveries and price appreciation in the French housing market. Revenues from the development of commercial buildings, all located in metropolitan Paris, totaled $.7 million in 1999, $1.5 million in 1998 and $2.7 million in 1997.

     On January 24, 2000, Kaufman & Broad S.A. ("KBSA"), the Company's wholly owned French subsidiary filed a preliminary public offering memorandum for the initial public offering of ordinary shares of KBSA. On February 7, 2000, KBSA successfully completed its public offering and is now listed on the Premier Marche of the ParisBourse. The offering of 5,148,937 shares (before exercise of the over allotment option) was made in France and in Europe and was priced at 23 euros per share, representing a total offering of approximately $120.0 million. Proceeds from the offering will be used to fund internal and external growth of the French homebuilding operations, obtain better financing conditions, and finance the payment of a dividend of approximately $85.0 million to the Company, which the Company will use to reduce its domestic debt and repurchase additional shares of its common stock. The Company continues to hold a majority interest in KBSA and will continue to consolidate these operations in its financial statements.

     Unconsolidated Joint Ventures. The Company participates in the development, construction and sale of residential properties and commercial projects through a number of unconsolidated joint ventures. These include joint ventures in California, Nevada, New Mexico, Texas and France.

     Selected Market Data. The following table sets forth, for each of the Company's principal markets, unit deliveries, average selling price of homes and total construction revenues for the years ended November 30, 1999, 1998 and 1997 (excluding the effects of unconsolidated joint ventures).

                                                                YEARS ENDED NOVEMBER 30,
                                                              ----------------------------
                                                                1999      1998      1997
                                                              --------  --------  --------
California:
  Unit deliveries...........................................     6,323     4,858     4,731
  Average selling price.....................................  $246,000  $224,500  $208,500
  Total construction revenues (in millions)(1)..............  $1,579.2  $1,105.9  $  993.9
Other U.S.:
  Unit deliveries...........................................    13,610     8,698     5,642
  Average selling price.....................................  $129,900  $119,100  $118,700
  Total construction revenues (in millions)(1)..............  $1,780.6  $1,042.4  $  670.6
Foreign:
  Unit deliveries...........................................     2,489     1,657     1,070
  Average selling price(2)..................................  $164,700  $152,400  $160,100
  Total construction revenues (in millions)(1)(2)...........  $  412.3  $  254.7  $  179.1
Total:
  Unit deliveries...........................................    22,422    15,213    11,443
  Average selling price(2)..................................  $166,500  $156,400  $159,700
  Total construction revenues (in millions)(1)(2)...........  $3,772.1  $2,403.0  $1,843.6

------------

(1) Total construction revenues include revenues from residential development, commercial activities and land sales.

(2) Average selling prices and total construction revenues for foreign operations have been translated into U.S. dollars using weighted average exchange rates for each period.

STRATEGY

     The Company remained focused throughout 1999 on two primary initiatives it originally established in 1997: deepening the implementation of its KB2000 operational business model and continuing growth. To advance these initiatives, the Company also concentrated on two complementary strategies consisting of establishing optimally large local market positions and maintaining its focus on integrating strategic acquisitions.

     The KB2000 operational business model emphasizes efficiencies generated from a more process-driven, systematic approach to homebuilding and also focuses on gaining a deeper understanding of customer interests and needs. Key elements of KB2000 include: improving the Company's understanding of customer desires and preferences through frequent and localized surveys; emphasizing pre-sales in contrast to speculative inventory; maintaining lower average levels of in-process and standing inventory; establishing even flow production; providing a wide spectrum of choice to customers in terms of location, design and options; offering low base prices; and reducing the use of sales incentives. Since first introducing the KB2000 operational business model in 1997, the Company has made significant progress in implementing it by, among other things, focusing on the pre-sale and backlog building strategy, developing and implementing a rigorous and detailed customer survey program, and opening new KB2000 communities and new home showrooms.

     In order to leverage the benefits of the KB2000 operational business model, the Company has concentrated on a strategy designed to achieve a leading position in its major markets. By operating in fewer, larger markets at sufficiently large volume levels, the Company believes it can better execute its KB2000 operational business model and use economies of scale to increase profits. The expected benefits of this strategy can include lower land acquisition costs, improved terms with suppliers and subcontractors, the ability to offer maximum choice and the best value to customers, and the retention of the best management talent.

     The Company hopes to continue to increase overall unit deliveries in future years. The Company's growth strategies include expanding existing operations to optimal market volume levels, as well as exploring entry into new markets at high volume levels, through acquisitions from time to time. Growth in existing markets will be driven by the Company's ability to increase the average number of active communities in its major markets through the continued successful implementation of its KB2000 operational business model. Although the Company has not made a major domestic acquisition since the January 1999 acquisition of Lewis Homes, the Company continues to employ an acquisition strategy which has enabled it to supplement growth in existing markets and facilitate expansion into new markets. The Company believes that expanding its operations through the acquisition of existing homebuilding companies affords several benefits such as established land positions and existing relationships with land owners, subcontractors and suppliers not found in start-up operations. During the last four fiscal years, the Company has made the following acquisitions:

 ENTITY ACQUIRED       DATE ACQUIRED                    MARKETS
-----------------    -----------------    -----------------------------------
Rayco                March 1996           San Antonio, Texas
SMCI                 July 1997            Paris, France
Hallmark             March 1998           Austin, Houston and San Antonio,
                                          Texas
PrideMark            March 1998           Denver, Colorado
Estes                April 1998           Phoenix and Tucson, Arizona
General Homes        August 1998*         Houston, Texas
Lewis Homes          January 1999         Las Vegas, Nevada and Northern
                                          Nevada; Southern California and the
                                          greater Sacramento area of
                                          California
Park                 August 1999          Paris, France

* The Company also acquired the remaining minority interest in General Homes in January 1999, bringing its total ownership interest to 100%.

     In identifying acquisition targets, the Company seeks homebuilders that possess the following characteristics: a business model similar to KB2000; access to or control of land to support growth; a strong management team; and a financial condition positioned to be accretive to earnings in the first full year following acquisition. The Company believes that acquisitions fitting these criteria will enable it to expand its operations in a focused and disciplined manner.

However, the Company's ability to acquire additional homebuilders could be affected by several factors, including, among other things, conditions in the U.S. securities markets, the Company's stock price, the general availability of applicable acquisition candidates, pricing for such transactions, competition among other national or regional builders for such target companies, changes in general economic conditions nationally and in target markets, and capital or credit market conditions.

     The Company is in the process of reviewing its assets and businesses for the purpose of monetizing non-strategic or marginal positions, and has instituted even more stringent criteria for prospective land acquisitions. Included among these initiatives is the Company's exploration of the sale of certain operating divisions, which do not individually or in the aggregate comprise a material portion of the Company's business. These initiatives are intended to increase cash flows available to reduce debt and/or repurchase additional stock.

LOCAL EXPERTISE

     Management believes that its business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes in specific markets and to assess the regulatory environment. Accordingly, the Company's divisional structure is designed to utilize local market expertise. The Company has experienced management teams in each of its regional submarkets. Although the Company has centralized certain functions, such as marketing, legal, materials purchasing and product development, to benefit from economies of scale, local management continues to exercise considerable autonomy in identifying land acquisition opportunities, developing sales strategies, conducting production operations and controlling costs. The Company seeks to operate at optimal volume levels in each of its markets in order to maximize its competitive advantages and the benefits of the KB2000 operational business model.

     In France, the Company has assembled a French management team which is highly experienced in its single-family housing and commercial real estate businesses as well as the financing, development and construction of high-density residential projects. This expertise includes knowledge of local markets and the regulatory environment.

INNOVATIVE DESIGNS AND MARKETING STRATEGIES

     The Company believes that it has been and continues to be an innovator in the design of entry-level homes for the first-time buyer. The Company's in-house architectural services group, whose plans are protected by copyright, has been successful in creating distinctive design features that are not typically found in comparably priced homes. In 1999, the Company continued its implementation of KB2000, seeking to keep construction costs and base prices as low as possible while achieving high quality levels and promoting customer choice.

     Certain elements of the KB2000 operational business model include achieving an in depth understanding of customer desires and preferences through detailed market surveys and providing a wide spectrum of choice to customers in terms of location, design and options. The Company's KB2000 communities offer entry-level homebuyers an abundance of choices and options which allows customers to customize their home to an extent not typically available with other builders. The Company provides flooring and other options and upgrades to its homebuyers through its new home showrooms. These showrooms, which are typically approximately 10,000 square feet, are located separately from divisional business offices and offer customers thousands of option combinations -- from floor plans to fireplaces to garage doors -- in a retail environment convenient to multiple communities. Company personnel are available at the showrooms to assist homebuyers in selecting options and upgrades. During 1999, the Company opened 2 new home showrooms, bringing its total to 15.

     The Company markets its homes to prospective buyers through various types of media, including newspaper advertisements, highway signs and direct mail. In addition, the Company extends its marketing programs beyond these more traditional approaches through the use of television advertising, off-site telemarketing and large-scale promotions. The Company maintains market and specific community information on its Internet website which can be reached at www.kbhomes.com. The Company also utilizes a houseCall(TM) Center, a phone service center designed to bring potential buyers to its communities while also simplifying the home buying process for the consumer. The houseCall(TM) Center can be reached at 1-800-34HOMES.

     The Company recently launched e.kb with the goal of increasing sales and customer satisfaction, and improving the Company's financial performance through e-commerce initiatives. Four key areas to be addressed by e.kb include: enhancing the richness of up-to-date information available at www.kbhomes.com and fully integrating the website with the houseCALL(TM) center, the new home showrooms and all sales offices; developing strategic alliances that will enable the Company to provide new products and services to homebuyers; utilizing business-to-business resources to create cost and time savings for the Company; and increasing the Company's ability to cross-sell communities through data collection and retrieval, while protecting the privacy of its website visitors.

     In France, the Company created a village concept through the elimination of front-yard walls and the extensive use of landscaping. It also introduced to the French market the American concept of a master bedroom suite, as well as walk-in closets, built-in kitchen cabinetry and two-car garages. The Company believes that in each of its residential markets, its value engineering enables it to offer appealing and well-designed homes without increasing construction costs. In 1998, the Company opened a 6,500 square foot new home showroom in Paris, offering a broad choice of options to new home and condominium buyers. A French website ("ketb.com") featuring available homes was also launched in 1998.

     In all of the Company's domestic and international residential markets, the sale of homes is carried out by its in-house sales force. The Company maintains on-site sales offices, which are usually open seven days a week, and markets its homes principally through the use of fully furnished and landscaped model homes which are decorated to emphasize the distinctive design features and the choices available to customers. Company sales representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes. These sales representatives are experienced, trained individuals who can provide buyers with specific information regarding other products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans. In all of its domestic communities, the Company encourages participation of outside real estate brokers in bringing prospective buyers to its communities.

COMMUNITY DEVELOPMENT

     The community development process generally consists of three phases: land acquisition; land development; and home construction and sale. The normal development cycle for a community has historically ranged from six to 24 months in California and is typically a somewhat shorter duration in the Company's Other U.S. markets. In France, the development cycle has historically ranged from 12 to 30 months. Development cycles vary depending on the extent of the government approvals required, the size of the development, necessary site preparation, weather conditions and marketing results.

     When feasible, the Company acquires control of lot positions through the use of options. In addition, the Company frequently acquires finished lots within its pricing parameters, enabling it to deliver completed homes shortly after acquisition. The total number of lots in the Company's domestic new home communities vary significantly but typically are comprised of 50 to 250 lots. These domestic developments usually include three different model home designs and generally offer lot sizes ranging from approximately 3,000 to 10,000 square feet, with premium lots often containing more square footage.

     In prior years, the Company also acquired undeveloped and/or unentitled properties, often with total lots significantly in excess of 250 lots. In 1996, the Company decided to substantially eliminate its prior practice of investing in such long-term development projects in order to reduce the operating risk associated with such projects. However, as part of its recent acquisitions and due to favorable market conditions for buildable land in California, the Company has increased its long-term development holdings. In these holdings, however, the Company typically offers multiple product lines through large model complexes resulting in faster overall sales rates, shortening the total investment cycle. In France, typical single-family developments consist of approximately 30 to 40 lots, with average lot sizes of 3,500 square feet.

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

     The following table shows the number of lots owned by the Company in various stages of development and under option contracts in its principal markets as of November 30, 1999 and 1998. The table does not include acreage which has not yet been approved for subdivision into lots. This excluded acreage consists of 767 acres and 863 acres owned in the United States in 1999 and 1998, respectively.

                                                                                 TOTAL LOTS
                       HOMES/LOTS IN       LAND UNDER         LOTS UNDER          OWNED OR
                        PRODUCTION         DEVELOPMENT          OPTION          UNDER OPTION
                      ---------------    ---------------    ---------------    ---------------
                       1999     1998      1999     1998      1999     1998      1999     1998
                      ------   ------    ------   ------    ------   ------    ------   ------
California...........  6,393    4,139     5,152    9,921    15,454   10,490    26,999   24,550
Other U.S............ 15,414   12,213    10,914    6,384    22,999   21,707    49,327   40,304
Foreign and Other....  1,718    1,284       164      482     3,726      926     5,608    2,692
                      ------   ------    ------   ------    ------   ------    ------   ------
          Total...... 23,525   17,636    16,230   16,787    42,179   33,123    81,934   67,546
                      ======   ======    ======   ======    ======   ======    ======   ======

     The Company has reduced the proportion of unentitled and unimproved land in its portfolio. In addition, the Company has and expects to continue to focus on the purchase of raw land under options which require little or no initial payments, or pursuant to purchase agreements in which the Company's obligations are contingent upon the Company being satisfied with the feasibility of developing and selling homes. During the option period of its acquisition agreements, the Company performs technical, environmental, engineering and entitlement feasibility studies and seeks to obtain necessary government approvals. The use of such option arrangements allows the Company to evaluate and obtain regulatory approvals for a project, to reduce its financial commitments, including interest and other carrying costs, and to minimize land inventories. It also improves the Company's capacity to estimate costs accurately, an important element in planning communities and pricing homes. The Company typically purchases amounts sufficient for its expected production needs and does not purchase land for speculative investment.

     In France, despite the improvement in the French real estate market, the Company also employs conservative strategies, including a greater emphasis on the entry-level market segment and generally restrictive policies regarding land acquisition.

     Home Construction and Sale. Following the purchase of land and, if necessary, the completion of the entitlement process, the Company typically begins marketing homes and constructing model homes. The time required for construction of the Company's homes depends on the weather, time of year, local labor situations, availability of materials and supplies and other factors. The construction of production homes is generally contingent upon customer orders to minimize the costs and risks of standing inventory. The Company's KB2000 operational business model emphasizes pre-selling, maintaining stringent control of production inventory and reducing unsold inventory. The pre-selling of homes benefits homebuyers by allowing them to personalize their homes by selecting from a wider range of customizing options. As a result of the Company's KB2000 pre-sale and backlog building strategies, the percentage of sold inventory in production at year end 1999 rose to approximately 73% from approximately 71% at year end 1998.

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

     The Company generally prices its homes only after it has entered into contracts for the construction of such homes with subcontractors, an approach which improves its ability to estimate gross profits accurately. Wherever possible, the Company seeks to acquire land and construct homes at costs which allow selling prices to be set at levels below immediate competitors on a per square foot basis, while maintaining appropriate gross margins.

     The Company's division personnel provide assistance to the homebuyer during all phases of the homebuying process and after the home is sold. The coordinated efforts of sales representatives, on-site construction superintendents and post-closing customer service personnel in the customer's homebuying experience is intended to provide high levels of customer satisfaction and lead to enhanced customer retention and referrals. In its domestic homebuilding operations, the Company provides customers with a limited home warranty program administered by the personnel in each of its divisions. This arrangement is designed to give customers prompt and efficient post-delivery service directly from the Company. The warranty program covers certain repairs which may be necessary following new home construction for one or two year periods and covers structural integrity for a period of ten years. In the aggregate, the costs associated with the Company's warranty program are not material to its operations.

EXTERNAL RISK FACTORS

     The Company's operations and markets are affected by local and regional factors such as local economies, demographic demand for housing, population growth, employment growth, property taxes and energy costs, and by national factors such as short and long-term interest rates, consumer confidence, federal mortgage financing programs, federal income tax provisions and general economic trends. In addition, homebuilders are subject to various risks including availability and cost of land, conditions of supply and demand in local markets, weather conditions, and delays in construction schedules and the entitlement process. Net orders often vary on a seasonal basis, with the lowest order activity typically occurring in the winter months.

     The Company's 1999 financial results were affected by various factors, including but not limited to, improved demand for new housing in certain markets in the United States and in France, the Company's acquisitions of Lewis Homes, Park and the remaining minority interest in General Homes in 1999 and its acquisitions in Arizona, Colorado and Texas completed during 1998, generally favorable economic conditions in the Company's markets, and low domestic and foreign interest rates. The Company believes that the homebuilding industry has been significantly less cyclical over the past several years, and should continue to be less cyclical if these favorable conditions continue. In addition, the Company's strategies, including the KB2000 operational business model, are also intended to reduce the cyclical nature of its business.

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

     The Company's backlog at November 30, 1999 reached a new year end record of 8,558 units, up approximately 23% from the 6,943 backlog units at year end 1998. Domestically, improvement occurred in both California and Other U.S. operations primarily due to the Lewis Homes acquisition completed during the first quarter of 1999, improved order rates reflecting generally good market conditions throughout the United States, particularly in California, and the Company's emphasis on pre-sales. The success of communities designed under its KB2000 operational business model also contributed to the increase in domestic backlog levels. KB2000 initiatives caused the Company's backlog ratio to increase to approximately 157% at year end 1999 from approximately 152% at year end 1998 (Backlog ratio is defined as the ratio of beginning unit backlog to actual deliveries in the succeeding quarter).

     Internationally, unit backlog in France was approximately 43% higher at November 30, 1999 as compared to November 30, 1998. This increase was partly due to substantial improvement in the French housing market and the acquisition of Park in 1999.

     The following table sets forth net orders, unit deliveries and ending backlog relating to sales of homes and homes under contract for each quarter during the three-year period ended November 30, 1999. The information in the table excludes activity related to unconsolidated joint ventures. For the year ended November 30, 1999, activity associated with unconsolidated joint ventures included net orders, unit deliveries and ending backlog of 38, 38 and 219, respectively.

                                           NET             UNIT            ENDING
                                          ORDERS        DELIVERIES        BACKLOG*
                                          ------        ----------        --------
Fiscal 1999:
  First Quarter.........................  5,621           4,279             9,216
  Second Quarter........................  7,219           5,139            11,296
  Third Quarter.........................  5,347           6,103            10,809
  Fourth Quarter........................  4,869           6,901             8,558
Fiscal 1998:
  First Quarter.........................  3,716           2,629             5,301
  Second Quarter........................  4,861           3,409             7,581
  Third Quarter.........................  3,883           4,167             7,630
  Fourth Quarter........................  4,321           5,008             6,943
Fiscal 1997:
  First Quarter.........................  2,755           2,108             3,486
  Second Quarter........................  3,396           2,465             4,417
  Third Quarter.........................  3,310           3,016             5,040
  Fourth Quarter........................  3,028           3,854             4,214

* Backlog amounts for 1999 have been adjusted to reflect the acquisitions of Lewis Homes and Park. Therefore, backlog amounts at November 30, 1998 combined with net order and delivery activity for 1999 will not equal ending backlog at November 30, 1999. Similarly, backlog amounts for 1998 were adjusted to reflect the acquisitions of Hallmark, PrideMark and Estes, and the acquisition of a majority interest in General Homes, while backlog amounts for 1997 were adjusted to reflect the acquired SMCI developments in France.

LAND AND RAW MATERIALS

     Management believes that the Company's current supply of land is sufficient for its reasonably anticipated needs over the next several years, and that it will be able to acquire land on acceptable terms for future housing developments absent great changes in current land acquisition market conditions. The principal raw materials used in the construction of homes are concrete and forest products. (In France, the principal materials used in the construction of commercial buildings are steel, concrete and glass.) In addition, the Company uses a variety of other construction materials, including sheetrock, plumbing and electrical items. The Company attempts to maintain efficient operations by utilizing standardized materials which are commercially available on competitive terms from a variety of sources. In addition, the Company's centralized purchasing of certain building materials, appliances and fixtures, enable it to benefit from large quantity purchase discounts for its domestic operations. When possible, the Company makes bulk purchases of such products at favorable prices from suppliers and instructs subcontractors to submit bids based on such prices.

LAND SALES

     In the normal course of its business, the Company sells land which either can be sold at an advantageous price due to market conditions or does not meet its marketing needs. This property may consist of land zoned for commercial use which is part of a larger parcel being developed for single-family homes or in areas where the Company may consider its inventory to be excessive. Generally, land sales fluctuate with decisions to maintain or decrease the Company's land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company and prevailing market conditions. Land sales are expected to increase in 2000 in connection with the Company's review of its assets and businesses for the purpose of monetizing non-strategic or marginal positions. Land revenues totaled $37.8 million in 1999, $22.5 million in 1998 and $13.6 million in 1997.

CUSTOMER FINANCING -- KAUFMAN AND BROAD MORTGAGE COMPANY

     On-site personnel at the Company's communities in the United States facilitate sales by offering to arrange financing for prospective customers through KBMC. Management believes that the ability to offer customers financing on firm, competitive terms as a part of the sales process is an important factor in completing sales.

     KBMC's business consists of providing the Company's domestic customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KBMC has its headquarters in Los Angeles and operates branch offices in Phoenix and Tucson, Arizona; Fremont, Modesto, Newport Beach, Pomona, San Diego and Vacaville, California; Denver, Colorado; Las Vegas and Reno, Nevada; Albuquerque, New Mexico; and Austin, Dallas, Houston and San Antonio, Texas.

     KBMC's principal sources of revenues are: (i) interest income earned on mortgage loans during the period they are held by KBMC prior to their sale to investors; (ii) net gains from the sale of loans; (iii) loan servicing fees; and
(iv) revenues from the sale of the rights to service loans.

     KBMC is approved by the Government National Mortgage Association ("GNMA") as a seller-servicer of Federal Housing Administration ("FHA") and Veterans Administration ("VA") loans. A portion of the conventional loans originated by KBMC (i.e., loans other than those insured by FHA or guaranteed by VA) qualify for inclusion in loan guarantee programs sponsored by Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC"). KBMC arranges for fixed and adjustable rate, conventional, privately insured mortgages, FHA-insured or VA-guaranteed mortgages, and mortgages funded by revenue bond programs of states and municipalities. In 1999, approximately 47% of the mortgages originated for the Company's customers were conventional (most of which conformed to Fannie Mae and FHLMC guidelines), approximately 40% were FHA-insured or VA-guaranteed (a portion of which are adjustable rate loans), approximately 7% were funded by mortgage revenue bond programs and approximately 6% were adjustable rate mortgages ("ARMs") provided through commitments from institutional investors. The percentages set forth above change from year to year reflecting then-current fixed interest rates, introductory rates for ARMs, housing prices and other economic conditions. In 1999, KBMC originated loans for approximately 80% of the Company's domestic home deliveries to end users who obtained mortgage financing.

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

     KBMC customarily sells nearly all of the loans that it originates. Loans are sold either individually or in pools to GNMA, Fannie Mae or FHLMC or against forward commitments to institutional investors, including banks and savings and loan associations.

     KBMC typically sells servicing rights on a regular basis for substantially all of the loans it originates. However, for a small percentage of loans, and to the extent required for loans being held for sale to investors, KBMC services the mortgages that it originates. Servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, monitoring delinquent mortgages and generally administering the loans. KBMC receives fees for servicing mortgage loans, generally ranging from .250% per annum to .375% per annum on the declining principal balances of the loans.

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

EMPLOYEES

     All of the Company's operating divisions operate independently with respect to day-to-day operations within the context of the KB2000 operational business model. All land purchases and other significant construction, mortgage banking and similar operating decisions must be approved by the operating division and/or senior corporate management.

     The Company employs a trained staff of land acquisition specialists, architects, planners, engineers, construction supervisors, marketing and sales personnel and finance and accounting personnel, supplemented as necessary by outside consultants, who guide the development of communities from their conception through the marketing and sale of completed homes.

     At January 31, 2000, the Company had approximately 3,500 full-time employees in its operations, including approximately 400 in KBMC's operations. No employees are represented by a collective bargaining agreement.

     Construction and mortgage banking personnel are paid performance bonuses based on individual performance and incentive compensation based on the performance of the applicable operating division or subsidiary. The Company's corporate personnel are typically paid performance bonuses based on individual performance and incentive compensation based on the overall performance of the Company. Each operating division or subsidiary is given autonomy regarding employment of personnel within policy guidelines established by the Company's senior management.

COMPETITION AND OTHER FACTORS

     The Company expects the use of the KB2000 operational business model, particularly the aspects which involve gaining a deeper understanding of customer interests and needs and offering a wide range of choice to homebuyers, to provide it with long-term competitive advantages. The housing industry is highly competitive, and the Company competes with numerous housing producers ranging from regional and national firms to small local builders primarily on the basis of price, location, financing, design, reputation, quality and amenities. In addition, the Company competes with other housing alternatives including existing homes and rental housing. In certain markets and at times when housing demand is high, the Company also competes with other builders to hire subcontractors. The Company has historically been one of the market leaders in each of the markets where it operates.

     Increases in interest rates typically have a negative impact on the Company's operations in that such increases adversely affect the availability of home financing to, or qualification for such financing by, the Company's customers. Conversely, significant reductions in interest rates typically have a positive effect on the Company's operations. The relatively low interest rates which have been in effect since the mid-1990s have been beneficial to the Company's improved domestic results. However, mortgage interest rates have risen since the beginning of the Company's 1999 fiscal year. The Company anticipates that recent increases in short-term interest rates instituted by the Federal Reserve Board may give rise to further increases in mortgage interest rates. The Company believes that, by virtue of its KB2000 operational business model and the wide array of mortgage financing products readily available to its homebuyers, the Company is less susceptible to adverse impacts of interest rate increases on order rates than in the past.

     The Company does not generally finance the development of its domestic communities with proceeds of loans specifically obtained for, or secured by, particular communities, i.e., project financing. Instead, financing of the Company's domestic operations has been primarily generated from results of operations, public debt and equity financing, and borrowings under its unsecured revolving credit facility with various banks. Financing of the Company's French operations has been primarily generated from results of operations and borrowings from its unsecured committed credit lines with a series of foreign banks. Furthermore, the initial public offering of the Company's French operations, completed in February 2000, has strengthened the French business by providing it with access to additional capital to support its growth. As a result of these diverse external sources of financing, the Company was not adversely affected by the tight credit conditions that much of the homebuilding industry experienced during the recession of the early to mid-1990s, both domestically and in France.

     KBMC competes with other mortgage lenders, including national, regional and local mortgage bankers, savings and loan associations and other financial institutions, in the origination, sale and servicing of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. KBMC's operations are financed primarily through a $250 million revolving mortgage warehouse facility and a $150 million Master Loan and Security Agreement with an investment bank.

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

     The Company is also subject to regulations and restrictions by the government of France concerning investments in business operations in those countries by U.S. companies, none of which has to date had a material adverse effect on the Company's consolidated operations. The Company's foreign operations are also subject to exchange rate fluctuations, which affect the Company's financial statements and the reporting of profits and payment of dividends from foreign subsidiaries, and to the terms of the Foreign Corrupt Practices Act with which it is the strict policy of the Company to comply. In addition, the Company periodically receives dividends and royalties from its French operations without burdensome restrictions.

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

ITEM 2. PROPERTIES

     The Company's executive offices are in leased premises at 10990 Wilshire Boulevard, Los Angeles, California. The Company's housing operations are principally conducted from leased premises located in Phoenix and Tucson, Arizona; Fremont, Los Angeles, Modesto, Newport Beach, Palmdale, Pleasanton, Pomona, Sacramento, San Diego and Vacaville, California; Denver, Colorado; Las Vegas and Reno, Nevada; Albuquerque, New Mexico; Dallas and Houston, Texas; and Paris, France.

     The Company's mortgage banking subsidiaries lease executive offices in Los Angeles, California and branch offices in Phoenix and Tucson, Arizona; Fremont, Modesto, Newport Beach, Pomona, San Diego and Vacaville, California; Denver, Colorado; Las Vegas and Reno, Nevada; Albuquerque, New Mexico; and Austin, Dallas and Houston, Texas.

     The Company's homebuilding operations in Austin, Texas and its homebuilding and mortgage banking operations in San Antonio, Texas are principally conducted from premises which the Company owns.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information regarding the executive officers of the Company as of January 31, 2000:

                                                          YEAR
                                                        ASSUMED
                                PRESENT POSITION AT     PRESENT    OTHER POSITIONS AND OTHER BUSINESS EXPERIENCE WITHIN
        NAME           AGE       JANUARY 31, 2000       POSITION                  THE LAST FIVE YEARS(1)
---------------------  ---   -------------------------  --------   ----------------------------------------------------
Bruce Karatz           54    Chairman, President and      1993
                              Chief Executive Officer
Jeffrey T. Mezger      44    Chief Operating Officer      1999     Senior Vice President and Regional General Manager
                              and Executive Vice                   President of Kaufman and Broad of Arizona, Inc.
                              President
Glen Barnard           55    Executive Vice President,    1999     Senior Vice President and Regional General Manager
                              President e.kb                       President of Kaufman and Broad of Utah, Inc.
                                                                   President of Kaufman and Broad of Colorado, Inc.
                                                                   Chairman, American Lives, Inc.
Guy Nafilyan           55    Executive Vice President,    1999     President of European Operations
                              Kaufman and Broad Home               President and Chief Executive Officer of Kaufman and
                              Corporation; Chairman                Broad France
                              and Chief Executive
                              Officer, Kaufman & Broad
                              S.A.
William R. Cardon      56    Senior Vice President and    1998     President of Kaufman and Broad Coastal, Inc.
                              Regional General Manager             President of Kaufman and Broad of San Diego, Inc.
John "Buddy" E.        52    Senior Vice President and    1999     President, Texas Region
 Goodwin                      Regional General                     Executive Vice President of Operations
                              Manager; President,                  of Kaufman and Broad of San Antonio
                              Kaufman and Broad of San             Vice President of Sales and Marketing, Rayco Ltd.
                              Antonio
Michael F. Henn        51    Senior Vice President and    1994
                              Chief Financial Officer
Barton P. Pachino      40    Senior Vice President and    1993
                              General Counsel
Albert Z. Praw         51    Senior Vice President,       1999     Senior Vice President, Business Development
                              Asset Management and                 President of Kaufman and Broad of Southern
                              Acquisitions                         California, Inc.
                                                                   Senior Vice President and Regional General Manager
                                                                   Senior Vice President, Real Estate
Gary A. Ray            41    Senior Vice President,       1996     Vice President, Training and Development
                              Human Resources                      PepsiCo Restaurants International
William R. Hollinger   41    Vice President and           1992
                             Controller
Mary M. McAboy         47    Vice President, Investor     1999     Vice President, Investor Relations
                              and Public Relations                 Principal, McAboy & Associates
                                                                   Vice President, Corporate Communications, The Vons
                                                                   Companies, Inc.


        NAME             FROM - TO
---------------------    ---------
Bruce Karatz
Jeffrey T. Mezger      1998-1999
                       1995-1999
Glen Barnard           1996-1999
                       1997-1998
                       1995-1998
                       1991-1995
Guy Nafilyan           1992-1999
                       1983-1999
William R. Cardon      1997-Present
                       1987-Present
John "Buddy" E.        1997-1999
 Goodwin               1996-1997
                       1988-1996
Michael F. Henn
Barton P. Pachino
Albert Z. Praw         1998-1999
                       1997-1998
                       1996-1998
                       1994-1996
Gary A. Ray            1994-1996
William R. Hollinger
Mary M. McAboy         1998-1999
                       1997-1998
                       1987-1997

---------------

(1) All positions described were with the Company, unless otherwise indicated.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of January 31, 2000, there were 1,522 holders of record of the Company's common stock.

     Information as to the Company's quarterly stock prices is included on page 83 of the Company's 1999 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto.

     Information as to the principal markets on which the Company's common stock is being traded and quarterly cash dividends is included on page 83 of the Company's 1999 Annual Report to Stockholders, which is included as part of
Exhibit 13 hereto.

ITEM 6.  SELECTED FINANCIAL DATA

     The Five Year Summary of Kaufman and Broad Home Corporation for the five-year period ended November 30, 1999 is included on page 42 of the Company's 1999 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto. It should be read in conjunction with the consolidated financial statements included in the Company's 1999 Annual Report to Stockholders which are also included as part of Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations of Kaufman and Broad Home Corporation is included on pages 43 through 57 of the Company's 1999 Annual Report to Stockholders, which are included as part of Exhibit 13 hereto.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company primarily enters into debt obligations to support general corporate purposes, including acquisitions, and the operations of its divisions. The primary market risk facing the Company is the interest rate risk on its senior and senior subordinated notes. The Company has no cash flow exposure due to interest rate changes for these notes. In connection with the Company's mortgage banking operations, mortgage loans held for sale and the associated mortgage warehouse facility and Master Loan and Security Agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration and accordingly the risk is not material. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The following table sets forth as of November 30, 1999, the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (in thousands):

                                                       YEARS ENDED NOVEMBER 30,                                   FAIR VALUE
                                   -----------------------------------------------------------------              AT NOVEMBER
                                     2000       2001       2002       2003       2004     THEREAFTER    TOTAL      30, 1999
                                   --------   --------   --------   --------   --------   ----------   --------   -----------
Long-term debt(1)                        --         --         --   $174,370   $175,000    $124,531    $473,901    $463,958
  Fixed Rate
  Weighted Average Interest Rate         --         --         --       9.4%       7.8%        9.6%

---------------

(1) Includes senior and senior subordinated notes

     A portion of the Company's construction operations are located in France. As a result, the Company's financial results could be affected by factors such as changes in the foreign currency exchange rate or weak economic conditions in its markets. The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currency in France, as a result of its sales in foreign markets. Therefore, for the year ending November 30, 1999, the result of a 10% uniform strengthening in the value of the dollar relative to the currency in which the Company's sales were denominated in France would have resulted in a decrease in revenues of $40.5 million and a decrease in pretax income of $2.8 million. Comparatively, the 1998 results of a 10% uniform strengthening in the value of the dollar relative to the currencies in which the Company's sales were denominated would have been a decrease in revenues of

$25.5 million and a decrease in pretax income of $1.7 million. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Kaufman and Broad Home Corporation are included on pages 58 through 79 of the Company's 1999 Annual Report to Stockholders, which are included as part of Exhibit 13 hereto. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The Notice of 2000 Annual Meeting of Stockholders and Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and provides the information required under Part III (Items 10, 11, 12 and 13) except for the information regarding the executive officers of the Company, which is included in Part I on page 14 herein.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS

        Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

    EXHIBITS

        EXHIBIT
          NO.                                   DESCRIPTION
        -------                                 -----------
         2.1            Purchase Agreement (Amended and Restated), executed January
                        7, 1999, between the Company and the Lewis Homes sellers,
                        filed as an exhibit to the Company's Current Report on Form
                        8-K dated January 7, 1999, is incorporated by reference
                        herein.
         2.2            Representation, Warranty and Indemnity Agreement, dated
                        January 7, 1999, between the Company and certain entities
                        affiliated with the Lewis Homes sellers, filed as an exhibit to the Company's Current Report on Form 8-K dated January 7,
                        1999, is incorporated by reference herein.
         3.1            Amended Certificate of Incorporation, filed as an exhibit to the Company's Registration Statement No. 33-6471 on Form
                        S-1, is incorporated by reference herein.
         3.2            Amendment to Certificate of Incorporation, filed as an
                        exhibit to the Company's Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
         3.3            Certificate of Designation of Series A Participating
                        Cumulative Preferred Stock, filed as an exhibit to the
                        Company's Registration Statement No. 33-30140 on Form S-1,
                        is incorporated by reference herein.

        EXHIBIT
          NO.                                   DESCRIPTION
        -------                                 -----------
         3.4            Certificate of Designation of Series B Mandatory Conversion
                        Premium Dividend Preferred Stock, filed as an exhibit to the
                        Company's Registration Statement No. 33-59516 on Form S-3,
                        is incorporated by reference herein.
         3.5            Amended Certificate of Designation of Series B Mandatory
                        Conversion Premium Dividend Preferred Stock, filed as an
                        exhibit to the Company's Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
         3.6            By-Laws, filed as an exhibit to the Company's Registration
                        Statement No. 33-30140 on Form S-1, is incorporated by
                        reference herein.
         3.7            Amended Certificate of Designation of Series A Participating
                        Cumulative Preferred Stock, filed as an exhibit to the
                        Company's Registration Statement No. 001-09195 on Form
                        8-A12B, is incorporated by reference herein.
         4.1            Amended Certificate of Incorporation, filed as an exhibit to the Company's Registration Statement No. 33-6471 on Form
                        S-1, is incorporated by reference herein.
         4.2            Amendment to Certificate of Incorporation, filed as an
                        exhibit to the Company's Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
         4.3            By-Laws, filed as an exhibit to the Company's Registration
                        Statement No. 33-30140 on Form S-1, is incorporated by
                        reference herein.
         4.4            Indenture relating to 9 3/8% Senior Subordinated Notes due
                        2003 between the Company and First National Bank of Boston, dated May 1, 1993, filed as an exhibit to the Company's
                        Registration Statement No. 33-59516 on Form S-3, is
                        incorporated by reference herein.
         4.5            Specimen of 9 3/8% Senior Subordinated Notes due 2003, filed as an exhibit to the Company's Registration Statement No.
                        33-59516 on Form S-3, is incorporated by reference herein.
         4.6            Indenture relating to 9 5/8% Senior Subordinated Notes due
                        2006 between the Company and SunTrust Bank, Atlanta, dated
                        November 19, 1996, filed as an exhibit to the Company's
                        Current Report on Form 8-K dated November 19, 1996, is
                        incorporated by reference herein.
         4.7            Specimen of 9 5/8% Senior Subordinated Notes due 2006, filed as an exhibit to the Company's Current Report on Form 8-K
                        dated November 19, 1996, is incorporated by reference
                        herein.
         4.8            Indenture relating to 7 3/4% Senior Notes due 2004 between the Company and SunTrust Bank, Atlanta, dated October 14,
                        1997, filed as an exhibit to the Company's Current Report on
                        Form 8-K dated October 14, 1997, is incorporated by
                        reference herein.
         4.9            Specimen of 7 3/4% Senior Notes due 2004, filed as an
                        exhibit to the Company's Current Report on Form 8-K dated
                        October 14, 1997, is incorporated by reference herein.
         4.10           Certificate of Trust of KBHC Financing I, filed as an
                        exhibit to the Company's registration Statement Nos.
                        333-51825 and 333-51825-01 (Amendment No. 4) on Form S-3, is
                        incorporated by reference herein.
         4.11           Declaration of Trust of KBHC Financing I, filed as an
                        exhibit to the Company's Registration Statement Nos.
                        333-51825 and 333-51825-01 (Amendment No. 4) on Form S-3, is
                        incorporated by reference herein.
         4.12           Amended and Restated Declaration of Trust of KBHC Financing
                        I, dated July 7, 1998, (including Capital Security
                        Certificate for KBHC Financing I, with respect to the
                        Capital Securities) filed as an exhibit to the Company's
                        Current Report on Form 8-K dated August 14, 1998, is
                        incorporated by reference herein.
         4.13           Guarantee Agreement, dated July 7, 1998, in respect of KBHC
                        Financing I, in respect of the Capital Securities, filed as an exhibit to the Company's Current Report on Form 8-K dated
                        August 14, 1998, is incorporated by reference herein.
         4.14           Indenture, dated July 7, 1998 between the Company and The
                        First National Bank of Chicago, as Trustee, filed as an
                        exhibit to the Company's Current Report on Form 8-K dated
                        August 14, 1998, is incorporated by reference herein.

        EXHIBIT
          NO.                                   DESCRIPTION
        -------                                 -----------
         4.15           First Supplement Indenture, dated July 7, 1998, between the
                        Company and The First National Bank of Chicago, as Trustee,
                        (including Debentures) filed as an exhibit to the Company's
                        Current Report on Form 8-K dated August 14, 1998, is
                        incorporated by reference herein.
         4.16           Purchase Contract Agreement, dated July 7, 1998, between the
                        Company and The First National Bank of Chicago, as Purchase
                        Contract Agent, filed as an exhibit to the Company's Current
                        Report on Form 8-K dated August 14, 1998, is incorporated by reference herein.
         4.17           Pledge Agreement, dated July 7, 1998, between the Company,
                        The Chase Manhattan Bank, as Collateral Agent, Custodial
                        Agent and Securities Intermediary and The First National
                        Bank of Chicago, as Purchase Contract Agent, filed as an
                        exhibit to the Company's Current Report on Form 8-K dated
                        August 14, 1998, is incorporated by reference herein.
         4.18           Remarketing Agreement, dated July 7, 1998, among the
                        Company, The First National Bank of Chicago and Merrill
                        Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
                        Incorporated, filed as an exhibit to the Company's Current
                        Report on Form 8-K dated August 14, 1998, is incorporated by reference herein.
         4.19           Rights Agreement between the Company and ChaseMellon
                        Shareholder Services, L.L.C., as Rights Agent, dated
                        February 4, 1999, filed as an exhibit to the Company's
                        Current Report on Form 8-K dated February 4, 1999, is
                        incorporated by reference herein.
        10.1            1986 Stock Option Plan, filed as an exhibit to the Company's
                        Registration Statement No. 33-6471 on Form S-1, is
                        incorporated by reference herein.
        10.2            1988 Employee Stock Plan, filed as an exhibit to the
                        definitive Joint Proxy Statement for the Company's 1989
                        Special Meeting of Shareholders, is incorporated by
                        reference herein.
        10.3            Consent Order, Federal Trade Commission Docket No. C-2954,
                        dated February 12, 1979, filed as an exhibit to the
                        Company's Registration Statement No. 33-6471 on Form S-1, is
                        incorporated by reference herein.
        10.4            SunAmerica Inc. Executive Deferred Compensation Plan,
                        approved September 25, 1985, filed as an exhibit to
                        SunAmerica Inc.'s 1985 Annual Report on Form 10-K, is
                        incorporated by reference herein.
        10.5            Directors' Deferred Compensation Plan established effective
                        July 27, 1989, filed as an exhibit to the Company's 1989
                        Annual Report on Form 10-K, is incorporated by reference
                        herein.
        10.6            Settlement with Federal Trade Commission of June 27, 1991, filed as an exhibit to the Company's Current Report on Form
                        8-K, dated June 28, 1991, is incorporated by reference
                        herein.
        10.7            Amendments to the Kaufman and Broad Home Corporation 1988
                        Employee Stock Plan dated January 27, 1994, filed as an
                        exhibit to the Company's 1994 Annual Report on Form 10-K,
                        are incorporated by reference herein.
        10.8            Kaufman and Broad Home Corporation Performance-Based
                        Incentive Plan for Senior Management, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is
                        incorporated by reference herein.
        10.9            Form of Stock Option Agreement under Kaufman and Broad Home
                        Corporation Performance-Based Incentive Plan for Senior
                        Management, filed as an exhibit to the Company's 1995 Annual
                        Report on Form 10-K, is incorporated by reference herein.
        10.10           Employment Contract of Bruce Karatz, dated December 1, 1995, filed as an exhibit to the Company's 1995 Annual Report on
                        Form 10-K, is incorporated by reference herein.
        10.11           Kaufman and Broad Home Corporation Non-Employee Director
                        Stock Unit Plan, filed as an exhibit to the Company's 1996
                        Annual Report on Form 10-K, is incorporated by reference
                        herein.
        10.12           Kaufman and Broad Home Corporation Unit Performance Program,
                        filed as an exhibit to the Company's 1996 Annual Report on
                        Form 10-K, is incorporated by reference herein.

        EXHIBIT
          NO.                                   DESCRIPTION
        -------                                 -----------
        10.13           $500,000,000 1997 Revolving Loan Agreement dated April 21,
                        1997 by and among the Company, Bank of America National
                        Trust and Savings Association, as administrative agent,
                        co-syndication agent and managing agent, NationsBank of
                        Texas, N.A., as syndication agent and managing agent, Credit
                        Lyonnais Los Angeles Branch, as documentation agent and
                        managing agent, Guaranty Federal Bank F.S.B., Societe
                        Generale and Union Bank of California, N.A., as co-agents, and the other banks listed therein ("Revolving Loan Agree-
                        ment") filed as an exhibit to the Company's 1997 Annual
                        Report on Form 10-K, is incorporated by reference herein.
        10.14           Kaufman and Broad France Incentive Plan, filed as an exhibit to the Company's 1997 Annual Report on Form 10-K, is
                        incorporated by reference herein.
        10.15           Registration Rights Agreement, dated January 7, 1999, filed as an exhibit to the Company's Current Report on Form 8-K, dated January 7, 1999, is incorporated by reference herein.
        10.16           Term Loan Agreement among the Company, Bank of America
                        National Trust and Savings Association, as Administrative
                        Agent and Lead Arranger, Credit Lyonnais Los Angeles Branch,
                        as Syndication Agent, The First National Bank of Chicago, as
                        Documentation Agent and Union Bank of California as Co-Agent
                        and the banks listed therein, dated January 7, 1999 ("Term
                        Loan Agreement"), filed as an exhibit to the Company's
                        Current Report on Form 8-K, dated January 7, 1999, is
                        incorporated by reference herein.
        10.17           Kaufman and Broad Home Corporation 1998 Stock Incentive
                        Plan, filed as an exhibit to the Company's 1998 Annual
                        Report on Form 10-K, is incorporated by reference herein.
        10.18           Kaufman and Broad Home Corporation Directors' Legacy
                        Program, as amended January 1, 1999, filed as an exhibit to the Company's 1998 Annual Report on Form 10-K, is
                        incorporated by reference herein.
        10.19           Amendment No. 1 to Term Loan Agreement, dated April 19,
                        1999.
        10.20           Amendment No. 3 to 1997 Revolving Loan Agreement, dated
                        April 19, 1999.
        10.21           Kaufman and Broad Home Corporation 1999 Incentive Plan.
        10.22           Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27,
                        1999.
        10.23           Non-Employee Directors Stock Plan, as amended and Restated
                        as of December 6, 1999.
        13              Pages 42 through 79 and page 83 of the Company's 1999 Annual
                        Report to Stockholders.
        22              Subsidiaries of the Company.
        24              Consent of Independent Auditors.
        27              Financial Data Schedule.

     FINANCIAL STATEMENT SCHEDULES

          Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

     REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KAUFMAN AND BROAD HOME CORPORATION

                                          By:           MICHAEL F. HENN
                                            ------------------------------------
                                                      Michael F. Henn
                                                   Senior Vice President
                                                and Chief Financial Officer
Dated: February 28, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                    BRUCE KARATZ                       Chairman, President and         February 28, 2000
-----------------------------------------------------  Chief Executive Officer
                    Bruce Karatz                       (Principal Executive Officer)

                   MICHAEL F. HENN                     Senior Vice President           February 28, 2000
-----------------------------------------------------  and Chief Financial Officer
                   Michael F. Henn                     (Principal Financial Officer)

                WILLIAM R. HOLLINGER                   Vice President and Controller   February 28, 2000
-----------------------------------------------------  (Principal Accounting Officer)
                William R. Hollinger

                                                       Director                        February   , 2000
-----------------------------------------------------
                   Steve Bartlett

                  RONALD W. BURKLE                     Director                        February 28, 2000
-----------------------------------------------------
                  Ronald W. Burkle

                                                       Director                        February   , 2000
-----------------------------------------------------
                     Jane Evans

                  DR. RAY R. IRANI                     Director                        February 28, 2000
-----------------------------------------------------
                  Dr. Ray R. Irani

                  JAMES A. JOHNSON                     Director                        February 28, 2000
-----------------------------------------------------
                  James A. Johnson

                  RANDALL W. LEWIS                     Director                        February 28, 2000
-----------------------------------------------------
                  Randall W. Lewis

                  DR. BARRY MUNITZ                     Director                        February 28, 2000
-----------------------------------------------------
                  Dr. Barry Munitz

                    GUY NAFILYAN                       Director                        February 28, 2000
-----------------------------------------------------
                    Guy Nafilyan

                   LUIS G. NOGALES                     Director                        February 28, 2000
-----------------------------------------------------
                   Luis G. Nogales

                 CHARLES R. RINEHART                   Director                        February 28, 2000
-----------------------------------------------------
                 Charles R. Rinehart

                 SANFORD C. SIGOLOFF                   Director                        February 28, 2000
-----------------------------------------------------
                 Sanford C. Sigoloff

        KAUFMAN AND BROAD HOME CORPORATION AND CONSOLIDATED SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP, dated December 23, 1999, all appearing on pages 58 through 79 of the 1999 Annual Report to Stockholders, are incorporated in this Annual Report on Form 10-K between page F-1 and the List of Exhibits Filed. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the 1999 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

     Separate combined financial statements of the Company's unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

                            ------------------------

                                                                     PAGE NO. IN
                                                                    ANNUAL REPORT
                                                                   TO STOCKHOLDERS
                                                                   ---------------
KAUFMAN AND BROAD HOME CORPORATION
  Consolidated Statements of Income for the years ended
     November 30, 1999, 1998 and 1997............................        58
  Consolidated Balance Sheets as of November 30, 1999 and 1998...        59
  Consolidated Statements of Stockholders' Equity for the years
     ended November 30, 1999, 1998 and 1997......................        60
  Consolidated Statements of Cash Flows for the years ended
     November 30, 1999, 1998 and 1997............................        61
  Notes to Consolidated Financial Statements.....................  62 through 77
  Report of Independent Auditors.................................        78
  Report on Financial Statements.................................        79

     The following pages represent pages 42 through 79 and page 83 of the 1999 Annual Report to Stockholders of Kaufman and Broad Home Corporation, and include the Five Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Report of Independent Auditors, Report on Financial Statements, Stockholder Information and Common Stock Prices. These pages were filed with the Securities and Exchange Commission as Exhibit 13 hereto.

SELECTED FINANCIAL INFORMATION

  IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
  Years Ended November 30,                                    1999          1998          1997          1996           1995
---------------------------------------------------------------------------------------------------------------------------
  CONSTRUCTION:
     Revenues                                          $ 3,772,121   $ 2,402,966   $ 1,843,614   $ 1,754,147    $ 1,366,866
     Operating income (loss)*                              259,107       148,672       101,751       (72,078)        65,531
     Total assets                                        2,214,076     1,542,544     1,133,861     1,000,159      1,269,208
     Mortgages and notes payable                           813,424       529,846       496,869       442,629        639,575

  MORTGAGE BANKING:
     Revenues                                          $    64,174   $    46,396   $    35,109   $    33,378    $    30,979
     Operating income*                                      17,464        21,413        14,508        12,740          9,348
     Total assets                                          450,159       317,660       285,130       243,335        304,971
     Notes payable                                         377,666       239,413       200,828       134,956        151,000
     Collateralized mortgage obligations                    36,219        49,264        60,058        68,381         84,764

  CONSOLIDATED:
     Revenues                                          $ 3,836,295   $ 2,449,362   $ 1,878,723   $ 1,787,525    $ 1,397,845
     Operating income (loss)*                              276,571       170,085       116,259       (59,338)        74,879
     Net income (loss)*                                    147,469        95,267        58,230       (61,244)        29,059
     Total assets                                        2,664,235     1,860,204     1,418,991     1,243,494      1,574,179
     Mortgages and notes payable                         1,191,090       769,259       697,697       577,585        790,575
     Collateralized mortgage obligations                    36,219        49,264        60,058        68,381         84,764
     Mandatorily redeemable preferred securities
      (Feline Prides)                                      189,750       189,750
     Stockholders' equity*                                 676,583       474,511       383,056       340,350        415,478

  BASIC EARNINGS (LOSS) PER SHARE*                     $      3.16   $      2.41   $      1.50   $     (1.80)   $       .59
  DILUTED EARNINGS (LOSS) PER SHARE*                          3.08          2.32          1.45         (1.80)           .58
  CASH DIVIDENDS PER COMMON SHARE                              .30           .30           .30           .30            .30
---------------------------------------------------------------------------------------------------------------------------

*Reflects an $18.2 million mortgage banking pretax secondary marketing trading loss recorded in the third quarter of 1999 and a $170.8 million construction pretax noncash charge for impairment of long-lived assets recorded in the second quarter of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW   Revenues are primarily generated from the Company's (i) housing operations in the western United States and France and (ii) its domestic mortgage banking operations.

The Company achieved record performance levels for the second consecutive year in 1999, with net income of $147.5 million and unit deliveries totaling 22,422. During the year, the Company remained focused on two primary initiatives it originally established in 1997: deepening the implementation of its KB2000 operational business model and continuing growth. To advance these initiatives, the Company also concentrated on two complementary strategies consisting of establishing optimally large local market positions and maintaining its focus on integrating strategic acquisitions.

The Company made two strategic acquisitions during early 1999 which fueled its growth and contributed to the achievement of record results. In January 1999, the Company completed its acquisition of Lewis Homes, which greatly supplemented growth in the Company's existing California and Nevada markets. Also in January 1999, the Company purchased the remaining minority interest in Houston-based General Homes.

Total Company revenues increased to a record $3.84 billion in 1999, up 56.6% from $2.45 billion in 1998, which had increased 30.4% from revenues of $1.88 billion in 1997. The 1999 increase primarily resulted from higher housing and land sale revenues, as well as increased revenues from mortgage banking operations. Operating results for 1999 include the results of Lewis Homes from the January 1999 acquisition date as well as the first full year of results from the acquisitions of Houston-based Hallmark Residential Group ("Hallmark") and Phoenix/Tucson-based Estes Homebuilding Co. ("Estes") and the assets of Denver-based PrideMark Homebuilding Group ("PrideMark"), all of which the Company completed in the second quarter of 1998. Operating results for 1999 also reflect the acquisition of the remaining minority interest of General Homes, which occurred on January 4, 1999. The increase in revenues in 1998 compared to 1997 was primarily due to higher housing and land sale revenues, as well as increased revenues from mortgage banking operations. In addition, 1998 operating results included revenues from the acquisitions of Hallmark, PrideMark and Estes, as of their respective second quarter 1998 acquisition dates. Results for 1998 also reflected the Company's acquisition of a majority interest in General Homes in August 1998. Included in total Company revenues were mortgage banking revenues of $64.2 million in 1999, $46.4 million in 1998 and $35.1 million in 1997.

Net income increased $52.2 million or 54.8% to $147.5 million or $3.08 per diluted share in 1999, both Company records, up from $95.3 million or $2.32 per diluted share in 1998. Net income and diluted earnings per share for 1999 include the impact of a third quarter secondary marketing trading loss, resulting from unauthorized trading by an employee at the Company's mortgage banking subsidiary. The loss totaled $11.8 million, or $.25 per diluted share, on an after tax basis. Excluding the impact of the trading loss, diluted earnings per share for 1999 were $3.33. The growth in diluted earnings per share occurred despite the trading loss and despite an increase of 16.6% in the diluted average number of common shares outstanding in 1999, as a result of the Lewis Homes acquisition which closed on January 7, 1999. The increase in diluted earnings per share in 1999 was principally driven by significantly higher unit deliveries, an improved construction gross margin and a reduction in the selling, general and administrative expense ratio. Net income of $95.3 million or $2.32 per diluted share in 1998 was 63.6% higher than the $58.2 million or $1.45 per diluted share recorded in 1997. Net income increased in 1998 mainly due to increases in unit deliveries and construction gross margin and increased mortgage banking pretax income. The Company's 1998 operating results also benefited from the earnings contributions of the three acquisitions completed during the second quarter of 1998, as well as the acquisition of a majority interest in General Homes.

CONSTRUCTION

REVENUES   Construction revenues increased in 1999 to $3.77 billion from $2.40 billion in 1998, which had increased from $1.84 billion in 1997. The improvement in 1999 was mainly the result of increased housing revenues, due, among other things, to the acquisition of Lewis Homes in 1999, the inclusion of a full year's operating results from the operations in Houston, Denver and Phoenix/Tucson acquired during 1998, and higher land sale revenues. In 1998, the increase in revenues primarily reflected increased housing revenues, partly due to the operations in Houston, Denver and Phoenix/Tucson acquired during the year, and increased revenues from land sales.

                                                         California    Other U.S.       Foreign         Total
-------------------------------------------------------------------------------------------------------------
UNIT DELIVERIES

1999
     First                                                    1,199         2,757           323         4,279
     Second                                                   1,430         3,221           488         5,139
     Third                                                    1,629         3,526           948         6,103
     Fourth                                                   2,065         4,106           730         6,901

        Total                                                 6,323        13,610         2,489        22,422

     Unconsolidated joint ventures                                             38                          38
=============================================================================================================

1998
     First                                                    1,022         1,341           266         2,629
     Second                                                   1,124         1,938           347         3,409
     Third                                                    1,225         2,567           375         4,167
     Fourth                                                   1,487         2,852           669         5,008

        Total                                                 4,858         8,698         1,657        15,213
=============================================================================================================

NET ORDERS

1999
     First                                                    1,572         3,514           535         5,621
     Second                                                   2,104         4,198           917         7,219
     Third                                                    1,660         3,177           510         5,347
     Fourth                                                   1,314         2,908           647         4,869

        Total                                                 6,650        13,797         2,609        23,056

     Unconsolidated joint ventures                                             38                          38
=============================================================================================================

1998
     First                                                    1,269         2,062           385         3,716
     Second                                                   1,391         2,907           563         4,861
     Third                                                    1,117         2,387           379         3,883
     Fourth                                                     985         2,630           706         4,321

        Total                                                 4,762         9,986         2,033        16,781
=============================================================================================================

                                                         California    Other U.S.       Foreign         Total
-------------------------------------------------------------------------------------------------------------

ENDING BACKLOG-UNITS

1999
     First                                                    1,925         6,095         1,196         9,216
     Second                                                   2,599         7,072         1,625        11,296
     Third                                                    2,630         6,723         1,456        10,809
     Fourth                                                   1,879         5,306         1,373         8,558

     Unconsolidated joint ventures                                            219                         219
=============================================================================================================

1998
     First                                                    1,563         3,011           727         5,301
     Second                                                   1,830         4,808           943         7,581
     Third                                                    1,722         4,961           947         7,630
     Fourth                                                   1,220         4,739           984         6,943
=============================================================================================================

ENDING BACKLOG-VALUE IN THOUSANDS

1999
     First                                               $  449,993    $  760,283    $  196,028    $1,406,304
     Second                                                 613,466       913,523       270,229     1,797,218
     Third                                                  631,823       882,538       235,544     1,749,905
     Fourth                                                 457,439       696,482       228,213     1,382,134

     Unconsolidated joint ventures                                         33,945                      33,945
=============================================================================================================

1998
     First                                               $  337,424    $  363,340    $   98,378    $  799,142
     Second                                                 394,144       588,820       136,929     1,119,893
     Third                                                  388,998       594,575       148,464     1,132,037
     Fourth                                                 288,317       560,307       151,668     1,000,292
=============================================================================================================


Housing revenues totaled a record $3.73 billion in 1999, $2.38 billion in 1998 and $1.83 billion in 1997. The increase in 1999 reflected a 47.4% increase in unit volume and a 6.5% rise in the average selling price. Excluding the impact of acquisitions within the trailing twelve-month period, housing revenues and unit deliveries rose 21.3% and 15.2%, respectively. In 1998, housing revenues totaled $2.38 billion, up 30.2% from 1997 as a result of a 33.0% increase in unit volume, partially offset by a 2.1% decline in average selling price. California housing operations generated 41.7% of Company-wide housing revenues in 1999, down from 45.8% in 1998 and 54.0% in 1997, mainly as a result of the Company's strategic acquisition activities and continued expansion of its Other U.S. operations. (The Company's housing operations in Arizona, Colorado, Nevada, New Mexico, Texas and Utah are collectively referred to as "Other U.S."). Housing revenues from California operations were $1.56 billion in 1999, up 42.6% from $1.09 billion in 1998. Other U.S. housing revenues totaled $1.77 billion in 1999, up 70.8% from $1.04 billion in 1998. Increased housing revenues in California and Other U.S. operations in 1999 were due to acquisition activities and improved market conditions. Operations in France generated housing revenues of $403.4 million in 1999, an increase of 68.1% compared to $240.0 million in 1998, reflecting increases in housing deliveries and substantial improvement in the French housing market. In 1997, housing revenues from operations in France totaled $160.5 million.

Housing deliveries rose 47.4% to 22,422 units in 1999, surpassing the previous Company-wide record of 15,213 units established in 1998. This improvement reflected increases in U.S. and French deliveries of 47.0% and 53.2%, respectively. Growth in domestic deliveries was comprised of a 30.2% increase in California and a 56.5% increase in Other U.S. operations. In California, deliveries rose to 6,323 units in 1999 from 4,858 units in 1998, reflecting a 34.4% increase in the average number of active communities in the state. Other U.S. operations delivered 13,610 units in 1999, up from 8,698 units in 1998 as the average number of active communities rose 53.9% to 177. Excluding the impact of acquisitions within the trailing twelve-month period, domestic unit deliveries rose 12.2% in 1999 from the previous year. French deliveries increased 53.2% to 2,465 units in 1999 from 1,609 units in 1998, partly due to improved market conditions.

Housing deliveries increased 33.0% to 15,213 units in 1998 from 11,443 units in 1997. This improvement reflected increases in U.S. and French operations of 30.7% and 55.9%, respectively. Growth in domestic deliveries was primarily driven by a 54.2% increase in results from Other U.S. operations, to 8,698 units in 1998 from 5,642 units in 1997, and a 2.7% rise in California deliveries to 4,858 units in 1998 from 4,731 units in 1997. The increase in California deliveries occurred despite a 17.9% year over year decline in the Company's average number of active communities in the state to 64. Unit deliveries in Other U.S. operations in 1998 included 1,702 deliveries from companies acquired that year. Excluding results from these acquisitions, deliveries from Other U.S operations increased 24.0% to 6,996 units, from 5,642 units delivered in 1997, due to a higher average number of active communities in existing Other U.S businesses. In 1998, French deliveries increased from the previous year primarily as a result of the inclusion of a full year of results from SMCI. The Company acquired SMCI, a builder of condominiums in Paris and other cities in France, in mid-1997.

The Company-wide average new home price increased 6.5% in 1999, to $166,500 from $156,400 in 1998. The 1998 average had decreased 2.1% from $159,700 in 1997. The increase in the average selling price in 1999 reflected the inclusion of somewhat higher-priced deliveries in California and Nevada related to the Lewis Homes acquisition, as well as higher prices in France. In addition, the Company increased prices in certain fast selling, hard to replace communities due to improved market conditions in several of its major markets. These price increases were partially offset by a higher proportion of lower-priced deliveries from Other U.S. markets. Other U.S. operations accounted for 68.3% of domestic deliveries in 1999 compared to 64.2% in 1998. The decrease in 1998 was primarily due to the Company's decision to generate a greater proportion of lower-priced domestic unit deliveries (primarily from Other U.S. operations) as well as to the lower average selling price in France resulting from the inclusion of SMCI deliveries.

In California, the average selling price rose 9.6% in 1999 to $246,000 from $224,500 in 1998, which had increased 7.7% from $208,500 in 1997. The average selling price in Other U.S. markets increased 9.1% to $129,900 in 1999, compared with $119,100 in 1998 and $118,700 in 1997. Domestic price increases in 1999 resulted from the inclusion of higher-priced deliveries from the Lewis Homes operations in California and Nevada and selected increases in sales prices in certain markets due to favorable market conditions. In 1998, the increase in the Company's California average selling price resulted from strategic increases in sales prices in certain markets based on improved market conditions, as well as a change in product mix favoring a greater number of higher-priced urban in-fill locations and first-time move-up sales.

The Company's average selling price in France rose to $163,600 in 1999 from $149,200 in 1998, which had decreased from $155,500 in 1997. The average selling price in France rose in 1999 primarily due to a change in the mix of deliveries and price appreciation in the French housing market. The French average selling price had declined in 1998 primarily due to the inclusion of a full year of lower-priced deliveries generated from SMCI developments acquired in 1997.

Revenues from the development of commercial buildings, all located in metropolitan Paris, totaled $.7 million in 1999, $1.5 million in 1998 and $2.7 million in 1997.

Land sale revenues totaled $37.8 million in 1999, $22.5 million in 1998 and $13.6 million in 1997. Generally, land sale revenues fluctuate with decisions to maintain or decrease the Company's land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company and prevailing market conditions. Land sales are expected to increase in 2000 in connection with the Company's review of its assets and businesses for the purpose of monetizing non-strategic or marginal positions.

OPERATING INCOME Operating income increased 74.3% to a new Company record of $259.1 million in 1999 from $148.7 million in 1998. The increase was primarily due to higher housing gross profits, resulting from higher unit volume partially offset by increased selling, general and administrative expenses. Housing gross profits in 1999 increased 58.1% or $265.2 million to $721.6 million from $456.4 million in 1998. As a percentage of related revenues, housing gross profit margin was 19.3% in 1999, up from 19.2% in the prior year. This increase in housing gross margin was primarily due to efficient home designs and construction costs in KB2000 communities, and overall improved market conditions, as well as market-driven price increases in selected communities, particularly in California. Company-wide land sales produced losses of $1.2 million and $3.2 million in 1999 and 1998, respectively.

Selling, general and administrative expenses increased 51.5%, or $156.7 million in 1999 to $461.3 million. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses decreased .4 percentage points to 12.4% in 1999 from 12.8% in 1998. The improvement in the selling, general and administrative expense ratio was due to the strong increase in unit volume and reduced reliance on sales initiatives, partially offset by increased expenditures for information systems in support of the KB2000 operational business model and the Company's year 2000 compliance plan, and by goodwill amortization and other expenses related to the Lewis Homes transaction.

Operating income increased to $148.7 million in 1998 from $101.8 million in 1997. This increase was primarily due to higher housing gross profits, resulting from higher unit volume, partially offset by increased selling, general and administrative expenses. Housing gross profits in 1998 increased 37.5% or $124.5 million from $331.9 million in 1997. As a percentage of related revenues, housing gross profit margin was 19.2% in 1998, up from 18.2% in 1997. Housing gross margin increased primarily due to the rising proportion of higher margin deliveries produced by KB2000 communities, as well as price increases in certain fast-selling, hard to replace communities, particularly in certain California markets. Company-wide land sales produced losses of $3.2 million and $1.4 million in 1998 and 1997, respectively.

Selling, general and administrative expenses increased by 32.9% or $75.5 million to $304.6 million in 1998. However, as a percentage of housing revenues, selling, general and administrative expenses increased .3 percentage points to 12.8% in 1998 from 12.5% in 1997. This increase was mainly due to the inclusion of selling, general and administrative expenses of acquired entities, including goodwill amortization, expenditures incurred in connection with extensive information systems revisions required to support the KB2000 operational business model, system conversions related to acquisitions and initial efforts toward year 2000 compliance, new market entries in Texas and higher third-party sales commissions. Sales commissions rose because a higher percentage of domestic sales were generated from third-party brokers as part of the KB2000 operational business model.

INTEREST INCOME AND EXPENSE Interest income, which is generated from short-term investments and mortgages receivable, amounted to $7.8 million in 1999, $5.7 million in 1998 and $5.1 million in 1997. Increases in interest income in 1999 and 1998 primarily reflected increases in the interest bearing average balances of mortgages receivable each year. In 1999, a higher average balance of short-term investments also contributed to the increase in interest income.

Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. In 1999, interest expense, net of amounts capitalized, increased to $28.3 million from $23.3 million in 1998. Gross interest incurred in 1999 was $23.7 million higher than that incurred in 1998, reflecting an increase in average indebtedness, primarily as a result of the Lewis Homes acquisition and growth in the number of new communities in 1999.

The percentages of interest capitalized in 1999 and 1998 were 63.7% and 57.0%, respectively. The higher capitalization rate in 1999 resulted from the effect of the issuance of Feline Prides in the third quarter of 1998 and a higher proportion of land under development in 1999 compared to the previous year. The amounts of interest capitalized as a percentage of gross interest incurred and distributions associated with the Feline Prides were 53.3% in 1999 and 51.3% in 1998.

In 1998, interest expense, net of amounts capitalized, decreased to $23.3 million from $29.8 million in 1997 primarily due to the issuance of Feline Prides in the third quarter of 1998, as distributions associated with the Feline Prides are included in minority interests rather than interest expense.

Gross interest incurred in 1998 was higher than that incurred in 1997 by $1.8 million, reflecting an increase in average indebtedness in 1998, partially offset by a lower average interest rate as a result of more favorable financing terms obtained by the Company due to the redemption of its $100.0 million
10 3/8% senior notes and the issuance of $175.0 million of 7 3/4% senior notes in the fourth quarter of 1997. The percentage of interest capitalized in 1998 increased from the 43.1% capitalized in 1997, due to the issuance of Feline Prides in 1998 and a higher proportion of land under development in 1998 compared to 1997.

In 1998, the Company issued $189.8 million of Feline Prides and used the proceeds to immediately pay down outstanding debt under its domestic unsecured revolving credit facility. The distributions associated with the Feline Prides are included in minority interests; therefore, interest expense in future periods will generally be lower than it would be without this financing.

MINORITY INTERESTS Minority interests are comprised of two major components: pretax income of consolidated subsidiaries and joint ventures related to residential and commercial activities; and distributions associated with Feline Prides issued in July 1998. Operating income was reduced by minority interests of $29.4 million in 1999, $7.0 million in 1998 and $.4 million in 1997. Minority interests increased in 1999 and 1998 due to the inclusion of $15.2 million and $6.1 million, respectively, in distributions related to the Feline Prides. In 1999, increased joint venture activity also contributed to the rise in minority interests. In the aggregate, minority interests are expected to remain at higher levels due to increased joint venture activity and distributions associated with the Feline Prides.

EQUITY IN PRETAX INCOME (LOSS) OF UNCONSOLIDATED JOINT VENTURES The Company's unconsolidated joint venture activities, located in California, Nevada, New Mexico, Texas and France, posted combined revenues of $13.9 million in 1999, $17.7 million in 1998 and $98.2 million in 1997. All unconsolidated joint venture revenues in 1999 were generated from residential properties. French commercial activities accounted for $6.5 and $87.7 million of the combined revenues in 1998 and 1997, respectively. Combined revenues recorded by the Company's joint ventures fluctuated during the three-year period mainly due to the sale of a French commercial project in 1997. Unconsolidated joint ventures generated combined pretax income of $3.6 million in 1999, compared with pretax income of $5.0 million and a pretax loss of $2.9 million in 1998 and 1997, respectively. The Company's share of pretax income from unconsolidated joint ventures totaled $.2 million in 1999 and $1.2 million in 1998. In 1997, the Company's share of pretax losses totaled $.1 million.

MORTGAGE BANKING

INTEREST INCOME AND EXPENSE The Company's mortgage banking operations provide financing principally to purchasers of homes sold by the Company's domestic housing operations through the origination of residential mortgages. Interest income is earned primarily from first mortgages, and mortgage-backed securities held for long-term investment as collateral, while interest expense results from notes payable and the collateralized mortgage obligations. Interest income increased to a record $19.2 million in 1999 from $15.6 million in 1998 and $13.3 million in 1997. Interest expense also reached record levels, increasing to $16.9 million in 1999 from $15.0 million in 1998 and $12.7 million in 1997. In both 1999 and 1998, interest income increased primarily due to a higher balance of first mortgages held under commitments of sale and other receivables outstanding compared to the previous year.

Interest expense rose in both 1999 and 1998 due to a higher amount of notes payable outstanding compared to the prior year. Combined interest income and expense resulted in net interest income of $2.3 million in 1999 and $.6 million in both 1998 and 1997. These differences reflect variations in mortgage production mix; movements in short-term versus long-term interest rates; and the amount, timing and rates of return on interim reinvestments of monthly principal amortization and prepayments.

OTHER MORTGAGE BANKING REVENUES Other mortgage banking revenues, which principally consist of gains on sales of mortgages, servicing rights and, to a lesser extent, mortgage servicing fees and insurance commissions, totaled $45.0 million in 1999, $30.8 million in 1998 and $21.8 million in 1997. The increases in 1999 and 1998 reflected higher gains on the sales of mortgages and servicing rights due to a higher volume of mortgage originations associated with increases in housing unit volume and improved retention in the United States. In addition, in 1998 a more favorable mix of fixed to variable interest rate loans contributed to the increased revenues.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses associated with mortgage banking operations increased to $11.6 million in 1999 from $9.9 million in 1998 and $7.9 million in 1997. The increases in general and administrative expenses in both 1999 and 1998 were primarily due to higher mortgage production volume.

SECONDARY MARKETING TRADING LOSS On August 31, 1999, the Company disclosed that it had discovered unauthorized mortgage loan trading activity by an employee of its mortgage banking subsidiary resulting in a pretax trading loss of $18.2 million ($11.8 million, or $.25 per diluted share, on an after tax basis). It is normal practice for the Company's mortgage banking subsidiary to sell loans into the market that approximately match loan commitments to the Company's homebuyers. This practice is intended to hedge exposure to changes in interest rates that may occur until loans are sold to secondary market investors in the ordinary course of business. The loss was the result of a single employee engaging in unauthorized mortgage loan trading largely unrelated to mortgage originations. The employee who conducted the unauthorized trading was terminated.

INCOME TAXES

The Company recorded income tax expense of $79.4 million in 1999, $51.3 million in 1998 and $32.8 million in 1997. These amounts represented effective income tax rates of approximately 35.0% in both 1999 and 1998 and 36.0% in 1997. The effective tax rate declined in 1998 as a result of greater utilization of affordable housing tax credits. Pretax income for financial reporting purposes and taxable income for income tax purposes historically have differed primarily due to the impact of state income taxes, foreign tax rate differences, intercompany dividends and the use of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. In 1999, operating, investing and financing activities used net cash of $35.0 million; in 1998, these activities used net cash of $4.9 million.

Operating activities in 1999 provided $106.8 million, while 1998 operating activities used $12.8 million. In 1999, cash was provided by earnings of $147.5 million, an increase of $130.3 million in accounts payable, accrued expenses and other liabilities, and various noncash items deducted from net income. The cash provided was partially offset by an increase in receivables of $184.1 million and an investment of $38.8 million in inventories (excluding the effect of acquisitions and $43.5 million of inventories acquired through seller financing). Excluding the effect of the Company's acquisitions, inventories increased in 1999, primarily in domestic operations, reflecting continued growth throughout U.S. markets.

In 1998, uses of operating cash included an investment of $125.7 million in inventories (excluding the effect of acquisitions and $29.9 million of inventories acquired through seller financing) and an increase in receivables of $50.0 million. The use of cash was partially offset by earnings of $95.3 million, an increase of $51.3 million in accounts payable, accrued expenses and other liabilities, and various noncash items deducted from net income.

Cash used by investing activities totaled $34.0 million in 1999 compared to $161.8 million in 1998. In 1999, $19.2 million was used for net purchases of property and equipment, $15.0 million was used for investments in unconsolidated joint ventures, $11.6 million, net of cash acquired, was used for acquisitions, and $2.8 million was used for originations of mortgages held for long-term investment. Partially offsetting these uses were $14.6 million of proceeds received from mortgage-backed securities, which were principally used to pay down collateralized mortgage obligations for which the mortgage-backed securities had served as collateral.

In 1998, cash used by investing activities included $162.8 million, net of cash acquired, used for acquisitions and $15.9 million used for net purchases of property and equipment. Among amounts partially offsetting these uses were $12.9 million of proceeds received from mortgage-backed securities, $2.2 million in distributions related to investments in unconsolidated joint ventures and $1.7 million from the net sales of mortgages held for long-term investment.

Financing activities in 1999 used $107.8 million of cash compared to $169.8 million provided in 1998. In 1999, the Company's uses of cash included repurchases of common stock of $81.9 million, payments to minority interests of $43.7 million, cash dividend payments of $14.2 million and payments on collateralized mortgage obligations of $14.1 million. Partially offsetting these uses was cash provided from net proceeds from borrowings of $46.1 million. The Company's financial leverage, as measured by the ratio of debt to total capital, net of invested cash, was 48.4% at the end of 1999 compared to 43.4% at the end of 1998. The ratios were adjusted to reflect $.7 million and $20.2 million of invested cash at November 30, 1999 and 1998, respectively. The Company seeks to maintain its ratio of debt to total capital within a targeted range of 45% to 55%, and achieved this goal in 1999 despite its share repurchase program and the impact of the secondary marketing trading loss. The Company believes its debt to total capital ratio for 1999 reflects the initial impact of a strategic review of its assets and businesses initiated late in the year. The debt to capital ratio at the end of 1998 was impacted by an increase in capital from the offering of $189.8 million of Feline Prides in the third quarter of 1998.

Financing activities in 1998 provided $183.1 million from the issuance of Feline Prides and $17.9 million in net proceeds from borrowings. Partially offsetting cash provided in 1998 were payments to minority interests of $7.0 million, payments on collateralized mortgage obligations of $12.3 million and cash dividend payments of $11.9 million.

During the second quarter of 1998, the Company acquired three privately held homebuilders with regional operations in certain key markets. On March 19, 1998, the Company acquired all of the issued and outstanding capital stock of Houston-based Hallmark for approximately $54.0 million, including the assumption of debt. Hallmark built single-family homes primarily in Houston (with additional operations in San Antonio and Austin, Texas) under the trade names of Dover Homes and Ideal Builders. The acquisition of Hallmark marked the Company's entry into the Houston market and formed the core of those operations, while strengthening its existing market positions in San Antonio and Austin.

The Company acquired substantially all of the assets of Denver-based PrideMark on March 23, 1998 for approximately $65.0 million, including the assumption of trade liabilities and debt. PrideMark built single-family homes in Denver, Colorado, and its acquisition significantly increased the Company's already substantial market presence in Denver.

On April 9, 1998, the Company acquired all of the issued and outstanding capital stock of Estes for approximately $48.0 million, including the assumption of debt. Estes built single-family homes in Phoenix and Tucson, Arizona. Estes provided the Company's entry into the Tucson market and significantly increased its already substantial market presence in Phoenix.

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

Each acquisition and investment was accounted for under the purchase method and the results of operations of the acquired entities were included in the Company's consolidated financial statements as of their respective dates of acquisition. Each of these was financed by borrowings under the Company's domestic unsecured revolving credit facility.

Effective January 7, 1999, the Company acquired substantially all of the homebuilding assets of Lewis Homes. Lewis Homes was engaged in the acquisition, development and sale of residential real estate in California and Nevada. Prior to the acquisition, Lewis Homes was one of the largest privately held single-family homebuilders in the United States based on units delivered, with revenues for the year ended December 31, 1998 of $715 million on 3,631 unit deliveries. Lewis Homes also owned or controlled approximately 24,000 lots and had a backlog of approximately 900 homes at December 31,1998. Lewis Homes' principal markets were Las Vegas and Northern Nevada, Southern California and the greater Sacramento area in Northern California.

The purchase price for Lewis Homes was approximately $449.2 million, comprised of the assumption of approximately $303.2 million in debt and the issuance of
7.9 million shares of the Company's common stock valued at approximately $146.0 million. The purchase price was based on the

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

In connection with the acquisition of Lewis Homes, the Company obtained a $200 million unsecured Term Loan Agreement with various banks to refinance certain debt assumed. The Term Loan Agreement dated January 7, 1999 provides for three payments of $25 million, due on January 31, 2000, April 30, 2000 and July 31, 2000, with the remaining principal balance due on April 30, 2001. Interest is payable monthly at the London Interbank Offered Rate plus an applicable spread. Under the terms of the Term Loan Agreement, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. The financing obtained under the Term Loan Agreement did not affect the amounts available under the pre-existing borrowing arrangements, although the Company used borrowings under its $500 million domestic unsecured revolving credit facility to refinance certain other debt assumed in the Lewis Homes acquisition.

The acquisition consideration for Lewis Homes was determined by arms-length negotiations between the parties. The acquisition was accounted for as a purchase, with the results of Lewis Homes included in the Company's consolidated financial statements as of January 7, 1999.

During the second half of 1999, the Company completed the acquisition of the outstanding shares of Park, a French apartment builder, for a total price of approximately $16.6 million. The acquisition was financed by a three-year bank loan that provides for interest at the Euro Interbank Offered Rate Plus 1.45%. The acquisition was accounted for under the purchase method, and the results of operations of the builder are included in the Company's consolidated financial statements as of the date of purchase. The excess of the purchase price over the estimated fair value of net assets acquired was $10.0 million and was allocated to goodwill. The Company is amortizing goodwill related to the acquisition on a straight-line basis over a period of ten years.

On August 4, 1999, the Company's Board of Directors authorized a share repurchase program which allowed the Company to purchase up to 2.5 million shares of the Company's common stock at prices not to exceed $28 per share. The Company repurchased all of the 2.5 million shares originally authorized and on November 1, 1999, the Board of Directors authorized the repurchase of up to 4.0 million additional shares of Company common stock. As of November 30, 1999, the Company had repurchased 3.8 million shares under the repurchase program.

As of February 3, 2000, the Company had repurchased a total of 6.5 million shares of the Company's common stock under authorizations made by the Board of Directors on August 4, 1999 and November 1, 1999. On February 3, 2000, the Company's Board of Directors authorized the repurchase of up to an additional
4.0 million shares of the Company's common stock.

In connection with the repurchase program, on August 27, 1999, the Company established a grantor stock ownership trust (the "Trust") into which the repurchased shares are transferred. The Trust, administered by an independent trustee, acquires, holds and distributes the shares of common stock for the purpose of funding certain employee compensation and employee benefit obligations of the Company under its existing stock option, 401(k) and other employee benefit plans. The existence of the Trust will have no impact on the amount of benefits or compensation that will be paid under these plans.

For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders' equity in the consolidated balance sheet. The difference between the Trust share value and the fair market value on the date shares are released from the Trust, for the benefit of employees, will be included in additional paid-in capital. Common stock held in the Trust is not considered outstanding in the computation of earnings per share. The Trust held 3.8 million shares of common stock at November 30, 1999. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

External sources of financing for the Company's construction activities include its domestic unsecured revolving credit facility, other domestic and foreign bank lines, third-party secured financings, and the public debt and equity markets. Substantial unused lines of credit remain available for the Company's future use, if required, principally through its domestic unsecured revolving credit facility. Under this facility, $500.0 million remained committed and $416.9 million was available for the Company's future use at November 30, 1999. The domestic unsecured revolving credit facility is comprised of a $400 million revolving credit facility scheduled to expire on April 30, 2001 and a 364-day revolving credit facility which has provisions for annual renewal. In addition, the Company's French subsidiaries have lines of credit with various banks which totaled $198.7 million at November 30, 1999 and have various committed expiration dates through November 2001. Under these unsecured financing agreements, $148.8 million was available in the aggregate at November 30, 1999.

Depending upon available terms and its negotiating leverage related to specific market conditions, the Company also finances certain land acquisitions with purchase-money financing from land sellers and other third parties. At November 30, 1999, the Company had outstanding seller-financed notes payable of $30.6 million secured primarily by the underlying property which had a carrying value of $106.3 million.

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

On July 7, 1998, the Company, together with a KBHC Trust that is wholly owned by the Company, issued an aggregate of (i) 18,975,000 Feline Prides, and
(ii) 1,000,000 KBHC Trust capital securities, with a $10 stated liquidation amount. The Feline Prides consisted of (i) 17,975,000 Income Prides with the stated amount per Income Prides of $10, which are units comprised of a capital security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay to the holders certain unsecured contract adjustment payments, and
(ii) 1,000,000 Growth Prides with a face amount per Growth Prides equal to the $10 stated amount, which are units consisting of a 1/100th beneficial interest in a zero-coupon U.S. treasury security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay to the holders certain unsecured contract adjustment payments.

The distribution rate on the Income Prides is 8.25% per annum and the distribution rate on the Growth Prides is .75% per annum. Under the stock purchase contracts, investors will be required to purchase shares of common stock of the Company for an effective price ranging between a minimum of $31.75 per share and a maximum of $38.10 per share, and the Company will issue approximately 5 to 6 million common shares by August 16, 2001, depending upon the price of the common stock upon settlement of the purchase contracts (subject to adjustment under certain circumstances). The capital securities associated with the Income Prides and the U.S. treasury securities associated with the Growth Prides have been pledged as collateral to secure the holders' obligations in respect of the common stock purchase contracts. The capital securities issued by the KBHC Trust are entitled to a distribution rate of 8% per annum of their $10 stated liquidation amount.

The Company uses its capital resources primarily for land purchases, land development and housing construction. The Company typically manages its investments in land by purchasing property under options and other types of conditional contracts whenever possible, and similarly controls its investment in housing inventories by emphasizing the pre-sale of homes over speculative construction and carefully managing the timing of the production process. During the 1990's, the Company's inventories became geographically more diverse, primarily as a result of its extensive domestic expansion outside of California. The Company continues to concentrate its housing operations in desirable areas within targeted growth markets, principally oriented toward entry-level purchasers.

The principal sources of liquidity for the Company's mortgage banking operations are internally generated funds from the sales of mortgages and related servicing rights. Mortgages originated by the mortgage banking operations are generally sold in the secondary market within 60 days of origination. External sources of financing for these operations include a $250.0 million revolving mortgage warehouse facility, which expires on February 23, 2000. At November 30, 1999, the mortgage banking operations had borrowed the maximum amount available under the facility. The Company's mortgage banking subsidiary is currently in the process of renewing its revolving mortgage warehouse facility.

On May 25, 1999, the Company's mortgage banking subsidiary entered into a $150.0 million Master Loan and Security Agreement with an investment bank. The agreement, which expires on May 25, 2000, provides for a facility fee based on the $150.0 million maximum amount available and provides for interest to be paid monthly at the Eurodollar Rate plus an applicable spread on amounts borrowed.

The amounts outstanding under the revolving mortgage warehouse facility and the Master Loan and Security agreement are secured by a borrowing base, which includes certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under either facility. Both facilities include financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income.

Debt service on the Company's collateralized mortgage obligations is funded by receipts from mortgage-backed securities. Such funds are expected to be adequate to meet future debt-payment schedules for the collateralized mortgage obligations and therefore these securities have virtually no impact on the capital resources and liquidity of the mortgage banking operations.

The Company continues to benefit in all of its operations from the strength of its capital position, which has allowed it to maintain overall profitability during troubled economic times, finance domestic and international expansion, re-engineer product lines and diversify into new markets. Secure access to capital at competitive rates, among other reasons, should enable the Company to continue to grow and expand. As a result of its geographic diversification, the disciplines of the KB2000 operational business model and its strong capital position, the Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds needed to acquire capital assets and land, to construct homes, to fund its mortgage banking operations, and to meet other needs of its business, both on a short and long-term basis.

YEAR 2000 ISSUE

The term "year 2000 issue" is a general term that was used to describe the complications that were feared would arise from the use of existing computer hardware and software designed by applicable manufacturers without consideration for the change in the century as of January 1, 2000. If not corrected, software programs with this embedded problem were considered to possibly cause computer systems to fail or to miscalculate data.

During the late 1990's, the Company invested in information systems required to support its KB2000 operational business model and effectively manage and control growth. In conjunction with this investment in technology, and with respect to the year 2000 issue in particular, the Company undertook to modify or replace portions of its existing computer operating systems to ensure that they would function properly with respect to dates in the year 2000 and thereafter.

In 1998, the Company formed a "Year 2000 Project Office" to direct the Company-wide efforts encompassed by this project. During calendar year 1999, the Company successfully completed a year 2000 effort that was comprised of 13 distinct projects. Each of the projects was timely completed and certified as year 2000 compliant by key management participants. With the passing of the new year and the month of January 2000 completed, neither the Company nor any of its key vendors or other third party providers have been materially adversely impacted by technological issues associated with the turning of the century. At this time, the Company considers the risk of any year 2000 related failures or the consequences of any year 2000 failures to be extremely low. Management believes that the year 2000 issue has not and will not have any material adverse effect on the Company's liquidity, financial condition or results of operations.

Several of the projects included in the Company's year 2000 plan were projects which were necessary to support the Company's KB2000 operational business model, and would have been undertaken regardless of year 2000 exposure. The total cost of all of the Company's projects associated with its year 2000 plan was approximately $4.0 million; however, because such projects involved conversions and upgrades that were not necessitated to meet year 2000 concerns, it is not possible to determine the portion of the total cost which is specifically attributable to year 2000 compliance efforts.

Conversion to the Euro Currency

On January 1, 1999, certain member countries of the European Union (the "EU") established fixed conversion rates between their existing currencies and the European Union's common currency (the "euro"). The Company conducts substantial business in France, an EU member country. During the established transition period for the introduction of the euro, which extends to June 30, 2002, the Company will address the issues involved with the adoption of the new currency. The most important issues facing the Company include: converting information technology systems; reassessing currency risk; negotiating and amending contracts; and processing tax and accounting records.

Based upon progress to date, the Company believes that use of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the euro is not expected to have a material effect on the Company's financial condition or results of operations.

Subsequent Events

On January 24, 2000, Kaufman & Broad S.A. ("KBSA"), the Company's wholly owned French subsidiary filed a preliminary public offering memorandum for the initial public offering of ordinary shares of KBSA. On February 7, 2000, KBSA successfully completed its public offering and is now listed on the Premier Marche of the ParisBourse. The offering of approximately 5.1 million shares (before exercise of the over allotment option) was made in France and in Europe and was priced at 23 euros per share, representing a total offering of approximately $120.0 million.

Proceeds from the offering will be used to fund internal and external growth of the French homebuilding operations, obtain better financing conditions, and finance the payment of a dividend of approximately $85.0 million to the Company, which the Company will use to reduce its domestic debt and repurchase additional shares of its common stock. The Company continues to own a majority interest in KBSA and will continue to consolidate these operations in its financial statements.

In connection with the ongoing review of its assets and operations, and to reposition its core homebuilding operations, the Company is actively exploring the sale of certain of its operating divisions. Such divisions, which do not individually or in the aggregate comprise a material portion of the Company's financial position or results of operations, operate businesses that are inconsistent with the Company's strategic focus on fewer, larger homebuilding markets to maximize execution of its KB2000 operational business model. To the extent the sale of any division occurs during fiscal year 2000 as planned, the Company does not anticipate such transactions to have a material effect on its financial position or results of operations in fiscal year 2000 or in future years.

Outlook

The Company's residential backlog at November 30, 1999 consisted of 8,558 units, representing aggregate future revenues of $1.38 billion. Both amounts established new year-end records, and reflected increases of 23.3% and 38.2%, respectively, when compared to the 6,943 units in residential backlog, representing aggregate future revenues of $1.00 billion, at year-end 1998.

Company-wide net orders for the fourth quarter of 1999 totaled 4,869, up 12.7% from the comparable quarter of 1998. The 1999 fourth quarter net order total included orders generated by the acquired Lewis Homes operations and operations acquired in France. Excluding the impact of acquisitions within the trailing twelve-month period, Company-wide net orders decreased 12.2% in the fourth quarter of 1999 compared to the year-earlier quarter.

The Company's domestic residential backlog at November 30, 1999 increased to $1.15 billion, up 36.0% from $848.6 million at year-end 1998. On a unit basis, the domestic backlog stood at 7,185 units at year-end 1999, up 20.6% from 5,959 units at year-end 1998. Improvement occurred in both California and Other U.S. operations, and resulted primarily from the Lewis Homes acquisition, completed during the first quarter of 1999, higher order rates reflecting generally good market conditions throughout the United States, particularly in California, and the Company's empha-sis on pre-sales. The success of communities designed under its KB2000 operational business model also contributed to the increase in total United States backlog levels. California operations produced substantial year-over-year growth, with backlog at November 30, 1999 rising to $457.4 million on 1,879 units from $288.3 million on 1,220 units at November 30, 1998. Net orders from California operations increased 33.4% in the fourth quarter of 1999 to 1,314 units, up from 985 units in the fourth quarter of 1998; however, excluding 504 net orders associated with the Company's Lewis Homes acquisition, fourth quarter net orders in California operations decreased 17.8%. In Other U.S. operations, backlog increased to $696.5 million on 5,306 units at November 30, 1999, up from $560.3 million on 4,739 units at November 30, 1998, as the average number of active communities rose 53.9% from the prior year. Fourth quarter 1999 net orders in Other U.S. operations increased 10.6% to 2,908 units from 2,630 units in the year-earlier period.

In France, residential backlog at November 30, 1999 totaled $227.2 million on 1,369 units, up 55.7% and 42.5%, respectively, from $145.9 million on 961 units at year-end 1998. French net orders decreased 7.3% to 647 units in the fourth quarter of 1999 from 698 units in the year-earlier period primarily due to existing communities selling out more quickly than expected. The value of the backlog associated with French commercial development activities totaled approximately $1.7 million at November 30, 1999 from $1.8 million at year end 1998, reflecting a reduced level of activity.

Substantially all homes included in the year-end 1999 backlog are expected to be delivered during 2000. However, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

Company-wide net orders during the first two months of fiscal 2000 decreased 2.1% from the comparable period of 1999. Domestic net orders during the two-month period decreased 3.7% due to a 5.9% decrease in net orders from Other U.S. operations, partially offset by a 1.9% increase in net orders from California operations. Excluding net orders from operations acquired in the trailing twelve-month period, domestic net orders decreased 14.8% in the first two months of fiscal 2000 compared to the same period a year ago. The decrease is primarily due to higher mortgage interest rates compared to the year-earlier period. In France, net orders for the first two months of fiscal 2000 increased 12.9% compared to the same period in 1999, reflecting the inclusion of Park and new community openings. Excluding net orders from operations acquired in the trailing twelve-month period, French net orders rose 3.2% in the first two months of fiscal 2000. Full year Company-wide net order results could be further affected by current global market uncertainties, mortgage interest rate volatility, declines in consumer confidence and/or other factors.

As a result of continued domestic expansion outside of California, the percentage of domestic unit deliveries generated from California operations decreased to 31.7% in 1999 from 35.8% in 1998. On a revenue basis, these percentages were 46.8% in 1999 and 51.3% in 1998. In response to persistently weak conditions for new housing and general recessionary trends in California during the first half of the 1990's and in order to spur growth, the Company diversified its business through aggressive expansion into other western states. Since then, the housing market has improved significantly in California, and the Company remains cautiously optimistic that the improved economic climate will continue for the foreseeable future, thereby generally enabling the housing market, and the Company's business in the state to retain its strength.

Other U.S. operations continued to experience substantial growth in 1999. The acquisition of Lewis Homes' market-leading operations in Nevada, coupled with the continued expansion of preexisting Other U.S. operations, resulted in a 56.5% increase in deliveries in 1999 compared to the prior year. The Company has also achieved the most significant penetration of its KB2000 operational business model in these Other U.S. markets. The Company is seeking to continue to expand its Other U.S. operations and continues to explore opportunities to enter new markets as well as grow its existing markets.

The French housing market has continued to improve in recent years. In 1999, unit deliveries in France rose by 53.2% from the previous year, including the impact of the acquisition of Park. The Company anticipates that increases in deliveries from French housing operations in 2000 will be in line with that nation's improving economy. French commercial activities are not likely to increase materially, consistent with the strategy to focus primarily on the expansion of its residential development business. The initial public offering of KBSA, completed in February 2000, has strengthened the French business by providing it with access to additional capital to support its growth.

As the Company enters fiscal year 2000, it plans to continue to operate under the principles of the KB2000 operational business model -- now renamed KBnxt -- and to strive for continued growth. The Company believes its KB2000 operational business model has been instrumental in its achievement of record deliveries and earnings in 1998 and 1999. Since implementing KB2000 in 1997, the Company has leveraged the business model with additional and complementary initiatives including strategies to establish leading market positions and maintain focus on acquisitions.

In order to leverage the benefits of the KB2000/KBnxt operational business model, the Company has concentrated on a strategy designed to achieve a leading position in its major markets. By operating in fewer, larger markets at sufficiently large volume levels, the Company believes it can better execute its operational business model and use economies of scale to increase profits. The expected benefits of this strategy can include lower land acquisition costs, improved terms with suppliers and subcontractors, the ability to offer maximum choice and the best value to customers, and the retention of the best management talent.

The Company hopes to continue to increase overall unit delivery growth in future years, with its current primary growth strategies to expand existing operations to optimal market volume levels, while still exploring entry into new markets, at high volume levels, through acquisitions.

The Company expects to continue to consider acquisitions from time to time to supplement growth in existing markets and facilitate expansion into new markets. However, the Company's ability to acquire other homebuilders could be affected by several factors, including, among other things, conditions in U.S. securities markets, the Company's stock price, the general availability of applicable acquisition candidates, pricing for such transactions, competition among other national or regional builders for such target companies, changes in general and economic conditions nationally and in target markets, and capital or credit market conditions. Merger and acquisition activity within the U.S homebuilding industry has slowed in recent months as a result of the generally depressed stock prices of leading builders.

The Company is also in the process of reviewing its assets and businesses for the purpose of monetizing non-strategic or marginal positions, and has instituted even more stringent criteria for prospective land acquisitions. Included among these initiatives is the Company's exploration of the sale of certain operating divisions, which do not individually or in the aggregate comprise a material portion of the Company's business. These initiatives are intended to increase cash flows available to reduce debt and/or repurchase additional stock. The Company believes that the improvement in its debt ratio from the end of the third quarter to the end of the fourth quarter of fiscal 1999, which occurred despite the stock buyback program, reflects the early benefits of this review.

The Company's agreement to joint venture its interest in "City Ranch", a master planned community in north Los Angeles County, California, is an example of its ongoing asset review process.

Notwithstanding the asset review, the Company hopes to continue to increase overall unit deliveries in future years. Subject to various risk factors, the Company's growth strategies include expanding existing operations to sizable market volume levels, as well as entering new markets at high volume levels, principally through acquisitions. Growth in existing markets will be driven by the Company's ability to increase the average number of active communities in its major markets through the successful implementation of its operational business model.

Based on its current projections, the Company expects to establish record earnings in fiscal 2000, although this goal could be materially affected by various risk factors such as changes in general economic conditions, either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence, and the extent of its internal asset review, among other things. In particular, interest rates have risen since the beginning of the Company's 1999 fiscal year. Recent increases in short-term interest rates instituted by the Federal Reserve Board may give rise to further increases in mortgage interest rates. With its acquisition of companies in 1998 and 1999, including Lewis Homes, its asset repositioning program, and its high current backlog levels, the Company believes it is well-positioned to achieve record earnings in 2000.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, national or regional changes in general economic conditions, employment levels, costs of homebuilding material and labor, home mortgage and other interest rates, the secondary market for mortgage loans, competition, currency exchange rates as they affect the Company's operations in France, consumer confidence, government regulation or restrictions on real estate development, capital or credit market conditions affecting the Company's cost of capital; the availability and cost of land in desirable areas; environmental factors, governmental regulations, unanticipated violations of Company policy, property taxes, and unanticipated delays in the Company's operations.

CONSOLIDATED STATEMENTS OF INCOME

  in thousands, except per share amounts
  Years Ended November 30,                                                  1999           1998           1997
--------------------------------------------------------------------------------------------------------------
  TOTAL REVENUES                                                     $ 3,836,295    $ 2,449,362    $ 1,878,723
==============================================================================================================

  CONSTRUCTION:
     Revenues                                                        $ 3,772,121    $ 2,402,966    $ 1,843,614
     Construction and land costs                                      (3,051,698)    (1,949,729)    (1,512,766)
     Selling, general and administrative expenses                       (461,316)      (304,565)      (229,097)
--------------------------------------------------------------------------------------------------------------

        Operating income                                                 259,107        148,672        101,751
     Interest income                                                       7,806          5,674          5,078
     Interest expense, net of amounts capitalized                        (28,340)       (23,341)       (29,829)
     Minority interests                                                  (29,392)        (7,002)          (425)
     Equity in pretax income (loss) of unconsolidated joint ventures         224          1,151            (53)
--------------------------------------------------------------------------------------------------------------
     Construction pretax income                                          209,405        125,154         76,522
--------------------------------------------------------------------------------------------------------------
  MORTGAGE BANKING:
     Revenues:
        Interest income                                                   19,186         15,569         13,303
        Other                                                             44,988         30,827         21,806
--------------------------------------------------------------------------------------------------------------
                                                                          64,174         46,396         35,109
     Expenses:
        Interest                                                         (16,941)       (15,046)       (12,699)
        General and administrative                                       (11,614)        (9,937)        (7,902)
        Secondary marketing trading loss                                 (18,155)
--------------------------------------------------------------------------------------------------------------
        Mortgage banking pretax income                                    17,464         21,413         14,508
--------------------------------------------------------------------------------------------------------------
  Total pretax income                                                    226,869        146,567         91,030
  Income taxes                                                           (79,400)       (51,300)       (32,800)
--------------------------------------------------------------------------------------------------------------
  NET INCOME                                                         $   147,469    $    95,267    $    58,230
==============================================================================================================
  BASIC EARNINGS PER SHARE                                           $      3.16    $      2.41    $      1.50
==============================================================================================================
  DILUTED EARNINGS PER SHARE                                         $      3.08    $      2.32    $      1.45
==============================================================================================================

  See accompanying notes.

CONSOLIDATED BALANCE SHEETS

  IN THOUSANDS, EXCEPT SHARES
  November 30,                                                                                1999           1998
-----------------------------------------------------------------------------------------------------------------
  ASSETS
  CONSTRUCTION:
     Cash and cash equivalents                                                         $    15,576    $    56,602
     Trade and other receivables                                                           205,847        140,771
     Mortgages and notes receivable                                                         58,702         54,070
     Inventories                                                                         1,521,265      1,134,402
     Investments in unconsolidated joint ventures                                           21,290          5,608
     Deferred income taxes                                                                  99,519         24,094
     Goodwill                                                                              205,618         45,533
     Other assets                                                                           86,259         81,464
-----------------------------------------------------------------------------------------------------------------
                                                                                         2,214,076      1,542,544
-----------------------------------------------------------------------------------------------------------------

  MORTGAGE BANKING:
     Cash and cash equivalents                                                              12,791          6,751
     Receivables:
        First mortgages and mortgage-backed securities                                      47,080         58,262
        First mortgages held under commitments of sale and other receivables               386,076        249,702
     Other assets                                                                            4,212          2,945
-----------------------------------------------------------------------------------------------------------------
                                                                                           450,159        317,660
-----------------------------------------------------------------------------------------------------------------
  TOTAL ASSETS                                                                         $ 2,664,235    $ 1,860,204
=================================================================================================================
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CONSTRUCTION:
     Accounts payable                                                                  $   328,528    $   211,380
     Accrued expenses and other liabilities                                                222,855        148,508
     Mortgages and notes payable                                                           813,424        529,846
-----------------------------------------------------------------------------------------------------------------
                                                                                         1,364,807        889,734
-----------------------------------------------------------------------------------------------------------------
  MORTGAGE BANKING:
     Accounts payable and accrued expenses                                                   9,711          8,924
     Notes payable                                                                         377,666        239,413
     Collateralized mortgage obligations secured by mortgage-backed securities              36,219         49,264
-----------------------------------------------------------------------------------------------------------------
                                                                                           423,596        297,601
-----------------------------------------------------------------------------------------------------------------
  MINORITY INTERESTS:
     Consolidated subsidiaries and joint ventures                                            9,499          8,608
     Company obligated mandatorily redeemable preferred securities of subsidiary
        trust holding solely debentures of the Company                                     189,750        189,750
-----------------------------------------------------------------------------------------------------------------
                                                                                           199,249        198,358
-----------------------------------------------------------------------------------------------------------------
  STOCKHOLDERS' EQUITY:
     Preferred stock--$1.00 par value; authorized, 10,000,000 shares: none outstanding
     Common stock--$1.00 par value; authorized, 100,000,000 shares; 48,090,615 and
        39,992,004 shares outstanding at November 30, 1999 and 1998, respectively           48,091         39,992
     Paid-in capital                                                                       335,324        193,520
     Retained earnings                                                                     376,626        243,356
     Accumulated other comprehensive income                                                 (1,584)        (2,357)
     Grantor stock ownership trust, at cost: 3,750,100 shares at November 30, 1999         (81,874)
-----------------------------------------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                                         676,583        474,511
-----------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 2,664,235    $ 1,860,204
=================================================================================================================

  See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Number of Shares
                                         -----------------                                    Accumulated
                                                   Grantor                                          Other     Grantor
  in thousands                                       Stock                                        Compre-       Stock         Total
  Years Ended November 30, 1999,         Common  Ownership      Common    Paid-in    Retained     hensive   Ownership Stockholders'
  1998 and 1997                           Stock      Trust       Stock    Capital    Earnings      Income       Trust        Equity
-----------------------------------------------------------------------------------------------------------------------------------
  Balance at November 30, 1996           38,828               $ 38,828   $183,801   $ 113,398    $  4,323                 $ 340,350
-----------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
     Net income                                                                        58,230                                58,230
     Foreign currency translation
        adjustments                                                                                (6,310)                   (6,310)
                                                                                                                          ---------
     Total comprehensive income                                                                                              51,920
  Dividends on common stock                                                           (11,668)                              (11,668)
  Exercise of employee stock
     options                                169                    169      2,285                                             2,454
-----------------------------------------------------------------------------------------------------------------------------------
  Balance at November 30, 1997           38,997                 38,997    186,086     159,960      (1,987)                  383,056
-----------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
     Net income                                                                        95,267                                95,267
     Foreign currency translation
        adjustments                                                                                  (370)                     (370)
                                                                                                                          ---------
     Total comprehensive income                                                                                              94,897
  Dividends on common stock                                                           (11,871)                              (11,871)
  Exercise of employee stock
     options                                995                    995     15,699                                            16,694
  Company obligated mandatorily
     redeemable preferred securities
     of subsidiary trust holding solely
     debentures of the Company -
     contract adjustment payments
     and issuance costs                                                    (8,265)                                           (8,265)
-----------------------------------------------------------------------------------------------------------------------------------
  Balance at November 30, 1998           39,992                 39,992    193,520     243,356      (2,357)                  474,511
-----------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
     Net income                                                                       147,469                               147,469
     Foreign currency translation
        adjustments                                                                                   773                       773
                                                                                                                          ---------
     Total comprehensive income                                                                                             148,242
  Dividends on common stock                                                           (14,199)                              (14,199)
  Exercise of employee stock options        212                    212      3,686                                             3,898
  Issuance of common stock related
     to an acquisition                    7,887                  7,887    138,118                                           146,005
  Grantor stock ownership trust                     (3,750)                                                  $(81,874)      (81,874)
-----------------------------------------------------------------------------------------------------------------------------------
  Balance at November 30, 1999           48,091     (3,750)   $ 48,091   $335,324   $ 376,626    $ (1,584)   $(81,874)    $ 676,583
===================================================================================================================================

  See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

  in thousands
  Years Ended November 30,                                                             1999           1998           1997
-------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                   $ 147,469      $  95,267      $  58,230
     Adjustments to reconcile net income to net cash provided (used) by operating activities:
           Equity in pretax (income) loss of unconsolidated joint ventures             (224)        (1,151)            53
           Minority interests                                                        29,392          7,002            425
           Amortization of discounts and issuance costs                               1,501          1,882          2,341
           Depreciation and amortization                                             38,251         16,178         11,860
           Provision for deferred income taxes                                      (25,913)           474         (5,028)
           Change in assets and liabilities, net of effects from acquisitions:
              Receivables                                                          (184,116)       (50,040)      (118,123)
              Inventories                                                           (38,761)      (125,719)         5,157
              Accounts payable, accrued expenses and other liabilities              130,257         51,283         20,064
              Other, net                                                              8,911         (8,025)        (4,023)
-------------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                                  106,767        (12,849)       (29,044)
-------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                             (11,646)      (162,818)
     Investments in unconsolidated joint ventures                                   (15,022)         2,214          1,921
     Net sales (originations) of mortgages held for long-term investment             (2,756)         1,686            164
     Payments received on first mortgages and mortgage-backed securities             14,629         12,933          9,988
     Purchases of property and equipment, net                                       (19,160)       (15,859)        (5,917)
-------------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by investing activities                                  (33,955)      (161,844)         6,156
-------------------------------------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from credit agreements and other short-term borrowings            119,425         63,187         37,900
     Proceeds from Company obligated mandatorily redeemable preferred
        securities of subsidiary trust holding solely debentures of the Company                    183,057
     Proceeds from issuance of senior notes                                                                       172,182
     Payments on collateralized mortgage obligations                                (14,098)       (12,324)        (9,531)
     Payments on mortgages, land contracts and other loans                          (73,329)       (45,239)        (8,047)
     Redemption of senior notes                                                                                  (100,000)
     Payments from (to) minority interests                                          (43,723)        (7,006)           513
     Payments of cash dividends                                                     (14,199)       (11,871)       (11,668)
     Repurchases of common stock                                                    (81,874)
-------------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) for financing activities                                (107,798)       169,804         81,349
-------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                              (34,986)        (4,889)        58,461
  Cash and cash equivalents at beginning of year                                     63,353         68,242          9,781
-------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                                        $  28,367      $  63,353      $  68,242
=========================================================================================================================

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid, net of amounts capitalized                                    $  43,014      $  37,915      $  43,559
     Income taxes paid                                                               74,560         40,521         29,982
=========================================================================================================================

  SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
     Cost of inventories acquired through seller financing                        $  43,529      $  29,911      $  15,098
     Issuance of common stock related to an acquisition                             146,005
     Debt assumed related to an acquisition                                         303,239
=========================================================================================================================

  See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

OPERATIONS Kaufman and Broad Home Corporation (the "Company") is a regional builder of single-family homes with domestic operations throughout the western United States, and international operations in France. The Company is also a developer of commercial and high-density residential projects in France. Through its mortgage banking subsidiary, Kaufman and Broad Mortgage Company, the Company provides mortgage banking services to its domestic homebuyers.

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

CASH AND CASH EQUIVALENTS The Company considers all highly liquid debt instruments and other short-term investments purchased with a maturity of three months or less to be cash equivalents. As of November 30, 1999 and 1998, the Company's cash equivalents totaled $704,000 and $20,246,000, respectively.

FOREIGN CURRENCY TRANSLATION Results of operations for foreign entities are translated using the average exchange rates during the period. For foreign entities, assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded in stockholders' equity as foreign currency translation adjustments.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized by the Company over periods ranging from five to ten years using the straight-line method. Accumulated amortization was $52,765,000 and $25,804,000 at November 30, 1999 and 1998, respectively. In the event that facts and circumstances indicate that the carrying value of goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the goodwill would be compared to its carrying amount to determine if a write-down to fair value or discounted cash flow is required.

MORTGAGE BANKING OPERATIONS First mortgages and mortgage-backed securities consist of securities held for long-term investment and are valued at amortized cost. First mortgages held under commitments of sale are valued at the lower of aggregate cost or market. Market is principally based on public market quotations or outstanding commitments obtained from investors to purchase first mortgages receivable.

Principal and interest payments received on mortgage-backed securities are invested in short-term securities maturing on the next debt service date of the collateralized mortgage obligations for which the securities are held as collateral. Such payments are restricted to the payment of the debt service on the collateralized mortgage obligations.

SECONDARY MARKETING TRADING LOSS On August 31, 1999, the Company disclosed that it had discovered unauthorized mortgage loan trading activity by an employee of its mortgage banking subsidiary resulting in a pretax trading loss of $18,155,000 ($11,755,000, or $.25 per diluted share, on an after tax basis). It is normal practice for the Company's mortgage banking subsidiary to sell loans into the market that approximately match loan commitments to the Company's homebuyers. This practice is intended to hedge exposure to changes in interest rates that may occur until loans are sold to secondary market investors in the ordinary course of business. The loss was the result of a single employee engaging in unauthorized mortgage loan trading largely unrelated to mortgage originations. The employee who conducted the unauthorized trading was terminated.

STOCK OPTIONS The Company's employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25").

INCOME TAXES Income taxes are provided for at rates applicable in the countries in which the income is earned. Provision is made currently for United States federal income taxes on earnings of foreign subsidiaries which are not expected to be reinvested indefinitely.

EARNINGS PER SHARE Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts. Earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requirements. The following table presents a reconciliation of average shares outstanding:

  in thousands
  Years Ended November 30,                                     1999        1998       1997
------------------------------------------------------------------------------------------
  Basic average shares outstanding                           46,730      39,553     38,889
  Net effect of stock options assumed to be exercised         1,101       1,480      1,169
------------------------------------------------------------------------------------------
  Diluted average shares outstanding                         47,831      41,033     40,058
==========================================================================================

COMPREHENSIVE INCOME During the quarter ended February 28, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

SEGMENT INFORMATION Effective November 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes new standards for segment reporting which are based on the way management organizes segments within a company for making operating decisions and assessing performance.

In accordance with SFAS No. 131, the Company identified two reportable segments: construction and mortgage banking. The Company's construction segment consists primarily of domestic and foreign homebuilding operations. The Company's construction operations are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to the first-time homebuyer. Domestically, the Company currently sells homes in six western states. Internationally, the Company operates in France. The Company also builds commercial projects and high-density residential properties, such as condominium and apartment complexes, in France. The Company's mortgage banking operations provide mortgage banking services to the Company's domestic homebuyers. The mortgage banking segment originates, processes and sells mortgages to third-party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

Information for the Company's reportable segments are presented in its consolidated statements of income and consolidated balance sheets included herein. The Company's reporting segments follow the same accounting policies used for the Company's consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment's performance based upon a number of factors including pretax results.

RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires all derivatives to be recorded on the balance sheet at fair value. The Company will adopt SFAS No. 133 in its fiscal year 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its results of operations or financial position.

RECLASSIFICATIONS Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 1999 presentation.

Note 2. Acquisitions

During the second quarter of 1998, the Company acquired three privately held home builders with regional operations in certain key markets. On March 19, 1998, the Company acquired all of the issued and outstanding capital stock of Houston-based Hallmark Residential Group ("Hallmark") for approximately $54,000,000, including the assumption of debt. Hallmark built single-family homes primarily in Houston (with additional operations in San Antonio and Austin, Texas) under the trade names of Dover Homes and Ideal Builders. The Company acquired substantially all of the assets of Denver-based PrideMark Homebuilding Group ("PrideMark") on March 23, 1998 for approximately $65,000,000, including the assumption of trade liabilities and debt. PrideMark built single-family homes in Denver, Colorado. On April 9, 1998, the Company acquired all of the issued and outstanding capital stock of Estes Homebuilding Co. ("Estes") for approximately $48,000,000, including the assumption of debt. Estes built single-family homes in Phoenix and Tucson, Arizona.

On August 18, 1998, the Company acquired a majority ownership investment in General Homes Corporation ("General Homes"), a builder of single-family homes primarily in Houston, Texas. The Company invested approximately $31,837,000, including the assumption of debt, to acquire 50.3% of the outstanding stock of General Homes, pursuant to a completed plan of reorganization. Effective January 4, 1999, the Company invested approximately $14,500,000 to acquire the remaining 49.7% of the outstanding stock of General Homes, bringing its ownership interest to 100%.

The acquisitions of Hallmark, PrideMark, Estes and General Homes were financed by borrowings under the Company's domestic unsecured revolving credit facility. Each acquisition was accounted for under the purchase method and the results of operations of the acquired entities were included in the Company's consolidated financial statements as of their respective dates of acquisition. The purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair market values at the date of acquisition. The excess of the purchase prices over the fair value of net assets acquired was $23,450,000 on an aggregate basis and was allocated to goodwill. The Company is amortizing goodwill related to the acquisitions on a straight-line basis over a period of ten years.

Effective January 7, 1999, the Company acquired substantially all of the homebuilding assets of the Lewis Homes group of companies ("Lewis Homes"). Lewis Homes was engaged in the acquisition, development and sale of residential real estate in California and Nevada. Prior to the acquisition, Lewis Homes was one of the largest privately held single-family homebuilders in the United States based on units delivered, with revenues for the year ended December 31, 1998 of $715,000,000 on 3,631 unit deliveries. Lewis Homes also owned or controlled approximately 24,000 lots and had a backlog of approximately 900 homes at December 31, 1998. Lewis Homes' principal markets were Las Vegas and Northern Nevada, Southern California and the greater Sacramento area in Northern California.

The purchase price for Lewis Homes was approximately $449,244,000, comprised of the assumption of approximately $303,239,000 in debt and the issuance of 7,886,686 shares of the Company's common stock valued at approximately $146,005,000. The purchase price was based on the December 31, 1998 net book values of the entities purchased. The excess of the purchase price over the estimated fair value of net assets acquired was $177,600,000 and was allocated to goodwill. The Company is amortizing the goodwill on a straight-line basis over a period of ten years. The shares of Company common stock issued in the acquisition are "restricted" shares and may not be resold without a registration statement or compliance with Securities and Exchange Commission regulations that limit the number of shares that may be resold in a given period. The Company has agreed to file a registration statement for those shares in three increments at the Lewis family's request from July 1, 2000 to July 1, 2002. Under the terms of the purchase agreement, a Lewis family member has also been appointed to the Company's Board of Directors. In connection with the acquisition of Lewis Homes, the Company obtained a $200,000,000 unsecured term loan agreement with various banks (the "Term Loan Agreement") to refinance certain debt assumed. The Company used borrowings under its existing $500,000,000 domestic unsecured revolving credit facility to refinance certain other debt assumed in the Lewis Homes acquisition.

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

  in thousands, except per share amounts
  Years Ended November 30,                                                        1999             1998
-------------------------------------------------------------------------------------------------------
  Total revenues                                                            $3,919,247       $3,279,287
  Total pretax income                                                          231,384          184,993
  Net income                                                                   150,384          120,293
  Basic earnings per share                                                        3.16             2.54
  Diluted earnings per share                                                      3.09             2.46
=======================================================================================================

This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of December 1, 1997, nor are they necessarily indicative of future operating results.

Note 3. Receivables

CONSTRUCTION Trade receivables amounted to $138,250,000 and $67,771,000 at November 30, 1999 and 1998, respectively. Included in these amounts are unbilled receivables due from buyers on French apartment, condominium and commercial building sales accounted for using the percentage of completion method, totaling $97,264,000 at November 30, 1999 and $37,804,000 at November 30, 1998. The
buyers are contractually obligated to remit payments against their unbilled balances. Other receivables of $67,597,000 at November 30, 1999 and $73,000,000 at November 30, 1998 included escrow deposits and amounts due from municipalities and utility companies.

At November 30, 1999 and 1998, receivables were net of allowances for doubtful accounts of $16,578,000 and $9,146,000, respectively.

MORTGAGE BANKING First mortgages and mortgage-backed securities consisted of loans of $9,089,000 at November 30, 1999 and $6,334,000 at November 30, 1998 and
mortgage-backed securities of $37,991,000 and $51,928,000 at November 30, 1999 and 1998, respectively. The mortgage-backed securities serve as collateral for related collateralized mortgage obligations. The properties covered by the mortgages underlying the mortgage-backed securities are single-family residences. Issuers of the mortgage-backed securities are the Government National Mortgage Association and Fannie Mae. The first mortgages and mortgage-backed securities bore interest at an average rate of 8 3/8% and 8 2/5% at November 30, 1999 and 1998, respectively (with rates ranging from 7% to 12% in both 1999 and 1998).

First mortgages and mortgage-backed securities were net of discounts and premiums of $18,000 at November 30, 1999 and $546,000 at November 30, 1998. These discounts and premiums, which primarily represent loan origination discount points and acquisition price discounts or premiums, are deferred as an adjustment to the carrying value of the related first mortgages and mortgage-backed securities and amortized into interest income using the interest method.

The Company's mortgage-backed securities held for long-term investment have been classified as held-to-maturity and are stated at amortized cost, adjusted for amortization of discounts and premiums to maturity. Such amortization is included in interest income. The total gross unrealized gains and gross unrealized losses on the mortgage-backed securities were $685,000 and $0, respectively at November 30, 1999 and $3,457,000 and $0, respectively at November 30, 1998.

First mortgages held under commitments of sale and other receivables consisted of first mortgages held under commitments of sale of $376,377,000 at November 30, 1999 and $242,537,000 at November 30, 1998 and other receivables of $9,699,000 and $7,165,000 at November 30, 1999 and 1998, respectively. The first mortgages held under commitments of sale bore interest at an average rate of 7 1/2% at both November 30, 1999 and 1998. The balance in first mortgages held under commitments of sale and other receivables fluctuates significantly during the year and typically reaches its highest level at quarter-ends, corresponding to the Company's home and mortgage delivery activity.

Note 4. Inventories

Inventories consisted of the following:

  in thousands
  November 30,                                                      1999             1998
-----------------------------------------------------------------------------------------
  Homes, lots and improvements in production                  $1,063,505       $  835,300
  Land under development                                         457,760          299,102
-----------------------------------------------------------------------------------------
     Total inventories                                        $1,521,265       $1,134,402
=========================================================================================

Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred.

The impact of capitalizing interest costs on consolidated pretax income is as follows:

  in thousands
  Years Ended November 30,                                      1999          1998          1997
------------------------------------------------------------------------------------------------
  Interest incurred                                         $ 78,041      $ 54,299      $ 52,468
  Interest expensed                                          (28,340)      (23,341)      (29,829)
------------------------------------------------------------------------------------------------
  Interest capitalized                                        49,701        30,958        22,639
  Interest amortized                                         (44,257)      (30,752)      (25,480)
------------------------------------------------------------------------------------------------
     Net impact on consolidated pretax income               $  5,444      $    206      $ (2,841)
================================================================================================

Note 5. Investments in Unconsolidated Joint Ventures

The Company participates in a number of joint ventures in which it has less than a controlling interest. These joint ventures are based in California, Nevada, New Mexico, Texas and France and are engaged in the development, construction and sale of residential properties and commercial projects. Combined condensed financial information concerning the Company's unconsolidated joint venture activities follows:

  in thousands
  November 30,                         1999        1998
-------------------------------------------------------
  Cash                              $ 3,386     $ 6,286
  Receivables                         4,914       5,727
  Inventories                        82,021      15,042
  Other assets                          377         637
-------------------------------------------------------
     Total assets                   $90,698     $27,692
=======================================================
  Mortgages and notes payable       $30,988     $ 4,593
  Other liabilities                  11,111       5,696
  Equity of:
     The Company                     21,290       5,608
     Others                          27,309      11,795
-------------------------------------------------------
     Total liabilities and equity   $90,698     $27,692
=======================================================

The joint ventures finance land and inventory investments primarily through a variety of borrowing arrangements. The Company typically does not guarantee these financing arrangements.

  in thousands
  Years Ended November 30,                                                          1999          1998          1997
--------------------------------------------------------------------------------------------------------------------
  Revenues                                                                      $ 13,889      $ 17,657      $ 98,183
  Cost of sales                                                                   (9,842)      (12,245)      (94,901)
  Other expenses, net                                                               (426)         (384)       (6,147)
--------------------------------------------------------------------------------------------------------------------
     Total pretax income (loss)                                                 $  3,621      $  5,028      $ (2,865)
====================================================================================================================
     The Company's share of pretax income (loss)                                $    224      $  1,151      $    (53)
====================================================================================================================

The Company's share of pretax income (loss) includes management fees earned from the unconsolidated joint ventures.

Note 6. Mortgages and Notes Payable

CONSTRUCTION Mortgages and notes payable consisted of the following (interest rates are as of November 30):

  in thousands
  November 30,                                                                                 1999         1998
----------------------------------------------------------------------------------------------------------------
  Unsecured domestic borrowings with banks under a revolving
     credit agreement (6 3/8% in 1999)                                                     $ 50,000
  Other unsecured domestic borrowings with banks due within
     one year (6 3/8% to 6 1/2% in 1999)                                                      9,000
  Unsecured French borrowings (3 3/4% to 7% in 1999 and 4 1/5% to 5 3/8% in 1998)            49,940     $ 33,647
  Term loan borrowings due 2001 (6 7/8% in 1999)                                            200,000
  Mortgages and land contracts due to land sellers and other loans (7% to 10 1/4% in 1999
     and 8% to 10 1/4% in 1998)                                                              30,583       22,492
  Senior notes due 2004 at 7 3/4%                                                           175,000      175,000
  Senior subordinated notes due 2003 at 9 3/8%                                              174,370      174,221
  Senior subordinated notes due 2006 at 9 5/8%                                              124,531      124,486
----------------------------------------------------------------------------------------------------------------
     Total mortgages and notes payable                                                     $813,424     $529,846
================================================================================================================

On April 21, 1997, the Company entered into a $500,000,000 domestic unsecured revolving credit agreement (the "Revolving Credit Facility") with various banks. The Revolving Credit Facility is comprised of a $400,000,000 revolving credit facility scheduled to expire on April 30, 2001 and a $100,000,000 364-day revolving credit facility. Upon expiration, the $100,000,000 revolving credit facility is renewable at the lenders' option or may be converted, at the Company's option, to a term loan expiring on April 30, 2001. Under the Revolving Credit Facility, $500,000,000 remained committed and $416,904,000 was available for the Company's future use at November 30, 1999. The Revolving Credit Facility provides for interest on borrowings at either the applicable bank reference rate or the London Interbank Offered Rate plus an applicable spread and an annual commitment fee based on the unused portion of the commitment.

On January 7, 1999, in connection with the acquisition of Lewis Homes, the Company obtained a $200,000,000 Term Loan Agreement to refinance certain debt assumed. The Term Loan Agreement provides for three payments of $25,000,000, due on January 31, 2000, April 30, 2000 and July 31, 2000, with the remaining principal balance due on April 30, 2001. Interest is payable monthly at the London Interbank Offered Rate plus an applicable spread. Under the terms of the Term Loan Agreement, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. The financing obtained under the Term Loan Agreement did not affect the amounts available under the Company's pre-existing borrowing arrangements.

The Company's French subsidiaries have lines of credit with various banks which totaled $198,658,000 at November 30, 1999 and have various committed expiration dates through November 2000. These lines of credit provide for interest on borrowings at either the French Federal Funds Rate or the Paris Interbank Offered Rate plus an applicable spread.

The weighted average interest rate on aggregate unsecured borrowings, excluding the senior and senior subordinated notes, was 6 3/5% and 4 3/5% at November 30, 1999 and 1998, respectively.

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

The 7 3/4% senior notes and 9 3/8% and 9 5/8% senior subordinated notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments, create certain liens, engage in mergers, con-solidations, or sales of assets, or engage in certain transactions with officers, directors and employees. Under the terms of the Revolving Credit Facility, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. Based on the terms of the Company's Revolving Credit Facility, Term Loan Agreement, senior notes and senior subordinated notes, retained earnings of $150,180,000 were available for payment of cash dividends or stock repurchases at November 30, 1999.

Principal payments on senior and senior subordinated notes, term loan borrowings, mortgages, land contracts and other loans are due as follows: 2000, $91,767,000; 2001, $135,644,000; 2002, $1,389,000; 2003, $175,205,000; 2004,
$175,948,000; and thereafter, $124,531,000.

Assets (primarily inventories) having a carrying value of approximately $106,266,000 are pledged to collateralize mortgages, land contracts and other secured loans.

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

MORTGAGE BANKING Notes payable included the following (interest rates are as of November 30):

  IN THOUSANDS
  November 30,                                              1999         1998
--------------------------------------------------------------------------------
  Notes payable secured by trust deed notes
    (6 1/8% to 7 1/8% in 1999 and 5 3/5% in 1998)          $377,666     $239,413
--------------------------------------------------------------------------------
     Total notes payable                                   $377,666     $239,413
================================================================================

First mortgages receivable are financed through a $250,000,000 revolving mortgage warehouse agreement (the "Mortgage Warehouse Facility"). The Mortgage Warehouse Facility, which expires on February 23, 2000, provides for an annual fee based on the committed balance of the facility and provides for interest at either the Federal Funds Rate or the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The Company is in the process of renewing this facility.

On May 25, 1999, the Company's mortgage banking subsidiary entered into a $150,000,000 Master Loan and Security Agreement with an investment bank. The agreement, which expires on May 25, 2000, provides for a facility fee based on the $150,000,000 maximum amount available and provides for interest to be paid monthly at the Eurodollar Rate plus an applicable spread on amounts borrowed.

The amounts outstanding under the Mortgage Warehouse Facility and the Master Loan and Security Agreement are secured by a borrowing base, which includes certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under either facility. Both facilities include financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income.

Collateralized mortgage obligations represent bonds issued to third parties which are collateralized by mortgage-backed securities with substantially the same terms. At both November 30, 1999 and 1998, the collateralized mortgage obligations bore interest at rates ranging from 8% to 12 1/4% with stated original principal maturities ranging from 3 to 30 years. Actual maturities are dependent on the rate at which the underlying mortgage-backed securities are repaid. No collateralized mortgage obligations have been issued since 1988.

Note 7. Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Debentures of the Company (Feline Prides)

On July 7, 1998, the Company, together with KBHC Financing I, a Delaware statutory business trust (the "KBHC Trust") that is wholly owned by the Company, issued an aggregate of (i) 18,975,000 Feline Prides, and (ii) 1,000,000 KBHC Trust capital securities, with a $10 stated liquidation amount. The Feline Prides consisted of (i) 17,975,000 Income Prides with a stated amount per Income Prides of $10 (the "Stated Amount"), which are units comprised of a capital security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay to the holders certain unsecured contract adjustment payments, and (ii) 1,000,000 Growth Prides with a face amount per Growth Prides equal to the Stated Amount, which are units consisting of a 1/100th beneficial interest in a zero-coupon U.S. treasury security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay to the holders certain unsecured contract adjustment payments.

The distribution rate on the Income Prides is 8.25% per annum and the distribution rate on the Growth Prides is .75% per annum. Under the stock purchase contracts, investors will be required to purchase shares of common stock of the Company for an effective price ranging between a minimum of $31.75 per share and a maximum of $38.10 per share, and the Company will issue approximately 5,000,000 to 6,000,000 common shares by August 16, 2001, depending upon the price of the common stock upon settlement of the purchase contracts (subject to adjustment under certain circumstances). The capital securities associated with the Income Prides and the U.S. treasury securities associated with the Growth Prides have been pledged as collateral to secure the holders' obligations in respect of the common stock purchase contracts. The capital securities issued by the KBHC Trust are entitled to a distribution rate of 8% per annum of their $10 stated liquidation amount.

The KBHC Trust utilized the proceeds from the issuance of the Feline Prides and capital securities to purchase an equivalent principal amount of the Company's 8% Debentures due August 16, 2003 (the "8% Debentures"). The 8% Debentures are the sole asset of the KBHC Trust. The Company's obligations under the Debentures and related agreements, taken together, constitute a firm and unconditional guarantee by the Company of the KBHC Trust's obligations under the capital securities. The interest rate on the 8% Debentures and the distribution rate on the capital securities of the KBHC Trust are to be reset, subject to certain limitations, effective August 16, 2001. The Company has recorded the present value of the contract adjustment payments on the Feline Prides, totaling $1,600,000, as a liability and a reduction of stockholders' equity. The liability will be reduced as the contract adjustment payments are made. The Company has the right to defer the contract adjustment payments and the payment of interest on the 8% Debentures, but any such election will subject the Company to restrictions on the payment of dividends on, and redemption of, its outstanding shares of common stock, and on the payment of interest on, or redemption of, debt securities of the Company junior in rank to the 8% Debentures, none of which are currently outstanding. Distributions totaling $15,180,000 and $6,072,000 are included as minority interests in the Company's results of operations for the years ended November 30, 1999 and 1998, respectively.

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

The carrying values and estimated fair values of the Company's financial instruments, except for those financial instruments for which the carrying values approximate fair values, are summarized as follows:

  in thousands
  November 30,                                                                                         1999         1998
------------------------------------------------------------------------------------------------------------------------
                                                                         Carrying    Estimated     Carrying    Estimated
                                                                            Value   Fair Value        Value   Fair Value
------------------------------------------------------------------------------------------------------------------------
  Construction:
     Financial liabilities
        7 3/4% Senior notes                                              $175,000     $163,520     $175,000     $169,698
        9 3/8% Senior subordinated notes                                  174,370      174,738      174,221      178,833
        9 5/8% Senior subordinated notes                                  124,531      125,700      124,486      134,288
  Mortgage banking:
     Financial assets
        Mortgage-backed securities                                         37,991       38,676       51,928       55,386
     Financial liabilities
        Collateralized mortgage obligations secured by
           mortgage-backed securities                                      36,219       36,897       49,264       53,693
  Company obligated mandatorily redeemable
     preferred securities of subsidiary trust holding
     solely debentures of the Company                                     189,750      141,800      189,750      162,200
========================================================================================================================

The Company used the following methods and assumptions in estimating fair values:

Cash and cash equivalents; first mortgages held under commitments of sale and other receivables; borrowings under the Revolving Credit Facility, Term Loan Agreement, French lines of credit, Mortgage Warehouse Facility and Master Loan and Security Agreement: The carrying amounts reported approximate fair values.

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

Note 10. Stockholders' Equity

On February 4, 1999, the Company adopted a new Stockholder Rights Plan to replace its preexisting shareholder rights plan adopted in 1989 (the "1989 Rights Plan"), and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock, such rights were issued on March 7, 1999, simultaneously with the expiration of the rights issued under the 1989 Rights Plan. Under certain circum-stances, each right entitles the holder to purchase 1/100th of a share of the Company's Series A Participating Cumulative Preferred Stock at a price of $135.00, subject to certain antidilution provisions. The rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person or group has acquired Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock or (ii) 10 days following the commencement of a tender offer for Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock. The holdings of or acquisitions by any of the members of the Lewis family, a former officer of Lewis Homes and any entity controlled by any of them (the "Lewis Holders"), who held in the aggregate approximately 16% of the Company's common stock as of January 7, 1999, will not cause the rights to become exercisable by virtue of their ownership so long as their aggregate ownership remains below 17% of the issued and outstanding common stock. In the event the aggregate ownership of the Lewis Holders falls below 15.5% of the issued and outstanding shares of the Company's common stock, the rights will become exercisable as described above if their holdings should at anytime thereafter exceed 16% of the issued and outstanding shares of the Company's common stock. In the event the aggregate ownership of the Lewis Holders falls below 14.5% of the issued and outstanding shares of the Company's common stock, the Lewis Holders' exemption will terminate, and the rights will become exercisable as described above. If, without approval of the Board of Directors, the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power is sold, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercise price of the right; and if, without approval of the Board of Directors, any person or group acquires Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock, each right will entitle its holder to receive, upon exercise, common stock of the Company having a market value of twice the exercise price of the right. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.005 per right. Unless previously redeemed, the rights will expire on March 7, 2009. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends.

Note 11. Employee Benefit and Stock Plans

Benefits are provided to most employees under the Company's 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $3,937,000 in 1999, $3,025,000 in 1998 and $2,081,000 in 1997.

The Company's 1988 Employee Stock Plan (the "1988 Plan") and the 1999 Incentive Plan (the "1999 Plan") provide that stock options, associated limited stock appreciation rights, restricted shares of common stock, stock units and other securities may be awarded to eligible individuals for periods of up to 15 years. The Company also has a Performance-Based Incentive Plan for Senior Management (the "Incentive Plan") and the Company's 1998 Stock Incentive Plan which provide for the same awards as may be made under the 1988 Plan and the 1999 Plan, but require that such awards be subject to certain conditions which are designed to assure that annual compensation paid in excess of $1,000,000 to participating executives is tax deductible for the Company. The 1988 Plan and the 1999 Plan are the Company's primary existing employee stock plans.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), issued in October 1995, established financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue to use APB Opinion No. 25 and related interpretations, in accounting for its stock options. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

  in thousands, except per share amounts
  Years Ended November 30,                           1999            1998            1997
-----------------------------------------------------------------------------------------
  Net income -- as reported                   $   147,469     $    95,267     $    58,230
  Net income -- pro forma                         142,816          91,398          57,463
  Diluted earnings per share -- as reported          3.08            2.32            1.45
  Diluted earnings per share -- pro forma            2.99            2.24            1.44
=========================================================================================

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998 and 1997, respectively: a risk free interest rate of 6.14%, 4.38% and 5.84%; an expected volatility factor for the mar-ket price of the Company's common stock of 43.14%, 41.31% and 34.62%; a dividend yield of 1.36%, 1.19% and 1.38%; and an expected life of 4 years, 4 years and 4 years. The weighted average fair value of options granted in 1999, 1998 and 1997 was $6.92, $6.09 and $3.68, respectively.

Stock option transactions are summarized as follows:

                                                         1999                        1998                          1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                               Weighted                     Weighted                       Weighted
                                                                Average                      Average                        Average
                                                               Exercise                     Exercise                       Exercise
                                                Options           Price      Options           Price        Options           Price
-----------------------------------------------------------------------------------------------------------------------------------
  Options outstanding at beginning of year    2,965,067      $    15.22    2,747,318      $     9.98      2,830,268      $    10.00
  Granted                                     2,241,736           20.12    1,318,017           22.83        387,000           14.07
  Exercised                                    (211,925)          16.43     (995,235)          10.70       (169,183)          12.10
  Cancelled                                    (145,056)          21.00     (105,033)          16.56       (300,767)          14.25
-----------------------------------------------------------------------------------------------------------------------------------
  Options outstanding at end of year          4,849,822      $    17.26    2,965,067      $    15.22      2,747,318      $     9.98

  Options exercisable at end of year          2,041,106      $    13.83    1,586,455      $    12.16      1,816,346      $     7.92

  Options available for grant at end of year  2,867,334                    2,464,014                      1,776,998
===================================================================================================================================

Stock options outstanding at November 30, 1999 are as follows:

                                               Options Outstanding                                        Options Exercisable
                              -------------------------------------------------------              --------------------------------
                                                      Weighted
                                                       Average               Weighted                                      Weighted
                                                     Remaining                Average                                       Average
                                                   Contractual               Exercise                                      Exercise
  Range of Exercise Price       Options                   Life                  Price                Options                  Price
-----------------------------------------------------------------------------------------------------------------------------------
  $ 4.38 to $14.13            1,232,191                   5.97              $    7.40              1,086,761              $    6.58
  $14.38 to $17.75            1,339,250                  14.10                  17.22                127,185                  14.78
  $19.06 to $22.44            1,749,193                  13.57                  21.94                372,965                  21.43
  $23.06 to $33.94              529,188                  13.64                  24.82                454,195                  24.70
-----------------------------------------------------------------------------------------------------------------------------------

  $ 4.38 to $33.94            4,849,822                  11.79              $   17.26              2,041,106              $   13.83
===================================================================================================================================

The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax benefit, if any, is recorded as additional paid-in capital.

In 1991, the Board of Directors approved the issuance of restricted stock awards under the 1988 Plan of up to an aggregate 600,000 shares of common stock to certain officers and key employees. Restrictions lapse each year through May 10, 2005 on specified portions of the shares awarded to each participant so long as the participant has remained in the continuous employ of the Company. Restricted shares under this grant outstanding at the end of the year totaled 129,998 in 1999, 151,665 in 1998 and 226,668 in 1997.

On August 4, 1999, the Company's Board of Directors authorized a share repurchase program which allows the Company to purchase up to 2,500,000 shares of the Company's common stock at prices not to exceed $28 per share. The Company repurchased all of the 2,500,000 shares originally authorized and on November 1, 1999, the Board of Directors authorized the repurchase of up to 4,000,000 additional shares of Company common stock. As of November 30, 1999, the Company had repurchased 3,750,100 shares under the repurchase program.

In connection with its share repurchase program, on August 27, 1999, the Company established a grantor stock ownership trust (the "Trust") into which the repurchased shares are transferred. The Trust, administered by an independent trustee, acquires, holds and distributes the shares of common stock for the purpose of funding certain employee compensation and employee benefit obligations of the Company under its existing stock option, 401(k) and other employee benefit plans. The existence of the Trust will have no impact on the amount of benefits or compensation that will be paid under these plans.

For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders' equity in the consolidated balance sheet. The difference between the Trust share value and the fair market value on the date shares are released from the Trust, for the benefit of employees, will be included in additional paid-in capital. Common stock held in the Trust is not considered outstanding in the computation of earnings per share. The Trust held 3,750,100 shares of common stock at November 30, 1999. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.


NOTE 12. INCOME TAXES

The components of pretax income are as follows:

IN THOUSANDS
Years Ended November 30,              1999                1998                1997
----------------------------------------------------------------------------------
Domestic                          $200,272            $136,042            $ 87,545
Foreign                             26,597              10,525               3,485
----------------------------------------------------------------------------------
   Total pretax income            $226,869            $146,567            $ 91,030
==================================================================================


The components of income taxes are as follows:

IN THOUSANDS                  Total               Federal                State             Foreign
---------------------------------------------------------------------------------------------------
1999
Currently payable            $ 87,428             $ 65,557             $ 11,755            $ 10,116
Deferred                       (8,028)             (12,411)                                   4,383
---------------------------------------------------------------------------------------------------
   Total                     $ 79,400             $ 53,146             $ 11,755            $ 14,499
===================================================================================================

1998
Currently payable            $ 52,628             $ 39,989             $  8,498            $  4,141
Deferred                       (1,328)              (3,145)                                   1,817
---------------------------------------------------------------------------------------------------
   Total                     $ 51,300             $ 36,844             $  8,498            $  5,958
===================================================================================================

1997
  Currently payable          $ 35,159             $ 28,254             $  4,847            $  2,058
  Deferred                     (2,359)              (1,892)                                    (467)
---------------------------------------------------------------------------------------------------
     Total                   $ 32,800             $ 26,362             $  4,847            $  1,591
===================================================================================================

Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:


IN THOUSANDS
November 30,                                                         1999                1998
---------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Installment sales                                             $ 15,471            $  6,520
   Bad debt and other reserves                                        449                 166
   Capitalized expenses                                            15,704              20,800
   Partnerships and joint ventures                                  2,439               2,457
   Repatriation of foreign subsidiaries                            12,381              12,018
   Other                                                           12,179               3,491
---------------------------------------------------------------------------------------------
      Total deferred tax liabilities                               58,623              45,452
---------------------------------------------------------------------------------------------
Deferred tax assets:
   Warranty, legal and other accruals                              29,210              15,315
   Depreciation and amortization                                   27,957               7,476
   Capitalized expenses                                            16,370               9,827
   Partnerships and joint ventures                                 13,183               4,186
   Noncash charge for impairment of long-lived assets               7,686               8,902
   Foreign tax credits                                             12,346              11,857
   Net operating losses                                            40,121                 931
   Other                                                           11,269              11,052
---------------------------------------------------------------------------------------------
      Total deferred tax assets                                   158,142              69,546
---------------------------------------------------------------------------------------------
      Net deferred tax assets                                    $ 99,519            $ 24,094
=============================================================================================



Net operating loss carryforwards expire in various years from 2000 through 2019. The Company expects that the entire deferred tax benefit of the tax loss carryforwards will be recognized in future periods.

Income taxes computed at the statutory United States federal income tax rate and income tax expense provided in the financial statements differ as follows:



IN THOUSANDS
Years Ended November 30,                                         1999                 1998                 1997
---------------------------------------------------------------------------------------------------------------
Amount computed at statutory rate                            $ 79,404             $ 51,298             $ 31,861
Increase (decrease) resulting from:
   State taxes, net of federal income tax benefit               7,641                5,524                3,150
   Differences in foreign tax rates                             4,379                1,594                 (885)
   Intercompany dividends                                       1,153                  977                  352
   Tax credits                                                (11,329)              (3,351)              (2,046)
   Other, net                                                  (1,848)              (4,742)                 368
---------------------------------------------------------------------------------------------------------------
      Total                                                  $ 79,400             $ 51,300             $ 32,800
===============================================================================================================


The Company has commitments to invest $12,900,000 over six years in affordable housing partnerships which are scheduled to provide tax credits.

The Company had foreign tax credit carryforwards at November 30, 1999 of $3,433,000 for United States federal income tax purposes which expire in 2000, 2002 and 2004.

The undistributed earnings of foreign subsidiaries, which the Company plans to invest indefinitely and for which no United States federal income taxes have been provided, totaled $28,421,000 at November 30, 1999. If these earnings were currently distributed, the resulting withholding taxes payable would be $1,420,000.



  NOTE 13. GEOGRAPHICAL INFORMATION


  Geographical information follows:


                                                    Operating           Identifiable
  IN THOUSANDS                 Revenues               Income                Assets
------------------------------------------------------------------------------------
1999
Construction:
   California                 $1,579,226            $  110,942            $  905,890
   Other U.S.                  1,780,595               112,765               987,141
   Foreign                       412,300                35,400               321,045
------------------------------------------------------------------------------------
Total construction             3,772,121               259,107             2,214,076
Mortgage banking                  64,174                17,464               450,159
------------------------------------------------------------------------------------
   Total                      $3,836,295            $  276,571            $2,664,235
====================================================================================


1998
Construction:
   California                 $1,105,849            $   79,871            $  655,920
   Other U.S.                  1,042,408                55,343               656,389
   Foreign                       254,709                13,458               230,235
------------------------------------------------------------------------------------
Total construction             2,402,966               148,672             1,542,544
Mortgage banking                  46,396                21,413               317,660
------------------------------------------------------------------------------------
   Total                      $2,449,362            $  170,085            $1,860,204
====================================================================================


1997
Construction:
   California                 $  993,921            $   65,554            $  717,949
   Other U.S.                    670,590                34,166               283,794
   Foreign                       179,103                 2,031               132,118
------------------------------------------------------------------------------------
Total construction             1,843,614               101,751             1,133,861
Mortgage banking                  35,109                14,508               285,130
------------------------------------------------------------------------------------
   Total                      $1,878,723            $  116,259            $1,418,991
====================================================================================

NOTE 14. QUARTERLY RESULTS (UNAUDITED)



Quarterly results for the years ended November 30, 1999 and 1998 follow:


  IN THOUSANDS, EXCEPT PER SHARE AMOUNTS           First                Second                Third                Fourth
----------------------------------------------------------------------------------------------------------------------------
1999
Revenues                                        $  694,143            $  862,270            $1,057,113            $1,222,769
Operating income                                    34,134                56,494                72,058               113,885
Pretax income                                       24,886                43,975                58,781                99,227
Net income                                          16,186                28,575                38,181                64,527
Basic earnings per share                               .36                   .60                   .80                  1.39
Diluted earnings per share                             .35                   .58                   .78                  1.36
============================================================================================================================


1998
Revenues                                        $  426,245            $  537,459            $  659,014            $  826,644
Operating income                                    18,323                32,637                48,888                70,237
Pretax income                                       12,698                26,222                43,298                64,349
Net income                                           8,098                17,222                28,098                41,849
Basic earnings per share                               .21                   .44                   .70                  1.05
Diluted earnings per share                             .20                   .42                   .68                  1.02
============================================================================================================================


Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

NOTE 15. SUBSEQUENT EVENTS (UNAUDITED)

On January 24, 2000, Kaufman & Broad S.A. ("KBSA"), the Company's wholly owned French subsidiary filed a preliminary public offering memorandum for the initial public offering of ordinary shares of KBSA. On February 7, 2000, KBSA successfully completed its public offering and is now listed on the Premier Marche of the ParisBourse. The offering of 5,148,937 shares (before exercise of the over allotment option) was made in France and in Europe and was priced at 23 euros per share, representing a total offering of approximately $120,000,000.


Proceeds from the offering will be used to fund internal and external growth of the French homebuilding operations, obtain better financing conditions, and finance the payment of a dividend of approximately $85,000,000 to the Company, which the Company will use to reduce its domestic debt and repurchase additional shares of its common stock. The Company continues to own a majority interest in KBSA and will continue to consolidate these operations in its financial statements.

As of February 3, 2000, the Company had repurchased a total of 6,500,000 shares of the Company's common stock under authorizations made by the Board of Directors on August 4, 1999 and November 1, 1999. On February 3, 2000, the Company's Board of Directors authorized the repurchase of up to an additional 4,000,000 shares of the Company's common stock.

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Kaufman and Broad Home
Corporation:

We have audited the accompanying consolidated balance sheets of Kaufman and Broad Home Corporation as of November 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kaufman and Broad Home Corporation at November 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States.



/s/ Ernst & Young LLP
--------------------------------

Los Angeles, California
December 23, 1999

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




/s/ MICHAEL F. HENN
---------------------------------
Michael F. Henn
Senior Vice President and Chief Financial Officer
December 23, 1999

STOCKHOLDER INFORMATION


COMMON STOCK PRICES


                                        1999                                    1998
----------------------------------------------------------------------------------------------
                            High                 Low                High                 Low
----------------------------------------------------------------------------------------------
First Quarter            $ 31                 $ 21 3/8            $ 26 7/8            $20 5/16
Second Quarter             28 3/4               21                  34 1/2             22 5/16
Third Quarter              25 7/16              19 1/4              35                 21 3/8
Fourth Quarter             25 9/16              16 3/4              31 1/4             17 1/8
==============================================================================================


DIVIDEND DATA

Kaufman and Broad Home Corporation paid a quarterly cash dividend of $.075 per common share in 1999 and 1998.


ANNUAL STOCKHOLDERS' MEETING

The 2000 Annual Stockholders' meeting will be held at the Company's offices at 10990 Wilshire Boulevard, Seventh Floor, in Los Angeles, California, at 9:00 a.m. on Thursday, April 6, 2000.


STOCK EXCHANGE LISTINGS

Kaufman and Broad Home Corporation's common stock is listed on the New York Stock Exchange and is also traded on the Boston, Cincinnati, Midwest, Pacific and Philadelphia Exchanges. The ticker symbol is KBH.

Kaufman & Broad S.A. is listed on the ParisBourse. The ticker symbol is KOF.


TRANSFER AGENT
ChaseMellon Shareholder Services
85 Challenger Road
Ridgefield Park, New Jersey 07660
(800) 356-2017
www.chasemellon.com


INDEPENDENT AUDITORS
Ernst & Young LLP
Los Angeles, California


SHAREHOLDER INFORMATION
The Company's common stock is traded on the New York Stock Exchange under the symbol KBH. There were 48,090,615 shares of common stock outstanding as of February 1, 2000.


FORM 10-K
The Company's 1999 Report on Form 10-K filed with the Securities and Exchange Commission may be obtained without charge by writing to the Company's Investor Relations department, or by visiting the Company's Web site at kbhomes.com.


HEADQUARTERS
Kaufman and Broad Home Corporation
10990 Wilshire Boulevard, Seventh Floor
Los Angeles, California 90024
(310) 231-4000
(310) 231-4222 Fax
Location and Community Information:
kbhomes.com
(800) 34-HOMES

INVESTOR CONTACT
Mary M. McAboy
Vice President, Investor and Public Relations
Kaufman and Broad Home Corporation
10990 Wilshire Boulevard, Seventh Floor
Los Angeles, California 90024
(310) 231-4033
mmcaboy@kbhomes.com

BONDHOLDER SERVICES ADDRESSES &
PHONE NUMBERS
8 1/4% $189,750,000 FELINE PRIDES - Due 8/16/01
Trustee:
Bank One, N.A.
Corporate Trust Investor Relations
One Bank One Plaza
Mail Code IL1-0126
Chicago, Illinois 60670
bondholder@em.fcnbd.com
(800) 524-9472

9 3/8% $175,000,000 Note - Due 5/1/03
Trustee:
State Street Bank and Trust Company of California, N.A.
Corporate Trust Department
633 West 5th Street, 12th Floor
Los Angeles, California 90071
corporatetrust.statestreet.com
(800) 531-0368

7 3/4% $175,000,000 Note - Due 10/15/04
9 5/8% $125,000,000 Note - Due 11/15/06
Trustee:
Sun Trust Bank
Corporate Trust Division
Mail Code 008
25 Park Place, 24th Floor
Building 10, Suite 810
Atlanta, Georgia 30303-2900
olga.warren@suntrust.com
(800) 711-1614

                             LIST OF EXHIBITS FILED

                                                                            SEQUENTIAL
EXHIBIT                                                                        PAGE
NUMBER                            DESCRIPTION                                 NUMBER
-------                           -----------                               ----------
 10.19    Amendment No. 1 to Term Loan Agreement, dated April 19,
          1999........................................................
 10.20    Amendment No. 3 to 1997 Revolving Loan Agreement, dated
          April 19, 1999..............................................
 10.21    Kaufman and Broad Home Corporation 1999 Incentive Plan......
 10.22    Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27,
          1999........................................................
 10.23    Non-Employee Directors Stock Plan, as amended and Restated
          as of December 6, 1999......................................
    13    Pages 42 through 79 and page 83 of the Company's 1999 Annual
          Report to
          Stockholders................................................
    22    Subsidiaries of the Company.................................
    24    Consent of Independent Auditors.............................
    27    Financial Data Schedule.....................................