Form 10-Q
period 2000-02-29
KAUFMAN & BROAD HOME CORP
filed 2000-04-14
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 29, 2000.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from   [ ]   to   [ ].



                           Commission File No. 1-9195

                       KAUFMAN AND BROAD HOME CORPORATION
             (Exact name of registrant as specified in its charter)


                                    Delaware
                            (State of incorporation)
                                   95-3666267
                      (IRS employer identification number)


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

Common stock, par value $1.00 per share, 41,153,308 shares outstanding. Excluded from the calculation of shares outstanding are 6,968,280 shares held by the Registrant's Grantor Stock Ownership Trust.

                       KAUFMAN AND BROAD HOME CORPORATION
                                    FORM 10-Q
                                      INDEX



                                                                                                                 PAGE
                                                                                                               NUMBER(S)
                                                                                                               ---------
PART I.  FINANCIAL INFORMATION

           ITEM 1.        FINANCIAL STATEMENTS

                          Consolidated Statements of Income -
                          Three Months ended February 29, 2000 and February 28, 1999                               3

                          Consolidated Balance Sheets -
                          February 29, 2000 and November 30, 1999                                                  4

                          Consolidated Statements of Cash Flows -
                          Three Months ended February 29, 2000 and February 28, 1999                               5

                          Notes to Consolidated Financial Statements                                              6-8

           ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                          9-14


PART II.  OTHER INFORMATION

           ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     15

           ITEM 5.        OTHER INFORMATION                                                                       15

           ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                                        16


SIGNATURES                                                                                                        17


INDEX OF EXHIBITS                                                                                                 18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands, Except Per Share Amounts - Unaudited)



                                                                                    Three Months Ended
                                                                             ------------------------------------
                                                                             February 29,            February 28,
                                                                                2000                     1999
                                                                             ------------            ------------
TOTAL REVENUES                                                               $ 799,585                $ 694,143
                                                                             =========                =========

CONSTRUCTION:
      Revenues                                                               $ 786,225                $ 682,209
      Construction and land costs                                             (640,631)                (559,945)
      Selling, general and administrative expenses                            (103,928)                 (93,362)
                                                                             ---------                ---------

           Operating income                                                     41,666                   28,902

      Interest income                                                            1,921                    1,910
      Interest expense, net of amounts capitalized                              (6,064)                  (6,082)
      Minority interests                                                        (5,802)                  (5,182)
      Equity in pretax income of unconsolidated joint ventures                     454                      106
      Gain on issuance of French subsidiary stock                               39,630                       --
                                                                             ---------                ---------

      Construction pretax income                                                71,805                   19,654
                                                                             ---------                ---------

MORTGAGE BANKING:
      Revenues:
           Interest income                                                       5,265                    3,997
           Other                                                                 8,095                    7,937
                                                                             ---------                ---------

                                                                                13,360                   11,934

      Expenses:
           Interest                                                             (4,876)                  (3,756)
           General and administrative                                           (2,875)                  (2,946)
                                                                             ---------                ---------

      Mortgage banking pretax income                                             5,609                    5,232
                                                                             ---------                ---------

TOTAL PRETAX INCOME                                                             77,414                   24,886
Income taxes                                                                   (13,200)                  (8,700)
                                                                             ---------                ---------

NET INCOME                                                                   $  64,214                $  16,186
                                                                             =========                =========

BASIC EARNINGS PER SHARE                                                     $    1.51                $     .36
                                                                             =========                =========

DILUTED EARNINGS PER SHARE                                                   $    1.47                $     .35
                                                                             =========                =========

BASIC AVERAGE SHARES OUTSTANDING                                                42,662                   44,648
                                                                             =========                =========

DILUTED AVERAGE SHARES OUTSTANDING                                              43,766                   46,122
                                                                             =========                =========

CASH DIVIDENDS PER COMMON SHARE                                              $    .075                $    .075
                                                                             =========                =========


See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)



                                                                                        February 29,               November 30,
                                                                                           2000                        1999
                                                                                        -----------                ------------
ASSETS

CONSTRUCTION:
      Cash and cash equivalents                                                         $    29,892                $    15,576
      Trade and other receivables                                                           228,428                    205,847
      Mortgages and notes receivable                                                         62,564                     58,702
      Inventories                                                                         1,681,679                  1,521,265
      Investments in unconsolidated joint ventures                                           23,261                     21,290
      Deferred income taxes                                                                  98,308                     99,519
      Goodwill                                                                              202,343                    205,618
      Other assets                                                                           90,377                     86,259
                                                                                        -----------                -----------

                                                                                          2,416,852                  2,214,076
                                                                                        -----------                -----------

MORTGAGE BANKING:
      Cash and cash equivalents                                                               8,918                     12,791
      Receivables:
           First mortgages and mortgage-backed securities                                    45,402                     47,080
           First mortgages held under commitments of
             sale and other receivables                                                     258,648                    386,076
      Other assets                                                                            5,474                      4,212
                                                                                        -----------                -----------

                                                                                            318,442                    450,159
                                                                                        -----------                -----------

TOTAL ASSETS                                                                            $ 2,735,294                $ 2,664,235
                                                                                        ===========                ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
      Accounts payable                                                                  $   348,060                $   328,528
      Accrued expenses and other liabilities                                                206,109                    222,855
      Mortgages and notes payable                                                           965,214                    813,424
                                                                                        -----------                -----------

                                                                                          1,519,383                  1,364,807
                                                                                        -----------                -----------

MORTGAGE BANKING:
      Accounts payable and accrued expenses                                                   4,503                      9,711
      Notes payable                                                                         251,844                    377,666
      Collateralized mortgage obligations secured by
        mortgage-backed securities                                                           34,544                     36,219
                                                                                        -----------                -----------

                                                                                            290,891                    423,596
                                                                                        -----------                -----------
 Minority interests:
      Consolidated subsidiaries and joint ventures                                           44,850                      9,499
      Company obligated mandatorily redeemable preferred securities
             of subsidiary trust holding solely debentures of the Company                   189,750                    189,750
                                                                                        -----------                -----------

                                                                                            234,600                    199,249
                                                                                        -----------                -----------

Common stock                                                                                 48,122                     48,091
Paid-in capital                                                                             335,818                    335,324
Retained earnings                                                                           460,975                    376,626
Accumulated other comprehensive income                                                       (1,837)                    (1,584)
Grantor stock ownership trust                                                              (152,658)                   (81,874)
                                                                                        -----------                -----------

      TOTAL STOCKHOLDERS' EQUITY                                                            690,420                    676,583
                                                                                        -----------                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 2,735,294                $ 2,664,235
                                                                                        ===========                ===========



See accompanying notes

                       KAUFMAN AND BROAD HOME CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)



                                                                                                     Three Months Ended
                                                                                            --------------------------------------
                                                                                            February 29,             February 28,
                                                                                                2000                     1999
                                                                                            ------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                             $  64,214                $  16,186
      Adjustments to reconcile net income to net cash used by operating activities:
                 Equity in pretax income of unconsolidated joint ventures                         (454)                    (106)
                 Minority interests                                                              5,802                    5,182
                 Gain on issuance of French subsidiary stock                                   (39,630)                      --
                 Amortization of discounts and issuance costs                                      249                      431
                 Depreciation and amortization                                                  10,161                    7,694
                 Provision for deferred income taxes                                             1,211                    5,296
                 Change in:
                      Receivables                                                              100,981                   (4,206)
                      Inventories                                                             (149,082)                 (64,329)
                      Accounts payable, accrued expenses and other liabilities                  (4,274)                  14,291
                      Other, net                                                                (9,734)                  (2,012)
                                                                                             ---------                ---------

Net cash used by operating activities                                                          (20,556)                 (21,573)
                                                                                             ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                                             --                   (8,568)
     Investments in unconsolidated joint ventures                                               (1,517)                   1,759
     Net originations of mortgages held for long-term investment                                  (477)                  (1,832)
     Payments received on first mortgages and mortgage-backed securities                         2,182                    5,063
     Purchases of property and equipment, net                                                   (2,460)                  (5,273)
                                                                                             ---------                ---------

Net cash used by investing activities                                                           (2,272)                  (8,851)
                                                                                             ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from (payments on) credit agreements and
           other short-term borrowings                                                           6,749                   (1,935)
     Issuance of French subsidiary stock                                                       113,118                       --
     Payments on collateralized mortgage obligations                                            (1,696)                  (4,712)
     Payments on mortgages, land contracts and other loans                                      (4,987)                  (7,441)
     Payments to minority interests                                                             (6,011)                  (3,887)
     Payments of cash dividends                                                                 (3,118)                  (3,592)
     Repurchases of common stock                                                               (70,784)                      --
                                                                                             ---------                ---------

Net cash provided (used) by financing activities                                                33,271                  (21,567)
                                                                                             ---------                ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            10,443                  (51,991)
Cash and cash equivalents at beginning of period                                                28,367                   63,353
                                                                                             ---------                ---------

Cash and cash equivalents at end of period                                                   $  38,810                $  11,362
                                                                                             =========                =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Interest paid, net of amounts capitalized                                               $   1,579                $  (1,920)
                                                                                             =========                =========
     Income taxes paid                                                                       $   4,537                $     166
                                                                                             =========                =========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
     Cost of inventories acquired through seller financing                                   $  11,332                $   1,140
                                                                                             =========                =========
     Issuance of common stock related to an acquisition                                      $      --                $ 146,005
                                                                                             =========                =========
     Debt assumed related to an acquisition                                                  $      --                $ 303,239
                                                                                             =========                =========


See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 1999 contained in the Company's 1999 Annual Report to Stockholders.

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of February 29, 2000, the results of its consolidated operations for the three months ended February 29, 2000 and February 28, 1999, and its consolidated cash flows for the three months ended February 29, 2000 and February 28, 1999. The results of operations for the three months ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1999 has been taken from the audited financial statements as of that date.


2.      Inventories

        Inventories consist of the following (in thousands):



                                                                February 29,             November 30,
                                                                    2000                     1999
                                                                ------------             ------------
        Homes, lots and improvements in production               $1,228,265               $1,063,505

        Land under development                                      453,414                  457,760
                                                                 ----------               ----------

             Total inventories                                   $1,681,679               $1,521,265
                                                                 ==========               ==========

        The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):


                                                                           Three Months Ended
                                                                   -------------------------------------
                                                                   February 29,            February 28,
                                                                      2000                    1999
                                                                   ------------            ------------
        Interest incurred                                           $ 21,592                $ 15,771

        Interest expensed                                             (6,064)                 (6,082)
                                                                    --------                --------

        Interest capitalized                                          15,528                   9,689

        Interest amortized                                            (8,031)                (10,928)
                                                                    --------                --------

             Net impact on consolidated pretax income               $  7,497                $ (1,239)
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

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.      Earnings Per Share (continued)

        The following table presents a reconciliation of average shares outstanding (in thousands):


                                                                               Three Months Ended
                                                                        ---------------------------------
                                                                        February 29,         February 28,
                                                                           2000                 1999
                                                                        ------------         ------------
        Basic average shares outstanding                                  42,662               44,648

        Net effect of stock options assumed to be exercised                1,104                1,474
                                                                          ------               ------

        Diluted average shares outstanding                                43,766               46,122
                                                                          ======               ======


4.      Comprehensive Income

        Comprehensive income consists of net income and foreign currency translation adjustments and totaled $64.0 million and $14.1 million for the three months ended February 29, 2000 and February 28, 1999, respectively.


5.      Segment Information

        The Company has identified two reportable segments: construction and mortgage banking. Information for the Company's reportable segments is presented in its consolidated statements of income and consolidated balance sheets included herein. The Company's reporting segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates a segment's performance based upon a number of factors including pretax results.


6.      Issuance of French Subsidiary Stock

        On February 7, 2000, Kaufman & Broad S.A. (KBSA), the Company's wholly owned French subsidiary issued 5,314,327 common shares (including the over allotment option) in an initial public offering. The offering was made in France and in Europe and was priced at 23 euros per share. KBSA is now listed on the Premier Marche of the ParisBourse. The offering generated total net proceeds of $113.1 million of which $82.9 million was used by the Company to reduce its domestic debt and repurchase additional shares of its common stock. The remainder of the proceeds will be used to fund internal and external growth of the French homebuilding operations. The Company recognized a gain of $39.6 million, or $.91 per diluted share as a result of the transaction. The Company continues to own a majority interest in KBSA and will continue to consolidate these operations in its financial statements.


7.      Stock Repurchase Plan

        As of April 13, 2000, the Company had repurchased 9.1 million of the
        10.5 million shares of the Company's common stock authorized for repurchase by the Board of Directors.


8.      Mortgages and Notes Payable

        On February 18, 2000, the Company's mortgage banking subsidiary renewed its revolving mortgage warehouse agreement (the "Mortgage Warehouse Facility") and increased the facility from $250 million to $300 million. The Mortgage Warehouse Facility, which expires on February 18, 2003, provides for an annual

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.      Mortgage and Notes Payable (continued)

        fee based on the committed balance of the facility and provides for interest at either the London Interbank Offered Rate or the Federal Funds Rate plus an applicable spread on amounts borrowed. The amount outstanding under the facility is secured by a borrowing base, which includes certain mortgage loans held under commitments of sale and is repayable from proceeds on the sales of first mortgages. There are no compensating balance requirements under the facility. The terms of the Mortgage Warehouse Facility include financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios and a minimum tangible net worth.

        The Company's mortgage banking subsidiary is in the process of renewing its $150 million Master Loan and Security Agreement which expires on May 25, 2000.


9.      Acquisition

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

        The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions of Lewis Homes had occurred as of December 1, 1998 with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):


                                                           Three Months Ended
                                                           ------------------
                                                               February 28,
                                                                  1999
                                                           ------------------
        Total revenues                                          $777,095

        Total pretax income                                       29,401

        Net income                                                19,101

        Basic earnings per share                                     .40

        Diluted earnings per share                                   .39


10.     Reclassification

        Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS


OVERVIEW

Total revenues for the three months ended February 29, 2000 increased $105.4 million or 15.2% to $799.6 million from $694.1 million for the quarter ended February 28, 1999 due to higher housing and land sale revenues, as well as increased revenues from mortgage banking operations. Net income for the first quarter of 2000 rose to $64.2 million or $1.47 per diluted share from $16.2 million or $.35 per diluted share for the same period a year ago. Results for the first quarter of 2000 included a one-time gain of $39.6 million, or $.91 per diluted share, on the issuance of stock by the Company's French subsidiary (the French IPO gain) in an initial public offering. Excluding the French IPO gain, diluted earnings per share in the first quarter of 2000 totaled $.56 per share, up 60.0% compared with the first quarter of 1999. The increase in net income excluding the French IPO gain was principally driven by higher unit deliveries, an improved construction gross margin and a reduction in the selling, general and administrative expense ratio as well as increased mortgage banking pretax income. Mortgage banking pretax income increased 7.2% in the first three months of 2000 compared to the first three months of 1999 primarily due to a higher volume of loan closings.


CONSTRUCTION

Revenues increased by $104.0 million, or 15.2%, to $786.2 million in the first quarter of 2000 from $682.2 million in the first quarter of 1999 primarily due to an increase in housing revenues. Housing revenues for the period increased by $92.8 million to $770.9 million from $678.1 million in the year-earlier period primarily as a result of a 6.7% increase in unit deliveries. Housing revenues in the United States rose to $687.6 million on 4,045 unit deliveries in the first three months of 2000, compared to $625.3 million on 3,956 units in the first three months of 1999 as a result of increased housing revenues from both California and Other U.S. operations. Housing revenues from California operations totaled $290.1 million in the first quarter of 2000, up 3.1% from $281.4 million in the year-earlier period. The increase in California housing revenues occurred even as California unit deliveries decreased 5.9% to 1,128 units in the first quarter of 2000 from 1,199 units in the first quarter of 1999. Housing revenues from Other U.S. operations rose 15.6% to $397.4 million in the first quarter of 2000 from $343.9 million in the first quarter of 1999. Other U.S. deliveries increased 5.8% to 2,917 units in the first quarter of 2000 from 2,757 units in the first quarter of 1999 while the average number of active communities remained flat. Revenues from French housing operations during the first quarter of 2000 increased to $82.2 million on 516 units from $52.2 million on 321 units in the prior year's quarter, reflecting improvement in the French housing market.

During the first quarter of 2000, the Company's overall average selling price increased 6.6% to $168,900 from $158,500 in the prior year's period. The Company's domestic average selling price increased 7.5% to $170,000 in the first quarter of 2000 from $158,100 in the first quarter of 1999. During the first quarter of 2000, the average selling price in the Company's California operations rose to $257,200 from $234,700 in the same quarter of 1999 and the average selling price for Other U.S. operations increased to $136,200 from $124,800. These increases occurred as a result of selected increases in sales prices in certain markets. In France, the average selling price in the first quarter of 2000 decreased 2.1% to $159,300 from $162,700 in the year-earlier quarter primarily due to a change in the mix of deliveries.

Revenues from land sales totaled $15.3 million in the first quarter of 2000 compared to $4.0 million in the first quarter of 1999.

Operating income increased by $12.8 million to $41.7 million in the first quarter of 2000 from $28.9 million in the first quarter of 1999. As a percentage of construction revenues, operating income increased by 1.1 percentage points to 5.3% in the first quarter of 2000 compared to 4.2% in the first quarter of 1999. Gross profits increased by $23.3 million, or 19.1% to $145.6 million in the first quarter of 2000 from $122.3 million in the prior year's period. Gross profits as a percentage of construction revenues rose to 18.5% in the first quarter of 2000 from 17.9% in the year-earlier quarter primarily due to an increase in the Company's housing gross margin to 18.9% from 18.0%. The increase in the Company's housing gross margin resulted primarily from the improved pricing environment in the latter part of 1999 as well as the reduced impact related to purchase accounting associated with the 1999 acquisition of Lewis Homes. Company-wide land sales generated break-even results in the first quarters of 2000 and 1999.

Selling, general and administrative expenses increased by $10.6 million, or 11.3%, to $103.9 million in the three months ended February 29, 2000 from $93.4 million in the corresponding 1999 period. As a percentage of housing revenues, selling, general and administrative expenses were 13.5% in the first quarter of 2000 compared to 13.8% in the same period a year ago as a result of reduced reliance on sales incentives and leveraging of size to reduce overhead costs.

Interest income totaled $1.9 million in both the first quarter of 2000 and the first quarter of 1999, reflecting relatively little change in the interest bearing average balances of short-term investments and mortgages receivable during the periods.

Interest expense (net of amounts capitalized) totaled $6.1 million in the first quarter of 2000, remaining level with the same period of 1999. Gross interest incurred in the three months ended February 29, 2000 was $5.8 million higher than the amount incurred in the same period of 1999, reflecting an increase in average indebtedness. The percentage of interest capitalized during the three months ended February 29, 2000 and February 28, 1999 was 71.9% and 61.4%, respectively. The higher capitalization rate in the 2000 period resulted from a higher proportion of land under development in the first quarter of 2000 compared to the previous year's quarter. The amount of interest capitalized as a percentage of gross interest incurred and distributions associated with the Feline Prides was 61.2% and 49.5% in the first quarter of 2000 and 1999, respectively.

Minority interests totaled $5.8 million in the first quarter of 2000 and $5.2 million in the first quarter of 1999. Minority interests for the three month periods ended February 29, 2000 and February 28, 1999 are comprised of two major components: pretax income of consolidated subsidiaries and joint ventures related to residential and commercial activities and distributions associated with the Company's Feline Prides. Minority interests in the first quarter of 2000 increased from the same quarter of 1999 due to the impact of the French IPO.

Equity in pretax income of unconsolidated joint ventures totaled $.5 million in the first quarter of 2000 compared to $.1 million in the first quarter of 1999. The Company's joint ventures recorded combined revenues of $28.4 million in the first three months of 2000 compared to $.7 million in the corresponding period of 1999. All of the joint venture revenues in the first quarters of 2000 and 1999 were generated from residential properties.

Gain on issuance of French subsidiary stock totaled $39.6 million in the first quarter of 2000. This one-time gain resulted from the issuance of 5,314,327 common shares (including the over allotment option) by KBSA, the Company's wholly owned French subsidiary, in an initial public offering. The offering was made in France and in Europe and was priced at 23 euros per share. KBSA is now listed on the Premiere Marche of the ParisBourse. The offering generated total net proceeds of $113.1 million of which $82.9 million was used by the Company to reduce its domestic debt and repurchase additional shares of its common stock. The remainder of the proceeds will be used to fund internal and external growth of the French homebuilding operations. The Company continues to own a majority interest in KBSA and will continue to consolidate these operations in its financial statements.


MORTGAGE BANKING

Interest income and interest expense increased by $1.3 million and $1.1 million, respectively, in the first quarter of 2000 compared to the same quarter a year ago. Interest income increased as a result of a higher balance of first mortgages held under commitments of sale and other receivables outstanding during the first quarter of 2000 compared to the prior year's first quarter, while interest expense rose due to the higher balance of notes payable outstanding during the period.

Other mortgage banking revenues increased by $.2 million to $8.1 million in the first three months of 2000 from $7.9 million in the first three months of 1999. This increase was primarily the result of higher gains on the sale of servicing rights due to a higher level of mortgage originations associated with increases in housing unit volume in the United States.

General and administrative expenses totaled $2.9 million for the quarters ended February 29, 2000 and February 28, 1999. General and administrative expenses for 2000 remained flat with year ago levels due to the impact of cost containment efforts offsetting the effect of higher mortgage production volume.


INCOME TAXES

Income tax expense totaled $13.2 million in the first quarter of 2000 and $8.7 million in the prior year's first quarter. These amounts represented effective income tax rates of approximately 35% in both 2000 (excluding the gain on issuance of French subsidiary stock) and 1999.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. In the first quarter of 2000, net cash provided by operating, investing and financing activities totaled $10.4 million compared to $52.0 million used in the prior year's first quarter.

Operating activities used $20.6 million of cash during the first three months of 2000 compared to $21.6 million used during the same period of 1999. The Company's uses of operating cash in the first quarter of 2000 included cash used for investments in inventories of $149.1 million (excluding $11.3 million of inventories acquired through seller financing), a gain on the issuance of French subsidiary stock of $39.6 million, a decrease in accounts payable, accrued expenses and other liabilities of $4.3 million and other operating uses of $9.7 million. Partially offsetting these uses was cash provided from a decrease in receivables of $101.0 million, first quarter earnings of $64.2 million and various noncash items deducted from net income.

Operating activities in the first quarter of 1999 used $64.3 million for net investments in inventories (excluding $1.1 million of inventories acquired through seller financing) and $4.2 million for an increase in receivables. The cash used was partially offset by cash provided from first quarter earnings of $16.2 million, an increase in accounts payable, accrued expenses and other liabilities of $14.3 million and various noncash items deducted from net income. Inventories increased, primarily in California and Other U.S. operations, as the Company continued its accelerated growth strategy in certain markets.

Investing activities used $2.3 million of cash in the first quarter of 2000 compared with $8.9 million used in the year-earlier period. In the first quarter of 2000, cash was used for net purchases of property and equipment of $2.5 million, investments in unconsolidated joint ventures of $1.5 million and originations of mortgages held for long-term investment of $.5 million. Partially offsetting these uses was cash provided from $2.2 million in proceeds received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral. In the first quarter of 1999, cash was used for acquisitions, net of cash acquired, of $8.6 million, net purchases of property and equipment of $5.3 million and net originations of mortgages held for long-term investment of $1.8 million. The cash used in 1999 was partly offset by $5.1 million in proceeds received from mortgage-backed securities and $1.7 million in distributions related to investments in unconsolidated joint ventures.

Financing activities in the first three months of 2000 provided $33.3 million of cash, while first quarter 1999 financing activities used $21.6 million. In the first quarter of 2000, cash was provided from proceeds from the issuance of French subsidiary stock of $113.1 million and net proceeds from borrowings of $1.8 million. Partially offsetting these sources were payments for repurchases of common stock of $70.8 million, payments to minority interests of $6.0 million, cash dividend payments of $3.1 million and payments on collateralized mortgage obligations of $1.7 million. Financing activities in 1999's first quarter resulted in net cash outflows due mainly to net payments on borrowings of $9.4 million, payments on collateralized mortgage obligations of $4.7 million, payments to minority interests of $3.9 million and cash dividend payments of $3.6 million.

On February 18, 2000, the Company's mortgage banking subsidiary renewed its revolving mortgage warehouse agreement (the "Mortgage Warehouse Facility") and increased the facility from $250 million to $300 million. The mortgage warehouse facility, which expires on February 18, 2003, provides for an annual fee based on the committed balance of the facility and provides for interest at either the London Interbank Offered Rate or the Federal Funds Rate plus an applicable spread on amounts borrowed. The amount outstanding under the facility is secured by a borrowing base, which includes certain mortgage loans held under commitments of sale and is repayable from proceeds on the sales of first mortgages. There are no compensating balance requirements under the facility. The terms of the Mortgage Warehouse Facility include financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios and a minimum tangible net worth. The Company's mortgage banking subsidiary is in the process of renewing its $150 million Master Loan and Security Agreement which expires on May 25, 2000.

As of February 29, 2000, the Company had $131.1 million available under its $500 million domestic unsecured revolving credit facility. The Company's French unsecured financing agreements, totaling $190.1 million, had in the aggregate $132.6 million available at February 29, 2000. In addition, the Company's mortgage banking operation had $57.9 million available under its $300 million mortgage warehouse facility and $140.3 million available under its $150 million Master Loan and Security Agreement at quarter-end. The Company's financial leverage, as measured by the ratio of net debt to total capital, was 52.3% at the end of the 2000 first quarter compared to 51.0% at the end of the 1999 first quarter.

As of April 13, 2000, the Company had repurchased a total of 9.1 million of the
10.5 million shares of the Company's common stock authorized for repurchase by the Board of Directors.

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.


                                     OUTLOOK

The Company's residential backlog as of February 29, 2000 consisted of 9,473 units, representing aggregate future revenues of approximately $1.53 billion, up 2.8% and 9.0%, respectively, from 9,216 units, representing aggregate future revenues of approximately $1.41 billion, a year ago. Company-wide net orders for the first three months of 2000 totaled 5,325, down 5.3% compared to the 5,621 net orders in the first three months of 1999.

Company-wide net orders for the first four weeks of the second quarter of 2000 increased 24.2% from the same period a year ago. During this same period, domestic net orders were up 34.2% from the prior year's period, reflecting a 19.5% increase in California net orders and a 42.1% increase in net orders from Other U.S. operations. In France, net orders for the first four weeks of fiscal 2000 decreased 38.7% compared with the same period in 1999. Despite the overall improvement in net orders Company-wide, current global market uncertainties, mortgage interest rate volatility, declines in consumer confidence and/or other factors could have mitigating effects on full year results.

The Company's domestic operations accounted for approximately $1.28 billion of backlog value on 7,907 units at February 29, 2000, compared to approximately $1.21 billion on 8,020 units at February 28, 1999. Backlog in California increased to approximately $495.8 million on 2,092 units at February 29, 2000, up from $450.0 million on 1,925 units at February 28, 1999 despite net orders decreasing 14.7% to 1,341 in the first quarter of 2000 from 1,572 for the same quarter a year ago. The Company's Other U.S. operations had approximately $787.9 million in backlog, based on 5,815 units at February 29, 2000, compared to $760.3 million on 6,095 units at February 28, 1999, reflecting a 2.5% decrease in Other U.S. net orders to 3,426 in the first quarter of 2000 from 3,514 in the year-earlier quarter. The average number of active communities in the Company's domestic operations for the first quarter of 2000 increased 2.6% from the same quarter a year ago, representing a 6.9% increase in California and a relatively flat number of communities in other U.S operations.

In France, the value of residential backlog at February 29, 2000 was approximately $249.6 million on 1,566 units, up from $190.0 million on 1,172 units a year earlier. The Company's net orders in France increased by 4.9% to 558 in the first quarter of 2000 from 532 in the first quarter of 1999. The value of backlog associated with the Company's French commercial development activities rose to approximately $9.5 million at February 29, 2000 from $.2 million at February 28, 1999.

Substantially all of the homes included in residential backlog are expected to be delivered in 2000; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

During 2000, the Company plans to continue to operate under its operational business model KB2000 and to strive for continued growth. The Company has leveraged the business model with additional and complementary initiatives including strategies to establish leading market positions and maintain focus on acquisitions. The Company hopes to continue to increase overall unit delivery growth in future years. The Company's growth strategies include expanding existing operations to optimal market volume levels, as well as entering new markets at high volume levels, principally through acquisitions. Growth in existing markets will be driven by the Company's ability to increase the average number of active communities in its major markets through the successful implementation of its KB2000 operational business model. The Company's ongoing acquisition strategy is expected to supplement growth in existing markets and facilitate expansion into new markets.

As part of its strategy, the Company has made a commitment to pursue opportunities in the area of e-commerce under its recently formed subsidiary, e.kb. These efforts include improving its web site, kbhomes.com, to provide more information for consumers, utilizing its houseCALL center to support web site efforts such as "chat" capabilities and making strategic investments. To date, the Company has invested in BuildNet, a leading provider of e-business, technology and project management systems for the homebuilding industry and has been instrumental in the formation of a new company, along with other leading homebuilders, that will launch a new homebuilder web site.

The Company is also in the process of reviewing its assets and business for the purpose of monetizing non-strategic or marginal positions, and has instituted even more stringent criteria for prospective land acquisitions. Included among these initiatives is the Company's exploration of the sale of certain domestic operating divisions, which do not individually or in the aggregate comprise a material portion of the Company's business. These initiatives are intended to increase cash flows available to reduce debt and/or repurchase additional stock. Based on its current projections, the Company expects to establish record earnings in fiscal 2000, although this goal could be materially affected by various risk factors such as changes in general economic conditions either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence and the extent of its internal asset review, among other things. Recent increases in short-term interest rates instituted by the Federal Reserve Board may give rise to further increases in mortgage interest rates.


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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, national or regional changes in general economic conditions, employment levels, costs of homebuilding material and labor, home mortgage and other interest rates, the secondary market for mortgage loans, competition, currency exchange rates as they affect the Company's operations in France, consumer confidence, government regulation or restrictions on real estate development, capital or credit market conditions affecting the Company's cost of capital; the availabilityand cost of land in desirable areas; environmental factors, governmental regulations, unanticipated violations of Company policy, property taxes and unanticipated delays in the Company's operations. See the Company's Annual Report on Form 10-K for the year ended November 30, 1999 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company's business.

      The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2000 Annual Meeting of Stockholders of the Company was held on April 6, 2000, at which the two matters described below were submitted to a vote of stockholders with the voting results as indicated.

(1) Election of directors for a three-year term expiring at the 2003 Annual Meeting of Stockholders:


        Nominee                            For                 Authority Withheld
        -------                        ---------               ------------------
        Bruce Karatz                   45,043,841                  661,972
        Randall W. Lewis               45,044,187                  661,626

        Messrs. Ronald W. Burkle, Ray R. Irani, Guy Nafilyan and Luis G. Nogales continue as directors and, if nominated, will next stand for re-election at the 2001 Annual Meeting of Stockholders; Ms. Jane Evans and Messrs. James A. Johnson, Barry Munitz and Sanford C. Sigoloff also continue as directors and, if nominated, will next stand for re-election at the 2002 Annual Meeting of Stockholders.

(2) A stockholder resolution concerning the elimination of the classification of the board of directors:


            For                   Against                   Abstain              Broker Non Vote
        ----------               ----------                ---------             ---------------
        19,482,797               20,737,962                1,895,579                3,589,475


        ITEM 5. OTHER INFORMATION

        The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three-month periods ended February 29, 2000 and February 28, 1999, together with backlog data in terms of units and value by geographical market as of February 29, 2000 and February 28, 1999.


                                                                                                            Backlog - Value
                                  Deliveries               Net Orders             Backlog - Units            In Thousands
                           -----------------------   -----------------------   -----------------------   -----------------------
        Market                2000         1999         2000         1999         2000         1999         2000         1999
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
        California              1,128        1,199        1,341        1,572        2,092        1,925   $  495,782   $  449,993

        Other U.S.              2,917        2,757        3,426        3,514        5,815        6,095      787,861      760,283

        Foreign                   520          323          558          535        1,566        1,196      249,581      196,028
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

            Total               4,565        4,279        5,325        5,621        9,473        9,216   $1,533,224   $1,406,304
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
        Unconsolidated
          joint ventures          123           --          115           --          211           --   $   38,824   $       --
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

        Backlog amounts for 1999 were adjusted to reflect the acquisition of Lewis Homes. Therefore, backlog amounts at November 30, 1998 combined with net order and delivery activity for the first three months of 1999 will not equal ending backlog at February 28, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 1999 Annual Report on Form 10-K, is incorporated by reference herein.

27      Financial Data Schedule.


Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended February 29, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KAUFMAN AND BROAD HOME CORPORATION
                                        --------------------------------------
                                        Registrant




Dated  April 14, 2000                   /s/ BRUCE KARATZ
       --------------------             --------------------------------------
                                        Bruce Karatz
                                        Chairman, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)





Dated  April 14, 2000                   /s/ WILLIAM R. HOLLINGER
       --------------------             --------------------------------------
                                        William R. Hollinger
                                        Vice President and Controller
                                        (Chief Accounting Officer)

                               INDEX OF EXHIBITS



                                                            Page of Sequentially
                                                                Numbered Pages
                                                            --------------------
27   Financial Data Schedule                                           19