Form 10-Q
period 2000-05-31
KAUFMAN & BROAD HOME CORP
filed 2000-07-14
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.


For the quarterly period ended May 31, 2000.


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

Common stock, par value $1.00 per share, 39,356,846 shares outstanding. Excluded from the calculation of shares outstanding are 8,802,292 shares held by the Registrant's Grantor Stock Ownership Trust.

                       KAUFMAN AND BROAD HOME CORPORATION
                                    FORM 10-Q

                                      INDEX



                                                                                                   PAGE
                                                                                                 NUMBER(S)
                                                                                                 ---------
PART I.  FINANCIAL INFORMATION

       ITEM 1.  FINANCIAL STATEMENTS

                Consolidated Statements of Income -
                Six Months and Three Months ended May 31, 2000 and 1999                              3

                Consolidated Balance Sheets -
                May 31, 2000 and November 30, 1999                                                   4

                Consolidated Statements of Cash Flows -
                Six Months ended May 31, 2000 and 1999                                               5

                Notes to Consolidated Financial Statements                                          6-9

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      10-16


PART II.  OTHER INFORMATION

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                 17

       ITEM 5.  OTHER INFORMATION                                                                  17-18

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                    18

SIGNATURES                                                                                          19

INDEX OF EXHIBITS                                                                                   20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts - Unaudited)


                                                      Six Months Ended May 31,       Three Months Ended May 31,
                                                    ---------------------------     ----------------------------
                                                       2000             1999            2000            1999
                                                    -----------     -----------     -----------     -----------
TOTAL REVENUES                                      $ 1,705,767     $ 1,556,413     $   906,182     $   862,270
                                                    ===========     ===========     ===========     ===========
CONSTRUCTION:
    Revenues                                        $ 1,679,962     $ 1,529,732     $   893,737     $   847,523
    Construction and land costs                      (1,374,236)     (1,248,519)       (733,605)       (688,574)
    Selling, general and administrative expenses       (214,483)       (203,923)       (110,555)       (110,561)
                                                    -----------     -----------     -----------     -----------
       Operating income                                  91,243          77,290          49,577          48,388

    Interest income                                       3,747           3,782           1,826           1,872
    Interest expense, net of amounts capitalized        (13,182)        (13,026)         (7,118)         (6,944)
     Minority interests                                 (12,524)        (12,470)         (6,722)         (7,288)
    Equity in pretax income (loss) of
       unconsolidated joint ventures                      1,490             (53)          1,036            (159)
     Gain on issuance of French subsidiary stock         39,630            --              --              --
                                                    -----------     -----------     -----------     -----------
    Construction pretax income                          110,404          55,523          38,599          35,869
                                                    -----------     -----------     -----------     -----------
MORTGAGE BANKING:
    Revenues:
       Interest income                                   10,839           8,290           5,574           4,293
       Other                                             14,966          18,391           6,871          10,454
                                                    -----------     -----------     -----------     -----------
                                                         25,805          26,681          12,445          14,747
    Expenses:
       Interest                                          (9,611)         (7,566)         (4,735)         (3,810)
       General and administrative                        (6,484)         (5,777)         (3,609)         (2,831)
                                                    -----------     -----------     -----------     -----------
    Mortgage banking pretax income                        9,710          13,338           4,101           8,106
                                                    -----------     -----------     -----------     -----------
TOTAL PRETAX INCOME                                     120,114          68,861          42,700          43,975
Income taxes                                            (28,200)        (24,100)        (15,000)        (15,400)
                                                    -----------     -----------     -----------     -----------
NET INCOME                                          $    91,914     $    44,761     $    27,700     $    28,575
                                                    ===========     ===========     ===========     ===========
BASIC EARNINGS PER SHARE                            $      2.23     $       .97     $       .70     $       .60
                                                    ===========     ===========     ===========     ===========
DILUTED EARNINGS PER SHARE                          $      2.18     $       .94     $       .68     $       .58
                                                    ===========     ===========     ===========     ===========
BASIC AVERAGE SHARES OUTSTANDING                         41,232          46,295          39,817          47,907
                                                    ===========     ===========     ===========     ===========
DILUTED AVERAGE SHARES OUTSTANDING                       42,214          47,606          40,712          49,052
                                                    ===========     ===========     ===========     ===========
CASH DIVIDENDS PER COMMON SHARE                     $      .150     $      .150     $      .075     $      .075
                                                    ===========     ===========     ===========     ===========


See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)


                                                                                    May 31,      November 30,
                                                                                     2000           1999
                                                                                 -----------     ------------
ASSETS

CONSTRUCTION:
    Cash and cash equivalents                                                    $    16,732     $    15,576
    Trade and other receivables                                                      250,738         205,847
    Mortgages and notes receivable                                                    68,134          58,702
    Inventories                                                                    1,694,418       1,521,265
    Investments in unconsolidated joint ventures                                      22,967          21,290
    Deferred income taxes                                                             96,023          99,519
    Goodwill                                                                         194,578         205,618
    Other assets                                                                      93,032          86,259
                                                                                 -----------     -----------
                                                                                   2,436,622       2,214,076
                                                                                 -----------     -----------
MORTGAGE BANKING:
    Cash and cash equivalents                                                         13,074          12,791
    Receivables:
       First mortgages and mortgage-backed securities                                 44,085          47,080
       First mortgages held under commitments of sale and other receivables          290,554         386,076
    Other assets                                                                      10,350           4,212
                                                                                 -----------     -----------
                                                                                     358,063         450,159
                                                                                 -----------     -----------
TOTAL ASSETS                                                                     $ 2,794,685     $ 2,664,235
                                                                                 ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
    Accounts payable                                                             $   328,319     $   328,528
    Accrued expenses and other liabilities                                           191,770         222,855
    Mortgages and notes payable                                                    1,036,503         813,424
                                                                                 -----------     -----------
                                                                                   1,556,592       1,364,807
                                                                                 -----------     -----------
MORTGAGE BANKING:
    Accounts payable and accrued expenses                                              6,162           9,711
    Notes payable                                                                    287,263         377,666
    Collateralized mortgage obligations secured by mortgage-backed securities         33,173          36,219
                                                                                 -----------     -----------
                                                                                     326,598         423,596
                                                                                 -----------     -----------
    Minority interests:
       Consolidated subsidiaries and joint ventures                                   46,794           9,499
       Company obligated mandatorily redeemable preferred securities
         of subsidiary trust holding solely debentures of the Company                189,750         189,750
                                                                                 -----------     -----------
                                                                                     236,544         199,249
                                                                                 -----------     -----------
Common stock                                                                          48,159          48,091
Paid-in capital                                                                      336,248         335,324
Retained earnings                                                                    485,729         376,626
Accumulated other comprehensive income                                                (4,378)         (1,584)
Grantor stock ownership trust                                                       (190,807)        (81,874)
                                                                                 -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY                                                       674,951         676,583
                                                                                 -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 2,794,685     $ 2,664,235
                                                                                 ===========     ===========


See accompanying notes

                       KAUFMAN AND BROAD HOME CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)

                                                                           Six Months Ended May 31,
                                                                          --------------------------
                                                                             2000           1999
                                                                            ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $  91,914     $  44,761
    Adjustments to reconcile net income  to net cash used  by operating activities:
          Equity in pretax (income) loss of unconsolidated joint ventures      (1,490)           53
          Minority interests                                                   12,524        12,470
          Gain on issuance of French subsidiary stock                         (39,630)         --
          Amortization of discounts and issuance costs                            501           852
          Depreciation and amortization                                        20,113        17,368
          Provision for deferred income taxes                                   3,496           510
          Change in:
              Receivables                                                      41,199       (26,567)
              Inventories                                                    (161,532)     (160,220)
              Accounts payable, accrued expenses and other liabilities        (36,695)       (3,410)
              Other, net                                                      (16,967)       (5,483)
                                                                            ---------     ---------
Net cash used by operating activities                                         (86,567)     (119,666)
                                                                            ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                           --          (8,568)
    Investments in unconsolidated joint ventures                                 (187)        1,697
    Net originations of mortgages held for long-term investment                  (220)       (3,273)
    Payments received on first mortgages and mortgage-backed securities         3,244         8,900
    Purchases of property and equipment, net                                   (7,221)      (10,388)
                                                                            ---------     ---------
Net cash used by investing activities                                          (4,384)      (11,632)
                                                                            ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from credit agreements and other short-term borrowings       120,070       139,267
    Issuance of French subsidiary stock                                       113,118          --
    Payments on collateralized mortgage obligations                            (3,071)       (8,476)
    Payments on mortgages, land contracts and other loans                     (11,941)      (36,237)
    Payments to minority interests                                            (10,789)      (15,290)
    Payments of cash dividends                                                 (6,064)       (7,185)
    Repurchases of common stock                                              (108,933)         --
                                                                            ---------     ---------
Net cash provided by financing activities                                      92,390        72,079
                                                                            ---------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,439       (59,219)
Cash and cash equivalents at beginning of period                               28,367        63,353
                                                                            ---------     ---------
Cash and cash equivalents at end of period                                  $  29,806     $   4,134
                                                                            =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid, net of amounts capitalized                               $  23,206     $  19,033
                                                                            =========     =========
    Income taxes paid                                                       $  30,281     $  29,979
                                                                            =========     =========
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
     Cost of inventories acquired through seller financing                  $  11,621     $  14,559
                                                                            =========     =========
     Issuance of common stock related to an acquisition                     $    --       $ 146,005
                                                                            =========     =========
     Debt assumed related to an acquisition                                 $    --       $ 303,239
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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 2000, the results of its consolidated operations for the six months and three months ended May 31, 2000 and 1999, and its consolidated cash flows for the six months ended May 31, 2000 and 1999. The results of operations for the six months and three months ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1999 has been taken from the audited financial statements as of that date.


2.   Inventories

     Inventories consist of the following (in thousands):


                                                      May 31,    November 30,
                                                       2000          1999
                                                    ----------   -----------
      Homes, lots and improvements in production    $1,251,486    $1,063,505

      Land under development                           442,932       457,760
                                                    ----------    ----------

         Total inventories                          $1,694,418    $1,521,265
                                                    ==========    ==========

     The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):


                                                    Six Months Ended May 31,   Three Months Ended May 31,
                                                   --------------------------  --------------------------
                                                       2000          1999        2000         1999
                                                     --------     --------     --------     ---------
      Interest incurred                              $ 44,390     $ 34,719     $ 22,798     $ 18,948

      Interest expensed                               (13,182)     (13,026)      (7,118)      (6,944)
                                                      --------     --------     --------     --------
      Interest capitalized                             31,208       21,693       15,680       12,004

      Interest amortized                              (17,397)     (18,800)      (9,366)      (7,872)
                                                     --------     --------     --------     --------
         Net impact on consolidated pretax income    $ 13,811     $  2,893     $  6,314     $  4,132
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

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Earnings Per Share (continued)

     The following table presents a reconciliation of average shares outstanding (in thousands):


                                              Six Months Ended May 31,       Three Months Ended May 31,
                                              ------------------------       --------------------------
                                                 2000         1999              2000        1999
                                                -------      ------            ------      -------
      Basic average shares outstanding          41,232       46,295            39,817       47,907
      Net effect of stock options assumed to
          be exercised                             982        1,311               895        1,145
                                                ------       ------            ------       ------
      Diluted average shares outstanding        42,214       47,606            40,712       49,052
                                                ======       ======            ======       ======


4.   Comprehensive Income

     Comprehensive income consists of net income and foreign currency translation adjustments and totaled $25.2 million and $26.0 million for the three months ended May 31, 2000 and 1999, respectively, and $89.1 million and $40.1 million for the six months ended May 31, 2000 and 1999, respectively.

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

6.   Issuance of French Subsidiary Stock

     On February 7, 2000, Kaufman & Broad S.A. (KBSA), the Company's wholly owned French subsidiary issued 5,314,327 common shares (including the over allotment option) in an initial public offering. The offering was made in France and in Europe and was priced at 23 euros per share. KBSA is now listed on the Premier Marche of the ParisBourse. The offering generated total net proceeds of $113.1 million of which $82.9 million was used by the Company to reduce its domestic debt and repurchase additional shares of its common stock. The remainder of the proceeds is being used to fund internal and external growth of KBSA. The Company recognized a gain of $39.6 million, or $.94 per diluted share as a result of the offering. The Company continues to own a majority interest in KBSA and will continue to consolidate these operations in its financial statements.

7.   Stock Repurchase Plan

     As of July 13, 2000, the Company had repurchased 10.5 million shares of the Company's common stock previously authorized for repurchase by the Board of Directors. On July 6, 2000, the Company's Board of Directors authorized the repurchase of an additional 4.0 million shares of the Company's common stock; none of these shares had been repurchased as of July 13, 2000.

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.   Mortgages and Notes Payable

     On February 18, 2000, the Company's mortgage banking subsidiary renewed its revolving mortgage warehouse agreement (the "Mortgage Warehouse Facility") and increased the facility from $250 million to $300 million. The Mortgage Warehouse Facility, which expires on February 18, 2003, provides for an annual fee based on the committed balance of the facility and provides for interest at either the London Interbank Offered Rate or the Federal Funds Rate plus an applicable spread on amounts borrowed. The Master Loan and Security Agreement was renewed on May 19, 2000 with an investment bank and was increased from $150 million to $250 million. The agreement, which expires on May 18, 2001, provides for a facility fee based on the $250 million maximum amount available and provides for interest to be paid monthly at the Eurodollar Rate plus an applicable spread on amounts borrowed. The amounts outstanding under the Mortgage Warehouse Facility and the Master Loan and Security Agreement are secured by a borrowing base, which includes certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under either facility. Both facilities include financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income.

     On May 10, 2000, the Company entered into a $125 million Bridge Revolving Credit Facility with various banks. The facility, which expires on April 30, 2001, provides for a quarterly fee based on the committed balance of the facility and provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. As of July 13, 2000, no amounts were outstanding under the Bridge Revolving Credit Facility.

9.   Acquisition

     Effective January 7, 1999, the Company acquired substantially all of the homebuilding assets of the Lewis Homes group of companies ("Lewis Homes"). The purchase price for Lewis Homes was approximately $449 million, comprised of the assumption of approximately $303 million in debt and the issuance of 7,886,686 shares of the Company's common stock valued at approximately $146 million. The purchase price was based on the December 31, 1998 net book values of the entities purchased. The excess of the purchase price over the estimated fair value of net assets acquired was $177.6 million and was allocated to goodwill. The Company is amortizing the goodwill on a straight-line basis over a period of ten years. The shares of Company common stock issued in the acquisition are "restricted" shares and may not be resold without a registration statement or compliance with Securities and Exchange Commission regulations that limit the number of shares that may be resold in a given period. The Company has agreed to file a registration statement for six million of those shares in three increments at the Lewis family's request from July 1, 2000 to July 1, 2002. Under the terms of the purchase agreement, a Lewis family member has also been appointed to the Company's Board of Directors.

     The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of Lewis Homes had occurred as of December 1, 1998 with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects (in thousands, except per share amounts):

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.   Acquisition (continued)

                                                       Six Months Ended
                                                       ----------------
                                                           May 31,
                                                             1999
                                                        --------------

      Total revenues                                     $1,639,365

      Total pretax income                                    73,376

      Net income                                             47,676

      Basic earnings per share                                 1.00

      Diluted earnings per share                                .97


10.  Reclassifications

     Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2000 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     OVERVIEW
     Total revenues for the three months ended May 31, 2000 increased $43.9 million, or 5.1%, to $906.2 million from $862.3 million for the three months ended May 31, 1999. For the six months ended May 31, 2000, total revenues increased $149.4 million, or 9.6%, to $1.71 billion from $1.56 billion in the year-earlier period. The increase in total revenues for the three month period of 2000 compared to 1999 was due to higher land sale revenues. The increase in total revenues for the six months ended May 31, 2000 was due to higher housing and land sale revenues. Net income for the second quarter of 2000 totaled $27.7 million, or $.68 per diluted share compared with second quarter 1999 net income of $28.6 million or $.58 per diluted share. For the six months ended May 31, 2000, net income increased to $91.9 million or $2.18 per diluted share from $44.8 million or $.94 per diluted share for the six months ended May 31, 1999. Results for the first six months of 2000 included a one-time gain of $39.6 million, or $.94 per diluted share, on the issuance of stock by the Company's French subsidiary (the French IPO gain) in an initial public offering in February 2000. Excluding the French IPO gain, diluted earnings per share for the six months ended May 31, 2000 totaled $1.24 per share, up 31.9% compared with the six month period of 1999. The increase in earnings per share in the three month period was principally driven by an improved housing gross margin and a 17.0% reduction in the average number of diluted shares outstanding due to the Company's ongoing share repurchase program. Earnings per share rose in the first six months of 2000 due to higher unit deliveries, an improved housing gross margin and a reduction in the selling, general and administrative expense ratio. Earnings per share for the first half of 2000 also benefited from an 11.3% reduction in the average number of diluted shares outstanding. Mortgage banking pretax income for the three months and six months ended May 31, 2000 decreased 49.4% and 27.2%, respectively, from the year ago periods primarily due to the impact of recent market interest rate increases as well as transition costs related to the consolidation of the Company's mortgage banking operations.

     CONSTRUCTION
     Revenues increased by $46.2 million, or 5.5%, to $893.7 million in the second quarter of 2000 from $847.5 million in the second quarter of 1999 due to an increase in land sale revenues. Housing revenues for the period decreased by 1.2%, or $10.0 million, to $836.5 million from $846.5 million in the year-earlier period as a result of a 1.9% decrease in unit deliveries. Housing revenues in the United States decreased 3.9% to $735.2 million on 4,440 unit deliveries in the second quarter of 2000 from $765.3 million on 4,651 units in the corresponding quarter of 1999 as lower housing revenues from California operations were only partially offset by increases in Other U.S operations. Housing revenues from California operations for the second quarter of 2000 totaled $302.0 million, down 12.9% from $346.6 million in the year-earlier period. California deliveries in the second quarter of 2000 decreased 15.6% to 1,207 units from 1,430 units in the second quarter of 1999. This decrease was due, in large part, to the fact that the 1999 second quarter reflected the Company's sell-through of certain acquired Lewis communities which were located in areas that did not fit its overall KB2000 operating strategy. Housing revenues from Other U.S. operations totaled $433.2 million for the three months ended May 31, 2000 compared to $418.7 million in the same period a year ago, an increase of 3.5%. Other U.S. deliveries increased slightly to 3,233 units in the second quarter of 2000 from 3,221 units in the second quarter of 1999 as the average number of active communities in the Company's Other U.S. operations increased 1.7%, to 181 from 178. Revenues from French housing operations during the three months ended May 31, 2000 rose to $101.3 million on 602 units from $79.1 million on 480 units in the year-earlier period, reflecting improvement in the French housing market.

     During the second quarter of 2000, the Company's overall average selling price was $165,900, nearly flat with $164,700 in the same quarter a year ago. Despite higher average selling prices in all domestic categories and in France, the overall average selling price increased only slightly due to a shift in the proportion of deliveries generated from Other U.S and French operations. The Company's domestic average selling price rose to $165,600 in the second quarter of 2000 from $164,500 in the same period of 1999. For the three months ended May 31, 2000, the average selling price in the Company's California operations increased 3.2% to $250,200 from $242,400 for the same period a year ago and the average selling price in Other U.S. operations rose 3.1% to $134,000 from $130,000. Increases in all domestic categories occurred as a result of selected increases in sales prices in certain markets. In France, the average selling price in the second quarter of 2000 increased 2.0% to $168,200 from $164,900 in the year-earlier quarter primarily due to a change in the mix of deliveries.

     Revenues from land sales totaled $57.3 million in the second quarter of 2000 compared to $1.0 million in the second quarter of 1999. The significant increase in land sales for the three months ended May 31, 2000 occurred as the Company continued to execute its asset repositioning strategy which includes the identification and sale of non-core assets.

     For the first six months of 2000, construction revenues increased by $150.2 million, or 9.8%, to $1.68 billion, from $1.53 billion for the same period a year ago as a result of higher housing and land sale revenues. Housing revenues totaled $1.61 billion on 9,607 units in the first half of 2000 compared to $1.52 billion on 9,418 units for the same period a year ago. Housing operations in the United States produced revenues of $1.42 billion on 8,485 units in the first six months of 2000 and $1.39 billion on 8,607 units in the comparable period of 1999. During the first half of 2000, California housing revenues decreased 5.7% to $592.2 million from $628.0 million in the first half of 1999, reflecting an 11.1% decrease in unit deliveries during the period. Housing revenues from Other U.S. operations increased 8.9% to $830.6 million in the first six months of 2000 from $762.6 million in the prior year's period as unit deliveries in the region rose 2.9%. Deliveries in California decreased to 2,335 units for the first six months of 2000 from 2,629 for the first six months of 1999, while deliveries from Other U.S. operations increased to 6,150 units from 5,978 units during the same period. French housing revenues totaled $183.5 million on 1,118 units in the first half of 2000 compared to $131.4 million on 801 units in the corresponding period of 1999.

     The Company-wide average new home price increased 3.3% to $167,300 in the first half of 2000 from $161,900 in the year-earlier period. For the first half of 2000, the average selling price in California increased 6.2% to $253,600 from $238,900 for the first half of 1999 and the average selling price in Other U.S. operations rose 5.9% to $135,100 from $127,600. These increases occurred as a result of selected increases in sales prices in certain markets. In France, the average selling price for the six month period remained essentially flat at $164,100 in 2000 compared to $164,000 in 1999.

     Company-wide revenues from land sales increased to $72.6 million in the first half of 2000 from $5.0 million in the first half of 1999 as a result of the Company's asset repositioning strategy.

     Operating income increased by $1.2 million to $49.6 million in the second quarter of 2000 from $48.4 million in the second quarter of 1999 due to higher gross profits. Gross profits increased by $1.2 million, or .7%, to $160.1 million in the second quarter of 2000 from $158.9 million in the prior year's period. During this same period, housing gross profits increased by $1.0 million to $160.0 million from $159.0 million. The housing gross margin increased to 19.1% in the second quarter of 2000 from 18.8% in the year-earlier quarter mainly as a result of the favorable pricing environment. Housing gross margin improved primarily in Other U.S. operations and particularly in the Texas region. The housing operating income margin in the second quarter of 2000 was 5.9%, up .2 percentage points from 5.7% in the year-earlier quarter. Land sales generated break-even results in the second quarters of both 2000 and 1999.

     Selling, general and administrative expenses totaled $110.6 million in the three month periods ended May 31, 2000 and 1999. As a percentage of housing revenues, selling, general and administrative expenses were 13.2% in the second quarter of 2000 compared to 13.1% in the same period a year ago. The slightly higher ratio in 2000 resulted from temporary transitional impacts associated with beginning the consolidation of the Company's homebuilding accounting functions into two regional office locations which will be completed in the fourth quarter of 2000.

     For the first six months of 2000, operating income increased by $13.9 million to $91.2 million from $77.3 million in the corresponding period of 1999 as higher gross profits were partially offset by increased selling, general and administrative expenses. Housing gross profits increased by $24.5 million, or 8.7%, to $305.7 million in the first half of 2000 from $281.2 million in the first half of 1999. Housing gross margin increased to 19.0% in the first half of 2000 from 18.4% in the year-earlier period. The increase in the Company's housing gross margin for the six months ended May 31, 2000 resulted primarily from the improved pricing environment in the latter part of 1999 as well as the reduced impact related to purchase accounting associated with the 1999 acquisition of Lewis Homes. Company-wide land sales generated essentially break-even result for the first six months of both 2000 and 1999.

     Selling, general and administrative expenses increased by $10.6 million to $214.5 million for the first six months of 2000 from $203.9 million for the same period of 1999. As a percentage of housing revenues, selling, general and administrative expenses improved by .1 percentage point to 13.3% for the first six months of 2000 from 13.4% in the corresponding period of 1999.

     Interest income totaled $1.8 million in the second quarter of 2000 compared to $1.9 million in the second quarter of 1999. For the first six months, interest income totaled $3.7 million in 2000 and $3.8 million in 1999. The slight decline in interest income in the second quarter and first half of 2000 reflected a decrease in the interest bearing average balances of short-term investments and mortgages receivable compared to the same periods a year ago.

     Interest expense (net of amounts capitalized) increased by $.2 million to $7.1 million in the second quarter of 2000 from $6.9 million in the second quarter of 1999. For the six months ended May 31, 2000, interest expense increased by $.2 million to $13.2 million from $13.0 million for the six months ended May 31, 1999. Gross interest incurred in the three months and six months ended May 31, 2000 was higher than that incurred in the corresponding year-ago periods by $3.9 million and $9.7 million, respectively, reflecting an increase in average indebtedness. The percentage of interest capitalized during the three months ended May 31, 2000 and 1999 was 68.8% and 63.4%, respectively. For the six month periods ended May 31, this percentage was 70.3% in 2000 and 62.5% in 1999. The amount of interest capitalized as a percentage of gross interest incurred and distributions associated with the Company's outstanding Feline Prides was 60.0% for both the three months and six months ended May 31, 2000 and 52.8% and 51.3% for the three months and six months ended May 31, 1999, respectively.

     Minority interests totaled $6.7 million in the second quarter of 2000 and $7.3 million in the second quarter of 1999. For the first half of 2000, minority interests remained flat with the first half of 1999 at $12.5 million. Minority interests for three months and six months ended May 31, 2000 are comprised of two major components: pretax income of consolidated subsidiaries and joint ventures related to residential and commercial activities and distributions associated with the Company's Feline Prides. Minority interests for the second quarter and first half of 2000 include the impact of the French IPO.

     Equity in pretax income (loss) of unconsolidated joint ventures in the second quarter of 2000 totaled $1.0 million compared to the $.1 million loss recorded in the second quarter of 1999. The Company's joint ventures generated combined revenues of $35.1 million during the three months ended May 31, 2000 compared with no revenues recorded in the corresponding period of 1999. For the first half of 2000, the Company's equity in pretax income of unconsolidated joint ventures totaled $1.5 million compared to a loss of $.1 million for the same period of 1999. Combined revenues from these joint ventures totaled $63.5 million in the first half of 2000 and $.7 million in the first half of 1999. All of the joint venture revenues in the 2000 and 1999 periods were generated from residential properties.

     Gain on issuance of French subsidiary stock totaled $39.6 million in the first six months of 2000. This one-time gain resulted from the issuance of 5,314,327 common shares (including the over allotment option) by KBSA, the Company's wholly owned French subsidiary, in an initial public offering in the first quarter of 2000. The offering was made in France and in Europe and was priced at 23 euros per share. KBSA is now listed on the Premiere Marche of the ParisBourse. The offering generated total net proceeds of $113.1 million of which $82.9 million was used by the Company to reduce its domestic debt and repurchase additional shares of its common stock. The remainder of the proceeds is being used to fund internal and external growth of KBSA. The Company continues to own a majority interest in KBSA and will continue to consolidate these operations in its financial statements.

     MORTGAGE BANKING
     Interest income and interest expense increased by $1.3 million and $.9 million, respectively in the second quarter of 2000 compared to the same quarter a year ago. For the first six months of 2000, interest income from mortgage banking activities rose by $2.5 million and related interest expense increased by $2.0 million from the same period of 1999. Interest income for the three and six month periods increased due to the higher balance of first mortgages held under commitments of sale and other receivables outstanding during the 2000 periods. The increases in interest expense resulted from the higher balance of notes payable outstanding during the second quarter and first half of 2000 compared to the same periods of 1999.

     Other mortgage banking revenues decreased by $3.6 million to $6.9 million in the second quarter of 2000 from $10.5 million in the prior year's second quarter. For the first half of 2000, other mortgage banking revenues totaled $15.0 million, a decrease of $3.4 million from $18.4 million in the first half of 1999. These decreases were primarily the result of lower gains on the sale of mortgages and servicing rights due to factors resulting from the impact of recent interest rate increases, including a shift in product mix toward more variable rate loans, as well as lower retention and the intensely competitive mortgage banking environment.

     General and administrative expenses associated with mortgage banking activities increased by $.8 million to $3.6 million in the second quarter of 2000 from $2.8 million for the same period a year ago. For the six month period, these expenses totaled $6.5 million in 2000 and $5.8 million in 1999. The increase in general and administrative expenses in 2000 was primarily due to transition costs associated with the recent consolidation of the Company's mortgage branches into three processing centers.

     INCOME TAXES
     Income tax expense totaled $15.0 million and $15.4 million in the second quarter of 2000 and 1999, respectively. For the first six months of 2000, income tax expense totaled $28.2 million compared to $24.1 million in the same period of 1999. The income tax amounts represented an effective income tax rate of approximately 35% in both periods of 2000 (excluding the gain on issuance of French subsidiary stock) and 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. For the six months ended May 31, 2000, net cash provided by operating, investing and financing activities totaled $1.4 million compared to $59.2 million used in the six months ended May 31, 1999.

     Operating activities used $86.6 million of cash during the first six months of 2000 compared to $119.7 million used during the same period of 1999. The Company's uses of operating cash in the first half of 2000 included investments in inventories of $161.5 million (excluding $11.6 million of inventories acquired through seller financing), a gain on the issuance of French subsidiary stock of $39.6 million, a decrease in accounts payable, accrued expenses and other liabilities of $36.7 million and other operating uses of $17.0 million. Partially offsetting these uses was cash provided from six months' earnings of $91.9 million, a decrease in receivables of $41.2 million and various noncash items deducted from net income.

     Operating activities for the first six months of 1999 used cash to fund an investment of $160.2 million in inventories (excluding the effect of acquisitions and $14.6 million of inventories acquired through seller financing), an increase of $26.6 million in receivables and a decrease of $3.4 million in accounts payable, accrued expenses and other liabilities. Sources of operating cash in the first six months of 1999 included six months' earnings of $44.8 million and various noncash items deducted from net income.

     Investing activities used $4.4 million of cash in the first half of 2000 compared to $11.6 million used in the year-earlier period. In the first six months of 2000, cash was used for net purchases of property and equipment of $7.2 million, investments in unconsolidated joint ventures of $.2 million and originations of mortgages held for long-term investment of $.2 million. Partially offsetting these uses was $3.2 million of proceeds received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral. In the first six months of 1999, cash of $8.6 million, net of cash acquired, was used for acquisitions, $10.4 million was used for net purchases of property and equipment, and $3.3 million was used for originations of mortgages held for long-term investment. Partially offsetting these uses were $8.9 million of proceeds received from mortgage-backed securities and $1.7 million in distributions related to investments in unconsolidated joint ventures.

     Financing activities in the first six months of 2000 provided $92.4 million of cash compared to $72.1 million provided in the first half of 1999. In the first six months of 2000, cash was provided from proceeds from the issuance of French subsidiary stock of $113.1 million and net proceeds from borrowings of $108.1 million. Partially offsetting these sources were payments for repurchases of common stock of $108.9 million, payments to minority interests of $10.8 million, cash dividend payments of $6.1 million and payments on collateralized mortgage obligations of $3.0 million. Financing activities in the first six months of 1999 resulted in net cash inflows due to net proceeds from borrowings of $103.1 million, partially offset by payments to minority interests of $15.3 million, payments on collateralized mortgage obligations of $8.5 million and cash dividend payments of $7.2 million.

     On February 18, 2000, the Company's mortgage banking subsidiary renewed its revolving mortgage warehouse agreement (the "Mortgage Warehouse Facility") and increased the facility from $250 million to $300 million. The Mortgage Warehouse Facility, which expires on February 18, 2003, provides for an annual fee based on the committed balance of the facility and provides for interest at either the London Interbank Offered Rate or the Federal Funds Rate plus an applicable spread on amounts borrowed. The Master Loan and Security Agreement was renewed on May 19, 2000 with an investment bank and was increased from $150 million to $250 million. The agreement, which expires on May 18, 2001, provides for a facility fee based on the $250 million maximum amount available and provides for interest to be paid monthly at the Eurodollar Rate plus an applicable spread on amounts borrowed. The amounts outstanding under the Mortgage Warehouse Facility and the Master Loan and Security Agreement are secured by a borrowing base, which includes certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under either facility. Both facilities include financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income.

     On May 10, 2000, the Company entered into a $125 million Bridge Revolving Credit Facility with various banks. The facility, which expires on April 30, 2001, provides for a quarterly fee based on the committed balance of the facility and provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. As of July 13, 2000, no amounts were outstanding under the Bridge Revolving Credit Facility.

     As of July 13, 2000, the Company had repurchased 10.5 million shares of the Company's common stock previously authorized for repurchase by the Board of Directors. On July 6, 2000, the Company's Board of Directors authorized the repurchase of an additional 4.0 million shares of the Company's common stock; none of these shares had been repurchased as of July 13, 2000.

     As of May 31, 2000 the Company had a total of $277.3 million available under its $500 million domestic unsecured revolving credit facility and $125 million Bridge Revolving Credit Facility. The Company's French unsecured financing agreements, totaling $ 191.6 million, had in the aggregate $128.4 million available at May 31, 2000. In addition, the Company's mortgage banking operations had $72.2 million available under its $300 million Mortgage Warehouse Facility and $190.5 million available under its $250 million Master Loan and Security Agreement at quarter-end. Despite executing stock repurchases of nearly $200 million, the Company has kept its leverage ratio within its target range of 45% to 55%. The Company's financial leverage, as measured by the ratio of net debt to total capital, was 54.5% at May 31, 2000 compared to 53.5% at May 31, 1999.

     The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

                                     OUTLOOK

     The Company's residential backlog as of May 31, 2000 consisted of 12,268 units, representing aggregate future revenues of approximately $2.05 billion, up 8.6% and 14.3%, respectively, from 11,296 units, representing aggregate future revenues of approximately $1.80 billion, a year earlier. Company-wide net orders for the second quarter of 2000 totaled 7,837, up 8.6% compared to the 7,219 net orders in the second quarter of 1999.

     The Company's domestic operations accounted for approximately $1.74 billion of backlog value on 10,408 units at May 31, 2000, up from $1.53 billion on 9,671 units at May 31, 1999, reflecting higher backlogs from both California and Other U.S. operations. Backlog in California increased to approximately $755.2 million on 3,063 units at May 31, 2000 from $613.5 million on 2,599 units at May 31, 1999 as net orders increased 3.5% to 2,178 in the second quarter of 2000 from 2,104 for the same quarter a year ago. Other U.S. operations also demonstrated significant year-over-year growth in backlog levels with the backlog value at May 31, 2000 increasing to approximately $983.7 million on 7,345 units from $913.5 million on 7,072 units at May 31, 1999, reflecting a 13.5% increase in Other U.S. net orders to 4,763 in the second quarter of 2000 from 4,198 in the year-earlier quarter. The average number of active communities in the Company's domestic operations for the second quarter of 2000 was 263, essentially flat with 262 for the same quarter a year ago.

     In France, the value of residential backlog at May 31, 2000 was approximately $315.2 million on 1,860 units, up from $265.3 million on 1,606 units a year earlier. The Company's net orders in France decreased by 2.0% to 896 units in the second quarter of 2000 from 914 units in the second quarter of 1999. The value of backlog associated with the Company's French commercial development activities rose to approximately $7.2 million at May 31, 2000 from $1.6 million at May 31, 1999.

     Substantially all of the homes included in residential backlog are expected to be delivered in 2000; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

     Company-wide net orders for the month of June 2000, excluding net orders from unconsolidated joint ventures, decreased 7.6% from the comparable period of 1999. During this same period, domestic net orders were down 2.9%, reflecting a 30.4% decrease in California net orders, partially offset by a 13.3% increase in net orders from Other U.S. operations. The decrease in California net orders was due, in large part, to the inclusion of certain acquired Lewis communities in 1999 which were located in areas which the Company transitioned out of in 2000 as it continued to pursue its KB2000 operational business model. In France, net orders for the first four weeks of the Company's 2000 third quarter decreased 36.0% compared with the same period a year ago.

     During the balance of 2000, the Company plans to continue to operate under its KB2000 operational business model and to strive for continued growth. The Company has leveraged the business model with additional complementary initiatives, including strategies to establish leading market positions and identify acquisition opportunities. The Company hopes to continue to increase overall unit delivery growth in future years. The Company's growth strategies include expanding existing operations to optimal market volume levels, as well as entering new markets at high volume levels, principally through acquisitions. Growth in existing markets will be driven by the Company's ability to increase the average number of active communities through the continued successful implementation of its KB2000 operational business model.

     As part of its strategy, the Company has made a commitment to pursue opportunities in the area of e-commerce under its recently formed subsidiary, e.KB, Inc. These efforts include continually improving its web site, kbhomes.com, to provide more information for consumers, utilizing its houseCALL center to support web site efforts and making strategic investments in e-commerce businesses. The Company intends to continue to focus on e-commerce initiatives to reduce supply chain costs and build longer-term relationships with its customers.

     The Company continues to focus on the asset repositioning strategy that it announced in late 1999. As part of this strategy, the Company continues to review its assets and businesses for the purpose of monetizing non-strategic or marginal positions, and has instituted even more stringent criteria for land acquisitions. Included among these initiatives is the Company's exploration of the sale of certain domestic operating divisions, which do not individually or in the aggregate comprise a material portion of the Company's business. Including the land sales completed in the second quarter, more than 50% of the land assets originally identified through the asset repositioning strategy as non-core have been sold. The sale of Kaufman and Broad Multi-Housing Group, Inc. was finalized just after the end of the second quarter of 2000 and generated net proceeds to the Company of approximately $85 million. The sale of this operation will not have a material impact on the Company's operating results. The asset repositioning initiatives are intended to increase cash flows available to reduce debt and/or repurchase additional stock, or possibly to fund future acquisitions.

     Based on its current projections, including the impact of the on-going share repurchase program, the Company expects to establish record earnings in fiscal 2000, although this goal could be materially affected by various risk factors such as changes in general economic conditions either nationally or in the regions in which the Company operates or may commence operations, job growth and employment levels, a downturn in the economy's pace, home mortgage interest rates or consumer confidence and the extent of its internal asset review, among other things. Future increases in short-term interest rates instituted by the Federal Reserve Board may give rise to further increases in mortgage interest rates, which could affect the Company's performance.

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

     (1) Election of directors for a three-year term expiring at the 2003 Annual Meeting of Stockholders:


                 Nominee                 For         Authority Withheld
             ----------------         ---------      ------------------
             Bruce Karatz             45,043,841           661,972
             Randall W. Lewis         45,044,187           661,626


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

     (2) A stockholder resolution concerning the elimination of the classification of the board of directors:

                     For                   Against             Abstain
                 ----------              ----------           ---------
                 19,482,797              20,737,962           1,895,579

     Abstentions were counted as present for purposes of voting the proposal and had the effect of a negative vote because passage of the proposal would have required the affirmative vote of a majority of shares present in person or by proxy and entitled to vote at the 2000 Annual Meeting of Stockholders.


     ITEM 5. OTHER INFORMATION

     Geographical Information

     The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three months and six months ended May 31, 2000 and 1999, together with backlog data in terms of units and value by geographical market as of May 31, 2000 and 1999.


                               Three Months Ended May 31,
                          -------------------------------------
                             Deliveries          Net Orders
                          ------------------ ------------------
    Market                 2000      1999      2000      1999
    ------                --------  -------- --------- --------
    California              1,207     1,430     2,178     2,104

    Other U.S.              3,233     3,221     4,763     4,198

    Foreign                   602       488       896       917
                           -------   ------   -------   -------
        Total               5,042     5,139     7,837     7,219
                           ======    ======   =======   =======
    Unconsolidated Joint
    Ventures                  137         -       121         -
                           ======    ======   =======   =======



                                         Six Months Ended May 31,                                     May 31,
                                 ---------------------------------------------   --------------------------------------------------
                                                                                                               Backlog - Value
                                       Deliveries              Net Orders            Backlog - Units            In Thousands
                                 --------------------    ---------------------   ----------------------    ------------------------
         Market                    2000        1999         2000        1999        2000         1999          2000         1999
         ------                  -------     --------    ---------   ---------   ----------    --------     ----------   ----------
      California                  2,335        2,629        3,519        3,676        3,063        2,599*   $  755,243   $  613,466*

      Other U.S.                  6,150        5,978        8,189        7,712        7,345        7,072*      983,704      913,523*

      Foreign                     1,122          811        1,454        1,452        1,860        1,625       315,151      270,229
                               --------     --------     --------     --------     --------     --------    ----------   ----------
          Total                   9,607        9,418       13,162       12,840       12,268       11,296*   $2,054,098   $1,797,218*
                               ========     ========     ========     ========     ========     ========    ==========   ==========
      Unconsolidated Joint
      Ventures                      260         --            236         --            195         --      $   36,660   $     --
                               ========     ========     ========     ========     ========     ========    ==========   ==========


     * Backlog amounts for 1999 have been adjusted to reflect the acquisition of Lewis Homes. Therefore, backlog amounts at November 30, 1998 combined with net order and delivery activity for the first six months of 1999 will not equal ending backlog at May 31, 1999.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits

          10.1    $125,000,000 Bridge Revolving Credit Facility, dated May 10,
                  2000.

          24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 1999 Annual Report on Form 10-K, is incorporated by reference herein.

          27      Financial Data Schedule.

          Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended May 31, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KAUFMAN AND BROAD HOME CORPORATION
                                   ------------------------------------------
                                   Registrant






Dated   July 13, 2000              /s/ BRUCE KARATZ
     --------------------          ------------------------------------------
                                   Bruce Karatz
                                   Chairman, President and Chief Executive
                                   Officer (Principal Executive Officer)







Dated   July 13, 2000              /s/ WILLIAM R. HOLLINGER
    ---------------------          ------------------------------------------
                                   William R. Hollinger
                                   Vice President and Controller
                                   (Chief Accounting Officer)

INDEX OF EXHIBITS
                                                                  Page of
                                                                Sequentially
                                                               Numbered Pages
                                                               --------------
10.1 $125,000,000 Bridge Revolving Credit Facility, dated May 10, 2000.

27      Financial Data Schedule.