Form 10-Q
period 2000-08-31
KAUFMAN & BROAD HOME CORP
filed 2000-10-13
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2000.

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

                                 Yes [X] No [ ]



INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF SEPTEMBER 30, 2000.

Common stock, par value $1.00 per share, 42,869,154 shares outstanding, including 8,786,192 shares held by the Registrant's Grantor Stock Ownership Trust and excluding 1,448,100 shares held in treasury.

                       KAUFMAN AND BROAD HOME CORPORATION
                                    FORM 10-Q
                                      INDEX


                                                                                 PAGE
                                                                               NUMBER(s)
                                                                               ---------
PART I.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             Consolidated Statements of Income -
             Nine Months and Three Months ended August 31, 2000 and 1999           3

             Consolidated Balance Sheets -
             August 31, 2000 and November 30, 1999                                 4

             Consolidated Statements of Cash Flows -
             Nine Months ended August 31, 2000 and 1999                            5

             Notes to Consolidated Financial Statements                           6-9

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       10-17


PART II.  OTHER INFORMATION

     ITEM 5. OTHER INFORMATION                                                    18

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     19


SIGNATURES                                                                        20


INDEX OF EXHIBITS                                                                 21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       KAUFMAN AND BROAD HOME CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Per Share Amounts - Unaudited)


                                                       Nine Months Ended August 31,       Three Months Ended August 31,
                                                      -----------------------------       -----------------------------
                                                         2000              1999              2000              1999
                                                      -----------       -----------       -----------       -----------
TOTAL REVENUES                                        $ 2,686,791       $ 2,613,526       $   981,024       $ 1,057,113
                                                      ===========       ===========       ===========       ===========

CONSTRUCTION:
   Revenues                                           $ 2,645,336       $ 2,570,145       $   965,374       $ 1,040,413
   Construction and land costs                         (2,149,342)       (2,085,016)         (775,106)         (836,497)
   Selling, general and administrative expenses          (328,870)         (326,636)         (114,387)         (122,713)
                                                      -----------       -----------       -----------       -----------

      Operating income                                    167,124           158,493            75,881            81,203

   Interest income                                          5,021             5,613             1,274             1,831
   Interest expense, net of amounts capitalized           (22,327)          (20,167)           (9,145)           (7,141)
   Minority interests                                     (20,941)          (21,075)           (8,417)           (8,605)
   Equity in pretax income of unconsolidated
      joint ventures                                        2,253               585               763               638
   Gain on issuance of French subsidiary stock             39,630                --                --                --
                                                      -----------       -----------       -----------       -----------

   Construction pretax income                             170,760           123,449            60,356            67,926
                                                      -----------       -----------       -----------       -----------

MORTGAGE BANKING:
   Revenues:
      Interest income                                      15,901            13,369             5,062             5,079
      Other                                                25,554            30,012            10,588            11,621
                                                      -----------       -----------       -----------       -----------

                                                           41,455            43,381            15,650            16,700

   Expenses:
      Interest                                            (14,256)          (12,109)           (4,645)           (4,543)
      General and administrative                          (11,406)           (8,924)           (4,922)           (3,147)
      Secondary marketing trading loss                         --           (18,155)               --           (18,155)
                                                      -----------       -----------       -----------       -----------

   Mortgage banking pretax income                          15,793             4,193             6,083            (9,145)
                                                      -----------       -----------       -----------       -----------

TOTAL PRETAX INCOME                                       186,553           127,642            66,439            58,781
Income taxes                                              (50,000)          (44,700)          (21,800)          (20,600)
                                                      -----------       -----------       -----------       -----------

NET INCOME                                            $   136,553       $    82,942       $    44,639       $    38,181
                                                      ===========       ===========       ===========       ===========

BASIC EARNINGS PER SHARE                              $      3.39       $      1.77       $      1.17       $       .80
                                                      ===========       ===========       ===========       ===========

DILUTED EARNINGS PER SHARE                            $      3.32       $      1.73       $      1.14       $       .78
                                                      ===========       ===========       ===========       ===========

BASIC AVERAGE SHARES OUTSTANDING                           40,240            46,838            38,267            47,911
                                                      ===========       ===========       ===========       ===========

DILUTED AVERAGE SHARES OUTSTANDING                         41,189            47,996            39,218            48,891
                                                      ===========       ===========       ===========       ===========

CASH DIVIDENDS PER COMMON SHARE                       $      .225       $      .225       $      .075       $      .075
                                                      ===========       ===========       ===========       ===========


See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)


                                                                                August 31,        November 30,
                                                                                   2000               1999
                                                                                -----------       ------------
ASSETS

CONSTRUCTION:
   Cash and cash equivalents                                                    $    31,379       $    15,576
   Trade and other receivables                                                      243,579           205,847
   Mortgages and notes receivable                                                    20,080            58,702
   Inventories                                                                    1,758,298         1,521,265
   Investments in unconsolidated joint ventures                                      23,392            21,290
   Deferred income taxes                                                             89,171            99,519
   Goodwill                                                                         194,219           205,618
   Other assets                                                                      98,935            86,259
                                                                                -----------       -----------

                                                                                  2,459,053         2,214,076
                                                                                -----------       -----------

MORTGAGE BANKING:
   Cash and cash equivalents                                                         13,813            12,791
   Receivables:
      First mortgages and mortgage-backed securities                                 41,178            47,080
      First mortgages held under commitments of sale and other receivables          312,661           386,076
   Other assets                                                                       9,405             4,212
                                                                                -----------       -----------

                                                                                    377,057           450,159
                                                                                -----------       -----------

TOTAL ASSETS                                                                    $ 2,836,110       $ 2,664,235
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
   Accounts payable                                                             $   371,756       $   328,528
   Accrued expenses and other liabilities                                           200,336           222,855
   Mortgages and notes payable                                                      993,244           813,424
                                                                                -----------       -----------

                                                                                  1,565,336         1,364,807
                                                                                -----------       -----------

MORTGAGE BANKING:
   Accounts payable and accrued expenses                                              7,760             9,711
   Notes payable                                                                    305,895           377,666
   Collateralized mortgage obligations secured by mortgage-backed
      securities                                                                     31,246            36,219
                                                                                -----------       -----------

                                                                                    344,901           423,596
                                                                                -----------       -----------
   Minority interests:
      Consolidated subsidiaries and joint ventures                                   49,963             9,499
      Company obligated mandatorily redeemable preferred securities
         of subsidiary trust holding solely debentures of the Company               189,750           189,750
                                                                                -----------       -----------

                                                                                    239,713           199,249
                                                                                -----------       -----------

Common stock                                                                         48,312            48,091
Paid-in capital                                                                     338,652           335,324
Retained earnings                                                                   527,518           376,626
Accumulated other comprehensive income                                               (8,984)           (1,584)
Grantor stock ownership trust                                                      (191,001)          (81,874)
Treasury stock, at cost                                                             (28,337)               --
                                                                                -----------       -----------

   TOTAL STOCKHOLDERS' EQUITY                                                       686,160           676,583
                                                                                -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 2,836,110       $ 2,664,235
                                                                                ===========       ===========


See accompanying notes.

                       KAUFMAN AND BROAD HOME CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)


                                                                                Nine Months Ended
                                                                                    August 31,
                                                                            -------------------------
                                                                              2000            1999
                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $ 136,553       $  82,942
   Adjustments to reconcile net income  to net cash used
      by operating activities:
         Equity in pretax income of unconsolidated joint ventures              (2,253)           (585)
         Minority interests                                                    20,941          21,075
         Gain on issuance of French subsidiary stock                          (39,630)             --
         Amortization of discounts and issuance costs                             755           1,279
         Depreciation and amortization                                         30,497          27,682
         Provision for deferred income taxes                                   10,348           5,851
         Change in:
           Receivables                                                         74,301        (145,898)
           Inventories                                                       (224,597)       (258,826)
           Accounts payable, accrued expenses and other liabilities            16,906         127,028
           Other, net                                                         (29,786)         (5,209)
                                                                            ---------       ---------

Net cash used by operating activities                                          (5,965)       (144,661)
                                                                            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                              --         (11,646)
   Investments in unconsolidated joint ventures                                   151         (13,682)
   Net sales (originations) of mortgages held for long-term investment            668          (1,860)
   Payments received on first mortgages and mortgage-backed securities          5,262          12,367
   Purchases of property and equipment, net                                   (11,632)        (15,355)
                                                                            ---------       ---------

Net cash used by investing activities                                          (5,551)        (30,176)
                                                                            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from credit agreements and other short-term borrowings         98,314         260,831
   Issuance of French subsidiary stock                                        113,118              --
   Payments on collateralized mortgage obligations                             (4,994)        (11,780)
   Payments on mortgages, land contracts and other loans                      (15,682)        (57,620)
   Payments to minority interests                                             (16,037)        (21,376)
   Payments of cash dividends                                                  (8,914)        (10,790)
   Repurchases of common stock                                               (137,464)         (8,004)
                                                                            ---------       ---------

Net cash provided by financing activities                                      28,341         151,261
                                                                            ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           16,825         (23,576)
Cash and cash equivalents at beginning of period                               28,367          63,353
                                                                            ---------       ---------

Cash and cash equivalents at end of period                                  $  45,192       $  39,777
                                                                            =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid, net of amounts capitalized                                $  28,101       $  19,577
                                                                            =========       =========
   Income taxes paid                                                        $  30,673       $  49,089
                                                                            =========       =========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Cost of inventories acquired through seller financing                    $  12,436       $  18,362
                                                                            =========       =========
     Issuance of common stock related to an acquisition                     $      --       $ 146,005
                                                                            =========       =========
     Debt assumed related to an acquisition                                 $      --       $ 303,239
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

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of August 31, 2000, the results of its consolidated operations for the nine months and three months ended August 31, 2000 and 1999, and its consolidated cash flows for the nine months ended August 31, 2000 and 1999. The results of operations for the nine months and three months ended August 31, 2000 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 1999 has been taken from the audited financial statements as of that date.


2.  Inventories

    Inventories consist of the following (in thousands):

                                                    August 31,      November 30,
                                                       2000            1999
                                                    ----------      -----------
    Homes, lots and improvements in production      $1,231,605      $1,063,505

    Land under development                             526,693         457,760
                                                    ----------      ----------

       Total inventories                            $1,758,298      $1,521,265
                                                    ==========      ==========

    The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):


                                                        Nine Months Ended            Three Months Ended
                                                            August 31,                    August 31,
                                                     -----------------------       -----------------------
                                                       2000           1999           2000           1999
                                                     --------       --------       --------       --------
    Interest incurred                                $ 68,224       $ 55,606       $ 23,834       $ 20,887

    Interest expensed                                 (22,327)       (20,167)        (9,145)        (7,141)
                                                     --------       --------       --------       --------

    Interest capitalized                               45,897         35,439         14,689         13,746

    Interest amortized                                (28,362)       (27,924)       (10,965)        (9,124)
                                                     --------       --------       --------       --------

       Net impact on consolidated pretax income      $ 17,535       $  7,515       $  3,724       $  4,622
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

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.  Earnings Per Share (continued)

    The following table presents a reconciliation of average shares outstanding (in thousands):

                                                Nine Months Ended       Three Months Ended
                                                     August 31,             August 31,
                                                ------------------      ------------------
                                                 2000        1999        2000        1999
                                                ------      ------      ------      ------
    Basic average shares outstanding            40,240      46,838      38,267      47,911
    Net effect of stock options assumed to
        be exercised                               949       1,158         951         980
                                                ------      ------      ------      ------

    Diluted average shares outstanding          41,189      47,996      39,218      48,891
                                                ======      ======      ======      ======


4.  Comprehensive Income

    Comprehensive income consists of net income and foreign currency translation adjustments and totaled $40.0 million and $41.3 million for the three months ended August 31, 2000 and 1999, respectively, and $129.2 million and $81.4 million for the nine months ended August 31, 2000 and 1999, respectively.


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


6.  Issuance of French Subsidiary Stock

    On February 7, 2000, Kaufman & Broad S.A. (KBSA), the Company's wholly owned French subsidiary issued 5,314,327 common shares (including the over allotment option) in an initial public offering. The offering was made in France and elsewhere in Europe and was priced at 23 euros per share. KBSA is now listed on the Premier Marche of the ParisBourse. The offering generated total net proceeds of $113.1 million of which $82.9 million was used by the Company to reduce its domestic debt and repurchase additional shares of its common stock. The remainder of the proceeds was used to fund internal and external growth of KBSA. The Company recognized a gain of $39.6 million, or $.97 per diluted share as a result of the offering. The Company continues to own a majority interest in KBSA and will continue to consolidate these operations in its financial statements.


7.  Stock Repurchase Plan

    During the nine months ended August 31, 2000, the Company repurchased 6.7 million shares of its common stock at a total cost of $137.5 million under its common stock repurchase program. On September 21, 2000, the Company repurchased 4.0 million shares of common stock which it had issued in the January 1999 acquisition of Lewis Homes, thereby completing the purchase of all the 14.5 million shares of common stock previously authorized for repurchase by the Company's Board of Directors. The Lewis shareholders continue to own approximately 3.9 million shares of the Company's common stock.

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

    On October 6, 2000, the Company entered into $725 million in new unsecured credit facilities, consisting of a $564.0 million four-year committed revolving credit facility, and a $161.0 million five-year term loan, which replaced its Bridge Revolving Credit Facility, Domestic Unsecured Revolving Credit Facility and Term Loan Agreement. These new facilities can be expanded up to an aggregate total of $900 million through additional bank lending commitments. Interest on each of the new unsecured credit facilities will be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The financial covenants and restrictions on the new unsecured credit facilities are substantially the same as those under the facilities that were replaced.

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

    The 7,886,686 shares of Company common stock issued in the Lewis Homes acquisition were "restricted" shares and could not be resold without a registration statement or compliance with Securities and Exchange Commission regulations that limit the number of shares that may be resold in a given period. The Company originally agreed to file a registration statement for
    6.0 million of those shares in three increments at the Lewis holders' request from July 1, 2000 to July 1, 2002. On September 21, 2000, the Company repurchased 4.0 million of the shares issued in the Lewis Homes acquisition from the Lewis holders at a price of $26.00 per share. In connection with the repurchase, the Lewis holders' registration rights for the first two increments was extinguished; however, they have a continuing right to request the registration of 2.0 million shares between January 1, 2002 and July 1, 2002. The Lewis holders currently continue to own 3,886,686 shares of the Company's common stock.

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

                       KAUFMAN AND BROAD HOME CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.  Acquisition (continued)

                                                               Nine Months Ended
                                                               -----------------
                                                                  August 31,
                                                                     1999
                                                               -----------------
    Total revenues                                                $2,696,478

    Total pretax income                                              132,157

    Net income                                                        85,857

    Basic earnings per share                                            1.79

    Diluted earnings per share                                          1.75

10. Reclassifications

    Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2000 presentation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

   OVERVIEW

   Total revenues for the three months ended August 31, 2000 decreased $76.1 million, or 7.2%, to $981.0 million from $1.06 billion for the three months ended August 31, 1999. For the nine months ended August 31, 2000, total revenues increased $73.3 million, or 2.8%, to $2.69 billion from $2.61 billion in the year-earlier period. The decrease in total revenues for the three month period of 2000 compared to 1999 was primarily due to lower housing and land sale revenues. For the nine months ended August 31, 2000, total revenues increased due to higher year to date housing and land sale revenues. Net income for the third quarter of 2000 totaled $44.6 million, or $1.14 per diluted share. This compared favorably with third quarter 1999 net income of $38.2 million or $.78 per diluted share, which included a pretax secondary marketing trading loss of $18.2 million in August 1999 related to the Company's mortgage banking subsidiary. Excluding the impact of the trading loss, net income for the third quarter of 1999 was $50.0 million and diluted earnings per share were $1.02. For the nine months ended August 31, 2000, net income increased to $136.6 million or $3.32 per diluted share from $82.9 million or $1.73 per diluted share for the nine months ended August 31, 1999. Results for the first nine months of 2000 included a one-time gain of $39.6 million, or $.97 per diluted share, on the issuance of stock by the Company's French subsidiary (the French IPO gain) in an initial public offering in February 2000. Excluding the French IPO gain, diluted earnings per share for the nine months ended August 31, 2000 totaled $2.35 per share, up 35.8% compared with the nine month period of 1999. The increase in diluted earnings per share in the three month period was principally driven by an improvement in selling, general and administrative expenses as a percentage of revenues, a lower effective income tax rate and a 19.8% reduction in the average number of diluted shares outstanding due to the Company's share repurchase program. Earnings per share rose in the first nine months of 2000 due to an improved housing gross margin, a lower effective income tax rate and a 14.2% reduction in the average number of diluted shares outstanding. Mortgage banking pretax income for the three months and nine months ended August 31, 2000 (excluding the trading loss) decreased 32.5% and 29.3%, respectively, from the year ago periods. These decreases were primarily due to lower housing unit volume, the impact of recent market interest rate increases, including a shift in product mix toward more variable rate loans, as well as lower retention and the intensely competitive mortgage banking environment, and transition costs related to the consolidation of the Company's mortgage banking operations.

   CONSTRUCTION

   Revenues decreased by $75.0 million, or 7.2%, to $965.4 million in the third quarter of 2000 from $1.04 billion in the third quarter of 1999 due to a decrease in housing and land sale revenues. Housing revenues for the period decreased by 5.9%, or $60.3 million, to $959.7 million from $1.02 billion in the year-earlier period as a result of a 6.4% decrease in unit deliveries. Housing revenues in the United States decreased 2.5% to $845.2 million on 4,984 unit deliveries in the third quarter of 2000 from $866.8 million on 5,155 units in the corresponding quarter of 1999 as lower housing revenues from California operations were only partially offset by increases in Other U.S operations.

   Housing revenues of $369.2 million from California operations for the third quarter of 2000 were down 9.0% from $405.6 million in the year-earlier period mainly due to unit deliveries decreasing 11.4% to 1,444 units from 1,629 units in the third quarter of 1999. The decrease in California deliveries resulted from three primary factors. First, the prior year's quarter included the Company's sell-through of certain acquired Lewis communities which were located in areas that did not fit into the Company's overall KB2000 operating strategy and were not replaced. Also, there was a temporary lag in deliveries associated with the reduction of overlapping communities in the Company's core California markets. Second, there have been fewer new community openings in Northern California in 2000, with only 13 new communities opening in the first nine months compared to 33 openings in the same period of 1999. Third, the strength of the Company's Other U.S. operations, which generally offer lower risk for less investment in land, has resulted in more stringent criteria guiding the Company's land investment decisions and has caused the Company to be more selective in its land investments in California. While these factors are expected to continue to negatively impact deliveries in the fourth quarter of 2000, the Company anticipates this trend to reverse with favorable year-over-year comparisons in 2001.

   Housing revenues from Other U.S. operations totaled $476.0 million for the three months ended August 31, 2000 compared to $461.2 million in the same period a year ago, an increase of 3.2%. Other U.S. deliveries of

   3,540 units in the third quarter of 2000 were nearly unchanged from the 3,526 units in the third quarter of 1999 as the average number of active communities in the Company's Other U.S. operations also remained essentially flat at 179 compared to 178. Revenues from French housing operations during the three months ended August 31, 2000 decreased to $114.6 million on 726 units from $151.9 million on 944 units in the year-earlier period primarily due to increased demand in the prior year as potential homebuyers were seeking to benefit from a favorable French tax law that expired in August 1999.

   During the third quarter of 2000, the Company's overall average selling price was $168,100, nearly flat when compared to $167,100 in the same quarter a year ago. The Company's domestic average selling price rose to $169,600 in the third quarter of 2000 from $168,100 in the same period of 1999. For the three months ended August 31, 2000, the average selling price in the Company's California operations increased 2.7% to $255,700 from $249,000 for the same period a year ago and the average selling price in Other U.S. operations rose 2.8% to $134,500 from $130,800. The California average selling price increased only moderately due to the lower proportion of higher-priced Northern California deliveries in the third quarter of 2000, as a greater proportion of deliveries were generated from Southern California operations. In France, the average selling price in the third quarter of 2000 decreased 1.9% to $157,800 from $160,900 in the year-earlier quarter primarily due to a weakening in the French franc and an increase in the proportion of deliveries generated from condominiums, which are typically priced below single-family homes.

   Revenues from land sales totaled $5.6 million in the third quarter of 2000 compared to $19.9 million in the third quarter of 1999. As of the end of the third quarter of 2000, the Company had completed the majority of land sales planned in connection with its asset repositioning program; however, it is expected that further land sales in connection with the asset repositioning program will occur in the fourth quarter.

   For the first nine months of 2000, construction revenues increased by $75.2 million, or 2.9%, to $2.65 billion, from $2.57 billion for the same period a year ago as a result of higher housing and land sale revenues. Housing revenues totaled $2.57 billion on 15,317 units in the first nine months of 2000 compared to $2.54 billion on 15,521 units for the same period a year ago. Housing operations in the United States produced revenues of $2.27 billion on 13,469 units in the first nine months of 2000 and $2.26 billion on 13,762 units in the comparable period of 1999. During the first nine months of 2000, California housing revenues decreased 7.0% to $961.4 million from $1.03 billion in the first nine months of 1999, reflecting an 11.3% decrease in unit deliveries during the period. Housing revenues from Other U.S. operations increased 6.8% to $1.31 billion in the first nine months of 2000 from $1.22 billion in the prior year's period as unit deliveries in the region rose 2.0%. Deliveries in California decreased to 3,779 units for the first nine months of 2000 from 4,258 for the first nine months of 1999, while deliveries from Other U.S. operations increased to 9,690 units from 9,504 units during the same period. French housing revenues totaled $298.0 million on 1,844 units in the first nine months of 2000 compared to $283.3 million on 1,745 units in the corresponding period of 1999.

   The Company-wide average new home price increased 2.3% to $167,600 in the first nine months of 2000 from $163,900 in the year-earlier period. For the first nine months of 2000, the average selling price in California increased 4.8% to $254,400 from $242,700 for the first nine months of 1999 and the average selling price in Other U.S. operations rose 4.7% to $134,800 from $128,800. These increases occurred as a result of selected increases in sales prices in certain markets. In France, the average selling price for the nine month period decreased slightly to $161,600 in 2000 compared to $162,400 in 1999.

   Company-wide revenues from land sales increased to $78.2 million in the first nine months of 2000 from $24.9 million in the first nine months of 1999. The significant increase in land sales for the nine months ended August 31, 2000 resulted from the Company's asset repositioning strategy, adopted in late 1999, which includes the identification and sale of non-core assets.

   Operating income decreased by $5.3 million to $75.9 million in the third quarter of 2000 from $81.2 million in the third quarter of 1999 as lower gross profits were partially offset by improvement in selling, general and administrative expenses. However, the construction operating income margin in the third quarter of 2000 was 7.9%, up .1 percentage point from 7.8% in the year-earlier quarter. Gross profits decreased by $13.6 million, or 6.7%, to $190.3 million in the third quarter of 2000 from $203.9 million in the prior year's period. During this same period, housing gross profits decreased by $14.4 million to $190.0 million from $204.4 million. The housing gross margin decreased to 19.8% in the third quarter of 2000 from 20.0% in the year-earlier quarter but continued an upward trend from 18.9% and 19.1% in the first and second quarters of 2000, respectively. Land sales generated essentially break-even results in the third quarters of both 2000 and 1999.

   Selling, general and administrative expenses decreased 6.8% to $114.4 million in the three month period ended August 31, 2000 from $122.7 million in the same period a year ago. As a percentage of housing revenues, selling, general and administrative expenses were 11.9% in the third quarter of 2000 compared to 12.0% in the same period a year ago. The slightly improved ratio in 2000 resulted from the cost savings generated from the Company's cost containment initiatives, which more than offset transitional costs associated with the consolidation of the Company's homebuilding accounting functions into two regional office locations. This consolidation effort is expected to be completed in the fourth quarter of 2000.

   For the first nine months of 2000, operating income increased by $8.6 million to $167.1 million from $158.5 million in the corresponding period of 1999 as higher gross profits were partially offset by a slight increase in selling, general and administrative expenses. Construction operating income margin for the nine months ended August 31, 2000 was 6.3%, up from 6.2% in the same period of 1999. Gross profits increased by $10.9 million, or 2.2%, to $496.0 million in the first nine months of 2000 from $485.1 million in the first nine months of 1999. During this same period, housing gross margin increased to 19.3% from 19.1%. The increase in the Company's housing gross margin for the nine months ended August 31, 2000 resulted primarily from the improved pricing environment in the latter part of 1999 as well as the reduced impact related to purchase accounting associated with the 1999 acquisition of Lewis Homes. Company-wide land sales generated essentially break-even results for the first nine months of both 2000 and 1999.

   Selling, general and administrative expenses rose by $2.3 million to $328.9 million for the first nine months of 2000 from $326.6 million for the same period of 1999. As a percentage of housing revenues, selling, general and administrative expenses remained steady at 12.8% for the nine months ended August 31, 2000 and 1999.

   Interest income totaled $1.3 million in the third quarter of 2000 compared to $1.8 million in the third quarter of 1999. For the first nine months, interest income totaled $5.0 million in 2000 and $5.6 million in 1999. The slight decline in interest income in the third quarter and first nine months of 2000 reflected a decrease in the interest bearing average balances of short-term investments and mortgages receivable compared to the same periods a year ago.

   Interest expense (net of amounts capitalized) increased by $2.0 million to $9.1 million in the third quarter of 2000 from $7.1 million in the third quarter of 1999. For the nine months ended August 31, 2000, interest expense increased by $2.1 million to $22.3 million from $20.2 million for the nine months ended August 31, 1999. Gross interest incurred in the three months and nine months ended August 31, 2000 was higher than that incurred in the corresponding year-ago periods by $2.9 million and $12.6 million, respectively, reflecting an increase in average indebtedness. The percentage of interest capitalized during the three months ended August 31, 2000 and 1999 was 61.6% and 65.8%, respectively. For the nine month periods ended August 31, this percentage was 67.3% in 2000 and 63.7% in 1999. The amount of interest capitalized as a percentage of gross interest incurred and distributions associated with the Company's outstanding Feline Prides was 53.2% and 57.7% for the three months and nine months ended August 31, 2000, respectively and 55.7% and 52.9% for the three months and nine months ended August 31, 1999, respectively.

   Minority interests totaled $8.4 million in the third quarter of 2000 and $8.6 million in the third quarter of 1999. For the first nine months of 2000, minority interests totaled $20.9 million compared to $21.1 million for the first nine months of 1999. Minority interests for the three months and nine months ended August 31, 2000 are comprised of two major components: pretax income of consolidated subsidiaries and joint ventures related to residential and commercial activities and distributions associated with the Company's Feline Prides. Minority interests for the third quarter and first nine months of 2000 include the impact of the French IPO.

   Equity in pretax income of unconsolidated joint ventures in the third quarter of 2000 totaled $.8 million compared to $.6 million recorded in the third quarter of 1999. The Company's joint ventures generated combined revenues of $24.2 million during the three months ended August 31, 2000 compared with no revenues recorded in the corresponding period of 1999. For the first nine months of 2000, the Company's equity in pretax income of unconsolidated joint ventures totaled $2.3 million compared to $.6 million for the same period of 1999. Combined revenues from these joint ventures totaled $87.8 million in the first nine months of 2000 and $.7 million in the first nine months of 1999. Revenues from unconsolidated joint ventures increased in the three months and nine months ended August 31, 2000 primarily due to the inclusion of a new domestic joint venture in 2000. All of the joint venture revenues in the 2000 and 1999 periods were generated from residential properties.

   Gain on issuance of French subsidiary stock totaled $39.6 million in the first nine months of 2000. This one-time gain resulted from the issuance of 5,314,327 common shares (including the over allotment option) by KBSA, the Company's wholly owned French subsidiary, in an initial public offering in the first quarter of 2000. The offering was made in France and elsewhere in Europe and was priced at 23 euros per share. KBSA is now listed on the Premiere Marche of the ParisBourse. The offering generated total net proceeds of $113.1 million of which $82.9 million was used by the Company to reduce its domestic debt and repurchase additional shares of its common stock. The remainder of the proceeds was used to fund internal and external growth of KBSA. The Company continues to own a majority interest in KBSA and will continue to consolidate these operations in its financial statements.


   MORTGAGE BANKING

   Interest income and interest expense in the third quarter of 2000 were essentially flat compared to the same quarter a year ago. For the first nine months of 2000, interest income from mortgage banking activities rose by $2.5 million and related interest expense increased by $2.1 million from the same period of 1999. Interest income for the first nine months of 2000 increased due to the higher balance of first mortgages held under commitments of sale and other receivables outstanding during the period. The increase in interest expense resulted from the higher balance of notes payable outstanding during the first nine months of 2000 compared to the same period of 1999.

   Other mortgage banking revenues decreased by $1.0 million to $10.6 million in the third quarter of 2000 from $11.6 million in the prior year's third quarter. For the first nine months of 2000, other mortgage banking revenues totaled $25.6 million, a decrease of $4.4 million from $30.0 million in the first nine months of 1999. These decreases were primarily the result of lower gains on the sale of mortgages and servicing rights due to lower unit delivery volume as well as factors resulting from the impact of interest rate increases, including a shift in product mix toward more variable rate loans, lower retention and the intensely competitive mortgage banking environment.

   General and administrative expenses associated with mortgage banking activities increased by $1.8 million to $4.9 million in the third quarter of 2000 from $3.1 million for the same period a year ago. For the nine month period, these expenses totaled $11.4 million in 2000 and $8.9 million in 1999. General and administrative expenses for the Company's mortgage banking subsidiary increased in 2000 due to expansion of the operations.


   INCOME TAXES

   Income tax expense totaled $21.8 million and $20.6 million in the third quarter of 2000 and 1999, respectively. For the first nine months of 2000, income tax expense totaled $50.0 million compared to $44.7 million in the same period of 1999. The income tax amounts represented effective income tax rates of approximately 34% in both the three months and nine months ended August 31 (excluding the gain on issuance of French subsidiary stock) and 35% in both periods of 1999. The Company's effective tax rate declined by 1.0 percentage point in 2000 as a result of greater utilization of tax credits.

                         LIQUIDITY AND CAPITAL RESOURCES

   The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. For the nine months ended August 31, 2000, net cash provided by operating, investing and financing activities totaled $16.8 million compared to $23.6 million used in the nine months ended August 31, 1999.

   Operating activities used $6.0 million of cash during the first nine months of 2000 compared to $144.7 million used during the same period of 1999. The Company's uses of operating cash in the first nine months of 2000 included investments in inventories of $224.6 million (excluding $12.4 million of inventories acquired through seller financing), a gain on the issuance of French subsidiary stock of $39.6 million and other operating uses of $29.8 million. Partially offsetting these uses was cash provided from nine months' earnings of $136.6 million, a decrease in receivables of $74.3 million, an increase in accounts payable, accrued expenses and other liabilities of $16.9 million and various noncash items deducted from net income.

   Operating activities for the first nine months of 1999 used cash to fund an investment of $258.8 million in inventories (excluding the effect of acquisitions and $18.4 million of inventories acquired through seller financing) and an increase of $145.9 million in receivables. Sources of operating cash in the first nine months of 1999 included nine months' earnings of $82.9 million, an increase in accounts payable, accrued expenses and other liabilities of $127.0 million and various noncash items deducted from net income.

   Investing activities used $5.5 million of cash in the first nine months of 2000 compared to $30.2 million used in the year-earlier period. In the first nine months of 2000, cash was used for net purchases of property and equipment of $11.6 million. Partially offsetting this use were proceeds of $5.2 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral, sales of mortgages held for long-term investment of $.7 million and investments in unconsolidated joint ventures of $.2 million. In the first nine months of 1999, cash of $11.6 million, net of cash acquired, was used for acquisitions, $15.4 million was used for net purchases of property and equipment, $13.7 million was used for distributions related to investments in unconsolidated joint ventures and $1.9 million was used for originations of mortgages held for long-term investment. Partially offsetting these uses was $12.4 million of proceeds received from mortgage-backed securities.

   Financing activities in the first nine months of 2000 provided $28.3 million of cash compared to $151.3 million provided in the first nine months of 1999. In the first nine months of 2000, cash was provided from proceeds from the issuance of French subsidiary stock of $113.1 million and net proceeds from borrowings of $82.6 million. Partially offsetting these sources were payments for repurchases of common stock of $137.5 million, payments to minority interests of $16.0 million, cash dividend payments of $8.9 million and payments on collateralized mortgage obligations of $5.0 million. Financing activities in the first nine months of 1999 resulted in net cash inflows due to net proceeds from borrowings of $203.2 million, partially offset by payments to minority interests of $21.3 million, payments on collateralized mortgage obligations of $11.8 million, cash dividend payments of $10.8 million and repurchases of common stock of $8.0 million.

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

   On October 6, 2000, the Company entered into $725 million in new unsecured credit facilities, consisting of a $564.0 million four-year committed revolving credit facility and a $161.0 million five-year term loan, which replaced its Bridge Revolving Credit Facility, Domestic Unsecured Revolving Credit Facility and Term Loan Agreement. These new facilities can be expanded up to an aggregate total of $900 million through additional bank lending commitments. Interest on each of the new unsecured credit facilities will be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The financial covenants and restrictions on the new unsecured credit facilities are substantially the same as those under the facilities that were replaced.

   In June 2000, the Company finalized the sale of Kaufman and Broad Multi-Housing Group, Inc., a transaction which generated net proceeds to the Company of approximately $85 million. The sale of this operation did not have a material impact on the Company's operating results.

   During the nine months ended August 31, 2000, the Company repurchased 6.7 million shares of its common stock at a total cost of $137.5 million under its common stock repurchase program. On September 21, 2000, the Company repurchased 4.0 million shares of common stock which it had issued in the January 1999 acquisition of Lewis Homes, thereby completing the purchase of all the 14.5 million shares of common stock previously authorized for repurchase by the Company's Board of Directors. The Lewis shareholders continue to own approximately 3.9 million shares of the Company's common stock.

   As of August 31, 2000 the Company had a total of $324.4 million available under its existing committed revolving credit facilities. On October 6, 2000, these facilities were replaced by $725 million in new unsecured credit facilities. The Company's French unsecured financing agreements, totaling $184.5 million, had in the aggregate $89.7 million available at August 31, 2000. In addition, the Company's mortgage banking operations had $57.1 million available under its $300 million Mortgage Warehouse Facility and $187.0 million available under its $250 million Master Loan and Security Agreement at quarter-end. Despite executing stock repurchases of approximately $219 million since August 1999, the Company has kept its leverage ratio within its target range of 45% to 55%. The Company's financial leverage, as measured by the ratio of net debt to total capital, was 53.1% at August 31, 2000 compared to 53.4% at August 31, 1999.

   The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

                                     OUTLOOK

   The Company's residential backlog as of August 31, 2000 consisted of 12,115 units, representing aggregate future revenues of approximately $2.03 billion, up 12.1% and 16.2%, respectively, from 10,809 units, representing aggregate future revenues of approximately $1.75 billion, a year earlier. Company-wide net orders for the third quarter of 2000 totaled 5,357 compared to 5,347 net orders in the third quarter of 1999. The Company's backlog ratio (defined as the ratio of beginning backlog to deliveries in the succeeding quarter) at the end of the third quarter of 2000 was approximately 214.9% compared with 189.5% a year earlier. The quarter-end backlog ratio exceeded management's target of 200.0% for the first time in the Company's history.

   The Company's domestic operations accounted for approximately $1.72 billion of backlog value on 10,217 units at August 31, 2000, up from $1.51 billion on 9,353 units at August 31, 1999, reflecting higher backlogs from both California and Other U.S. operations. Backlog in California increased to approximately $737.9 million on 2,920 units at August 31, 2000 from $631.8 million on 2,630 units at August 31, 1999 despite net orders decreasing 21.6% to 1,301 in the third quarter of 2000 from 1,660 for the same quarter a year ago. Other U.S. operations also demonstrated significant year-over-year growth in backlog levels with the backlog value at August 31, 2000 increasing to approximately $985.1 million on 7,297 units from $882.5 million on 6,723 units at August 31, 1999. Other U.S. net orders rose 9.9% to 3,492 in the third quarter of 2000 from 3,177 in the year-earlier quarter. The average number of active communities in the Company's domestic operations for the third quarter of 2000 was 270, essentially flat when compared to 267 for the same quarter a year ago.

   In France, the value of residential backlog at August 31, 2000 was approximately $310.0 million on 1,897 units, up from $231.0 million on 1,442 units a year earlier. The Company's net orders in France increased by 10.2% to 563 units in the third quarter of 2000 from 511 units in the third quarter of 1999. The value of backlog associated with the Company's French commercial development activities rose to approximately $7.0 million at August 31, 2000 from approximately $1.4 million at August 31, 1999.

   Substantially all of the homes included in residential backlog are expected to be delivered; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

   Company-wide net orders for the month of September 2000, including net orders from unconsolidated joint ventures, totaled 1,535, up 10.0% from the 1,395 net orders received in the comparable period of 1999. During this same period, domestic net orders were up 10.9%, reflecting a 3.0% increase in California and a 15.0% increase in Other U.S. net orders. In France, net orders for the month of September 2000 increased 1.5% compared to the same period a year ago.

   The Company expects its KB2000 operational business model to continue to drive strong performance in the remainder of 2000 and into 2001. The strength of the Company's backlog at the end of the third quarter of

   2000, which was approximately $283.3 million higher than the backlog at the end of the third quarter of 1999, should enable it to achieve its year 2000 delivery goals. Since the first quarter of 2000, the Company has experienced improvement in its housing gross margin in each succeeding quarter, a trend it largely attributes to its KB2000 operational business model. For the fourth quarter of 2000, the Company expects its housing gross margin to continue to improve when compared to the third quarter of 2000 and the fourth quarter of 1999. The combined effects of anticipated improvement in housing gross margin and the selling, general and administrative expense ratio together with a lower tax rate and fewer shares outstanding are expected to result in record earnings per share for the Company in the fourth quarter of 2000.

   While continuing to operate under the disciplines of the KB2000 operational business model, the Company has leveraged the business model with additional complementary initiatives, including strategies to establish leading market positions and identify acquisition opportunities. The Company hopes to continue to increase overall unit delivery growth in future years. The Company's growth strategies include expanding existing operations to optimal market volume levels, and considering entry into new geographic markets through acquisitions. Growth in the Company's existing markets will be driven by the Company's ability to increase the average number of active communities through the continued successful implementation of its KB2000 operational business model.

   As part of its strategy, the Company has made a commitment to pursue opportunities in the area of e-commerce under its recently formed subsidiary, e.KB, Inc. These efforts include continually improving its web site, kbhomes.com, to provide more information for consumers, utilizing its houseCALL center to support web site efforts and making strategic investments in related e-commerce businesses. The Company intends to continue to focus on e-commerce initiatives with the hope of reducing supply chain costs, building longer-term relationships with its customers and bringing new technology to its customers.

   In August 2000, the Company announced that it had formed American CityVista, a joint venture with Henry Cisneros, former president of Univision Communications and former Secretary of the U.S. Department of Housing and Urban Development, who now is also a director of the Company. American CityVista will develop distinctive communities in urban areas where new residential development has not occurred in recent years. American CityVista, working with the Company, will identify sites, plan neighborhoods, acquire and develop land, build homes and market them as competitively-priced "villages within cities" that are wired for technology and designed to honor local tastes and traditions.

   The Company continues to focus on the asset repositioning strategy that it announced in late 1999. As part of this strategy, the Company continues to review its assets and businesses for the purpose of monetizing non-strategic or marginal positions, and has instituted even more stringent criteria for land acquisitions. The Company's asset repositioning activities during 2000 have included the partial IPO of its French subsidiary, the sale of Kaufman and Broad Multi-Housing Group, Inc., and various land sales. As of the end of the third quarter of 2000, a majority of the land assets originally identified through the asset repositioning strategy as non-core have been sold; however, it is expected that further land sales in connection with the asset repositioning program will occur in the fourth quarter. The asset repositioning initiatives are intended to increase cash flows available to reduce debt and/or repurchase additional stock, or possibly to fund future acquisitions.

   Based on its current projections, which includes the impact of the Company's share repurchase program, the Company expects to establish record earnings per share in fiscal 2000, although this goal could be materially affected by various risk factors, such as changes in general economic conditions either nationally or in the regions in which the Company operates, job growth and employment levels, a downturn in the economy's pace, home mortgage interest rates and consumer confidence, among other things. Future increases in short-term interest rates instituted by the Federal Reserve Board may give rise to further increases in mortgage interest rates, which could affect the Company's performance.

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

PART II.  OTHER INFORMATION

   ITEM 5.  OTHER INFORMATION

   Geographical Information

   The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three months and nine months ended August 31, 2000 and 1999, together with backlog data in terms of units and value by geographical market as of August 31, 2000 and 1999.

                             Three Months Ended August 31,
                       ------------------------------------------
                           Deliveries              Net Orders
                       ------------------      ------------------
   Market               2000        1999        2000        1999
   ------              ------      ------      ------      ------
   California           1,444       1,629       1,301       1,660

   Other U.S.           3,540       3,526       3,492       3,177

   Foreign                726         948         564         510
                       ------      ------      ------      ------

       Total            5,710       6,103       5,357       5,347
                       ======      ======      ======      ======
   Unconsolidated
   Joint Ventures         102          --         102          --
                       ======      ======      ======      ======


                                Nine Months Ended August 31,                                 August 31,
                    -------------------------------------------------   ----------------------------------------------------
                                                                                                        Backlog - Value
                           Deliveries                Net Orders              Backlog - Units              In Thousands
                    -----------------------   -----------------------   ------------------------    ------------------------
   Market              2000         1999         2000         1999         2000          1999          2000          1999
                    ----------   ----------   ----------   ----------   ----------    ----------    ----------    ----------
   California            3,779        4,258        4,820        5,336        2,920         2,630*   $  737,912    $  631,823*

   Other U.S.            9,690        9,504       11,681       10,889        7,297         6,723*      985,091       882,538*

   Foreign               1,848        1,759        2,018        1,962        1,898*        1,456*      310,240*      235,544*
                    ----------   ----------   ----------   ----------   ----------    ----------    ----------    ----------

       Total            15,317       15,521       18,519       18,187       12,115*       10,809*   $2,033,243*   $1,749,905*
                    ==========   ==========   ==========   ==========   ==========    ==========    ==========    ==========
   Unconsolidated
   Joint Ventures          362           --          338           --          195            --    $   35,880    $       --
                    ==========   ==========   ==========   ==========   ==========    ==========    ==========    ==========


   * Backlog amounts for 2000 have been adjusted to reflect the acquisition of two France-based builders. Therefore, backlog amounts at November 30, 1999 combined with net order and delivery activity for the first nine months of 2000 will not equal ending backlog at August 31, 2000. Similarly, backlog amounts for 1999 were adjusted to reflect the acquisition of Lewis Homes and a France-based builder.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   Exhibits
   --------
   24     The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 1999 Annual Report on Form 10-K, is incorporated by reference herein.

   27     Financial Data Schedule.

   Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended August 31, 2000.

   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KAUFMAN AND BROAD HOME CORPORATION
                                          --------------------------------------
                                          Registrant



   Dated       October 13, 2000           /s/ BRUCE KARATZ
            -----------------------       --------------------------------------
                                          Bruce Karatz
                                          Chairman, President and Chief
                                          Executive Officer
                                          (Principal Executive Officer)



   Dated       October 13, 2000           /s/ WILLIAM R. HOLLINGER
            -----------------------       --------------------------------------
                                          William R. Hollinger
                                          Vice President and Controller
                                          (Chief Accounting Officer)

                                                                    Page of
                                                                  Sequentially
   INDEX OF EXHIBITS                                             Numbered Pages
                                                                ----------------
   27     Financial Data Schedule.