Form 10-K405
period 2000-11-30
KB HOME
filed 2001-02-28
CIK 795266

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

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2000

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ---------- TO ----------.

                           COMMISSION FILE NO. 1-9195

                                    KB HOME
                 (FORMERLY KAUFMAN AND BROAD HOME CORPORATION)
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

                                                                                  NAME OF EACH EXCHANGE
                            TITLE OF EACH CLASS                                    ON WHICH REGISTERED
COMMON STOCK (PAR VALUE $1.00 PER SHARE)                                         NEW YORK STOCK EXCHANGE
RIGHTS TO PURCHASE SERIES A PARTICIPATING CUMULATIVE PREFERRED STOCK             NEW YORK STOCK EXCHANGE
INCOME PRIDES                                                                    NEW YORK STOCK EXCHANGE
GROWTH PRIDES                                                                    NEW YORK STOCK EXCHANGE
9 3/8% SENIOR SUBORDINATED NOTES DUE 2003                                        NEW YORK STOCK EXCHANGE
7 3/4% SENIOR NOTES DUE 2004                                                     NEW YORK STOCK EXCHANGE
9 5/8% SENIOR SUBORDINATED NOTES DUE 2006                                        NEW YORK STOCK EXCHANGE
9 1/2% SENIOR SUBORDINATED NOTES DUE 2011                                        NEW YORK STOCK EXCHANGE

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

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE COMPANY ON FEBRUARY 14, 2001 WAS $1,383,860,269, INCLUDING 8,774,612 SHARES HELD BY THE REGISTRANT'S GRANTOR STOCK OWNERSHIP TRUST AND EXCLUDING 1,535,224 SHARES HELD IN TREASURY.

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK ON FEBRUARY 14, 2001 WAS AS FOLLOWS:

     Common Stock (par value $1.00 per share) 43,973,952 shares, including 8,774,612 shares held by the Registrant's Grantor Stock Ownership Trust and excluding 1,535,224 shares held in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE

  2000 Annual Report to Stockholders (incorporated into Part II).

  Notice of 2001 Annual Meeting of Stockholders and Proxy Statement (incorporated into Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Company is one of the largest homebuilder in the United States based on the number of homes delivered. The Company builds single-family homes with domestic operations in six western states, and has international operations in France. On January 17, 2001, the Company announced it changed its name from Kaufman and Broad Home Corporation to KB Home. Founded in 1957, the Company builds innovatively designed homes which cater primarily to first-time and first move-up homebuyers, generally in medium-sized developments close to major metropolitan areas. Internationally, the Company's majority-owned subsidiary, Kaufman & Broad S.A. ("KBSA"), builds single family homes, high density residential properties such as condominium complexes and commercial projects in France. KBSA is among the largest builders in France based on the number of homes delivered. The Company provides mortgage banking services to domestic homebuyers through its wholly owned subsidiary, Kaufman and Broad Mortgage Company ("KBMC").

     The Company is a Delaware corporation and maintains its principal executive offices at 10990 Wilshire Boulevard, Los Angeles, California 90024. The Company's telephone number is (310) 231-4000 and its Internet address is www.kbhome.com. As used herein, the term "Company" refers to KB Home and its subsidiaries, unless the context indicates otherwise.

MARKETS

     The Company delivered 22,392 units in 2000 (excluding 455 deliveries from certain unconsolidated joint ventures). The Company's unit deliveries for the year ended November 30, 2000 were virtually flat compared with the previous year's 22,422 units (excluding 38 deliveries from certain unconsolidated joint ventures). During 2000, the average number of active communities operated by the Company was 321, an increase of 2% over 1999. The average selling price of the Company's homes was $168,300 in 2000, up 1% from 1999.

     Since 1997, the Company has nearly doubled its annual unit deliveries and more than doubled its unit backlog. The Company hopes to continue to increase unit deliveries in future years, with its current primary growth strategies to expand existing operations to optimal market volume levels, while entering new markets at high volume levels through acquisitions. The Company's growth could be materially affected by various risk factors such as changes in general economic conditions either nationally or in regions in which the Company operates or may commence operations, job growth and employment levels, home mortgage interest rates or consumer confidence, among other things. Nevertheless, the Company hopes to continue to grow its business in 2001. In recent years, in addition to growing its existing businesses, the Company has been active in completing acquisitions. During 2000, the Company's French subsidiary purchased four homebuilders with operations in Paris, Lille, Toulouse and Montpellier, France. In January 1999, the Company completed its purchase of substantially all of the homebuilding assets of the Lewis Homes group of companies ("Lewis Homes"). Prior to the acquisition, Lewis Homes was one of the largest privately held single-family homebuilders in the United States based on units delivered. Lewis Homes' principal markets were Las Vegas and Northern Nevada, Southern California and the greater Sacramento area in Northern California. The Company also acquired the remaining minority interest in Houston-based General Homes Corporation ("General Homes") in January 1999. (The Company had acquired a majority interest in General Homes in August 1998). In August 1999, KBSA completed the acquisition of the outstanding shares of Park, a French apartment builder.

     During the late 1990's as a result of both organic growth and acquisitions, the Company's homebuilding operations became more geographically diverse. This diversity reduces the risk of financial impacts resulting from changes in demand in individual markets. The Company's principal geographic markets as of November 30, 2000 were: "West Coast" -- California; "Southwest" -- Arizona, Nevada and New Mexico; "Central" -- Colorado and Texas; and France. For several years prior to this report, the Company grouped its domestic operating divisions in two regions: California and "Other U.S." All year-over-year comparisons have been accomplished by restating applicable prior years' results in a manner consistent with the new regional groupings. The Company delivered its first homes in California in 1963, France in 1970, Nevada in 1993, Colorado in 1994, New Mexico in 1995 and Texas in 1996. In 1994, the Company also re-entered Arizona, a market in which it had operated several years earlier.

     To enhance its operating capabilities in regional submarkets, the Company conducted its domestic homebuilding business in 2000 through five divisional offices in California, one divisional office in each of Colorado and New Mexico, two divisional offices in both Nevada and Arizona, and four divisional offices in Texas. In addition, the Company operated 15 KB Home Studios in 2000. Internationally, the Company operates its construction business through two divisional offices in France.

     West Coast. The Company's West Coast region, comprised of operations in Northern and Southern California, accounted for 28% of its domestic home deliveries in 2000 compared to 32% in 1999 and 36% in 1998. During the first half of the 1990's, weak conditions for new housing and general recessionary trends in California prompted the Company to begin diversifying its business through aggressive expansion into other western states in 1993. Since 1995, the housing market has improved significantly in California. However, although the number of new housing permits issued in California increased 3% in 2000 from 1999, and has increased in each year since 1995, the Company worked to reposition its West Coast operations. In 2000, the Company's West Coast deliveries decreased 13% from the previous year to 5,476 units. The decrease was primarily due to two factors. First, the re-focusing of the Company's West Coast operations following the Lewis Homes acquisition, in keeping with the KB2000 operational business model, resulted in fewer active communities in Northern California in 2000 as compared to 1999. Second, the strength of the Company's Southwest and Central region operations, which generally offer lower risk for less investment in land, has resulted in more stringent criteria guiding the Company's land investment decisions and has caused the Company to be more selective in the West Coast region. Despite the decrease in the Company's West Coast deliveries in 2000, the Company's market share in California was nearly 6%, which was the largest market share of any homebuilder in the state.

     In Southern California, the Company conducts its homebuilding activity in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura counties. In Northern California, the Company's activities are conducted in the Central Valley, Monterey Bay, Sacramento and San Francisco Bay-Oakland-San Jose regions.

     The communities developed by the Company in the West Coast region consist of single-family detached homes primarily designed for the entry-level housing market. These homes ranged in size from approximately 1,200 to 5,000 square feet in 2000 and sold at an average price of $257,000, well below the state of California's new home average of $309,700, as a result of the Company's emphasis on the entry-level market. In 2000, the Company's average selling price in the West Coast region increased 5% from the previous year average of $246,000. The West Coast average selling price increased only moderately due to a lower proportion of Northern California deliveries in 2000, which are generally higher priced than deliveries generated from Southern California operations.

     Southwest. In the early 1990's, the greatly improved business conditions in other western states coupled with a prolonged economic downturn in California caused the Company to expand its domestic operations outside California. The Company's Southwest region, which includes operations in Arizona, Nevada and New Mexico, accounted for 30% of its domestic home deliveries in 2000 compared to 29% in 1999 and 20% in 1998. Deliveries from the Southwest region totaled 5,832 units in 2000, essentially flat with the prior year. The average number of active communities in the Company's Southwest operations were slightly below the prior year at 78 in 2000 compared to 82 in 1999.

     The Company conducts its Southwest region homebuilding activities in Phoenix and Tucson, Arizona; Las Vegas and Reno, Nevada; and Albuquerque, New Mexico.

     The communities developed by the Company's Southwest divisions primarily consist of single-family detached entry-level homes. These homes ranged in size from approximately 1,100 to 3,800 square feet in 2000 and sold at an average price of $145,200. The average selling price of the Company's Southwest region homes increased 2% in 2000 from $141,900 in 1999 as a result of selected increases in sales prices in certain markets due to favorable market conditions.

     Central. The Company's Central region, which includes operations in Colorado and Texas, accounted for 42% of the Company's domestic deliveries in 2000 compared to 39% in 1999 and 44% in 1998. Since delivering its first homes in the Central region in 1994, the Company has substantially grown its Central operations, both organically and through acquisitions. The Company's operations in the Central region delivered 8,112 units in 2000, up 4% from 7,809 units in 1999 as active communities in the region rose 4% to 100.

     The Company conducts its Central region homebuilding activities in Denver, Colorado and Austin, Dallas, Houston and San Antonio, Texas. In 2000, the Company was one of the largest homebuilders in each of its Texas markets, based on the number of homes delivered.

     The communities developed by the Company in the Central region consist primarily of single-family detached homes targeted at the entry-level housing market. These homes ranged in size from approximately 1,000 to 3,300 square feet in 2000 and sold at an average price of $128,600. In 2000, the average selling price of the Company's Central region homes rose 6% from $121,100 in 1999.

     France. KBSA, the Company's majority owned subsidiary, is one of the leading builders of homes (individual homes in communities and condominium units) in France. KBSA's principal market in France is the Ile-de-France region, where it currently builds 87% of its individual homes and 61% of its condominium units. KBSA also has activities in the regions of Lyon, Marseille and Toulouse as well as in Strasbourg and in Rouen. In 2000, housing deliveries from KBSA's homebuilding operations increased 20% from the prior year, to 2,967 units, partly due to improved market conditions. KBSA focused primarily on single-family detached and attached homes in 2000, ranging in size from approximately 800 to 1,600 square feet. The average selling price of KBSA's homes in France decreased 3% to $158,500 in 2000 from $163,600 in 1999, primarily due to a weakening in the French franc and an increase in the proportion of deliveries generated from condominiums, which are typically priced below single-family homes. In the late 1980's and early 1990's, KBSA carried out a large commercial building business with revenues from these activities peaking at $362.3 million in 1990. These commercial operations, which included development of commercial office buildings in Paris for sale to institutional investors, became a smaller segment of the French operations, however, as the French economy declined in the first half of the 1990's. During this time, the French economy experienced a significant recession reflecting low consumer confidence, high unemployment and declines in both consumer and business investments in real estate. Since 1996, the French economy has continued to improve and KBSA expects a significant increase in its commercial activities in 2001, with revenues from these activities expected to range between $75.0 million and $90.0 million. Revenues from the development of commercial buildings, all located in metropolitan Paris, totaled $.8 million in 2000, $.7 million in 1999 and $1.5 million in 1998.

     Prior to February 7, 2000, KBSA was wholly owned by the Company. On February 7, 2000, KBSA issued 5,314,327 common shares (including an over allotment option) in an initial public offering. The offering was made in France and elsewhere in Europe and was priced at 23 euros per share. KBSA is now listed on the Premier Marche of the ParisBourse. The offering generated total net proceeds of $113.1 million of which $82.9 million was used by the Company to reduce its domestic debt and repurchase additional shares of its common stock. The remainder of the proceeds was used to fund internal and external growth of KBSA. The Company continues to own a majority interest in KBSA and will continue to consolidate these operations in its financial statements.

     Unconsolidated Joint Ventures. The Company participates in the development, construction and sale of residential properties and commercial projects through a number of unconsolidated joint ventures. These include joint ventures in California, Nevada, New Mexico, Texas and France.

     Selected Market Data. The following table sets forth, for each of the Company's regions, unit deliveries, average selling price of homes and total construction revenues for the years ended November 30, 2000, 1999 and 1998 (excluding the effects of unconsolidated joint ventures).

                                                                YEARS ENDED NOVEMBER 30,
                                                              ----------------------------
                                                                2000      1999      1998
                                                              --------  --------  --------
West Coast:
  Unit deliveries...........................................     5,476     6,323     4,858
  Average selling price.....................................  $257,000  $246,000  $224,500
  Total construction revenues (in millions)(1)..............  $1,466.4  $1,579.2  $1,105.9
Southwest:
  Unit deliveries...........................................     5,832     5,801     2,730
  Average selling price.....................................  $145,200  $141,900  $128,800
  Total construction revenues (in millions)(1)..............  $  862.8  $  830.4  $  352.4
Central:
  Unit deliveries...........................................     8,112     7,809     5,968
  Average selling price.....................................  $128,600  $121,100  $114,700
  Total construction revenues (in millions).................  $1,065.8  $  950.2  $  690.0
Foreign:
  Unit deliveries...........................................     2,972     2,489     1,657
  Average selling price(2)..................................  $158,700  $164,700  $152,400
  Total construction revenues (in millions)(1)(2)...........  $  475.5  $  412.3  $  254.7
Total:
  Unit deliveries...........................................    22,392    22,422    15,213
  Average selling price(2)..................................  $168,300  $166,500  $156,400
  Total construction revenues (in millions)(1)(2)...........  $3,870.5  $3,772.1  $2,403.0

------------

(1) Total construction revenues include revenues from residential development, commercial activities and land sales.

(2) Average selling prices and total construction revenues for foreign operations have been translated into U.S. dollars using weighted average exchange rates for each period.

STRATEGY

     The Company operates under the principles of its KB2000 operational business model, and has continued to introduce complementary strategies to enhance the benefits of this model. The KB2000 operational business model emphasizes efficiencies generated from a more process-driven, systematic approach to homebuilding and also focuses on gaining a deeper understanding of customer interests and needs. Key elements of KB2000 include: improving the Company's understanding of customer desires and preferences through frequent and localized surveys; emphasizing pre-sales in contrast to speculative inventory; maintaining lower average levels of in-process and standing inventory; establishing even flow production; providing a wide spectrum of choice to customers in terms of location, design and options; offering low base prices; and reducing the use of sales incentives. Since first introducing the KB2000 operational business model in 1997, the Company has made significant progress in implementing it by, among other things, focusing on the pre-sale and backlog building strategy, developing and implementing a rigorous and detailed customer survey program, and opening new KB2000 communities and KB Home Studios.

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

     The Company hopes to continue to increase overall unit deliveries in future years. The Company's growth strategies include expanding existing operations to optimal market volume levels, as well as exploring entry into new markets at high volume levels, through acquisitions. Growth in existing markets will be driven by the Company's ability to increase the average number of active communities in its major markets through the continued successful implementation of its KB2000 operational business model. Although the Company has not made a major domestic acquisition since the January 1999 acquisition of Lewis Homes, the Company continues to employ an acquisition strategy which has enabled it to supplement growth in existing markets and facilitate expansion into new markets. The Company believes that expanding its operations through the acquisition of existing homebuilding companies affords several benefits such as established land positions and existing relationships with land owners, subcontractors and suppliers not found in start-up operations. During the last five fiscal years, the Company has made the following acquisitions:

 ENTITY ACQUIRED        DATE ACQUIRED                    MARKETS
-----------------    -------------------    ---------------------------------
Rayco                March 1996             San Antonio, Texas
SMCI                 July 1997              Paris, France
Hallmark             March 1998             Austin, Houston and San Antonio,
                                            Texas
PrideMark            March 1998             Denver, Colorado
Estes                April 1998             Phoenix and Tucson, Arizona
General Homes        August 1998*           Houston, Texas
Lewis Homes          January 1999           Las Vegas, Nevada and Northern
                                            Nevada; Southern California and
                                            the greater Sacramento area of
                                            California
Park                 August 1999            Paris, France
Frank Arthur         January 2000           Paris, France
Sefima               July 2000              Paris, France
First                July 2000              Lille, France
Sopra                November 2000          Toulouse and Montpellier, France

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

     The Company regularly reviews its land assets and businesses for the purpose of monetizing non-strategic or marginal positions. In 2000, this initiative was emphasized and was intended to increase cash flows to reduce debt and repurchase stock. The Company continues to review its land assets and employ stringent criteria for prospective land acquisitions.

LOCAL EXPERTISE

     Management believes that its business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes in specific markets and to assess the regulatory environment. Accordingly, the Company's divisional structure is designed to utilize local market expertise. The Company has experienced management teams in each of its regional submarkets. Although the Company has centralized certain functions, such as marketing, legal, materials purchasing, product development, architecture and accounting, to benefit from economies of scale, local management continues to exercise considerable autonomy in identifying land acquisition opportunities, developing sales strategies, conducting production operations and controlling costs. The Company seeks to operate at optimal volume levels in each of its markets in order to maximize its competitive advantages and the benefits of the KB2000 operational business model.

INNOVATIVE DESIGNS AND MARKETING STRATEGIES

     The Company believes that it has been and continues to be an innovator in the design of entry-level homes for the first-time buyer. The Company's in-house architectural services group, whose plans are protected by copyright, has been successful in creating distinctive design features that are not typically found in comparably priced homes. In 2000, the Company continued to deepen the implementation of the KB2000 operational business model, seeking to design homes that kept construction costs and base prices as low as possible while achieving high quality levels and promoting customer choice.

     In January 2001, the Company announced that it was changing its name to "KB Home." This new name, which resulted from homebuyer input, is intended to convey the Company's strong customer focus and its commitment to helping homebuyers realize their dream of home ownership.

     Certain elements of the KB2000 operational business model include achieving an in depth understanding of customer desires and preferences through detailed market surveys and providing a wide spectrum of choice to customers in terms of location, design and options. The Company's communities offer entry-level homebuyers an abundance of choices and options which allows customers to customize their home to an extent not typically available with other entry-level builders. The Company provides flooring and other options and upgrades to its homebuyers through its KB Home Studios. These KB Home Studios are typically approximately 10,000 square feet, are located separately from divisional business offices and offer customers over 5,000 options -- from floor plans to fireplaces to garage doors -- in a retail environment convenient to multiple communities. Company personnel are available at the studios to assist homebuyers in selecting options and upgrades.

     The Company markets its homes to prospective buyers through various types of media, including newspaper advertisements, billboards and direct mail. In addition, the Company extends its marketing programs beyond these more traditional approaches through the use of television advertising, off-site telemarketing and large-scale promotions. The Company maintains market and specific community information on its Internet website which can be reached at www.kbhome.com. The Company also utilizes a houseCall(TM) Center, a phone service center designed to bring potential buyers to its communities while also simplifying the home buying process for the consumer. The houseCall(TM) Center can be reached at 1-800-34HOMES.

     In 1999, the Company launched e.KB with the goal of increasing sales and customer satisfaction, and improving the Company's financial performance through e-commerce initiatives. Four key areas addressed by e.KB include: enhancing the richness of up-to-date information available at www.kbhome.com and fully integrating the website with the houseCall(TM) center, the KB Home Studios and all sales offices; developing strategic alliances that will enable the Company to provide new products and services to homebuyers; utilizing business-to-business resources such as the KBbid program to create cost and time savings for the Company; and increasing the Company's ability to cross-sell communities through data collection and retrieval, while protecting the privacy of its website visitors.

     In France, the Company created a village concept through the elimination of front-yard walls and the extensive use of landscaping. It also introduced to the French market the American concept of a master bedroom suite, as well as walk-in closets, built-in kitchen cabinetry and two-car garages. The Company believes that in each of its residential markets, its value engineering enables it to offer appealing and well-designed homes without increasing construction costs. In 1998, the Company opened a 6,500 square foot new home showroom in Paris, offering a broad choice of options to new home and condominium buyers. A French website (ketb.com) featuring available homes was also launched in 1998.

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

COMMUNITY DEVELOPMENT

     The community development process generally consists of three phases: land acquisition; land development; and home construction and sale. The normal development cycle for a community has historically ranged from six to 24 months in the West Coast region and is typically a somewhat shorter duration in the Company's Southwest and Central markets. In France, the development cycle has historically ranged from 12 to 30 months. Development cycles vary depending on the extent of the government approvals required, the size of the development, necessary site preparation, weather conditions and marketing results.

     When feasible, the Company acquires control of lot positions through the use of options. In addition, the Company frequently acquires finished lots within its pricing parameters, enabling it to deliver completed homes shortly after acquisition. The total number of lots in the Company's domestic new home communities vary significantly but typically range from 50 to 250 lots. These domestic developments usually include three different model home designs and generally offer lot sizes ranging from approximately 3,000 to 10,000 square feet, with premium lots often containing more square footage, views or orientation benefits.

     In prior years, the Company also regularly acquired undeveloped and/or unentitled properties, often with total lots significantly in excess of 250 lots. In 1996, the Company decided to substantially eliminate its prior practice of investing in such long-term development projects in order to reduce the operating risk associated with such projects. In France, typical single-family developments consist of approximately 30 to 40 lots, with average lot sizes of 3,500 square feet.

     Land Acquisition and Development. In accordance with the KB2000 operational business model, all homebuyers of new and resale homes in each market are carefully surveyed. Based upon these surveys, a marketing strategy is developed which targets specific price points and geographic sectors which the Company will pursue. The Company utilizes an in-house staff of land acquisition specialists at each division who carry out extensive site selection research and analysis in order to identify properties in desirable locations consistent with the Company's market strategy. In acquiring land, the Company considers such factors as: current market conditions, with an emphasis on the prices of comparable new and resale homes in the particular market; expected sales rates; proximity to metropolitan areas; population, industrial and commercial growth patterns; estimated costs of completed lot development; customer preferences; and environmental matters. Senior corporate management controls the commitment of the Company's resources for all land acquisitions and utilizes a series of specific financial and budgetary controls in approving acquisition opportunities identified by division land acquisition personnel. The Company employs strict standards for assessing all proposed land purchases based, in part, upon specific discounted after tax cash flow internal rate of return requirements and also evaluates each division's overall return on investment. The Company's geographic expansion to areas which generally offer lower risk for less investment in land has resulted in more stringent criteria guiding the Company's land investment decisions and has caused it to be more selective in its land investments in the West Coast region. Consistent with its standards, the Company seeks to minimize, or defer the timing of, cash expenditures for new land purchases and development by acquiring lots under option, phasing the land purchase and lot development, relying upon non-recourse seller financing or working with third-party land developers. In addition, the Company focuses on acquiring finished or partially improved lots, which allow the Company to begin delivery of finished homes within six months of the purchase of such lots and reduces the risks of unforeseen improvement costs and volatile market conditions. These techniques are intended to enhance returns associated with new land investments by minimizing the incremental capital required.

     The following table shows the number of lots owned by the Company in various stages of development and under option contracts in its principal markets as of November 30, 2000 and 1999. The table does not include acreage which has not yet been approved for subdivision into lots. This excluded acreage consists of 627 acres and 767 acres owned in the United States in 2000 and 1999, respectively.

                                                                                 TOTAL LOTS
                       HOMES/LOTS IN       LAND UNDER         LOTS UNDER          OWNED OR
                        PRODUCTION         DEVELOPMENT          OPTION          UNDER OPTION
                      ---------------    ---------------    ---------------    ---------------
                       2000     1999      2000     1999      2000     1999      2000     1999
                      ------   ------    ------   ------    ------   ------    ------   ------
West Coast...........  6,324    6,393     6,057    5,152     8,475   15,454    20,856   26,999
Southwest............  5,637    6,712     2,719    3,190     6,395    9,159    14,751   19,061
Central.............. 10,406    8,702     7,245    7,724    12,854   13,840    30,505   30,266
Foreign and Other....  2,198    1,718     6,119      164     4,367    3,726    12,684    5,608
                      ------   ------    ------   ------    ------   ------    ------   ------
          Total...... 24,565   23,525    22,140   16,230    32,091   42,179    78,796   81,934
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

     Home Construction and Sale. Following the purchase of land and, if necessary, the completion of the entitlement process, the Company typically begins marketing homes and constructing model homes. The time required for construction of the Company's homes depends on the weather, time of year, local labor situations, availability of materials and supplies and other factors. The construction of production homes is generally contingent upon customer orders to minimize the costs and risks of standing inventory. The Company's KB2000 operational business model emphasizes pre-selling, maintaining stringent control of production inventory and reducing unsold inventory. The pre-selling of homes benefits homebuyers by allowing them to personalize their homes by selecting from a wider range of customizing options. As a result of the Company's KB2000 pre-sale and backlog building strategies, the percentage of sold inventory in production at year-end 2000 rose to 84% from 73% at year-end 1999.

     The Company acts as the general contractor for virtually all of its communities and hires subcontractors for all production activities. The use of subcontractors enables the Company to reduce its investment in direct labor costs, equipment and facilities. Where practical, the Company uses mass production techniques, and prepackaged, standardized components and materials to streamline the on-site production phase. During the early 1990's, the Company developed systems for national and regional purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs. At all stages of production, the Company's own administrative and on-site supervisory personnel coordinate the activities of subcontractors and subject their work to quality and cost controls. As part of its KB2000 strategies, the Company has also emphasized "even flow" production methods to enhance the quality of its new homes, minimize production costs and improve the predictability of revenues and earnings.

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

     The Company's division personnel provide assistance to the homebuyer during all phases of the homebuying process and after the home is sold. The coordinated efforts of sales representatives, KB Home Studio consultants, on-site construction superintendents and post-closing customer service personnel in the customer's homebuying experience is intended to provide high levels of customer satisfaction and lead to enhanced customer retention and referrals. In its domestic homebuilding operations, the Company provides customers with a limited home warranty program administered by the personnel in each of its divisions. This arrangement is designed to give customers prompt and efficient post-delivery service directly from the Company. The limited warranty program covers certain repairs which may be necessary following new home construction for one or two year periods and covers structural integrity for a period of ten years. In the aggregate, the costs associated with the Company's warranty program are not material to its operations.

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

     The Company's 2000 financial results were affected by various factors, including but not limited to, improved demand for new housing in certain markets in the United States and in France, generally favorable economic conditions in the Company's markets, and low domestic and foreign interest rates. Financial results in 2000 were also adversely impacted by a weakening in the French franc versus the U.S. dollar. The Company believes that the homebuilding industry has been significantly less cyclical over the past several years, and should continue to be less cyclical if these favorable conditions continue. In addition, the Company's strategies, including the KB2000 operational business model, are also intended to reduce the cyclical nature of its business.

     The projections made by the Company for 2001 could be materially affected by various risk factors such as changes in general economic conditions, either nationally, in the U.S. or France, or in the localized regions in which the Company operates; changes in job growth or employment levels; a downturn in the economy's pace; changes in home mortgage interest rates or consumer confidence, among other things. The Company is proceeding with caution into 2001 as recent economic data indicates an overall slowing in the economy. The Company will closely monitor overall economic trends in 2001 while remaining focused on the effective management of its business units using KB2000 principles to minimize the impact of any sustained economic slowdown.

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

     The Company's backlog at November 30, 2000 reached a new year-end record of 10,559 units, up 23% from the 8,558 backlog units at year end 1999. Domestically, improvement occurred in all regions primarily due to generally good market conditions throughout the United States, and the Company's emphasis on pre-sales. The success of communities designed under the Company's KB2000 operational business model also contributed to the increase in domestic backlog levels. KB2000 initiatives caused the Company's backlog ratio to increase to 174% at year-end 2000 from

157% at year-end 1999. (Backlog ratio is defined as the ratio of beginning unit backlog to actual deliveries in the succeeding quarter).

     Internationally, unit backlog in France was 33% higher at November 30, 2000 as compared to November 30, 1999. This increase was mainly due to substantial improvement in the French housing market and acquisitions completed during the year.

     The following table sets forth net orders, unit deliveries and ending backlog relating to sales of homes and homes under contract for each quarter during the three-year period ended November 30, 2000. The information in the table excludes activity related to unconsolidated joint ventures. Activity associated with unconsolidated joint ventures included net orders, unit deliveries and ending backlog of 444, 455, and 208, respectively, for the year ended November 30, 2000, and 38, 38 and 219, respectively, for the year ended November 30, 1999.

                                           NET             UNIT            ENDING
                                          ORDERS        DELIVERIES        BACKLOG*
                                          ------        ----------        --------
Fiscal 2000:
  First Quarter.........................  5,325           4,565             9,473
  Second Quarter........................  7,837           5,042            12,268
  Third Quarter.........................  5,357           5,710            12,115
  Fourth Quarter........................  5,312           7,075            10,559
Fiscal 1999:
  First Quarter.........................  5,621           4,279             9,216
  Second Quarter........................  7,219           5,139            11,296
  Third Quarter.........................  5,347           6,103            10,809
  Fourth Quarter........................  4,869           6,901             8,558
Fiscal 1998:
  First Quarter.........................  3,716           2,629             5,301
  Second Quarter........................  4,861           3,409             7,581
  Third Quarter.........................  3,883           4,167             7,630
  Fourth Quarter........................  4,321           5,008             6,943

* Backlog amounts for 2000 have been adjusted to reflect four acquisitions in France. Therefore, backlog amounts at November 30, 1999 combined with net order and delivery activity for 2000 will not equal ending backlog at November 30, 2000. Similarly, backlog amounts for 1999 were adjusted to reflect the acquisitions of Lewis Homes and Park and backlog amounts for 1998 were adjusted to reflect the acquisitions of Hallmark, PrideMark and Estes, and the acquisition of a majority interest in General Homes.

LAND AND RAW MATERIALS

     Management believes that the Company's current supply of land is sufficient for its reasonably anticipated needs over the next several years, and that it will be able to acquire land on acceptable terms for future housing developments absent great changes in current land acquisition market conditions. The principal raw materials used in the construction of homes are concrete and forest products. (In France, the principal materials used in the construction of commercial buildings are steel, concrete and glass). In addition, the Company uses a variety of other construction materials, including sheetrock, plumbing and electrical items. The Company attempts to maintain efficient operations by utilizing standardized materials which are commercially available on competitive terms from a variety of sources. In addition, the Company's centralized purchasing of certain building materials, appliances and fixtures, enable it to benefit from large quantity purchase discounts for its domestic operations. When possible, the Company makes bulk purchases of such products at favorable prices from suppliers and instructs subcontractors to submit bids based on such prices.

LAND SALES

     In the normal course of its business, the Company sells land which either can be sold at an advantageous price due to market conditions or does not meet its marketing needs. This property may consist of land zoned for commercial use which is part of a larger parcel being developed for single-family homes or in areas where the Company may consider its inventory to be excessive. Generally, land sales fluctuate with decisions to maintain or decrease the Company's land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company and prevailing market conditions. Land sales increased in 2000 in connection with the Company's review of its assets and businesses for the purpose of monetizing non-strategic or marginal positions. Land revenues totaled $100.5 million in 2000, $37.8 million in 1999 and $22.5 million in 1998.

CUSTOMER FINANCING -- KAUFMAN AND BROAD MORTGAGE COMPANY

     On-site personnel at the Company's communities in the United States facilitate sales by offering to arrange financing for prospective customers through KBMC. Management believes that the ability to offer customers financing on firm, competitive terms as a part of the sales process is an important factor in completing sales.

     KBMC's business consists of providing the Company's domestic customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KBMC has its headquarters in Los Angeles and operates branch offices in Fairfield, California; Las Vegas, Nevada; and San Antonio, Texas.

     KBMC's principal sources of revenues are: (i) interest income earned on mortgage loans during the period they are held by KBMC prior to their sale to investors; (ii) net gains from the sale of loans; (iii) loan servicing fees; and
(iv) revenues from the sale of the rights to service loans.

     KBMC is approved by the Government National Mortgage Association ("GNMA") as a seller-servicer of Federal Housing Administration ("FHA") and Veterans Administration ("VA") loans. A portion of the conventional loans originated by KBMC (i.e., loans other than those insured by FHA or guaranteed by VA) qualify for inclusion in loan guarantee programs sponsored by Fannie Mae or the Federal Home Loan Mortgage Corporation ("FHLMC"). KBMC arranges for fixed and adjustable rate, conventional, privately insured mortgages, FHA-insured or VA-guaranteed mortgages, and mortgages funded by revenue bond programs of states and municipalities. In 2000, 47% of the mortgages originated for the Company's customers were conventional (most of which conformed to Fannie Mae and FHLMC guidelines), 39% were FHA-insured or VA-guaranteed (a portion of which are adjustable rate loans), 8% were funded by mortgage revenue bond programs and 6% were adjustable rate mortgages ("ARMs") provided through commitments from institutional investors. The percentages set forth above change from year to year reflecting then-current fixed interest rates, introductory rates for ARMs, housing prices and other economic conditions. In 2000, KBMC originated loans for 74% of the Company's domestic home deliveries to end users who obtained mortgage financing.

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

     At January 31, 2001, the Company had approximately 3,500 full-time employees in its operations, including approximately 400 in KBMC's operations. No employees are represented by a collective bargaining agreement.

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

     The Company does not generally finance the development of its domestic communities with proceeds of loans specifically obtained for, or secured by, particular communities, i.e., project financing. Instead, financing of the Company's domestic operations has been primarily generated from results of operations, public debt and equity financing, and borrowings under its $725 million unsecured credit facility with various banks. On October 6, 2000, the Company entered into the $725 million unsecured revolving credit facility, consisting of a $564 million four-year committed revolving credit facility and a $161 million five-year term loan, which together replaced its previously existing revolving credit facility and term loan. Financing of the Company's French operations has been primarily generated from results of operations and borrowings from its unsecured committed credit lines with a series of foreign banks. Furthermore, the initial public offering of the Company's French operations, completed in February 2000, has strengthened the French business by providing it with access to additional capital to support its growth. As a result of diverse external sources of financing, the Company was not adversely affected by the tight credit conditions that much of the homebuilding industry experienced during the recession of the early to mid-1990s, both domestically and in France.

     On February 8, 2001, pursuant to the 1997 Shelf Registration, the Company issued $250 million of 9 1/2% senior subordinated notes at 100% of the principal amount of the notes. Proceeds from the issuance of the notes were used to pay down bank borrowings.

     KBMC competes with other mortgage lenders, including national, regional and local mortgage bankers, savings and loan associations and other financial institutions, in the origination, sale and servicing of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. KBMC's operations are financed primarily through a $300 million revolving Mortgage Warehouse Facility and a $250 million Master Loan and Security Agreement with an investment bank.

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

Fremont, Irvine, Los Angeles, Pleasanton, Pomona, San Diego and Vacaville, California; Denver, Colorado; Las Vegas and Reno, Nevada; Albuquerque, New Mexico; Austin, Dallas and Houston, Texas; and Paris, France.

     The Company's mortgage banking subsidiary leases executive offices in Los Angeles, California and branch offices in Fairfield, California and Las Vegas, Nevada.

     The Company's homebuilding and mortgage banking operations in San Antonio, Texas are principally conducted from premises which the Company owns.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE COMPANY

     The following sets forth certain information regarding the executive officers of the Company as of January 31, 2001:

                                                          YEAR
                                                        ASSUMED
                                PRESENT POSITION AT     PRESENT    OTHER POSITIONS AND OTHER BUSINESS EXPERIENCE WITHIN
        NAME           AGE       JANUARY 31, 2001       POSITION                  THE LAST FIVE YEARS(1)
---------------------  ---   -------------------------  --------   ----------------------------------------------------
Bruce Karatz           55    Chairman, President and      1993
                              Chief Executive Officer
Jeffrey T. Mezger      45    Chief Operating Officer      1999     Senior Vice President and Regional General Manager
                              and Executive Vice                   President, Kaufman and Broad of Arizona, Inc.
                              President
Glen Barnard           56    Executive Vice President,    1999     Senior Vice President and Regional General Manager
                              President, e.KB, Inc.                President, Kaufman and Broad of Utah, Inc.
                                                                   President, Kaufman and Broad of Colorado, Inc.
Guy Nafilyan           56    Chairman, President and      1999     President, European Operations
                              Chief Executive Officer,             President and Chief Executive Officer, Kaufman &
                              Kaufman & Broad S.A.                 Broad
                                                                   S.A. (formerly Kaufman and Broad France)
Barton P. Pachino      41    Senior Vice President and    1993
                              General Counsel
Albert Z. Praw         52    Senior Vice President,       1999     Senior Vice President, Business Development
                              Asset Management and                 President, Kaufman and Broad of Southern
                              Acquisitions                         California, Inc.
                                                                   Senior Vice President and Regional General Manager
                                                                   Senior Vice President, Real Estate
Gary A. Ray            42    Senior Vice President,       1996     Vice President, Training and Development, PepsiCo
                              Human Resources                      Restaurants International
William R. Hollinger   42    Vice President and           1992
                             Controller


        NAME             FROM - TO
---------------------    ---------
Bruce Karatz
Jeffrey T. Mezger      1998-1999
                       1995-1999
Glen Barnard           1996-1999
                       1997-1998
                       1995-1998
Guy Nafilyan           1992-1999
                       1983-1999
Barton P. Pachino
Albert Z. Praw         1998-1999
                       1997-1998
                       1996-1998
                       1994-1996
Gary A. Ray            1994-1996
William R. Hollinger

---------------

(1) All positions described were with the Company, unless otherwise indicated.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of January 31, 2001, there were 1,357 holders of record of the Company's common stock.

     Information as to the Company's quarterly stock prices is included on page 76 of the Company's 2000 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto.

     Information as to the principal markets on which the Company's common stock is being traded and quarterly cash dividends is included on page 76 of the Company's 2000 Annual Report to Stockholders, which is included as part of
Exhibit 13 hereto.

ITEM 6.  SELECTED FINANCIAL DATA

     The Five Year Summary of KB Home for the five-year period ended November 30, 2000 is included on page 34 of the Company's 2000 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto. It should be read in conjunction with the consolidated financial statements included in the Company's 2000 Annual Report to Stockholders which are also included as part of
Exhibit 13 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations of KB Home is included on pages 35 through 49 of the Company's 2000 Annual Report to Stockholders, which are included as part of Exhibit 13 hereto.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company primarily enters into debt obligations to support general corporate purposes, including acquisitions, and the operations of its divisions. The primary market risk facing the Company is the interest rate risk on its senior and senior subordinated notes. The Company has no cash flow exposure due to interest rate changes for these notes. In connection with the Company's mortgage banking operations, mortgage loans held for sale and the associated Mortgage Warehouse Facility and Master Loan and Security Agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration and accordingly the risk is not material. Under its current policies, the Company does not use interest rate derivative instruments to manage exposure to interest rate changes. The following table sets forth as of November 30, 2000, the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (in thousands):

                                                      YEARS ENDED NOVEMBER 30,                                   FAIR VALUE AT
                                  -----------------------------------------------------------------              NOVEMBER 30,
                                    2001       2002       2003       2004       2005     THEREAFTER    TOTAL         2000
                                  --------   --------   --------   --------   --------   ----------   --------   -------------
Long-term debt(1)                       --         --   $174,534   $175,000         --    $124,581    $474,115     $460,243
  Fixed Rate
  Weighted Average Interest Rate        --         --       9.4%       7.8%         --        9.6%

---------------

(1) Includes senior and senior subordinated notes

     A portion of the Company's construction operations are located in France. As a result, the Company's financial results could be affected by factors such as changes in the foreign currency exchange rate or weak economic conditions in its markets. The Company's earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currency in France, as a result of its sales in foreign markets. Therefore, for the year ending November 30, 2000, the result of a 10% uniform strengthening in the value of the dollar relative to the currency in which the Company's sales were denominated in France would have resulted in a decrease in revenues of $47.5 million and a decrease in pretax income of $3.4 million. Comparatively, the 1999 results of a 10% uniform strengthening in the value of the dollar relative to the currencies in which the Company's sales were denominated would have been a decrease in revenues of

$40.5 million and a decrease in pretax income of $2.8 million. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of KB Home are included on pages 50 through 72 of the Company's 2000 Annual Report to Stockholders, which are included as part of Exhibit 13 hereto. Reference is made to the Index to Financial Statements on page F-1 herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     The Notice of 2001 Annual Meeting of Stockholders and Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and provides the information required under Part III (Items 10, 11, 12 and 13) except for the information regarding the executive officers of the Company, which is included in Part I on page 15 herein.

                                    PART IV

ITEM 14. FINANCIAL STATEMENTS, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     FINANCIAL STATEMENTS

        Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

    EXHIBITS

        EXHIBIT
          NO.                                   DESCRIPTION
        -------                                 -----------
         2.1            Purchase Agreement (Amended and Restated), executed January
                        7, 1999, between the Company and the Lewis Homes sellers,
                        filed as an exhibit to the Company's Current Report on Form
                        8-K dated January 7, 1999, is incorporated by reference
                        herein.
         2.2            Representation, Warranty and Indemnity Agreement, dated
                        January 7, 1999, between the Company and certain entities
                        affiliated with the Lewis Homes sellers, filed as an exhibit to the Company's Current Report on Form 8-K dated January 7,
                        1999, is incorporated by reference herein.
         3.1            Amended Certificate of Incorporation, filed as an exhibit to the Company's Registration Statement No. 33-6471 on Form
                        S-1, is incorporated by reference herein.
         3.2            Amendment to Certificate of Incorporation, filed as an
                        exhibit to the Company's Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
         3.3            Certificate of Designation of Series A Participating
                        Cumulative Preferred Stock, filed as an exhibit to the
                        Company's Registration Statement No. 33-30140 on Form S-1,
                        is incorporated by reference herein.
         3.4            Certificate of Designation of Series B Mandatory Conversion
                        Premium Dividend Preferred Stock, filed as an exhibit to the
                        Company's Registration Statement No. 33-59516 on Form S-3,
                        is incorporated by reference herein.

        EXHIBIT
          NO.                                   DESCRIPTION
        -------                                 -----------
         3.5            Amended Certificate of Designation of Series B Mandatory
                        Conversion Premium Dividend Preferred Stock, filed as an
                        exhibit to the Company's Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
         3.6            Amended Certificate of Designation of Series A Participating
                        Cumulative Preferred Stock, filed as an exhibit to the
                        Company's Registration Statement No. 001-09195 on Form
                        8-A12B, is incorporated by reference herein.
         3.7            Certificate of Ownership and Merger effective January 17,
                        2001 merging KB Home, Inc. into Kaufman and Broad Home
                        Corporation, through which the name of the Company was
                        changed to KB HOME.
         3.8            By-Laws, as amended and restated on January 17, 2001, to
                        reflect the change in the Company's name.
         4.1            Amended Certificate of Incorporation, filed as an exhibit to the Company's Registration Statement No. 33-6471 on Form
                        S-1, is incorporated by reference herein.
         4.2            Amendment to Certificate of Incorporation, filed as an
                        exhibit to the Company's Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
         4.3            Indenture relating to 9 3/8% Senior Subordinated Notes due
                        2003 between the Company and First National Bank of Boston, dated May 1, 1993, filed as an exhibit to the Company's
                        Registration Statement No. 33-59516 on Form S-3, is
                        incorporated by reference herein.
         4.4            Specimen of 9 3/8% Senior Subordinated Notes due 2003, filed as an exhibit to the Company's Registration Statement No.
                        33-59516 on Form S-3, is incorporated by reference herein.
         4.5            Indenture relating to 9 5/8% Senior Subordinated Notes due
                        2006 between the Company and SunTrust Bank, Atlanta, dated
                        November 19, 1996, filed as an exhibit to the Company's
                        Current Report on Form 8-K dated November 19, 1996, is
                        incorporated by reference herein.
         4.6            Specimen of 9 5/8% Senior Subordinated Notes due 2006, filed as an exhibit to the Company's Current Report on Form 8-K
                        dated November 19, 1996, is incorporated by reference
                        herein.
         4.7            Indenture relating to 7 3/4% Senior Notes due 2004 between the Company and SunTrust Bank, Atlanta, dated October 14,
                        1997, filed as an exhibit to the Company's Current Report on
                        Form 8-K dated October 14, 1997, is incorporated by
                        reference herein.
         4.8            Specimen of 7 3/4% Senior Notes due 2004, filed as an
                        exhibit to the Company's Current Report on Form 8-K dated
                        October 14, 1997, is incorporated by reference herein.
         4.9            Certificate of Trust of KBHC Financing I, filed as an
                        exhibit to the Company's registration Statement Nos.
                        333-51825 and 333-51825-01 (Amendment No. 4) on Form S-3, is
                        incorporated by reference herein.
         4.10           Declaration of Trust of KBHC Financing I, filed as an
                        exhibit to the Company's Registration Statement Nos.
                        333-51825 and 333-51825-01 (Amendment No. 4) on Form S-3, is
                        incorporated by reference herein.
         4.11           Amended and Restated Declaration of Trust of KBHC Financing
                        I, dated July 7, 1998, (including Capital Security
                        Certificate for KBHC Financing I, with respect to the
                        Capital Securities) filed as an exhibit to the Company's
                        Current Report on Form 8-K dated August 14, 1998, is
                        incorporated by reference herein.
         4.12           Guarantee Agreement, dated July 7, 1998, in respect of KBHC
                        Financing I, in respect of the Capital Securities, filed as an exhibit to the Company's Current Report on Form 8-K dated
                        August 14, 1998, is incorporated by reference herein.
         4.13           Indenture, dated July 7, 1998 between the Company and The
                        First National Bank of Chicago, as Trustee, filed as an
                        exhibit to the Company's Current Report on Form 8-K dated
                        August 14, 1998, is incorporated by reference herein.
         4.14           First Supplemental Indenture, dated July 7, 1998, between
                        the Company and The First National Bank of Chicago, as
                        Trustee, (including Debentures) filed as an exhibit to the
                        Company's Current Report on Form 8-K dated August 14, 1998, is incorporated by reference herein.

        EXHIBIT
          NO.                                   DESCRIPTION
        -------                                 -----------
         4.15           Purchase Contract Agreement, dated July 7, 1998, between the
                        Company and The First National Bank of Chicago, as Purchase
                        Contract Agent, filed as an exhibit to the Company's Current
                        Report on Form 8-K dated August 14, 1998, is incorporated by reference herein.
         4.16           Pledge Agreement, dated July 7, 1998, between the Company,
                        The Chase Manhattan Bank, as Collateral Agent, Custodial
                        Agent and Securities Intermediary and The First National
                        Bank of Chicago, as Purchase Contract Agent, filed as an
                        exhibit to the Company's Current Report on Form 8-K dated
                        August 14, 1998, is incorporated by reference herein.
         4.17           Remarketing Agreement, dated July 7, 1998, among the
                        Company, The First National Bank of Chicago and Merrill
                        Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith
                        Incorporated, filed as an exhibit to the Company's Current
                        Report on Form 8-K dated August 14, 1998, is incorporated by reference herein.
         4.18           Rights Agreement between the Company and ChaseMellon
                        Shareholder Services, L.L.C., as Rights Agent, dated
                        February 4, 1999, filed as an exhibit to the Company's
                        Current Report on Form 8-K dated February 4, 1999, is
                        incorporated by reference herein.
         4.19           By-Laws, as amended and restated on January 17, 2001, to
                        reflect the change in the Company's name, included as
                        Exhibit No. 3.8 herein.
        10.1            1986 Stock Option Plan, filed as an exhibit to the Company's
                        Registration Statement No. 33-6471 on Form S-1, is
                        incorporated by reference herein.
        10.2            1988 Employee Stock Plan, filed as an exhibit to the
                        definitive Joint Proxy Statement for the Company's 1989
                        Special Meeting of Shareholders, is incorporated by
                        reference herein.
        10.3            Consent Order, Federal Trade Commission Docket No. C-2954,
                        dated February 12, 1979, filed as an exhibit to the
                        Company's Registration Statement No. 33-6471 on Form S-1, is
                        incorporated by reference herein.
        10.4            SunAmerica Inc. Executive Deferred Compensation Plan,
                        approved September 25, 1985, filed as an exhibit to
                        SunAmerica Inc.'s 1985 Annual Report on Form 10-K, is
                        incorporated by reference herein.
        10.5            Directors' Deferred Compensation Plan established effective
                        July 27, 1989, filed as an exhibit to the Company's 1989
                        Annual Report on Form 10-K, is incorporated by reference
                        herein.
        10.6            Settlement with Federal Trade Commission of June 27, 1991, filed as an exhibit to the Company's Current Report on Form
                        8-K, dated June 28, 1991, is incorporated by reference
                        herein.
        10.7            Amendments to the Kaufman and Broad Home Corporation 1988
                        Employee Stock Plan dated January 27, 1994, filed as an
                        exhibit to the Company's 1994 Annual Report on Form 10-K,
                        are incorporated by reference herein.
        10.8            Kaufman and Broad Home Corporation Performance-Based
                        Incentive Plan for Senior Management, filed as an exhibit to the Company's 1995 Annual Report on Form 10-K, is
                        incorporated by reference herein.
        10.9            Form of Stock Option Agreement under Kaufman and Broad Home
                        Corporation Performance-Based Incentive Plan for Senior
                        Management, filed as an exhibit to the Company's 1995 Annual
                        Report on Form 10-K, is incorporated by reference herein.
        10.10           Employment Contract of Bruce Karatz, dated December 1, 1995, filed as an exhibit to the Company's 1995 Annual Report on
                        Form 10-K, is incorporated by reference herein.
        10.11           Kaufman and Broad Home Corporation Unit Performance Program,
                        filed as an exhibit to the Company's 1996 Annual Report on
                        Form 10-K, is incorporated by reference herein.
        10.12           Kaufman and Broad France Incentive Plan, filed as an exhibit to the Company's 1997 Annual Report on Form 10-K, is
                        incorporated by reference herein.
        10.13           Registration Rights Agreement, dated January 7, 1999, filed as an exhibit to the Company's Current Report on Form 8-K, dated January 7, 1999, is incorporated by reference herein.
        10.14           Kaufman and Broad Home Corporation 1998 Stock Incentive
                        Plan, filed as an exhibit to the Company's 1998 Annual
                        Report on Form 10-K, is incorporated by reference herein.

        EXHIBIT
          NO.                                   DESCRIPTION
        -------                                 -----------
        10.15           Kaufman and Broad Home Corporation Directors' Legacy
                        Program, as amended January 1, 1999, filed as an exhibit to the Company's 1998 Annual Report on Form 10-K, is
                        incorporated by reference herein.
        10.16           Kaufman and Broad Home Corporation 1999 Incentive Plan,
                        filed as an exhibit to the Company's 1999 Annual Report on
                        Form 10-K, is incorporated by reference herein.
        10.17           Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27,
                        1999, filed as an exhibit to the Company's 1999 Annual
                        Report on Form 10-K, is incorporated by reference herein.
        10.18           Non-Employee Directors Stock Plan, as amended and restated
                        as of December 6, 1999, filed as an exhibit to the Company's
                        1999 Annual Report on Form 10-K, is incorporated by
                        reference herein.
        10.19           Stock Purchase Agreement, dated as of September 21, 2000, by and between the Company and certain of the Lewis Homes
                        sellers.
        10.20           2000 Revolving Credit Facility, dated as of October 3, 2000, by and among the Company, the banks party thereto, Bank of
                        America, N.A., as Administrative Agent, and Banc of America
                        Securities LLC, as Lead Arranger and Sole Book Manager.
        10.21           2000 Term Credit Facility, dated as of October 3, 2000, by and among the Company, the banks party thereto, Bank of
                        America, N.A., as Administrative Agent, and Banc of America
                        Securities LLC, as Lead Arranger and Sole Book Manager.
        10.22           Form of limited liability company Operating Agreement under the e.KB Equity Incentive Program.
        13              Pages 34 through 72 and page 76 of the Company's 2000 Annual
                        Report to Stockholders.
        22              Subsidiaries of the Company.
        24              Consent of Independent Auditors.

     FINANCIAL STATEMENT SCHEDULES

          Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

     REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KB HOME

                                          By:   /s/ WILLIAM R. HOLLINGER
                                            ------------------------------------
                                                    William R. Hollinger
                                               Vice President and Controller
Dated: February 28, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                  /s/ BRUCE KARATZ                     Chairman, President and         February 28, 2001
-----------------------------------------------------  Chief Executive Officer
                    Bruce Karatz                       (Principal Executive Officer)

              /s/ WILLIAM R. HOLLINGER                 Vice President and Controller   February 28, 2001
-----------------------------------------------------  (Principal Financial Officer
                William R. Hollinger                   and
                                                       Principal Accounting Officer)

                /s/ RONALD W. BURKLE                   Director                        February 28, 2001
-----------------------------------------------------
                  Ronald W. Burkle

                /s/ HENRY G. CISNEROS                  Director                        February 28, 2001
-----------------------------------------------------
                  Henry G. Cisneros

                   /s/ JANE EVANS                      Director                        February 28, 2001
-----------------------------------------------------
                     Jane Evans

                /s/ DR. RAY R. IRANI                   Director                        February 28, 2001
-----------------------------------------------------
                  Dr. Ray R. Irani

                /s/ JAMES A. JOHNSON                   Director                        February 28, 2001
-----------------------------------------------------
                  James A. Johnson

                /s/ RANDALL W. LEWIS                   Director                        February 28, 2001
-----------------------------------------------------
                  Randall W. Lewis

                /s/ DR. BARRY MUNITZ                   Director                        February 28, 2001
-----------------------------------------------------
                  Dr. Barry Munitz

                  /s/ GUY NAFILYAN                     Director                        February 28, 2001
-----------------------------------------------------
                    Guy Nafilyan

                 /s/ LUIS G. NOGALES                   Director                        February 28, 2001
-----------------------------------------------------
                   Luis G. Nogales

               /s/ SANFORD C. SIGOLOFF                 Director                        February 28, 2001
-----------------------------------------------------
                 Sanford C. Sigoloff

                     KB HOME AND CONSOLIDATED SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

     The consolidated financial statements, together with the report thereon of Ernst & Young LLP, dated December 21, 2000, all appearing on pages 50 through 72 of the 2000 Annual Report to Stockholders, are incorporated in this Annual Report on Form 10-K between page F-1 and the List of Exhibits Filed. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the 2000 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

     Separate combined financial statements of the Company's unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

                            ------------------------

                                                                     PAGE NO. IN
                                                                    ANNUAL REPORT
                                                                   TO STOCKHOLDERS
                                                                   ---------------
KB HOME
  Consolidated Statements of Income for the years ended
     November 30, 2000, 1999 and 1998............................        50
  Consolidated Balance Sheets as of November 30, 2000 and 1999...        51
  Consolidated Statements of Stockholders' Equity for the years
     ended November 30, 2000, 1999 and 1998......................        52
  Consolidated Statements of Cash Flows for the years ended
     November 30, 2000, 1999 and 1998............................        53
  Notes to Consolidated Financial Statements.....................  54 through 70
  Report of Independent Auditors.................................        71
  Report on Financial Statements.................................        72

     The following pages represent pages 34 through 72 and page 76 of the 2000 Annual Report to Stockholders of KB Home, and include the Five Year Summary, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Report of Independent Auditors, Report on Financial Statements, Stockholder Information and Common Stock Prices. These pages were filed with the Securities and Exchange Commission as Exhibit 13 hereto.

                         SELECTED FINANCIAL INFORMATION


                                                                          YEARS ENDED NOVEMBER 30,
                                            -------------------------------------------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS             2000             1999             1998             1997             1996
                                            -------------------------------------------------------------------------------
Construction:
   Revenues                                 $ 3,870,488      $ 3,772,121      $ 2,402,966      $ 1,843,614      $ 1,754,147
   Operating income (loss)(1)                   288,609          259,107          148,672          101,751          (72,078)
   Total assets                               2,361,768        2,214,076        1,542,544        1,133,861        1,000,159
   Mortgages and notes payable                  987,980          813,424          529,846          496,869          442,629
                                            -------------------------------------------------------------------------------

Mortgage banking:
   Revenues                                 $    60,370      $    64,174      $    46,396      $    35,109      $    33,378
   Operating income(2)                           23,832           17,464           21,413           14,508           12,740
   Total assets                                 467,153          450,159          317,660          285,130          243,335
   Notes payable                                385,294          377,666          239,413          200,828          134,956
   Collateralized mortgage obligations           29,928           36,219           49,264           60,058           68,381
                                            -------------------------------------------------------------------------------

Consolidated:
   Revenues                                 $ 3,930,858      $ 3,836,295      $ 2,449,362      $ 1,878,723      $ 1,787,525
   Operating income (loss)(1),(2)               312,441          276,571          170,085          116,259          (59,338)
   Net income (loss)(1),(2),(3)                 209,960          147,469           95,267           58,230          (61,244)
   Total assets                               2,828,921        2,664,235        1,860,204        1,418,991        1,243,494
   Mortgages and notes payable                1,373,274        1,191,090          769,259          697,697          577,585
   Collateralized mortgage obligations           29,928           36,219           49,264           60,058           68,381
   Mandatorily redeemable preferred
      securities (Feline Prides)                189,750          189,750          189,750
   Stockholders' equity(1),(2),(3)              654,759          676,583          474,511          383,056          340,350
                                            -------------------------------------------------------------------------------

Basic earnings (loss) per share(1),(2),(3)  $      5.39      $      3.16      $      2.41      $      1.50      $     (1.80)
Diluted earnings (loss) per share(1),(2),(3)       5.24             3.08             2.32             1.45            (1.80)
Cash dividends per common share                     .30              .30              .30              .30              .30
                                            ===============================================================================


(1) Reflects a $170.8 million construction pretax noncash charge for impairment of long-lived assets recorded in the second quarter of 1996.

(2) Reflects an $18.2 million mortgage banking pretax secondary marketing trading loss recorded in the third quarter of 1999.

(3) Reflects a $39.6 million construction gain on issuance of French subsidiary stock recorded in the first quarter of 2000.

                          MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

OVERVIEW Revenues are primarily generated from the Company's (i) housing operations in the western United States and France and (ii) its domestic mortgage banking operations.

The Company's construction revenues are generated from operating divisions in the following regional groups: "West Coast"- California; "Southwest"- Arizona, Nevada and New Mexico; and "Central"- Colorado and Texas. For several years prior to this report, the Company grouped its domestic operating divisions in two regions: California and "Other U.S." All year-over-year comparisons have been accomplished by restating applicable prior years' results in a manner consistent with the new regional groupings.

The Company reported record earnings for the third consecutive year in 2000. Net income for the year ended November 30, 2000 totaled $210.0 million and diluted earnings per share reached $5.24, including a one-time gain on the issuance of stock by the Company's French subsidiary in an initial public offering in February 2000. Excluding this gain, diluted earnings per share were $4.25, compared to diluted earnings per share of $3.33 (excluding a secondary marketing trading loss) recorded in 1999. During the 2000 fiscal year, the Company delivered 22,392 homes.

Total Company revenues rose to an all-time high of $3.93 billion in 2000, up 2.5% from $3.84 billion in 1999, which had increased 56.6% from revenues of $2.45 billion in 1998. The increase in 2000 mainly resulted from increases in housing and land sale revenues. The increase in revenues in 1999 compared to 1998 was primarily attributable to higher housing and land sale revenues, as well as increased revenues from mortgage banking operations. Operating results for 1999 included the results of Lewis Homes from its January 1999 acquisition date, as well as the first full year of results from the acquisitions of Houston-based Hallmark Residential Group ("Hallmark") and Phoenix/Tucson-based Estes Homebuilding Co. ("Estes") and the assets of Denver-based PrideMark Homebuilding Group ("PrideMark"), all of which the Company completed in the second quarter of 1998. Operating results for 1999 also reflected the acquisition of the remaining minority interest of General Homes, which occurred on January 4, 1999. The Company had acquired a majority interest in General Homes in August 1998. Included in total Company revenues were mortgage banking revenues of $60.4 million in 2000, $64.2 million in 1999 and $46.4 million in 1998, respectively.

Net income increased $62.5 million or 42.4% to $210.0 million, or $5.24 per diluted share in 2000, both Company records, up from $147.5 million, or $3.08 per diluted share in 1999. These results include a one-time gain of $39.6 million, or $.99 per diluted share, on the issuance of stock by the Company's French subsidiary in an initial public offering in February 2000 (the "French IPO gain"). Excluding the French IPO gain, diluted earnings per share for 2000 were $4.25, up 27.6% compared with 1999, excluding the secondary marketing trading loss. The increase in diluted earnings per share in 2000 was principally driven by the combined effect of a higher housing gross margin, lower selling, general and administrative expenses, a lower effective income tax rate and a 16.2% reduction in the average number of diluted shares outstanding due to the Company's share repurchase program. Net income of $147.5 million, or $3.08 per diluted share for 1999 was 54.8% higher than the $95.3 million, or $2.32 per diluted share recorded in 1998. Net income and diluted earnings per share for 1999 included the impact of a third quarter secondary marketing trading loss, resulting from unauthorized trading by an employee at the Company's mortgage banking subsidiary. The loss totaled $11.8 million, or $.25 per diluted share, on an after tax basis. Excluding the impact of the trading loss, net income for 1999 was $159.2 million and diluted earnings per share were $3.33. The growth in diluted earnings per share occurred despite the trading loss and despite an increase of 16.6% in the diluted average number of common shares outstanding in 1999, resulting from the Lewis Homes acquisition which closed on January 7, 1999. The increase in diluted earnings per share in 1999 was principally driven by significantly higher unit deliveries, an improved construction gross margin and a reduction in the selling, general and administrative expense ratio.

                                  CONSTRUCTION

REVENUES Construction revenues rose to $3.87 billion in 2000 from $3.77 billion in 1999, which had increased from $2.40 billion in 1998. The increase in 2000 was primarily due to higher housing and land sale revenues. The improvement in 1999 was mainly the result of increased housing revenues, due, among other things, to the acquisition of Lewis Homes in 1999, the inclusion of a full year's operating results from the operations in Houston, Denver and Phoenix/Tucson acquired during 1998, and higher land sale revenues.

                                                                                  UNCONSOLIDATED
                        WEST COAST   SOUTHWEST   CENTRAL     FOREIGN      TOTAL   JOINT VENTURES
                        ------------------------------------------------------------------------
Unit Deliveries

2000
   First                  1,128       1,264       1,653         520       4,565         123
   Second                 1,207       1,349       1,884         602       5,042         137
   Third                  1,444       1,596       1,944         726       5,710         102
   Fourth                 1,697       1,623       2,631       1,124       7,075          93
                        ------------------------------------------------------------------------

      Total               5,476       5,832       8,112       2,972      22,392         455
                        ========================================================================

1999
   First                  1,199       1,130       1,627         323       4,279
   Second                 1,430       1,376       1,845         488       5,139
   Third                  1,629       1,590       1,936         948       6,103
   Fourth                 2,065       1,705       2,401         730       6,901          38
                        ------------------------------------------------------------------------

      Total               6,323       5,801       7,809       2,489      22,422          38
                        ========================================================================

Net Orders

2000
   First                  1,341       1,523       1,903         558       5,325         115
   Second                 2,178       1,875       2,888         896       7,837         121
   Third                  1,301       1,301       2,191         564       5,357         102
   Fourth                 1,198       1,337       1,941         836       5,312         106
                        ------------------------------------------------------------------------

      Total               6,018       6,036       8,923       2,854      23,831         444
                        ========================================================================

1999
   First                  1,572       1,284       2,230         535       5,621
   Second                 2,104       1,901       2,297         917       7,219
   Third                  1,660       1,457       1,720         510       5,347
   Fourth                 1,314       1,431       1,477         647       4,869          38
                        ------------------------------------------------------------------------

      Total               6,650       6,073       7,724       2,609      23,056          38
                        ========================================================================

                                                                                                      UNCONSOLIDATED
                            WEST COAST      SOUTHWEST        CENTRAL        FOREIGN         TOTAL     JOINT VENTURES
                            ----------------------------------------------------------------------------------------

Ending Backlog-Units

2000
   First                      2,092           2,366           3,449           1,566           9,473             211
   Second                     3,063           2,892           4,453           1,860          12,268             195
   Third                      2,920           2,597           4,700           1,898          12,115             195
   Fourth                     2,421           2,311           4,010           1,817          10,559             208
                            ========================================================================================

1999
   First                      1,925           2,208           3,887           1,196           9,216
   Second                     2,599           2,733           4,339           1,625          11,296
   Third                      2,630           2,600           4,123           1,456          10,809
   Fourth                     1,879           2,107           3,199           1,373           8,558             219
                            ========================================================================================

Ending Backlog-Value
  In thousands

2000
   First                 $  495,782      $  349,122      $  438,739      $  249,581      $1,533,224      $   38,824
   Second                   755,243         413,692         570,012         315,151       2,054,098          36,660
   Third                    737,912         377,324         607,767         310,240       2,033,243          35,880
   Fourth                   643,620         345,609         541,258         272,901       1,803,388          42,224
                            ========================================================================================

1999
   First                 $  449,993      $  305,339      $  454,944      $  196,028      $1,406,304
   Second                   613,466         389,458         524,065         270,229       1,797,218
   Third                    631,823         371,160         511,378         235,544       1,749,905
   Fourth                   457,439         299,520         396,962         228,213       1,382,134      $   33,945
                            ========================================================================================


Housing revenues totaled a record $3.77 billion in 2000, $3.73 billion in 1999 and $2.38 billion in 1998. In 2000, housing revenues increased 1.0% from 1999 as a result of a 1.1% increase in the average selling price as unit volume remained nearly flat with the prior year. In 1999, housing revenues were up 56.9% from 1998 as a result of a 47.4% increase in unit volume and a 6.5% rise in the average selling price.

Housing revenues from West Coast operations were $1.41 billion in 2000, down 9.5% from $1.56 billion in 1999 as a result of a 13.4% decrease in unit deliveries, partially offset by a 4.5% increase in the average selling price. West Coast housing operations generated 42.7% of domestic housing revenues in 2000, down from 46.8% in 1999 and 51.3% in 1998, mainly as a result of the Company's selective land investments in the region and the continued expansion of its Southwest and Central region operations. This marks a consistent trend of diversification of the Company's domestic operations outside of California since 1993. Housing revenues generated from the Company's Southwest region totaled $846.9 million in 2000, up 2.9% from $823.2 million in 1999, while the Central region posted housing revenues of $1.04 billion, up 10.4% from $945.4 million a year earlier. Both the Southwest and Central regions gained deliveries in 2000 with the Southwest up by 31 units and the Central region up by 303 units when compared to 1999. Housing revenues in the Southwest were up in 1999 from $351.5 million in 1998, as a result of both increased deliveries and a higher average selling price, partly due to acquisitions. In the Central region, housing revenues in 1999 rose from $684.3 million in 1998 as a result of expansion in both Colorado and Texas, including the full year impact of acquisitions completed during 1998. Operations in France generated housing revenues of $470.3 million in 2000, up 16.6% from $403.4 million in

1999, as a result of higher unit volume, partially offset by a lower average selling price. In 1998, housing revenues from operations in France totaled $240.0 million.

Company-wide, housing deliveries of 22,392 units in 2000 were virtually flat compared with 22,422 units in 1999 as a 2.6% decrease in U.S. deliveries was partially offset by a 20.4% increase in French deliveries. The decline in domestic deliveries reflected a 13.4% decrease in the West Coast region, partly offset by increases of .5% and 3.9% in the Southwest and Central regions, respectively. West Coast deliveries decreased to 5,476 units in 2000 from 6,323 units in 1999, primarily due to two factors. First, the re-focusing of the Company's West Coast operations, following the Lewis Homes acquisition, in keeping with the KB2000 operational business model resulted in fewer active communities in Northern California in 2000 as compared to 1999. Second, the strength of the Company's Southwest and Central region operations, which generally offer lower risk for less investment in land, has resulted in more stringent criteria guiding the Company's land investment decisions and has caused the Company to be more selective in its land investments in the West Coast region. Southwest operations delivered 5,832 units in 2000, up slightly from 5,801 units in 1999, despite a 4.9% decrease in the average number of active communities operated in this region. In the Central region, deliveries totaled 8,112 units in 2000, up from 7,809 units in 1999 as active communities in the region rose 4.2%. French deliveries increased to 2,967 units in 2000 from 2,465 units in 1999 as a result of expansion of these operations during 2000, partly through acquisitions.

Housing deliveries increased 47.4% to 22,422 units in 1999 from 15,213 units in 1998. This improvement reflected increases in U.S. and French deliveries of 47.0% and 53.2%, respectively. The increase in the number of domestic deliveries, partly due to acquisitions and partly due to organic growth, was comprised of a 30.2% year-over-year increase in units delivered in the West Coast region and increases of 112.5% and 30.8% in the Southwest and Central regions, respectively. West Coast deliveries rose to 6,323 units in 1999 from 4,858 units in 1998, reflecting a 34.4% increase in the average number of active communities in the state. Southwest operations delivered 5,801 units in 1999, up from 2,730 units in 1998 as the average number of active communities rose 105.0%. Deliveries from Central region operations rose to 7,809 units in 1999, up from 5,968 units in 1998 due to a 26.3% rise in the average number of active communities. Excluding the impact of acquisitions within the trailing twelve months, domestic deliveries rose 12.2% in 1999 from 1998. French deliveries increased 53.2% to 2,465 units in 1999 from 1,609 units in 1998, largely due to improved market conditions.

The Company-wide average new home price increased 1.1% in 2000, to $168,300 from $166,500 in 1999. The 1999 average had increased 6.5% from $156,400 in 1998. The increase in the average selling price in 2000 resulted from a higher domestic average selling price, partially offset by a lower average selling price in France.

In the West Coast region, the average selling price rose 4.5% in 2000 to $257,000 from $246,000 in 1999, which had increased 9.6% from $224,500 in 1998.
The average selling price in the Southwest region increased 2.3% to $145,200 in 2000, compared with $141,900 in 1999 and $128,800 in 1998. The Central region average selling price rose 6.2% to $128,600 in 2000 compared with $121,100 in 1999 and $114,700 in 1998. The West Coast average selling price increased only moderately due to a lower proportion of Northern California deliveries in 2000, which are generally higher priced than deliveries generated from Southern California operations. Domestic price increases in 1999 resulted from the inclusion of higher-priced deliveries from the Lewis Homes operations in California and Nevada, acquired early in 1999, and from selected increases in sales prices in certain markets due to favorable market conditions.

The Company's average selling price in France decreased to $158,500 in 2000 from $163,600 in 1999, which had increased from $149,200 in 1998. The average selling price in France decreased in 2000 primarily due to an increase in the proportion of deliveries generated from condominiums, which are typically priced below single-family detached homes, and the adverse foreign currency impact resulting from a weakening in the French franc versus the U.S. dollar. The French average selling price rose in 1999 primarily due to a change in the mix of deliveries and price appreciation in the French housing market.

Revenues from the development of commercial buildings, all located in metropolitan Paris, totaled $.8 million in 2000, $.7 million in 1999 and $1.5 million in 1998. After several years of de-emphasizing its commercial development operations in France due to French commercial market conditions, the Company currently anticipates a significant increase in this business in 2001, with revenues from these activities expected to range between $75.0 million and $90.0 million for the year, dependent upon continued favorable market conditions.

Land sale revenues totaled $100.5 million in 2000, $37.8 million in 1999 and $22.5 million in 1998. Generally, land sale revenues fluctuate with decisions to maintain or decrease the Company's land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company and prevailing market conditions. The significant increase in land sales in 2000 resulted from the Company's asset repositioning strategy, adopted in late 1999, which included the identification and sale of non-core assets.

OPERATING INCOME Operating income increased 11.4% to a new Company record of $288.6 million in 2000 from $259.1 million in 1999. The increase was primarily due to higher housing gross profits and lower selling, general and administrative expenses. Housing gross profits in 2000 increased 3.0% or $22.1 million to $743.7 million from $721.6 million in 1999. As a percentage of related revenues, housing gross profit margin was 19.7% in 2000, up from 19.3% in the prior year. The increase in the Company's housing gross margin resulted from several factors, including an improved pricing environment, generally favorable market conditions throughout the year, deeper execution of the KB2000 operational business model and the reduced impact related to purchase accounting associated with the 1999 acquisition of Lewis Homes. During 2000, the Company's housing gross profit margin showed sequential improvement each quarter and, in the fourth quarter reached 20.6%. Company-wide land sales generated a profit of $2.8 million in 2000, compared to a loss of $1.2 million in 1999.

Selling, general and administrative expenses decreased .7%, or $3.3 million in 2000, to $458.0 million. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses were 12.2% in 2000 compared to 12.4% in 1999. The improved ratio resulted from savings generated by the Company's cost-containment initiatives.

Operating income increased 74.3% to $259.1 million in 1999 from $148.7 million in 1998. This increase was primarily due to higher housing gross profits, resulting from higher unit volume, partially offset by increased selling, general and administrative expenses. Housing gross profits in 1999 increased 58.1% or $265.2 million to $721.6 million from $456.4 million in 1998. As a percentage of related revenues, housing gross profit margin was 19.3% in 1999, up from 19.2% in the prior year. This increase was primarily due to more efficient home designs and construction costs in KB2000 communities and overall improved market conditions, as well as market-driven price increases in selected communities, particularly in the West Coast region. Company-wide land sales produced losses of $1.2 million and $3.2 million in 1999 and 1998, respectively.

Selling, general and administrative expenses increased 51.5%, or $156.7 million to $461.3 million in 1999. As a percentage of housing revenues, however, selling, general and administrative expenses decreased .4 percentage points to 12.4% in 1999 from 12.8% in 1998. The improvement in the selling, general and administrative expense ratio was due to a strong increase in unit volume and reduced reliance on sales initiatives, partially offset by increased expenditures for information systems in support of the KB2000 operational business model and the Company's year 2000 compliance plan, and by goodwill amortization and other expenses related to the Lewis Homes transaction.

INTEREST INCOME AND EXPENSE Interest income, which is generated from short-term investments and mortgages receivable, amounted to $5.8 million in 2000, $7.8 million in 1999 and $5.7 million in 1998. The decrease in interest income in 2000 reflected lower interest bearing average balances of short-term investments and mortgages receivable compared to the same period a year ago. The increase in interest income in 1999 compared to 1998 primarily reflected an increase in the interest bearing average balance of mortgages receivable and a higher average balance of short-term investments.

Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. In 2000, interest expense, net of amounts capitalized, increased by $3.2 million to $31.5 million from $28.3 million in 1999. Gross interest incurred in 2000 was $16.2 million higher than that incurred in 1999, reflecting an increase in average indebtedness.

The percentages of interest capitalized in 2000 and 1999 were 66.6% and 63.7%, respectively. The amounts of interest capitalized as a percentage of gross interest incurred and distributions associated with the Company's outstanding Feline Prides were 57.3% in 2000 and 53.3% in 1999.

In 1999, interest expense, net of amounts capitalized, increased to $28.3 million from $23.3 million in 1998. Gross interest incurred in 1999 was $23.7 million higher than that incurred in 1998, reflecting an increase in average indebtedness, primarily as a result of the Lewis Homes acquisition and growth in the number of new communities in 1999.

The percentage of interest capitalized in 1999 increased from the 57.0% capitalized in 1998. The higher capitalization rate in 1999 resulted from the effect of the issuance of Feline Prides in the third quarter of 1998 and a higher proportion of land under development in 1999 compared to the previous year. The amount of interest capitalized as a percentage of gross interest incurred and distributions associated with the Feline Prides was 51.3% in 1998.

MINORITY INTERESTS Minority interests are comprised of two major components: pretax income of consolidated subsidiaries and joint ventures related to residential and commercial activities; and distributions associated with the Feline Prides issued in July 1998. Operating income was reduced by minority interests of $31.6 million in 2000, $29.4 million in 1999 and $7.0 million in 1998. Minority interests in 2000 included the impact of the Company's French IPO and $15.2 million in distributions related to the Feline Prides. In 1999 and 1998, minority interests included $15.2 million and $6.1 million, respectively, in distributions related to the Feline Prides. Increased joint venture activity contributed to the rise in minority interests from 1998 to 1999. In the aggregate, minority interests in 2001 are expected to remain at high levels due to ongoing joint venture activity and distributions associated with the Feline Prides.

EQUITY IN PRETAX INCOME OF UNCONSOLIDATED JOINT VENTURES The Company's unconsolidated joint venture activities were located in California, Nevada, New Mexico and France in 2000; California, Nevada, New Mexico, Texas and France in 1999; and New Mexico, Texas and France in 1998. These unconsolidated joint ventures posted combined revenues of $116.8 million in 2000, $13.9 million in 1999 and $17.7 million in 1998. Revenues from unconsolidated joint ventures increased in 2000 primarily due to the inclusion of a new domestic joint venture related to a Nevada community. All unconsolidated joint venture revenues in 2000 and 1999 were generated from residential properties. French commercial activities accounted for $6.5 million of the combined revenues in 1998. Unconsolidated joint ventures generated combined pretax income of $4.9 million in 2000, compared with pretax income of $3.6 million and $5.0 million in 1999 and 1998, respectively. The Company's share of pretax income from unconsolidated joint ventures totaled $2.9 million in 2000, $.2 million in 1999 and $1.2 million in 1998.

GAIN ON ISSUANCE OF FRENCH SUBSIDIARY STOCK The Company recognized a one-time gain of $39.6 million from the issuance of 5,314,327 common shares (including the over allotment option) by Kaufman & Broad S.A. ("KBSA"), the Company's wholly owned French subsidiary, in an initial public offering in the first quarter of 2000. The offering was made in France and elsewhere in Europe and was priced at 23 euros per share. KBSA is now listed on the Premier Marche of the ParisBourse. The offering generated total net proceeds of $113.1 million, of which $82.9 million was used by the Company to reduce its domestic debt and repurchase additional shares of its common stock. The remainder of the proceeds was used to fund internal and external growth of KBSA. The Company continues to own a majority interest in KBSA and will continue to consolidate these operations in its financial statements.

                                MORTGAGE BANKING

INTEREST INCOME AND EXPENSE The Company's mortgage banking operations provide financing principally to purchasers of homes sold by the Company's domestic housing operations through the origination of residential mortgages. Interest income is earned primarily from first mortgages and mortgage-backed securities held for long-term investment as collateral, while interest expense results from notes payable and the collateralized mortgage obligations. Interest income increased to a record $21.1 million in 2000 from $19.2 million in 1999 and $15.6 million in 1998. Interest expense rose to $19.4 million in 2000 from $16.9 million in 1999 and $15.0 million in 1998. In both 2000 and 1999, interest income increased primarily due to a higher balance of first mortgages held under commitments of sale and other receivables outstanding compared to the previous year.

Interest expense rose in both 2000 and 1999 due to a higher amount of notes payable outstanding compared to the prior year. Combined interest income and expense resulted in net interest income of $1.7 million in 2000, $2.3 million in 1999 and $.6 million in 1998. These differences reflect variations in mortgage production mix; movements in short-term versus long-term interest rates; and the amount, timing and rates of return on interim reinvestments of monthly principal amortization and prepayments.

OTHER MORTGAGE BANKING REVENUES Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent, mortgage servicing fees and insurance commissions, totaled $39.2 million in 2000, $45.0 million in 1999 and $30.8 million in 1998. The decrease in 2000 was primarily the result of lower gains on the sales of mortgages and servicing rights due to lower unit delivery volume. Interest rate increases during 2000, including a shift in product mix toward more variable rate loans, lower retention and the intensely competitive mortgage banking environment also contributed to the decrease. The increase in 1999 reflected higher gains on the sales of mortgages and servicing rights due to a higher volume of mortgage originations associated with increases in housing unit volume and improved retention in the United States.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses associated with mortgage banking operations increased to $17.2 million in 2000 from $11.6 million in 1999 and $9.9 million in 1998. The increase in general and administrative expenses in 2000 was primarily due to expansion of the operations. In 1999, general and administrative expenses increased primarily due to higher mortgage production volume.

SECONDARY MARKETING TRADING LOSS On August 31, 1999, the Company disclosed that it had discovered unauthorized mortgage loan trading activity by an employee of its mortgage banking subsidiary resulting in a pretax trading loss of $18.2 million ($11.8 million, or $.25 per diluted share, on an after-tax basis). It is normal practice for the Company's mortgage banking subsidiary to sell loans into the market that approximately match loan commitments to the Company's homebuyers. This practice is intended to hedge exposure to changes in interest rates that may occur until loans are sold to secondary market investors in the ordinary course of its business. The loss was the result of a single employee engaging in unauthorized mortgage loan trading largely unrelated to mortgage originations. The employee who conducted the unauthorized trading was terminated.

                                  INCOME TAXES

The Company recorded income tax expense of $87.7 million in 2000, $79.4 million in 1999 and $51.3 million in 1998. These amounts represented effective income tax rates of approximately 34.0% in 2000 (excluding the one-time gain on the issuance of French subsidiary stock) and 35.0% in both 1999 and 1998. The effective tax rate declined by 1.0 percentage point in 2000 as a result of greater utilization of tax credits. Pretax income for financial reporting purposes and taxable income for income tax purposes historically have differed primarily due to the impact of state income taxes, foreign tax rate differences, intercompany dividends and the use of tax credits.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. In 2000, operating, investing and financing activities provided net cash of $4.7 million; in 1999, these activities used net cash of $35.0 million.

Operating activities provided $64.5 million in 2000 while operating activities in 1999 provided $106.8 million. The Company's sources of operating cash in 2000 included earnings of $210.0 million, various noncash items deducted from net income and other operating items of $2.5 million. Partially offsetting these sources were investments in inventories of $96.1 million (excluding acquisitions and $25.1 million of inventories acquired through seller financing), a decrease in accounts payable, accrued expenses and other liabilities of $55.0 million, a decrease in receivables of $53.9 million and a gain on the issuance of French subsidiary stock of $39.6 million.

In 1999, the sources of operating cash included earnings of $147.5 million, an increase of $130.3 million in accounts payable, accrued expenses and other liabilities and various noncash items deducted from net income. The cash provided was partially offset by an increase of $184.1 million in receivables and an investment of $38.8 million in inventories (excluding the effect of acquisitions and $43.5 million of inventories acquired through seller financing).

Cash used by investing activities totaled $24.9 million in 2000 compared to $34.0 million in 1999. In 2000, $24.3 million, net of cash acquired, was used for acquisitions, $18.5 million was used for net purchases of property and equipment and $2.6 million was used for originations of mortgages held for long-term investment. Partially offsetting these uses were distributions related to investments in unconsolidated joint ventures of $13.9 million and proceeds of $6.6 million received from mortgage-backed securities, which were principally used to pay down collateralized mortgage obligations for which the mortgage-backed securities had served as collateral.

In 1999, cash used by investing activities included $19.2 million used for net purchases of property and equipment, $15.0 million used for investments in unconsolidated joint ventures, $11.6 million, net of cash acquired, used for acquisitions, and $2.8 million used for originations of mortgages held for long-term investment. Partially offsetting these uses were $14.6 million of proceeds received from mortgage-backed securities.

Financing activities in 2000 used $34.9 million of cash compared to $107.8 million used in 1999. In 2000, the Company's uses of cash included payments for repurchases of common stock of $169.2 million (excluding $78.0 million of common stock repurchased through the issuance of promissory notes), payments to minority interests of $20.1 million, cash dividend payments of $11.5 million and payments on collateralized mortgage obligations of $6.3 million. Partially offsetting these uses were proceeds from the issuance of French subsidiary stock of $113.1 million and net proceeds from borrowings of $59.1 million. The Company's financial leverage, as measured by the ratio of debt to total capital, net of invested cash, was 53.9% at the end of 2000 compared to 48.4% at the end of 1999. The ratio for 1999 was adjusted to reflect $.7 million of invested cash at November 30, 1999. The Company seeks to maintain its ratio of debt to total capital within a targeted range of 45% to 55%, and achieved this goal in 2000 despite executing stock repurchases of approximately $247.0 million during the year. The Company believes its debt to total capital ratio for 2000 reflects the impact of a strategic review of its assets and businesses initiated late in 1999.

Financing activities in 1999 used $81.9 million for the repurchase of common stock, $43.7 million for payments to minority interests, $14.2 million for cash dividend payments and $14.1 million for payments on collateralized mortgage obligations. Partially offsetting these uses was cash of $46.1 million provided from net proceeds from borrowings.

On January 4, 1999, the Company invested approximately $14.5 million to acquire the remaining 49.7% of the outstanding stock of General Homes, bringing its ownership interest to 100%. General Homes was a builder of single-family homes primarily in Houston, Texas. The investment was accounted for under the purchase method and the results of operations of General Homes were included in the Company's consolidated financial statements as of January 4, 1999. The investment was financed by borrowings under the Company's domestic unsecured revolving credit facility.

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

The 7.9 million shares of Company common stock issued in the acquisition were "restricted" shares and could not be resold without a registration statement or compliance with Rule 144 under the Securities Act of 1933 ("Rule 144"), which, among other things, limits the number of shares that may be resold in a given period. The Company originally agreed to file a registration statement for 6.0 million of those shares in three increments at the Lewis family's request from July 1, 2000 to July 1, 2002. On September 21, 2000, the Company instead repurchased 4.0 million of the shares issued in the acquisition from the Lewis holders at a price of $26.00 per share. In connection with the repurchase, the Lewis holders' registration rights for the first two increments were extinguished. In the period subsequent to the Company's repurchase, the Lewis holders sold most of the balance of their shares within the requirements of Rule 144.

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

During the year ended November 30, 2000, the Company's French subsidiary, KBSA, completed the acquisitions of four homebuilders in France. These companies were acquired for an aggregate purchase price of $33.5 million and were accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was $24.7 million and was allocated to goodwill. The Company is amortizing the goodwill on a straight-line basis over a period of ten years.

In 2000 and 1999, common stock repurchases made under the Company's share repurchase program, established in August 1999, totaled $247.0 million and $81.9, respectively. The Company repurchased approximately 10.7 million shares in 2000 and 3.8 million shares in 1999, thereby completing the purchase of all the 14.5 million shares of common stock previously authorized for repurchase by the Company's Board of Directors. Included in the 10.7 million shares repurchased during 2000 were 4.0 million shares, repurchased on September 21, 2000, which had been issued in the January 1999 acquisition of Lewis Homes.

In connection with its share repurchase program, on August 27, 1999, the Company established a grantor stock ownership trust (the "Trust") into which certain of the repurchased shares have been transferred. The Trust, administered by an independent trustee, acquires, holds and distributes the shares of common stock for the purpose of funding certain employee compensation and employee benefit obligations of the Company under its existing stock option, 401(k) and other employee benefit plans. The existence of the Trust has no impact on the amount of benefits or compensation that is paid under these plans.

For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders' equity in the consolidated balance sheet. The difference between the Trust share value and the fair market value on the date shares are released from the Trust, for the benefit of employees, will be included in additional paid-in capital. Common stock held in the Trust is not considered outstanding in the computation of earnings per share. The Trust held 8.8 million and 3.8 million shares of common stock at November 30, 2000 and 1999, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

External sources of financing for the Company's construction activities include its domestic unsecured credit facility, other domestic and foreign bank lines, third-party secured financings, and the public debt and equity markets. Substantial unused lines of credit remain available for the Company's future use, if required, principally through its domestic unsecured revolving credit facility. On October 6, 2000, the Company entered into a $725.0 million unsecured credit agreement (the "$725.0 million Unsecured Credit Facility"), consisting of a $564.0 million four-year committed revolving credit facility and a $161.0 million five-year term loan, which together replaced its previously existing revolving credit facility and Term Loan Agreement. This $725.0 million Unsecured Credit Facility could be expanded up to an aggregate total of $900.0 million if additional bank lending commitments are obtained. Interest on the $725.0 million Unsecured Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. Under the $725.0 million Unsecured Credit Facility, $725.0 million remained committed and $414.4 million was available for the Company's future use at November 30, 2000. In addition, the Company's French subsidiaries have lines of credit with various banks which totaled $207.8 million at November 30, 2000 and have various committed expiration dates through November 2003. Under these unsecured financing agreements, $82.7 million was available in the aggregate at November 30, 2000.

Depending upon available terms and its negotiating leverage related to specific market conditions, the Company also finances certain land acquisitions with purchase-money financing from land sellers and other third parties. At November 30, 2000, the Company had outstanding seller-financed notes payable of $29.8 million secured primarily by the underlying property which had a carrying value of $75.2 million.

On September 21, 2000, in connection with the repurchase of 4.0 million shares from the Lewis holders, the Company issued promissory notes (the "Shareholder Notes"), with an aggregate principal amount of $78.0 million, to the Lewis holders. Interest on the Shareholder Notes is accrued monthly at a rate of 6.6%. Under the terms of the notes, principal payments of $26.0 million plus accrued interest are due on January 4, 2001, June 7, 2001 and December 6, 2001.

On December 5, 1997, the Company filed a universal shelf registration statement (the "1997 Shelf Registration") with the Securities and Exchange Commission for up to $500.0 million of the Company's debt and equity securities. This universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, and/or warrants to purchase such securities. The registration was declared effective on December 16, 1997, and as of November 30, 2000 no securities had been issued thereunder.

On July 7, 1998, the Company, together with a KBHC Trust that is wholly owned by the Company, issued an aggregate of (i) 19.0 million Feline Prides, and (ii) 1.0 million KBHC Trust capital securities, with a $10 stated liquidation amount. The Feline Prides consisted of (i) 18.0 million Income Prides with the stated amount per Income Prides of $10, which are units comprised of a capital security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay to the holders certain unsecured contract adjustment payments, and (ii) 1.0 million Growth Prides with a face amount per Growth Prides equal to the $10 stated amount, which are units consisting of a 1/100th beneficial interest in a zero-coupon U.S. Treasury security and a stock purchase contract under which the holders will purchase common stock from the Company not later than August 16, 2001 and the Company will pay to the holders certain unsecured contract adjustment payments.

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

The Company uses its capital resources primarily for land purchases, land development and housing construction. The Company typically manages its investments in land by purchasing property under options and other types of conditional contracts whenever possible, and similarly controls its investment in housing inventories by emphasizing the pre-sale of homes over speculative construction and carefully managing the timing of the production process. The Company's backlog ratio (beginning backlog as a percentage of unit deliveries in the succeeding quarter) for the fourth quarter of 2000 was 174.0% versus 156.6% in the fourth quarter of 1999. During the 1990's, inventories became geographically more diverse, primarily as a result of the Company's extensive domestic expansion outside of the West Coast region. The Company continues to concentrate its housing operations in desirable areas within targeted growth markets, principally oriented toward entry-level and first-time move up purchasers.

The principal sources of liquidity for the Company's mortgage banking operations are internally generated funds from the sales of mortgages and related servicing rights. Mortgages originated by the mortgage banking operations are generally sold in the secondary market within 60 days of origination. External sources of financing for these operations include a $300.0 million revolving mortgage warehouse agreement (the "Mortgage Warehouse Facility") and a $250.0 million Master Loan and Security Agreement. On February 18, 2000, the Company's mortgage banking subsidiary renewed its Mortgage Warehouse Facility and increased the facility from $250.0 million. The Mortgage Warehouse Facility, which expires on February 18, 2003, provides for an annual fee based on the committed balance of the facility and provides for interest at either the London Interbank Offered Rate or the Federal Funds Rate plus an applicable spread on amounts borrowed. The Master Loan and Security Agreement was renewed on May 19, 2000 with an investment bank and was increased from $150.0 million. The agreement, which expires on May 18, 2001, provides for a facility fee based on the $250.0 million maximum amount available and provides for interest to be paid monthly at the Eurodollar Rate plus an applicable spread on amounts borrowed. The amounts outstanding under the Mortgage Warehouse Facility and the Master Loan and Security Agreement are secured by a borrowing base, which includes certain mortgage loans held under commitments of sale, and are repayable from sales proceeds. There are no compensating balance requirements under either facility. Both facilities include financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income.

Debt service on the Company's collateralized mortgage obligations is funded by receipts from mortgage-backed securities. Such funds are expected to be adequate to meet future debt-payment schedules for the collateralized mortgage obligations and therefore these securities have virtually no impact on the capital resources and liquidity of the mortgage banking operations.

The Company continues to benefit in all of its operations from the strength of its capital position, which has allowed it to maintain overall profitability during troubled economic times, finance domestic and international expansion, re-engineer product lines and diversify into new markets. Secure access to capital at competitive rates, among other reasons, should enable the Company to continue to grow and expand. As a result of its geographic diversification, the disciplines of the KB2000 operational business model and its strong capital position, the Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for the funds needed to acquire capital assets and land, to construct homes, to fund its mortgage banking operations, and to meet other needs of its business, both on a short and long-term basis.

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

                                SUBSEQUENT EVENT

On February 8, 2001, pursuant to the 1997 Shelf Registration, the Company issued $250.0 million of 9 1/2% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due February 15, 2011 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole or in part, at 104.750% of their principal amount beginning February 15, 2006, and thereafter at prices declining annually to 100% on and after February 15, 2009. Proceeds from the issuance of the notes were used to pay down bank borrowings.

                                     OUTLOOK

The Company's residential backlog at November 30, 2000 consisted of 10,559 units, representing aggregate future revenues of $1.80 billion. Both amounts established new year-end records, and reflected increases of 22.7% and 30.3%, respectively, when compared to the 8,558 units in residential backlog, representing aggregate future revenues of $1.38 billion, at year-end 1999. Company-wide net orders for the fourth quarter of 2000 totaled 5,312, up 9.1% from the comparable quarter of 1999.

The Company's domestic residential backlog at November 30, 2000 increased to $1.53 billion, up 32.6% from $1.15 billion at year-end 1999. On a unit basis, domestic backlog stood at 8,742 units at year-end 2000, up 21.7% from 7,185 units at year-end 1999. Improvement occurred in all domestic regions, reflecting generally good market conditions throughout the United States. The success of communities designed under the Company's KB2000 operational business model also contributed to the increase in total U.S. backlog levels. West Coast operations produced substantial year-over-year growth, with backlog at November 30, 2000 rising to $643.6 million on 2,421 units from $457.4 million on 1,879 units at November 30, 1999. Full-year results were tempered by an 8.8% decline in net orders from West Coast operations in the fourth quarter of 2000 to 1,198 units from 1,314 units in the fourth quarter of 1999. In Southwest operations, backlog value increased to $345.6 million on 2,311 units at November 30, 2000 from $299.5 million on 2,107 units at November 30, 1999. This improvement occurred despite the region's average number of active communities decreasing 4.9% compared to the prior year. Fourth quarter 2000 net orders in Southwest operations decreased 6.6% to 1,337 units from 1,431 units in the year-earlier period. In the Central region, backlog rose to $541.3 million on 4,010 units at November 30, 2000 from $397.0 million on 3,199 units at November 30, 2000. Fourth quarter 2000 net orders in Central operations increased 31.4% to 1,941 units from 1,477 units in the year-earlier period.

In France, residential backlog at November 30, 2000 totaled $272.9 million on 1,817 units, up 20.1% and 32.7%, respectively, from $227.2 million on 1,369 units at year-end 1999. French net orders increased 29.2% to 836 units in the fourth quarter of 2000 from 647 units in the year-earlier period. The value of the backlog associated with French commercial development activities totaled approximately $88.6 million at November 30, 2000, up from $1.7 million at year-end 1999, reflecting the Company's increasing level of activity.

Substantially all homes included in the year-end 2000 backlog are expected to be delivered during 2001. However, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

Company-wide net orders during the first two months of fiscal 2001 increased 18.2% from the comparable period of 2000. Domestic net orders during the two-month period increased 20.1%, reflecting increases of 34.2% and 33.8% in Southwest and Central operations, respectively, partially offset by a decrease of 12.5% in the West Coast region. In France, net orders for the first two months of fiscal 2001 increased 3.6% compared to the same period in 2000, reflecting the expansion of the French operations through acquisitions and new community openings. Full year Company-wide net order results could be further affected by current global or regional market uncertainties, mortgage interest rate volatility in France or the U.S., declines in consumer confidence in either country and/or other factors.

As a result of the Company's more selective land investment within the West Coast region and its continued domestic expansion outside of the region, the percentage of domestic unit deliveries generated from West Coast operations decreased to 28.2% in 2000 from 31.7% in 1999. On a housing revenue basis, these percentages were 42.7% in 2000 and 46.8% in 1999. In response to persistently weak conditions for new housing and general recessionary trends in the West Coast region during the first half of the 1990's and in order to spur growth, the Company diversified its business through aggressive expansion into other western states. Although the West Coast housing market has improved significantly since then, the Company has maintained a more selective approach to its land investments in keeping with its KB2000 operational business model.

The Company's Southwest and Central operations continued to experience growth in 2000. The Company has also achieved the most significant penetration of its KB2000 operational business model in these markets. The Company is seeking to continue to expand its Southwest and Central operations and continues to explore opportunities to enter new domestic markets as well as grow its businesses within existing markets.

The French housing market has continued to improve in recent years. In 2000, the Company's unit deliveries in France rose by 20.4% from the previous year as the Company expanded these operations, partly through acquisitions. French commercial activities are also likely to rebound in 2001 as the division reinvigorates its commercial business. The initial public offering of KBSA, completed in February 2000, has strengthened the French business by providing it with access to additional capital to support its growth.

While adhering to the disciplines of the KB2000 operational business model, the Company has leveraged the model with additional complementary initiatives, including strategies to establish and deepen its leading market positions and to identify new acquisition opportunities. The Company hopes to increase overall unit delivery growth in future years through these strategies. The Company's growth strategies include the expansion of existing operations to achieve optimal market volume levels, and the possible entry into new geographic markets through acquisitions. Growth in the Company's existing markets will be driven by the Company's ability to increase the average number of active communities through the continued successful implementation of its KB2000 operational business model.

As part of its strategy, the Company has made a commitment to pursue e-commerce opportunities through its recently formed subsidiary, e.KB, Inc. These efforts include continually improving its website, kbhome.com, to provide more information for consumers, utilizing its houseCALL center to support website efforts and selectively investing in related e-commerce businesses. The Company intends to continue to focus on e-commerce initiatives with the hope of reducing supply chain costs, building longer-term relationships with its customers and bringing new technology to its customers.

In August 2000, the Company announced that it had formed American CityVista, a joint venture with Henry Cisneros, former president of Univision Communications and former Secretary of the U.S. Department of Housing and Urban Development, now also a director of the Company. American CityVista will develop distinctive communities in urban in-fill areas where new residential development has not occurred in recent years. Working with the Company, American CityVista is expected to identify appropriate sites, plan neighborhoods, acquire and develop land, build homes and market them as competitively priced "villages within cities" that are designed to honor local tastes and traditions.

During 2000, the Company focused on the asset repositioning strategy that it announced in late 1999. As part of this strategy, the Company reviewed its assets and businesses for the purpose of monetizing non-strategic or marginal positions, and instituted more stringent criteria for land acquisitions. The Company's asset repositioning activities during 2000 included the partial IPO of its French subsidiary and various land sales. A majority of the land assets originally identified through the asset repositioning strategy as non-core were sold as of November 30, 2000. The asset repositioning initiatives were intended to increase cash flows available to reduce debt and/or repurchase additional stock, or possibly to fund future acquisitions.

In January 2001, the Company announced that it was changing its name to "KB Home." This new name, which resulted from homebuyer input, is intended to convey the Company's strong customer focus and its commitment to helping homebuyers realize their dream of home ownership.

Based on its current projections, the Company expects to establish its fourth consecutive year of record earnings per share in fiscal 2001. However, this goal could be materially affected by various risk factors, such as changes in general economic conditions, either nationally, in the U.S. or France, or in the localized regions in which the Company operates; changes in job growth or employment levels; a downturn in the economy's pace; changes in home mortgage interest rates or consumer confidence, among other things. The Company is proceeding with caution into 2001 as recent economic data indicates an overall slowing in the economy. The Conference Board recently reported that U.S. consumer confidence in December 2000 sank to its lowest level in two years. The Federal Reserve, in its recent decision to cut the federal funds rate, also cited a variety of cautionary factors, including weakening sales and production, falling consumer confidence, skittish financial markets and high energy prices. The Company will closely monitor overall economic trends in 2001 while remaining focused on the effective management of its business units, using the KB2000 principles, to minimize the impact of any sustained economic slowdown.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, national or regional changes in general economic conditions, employment levels, costs of homebuilding material and labor, home mortgage and other interest rates, the secondary market for mortgage loans, competition, currency exchange rates as they affect the Company's operations in France, consumer confidence, government regulation or restrictions on real estate development, capital or credit market conditions affecting the Company's cost of capital; the availability and cost of land in desirable areas, environmental factors, governmental regulations, unanticipated violations of Company policy, property taxes, and unanticipated delays in the Company's operations.

                       consolidated statements of income

                                                                            YEARS ENDED NOVEMBER 30,
                                                                 -----------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                               2000              1999              1998
                                                                 -----------------------------------------------
TOTAL REVENUES                                                   $ 3,930,858       $ 3,836,295       $ 2,449,362
                                                                 ===============================================
Construction:
   Revenues                                                      $ 3,870,488       $ 3,772,121       $ 2,402,966
   Construction and land costs                                    (3,123,869)       (3,051,698)       (1,949,729)
   Selling, general and administrative expenses                     (458,010)         (461,316)         (304,565)
                                                                 -----------------------------------------------

      Operating income                                               288,609           259,107           148,672
   Interest income                                                     5,782             7,806             5,674
   Interest expense, net of amounts capitalized                      (31,479)          (28,340)          (23,341)
   Minority interests                                                (31,640)          (29,392)           (7,002)
   Equity in pretax income of unconsolidated joint ventures            2,926               224             1,151
   Gain on issuance of French subsidiary stock                        39,630
                                                                 -----------------------------------------------
   Construction pretax income                                        273,828           209,405           125,154
Mortgage banking:
   Revenues:
      Interest income                                                 21,130            19,186            15,569
      Other                                                           39,240            44,988            30,827
                                                                 -----------------------------------------------
                                                                      60,370            64,174            46,396
   Expenses:
      Interest                                                       (19,374)          (16,941)          (15,046)
      General and administrative                                     (17,164)          (11,614)           (9,937)
      Secondary marketing trading loss                                                 (18,155)
                                                                 -----------------------------------------------
      Mortgage banking pretax income                                  23,832            17,464            21,413
                                                                 -----------------------------------------------
Total pretax income                                                  297,660           226,869           146,567
Income taxes                                                         (87,700)          (79,400)          (51,300)
                                                                 -----------------------------------------------
NET INCOME                                                       $   209,960       $   147,469       $    95,267
                                                                 ===============================================
BASIC EARNINGS PER SHARE                                         $      5.39       $      3.16       $      2.41
                                                                 ===============================================
DILUTED EARNINGS PER SHARE                                       $      5.24       $      3.08       $      2.32
                                                                 ===============================================


See accompanying notes.

                           consolidated balance sheets

                                                                                                  NOVEMBER 30,
                                                                                         -----------------------------
IN THOUSANDS, EXCEPT SHARES                                                                  2000              1999
                                                                                         -----------------------------
ASSETS
Construction:
   Cash and cash equivalents                                                             $    21,385       $    15,576
   Trade and other receivables                                                               294,760           205,847
   Mortgages and notes receivable                                                             11,821            58,702
   Inventories                                                                             1,657,401         1,521,265
   Investments in unconsolidated joint ventures                                               10,407            21,290
   Deferred income taxes                                                                      73,842            99,519
   Goodwill                                                                                  202,177           205,618
   Other assets                                                                               89,975            86,259
                                                                                         -----------------------------
                                                                                           2,361,768         2,214,076
                                                                                         -----------------------------
Mortgage banking:
   Cash and cash equivalents                                                                  11,696            12,791
   Receivables:
      First mortgages and mortgage-backed securities                                          43,137            47,080
      First mortgages held under commitments of sale and other receivables                   403,165           386,076
   Other assets                                                                                9,155             4,212
                                                                                         -----------------------------
                                                                                             467,153           450,159
                                                                                         -----------------------------
TOTAL ASSETS                                                                             $ 2,828,921       $ 2,664,235
                                                                                         =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Construction:
   Accounts payable                                                                      $   311,537       $   328,528
   Accrued expenses and other liabilities                                                    201,672           222,855
   Mortgages and notes payable                                                               987,980           813,424
                                                                                         -----------------------------
                                                                                           1,501,189         1,364,807
                                                                                         -----------------------------
Mortgage banking:
   Accounts payable and accrued expenses                                                      11,135             9,711
   Notes payable                                                                             385,294           377,666
   Collateralized mortgage obligations secured by mortgage-backed securities                  29,928            36,219
                                                                                         -----------------------------
                                                                                             426,357           423,596
                                                                                         -----------------------------
Minority interests:
   Consolidated subsidiaries and joint ventures                                               56,866             9,499
   Company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely debentures of the Company                                         189,750           189,750
                                                                                         -----------------------------
                                                                                             246,616           199,249
                                                                                         -----------------------------
Stockholders' equity:
   Preferred stock - $1.00 par value; authorized, 10,000,000 shares: none outstanding Common stock - $1.00 par value; authorized, 100,000,000 shares;
   44,397,243 and 48,090,615 shares outstanding at November 30, 2000 and 1999,
   respectively                                                                               44,397            48,091
   Paid-in capital                                                                           240,761           335,324
   Retained earnings                                                                         598,374           376,626
   Accumulated other comprehensive income                                                     (9,564)           (1,584)
   Grantor stock ownership trust, at cost: 8,782,252 shares and 3,750,100 shares at
      November 30, 2000 and 1999, respectively                                              (190,872)          (81,874)
   Treasury stock, at cost: 1,448,100 shares at November 30, 2000                            (28,337)
                                                                                         -----------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                             654,759           676,583
                                                                                         -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 2,828,921       $ 2,664,235
                                                                                         =============================


See accompanying notes.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 NUMBER OF SHARES
                                        ---------------------------------
                                                      GRANTOR
IN THOUSANDS                                           STOCK
YEARS ENDED NOVEMBER 30,                COMMON       OWNERSHIP    TREASURY      COMMON          PAID-IN
2000, 1999 AND 1998                      STOCK         TRUST        STOCK        STOCK          CAPITAL
                                        ----------------------------------------------------------------------
Balance at November 30, 1997            38,997                                 $ 38,997       $ 186,086
                                        ----------------------------------------------------------------------
Comprehensive income:
  Net income
  Foreign currency translation
    adjustments
  Total comprehensive income
Dividends on common stock
Exercise of employee stock
  options                                  995                                      995          15,699
Company obligated mandatorily
  redeemable preferred securities
  of subsidiary trust holding
  solely debentures of the
  Company - contract
  adjustment payments and
  issuance costs                                                                                 (8,265)
                                        ----------------------------------------------------------------------
Balance at November 30, 1998            39,992                                   39,992         193,520
                                        ----------------------------------------------------------------------
Comprehensive income:
  Net income
  Foreign currency translation
    adjustments
  Total comprehensive income
Dividends on common stock
Exercise of employee stock
  options                                  212                                      212           3,686
Issuance of common stock
  related to an acquisition              7,887                                    7,887         138,118
Grantor stock ownership trust                        (3,750)
                                        ----------------------------------------------------------------------
Balance at November 30, 1999            48,091       (3,750)                     48,091         335,324
                                        ----------------------------------------------------------------------
Comprehensive income:
  Net income
  Foreign currency translation
    adjustments
  Total comprehensive income
Dividends on common stock
Exercise of employee stock
  options                                  306                                      306           5,445
Common stock purchased and
  retired                               (4,000)                                  (4,000)       (100,000)
Grantor stock ownership trust                        (5,032)                                         (8)
Treasury stock                                                    (1,448)
Issuance of French
  subsidiary stock
                                        ----------------------------------------------------------------------
Balance at November 30, 2000            44,397       (8,782)      (1,448)      $ 44,397       $ 240,761
                                        ======================================================================




                                                      ACCUMULATED       GRANTOR
IN THOUSANDS                                             OTHER           STOCK                         TOTAL
YEARS ENDED NOVEMBER 30,                 RETAINED    COMPREHENSIVE     OWNERSHIP      TREASURY     STOCKHOLDERS'
2000, 1999 AND 1998                      EARNINGS        INCOME          TRUST          STOCK          EQUITY
                                        ------------------------------------------------------------------------
Balance at November 30, 1997            $ 159,960       $(1,987)                                     $ 383,056
                                        ------------------------------------------------------------------------
Comprehensive income:
  Net income                               95,267                                                       95,267
  Foreign currency translation
    adjustments                                            (370)                                          (370)
                                                                                                      --------
  Total comprehensive income                                                                            94,897
Dividends on common stock                 (11,871)                                                     (11,871)
Exercise of employee stock
  options                                                                                               16,694
Company obligated mandatorily
  redeemable preferred securities
  of subsidiary trust holding
  solely debentures of the
  Company - contract
  adjustment payments and
  issuance costs                                                                                        (8,265)
                                        ------------------------------------------------------------------------
Balance at November 30, 1998              243,356        (2,357)                                       474,511
                                        ------------------------------------------------------------------------
Comprehensive income:
  Net income                              147,469                                                      147,469
  Foreign currency translation
    adjustments                                             773                                            773
                                                                                                      --------
  Total comprehensive income                                                                           148,242
Dividends on common stock                 (14,199)                                                     (14,199)
Exercise of employee stock
  options                                                                                                3,898
Issuance of common stock
  related to an acquisition                                                                            146,005
Grantor stock ownership trust                                         $ (81,874)                       (81,874)
                                        ------------------------------------------------------------------------
Balance at November 30, 1999              376,626        (1,584)        (81,874)                       676,583
                                        ------------------------------------------------------------------------
Comprehensive income:
  Net income                              209,960                                                      209,960
  Foreign currency translation
    adjustments                                          (7,980)                                        (7,980)
                                                                                                      --------
  Total comprehensive income                                                                           201,980
Dividends on common stock                 (11,465)                                                     (11,465)
Exercise of employee stock
  options                                                                                                5,751
Common stock purchased and
  retired                                                                                             (104,000)
Grantor stock ownership trust                                          (108,998)                      (109,006)
Treasury stock                                                                        $(28,337)        (28,337)
Issuance of French
  subsidiary stock                         23,253                                                       23,253
                                        ------------------------------------------------------------------------
Balance at November 30, 2000            $ 598,374       $(9,564)      $(190,872)      $(28,337)      $ 654,759
                                        ========================================================================


See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             YEARS ENDED NOVEMBER 30,
                                                                                   ------------------------------------------
IN THOUSANDS                                                                          2000            1999             1998
                                                                                   ------------------------------------------
Cash flows from operating activities:
   Net income                                                                      $ 209,960       $ 147,469       $  95,267
   Adjustments to reconcile net income to net cash provided (used) by operating activities:
         Equity in pretax income of unconsolidated joint ventures                     (2,926)           (224)         (1,151)
         Minority interests                                                           31,640          29,392           7,002
         Gain on issuance of French subsidiary stock                                 (39,630)
         Amortization of discounts and issuance costs                                  1,012           1,501           1,882
         Depreciation and amortization                                                41,298          38,251          16,178
         Provision for deferred income taxes                                          25,677         (25,913)            474
         Change in assets and liabilities, net of effects from acquisitions:
            Receivables                                                              (53,935)       (184,116)        (50,040)
            Inventories                                                              (96,078)        (38,761)       (125,719)
            Accounts payable, accrued expenses and other liabilities                 (54,970)        130,257          51,283
            Other, net                                                                 2,496           8,911          (8,025)
                                                                                   ------------------------------------------
Net cash provided (used) by operating activities                                      64,544         106,767         (12,849)
                                                                                   ------------------------------------------
Cash flows from investing activities:
   Acquisitions, net of cash acquired                                                (24,292)        (11,646)       (162,818)
   Investments in unconsolidated joint ventures                                       13,885         (15,022)          2,214
   Net sales (originations) of mortgages held for long-term investment                (2,645)         (2,756)          1,686
   Payments received on first mortgages and mortgage-backed securities                 6,615          14,629          12,933
   Purchases of property and equipment, net                                          (18,500)        (19,160)        (15,859)
                                                                                   ------------------------------------------
Net cash used by investing activities                                                (24,937)        (33,955)       (161,844)
                                                                                   ------------------------------------------
Cash flows from financing activities:
   Net proceeds from credit agreements and other short-term borrowings                84,984         119,425          63,187
   Issuance of French subsidiary stock                                               113,118
   Proceeds from Company obligated mandatorily redeemable preferred
      securities of subsidiary trust holding solely debentures of the Company                                        183,057
   Payments on collateralized mortgage obligations                                    (6,312)        (14,098)        (12,324)
   Payments on mortgages, land contracts and other loans                             (25,857)        (73,329)        (45,239)
   Payments to minority interests                                                    (20,133)        (43,723)         (7,006)
   Payments of cash dividends                                                        (11,465)        (14,199)        (11,871)
   Repurchases of common stock                                                      (169,228)        (81,874)
                                                                                   ------------------------------------------
Net cash provided (used) for financing activities                                    (34,893)       (107,798)        169,804
                                                                                   ------------------------------------------
Net increase (decrease) in cash and cash equivalents                                   4,714         (34,986)         (4,889)
Cash and cash equivalents at beginning of year                                        28,367          63,353          68,242
                                                                                   ------------------------------------------
Cash and cash equivalents at end of year                                           $  33,081       $  28,367       $  63,353
                                                                                   ==========================================
Supplemental disclosures of cash flow information:
   Interest paid, net of amounts capitalized                                       $  50,042       $  43,014       $  37,915
   Income taxes paid                                                                  40,818          64,554          40,521
                                                                                   ==========================================
Supplemental disclosures of noncash activities:
   Cost of inventories acquired through seller financing                           $  25,054       $  43,529       $  29,911
   Issuance of promissory notes to repurchase common stock                            78,000
   Issuance of common stock related to an acquisition                                                146,005
   Debt assumed related to an acquisition                                                            303,239
                                                                                   ==========================================


See accompanying notes.

                   notes to consolidated financial statements




               NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS KB Home (the "Company") is a regional builder of single-family homes with domestic operations throughout the western United States, and international operations in France. The Company also develops commercial and high-density residential projects in France. Through its mortgage banking subsidiary, Kaufman and Broad Mortgage Company, the Company provides mortgage banking services to its domestic homebuyers.

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

CASH AND CASH EQUIVALENTS The Company considers all highly liquid debt instruments and other short-term investments purchased with a maturity of three months or less to be cash equivalents. As of November 30, 2000 and 1999, the Company's cash equivalents totaled $1,830,000 and $704,000, respectively.

FOREIGN CURRENCY TRANSLATION Results of operations for foreign entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded in stockholders' equity as foreign currency translation adjustments.

CONSTRUCTION OPERATIONS Housing and other real estate sales are recognized when title passes to the buyer and all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. In France, revenues from development and construction of single-family detached homes, condominiums and commercial buildings, under long-term contracts with individual investors who own the land, are recognized using the percentage of completion method, which is generally based on costs incurred as a percentage of estimated total costs of individual projects. Revenues recognized in excess of amounts collected are classified as receivables. Amounts received from buyers in excess of revenues recognized, if any, are classified as other liabilities.

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

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized by the Company over periods ranging from five to ten years using the straight-line method. Accumulated amortization was $79,756,000 and $52,765,000 at November 30, 2000 and 1999, respectively. In the event that facts and circumstances indicate that the carrying value of goodwill may be impaired, an evaluation of recoverability would be performed. If an evaluation were required, the estimated future undiscounted cash flows associated with the goodwill would be compared to its carrying amount to determine if a write-down to fair value or discounted cash flow is required.

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

SECONDARY MARKETING TRADING LOSS On August 31, 1999, the Company disclosed that it had discovered unauthorized mortgage loan trading activity by an employee of its mortgage banking subsidiary resulting in a pretax trading loss of $18,155,000 ($11,755,000, or $.25 per diluted share, on an after-tax basis). It is normal practice for the Company's mortgage banking subsidiary to sell loans into the market that approximately match loan commitments to the Company's homebuyers. This practice is intended to hedge exposure to changes in interest rates that may occur until loans are sold to secondary market investors in the ordinary course of business. The loss was the result of a single employee engaging in unauthorized mortgage loan trading largely unrelated to mortgage originations. The employee who conducted the unauthorized trading was terminated.

STOCK OPTIONS The Company's employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25").

INCOME TAXES Income taxes are provided for at rates applicable in the countries in which the income is earned. Provision is made currently for United States federal income taxes on earnings of foreign subsidiaries that are not expected to be reinvested indefinitely.

EARNINGS PER SHARE Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts. The following table presents a reconciliation of average shares outstanding:


                                                            YEARS ENDED NOVEMBER 30,
                                                         -------------------------------
IN THOUSANDS                                               2000        1999        1998
                                                         -------------------------------
Basic average shares outstanding                         38,931      46,730      39,553
Net effect of stock options assumed to be exercised       1,138       1,101       1,480
                                                         -------------------------------
Diluted average shares outstanding                       40,069      47,831      41,033
                                                         ===============================


SEGMENT INFORMATION In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company identified two reportable segments: construction and mortgage banking. The Company's construction segment consists primarily of domestic and foreign homebuilding operations. The Company's construction operations are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to the first-time homebuyer. Domestically, the Company currently sells homes in six western states. Internationally, the Company operates in France. The Company also builds commercial projects and high-density residential properties, such as condominium complexes, in France. The Company's mortgage banking operations provide mortgage banking services to the Company's domestic homebuyers. The mortgage banking segment originates, processes and sells mortgages to third-party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

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

RECENT ACCOUNTING PRONOUNCEMENTS Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), was issued in June 1998. This statement addresses the accounting for and disclosure of derivative instruments, including derivative instruments imbedded in other contracts, and hedging activities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change is recognized in earnings. Management has analyzed the implementation requirements and does not anticipate that the adoption of the new statement as of December 1, 2000 will have a significant effect on the earnings or financial position of the Company.

The Company manages its interest rate market risk on mortgage loans held for sale and its estimated future commitments to originate and close mortgage loans at fixed prices through the use of mandatory forward commitments to sell mortgage-backed securities and best-efforts whole loan delivery commitments. The Company estimates the portion of the locked mortgage loan pipeline that is expected to close in order to determine the amount of hedging instruments. These hedging instruments are effective as hedges for interest rate market risk on mortgage loans held for sale and estimated future commitments. Accordingly, gains and losses are deferred until the ultimate disposition of the contract. As of November 30, 2000 and 1999, the Company had approximately $512,000,000 and $378,000,000, respectively, of mandatory forward commitments outstanding.

RECLASSIFICATIONS Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2000 presentation.

                   NOTE 2. ISSUANCE OF FRENCH SUBSIDIARY STOCK

On February 7, 2000, Kaufman & Broad S.A. ("KBSA"), the Company's wholly owned French subsidiary, issued 5,314,327 common shares (including the over-allotment option) in an initial public offering. The offering was made in France and elsewhere in Europe and was priced at 23 euros per share. KBSA is now listed on the Premier Marche of the ParisBourse. The offering generated total net proceeds of $113,100,000, of which $82,900,000 was used by the Company to reduce its domestic debt and repurchase additional shares of its common stock. The remainder of the proceeds was used to fund internal and external growth of KBSA. The Company recognized a gain of $39,630,000, or $.99 per diluted share as a result of the offering. The Company continues to own a majority interest in KBSA and will continue to consolidate these operations in its financial statements.

                              NOTE 3. ACQUISITIONS

Effective January 7, 1999, the Company acquired substantially all of the homebuilding assets of the Lewis Homes group of companies ("Lewis Homes"). Lewis Homes was engaged in the acquisition, development and sale of residential real estate in California and Nevada. The purchase price for Lewis Homes was approximately $449,244,000, comprised of the assumption of approximately $303,239,000 in debt and the issuance of 7,886,686 shares of the Company's common stock valued at approximately $146,005,000. The purchase price was based on the December 31, 1998 net book values of the entities purchased. The excess of the purchase price over the estimated fair value of net assets acquired was $177,600,000 and was allocated to goodwill. The Company is amortizing the goodwill on a straight-line basis over a period of ten years. Under the terms of the purchase agreement, a Lewis family member was also appointed to the Company's Board of Directors.

The 7,886,686 shares of Company common stock issued in the acquisition were "restricted" shares and could not be resold without a registration statement or compliance with Rule 144 under the Securities Act of 1933 ("Rule 144"), which, among other things, limits the number of shares that may be resold in a given period. The Company originally agreed to file a registration statement for 6,000,000 of those shares in three increments at the Lewis family's request from July 1, 2000 to July 1, 2002. On September 21, 2000, the Company instead repurchased 4,000,000 of the shares issued in the acquisition from the Lewis holders at a price of $26.00 per share. In connection with the repurchase, the Lewis holders' registration rights for the first two increments were extinguished. In the period subsequent to the Company's repurchase, the Lewis holders sold most of the balance of their shares within the requirements of Rule
144. In connection with the acquisition of Lewis Homes, the Company obtained a $200,000,000 unsecured term loan agreement with various banks (the "Term Loan Agreement") to refinance certain debt assumed. The Company used borrowings under its existing domestic unsecured revolving credit facility to refinance certain other debt assumed in the Lewis Homes acquisition.

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

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition of Lewis Homes had occurred as of December 1, 1998 with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects:


IN THOUSANDS, EXCEPT PER SHARE AMOUNTS
YEAR ENDED NOVEMBER 30,                             1999
                                              -----------
Total revenues                                $3,919,247
Total pretax income                              231,384
Net income                                       150,384
Basic earnings per share                            3.16
Diluted earnings per share                          3.09
                                              ===========


This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of December 1, 1998, nor are they necessarily indicative of future operating results.

During the year ended November 30, 2000, the Company's French subsidiary, KBSA, completed the acquisitions of four homebuilders in France. These companies were acquired for an aggregate purchase price of $33,516,000 and were accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was $24,745,000 and was allocated to goodwill. The Company is amortizing the goodwill on a straight-line basis over a period of ten years. The pro forma results for 2000 and 1999, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

                               NOTE 4. RECEIVABLES

CONSTRUCTION Trade receivables amounted to $213,197,000 and $138,250,000 at November 30, 2000 and 1999, respectively. Included in these amounts are unbilled receivables due from buyers on French single-family detached home, condominium and commercial building sales accounted for using the percentage of completion method totaling $161,658,000 at November 30, 2000 and $97,264,000 at November 30, 1999. The buyers are contractually obligated to remit payments against their unbilled balances. Other receivables of $81,563,000 at November 30, 2000 and $67,597,000 at November 30, 1999 included escrow deposits and amounts due from municipalities and utility companies.

At November 30, 2000 and 1999, receivables were net of allowances for doubtful accounts of $10,152,000 and $16,578,000, respectively.

MORTGAGE BANKING First mortgages and mortgage-backed securities consisted of loans of $11,734,000 at November 30, 2000 and $9,089,000 at November 30, 1999
and mortgage-backed securities of $31,403,000 and $37,991,000 at November 30, 2000 and 1999, respectively. The mortgage-backed securities serve as collateral for related collateralized mortgage obligations. The properties covered by the mortgages underlying the mortgage-backed securities are single-family residences. Issuers of the mortgage-backed securities are the Government National Mortgage Association and Fannie Mae. The first mortgages and mortgage-backed securities bore interest at an average rate of 8 3/8% at both November 30, 2000 and 1999 (with rates ranging from 7% to 12% in both 2000 and 1999).

The Company's mortgage-backed securities held for long-term investment have been classified as held-to-maturity and are stated at amortized cost, adjusted for amortization of discounts and premiums to maturity. Such amortization is included in interest income. The total gross unrealized gains and gross unrealized losses on the mortgage-backed securities were $600,000 and $0, respectively at November 30, 2000 and $685,000 and $0, respectively at November 30, 1999.

First mortgages held under commitments of sale and other receivables consisted of first mortgages held under commitments of sale of $389,494,000 at November 30, 2000 and $376,377,000 at November 30, 1999 and other receivables of $13,671,000 and $9,699,000 at November 30, 2000 and 1999, respectively. The first mortgages held under commitments of sale bore interest at an average rate of 7 1/2% at both November 30, 2000 and 1999. The balance in first mortgages held under commitments of sale and other receivables fluctuates significantly during the year and typically reaches its highest level at quarter-ends, corresponding to the Company's home and mortgage delivery activity.

                               NOTE 5. INVENTORIES

Inventories consisted of the following:

                                                               NOVEMBER 30,
                                                     ---------------------------
IN THOUSANDS                                               2000             1999
                                                     ---------------------------
Homes, lots and improvements in production           $1,115,824       $1,063,505
Land under development                                  541,577          457,760
                                                     ---------------------------
   Total inventories                                 $1,657,401       $1,521,265
                                                     ===========================


Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred.

The impact of capitalizing interest costs on consolidated pretax income is as follows:


                                                         YEARS ENDED NOVEMBER 30,
                                                 ---------------------------------------
IN THOUSANDS                                       2000           1999           1998
                                                 ---------------------------------------
Interest incurred                                $ 94,201       $ 78,041       $ 54,299
Interest expensed                                 (31,479)       (28,340)       (23,341)
                                                 ---------------------------------------
Interest capitalized                               62,722         49,701         30,958
Interest amortized                                (40,679)       (44,257)       (30,752)
                                                 ---------------------------------------
   Net impact on consolidated pretax income      $ 22,043       $  5,444       $    206
                                                 =======================================

              NOTE 6. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

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


                                                   NOVEMBER 30,
                                              ---------------------
IN THOUSANDS                                    2000         1999
                                              ---------------------
Cash                                          $ 9,151      $ 3,386
Receivables                                    11,440        4,914
Inventories                                    36,100       82,021
Other assets                                      166          377
                                              ---------------------
   Total assets                               $56,857      $90,698
                                              =====================
Mortgages and notes payable                   $17,522      $30,988
Other liabilities                              14,936       11,111
Equity of:
   The Company                                 10,407       21,290
   Others                                      13,992       27,309
                                              ---------------------
   Total liabilities and equity               $56,857      $90,698
                                              =====================


The joint ventures finance land and inventory investments primarily through a variety of borrowing arrangements. The Company typically does not guarantee these financing arrangements.


                                                      YEARS ENDED NOVEMBER 30,
                                             -----------------------------------------
IN THOUSANDS                                      2000           1999           1998
                                             -----------------------------------------
Revenues                                     $ 116,837       $ 13,889       $ 17,657
Cost of sales                                  (85,383)        (9,842)       (12,245)
Other expenses, net                            (26,533)          (426)          (384)
                                             -----------------------------------------
   Total pretax income                       $   4,921       $  3,621       $  5,028
                                             -----------------------------------------
   The Company's share of pretax income      $   2,926       $    224       $  1,151
                                             =========================================


The Company's share of pretax income includes management fees earned from the unconsolidated joint ventures.

                       NOTE 7. MORTGAGES AND NOTES PAYABLE

CONSTRUCTION Mortgages and notes payable consisted of the following (interest rates are as of November 30):


                                                                                               NOVEMBER 30,
                                                                                        -----------------------
IN THOUSANDS                                                                               2000          1999
                                                                                        -----------------------
Unsecured domestic borrowings with banks under a revolving credit agreement
   (7 7/8% in 2000 and 6 3/8% in 1999)                                                  $120,000      $ 50,000
Other unsecured domestic borrowings with banks due within one year
   (6 3/8% to 6 1/2% in 1999)                                                                            9,000
Unsecured French borrowings (5 4/5% to 6 1/2% in 2000 and 3 3/4% to 7% in 1999)          125,135        49,940
Term loan borrowings (8 3/8% in 2000 and 6 7/8% in 1999)                                 160,950       200,000
Shareholder notes (6 3/5% in 2000)                                                        78,000
Mortgages and land contracts due to land sellers and other loans
   (4 1/4% to 10 1/2% in 2000 and 7% to 10 1/4% in 1999)                                  29,780        30,583
Senior notes due 2004 at 7 3/4%                                                          175,000       175,000
Senior subordinated notes due 2003 at 9 3/8%                                             174,534       174,370
Senior subordinated notes due 2006 at 9 5/8%                                             124,581       124,531
                                                                                        -----------------------
   Total mortgages and notes payable                                                    $987,980      $813,424
                                                                                        =======================


On January 7, 1999, in connection with the acquisition of Lewis Homes, the Company obtained a $200,000,000 Term Loan Agreement to refinance certain debt assumed. The Term Loan Agreement provided for three payments of $25,000,000, due on January 31, 2000, April 30, 2000 and July 31, 2000, with the remaining principal balance due on April 30, 2001. Interest was payable monthly at the London Interbank Offered Rate plus an applicable spread. Under the terms of the Term Loan Agreement, the Company was required, among other things, to maintain certain financial statement ratios and a minimum net worth and was subject to limitations on acquisitions, inventories and indebtedness. The financing obtained under the Term Loan Agreement did not affect the amounts available under the Company's pre-existing borrowing arrangements.

On October 6, 2000, the Company entered into a $725,000,000 unsecured credit agreement (the "$725,000,000 Unsecured Credit Facility"), consisting of a $564,050,000 four-year committed revolving credit facility and a $160,950,000 five-year term loan, which together replaced its previously existing revolving credit facility and Term Loan Agreement. The $725,000,000 Unsecured Credit Facility could be expanded up to an aggregate total of $900,000,000 if additional bank lending commitments are obtained. Interest on the $725,000,000 Unsecured Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed.

The Company's French subsidiaries have lines of credit with various banks which totaled $207,824,000 at November 30, 2000 and have various committed expiration dates through November 2003. These lines of credit provide for interest on borrowings at either the French Federal Funds Rate or the Paris Interbank Offered Rate plus an applicable spread.

On September 21, 2000, in connection with the repurchase of 4,000,000 shares from the Lewis holders, the Company issued promissory notes (the "Shareholder Notes"), with an aggregate principal amount of $78,000,000, to the Lewis holders. Interest on the Shareholder Notes is accrued monthly at an annual rate of 6 3/5%. Under the terms of the notes, principal payments of $26,000,000 plus accrued interest are due on January 4, 2001, June 7, 2001 and December 6, 2001.

The weighted average annual interest rate on aggregate unsecured borrowings, excluding the senior and senior subordinated notes, was 7 3/8% and 6 3/5% at November 30, 2000 and 1999, respectively.

On April 26, 1993, the Company issued $175,000,000 principal amount of 9 3/8% senior subordinated notes at 99.202%. The notes are due May 1, 2003 with interest payable semi-annually. The notes represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The Company may redeem the notes, in whole or in part, at any time at 100% of their principal amount.

On October 29, 1996, the Company filed a universal shelf registration statement (the "1996 Shelf Registration") with the Securities and Exchange Commission for up to $300,000,000 of the Company's debt and equity securities. The Company's previously outstanding shelf registration for debt securities in the amount of $100,000,000 was subsumed within the 1996 Shelf Registration. On November 14, 1996, the Company utilized the 1996 Shelf Registration to issue $125,000,000 of 9 5/8% senior subordinated notes at 99.525%. The notes, which are due November 15, 2006 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole or in part, at 104.8125% of their principal amount beginning November 15, 2001, and thereafter, at prices declining annually to 100% on and after November 15, 2004.

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

The 7 3/4% senior notes and 9 3/8% and 9 5/8% senior subordinated notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments, create certain liens, engage in mergers, consolidations, or sales of assets, or engage in certain transactions with officers, directors and employees. Under the terms of the $725,000,000 Unsecured Credit Facility, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. Based on the terms of the Company's $725,000,000 Unsecured Credit Facility, senior notes and senior subordinated notes, retained earnings of $108,599,000 were available for payment of cash dividends or stock repurchases at November 30, 2000.

Principal payments on senior and senior subordinated notes, term loan borrowings, shareholder notes, mortgages, land contracts and other loans are due as follows: 2001, $65,072,000; 2002, $37,355,000; 2003, $179,112,000; 2004,
$175,668,000; 2005, $160,989,000; and thereafter, $124,649,000.

Assets (primarily inventories) having a carrying value of approximately $75,243,000 are pledged to collateralize mortgages, land contracts and other secured loans.

On December 5, 1997, the Company filed a universal shelf registration statement (the "1997 Shelf Registration") with the Securities and Exchange Commission for up to $500,000,000 of the Company's debt and equity securities. This universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, and/or warrants to purchase such securities. The registration was declared effective on December 16, 1997, and as of November 30, 2000 no securities had been issued thereunder.

MORTGAGE BANKING Notes payable included the following (interest rates are as of November 30):


                                                                                    November 30,
                                                                              -----------------------
in thousands                                                                      2000          1999
                                                                              -----------------------
Mortgage Warehouse Facility (6 5/8% in 2000 and 6 1/8% in 1999)               $228,922      $240,102
Master Loan and Security Agreement (6 4/5% in 2000 and 6 1/2% in 1999)         156,372       137,564
                                                                              -----------------------
   Total notes payable                                                        $385,294      $377,666
                                                                              =======================


First mortgages receivable are financed through a $300,000,000 revolving mortgage warehouse agreement (the "Mortgage Warehouse Facility"). On February 18, 2000, the Company's mortgage banking subsidiary renewed its Mortgage Warehouse Facility and increased the facility from $250,000,000. The Mortgage Warehouse Facility, which expires on February 18, 2003, provides for an annual fee based on the committed balance of the facility and provides for interest at either the London Interbank Offered Rate or the Federal Funds Rate plus an applicable spread on amounts borrowed.

On May 19, 2000, the Company's mortgage banking subsidiary renewed its Master Loan and Security Agreement with an investment bank and increased the maximum amount available under the agreement from $150,000,000 to $250,000,000. The agreement, which expires on May 18, 2001, provides for a facility fee based on the $250,000,000 maximum amount available and provides for interest to be paid monthly at the Eurodollar Rate plus an applicable spread on amounts borrowed.

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

Collateralized mortgage obligations represent bonds issued to third parties which are collateralized by mortgage-backed securities with substantially the same terms. At both November 30, 2000 and 1999, the collateralized mortgage obligations bore interest at rates ranging from 8% to 12 1/4% with stated original principal maturities ranging from 3 to 30 years. Actual maturities are dependent on the rate at which the underlying mortgage-backed securities are repaid. No collateralized mortgage obligations have been issued since 1988.

    Note 8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY DEBENTURES OF THE COMPANY (FELINE PRIDES)

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

The KBHC Trust utilized the proceeds from the issuance of the Feline Prides and capital securities to purchase an equivalent principal amount of the Company's 8% Debentures due August 16, 2003 (the "8% Debentures"). The 8% Debentures are the sole asset of the KBHC Trust. The Company's obligations under the Debentures and related agreements, taken together, constitute a firm and unconditional guarantee by the Company of the KBHC Trust's obligations under the capital securities. The interest rate on the 8% Debentures and the distribution rate on the capital securities of the KBHC Trust are to be reset, subject to certain limitations, effective August 16, 2001. The Company has recorded the present value of the contract adjustment payments on the Feline Prides, totaling $1,600,000, as a liability and a reduction of stockholders' equity. The liability will be reduced as the contract adjustment payments are made. The Company has the right to defer the contract adjustment payments and the payment of interest on the 8% Debentures, but any such election will subject the Company to restrictions on the payment of dividends on, and redemption of, its outstanding shares of common stock, and on the payment of interest on, or redemption of, debt securities of the Company junior in rank to the 8% Debentures, none of which are currently outstanding. Distributions of $15,180,000, $15,180,000 and $6,072,000 are included as minority interests in the Company's results of operations for each of the years ended November 30, 2000, 1999 and 1998, respectively.

                  NOTE 9. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The carrying values and estimated fair values of the Company's financial instruments, except for those for which the carrying values approximate fair values, are summarized as follows:


                                                                                   NOVEMBER 30,
                                                               ---------------------------------------------------
                                                                        2000                       1999
                                                               ---------------------------------------------------
                                                               CARRYING      ESTIMATED      CARRYING     ESTIMATED
IN THOUSANDS                                                     VALUE      FAIR VALUE       VALUE      FAIR VALUE
                                                               ---------------------------------------------------
Construction:
   Financial liabilities
      7 3/4% Senior notes                                      $175,000      $164,745      $175,000      $163,520
      9 3/8% Senior subordinated notes                          174,534       173,110       174,370       174,738
      9 5/8% Senior subordinated notes                          124,581       122,388       124,531       125,700
Mortgage banking:
   Financial assets
      Mortgage-backed securities                                 31,403        32,003        37,991        38,676
   Financial liabilities
      Collateralized mortgage obligations secured by
         mortgage-backed securities                              29,928        30,982        36,219        36,897
Company obligated mandatorily redeemable
   preferred securities of subsidiary trust holding
   solely debentures of the Company                             189,750       175,000       189,750       141,800
                                                               ===================================================

The Company used the following methods and assumptions in estimating fair values:

Cash and cash equivalents; first mortgages held under commitments of sale and other receivables; borrowings under the unsecured credit facilities, Shareholder Notes, French lines of credit, Mortgage Warehouse Facility and Master Loan and Security Agreement: The carrying amounts reported approximate fair values.

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

                     NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies include the usual obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business. The Company is also involved in litigation incidental to its business, the disposition of which should have no material effect on the Company's financial position or results of operations.

                          NOTE 11. STOCKHOLDERS' EQUITY

PREFERRED STOCK On February 4, 1999, the Company adopted a new Stockholder Rights Plan to replace its preexisting shareholder rights plan adopted in 1989 (the "1989 Rights Plan"), and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock; such rights were issued on March 7, 1999, simultaneously with the expiration of the rights issued under the 1989 Rights Plan. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of the Company's Series A Participating Cumulative Preferred Stock at a price of $135.00, subject to certain antidilution provisions. The rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person or group has acquired Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock or (ii) 10 days following the commencement of a tender offer for Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock. If, without approval of the Board of Directors, the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power is sold, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercise price of the right; and if, without approval of the Board of Directors, any person or group acquires Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock, each right will entitle its holder to receive, upon exercise, common stock of the Company having a market value of twice the exercise price of the right. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.005 per right. Unless previously redeemed, the rights will expire on March 7, 2009. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends.

                    NOTE 12. EMPLOYEE BENEFIT AND STOCK PLANS

Benefits are provided to most employees under the Company's 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $4,513,000 in 2000, $3,937,000 in 1999 and $3,025,000 in 1998.

The Company's 1999 Incentive Plan (the "1999 Plan") provides that stock options, associated limited stock appreciation rights, restricted shares of common stock, stock units and other securities may be awarded to eligible individuals for periods of up to 15 years. The Company also has a Performance-Based Incentive Plan for Senior Management (the "Incentive Plan") and a 1998 Stock Incentive Plan (the "1998 Plan") which provide for the same awards as may be made under the 1999 Plan, but require that such awards be subject to certain conditions which are designed to assure that annual compensation paid in excess of $1,000,000 to participating executives is tax deductible for the Company. The 1998 Plan and the 1999 Plan are the Company's primary existing employee stock plans.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), issued in October 1995, established financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue to use APB Opinion No. 25 and related interpretations in accounting for its stock options. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                YEARS ENDED NOVEMBER 30,
                                                   ----------------------------------------------
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                    2000             1999             1998
                                                   ----------------------------------------------
Net income - as reported                           $   209,960      $   147,469      $    95,267
Net income - pro forma                                 205,652          142,816           91,398
Diluted earnings per share - as reported                  5.24             3.08             2.32
Diluted earnings per share - pro forma                    5.10             2.99             2.24
                                                   ==============================================


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999 and 1998, respectively: a risk free interest rate of 5.44%. 6.14% and 4.38%; an expected volatility factor for the market price of the Company's common stock of 44.82%, 43.14% and 41.31%; a dividend yield of 1.00%, 1.36% and 1.19%; and an expected life of 4 years, 4 years and 4 years. The weighted average fair value of options granted in 2000, 1999 and 1998 was $7.70, $6.92 and $6.09, respectively.

Stock option transactions are summarized as follows:

                                                   2000                         1999                         1998
                                         ----------------------------------------------------------------------------------
                                                        WEIGHTED                     WEIGHTED                     WEIGHTED
                                                         AVERAGE                      AVERAGE                      AVERAGE
                                                        EXERCISE                     EXERCISE                     EXERCISE
                                          OPTIONS         PRICE        OPTIONS         PRICE        OPTIONS         PRICE
                                         ----------------------------------------------------------------------------------
Options outstanding at
   beginning of year                     4,849,822       $17.26       2,965,067       $15.22       2,747,318       $ 9.98
Granted                                  1,615,176        24.74       2,241,736        20.12       1,318,017        22.83
Exercised                                 (306,628)       16.46        (211,925)       16.43        (995,235)       10.70
Cancelled                                 (419,638)       21.08        (145,056)       21.00        (105,033)       16.56
                                         ----------------------------------------------------------------------------------
Options outstanding at end of year       5,738,732       $19.13       4,849,822       $17.26       2,965,067       $15.22
                                         ----------------------------------------------------------------------------------
Options exercisable at end of year       2,773,254       $15.60       2,041,106       $13.83       1,586,455       $12.16
                                         ----------------------------------------------------------------------------------
Options available for grant
   at end of year                        1,671,996                    2,867,334                    2,464,014
                                         ==================================================================================

Stock options outstanding at November 30, 2000 are as follows:

                                        OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                               -------------------------------------------------------------
                                             WEIGHTED
                                              AVERAGE    WEIGHTED                  WEIGHTED
                                             REMAINING    AVERAGE                   AVERAGE
                                            CONTRACTUAL  EXERCISE                  EXERCISE
RANGE OF EXERCISE PRICE         OPTIONS         LIFE       PRICE       OPTIONS        PRICE
                               -------------------------------------------------------------
$4.38 to $14.56                1,255,489        5.10      $ 7.78      1,214,989      $ 7.55
$16.13 to $19.88               1,103,166       13.60       17.79        385,381       17.86
$20.25 to $24.85               1,833,714       12.74       22.42      1,085,929       22.54
$25.00 to $33.94               1,546,363       14.78       25.39         86,955       31.29
                               -------------------------------------------------------------
$4.38 to $33.94                5,738,732       11.78      $19.13      2,773,254      $15.60
                               =============================================================


The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax benefit, if any, is recorded as additional paid-in capital.

In 1991, the Board of Directors approved the issuance of restricted stock awards under the 1988 Plan of up to an aggregate 600,000 shares of common stock to certain officers and key employees. Restrictions lapse each year through May 10, 2005 on specified portions of the shares awarded to each participant so long as the participant has remained in the continuous employ of the Company. Restricted shares under this grant outstanding at the end of the year totaled 108,331 in 2000, 129,998 in 1999 and 151,665 in 1998.

On August 4, 1999, the Company's Board of Directors authorized a share repurchase program which allowed the Company to purchase shares of its common stock at prices not to exceed $28 per share. As of November 30, 2000, the Board of Directors had authorized the repurchase of a total of 14,500,000 shares. The Company had repurchased 14,500,000 shares and 3,750,100 shares, respectively, under the repurchase program as of November 30, 2000 and 1999.

In connection with its share repurchase program, on August 27, 1999, the Company established a grantor stock ownership trust (the "Trust") into which certain of the repurchased shares have been transferred. The Trust, administered by an independent trustee, acquires, holds and distributes the shares of common stock for the purpose of funding certain employee compensation and employee benefit obligations of the Company under its existing stock option, 401(k) and other employee benefit plans. The existence of the Trust has no impact on the amount of benefits or compensation that is paid under these plans.

For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders' equity in the consolidated balance sheet. The difference between the Trust share value and the fair market value on the date shares are released from the Trust, for the benefit of employees, will be included in additional paid-in capital. Common stock held in the Trust is not considered outstanding in the computation of earnings per share. The Trust held 8,782,252 and 3,750,100 shares of common stock at November 30, 2000 and 1999, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

                              NOTE 13. INCOME TAXES

The components of pretax income are as follows:


                                                 YEARS ENDED NOVEMBER 30,
                                      -------------------------------------------
IN THOUSANDS                              2000             1999             1998
                                      -------------------------------------------
Domestic                              $263,266         $200,272         $136,042
Foreign                                 34,394           26,597           10,525
                                      -------------------------------------------
   Total pretax income                $297,660         $226,869         $146,567
                                      ===========================================


The components of income taxes are as follows:


IN THOUSANDS                    TOTAL         FEDERAL        STATE       FOREIGN
                              --------------------------------------------------
2000
Currently payable             $ 70,818       $ 43,776       $17,000      $10,042
Deferred                        16,882         11,586                      5,296
                              --------------------------------------------------
   Total                      $ 87,700       $ 55,362       $17,000      $15,338
                              ==================================================


1999
Currently payable             $ 87,428       $ 65,557       $11,755      $10,116
Deferred                        (8,028)       (12,411)                     4,383
                              --------------------------------------------------
   Total                      $ 79,400       $ 53,146       $11,755      $14,499
                              ==================================================


1998
Currently payable             $ 52,628       $ 39,989       $ 8,498      $ 4,141
Deferred                        (1,328)        (3,145)                     1,817
                              --------------------------------------------------
   Total                      $ 51,300       $ 36,844       $ 8,498      $ 5,958
                              ==================================================

Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                 NOVEMBER 30,
                                                           ----------------------
IN THOUSANDS                                                  2000          1999
                                                           ----------------------
Deferred tax liabilities:
   Installment sales                                       $ 15,763      $ 15,471
   Bad debt and other reserves                                  468           449
   Capitalized expenses                                      21,970        15,704
   Partnerships and joint ventures                            1,237         2,439
   Repatriation of foreign subsidiaries                                    12,381
   Other                                                      3,917        12,179
                                                           ----------------------
      Total deferred tax liabilities                         43,355        58,623
                                                           ----------------------

Deferred tax assets:
   Warranty, legal and other accruals                        27,372        29,210
   Depreciation and amortization                             19,328        27,957
   Capitalized expenses                                      14,928        16,370
   Partnerships and joint ventures                           14,139        13,183
   Noncash charge for impairment of long-lived assets         6,400         7,686
   Foreign tax credits                                                     12,346
   Net operating losses                                      20,347        40,121
   Other                                                     14,683        11,269
                                                           ----------------------
      Total deferred tax assets                             117,197       158,142
                                                           ----------------------
      Net deferred tax assets                              $ 73,842      $ 99,519
                                                           ======================


Net operating loss carryforwards expire in various years from 2005 through 2018. The Company expects that the entire deferred tax benefit of the tax loss carryforwards will be recognized in future periods.

Income taxes computed at the statutory United States federal income tax rate and income tax expense provided in the financial statements differ as follows:


                                                                YEARS ENDED NOVEMBER 30,
                                                       ---------------------------------------
IN THOUSANDS                                              2000           1999           1998
                                                       ---------------------------------------
Amount computed at statutory rate                      $ 104,181       $ 79,404       $ 51,298
Increase (decrease) resulting from:
   State taxes, net of federal income tax benefit         11,050          7,641          5,524
   Differences in foreign tax rates                          853          4,379          1,594
   Intercompany dividends                                 (2,537)         1,153            977
   Tax credits                                           (24,211)       (11,329)        (3,351)
   Other, net                                             (1,636)        (1,848)        (4,742)
                                                       ---------------------------------------
      Total                                            $  87,700       $ 79,400       $ 51,300
                                                       =======================================

The Company has commitments to invest $6,197,000 over five years in affordable housing partnerships which are scheduled to provide tax credits.

The Company had foreign tax credit carryforwards at November 30, 2000 of $1,000,000 for United States federal income tax purposes which expire in 2004.

                        NOTE 14. GEOGRAPHICAL INFORMATION

The following table presents information about the Company by geographic area. The Company's domestic construction operations are comprised of three regions as follows: West Coast - California; Southwest - Arizona, Nevada and New Mexico; and Central - Colorado and Texas.


                                                              OPERATING   IDENTIFIABLE
IN THOUSANDS                                    REVENUES        INCOME         ASSETS
                                              ----------------------------------------
2000
Construction:
   West Coast                                 $1,466,418      $ 95,243      $  907,956
   Southwest                                     862,822        67,899         427,347
   Central                                     1,065,803        90,018         531,074
   Foreign                                       475,445        35,449         495,391
                                              ----------------------------------------
Total construction                             3,870,488       288,609       2,361,768
Mortgage banking                                  60,370        23,832         467,153
                                              ----------------------------------------
   Total                                      $3,930,858      $312,441      $2,828,921
                                              ========================================


1999
Construction:
   West Coast                                 $1,579,226      $115,515      $  905,890
   Southwest                                     830,418        58,434         481,997
   Central                                       950,177        59,488         505,144
   Foreign                                       412,300        25,670         321,045
                                              ----------------------------------------
Total construction                             3,772,121       259,107       2,214,076
Mortgage banking                                  64,174        17,464         450,159
                                              ----------------------------------------
   Total                                      $3,836,295      $276,571      $2,664,235
                                              ========================================


1998
Construction:
   West Coast                                 $1,105,849      $ 82,939      $  655,920
   Southwest                                     352,389        25,742         258,081
   Central                                       690,019        32,493         398,308
   Foreign                                       254,709         7,498         230,235
                                              ----------------------------------------
Total construction                             2,402,966       148,672       1,542,544
Mortgage banking                                  46,396        21,413         317,660
                                              ----------------------------------------
   Total                                      $2,449,362      $170,085      $1,860,204
                                              ========================================

                     NOTE 15. QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended November 30, 2000 and 1999 follow:


IN THOUSANDS, EXCEPT PER SHARE AMOUNTS          FIRST        SECOND           THIRD          FOURTH
                                              ------------------------------------------------------
2000
Revenues                                      $799,585      $906,182      $  981,024      $1,244,067
Operating income                                47,275        53,678          81,964         129,524
Pretax income                                   77,414        42,700          66,439         111,107
Net income                                      64,214        27,700          44,639          73,407
Basic earnings per share                          1.51           .70            1.17            2.10
Diluted earnings per share                        1.47           .68            1.14            2.00
                                              ======================================================

1999
Revenues                                      $694,143      $862,270      $1,057,113      $1,222,769
Operating income                                34,134        56,494          72,058         113,885
Pretax income                                   24,886        43,975          58,781          99,227
Net income                                      16,186        28,575          38,181          64,527
Basic earnings per share                           .36           .60             .80            1.39
Diluted earnings per share                         .35           .58             .78            1.36
                                              ======================================================


Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

                      NOTE 16. SUBSEQUENT EVENT (UNAUDITED)

On February 8, 2001, pursuant to the 1997 Shelf Registration, the Company issued $250,000,000 of 9 1/2% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due February 15, 2011 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole or in part, at 104.750% of their principal amount beginning February 15, 2006, and thereafter at prices declining annually to 100% on and after February 15, 2009. Proceeds from the issuance of the notes were used to pay down bank borrowings.

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of KB Home:

We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States.



/s/ ERNST & YOUNG LLP


Los Angeles, California
December 21, 2000

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



/s/ WILLIAM R. HOLLINGER


William R. Hollinger
Vice President and Controller
December 21, 2000

                             STOCKHOLDER INFORMATION




Common Stock Prices

                                        2000                         1999
                             -----------------------------------------------------
                                High            Low          High             Low
                             -----------------------------------------------------
First Quarter                $24 13/16        $18 3/4     $      31        $21 3/8
Second Quarter                  22 3/8       16 13/16        28 3/4             21
Third Quarter                   25 3/8       16 15/16       25 7/16         19 1/4
Fourth Quarter                32 13/16       23 15/16       25 9/16         16 3/4
                             =====================================================


DIVIDEND DATA
KB Home paid a quarterly cash dividend of $.075 per common share in 2000 and 1999.


ANNUAL STOCKHOLDERS' MEETING
The 2001 Annual Stockholders' meeting will be held at The W Hotel, 930 Hilgard Avenue, in Los Angeles, California, at 9:00 a.m. on Thursday, April 5, 2001.


STOCK EXCHANGE LISTINGS
KB Home's common stock is listed on the New York Stock Exchange and is also traded on the Boston, Cincinnati, Midwest, Pacific and Philadelphia Exchanges. The ticker symbol is KBH.


Kaufman & Broad S.A. is listed on the ParisBourse. The ticker symbol is KOF. KBSA's Web site address is ketb.com.


TRANSFER AGENT
Mellon Investor Services LLC
P.O. Box 3315
South Hackensack, New Jersey 07606-1915
(800) 356-2017
www.mellon-investor.com


INDEPENDENT AUDITORS
Ernst & Young LLP
Los Angeles, California


SHAREHOLDER INFORMATION
The Company's common stock is traded on the New York Stock Exchange under the symbol KBH. There were 45,508,345 shares of common stock outstanding as of February 1, 2001.


FORM 10-K
The Company's 2000 Report on Form 10-K filed with the Securities and Exchange Commission may be obtained without charge by writing to the Company's Investor Relations department, or by visiting the Company's Web site at kbhome.com.


HEADQUARTERS
KB Home
10990 Wilshire Boulevard, Seventh Floor
Los Angeles, California 90024
(310) 231-4000
(310) 231-4222 Fax
Location and Community Information:
kbhome.com
(800) 34-HOMES


INVESTOR CONTACT
Mary McCarthy
Senior Vice President, Corporate Communications
KB Home
10990 Wilshire Boulevard, Seventh Floor
Los Angeles, California 90024
(310) 231-4000
mmccarthy@kbhome.com


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


7 3/4% $175,000,000 Note - Due 10/15/04
9 5/8% $125,000,000 Note - Due 11/15/06
9 1/2% $250,000,000 Note - Due 2/15/11
Trustee:
Sun Trust Bank
Corporate Trust Division
Mail Code 008
25 Park Place, 24th Floor
Building 10, Suite 810
Atlanta, Georgia 30303-2900
olga.warren@suntrust.com
(800) 711-1614

                             LIST OF EXHIBITS FILED

                                                                            SEQUENTIAL
EXHIBIT                                                                        PAGE
NUMBER                            DESCRIPTION                                 NUMBER
-------                           -----------                               ----------
 3.7      Certificate of Ownership and Merger effective January 17,
          2001 merging KB Home, Inc. into Kaufman and Broad Home
          Corporation, through which the name of the Company was
          changed to KB HOME..........................................
 3.8      By-Laws, as amended and restated on January 17, 2001, to
          reflect the change in the Company's name....................
 4.19     By-Laws, as amended and restated on January 17, 2001, to
          reflect the change in the Company's name, included as
          Exhibit No. 3.8 herein.
10.19     Stock Purchase Agreement, dated as of September 21, 2000, by and between the Company and certain of the Lewis Homes
          sellers.....................................................
10.20     2000 Revolving Credit Facility, dated as of October 3, 2000, by and among the Company, the banks party thereto, Bank of
          America, N.A., as Administrative Agent, and Banc of America
          Securities LLC, as Lead Arranger and Sole Book Manager......
10.21     2000 Term Credit Facility, dated as of October 3, 2000, by and among the Company, the banks party thereto, Bank of
          America, N.A., as Administrative Agent, and Banc of America
          Securities LLC, as Lead Arranger and Sole Book Manager......
10.22     Form of limited liability company Operating Agreement under the e.KB Equity Incentive Program...........................
13        Pages 34 through 72 and page 76 of the Company's 2000 Annual
          Report to Stockholders......................................
22        Subsidiaries of the Company.................................
24        Consent of Independent Auditors.............................