Form 10-Q
period 2001-02-28
KB HOME
filed 2001-04-13
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2001.

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from [           ] to [            ].



                           Commission File No. 1-9195

                                     KB HOME
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

                                Yes [ X ] No [ ]



INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF FEBRUARY 28, 2001.

Common stock, par value $1.00 per share, 44,275,869 shares outstanding, including 8,773,512 shares held by the Registrant's Grantor Stock Ownership Trust and excluding 1,448,100 shares held in treasury.

                                     KB HOME
                                    FORM 10-Q
                                      INDEX



                                                                                 PAGE
                                                                               NUMBER(S)
                                                                               ---------
PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

              Consolidated Statements of Income -
              Three Months ended February 28, 2001 and February 29, 2000            3

              Consolidated Balance Sheets -
              February 28, 2001 and November 30, 2000                               4

              Consolidated Statements of Cash Flows -
              Three Months ended February 28, 2001 and February 29, 2000            5

              Notes to Consolidated Financial Statements                          6-8

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      9-13


PART II.  OTHER INFORMATION

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  14

      ITEM 5. OTHER INFORMATION                                                    15

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                     15


SIGNATURES                                                                         16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     KB HOME
                        CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands, Except Per Share Amounts - Unaudited)

                                                            Three Months Ended
                                                       ----------------------------
                                                       February 28,    February 29,
                                                          2001            2000
                                                       -----------     -----------
TOTAL REVENUES                                          $ 821,065       $ 799,585
                                                        =========       =========

CONSTRUCTION:
   Revenues                                             $ 808,195       $ 786,225
   Construction and land costs                           (652,852)       (640,631)
   Selling, general and administrative expenses          (105,890)       (103,928)
                                                        ---------       ---------

      Operating income                                     49,453          41,666

   Interest income                                            904           1,921
   Interest expense, net of amounts                        (9,835)         (6,064)
      capitalized
   Minority interests                                      (5,922)         (5,802)
   Equity in pretax income of unconsolidated joint            470             454
      ventures
   Gain on issuance of French subsidiary stock                  -          39,630
                                                        ---------       ---------

   Construction pretax income                              35,070          71,805
                                                        ---------       ---------

MORTGAGE BANKING:
   Revenues:
      Interest income                                       4,574           5,265
      Other                                                 8,296           8,095
                                                        ---------       ---------

                                                           12,870          13,360

   Expenses:
      Interest                                             (4,296)         (4,876)
      General and administrative                           (4,526)         (2,875)
                                                        ---------       ---------

   Mortgage banking pretax income                           4,048           5,609
                                                        ---------       ---------

TOTAL PRETAX INCOME                                        39,118          77,414
Income taxes                                              (13,300)        (13,200)
                                                        ---------       ---------

NET INCOME                                              $  25,818       $  64,214
                                                        =========       =========

BASIC EARNINGS PER SHARE                                $     .74       $    1.51
                                                        =========       =========

DILUTED EARNINGS PER SHARE                              $     .70       $    1.47
                                                        =========       =========

BASIC AVERAGE SHARES OUTSTANDING                           34,964          42,662
                                                        =========       =========

DILUTED AVERAGE SHARES OUTSTANDING                         36,892          43,766
                                                        =========       =========

CASH DIVIDENDS PER COMMON SHARE                         $    .075       $    .075
                                                        =========       =========

See accompanying notes.

                                     KB HOME
                           CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)

                                                           February 28,      November 30,
                                                              2001              2000
                                                           -----------       -----------
ASSETS

CONSTRUCTION:
   Cash and cash equivalents                               $    11,922       $    21,385
   Trade and other receivables                                 338,933           306,581
   Inventories                                               1,852,879         1,657,401
   Investments in unconsolidated joint ventures                  9,048            10,407
   Deferred income taxes                                        72,224            73,842
   Goodwill                                                    197,043           202,177
   Other assets                                                 98,847            89,975
                                                           -----------       -----------
                                                             2,580,896         2,361,768
                                                           -----------       -----------

MORTGAGE BANKING:
   Cash and cash equivalents                                    21,156            11,696
   Receivables:
      First mortgages and mortgage-backed securities            41,755            43,137
      First mortgages held under commitments of sale
        and other receivables                                  308,859           403,165

   Other assets                                                  8,554             9,155
                                                           -----------       -----------
                                                               380,324           467,153
                                                           -----------       -----------
TOTAL ASSETS                                               $ 2,961,220       $ 2,828,921
                                                           ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
   Accounts payable                                        $   313,210       $   311,537
   Accrued expenses and other liabilities                      203,598           201,672
   Mortgages and notes payable                               1,155,117           987,980
                                                           -----------       -----------
                                                             1,671,925         1,501,189
                                                           -----------       -----------

MORTGAGE BANKING:
   Accounts payable and accrued expenses                        10,640            11,135
   Notes payable                                               303,952           385,294
   Collateralized mortgage obligations secured by
      mortgage-backed securities                                28,529            29,928
                                                           -----------       -----------
                                                               343,121           426,357
                                                           -----------       -----------
  Minority interests:
   Consolidated subsidiaries and joint ventures                 59,079            56,866
   Company obligated mandatorily redeemable preferred
      securities of subsidiary trust holding solely
      debentures of the Company                                189,750           189,750
                                                           -----------       -----------
                                                               248,829           246,616
                                                           -----------       -----------

Common stock                                                    45,724            44,397
Paid-in capital                                                254,416           240,761
Retained earnings                                              621,552           598,374
Accumulated other comprehensive income                          (5,328)           (9,564)
Grantor stock ownership trust, at cost                        (190,682)         (190,872)
Treasury stock, at cost                                        (28,337)          (28,337)
                                                           -----------       -----------
   TOTAL STOCKHOLDERS' EQUITY                                  697,345           654,759
                                                           -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 2,961,220       $ 2,828,921
                                                           ===========       ===========

See accompanying notes.

                                     KB HOME
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)

                                                                                 Three Months Ended
                                                                             ---------------------------
                                                                             February 28,    February 29,
                                                                                2001            2000
                                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $  25,818       $  64,214
   Adjustments to reconcile net income to net cash used by
      operating activities:
         Equity in pretax income of unconsolidated joint ventures                  (470)           (454)
         Minority interests                                                       5,922           5,802
         Gain on issuance of French subsidiary stock                                  -         (39,630)
         Amortization of discounts and issuance costs                               281             249
         Depreciation and amortization                                           11,022          10,161
         Provision for deferred income taxes                                      1,618           1,211
         Change in:
           Receivables                                                           61,954         100,981
           Inventories                                                         (180,921)       (149,082)
           Accounts payable, accrued expenses and other liabilities               3,104          (4,274)
           Other, net                                                             9,336          (9,734)
                                                                              ---------       ---------

Net cash used by operating activities                                           (62,336)        (20,556)
                                                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in unconsolidated joint ventures                                 1,829          (1,517)
     Net originations of mortgages held for long-term investment                   (100)           (477)
     Payments received on first mortgages and mortgage-backed securities          1,483           2,182
     Purchases of property and equipment, net                                    (1,813)         (2,460)
                                                                              ---------       ---------

Net cash provided (used) by investing activities                                  1,399          (2,272)
                                                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from (payments on) credit agreements and other
         short-term borrowings                                                 (174,888)          6,749
     Proceeds from issuance of senior subordinated notes                        247,500               -
     Issuance of French subsidiary stock                                              -         113,118
     Payments on collateralized mortgage obligations                             (1,399)         (1,696)
     Payments on mortgages, land contracts and other loans                       (3,930)         (4,987)
     Payments to minority interests                                              (3,709)         (6,011)
     Payments of cash dividends                                                  (2,640)         (3,118)
     Repurchases of common stock                                                      -         (70,784)
                                                                              ---------       ---------

Net cash provided by financing activities                                        60,934          33,271
                                                                              ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH                                             (3)         10,443
EQUIVALENTS
Cash and cash equivalents at beginning of period                                 33,081          28,367
                                                                              ---------       ---------

Cash and cash equivalents at end of period                                    $  33,078       $  38,810
                                                                              =========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
   Interest paid, net of amounts capitalized                                  $   2,217       $   1,579
                                                                              =========       =========
   Income taxes paid                                                          $   2,981       $   4,537
                                                                              =========       =========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Cost of inventories acquired through seller financing                      $  14,557       $  11,332
                                                                              =========       =========

See accompanying notes.

                                     KB HOME
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2000 contained in the Company's 2000 Annual Report to Stockholders.

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of February 28, 2001, the results of its consolidated operations for the three months ended February 28, 2001 and February 29, 2000, and its consolidated cash flows for the three months ended February 28, 2001 and February 29, 2000. The results of operations for the three months ended February 28, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2000 has been taken from the audited financial statements as of that date.


2.      Inventories

        Inventories consist of the following (in thousands):

                                               February 28,    November 30,
                                                   2001            2000
                                               -----------     -----------
Homes, lots and improvements in production      $1,290,699      $1,115,824

Land under development                             562,180         541,577
                                                ----------      ----------

   Total inventories                            $1,852,879      $1,657,401
                                                ==========      ==========

        The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

                                                    Three Months Ended
                                               ---------------------------
                                               February 28,   February 29,
                                                   2001           2000
                                               -----------    -----------
Interest incurred                                $ 25,787       $ 21,592
                                                   (9,835)        (6,064)
Interest expensed
                                                 --------       --------

Interest capitalized                               15,952         15,528

Interest amortized                                (11,626)        (8,031)
                                                 --------       --------

   Net impact on consolidated pretax income      $  4,326       $  7,497
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

                                     KB HOME
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.      Earnings Per Share (continued)

        The following table presents a reconciliation of average shares outstanding (in thousands):

                                                          Three Months Ended
                                                       -------------------------
                                                       February 28,  February 29,
                                                          2001          2000
                                                       -----------   -----------
Basic average shares outstanding                         34,964        42,662

Net effect of stock options assumed to be exercised       1,928         1,104
                                                         ------        ------

Diluted average shares outstanding                       36,892        43,766
                                                         ======        ======


4.      Comprehensive Income

        The following table presents the components of comprehensive income (in thousands):

                                                 Three Months Ended
                                            ---------------------------
                                            February 28,   February 29,
                                                2001           2000
                                            -----------    ------------
Net income                                    $ 25,818       $ 64,214

Foreign currency translation adjustments         5,836           (253)

Net derivative losses                           (1,600)             -
                                              --------       --------

   Comprehensive income                       $ 30,054       $ 63,961
                                              ========       ========


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


6.      Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement addresses the accounting for and disclosure of derivative instruments, including derivative instruments imbedded in other contracts, and hedging activities. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change is recognized in earnings. The impact of the adoption of the new statement as of December 1, 2000 did not have a significant impact on the earnings or financial position of the Company. As of February 28, 2001, the Company had $1.6 million in net derivative losses included in other comprehensive income.

                                     KB HOME
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.      Recent Accounting Pronouncements (continued)

        The Company manages its interest rate risk on mortgage loans held for sale and its estimated future commitments to originate and close mortgage loans at fixed prices through the use of mandatory forward commitments to sell mortgage-backed securities and best-efforts whole loan delivery commitments. The Company estimates the portion of the locked mortgage loan pipeline that is expected to close in order to determine the amount of hedging instruments. These hedging instruments are classified as cash flow hedges, generally have maturities of three months or less, and are effective as hedges for interest rate market risk on mortgage loans held for sale and estimated future commitments. Accordingly, gains and losses are included in other comprehensive income until the ultimate disposition of the contract.


7.      Mortgages and Notes Payable

        On February 8, 2001, pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission on December 5, 1997 (the "1997 Shelf Registration"), the Company issued $250.0 million of 9-1/2% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due February 15, 2011 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole, or in part, at 104.750% of their principal amount beginning February 15, 2006, and thereafter at prices declining annually to 100% on and after February 15, 2009. Proceeds from the issuance of the notes were used to pay down bank borrowings.


8.      Reclassifications

        Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

Total revenues for the three months ended February 28, 2001 increased $21.5 million, or 2.7%, to $821.1 million from $799.6 million for the quarter ended February 29, 2000 due to higher housing and commercial revenues. Net income for the first quarter of 2001 totaled $25.8 million or $.70 per diluted share compared to net income and diluted earnings per share for the first quarter of 2000 of $64.2 million and $1.47, respectively, including a one-time gain of $39.6 million, or $.91 per diluted share on the issuance of stock by the Company's French subsidiary in an initial public offering in February 2000 (the French IPO gain). Excluding this gain, net income was $24.6 million and diluted earnings per share were $.56 for the first quarter of 2000. The increase in net income, excluding the French IPO gain, was principally driven by higher housing gross profits and increased profits from commercial activities. Diluted earnings per share for the quarter ended February 28, 2001 reflected a 15.7% decrease in the average number of diluted shares outstanding as compared to the year-earlier quarter due to stock repurchases made during 2000.

In January 2001, the Company announced that it had changed its name to "KB Home". This new name, which resulted from homebuyer input, is intended to convey the Company's strong customer focus and its commitment to helping homebuyers realize their dream of homeownership.


CONSTRUCTION

Revenues increased by $22.0 million, or 2.8%, to $808.2 million in the first quarter of 2001 from $786.2 million in the first quarter of 2000 primarily due to higher housing and commercial revenues. With unit deliveries, excluding joint ventures, roughly flat, housing revenues for the three months ended February 28, 2001 rose by $18.2 million to $789.1 million from $770.9 million in the year-earlier period as a result of a 3.2% increase in the Company's average selling price. Housing revenues in the United States rose to $703.9 million on 3,975 unit deliveries in the first three months of 2001, compared to $687.6 million on 4,045 units in the first three months of 2000. Within the Company's domestic operations, increases in housing revenues from the Southwest (Nevada, Arizona, and New Mexico operations) and Central (Texas and Colorado operations) regions were partly offset by a decrease in the West Coast (California operations) region. Housing revenues from the West Coast region totaled $272.8 million in the first quarter of 2001, down 6.0% from $290.1 million in the year-earlier period. Unit deliveries in the West Coast region fell 13.0% to 981 in the first quarter of 2001 from 1,128 in the first quarter of 2000 due to the Company's emphasis on expanding its Southwest and Central regions and transitioning its West Coast region, following the Lewis merger to better align with the overall corporate strategy. Housing revenues from the Southwest region rose 4.0% to $194.6 million in the first quarter of 2001 from $187.2 million in the first quarter of 2000, despite unit deliveries in the region decreasing slightly to 1,248 from 1,264 in the same quarter a year ago. In the Central region, housing revenues increased 12.5% to $236.5 million in the first quarter of 2001 from $210.3 million in the year-earlier quarter as unit deliveries rose 5.6% to 1,746 from 1,653 units despite construction delays caused by inclement weather, mainly in Texas. Revenues from French housing operations during the first quarter of 2001 increased to $85.2 million on 553 units from $82.2 million on 516 units in the prior year's quarter.

The Company's overall average selling price increased 3.2% in the first quarter of 2001 to $174,300 from $168,900 in the first quarter of 2000. During this period, the Company's domestic average selling price rose 4.2% to $177,100 from $170,000 a year earlier as a result of price increases implemented in certain markets within each region. The average selling price in the Company's West Coast region rose 8.1% to $278,100 in the first three months of 2001 from $257,200 in the same period of 2000 and the average selling price for the Southwest region increased 5.3% to $155,900 from $148,100. In the Central region, the average selling price increased 6.5% to $135,500 in the first quarter of 2001 from $127,200 in the first quarter of 2000. In France, the Company's average selling price for the quarter ended February 28, 2001 decreased 3.3% to $154,100 from $159,300 in the year-earlier quarter primarily due to an increase in the proportion of deliveries generated from condominiums, which are generally priced below single-family homes.

The Company's commercial activities in France generated revenues of $9.3 million in the first quarter of 2001. By comparison, no commercial revenues were recorded in the first quarter of 2000. Revenues from land sales totaled $9.8 million in the first three months of 2001 compared to $15.3 million in the first three months of 2000.

Operating income increased $7.8 million to $49.5 million in the first three months of 2001 from $41.7 million in the first three months of 2000. As a percentage of construction revenues, operating income increased .8 percentage points to 6.1% in the first quarter of 2001 from 5.3% in the first quarter of 2000 due to both a higher housing gross margin and an improved selling, general and administrative expense ratio. Gross profits rose $9.7 million, or 6.7%, to $155.3 million in the first quarter of 2001 from $145.6 million in the prior year's period. Gross profits as a percentage of construction revenues rose to 19.2% in the first quarter of 2001 from 18.5% in the year-earlier quarter primarily due to an increase in the Company's housing gross margin to 19.5% from 18.9%. The .6 percentage point increase in housing gross margin was driven by both aggressive price increases and lower construction costs. Commercial activities in France generated profits of $1.4 million during the three months ended February 28, 2001 while no commercial profits were generated during the three months ended February 29, 2000. Company-wide land sales generated essentially break-even results in the first quarters of both 2001 and 2000.

Selling, general and administrative expenses increased $2.0 million, or 1.9%, to $105.9 million in the three months ended February 28, 2001 from $103.9 million in the corresponding 2000 period. However, as a percentage of housing revenues, selling, general and administrative expenses improved to 13.4% in the first quarter of 2001 compared to 13.5% in the same period a year ago as a result of increased efficiencies and leveraging of size to reduce overhead costs.

Interest income totaled $.9 million in the first quarter of 2001 and $1.9 million in the first quarter of 2000. Interest income was lower in the first three months of 2001 as compared to the same period of 2000 due to a decrease in the interest bearing average balances of short-term investments and mortgages receivable outstanding during the period.

Interest expense (net of amounts capitalized) totaled $9.8 million in the first quarter of 2001, up from $6.1 million for the same period of 2000. Gross interest incurred during the three months ended February 28, 2001 was $4.2 million higher than the amount incurred in the same period of 2000 due to increased debt levels associated with the share repurchases executed by the Company throughout 2000. In addition, the percentage of interest capitalized decreased to 61.9% in the first quarter of 2001 from 71.9% a year earlier.

Minority interests totaled $5.9 million in the first quarter of 2001 and $5.8 million in the first quarter of 2000. Minority interests for the three month periods ended February 28, 2001 and February 29, 2000 are comprised of two major components: the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities and distributions associated with the Company's Feline Prides. In the first quarter of 2001, distributions associated with the Feline Prides remained unchanged from the same period of 2000 at $3.8 million. Minority interests related to consolidated subsidiaries and joint ventures in the first quarter of 2001 were also essentially flat with the year-earlier quarter.

Equity in pretax income of unconsolidated joint ventures totaled $.5 million in both the first quarter of 2001 and the first quarter of 2000. The Company's joint ventures recorded combined revenues of $18.9 million in the first three months of 2001 compared to $28.4 million in the corresponding period of 2000. All of the joint venture revenues in the first three months of 2001 and 2000 were generated from residential properties.


MORTGAGE BANKING

Interest income and interest expense decreased by $.7 million and $.6 million, respectively, in the first quarter of 2001 compared to the same quarter a year ago. Interest income was lower primarily due to a decrease in market interest rates on first mortgages held under commitments of sale and other receivables outstanding during the first three months of 2001 compared to the first three months of 2000. Similarly, interest expense was down mainly due to a decrease in the interest rates on notes payable outstanding during the period.

Other mortgage banking revenues increased by $.2 million to $8.3 million in the first three months of 2001 from $8.1 million in the first three months of 2000. This increase was primarily the result of higher gains on the sale of servicing rights.

General and administrative expenses totaled $4.5 million for the quarter ended February 28, 2001 and $2.9 million for the quarter ended February 29, 2000. General and administrative expenses for the first quarter of 2001 increased as a result of the start up of certain ancillary businesses, higher staff levels in place to accommodate the Company's growing backlog and the overall expansion of the mortgage company in anticipation of higher origination volumes expected in 2001.

INCOME TAXES

Income tax expense totaled $13.3 million in the first quarter of 2001 and $13.2 million in the prior year's first quarter. These amounts represented effective income tax rates of approximately 34% in 2001 and 35% in 2000 (excluding the gain on issuance of French subsidiary stock).


                         LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. In the first quarter of 2001, net cash used by operating activities was offset by net cash provided by investing and financing activities. In the first quarter of 2000, net cash provided by operating, investing and financing activities totaled $10.4 million.

Operating activities used $62.3 million of cash during the first three months of 2001 compared to $20.6 million used during the same period of 2000. The Company's uses of operating cash in the first quarter of 2001 included cash used for investments in inventories of $180.9 million (excluding $14.6 million of inventories acquired through seller financing). Partially offsetting this use was cash provided from a decrease in receivables of $62.0 million, first quarter earnings of $25.8 million, an increase in accounts payable, accrued expenses and other liabilities of $3.1 million, other operating sources of $9.3 million and various noncash items deducted from net income.

Operating uses in the first quarter of 2000 included $149.1 million for net investments in inventories (excluding $11.3 million of inventories acquired through seller financing), the French IPO gain of $39.6 million, a decrease in accounts payable, accrued expenses and other liabilities of $4.3 million and other operating uses of $9.7 million. The cash used was partially offset by cash provided from a decrease in receivables of $101.0 million, first quarter earnings of $64.2 million and various noncash items deducted from net income.

Investing activities provided $1.4 million of cash in the first quarter of 2001 compared with $2.3 million used in the year-earlier period. In the first quarter of 2001, cash was provided from distributions relating to investments in unconsolidated joint ventures of $1.8 million and proceeds received from mortgage-backed securities of $1.5 million, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral. The cash provided was partially offset by cash used for net purchases of property and equipment of $1.8 million and originations of mortgages held for long-term investment of $.1 million. In the first quarter of 2000, cash was used for net purchases of property and equipment of $2.5 million, investments in unconsolidated joint ventures of $1.5 million and originations of mortgages held for long-term investment of $.5 million. The cash used in 2000 was partly offset by $2.2 million in proceeds received from mortgage-backed securities.

Financing activities provided cash of $60.9 million in first three months of 2001 and $33.3 million in the first three months of 2000. In the first quarter of 2001, $247.5 million of cash was provided from the issuance of 9-1/2% senior subordinated notes, partially offset by net payments on borrowings of $178.9 million, payments to minority interests of $3.7 million, dividend payments of $2.6 million and payments on collateralized mortgage obligations of $1.4 million. Pursuant to its 1997 Shelf Registration, the Company issued the 9-1/2% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due February 15, 2011 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole, or in part, at 104.750% of their principal amount beginning February 15, 2006, and thereafter at prices declining annually to 100% on and after February 15, 2009.

Financing activities in 2000's first quarter resulted in net cash inflows due mainly to proceeds from the issuance of French subsidiary stock of $113.1 million and net proceeds from borrowings of $1.8 million. Partially offsetting these sources were payments for repurchases of common stock of $70.8 million, payments to minority interests of $6.0 million, cash dividend payments of $3.1 million and payments on collateralized mortgage obligations of $1.7 million.

As of February 28, 2001, the Company had $517.3 million available under its $732.0 million domestic unsecured credit facility. The Company's French unsecured financing agreements, totaling $262.6 million, had in the aggregate $115.0 million available at February 28, 2001. In addition, the Company's mortgage banking operation had $61.8 million available under its $300 million Mortgage Warehouse Facility and $184.3 million available under its $250 million Master Loan and Security Agreement at quarter-end. The Company's financial leverage, as measured by the ratio of debt to total capital, was 56.6% at the end of the 2001 first quarter compared to 52.3% at the end of the 2000 first quarter. The Company's leverage ratio at February 28, 2001 was up slightly from its target range of 45%-55% mainly due to higher debt levels associated with the stock repurchases made during 2000. The Company expects its leverage ratio to be within its target range by the end of 2001.

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.


                                     OUTLOOK

The Company's residential backlog as of February 28, 2001 consisted of 12,375 units, excluding joint ventures, representing aggregate future revenues of approximately $2.18 billion. This was the highest first quarter-end backlog in the Company's history and reflected strong growth in all regions. Backlog, in terms of both units and value, at February 28, 2001 was up 30.6% and 42.2%, respectively, from 9,473 units, representing aggregate future revenues of approximately $1.53 billion, at February 29, 2000. Company-wide net orders for the first three months of 2001 totaled 6,344, up 19.1% compared to the 5,325 net orders generated in the first three months of 2000.

The Company's domestic operations accounted for approximately $1.88 billion of backlog value on 10,447 units at February 28, 2001 compared to $1.28 billion on 7,907 units at February 29, 2000. Backlog in the West Coast region increased to approximately $754.6 million on 2,616 units at February 28, 2001, up from $495.8 million on 2,092 units at February 29, 2000 despite net orders decreasing 12.3% to 1,176 units in the first quarter of 2001 from 1,341 for the same quarter a year ago. The Company's Southwest operations had approximately $460.4 million in backlog, based on 3,036 units at February 28, 2001, compared to $349.1 million on 2,366 units at February 29, 2000, reflecting a 29.5% increase in net orders to 1,973 in the first quarter of 2001 from 1,523 in the year-earlier quarter. Backlog in the Company's Central region totaled approximately $667.2 million on 4,795 units at the end of the first quarter of 2001 compared to $438.7 million on 3,449 units a year earlier. Central region net orders for the first three months of 2001 were up 33.0% to 2,531 units from 1,903 units in the same period of 2000. The average number of active communities in the Company's domestic operations for the first quarter of 2001 remained essentially flat with the same quarter a year ago as decreases of 5.2% and 2.1% in the West Coast and Central regions, respectively, were offset by an increase of 11.9% in the Southwest region.

In France, the value of residential backlog at February 28, 2001 was approximately $297.7 million on 1,928 units, up from $249.6 million on 1,566 units a year earlier. The Company's net orders in France increased by 19.0% to 664 in the first quarter of 2001 from 558 in the first quarter of 2000. The value of backlog associated with the Company's French commercial development activities rose to approximately $75.2 million at February 28, 2001 from $9.5 million at February 29, 2000.

Substantially all of the homes included in residential backlog are expected to be delivered in 2001; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

Company-wide net orders, excluding joint ventures, for the first four weeks of the second quarter of 2001 decreased 26.0% from the same period a year ago. During this same period, domestic net orders were down 28.4% from the prior year's period, reflecting a 45.0% decrease in West Coast net orders, a 22.2% decrease in Southwest net orders and a 20.1% decrease in Central net orders. In France, net orders for the first four weeks of the second quarter of 2001 increased 7.4% compared with the same period of 2000. Overall domestic net orders for the first four weeks of the second quarter were lower in 2001 compared to 2000 primarily due to the Company's "March Madness" internal sales contest in 2000 which resulted in March being an unusually strong month for net orders last year. The Company did not have any similar promotional events in March 2001. Despite the negative year-over-year comparison, the Company-wide net orders for March 2001 were otherwise sound, were comparable to 1999 levels and reflected community counts that have remained fairly consistent in all three years. In spite of the net order pattern for the first four weeks of the second quarter, the Company currently believes that overall net orders for April and May 2001 should compare favorably to the prior year and remains confident in its financial projections for the second quarter and full year 2001.

The Company remains confident in its outlook for the remainder of 2001 with appropriate caution that the homebuilding industry is impacted by a variety of economic factors including consumer confidence, employment levels and interest rates. For the rest of 2001, the Company intends to continue to focus on high-growth markets while at the same time looking for ways to increase efficiencies and leverage its volume to take advantage of economies of scale. The Company hopes to continue to increase overall unit delivery growth in future years through the strategies it has in place. The Company's growth strategies include the expansion of existing operations to achieve optimal market volume levels and the possible entry into new geographic markets through acquisitions or de novo entry. Growth in the Company's existing markets will be driven by the Company's ability to increase the average number of active communities in its major markets.

Based on its current projections, the Company expects to deliver approximately 24,000 homes in 2001. The Company also currently expects to establish another record level of earnings in 2001 based upon such projected deliveries. However, these goals could be materially affected by various risk factors such as changes in general economic conditions either nationally, in the U.S. or France, or in the localized regions in which the Company operates; continued diminution in domestic job growth or employment levels, a continued downturn in the economy's pace; or changes in home mortgage interest rates or consumer confidence, among other things.


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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions, material prices, labor costs, interest rates, uncertainties associated with California's electricity supply problems, the secondary market for loans, consumer confidence, competition, currency exchange rates (insofar as they affect the Company's operations in France), environmental factors, government regulations affecting the Company's operations, the availability and cost of land in desirable areas, unanticipated violations of Company policy, unanticipated legal proceedings, and conditions in the capital, credit and homebuilding markets. See the Company's Annual Report on Form 10-K for the year ended November 30, 2000 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company's business.

The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2001 Annual Meeting of Stockholders of the Company was held on April 5, 2001, at which the following matters set forth in the Company's Proxy Statement dated March 1, 2001, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below. All numbers reported are shares of the Company's common stock.

(1) The nominees listed below were elected directors for a three-year term expiring at the 2004 Annual Meeting of Stockholders with the respective votes set forth opposite their names:


                   Nominee                   For          Authority Withheld
                   -------               ----------       ------------------

                Ronald W. Burkle         39,625,714             478,212

                Dr. Ray R. Irani         39,922,386             181,540

                Guy Nafilyan             38,432,492           1,671,434

                Luis G. Nogales          39,931,927             171,999

Ms. Jane Evans and Messrs. James A. Johnson, Barry Munitz and Sanford C. Sigoloff continue as directors and, if nominated, will next stand for re-election at the 2002 Annual Meeting of Stockholders; Messrs. Henry G. Cisneros and Bruce Karatz also continue as directors and, if nominated, will next stand for re-election at the 2003 Annual Meeting of Stockholders.


(2) A proposal seeking approval of the KB Home 2001 Stock Incentive Plan was approved with the votes as set forth below:

                     For                 Against             Withheld
             --------------------    -----------------   ----------------

                    21,689,080           13,304,606            174,630


(3) A proposal seeking re-approval of the KB Home Performance-Based Incentive Plan for Senior Management was approved with the votes as set forth below:

                     For                 Against             Withheld
             --------------------    -----------------   ----------------
                    36,772,118             3,147,616           166,659


(4) A stockholder resolution concerning the hiring of a proxy advisory firm for one year was not approved with the votes as set forth below:


                     For                 Against             Withheld
             --------------------    -----------------   ----------------
                     1,398,476           33,384,073            385,827

ITEM 5. OTHER INFORMATION

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three-month periods ended February 28, 2001 and February 29, 2000, together with backlog data in terms of units and value by geographical region as of February 28, 2001 and February 29, 2000.

                                                                                                             Backlog - Value
                             Deliveries                 Net Orders               Backlog - Units               In Thousands
                    ------------------------    ------------------------    ------------------------    ------------------------
Region                 2001          2000          2001          2000          2001          2000          2001          2000
--------------      ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
West Coast                 981         1,128         1,176         1,341         2,616         2,092    $  754,618    $  495,782

Southwest                1,248         1,264         1,973         1,523         3,036         2,366       460,411       349,122

Central                  1,746         1,653         2,531         1,903         4,795         3,449       667,155       438,739

Foreign                    553           520           664           558         1,928         1,566       297,706       249,581
                    ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------

    Total                4,528         4,565         6,344         5,325        12,375         9,473    $2,179,890    $1,533,224
                    ==========    ==========    ==========    ==========    ==========    ==========    ==========    ==========
Unconsolidated
joint ventures              84           123            65           115           189           211    $   37,611    $   38,824
                    ==========    ==========    ==========    ==========    ==========    ==========    ==========    ==========


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 2000 Annual Report on Form 10-K, is incorporated by reference herein.


Reports on Form 8-K

On January 18, 2001, the Company filed a Current Report on Form 8-K (Item 9), which included its January 17, 2001 press release announcing that its name, Kaufman and Broad Home Corporation, was changed to KB Home.

On February 2, 2001, the Company filed a Current Report on Form 8-K (Item 5), which included press releases dated January 11, 2001 and February 2, 2001, wherein it provided updated financial and other information.

On February 8, 2001, the Company filed a Current Report on Form 8-K (Items 5 and
7), which included certain exhibits in connection with the issuance of its 9-1/2% Senior Subordinated Notes due 2011 pursuant to Registration Statement No. 333-41549.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        KB HOME
                                        ----------------------------------------
                                        Registrant






Dated    April 12, 2001                /s/ BRUCE KARATZ
     ----------------------------      ----------------------------------------
                                       Bruce Karatz
                                       Chairman, President and Chief Executive
                                       Officer
                                       (Principal Executive Officer)







Dated    April 12, 2001                /s/ THOMAS G. CONFORTI
     ----------------------------      ----------------------------------------
                                       Thomas G. Conforti
                                       Senior Vice President and Chief Financial
                                       Officer
                                       (Principal Financial Officer)