Form 10-Q
period 2001-05-31
KB HOME
filed 2001-07-13
CIK 795266

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2001.

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

         (Address and telephone number of principal executive offices)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               Yes [X]      No [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF MAY 31, 2001.

Common stock, par value $1.00 per share, 44,282,789 shares outstanding, including 8,580,326 shares held by the Registrant's Grantor Stock Ownership Trust and excluding 1,448,100 shares held in treasury.

                                     KB HOME
                                    FORM 10-Q
                                      INDEX

                                                                                 PAGE
                                                                               NUMBER(s)
                                                                               ---------
PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

              Consolidated Statements of Income --
              Six Months and Three Months ended May 31, 2001 and 2000              3

              Consolidated Balance Sheets --
              May 31, 2001 and November 30, 2000                                   4

              Consolidated Statements of Cash Flows --
              Six Months ended May 31, 2001 and 2000                               5

              Notes to Consolidated Financial Statements                          6-8

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      9-15


PART II.  OTHER INFORMATION

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 16

      ITEM 5. OTHER INFORMATION                                                   17

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    17

SIGNATURES                                                                        18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     KB HOME

                        CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands, Except Per Share Amounts - Unaudited)


                                                          Six Months Ended May 31,           Three Months Ended May 31,
                                                       -----------------------------       -----------------------------
                                                           2001              2000              2001              2000
                                                       -----------       -----------       -----------       -----------
TOTAL REVENUES                                         $ 1,888,010       $ 1,705,767       $ 1,066,945       $   906,182
                                                       ===========       ===========       ===========       ===========

CONSTRUCTION:
   Revenues                                            $ 1,860,148       $ 1,679,962       $ 1,051,953       $   893,737
   Construction and land costs                          (1,503,514)       (1,374,236)         (850,662)         (733,605)
   Selling, general and administrative expenses           (239,176)         (214,483)         (133,286)         (110,555)
                                                       -----------       -----------       -----------       -----------
      Operating income                                     117,458            91,243            68,005            49,577
   Interest income                                           1,841             3,747               937             1,826
   Interest expense, net of amounts capitalized            (19,299)          (13,182)           (9,464)           (7,118)
   Minority interests                                      (12,320)          (12,524)           (6,398)           (6,722)
   Equity in pretax income of unconsolidated
        joint ventures                                       1,556             1,490             1,086             1,036
   Gain on issuance of French  subsidiary stock                 --            39,630                --                --
                                                       -----------       -----------       -----------       -----------
   Construction pretax income                               89,236           110,404            54,166            38,599
                                                       -----------       -----------       -----------       -----------

MORTGAGE BANKING:
   Revenues:
      Interest income                                        9,671            10,839             5,097             5,574
      Other                                                 18,191            14,966             9,895             6,871
                                                       -----------       -----------       -----------       -----------
                                                            27,862            25,805            14,992            12,445

   Expenses:
      Interest                                              (8,934)           (9,611)           (4,638)           (4,735)
      General and administrative                            (9,142)           (6,484)           (4,616)           (3,609)
                                                       -----------       -----------       -----------       -----------
   Mortgage banking pretax income                            9,786             9,710             5,738             4,101
                                                       -----------       -----------       -----------       -----------
TOTAL PRETAX INCOME                                         99,022           120,114            59,904            42,700
Income taxes                                               (33,700)          (28,200)          (20,400)          (15,000)
                                                       -----------       -----------       -----------       -----------
NET INCOME                                             $    65,322       $    91,914       $    39,504       $    27,700
                                                       ===========       ===========       ===========       ===========
BASIC EARNINGS PER SHARE                               $      1.85       $      2.23       $      1.11       $       .70
                                                       ===========       ===========       ===========       ===========
DILUTED EARNINGS PER SHARE                             $      1.77       $      2.18       $      1.07       $       .68
                                                       ===========       ===========       ===========       ===========
BASIC AVERAGE SHARES OUTSTANDING                            35,331            41,232            35,691            39,817
                                                       ===========       ===========       ===========       ===========
DILUTED AVERAGE SHARES OUTSTANDING                          36,920            42,214            36,803       $    40,712
                                                       ===========       ===========       ===========       ===========
CASH DIVIDENDS PER COMMON SHARE                        $      .150       $      .150       $      .075       $      .075
                                                       ===========       ===========       ===========       ===========


See accompanying notes.

                                     KB HOME
                           CONSOLIDATED BALANCE SHEETS
                           (In Thousands - Unaudited)

                                                                        May 31,          November 30,
                                                                         2001                2000
                                                                     -----------         -----------
ASSETS

CONSTRUCTION:
   Cash and cash equivalents                                         $     3,847         $    21,385
   Trade and other receivables                                           311,246             306,581
   Inventories                                                         1,883,206           1,657,401
   Investments in unconsolidated joint ventures                            8,346              10,407
   Deferred income taxes                                                  69,294              73,842
   Goodwill                                                              186,261             202,177
   Other assets                                                           96,653              89,975
                                                                     -----------         -----------
                                                                       2,558,853           2,361,768
                                                                     -----------         -----------

MORTGAGE BANKING:
   Cash and cash equivalents                                              13,714              11,696
   Receivables:
      First mortgages and mortgage-backed securities                      38,216              43,137
      First mortgages held under commitments of sale and
      other receivables                                                  429,274             403,165
   Other assets                                                            9,320               9,155
                                                                     -----------         -----------
                                                                         490,524             467,153
                                                                     -----------         -----------
TOTAL ASSETS                                                         $ 3,049,377         $ 2,828,921
                                                                     ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CONSTRUCTION:
   Accounts payable                                                  $   297,100         $   311,537
   Accrued expenses and other liabilities                                203,093             201,672
   Mortgages and notes payable                                         1,119,672             987,980
                                                                     -----------         -----------
                                                                       1,619,865           1,501,189
                                                                     -----------         -----------

MORTGAGE BANKING:
   Accounts payable and accrued expenses                                  15,093              11,135
   Notes payable                                                         405,492             385,294
   Collateralized mortgage obligations secured by
      mortgage-backed securities                                          26,037              29,928
                                                                     -----------         -----------
                                                                         446,622             426,357
                                                                     -----------         -----------
Minority interests:
   Consolidated subsidiaries and joint ventures                           59,368              56,866
   Company obligated mandatorily redeemable preferred securities
      of subsidiary trust holding solely debentures of the Company       189,750             189,750
                                                                     -----------         -----------
                                                                         249,118             246,616
                                                                     -----------         -----------
Common stock                                                              45,731              44,397
Paid-in capital                                                          256,430             240,761
Retained earnings                                                        658,381             598,374
Accumulated other comprehensive income                                   (11,949)             (9,564)
Grantor stock ownership trust                                           (186,484)           (190,872)
Treasury stock, at cost                                                  (28,337)            (28,337)
                                                                     -----------         -----------
          TOTAL STOCKHOLDERS' EQUITY                                     733,772             654,759
                                                                     -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 3,049,377         $ 2,828,921
                                                                     ===========         ===========



See accompanying notes.

                                     KB HOME
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)

                                                                            Six Months Ended May 31,
                                                                           ---------------------------
                                                                              2001              2000
                                                                           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  65,322         $  91,914
   Adjustments to reconcile net income to net cash used by
      operating activities:
         Equity in pretax income of unconsolidated joint ventures             (1,556)           (1,490)
         Minority interests                                                   12,320            12,524
         Gain on issuance of French subsidiary stock                              --           (39,630)
         Amortization of discounts and issuance costs                            615               501
         Depreciation and amortization                                        21,768            20,113
         Provision for deferred income taxes                                   4,548             3,496
         Change in:
           Receivables                                                       (30,774)           41,199
           Inventories                                                      (203,371)         (161,532)
           Accounts payable, accrued expenses and other liabilities           (9,058)          (36,695)
           Other, net                                                         12,007           (16,967)
                                                                           ---------         ---------
Net cash used by operating activities                                       (128,179)          (86,567)
                                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in unconsolidated joint ventures                                3,617              (187)
   Net sales (originations) of mortgages held
         for long-term investment                                                849              (220)
   Payments received on first mortgages and
         mortgage-backed securities                                            4,072             3,244
   Purchases of property and equipment, net                                   (3,696)           (7,221)
                                                                           ---------         ---------
Net cash provided (used) by investing activities                               4,842            (4,384)
                                                                           ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) credit agreements and
           other short-term borrowings                                      (108,485)          120,070
   Proceeds from issuance of senior subordinated notes                       247,500                --
   Issuance of French subsidiary stock                                            --           113,118
   Payments on collateralized mortgage obligations                            (3,891)           (3,071)
   Payments on mortgages, land contracts and other loans                     (12,174)          (11,941)
   Payments to minority interests                                             (9,818)          (10,789)
   Payments of cash dividends                                                 (5,315)           (6,064)
   Repurchases of common stock                                                    --          (108,933)
                                                                           ---------         ---------
Net cash provided by financing activities                                    107,817            92,390
                                                                           ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (15,520)            1,439
Cash and cash equivalents at beginning of period                              33,081            28,367
                                                                           ---------         ---------
Cash and cash equivalents at end of period                                 $  17,561         $  29,806
                                                                           =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest paid, net of amounts capitalized                               $  20,064         $  23,206
                                                                           =========         =========
   Income taxes paid                                                       $  11,682         $  22,761
                                                                           =========         =========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
   Cost of inventories acquired through seller financing                   $  22,434         $  11,621
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

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of May 31, 2001, the results of its consolidated operations for the six months and three months ended May 31, 2001 and 2000, and its consolidated cash flows for the six months ended May 31, 2001 and 2000. The results of operations for the six months and three months ended May 31, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2000 has been taken from the audited financial statements as of that date.

2.      Inventories

        Inventories consist of the following (in thousands):

                                                            May 31,         November 30,
                                                             2001              2000
                                                          ----------        ----------
        Homes, lots and improvements in production        $1,409,830        $1,115,824
        Land under development                               473,376           541,577
                                                          ----------        ----------
           Total inventories                              $1,883,206        $1,657,401
                                                          ==========        ==========

        The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

                                                           Six Months Ended May 31,          Three Months Ended May 31,
                                                           -------------------------         -------------------------
                                                             2001             2000             2001             2000
                                                           --------         --------         --------         --------
        Interest incurred                                  $ 52,311         $ 44,390         $ 26,524         $ 22,798
        Interest expensed                                   (19,299)         (13,182)          (9,464)          (7,118)
                                                           --------         --------         --------         --------
        Interest capitalized                                 33,012           31,208           17,060           15,680
        Interest amortized                                  (27,250)         (17,397)         (15,624)          (9,366)
                                                           --------         --------         --------         --------
           Net impact on consolidated pretax income        $  5,762         $ 13,811         $  1,436         $  6,314
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

                                     KB HOME
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.      Earnings Per Share (continued)

        The following table presents a reconciliation of average shares outstanding (in thousands):

                                                    Six Months Ended           Three Months Ended
                                                        May 31,                     May 31,
                                                  --------------------        --------------------
                                                   2001          2000          2001          2000
                                                  ------        ------        ------        ------
        Basic average shares outstanding          35,331        41,232        35,691        39,817
        Net effect of stock options
            assumed to be exercised                1,589           982         1,112           895
                                                  ------        ------        ------        ------
        Diluted average shares outstanding        36,920        42,214        36,803        40,712
                                                  ======        ======        ======        ======

4.      Comprehensive Income

        The following table presents the components of comprehensive income (in thousands):

                                                       Six Months Ended May 31,         Three Months Ended May 31,
                                                       -------------------------        --------------------------
                                                         2001             2000             2001             2000
                                                       --------         --------         --------         --------
        Net income                                     $ 65,322         $ 91,914         $ 39,504         $ 27,700
        Foreign currency translation adjustment          (3,003)          (2,794)          (8,839)          (2,541)
        Net derivative gains                                618               --            2,218               --
                                                       --------         --------         --------         --------
              Comprehensive income                     $ 62,937         $ 89,120         $ 32,883         $ 25,159
                                                       ========         ========         ========         ========

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

6.      Recent Accounting Pronouncements

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. This statement addresses the accounting for and disclosure of derivative instruments, including derivative instruments imbedded in other contracts, and hedging activities. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change is recognized in earnings. The adoption of the new statement as of December 1, 2000 has not had a significant impact on the earnings or financial position of the Company. As of May 31, 2001, the Company had $.6 million in net derivative gains included in other comprehensive income.

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

7.      Mortgages and Notes Payable

        On February 8, 2001, pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission on December 5, 1997 (the "1997 Shelf Registration"), the Company issued $250.0 million of 9 1/2% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due February 15, 2011 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole, or in part, at 104.750% of their principal amount beginning February 15, 2006, and thereafter at prices declining annually to 100% on and after February 15, 2009. Proceeds from the issuance of the notes were used to pay down bank borrowings.

        On May 24, 2001, the Company's mortgage banking subsidiary renewed its Master Loan and Security Agreement with an investment bank and reduced the maximum amount available under the agreement from $250.0 million to $200.0 million. The agreement, which expires on May 25, 2002, provides for a facility fee based on the $200.0 million maximum amount available and provides for interest to be paid monthly at the Eurodollar Rate plus an applicable spread on amounts borrowed. The amounts outstanding under the Master Loan and Security Agreement are secured by a borrowing base, which includes certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under the agreement. The agreement includes financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income.

8.      Reclassifications

        Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2001 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

        OVERVIEW

        Total revenues for the three months ended May 31, 2001 increased $160.8 million, or 17.7%, to $1.07 billion from $906.2 million for the three months ended May 31, 2000. For the six months ended May 31, 2001, total revenues increased $182.2 million, or 10.7%, to $1.89 billion from $1.71 billion in the year-earlier period. The increases in total revenues for the three-month and six-month periods of 2001 compared to 2000 were due to higher housing and commercial revenues. Net income for the second quarter of 2001 totaled $39.5 million, or $1.07 per diluted share compared with second quarter 2000 net income of $27.7 million or $.68 per diluted share. For the six months ended May 31, 2001, net income totaled $65.3 million or $1.77 per diluted share compared to $91.9 million or $2.18 per diluted share for the six months ended May 31, 2000. Results for the first six months of 2000 included a one-time gain of $39.6 million, or $.94 per diluted share, on the issuance of stock by the Company's French subsidiary (the French IPO gain) in an initial public offering in February 2000. Excluding the French IPO gain, net income was $52.3 million or $1.24 per diluted share for the six months ended May 31, 2000. The increase in earnings per share in the second quarter of 2001 was principally driven by higher unit volume, a higher housing gross margin and an increase in pretax income from mortgage banking operations. Earnings per share rose in the first six months of 2001 primarily due to increased unit volume, higher housing gross margin and a 12.5% reduction in the average number of diluted shares outstanding as compared to the year-earlier period due to stock repurchases made during the later half of 2000.

        CONSTRUCTION

        Revenues rose by $158.2 million, or 17.7%, to $1.05 billion in the second quarter of 2001 from $893.7 million in the second quarter of 2000 due to an increase in housing and commercial revenues. Housing revenues for the period increased by 21.9%, or $182.8 million, to $1.02 billion from $836.5 million in the year-earlier period as a result of a 13.5% increase in unit deliveries, excluding joint ventures, and a 7.4% increase in the Company's average selling price. Housing revenues in the United States increased 25.6% to $923.3 million on 5,012 unit deliveries in the second quarter of 2001 from $735.2 million on 4,440 units in the corresponding quarter of 2000. Housing revenues from the West Coast region for the second quarter of 2001 totaled $391.4 million, up 29.6% from $302.0 million in the year-earlier period. Unit deliveries in the West Coast region in the second quarter of 2001 increased 15.0% to 1,388 units from 1,207 units in the second quarter of 2000 as the average number of active communities in the region rose 2.4% to 84 from 82. Housing revenues from the Southwest region totaled $235.0 million for the three months ended May 31, 2001 compared to $192.7 million for the same period a year ago, an increase of 22.0%. Unit deliveries in the Southwest region increased to 1,503 units in the second quarter of 2001 from 1,349 units in the second quarter of 2000 despite a 6.5% decrease in the average number of active communities in the region to 72 from 77. In the Central region, housing revenues increased 23.5% to $296.9 million in the second quarter of 2001 from $240.5 million in the year-earlier quarter as unit deliveries rose 12.6% to 2,121 units from 1,884 units with the average number of active communities of 105 nearly flat with the year-earlier quarter. Revenues from French housing operations during the three months ended May 31, 2001 decreased to $96.0 million on 711 units from $101.3 million on 602 units in the year-earlier period, reflecting a lower average selling price and an adverse foreign currency translation impact.

        During the second quarter of 2001, the Company's overall average selling price increased 7.4% to $178,100 from $165,900 in the same quarter a year ago. The Company's domestic average selling price rose 11.2% to $184,200 in the second quarter of 2001 from $165,600 in the same period of 2000 as a result of price increases implemented in certain markets within each region. For the three months ended May 31, 2001, the average selling price in the Company's West Coast region increased 12.7% to $282,000 from $250,200 for the same period a year ago and the average selling price in the Southwest region rose 9.5% to $156,300 from $142,800. In the Central region, the average selling price increased 9.6% to $140,000 in the second quarter of 2001 from $127,700 in the second quarter of 2000. In France, the average selling price for the three months ended May 31, 2001 decreased 19.7% to $135,000 from $168,200 in the year-earlier quarter primarily due to a higher proportion of deliveries generated from condominiums, which are typically priced below single-family detached homes, and an adverse foreign currency translation impact. This impact in the second quarter accounted for a nearly 8.0% year-over-year decline in the average selling price.

        The Company's commercial activities in France generated revenues of $7.0 million in the second quarter of 2001. By comparison, the Company recorded no commercial revenues in the second quarter of 2000. Revenues from Company-wide land sales totaled $25.7 million in the second quarter of 2001 compared to $57.3 million in the second quarter of 2000. Land sales were higher in 2000 as the Company was actively executing its asset repositioning strategy which included land sales in various markets.

        For the first six months of 2001, construction revenues increased by $180.2 million, or 10.7%, to $1.86 billion, from $1.68 billion for the same period a year ago as a result of higher housing and commercial revenues, partly offset by a reduction in land sale revenues. Housing revenues totaled $1.81 billion on 10,251 units in the first half of 2001 compared to $1.61 billion on 9,607 units for the same period a year ago. Housing operations in the United States produced revenues of $1.63 billion on 8,987 units in the first six months of 2001 and $1.42 billion on 8,485 units in the comparable period of 2000. During the first half of 2001, housing revenues from the West Coast region increased 12.2% to $664.2 million from $592.2 million in the first half of 2000, on a 1.5% increase in deliveries during the period to 2,369 units from 2,335 in 2000. Housing revenues from the Southwest region increased 13.1% to $429.6 million from $379.8 million as unit deliveries in the region rose 5.3% to 2,751 from 2,613. Housing revenues from the Central region increased 18.3% to $533.4 million in the first six months of 2001 from $450.8 million in the same period of 2000 with deliveries in the region increasing 9.3% to 3,867 from 3,537. French housing revenues totaled $181.2 million on 1,264 units in the first half of 2001 compared to $183.5 million on 1,118 units in the corresponding period of 2000.

        The Company-wide average new home price increased 5.4% to $176,400 in the first half of 2001 from $167,300 in the year-earlier period. For the first half of 2001, the average selling price in the West Coast region increased 10.6% to $280,400 from $253,600 for the first half of 2000 and the average selling price in the Southwest region rose 7.4% to $156,100 from $145,400. The average selling price in the Central region increased 8.2% in the first six months of 2001 to $137,900 from $127,500 in the same period of 2000. The higher average selling prices in each of the Company's domestic regions in the first half of 2001 resulted from selected increases in sales prices in certain markets. In France, the average selling price for the six-month period decreased 12.7% to $143,300 in 2001 compared to $164,100 in 2000, primarily due to an increase in the proportion of deliveries generated from condominiums, as well as an adverse foreign currency translation impact.

        The Company's commercial activities in France generated revenues of $16.4 million in the first six months of 2001. During the first six months of 2000, the Company had no commercial revenues. Company-wide revenues from land sales decreased to $35.4 million in the first half of 2001 from $72.6 million in the first half of 2000.

        Operating income increased by $18.4 million to $68.0 million in the second quarter of 2001 from $49.6 million in the second quarter of 2000. As a percentage of construction revenues, operating income rose .9 percentage points to 6.5% in the three months ended May 31, 2001 from 5.6% in the same period a year ago, reflecting a higher housing gross margin and a lower selling, general and administrative expense ratio. Gross profits increased by $41.2 million, or 25.7%, to $201.3 million in the second quarter of 2001 from $160.1 million in the prior year's period. During this same period, housing gross profits increased by $40.3 million to $200.3 million from $160.0 million. Housing gross margin increased to 19.7% in the second quarter of 2001 from 19.1% in the year-earlier quarter. This .6 percentage point improvement was driven by both aggressive price increases and lower construction costs. Commercial activities in France generated profits of $1.1 million during the three months ended May 31, 2001, while no commercial profits were recorded during the three months ended May 31, 2000. Land sales generated essentially break-even results in the second quarters of 2001 and 2000.

        Selling, general and administrative expenses totaled $133.3 million in the three-month period ended May 31, 2001 compared to $110.6 million in the three months ended May 31, 2000. As a percentage of housing revenues, selling, general and administrative expenses were 13.1% in the second quarter of 2001 compared to 13.2% in the same period a year ago.

        For the first six months of 2001, operating income increased by $26.2 million to $117.5 million from $91.2 million in the corresponding period of 2000. As a percentage of construction revenues, operating income increased .9 percentage points to 6.3% in the first half of 2001 from 5.4% in the first half of 2000 due to both a higher housing gross margin and an improved selling, general and administrative expense ratio. Housing gross profits increased by $48.2 million, or 15.8%, to $353.9 million in the first half of 2001 from $305.7 million in the first half of 2000 with the housing gross margin increasing to 19.6% from 19.0%. The increase in the Company's housing gross margin for the six months ended May 31, 2001 resulted primarily from higher average selling prices and lower construction costs. Commercial activities in France produced profits of $2.5 million in the first half of 2001, while no commercial profits were generated in the first half of 2000. Company-wide land sales generated nominal profits in the first six months of both 2001 and 2000.

        Selling, general and administrative expenses increased by $24.7 million to $239.2 million for the first six months of 2001 from $214.5 million for the same period of 2000. As a percentage of housing revenues, selling, general and administrative expenses improved by .1 percentage point to 13.2% for the first six months of 2001 from 13.3% in the corresponding period of 2000.

        Interest income totaled $.9 million in the second quarter of 2001 compared to $1.8 million in the second quarter of 2000. For the first six months, interest income totaled $1.8 million in 2001 and $3.7 million in 2000. The decline in interest income in the second quarter and first half of 2001 reflected a decrease in the interest bearing average balances of short-term investments and mortgages receivable compared to the same periods a year ago.

        Interest expense (net of amounts capitalized) increased by $2.4 million to $9.5 million in the second quarter of 2001 from $7.1 million in the second quarter of 2000. For the six months ended May 31, 2001, interest expense increased by $6.1 million to $19.3 million from $13.2 million for the six months ended May 31, 2000. Gross interest incurred in the three months and six months ended May 31, 2001 was higher than that incurred in the corresponding year-ago periods by $3.7 million and $7.9 million, respectively, due to increased debt levels associated with the share repurchases executed by the Company throughout 2000. In addition, the percentage of interest capitalized during the three months ended May 31, 2001 decreased to 64.3% from 68.8% in the same period of 2000. For the six-month periods ended May 31, this percentage decreased to 63.1% in 2001 from 70.3% in 2000.

        Minority interests totaled $6.4 million in the second quarter of 2001 and $6.7 million in the second quarter of 2000. For the first half of 2001, minority interests totaled $12.3 million compared with $12.5 million in the first half of 2000. Minority interests for the three months and six months ended May 31, 2001 were comprised of two major components: pretax income of consolidated subsidiaries and joint ventures related to residential and commercial activities and distributions associated with the Company's Feline Prides. In the three-month and six-month periods of both 2001 and 2000, distributions associated with the Feline Prides totaled $3.8 million and $7.6 million, respectively.

        Equity in pretax income of unconsolidated joint ventures totaled $1.1 million in the second quarter of 2001 compared to $1.0 million recorded in the second quarter of 2000. The Company's joint ventures generated combined revenues of $22.8 million during the three months ended May 31, 2001 compared with $35.1 million in the corresponding period of 2000. For the first half of 2001, the Company's equity in pretax income of unconsolidated joint ventures totaled $1.6 million compared to $1.5 million for the same period of 2000. Combined revenues from these joint ventures totaled $41.8 million in the first half of 2001 and $63.5 million in the first half of 2000. Combined revenues from unconsolidated joint ventures were lower during the three-month and six-month periods ended May 31, 2001 as compared to the same periods of 2000 due to a decrease in joint venture unit deliveries. All of the joint venture revenues in the 2001 and 2000 periods were generated from residential properties.

        MORTGAGE BANKING

        Interest income and interest expense decreased by $.5 million and $.1 million, respectively, in the second quarter of 2001 compared to the same quarter a year ago. For the first six months of 2001, interest income from mortgage banking activities decreased by $1.2 million and related interest expense decreased by $.7 million from the same period of 2000. Interest income for the three and six-month periods ended May 31, 2001 was lower primarily due to a decrease in market interest rates on first mortgages held under commitments of sale and other receivables outstanding as compared to the same periods a year earlier. Similarly, interest expense was down in the three-month and six-month periods of 2001, mainly due to a decrease in the interest rates on notes payable outstanding during the periods.

        Other mortgage banking revenues increased by $3.0 million to $9.9 million in the second quarter of 2001 from $6.9 million in the prior year's second quarter. For the first half of 2001, other mortgage banking revenues totaled $18.2 million, an increase of $3.2 million from $15.0 million in the first half of 2000. The increases were primarily the result of higher gains on the sale of servicing rights partly due to higher volume and increased retention.

        General and administrative expenses associated with mortgage banking activities increased by $1.0 million to $4.6 million in the second quarter of 2001 from $3.6 million for the same period a year ago. For the six-month period, these expenses totaled $9.1 million in 2001 and $6.5 million in 2000. The increase in general and administrative expenses in 2001 was due to the expansion of certain ancillary businesses, higher staff levels in place to accommodate the Company's growing backlog and the overall growth of the mortgage company in anticipation of higher origination volumes expected in 2001.

        INCOME TAXES

        Income tax expense totaled $20.4 million and $15.0 million in the second quarters of 2001 and 2000, respectively. For the first six months of 2001, income tax expense totaled $33.7 million compared to $28.2 million in the same period of 2000. The income tax amounts represented effective income tax rates of approximately 34% in 2001 and 35% in 2000 (excluding the gain on issuance of French subsidiary stock).

                         LIQUIDITY AND CAPITAL RESOURCES

        The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. For the six months ended May 31, 2001, net cash used by operating, investing and financing activities totaled $15.5 million compared to $1.4 million provided in the six months ended May 31, 2000.

        Operating activities used $128.2 million of cash during the first six months of 2001 compared to $86.6 million used during the same period of 2000. The Company's uses of operating cash in the first half of 2001 included investments in inventories of $203.4 million (excluding $22.4 million of inventories acquired through seller financing), an increase in receivables of $30.8 million and a decrease in accounts payable, accrued expenses and other liabilities of $9.1 million. Partially offsetting these uses was cash provided from six months' earnings of $65.3 million, other operating sources of $12.0 million and various noncash items deducted from net income.

        Operating activities for the first six months of 2000 used cash to fund an investment of $161.5 million in inventories (excluding $11.6 million of inventories acquired through seller financing), a gain on the issuance of French subsidiary stock of $39.6 million, a decrease in accounts payable, accrued expenses and other liabilities of $36.7 million and other operating uses of $17.0 million. Sources of operating cash in the first six months of 2000 included six months' earnings of $91.9 million, a decrease in receivables of $41.2 million and various noncash items deducted from net income.

        Investing activities provided $4.8 million of cash in the first half of 2001 compared to $4.4 million used in the year-earlier period. In the first six months of 2001, cash was provided from proceeds of $4.1 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral, distributions of $3.6 million relating to investments in unconsolidated joint ventures and net sales of $.8 million of mortgages held for long term investment. The cash provided was partially offset by cash used for net purchases of property and equipment of $3.7 million. In the first six months of 2000, $7.2 million was used for net purchases of property and equipment, $.2 million was used for investments in unconsolidated joint ventures, and $.2 million was used for originations of mortgages held for long-term investment. Partially offsetting these uses were $3.2 million of proceeds received from mortgage-backed securities.

        Financing activities in the first six months of 2001 provided $107.8 million of cash compared to $92.4 million provided in the first half of 2000. In the first six months of 2001, $247.5 million of cash was provided from the issuance of 9 1/2% senior subordinated notes. Partially offsetting the cash provided were net payments on borrowings of $120.7 million, payments to minority interests of $9.8 million, cash dividend payments of $5.3 million and payments on collateralized mortgage obligations of $3.9 million. Pursuant to its 1997 Shelf Registration, the Company issued the 9 1/2% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due February 15, 2011 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole, or in part, at 104.750% of their principal amount beginning February 15, 2006, and thereafter at prices declining annually to 100% on and after February 15, 2009.

        Financing activities in the first six months of 2000 resulted in net cash inflows due to proceeds from the issuance of French subsidiary stock of $113.1 million and net proceeds from borrowings of $108.1 million. Partially offsetting these sources were payments for repurchases of common stock of $108.9 million, payments to minority interests of $10.8 million, cash dividend payments of $6.1 million and payments on collateralized mortgage obligations of $3.0 million.

        On May 24, 2001, the Company's mortgage banking subsidiary renewed its Master Loan and Security Agreement with an investment bank and reduced the maximum amount available under the agreement from $250.0 million to $200.0 million. The agreement, which expires on May 25, 2002, provides for a facility fee based on the $200.0 million maximum amount available and provides for interest to be paid monthly at the Eurodollar Rate plus an applicable spread on amounts borrowed. The amounts outstanding under the Master Loan and Security Agreement are secured by a borrowing base, which includes certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under the agreement. The agreement includes financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income.

        As of May 31, 2001 the Company had a total of $536.9 million available under its $732.0 million domestic unsecured credit facility. The Company's French unsecured financing agreements, totaling $271.9 million, had in the aggregate $136.4 million available at May 31, 2001. In addition, the Company's mortgage banking operations had $47.2 million available under its $300.0 million Mortgage Warehouse Facility and $47.3 million available under its $200.0 million Master Loan and Security Agreement at quarter-end. The Company's financial leverage, as measured by the ratio of debt to total capital, was 54.8% at May 31, 2001 compared to 54.5% at May 31, 2000.

        The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

                                     OUTLOOK

        The Company's residential backlog, excluding joint ventures, reached $2.40 billion as of May 31, 2001, a 17.1% increase over the prior year and the highest level for any quarter end in the Company's history. Backlog units at May 31, 2001 increased 14.3% to 14,022 from 12,268 units, representing aggregate future revenues of approximately $2.05 billion, at May 31, 2000. Company-wide net orders for the second quarter of 2001 totaled 7,370, down 6.0% compared to the 7,837 net orders in the second quarter of 2000.

        The Company's domestic operations accounted for approximately $2.12 billion of backlog value on 11,909 units at May 31, 2001, up from $1.74 billion on 10,408 units at May 31, 2000. Backlog in the West Coast region totaled approximately $790.9 million on 2,769 units at May 31, 2001, compared to $755.2 million on 3,063 units at May 31, 2000. Net orders in the West Coast region decreased 29.2% to 1,541 in the second quarter of 2001 from 2,178 for the same quarter a year ago. This decrease was primarily attributable to fewer net orders in Northern California, a market where the general economy has been adversely impacted by a softening in the technology sector. The Company's Southwest operations demonstrated significant year-over-year growth in backlog levels with the backlog value at May 31, 2001 increasing to approximately $523.8 million on 3,388 units from $413.7 million on 2,892 units at May 31, 2000, while net orders of 1,855 in the second quarter of 2001 were essentially flat with the year-earlier quarter. Backlog in the Company's Central region totaled approximately $805.0 million on 5,752 units at the end of the second quarter of 2001 compared to $570.0 million on 4,453 units a year earlier. Central region net orders for the second quarter of 2001 were up 6.6% to 3,078 units from 2,888 units in the same period of 2000. The average number of active communities in the Company's domestic operations for the second quarter of 2001 was 261, nearly flat with 263 for the same quarter a year ago.

        In France, the value of residential backlog at May 31, 2001 was approximately $285.3 million on 2,113 units, up from $315.2 million on 1,860 units a year earlier. The Company's net orders in France totaled 896 units in both the second quarter of 2001 and the second quarter of 2000. The value of backlog associated with the Company's French commercial development activities rose to approximately $49.4 million at May 31, 2001 from $7.2 million at May 31, 2000.

        Substantially all of the homes included in residential backlog are expected to be delivered in 2001; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

        Company-wide net orders, excluding joint ventures, for the month of June 2001 decreased 4.8% from the comparable period of 2000. During this same period, domestic net orders were down 8.1%, reflecting decreases of 28.1% and 15.3% in West Coast and Central net orders, respectively, partially offset by a 26.0% increase in Southwest net orders. In France, net orders for the first four weeks of the Company's 2001 third quarter increased approximately 25.3% compared with the same period a year ago.

        The Company achieved significant year-over-year earnings growth in the first half of 2001 and remains confident in its outlook for the remainder of the year with appropriate caution that the homebuilding industry is impacted by a variety of economic factors including consumer confidence, employment levels and interest rates. For the rest of 2001, the Company intends to continue to focus on high-growth markets while at the same time looking for ways to increase efficiencies and leverage its volume to take advantage of economies of scale. The Company hopes to continue to increase overall unit delivery growth in future years through the strategies it has in place. The Company's growth strategies include the expansion of existing operations to achieve optimal market volume levels and the possible entry into new geographic markets through acquisitions or de novo entry. Growth in the Company's existing markets will be driven by the Company's ability to increase the average number of active communities in its major markets.

        Since the previous quarter, the Company has increased its delivery projections for 2001 and currently expects to deliver approximately 24,400 homes for the year. The Company also currently anticipates another record level of earnings in 2001 based upon such projected deliveries. However, these goals could be materially affected by various risk factors such as changes in general economic conditions either nationally, in the U.S. or France, or in the localized regions in which the Company operates; continued diminution in domestic job growth or employment levels; a continued downturn in the economy's pace; continued uncertainties associated with California's electricity supply problems; or changes in home mortgage interest rates or consumer confidence, among other things.

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

        (1) The nominees listed below were elected directors for a three-year term expiring at the 2004 Annual Meeting of Stockholders with the respective votes set forth opposite their names:

                                                              Authority
                        Nominee               For             Withheld
                   ----------------        ----------        ----------
                   Ronald W. Burkle        39,625,714           478,212

                   Dr. Ray R. Irani        39,922,386           181,540

                   Guy Nafilyan            38,432,492         1,671,434

                   Luis G. Nogales         39,931,927           171,999

        Ms. Jane Evans and Messrs. James A. Johnson, Barry Munitz and Sanford C. Sigoloff continue as directors and, if nominated, will next stand for re-election at the 2002 Annual Meeting of Stockholders; Messrs. Henry G. Cisneros and Bruce Karatz also continue as directors and, if nominated, will next stand for re-election at the 2003 Annual Meeting of Stockholders.

        (2) A proposal seeking approval of the KB Home 2001 Stock Incentive Plan was approved with the votes as set forth below:

                     For            Against           Withheld
                 ----------        ----------        ----------
                 21,689,080        13,304,606           174,630


        (3) A proposal seeking re-approval of the KB Home Performance-Based Incentive Plan for Senior Management was approved with the votes as set forth below:

                     For            Against           Withheld
                 ----------        ----------        ----------
                 36,772,118         3,147,616           166,659

        (4) A stockholder resolution concerning the hiring of a proxy advisory firm for one year was not approved with the votes as set forth below:

                     For            Against           Withheld
                 ----------        ----------        ----------
                 1,398,476         33,384,073          385,827

        ITEM 5. OTHER INFORMATION

        Geographical Information

        The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three months and six months ended May 31, 2001 and 2000, together with backlog data in terms of units and value by geographical region as of May 31, 2001 and 2000.

                                                    Three Months Ended May 31,
                                             --------------------------------------------
                                                 Deliveries                Net Orders
                                             ------------------        ------------------
        Market                               2001         2000         2001         2000
        ------                               -----        -----        -----        -----
        West Coast                           1,388        1,207        1,541        2,178
        Southwest                            1,503        1,349        1,855        1,875
        Central                              2,121        1,884        3,078        2,888
        Foreign                                711          602          896          896
                                             -----        -----        -----        -----
            Total                            5,723        5,042        7,370        7,837
                                             =====        =====        =====        =====
        Unconsolidated Joint Ventures           98          137           74          121
                                             =====        =====        =====        =====

                                               Six Months Ended May 31,                          May 31,
                                         -----------------------------------    --------------------------------------------
                                                                                                        Backlog - Value
                                            Deliveries         Net Orders       Backlog - Units          In Thousands
                                         ---------------    ----------------    ----------------    ------------------------
        Market                             2001     2000      2001      2000      2001      2000          2001          2000
        ------                           ------    -----    ------    ------    ------    ------    ----------    ----------
        West Coast                        2,369    2,335     2,717     3,519     2,769     3,063    $  790,862    $  755,243
        Southwest                         2,751    2,613     3,828     3,398     3,388     2,892       523,751       413,692
        Central                           3,867    3,537     5,609     4,791     5,752     4,453       805,022       570,012
        Foreign                           1,264    1,122     1,560     1,454     2,113     1,860       285,255       315,151
                                         ------    -----    ------    ------    ------    ------    ----------    ----------
            Total                        10,251    9,607    13,714    13,162    14,022    12,268    $2,404,890    $2,054,098
                                         ======    =====    ======    ======    ======    ======    ==========    ==========
        Unconsolidated Joint Ventures       182      260       139       236       165       195    $   33,330    $   36,660
                                         ======    =====    ======    ======    ======    ======    ==========    ==========

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits

        24 The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company's 2000 Annual Report on Form 10-K, is incorporated by reference herein.

        Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended May 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       KB HOME
                                       -----------------------------------------
                                       Registrant



Dated July 13, 2001                    /s/ BRUCE KARATZ
      -------------                    -----------------------------------------
                                       Bruce Karatz
                                       Chairman and Chief Executive Officer
                                       (Principal Executive Officer)



Dated July 13, 2001                    /s/ WILLIAM R. HOLLINGER
      -------------                    -----------------------------------------
                                       William R. Hollinger
                                       Senior Vice President and Controller
                                       (Principal Accounting Officer)