Form 10-Q
period 2001-08-31
KB HOME
filed 2001-10-12
CIK 795266

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2001.

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

Yes [X]        No [   ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF AUGUST 31, 2001.

Common stock, par value $1.00 per share, 50,321,172 shares outstanding, including 8,157,481 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 1,448,100 shares held in treasury.

KB HOME
FORM 10-Q

INDEX

		Page Number(s)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Income - Nine Months and Three Months ended August 31, 2001 and 2000	3

	Consolidated Balance Sheets - August 31, 2001 and November 30, 2000	4

	Consolidated Statements of Cash Flows - Nine Months ended August 31, 2001 and 2000	5

	Notes to Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-16

PART II. OTHER INFORMATION

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

INDEX OF EXHIBITS		20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except Per Share Amounts — Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,

	2001	2000	2001	2000

Total revenues	$3,123,323	$2,686,791	$1,235,313	$981,024

Construction:
Revenues	$3,075,296	$2,645,336	$1,215,148	$965,374
Construction and land costs	(2,480,489)	(2,149,342)	(976,975)	(775,106)
Selling, general and administrative expenses	(377,569)	(328,870)	(138,393)	(114,387)

Operating income	217,238	167,124	99,780	75,881
Interest income	2,646	5,021	805	1,274
Interest expense, net of amounts capitalized	(30,723)	(22,327)	(11,424)	(9,145)
Minority interests	(20,274)	(20,941)	(7,954)	(8,417)
Equity in pretax income of unconsolidated joint ventures	2,381	2,253	825	763
Gain on issuance of French subsidiary stock	—	39,630	—	—

Construction pretax income	171,268	170,760	82,032	60,356

Mortgage banking:
Revenues:
Interest income	15,862	15,901	6,191	5,062
Other	32,165	25,554	13,974	10,588

	48,027	41,455	20,165	15,650
Expenses:
Interest	(14,452)	(14,256)	(5,518)	(4,645)
General and administrative	(14,334)	(11,406)	(5,192)	(4,922)

Mortgage banking pretax income	19,241	15,793	9,455	6,083

Total pretax income	190,509	186,553	91,487	66,439
Income taxes	(64,800)	(50,000)	(31,100)	(21,800)

Net income	$125,709	$136,553	$60,387	$44,639

Basic earnings per share	$3.50	$3.39	$1.63	$1.17

Diluted earnings per share	$3.36	$3.32	$1.58	$1.14

Basic average shares outstanding	35,897	40,240	37,016	38,267

Diluted average shares outstanding	37,371	41,189	38,199	39,218

Cash dividends per common share	$.225	$.225	$.075	$.075

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	August 31,	November 30,
	2001	2000

ASSETS
Construction:
Cash and cash equivalents	$33,725	$21,385
Trade and other receivables	371,581	306,581
Inventories	1,969,675	1,657,401
Investments in unconsolidated joint ventures	8,696	10,407
Deferred income taxes	66,633	73,842
Goodwill	192,399	202,177
Other assets	96,137	89,975

	2,738,846	2,361,768

Mortgage banking:
Cash and cash equivalents	11,456	11,696
Receivables:
First mortgages and mortgage-backed securities	34,655	43,137
First mortgages held under commitments of sale and other receivables	505,667	403,165
Other assets	8,574	9,155

	560,352	467,153

Total assets	$3,299,198	$2,828,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction:
Accounts payable	$343,861	$311,537
Accrued expenses and other liabilities	246,495	201,672
Mortgages and notes payable	1,135,293	987,980

	1,725,649	1,501,189

Mortgage banking:
Accounts payable and accrued expenses	15,032	11,135
Notes payable	485,631	385,294
Collateralized mortgage obligations secured by mortgage-backed securities	23,934	29,928

	524,597	426,357

Minority interests:
Consolidated subsidiaries and joint ventures	59,407	56,866
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company	—	189,750

	59,407	246,616

Common stock	51,769	44,397
Paid-in capital	445,330	240,761
Retained earnings	716,060	598,374
Accumulated other comprehensive income	(7,173)	(9,564)
Deferred compensation	(10,810)	—
Grantor stock ownership trust	(177,294)	(190,872)
Treasury stock, at cost	(28,337)	(28,337)

Total stockholders’ equity	989,545	654,759

Total liabilities and stockholders’ equity	$3,299,198	$2,828,921

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Nine Months Ended August 31,

	2001	2000

Cash flows from operating activities:
Net income	$125,709	$136,553
Adjustments to reconcile net income to net cash used by operating activities:
Equity in pretax income of unconsolidated joint ventures	(2,381)	(2,253)
Minority interests	20,274	20,941
Gain on issuance of French subsidiary stock	—	(39,630)
Amortization of discounts and issuance costs	948	755
Depreciation and amortization	32,566	30,497
Provision for deferred income taxes	7,209	10,348
Changes in assets and liabilities, net of effects from acquisitions:
Receivables	(167,415)	74,301
Inventories	(255,256)	(224,597)
Accounts payable, accrued expenses and other liabilities	78,925	16,906
Other, net	14,745	(29,786)

Net cash used by operating activities	(144,676)	(5,965)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(29,058)	—
Investments in unconsolidated joint ventures	4,092	151
Net sales of mortgages held for long-term investment	2,132	668
Payments received on first mortgages and mortgage-backed securities	6,350	5,262
Purchases of property and equipment, net	(5,794)	(11,632)

Net cash used by investing activities	(22,278)	(5,551)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	(19,217)	98,314
Proceeds from issuance of senior subordinated notes	247,500	—
Issuance of French subsidiary stock	—	113,118
Payments on collateralized mortgage obligations	(5,994)	(4,994)
Payments on mortgages, land contracts and other loans	(17,479)	(15,682)
Payments to minority interests	(17,733)	(16,037)
Payments of cash dividends	(8,023)	(8,914)
Repurchases of common stock	—	(137,464)

Net cash provided by financing activities	179,054	28,341

Net increase in cash and cash equivalents	12,100	16,825
Cash and cash equivalents at beginning of period	33,081	28,367

Cash and cash equivalents at end of period	$45,181	$45,192

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$35,354	$28,101

Income taxes paid	$24,324	$30,673

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$33,639	$12,436

Conversion of Feline Prides	$189,750	$—

See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2000 contained in the Company’s 2000 Annual Report to Stockholders.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of August 31, 2001, the results of its consolidated operations for the nine months and three months ended August 31, 2001 and 2000, and its consolidated cash flows for the nine months ended August 31, 2001 and 2000. The results of operations for the nine months and three months ended August 31, 2001 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2000 has been taken from the audited financial statements as of that date.

2.	Inventories

Inventories consist of the following (in thousands):

	August 31,	November 30,
	2001	2000

Homes, lots and improvements in production	$1,484,913	$1,115,824
Land under development	484,762	541,577

Total inventories	$1,969,675	$1,657,401

The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	August 31,		August 31,

	2001	2000	2001	2000

Interest incurred	$78,533	$68,224	$26,222	$23,834
Interest expensed	(30,723)	(22,327)	(11,424)	(9,145)

Interest capitalized	47,810	45,897	14,798	14,689
Interest amortized	(43,480)	(28,362)	(16,230)	(10,965)

Net impact on consolidated pretax income	$4,330	$17,535	$(1,432)	$3,724

3.	Earnings Per Share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings Per Share (continued)

The following table presents a reconciliation of average shares outstanding (in thousands):

	Nine Months Ended		Three Months Ended
	August 31,		August 31,

	2001	2000	2001	2000

Basic average shares outstanding	35,897	40,240	37,016	38,267
Net effect of stock options assumed to be exercised	1,474	949	1,183	951

Diluted average shares outstanding	37,371	41,189	38,199	39,218

4.	Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Nine Months Ended		Three Months Ended
	August 31,		August 31,

	2001	2000	2001	2000

Net income	$125,709	$136,553	$60,387	$44,639
Foreign currency translation adjustment	4,408	(7,400)	7,411	(4,606)
Net derivative losses	(2,017)	—	(2,635)	—

Comprehensive income	$128,100	$129,153	$65,163	$40,033

5.	Segment Information

The Company has identified two reportable segments: construction and mortgage banking. Information for the Company’s reportable segments is presented in its consolidated statements of income and consolidated balance sheets included herein. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon a number of factors including pretax results.

6.	Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” was issued in June 1998. This statement addresses the accounting for and disclosure of derivative instruments, including derivative instruments imbedded in other contracts, and hedging activities. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change is recognized in earnings. The adoption of the new statement as of December 1, 2000 has not had a significant impact on the earnings or financial position of the Company. As of August 31, 2001, the Company had $2.0 million in net derivative losses included in other comprehensive income.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations with a closing date after June 30, 2001. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities, like the Company, with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption of SFAS No. 141 did not have a material effect on the Company’s operating results or financial condition. The Company plans to early adopt SFAS No. 142 in the first quarter of its 2002 fiscal year. Application of the nonamortization provisions of SFAS No. 142 by the Company is expected to result in the elimination of amortization expense of approximately $28.0 million per year. The Company will perform the first of the required impairment tests of goodwill as of December 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

7.	Mortgages and Notes Payable

On February 8, 2001, pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission on December 5, 1997 (the “1997 Shelf Registration”), the Company issued $250.0 million of 9 1/2% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due February 15, 2011 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole, or in part, at 104.750% of their principal amount beginning February 15, 2006, and thereafter at prices declining annually to 100% on and after February 15, 2009. Proceeds from the issuance of the notes were used to pay down bank borrowings.

On May 24, 2001, the Company’s mortgage banking subsidiary renewed its Master Loan and Security Agreement with an investment bank. The agreement, which expires on May 25, 2002, provides for a facility fee based on the $200.0 million maximum amount available and provides for interest to be paid monthly at the Eurodollar Rate plus an applicable spread on amounts borrowed. The amounts outstanding under the Master Loan and Security Agreement are secured by a borrowing base, which includes certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under the agreement. The agreement includes financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income.

8.	Restricted Stock Award

Effective July 11, 2001, the Company awarded 350,000 shares of restricted common stock to its Chairman and Chief Executive Officer in accordance with the terms and conditions of his amended and restated employment

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	Restricted Stock Award (continued)

agreement. The restrictions imposed with respect to the shares covered by the award lapse on December 31, 2008 if certain conditions are met. During the restriction period, the executive is entitled to vote and receive dividends on such shares. Upon issuance of the 350,000 shares, a deferred compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity and will be amortized over the restriction period. The compensation expense with respect to the restricted shares during the quarter ended August 31, 2001 was $.2 million.

9.	Acquisition

On July 19, 2001, the Company acquired Trademark Home Builders, Inc. (“Trademark”), a builder of single-family homes in Jacksonville, Florida. The acquisition marks the Company’s entry into the Florida market. Trademark was acquired for approximately $30.1 million, including the assumption of approximately $16.3 million in debt, and was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was $9.2 million and was allocated to goodwill. In accordance with SFAS No. 142, the goodwill amount will not be amortized but will be reviewed for impairment on an annual basis. The results of Trademark were included in the Company’s consolidated financial statements as of the acquisition date. The proforma results of the Company for the nine months ended August 31, 2001 and 2000, assuming this acquisition had been made at the beginning of each year, would not be materially different from reported results.

10.	Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Debentures of the Company (Feline Prides)

On August 16, 2001, the Company’s Feline Prides, in the amount of $189.8 million, mandatorily converted into 5,977,109 shares of the Company’s common stock. In connection with the conversion, all of the 8% debentures held by KBHC Financing I, a Delaware statutory business trust wholly owned by the Company, were retired.

11.	Reclassifications

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2001 presentation.

12.	Subsequent Events

On October 4, 2001, the Company’s Board of Directors approved a stock repurchase authorization of up to 4.0 million shares of the Company’s common stock, or approximately 9.0% of total outstanding shares. The authorization positions management to opportunistically purchase common shares from time-to-time on the open market or in privately negotiated transactions. No shares had been repurchased under this authorization as of the date of filing this report.

On or about October 15, 2001, the Company expects to file a universal shelf registration statement (the “2001 Shelf Registration”) with the Securities and Exchange Commission for up to $500.0 million of the Company’s debt and equity securities. The remaining capacity under the 1997 Shelf Registration together with the 2001 Shelf Registration is expected to provide the Company with a total issuance capacity of $750.0 million. The 2001 Shelf Registration is expected to provide that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, stock purchase contracts, stock purchase units and/or warrants to purchase such securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Total revenues for the three months ended August 31, 2001 rose $254.3 million, or 25.9%, to $1.24 billion from $981.0 million for the three months ended August 31, 2000. For the nine months ended August 31, 2001, total revenues increased $436.5 million, or 16.2%, to $3.12 billion from $2.69 billion in the year-earlier period. The increases in total revenues for the three-month and nine-month periods of 2001 compared to 2000 were primarily due to higher housing revenues. Net income for the third quarter of 2001 totaled $60.4 million, or $1.58 per diluted share and compared favorably with third quarter 2000 net income of $44.6 million or $1.14 per diluted share. For the nine months ended August 31, 2001, net income totaled $125.7 million or $3.36 per diluted share compared with $136.6 million or $3.32 per diluted share for the nine months ended August 31, 2000. Results for the first nine months of 2000 included a one-time gain of $39.6 million, or $.97 per diluted share, on the issuance of stock by the Company’s French subsidiary in an initial public offering (the French IPO) in February 2000. Excluding the French IPO gain, net income was $96.9 million, or $2.35 per diluted share, for the nine months ended August 31, 2000. The increases in diluted earnings per share in the third quarter and first nine months of 2001 were principally driven by higher unit volume, a higher operating income margin and an increase in pretax income from mortgage banking operations.

CONSTRUCTION

Revenues reached an all-time third quarter high of $1.22 billion in 2001, increasing 25.9% or $249.8 million from $965.4 million in the third quarter of 2000 mainly due to an increase in housing revenues. Housing revenues for the period rose 21.0%, or $201.9 million, to $1.16 billion from $959.7 million in the year-earlier period as unit deliveries, excluding joint ventures, increased 13.4% to 6,473 units and the Company’s average selling price advanced 6.8%. Unit deliveries for the third quarter of 2001 were the highest for any third quarter in the Company’s history and reflected year-over-year gains in delivery volume in all of the Company’s geographic regions. Housing revenues in the United States of $1.04 billion for the third quarter were up 23.2% from $845.2 million for the corresponding quarter of 2000 as unit deliveries rose to 5,675 from 4,984. Housing revenues from the West Coast region (California operations) for the third quarter of 2001 totaled $440.7 million, increasing 19.4% from $369.2 million in the year-earlier period. Unit deliveries in the West Coast region in the third quarter of 2001 rose 7.6% to 1,553 units from 1,444 units in the third quarter of 2000. Housing revenues from the Southwest region (Nevada, Arizona and New Mexico operations) totaled $264.2 million for the three months ended August 31, 2001 compared to $226.6 million for the same period a year ago, an increase of 16.6%. Unit deliveries in the Southwest region increased to 1,690 units in the third quarter of 2001 from 1,596 units in the third quarter 2000. In the Central region (Texas, Colorado and Florida operations), housing revenues rose 34.9% to $336.4 million in the third quarter of 2001 from $249.4 million in the year-earlier quarter as unit deliveries increased 25.1% to 2,432 units from 1,944 in the year-earlier quarter. Revenues from French housing operations during the three months ended August 31, 2001 increased to $120.3 million on 798 units from $114.6 million on 726 units in the year-earlier period.

During the third quarter of 2001, the Company’s overall average selling price increased 6.8% to $179,500, from $168,100 in the same quarter a year ago. The Company’s domestic average selling price rose 8.2% to $183,500 in the third quarter of 2001 from $169,600 in the same period of 2000 as a result of price increases implemented in certain markets within each region. For the three months ended August 31, 2001, the average selling price in the Company’s West Coast region increased 11.0% to $283,800 from $255,700 for the same period a year ago and the average selling price in the Southwest region rose 10.1% to $156,300 from $142,000. In the Central region, the average selling price increased 7.8% to $138,300 in the third quarter of 2001 from $128,300 in the third quarter of 2000. In France, the average selling price in the third quarter of 2001 decreased 4.4% to $150,800 from $157,800 in the year-earlier quarter primarily due to a higher proportion of deliveries generated from condominiums, which are typically priced below single-family homes.

The Company’s commercial activities in France generated revenues of $37.2 million in the third quarter of 2001. By comparison, the Company recorded no commercial revenues in the third quarter of 2000. Revenues from Company-wide land sales totaled $16.3 million in the third quarter of 2001 compared to $5.6 million in the third quarter of 2000.

For the first nine months of 2001, construction revenues increased by $430.0 million, or 16.3%, to $3.08 billion, from $2.65 billion for the same period a year ago mainly as a result of higher housing revenues. Housing revenues totaled $2.97 billion on 16,724 units in the first nine months of 2001 compared to $2.57 billion on 15,317 units for the same period a year ago. Housing operations in the United States produced revenues of $2.67 billion on 14,662 units in the first nine months of 2001 and $2.27 billion on 13,469 units in the comparable period of 2000. During the first nine months of 2001, housing revenues from the West Coast region increased 14.9% to $1.10 billion from $961.4 million in the first nine months of 2000, on a 3.8% increase in unit deliveries during the period to 3,922 units from 3,779 units in 2000. Housing revenues from the Southwest region increased 14.4% to $693.7 million in the first nine months of 2001 from $606.4 million in the prior year’s period as unit deliveries in the region rose 5.5% to 4,441 from 4,209. In the Central region, housing revenues increased 24.2% to $869.8 million in the nine-month period of 2001 from $700.2 million in the same period of 2000 with deliveries in the region increasing 14.9% to 6,299 from 5,481. French housing revenues totaled $301.5 million on 2,062 units in the first nine months of 2001 compared to $298.0 million on 1,844 units in the corresponding period of 2000.

The Company-wide average new home price increased 6.0% to $177,600 in the first nine months of 2001 from $167,600 in the year-earlier period. For the first nine months of 2001, the average selling price in the West Coast region increased 10.7% to $281,700 from $254,400 for the first nine months of 2000 and the average selling price in the Southwest region rose 8.4% to $156,200 from $144,100. The average selling price in the Central region increased 8.1% in the first nine months of 2001 to $138,100 from $127,800 in the same period of 2000. The higher average selling prices in each of the Company’s domestic regions in the first nine months of 2001 resulted from selected increases in sales prices in certain markets. In France, the average selling price for the nine-month period decreased 9.5% to $146,200 in 2001 compared to $161,600 in 2000, primarily due to an increase in the proportion of deliveries generated from condominiums, as well as an adverse foreign currency translation impact.

The Company’s commercial activities in France generated revenues of $53.6 million in the first nine months of 2001, while no commercial revenues were generated in the same period a year ago. The Company’s commercial activities in France increased in 2001 due to more favorable commercial market conditions. Company-wide revenues from land sales decreased to $51.8 million in the first nine months of 2001 from $78.2 million in the first nine months of 2000. Land sales were higher in the first nine months of 2000 than in 2001 as the Company was actively executing its asset repositioning strategy which included land sales in various markets.

Operating income increased by $23.9 million to $99.8 million in the third quarter of 2001 from $75.9 million in the third quarter of 2000. The construction operating income margin for the three months ended August 31, 2001 rose .3 percentage points to 8.2% from 7.9% in the year-earlier period, with a higher housing gross margin accounting for most of the increase. Gross profits increased by $47.9 million, or 25.2%, to $238.2 million in the third quarter of 2001 from $190.3 million in the prior year’s period. During this same period, housing gross profits increased by $42.1 million to $232.1 million from $190.0 million. The housing gross margin rose to 20.0% in the third quarter of 2001 from 19.8% in the year-earlier quarter, primarily due to higher average selling prices. Commercial activities in France generated gross profits of $5.8 million during the quarter ended August 31, 2001, while no commercial profits were included in the same quarter a year ago. Land sales generated nominal profits in the third quarters of both 2001 and 2000.

Selling, general and administrative expenses totaled $138.4 million in the three-month period ended August 31, 2001 compared to $114.4 million in the same period a year ago. As a percentage of housing revenues, selling, general and administrative expenses in the third quarter of 2001 were flat with the same period a year ago at 11.9%. As a percentage of housing and commercial revenues, selling, general and administrative expenses improved .4 percentage points to 11.5% in the third quarter of 2001 from 11.9% in the third quarter of 2000.

For the first nine months of 2001, operating income increased by $50.1 million to $217.2 million from $167.1 million in the corresponding period of 2000. As a percentage of construction revenues, operating income increased .8 percentage points to 7.1% in the first nine months of 2001 from 6.3% in the same period of 2000 due to both a higher housing gross margin and an improved selling, general and administrative expense ratio. Housing gross profits increased by $90.3 million, or 18.2%, to $586.0 million in the first nine months of 2001 from $495.7 million in the first nine months of 2000 with the housing gross margin increasing to 19.7% from 19.3%. The increase in the Company’s housing gross margin for the nine months ended August 31, 2001 resulted primarily from higher average selling prices and lower construction costs. Commercial activities in France produced gross profits of $8.3 million in the first nine months of 2001 while there were no commercial activities in 2000. Company-wide land sales generated nominal profits for the first nine months of both 2001 and 2000.

Selling, general and administrative expenses rose by $48.7 million to $377.6 million for the first nine months of 2001 from $328.9 million for the same period of 2000. As a percentage of housing revenues, selling, general and administrative expenses improved by .1 percentage point to 12.7% for the nine months ended August 31, 2001 from 12.8% for the corresponding period of 2000. As a percentage of housing and commercial revenues, selling, general and administrative expenses improved .3 percentage points to 12.5% in the nine-month period of 2001 from 12.8% in the nine-month period of 2000.

Interest income totaled $.8 million in the third quarter of 2001 compared to $1.3 million in the third quarter of 2000. For the first nine months, interest income totaled $2.6 million in 2001 and $5.0 million in 2000. The decline in interest income in the third quarter and first nine months of 2001 reflected a decrease in the interest bearing average balances of short-term investments and mortgages receivable as compared to the same periods a year ago.

Interest expense (net of amounts capitalized) increased by $2.3 million to $11.4 million in the third quarter of 2001 from $9.1 million in the third quarter of 2000. For the nine months ended August 31, 2001, interest expense increased by $8.4 million to $30.7 million from $22.3 million for the nine months ended August 31, 2000. Gross interest incurred in the three months and nine months ended August 31, 2001 was higher than that incurred in the corresponding year-ago periods by $2.4 million and $10.3 million, respectively, due to increased debt levels associated with higher inventory balances and the share repurchases executed by the Company throughout 2000. Also contributing to the increase in net interest expense was a decrease in the percentage of interest capitalized resulting from a lower proportion of land under development in 2001 compared to 2000. During the three months ended August 31, 2001, the percentage of interest capitalized decreased to 56.4% from 61.6% in the same period of 2000. For the nine-month periods ended August 31, this percentage decreased to 60.9% in 2001 from 67.3% in 2000.

Minority interests totaled $8.0 million in the third quarter of 2001 and $8.4 million in the third quarter of 2000. For the first nine months of 2001, minority interests totaled $20.3 million compared to $20.9 million for the first nine months of 2000. Minority interests for the three months and nine months ended August 31, 2001 were comprised of two major components: income from consolidated subsidiaries and joint ventures related to residential and commercial activities, and distributions associated with the Company’s Feline Prides. For the three months ended August 31, 2001 and 2000, distributions associated with the Feline Prides totaled $3.8 million in both years. For the nine months ended August 31, 2001 and 2000, these distributions totaled $11.4 million. Since the Feline Prides mandatorily converted into common stock of the Company on August 16, 2001, minority interests of future periods will no longer include distributions associated with the Feline Prides.

Equity in pretax income of unconsolidated joint ventures totaled $.8 million in the third quarters of 2001 and 2000. The Company’s joint ventures generated combined revenues of $17.4 million during the three months ended August 31, 2001 compared with $24.2 million in the corresponding period of 2000. For the first nine months of 2001, the Company’s equity in pretax income of unconsolidated joint ventures totaled $2.4 million compared to $2.3 million for the same period of 2000. Combined revenues from these joint ventures totaled $59.1 million in the first nine months of 2001 and $87.8 million in the first nine months of 2000. Revenues from unconsolidated joint ventures were lower in the three-month and nine-month periods ended August 31, 2001 due to a decrease in joint venture unit deliveries. All of the joint venture revenues in the 2001 and 2000 periods were generated from residential properties.

MORTGAGE BANKING

Interest income and interest expense increased by $1.1 million and $.9 million, respectively, in the third quarter as compared to the same quarter a year ago. For the first nine months of 2001, interest income from mortgage banking activities was essentially unchanged from the same period a year ago and related interest expense increased by $.2 million. Interest income for the three-month period ended August 31, 2001 was higher primarily due to an increase in the balance of first mortgages held under commitments of sale and other receivables outstanding as compared to the same period a year earlier. Similarly, interest expense was higher in the three-month and nine-month periods of 2001, mainly due to an increase in the amount of notes payable outstanding during the periods.

Other mortgage banking revenues increased by $3.4 million to $14.0 million in the third quarter of 2001 from $10.6 million in the prior year’s third quarter. For the first nine months of 2001, other mortgage banking revenues totaled $32.2 million, an increase of $6.6 million from $25.6 million in the first nine months of 2000. The increases were primarily the result of higher gains on the sale of servicing rights partly due to higher volume and increased retention. Also contributing to the increase for the third quarter of 2001 was a shift in product mix toward a higher proportion of fixed rate loans.

General and administrative expenses associated with mortgage banking activities increased by $.3 million to $5.2 million in the third quarter of 2001 from $4.9 million for the same period a year ago. For the nine-month period, these expenses totaled $14.3 million in 2001 and $11.4 million in 2000. The increase in general and administrative expenses in 2001 was due to the expansion of certain ancillary business, higher staff levels in place to accommodate the Company’s higher backlog and the overall growth of the mortgage banking operations in anticipation of higher origination volumes.

INCOME TAXES

Income tax expense totaled $31.1 million and $21.8 million in the third quarter of 2001 and 2000, respectively. For the first nine months of 2001, income tax expense totaled $64.8 million compared to $50.0 million in the same period of 2000. The income tax amounts represented an effective income tax rate of approximately 34% in 2001 and 2000 (excluding the French IPO gain).

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking concerns with internally generated operating results and external sources of debt and equity financing. For the nine months ended August 31, 2001, net cash provided by operating, investing and financing activities totaled $12.1 million compared to $16.8 million provided in the nine months ended August 31, 2000.

Operating activities used $144.7 million of cash during the first nine months of 2001 compared to $6.0 million used during the same period of 2000. The Company’s uses of operating cash in the first nine months of 2001 included investments in inventories of $255.3 million (excluding $33.6 million of inventories acquired through seller financing) and an increase in receivables of $167.4 million. Partially offsetting these uses was cash provided from nine months’ earnings of $125.7 million, an increase in accounts payable, accrued expenses and other liabilities of $78.9 million, other operating sources of $14.7 million and various noncash items deducted from net income.

Operating activities for the first nine months of 2000 used cash to fund an investment of $224.6 million in inventories (excluding $12.4 million of inventories acquired through seller financing), a gain on the issuance of French subsidiary stock of $39.6 million and other operating uses of $29.8 million. Sources of operating cash in the first nine months of 2000 included nine months’ earnings of $136.6 million, a decrease in receivables of $74.3 million, an increase in accounts payable, accrued expenses and other liabilities of $16.9 million and various noncash items deducted from net income.

Investing activities used $22.3 million of cash in the first nine months of 2001 compared to $5.5 million used in the year-earlier period. In the first nine months of 2001, $29.1 million, net of cash acquired, was used for the acquisition of Trademark and $5.8 million was used for net purchases of property and equipment. Partially offsetting these uses were proceeds of $6.4 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral, distributions of $4.1 million relating to investments in unconsolidated joint ventures and net sales of $2.1 million of mortgages held for long term investment. In the first nine months of 2000, $11.6 million was used for net purchases of property and equipment. Partially offsetting this use were proceeds of $5.2 million received from mortgage-backed securities, sales of mortgages held for long-term investment of $.7 million and investments in unconsolidated joint ventures of $.2 million.

Financing activities in the first nine months of 2001 provided $179.1 million of cash compared to $28.3 million provided in the first nine months of 2000. In the first nine months of 2001, $247.5 million of cash was provided from the issuance of 9 1/2% senior subordinated notes. Partially offsetting the cash provided were net payments on borrowings of $36.7 million, payments to minority interests of $17.7 million, cash dividend payments of $8.0 million and payments on collateralized mortgage obligations of $6.0 million. Pursuant to its 1997 Shelf Registration, the Company issued the 9 1/2% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due February 15, 2011 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole, or in part, at 104.750% of their principal amount beginning February 15, 2006, and thereafter at prices declining annually to 100% on and after February 15, 2009.

Financing activities in the first nine months of 2000 resulted in net cash inflows due to proceeds from the issuance of French subsidiary stock of $113.1 million and net proceeds from borrowings of $82.6 million, partially offset by repurchases of common stock of $137.5 million, payments to minority interests of $16.0 million, cash dividend payments of $8.9 million and payments on collateralized mortgage obligations of $5.0 million.

On May 24, 2001, the Company’s mortgage banking subsidiary renewed its Master Loan and Security Agreement with an investment bank. The agreement, which expires on May 25, 2002, provides for a facility fee based on the

$200.0 million maximum amount available and provides for interest to be paid monthly at the Eurodollar Rate plus an applicable spread on amounts borrowed. The amounts outstanding under the Master Loan and Security Agreement are secured by a borrowing base, which includes certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under the agreement. The agreement includes financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income.

On July 19, 2001, the Company acquired Trademark Home Builders, Inc. (“Trademark”), a builder of single-family homes in Jacksonville, Florida. The acquisition marks the Company’s entry into the Florida market. Trademark was acquired for approximately $30.1 million, including the assumption of approximately $16.3 million in debt, and was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was $9.2 million and was allocated to goodwill. In accordance with SFAS No. 142, the goodwill amount will not be amortized but will be reviewed for impairment on an annual basis. The results of Trademark were included in the Company’s consolidated financial statements as of the acquisition date.

On August 16, 2001, the Company’s Feline Prides, in the amount of $189.8 million, mandatorily converted into 5,977,109 shares of the Company’s common stock. In connection with the conversion, all of the 8% debentures held by KBHC Financing I, a Delaware statutory business trust wholly owned by the Company, were retired.

As of August 31, 2001, the Company had a total of $539.4 million available under its $732.0 million domestic unsecured revolving credit facility. The Company’s French unsecured financing agreements, totaling $304.8 million, had in the aggregate $108.2 million available at August 31, 2001. In addition, the Company’s mortgage banking operations had $10.7 million available under its $300.0 million Mortgage Warehouse Facility and $3.6 million available under its $200.0 million Master Loan and Security Agreement at quarter-end. The Company’s financial leverage, as measured by the ratio of debt to total capital, was 53.4% at August 31, 2001 compared to 53.1% at August 31, 2000.

On October 4, 2001, the Company’s Board of Directors approved a stock repurchase authorization of up to 4.0 million shares of the Company’s common stock, or approximately 9.0% of total outstanding shares. The authorization positions management to opportunistically purchase common shares from time-to-time on the open market or in privately negotiated transactions. No shares had been repurchased under this authorization as of the date of filing this report.

On or about October 15, 2001, the Company expects to file a universal shelf registration statement (the “2001 Shelf Registration”) with the Securities and Exchange Commission for up to $500.0 million of the Company’s debt and equity securities. The remaining capacity under the 1997 Shelf Registration together with the 2001 Shelf Registration is expected to provide the Company with a total issuance capacity of $750.0 million. The 2001 Shelf Registration is expected to provide that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, stock purchase contracts, stock purchase units and/or warrants to purchase such securities.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.141, Business Combinations, (“SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations with a closing date after June 30, 2001. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities, like the Company, with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption of SFAS No. 141 did not have a material effect on the Company’s operating results or financial condition. The Company plans to early adopt SFAS No. 142 in the first quarter of its 2002 fiscal year. Application of the nonamortization provisions of SFAS No. 142 by the Company is expected to result in the elimination of amortization expense of approximately $28.0 million per year. The Company will perform the first of the required impairment tests of goodwill as of December 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

Outlook

The Company’s residential backlog, excluding joint ventures, as of August 31, 2001 consisted of 13,464 units, representing aggregate future revenues of approximately $2.31 billion, up 11.1% and 13.4%, respectively, from 12,115 units, representing aggregate future revenues of approximately $2.03 billion, a year earlier. Company-wide net orders for the third quarter of 2001 totaled 5,665 compared to 5,357 net orders in the third quarter of 2000. The Company’s backlog ratio (defined as the ratio of beginning backlog to deliveries in the succeeding quarter) at the end of the third quarter of 2001 was approximately 220.5% compared with 214.9% a year earlier.

The Company’s domestic operations accounted for approximately $2.00 billion of backlog value on 11,429 units at August 31, 2001, up from $1.72 billion on 10,217 units at August 31, 2000. Backlog in the West Coast region decreased to approximately $653.5 million on 2,298 units at August 31, 2001 from $737.9 million on 2,920 units at August 31, 2000, reflecting a 16.8% decrease in net orders to 1,082 in the third quarter of 2001 from 1,301 for the same quarter a year ago. The year-over-year decrease in West Coast net orders in the third quarter of 2001 was partly due to an 8.8% decline in the average number of active communities in the region. The Company’s Southwest operations demonstrated significant year-over-year growth in backlog levels with the backlog value at August 31, 2001 increasing to approximately $497.7 million on 3,192 units from $377.3 million on 2,597 units at August 31, 2000, while net orders rose 14.8% to 1,494 in the third quarter of 2001 from 1,301 in the year-earlier quarter. Backlog in the Company’s Central region totaled approximately $847.6 million on 5,939 units at the end of the third quarter of 2001 compared to $607.8 million on 4,700 units a year earlier. Central region net orders for the third quarter 2001 were up 8.1% to 2,369 units from 2,191 units in the same period of 2000, reflecting a 22.1% increase in the average number of active communities in the region. The average number of active communities in the Company’s domestic operations for the third quarter of 2001 was 273, essentially flat when compared to 270 for the same quarter a year ago.

In France, the value of residential backlog at August 31, 2001 was approximately $306.5 million on 2,035 units, down from $310.0 million on 1,897 units a year earlier. The Company’s net orders in France increased by 27.9% to 720 units in the third quarter of 2001 from 563 units in the third quarter of 2000, as the average number of active communities rose 21.4%. The value of backlog associated with the Company’s French commercial development activities rose to approximately $16.9 million at August 31, 2001 from approximately $7.0 million at August 31, 2000.

The Company’s optimism going into the remainder of the year has been tempered by the tragic events of September 11, 2001 and the U.S. military response initiated on October 6, 2001, and it is still too early to determine what the overall economic impact of these events will be. Historically, the Company has delivered substantially all of the homes in its residential backlog; however, the Company has experienced some increase in cancellation rates since September 11, 2001. It is still too early to determine whether this increase will continue on a longer-term basis; if economic conditions worsen or interest rates increase, additional cancellations could occur.

Prior to September 11, 2001, demand in all of the Company’s regions was healthy as evidenced by the Company’s overall net orders for the month of August 2001 increasing 12.2% from the same month a year earlier. Year-over-year net order comparisons remained positive up until September 11, 2001. However, a decline in net orders in the weeks immediately following the acts of terrorism resulted in Company-wide net orders, excluding joint ventures, for the month of September 2001 decreasing 13.9% to 1,321, from the 1,535 net orders posted in the comparable period of 2000. During this same period, domestic net orders fell 20.5%, reflecting year-over-year decreases of 49.6%, 4.0% and 8.9% in the West Coast, Southwest and Central regions, respectively. The decline in net orders in the West Coast region was also partly due to the number of active communities in the region decreasing approximately 15.0% from the year-earlier period. In France, net orders for the month of September 2001 increased 55.6% compared to the same period a year ago mainly due to acquisitions completed in the previous year as well as a strong promotional campaign. The Company is hopeful that its domestic net orders will improve over time, particularly in light of the recent actions taken by the Federal Reserve Board to lower interest rates.

Despite the heightened economic uncertainty resulting from the recent acts of terrorism and the commencement of the U.S. military response, the Company believes that it is on track to meet its projections for the remainder of the 2001 fiscal year, with appropriate caution that the homebuilding industry may be negatively impacted by a variety of economic factors possibly including the erosion of consumer confidence and employment levels stemming from the current international conflict. The Company currently expects to deliver approximately 24,400 homes for the full year 2001 and anticipates another record level of earnings in 2001 based upon such projected deliveries; however, these goals could be materially affected by various risk factors such as the continued impact of terrorist activities and U.S. response, accelerating recessionary trends and other adverse changes in economic conditions either nationally, in the U.S. or France, or in the localized regions in which the Company operates; continued diminution in domestic job growth or employment levels; a continued downturn in the economy’s pace; continued uncertainties associated with California’s electricity supply problems; changes in home mortgage interest rates or consumer confidence, among other things. The Company currently believes that even in the aftermath of the events of September 11, 2001, it remains well-positioned to meet its financial goals for the remainder of fiscal year 2001 due to the year-over-year earnings growth achieved in the first nine months of 2001 and the backlog of homes in place at the beginning of the fourth quarter. In the fourth quarter of 2001, the Company intends to continue to focus on high-growth markets while at the same time looking for ways to increase efficiencies and leverage its volume to take advantage of economies of scale.

With the heightened uncertainty surrounding the overall economy, for the time being, the Company plans to take a more conservative posture with regard to cash expenditures, including renegotiating or extending option periods on land purchases and terminating certain discretionary expenditures, among other things. The Company believes that having increased cash available will allow it to better operate in a challenging environment and pursue opportunities to reduce debt, repurchase stock and acquire land and/or businesses in the future. To prepare for the possibility of a prolonged economic downturn, the Company is also currently conducting contingency planning. As part of this planning process, the Company is reviewing its overhead structure to identify non-essential expenditures and to determine appropriate actions to take to reduce costs, depending on how long the economic uncertainty continues.

Although the Company has conservatized its cash expenditures in the wake of the acts of terrorism and military response during September and October 2001, the Company still intends to increase overall unit delivery growth in future years through the well-developed, long-term strategies it has in place. The Company’s growth strategies include the expansion of existing operations to achieve optimal market volume levels and the possible entry into new geographic markets through acquisitions or de novo entry. Growth in the Company’s existing markets will be driven by the Company’s ability to increase the average number of active communities in its major markets balanced against the U.S. political and economic environment.

Safe Harbor Statement

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “hopes”, and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the homebuilding industry, among other things. These statements are not guaranties of future performance, and the Company has no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to the continued impact of the recent terrorist activities and U.S. response, accelerating recessionary trends and other adverse changes in general economic conditions, material prices, labor costs, interest rates, uncertainties associated with California’s electricity supply problems, the secondary market for loans, consumer confidence, competition, currency exchange rates (insofar as they affect the Company’s operations in France), environmental factors, government regulations affecting the Company’s operations, the availability and cost of land in desirable areas, unanticipated violations of Company policy, unanticipated legal proceedings, and conditions in the capital, credit and homebuilding markets. See the Company’s Annual Report on Form 10-K for the year ended November 30, 2000 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company’s business. The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

PART II.  OTHER INFORMATION

Item 5.  Other Information

Geographical Information

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical market for the three months and nine months ended August 31, 2001 and 2000, together with backlog data in terms of units and value by geographical market as of August 31, 2001 and 2000.

	Three Months Ended August 31,

	Deliveries		Net Orders

Market	2001	2000	2001	2000

West Coast	1,553	1,444	1,082	1,301
Southwest	1,690	1,596	1,494	1,301
Central	2,432	1,944	2,369	2,191
Foreign	798	726	720	564

Total	6,473	5,710	5,665	5,357

Unconsolidated Joint Ventures	79	102	64	102

	Nine Months Ended August 31,				August 31,

									Backlog — Value
	Deliveries		Net Orders		Backlog — Units				In Thousands

Market	2001	2000	2001	2000	2001		2000		2001		2000

West Coast	3,922	3,779	3,799	4,820	2,298		2,920		$653,487		$737,912
Southwest	4,441	4,209	5,322	4,699	3,192		2,597		497,700		377,324
Central	6,299	5,481	7,978	6,982	5,939	*	4,700		847,614	*	607,767
Foreign	2,062	1,848	2,280	2,018	2,035		1,898	*	306,470		310,240	*

Total	16,724	15,317	19,379	18,519	13,464	*	12,115	*	$2,305,271	*	$2,033,243	*

Unconsolidated Joint Ventures	261	362	203	338	150		195		$30,000		$35,880

*	Backlog amounts for 2001 have been adjusted to reflect the acquisition of Trademark Home Builders, Inc. Therefore, backlog amounts at November 30, 2000 combined with net order and delivery activity for the first nine months of 2001 will not equal ending backlog at August 31, 2000. Similarly, backlog amounts for 2000 have been adjusted to reflect the acquisition of two France-based builders.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

10.1	Amended and Restated Employment Agreement of Bruce Karatz, dated July 11, 2001.

24	The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended August 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant
Dated	October 12, 2001	/s/ BRUCE KARATZ Bruce Karatz Chairman and Chief Executive Officer (Principal Executive Officer)
Dated	October 12, 2001	/s/ WILLIAM R. HOLLINGER William R. Hollinger Senior Vice President and Controller (Principal Accounting Officer)

INDEX OF EXHIBITS

Page of
Sequentially
Numbered Pages

10.1	Amended and Restated Employment Agreement of Bruce Karatz, dated July 11, 2001