Form 10-K405
period 2001-11-30
KB HOME
filed 2002-02-28
CIK 795266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑  Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2001

or

☐  Transition Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File No. 1-9195

KB HOME

(Exact name of registrant as specified in its charter)

Incorporated in Delaware (State or other jurisdiction of incorporation or organization)	95-3666267 (I.R.S. Employer Identification No.)

10990 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA 90024

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (310) 231-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock (par value $1.00 per share)	New York Stock Exchange
Rights to Purchase Series A Participating Cumulative Preferred Stock	New York Stock Exchange
7 3/4% Senior Notes due 2004	New York Stock Exchange
9 5/8% Senior Subordinated Notes due 2006	New York Stock Exchange
8 5/8% Senior Subordinated Notes due 2008	New York Stock Exchange
9 1/2% Senior Subordinated Notes due 2011	New York Stock Exchange

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

YES ✓    NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.  ☒

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON FEBRUARY 15, 2002 WAS $2,113,558,971, INCLUDING 7,941,640 SHARES HELD BY THE REGISTRANT’S GRANTOR STOCK OWNERSHIP TRUST AND EXCLUDING 1,448,100 SHARES HELD IN TREASURY.

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK ON FEBRUARY 15, 2002 WAS AS FOLLOWS:

Common Stock (par value $1.00 per share) 51,175,762 shares, including 7,941,640 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 1,448,100 shares held in treasury.

Documents Incorporated by Reference

  2001 Annual Report to Stockholders (incorporated into Part II).

  Notice of 2002 Annual Meeting of Stockholders and Proxy Statement (incorporated into Part III).

PART I

Item 1. BUSINESS

General

      KB Home is one of the largest homebuilders in the United States based on the number of homes delivered. We have domestic operations in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas, and, through a majority-owned subsidiary, international operations in France. In January 2001, we changed our name from Kaufman and Broad Home Corporation to KB Home, a name which was intended to convey our strong customer focus and commitment to helping homebuyers realize their dream of homeownership. Founded in 1957, KB Home builds innovatively designed homes which cater primarily to first-time and first move-up homebuyers, generally in medium-sized developments close to major metropolitan areas. Kaufman & Broad S.A. (“KBSA”), KB Home’s majority-owned French subsidiary, builds single-family homes, high density residential properties such as condominium complexes and commercial projects in France. KBSA is among the largest builders in France based on the number of homes delivered. KB Home provides mortgage banking services to domestic homebuyers through its wholly owned subsidiary, KB Home Mortgage Company (“KBHMC”).

      KB Home is a Delaware corporation with principal executive offices at the following address: 10990 Wilshire Boulevard, Los Angeles, California 90024. The telephone number of our corporate headquarters is (310) 231-4000 and our Internet address is www.kbhome.com.

Markets

      We delivered 24,538 units in 2001 (excluding 330 deliveries from unconsolidated joint ventures), the highest number of units delivered during any single year in our history. Our unit deliveries for the year ended November 30, 2001 increased nearly 10% from the previous year’s 22,392 units (excluding 455 deliveries from unconsolidated joint ventures). During 2001, we operated an average of 329 active communities, an increase of 2% over 2000. The average selling price of our homes was $178,000 in 2001, up 6% from 2000.

      Since 1997, our unit deliveries have grown at a compound annual rate of 21%. We believe that our strategy of operating in high growth markets according to the principles of our KBnxt operational business model (formerly known as KB2000) has been a key driver in our expansion. We hope to continue to increase our unit deliveries in future years, with our current primary growth strategies to expand existing operations to optimal market volume levels, while exploring entry into new markets through acquisitions or de novo entry. Our growth could be materially affected by various risk factors such as changes in general economic conditions either nationally, in the U.S. or France, or in the localized regions in which we operate or may commence operations; job growth and employment levels; home mortgage interest rates or consumer confidence; or disruptions to national security in the U.S. or France, among other things. Nevertheless, we hope to continue to grow our business in 2002. In recent years, in addition to growing our existing businesses, we have been active in completing acquisitions.

      During 2001, we acquired Trademark Home Builders, Inc. (“Trademark”), a builder of single-family homes in Jacksonville, Florida. The acquisition marked our entry into Florida. Also in 2001, KBSA, our majority-owned French subsidiary, acquired Résidences Bernard Teillaud (“RBT”), a France-based builder of condominiums. As a result of the acquisition, KBSA anticipates having a leading market position in the Rhône-Alpes region of France. KBSA purchased four homebuilders during 2000 with operations in Paris, Lille, Toulouse and Montpellier, France.

      During the late 1990’s as a result of both organic growth and acquisitions, our homebuilding operations became more geographically diverse. Prior to that, for approximately a decade, we built virtually all of our homes in the California and Paris, France markets. We believe this increased diversity reduces the risk of financial impacts resulting from changes in demand in individual markets. Our principal regional markets as of November 30, 2001 were: “West Coast” — California; “Southwest” — Arizona, Nevada and New Mexico; “Central” — Colorado, Florida and Texas; and France. We delivered our first homes in California in 1963, France in 1970, Nevada in 1993, Colorado in 1994, New Mexico in 1995, Texas in 1996 and Florida in 2001. In 1994, we also re-entered Arizona, a market in which we had operated several years earlier.

      To enhance our operating capabilities in regional submarkets, we conducted our domestic homebuilding business in 2001 through five divisional offices in California, four divisional offices in Texas, two divisional offices in Arizona, and one divisional office in each of Colorado, Florida, Nevada and New Mexico. In addition, we operated 15 KB Home Studios in 2001, which are large showrooms where our customers may select from thousands of options for their home. Internationally, KBSA operates our construction business through two divisional offices in France.

      West Coast. Our West Coast region, comprised of operations in Northern and Southern California, accounted for 23% of our total deliveries in 2001 compared to 25% in 2000 and 28% in 1999. During the first half of the 1990’s, weak conditions for new housing and general recessionary trends in the West Coast region along with our desire for continued growth prompted us to begin diversifying our business through aggressive expansion into other western states in 1993. Since 1995, the West Coast region housing market has improved with the number of new housing permits issued in the region having increased each year. In 2001, with deliveries of 5,550 units, up slightly from the previous year, and a market share of 5%, we believe that we held the largest market share of any homebuilder in the region. During 2001, the average number of active communities we operated in the region decreased 8% from the previous year to 79.

      In Southern California, we conduct our homebuilding activity in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura counties. In Northern California, our homebuilding activities are conducted in the Central Valley, Monterey Bay, Sacramento and San Francisco Bay-Oakland-San Jose regions.

      The communities we develop in our West Coast region consist of single-family detached homes primarily designed for the entry-level housing market. These homes ranged in size from approximately 1,200 to 3,700 square feet in 2001 and sold at an average price of $283,100, well below the region’s new home average of $318,900, as a result of our emphasis on the entry-level market. Our average selling price in the West Coast region increased 10% in 2001 from the previous year average of $257,000 primarily due to strategic increases in sales prices implemented throughout the region.

      Southwest.  In the early 1990’s, the greatly improved business conditions in other western states coupled with a prolonged economic downturn in California caused us to expand our domestic operations outside the state. Our Southwest region, which includes operations in Arizona, Nevada and New Mexico, accounted for 25% of our home deliveries in 2001 compared to 26% in both 2000 and 1999. Deliveries from our Southwest region totaled 6,238 units in 2001, up 7% from the prior year despite the average number of active communities in the region decreasing 5% to 74 in 2001.

      We conduct our Southwest region homebuilding activities in Phoenix and Tucson, Arizona; Las Vegas, Nevada; and Albuquerque, New Mexico. We had also operated in Reno, Nevada since 1999, but closed the office in 2001.

      The communities we develop in our Southwest region primarily consist of single-family detached entry-level homes. These homes ranged in size from approximately 1,100 to 3,800 square feet in 2001 and sold at an average price of $157,600. In the Southwest region, the average selling price of our homes increased 9% in 2001 from $145,200 in 2000 as a result of selected increases in sales prices in certain markets due to favorable market conditions.

      Central.  Our Central region, which includes operations in Colorado, Florida and Texas, accounted for 38% of our deliveries in 2001 compared to 36% in 2000 and 35% in 1999. Since delivering our first homes in the Central region in 1994, we have substantially grown these operations, both organically and through acquisitions. In July 2001, we expanded into Florida through the acquisition of Trademark, a local builder of single-family homes in Jacksonville. Our operations in the Central region delivered 9,368 units in 2001, up 15% from 8,112 units in 2000 as active communities in the region rose 9% to 109 in 2001.

      We conduct our Central region homebuilding activities in Denver, Colorado; Jacksonville, Florida; and Austin, Dallas, Houston and San Antonio, Texas. Based on the number of homes we delivered in the state in 2001, we believe we are the largest homebuilder in Texas.

      The communities we develop in our Central region consist primarily of single-family detached homes targeted at the entry-level housing market. These homes ranged in size from approximately 1,100 to 3,800 square feet in 2001 and sold at an average price of $140,700, up more than 9% from $128,600 in 2000.

      France.  KBSA, our majority-owned subsidiary, is one of the leading builders of homes (individual attached homes in communities and condominium units) in France. KBSA’s principal market in France is the Ile-de-France region, where it currently builds 76% of its individual homes and 52% of its condominium units. KBSA also has activities in the regions of Lyon, Marseille, Toulouse and Grenoble. In 2001, housing deliveries from KBSA’s homebuilding operations increased 14% from the prior year, to 3,382 units. KBSA deliveries accounted for 14% of our home deliveries in 2001 compared to 13% and 11% in 2000 and 1999, respectively. KBSA focused primarily on single-family detached and attached homes in 2001, ranging in size from approximately 700 to 2,800 square feet. The average selling price of KBSA’s homes decreased 8% to $146,300 in 2001 from $158,500 in 2000, primarily due to an increase in the proportion of deliveries generated from condominiums, which are typically priced below single-family detached homes. In the late 1980’s and early 1990’s, KBSA conducted a large commercial development business with revenues from these activities peaking at $362.3 million in 1990. These commercial operations, which included the development of commercial office buildings in Paris for sale to institutional investors, became a significantly smaller segment of the French operations as the French economy declined in the first half of the 1990’s. During this time, the French economy experienced a significant recession reflecting low consumer confidence, high unemployment and declines in both consumer and business investments in real estate. Since then, with the French economy improving, KBSA has expanded its commercial activity. As a result, revenues from the development of commercial buildings, all located in metropolitan Paris, increased substantially to $69.9 million in 2001 from $.8 million in 2000 and $.7 million in 1999. KBSA plans to continue to focus on its commercial operations in 2002.

      Prior to February 7, 2000, KBSA was wholly owned by KB Home. On February 7, 2000, KBSA issued 5,314,327 common shares (including an over allotment option) in an initial public offering. The offering was made in France and elsewhere in Europe and was priced at 23 euros per share. Since the initial public offering, KBSA has been listed on the Premier Marché of the ParisBourse. The offering generated total net proceeds of $113.1 million, of which $82.9 million was used to reduce our domestic debt and repurchase shares of our common stock. The remainder of the proceeds was used to fund internal and external growth of KBSA. Since the initial public offering, we have maintained a 57% majority ownership interest in KBSA and continue to consolidate these operations in our financial statements.

      Unconsolidated Joint Ventures. We participate in the development, construction and sale of residential properties and commercial projects through a number of unconsolidated joint ventures. These included joint ventures in Nevada, New Mexico, and France in 2001; California, Nevada, New Mexico and France in 2000; and California, Nevada, New Mexico, Texas and France in 1999. Only a relatively small portion of our business was conducted through unconsolidated joint ventures. In 2001, unit deliveries from joint ventures comprised less than 2% of our total unit deliveries for the year.

      Selected Market Data. The following table sets forth, for each of our regions, unit deliveries, average selling prices and total construction revenues for the years ended November 30, 2001, 2000 and 1999 (excluding the effects of unconsolidated joint ventures).

	Years Ended November 30,

	2001	2000	1999

West Coast:
Unit deliveries	5,550	5,476	6,323
Percent of total unit deliveries	23%	25%	28%
Average selling price	$283,100	$257,000	$246,000
Total construction revenues (in millions)(1)	$1,605.9	$1,466.4	$1,579.2
Southwest:
Unit deliveries	6,238	5,832	5,801
Percent of total unit deliveries	25%	26%	26%
Average selling price	$157,600	$145,200	$141,900
Total construction revenues (in millions)(1)	$993.0	$862.8	$830.4
Central:
Unit deliveries	9,368	8,112	7,809
Percent of total unit deliveries	38%	36%	35%
Average selling price	$140,700	$128,600	$121,100
Total construction revenues (in millions)	$1,326.1	$1,065.8	$950.2
Foreign:
Unit deliveries	3,382	2,972	2,489
Percent of total unit deliveries	14%	13%	11%
Average selling price(2)	$146,300	$158,700	$164,700
Total construction revenues (in millions)(1)(2)	$576.7	$475.5	$412.3
Total:
Unit deliveries	24,538	22,392	22,422
Average selling price(2)	$178,000	$168,300	$166,500
Total construction revenues (in millions)(1)(2)	$4,501.7	$3,870.5	$3,772.1

(1)	Total construction revenues include revenues from residential development, commercial activities and land sales.

(2)	Average selling prices and total construction revenues for foreign operations have been translated into U.S. dollars using weighted average exchange rates for each period.

Strategy

      We operate under the principles of our KBnxt operational business model, and have continued to introduce complementary strategies to enhance the benefits of this model. The KBnxt operational business model emphasizes efficiencies generated from a more process-driven, systematic approach to homebuilding and also focuses on gaining a deeper understanding of customer interests and needs. Key elements of KBnxt include: gaining a detailed understanding of customer desires and preferences through frequent and localized surveys; emphasizing pre-sales instead of speculative inventory; maintaining lower average levels of in-process and standing inventory; establishing even flow production; providing a wide spectrum of choice to customers in terms of location, design and options; offering low base prices; and reducing the use of sales incentives. Since first introducing the KBnxt operational business model in 1997, we have made significant progress in implementing it by, among other things, focusing on the pre-sale and backlog building strategy, developing and implementing a rigorous and detailed customer survey program, and opening new KBnxt communities and KB Home Studios.

      In order to leverage the benefits of our KBnxt operational business model, we have concentrated on a strategy designed to achieve a leading position in our major markets. By operating in fewer, larger markets at sufficiently large volume levels, we believe we can better execute our KBnxt operational business model and use economies of scale to increase profits. The expected benefits of this strategy include lower land acquisition costs, improved terms with financially stable suppliers and subcontractors, the ability to offer maximum choice in customizing a production home with the best value to customers, and the recruitment and retention of the best management talent.

      We hope to continue to increase our overall unit deliveries in future years. Our growth strategies include expanding existing operations to optimal market volume levels, as well as exploring entry into new markets at high volume levels through acquisitions or de novo entry. Growth in existing markets will be partly driven by our ability to increase the average number of active communities in our major markets through the continued successful implementation of our KBnxt operational business model. We believe these growth strategies can be supplemented by de novo entry into new markets as we did in Denver, Colorado; Phoenix, Arizona; Las Vegas, Nevada; and Houston and Austin, Texas in the 1990’s, and as we announced with respect to the Tampa, Florida market in early 2002. In addition, we continue to employ an acquisition strategy which has enabled us to supplement growth in existing markets and facilitate expansion into new markets. We believe that expanding our operations through the acquisition of existing homebuilding companies affords several benefits such as established land positions and existing relationships with land owners, subcontractors and suppliers not found in start-up operations. During the last six fiscal years, we have made the following acquisitions:

Entity Acquired	Date Acquired	Markets

Rayco	March 1996	San Antonio, Texas
SMCI	July 1997	Paris, France
Hallmark	March 1998	Austin, Houston and San Antonio, Texas
PrideMark	March 1998	Denver, Colorado
Estes	April 1998	Phoenix and Tucson, Arizona
General Homes	August 1998*	Houston, Texas
Lewis Homes	January 1999	Las Vegas, Nevada and Northern Nevada; Southern California and the greater Sacramento area of California
Park	August 1999	Paris, France
Frank Arthur	January 2000	Paris, France
Sefima	July 2000	Paris, France
First	July 2000	Lille, France
Sopra	November 2000	Toulouse and Montpellier, France
Trademark	July 2001	Jacksonville, Florida
RBT	September 2001	Grenoble, Lyon, Chambéry and Annecy, France

*	In August 1998, we acquired a majority interest in General Homes; we acquired the remaining minority interest in January 1999, bringing our total ownership interest in General Homes to 100% at that time.

      In identifying acquisition targets, we seek homebuilders that possess the following characteristics: a business model similar to or readily convertible to our KBnxt operational business model; access to or control of a significant land position to support growth; a strong management team; and a financial condition positioned to be accretive to earnings in the first full year following acquisition. We believe that the combination of de novo market entries, organic growth in existing markets and continued acquisitions fitting these criteria will enable us to expand our operations in a focused and disciplined manner. However, our ability to acquire other homebuilders in the future could be affected by several factors, including, among other things, conditions in the U.S. securities markets, our stock price, the general availability of appropriate acquisition candidates, pricing for such transactions, competition among other national or regional builders for such target companies, changes in general economic conditions nationally and in target markets, and capital or credit market conditions.

      We regularly review our land assets and businesses for the purpose of monetizing non-strategic or marginal positions. We also employ stringent criteria for prospective land acquisitions.

Local Expertise

      We believe that our business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes in specific markets and to assess the regulatory environment. Accordingly, our divisional structure is designed to utilize local market expertise. We have experienced management teams in each of our regional submarkets. Although we have centralized certain functions, such as marketing, legal, materials purchasing, product development, architecture and accounting, to benefit from economies of scale, our local management continues to exercise considerable autonomy in identifying land acquisition opportunities, developing sales strategies, conducting production operations and controlling costs. We seek to operate at optimal volume levels in each of our markets in order to maximize our competitive advantages and the benefits of the KBnxt operational business model.

Designs and Marketing Strategies

      We believe that we have been and continue to be an innovator in the design of entry-level homes for the first-time buyer. Our in-house Builder Services group, whose plans are protected by copyright, has been successful in creating distinctive design features that meet the core demands and needs of our customers. In 2001, we continued to employ our KBnxt operational business model, seeking to design homes that kept construction costs and base prices as low as possible while achieving high quality levels and promoting customer choice.

      Certain elements of the KBnxt operational business model include achieving an in depth understanding of customer desires and preferences through detailed market surveys and providing a wide spectrum of choice to customers in terms of location, design and options. Our communities offer entry-level homebuyers an abundance of choices and options which allows customers to customize their home to an extent not typically available with other entry-level builders. After selecting a floorplan and homesite that meet their needs, our buyers visit our KB Home Studios to select options for their home, the cost of which may be rolled into their new home mortgages. Our KB Home Studios, which are typically approximately 10,000 square feet but can be as large as our 21,000 square foot facility in Las Vegas, Nevada, are located separately from our divisional business offices. These studios offer customers more than 5,000 options — from floor plans to fireplaces to garage doors — in a retail environment convenient to multiple communities. Our personnel are available at the studios to assist homebuyers in selecting options and upgrades.

      We have an aggressive marketing approach which serves to heighten our profile among consumers and the financial community. We market our homes to prospective buyers through various types of media, including newspaper advertisements, billboards and direct mail. KB Home billboards dot the highways and streets near our neighborhoods, and our flyers and doorhangers are fixtures at apartment complexes and mall parking lots. We also extend our marketing programs beyond these more traditional approaches through the use of television and radio advertising, off-site telemarketing and large-scale promotions. During 2001, we continued to expand our media and promotional menu by introducing an e-mail marketing campaign and a full half-hour infomercial in both English and Spanish. We also held unique promotional events during the year where we teamed up with high profile companies such as Krispy Kreme and In’N’Out Burger to host activities at our communities. In addition, we co-sponsored county fairs and were on hand at major family attractions such as San Antonio’s SeaWorld, a San Diego Padres baseball game and a block party in Phoenix.

      We maintain market and specific community information on our Internet Web site which can be reached at www.kbhome.com and which received just under 13 million page views in 2001, up 150% from 2000. We also utilize a houseCall™ Center, a phone service center designed to bring potential buyers to our communities while also simplifying the home buying process for the consumer. The houseCallTM center also conducts some telephone surveys for us. The houseCall™ Center can be reached at 1-888-KB-HOMES. In recent years, we have been enhancing the richness of up-to-date information available at www.kbhome.com and fully integrating our Web site with the houseCall™ center, the KB Home Studios and all sales offices; developing strategic alliances that will enable us to provide new products and services to homebuyers; utilizing business-to-business resources such as the KBbid program to create cost and time savings for us; and increasing our ability to cross-sell communities through data collection and retrieval, while protecting the privacy of our Web site visitors.

      In France, we created a village concept through the elimination of front-yard walls and the extensive use of landscaping. We also introduced to the French market the American concept of a master bedroom suite, as well as walk-in closets, built-in kitchen cabinetry and two-car garages. We believe that in each of our residential markets, our value engineering enables us to offer appealing and well-designed homes without increasing construction costs. Our French subsidiary, KBSA, operates a 6,500 square foot new home showroom in Paris, offering a broad choice of options to new home and condominium buyers. KBSA also maintains a French Web site (ketb.com) featuring information on available homes.

      In all of our domestic and international residential markets, the sale of homes is carried out by our in-house sales force. We maintain on-site sales offices, which are usually open seven days a week, and market our homes principally through the use of fully furnished and landscaped model homes which are decorated to emphasize the distinctive design features and the choices available to customers. Our sales representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes. These sales representatives are experienced, trained individuals who can provide buyers with specific information regarding other products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans. In all of our domestic communities, we encourage participation of outside real estate brokers in bringing prospective buyers to our communities. Also in our domestic markets, our KB Homebuyers Club serves as a resource for prospective homebuyers, providing them with helpful information, credit counseling and the opportunity to participate in a variety of activities.

Community Development

      The community development process generally consists of three phases: land acquisition; land development; and home construction and sale. The normal development cycle for a community has historically ranged from six to 24 months in the West Coast region and is typically a somewhat shorter duration in our Southwest and Central markets. In France, the development cycle has historically ranged from 12 to 30 months. Development cycles vary depending on the extent of the government approvals required, the size of the development, necessary site preparation, weather conditions and marketing results.

      When feasible, we acquire control of lot positions through the use of options. In addition, we frequently acquire finished lots within our pricing parameters, enabling us to deliver completed homes shortly after acquisition. The total number of lots in our domestic new home communities vary significantly but typically range from 50 to 250 lots. These domestic developments usually include three different model home designs and generally offer lot sizes ranging from approximately 3,000 to 10,000 square feet, with premium lots often containing more square footage, views or orientation benefits.

      In prior years, we also regularly acquired undeveloped and/or unentitled properties, often with total lots significantly in excess of 250 lots. With the introduction of the KBnxt operational business model, we substantially reduced our prior practice of investing in such long-term development projects in order to lower the operating risk associated with such projects. In France, typical single-family developments consist of approximately 45 to 55 lots, with average lot sizes of 5,700 square feet.

      Land Acquisition and Development.  In accordance with the KBnxt operational business model, a deep cross section of homebuyers of both new and resale homes in each market are carefully surveyed. Based upon these surveys, a marketing strategy is developed which targets specific price points and geographic sectors which we will pursue. We utilize an in-house staff of land acquisition specialists at each division who carry out extensive site selection research and analysis in order to identify properties in desirable locations consistent with our market strategy. In acquiring land, we consider such factors as: current market conditions, with an emphasis on the prices of comparable new and resale homes in the particular market; expected sales rates; proximity to metropolitan areas; population, industrial and commercial growth patterns; estimated costs of completed lot development; customer preferences; and environmental matters. Several of our highest ranking executives, including the Chief Executive Officer, Chief Operating Officer and Senior Vice President of Asset Management and Acquisitions, comprise our “Land Committee” which controls the commitment of our resources for all land acquisitions and utilizes a series of specific financial and budgetary controls in approving acquisition opportunities identified by division land acquisition personnel. The Land Committee employs strict standards for assessing all proposed land purchases based, in part, upon specific discounted after tax cash flow internal rate of return requirements and also evaluates each division’s overall return on investment. Extensive due diligence is also performed for each land acquisition with the results reported to the Land Committee prior to acquisition decisions. Our geographic expansion to areas which generally offer lower risk for less investment in land has resulted in more stringent criteria guiding our land investment decisions. Consistent with our standards, we seek to minimize, or defer the timing of, cash expenditures for new land purchases and development by acquiring lots under option, phasing the land purchase and lot development, relying upon non-recourse seller financing or working with third-party land developers. In addition, we focus on acquiring finished or partially improved lots, which allow us to begin delivery of finished homes within six months of the purchase of such lots and reduces the risks of unforeseen improvement costs and volatile market conditions. These techniques are intended to enhance returns associated with new land investments by minimizing the incremental capital required.

      The following table shows the number of lots we owned in various stages of development and under option contracts in our principal markets as of November 30, 2001 and 2000. The table does not include acreage which has not yet been approved for subdivision into lots. This excluded acreage consisted of 440 acres optioned in the United States in 2001 and 627 acres owned and 376 acres optioned in the United States in 2000.

							Total Lots
	Homes/Lots in		Land Under		Lots Under		Owned or
	Production		Development		Option		Under Option

	2001	2000	2001	2000	2001	2000	2001	2000

West Coast	5,665	6,324	4,783	6,057	5,555	8,475	16,003	20,856
Southwest	6,491	5,637	1,486	2,719	12,265	6,395	20,242	14,751
Central	12,882	10,406	6,536	7,245	18,299	12,854	37,717	30,505
Foreign and Other	4,498	2,198	5,059	6,119	2,739	4,367	12,296	12,684

Total	29,536	24,565	17,864	22,140	38,858	32,091	86,258	78,796

      Since implementing the KBnxt operational business model, we have reduced the proportion of unentitled and unimproved land in our portfolio. In addition, we have continued to focus on purchasing raw land under options which require little or no initial payments, or pursuant to purchase agreements in which our obligations are contingent upon our being satisfied with the feasibility of developing and selling homes. During the option period of our acquisition agreements, we perform technical, environmental, engineering and entitlement feasibility studies and seek to obtain necessary government approvals. The use of such option arrangements allows us to evaluate and obtain regulatory approvals for a project, to reduce our financial commitments, including interest and other carrying costs, and to minimize land inventories. It also improves our capacity to estimate costs accurately, an important element in planning communities and pricing homes. We typically purchase amounts sufficient for our expected production needs and do not purchase land for speculative investment.

      In France, despite the improvement in the French real estate market, KBSA also employs conservative strategies, including a greater emphasis on the entry-level market segment and generally restrictive policies regarding land acquisition.

      Home Construction and Sale.  Following the purchase of land and, if necessary, the completion of the entitlement process, we typically begin marketing homes and constructing model homes. The time required for construction of our homes depends on the weather, time of year, local labor situations, availability of materials and supplies and other factors. The construction of production homes is generally contingent upon customer orders to minimize the costs and risks of standing inventory. Our KBnxt operational business model emphasizes pre-selling, maintaining stringent control of production inventory and reducing unsold inventory. The pre-selling of homes benefits homebuyers by allowing them to personalize their homes by selecting from a wider range of customizing options. As a result of our KBnxt operational business model pre-sale and backlog building strategies, the percentage of sold inventory in production in our domestic operations has increased dramatically and was approximately 80% at year-end 2001.

      We act as the general contractor for virtually all of our communities and hire subcontractors for all production activities. The use of subcontractors enables us to reduce our investment in direct labor costs, equipment and facilities. Where practical, we use mass production techniques, and prepackaged, standardized components and materials to streamline the on-site production phase. During the early 1990’s, we developed systems for national and regional purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs. At all stages of production, our own administrative and on-site supervisory personnel coordinate the activities of subcontractors and subject their work to quality and cost controls. As part of our KBnxt strategies, we have also emphasized “even flow” production methods to enhance the quality of our homes, minimize production costs and improve the predictability of our revenues and earnings.

      We generally price our homes in a given community only after we have entered into contracts for the construction of such homes with subcontractors for that community, an approach which improves our ability to estimate gross profits accurately. Wherever possible, we seek to acquire land and construct homes at costs which allow selling prices to be set at levels below immediate competitors on a per square foot basis, while maintaining appropriate gross margins.

      Our division personnel provide assistance to homebuyers during all phases of the homebuying process and after the home is sold. The coordinated efforts of sales representatives, KB Home Studio consultants, on-site construction superintendents and post-closing customer service personnel in the customer’s homebuying experience is intended to provide high levels of customer satisfaction and lead to enhanced customer retention and referrals. In our domestic homebuilding operations, we provide customers with a limited home warranty program administered by personnel in each of our divisions. This arrangement is designed to give our customers prompt and efficient post-delivery service directly from KB Home. In all of our domestic markets, our limited warranty program covers certain repairs, which may be necessary following new home construction, for one or two year periods and covers structural integrity for a period of ten years.

Backlog

      Sales of our homes are made pursuant to standard sales contracts which generally require a customer deposit at the time of execution and an additional payment upon mortgage approval. Subject to particular contract provisions, we generally permit customers to cancel their obligations and obtain refunds of their deposits in the event mortgage financing is unobtainable within a specified period of time.

      Backlog consists of homes for which we have entered into a sales contract but have not yet delivered. Ending backlog represents the number of units in backlog from the previous period plus the number of net orders (sales made less cancellations) taken during the current period minus unit deliveries made during the current period. The backlog at any given time will be affected by cancellations which most commonly result from the inability of a prospective purchaser to obtain financing. Historically, our cancellation rates have tended to increase during difficult economic periods. In addition, deliveries of new homes typically increase from the first to the fourth quarter in any year.

      Our backlog at November 30, 2001, excluding the effects of unconsolidated joint ventures, reached a new year-end record of 11,127 units, up 5% from the 10,559 backlog units at year-end 2000. Our backlog ratio was 174% at both year-end 2001 and year-end 2000. (Backlog ratio is defined as the ratio of beginning unit backlog to actual deliveries in the succeeding quarter.) Domestically, despite a 7% decline in net orders in the fourth quarter of 2001 in the wake of the September 11th tragedy, unit backlog at November 30, 2001 was higher by 4% compared to November 30, 2000. The success of communities designed under our KBnxt operational business model and our continued emphasis on pre-sales contributed to the increase in domestic backlog levels. Internationally, net orders in France increased 38% in the fourth quarter of 2001 from the year-earlier quarter. As a result, unit backlog in France was 11% higher at November 30, 2001 compared to November 30, 2000. This increase was mainly due to substantial improvement in the French housing market and the acquisition of RBT completed during the year.

      The following table sets forth net orders, unit deliveries and ending backlog relating to sales of homes and homes under contract for each quarter during the three-year period ended November 30, 2001. The information in the table excludes activity related to unconsolidated joint ventures. Activity associated with unconsolidated joint ventures included net orders, unit deliveries and ending backlog of 220, 330, and 98, respectively, for the year ended November 30, 2001; 444, 455 and 208, respectively, for the year ended November 30, 2000; and 38, 38 and 219, respectively, for the year ended November 30, 1999.

	Net	Unit	Ending
	Orders	Deliveries	Backlog*

Fiscal 2001:
First Quarter	6,344	4,528	12,375
Second Quarter	7,370	5,723	14,022
Third Quarter	5,665	6,473	13,464
Fourth Quarter	5,336	7,814	11,127
Fiscal 2000:
First Quarter	5,325	4,565	9,473
Second Quarter	7,837	5,042	12,268
Third Quarter	5,357	5,710	12,115
Fourth Quarter	5,312	7,075	10,559
Fiscal 1999:
First Quarter	5,621	4,279	9,216
Second Quarter	7,219	5,139	11,296
Third Quarter	5,347	6,103	10,809
Fourth Quarter	4,869	6,901	8,558

*	Backlog amounts for 2001 have been adjusted to reflect the acquisitions of Trademark and RBT. Therefore, backlog amounts at November 30, 2000 combined with net order and delivery activity for 2001 will not equal ending backlog at November 30, 2001. Similarly, backlog amounts for 2000 were adjusted to reflect four acquisitions that year in France and backlog amounts for 1999 were adjusted to reflect the acquisitions of Lewis Homes and Park.

Land and Raw Materials

      We believe that our current supply of land is sufficient for our reasonably anticipated needs over the next several years, and that we will be able to acquire land on acceptable terms for future housing developments absent great changes in current land acquisition market conditions. The principal raw materials used in the construction of our homes are concrete and forest products. (In France, the principal materials used in the construction of our commercial buildings are steel, concrete and glass). In addition, we use a variety of other construction materials, including sheetrock, plumbing and electrical items. We attempt to maintain efficient operations by utilizing standardized materials which are commercially available on competitive terms from a variety of sources. In addition, our centralized or regionalized purchasing of certain building materials, appliances and fixtures, allows us to benefit from large quantity purchase discounts for our domestic operations. When possible, we make bulk purchases of such products at favorable prices from suppliers and often instruct subcontractors to submit bids based on such prices.

Land Sales

      In the normal course of business, we sell land which either can be sold at an advantageous price due to market conditions or does not meet our marketing needs. Such property may consist of land zoned for commercial use which is part of a larger parcel being developed for single-family homes or in areas where we may consider our inventory to be excessive. Generally, land sales fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, the strength and number of competing developers in particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions. Land sale revenues totaled $64.8 million in 2001, $100.5 million in 2000 and $37.8 million in 1999. The results for 2001 and 1999 are more representative of our typical historical land sales activity levels. In contrast, land sale revenues were higher in 2000 as a result of our adoption of an asset repositioning strategy in late 1999, which included the identification and sale of non-core assets.

Customer Financing — KB Home Mortgage Company

      On-site personnel at KB Home’s communities in the United States facilitate sales by offering to arrange financing for prospective customers through KBHMC. We believe that the ability to offer customers financing on firm, competitive terms as a part of the sales process is an important factor in completing sales.

      KBHMC’s business primarily consists of providing KB Home’s domestic customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KBHMC has its headquarters in Los Angeles and operates regional mortgage centers in Las Vegas, Nevada; and San Antonio, Texas. During 2001, KBHMC also operated a regional mortgage center in Fairfield, California but consolidated these operations into one of the other regional mortgage centers in January 2002.

      KBHMC’s principal sources of revenues are: (i) interest income earned on mortgage loans during the period they are held by KBHMC prior to their sale to investors; (ii) net gains from the sale of loans; (iii) loan servicing fees; and (iv) revenues from the sale of the rights to service loans.

      KBHMC is approved by the Government National Mortgage Association (“GNMA”) as a seller-servicer of Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) loans. A portion of the conventional loans originated by KBHMC (i.e., loans other than those insured by FHA or guaranteed by VA) qualify for inclusion in loan guarantee programs sponsored by Fannie Mae or the Federal Home Loan Mortgage Corporation (“FHLMC”). KBHMC arranges for fixed and adjustable rate, conventional, privately insured mortgages, FHA-insured or VA-guaranteed mortgages, and mortgages funded by revenue bond programs of states and municipalities. In 2001, 57% of the mortgages originated for the Company’s customers were conventional (most of which conformed to Fannie Mae and FHLMC guidelines), 37% were FHA-insured or VA-guaranteed (a portion of which are adjustable rate loans), 4% were funded by mortgage revenue bond programs and 2% were adjustable rate mortgages (“ARMs”) provided through commitments from institutional investors. The percentages set forth above change from year to year reflecting then-current fixed interest rates, introductory rates for ARMs, housing prices and other economic conditions. In 2001, KBHMC originated loans for 83% of the Company’s domestic home deliveries to end users who obtained mortgage financing.

      KBHMC is a delegated underwriter under the FHA Direct Endorsement and VA Automatic programs in accordance with criteria established by such agencies. Additionally, KBHMC has delegated underwriting authority from Fannie Mae and FHLMC. As a delegated underwriter, KBHMC may underwrite and close mortgage loans under programs sponsored by these agencies without their prior approval, which expedites the loan origination process.

      KBHMC customarily sells nearly all of the loans that it originates. Loans are sold either individually or in pools to GNMA, Fannie Mae or FHLMC or against forward commitments to institutional investors, including banks and savings and loan associations.

      KBHMC typically sells servicing rights on a regular basis for substantially all of the loans it originates. However, for a small percentage of loans, and to the extent required for loans being held for sale to investors, KBHMC services the mortgages that it originates. Servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, monitoring delinquent mortgages and generally administering the loans. KBHMC receives fees for servicing mortgage loans, generally equal to .250% per annum on the declining principal balances of the loans.

      We also assist our customers in France by arranging financing through third-party lenders, primarily major French banks with which KBSA has established relationships. In some cases, French customers qualify for certain government-assisted, home financing programs. A second mortgage is usually handled through a government agency. A homebuyer in France may also have a third mortgage provided through credit unions or other employee groups.

Employees

      All of our operating divisions operate independently with respect to day-to-day operations within the context of the KBnxt operational business model. All land purchases and other significant construction, mortgage banking and similar operating decisions must be approved by the operating division and/or senior corporate management.

      We employ a trained staff of land acquisition specialists, architects, planners, engineers, construction supervisors, marketing and sales personnel and finance and accounting personnel, supplemented as necessary by outside consultants, who guide the development of communities from their conception through the marketing and sale of completed homes.

      At January 31, 2002, the Company had approximately 3,700 full-time employees in its operations, including approximately 400 in KBHMC’s operations. No employees are represented by a collective bargaining agreement.

      Construction and mortgage banking personnel are paid performance bonuses based on individual performance and incentive compensation based on the performance of the applicable operating division or subsidiary. Our corporate personnel are typically paid performance bonuses based on individual performance and incentive compensation based on the overall performance of KB Home. Each operating division or subsidiary is given autonomy regarding employment of personnel within policy guidelines established by our senior management.

Competition and Other Factors

      We expect the use of the KBnxt operational business model, particularly the aspects which involve gaining a deeper understanding of customer interests and needs and offering a wide range of choice to homebuyers, to provide us with long-term competitive advantages. The housing industry is highly competitive, and we compete with numerous housing producers ranging from regional and national firms to small local builders primarily on the basis of price, location, financing, design, reputation, quality and amenities. In addition, we compete with housing alternatives other than new production homes, including existing homes and rental housing. In certain markets and at times when housing demand is high, we also compete with other builders to hire subcontractors.

Financing

      We do not generally finance the development of our domestic communities with proceeds of loans specifically obtained for, or secured by, particular communities, i.e., project financing. Instead, financing of our domestic operations has been primarily generated from results of operations, public debt and equity financing, and borrowings under our domestic unsecured credit facility with various banks. Financing of KBSA has been primarily generated from results of operations and borrowings from KBSA’s unsecured committed credit lines with a series of foreign banks. Furthermore, the initial public offering of KBSA, completed in February 2000, has strengthened the French business by providing it with access to additional capital to support its growth. As a result of diverse external sources of financing, we were not adversely affected by the tight credit conditions that much of the homebuilding industry experienced during the recession of the early to mid-1990s, both domestically and in France.

      On February 8, 2001, pursuant to our previously existing universal shelf registration statement filed with the Securities and Exchange Commission on December 5, 1997 (the “1997 Shelf Registration”), we issued $250 million of 9 1/2% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due February 15, 2011 with interest payable semi-annually, represent unsecured obligations of KB Home and are subordinated to all existing and future senior indebtedness of KB Home. The notes are redeemable at the option of KB Home, in whole, or in part, at 104.750% of their principal amount beginning February 15, 2006, and thereafter at prices declining annually to 100% on and after February 15, 2009. Proceeds from the issuance of the notes were used to pay down bank borrowings.

      On October 15, 2001, we filed a universal shelf registration statement (as subsequently amended, the “2001 Shelf Registration”) with the Securities and Exchange Commission for up to $750 million of KB Home’s debt and equity securities, which amount ultimately included $50 million in unused capacity under the 1997 Shelf Registration after giving effect to the issuance of $200 million of 8 5/8% senior subordinated notes in December 2001. The 2001 Shelf Registration was declared effective on January 28, 2002 and provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, stock purchase contracts, stock purchase units and/or warrants to purchase such securities.

      On December 14, 2001, pursuant to the 1997 Shelf Registration, we issued $200 million of 8 5/8% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due December 15, 2008, with interest payable semi-annually, represent unsecured obligations of KB Home and are subordinated to all existing and future senior indebtedness of KB Home. Before December 15, 2004, we may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of one or more public or private equity offerings at a redemption price of 108.625% of their principal amount, together with accrued and unpaid interest. The notes are not otherwise redeemable at the option of KB Home. We used $175 million of the net proceeds from the issuance of the notes to redeem all of our outstanding 9 3/8% senior subordinated notes due 2003. The remaining net proceeds were used for general corporate purposes.

      KBHMC competes with other mortgage lenders, including national, regional and local mortgage bankers, savings and loan associations and other financial institutions, in the origination, sale and servicing of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. KBHMC’s operations are financed primarily through a $300 million revolving Mortgage Warehouse Facility and a $200 million Master Loan and Security Agreement with an investment bank. During the fourth quarter of 2001, KBHMC negotiated a temporary increase in the maximum credit amount available under the Master Loan and Security Agreement to $325 million through December 31, 2001. The temporary increase was necessary to meet KBHMC’s increased volume of mortgage loan originations. We believe KBHMC has the ability to access additional sources of funding both on a short and long-term basis, if needed.

Regulation and Environmental Matters

      It is our policy to use third-party environmental consultants to investigate land considered for acquisition for environmental risks and to require disclosure from land sellers of known environmental risks. Despite these activities, there can be no assurance that we will avoid material liabilities relating to the removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned by us. No estimate of such potential liabilities can be made although we may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, we take steps prior to acquisition to gain assurance as to the precise scope of work required and costs associated with removal, site restoration and/or monitoring, using detailed investigations by environmental consultants. To the extent such contamination or other environmental issues have occurred in the past, we believe we may be able to recover restoration costs from third parties, including, but not limited to, the generators of hazardous waste, land sellers or others in the prior chain of title and/or insurers. Utilizing such policies, we anticipate that it is not likely that environmental clean-up costs will have a material effect on our future results of operations or financial position. We have not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by us are identified by the Environmental Protection Agency as being a “Superfund” clean-up site requiring clean-up costs, which could have a material effect on our future financial position or results of operations. Costs associated with the use of environmental consultants are not material to our results of operations.

Risk Factors

      We want you to be aware that the following important factors could adversely impact our homebuilding and mortgage lending operations. These factors could cause our actual results to differ materially from the forward-looking and other statements that we make in registration statements, periodic reports and other filings with the Securities and Exchange Commission, and that we make from time to time in our news releases, annual reports and other written communications, as well as oral forward-looking and other statements made from time to time by our representatives.

Our business is cyclical and is significantly impacted by changes in general and local economic conditions.

      Our business is substantially affected by changes in national and general economic factors outside of our control, such as:

•	short and long term interest rates;

•	the availability of financing for homebuyers;

•	consumer confidence;

•	federal mortgage financing programs; and

•	federal income tax provisions.

      The cyclicality of our business is also highly sensitive to changes in economic conditions that can occur on a local or regional basis, such as changes in:

•	housing demand;

•	population growth;

•	employment levels and job growth; and

•	property taxes.

      Weather conditions and natural disasters such as earthquakes, hurricanes, tornadoes, floods, droughts, fires and other casualties can harm our homebuilding business on a local or regional basis.

      Fluctuating lumber prices and shortages, as well as shortages or price fluctuations in other important building materials, can have an adverse effect on our homebuilding business.

      Similarly, labor shortages or unrest among key trades, such as carpenters, roofers, electricians and plumbers, can delay the delivery of our homes and increase our costs.

      The difficulties described above can cause demand and prices for our homes to diminish or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because the price of each home is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction has even begun on their homes. In addition, some of the difficulties described above could cause some homebuyers to cancel their home purchase contracts altogether.

Our success depends on the availability of improved lots and undeveloped land that meet our land investment criteria.

      The availability of finished and partially developed lots and undeveloped land for purchase that meet our internal criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices and zoning, allowable housing density and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact our results of operations.

Home prices and sales activity in particular regions of the Western, Southwestern and Central United States impact our results of operations because our business is concentrated in these markets.

      Home prices and sales activity in some of our key markets have declined from time to time for market-specific reasons, including adverse weather or economic contraction due to, among other things, the failure or decline of key industries and employers. If home prices or sales activity decline in one or more of the key markets in which we operate, our costs may not decline at all or at the same rate and, as a result, our overall results of operations may be adversely impacted.

Interest rate increases or changes in federal lending programs could lower demand for our homes and adversely impact our mortgage lending operations.

      Nearly all of our customers finance the purchase of their homes, and a significant majority of these customers arrange their financing through our mortgage lending subsidiary. Increases in interest rates or decreases in availability of mortgage financing would increase monthly mortgage costs for our potential homebuyers and could therefore reduce demand for our homes and mortgages. Increased interest rates can also hinder our ability to realize our backlog because our sales contracts provide our customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for financing at interest rates that were prevailing when they signed their contracts.

      Because the availability of FNMA, FHLMC, FHA and VA mortgage financing is an important factor in marketing many of our homes, any limitations or restrictions on the availability of those types of financing could reduce our home sales and the lending volume at our mortgage subsidiary.

We are subject to substantial legal and regulatory requirements regarding the development of land, the homebuilding process and protection of the environment, which can cause us to suffer delays and incur costs associated with compliance and prohibit or restrict homebuilding activity in some regions or areas.

      Our homebuilding business is heavily regulated and subject to increasing local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, building design, construction and similar matters. These regulations often provide broad discretion to governmental authorities that regulate these matters, which can result in unanticipated delays or increases in the cost of a specified project or a number of projects in particular markets. We may also experience periodic delays in homebuilding projects due to building moratoria in any of the areas in which we operate.

      We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment. These laws and regulations may cause delays in construction and delivering new homes, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. In addition, environmental laws may impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The presence of these substances on our properties may prevent us from selling our homes and we may also be liable, under applicable laws and regulations or lawsuits brought by private parties, for hazardous or toxic substances on properties and lots that we have sold in the past.

      Further, a significant portion of our business is conducted in California, which is one of the most highly regulated and litigious states in the country. Therefore, our potential exposure to losses and expenses due to new laws, regulations or litigation may be greater than other homebuilders with a less significant California presence.

      Because of our French business, we are also subject to regulations and restrictions imposed by the government of France concerning investments by non-French companies, such as us, in businesses in France, as well as to French laws and regulations similar to those discussed above.

      Our mortgage operations are heavily regulated and subject to the rules and regulations promulgated by a number of governmental and quasi-governmental agencies. We are also subject to federal and state statutes and regulations which, among other things, prohibit discrimination, establish underwriting guidelines which include obtaining inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. A finding that we had materially violated any of the foregoing laws could have an adverse effect on our results of mortgage operations.

      We are subject to a Consent Order that we entered into with the Federal Trade Commission in 1979. Pursuant to the Consent Order, we provide explicit warranties on the quality of our homes, follow certain guidelines in advertising and provide certain disclosures to prospective purchasers of our homes. A finding that we have significantly violated the Consent Order could result in substantial liability and could limit our ability to sell homes in certain markets.

We build homes in highly competitive markets, which could hurt our future operating results.

      We compete in each of our markets with a number of homebuilding companies for homebuyers, land, financing, raw materials and skilled management and labor resources. Our competitors include other large national homebuilders, as well as smaller regional and local builders that can have an advantage in local markets because of long-standing relationships they may have with local labor or land sellers. We also compete with other housing alternatives, such as existing homes and rental housing.

      These competitive conditions can:

•	make it difficult for us to acquire desirable land which meets our land buying criteria;

•	cause us to offer or to increase our sales incentives or price discounts; and

•	result in reduced sales.

      Any of these competitive conditions can adversely impact our revenues, increase our costs and/or impede the growth of our local or regional homebuilding businesses.

      Our mortgage lending operation competes with other mortgage lenders, including national, regional and local mortgage bankers, savings and loan associations and other financial institutions. Mortgage lenders with greater access to capital markets or those with less rigorous lending criteria can sometimes offer lower interest rates than we can, which can diminish our ability to compete and adversely impact the results of operations from our mortgage lending business.

Because of the seasonal nature of our business, our quarterly operating results fluctuate.

      We have experienced seasonal fluctuations in quarterly operating results. We typically do not commence significant construction on a home before a sales contract has been signed with a homebuyer. A significant percentage of our sales contracts are made during the spring and summer months. Construction of our homes typically requires approximately three months and weather delays that often occur during late winter and early spring may extend this period. As a result of these combined factors, we historically have experienced uneven quarterly results, with lower revenues and operating income generally during the first and second quarters of our fiscal year.

Our leverage may place burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate and may prevent us from fulfilling our obligations.

      The amount of our debt could have important consequences to you. For example, it could:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes;

•	impact our flexibility in planning for, or reacting to, changes in our business;

•	place us at a competitive disadvantage because we have more debt than some of our competitors; and

•	make us more vulnerable in the event of a downturn in our business or in general economic conditions.

      Our ability to meet our debt service and other obligations will depend upon our future performance. We are engaged in businesses that are substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity in the markets we serve. Our businesses could also be affected by financial, political, business and other factors, many of which are beyond our control. The factors that affect our ability to generate cash can also affect our ability to raise additional funds through the sale of debt and/or equity securities, the refinancing of debt or the sale of assets. Changes in prevailing interest rates may also affect our ability to meet our debt service obligations, because borrowings under our bank credit facilities bear interest at floating rates. A higher interest rate on our debt could adversely affect our operating results.

      Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our bank credit facilities in an amount sufficient to enable us to pay our debt service obligations or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

      Under the terms of our bank credit facilities, our debt service payment obligations are defined as Consolidated Interest Expense. As defined, Consolidated Interest Expense for the years ended November 30, 2001 and 2000 were $113.8 million and $109.6 million, respectively. On a pro forma basis, after giving effect to the issuance on December 14, 2001 of our $200 million 8 5/8% Senior Subordinated Notes due 2008 and the redemption on December 31, 2001 of our $175 million 9 3/8% Senior Subordinated Notes due 2003, our debt service payment obligations for the years ended November 30, 2001 and 2000 would have been $114.6 million and $110.4 million, respectively.

We may have difficulty in continuing to obtain the additional financing required to operate and develop our business.

      Our homebuilding operations require significant amounts of cash and/or available credit. It is not possible to predict the future terms or availability of additional capital. Moreover, our outstanding domestic public debt, as well as our domestic credit facilities and the credit facilities of our French subsidiary, contain provisions that may restrict the amount and nature of debt we may incur in the future. Our bank credit facilities limit our ability to borrow additional funds by placing a maximum cap on our leverage ratio. Under the most restrictive of these provisions, as of November 30, 2001, we would have been permitted to incur up to $2,134.2 million of Total Consolidated Indebtedness, as defined in the bank credit facilities. This maximum amount exceeded our actual Total Consolidated Indebtedness at November 30, 2001 by $1,250.0 million. There can be no assurance that we can actually borrow up to this maximum amount at any time, as our ability to borrow additional funds, and to raise additional capital through other means, is also dependent on conditions in the capital markets and our credit-worthiness. If conditions in the capital markets change significantly, it could reduce our sales and may hinder our future growth and results of operations.

Our future growth may be limited by contracting economies in the markets in which we currently operate, our inability to find appropriate acquisition candidates, or our consummation of acquisitions that may not be successfully integrated or may not achieve expected benefits.

      Our future growth and results of operations could be adversely affected if the markets in which we currently operate do not continue to support the expansion of our existing business or if we are unable to identify suitable acquisition opportunities in new markets. Over the last several years, there has been some significant consolidation in the homebuilding industry, which has made it somewhat more difficult for us to identify appropriate acquisition candidates in new markets and has increased competition for acquisition candidates. If we do consummate acquisitions in the future, we may not be successful in integrating the operations of the acquired businesses, including their product lines, dispersed operations and distinct corporate cultures. Our inability to grow in existing markets or find appropriate acquisition opportunities in new markets, or our failure to successfully manage future acquisitions, would limit our ability to grow and would adversely impact our future operating results.

Because we build homes in France, some of our revenues and earnings are subject to foreign currency and economic risks.

      A portion of our construction operations are located in France. As a result, our financial results are affected by fluctuations in the value of the U.S. dollar as compared to the Euro and changes in the French economy to the extent those changes affect the homebuilding market there. We do not currently use any currency hedging instruments or other strategies to manage currency risks related to fluctuations in the value of the U.S. dollar or the Euro.

International instability, and future terrorist acts against or similar adverse developments involving the United States or France, could have a material adverse effect on our operations.

      The September 11, 2001 terrorist acts against the United States and the subsequent U.S. military response initially resulted in generalized economic uncertainty. In the weeks immediately following the September 11th attacks, net orders for our homes fell sharply and cancellations increased, although they have subsequently returned to levels that compare more favorably on a year-over-year basis. We do not expect the adverse developments immediately following September 11th to have a material effect on our overall future results of operations. Despite this apparent rebound, considerable instability continues and consumer confidence is uneven. These generalized conditions or future adverse developments in the war against terrorism, future terrorist acts against the U.S. or France or increased international instability in general, could result in a material long-term decrease in our net orders and an increase in cancellations, which could materially adversely affect our operating results or result in a decline in the market value of our securities.

Item 2. PROPERTIES

      KB Home’s executive offices are in leased premises at 10990 Wilshire Boulevard, Los Angeles, California. Our housing operations are principally conducted from leased premises located in Phoenix and Tucson, Arizona; Fremont, Irvine, Los Angeles, Pleasanton, Pomona, San Diego and Vacaville, California; Denver, Colorado; Jacksonville, Florida; Las Vegas, Nevada; Albuquerque, New Mexico; Austin, Dallas and Houston, Texas; and Paris, France.

      Our mortgage banking subsidiary leases executive offices in Los Angeles, California and a regional office in Las Vegas, Nevada.

      Our homebuilding and mortgage banking operations in San Antonio, Texas are principally conducted from premises which we own.

      We believe that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of its businesses.

Item 3.  LEGAL PROCEEDINGS

      We are involved in litigation incidental to our business. These cases are in various procedural stages and, based on reports of counsel, it is management’s opinion that provisions or reserves made for potential losses are adequate and any liabilities or costs arising out of currently pending litigation will not have a materially adverse effect upon our financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth certain information regarding the executive officers of KB Home as of January 31, 2002:

			Year
			Assumed
		Present Position at	Present	Other Positions and Other Business Experience within the
Name	Age	January 31, 2002	Position	Last Five Years(1)	From – To

Bruce Karatz	56	Chairman and Chief Executive Officer	1993	President	1986-2001
Jeffrey T. Mezger	46	Chief Operating Officer and	1999	Senior Vice President and Regional General Manager	1998-1999
		Executive Vice President		President, KB Home Phoenix Inc.	1995-1998
Guy Nafilyan	57	Chairman and Chief Executive	1999	President, European Operations	1992-1999
		Officer, Kaufman & Broad		President, Kaufman & Broad S.A.	1983-1999
		S.A.
William R. Cardon	58	Regional General Manager	1998	Senior Vice President	1998-2001
				President, KB Home Coastal Inc.	1997-Present
				President, KB Home San Diego Inc.	1987-Present
Steven M. Davis	43	Regional General Manager	2000	President, KB Home Phoenix Inc.	1998-Present
				Senior Vice President, KB Home Phoenix Inc.	1997-1998
				Vice President, Operations, KB Home Phoenix Inc.	1995-1997
Robert Freed	45	Regional General Manager	2000	President, KB Home North Bay Inc.	2000-Present
				President, KB Home South Bay Inc.	1997-Present
				Executive Vice President, KB Home South Bay Inc.	1996-1997
John E. (“Buddy”)	54	Regional General Manager	1999	Senior Vice President	1999-2001
Goodwin				President, KB Home San Antonio	1998-1999
				Executive Vice President, KBSA, Inc.	1997-1998
				Vice President, Sales and Marketing, KBSA, Inc.	1995-1997
William R. Hollinger	43	Senior Vice President and	2001	Vice President and Controller	1992-2001
		Controller
Jay L. Moss	51	Regional General Manager	2000	President, KB Home Greater Los Angeles Inc.	2000-Present
				President, KB Home North Bay Inc.	1998-2000
				President, KB Home Nevada Inc.	1993-1998
Larry E. Oglesby	41	Regional General Manager	2001	President, KB Home Austin	1999-Present
				Vice President, KB Home Austin	1998-1999
				Vice President of Operations, KB Home San Antonio	1996-1998
Barton P. Pachino	42	Senior Vice President and General Counsel	1993
Albert Z. Praw	53	Senior Vice President, Asset	1999	Senior Vice President, Business Development	1998-1999
		Management and Acquisitions		President, KB Home Greater Los Angeles Inc.	1997-1998
				Senior Vice President and Regional General Manager	1996-1998
Gary A. Ray	43	Senior Vice President, Human Resources	1996
Dennis A. Welsch	44	Regional General Manager	2000	President, KB Home Colorado Inc.	1999-Present
				Vice President and Treasurer	1996-1999

(1)	All positions described were with KB Home, unless otherwise indicated.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of January 31, 2002, there were 1,204 holders of record of the KB Home’s common stock.

      Information as to KB Home’s quarterly stock prices is included on page 68 of KB Home’s 2001 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto.

      Information as to the principal markets on which KB Home’s common stock is being traded and quarterly cash dividends is included on page 68 of KB Home’s 2001 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto.

Item 6.  SELECTED FINANCIAL DATA

      The Five Year Summary of KB Home for the five-year period ended November 30, 2001 is included on page 32 of KB Home’s 2001 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto. It should be read in conjunction with the consolidated financial statements included in the KB Home’s 2001 Annual Report to Stockholders which are also included as part of Exhibit 13 hereto.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management’s Discussion and Analysis of Financial Condition and Results of Operations of KB Home is included on pages 33 through 44 of KB Home’s 2001 Annual Report to Stockholders, which are included as part of Exhibit 13 hereto.

Item 7a.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      We primarily enter into debt obligations to support general corporate purposes, including acquisitions, and the operations of our divisions. The primary market risk facing KB Home is the interest rate risk on our senior and senior subordinated notes. We have no cash flow exposure due to interest rate changes for these notes. In connection with our mortgage banking operations, mortgage loans held for sale and the associated Mortgage Warehouse Facility and Master Loan and Security Agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration and accordingly the risk is not material. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes other than as disclosed in Notes 1 and 4 to the consolidated financial statements with regard to our mortgage banking operations. As disclosed, we use mortgage forward delivery contracts and non-mandatory commitments to mitigate our exposure to movements in interest rates on interest rate lock agreements and mortgage loans held for sale. The estimated fair value of mortgage forward delivery contracts and non-mandatory commitments exceeded the contract value by $3.9 million at November 30, 2001. The estimated fair value of interest rate lock agreements was less than the contract value by $.2 million at November 30, 2001.

      The following table sets forth as of November 30, 2001, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (in thousands):

	Years Ended November 30,							Fair value at
								November 30,
	2002	2003	2004	2005	2006	Thereafter	Total	2001

Long-term debt(1)	—	$174,714	$175,000	—	$124,635	$250,000	$724,349	$748,651
Fixed Rate
Weighted Average Interest Rate	—	9.4%	7.8%	—	9.6%	9.5%

(1) Includes senior and senior subordinated notes

     A portion of our construction operations are located in France. As a result, our financial results could be affected by factors such as changes in the foreign currency exchange rate or weak economic conditions in our markets. Our earnings are affected by fluctuations in the value of the U.S. dollar as compared to foreign currency in France, as a result of our sales in foreign markets. Therefore, for the year ending November 30, 2001, the result of a 10% uniform strengthening in the value of the dollar relative to the currency in which our sales were denominated in France would have resulted in a decrease in revenues of $57.8 million and a decrease in pretax income of $3.7 million. Comparatively, the 2000 results of a 10% uniform strengthening in the value of the dollar relative to the currencies in which our sales were denominated would have been a decrease in revenues of $47.5 million and a decrease in pretax income of $3.4 million. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of KB Home are included on pages 45 through 64 of KB Home’s 2001 Annual Report to Stockholders, which are included as part of Exhibit 13 hereto. Reference is made to the Index to Financial Statements on page F-1 herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

      The Notice of 2002 Annual Meeting of Stockholders and Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and provides the information required under Part III (Items 10, 11, 12 and 13) except for the information regarding the executive officers of KB Home, which is included in Part I on page 19 herein.

PART IV

Item 14.	FINANCIAL STATEMENTS, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements

           Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

    Exhibits

Exhibit
No.	Description

3.1	Amended Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
3.2	Amendment to Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
3.3	Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
3.4	Certificate of Designation of Series B Mandatory Conversion Premium Dividend Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.

Exhibit
No.	Description

3.5	Amended Certificate of Designation of Series B Mandatory Conversion Premium Dividend Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
3.6	Amended Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 001-09195 on Form 8-A12B, is incorporated by reference herein.
3.7	Certificate of Ownership and Merger effective January 17, 2001 merging KB Home, Inc. into Kaufman and Broad Home Corporation, through which the name of the Company was changed to KB HOME, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
3.8	By-Laws, as amended and restated on January 17, 2001, to reflect the change in the Company’s name, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
4.1	Amended Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
4.2	Amendment to Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
4.3	Indenture relating to 9 5/8% Senior Subordinated Notes due 2006 between the Company and SunTrust Bank, Atlanta, dated November 19, 1996, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 19, 1996, is incorporated by reference herein.
4.4	Specimen of 9 5/8% Senior Subordinated Notes due 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 19, 1996, is incorporated by reference herein.
4.5	Indenture relating to 7 3/4% Senior Notes due 2004 between the Company and SunTrust Bank, Atlanta, dated October 14, 1997, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 14, 1997, is incorporated by reference herein.
4.6	Specimen of 7 3/4% Senior Notes due 2004, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 14, 1997, is incorporated by reference herein.
4.7	Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated February 4, 1999, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 4, 1999, is incorporated by reference herein.
4.8	By-Laws, as amended and restated on January 17, 2001, to reflect the change in the Company’s name, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
10.1	KB Home 1986 Stock Option Plan, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10.2	KB Home 1988 Employee Stock Plan, filed as an exhibit to the definitive Joint Proxy Statement for the Company’s 1989 Special Meeting of Shareholders, is incorporated by reference herein.
10.3	Consent Order, Federal Trade Commission Docket No. C-2954, dated February 12, 1979, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10.4	SunAmerica Inc. Executive Deferred Compensation Plan, approved September 25, 1985, filed as an exhibit to SunAmerica Inc.’s 1985 Annual Report on Form 10-K, is incorporated by reference herein.
10.5	Directors’ Deferred Compensation Plan established effective July 27, 1989, filed as an exhibit to the Company’s 1989 Annual Report on Form 10-K, is incorporated by reference herein.
10.6	Settlement with Federal Trade Commission of June 27, 1991, filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 28, 1991, is incorporated by reference herein.

Exhibit
No.	Description

10.7	Amendments to the KB Home 1988 Employee Stock Plan dated January 27, 1994, filed as an exhibit to the Company’s 1994 Annual Report on Form 10-K, are incorporated by reference herein.
10.8	KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10.9	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10.10	KB Home Unit Performance Program, filed as an exhibit to the Company’s 1996 Annual Report on Form 10-K, is incorporated by reference herein.
10.11	Kaufman and Broad France Incentive Plan, filed as an exhibit to the Company’s 1997 Annual Report on Form 10-K, is incorporated by reference herein.
10.12	KB Home 1998 Stock Incentive Plan, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.13	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.14	KB Home 1999 Incentive Plan, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10.15	Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10.16	KB Home Non-Employee Directors Stock Plan, as amended and restated as of December 6, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10.17	2000 Revolving Credit Facility, dated as of October 3, 2000, by and among the Company, the banks party thereto, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
10.18	2000 Term Credit Facility, dated as of October 3, 2000, by and among the Company, the banks party thereto, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
10.19	Form of limited liability company Operating Agreement under the e.KB Equity Incentive Program, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
10.20	Amended and Restated Employment Agreement of Bruce Karatz, dated July 11, 2001, filed as an exhibit to the KB Home’s Form 10-Q for the quarterly period ended August 31, 2001, is incorporated by reference herein.
10.21	KB Home Nonqualified Deferred Compensation Plan.
10.22	KB Home 2001 Stock Incentive Plan.
10.23	KB Home Change in Control Severance Plan.
10.24	KB Home Death Benefit Only Plan.
13	Pages 32 through 64 and page 68 of KB Home’s 2001 Annual Report to Stockholders.
22	Subsidiaries of the Registrant.
24	Consent of Independent Auditors.

     Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

     Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KB HOME

By:	/s/ WILLIAM R. HOLLINGER

William R. Hollinger
Senior Vice President and Controller

Dated: February 28, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRUCE KARATZ Bruce Karatz	Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2002
/s/ WILLIAM R. HOLLINGER William R. Hollinger	Senior Vice President and Controller (Principal Financial Officer and Principal Accounting Officer)	February 28, 2002
/s/ RONALD W. BURKLE Ronald W. Burkle	Director	February 28, 2002
/s/ HENRY G. CISNEROS Henry G. Cisneros	Director	February 28, 2002
/s/ JANE EVANS Jane Evans	Director	February 28, 2002
/s/ DR. RAY R. IRANI Dr. Ray R. Irani	Director	February 28, 2002
/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 28, 2002
/s/ JAMES A. JOHNSON James A. Johnson	Director	February 28, 2002
/s/ DR. BARRY MUNITZ Dr. Barry Munitz	Director	February 28, 2002
/s/ GUY NAFILYAN Guy Nafilyan	Director	February 28, 2002
/s/ LUIS G. NOGALES Luis G. Nogales	Director	February 28, 2002
/s/ SANFORD C. SIGOLOFF Sanford C. Sigoloff	Director	February 28, 2002

KB HOME AND CONSOLIDATED SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

      The consolidated financial statements, together with the report thereon of Ernst & Young LLP, dated December 20, 2001, all appearing on pages 45 through 64 of the 2001 Annual Report to Stockholders, are incorporated in this Annual Report on Form 10-K between page F-1 and the List of Exhibits Filed. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, the 2001 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

      Separate combined financial statements of KB Home’s unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

Page No. in
Annual Report
to Stockholders

KB Home
Consolidated Statements of Income for the years ended November 30, 2001, 2000 and 1999	45
Consolidated Balance Sheets as of November 30, 2001 and 2000	46
Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2001, 2000 and 1999	47
Consolidated Statements of Cash Flows for the years ended November 30, 2001, 2000 and 1999	48
Notes to Consolidated Financial Statements	49 through 63
Report of Independent Auditors	64
Report on Financial Statements	64

      The following pages represent pages 32 through 64 and page 68 of the 2001 Annual Report to Stockholders of KB Home, and include the Five Year Summary, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Report of Independent Auditors, Report on Financial Statements, Stockholder Information and Common Stock Prices. These pages were filed with the Securities and Exchange Commission as Exhibit 13 hereto.

F-1

SELECTED FINANCIAL INFORMATION

YEARS ENDED NOVEMBER 30,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS	2001	2000	1999	1998	1997

CONSTRUCTION:
Revenues	$4,501,715	$3,870,488	$3,772,121	$2,402,966	$1,843,614
Operating income	352,316	288,609	259,107	148,672	101,751
Total assets	2,983,522	2,361,768	2,214,076	1,542,544	1,133,861
Mortgages and notes payable	1,088,615	987,980	813,424	529,846	496,869

MORTGAGE BANKING:
Revenues	$72,469	$60,370	$64,174	$46,396	$35,109
Operating income	33,771	23,832	17,464	21,413	14,508
Total assets	709,344	467,153	450,159	317,660	285,130
Notes payable	595,035	385,294	377,666	239,413	200,828
Collateralized mortgage obligations	22,359	29,928	36,219	49,264	60,058

CONSOLIDATED:
Revenues	$4,574,184	$3,930,858	$3,836,295	$2,449,362	$1,878,723
Operating income	386,087	312,441	276,571	170,085	116,259
Net income	214,217	209,960	147,469	95,267	58,230
Total assets	3,692,866	2,828,921	2,664,235	1,860,204	1,418,991
Mortgages and notes payable	1,683,650	1,373,274	1,191,090	769,259	697,697
Collateralized mortgage obligations	22,359	29,928	36,219	49,264	60,058
Mandatorily redeemable preferred securities (Feline Prides)		189,750	189,750	189,750
Stockholders’equity	1,092,481	654,759	676,583	474,511	383,056

BASIC EARNINGS PER SHARE	$5.72	$5.39	$3.16	$2.41	$1.50
DILUTED EARNINGS PER SHARE	5.50	5.24	3.08	2.32	1.45
CASH DIVIDENDS PER COMMON SHARE	.30	.30	.30	.30	.30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW Revenues are primarily generated from the Company’s (i) homebuilding operations in the United States and France and (ii) its domestic mortgage banking operations.

Domestically, the Company’s construction revenues are generated from operating divisions in the following regional groups: “West Coast” — California; “Southwest” — Arizona, Nevada and New Mexico; and “Central” — Colorado, Florida and Texas. Internationally, the Company operates in France through a majority-owned subsidiary.

In January 2001, the Company changed its name from “Kaufman and Broad Home Corporation” to “KB Home.” This new name, which resulted from homebuyer input, was intended to convey the Company’s strong customer focus and its commitment to helping homebuyers realize their dream of home ownership.

The Company achieved record earnings for the fourth consecutive year in 2001 and delivered 24,538 homes, the largest number of units delivered during any single year in its history. Total Company revenues reached a record $4.57 billion in 2001, up 16.4% from $3.93 billion in 2000, which had increased 2.5% from $3.84 billion in 1999. The increase in revenues in 2001 was mainly due to an increase in housing revenues. The modest increase in revenues in 2000 compared to 1999 was primarily attributable to higher housing and land sale revenues. Included in total Company revenues were mortgage banking revenues of $72.5 million in 2001, $60.4 million in 2000 and $64.2 million in 1999.

Net income for the year ended November 30, 2001 increased to $214.2 million, or $5.50 per diluted share, from $210.0 million, or $5.24 per diluted share, for the year ended November 30, 2000. The results for 2000 included a one-time gain of $39.6 million, or $.99 per diluted share, on the issuance of stock by the Company’s French subsidiary in an initial public offering (the “French IPO” gain). Excluding the French IPO gain, 2000 net income and diluted earnings per share were $170.4 million and $4.25, respectively. In 2001, net income rose on higher unit delivery volume, expanded gross margins and increased net income from mortgage banking operations.

Net income in 2000 was 42.4% higher than the $147.5 million, or $3.08 per diluted share, recorded in 1999. Excluding the French IPO gain in 2000 and excluding an after-tax secondary marketing trading loss of $11.8 million, or $.25 per diluted share, recorded in 1999 as a result of unauthorized trading by an employee of the Company’s mortgage banking subsidiary, earnings per share in 2000 were 27.6% higher than 1999 results. Excluding the impact of the trading loss, net income for 1999 was $159.2 million and diluted earnings per share were $3.33. In 2000, the increase in diluted earnings per share was principally driven by the combined effect of a higher housing gross margin, lower selling, general and administrative expenses, a lower effective income tax rate and a 16.2% reduction in the average number of diluted shares outstanding due to the Company’s share repurchase program.

CONSTRUCTION

REVENUES Construction revenues reached an all-time high of $4.50 billion in 2001, increasing 16.3% from $3.87 billion in 2000, which had increased from $3.77 billion in 1999. The increase in 2001 was mainly due to higher housing revenues driven by increased unit delivery volume and a higher average selling price. In 2000, the improvement was primarily the result of increased housing and land sale revenues.

						UNCONSOLIDATED
	WEST COAST	SOUTHWEST	CENTRAL	FOREIGN	TOTAL	JOINT VENTURES

UNIT DELIVERIES
2001
First	981	1,248	1,746	553	4,528	84
Second	1,388	1,503	2,121	711	5,723	98
Third	1,553	1,690	2,432	798	6,473	79
Fourth	1,628	1,797	3,069	1,320	7,814	69

Total	5,550	6,238	9,368	3,382	24,538	330

2000
First	1,128	1,264	1,653	520	4,565	123
Second	1,207	1,349	1,884	602	5,042	137
Third	1,444	1,596	1,944	726	5,710	102
Fourth	1,697	1,623	2,631	1,124	7,075	93

Total	5,476	5,832	8,112	2,972	22,392	455

NET ORDERS
2001
First	1,176	1,973	2,531	664	6,344	65
Second	1,541	1,855	3,078	896	7,370	74
Third	1,082	1,494	2,369	720	5,665	64
Fourth	973	1,156	2,051	1,156	5,336	17

Total	4,772	6,478	10,029	3,436	24,715	220

2000
First	1,341	1,523	1,903	558	5,325	115
Second	2,178	1,875	2,888	896	7,837	121
Third	1,301	1,301	2,191	564	5,357	102
Fourth	1,198	1,337	1,941	836	5,312	106

Total	6,018	6,036	8,923	2,854	23,831	444

						UNCONSOLIDATED
	WEST COAST	SOUTHWEST	CENTRAL	FOREIGN	TOTAL	JOINT VENTURES

ENDING BACKLOG-UNITS
2001
First	2,616	3,036	4,795	1,928	12,375	189
Second	2,769	3,388	5,752	2,113	14,022	165
Third	2,298	3,192	5,939	2,035	13,464	150
Fourth	1,643	2,551	4,921	2,012	11,127	98

2000
First	2,092	2,366	3,449	1,566	9,473	211
Second	3,063	2,892	4,453	1,860	12,268	195
Third	2,920	2,597	4,700	1,898	12,115	195
Fourth	2,421	2,311	4,010	1,817	10,559	208

ENDING BACKLOG-VALUE, IN THOUSANDS
2001
First	$754,618	$460,411	$667,155	$297,706	$2,179,890	$37,611
Second	790,862	523,751	805,022	285,255	2,404,890	33,330
Third	653,487	497,700	847,614	306,470	2,305,271	30,000
Fourth	474,645	420,282	700,251	294,870	1,890,048	20,384

2000
First	$495,782	$349,122	$438,739	$249,581	$1,533,224	$38,824
Second	755,243	413,692	570,012	315,151	2,054,098	36,660
Third	737,912	377,324	607,767	310,240	2,033,243	35,880
Fourth	643,620	345,609	541,258	272,901	1,803,388	42,224

Housing revenues totaled $4.37 billion in 2001, $3.77 billion in 2000 and $3.73 billion in 1999, each amount establishing a new Company record for the year in which it was reported. In 2001, housing revenues increased 15.9% over the previous year due to a 9.6% increase in unit volume, reflecting growth in all of the Company’s geographic regions, and a 5.8% increase in the average selling price. In 2000, housing revenues rose 1.0% above 1999 results due to a 1.1% increase in the average selling price; unit volume was comparable to that of 1999.

Housing revenues from West Coast operations totaled $1.57 billion in 2001, up 11.6% from $1.41 billion in 2000, reflecting a 1.4% increase in unit delivery volume and a 10.2% increase in the average selling price. West Coast housing operations generated 40.6% of domestic housing revenues in 2001, down from 42.7% in 2000 and 46.8% in 1999, a trend that is consistent with the Company’s steady diversification of its domestic operations outside of California since 1993. Housing revenues generated from the Company’s Southwest region rose 16.1% to $983.1 million in 2001 from $846.9 million in 2000 due to a 7.0% increase in unit deliveries and an 8.5% increase in the average selling price. The Central region posted housing revenues of $1.32 billion, up 26.3% from $1.04 billion in 2000, the result of a 15.5% increase in unit deliveries and a 9.4% increase in the average selling price when compared to 2000. Southwest region housing revenues accounted for 25.4% of domestic housing revenues in 2001, compared to 25.7% in 2000 and 24.8% in 1999. Central region housing revenues accounted for 34.0% of domestic housing revenues in 2001, up from 31.6% in 2000 and 28.4% in 1999. In France, housing revenues of $494.8 million in 2001 rose 5.2% from $470.3 million in 2000, the result of a 14.0% increase in unit volume, partially offset by a 7.7% decrease in the average selling price.

In 2000, West Coast region housing revenues decreased 9.5% from $1.56 billion in 1999 due to a 13.4% decrease in unit deliveries, partially offset by a 4.5% increase in the average selling price. Housing revenues in the Southwest region rose 2.9% in 2000 from $823.2 million in 1999, reflecting a small increase in unit deliveries and a higher average selling price. In the Central region, housing revenues in 2000 rose 10.4% from $945.4 million in 1999, the result of increases in both unit volume and average selling price. In France, housing revenues rose 16.6% in 2000 from $403.4 million in 1999, reflecting higher unit volume, partially offset by a lower average selling price.

Company-wide housing deliveries increased 9.6% to 24,538 units in 2001 from 22,392 units in 2000, reflecting growth in U.S. and French deliveries of 8.9% and 14.0%, respectively. The increase in domestic deliveries was driven by improvement in each of the Company’s three geographic regions, with increases of 1.4%, 7.0% and 15.5% achieved in the West Coast, Southwest and Central regions, respectively. West Coast region deliveries increased to 5,550 units in 2001 from 5,476 units in 2000 even though the Company operated 8.1% fewer active communities in the region during 2001. Southwest region operations delivered 6,238 units in 2001, up from 5,832 units in 2000, despite a 5.1% decrease in the average number of active communities operated in this region. In the Central region, deliveries totaled 9,368 units in 2001, up from 8,112 units in 2000. The average number of active communities in the Central region rose 9.0% in 2001. French deliveries increased to 3,382 units in 2001 from 2,967 units in 2000, partly due to the inclusion of a full year of results from acquisitions made during 2000.

In 2000, housing deliveries of 22,392 units were essentially flat compared with the 22,422 units delivered in 1999, as a 2.6% decrease in U.S. deliveries was largely offset by a 20.4% increase in French deliveries. The decline in domestic deliveries reflected a 13.4% decrease in the West Coast region, partly offset by increases of .5% and 3.9% in the Southwest and Central regions, respectively. West Coast deliveries decreased to 5,476 units in 2000 from 6,323 units in 1999, primarily due to two factors. First, the re-focusing of the Company’s West Coast operations following the Lewis Homes acquisition, in keeping with the KBnxt business model, resulted in fewer active communities in Northern California in 2000 compared to 1999. Second, the strength of the Company’s Southwest and Central region operations, which generally offered lower risk for less investment in land, caused the Company to apply more stringent criteria with regard to its land investment decisions in the West Coast region. Southwest operations delivered 5,832 units in 2000, up slightly from 5,801 units in 1999, despite a 4.9% decrease in the average number of active communities compared to the prior year. Deliveries from Central region operations increased to 8,112 units in 2000 from 7,809 units in 1999, as the average number of active communities in the region rose 4.2% from the prior year. French deliveries increased 20.4% to 2,967 units in 2000 from 2,465 units in 1999, as a result of expansion of these operations during 2000, partly through acquisitions.

The Company-wide average new home price increased 5.8% in 2001, to $178,000 from $168,300 in 2000. The 2000 average had advanced 1.1% from $166,500 in 1999. The increase in the average selling price in 2001 resulted from a higher domestic average selling price, partially offset by a lower average selling price in France.

In the West Coast region, the average selling price rose 10.2% in 2001 to $283,100 from $257,000 in 2000, which had increased 4.5% from $246,000 in 1999. The average selling price in the Southwest region increased 8.5% to $157,600 in 2001, compared with $145,200 in 2000 and $141,900 in 1999. The Central region average selling price rose 9.4% to $140,700 in 2001 compared with $128,600 in 2000, which had increased 6.2% from $121,100 in 1999. The higher average selling prices in each of the Company’s domestic regions in 2001 resulted from strategic increases in sales prices made by the Company in most of its markets. The increase in 2000 also resulted from modest increases in sales prices in certain domestic markets.

The Company’s average selling price in France decreased 7.7% to $146,300 in 2001 from $158,500 in 2000, which had decreased 3.1% from $163,600 in 1999. The decreases in 2001 and 2000 were largely the result of a Company strategy to increase the proportion of its French deliveries from condominiums, which are typically priced below single-family detached homes, and the adverse foreign currency translation impact resulting from a weakening in the French franc compared to the U.S. dollar.

Revenues from the development of commercial buildings, all located in metropolitan Paris, totaled $69.9 million in 2001, just below the Company’s projections of $75 million to $90 million, but up substantially, as anticipated, from $.8 million in 2000 and $.7 million in 1999. The Company’s French commercial revenues increased substantially in 2001 due to the Company’s decision to expand its commercial activity as market conditions for commercial development improved. For several years prior to 2001, the Company had de-emphasized its commercial development operations, which had generated revenues as high as $362.3 million in 1990, in light of less favorable commercial market conditions.

Land sale revenues totaled $64.8 million in 2001, $100.5 million in 2000 and $37.8 million in 1999. Generally, land sale revenues fluctuate with management’s decisions to maintain or decrease the Company’s land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company and prevailing market conditions. The results for 2001 and 1999 are more representative of typical historical Company land sales activity levels. In contrast, land sale revenues were higher in 2000 as a result of the Company’s adoption of an asset repositioning strategy, in late 1999, which included the identification and sale of non-core assets.

OPERATING INCOME Operating income increased to a new Company record of $352.3 million in 2001, which was 22.1% higher than the previous record of $288.6 million achieved in 2000. As a percentage of revenues, operating income rose to 7.8% in 2001 from 7.5% in 2000. Housing gross profits in 2001 increased 17.8% or $132.7 million to $876.4 million from $743.7 million in 2000. As a percentage of related revenues, the housing gross profit margin was 20.1% in 2001, up from 19.7% in the prior year, primarily due to a higher average selling price. The Company’s housing gross profit margin also showed sequential improvement during each quarter of 2001 progressing from 19.5% in the first quarter to 20.8% in the fourth quarter. Commercial activities in France generated profits of $10.6 million in 2001, compared to $.2 million in 2000. Company-wide land sales generated profits of $1.7 million in 2001 and $2.8 million in 2000.

Selling, general and administrative expenses totaled $536.5 million in 2001 compared with $458.0 million in 2000. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses increased slightly to 12.3% in 2001 from 12.2% in 2000. For the first nine months of 2001, the Company achieved a lower selling, general and administrative expense ratio compared to the same period of 2000. However, selling expenses rose significantly in the fourth quarter as marketing efforts had to be stepped-up to stimulate traffic in the aftermath of the September 11th tragedy and to attract sales in the increasingly competitive marketplace. Provided there are no further negative consequences from the terrorist activities and U.S. response, and subject to other risk factors described below, the Company expects selling expenses to remain at higher levels during the first quarter of 2002 and return to more normal levels in the remainder of the year.

Operating income increased 11.4% to $288.6 million in 2000 from $259.1 million in 1999. This increase was primarily due to higher housing gross profits and lower selling, general and administrative expenses. Housing gross profits in 2000 increased 3.0%, or $22.1 million, to $743.7 million from $721.6 million in 1999. As a percentage of related revenues, the housing gross profit margin was 19.7% in 2000, up from 19.3% in the prior year. This increase was primarily due to an improved pricing environment, generally favorable market conditions throughout 2000, deeper execution of the KBnxt operational business model and a reduction in the negative impact of purchase accounting associated with the 1999 acquisition of Lewis Homes. Company-wide land sales generated a profit of $2.8 million in 2000, compared to a loss of $1.2 million in 1999.

Selling, general and administrative expenses decreased to $458.0 million in 2000 from $461.3 million in 1999. As a percentage of housing revenues, selling, general and administrative expenses decreased to 12.2% in 2000 from 12.4% in 1999. The improved ratio resulted from savings generated by the Company’s cost-containment initiatives.

INTEREST INCOME AND EXPENSE Interest income, which is generated from short-term investments and mortgages receivable, amounted to $3.6 million in 2001, $5.8 million in 2000 and $7.8 million in 1999. The decrease in interest income in 2001 resulted primarily from a lower interest bearing average balance of mortgages receivable compared to 2000. Interest income declined in 2000 due to a decrease in the interest bearing average balances of both short-term investments and mortgages receivable compared to 1999.

Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. In 2001, interest expense, net of amounts capitalized, increased by $9.6 million to $41.1 million, up from $31.5 million in 2000. Gross interest incurred in 2001 was $8.8 million higher than that incurred in 2000, reflecting an increase in average indebtedness. The percentages of interest capitalized in 2001 and 2000 were 60.1% and 66.6%, respectively.

In 2000, interest expense, net of amounts capitalized, increased to $31.5 million from $28.3 million in 1999. Gross interest incurred in 2000 was $16.2 million higher than that incurred in 1999, reflecting an increase in average indebtedness. The percentage of interest capitalized in 2000 increased from 63.7% capitalized in 1999.

MINORITY INTERESTS Minority interests are comprised of two major components: pretax income of consolidated subsidiaries and joint ventures related to residential and commercial activities; and distributions associated with the Company’s Feline Prides securities. Operating income was reduced by minority interests of $27.9 million in 2001, $31.6 million in 2000 and $29.4 million in 1999. Minority interests in 2001, 2000 and 1999 included distributions of $11.4 million, $15.2 million and $15.2 million, respectively, associated with the Feline Prides. Since the Feline Prides mandatorily converted into common stock of the Company on August 16, 2001, minority interests in future periods will no longer include distributions associated with these securities. In 2001 and 2000, minority interests reflected the impact of the Company’s French IPO.

EQUITY IN PRETAX INCOME OF UNCONSOLIDATED JOINT VENTURES The Company’s unconsolidated joint venture activities were located in Nevada, New Mexico and France in 2001; California, Nevada, New Mexico and France in 2000; and California, Nevada, New Mexico, Texas and France in 1999. These unconsolidated joint ventures posted combined revenues of $82.1 million in 2001, $116.8 million in 2000 and $13.9 million in 1999. Revenues from unconsolidated joint ventures in 2001 and 2000 were substantially higher than in 1999 primarily due to the inclusion of a joint venture related to a Nevada community. All unconsolidated joint venture revenues in 2001, 2000 and 1999 were generated from residential properties. Unconsolidated joint ventures generated combined pretax income of $6.5 million in 2001, $4.9 million in 2000 and $3.6 million in 1999. The Company’s share of pretax income from unconsolidated joint ventures totaled $3.9 million in 2001, $2.9 million in 2000 and $.2 million in 1999.

GAIN ON ISSUANCE OF FRENCH SUBSIDIARY STOCK The Company recognized a one-time gain of $39.6 million from the issuance of 5,314,327 common shares (including the over allotment option) by Kaufman & Broad S.A. (“KBSA”), the Company’s French subsidiary, in an initial public offering in the first quarter of 2000. The offering was made in France and elsewhere in Europe and was priced at 23 euros per share. Since the initial public offering, KBSA has been listed on the Premier Marche of the ParisBourse. The offering generated total net proceeds of $113.1 million, of which $82.9 million was used by the Company to reduce its domestic debt and repurchase shares of its common stock. The remainder of the proceeds was used to fund internal and external growth of KBSA. Since the initial public offering, the Company has maintained a 57% majority ownership interest in KBSA and continues to consolidate these operations in its financial statements.

MORTGAGE BANKING

INTEREST INCOME AND EXPENSE The Company’s mortgage banking operations provide financing principally to purchasers of homes sold by the Company’s domestic housing operations through the origination of residential mortgages. Interest income is earned primarily from first mortgages and mortgage-backed securities held for long-term investment as collateral, while interest expense results from notes payable and the collateralized mortgage obligations. Interest income increased to $21.9 million in 2001 from $21.1 million in 2000 and $19.2 million in 1999. Interest expense decreased to $18.4 million in 2001 from $19.4 million in 2000, which had increased from $16.9 million in 1999. Interest income increased in both 2001 and 2000 primarily due to a higher balance of first mortgages held under commitments of sale and other receivables outstanding compared to the previous year.

Interest expense decreased in 2001 from the previous year due to lower interest rates. Interest expense rose in 2000 from 1999 due to a higher amount of notes payable outstanding compared to 1999. Combined interest income and expense resulted in net interest income of $3.5 million in 2001, $1.7 million in 2000 and $2.3 million in 1999. These differences reflect variations in mortgage production mix; movements in short-term versus long-term interest rates; and the amount, timing and rates of return on interim reinvestments of monthly principal amortization and prepayments.

OTHER MORTGAGE BANKING REVENUES Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent, mortgage servicing fees and insurance commissions, totaled $50.5 million in 2001, $39.2 million in 2000 and $45.0 million in 1999. The increase in 2001 reflected higher gains on the sales of mortgages and servicing rights primarily due to a higher volume of mortgage originations associated both with increases in underlying housing unit delivery volume and higher retention. By “retention,” the Company is referring to the percentage of the Company’s domestic homebuyers using the Company’s mortgage banking subsidiary as a loan originator. Also contributing to the increase in 2001 was a shift in product mix toward a higher proportion of fixed rate loans. In 2000, the decrease in other mortgage banking revenues was primarily the result of lower gains on the sales of mortgages and servicing rights due to lower unit delivery volume. Interest rate increases during 2000, including a shift in product mix toward more variable rate loans, lower retention and the intensely competitive mortgage banking environment also contributed to the decrease.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses associated with the mortgage banking operations increased to $20.3 million in 2001 from $17.2 million in 2000 and $11.6 million in 1999. In 2001, general and administrative expenses increased as a result of the expansion of certain ancillary businesses, higher staff levels in place to accommodate the Company’s higher backlog and the overall growth of the mortgage banking operations in anticipation of higher origination volumes. The increase in general and administrative expenses in 2000 was primarily due to expansion of the operations.

SECONDARY MARKETING TRADING LOSS On August 31, 1999, the Company disclosed that it had discovered unauthorized mortgage loan trading activity by an employee of its mortgage banking subsidiary resulting in a pretax trading loss of $18.2 million ($11.8 million, or $.25 per diluted share, on an after-tax basis). It is normal practice for the Company’s mortgage banking subsidiary to sell loans into the market that approximately match loan commitments to the Company’s homebuyers. This practice is intended to hedge exposure to changes in interest rates that may occur until loans are sold to secondary market investors in the ordinary course of its business. The loss was the result of a single employee engaging in unauthorized mortgage loan trading largely unrelated to mortgage originations. The employee who conducted the unauthorized trading was terminated.

INCOME TAXES

The Company recorded income tax expense of $110.3 million in 2001, $87.7 million in 2000 and $79.4 million in 1999. These amounts represented effective income tax rates of approximately 34.0% in both 2001 and 2000 (excluding the one-time gain on the issuance of French subsidiary stock in 2000) and 35.0% in 1999. The effective tax rate declined by 1.0 percentage point in 2000 as a result of greater utilization of tax credits. Pretax income for financial reporting purposes and taxable income for income tax purposes historically have differed primarily due to the impact of state income taxes, foreign tax rate differences, intercompany dividends and the use of tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. Operating, investing and financing activities provided net cash of $248.3 million in 2001 and $4.7 million in 2000.

Operating activities provided $45.9 million in 2001 and $52.9 million in 2000. The Company’s sources of operating cash in 2001 included earnings of $214.2 million, an increase in accounts payable, accrued expenses and other liabilities of $295.9 million, other operating sources of $21.3 million and various noncash items deducted from net income. The increase in accounts payable, accrued expenses and other liabilities primarily reflected increased production activity at the end of the year as the Company’s payment terms were essentially unchanged from the previous year. The cash provided was partially offset by an increase in receivables of $372.9 million and investments in inventories of $137.1 million (excluding the effect of acquisitions and $54.6 million of inventories acquired through seller financing).

In 2000, the sources of operating cash included earnings of $210.0 million and various noncash items deducted from net income. The cash provided was partially offset by an investment of $96.1 million in inventories (excluding the effect of acquisitions and $25.1 million of inventories acquired through seller financing), a decrease of $55.0 million in accounts payable, accrued expenses and other liabilities, an increase of $53.9 million in receivables and a gain of $39.6 million on the issuance of French subsidiary stock.

Cash used by investing activities totaled $48.3 million in 2001 and $24.9 million in 2000. In 2001, $53.7 million, net of cash acquired, was used for two acquisitions and $12.2 million was used for net purchases of property and equipment. Partially offsetting these uses were proceeds of $7.9 million received from mortgage-backed securities, which were principally used to pay down collateralized mortgage obligations for which the mortgage-backed securities had served as collateral, distributions of $5.4 million relating to investments in unconsolidated joint ventures and net sales of $4.3 million of mortgages held for long-term investment.

In 2000, cash used by investing activities included $24.3 million, net of cash acquired, used for acquisitions, $18.5 million used for net purchases of property and equipment and $2.6 million used for originations of mortgages held for long-term investment. Partially offsetting these uses were distributions of $13.9 million related to investments in unconsolidated joint ventures and proceeds of $6.6 million received from mortgage-backed securities.

Financing activities in 2001 provided $250.6 million of cash compared to $23.3 million used in 2000. In 2001, sources of financing cash included $247.5 million from the issuance of 9-1/2% senior subordinated notes, $37.9 million from the issuance of common stock under employee stock plans and $5.1 million from net proceeds on borrowings. Partially offsetting the cash provided were payments to minority interests of $21.1 million, cash dividend payments of $11.2 million and payments on collateralized mortgage obligations of $7.6 million. Pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission on December 5, 1997 (the “1997 Shelf Registration”), the Company issued the $250.0 million 9-1/2% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due February 15, 2011 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole, or in part, at 104.750% of their principal amount beginning February 15, 2006, and thereafter at prices declining annually to 100% on and after February 15, 2009. The Company’s financial leverage, as measured by the ratio of debt to total capital was 49.9% at the end of 2001 compared to 53.9% at the end of 2000. The Company seeks to maintain its ratio of debt to total capital within a targeted range of 45% to 55%.

Financing activities in 2000 used $169.2 million for the repurchase of common stock (excluding $78.0 million of common stock repurchased through the issuance of promissory notes), $20.1 million for payments to minority interests, $11.5 million for cash dividend payments and $6.3 million for payments on collateralized mortgage obligations. Partially offsetting these uses were $113.1 million of proceeds from the issuance of French subsidiary stock, $59.1 million of net proceeds from borrowings and $11.6 million from the issuance of common stock under employee stock plans.

On July 19, 2001, the Company acquired Trademark Home Builders, Inc. (“Trademark”), a builder of single-family homes in Jacksonville, Florida. The acquisition marked the Company’s entry into Florida. Trademark was acquired for approximately $30.1 million, including the assumption of approximately $16.3 million in debt, and was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was $9.2 million and was allocated to goodwill and assigned to the Company’s construction segment.

On September 26, 2001, KBSA completed the acquisition of Residences Bernard Teillaud (“RBT”), a France-based builder of condominiums. As a result of the acquisition, KBSA anticipates having a leading market position in the Rhone-Alps region of France. RBT was acquired for approximately $28.7 million and was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was $10.2 million and was allocated to goodwill and assigned to the Company’s construction segment.

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), the goodwill amounts recorded in connection with the acquisitions of Trademark and RBT will not be amortized but will be reviewed for impairment on an annual basis. The results of Trademark and RBT were included in the Company’s consolidated financial statements as of their respective acquisition dates.

During the year ended November 30, 2000, the Company’s French subsidiary, KBSA, completed the acquisitions of four homebuilders in France. These companies were acquired for an aggregate purchase price of $33.5 million and were accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was $24.7 million and was allocated to goodwill. Through November 30, 2001, the Company amortized the goodwill on a straight-line basis over a period of ten years. However, in accordance with SFAS No. 142, which the Company adopted as of December 1, 2001, in future periods the goodwill will no longer be amortized but will be reviewed for impairment on an annual basis.

In 2000, common stock repurchases made under the Company’s share repurchase program totaled $247.0 million. The Company’s share repurchase program was established in August 1999. The Company repurchased approximately 10.7 million shares in 2000, thereby completing the purchase of all the 14.5 million shares of common stock previously authorized for repurchase by the Company’s Board of Directors. Included in the shares repurchased during 2000 were 4.0 million shares which had been issued as partial consideration for the January 1999 acquisition of Lewis Homes and were repurchased in a private transaction from the Lewis Homes sellers in September 2000.

On September 21, 2000, in connection with the repurchase of 4.0 million shares from the Lewis holders, the Company issued promissory notes (the “Shareholder Notes”) with an aggregate principal amount of $78.0 million to the Lewis holders. Interest on the Shareholder Notes accrued monthly at a rate of 6-3/5%. The Company paid off the Shareholder Notes during the year ended November 30, 2001, prior to their scheduled maturity date of December 6, 2001.

On October 4, 2001, the Company’s Board of Directors approved a new stock repurchase authorization of up to 4.0 million additional shares of the Company’s common stock. The authorization positions management to opportunistically purchase common shares from time to time on the open market or in privately negotiated transactions. No shares had been repurchased under this authorization as of November 30, 2001.

In connection with its share repurchase program, on August 27, 1999, the Company established a grantor stock ownership trust (the “Trust”) into which certain shares repurchased in 2000 and 1999 were transferred. The Trust, administered by an independent trustee, acquires, holds and distributes the shares of common stock for the purpose of funding certain employee compensation and employee benefit obligations of the Company under its existing stock option, 401(k) and other employee benefit plans. The existence of the Trust has no impact on the amount of benefits or compensation that is paid under these plans.

For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’equity in the consolidated balance sheet. The difference between the Trust share value and the fair market value on the date shares are released from the Trust, for the benefit of employees, is included in additional paid-in capital. Common stock held in the Trust is not considered outstanding in the computation of earnings per share. The Trust held 8.1 million and 8.8 million shares of common stock at November 30, 2001 and 2000, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

External sources of financing for the Company’s construction activities include its domestic unsecured credit facility, other domestic and foreign bank lines, third-party secured financings, and the public debt and equity markets. Substantial unused lines of credit remain available for the Company’s future use, if required, principally through its domestic unsecured revolving credit facility. On October 6, 2000, the Company entered into an unsecured credit agreement (the “Unsecured Credit Facility”) consisting of a four-year committed revolving credit facility and a five-year term loan, which together replaced its previously existing revolving credit facility and term loan agreement. The Unsecured Credit Facility totaled $732.0 million at November 30, 2001 and was comprised of a $564.1 million four-year committed revolving credit facility and a $167.9 million five-year term loan. The Unsecured Credit Facility has the capacity to be expanded up to an aggregate total of $900.0 million if additional bank lending commitments are obtained. Interest on the Unsecured Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The Company had $536.3 million available for its future use under the Unsecured Credit Facility at November 30, 2001. In addition, the Company’s French subsidiaries have lines of credit with various banks which totaled $321.7 million at November 30, 2001 and have various committed expiration dates through November 2006. Under these unsecured financing agreements, $184.0 million was available to the Company’s French subsidiaries at November 30, 2001.

Depending upon available terms and its negotiating leverage related to specific market conditions, the Company also finances certain land acquisitions with purchase-money financing from land sellers and other third parties. At November 30, 2001, the Company had outstanding seller-financed notes payable of $58.6 million secured primarily by the underlying property which had a carrying value of $172.2 million.

The Company’s primary contractual financing obligations at November 30, 2001 were comprised of senior and senior subordinated notes, term loan borrowings, shareholder notes, mortgages, land contracts and other loans with principal payments due as follows: 2002: $40.9 million; 2003: $186.8 million; 2004: $180.6 million; 2005: $168.0 million; 2006: $124.6 million and thereafter: $250.0 million.

On October 15, 2001 the Company filed a universal shelf registration statement (as subsequently amended, the “2001 Shelf Registration”) with the Securities and Exchange Commission for up to $750.0 million of the Company’s debt and equity securities, which amount ultimately included $50.0 million in unused capacity under the Company’s previously existing 1997 Shelf Registration after giving effect to the issuance of $200.0 million of 8-5/8% senior subordinated notes in December 2001. The 2001 Shelf Registration was declared effective on January 28, 2002 and provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, stock purchase contracts, stock purchase units and/or warrants to purchase such securities. As of February 15, 2002 no securities had been issued under the 2001 Shelf Registration and $750.0 million of capacity remained available.

On July 7, 1998, the Company, together with a KBHC Trust that was wholly owned by the Company, issued an aggregate of (i) 19.0 million Feline Prides securities, and (ii) 1.0 million KBHC Trust capital securities, with a $10 stated liquidation amount. The Feline Prides consisted of (i) 18.0 million Income Prides with the stated amount per Income Prides of $10, which were units comprised of a capital security and a stock purchase contract under which the holders were to purchase common stock from the Company not later than August 16, 2001 and the Company was to pay to the holders certain unsecured contract adjustment payments, and (ii) 1.0 million Growth Prides with a face amount per Growth Prides equal to the $10 stated amount, which were units consisting of a 1/100th beneficial interest in a zero-coupon U.S. Treasury security and a stock purchase contract under which the holders were to purchase common stock from the Company not later than August 16, 2001 and the Company was to pay to the holders certain unsecured contract adjustment payments.

The KBHC Trust utilized the proceeds from the issuance of the Feline Prides and capital securities to purchase an equivalent principal amount of the Company’s 8% debentures due August 16, 2003 (the “8% Debentures”). The 8% Debentures were the sole asset of the KBHC Trust. On August 16, 2001, all of the Company’s Feline Prides mandatorily converted into approximately 6.0 million shares of the Company’s common stock. In connection with the conversion, all of the 8% Debentures held by the KBHC Trust were retired and the KBHC Trust was subsequently dissolved.

The Company uses its capital resources primarily for land purchases, land development and housing construction. The Company typically manages its investments in land by purchasing property under options and other types of conditional contracts whenever possible, and similarly controls its investment in housing inventories by strongly emphasizing the pre-sale of homes over speculative construction and carefully managing the timing of the production process. The Company’s backlog ratio (beginning backlog as a percentage of unit deliveries in the succeeding quarter) was approximately 174.0% for the fourth quarter of 2001 and was essentially flat when compared to the ratio for the fourth quarter of 2000. The Company’s inventories have become significantly more geographically diverse in the last decade, primarily as a result of the Company’s extensive domestic expansion outside of the West Coast region. As of November 30, 2001, 24.3% of the lots owned or controlled by the Company were located in the West Coast region, with 23.5% in the Southwest region, 43.7% in the Central region and 8.5% in France. The Company continues to concentrate its housing operations in desirable areas within targeted growth markets, principally oriented toward entry-level and first-time move up purchasers.

The principal sources of liquidity for the Company’s mortgage banking operations are internally generated funds from the sales of mortgages and related servicing rights. Mortgages originated by the mortgage banking operations are generally sold in the secondary market within 60 days of origination. External sources of financing for these operations include a $300.0 million revolving mortgage warehouse agreement (the “Mortgage Warehouse Facility”) and a $200.0 million Master Loan and Security Agreement. The Master Loan and Security Agreement was renewed on May 24, 2001 with an investment bank. The agreement, which expires on May 25, 2002, provides for a facility fee based on the maximum credit amount available and provides for interest to be paid monthly at the Eurodollar Rate plus an applicable spread on amounts borrowed. During the fourth quarter of 2001, the Company’s mortgage banking subsidiary negotiated a temporary increase in the maximum credit amount available under the Master Loan and Security Agreement to $325.0 million through December 31, 2001. The temporary increase was necessary to meet the Company’s increased volume of mortgage loan originations. The Mortgage Warehouse Facility, which expires on February 18, 2003, provides for an annual fee based on the committed balance of the facility and provides for interest at either the London Interbank Offered Rate or the Federal Funds Rate plus an applicable spread on amounts borrowed. The amounts outstanding under the Mortgage Warehouse Facility and the Master Loan and Security Agreement are secured by a borrowing base, which includes certain mortgage loans held under commitments of sale, and are repayable from sales proceeds. There are no compensating balance requirements under either facility. Both facilities include financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income. Due to the increased volume of mortgage loan originations in the fourth quarter of 2001, a substantial portion of the borrowing capacity available to the mortgage banking operations was utilized at November 30, 2001. At November 30, 2001, the Company’s mortgage banking operations had $19.1 million available under its $300.0 million Mortgage Warehouse Facility and $10.8 million available under its Master Loan and Security Agreement, which had been temporarily increased to $325.0 million. The maximum credit amount available under the Master Loan and Security Agreement was reduced to the original amount of $200.0 million subsequent to December 31, 2001 and all terms of the original agreement remain as they were prior to the temporary increase. The Company believes its sources of financing are adequate to fund its mortgage banking operations.

Debt service on the Company’s collateralized mortgage obligations is funded by receipts from mortgage-backed securities. Such funds are expected to be adequate to meet future debt-payment schedules for the collateralized mortgage obligations and therefore these securities have virtually no impact on the capital resources and liquidity of the mortgage banking operations.

The Company continues to benefit in all of its operations from the strength of its capital position, which has allowed it to maintain overall profitability during troubled economic times, finance domestic and international expansion, re-engineer product lines and diversify into new markets. Secure access to capital at competitive rates, among other reasons, should enable the Company to continue to grow and expand. As a result of its geographic diversification, the disciplines of its KBnxt operational business model and its strong capital position, the Company believes it has adequate resources and sufficient credit facilities to satisfy its current and reasonably anticipated future requirements for funds needed to acquire capital assets and land, construct homes, fund its mortgage banking operations, and meet other needs of its business, both on a short and long-term basis.

CONVERSION TO THE EURO CURRENCY

On January 1, 1999, certain member countries of the European Union (the “EU”) established fixed conversion rates between their existing currencies and the EU’s common currency (the “euro”). The Company conducts substantial business in France, an EU member country. During the established transition period for the introduction of the euro, which extends to June 30, 2002, the Company will address the issues involved with the adoption of the new currency. The most important issues associated with the conversion, including: the conversion of information technology systems; the reassessment of currency risk; the negotiation and amendment of contracts; and the processing of tax and accounting records, have been addressed by the Company and resulted in no material impact on the Company’s financial results.

Based upon its progress to date, the Company believes that use of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. Accordingly, conversion to the euro is not expected to have a material effect on the Company’s financial condition or results of operations.

SUBSEQUENT EVENT

On December 14, 2001, pursuant to the 1997 Shelf Registration, the Company issued $200.0 million of 8-5/8% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due December 15, 2008, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. Before December 15, 2004, the Company may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of one or more public or private equity offerings at a redemption price of 108.625% of their principal amount, together with accrued and unpaid interest. The notes are not otherwise redeemable at the option of the Company. The Company used $175.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding 9-3/8% senior subordinated notes due 2003. The remaining net proceeds were used for general corporate purposes.

CRITICAL ACCOUNTING POLICIES

As discussed in Note 1 to the Company’s consolidated financial statements, housing and other real estate sales are recognized when title passes to the buyer and certain other conditions are met. As a result, the Company’s revenue recognition process does not involve significant judgments or estimations. Nonetheless, the Company does rely on certain estimates to determine the related construction and land costs and resulting gross margins associated with revenues recognized. The Company’s construction and land costs are comprised of direct and allocated costs, including estimated costs for future warranties and amenities. Land, land improvements and other common costs are allocated on a relative fair value basis to units within a parcel or subdivision. Land and land development costs generally include related interest and property taxes incurred until development is substantially completed or deliveries have begun within a subdivision.

In determining a portion of the construction and land costs for each period, the Company relies on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, increases in costs which have not yet been committed, or unforeseen issues encountered during construction that fall outside the scope of contracts obtained. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of construction and land costs and construction gross margins in a specific reporting period. To reduce the potential for such distortion, the Company has set forth procedures that collectively comprise a critical accounting policy. These procedures, which have been applied by the Company on a consistent basis, include assessing and revising project budgets on a monthly basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most recent information available to estimate construction and land costs to be charged to expense. The variances between budget and actual amounts identified by the Company have historically not had a material impact on its consolidated results of operations. Management believes that the Company’s policies provide for reasonably dependable estimates to be used in the calculation and reporting of construction and land costs.

As disclosed in the consolidated financial statements, the Company had goodwill in the amount of $190.8 million at November 30, 2001. In connection with the adoption of SFAS No. 142, the Company performed an impairment test of goodwill as of December 1, 2001 which resulted in no impairment being identified. However, the process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s conclusion regarding goodwill impairment could change and result in a material effect on its financial position or results of operations.

As discussed in Note 10 to the consolidated financial statements, the Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s best estimate of its probable liability in these matters may change.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS No. 141”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations with a closing date after June 30, 2001. The Company’s adoption of SFAS No. 141 did not have a material effect on its operating results or financial condition in 2001.

Also in June 2001, the FASB issued SFAS No. 142. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than amortized as previous standards required. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, although early application is permitted for entities, like the Company, with fiscal years beginning after March 15, 2001.

The Company adopted SFAS No. 142 on December 1, 2001, earlier than required. Application of the nonamortization provisions of SFAS No. 142 by the Company will result in the elimination of amortization expense of approximately $28.0 million in 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The impairment test of goodwill performed by the Company as of December 1, 2001 indicated no impairment.

OUTLOOK

The Company’s residential backlog at November 30, 2001 reached 11,127 units, the highest year-end backlog level in its history, and represented aggregate future revenues of $1.89 billion, also a year-end record. The Company’s backlog in terms of units and value at November 30, 2001 increased 5.4% and 4.8%, respectively, compared to 10,559 units in residential backlog, representing aggregate future revenues of $1.80 billion, at year-end 2000. Company-wide net orders of 5,336 units for the quarter ending November 30, 2001 were essentially even with the 5,312 net orders reported in the corresponding quarter of 2000. The Company experienced significant volatility in its net orders during the fourth quarter of 2001 following the September 11th terrorist attacks, with year-over-year September domestic net orders down 20.5%. However, net orders regained strength later in the fourth quarter, with year-over-year comparisons for the second and third months of the quarter showing sequential improvement and the month of November 2001 showing improvement over November 2000.

Despite the impact of the September 11th tragedy on fourth quarter net orders, the Company’s domestic residential backlog at November 30, 2001 increased 4.2% to $1.60 billion, from $1.53 billion at year-end 2000. The growth in domestic backlog at year-end 2001 reflects increases in backlog in the Southwest and Central regions, partially offset by a decrease in the West Coast region. On a unit basis, domestic backlog stood at 9,115 units at year-end 2001, up 4.3% from 8,742 units at year-end 2000. The West Coast region backlog value totaled $474.6 million on 1,643 units at November 30, 2001, down from $643.6 million on 2,421 units at November 30, 2000. West Coast region net orders decreased 18.8% in the fourth quarter of 2001, to 973 units, from 1,198 units in the fourth quarter of 2000. This decrease was mainly due to year-over-year decreases in net orders for the months of September and October in the wake of the terrorist attacks. In the Southwest region, backlog value increased to $420.3 million on 2,551 units at November 30, 2001 from $345.6 million on 2,311 units at November 30, 2000. This improvement occurred without any increase in the region’s average number of active communities. In the Southwest region, fourth quarter net orders decreased 13.5% to 1,156 units in 2001 from 1,337 units in 2000, partly due to a decline in net-order activity following the events of September 11th. In the Central region, backlog value rose to $700.3 million on 4,921 units at November 30, 2001 from $541.3 million on 4,010 units at November 30, 2000. Fourth quarter net orders in the Central Region increased 5.7% to 2,051 units in 2001 from 1,941 units in the year-earlier period, despite a temporary decline in net order activity and an increase in cancellations following the terrorist attacks.

In France, residential backlog at November 30, 2001 totaled $294.9 million on 2,012 units, up 8.1% and 10.7%, respectively, from $272.9 million on 1,817 units at year-end 2000. French net orders increased 38.3% to 1,156 units in the fourth quarter of 2001 from 836 units in the year-earlier period. The value of the backlog associated with French commercial development activities totaled approximately $41.6 million at November 30, 2001 compared to $88.6 million at year-end 2000.

Substantially all homes included in the year-end 2001 backlog are expected to be delivered during 2002. However, cancellation rates could increase, particularly if market conditions deteriorate, international hostilities flare up, further terrorist attacks occur or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

Although the negative impact of the September 11th tragedy on net orders appeared generally to dissipate with the passage of time, the Company continued to experience volatility in its net orders during the first two months of fiscal 2002 with net orders down 4.6% from the comparable period of 2001. Domestic net orders during the two-month period decreased 6.3%, reflecting decreases of 26.6% and 9.3% in the Southwest and Central regions, respectively, partially offset by an increase of 35.5% in the West Coast region. In France, net orders for the first two months of fiscal 2002 increased 11.2% compared to the same period in 2001. Full-year Company-wide net order results could be further affected by global or regional market uncertainties, including acts of terrorism or other disruptions, mortgage interest rate volatility in France or the U.S., declines in consumer confidence in either country and/or other factors.

With the heightened uncertainty surrounding the overall economy due to the general recessionary trends and the September 11th tragedy, the Company has, for the time being, taken a more conservative posture with regard to cash expenditures, including renegotiating or extending option periods on land purchases and terminating certain discretionary expenditures, among other things. The Company believes that having increased cash available will enhance its ability to navigate in a challenging operating environment and better position it to pursue opportunities to reduce debt, repurchase stock and acquire land and/or businesses in the future.

Although the Company has conservatized its cash expenditures in the wake of the acts of terrorism and the U.S. military response to terrorism, the Company intends to increase overall unit deliveries in future years through the well-developed, long-term growth strategies it has in place. These strategies include the expansion of existing operations to achieve optimal market volume levels and the possible entry into new geographic markets through de novo entry, acquisitions or a combination of the two approaches. Growth in the Company’s existing markets will also be driven by the Company’s ability to increase the average number of active communities in those markets, with this expansion balanced against changes in the U.S. political and economic environment.

While adhering to the disciplines of its longstanding KBnxt operational business model, the Company has leveraged the model with additional complementary initiatives, including strategies to establish and deepen its leading market positions and to identify new acquisition opportunities. The Company believes its capital structure and operational disciplines will allow it to deliver consistent results even during more challenging economic conditions. The Company has successfully diversified its operations in recent years while at the same time maintaining a selective approach to land investments. The Company’s strategies are intended to reduce financial risk and limit the Company’s exposure and sensitivity to swings in economic conditions.

The Company currently expects to deliver between 24,500 and 25,000 homes in 2002 and, based upon such projected deliveries, expects to achieve its fifth consecutive year of record earnings in fiscal 2002. However, these goals could be materially affected by various risk factors, such as the continued impact of terrorist activities and U.S. response, accelerating recessionary trends and other adverse changes in economic conditions either nationally, in the U.S. or France, or in the localized regions in which the Company operates; continued diminution in domestic job growth or employment levels; a continued downturn in the economy’s pace; continued uncertainties associated with California’s electricity supply problems; changes in home mortgage interest rates or consumer confidence, among other things. Although the Company expects its 2002 unit deliveries to remain essentially even with 2001 levels, it anticipates solid earnings growth in 2002. The Company believes this projected earnings growth will come from a higher housing gross margin, a decrease in its selling, general and administrative expense ratio, the elimination of distributions on the Feline Prides and an overall reduction in its effective tax rate. The Company currently believes that it is well-positioned to meet its financial goals for 2002 due to the performance it achieved in 2001, its excellent cash and borrowing capacity positions, the backlog of homes in place at the beginning of fiscal year 2002 and its plans to continue to adhere to the disciplines of its KBnxt operational business model.

IMPACT OF INFLATION

The Company’s business is significantly affected by general economic conditions, particularly by inflation and its generally associated adverse effect on interest rates. Although inflation rates have been low in recent years, rising inflation would likely affect the Company’s revenues and earning power by reducing demand for homes as a result of correspondingly higher interest rates. In periods of high inflation, the rising costs of land, construction, labor, interest and administrative expenses have often been recoverable through increased selling prices, although this has not always been possible because of high mortgage interest rates and competitive factors in the marketplace. In recent years, inflation has had no significant adverse impact on the Company, as average annual cost increases have not exceeded the average rate of inflation.

* * * * * * *

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the continued impact of the terrorist activities and U.S. response, accelerating recessionary trends and other adverse changes in general economic conditions, material prices, labor costs, interest rates, the secondary market for loans, consumer confidence, competition, currency exchange rates insofar as they affect the Company’s operations in France, environmental factors, government regulations affecting the Company’s operations, the availability and cost of land in desirable areas, unanticipated violations of Company policy, unanticipated legal proceedings, and conditions in the capital, credit and homebuilding markets.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED NOVEMBER 30,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS	2001	2000	1999

TOTAL REVENUES	$4,574,184	$3,930,858	$3,836,295

CONSTRUCTION:
Revenues	$4,501,715	$3,870,488	$3,772,121
Construction and land costs	(3,612,936)	(3,123,869)	(3,051,698)
Selling, general and administrative expenses	(536,463)	(458,010)	(461,316)

Operating income	352,316	288,609	259,107
Interest income	3,559	5,782	7,806
Interest expense, net of amounts capitalized	(41,072)	(31,479)	(28,340)
Minority interests	(27,932)	(31,640)	(29,392)
Equity in pretax income of unconsolidated joint ventures	3,875	2,926	224
Gain on issuance of French subsidiary stock		39,630

Construction pretax income	290,746	273,828	209,405

MORTGAGE BANKING:
Revenues:
Interest income	21,935	21,130	19,186
Other	50,534	39,240	44,988

	72,469	60,370	64,174
Expenses:
Interest	(18,436)	(19,374)	(16,941)
General and administrative	(20,262)	(17,164)	(11,614)
Secondary marketing trading loss			(18,155)

Mortgage banking pretax income	33,771	23,832	17,464

Total pretax income	324,517	297,660	226,869
Income taxes	(110,300)	(87,700)	(79,400)

NET INCOME	$214,217	$209,960	$147,469

BASIC EARNINGS PER SHARE	$5.72	$5.39	$3.16

DILUTED EARNINGS PER SHARE	$5.50	$5.24	$3.08

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

YEARS ENDED NOVEMBER 30,
IN THOUSANDS, EXCEPT SHARES	2001	2000

ASSETS
CONSTRUCTION:
Cash and cash equivalents	$266,195	$21,385
Trade and other receivables	423,057	294,760
Mortgages and notes receivable	13,986	11,821
Inventories	1,884,761	1,657,401
Investments in unconsolidated joint ventures	8,844	10,407
Deferred income taxes	118,584	73,842
Goodwill	190,785	202,177
Other assets	77,310	89,975

	2,983,522	2,361,768

MORTGAGE BANKING:
Cash and cash equivalents	15,138	11,696
Receivables:
First mortgages and mortgage-backed securities	30,912	43,137
First mortgages held under commitments of sale and other receivables	655,491	403,165
Other assets	7,803	9,155

	709,344	467,153

TOTAL ASSETS	$3,692,866	$2,828,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
CONSTRUCTION:
Accounts payable	$446,279	$311,537
Accrued expenses and other liabilities	351,144	201,672
Mortgages and notes payable	1,088,615	987,980

	1,886,038	1,501,189

MORTGAGE BANKING:
Accounts payable and accrued expenses	33,289	11,135
Notes payable	595,035	385,294
Collateralized mortgage obligations secured by mortgage-backed securities	22,359	29,928

	650,683	426,357

MINORITY INTERESTS:
Consolidated subsidiaries and joint ventures	63,664	56,866
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company		189,750

	63,664	246,616

STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value; authorized, 10,000,000 shares: none outstanding Common stock — $1.00 par value; authorized, 100,000,000 shares; 51,825,270 and 44,397,243 shares outstanding at November 30, 2001 and 2000, respectively	51,825	44,397
Paid-in capital	458,089	240,761
Retained earnings	801,408	598,374
Accumulated other comprehensive income	(3,084)	(9,564)
Deferred compensation	(10,444)
Grantor stock ownership trust, at cost: 8,142,831 shares and 8,782,252 shares at November 30, 2001 and 2000, respectively	(176,976)	(190,872)
Treasury stock, at cost: 1,448,100 shares at November 30, 2001 and 2000	(28,337)	(28,337)

TOTAL STOCKHOLDERS’ EQUITY	1,092,481	654,759

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,692,866	$2,828,921

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED NOVEMBER 30,
2001, 2000 AND 1999	NUMBER OF SHARES

		GRANTOR
		STOCK
	COMMON	OWNERSHIP	TREASURY	COMMON	PAID-IN	RETAINED
IN THOUSANDS	STOCK	TRUST	STOCK	STOCK	CAPITAL	EARNINGS

Balance at November 30, 1998	39,992			$39,992	$193,520	$243,356

Comprehensive income:
Net income						147,469
Foreign currency translation adjustments
Total comprehensive income
Dividends on common stock						(14,199)
Exercise of employee stock options	212			212	3,686
Issuance of common stock related to an acquisition	7,887			7,887	138,118
Grantor stock ownership trust		(3,750)

Balance at November 30, 1999	48,091	(3,750)		48,091	335,324	376,626

Comprehensive income:
Net income						209,960
Foreign currency translation adjustments
Total comprehensive income
Dividends on common stock						(11,465)
Exercise of employee stock options	306			306	5,445
Common stock purchased and retired	(4,000)			(4,000)	(100,000)
Grantor stock ownership trust		(5,032)			(8)
Treasury stock			(1,448)
Issuance of French subsidiary stock						23,253

Balance at November 30, 2000	44,397	(8,782)	(1,448)	44,397	240,761	598,374

Comprehensive income:
Net income						214,217
Foreign currency translation adjustments
Net unrealized gain on hedges
Total comprehensive income
Dividends on common stock						(11,183)
Exercise of employee stock options	1,451			1,451	27,365
Feline Prides conversion	5,977			5,977	183,773
Employee deferred stock compensation
Grantor stock ownership trust		639			6,190

Balance at November 30, 2001	51,825	(8,143)	(1,448)	$51,825	$458,089	$801,408

[Additional columns below]

[Continued from above table, first column(s) repeated]

YEARS ENDED NOVEMBER 30,
2001, 2000 AND 1999

	ACCUMULATED		GRANTOR
	OTHER		STOCK		TOTAL
	COMPREHENSIVE	DEFERRED	OWNERSHIP	TREASURY	STOCKHOLDERS'
IN THOUSANDS	INCOME	COMPENSATION	TRUST	STOCK	EQUITY

Balance at November 30, 1998	$(2,357)				$474,511

Comprehensive income:
Net income					147,469
Foreign currency translation adjustments	773				773

Total comprehensive income					148,242
Dividends on common stock					(14,199)
Exercise of employee stock options					3,898
Issuance of common stock related to an acquisition					146,005
Grantor stock ownership trust			$(81,874)		(81,874)

Balance at November 30, 1999	(1,584)		(81,874)		676,583

Comprehensive income:
Net income					209,960
Foreign currency translation adjustments	(7,980)				(7,980)

Total comprehensive income					201,980
Dividends on common stock					(11,465)
Exercise of employee stock options					5,751
Common stock purchased and retired					(104,000)
Grantor stock ownership trust			(108,998)		(109,006)
Treasury stock				$(28,337)	(28,337)
Issuance of French subsidiary stock					23,253

Balance at November 30, 2000	(9,564)		(190,872)	(28,337)	654,759

Comprehensive income:
Net income					214,217
Foreign currency translation adjustments	2,594				2,594
Net unrealized gain on hedges	3,886				3,886

Total comprehensive income					220,697
Dividends on common stock					(11,183)
Exercise of employee stock options					28,816
Feline Prides conversion					189,750
Employee deferred stock compensation		$(10,444)			(10,444)
Grantor stock ownership trust			13,896		20,086

Balance at November 30, 2001	$(3,084)	$(10,444)	$(176,976)	$(28,337)	$1,092,481

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED NOVEMBER 30,

IN THOUSANDS	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$214,217	$209,960	$147,469
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in pretax income of unconsolidated joint ventures	(3,875)	(2,926)	(224)
Minority interests	27,932	31,640	29,392
Gain on issuance of French subsidiary stock		(39,630)
Amortization of discounts and issuance costs	1,284	1,012	1,501
Depreciation and amortization	43,858	41,298	38,251
Provision for deferred income taxes	(44,742)	25,677	(25,913)
Change in assets and liabilities, net of effects from acquisitions:
Receivables	(372,852)	(53,935)	(184,116)
Inventories	(137,103)	(96,078)	(38,761)
Accounts payable, accrued expenses and other liabilities	295,856	(54,970)	130,257
Other, net	21,345	(9,140)	5,014

Net cash provided by operating activities	45,920	52,908	102,870

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(53,724)	(24,292)	(11,646)
Investments in unconsolidated joint ventures	5,438	13,885	(15,022)
Net sales (originations) of mortgages held for long-term investment	4,270	(2,645)	(2,756)
Payments received on first mortgages and mortgage-backed securities	7,955	6,615	14,629
Purchases of property and equipment, net	(12,189)	(18,500)	(19,160)

Net cash used by investing activities	(48,250)	(24,937)	(33,955)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from credit agreements and other short-term borrowings	31,336	84,984	119,425
Proceeds from issuance of senior subordinated notes	247,500
Issuance of French subsidiary stock		113,118
Payments on collateralized mortgage obligations	(7,569)	(6,312)	(14,098)
Payments on mortgages, land contracts and other loans	(26,277)	(25,857)	(73,329)
Issuance of common stock under employee stock plans	37,909	11,636	3,897
Payments to minority interests	(21,134)	(20,133)	(43,723)
Payments of cash dividends	(11,183)	(11,465)	(14,199)
Repurchases of common stock		(169,228)	(81,874)

Net cash provided (used) by financing activities	250,582	(23,257)	(103,901)

Net increase (decrease) in cash and cash equivalents	248,252	4,714	(34,986)
Cash and cash equivalents at beginning of year	33,081	28,367	63,353

Cash and cash equivalents at end of year	$281,333	$33,081	$28,367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$54,128	$50,042	$43,014
Income taxes paid	61,033	40,818	64,554

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Cost of inventories acquired through seller financing	$54,550	$25,054	$43,529
Conversion of Feline Prides	189,750
Issuance of promissory notes to repurchase common stock		78,000
Issuance of common stock related to an acquisition			146,005
Debt assumed related to an acquisition			303,239

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS KB Home (the “Company”) is a regional builder of single-family homes with operations in the United States and France. Domestically, the Company operates in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. In France, the Company operates through a majority-owned subsidiary which also develops commercial and high-density residential projects, such as condominium complexes. Through its mortgage banking subsidiary, KB Home Mortgage, the Company provides mortgage banking services to its domestic homebuyers.

BASIS OF PRESENTATION The consolidated financial statements include the accounts of the Company and all significant subsidiaries and joint ventures in which a controlling interest is held. All intercompany transactions have been eliminated. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for using the equity method.

USE OF ESTIMATES The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS The Company considers all highly liquid debt instruments and other short-term investments purchased with a maturity of three months or less to be cash equivalents. As of November 30, 2001 and 2000, the Company’s cash equivalents totaled $291,713,000 and $1,830,000, respectively.

FOREIGN CURRENCY TRANSLATION Results of operations for French entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded in stockholders’equity as foreign currency translation adjustments.

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

Land to be developed and projects under development are stated at cost unless the carrying amount of the parcel or subdivision is determined not to be recoverable, in which case the impaired inventories are written down to fair value. Write-downs of impaired inventories are recorded as adjustments to the cost basis of the inventory. The Company’s inventories typically do not consist of completed projects.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), as amended, which addresses the accounting for and disclosure of derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

In the normal course of business, the Company uses financial instruments to meet the financing needs of its customers and reduce its exposure to fluctuations in interest rates. The Company’s risk management program involves the use of mortgage forward delivery contracts and non-mandatory commitments to mitigate its exposure to movements in interest rates on interest rate lock agreements and mortgage loans held for sale. The Company forecasts the amount and timing of its future loan sales and uses mortgage forward delivery contracts and non-mandatory commitments to hedge the variability of the cash flows associated with the Company’s future loan sales. The mortgage forward delivery contracts and non-mandatory commitments are designated as cash flow hedges and changes in the value of these instruments are recognized in other comprehensive income until such time that earnings are affected by the underlying hedged item. At the inception of a hedge, the Company formally documents the relationship between the mortgage forward delivery contracts or non-mandatory commitments and the forecasted loan sales as well as the risk management objective and strategy for undertaking the hedge transactions. Mortgage forward delivery contracts are obtained through the U.S. public markets and non-mandatory commitments are entered into with major financial institutions in order to minimize counterparty credit risk.

In its mortgage loan origination process, the Company also uses interest rate lock agreements which represent commitments to originate loans to customers at market rates on the date such agreements are established, typically three months or less before settlement. These interest rate lock agreements generally have no value on the date of origination, however, may gain or lose value due to subsequent changes in mortgage interest rates. All of the Company’s interest rate lock agreements are classified as held for sale upon funding of the underlying loans. In accordance with SFAS No. 133, the Company classifies and accounts for its interest rate lock agreements as non-designated derivative instruments and records these agreements at fair value with changes in value recorded to current earnings.

In connection with the adoption of SFAS No. 133, at December 1, 2000, the Company recognized a pretax cumulative effect transition adjustment which reduced other comprehensive income by $2,400,000. This amount represented the cumulative net adjustments at December 1, 2000 of mortgage forward delivery contracts and non-mandatory commitments. Pursuant to the requirements of SFAS No. 133, cumulative losses in other comprehensive income of $2,400,000 were recognized in earnings during the year ended November 30, 2001, concurrent with the settlement of the related forecasted loan sales. Cumulative gains related to the derivative instruments in the amount of $3,886,000 were recorded in other comprehensive income at November 30, 2001 and will be recognized in earnings generally within three months or less, concurrent with the recognition in earnings of the hedged forecasted loan sales.

SECONDARY MARKETING TRADING LOSS On August 31, 1999, the Company disclosed that it had discovered unauthorized mortgage loan trading activity by an employee of its mortgage banking subsidiary resulting in a pretax trading loss of $18,155,000 ($11,755,000, or $.25 per diluted share, on an after-tax basis). It is normal practice for the Company’s mortgage banking subsidiary to sell loans into the market that approximately match loan commitments to the Company’s homebuyers. This practice is intended to hedge exposure to changes in interest rates that may occur until loans are sold to secondary market investors in the ordinary course of business. The loss was the result of a single employee engaging in unauthorized mortgage loan trading largely unrelated to mortgage originations. The employee who conducted the unauthorized trading was terminated.

STOCK OPTIONS The Company’s employee stock option plans are accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”).

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

YEARS ENDED NOVEMBER 30,

IN THOUSANDS	2001	2000	1999

Basic average shares outstanding	37,465	38,931	46,730
Net effect of stock options assumed to be exercised	1,454	1,138	1,101

Diluted average shares outstanding	38,919	40,069	47,831

SEGMENT INFORMATION In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified two reportable segments: construction and mortgage banking. The Company’s construction segment consists primarily of domestic and foreign homebuilding operations. The Company’s construction operations are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to the first-time homebuyer. Domestically, the Company currently sells homes in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Internationally, the Company operates in France through a majority-owned subsidiary. In addition to constructing homes, the Company’s French subsidiary builds commercial projects and high-density residential properties, such as condominium complexes, in France. The Company’s mortgage banking operations provide mortgage banking services primarily to the Company’s domestic homebuyers. The mortgage banking segment originates, processes and sells mortgages to third-party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

Information for the Company’s reportable segments are presented in its consolidated statements of income and consolidated balance sheets included herein. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment’s performance based upon a number of factors including pretax results.

RECENT ACCOUNTING PRONOUNCEMENTS In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS No. 141”). SFAS No. 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations with a closing date after June 30, 2001. The Company’s adoption of SFAS No. 141 did not have a material effect on its operating results or financial condition in 2001.

The Company has recorded goodwill in connection with various acquisitions completed in recent years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company amortized goodwill through November 30, 2001 over periods ranging from five to ten years using the straight-line method. At November 30, 2001 and 2000, accumulated amortization totaled $107,744,000 and $79,756,000, respectively. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than amortized as previous standards required. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, although early application is permitted for entities, like the Company, with fiscal years beginning after March 15, 2001. The Company adopted SFAS No. 142 on December 1, 2001, earlier than required. Application of the nonamortization provisions of SFAS No. 142 by the Company will result in the elimination of amortization expense of approximately $28,000,000 in 2002. The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The impairment test of goodwill performed by the Company as of December 1, 2001 indicated no impairment.

RECLASSIFICATIONS Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2001 presentation.

NOTE 2. ISSUANCE OF FRENCH SUBSIDIARY STOCK

On February 7, 2000, Kaufman & Broad S.A. (“KBSA”), the Company’s wholly owned French subsidiary, issued 5,314,327 common shares (including the over-allotment option) in an initial public offering. The offering was made in France and elsewhere in Europe and was priced at 23 euros per share. Since the initial public offering, KBSA has been listed on the Premier Marche of the Paris Bourse. The offering generated total net proceeds of $113,100,000, of which $82,900,000 was used by the Company to reduce its domestic debt and repurchase shares of its common stock. The remainder of the proceeds was used to fund internal and external growth of KBSA. The Company recognized a gain of $39,630,000, or $.99 per diluted share as a result of the offering. For tax purposes, the proceeds received by the Company in connection with the initial public offering were treated as a dividend paid out of the accumulated earnings and profits of KBSA. While such dividends are generally taxed on a current basis, the Company had sufficient foreign tax credits to offset any federal taxes due on the dividend received; therefore, no deferred taxes were provided on the gain recognized in the financial statements for the year ended November 30, 2000. Since the initial public offering, the Company has maintained a 57% majority ownership interest in KBSA and continues to consolidate these operations in its financial statements.

NOTE 3. ACQUISITIONS

Effective January 7, 1999, the Company acquired substantially all of the homebuilding assets of the Lewis Homes group of companies (“Lewis Homes”). Lewis Homes was engaged in the acquisition, development and sale of residential real estate in California and Nevada. The purchase price for Lewis Homes was approximately $449,244,000, comprised of the assumption of approximately $303,239,000 in debt and the issuance of 7,886,686 shares of the Company’s common stock valued at approximately $146,005,000. The purchase price was based on the December 31, 1998 net book values of the entities purchased. The excess of the purchase price over the estimated fair value of net assets acquired was $177,600,000 and was allocated to goodwill. Through November 30, 2001, the Company amortized the goodwill on a straight-line basis over a period of ten years. However, in accordance with SFAS No. 142, which the Company adopted as of December 1, 2001, in future periods the goodwill will no longer be amortized but will be reviewed for impairment on an annual basis.

The 7,886,686 shares of Company common stock issued in the acquisition were “restricted” shares and could not be resold without a registration statement or compliance with Rule 144 under the Securities Act of 1933 (“Rule 144”), which, among other things, limits the number of shares that may be resold in a given period. The Company originally agreed to file a registration statement for 6,000,000 of those shares in three increments at the Lewis family’s request from July 1, 2000 to July 1, 2002. On September 21, 2000, the Company instead repurchased 4,000,000 of the shares issued in the acquisition from the Lewis holders at a price of $26.00 per share. In connection with the repurchase, the Lewis holders’ registration rights for the first two increments were extinguished. In the period subsequent to the Company’s repurchase, the Lewis holders sold most of the balance of their shares within the requirements of Rule 144. In connection with the acquisition of Lewis Homes, the Company obtained a $200,000,000 unsecured term loan agreement with various banks to refinance certain debt assumed. The Company used borrowings under its existing domestic unsecured revolving credit facility to refinance certain other debt assumed in the Lewis Homes acquisition. The acquisition consideration for Lewis Homes was determined by arm’s-length negotiations between the parties. The acquisition was accounted for as a purchase, with the results of Lewis Homes included in the Company’s consolidated financial statements as of January 7, 1999.

During the year ended November 30, 2000, the Company’s French subsidiary, KBSA, completed the acquisitions of four homebuilders in France. These companies were acquired for an aggregate purchase price of $33,516,000 and were accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was $24,745,000 and was allocated to goodwill. Through November 30, 2001, the Company amortized the goodwill on a straight-line basis over a period of ten years. However, in accordance with SFAS No. 142, which the Company adopted as of December 1, 2001, in future periods the goodwill will no longer be amortized but will be reviewed for impairment on an annual basis. The pro forma results for 2000, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

On July 19, 2001, the Company acquired Trademark Home Builders, Inc. (“Trademark”), a builder of single-family homes in Jacksonville, Florida. The acquisition marked the Company’s entry into Florida. Trademark was acquired for approximately $30,146,000, including the assumption of approximately $16,284,000 in debt, and was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was $9,240,000 and was allocated to goodwill and assigned to the Company’s construction segment. On September 26, 2001, KBSA completed the acquisition of Residences Bernard Teillaud (“RBT”), a France-based builder of condominiums. As a result of the acquisition, KBSA anticipates having a leading market position in the Rhone-Alpes region of France. RBT was acquired for approximately $28,675,000 and was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was $10,152,000 and was allocated to goodwill and assigned to the Company’s construction segment. In accordance with SFAS No. 142, the goodwill amounts recorded in connection with the acquisitions of Trademark and RBT will not be amortized but will be reviewed for impairment on an annual basis. The results of Trademark and RBT were included in the Company’s consolidated financial statements as of their respective acquisition dates. The pro forma results of the Company for 2001 and 2000, assuming these acquisitions had been made at the beginning of each year, would not be materially different from reported results.

NOTE 4. RECEIVABLES

CONSTRUCTION Trade receivables amounted to $329,812,000 and $213,197,000 at November 30, 2001 and 2000, respectively. Included in these amounts are unbilled receivables due from buyers on sales of French single-family detached homes, condominiums and commercial buildings accounted for using the percentage of completion method totaling $311,871,000 at November 30, 2001 and $161,658,000 at November 30, 2000. The buyers are contractually obligated to remit payments against their unbilled balances. Other receivables of $93,245,000 at November 30, 2001 and $81,563,000 at November 30, 2000 included escrow deposits and amounts due from municipalities and utility companies.

At November 30, 2001 and 2000, receivables were net of allowances for doubtful accounts of $19,487,000 and $10,152,000, respectively.

MORTGAGE BANKING First mortgages and mortgage-backed securities consisted of loans of $7,464,000 at November 30, 2001 and $11,734,000 at November 30, 2000 and mortgage-backed securities of $23,448,000 and $31,403,000 at November 30, 2001 and 2000, respectively. The mortgage-backed securities serve as collateral for related collateralized mortgage obligations. The properties covered by the mortgages underlying the mortgage-backed securities are single-family residences. Issuers of the mortgage-backed securities are the Government National Mortgage Association and Fannie Mae. The first mortgages and mortgage-backed securities bore interest at an average rate of 8-1/4% and 8-3/8% at November 30, 2001 and 2000, respectively (with rates ranging from 7% to 11-5/8% in 2001 and 7% to 12% in 2000).

The Company’s mortgage-backed securities held for long-term investment have been classified as held-to-maturity and are stated at amortized cost, adjusted for amortization of discounts and premiums to maturity. Such amortization is included in interest income. The total gross unrealized gains and gross unrealized losses on the mortgage-backed securities were $1,060,000 and $0, respectively at November 30, 2001 and $600,000 and $0, respectively at November 30, 2000.

First mortgages held under commitments of sale and other receivables consisted of first mortgages held under commitments of sale of $628,627,000 at November 30, 2001 and $389,494,000 at November 30, 2000 and other receivables of $26,864,000 and $13,671,000 at November 30, 2001 and 2000, respectively. The first mortgages held under commitments of sale bore interest at average rates of 7-1/4% and 7-1/2% at November 30, 2001 and 2000, respectively. The balance in first mortgages held under commitments of sale and other receivables fluctuates significantly during the year and typically reaches its highest level at quarter-ends, corresponding to the Company’s home and mortgage delivery activity.

The Company uses mortgage forward delivery contracts and non-mandatory commitments to mitigate its exposure to movements in interest rates on interest rate lock agreements and mortgage loans held for sale. At November 30, 2001 and 2000, the Company had aggregate notional amounts of $825,760,000 and $512,000,000, respectively, outstanding under mortgage forward delivery contracts and non-mandatory commitments and notional amounts of $108,077,000 and $61,485,000, respectively, outstanding under interest rate lock agreements. Interest rate lock agreements had interest rates ranging from 5% to 8% as of November 30, 2001 and 6-1/2% to 9-3/4% as of November 30, 2000. The estimated fair value of mortgage forward delivery contracts and non-mandatory commitments exceeded the contract value by $3,886,000 at November 30, 2001 and was less than the contract value by $2,400,000 at November 30, 2000. At November 30, 2001 and 2000, the estimated fair value of interest rate lock agreements was less than the contract value by $209,000 and $200,000, respectively. All of the fair values were based on available market information.

NOTE 5. INVENTORIES

Inventories consisted of the following:

NOVEMBER 30,

IN THOUSANDS	2001	2000

Homes, lots and improvements in production	$1,433,880	$1,115,824
Land under development	450,881	541,577

Total inventories	$1,884,761	$1,657,401

Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred.

The impact of capitalizing interest costs on consolidated pretax income is as follows:

YEARS ENDED NOVEMBER 30,
IN THOUSANDS	2001	2000	1999

Interest incurred	$103,046	$94,201	$78,041
Interest expensed	(41,072)	(31,479)	(28,340)

Interest capitalized	61,974	62,722	49,701
Interest amortized	(64,025)	(40,679)	(44,257)

Net impact on consolidated pretax income	$(2,051)	$22,043	$5,444

NOTE 6. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company participates in a number of joint ventures in which it has less than a controlling interest. These joint ventures, which operate in certain markets in the United States and France where the Company’s consolidated construction operations are located, are engaged in the development, construction and sale of residential properties and commercial projects. Combined condensed financial information concerning the Company’s unconsolidated joint venture activities follows:

NOVEMBER 30,
IN THOUSANDS	2001	2000

Cash	$10,136	$9,151
Receivables	16,905	11,440
Inventories	35,565	36,100
Other assets	1,066	166

Total assets	$63,672	$56,857

Mortgages and notes payable	$18,373	$17,522
Other liabilities	21,517	14,936
Equity of:
The Company	8,844	10,407
Others	14,938	13,992

Total liabilities and equity	$63,672	$56,857

The joint ventures finance land and inventory investments of the Company’s operating subsidiaries primarily through a variety of borrowing arrangements. The Company typically does not guarantee these financing arrangements.

YEARS ENDED NOVEMBER 30,
IN THOUSANDS	2001	2000	1999

Revenues	$82,122	$116,837	$13,889
Cost of sales	(56,969)	(85,383)	(9,842)
Other expenses, net	(18,668)	(26,533)	(426)

Total pretax income	$6,485	$4,921	$3,621

The Company’s share of pretax income	$3,875	$2,926	$224

The Company’s share of pretax income includes management fees earned from the unconsolidated joint ventures.

NOTE 7. MORTGAGES AND NOTES PAYABLE

CONSTRUCTION      Mortgages and notes payable consisted of the following (interest rates are as of November 30):

NOVEMBER 30,
IN THOUSANDS	2001	2000

Unsecured domestic borrowings with banks under a revolving credit agreement (7 7/8% in 2000)		$120,000
Unsecured French borrowings (4 1/5% to 5 1/2% in 2001 and 5 4/5% to 6 1/2% in 2000)	$137,730	125,135
Term loan borrowings (4 1/8% in 2001 and 8 3/8% in 2000)	167,950	160,950
Shareholder notes (6 3/5% in 2000)		78,000
Mortgages and land contracts due to land sellers and other loans (4 1/4% to 10% in 2001 and 4 1/4% to 10 1/2% in 2000)	58,586	29,780
Senior notes due 2004 at 7 3/4%	175,000	175,000
Senior subordinated notes due 2003 at 9 3/8%	174,714	174,534
Senior subordinated notes due 2006 at 9 5/8%	124,635	124,581
Senior subordinated notes due 2011 at 9 1/2%	250,000

Total mortgages and notes payable	$1,088,615	$987,980

On October 6, 2000, the Company entered into an unsecured credit agreement (the “Unsecured Credit Facility”) consisting of a four-year committed revolving credit facility and a five-year term loan, which together replaced its previously existing revolving credit facility and term loan agreement. The Unsecured Credit Facility totaled $732,000,000 at November 30, 2001 and was comprised of a $564,050,000 four-year committed revolving credit facility and a $167,950,000 five-year term loan. The Unsecured Credit Facility has the capacity to be expanded up to an aggregate total of $900,000,000 if additional bank lending commitments are obtained. Interest on the Unsecured Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed.

The Company’s French subsidiaries have lines of credit with various banks which totaled $321,675,000 at November 30, 2001 and have various committed expiration dates through November 2006. These lines of credit provide for interest on borrowings at either the French Federal Funds Rate or the Paris Interbank Offered Rate plus an applicable spread.

On September 21, 2000, in connection with the repurchase of 4,000,000 shares from the Lewis holders, the Company issued promissory notes (the “Shareholder Notes”) with an aggregate principal amount of $78,000,000, to the Lewis holders. Interest on the Shareholder Notes was accrued monthly at an annual rate of 6 3/5%. The Company paid off the Shareholder Notes during the year ended November 30, 2001.

The weighted average annual interest rate on aggregate unsecured borrowings, excluding the senior and senior subordinated notes, was 4 3/8% and 7 3/8% at November 30, 2001 and 2000, respectively.

On April 26, 1993, the Company issued $175,000,000 principal amount of 9 3/8% senior subordinated notes at 99.202%. The notes were due May 1, 2003 with interest payable semi-annually. The notes represented unsecured obligations of the Company and were subordinated to all existing and future senior indebtedness of the Company. The Company had the ability to redeem the notes, in whole or in part, at any time at 100% of their principal amount. The Company redeemed all of the outstanding 9 3/8% senior subordinated notes on December 31, 2001.

On October 29, 1996, the Company filed a universal shelf registration statement (the “1996 Shelf Registration”) with the Securities and Exchange Commission for up to $300,000,000 of the Company’s debt and equity securities. The Company’s previously outstanding shelf registration for debt securities in the amount of $100,000,000 was subsumed within the 1996 Shelf Registration. On November 14, 1996, the Company utilized the 1996 Shelf Registration to issue $125,000,000 of 9 5/8% senior subordinated notes at 99.525%. The notes, which are due November 15, 2006 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole or in part, at 104.8125% of their principal amount beginning November 15, 2001, and thereafter, at prices declining annually to 100% on and after November 15, 2004.

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

On December 5, 1997, the Company filed a universal shelf registration statement (the “1997 Shelf Registration”) with the Securities and Exchange Commission for up to $500,000,000 of the Company’s debt and equity securities. This universal shelf registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, and/or warrants to purchase such securities.

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

On October 15, 2001, the Company filed a universal shelf registration statement (as subsequently amended, the “2001 Shelf Registration”) with the Securities and Exchange Commission for up to $500,000,000 of the Company’s debt and equity securities. The remaining capacity under the 1997 Shelf Registration was rolled into the 2001 Shelf Registration, thereby providing the Company with a total issuance capacity of $750,000,000 under the 2001 Shelf Registration. The 2001 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, stock purchase contracts, stock purchase units and/or warrants to purchase such securities. The 2001 Shelf Registration had not been declared effective as of November 30, 2001.

The 7 3/4% senior notes and 9 3/8%, 9 5/8% and 9 1/2% senior subordinated notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments, create certain liens, engage in mergers, consolidations, or sales of assets, or engage in certain transactions with officers, directors and employees. Under the terms of the Unsecured Credit Facility, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. Based on the terms of the Company’s Unsecured Credit Facility, senior notes and senior subordinated notes, retained earnings of $211,322,000 were available for payment of cash dividends or stock repurchases at November 30, 2001.

Principal payments on senior and senior subordinated notes, term loan borrowings, mortgages, land contracts and other loans are due as follows: 2002, $40,916,000; 2003, $186,769,000; 2004, $180,565,000; 2005, $168,000,000; 2006, $124,635,000; and thereafter, $250,000,000.

Assets (primarily inventories) having a carrying value of approximately $172,179,000 are pledged to collateralize mortgages, land contracts and other secured loans.

MORTGAGE BANKING      Notes payable included the following (interest rates are as of November 30):

NOVEMBER 30,
IN THOUSANDS	2001	2000

Mortgage Warehouse Facility (2 4/5% in 2001 and 6 5/8% in 2000)	$280,863	$228,922
Master Loan and Security Agreement (2 5/8% in 2001 and 6 4/5% in 2000)	314,172	156,372

Total notes payable	$595,035	$385,294

First mortgages receivable are financed through a $300,000,000 revolving mortgage warehouse agreement (the “Mortgage Warehouse Facility”). The Mortgage Warehouse Facility, which expires on February 18, 2003, provides for an annual fee based on the committed balance of the facility and provides for interest at either the London Interbank Offered Rate or the Federal Funds Rate plus an applicable spread on amounts borrowed.

On May 24, 2001, the Company’s mortgage banking subsidiary renewed its Master Loan and Security Agreement with an investment bank. The agreement, which expires on May 25, 2002, provides for a facility fee based on the $200,000,000 maximum amount available and provides for interest to be paid monthly at the Eurodollar Rate plus an applicable spread on amounts borrowed. During the fourth quarter of 2001, the Company’s mortgage banking subsidiary negotiated a temporary increase in the maximum credit amount available under the Master Loan and Security Agreement to $325,000,000 through December 31, 2001. The temporary increase was necessary to meet the Company’s increased volume of loan originations.

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

Collateralized mortgage obligations represent bonds issued to third parties which are collateralized by mortgage-backed securities with substantially the same terms. At both November 30, 2001 and 2000, the collateralized mortgage obligations bore interest at rates ranging from 8% to 12 1/4% with stated original principal maturities ranging from 3 to 30 years. Actual maturities are dependent on the rate at which the underlying mortgage-backed securities are repaid. No collateralized mortgage obligations have been issued since 1988.

NOTE 8. COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY DEBENTURES OF THE COMPANY (FELINE PRIDES)

On July 7, 1998, the Company, together with KBHC Financing I, a Delaware statutory business trust (the “KBHC Trust”) that was wholly owned by the Company, issued an aggregate of (i) 18,975,000 Feline Prides securities, and (ii) 1,000,000 KBHC Trust capital securities, with a $10 stated liquidation amount. The Feline Prides consisted of (i) 17,975,000 Income Prides with a stated amount per Income Prides of $10 (the “Stated Amount”), which were units comprised of a capital security and a stock purchase contract under which the holders were to purchase common stock from the Company not later than August 16, 2001 and the Company was to pay to the holders certain unsecured contract adjustment payments, and (ii) 1,000,000 Growth Prides with a face amount per Growth Prides equal to the Stated Amount, which were units consisting of a 1/100th beneficial interest in a zero-coupon U.S. Treasury security and a stock purchase contract under which the holders were to purchase common stock from the Company not later than August 16, 2001 and the Company was to pay to the holders certain unsecured contract adjustment payments. The distribution rate on the Income Prides was 8.25% per annum and the distribution rate on the Growth Prides was .75% per annum.

The KBHC Trust utilized the proceeds from the issuance of the Feline Prides and capital securities to purchase an equivalent principal amount of the Company’s 8% debentures due August 16, 2003 (the “8% Debentures”). The 8% Debentures were the sole asset of the KBHC Trust. The Company’s obligations under the 8% Debentures and related agreements, taken together, constituted a firm and unconditional guarantee by the Company of the KBHC Trust’s obligations under the capital securities. Distributions of $11,385,000, $15,180,000 and $15,180,000 were included as minority interests in the Company’s results of operations for each of the years ended November 30, 2001, 2000 and 1999, respectively.

On August 16, 2001, all of the Company’s Feline Prides mandatorily converted into 5,977,109 shares of the Company’s common stock. In connection with the conversion, all of the 8% Debentures held by the KBHC Trust were retired and the KBHC Trust was subsequently dissolved.

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

The carrying values and estimated fair values of the Company’s financial instruments, except for those for which the carrying values approximate fair values, are summarized as follows:

NOVEMBER 30,
IN THOUSANDS	2001		2000

	CARRYING	ESTIMATED	CARRYING	ESTIMATED
	VALUE	FAIR VALUE	VALUE	FAIR VALUE

CONSTRUCTION:
Financial liabilities
7 3/4% Senior notes	$175,000	$177,013	$175,000	$164,745
9 3/8% Senior subordinated notes	174,714	176,750	174,534	173,110
9 5/8% Senior subordinated notes	124,635	131,288	124,581	122,388
9 1/2% Senior subordinated notes	250,000	263,600
MORTGAGE BANKING:
Financial assets
Mortgage-backed securities	23,448	24,508	31,403	32,003
Financial liabilities
Collateralized mortgage obligations secured by mortgage-backed securities	22,359	23,578	29,928	30,982
Company obligated mandatorily redeemable preferred securities of subsidiary trust holding solely debentures of the Company			189,750	175,000

The Company used the following methods and assumptions in estimating fair values:

Cash and cash equivalents; first mortgages held under commitments of sale and other receivables; borrowings under the unsecured credit facilities, Shareholder Notes, French lines of credit, Mortgage Warehouse Facility and Master Loan and Security Agreement: The carrying amounts reported approximate fair values.

Senior notes and senior subordinated notes: The fair values of the Company’s senior notes and senior subordinated notes are estimated based on quoted market prices.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Commitments and contingencies include the usual obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business. The Company is also involved in litigation incidental to its business, the disposition of which should have no material effect on the Company’s financial position or results of operations.

NOTE 11. STOCKHOLDERS’EQUITY

PREFERRED STOCK On February 4, 1999, the Company adopted a new Stockholder Rights Plan to replace its preexisting shareholder rights plan adopted in 1989 (the “1989 Rights Plan”) and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock; such rights were issued on March 7, 1999, simultaneously with the expiration of the rights issued under the 1989 Rights Plan. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of the Company’s Series A Participating Cumulative Preferred Stock at a price of $135.00, subject to certain antidilution provisions. The rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person or group has acquired Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock or (ii) 10 days following the commencement of a tender offer for Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock. If, without approval of the Board of Directors, the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company’s assets or earning power is sold, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercise price of the right; and if, without approval of the Board of Directors, any person or group acquires Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock, each right will entitle its holder to receive, upon exercise, common stock of the Company having a market value of twice the exercise price of the right. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.005 per right. Unless previously redeemed, the rights will expire on March 7, 2009. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends.

NOTE 12. EMPLOYEE BENEFIT AND STOCK PLANS

Benefits are provided to most employees under the Company’s 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $4,296,000 in 2001, $4,513,000 in 2000 and $3,937,000 in 1999.

The Company’s 1999 Incentive Plan (the “1999 Plan”) provides that stock options, associated limited stock appreciation rights, restricted shares of common stock, stock units and other securities may be awarded to eligible individuals for periods of up to 15 years. The Company also has a Performance-Based Incentive Plan for Senior Management (the “Incentive Plan”), a 1998 Stock Incentive Plan (the “1998 Plan”) and a 2001 Stock Incentive Plan (the “2001 Plan”), each of which provide for the same awards as may be made under the 1999 Plan, but require that such awards be subject to certain conditions which are designed to enable the Company to pay annual compensation in excess of $1,000,000 to participating executives and maintain tax deductibility for such compensation for the Company. The 1999 Plan and the 2001 Plan are the Company’s primary existing employee stock plans.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), issued in October 1995, established financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue to use APB Opinion No. 25 and related interpretations in accounting for its stock options. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company’s net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

YEARS ENDED NOVEMBER 30,

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS	2001	2000	1999

Net income — as reported	$214,217	$209,960	$147,469
Net income — pro forma	207,254	205,652	142,816
Diluted earnings per share — as reported	5.50	5.24	3.08
Diluted earnings per share — pro forma	5.23	5.10	2.99

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2000 and 1999, respectively: a risk free interest rate of 3.68%, 5.44% and 6.14%; an expected volatility factor for the market price of the Company’s common stock of 48.88%, 44.82% and 43.14%; a dividend yield of .90%, 1.00% and 1.36%; and an expected life of 4 years, 4 years and 4 years. The weighted average fair value of options granted in 2001, 2000 and 1999 was $9.09, $7.70 and $6.92, respectively.

Stock option transactions are summarized as follows:

	2001		2000		1999

		WEIGHTED		WEIGHTED		WEIGHTED
		AVERAGE		AVERAGE		AVERAGE
		EXERCISE		EXERCISE		EXERCISE
	OPTIONS	PRICE	OPTIONS	PRICE	OPTIONS	PRICE

Options outstanding at beginning of year	5,738,732	$19.13	4,849,822	$17.26	2,965,067	$15.22
Granted	2,138,700	28.24	1,615,176	24.74	2,241,736	20.12
Exercised	(1,456,188)	11.90	(306,628)	16.46	(211,925)	16.43
Cancelled	(176,152)	24.74	(419,638)	21.08	(145,056)	21.00

Options outstanding at end of year	6,245,092	$23.78	5,738,732	$19.13	4,849,822	$17.26

Options exercisable at end of year	2,843,650	$21.51	2,773,254	$15.60	2,041,106	$13.83

Options available for grant at end of year	3,909,248		1,671,996		2,867,334

Stock options outstanding at November 30, 2001 are as follows:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
		CONTRACTUAL	EXERCISE		EXERCISE
RANGE OF EXERCISE PRICE	OPTIONS	LIFE	PRICE	OPTIONS	PRICE

$4.75 to $21.50	1,362,768	11.68	$16.78	991,320	$16.35
$21.59 to $23.74	1,332,488	11.62	22.42	1,106,589	22.42
$24.25 to $27.11	1,501,577	13.84	25.06	534,982	25.07
$27.90 to $33.94	2,048,259	14.80	28.37	210,759	32.02

$4.75 to $33.94	6,245,092	13.21	$23.78	2,843,650	$21.51

The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax benefit, if any, is recorded as additional paid-in capital.

In 1991, the Board of Directors approved the issuance of restricted stock awards under the 1988 Plan of up to an aggregate 600,000 shares of common stock to certain officers and key employees. Restrictions lapse each year through May 10, 2005 on specified portions of the shares awarded to each participant so long as the participant has remained in the continuous employ of the Company. Restricted shares under this grant outstanding at the end of the year totaled 86,664 in 2001, 108,331 in 2000 and 129,998 in 1999.

Effective July 11, 2001, the Company awarded 350,000 shares of restricted common stock to its Chairman and Chief Executive Officer in accordance with the terms and conditions of his amended and restated employment agreement. The restrictions imposed with respect to the shares covered by the award lapse on December 31, 2008 if certain conditions are met. During the restriction period, the executive is entitled to vote and receive dividends on such shares. Upon issuance of the 350,000 shares, a deferred compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’equity and is being amortized over the restriction period. The compensation expense with respect to the restricted shares during the year ended November 30, 2001 was $550,000.

On August 4, 1999, the Company’s Board of Directors authorized a share repurchase program which allowed the Company to purchase shares of its common stock at prices that did not exceed $28 per share. At November 30, 2000, through a series of authorizations, the Board of Directors had authorized the repurchase of a total of 14,500,000 shares. The Company had repurchased 14,500,000 shares and 3,750,100 shares, respectively, under the repurchase program as of November 30, 2000 and 1999.

On October 4, 2001, the Company’s Board of Directors approved a new stock repurchase authorization for up to 4,000,000 additional shares of the Company’s common stock. The authorization positions management to opportunistically purchase common shares from time to time on the open market or in privately negotiated transactions. No shares had been repurchased under this authorization as of November 30, 2001.

In connection with its share repurchase program, on August 27, 1999, the Company established a grantor stock ownership trust (the “Trust”) into which certain shares repurchased in 2000 and 1999 were transferred. The Trust, administered by an independent trustee, acquires, holds and distributes the shares of common stock for the purpose of funding certain employee compensation and employee benefit obligations of the Company under its existing stock option, 401(k) and other employee benefit plans. The existence of the Trust has no impact on the amount of benefits or compensation that is paid under these plans.

For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’equity in the consolidated balance sheet. The difference between the Trust share value and the fair market value on the date shares are released from the Trust, for the benefit of employees, is included in additional paid-in capital. Common stock held in the Trust is not considered outstanding in the computation of earnings per share. The Trust held 8,142,831, 8,782,252 and 3,750,100 shares of common stock at November 30, 2001, 2000 and 1999, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

NOTE 13. INCOME TAXES

The components of pretax income are as follows:

YEARS ENDED NOVEMBER 30,

IN THOUSANDS	2001	2000	1999

Domestic	$286,629	$263,266	$200,272
Foreign	37,888	34,394	26,597

Total pretax income	$324,517	$297,660	$226,869

The components of income taxes are as follows:

IN THOUSANDS	TOTAL	FEDERAL	STATE	FOREIGN

2001
Currently payable	$156,051	$134,755	$17,500	$3,796
Deferred	(45,751)	(57,321)		11,570

Total	$110,300	$77,434	$17,500	$15,366

2000
Currently payable	$70,818	$43,776	$17,000	$10,042
Deferred	16,882	11,586		5,296

Total	$87,700	$55,362	$17,000	$15,338

1999
Currently payable	$87,428	$65,557	$11,755	$10,116
Deferred	(8,028)	(12,411)		4,383

Total	$79,400	$53,146	$11,755	$14,499

Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. Significant components of the Company’s deferred tax liabilities and assets are as follows:

NOVEMBER 30,

IN THOUSANDS	2001	2000

DEFERRED TAX LIABILITIES:
Installment sales	$30,934	$15,763
Bad debt and other reserves	343	468
Capitalized expenses	15,147	21,970
Partnerships and joint ventures		1,237
Repatriation of foreign subsidiaries	5,220
Other	1,912	3,917

Total deferred tax liabilities	53,556	43,355

DEFERRED TAX ASSETS:
Warranty, legal and other accruals	29,850	25,092
Depreciation and amortization	18,779	19,328
Capitalized expenses	20,518	14,928
Partnerships and joint ventures	31,623	11,812
Employee benefits	17,799	12,947
Noncash charge for impairment of long-lived assets	7,168	6,400
Foreign minority interest	7,108	2,327
Net operating losses		20,347
Tax credits	31,890
Foreign tax credits	4,625
Other	2,782	4,016

Total deferred tax assets	172,142	117,197

Net deferred tax assets	$118,586	$73,842

Income taxes computed at the statutory United States federal income tax rate and income tax expense provided in the financial statements differ as follows:

YEARS ENDED NOVEMBER 30,

IN THOUSANDS	2001	2000	1999

Amount computed at statutory rate	$113,581	$104,181	$79,404
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	11,375	11,050	7,641
Differences in foreign tax rates	640	853	4,379
Intercompany dividends	5,019	(2,537)	1,153
Tax credits	(26,314)	(24,211)	(11,329)
Other, net	5,999	(1,636)	(1,848)

Total	$110,300	$87,700	$79,400

     The Company has commitments to invest $2,396,000 over four years in affordable housing partnerships which are scheduled to provide tax credits.

NOTE 14. GEOGRAPHICAL INFORMATION

The following table presents information about the Company by geographic area.

		OPERATING	IDENTIFIABLE
IN THOUSANDS	REVENUES	INCOME	ASSETS

2001
Construction:
West Coast	$1,605,917	$101,367	$995,826
Southwest	992,949	88,787	494,519
Central	1,326,133	117,248	697,692
Foreign	576,716	44,914	795,485

Total construction	4,501,715	352,316	2,983,522
Mortgage banking	72,469	33,771	709,344

Total	$4,574,184	$386,087	$3,692,866

2000
Construction:
West Coast	$1,466,418	$95,243	$907,956
Southwest	862,822	67,899	427,347
Central	1,065,803	90,018	531,074
Foreign	475,445	35,449	495,391

Total construction	3,870,488	288,609	2,361,768
Mortgage banking	60,370	23,832	467,153

Total	$3,930,858	$312,441	$2,828,921

1999
Construction:
West Coast	$1,579,226	$115,515	$905,890
Southwest	830,418	58,434	481,997
Central	950,177	59,488	505,144
Foreign	412,300	25,670	321,045

Total construction	3,772,121	259,107	2,214,076
Mortgage banking	64,174	17,464	450,159

Total	$3,836,295	$276,571	$2,664,235

NOTE 15. QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended November 30, 2001 and 2000 follow:

IN THOUSANDS, EXCEPT PER SHARE AMOUNTS	FIRST	SECOND	THIRD	FOURTH

2001
Revenues	$821,065	$1,066,945	$1,235,313	$1,450,861
Operating income	53,501	73,743	109,235	149,608
Pretax income	39,118	59,904	91,487	134,008
Net income	25,818	39,504	60,387	88,508
Basic earnings per share	.74	1.11	1.63	2.10
Diluted earnings per share	.70	1.07	1.58	2.03

2000
Revenues	$799,585	$906,182	$981,024	$1,244,067
Operating income	47,275	53,678	81,964	129,524
Pretax income	77,414	42,700	66,439	111,107
Net income	64,214	27,700	44,639	73,407
Basic earnings per share	1.51	.70	1.17	2.10
Diluted earnings per share	1.47	.68	1.14	2.00

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

NOTE 16. SUBSEQUENT EVENTS (UNAUDITED)

On December 14, 2001, pursuant to the 1997 Shelf Registration, the Company issued $200,000,000 of 8-5/8% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due December 15, 2008, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. Before December 15, 2004, the Company may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of one or more public or private equity offerings at a redemption price of 108.625% of their principal amount, together with accrued and unpaid interest. The notes are not otherwise redeemable at the option of the Company. The Company used $175,000,000 of the net proceeds from the issuance of the notes to redeem all of its outstanding 9-3/8% senior subordinated notes due 2003. The remaining net proceeds were used for general corporate purposes.

The 2001 Shelf Registration for $500,000,000 filed on October 15, 2001 was at that time intended to combine with $250,000,000 of capacity then remaining under the 1997 Shelf Registration to provide the Company with a total issuance capacity of $750,000,000. However, the issuance of the $200,000,000 8-5/8% senior subordinated notes in December 2001 reduced the remaining capacity under the 1997 Shelf Registration to $50,000,000. Following the issuance of the $200,000,000 8-5/8% senior subordinated notes, the Company increased the 2001 Shelf Registration to $700,000,000. The 2001 Shelf Registration was subsequently declared effective on January 28, 2002, at which time the remaining capacity under the 1997 Shelf Registration was rolled in, thereby providing the Company with a total issuance capacity of $750,000,000 as originally contemplated.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of KB Home:

We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2001 and 2000, and the related consolidated statements of income, stockholders’equity, and cash flows for each of the three years in the period ended November 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Los Angeles, California
December 20, 2001

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

The responsibility of our external auditors for the financial statements is limited to their expressed opinion on the fairness of the consolidated financial statements taken as a whole. Their examination is performed in accordance with generally accepted auditing standards which include tests of our accounting records and internal accounting controls and evaluation of estimates and judgments used to prepare the financial statements. The Company’s internal audit function includes evaluating and testing internal accounting controls.

An audit committee of outside members of the Board of Directors periodically meets with management, the external auditors and the internal auditors to evaluate the scope of auditing activities and review results. Both the external and internal auditors have the unrestricted opportunity to communicate privately with the audit committee.

/s/ WILLIAM R. HOLLINGER

William R. Hollinger
Senior Vice President and Controller
December 20, 2001

STOCKHOLDER INFORMATION

COMMON STOCK PRICES

	2001		2000

	HIGH	LOW	HIGH	LOW

First Quarter	$38-5/16	$25-1/2	$24-13/16	$18-3/4
Second Quarter	33-1/4	24-13/16	22-3/8	16-13/16
Third Quarter	36-1/4	25-1/16	25-3/8	16-15/16
Fourth Quarter	34-1/2	24-11/16	32-13/16	23-15/16

DIVIDEND DATA

KB Home paid a quarterly cash dividend of $.075 per common share in 2001 and 2000.

ANNUAL STOCKHOLDERS’ MEETING

The 2002 Annual Stockholders’ meeting will be held at The W Hotel, 930 Hilgard Avenue, in Los Angeles, California, at 9:00 a.m. on Thursday, April 11, 2002.

STOCK EXCHANGE LISTINGS

KB Home’s common stock is listed on the New York Stock Exchange and is also traded on the Boston, Chicago, Cincinnati, Midwest, Pacific and Philadelphia Exchanges. The ticker symbol is KBH.

Kaufman & Broad S.A. is listed on the ParisBourse. The ticker symbol is KOF. Kaufman & Broad S.A.’s Web site address is ketb.com.

TRANSFER AGENT
Mellon Investor Services LLC
P.O. Box 3315
South Hackensack, New Jersey 07606-1915
(800) 356-2017
www.mellon-investor.com

INDEPENDENT AUDITORS
Ernst & Young LLP
Los Angeles, California

STOCKHOLDER INFORMATION

The Company’s common stock is traded on the New York Stock Exchange under the symbol KBH. There were 52,237,167 shares of common stock outstanding as of February 1, 2002.

FORM 10-K

The Company’s 2001 Report on Form 10-K filed with the Securities and Exchange Commission may be obtained without charge by writing to the Company’s Investor Relations department, or by visiting the Company’s Web site at kbhome.com.

HEADQUARTERS
KB Home
10990 Wilshire Boulevard, Seventh Floor
Los Angeles, California 90024
(310) 231-4000
(310) 231-4222 Fax
Location and Community Information:
kbhome.com
(888) KB-HOMES

INVESTOR CONTACT
Clem Teng
Director, Investor Relations
KB Home
10990 Wilshire Boulevard, Seventh Floor
Los Angeles, California 90024
(310) 231-4000
cteng@kbhome.com

BONDHOLDER SERVICES ADDRESS & PHONE NUMBER
7-3/4% $175,000,000 Notes — Due 10/15/04
9-5/8% $125,000,000 Notes — Due 11/15/06
8-5/8% $200,000,000 Notes — Due 12/15/08
9-1/2% $250,000,000 Notes — Due 2/15/11
Trustee:
Sun Trust Bank
Corporate Trust Division
Mail Code 008
25 Park Place, 24th Floor
Atlanta, Georgia 30303-2900
muriel.shaw@suntrust.com
(404) 588-7067

LIST OF EXHIBITS FILED

Sequential
Exhibit		Page
Number	Description	Number

10.21	KB Home Nonqualified Deferred Compensation Plan
10.22	KB Home 2001 Stock Incentive Plan
10.23	KB Home Change in Control Severance Plan
10.24	KB Home Death Benefit Only Plan
13	Pages 32 through 64 and page 68 of KB Home’s 2001 Annual Report to Stockholders
22	Subsidiaries of the Registrant
24	Consent of Independent Auditors