Form 10-Q
period 2002-02-28
KB HOME
filed 2002-04-15
CIK 795266

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2002.

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF FEBRUARY 28, 2002.

Common stock, par value $1.00 per share, 51,349,239 shares outstanding, including 7,939,950 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 1,448,100 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

		Page
		Number(s)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Income - Three Months Ended February 28, 2002 and 2001	3

	Consolidated Balance Sheets - February 28, 2002 and November 30, 2001	4

	Consolidated Statements of Cash Flows - Three Months Ended February 28, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	10-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts — Unaudited)

	Three Months Ended February 28,

	2002	2001

Total revenues	$915,665	$821,065

Construction:
Revenues	$899,211	$808,195
Construction and land costs	(719,801)	(652,852)
Selling, general and administrative expenses	(116,360)	(105,890)

Operating income	63,050	49,453
Interest income	1,699	904
Interest expense, net of amounts capitalized	(8,599)	(9,835)
Minority interests	(1,859)	(5,922)
Equity in pretax income of unconsolidated joint ventures	1,158	470

Construction pretax income	55,449	35,070

Mortgage banking:
Revenues:
Interest income	5,478	4,574
Other	10,976	8,296

	16,454	12,870
Expenses:
Interest	(2,992)	(4,296)
General and administrative	(5,247)	(4,526)

Mortgage banking pretax income	8,215	4,048

Total pretax income	63,664	39,118
Income taxes	(21,000)	(13,300)

Net income	$42,664	$25,818

Basic earnings per share	$1.00	$.74

Diluted earnings per share	$.95	$.70

Basic average shares outstanding	42,650	34,964

Diluted average shares outstanding	44,943	36,892

Cash dividends per common share	$.075	$.075

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	February 28,	November 30,
	2002	2001

ASSETS
Construction:
Cash and cash equivalents	$177,749	$266,195
Trade and other receivables	401,190	437,043
Inventories	1,986,669	1,884,761
Investments in unconsolidated joint ventures	9,392	8,844
Deferred income taxes	117,694	118,584
Goodwill	189,700	190,785
Other assets	79,538	77,310

	2,961,932	2,983,522

Mortgage banking:
Cash and cash equivalents	18,401	15,138
Receivables:
First mortgages and mortgage-backed securities	27,527	30,912
First mortgages held under commitments of sale and other receivables	416,627	655,491
Other assets	8,762	7,803

	471,317	709,344

Total assets	$3,433,249	$3,692,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction:
Accounts payable	$395,503	$446,279
Accrued expenses and other liabilities	260,593	351,144
Mortgages and notes payable	1,136,975	1,088,615

	1,793,071	1,886,038

Mortgage banking:
Accounts payable and accrued expenses	27,764	33,289
Notes payable	377,184	595,035
Collateralized mortgage obligations secured by mortgage-backed securities	20,329	22,359

	425,277	650,683

Minority interests in consolidated subsidiaries and joint ventures	64,435	63,664

Common stock	52,797	51,825
Paid-in capital	481,879	458,089
Retained earnings	840,871	801,408
Accumulated other comprehensive income	(14,100)	(3,084)
Deferred compensation	(10,077)	(10,444)
Grantor stock ownership trust, at cost	(172,567)	(176,976)
Treasury stock, at cost	(28,337)	(28,337)

Total stockholders’ equity	1,150,466	1,092,481

Total liabilities and stockholders’ equity	$3,433,249	$3,692,866

See accompanying notes.

KB HOME

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Three Months Ended February 28,

	2002	2001

Cash flows from operating activities:
Net income	$42,664	$25,818
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in pretax income of unconsolidated joint ventures	(1,158)	(470)
Minority interests	1,859	5,922
Amortization of discounts and issuance costs	1,060	281
Depreciation and amortization	4,216	11,022
Provision for deferred income taxes	890	1,618
Change in:
Receivables	274,717	61,954
Inventories	(80,955)	(180,921)
Accounts payable, accrued expenses and other liabilities	(146,852)	3,104
Other, net	(15,901)	(5,836)

Net cash provided (used) by operating activities	80,540	(77,508)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	610	1,829
Net sales (originations) of mortgages held for long-term investment	1,245	(100)
Payments received on first mortgages and mortgage-backed securities	2,140	1,483
Purchases of property and equipment, net	(237)	(1,813)

Net cash provided by investing activities	3,758	1,399

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(211,198)	(174,888)
Proceeds from issuance of senior subordinated notes	198,412	247,500
Redemption of senior subordinated notes	(175,000)	—
Payments on collateralized mortgage obligations	(2,030)	(1,399)
Payments on mortgages, land contracts and other loans	(4,547)	(3,930)
Issuance of common stock under employee stock plans	29,171	15,172
Payments to minority interests	(1,088)	(3,709)
Payments of cash dividends	(3,201)	(2,640)

Net cash provided (used) by financing activities	(169,481)	76,106

Net decrease in cash and cash equivalents	(85,183)	(3)
Cash and cash equivalents at beginning of period	281,333	33,081

Cash and cash equivalents at end of period	$196,150	$33,078

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$9,266	$2,217

Income taxes paid	$12,747	$2,981

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$20,953	$14,557

See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2001 contained in the Company’s 2001 Annual Report to Stockholders.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of February 28, 2002, the results of its consolidated operations for the three months ended February 28, 2002 and 2001, and its consolidated cash flows for the three months ended February 28, 2002 and 2001. The results of operations for the three months ended February 28, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2001 has been taken from the audited financial statements as of that date.

2.	Inventories

Inventories consist of the following (in thousands):

	February 28,	November 30,
	2002	2001

Homes, lots and improvements in production	$1,537,711	$1,433,880
Land under development	448,958	450,881

Total inventories	$1,986,669	$1,884,761

The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

	Three Months Ended February 28,

	2001	2000

Interest incurred	$23,788	$25,787
Interest expensed	(8,599)	(9,835)

Interest capitalized	15,189	15,952
Interest amortized	(12,613)	(11,626)

Net impact on consolidated pretax income	$2,576	$4,326

3.	Earnings Per Share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings Per Share (continued)

The following table presents a reconciliation of average shares outstanding (in thousands):

	Three Months Ended February 28,

	2002	2001

Basic average shares outstanding	42,650	34,964
Net effect of stock options assumed to be exercised	2,293	1,928

Diluted average shares outstanding	44,943	36,892

4.	Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended February 28,

	2002	2001

Net income	$42,664	$25,818
Foreign currency translation adjustments	(3,722)	5,836
Net unrealized loss on hedges	(7,294)	(1,600)

Comprehensive income	$31,648	$30,054

5.	Segment Information

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

6.	Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than amortized as previous standards required. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, although early application is permitted for entities, like the Company, with fiscal years beginning after March 15, 2001. The Company adopted SFAS No. 142 on December 1, 2001, earlier than required. The impairment test of goodwill performed by the Company as of December 1, 2001 indicated no impairment. Application of the provisions of SFAS No. 142 by the Company resulted in the elimination of goodwill amortization expense in the first quarter of 2002. Results reported for the first quarter of 2001 included after tax goodwill amortization expense of $4.7 million. Elimination of this amortization expense would have resulted in net income of $30.5 million for the three months ended February 28, 2001 and an increase of $.13 in both basic and diluted earnings per share, from the amounts reported, to $.87 and $.83, respectively.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Accounting for Derivative Instruments and Hedging Activities

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

At February 28, 2002, the Company had aggregate notional amounts of $529.0 million outstanding under mortgage forward delivery contracts and non-mandatory commitments, and aggregate notional amounts of $113.0 million outstanding under interest rate lock agreements. At February 28, 2002, the estimated fair value of mortgage forward delivery contracts and non-mandatory commitments was less than the notional amounts by $3.4 million. At February 28, 2002, the estimated fair value of interest rate lock agreements was less than the notional amounts by $.8 million. All of the fair values were based on available market information.

8.	Mortgages and Notes Payable

On December 14, 2001, pursuant to a universal shelf registration statement filed with the Securities and Exchange Commission on December 5, 1997, the Company issued $200.0 million of 8 5/8% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due December 15, 2008, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. Before December 15, 2004, the Company may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of one or more public or private equity offerings at a redemption price of 108.625% of their principal amount, together with accrued and unpaid interest. The notes are not otherwise redeemable at the option of the Company. The Company used $175.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding 9 3/8% senior subordinated notes due 2003. The remaining net proceeds were used for general corporate purposes.

The Company’s new universal shelf registration statement (the “2001 Shelf Registration”), filed on October 15, 2001 with the Securities and Exchange Commission (“SEC”) for up to $750.0 million of the Company’s debt and equity securities, was declared effective by the SEC on January 28, 2002. The 2001 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, stock purchase contracts, stock purchase units and/or warrants to purchase such securities. No securities have been issued under the 2001 Shelf Registration and $750.0 million of capacity remains available.

9.	Recent Accounting Pronouncements

In December 2001, the Accounting Standards Executive Committee issued Statement of Position 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others,” (“SOP 01-6”). SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. Under SOP 01-6, mortgage companies are explicitly subject to new accounting and reporting provisions and disclosure requirements, including disclosures about regulatory capital and net worth requirements. SOP 01-6 also requires the carrying amounts of loans and servicing rights to be allocated using relative fair values in a manner consistent with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The Company is currently evaluating the effect of SOP 01-6 on its operating results and financial condition.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Reclassifications

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2002 presentation.

11.	Subsequent Event

Subsequent to February 28, 2002, the Company repurchased shares of its common stock under its previously announced Stock Repurchase Program. Under this program, the Company has authority to repurchase up to 4 million shares of its common stock. As of April 12, 2002, the Company had repurchased 873,900 shares. The Company currently plans to continue to look for opportunities to repurchase additional shares from time to time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Total revenues for the three months ended February 28, 2002 increased $94.6 million, or 11.5%, to $915.7 million from $821.1 million for the quarter ended February 28, 2001 due to higher housing revenues. Net income for the first quarter of 2002 increased 65.2% to $42.7 million from $25.8 million in the same quarter of 2001. Higher unit delivery volume, an improved operating income margin and increased pretax income from mortgage banking operations drove the year-over-year increase in net income in the first quarter. Diluted earnings per share for the quarter ended February 28, 2002 rose 35.7% to $.95 from $.70 for the year-earlier quarter. The Company’s year-over-year diluted earnings per share growth was substantially lower than its net income growth as a result of a 21.8% increase in the average number of diluted shares outstanding in the first quarter of 2002 compared to the year-earlier quarter.

CONSTRUCTION

Revenues increased by $91.0 million, or 11.3%, to $899.2 million in the first quarter of 2002 from $808.2 million in the first quarter of 2001 due to higher housing revenues. Housing revenues for the three months ended February 28, 2002 rose by $104.7 million, or 13.3%, to $893.8 million from $789.1 million in the year-earlier period as a result of an 11.0% increase in unit deliveries and a 2.1% increase in the Company’s average selling price. Housing revenues in the United States rose to $790.5 million on 4,291 unit deliveries in the first three months of 2002 from $703.9 million on 3,975 units in the first three months of 2001. Within the Company’s domestic operations, increases in housing revenues from the Southwest (Arizona, Nevada, and New Mexico) and Central (Colorado, Florida and Texas) regions were partly offset by a decrease in the West Coast (California) region. Housing revenues from the Southwest region rose 9.8% to $213.7 million in the first quarter of 2002 from $194.6 million in the first quarter of 2001, despite deliveries of 1,246 units remaining essentially even with the same quarter a year ago. In the Central region, housing revenues increased 34.0% to $317.0 million in the first quarter of 2002 from $236.5 million in the year-earlier quarter as deliveries rose 25.0% to 2,182 units from 1,746 units. First quarter housing revenues from the Company’s West Coast region decreased 4.8% to $259.8 million in 2002 from $272.8 million in 2001 as deliveries fell 12.0% to 863 units from 981 units. Despite delivering fewer units, the West Coast region posted an 18.3% year-over-year increase in profits in the first quarter as a result of the Company’s efforts to reposition and strengthen these operations. Revenues from French housing operations increased to $103.3 million on 734 units during the first three months of 2002 from $85.2 million on 553 units in the year-earlier period.

The Company-wide average new home price increased 2.1% in the first quarter of 2002 to $177,900 from $174,300 in the first quarter of 2001. During the quarter, the Company’s domestic average selling price rose 4.0% to $184,200 from $177,100 a year earlier as a result of favorable market conditions as well as the Company’s efforts to maximize lot premiums and increase option revenues. The average selling price in the Company’s West Coast region rose 8.2% to $301,000 in the first three months of 2002 from $278,100 in the same period of 2001 and the average selling price in the Southwest region increased 10.0% to $171,500 from $155,900. In the Central region, the average selling price increased 7.2% to $145,300 in the first quarter of 2002 from $135,500 in the first quarter of 2001. In France, the average selling price for the quarter ended February 28, 2002 decreased 8.6% to $140,800 from $154,100 in the year-earlier quarter due to the continued expansion of operations outside of Paris and an increase in the proportion of deliveries generated from condominiums, which are generally priced below single-family homes.

The Company’s commercial activities in France generated revenues of $3.6 million in the first quarter of 2002 compared with revenues of $9.3 million recorded in the first quarter of 2001. Company-wide revenues from land sales totaled $1.8 million in the first three months of 2002 compared to $9.8 million in the first three months of 2001.

Operating income increased $13.6 million to $63.1 million in the first three months of 2002 from $49.5 million in the first three months of 2001. As a percentage of construction revenues, operating income increased .9 percentage points to 7.0% in the first quarter of 2002 from 6.1% in the first quarter of 2001 due to both a higher housing gross margin and an improved selling, general and administrative expense ratio. Gross profits rose $24.1 million, or 15.5%, to $179.4 million in the first quarter of 2002 from $155.3 million in the prior year’s period. Gross profits as a percentage of construction revenues rose to 20.0% in the first quarter of 2002 from 19.2% in the year-earlier quarter primarily due to an increase in the housing gross margin to 20.0% from 19.5%. The .5 percentage point increase in the Company’s housing gross margin was primarily driven by operational improvements achieved throughout its homebuilding business. Commercial activities in France generated profits of $.7 million during the three months ended February 28, 2002 compared with $1.4 million generated during the three months ended February 28, 2001. Company-wide land sales generated profits of $.2 million and $.3 million in the first quarter of 2002 and 2001, respectively.

Selling, general and administrative expenses increased $10.5 million, or 9.9%, to $116.4 million in the three months ended February 28, 2002 from $105.9 million in the corresponding 2001 period. However, as a percentage of housing revenues, selling, general and administrative expenses improved to 13.0% in the first quarter of 2002 from 13.4% for the same period a year ago. Selling, general and administrative expenses for the first quarter of 2002 reflected the elimination of goodwill amortization as a result of the Company’s adoption of SFAS No. 142 as of December 1, 2001. Selling, general and administrative expenses in the first quarter of 2001 included goodwill amortization of $7.1 million.

Interest income totaled $1.7 million in the first quarter of 2002 and $.9 million in the first quarter of 2001. Interest income was higher in the first three months of 2002 as compared to the same period of 2001 primarily due to an increase in the interest bearing average balances of short-term investments outstanding during the period.

Interest expense (net of amounts capitalized) totaled $8.6 million in the first quarter of 2002, down from $9.8 million for the same period of 2001. Gross interest incurred during the three months ended February 28, 2002 was $2.0 million lower than the amount incurred in the same period of 2001 mainly due to lower interest rates in 2002. In addition, interest expense was impacted by a slightly higher capitalization rate which increased to 63.9% in the first quarter of 2002 from 61.9% a year earlier.

Minority interests totaled $1.9 million in the first quarter of 2002, decreasing from $5.9 million in the first quarter of 2001. Minority interests for the three-month periods ended February 28, 2002 and 2001 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities, while for the three-month period ended February 28, 2001 minority interests also included $3.8 million of distributions associated with the Company’s Feline Prides securities. (The Feline Prides securities in the amount of $189.8 million were issued by the Company on July 7, 1998 and were mandatorily convertible into the Company’s common stock). Since the Feline Prides converted into common stock on August 16, 2001, minority interests for the first quarter of 2002 included no such distributions. Minority interests related to consolidated subsidiaries and joint ventures in the first quarter of 2002 were essentially flat with the year-earlier quarter.

Equity in pretax income of unconsolidated joint ventures totaled $1.2 million in the first quarter of 2002 and $.5 million in the first quarter of 2001. The Company’s joint ventures recorded combined revenues of $13.4 million in the first three months of 2002 compared to $18.9 million in the corresponding period of 2001. All of the joint venture revenues in the first three months of 2002 and 2001 were generated from residential properties. Unconsolidated joint ventures generated combined pretax income of $2.9 million in the first quarter of 2002 and $.7 million in the same period of 2001.

MORTGAGE BANKING

Interest income and interest expense totaled $5.5 million and $3.0 million, respectively, in the first quarter of 2002. Interest income increased $.9 million from the year-earlier quarter primarily due to a higher balance of first mortgages held under commitments of sale and other receivables outstanding during the first three months of 2002 compared to the first three months of 2001. Interest expense decreased $1.3 million in the first quarter of 2002, mainly due to lower interest rates on notes payable outstanding during the period as compared to the year-earlier period.

Other mortgage banking revenues increased by $2.7 million to $11.0 million in the first three months of 2002 from $8.3 million in the first three months of 2001. This increase was primarily the result of higher mortgage originations associated with increases in both the underlying housing unit delivery volume and retention. The term “retention,” refers to the percentage of the Company’s domestic homebuyers using its mortgage banking subsidiary as a loan originator.

General and administrative expenses totaled $5.2 million for the quarter ended February 28, 2002 and $4.5 million for the quarter ended February 28, 2001. General and administrative expenses for the first quarter of 2002 increased mainly as a result of higher staff levels in place to accommodate the Company’s growing backlog and the overall expansion of the mortgage company in anticipation of higher loan origination volumes.

INCOME TAXES

Income tax expense totaled $21.0 million in the first quarter of 2002 and $13.3 million in the first quarter of 2001. These amounts represented effective income tax rates of approximately 33% and 34% in 2002 and 2001, respectively. The effective tax rate decreased in 2002 as a result of tax reduction strategies employed by the Company.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. In the first quarter of 2002, operating, investing and financing activities used net cash of $85.2 million. In the first quarter of 2001, net cash used by operating activities was virtually offset by net cash provided by investing and financing activities.

Operating activities provided $80.5 million of cash during the first three months of 2002 compared to $77.5 million used during the same period of 2001. Sources of operating cash in the first quarter of 2002 included a decrease in receivables of $274.7 million, first quarter earnings of $42.7 million and various noncash items deducted from net income. Partially offsetting these sources were a decrease in accounts payable, accrued expenses and other liabilities of $146.9 million, net investments in inventories of $81.0 million (excluding $21.0 million of inventories acquired through seller financing) and other operating uses of $15.9 million.

In the first quarter of 2001, cash was used for net investments in inventories of $180.9 million (excluding $14.6 million of inventories acquired through seller financing) and other operating uses of $5.8 million. Partially offsetting these uses were a decrease in receivables of $62.0 million, first quarter earnings of $25.8 million, an increase in accounts payable, accrued expenses and other liabilities of $3.1 million, and various noncash items deducted from net income.

Cash provided by investing activities totaled $3.8 million in the first three months of 2002 and $1.4 million in the year-earlier period. In the first quarter of 2002, cash was provided from proceeds of $2.1 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral. Cash was also provided by net sales of $1.3 million of mortgages held for long-term investment and distributions of $.6 million relating to investments in unconsolidated joint ventures. The cash provided in the first quarter of 2002 was partially offset by cash used for net purchases of property and equipment of $.2 million. In the first quarter of 2001, cash was provided from distributions relating to investments in unconsolidated joint ventures of $1.8 million and proceeds received from mortgage-backed securities of $1.5 million. The cash provided in 2001 was partly offset by $1.8 million used for net purchases of property and equipment and $.1 million used for originations of mortgages held for long-term investment.

Financing activities used cash of $169.5 million in first three months of 2002 and provided $76.1 million in the first three months of 2001. In the first quarter of 2002, financing activities used $215.8 million for net payments on borrowings, $175.0 million for the redemption of 9 3/8% senior subordinated notes, $3.2 million for dividend payments, $2.0 million for payments on collateralized mortgage obligations and $1.1 million for payments to minority interests. Partially offsetting these uses were $198.4 million in proceeds from the sale of 8 5/8% senior subordinated notes and $29.2 million from the issuance of common stock under employee stock plans. Pursuant to its 1997 Shelf Registration, on December 14, 2001, the Company issued 8 5/8% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due December 15, 2008, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The Company used $175.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding 9 3/8% senior subordinated notes due 2003. The remaining net proceeds were used for general corporate purposes.

Financing activities in first quarter of 2001 resulted in net cash inflows due mainly to net proceeds from the sale of 9 1/2% senior subordinated notes of $247.5 million and the issuance of common stock under employee stock plans of $15.2 million. Partially offsetting these sources were payments on borrowings of $178.9 million, payments to minority interests of $3.7 million, cash dividend payments of $2.6 million and payments on collateralized mortgage obligations of $1.4 million.

During the first quarter of 2002, the Company increased the total committed capacity under its domestic unsecured credit facility by $20.0 million to $752.0 million, and, as of February 28, 2002, the Company had $525.1 million available under this facility, net of $58.9 million of outstanding letters of credit. French unsecured financing agreements, totaling $350.5 million, had in the aggregate $206.1 million available at February 28, 2002. In addition, the Company’s mortgage banking operation had $2.6 million available under its $300.0 million Mortgage Warehouse Facility and $120.2 million available under its $200.0 million Master Loan and Security Agreement at the end of the first quarter of 2002. The Company’s mortgage banking subsidiary is currently in the process of renewing its Master Loan and Security Agreement, which expires on May 25, 2002, and negotiating another loan agreement to increase its overall borrowing capacity. The Company’s financial leverage, as measured by the ratio of debt to total capital, was 49.7% at February 28, 2002 compared to 56.6% at February 28, 2001. The Company seeks to maintain its ratio of debt to total capital within a targeted range of 45%-55%.

The Company’s 2001 Shelf Registration, filed on October 15, 2001 with the SEC for up to $750.0 million of the Company’s debt and equity securities, was declared effective by the SEC on January 28, 2002. The 2001 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, stock purchase contracts, stock purchase units and/or warrants to purchase such securities. No securities have been issued under the 2001 Shelf Registration and $750.0 million of capacity remains available.

Subsequent to February 28, 2002, the Company repurchased shares of its common stock under its previously announced Stock Repurchase Program. Under this program, the Company has authority to repurchase up to 4 million shares of its common stock. As of April 12, 2002, the Company had repurchased 873,900 shares at an aggregate cost of $37.7 million. The Company currently plans to continue to look for opportunities to repurchase additional shares from time to time.

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

Outlook

The Company’s residential backlog as of February 28, 2002 consisted of 12,543 units, excluding joint ventures, representing aggregate future revenues of approximately $2.29 billion. This was the highest first quarter-end backlog in the Company’s history in terms of both units and value. The Company’s backlog units and backlog value at February 28, 2002 increased 1.4% and 5.0%, respectively, from 12,375 units, representing aggregate future revenues of approximately $2.18 billion, at February 28, 2001. The Company’s unit backlog at February 28, 2002 was higher than year-earlier levels both domestically and in France. Company-wide net orders of 6,441 for the first three months of 2002 were up 1.5% compared to the 6,344 net orders generated in the first three months of 2001. During the first quarter of 2002, the Company experienced volatility in its year-over-year monthly net order comparisons, continuing a trend that began in 2001. Nevertheless, the quarter ended on a positive note with net orders for the month of February 2002 up 7.5% from the same month of 2001. Subsequent to the end of the first quarter, overall net order comparisons remained favorable with net orders for the month of March 2002 increasing 5.3% from the same period a year ago.

While overall domestic backlog levels at February 28, 2002 were higher than year-earlier levels, the Company experienced mixed results within its three domestic regions. The Company’s domestic operations accounted for approximately $1.99 billion of backlog value on 10,451 units at February 28, 2002 compared to $1.88 billion on 10,447 units at February 28, 2001. In the Company’s West Coast region, backlog totaled approximately $767.8 million on 2,477 units at February 28, 2002 compared to $754.6 million on 2,616 units at February 28, 2001. Net orders generated in the region increased 44.3% to 1,697 units in the first quarter of 2002 from 1,176 units for the same quarter a year ago as a result of the Company’s efforts to strategically reposition and strengthen its West Coast operations. In the Company’s Southwest region, the backlog value totaled $479.8 million on 2,817 units at February 28, 2002 compared to $460.4 million on 3,036 units at February 28, 2001, while net orders decreased 23.4% to 1,512 units in the first quarter of 2002 from 1,973 in the year-earlier quarter. The decrease in net orders primarily occurred in Las Vegas and Phoenix, two markets which were exceptionally strong in 2001 and which operated with fewer active communities in the first quarter of 2002 as compared to the year-earlier quarter. In the Company’s Central region, backlog totaled approximately $746.5 million on 5,157 units at the end of the first quarter of 2002, up from $667.2 million on 4,795 units a year earlier. However, the Company's net orders in the region were down 4.5% to 2,418 units in the first quarter of 2002 from 2,531 units in the same period of 2001, mainly due to fewer net orders from Austin and Colorado as these two markets moderated from the high levels of 2001.

In France, the value of residential backlog at February 28, 2002 was approximately $293.8 million on 2,092 units compared to $297.7 million on 1,928 units a year earlier. The Company’s net orders in France increased 22.6% to 814 in the first quarter of 2002 from 664 in the first quarter of 2001 as the number of active communities rose mainly due to an acquisition completed in the fourth quarter of 2001. The value of backlog associated with the Company’s French commercial development activities decreased to approximately $39.4 million at February 28, 2002 from $75.2 million at February 28, 2001.

Substantially all of the homes included in residential backlog are expected to be delivered in 2002; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

Despite continued volatility in net orders, the Company nevertheless remains confident in its outlook for the remainder of 2002 and currently expects to deliver just over 25,000 homes for the year while maintaining appropriate caution that the homebuilding industry is impacted by a variety of economic factors including consumer confidence, employment levels and interest rates. The Company anticipates unit delivery volume in the second quarter of 2002 to be tempered by the lingering effects of the sales slowdown following the September 11th tragedy, and its reluctance, at that time, to build any speculative inventory. Nonetheless, the Company is optimistic and with deliveries expected to rebound later in the year and operating margins anticipated to continue to improve, it expects to achieve solid performance in 2002. The Company intends to continue to increase overall unit deliveries in future years through the well-developed, long-term growth strategies it has in place. The Company’s growth strategies include the expansion of existing operations and the possible entry into new geographic markets through acquisitions or de novo entry. Growth in existing markets will be driven by the Company’s ability to increase the average number of active communities in its major markets.

For the rest of 2002, the Company intends to continue to focus on the achievement of operational excellence to promote improvement in its margins. The Company expects the combined effects of increased unit volume and higher operating margins to fuel its results and generate record earnings in 2002. However, these goals could be materially affected by various risk factors such as the continued impact of terrorist activities and U.S. response, accelerating recessionary trends and other adverse changes in general economic conditions either nationally, in the U.S. or France, or in the localized regions in which the Company operates; continued diminution in domestic job growth or employment levels; continued downturn in the economy’s pace; or changes in home mortgage interest rates or consumer confidence, among other things.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, the continued impact of the terrorist activities and U.S. response, accelerating recessionary trends and other adverse changes in general economic conditions, material prices, labor costs, interest rates, the secondary market for loans, consumer confidence, competition, currency exchange rates insofar as they affect the Company’s operations in France, environmental factors, government regulations affecting the Company’s operations, the availability and cost of land in desirable areas, unanticipated violations of Company policy, unanticipated legal proceedings, and conditions in the capital, credit and homebuilding markets. See the Company’s Annual Report on Form 10-K for the year ended November 30, 2001 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company’s business.

The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended February 28, 2002. For additional information regarding the Company’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Stockholders of the Company was held on April 11, 2002, at which the following matters set forth in the Company’s Proxy Statement dated March 5, 2002, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below. All numbers reported are shares of the Company’s common stock.

(1)	The nominees listed below were elected directors for a three-year term expiring at the 2005 Annual Meeting of Stockholders with the respective votes set forth opposite their names:

Nominee	For	Authority Withheld

Jane Evans	45,211,740	997,310
James A. Johnson	45,557,292	651,758
Dr. Barry Munitz	45,191,824	1,017,226
Sanford C. Sigoloff	45,189,420	1,019,630

Messrs. Henry G. Cisneros; Kenneth M. Jastrow, II and Bruce Karatz continue as directors and, if nominated, will next stand for re-election at the 2003 Annual Meeting of Stockholders; Messrs. Ronald W. Burkle, Dr. Ray R. Irani, Guy Nafilyan and Luis G. Nogales also continue as directors and, if nominated, will next stand for re-election at the 2004 Annual Meeting of Stockholders.

(2)	A proposal seeking approval of an amendment to the KB Home Performance-Based Incentive Plan for Senior Management was approved with the votes as set forth below:

For	Against	Withheld

44,143,348	1,864,452	201,248

Item 5. Other Information

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three-month periods ended February 28, 2002 and 2001, together with backlog data in terms of units and value by geographical region as of February 28, 2002 and 2001.

							Backlog - Value
	Deliveries		Net Orders		Backlog - Units		In Thousands

Region	2002	2001	2002	2001	2002	2001	2002	2001

West Coast	863	981	1,697	1,176	2,477	2,616	$767,836	$754,618
Southwest	1,246	1,248	1,512	1,973	2,817	3,036	479,822	460,411
Central	2,182	1,746	2,418	2,531	5,157	4,795	746,481	667,155
France	734	553	814	664	2,092	1,928	293,776	297,706

Total	5,025	4,528	6,441	6,344	12,543	12,375	$2,287,915	$2,179,890

Unconsolidated joint ventures	56	84	13	65	55	189	$10,780	$37,611

Item 6. Exhibits and Reports on Form 8-K

Exhibits

24	The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.

Reports on Form 8-K

On December 3, 2001, the Company filed a Current Report on Form 8-K (Item 5), which included two exhibits in connection with the issuance of $200.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes due 2008 pursuant to Registration Statement No. 333-41549.

On December 14, 2001, the Company filed a Current Report on Form 8-K (Item 5), which included certain exhibits in connection with the issuance of $200.0 million aggregate principal amount of its 8 5/8% Senior Subordinated Notes due 2008 pursuant to Registration Statement No. 333-41549.

On January 23, 2002, the Company filed a Current Report on Form 8-K (Item 5), which included two exhibits in connection with Pre-Effective Amendment No. 2 (filed January 23, 2002) to the $750.0 million Registration Statement on Form S-3 of KB Home (Registration Statement No. 333-71630) initially filed on October 15, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	April 12, 2002	/s/ BRUCE KARATZ Bruce Karatz Chairman and Chief Executive Officer (Principal Executive Officer)

Dated	April 12, 2002	/s/ WILLIAM R. HOLLINGER William R. Hollinger Senior Vice President and Controller (Principal Accounting Officer)