Form 10-Q
period 2002-05-31
KB HOME
filed 2002-07-15
CIK 795266

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2002.

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

Yes [X]        No [   ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF MAY 31, 2002.

Common stock, par value $1.00 per share, 49,816,007 shares outstanding, including 7,930,410 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 3,448,100 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

		Page
		Number(s)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Income - Six Months and Three Months Ended May 31, 2002 and 2001	3

	Consolidated Balance Sheets - May 31, 2002 and November 30, 2001	4

	Consolidated Statements of Cash Flows - Six Months Ended May 31, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-9

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	10-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts — Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,

	2002	2001	2002	2001

Total revenues	$2,055,319	$1,888,010	$1,139,654	$1,066,945

Construction:
Revenues	$2,015,856	$1,860,148	$1,116,645	$1,051,953
Construction and land costs	(1,607,600)	(1,503,514)	(887,799)	(850,662)
Selling, general and administrative expenses	(257,867)	(239,176)	(141,507)	(133,286)

Operating income	150,389	117,458	87,339	68,005
Interest income	2,583	1,841	884	937
Interest expense, net of amounts capitalized	(14,941)	(19,299)	(6,342)	(9,464)
Minority interests	(4,287)	(12,320)	(2,428)	(6,398)
Equity in pretax income of unconsolidated joint ventures	2,598	1,556	1,440	1,086

Construction pretax income	136,342	89,236	80,893	54,166

Mortgage banking:
Revenues:
Interest income	11,149	9,671	5,671	5,097
Other	28,314	18,191	17,338	9,895

	39,463	27,862	23,009	14,992
Expenses:
Interest	(5,557)	(8,934)	(2,565)	(4,638)
General and administrative	(10,922)	(9,142)	(5,675)	(4,616)

Mortgage banking pretax income	22,984	9,786	14,769	5,738

Total pretax income	159,326	99,022	95,662	59,904
Income taxes	(52,600)	(33,700)	(31,600)	(20,400)

Net income	$106,726	$65,322	$64,062	$39,504

Basic earnings per share	$2.50	$1.85	$1.50	$1.11

Diluted earnings per share	$2.36	$1.77	$1.42	$1.07

Basic average shares outstanding	42,673	35,331	42,696	35,691

Diluted average shares outstanding	45,131	36,920	45,175	36,803

Cash dividends per common share	$.150	$.150	$.075	$.075

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	May 31,	November 30,
	2002	2001

ASSETS
Construction:
Cash and cash equivalents	$107,443	$266,195
Trade and other receivables	376,579	437,043
Inventories	2,112,687	1,884,761
Investments in unconsolidated joint ventures	8,208	8,844
Deferred income taxes	114,471	118,584
Goodwill	192,192	190,785
Other assets	82,517	77,310

	2,994,097	2,983,522

Mortgage banking:
Cash and cash equivalents	15,683	15,138
Receivables:
First mortgages and mortgage-backed securities	25,336	30,912
First mortgages held under commitments of sale and other receivables	380,816	655,491
Other assets	10,740	7,803

	432,575	709,344

Total assets	$3,426,672	$3,692,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction:
Accounts payable	$397,816	$446,279
Accrued expenses and other liabilities	309,646	351,144
Mortgages and notes payable	1,132,803	1,088,615

	1,840,265	1,886,038

Mortgage banking:
Accounts payable and accrued expenses	35,082	33,289
Notes payable	330,230	595,035
Collateralized mortgage obligations secured by mortgage-backed securities	18,843	22,359

	384,155	650,683

Minority interests in consolidated subsidiaries and joint ventures	66,205	63,664

Common stock	53,264	51,825
Paid-in capital	491,435	458,089
Retained earnings	901,761	801,408
Accumulated other comprehensive income	(6,813)	(3,084)
Deferred compensation	(9,711)	(10,444)
Grantor stock ownership trust, at cost	(172,360)	(176,976)
Treasury stock, at cost	(121,529)	(28,337)

Total stockholders’ equity	1,136,047	1,092,481

Total liabilities and stockholders’ equity	$3,426,672	$3,692,866

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Six Months Ended May 31,

	2002	2001

Cash flows from operating activities:
Net income	$106,726	$65,322
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in pretax income of unconsolidated joint ventures	(2,598)	(1,556)
Minority interests	4,287	12,320
Amortization of discounts and issuance costs	1,376	615
Depreciation and amortization	8,318	21,768
Provision for deferred income taxes	4,113	4,548
Change in:
Receivables	335,139	(30,774)
Inventories	(133,726)	(203,371)
Accounts payable, accrued expenses and other liabilities	(88,168)	(9,058)
Other, net	(17,722)	(9,384)

Net cash provided (used) by operating activities	217,745	(149,570)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	3,234	3,617
Net sales of mortgages held for long-term investment	1,882	849
Payments received on first mortgages and mortgage-backed securities	3,694	4,072
Purchases of property and equipment, net	(2,576)	(3,696)

Net cash provided by investing activities	6,234	4,842

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(323,738)	(108,485)
Proceeds from issuance of senior subordinated notes	198,412	247,500
Redemption of senior subordinated notes	(175,000)	—
Payments on collateralized mortgage obligations	(3,555)	(3,891)
Payments on mortgages, land contracts and other loans	(16,395)	(12,174)
Issuance of common stock under employee stock plans	39,401	21,391
Payments to minority interests	(1,746)	(9,818)
Payments of cash dividends	(6,373)	(5,315)
Repurchases of common stock	(93,192)	—

Net cash provided (used) by financing activities	(382,186)	129,208

Net decrease in cash and cash equivalents	(158,207)	(15,520)
Cash and cash equivalents at beginning of period	281,333	33,081

Cash and cash equivalents at end of period	$123,126	$17,561

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$15,508	$20,064

Income taxes paid	$43,353	$11,682

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$94,200	$22,434

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of May 31, 2002, the results of its consolidated operations for the six months and three months ended May 31, 2002 and 2001, and its consolidated cash flows for the six months ended May 31, 2002 and 2001. The results of operations for the six months and three months ended May 31, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2001 has been taken from the audited financial statements as of that date.

2. Inventories

Inventories consist of the following (in thousands):

	May 31,	November 30,
	2002	2001

Homes, lots and improvements in production	$1,681,706	$1,433,880
Land under development	430,981	450,881

Total inventories	$2,112,687	$1,884,761

The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,

	2002	2001	2002	2001

Interest incurred	47,864	$52,311	24,076	$26,524
Interest expensed	$(14,941)	(19,299)	$(6,342)	(9,464)

Interest capitalized	32,923	33,012	17,734	17,060
Interest amortized	(28,617)	(27,250)	(16,004)	(15,624)

Net impact on consolidated pretax income	$4,306	$5,762	$1,730	$1,436

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Earnings Per Share (continued)

The following table presents a reconciliation of average shares outstanding (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,

	2002	2001	2002	2001

Basic average shares outstanding	42,673	35,331	42,696	35,691
Net effect of stock options assumed to be exercised	2,458	1,589	2,479	1,112

Diluted average shares outstanding	45,131	36,920	45,175	36,803

4. Comprehensive Income

     The following table presents the components of comprehensive income (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,

	2002	2001	2002	2001

Net income	$106,726	$65,322	$64,062	$39,504
Foreign currency translation adjustment	5,092	(3,003)	8,814	(8,839)
Net derivative gains (losses)	(8,821)	618	(1,527)	2,218

Comprehensive income	$102,997	$62,937	$71,349	32,883

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

6. Goodwill

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than amortized as previous standards required. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, although early application is permitted for entities, like the Company, with fiscal years beginning after March 15, 2001. The Company adopted SFAS No. 142 on December 1, 2001, earlier than required. The impairment test of goodwill performed by the Company as of December 1, 2001 indicated no impairment. Application of the provisions of SFAS No. 142 by the Company resulted in the elimination of goodwill amortization expense in the three months and six months ended May 31, 2002. Results reported for the second quarter and first half of 2001 included after tax goodwill amortization expense of $4.6 million and $9.3 million, respectively. For the three months ended May 31, 2001, elimination of this amortization expense would have resulted in net income of $44.1 million and an increase of $.13 in both basic and diluted earnings per share, from the amounts reported, to $1.24 and $1.20, respectively. For the six months ended May 31, 2001, elimination of this amortization would

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Goodwill (continued)

have resulted in net income of $74.6 million, an increase of $.26 in basic earnings per share, from the amount reported, to $2.11 and an increase of $.25 in diluted earnings per share, from the amount reported, to $2.02.

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

     At May 31, 2002, the Company had aggregate notional amounts of $480.3 million outstanding under mortgage forward delivery contracts and non-mandatory commitments, and aggregate notional amounts of $115.4 million outstanding under interest rate lock agreements. At May 31, 2002, the estimated fair value of mortgage forward delivery contracts and non-mandatory commitments was less than the notional amounts by $5.4 million. At May 31, 2002, the estimated fair value of interest rate lock agreements exceeded the notional amounts by $1.1 million. All of the fair values were based on available market information.

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

The Company’s current universal shelf registration statement (the “2001 Shelf Registration”), filed on October 15, 2001 with the Securities and Exchange Commission (“SEC”) for up to $750.0 million of the Company’s debt and equity securities, was declared effective by the SEC on January 28, 2002. The 2001 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, stock purchase contracts, stock purchase units and/or warrants to purchase such securities. No securities have been issued under the 2001 Shelf Registration and $750.0 million of capacity remains available.

On May 13, 2002, the Company’s mortgage banking subsidiary renewed an existing $200.0 million Master Loan and Security Agreement with an investment bank. The agreement, which commenced in 1999 and expires on May 26, 2003, provides for a facility fee based on the $200.0 million maximum amount available and provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Mortgages and Notes Payable (continued)

The Company’s mortgage banking subsidiary also entered into an additional $400.0 million Master Loan and Security Agreement with another investment bank on May 13, 2002. The agreement, which expires on May 13, 2003, provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed.

The amounts outstanding under both mortgage banking Master Loan and Security Agreements are secured by separate borrowing bases, which include certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under either facility. Both facilities include financial covenants and restrictions which, among other things, require the Company’s mortgage banking subsidiary to maintain certain financial statement ratios, a minimum tangible net worth and a minimum net income.

9. Stock Repurchase Program

During the second quarter of 2002, the Company repurchased 2.0 million shares of its common stock at an aggregate price of $93.2 million. Under its share repurchase program, established in October 2001, the Company has authority to repurchase up to 4.0 million shares of its common stock. As of July 12, 2002, the Company had repurchased 3.8 million shares under the program at an aggregate price of $179.0 million, including the shares repurchased during the first half of 2002.

10. Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Total revenues for the three months ended May 31, 2002 increased $72.7 million, or 6.8%, to $1.14 billion from $1.07 billion for the three months ended May 31, 2001. For the six months ended May 31, 2002, total revenues increased $167.3 million, or 8.9%, to $2.06 billion from $1.89 billion in the year-earlier period. The increases in total revenues for the three-month and six-month periods of 2002 compared to 2001 resulted primarily from higher housing revenues. Net income for the second quarter of 2002 totaled $64.1 million, or $1.42 per diluted share compared with second quarter 2001 net income of $39.5 million or $1.07 per diluted share. For the six months ended May 31, 2002, net income totaled $106.7 million or $2.36 per diluted share compared to $65.3 million or $1.77 per diluted share for the six months ended May 31, 2001. The increase in diluted earnings per share in both the second quarter and first half of 2002 was principally driven by higher unit volume, a higher housing gross margin and an increase in pretax income from mortgage banking operations. The Company’s year-over-year diluted earnings per share growth was substantially lower than its net income growth in both periods of 2002 as a result of a year-over-year increase in the average number of diluted shares outstanding of 22.7% and 22.2% for the second quarter and first half of 2002, respectively.

CONSTRUCTION

Revenues rose by $64.7 million, or 6.1%, to $1.12 billion in the second quarter of 2002 from $1.05 billion in the second quarter of 2001 primarily due to an increase in housing revenues. Housing revenues for the period increased by 8.6%, or $87.8 million, to $1.11 billion from $1.02 billion in the year-earlier period as a result of a 4.9% increase in unit deliveries, excluding joint ventures, and a 3.5% increase in the Company’s average selling price. Housing revenues in the United States increased 5.0% to $969.4 million on 5,129 unit deliveries in the second quarter of 2002 from $923.3 million on 5,012 units in the corresponding quarter of 2001. Housing revenues from the West Coast (California) region for the second quarter of 2002 totaled $345.4 million, down 11.7% from $391.4 million in the year-earlier period. Unit deliveries in the West Coast region in the second quarter of 2002 decreased 17.0% to 1,152 from 1,388 in the second quarter of 2001, as the average number of active communities in the region declined 28.6% to 60 from 84. Housing revenues from the Southwest (Arizona, Nevada and New Mexico) region totaled $247.0 million for the three months ended May 31, 2002 compared to $235.0 million for the same period a year ago, an increase of 5.1%. Unit deliveries in the Southwest region decreased to 1,412 in the second quarter of 2002 from 1,503 in the second quarter of 2001, reflecting a 6.9% decrease in the average number of active communities in the region to 67 from 72. In the Central (Colorado, Florida and Texas) region, housing revenues increased 27.0% to $377.0 million in the second quarter of 2002 from $296.9 million in the year-earlier quarter as unit deliveries advanced 20.9% to 2,565 from 2,121 and the average number of active communities rose 11.4% to 117 from 105 in the year-earlier quarter. Revenues from French housing operations for the three months ended May 31, 2002 increased to $137.6 million on 876 unit deliveries from $96.0 million on 711 unit deliveries in the year-earlier period.

During the second quarter of 2002, the Company’s overall average selling price increased 3.5% to $184,300 from $178,100 in the same quarter a year ago. The Company’s domestic average selling price rose 2.6% to $189,000 in the second quarter of 2002 from $184,200 in the same period of 2001 as a result of price increases implemented in certain markets within each region. For the three months ended May 31, 2002, the average selling price in the Company’s West Coast region increased 6.3% to $299,800 from $282,000 for the same period a year ago and the average selling price in the Southwest region rose 12.0% to $175,000 from $156,300. In the Central region, the average selling price increased 5.0% to $147,000 in the second quarter of 2002 from $140,000 in the second quarter of 2001. In France, the average selling price for the three months ended May 31, 2002 increased 16.3% to $157,000 from $135,000 in the year-earlier quarter.

The Company’s commercial activities in France generated revenues of $9.2 million in the second quarter of 2002 compared with revenues of $7.0 million in the second quarter of 2001. Revenues from Company-wide land sales totaled $.5 million in the second quarter of 2002 compared to $25.7 million in the second quarter of 2001.

For the first six months of 2002, construction revenues increased by $155.7 million, or 8.4%, to $2.02 billion, from $1.86 billion for the same period a year ago mainly as a result of higher housing revenues. Housing revenues totaled $2.00 billion on 11,030 units in the first half of 2002 compared to $1.81 billion on 10,251 units for the same period a year ago. Housing operations in the United States produced revenues of $1.76 billion on 9,420 units in the first six months of 2002 and $1.63 billion on 8,987 units in the comparable period of 2001. During the first half of 2002, housing revenues from the West Coast region decreased 8.9% to $605.2 million from $664.2 million in the first half of 2001, on a 14.9% decrease in unit deliveries during the period to 2,015 from 2,369 in 2001. Housing revenues from the Southwest region increased 7.3% to $460.7 million from $429.6 million despite unit deliveries in the region decreasing 3.4% to 2,658 from 2,751. Housing revenues from the Central region increased 30.1% to $694.0 million in the first six months of 2002 from $533.4 million in the same period of 2001 with unit deliveries in the region increasing 22.8% to 4,747 from 3,867. French housing revenues totaled $240.9 million on 1,610 unit deliveries in the first half of 2002 compared to $181.2 million on 1,264 unit deliveries in the corresponding period of 2001.

The Company-wide average new home price increased 2.8% to $181,400 in the first half of 2002 from $176,400 in the year-earlier period. For the first half of 2002, the average selling price in the West Coast region increased 7.1% to $300,300 from $280,400 for the first half of 2001 and the average selling price in the Southwest region rose 11.0% to $173,300 from $156,100. The average selling price in the Central region increased 6.0% in the first six months of 2002 to $146,200 from $137,900 in the same period of 2001. The higher average selling prices in each of the Company’s domestic regions in the first half of 2002 resulted from selected increases in sales prices in certain markets and increases in lot premiums and options sold through the Company’s KB Home Studios. In France, the average selling price for the six-month period increased 4.4% to $149,600 in 2002 compared to $143,300 in 2001, primarily due to a change in product mix as well as a positive foreign currency translation impact.

The Company’s commercial activities in France generated revenues of $12.8 million in the first six months of 2002 compared with revenues of $16.4 million in the first six months of 2001. Company-wide revenues from land sales decreased to $2.3 million in the first half of 2002 from $35.4 million in the first half of 2001. Generally, land sale revenues fluctuate with management’s decisions to maintain or decrease the Company’s land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company and prevailing market conditions.

Operating income increased by $19.3 million to $87.3 million in the second quarter of 2002 from $68.0 million in the second quarter of 2001. As a percentage of construction revenues, operating income rose 1.3 percentage points to 7.8% in the three months ended May 31, 2002 from 6.5% in the same period a year ago, reflecting a higher housing gross margin and a lower selling, general and administrative expense ratio. Gross profits increased by $27.5 million, or 13.7%, to $228.8 million in the second quarter of 2002 from $201.3 million in the prior year’s period. During this same period, housing gross profits increased by $25.6 million to $225.9 million from $200.3 million. Housing gross margin increased .7 percentage points to 20.4% in the second quarter of 2002 from 19.7% in the year-earlier quarter due to higher average selling prices combined with the Company’s continued improvement in operating efficiencies. Commercial activities in France generated profits of $3.0 million during the three months ended May 31, 2002, compared with $1.1 million generated during the three months ended May 31, 2001. Land sales generated essentially break-even results in the second quarters of 2002 and 2001.

Selling, general and administrative expenses totaled $141.5 million in the three-month period ended May 31, 2002 compared to $133.3 million in the three months ended May 31, 2001. As a percentage of housing revenues, selling, general and administrative expenses were 12.8% in the second quarter of 2002 compared to 13.1% in the same period a year ago.

For the first six months of 2002, operating income increased by $32.9 million to $150.4 million from $117.5 million in the corresponding period of 2001. As a percentage of construction revenues, operating income increased 1.2 percentage points to 7.5% in the first half of 2002 from 6.3% in the first half of 2001 due to both a higher housing gross margin and an improved selling, general and administrative expense ratio. Housing gross profits increased by $50.5 million, or 14.3%, to $404.4 million in the first half of 2002 from $353.9 million in the first half of 2001 with the housing gross margin increasing to 20.2% from 19.6%. This .6 percentage point increase in the Company’s housing gross margin for the six months ended May 31, 2002 resulted primarily from operational improvements achieved throughout its homebuilding business combined with higher average selling prices. Commercial activities in France produced profits of $3.7 million in the first half of 2002, compared with $2.5 million generated in the first half of 2001. Company-wide land sales generated nominal profits in the first six months of both 2002 and 2001.

Selling, general and administrative expenses increased by $18.7 million to $257.9 million for the first half of 2002 from $239.2 million for the same period of 2001. As a percentage of housing revenues, selling, general and administrative expenses decreased by .3 percentage points to 12.9% for the first six months of 2002 from 13.2% in the corresponding period of 2001.

Interest income totaled $.9 million in both the second quarter of 2002 and 2001. For the first six months, interest income totaled $2.6 million in 2002 and $1.8 million in 2001. Interest income was higher in the first half of 2002 as compared to the same period of 2001 primarily due to an increase in the interest bearing average balances of short-term investments.

Interest expense (net of amounts capitalized) decreased by $3.2 million to $6.3 million in the second quarter of 2002 from $9.5 million in the second quarter of 2001. For the six months ended May 31, 2002, interest expense decreased by $4.4 million to $14.9 million from $19.3 million for the six months ended May 31, 2001. Gross interest incurred in the three months and six months ended May 31, 2002 was lower than that incurred in the corresponding year-ago periods by $2.4 million and $4.4 million, respectively, mainly due to lower interest rates in 2002. In addition, the percentage of interest capitalized during the three months ended May 31, 2002 increased to 73.7% from 64.3% in the same period of 2001. For the six months ended May 31, this percentage increased to 68.8% in 2002 from 63.1% in 2001. The increase in the percentage of interest capitalized during the three months and six months ended May 31, 2002 primarily resulted from a higher proportion of land under development in 2002 compared to 2001.

Minority interests totaled $2.4 million in the second quarter of 2002 and $6.4 million in the second quarter of 2001. For the first half of 2002, minority interests totaled $4.3 million compared with $12.3 million in the first half of 2001. Minority interests for the three months and six months ended May 31, 2002 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities, while for the corresponding periods of 2001 minority interests also included distributions associated with the Company’s Feline Prides. In the three-month and six-month periods of 2001, distributions associated with the Feline Prides totaled $3.8 million and $7.6 million, respectively. (The Feline Prides securities in the amount of $189.8 million were issued by the Company on July 7, 1998 and were mandatorily convertible into the Company’s common stock). Since the Feline Prides converted into common stock on August 16, 2001, minority interests in the three and six-month periods ended May 31, 2002 included no such distributions. Minority interests related to consolidated subsidiaries for the second quarter and first half of 2002 were essentially flat with the corresponding year-earlier periods.

Equity in pretax income of unconsolidated joint ventures totaled $1.4 million in the second quarter of 2002 and $1.1 million in the second quarter of 2001. The Company’s joint ventures generated combined revenues of $18.0 million during the three months ended May 31, 2002 compared with $22.8 million in the corresponding period of 2001. For the first half of 2002, the Company’s equity in pretax income of unconsolidated joint ventures totaled $2.6 million compared to $1.6 million for the same period of 2001. Combined revenues from these joint ventures totaled $31.4 million in the first half of 2002 and $41.8 million in the first half of 2001. Combined revenues from unconsolidated joint ventures were lower during the three-month and six-month periods ended May 31, 2002 as compared to the same periods of 2001 due to a decrease in joint venture unit deliveries. All of the joint venture revenues in the 2002 and 2001 periods were generated from residential properties.

MORTGAGE BANKING

Interest income and interest expense totaled $5.7 million and $2.6 million, respectively, in the second quarter of 2002. Interest income for the quarter ended May 31, 2002, increased $.6 million from the year-earlier quarter, while interest expense decreased $2.0 million. For the first six months of 2002, interest income from mortgage banking activities increased by $1.5 million and related interest expense decreased by $3.4 million from the same period of 2001. Interest income for the three and six-month periods ended May 31, 2002 was higher primarily due to an increase in the balance of first mortgages held under commitments of sale and other receivables outstanding as compared to the same periods a year earlier. Interest expense decreased in the three-month and six-month periods of 2002, reflecting a lower balance of notes payable outstanding and lower interest rates during the periods as compared to the year-earlier period.

Other mortgage banking revenues increased by $7.4 million to $17.3 million in the second quarter of 2002 from $9.9 million in the prior year’s second quarter. For the first half of 2002, other mortgage banking revenues totaled $28.3 million, an increase of $10.1 million from $18.2 million in the first half of 2001. The increases in the second quarter and first half of 2002 were primarily the result of higher mortgage originations associated with higher housing unit delivery volume and increased retention. The term “retention” refers to the percentage of the Company’s domestic homebuyers using its mortgage banking subsidiary as a loan originator.

General and administrative expenses associated with mortgage banking activities totaled $5.7 million in the second quarter of 2002 and $4.6 million for the same period of 2001. For the six-month period, these expenses totaled $10.9 million in 2002 and $9.1 million in 2001. General and administrative expenses increased in the three and six-month periods ended May 31, 2002, mainly as a result of higher staff levels in place to accommodate the Company’s growing backlog and the overall growth of the mortgage company in anticipation of higher origination volumes expected in 2002.

INCOME TAXES

Income tax expense totaled $31.6 million and $20.4 million in the second quarters of 2002 and 2001, respectively. For the first six months of 2002, income tax expense totaled $52.6 million compared to $33.7 million in the same period of 2001. The income tax amounts represented effective income tax rates of approximately 33% in 2002 and 34% in 2001. The effective tax rate decreased in 2002 as a result of tax reduction strategies employed by the Company.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. For the six months ended May 31, 2002, net cash used by operating, investing and financing activities totaled $158.2 million compared to $15.5 million used in the six months ended May 31, 2001.

Operating activities provided $217.7 million of cash during the first six months of 2002 compared to $149.6 million used during the same period of 2001. Sources of operating cash in the first half of 2002 included a decrease in receivables of $335.1 million, six months’ earnings of $106.7 million and various noncash items deducted from net income. Partially offsetting these sources were investments in inventories of $133.7 million (excluding $94.2 million of inventories acquired through seller financing), a decrease in accounts payable, accrued expenses and other liabilities of $88.2 million, and other operating uses of $17.7 million.

In the first six months of 2001 cash was used to fund an investment of $203.4 million in inventories (excluding $22.4 million of inventories acquired through seller financing), an increase in receivables of $30.8 million, a decrease in accounts payable, accrued expenses and other liabilities of $9.1 million and other operating uses of $9.4 million. Sources of operating cash in the first six months of 2001 included six months’ earnings of $65.3 million and various noncash items deducted from net income.

Investing activities provided $6.2 million of cash in the first half of 2002 compared to $4.8 million provided in the year-earlier period. In the first six months of 2002, cash was provided from proceeds of $3.7 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral, distributions of $3.2 million relating to investments in unconsolidated joint ventures and net sales of $1.9 million of mortgages held for long term investment. The cash provided was partially offset by cash used for net purchases of property and equipment of $2.6 million. In the first six months of 2001, cash was provided from proceeds of $4.1 million received from mortgage-backed securities, distributions of $3.6 million relating to investments in unconsolidated joint ventures, and $.8 million from net sales of mortgages held for long-term investment. The cash provided in 2001 was partly offset by $3.7 million used for net purchases of property and equipment.

Financing activities in the first six months of 2002 used $382.2 million of cash compared to $129.2 million provided in the first half of 2001. In the first six months of 2002, cash was used for net payments on borrowings of $340.1 million, redemption of the Company’s 9 3/8% senior subordinated notes of $175.0 million, repurchases of common stock of $93.2 million, cash dividend payments of $6.4 million, payments on collateralized mortgage obligations of $3.6 million and payments to minority interests of $1.7 million. Partially offsetting these uses were $198.4 million in proceeds from the sale of 8 5/8% senior subordinated notes and $39.4 million from the issuance of common stock under employee stock plans. On December 14, 2001, the Company issued 8 5/8% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due December 15, 2008, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The Company used $175.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding 9 3/8% senior subordinated notes due 2003. The remaining net proceeds were used for general corporate purposes.

Financing activities in the first six months of 2001 resulted in net cash inflows due to net proceeds of $247.5 million from the sale of the Company’s 9 1/2% senior subordinated notes and $21.4 million from the issuance of common stock under employee stock plans. Partially offsetting these sources were net payments on borrowings of $120.7 million, payments to minority interests of $9.8 million, cash dividend payments of $5.3 million and payments on collateralized mortgage obligations of $3.9 million.

As of May 31, 2002 the Company had a total of $589.4 million available under its $812.0 million domestic unsecured credit facility (comprised of a $644.0 million revolving credit facility and a $168.0 million term loan), net of $54.6 million of outstanding letters of credit. The Company’s French unsecured financing agreements, totaling $437.9 million, had in the aggregate $359.1 million available at May 31, 2002. In addition, the Company’s mortgage banking operations had $151.6 available under its $400.0 million Master Loan and Security Agreement, $273.6 million available under its $300.0 million Mortgage Warehouse Facility and $144.6 million available under its $200.0 million Master Loan and Security Agreement at quarter-end. The Company’s financial leverage, as measured by the ratio of debt to total capital, was 49.9% at May 31, 2002 compared to 54.8% at May 31, 2001. The Company seeks to maintain its ratio of debt to total capital within a targeted range of 45% — 55%.

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

On May 13, 2002, the Company’s mortgage banking subsidiary renewed an existing $200.0 million Master Loan and Security Agreement with an investment bank. The agreement, which commenced in 1999 and expires on May 26, 2003, provides for a facility fee based on the $200.0 million maximum amount available and provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed.

The Company’s mortgage banking subsidiary also entered into an additional $400.0 million Master Loan and Security Agreement with another investment bank on May 13, 2002. The agreement, which expires on May 13, 2003, provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed.

The amounts outstanding under both mortgage banking Master Loan and Security Agreements are secured by separate borrowing bases, which include certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under either facility. Both facilities include financial covenants and restrictions which, among other things, require the Company’s mortgage banking subsidiary to maintain certain financial statement ratios, a minimum tangible net worth and a minimum net income.

During the second quarter of 2002, the Company repurchased 2.0 million shares of its common stock at an aggregate price of $93.2 million. Under its share repurchase program, established in October 2001, the Company has authority to repurchase up to 4.0 million shares of its common stock. As of July 12, 2002, the Company had repurchased 3.8 million shares under the program at an aggregate price of $179.0 million, including the shares repurchased during the first half of 2002.

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

Outlook

The value of the Company’s residential backlog, excluding joint ventures, reached $2.64 billion as of May 31, 2002, 9.7% greater than the backlog value of $2.40 billion as of May 31, 2001. Backlog units at May 31, 2002 decreased 2.1% to 13,732 from 14,022 units at May 31, 2001. Company-wide net orders for the second quarter of 2002 totaled 7,194, down 2.4% compared to the 7,370 net orders in the second quarter of 2001. While year-over-year monthly net order comparisons remained volatile during the quarter ended May 31, 2002, for the month of June 2002, Company-wide net orders increased 20.7% when compared to June 2001

The Company’s domestic operations accounted for approximately $2.27 billion of backlog value on 11,399 units at May 31, 2002, up from $2.12 billion on 11,909 units at May 31, 2001. Backlog in the West Coast region totaled approximately $977.6 million on 3,217 units at May 31, 2002, compared to $790.9 million on 2,769 units at May 31, 2001. Net orders in the West Coast region increased 22.8% to 1,892 in the second quarter of 2002 from 1,541 for the same quarter a year ago, reflecting the strengthening of these operations as a result of the favorable market conditions and healthy demand in this region. In the Company’s Southwest region, backlog value decreased to $512.5 million on 2,927 units from approximately $523.8 million on 3,388 units at May 31, 2001, while net orders of 1,522 in the second quarter of 2002 were down 18.0% from 1,855 net orders in the year-earlier quarter. The decrease in net orders primarily occurred in Las Vegas and Phoenix, two markets which were exceptionally strong in 2001 but which operated with fewer active communities in the second quarter of 2002 as compared to the year-earlier quarter. Backlog in the Company’s Central region totaled approximately $782.0 million on 5,255 units at the end of the second quarter of 2002, down from $805.0 million on 5,752 units a year earlier. Central region net orders for the second quarter of 2002 decreased 13.5% to 2,663 net orders from 3,078 net orders in the same period of 2001 mainly due to fewer net orders from Houston and Colorado as these two markets moderated from the high levels of 2001. The average number of active communities in the Company’s domestic operations for the second quarter of 2002 was 244, down 6.5% from 261 for the same quarter a year ago. By the end of the fourth quarter of 2002, the Company expects the community count to be higher compared to the fourth quarter of 2001.

In France, the value of residential backlog at May 31, 2002 was approximately $365.1 million on 2,333 units, up from $285.3 million on 2,113 units a year earlier. The Company’s net orders in France increased 24.7% to 1,117 net orders in the second quarter of 2002 from 896 net orders in the second quarter of 2001, as the number of active communities rose mainly due to an acquisition completed in the fourth quarter of 2001. The value of backlog associated with the Company’s French commercial development activities totaled approximately $28.5 million at May 31, 2002 compared to $49.4 million at May 31, 2001.

Substantially all of the homes included in residential backlog are expected to be delivered in 2002; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

Company-wide net orders, excluding joint ventures, for the month of June 2002 increased 20.7% from the comparable period of 2001. During this same period, domestic net orders were up 17.0%, reflecting increases of 71.6% and 14.4% in West Coast and Central net orders, respectively, partially offset by an 11.1% decrease in Southwest net orders. In France, net orders for the month of June 2002 rose approximately 44.6% from the same period a year ago.

Based on its strong financial results for the first half of 2002 and its healthy backlog of homes at May 31, 2002, the Company remains confident in its outlook for the remainder of 2002 and currently expects to deliver slightly more than 25,000 homes for the year, with appropriate caution that the homebuilding industry is impacted by a variety of economic factors including consumer confidence, employment levels and interest rates. The Company intends to continue to increase overall unit delivery growth in future years through the well-developed, long-term growth strategies it has in place, through the expansion of existing operations and the possible entry into new geographic markets through acquisitions or de novo entry. The Company has most recently focused on expansion into the southeastern United States, entering the Jacksonville, Florida market with its acquisition of Trademark Home Builders, Inc. in July 2001 and announcing its de novo entry into Tampa, Florida in January 2002. Growth in the Company’s existing markets will be driven by its ability to increase the average number of active communities and market share in its major markets.

For the remainder of 2002, the Company intends to continue to focus on the achievement of operational excellence to promote improvement in its margins. The Company expects the combined effects of increased unit volume and higher operating margins to fuel its results and generate record earnings in 2002. However, these goals could be materially affected by various risk factors such as the continued impact of terrorist activities and U.S. military response, accelerating recessionary trends and other adverse changes in general economic conditions either nationally, in the U.S. or France, or in the localized regions in which the Company operates; continued diminution in domestic job growth or employment levels; a continued downturn in the economy’s pace; or changes in home mortgage interest rates or consumer confidence, among other things.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions, material prices, labor costs, interest rates, the continued impact of terrorist activities and U.S. response, accelerating recessionary trends and other adverse, the secondary market for loans, consumer confidence, competition, currency exchange rates (insofar as they affect the Company’s operations in France), environmental factors, government regulations affecting the Company’s operations, the availability and cost of land in desirable areas, unanticipated violations of Company policy, unanticipated legal proceedings, and conditions in the capital, credit and homebuilding markets. See the Company’s Annual Report on Form 10-K for the year ended November 30, 2001 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company’s business.

The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and six months ended May 31, 2002. For additional information regarding the Company’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

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

Item 5. Other Information

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three months and six months ended May 31, 2002 and 2001, together with backlog data in terms of units and value by geographical region as of May 31, 2002 and 2001.

	Three Months Ended May 31,

	Deliveries		Net Orders

Region	2002	2001	2002	2001

West Coast	1,152	1,388	1,892	1,541
Southwest	1,412	1,503	1,522	1,855
Central	2,565	2,121	2,663	3,078
France	876	711	1,117	896

Total	6,005	5,723	7,194	7,370

Unconsolidated Joint Ventures	47	98	1	74

	Six Months Ended May 31,				May 31,

							Backlog - Value
	Deliveries		Net Orders		Backlog - Units		In Thousands

Region	2002	2001	2002	2001	2002	2001	2002	2001

West Coast	2,015	2,369	3,589	2,717	3,217	2,769	$977,628	$790,862
Southwest	2,658	2,751	3,034	3,828	2,927	3,388	512,544	523,751
Central	4,747	3,867	5,081	5,609	5,255	5,752	782,033	805,022
France	1,610	1,264	1,931	1,560	2,333	2,113	365,147	285,255

Total	11,030	10,251	13,635	13,714	13,732	14,022	$2,637,352	$2,404,890

Unconsolidated Joint Ventures	103	182	14	139	9	165	$1,809	$33,330

Item 6. Exhibits and Reports on Form 8-K

Exhibits

24	The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME

Registrant

Dated	July 15, 2002	/s/ BRUCE KARATZ

Bruce Karatz Chairman and Chief Executive Officer (Principal Executive Officer)

Dated	July 15, 2002	/s/ DOMENICO CECERE

Domenico Cecere Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT 27