Form 10-Q
period 2002-08-31
KB HOME
filed 2002-10-11
CIK 795266

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2002.

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

Yes [X]     No [   ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF AUGUST 31, 2002.

Common stock, par value $1.00 per share, 47,881,679 shares outstanding, including 7,915,520 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 5,448,100 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

		Page
		Number(s)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Consolidated Statements of Income — Nine Months and Three Months Ended August 31, 2002 and 2001	3

	Consolidated Balance Sheets — August 31, 2002 and November 30, 2001	4

	Consolidated Statements of Cash Flows — Nine Months Ended August 31, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 5.	Other Information	19-20

Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURES		21

CERTIFICATIONS		22-23

INDEX OF EXHIBITS		24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts — Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,

	2002	2001	2002	2001

Total revenues	$3,348,288	$3,123,323	$1,292,969	$1,235,313

Construction:
Revenues	$3,282,582	$3,075,296	$1,266,726	$1,215,148
Construction and land costs	(2,603,508)	(2,480,489)	(995,908)	(976,975)
Selling, general and administrative expenses	(409,888)	(377,569)	(152,021)	(138,393)

Operating income	269,186	217,238	118,797	99,780
Interest income	3,411	2,646	828	805
Interest expense, net of amounts capitalized	(22,685)	(30,723)	(7,744)	(11,424)
Minority interests	(8,589)	(20,274)	(4,302)	(7,954)
Equity in pretax income of unconsolidated joint ventures	3,606	2,381	1,008	825

Construction pretax income	244,929	171,268	108,587	82,032

Mortgage banking:
Revenues:
Interest income	17,139	15,862	5,990	6,191
Other	48,567	32,165	20,253	13,974

	65,706	48,027	26,243	20,165
Expenses:
Interest	(8,512)	(14,452)	(2,955)	(5,518)
General and administrative	(17,605)	(14,334)	(6,683)	(5,192)

Mortgage banking pretax income	39,589	19,241	16,605	9,455

Total pretax income	284,518	190,509	125,192	91,487
Income taxes	(93,900)	(64,800)	(41,300)	(31,100)

Net income	$190,618	$125,709	$83,892	$60,387

Basic earnings per share	$4.54	$3.50	$2.06	$1.63

Diluted earnings per share	$4.29	$3.36	$1.95	$1.58

Basic average shares outstanding	42,010	35,897	40,698	37,016

Diluted average shares outstanding	44,480	37,371	43,070	38,199

Cash dividends per common share	$.225	$.225	$.075	$.075

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	August 31,	November 30,
	2002	2001

ASSETS
Construction:
Cash and cash equivalents	$96,639	$266,195
Trade and other receivables	367,707	437,043
Inventories	2,199,884	1,884,761
Investments in unconsolidated joint ventures	8,935	8,844
Deferred income taxes	119,667	118,584
Goodwill	194,163	190,785
Other assets	102,764	77,310

	3,089,759	2,983,522

Mortgage banking:
Cash and cash equivalents	24,240	15,138
Receivables:
First mortgages and mortgage-backed securities	22,846	30,912
First mortgages held under commitments of sale and other receivables	460,411	655,491
Other assets	15,450	7,803

	522,947	709,344

Total assets	$3,612,706	$3,692,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction:
Accounts payable	$427,565	$446,279
Accrued expenses and other liabilities	354,646	351,144
Mortgages and notes payable	1,174,968	1,088,615

	1,957,179	1,886,038

Mortgage banking:
Accounts payable and accrued expenses	48,945	33,289
Notes payable	396,281	595,035
Collateralized mortgage obligations secured by mortgage-backed securities	16,523	22,359

	461,749	650,683

Minority interests in consolidated subsidiaries and joint ventures	65,612	63,664

Common stock	53,330	51,825
Paid-in capital	493,069	458,089
Retained earnings	982,659	801,408
Accumulated other comprehensive loss	(391)	(3,084)
Deferred compensation	(9,344)	(10,444)
Grantor stock ownership trust, at cost	(172,036)	(176,976)
Treasury stock, at cost	(219,121)	(28,337)

Total stockholders’ equity	1,128,166	1,092,481

Total liabilities and stockholders’ equity	$3,612,706	$3,692,866

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Nine Months Ended August 31,

	2002	2001

Cash flows from operating activities:
Net income	$190,618	$125,709
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in pretax income of unconsolidated joint ventures	(3,606)	(2,381)
Minority interests	8,589	20,274
Amortization of discounts and issuance costs	1,742	948
Depreciation and amortization	12,321	32,566
Provision for deferred income taxes	(1,083)	7,209
Change in:
Receivables	264,416	(167,415)
Inventories	(212,769)	(255,256)
Accounts payable, accrued expenses and other liabilities	444	78,925
Other, net	(35,767)	(21,024)

Net cash provided (used) by operating activities	224,905	(180,445)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(29,058)
Investments in unconsolidated joint ventures	3,515	4,092
Net sales of mortgages held for long-term investment	1,884	2,132
Payments received on first mortgages and mortgage-backed securities	6,182	6,350
Purchases of property and equipment, net	(5,852)	(5,794)

Net cash provided (used) by investing activities	5,729	(22,278)

Cash flows from financing activities:
Net payments on credit agreements and other short-term Borrowings	(309,752)	(19,217)
Proceeds from issuance of senior subordinated notes	198,412	247,500
Proceeds from issuance of senior notes	144,302	—
Redemption of senior subordinated notes	(175,000)	—
Payments on collateralized mortgage obligations	(5,914)	(5,994)
Payments on mortgages, land contracts and other loans	(77,769)	(17,479)
Issuance of common stock under employee stock plans	41,425	35,769
Payments to minority interests	(6,641)	(17,733)
Payments of cash dividends	(9,367)	(8,023)
Repurchases of common stock	(190,784)	—

Net cash provided (used) by financing activities	(391,088)	214,823

Net increase (decrease) in cash and cash equivalents	(160,454)	12,100
Cash and cash equivalents at beginning of period	281,333	33,081

Cash and cash equivalents at end of period	$120,879	$45,181

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$30,853	$35,354
Income taxes paid	$77,395	$24,324

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$102,354	$33,639

Conversion of Feline Prides	$—	$189,750

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of August 31, 2002, the results of its consolidated operations for the nine months and three months ended August 31, 2002 and 2001, and its consolidated cash flows for the nine months ended August 31, 2002 and 2001. The results of operations for the nine months and three months ended August 31, 2002 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2001 has been taken from the audited financial statements as of that date.

2.	Inventories

Inventories consist of the following (in thousands):

	August 31,	November 30,
	2002	2001

Homes, lots and improvements in production	$1,813,176	$1,433,880
Land under development	386,708	450,881

Total inventories	$2,199,884	$1,884,761

The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

	Nine Months Ended		Three Months Ended
	August 31,		August 31,

	2002	2001	2002	2001

Interest incurred	74,007	$78,533	$26,143	$26,222
Interest expensed	$(22,685)	(30,723)	(7,744)	(11,424)

Interest capitalized	51,322	47,810	18,399	14,798
Interest amortized	(46,830)	(43,480)	(18,213)	(16,230)

Net impact on consolidated pretax income	$4,492	$4,330	$186	$(1,432)

3.	Earnings Per Share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings Per Share (continued)

The following table presents a reconciliation of average shares outstanding (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,

	2002	2001	2002	2001

Basic average shares outstanding	42,010	35,897	40,698	37,016
Net effect of stock options assumed to be exercised	2,470	1,474	2,372	1,183

Diluted average shares outstanding	44,480	37,371	43,070	38,199

4.	Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,

	2002	2001	2002	2001

Net income	$190,618	$125,709	$83,892	$60,387
Foreign currency translation adjustment	13,046	4,408	7,954	7,411
Net derivative losses	(10,353)	(2,017)	(1,532)	(2,635)

Comprehensive income	$193,311	$128,100	$90,314	65,163

5.	Segment Information

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than amortized as previous standards required. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, although early application is permitted for entities, like the Company, with fiscal years beginning after March 15, 2001. The Company adopted SFAS No. 142 on December 1, 2001, earlier than required. The impairment test of goodwill performed by the Company as of December 1, 2001 indicated no impairment. Application of the provisions of SFAS No. 142 by the Company resulted in the elimination of goodwill amortization expense in the three months and nine months ended August 31, 2002. Results reported for the third quarter and first nine months of 2001 included after tax goodwill amortization expense of $4.7 million and $13.9 million, respectively. For the three months ended August 31, 2001, elimination of this amortization expense would have resulted in net income of $65.0 million and an increase of $.13 in basic earnings per share, from the amount reported, to $1.76 and an increase of $.12 in diluted earnings per share, from the amount reported, to $1.70. For the nine months ended August 31, 2001, elimination of this amortization would have resulted in net income of $139.6 million, an increase of $.39 in basic earnings per share, from the amount reported, to $3.89 and an increase of $.38 in diluted earnings per share, from the amount reported, to $3.74.

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

At August 31, 2002, the Company had aggregate notional amounts of $575.8 million outstanding under mortgage forward delivery contracts and non-mandatory commitments, and aggregate notional amounts of $198.4 million outstanding under interest rate lock agreements. At August 31, 2002, the estimated fair value of mortgage forward delivery contracts and non-mandatory commitments was less than the notional amounts by $6.5 million. At August 31, 2002, the estimated fair value of interest rate lock agreements exceeded the notional amounts by $3.6 million. All of the fair values were based on available market information.

8.	Mortgages and Notes Payable

On December 14, 2001, pursuant to a universal shelf registration statement filed with the Securities and Exchange Commission on December 5, 1997, the Company issued $200.0 million of 8 5/8% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due December 15, 2008, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. On or prior to December 15, 2004, the Company may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of one or more public or private equity offerings at a redemption price of 108.625% of their principal amount, together with accrued and unpaid interest. The notes are not otherwise redeemable at the option of the Company. The Company used $175.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding 9 3/8% senior subordinated notes due 2003. The remaining net proceeds were used for general corporate purposes.

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

On July 29, 2002, Kaufman & Broad S.A. (“KBSA”), the Company’s majority owned French subsidiary, issued 150.0 million euros principal amount of 8 3/4% senior notes at 100% of the principal amount of the notes. The notes, which are publicly traded and are due August 1, 2009 with interest payable semi-annually, represent unsecured obligations of KBSA and rank pari passu in right of payment with all other senior unsecured indebtedness of KBSA. On or prior to August 1, 2005, KBSA may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of qualified equity offerings at a redemption price of 108.75% of their principal amount together with accrued and unpaid interest, if any. The notes are not otherwise redeemable at the option of the Company, except in the event of certain changes in tax laws. Proceeds from the issuance of the notes were used to pay down bank borrowings and other indebtedness.

9.	Stock Repurchase Program

During the third quarter of 2002, the Company repurchased 2.0 million shares of its common stock at an aggregate price of $97.6 million. Under its share repurchase program, established in October 2001, the Company had authority to repurchase up to 4.0 million shares of its common stock. During the nine months ended August 31, 2002, the Company repurchased all 4.0 million shares authorized under the program at an aggregate price of $190.8 million.

On July 16, 2002, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization for up to 2.0 million additional shares of the Company’s common stock. No shares had been repurchased under this authorization as of October 10, 2002.

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Subsequent Event

On September 30, 2002, the Company acquired Orlando, Florida-based American Heritage Homes (“AHH”) for approximately $74 million, including the assumption of approximately $46 million in debt. AHH, which in 2001 delivered more than 800 single-family homes in Orlando and Tampa and generated revenues of approximately $140 million, controlled more that 4,000 lots at the time of the acquisition. The AHH acquisition strengthens the Company’s market position in Florida, marking its entry into the Orlando market and supplementing its Tampa start-up business. The results of AHH’s operations will be included in the Company’s consolidated financial statements from the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Total revenues for the three months ended August 31, 2002 increased $57.7 million, or 4.7%, to a new third quarter record of $1.29 billion from $1.24 billion for the three months ended August 31, 2001. For the nine months ended August 31, 2002, total revenues increased $225.0 million, or 7.2%, to $3.35 billion from $3.12 billion in the year-earlier period. The increases in total revenues for the three-month and nine-month periods of 2002 compared to 2001 were primarily driven by higher housing revenues. Net income for the third quarter of 2002 rose 38.9% to $83.9 million, or $1.95 per diluted share, compared to third quarter 2001 net income of $60.4 million, or $1.58 per diluted share. For the nine months ended August 31, 2002, net income rose 51.6% to $190.6 million, or $4.29 per diluted share, compared to $125.7 million, or $3.36 per diluted share, for the nine months ended August 31, 2001. The increase in net income and diluted earnings per share in both the third quarter and first nine months of 2002 was principally due to a higher housing gross margin and an increase in pretax income from mortgage banking operations. The Company’s year-over-year diluted earnings per share growth was substantially lower than its net income growth in both periods of 2002 as a result of year-over-year increases in the average number of diluted shares outstanding of 12.8% and 19.0% for the third quarter and first nine months of 2002, respectively.

CONSTRUCTION

Revenues increased by $51.6 million, or 4.2%, to $1.27 billion in the third quarter of 2002 from $1.22 billion in the third quarter of 2001 primarily due to an increase in housing revenues. Housing revenues for the period rose by 7.9%, or $91.5 million, to $1.25 billion from $1.16 billion in the year-earlier period, mainly due to a 7.6% increase in the Company’s average selling price as unit deliveries of 6,490 were essentially even with the year-earlier period. Housing revenues in the United States increased 5.5% to $1.10 billion on 5,554 unit deliveries in the third quarter of 2002 from $1.04 billion on 5,675 units in the corresponding quarter of 2001. Housing revenues from the West Coast (California) region for the third quarter of 2002 totaled $468.6 million, up 6.3% from $440.7 million in the year-earlier period despite unit deliveries in the region decreasing 5.4% to 1,469 from 1,553 in the third quarter of 2001, as the average number of active communities in the region declined 20.5% to 66 from 83. Housing revenues from the Southwest (Arizona, Nevada and New Mexico) region decreased slightly to $262.6 million for the three months ended August 31, 2002 from $264.2 million for the same period a year ago. Unit deliveries in the Southwest region decreased to 1,574 in the third quarter of 2002 from 1,690 in the third quarter of 2001, reflecting a 13.5% decrease in the average number of active communities in the region to 64 from 74. In the Central (Colorado, Florida and Texas) region, housing revenues increased 9.1% to $366.9 million in the third quarter of 2002 from $336.4 million in the year-earlier quarter as unit deliveries rose 3.2% to 2,511 from 2,432 and the average number of active communities increased 2.6% to 119 from 116 in the year-earlier quarter. Revenues from French housing operations for the three months ended August 31, 2002 increased 28.8% to $155.0 million on 936 unit deliveries from $120.3 million on 798 unit deliveries in the year-earlier period.

During the third quarter of 2002, the Company’s overall average selling price increased 7.6% to $193,100 from $179,500 during the same quarter a year ago. The Company’s domestic average selling price rose 7.7% to $197,700 in the third quarter of 2002 from $183,500 in the same period of 2001 as a result of price increases implemented in certain markets and reflecting favorable market conditions within each region. For the three months ended August 31, 2002, the average selling price in the Company’s West Coast region increased 12.4% to $319,000 from $283,800 for the same period a year ago and the average selling price in the Southwest region rose 6.7% to $166,800 from $156,300. In the Central region, the average selling price increased 5.6% to $146,100 in the third quarter of 2002 from $138,300 in the third quarter of 2001. In France, the average selling price for the three months ended August 31, 2002 increased 9.8% to $165,600 from $150,800 in the year-earlier quarter.

The Company’s commercial activities in France generated revenues of $13.1 million in the third quarter of 2002 compared with revenues of $37.2 million in the third quarter of 2001. Revenues from Company-wide land sales totaled $.6 million in the third quarter of 2002 compared to $16.3 million in the third quarter of 2001.

For the first nine months of 2002, construction revenues increased by $207.3 million, or 6.7%, to $3.28 billion, from $3.08 billion for the same period a year ago mainly as a result of higher housing revenues. Housing revenues totaled $3.25 billion on 17,520 units in the first nine months of 2002 compared to $2.97 billion on 16,724 units for the same period a year ago. Housing operations in the United States produced revenues of $2.86 billion on 14,974 units in the first nine months of 2002 and $2.67 billion on 14,662 units in the comparable period of 2001. During the first nine months of 2002, housing revenues from the West Coast region decreased 2.8% to $1.07 billion from $1.10 billion for the first nine months of 2001, on an 11.2% decrease in unit deliveries during the period to 3,484 from 3,922 in 2001. Housing revenues from the Southwest region increased 4.3% to $723.3 million from $693.7 million despite unit deliveries in the region decreasing 4.7% to 4,232 from 4,441. In the Central region, housing revenues increased 22.0% to $1.06 billion in the first nine months of 2002 from $869.8 million in the same period of 2001 with unit deliveries in the region increasing 15.2% to 7,258 from 6,299. French housing revenues rose to $395.9 million on 2,546 unit deliveries in the first nine months of 2002 from $301.5 million on 2,062 unit deliveries in the corresponding period of 2001.

The Company-wide average new home price increased 4.6% to $185,700 in the first nine months of 2002 from $177,600 in the year-earlier period, reflecting higher average selling prices in each of the Company’s geographic regions. For the first nine months of 2002, the average selling price in the West Coast region increased 9.4% to $308,200 from $281,700 for the first nine months of 2001 and the average selling price in the Southwest region rose 9.4% to $170,900 from $156,200. The average selling price in the Central region increased 5.9% in the first nine months of 2002 to $146,200 from $138,100 in the same period of 2001. The higher average selling prices in each of the Company’s domestic regions for the nine-month period of 2002 resulted from selected increases in sales prices in certain markets and increases in lot premiums and options sold through the Company’s KB Home Studios. In France, the average selling price for the nine-month period increased 6.4% to $155,500 in 2002 compared to $146,200 in 2001, primarily due to a change in product mix as well as a positive foreign currency translation impact.

The Company’s commercial activities in France generated revenues of $25.8 million in the first nine months of 2002 compared with revenues of $53.6 million in the first nine months of 2001. Company-wide revenues from land sales decreased to $2.9 million for the nine months ended August 31, 2002 from $51.8 million for the nine months ended August 31, 2001. Generally, land sale revenues fluctuate with management’s decisions to maintain or decrease the Company’s land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers in a particular market at a given point in time, the availability of land in markets served by the Company and prevailing market conditions.

Operating income increased by $19.0 million to $118.8 million in the third quarter of 2002 from $99.8 million in the third quarter of 2001. As a percentage of construction revenues, operating income rose 1.2 percentage points to 9.4% in the three months ended August 31, 2002 from 8.2% in the same period a year ago, reflecting a higher housing gross margin, partially offset by a higher selling, general and administrative expense ratio. Gross profits increased by $32.6 million, or 13.7%, to $270.8 million in the third quarter of 2002 from $238.2 million in the corresponding quarter of 2001. During this same period, housing gross profits increased by $35.8 million to $267.9 million from $232.1 million. Housing gross margin increased 1.4 percentage points to 21.4% in the third quarter of 2002 from 20.0% in the year-earlier quarter due to both higher average selling prices and the Company’s continued improvement in operating efficiencies. Commercial activities in France generated profits of $2.8 million during the quarter ended August 31, 2002, compared with $5.8 million generated during the quarter ended August 31, 2001. Land sales generated essentially break-even results in the third quarters of 2002 and 2001.

Selling, general and administrative expenses totaled $152.0 million in the three-month period ended August 31, 2002 compared to $138.4 million in the three months ended August 31, 2001. As a percentage of housing revenues, selling, general and administrative expenses were 12.1% in the third quarter of 2002 compared to 11.9% for the same quarter of 2001. The increase in selling, general and administrative expenses resulted from higher insurance costs as well as higher incentive compensation tied directly to the significant improvement in the Company’s operating income.

For the first nine months of 2002, operating income increased by $52.0 million to $269.2 million from $217.2 million in the corresponding period of 2001. As a percentage of construction revenues, operating income increased 1.1 percentage points to 8.2% in the first nine months of 2002 from 7.1% in the first nine months of 2001 due to both a higher housing gross margin and a slightly improved selling, general and administrative expense ratio. Housing gross profits increased by $86.3 million, or 14.7%, to $672.3 million in the first nine months of 2002 from $586.0 million in the first nine months of 2001 with the housing gross margin increasing 1.0 percentage point to 20.7% from 19.7%. This increase in the Company’s housing gross margin for the nine months ended August 31, 2002 resulted from operational improvements achieved throughout its homebuilding business and higher average selling prices. Commercial activities in France produced profits of $6.4 million in the first nine months of 2002, compared with $8.3 million generated in the first nine months of 2001. Company-wide land sales generated profits of $.3 million and $.5 million in the first nine months of 2002 and 2001, respectively.

Selling, general and administrative expenses increased by $32.3 million to $409.9 million for the first nine months of 2002 from $377.6 million for the same period of 2001. However, as a percentage of housing revenues, selling, general and administrative expenses decreased to 12.6% for the first nine months of 2002 from 12.7% for the corresponding period of 2001.

Interest income totaled $.8 million in both the third quarter of 2002 and 2001. For the first nine months, interest income totaled $3.4 million in 2002 and $2.6 million in 2001. Interest income was higher in the first nine months of 2002 as compared to the same period of 2001 primarily due to an increase in the interest bearing average balances of short-term investments.

Interest expense (net of amounts capitalized) decreased by $3.7 million to $7.7 million in the third quarter of 2002 from $11.4 million in the third quarter of 2001. For the nine months ended August 31, 2002, interest expense decreased by $8.0 million to $22.7 million from $30.7 million for the nine months ended August 31, 2001. Gross interest incurred in the three months and nine months ended August 31, 2002 was lower than that incurred in the corresponding year-ago periods by $.1 million and $4.5 million, respectively, mainly due to lower interest rates in 2002. In addition, the percentage of interest capitalized during the three months ended August 31, 2002 increased to 70.4% from 56.4% in the same period of 2001. For the nine months ended August 31, this percentage increased to 69.3% in 2002 from 60.9% in 2001. The increase in the percentage of interest capitalized during the three months and nine months ended August 31, 2002 primarily resulted from a higher proportion of land under development in 2002 compared to 2001.

Minority interests totaled $4.3 million in the third quarter of 2002 and $8.0 million in the third quarter of 2001. For the first nine months of 2002, minority interests totaled $8.6 million compared with $20.3 million in the first nine months of 2001. Minority interests for the three months and nine months ended August 31, 2002 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities, while for the corresponding periods of 2001 minority interests also included distributions associated with the Company’s Feline Prides. In the three-month and nine-month periods of 2001, distributions associated with the Feline Prides totaled $11.4 million and $3.8 million, respectively. (The Feline Prides securities in the amount of $189.8 million were issued by the Company on July 7, 1998 and were mandatorily convertible into the Company’s common stock). Since the Feline Prides converted into common stock on August 16, 2001, minority interests in the three and nine-month periods ended August 31, 2002 included no such distributions. Minority interests related to consolidated subsidiaries for the third quarter and first nine months of 2002 were essentially flat with the corresponding year-earlier periods.

Equity in pretax income of unconsolidated joint ventures totaled $1.0 million in the third quarter of 2002 and $.8 million in the third quarter of 2001. The Company’s joint ventures generated combined revenues of $20.9 million during the three months ended August 31, 2002 compared with $17.4 million in the corresponding period of 2001. For the first nine months of 2002, the Company’s equity in pretax income of unconsolidated joint ventures totaled $3.6 million compared to $2.4 million for the same period of 2001. Combined revenues from these joint ventures totaled $52.3 million in the first nine months of 2002 and $59.1 million in the first nine months of 2001. Combined revenues from unconsolidated joint ventures were lower during the nine-month period ended August 31, 2002 as compared to the same period of 2001 due to a decrease in joint venture unit deliveries in 2002. All of the joint venture revenues in the 2002 and 2001 periods were generated from residential properties.

MORTGAGE BANKING

Interest income and interest expense totaled $6.0 million and $3.0 million, respectively, in the third quarter of 2002. Interest income for the quarter ended August 31, 2002, decreased $.2 million from $6.2 million in the year-earlier quarter, while interest expense decreased $2.5 million from $5.5 million in the third quarter of 2001. Interest income for the third quarter was lower mainly due to a decrease in the average balance of first mortgages held under commitments of sale and other receivables outstanding as compared to the same period a year earlier. For the first nine months of 2002, interest income from mortgage banking activities increased by $1.3 million and related interest expense decreased by $5.9 million from the same period of 2001. Interest income for the nine-month period ended August 31, 2002 was higher primarily due to an increase in the average balance of first mortgages held under commitments of sale and other receivables outstanding as compared to the same period a year earlier. Interest expense decreased in the three-month and nine-month periods of 2002, reflecting a lower average balance of notes payable outstanding and lower interest rates as compared to the corresponding year-earlier periods.

Other mortgage banking revenues rose by $6.3 million to $20.3 million in the third quarter of 2002 from $14.0 million in the prior year’s third quarter primarily due to an increase in average loan size and increased originations associated with higher retention. For the first nine months of 2002, other mortgage banking revenues totaled $48.6 million, an increase of $16.4 million from $32.2 million in the first nine months of 2001. The increase in the first nine months of 2002 was due to higher mortgage originations associated with higher housing unit delivery volume and increased retention. The term “retention” refers to the percentage of the Company’s domestic homebuyers using its mortgage banking subsidiary as a loan originator.

General and administrative expenses associated with mortgage banking activities totaled $6.7 million in the third quarter of 2002 and $5.2 million for the same period of 2001. For the nine-month period, these expenses totaled $17.6 million in 2002 and $14.3 million in 2001. General and administrative expenses increased in the three and nine-month periods ended August 31, 2002, mainly as a result of higher staff levels in place to accommodate the Company’s growing backlog and the overall growth of the mortgage company in anticipation of higher origination volumes expected in 2002.

INCOME TAXES

Income tax expense totaled $41.3 million and $31.1 million in the third quarters of 2002 and 2001, respectively. For the first nine months of 2002, income tax expense totaled $93.9 million compared to $64.8 million in the same period of 2001. The income tax amounts represented effective income tax rates of approximately 33% in 2002 and 34% in 2001. The effective tax rate decreased in 2002 as a result of tax reduction strategies employed by the Company.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. For the nine months ended August 31, 2002, net cash used by operating, investing and financing activities totaled $160.5 million compared to $12.1 million provided in the nine months ended August 31, 2001.

Operating activities provided $224.9 million of cash during the first nine months of 2002 compared to $180.4 million used during the same period of 2001. Sources of operating cash in the first nine months of 2002 included a decrease in receivables of $264.4 million, nine months’ earnings of $190.6 million, an increase in accounts payable, accrued expenses and other liabilities of $.4 million and various noncash items deducted from net income. Partially offsetting these sources were investments in inventories of $212.8 million (excluding $102.4 million of inventories acquired through seller financing), and other operating uses of $35.8 million.

In the first nine months of 2001 cash was used to fund an investment of $255.3 million in inventories (excluding $33.6 million of inventories acquired through seller financing), an increase in receivables of $167.4 million and other operating uses of $21.0 million. Sources of operating cash in the first nine months of 2001 included nine months’ earnings of $125.7 million, an increase in accounts payable, accrued expenses and other liabilities of $78.9 million and various noncash items deducted from net income.

Investing activities provided $5.7 million of cash in the first nine months of 2002 compared to $22.3 million used in the year-earlier period. In the first nine months of 2002, cash was provided from proceeds of $6.2 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral, distributions of $3.5 million relating to investments in unconsolidated joint ventures and net sales of $1.9 million of mortgages held for long term investment. The cash provided was partially offset by cash used for net purchases of property and equipment of $5.9 million. In the first nine months of 2001, $29.1 million, net of cash acquired, was used for the acquisition of Trademark and $5.8 million was used for net purchases of property and equipment. Partially offsetting these uses were proceeds of $6.4 million received from mortgage-backed securities, $4.1 million of distributions relating to investments in unconsolidated joint ventures and $2.1 million from net sales of mortgages held for long-term investment.

Financing activities in the first nine months of 2002 used $391.1 million of cash compared to $214.8 million provided in the first nine months of 2001. In the first nine months of 2002, cash was used for net payments on borrowings of $387.5 million, redemption of the Company’s 9 3/8% senior subordinated notes of $175.0 million, repurchases of common stock of $190.8 million, cash dividend payments of $9.4 million, payments to minority interests of $6.6 million and payments on collateralized mortgage obligations of $5.9 million. Partially offsetting these uses were $198.4 million in proceeds from the sale of 8 5/8% senior subordinated notes, $144.3 million in proceeds from KBSA’s sale of 8 3/4% senior notes and $41.4 million from the issuance of common stock under employee stock plans. On December 14, 2001, the Company issued 8 5/8% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due December 15, 2008, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The Company used $175.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding 9 3/8% senior subordinated notes due 2003. The remaining net proceeds were used for general corporate purposes.

Financing activities in the first nine months of 2001 resulted in net cash inflows due to net proceeds of $247.5 million from the sale of the Company’s 9 1/2% senior subordinated notes and $35.7 million from the issuance of common stock under employee stock plans. Partially offsetting these sources were net payments on borrowings of $36.7 million, payments to minority interests of $17.7 million, cash dividend payments of $8.0 million and payments on collateralized mortgage obligations of $6.0 million.

As of August 31, 2002 the Company had a total of $579.6 million available under its $827.0 million domestic unsecured credit facility (comprised of a $644.0 million revolving credit facility and a $183.0 million term loan), net of $64.4 million of outstanding letters of credit. The Company’s French unsecured financing agreements, totaling $280.5 million, had in the aggregate $268.8 million available at August 31, 2002. In addition, the Company’s mortgage banking operations had $112.8 million available under its $400.0 million Master Loan and Security Agreement, 100% of the capacity available under its $300.0 million Mortgage Warehouse Facility and $90.9 million available under its $200.0 million Master Loan and Security Agreement at quarter-end. The Company’s financial leverage, as measured by the ratio of debt to total capital, was 51.0% at August 31, 2002 compared to 53.4% at August 31, 2001. At both time frames, this placed the Company’s financial leverage within its targeted ratio of debt to total capital of 45% — 55%.

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

On July 29, 2002, Kaufman & Broad S.A. (“KBSA”), the Company’s majority owned French subsidiary, issued 150.0 million euros principal amount of 8 3/4% senior notes at 100% of the principal amount of the notes. The notes, which are publicly traded and are due August 1, 2009 with interest payable semi-annually, represent unsecured obligations of KBSA and rank pari passu in right of payment with all other senior unsecured indebtedness of KBSA. On or prior to August 1, 2005, KBSA may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of qualified equity offerings at a redemption price of 108.75% of their principal amount together with accrued and unpaid interest, if any. The notes are not otherwise redeemable at the option of the Company, except in the event of certain changes in tax laws. Proceeds from the issuance of the notes were used to pay down bank borrowings and other indebtedness.

During the third quarter of 2002, the Company repurchased 2.0 million shares of its common stock at an aggregate price of $97.6 million. Under its share repurchase program, established in October 2001, the Company had authority to repurchase up to 4.0 million shares of its common stock. During the nine months ended August 31, 2002, the Company repurchased all 4.0 million shares authorized under the program at an aggregate price of $190.8 million.

On July 16, 2002, the Company’s Board of Directors approved an increase in the Company’s stock repurchase authorization for up to 2.0 million additional shares of the Company’s common stock. No shares had been repurchased under this authorization as of October 10, 2002.

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

Subsequent Event

On September 30, 2002, the Company acquired Orlando, Florida-based American Heritage Homes (“AHH”) for approximately $74 million, including the assumption of approximately $46 million in debt. AHH, which in 2001 delivered more than 800 single-family homes in Orlando and Tampa and generated revenues of approximately $140 million, controlled more than 4,000 lots at the time of the acquisition. The AHH acquisition strengthens the Company’s market position in Florida, marking its entry into the Orlando market and supplementing its Tampa start-up business. The results of AHH’s operations will be included in the Company’s consolidated financial statements from the date of acquisition.

Outlook

The value of the Company’s residential backlog, excluding joint ventures, stood at $2.64 billion as of August 31, 2002, the highest level for any third quarter in the Company’s history, increasing 14.6% from the backlog value of $2.31 billion as of August 31, 2001. Backlog units at August 31, 2002 increased slightly to 13,561 from 13,464 units at August 31, 2001. Despite the average number of active communities decreasing 2.9% from the year-earlier quarter, Company-wide net orders for the third quarter of 2002 increased 11.5% to 6,319 from 5,665 net orders in the third quarter of 2001, reflecting volume gains in each of the Company’s geographic regions. During each month of the quarter ended August 31, 2002, net orders compared favorably to the corresponding month of 2001. For the month of September 2002, Company-wide net orders increased 2.0% when compared to September 2001.

The Company’s domestic operations accounted for approximately $2.27 billion of backlog value on 11,349 units at August 31, 2002, up from $2.00 billion on 11,429 units at August 31, 2001. Backlog value in the West Coast region increased 51.5% to approximately $989.9 million on 3,134 units at August 31, 2002 from approximately $653.5 million on 2,298 units at August 31, 2001. In the Company’s West Coast region, while the average number of active communities fell 20.5%, net orders increased 28.1% to 1,386 in the third quarter of 2002 from 1,082 for the same quarter a year ago, reflecting favorable market conditions and healthy demand in this region. In the Company’s Southwest region, backlog value increased to approximately $512.9 million on 3,033 units from approximately $497.7 million on 3,192 units at August 31, 2001. Southwest region net orders of 1,680 in the third quarter of 2002 were up 12.4% from 1,494 net orders in the year-earlier quarter, reflecting increases in all markets within the region despite a 13.5% decrease in the average number of active communities. Backlog in the Company’s Central region totaled approximately $772.0 million on 5,182 units at the end of the third quarter of 2002, down 12.7% from $847.6 million on 5,939 units a year earlier. Central region net orders for the third quarter of 2002 increased 2.9% to 2,438 from 2,369 net orders in the same period of 2001 as the average number of active communities remained virtually flat with the year-earlier quarter. The average number of active communities in the Company’s domestic operations for the third quarter of 2002 was 249, down 8.8% from 273 for the same quarter a year ago. The Company expects to increase its domestic community count through new community openings and acquisitions and anticipates its fourth quarter 2002 community count to compare favorably to the fourth quarter of 2001.

In France, the value of residential backlog at August 31, 2002 rose 19.7% to approximately $366.7 million on 2,212 units from $306.5 million on 2,035 units a year earlier. The Company’s net orders in France increased 13.2% to 815 net orders in the third quarter of 2002 from 720 net orders in the third quarter of 2001, as the number of active communities rose 20.6% mainly due to an acquisition completed in the fourth quarter of 2001. The value of backlog associated with the Company’s French commercial development activities totaled approximately $20.8 million at August 31, 2002 compared to $16.9 million at August 31, 2001.

Substantially all of the homes included in residential backlog are expected to be delivered; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

Company-wide net orders, excluding joint ventures, for the month of September 2002 increased 2.0% from the comparable period of 2001. During this same period, domestic net orders were nearly flat with the year-earlier period as West Coast net orders increased 27.6% while Southwest and Central net orders decreased 7.5% and 8.3%, respectively. In France, net orders for the month of September 2002 rose approximately 17.4% from the same period a year ago.

The Company remains confident in its outlook for the remainder of 2002 and currently expects to deliver slightly more than 25,000 homes for the year, with appropriate caution that the homebuilding industry is impacted by a variety of economic factors including consumer confidence, employment levels and interest rates. The low level of mortgage interest rates during 2002 has supported healthy demand and continues to be favorable for the homebuilding industry. The Company’s solid backlog at August 31, 2002 supports its unit delivery projections for the year. The Company intends to continue to increase overall unit delivery growth in future years through the well-developed, long-term growth strategies it has in place, through the expansion of existing operations and the possible entry into new geographic markets through acquisitions or de novo entry. The Company has most recently focused on expansion into the southeastern United States, entering the Jacksonville, Florida market with its acquisition of Trademark Home Builders, Inc. in July 2001, announcing its de novo entry into Tampa, Florida in January 2002 and acquiring Florida-based AHH, which operates in Orlando and Tampa, in September 2002. Growth in the Company’s existing markets will be driven by its ability to increase the average number of active communities and market share in its major markets.

For the remainder of 2002, the Company intends to continue to focus on increasing its community counts and achieving operational excellence to promote further improvement in its margins. The Company anticipates the combined effects of increased unit volume and higher operating margins to fuel its results and generate record earnings in 2002. In the fourth quarter of 2002, the Company expects the benefits of its share repurchases to become more evident in its year-over-year share count and diluted earnings per share comparisons since the anniversary date of the Feline Prides conversion has passed.

The Company expects to continue to generate positive year-over-year net order comparisons in the fourth quarter of 2002 due to its planned new community openings and the lower net order levels in 2001 following the September 11th tragedy. The Company expects community openings in the fourth quarter to boost its order growth for the remainder of 2002. With the community count expected to increase to approximately 400 active communities in the fourth quarter and margins anticipated to continue to improve, the Company expects a strong finish for the year. In addition, the increase in community count is expected to expand the Company’s platform for revenue growth into 2003. However, these goals could be materially affected by various risk factors such as the continued impact of terrorist activities and U.S. military response, accelerating recessionary trends and other adverse changes in general economic conditions either nationally, in the U.S. or France, or in the localized regions in which the Company operates; continued diminution in domestic job growth or employment levels; a continued downturn in the economy’s pace; or changes in home mortgage interest rates or consumer confidence, among other things.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions, material prices, labor costs, interest rates, the continued impact of terrorist activities and U.S. response, accelerating recessionary trends and other adverse changes in general economic conditions, the secondary market for loans, consumer confidence, competition, currency exchange rates (insofar as they affect the Company’s operations in France), environmental factors, government regulations affecting the Company’s operations, the availability and cost of land in desirable areas, unanticipated violations of Company policy, unanticipated legal proceedings, and conditions in the capital, credit and homebuilding markets. See the Company’s Annual Report on Form 10-K for the year ended November 30, 2001 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company’s business.

The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and nine months ended August 31, 2002. For additional information regarding the Company’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2001.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 5. Other Information

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three months and nine months ended August 31, 2002 and 2001, together with backlog data in terms of units and value by geographical region as of August 31, 2002 and 2001.

	Three Months Ended August 31,

	Deliveries		Net Orders

Region	2002	2001	2002	2001

West Coast	1,469	1,553	1,386	1,082
Southwest	1,574	1,690	1,680	1,494
Central	2,511	2,432	2,438	2,369
France	936	798	815	720

Total	6,490	6,473	6,319	5,665

Unconsolidated Joint Ventures	10	79	1	64

	Nine Months Ended August 31,				August 31,

							Backlog — Value
	Deliveries		Net Orders		Backlog — Units		In Thousands

Region	2002	2001	2002	2001	2002	2001	2002	2001

West Coast	3,484	3,922	4,975	3,799	3,134	2,298	$989,927	$653,487
Southwest	4,232	4,441	4,714	5,322	3,033	3,192	512,872	497,700
Central	7,258	6,299	7,519	7,978	5,182	5,939*	772,046	847,614*
France	2,546	2,062	2,746	2,280	2,212	2,035	366,733	306,470

Total	17,520	16,724	19,954	19,379	13,561	13,464*	$2,641,578	$2,305,271*

Unconsolidated Joint Ventures	113	261	15	203	—	150	$—	$30,000

*	Backlog amounts for 2001 have been adjusted to reflect the acquisition of Trademark Home Builders, Inc. Therefore, backlog amounts at November 30, 2000 combined with net order and delivery activity for the first nine months of 2001 will not equal ending backlog at August 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

24	The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
99.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On August 12, 2002, the Company filed a current report on Form 8-K (Item 7 and Item 9), which included its Written Statement pursuant to Securities and Exchange Commission Order No. 4-460 of Bruce Karatz, Principal Executive Officer of KB Home, dated August 9, 2002 and its Written Statement pursuant to Securities and Exchange Commission Order No. 4-460 of Domenico Cecere, Principal Financial Officer of KB Home, dated August 9, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated October 10, 2002	/s/ BRUCE KARATZ

Bruce Karatz Chairman and Chief Executive Officer (Principal Executive Officer)

Dated October 10, 2002	/s/ DOMENICO CECERE

Domenico Cecere Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Bruce Karatz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of KB Home.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated October 10, 2002	/s/ BRUCE KARATZ

Bruce Karatz Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Domenico Cecere, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of KB Home.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated October 10, 2002	/s/ DOMENICO CECERE

Domenico Cecere Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

		Page of Sequentially
		Numbered Pages

99.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	25
99.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26