Form 10-K
period 2002-11-30
KB HOME
filed 2003-02-28
CIK 795266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑  Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2002

or

☐  Transition Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File No. 1-9195

KB HOME

(Exact name of registrant as specified in its charter)

Incorporated in Delaware (State or other jurisdiction of incorporation or organization)	95-3666267 (I.R.S. Employer Identification No.)

10990 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA 90024

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (310) 231-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock (par value $1.00 per share)	New York Stock Exchange
Rights to Purchase Series A Participating Cumulative Preferred Stock	New York Stock Exchange
7 3/4% Senior Notes due 2004	New York Stock Exchange
8 5/8% Senior Subordinated Notes due 2008	New York Stock Exchange
7 3/4% Senior Subordinated Notes due 2010	New York Stock Exchange
9 1/2% Senior Subordinated Notes due 2011	New York Stock Exchange

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

YES ✓    NO

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.  ☐

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON FEBRUARY 14, 2003 WAS $2,203,992,432, INCLUDING 7,647,315 SHARES HELD BY THE REGISTRANT’S GRANTOR STOCK OWNERSHIP TRUST AND EXCLUDING 5,448,100 SHARES HELD IN TREASURY.

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK ON FEBRUARY 14, 2003 WAS AS FOLLOWS:

Common Stock (par value $1.00 per share) 48,038,196 shares, including 7,647,315 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 5,448,100 shares held in treasury.

Documents Incorporated by Reference

  2002 Annual Report to Stockholders (incorporated into Part II).

  Notice of 2003 Annual Meeting of Stockholders and Proxy Statement (incorporated into Part III).

PART I

Item 1. BUSINESS

General

      KB Home is one of the largest homebuilders in the United States based on the number of homes delivered. We have domestic operations in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas, and, through a majority-owned subsidiary, international operations in France. In January 2001, we changed our name from Kaufman and Broad Home Corporation to KB Home, a name which is intended to convey our strong customer focus and commitment to helping homebuyers realize their dream of homeownership. Founded in 1957, KB Home builds innovatively designed homes which cater primarily to first-time and first move-up homebuyers, generally in medium-sized developments close to major metropolitan areas. Kaufman & Broad S.A. (“KBSA”), KB Home’s majority-owned French subsidiary, builds single-family homes, high density residential properties such as condominium complexes and commercial projects in France. KBSA is among the largest builders in France based on the number of homes delivered. KB Home provides mortgage banking services to a majority of its domestic homebuyers through its wholly owned subsidiary, KB Home Mortgage Company (“KBHMC”).

      KB Home is a Delaware corporation with principal executive offices at the following address: 10990 Wilshire Boulevard, Los Angeles, California 90024. The telephone number of our corporate headquarters is (310) 231-4000 and our Web site address is kbhome.com.

Markets

      We delivered 25,452 units in 2002 (excluding 113 deliveries from unconsolidated joint ventures), the highest number of units delivered during any year in our history. Our unit deliveries for the year ended November 30, 2002 increased 4% from the previous year’s 24,538 units (excluding 330 deliveries from unconsolidated joint ventures). During 2002, we operated an average of 330 active communities compared with 329 communities in 2001. The average selling price of our homes was $190,800 in 2002, up 7% from $178,000 in 2001.

      Since 1997, our unit deliveries have grown at a compound annual rate of 17%. We believe that our strategy of operating in high growth markets according to the principles of our KBnxt operational business model (formerly known as KB2000) has been a key driver in our expansion. We hope to continue to increase our unit deliveries in future years following our current primary growth strategies, which are to expand existing operations to optimal market volume levels while exploring entry into new markets through acquisitions or de novo entry. Our growth could be materially affected, however, by the following factors: the continued impact of terrorist activities and U.S. military response (including the much-discussed potential U.S. conflict with Iraq); changes in general economic conditions either nationally, in the U.S. or France, or in the localized regions in which we operate or may commence operations; changes in job growth and employment levels; increases in home mortgage interest rates or declines in consumer confidence; or disruptions to national security in the U.S. or France, among other things. Nevertheless, we hope to continue to grow our business in 2003. In recent years, in addition to growing our existing businesses, we have been active in completing acquisitions.

      On July 19, 2001, we acquired Trademark Home Builders, Inc. (“Trademark”), a builder of single-family homes in Jacksonville, Florida. The acquisition marked our entry into Florida. Trademark was acquired for approximately $30.1 million, including the assumption of approximately $16.3 million in debt. On September 26, 2001, KBSA, our majority-owned French subsidiary, completed the acquisition of Résidences Bernard Teillaud (“RBT”), a France-based builder of condominiums. As a result of the acquisition, KBSA believes it has a leading market position in the Rhône-Alpes region of France. RBT was acquired for approximately $28.7 million.

      On September 30, 2002, we acquired Orlando, Florida-based American Heritage Homes (“AHH”) for approximately $74.0 million, including the assumption of approximately $46.5 million in debt. AHH, which in 2001 delivered more than 800 single-family homes in Orlando and Tampa and generated revenues of approximately $140.0 million, controlled more than 4,000 lots at the time of the acquisition. The AHH acquisition strengthens our market position in Florida, marking our entry into the Orlando market and supplementing our Tampa start-up business.

      During the late 1990’s, as a result of both organic growth and acquisitions, our homebuilding operations became more geographically diverse. Prior to that, for approximately a decade, we built virtually all of our homes in the California and Paris, France markets. We believe this increased diversity reduces the risk of financial impacts resulting from changes in demand in individual markets. Our principal regional markets as of November 30, 2002 were: “West Coast” — California; “Southwest” — Arizona, Nevada and New Mexico; “Central” — Colorado, Florida and Texas; and France. We delivered our first homes in California in 1963, France in 1970, Nevada in 1993, Colorado in 1994, New Mexico in 1995, Texas in 1996 and Florida in 2001. In 1994, we also re-entered Arizona, a market in which we had operated several years earlier.

      To enhance our operating capabilities in regional submarkets, we conducted our domestic homebuilding business in 2002 through five divisional offices in California, five divisional offices in Texas, three divisional offices in Florida, two divisional offices in Arizona, and one divisional office in each of Colorado, Nevada and New Mexico. In addition, we operated 18 KB Home Studios in 2002, which are large showrooms where our customers may select from thousands of options for their home. Internationally, KBSA operates our construction business through two divisional offices in France.

      West Coast. Our West Coast region, comprised of operations in Northern and Southern California, accounted for 21% of our total deliveries in 2002 compared to 23% in 2001 and 25% in 2000. During the first half of the 1990’s, weak conditions for new housing and general recessionary trends in the West Coast region along with our desire for continued growth prompted us to diversify our business through aggressive expansion into other western states in 1993. Since 1995, the West Coast region housing market has improved with the number of new housing permits issued in the region having increased each year. In 2002, our unit deliveries in the West Coast region decreased 4% from the previous year with the average number of active communities we operated decreasing 22% to 62. Nonetheless, with deliveries of 5,344 units and a market share of 5%, we believe that we held the largest market share of any homebuilder within the region in 2002.

      In Southern California, we conduct our homebuilding activities in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura counties. In Northern California, our homebuilding activities are conducted in the Central Valley, Monterey Bay, Sacramento and San Francisco Bay-Oakland-San Jose regions.

      The communities we develop in our West Coast region generally consist of single-family detached homes primarily designed for the entry-level housing market. These homes ranged in size from approximately 1,300 to 3,500 square feet in 2002 and sold at an average price of $318,300, well below the region’s new home average of $350,500, as a result of our emphasis on the entry-level market. Our average selling price in the West Coast region increased 12% in 2002 from the previous year average of $283,100 primarily due to strategic increases in sales prices implemented throughout the region and increases in lot premiums and options sold through the KB Home Studios.

      Southwest.  In the early 1990’s, the greatly improved business conditions in other western states coupled with a prolonged economic downturn in California prompted us to expand our domestic operations outside the state. Our Southwest region, which includes operations in Arizona, Nevada and New Mexico, accounted for 24% of our home deliveries in 2002 compared to 25% in 2001 and 26% in 2000. Deliveries from our Southwest region totaled 6,037 units in 2002, down 3% from the prior year with the average number of active communities in the region decreasing 9% to 67 in 2002.

      We conduct our Southwest region homebuilding activities in Phoenix and Tucson, Arizona; Las Vegas, Nevada; and Albuquerque, New Mexico.

      The communities we develop in our Southwest region primarily consist of single-family detached entry-level homes. These homes ranged in size from approximately 1,200 to 3,700 square feet in 2002 and sold at an average price of $169,400. The average selling price of our homes in the Southwest region increased 8% in 2002 from $157,600 in 2001 as a result of selected increases in sales prices in certain markets and communities, as well as increases in lot premiums and options sold through the KB Home Studios.

      Central.  Our Central region, which includes operations in Colorado, Florida and Texas, accounted for 40% of our deliveries in 2002 compared to 38% in 2001 and 36% in 2000. Since delivering our first homes in the Central region in 1994, we have substantially grown these operations, both organically and through acquisitions. Our operations in the Central region delivered 10,284 units in 2002, up 10% from 9,368 units in 2001 partly due to our expansion into Florida through a start-up business established in 2002 and acquisitions completed in 2002 and 2001. In the Central region, the average number of active communities we operated in 2002 rose 13% from the prior year to 123.

      We conduct our Central region homebuilding activities in Denver, Colorado; Jacksonville, Orlando and Tampa Florida; and Austin, Dallas, Houston, Laredo, Rio Grande Valley and San Antonio, Texas.

      The communities we develop in our Central region consist primarily of single-family detached homes targeted at the entry-level housing market. These homes ranged in size from approximately 1,100 to 3,800 square feet in 2002 and sold at an average price of $148,100, up 5% from $140,700 in 2001.

      France.  We conduct our operations in France through our majority-owned subsidiary KBSA, which is one of the leading builders of homes (single-family homes and condominium units) in France. In France, we build homes principally for “move-up” buyers who already own a home. Our principal market in France is the Ile-de-France region, where we built 77% of our individual homes and 46% of our condominium units in 2002. We also have activities in the regions of Lyon, Marseille, Toulouse, Lille, Rouen and Grenoble. In 2002, housing deliveries from our French homebuilding operations increased 12% from the prior year to 3,787 units. Deliveries from our French operations accounted for 15% of our home deliveries in 2002 compared to 14% in 2001 and 13% in 2000. The single-family homes built by our French business ranged in size from approximately 700 to 2,600 square feet in 2002. The average selling price of our homes in France increased 10% to $161,000 in 2002 from $146,300 in 2001.

      In the late 1980’s and early 1990’s, our French operations conducted a large commercial development business with revenues from these activities peaking at $362.3 million in 1990. These commercial operations, which included the development of commercial office buildings in Paris for sale to institutional investors, became a significantly smaller segment of our French operations as the French economy declined in the first half of the 1990’s and we de-emphasized our commercial development operations in light of less favorable commercial market conditions. Since then, the French economy has improved and we have again expanded our commercial activity. As a result, revenues from the development of commercial buildings, all located in metropolitan Paris, totaled $43.8 million in 2002, $69.9 million in 2001 and $.8 million in 2000. The decrease in our commercial revenues in 2002 versus 2001 reflected the completion of certain projects during the year and a lack of new commercial construction contracts initiated in 2002. In 2001, our French commercial revenues increased substantially from 2000 due to the decision to expand our commercial activity as market conditions for this type of development improved.

      Prior to February 7, 2000, KBSA was wholly owned by KB Home. On February 7, 2000, KBSA issued 5,314,327 common shares (including an over-allotment option) in an initial public offering. The offering was made in France and elsewhere in Europe and was priced at 23 euros per share. Since the initial public offering, the French business has been listed on the Premier Marché of the Paris Bourse. The offering generated total net proceeds of $113.1 million, of which $82.9 million was used to reduce our domestic debt and repurchase shares of KB Home common stock. The remainder of the proceeds was used to fund internal and external growth of our French operations. Since the initial public offering, we have maintained a 57% majority ownership interest and continue to consolidate these operations in our financial statements.

      Unconsolidated Joint Ventures. From time to time, we participate in the development, construction and sale of residential properties and commercial projects through unconsolidated joint ventures. These included joint ventures in California, Florida, Nevada, New Mexico and France in 2002; Nevada, New Mexico, and France in 2001; and California, Nevada, New Mexico and France in 2000. Only a relatively small portion of our business is conducted through unconsolidated joint ventures and, in 2002, unit deliveries from joint ventures comprised less than 1% of our total unit deliveries for the year.

      Selected Market Data. The following table sets forth, for each of our regions, unit deliveries, average selling prices and total construction revenues for the years ended November 30, 2002, 2001 and 2000 (excluding the effects of unconsolidated joint ventures).

	Years Ended November 30,

	2002	2001	2000

West Coast:
Unit deliveries	5,344	5,550	5,476
Percent of total unit deliveries	21%	23%	25%
Average selling price	$318,300	$283,100	$257,000
Total construction revenues (in millions)(1)	$1,716.1	$1,605.9	$1,466.4
Southwest:
Unit deliveries	6,037	6,238	5,832
Percent of total unit deliveries	24%	25%	26%
Average selling price	$169,400	$157,600	$145,200
Total construction revenues (in millions)(1)	$1,022.7	$993.0	$862.8
Central:
Unit deliveries	10,284	9,368	8,112
Percent of total unit deliveries	40%	38%	36%
Average selling price	$148,100	$140,700	$128,600
Total construction revenues (in millions)	$1,524.3	$1,326.1	$1,065.8
France:
Unit deliveries	3,787	3,382	2,972
Percent of total unit deliveries	15%	14%	13%
Average selling price(2)	$161,000	$146,300	$158,700
Total construction revenues (in millions)(1)(2)	$675.8	$576.7	$475.5
Total:
Unit deliveries	25,452	24,538	22,392
Average selling price(2)	$190,800	$178,000	$168,300
Total construction revenues (in millions)(1)(2)	$4,938.9	$4,501.7	$3,870.5

(1)	Total construction revenues include revenues from residential development, commercial activities and land sales.

(2)	Average selling prices and total construction revenues for foreign operations have been translated into U.S. dollars using weighted average exchange rates for each period.

Strategy

      Since 1997, we have operated under the principles of our KBnxt operational business model, and have continued to introduce complementary strategies to enhance the benefits of this model. KBnxt emphasizes efficiencies generated from a more process-driven, systematic approach to homebuilding and also focuses on gaining a deeper understanding of customer interests and needs. Key elements of KBnxt include: gaining a detailed understanding of customer desires and preferences through frequent and localized surveys; emphasizing pre-sales instead of speculative inventory; maintaining lower average levels of in-process and standing inventory; establishing even flow production; providing a wide spectrum of choice to customers in terms of location, design and options; offering low base prices; and reducing the use of sales incentives. Since introducing the KBnxt operational business model in 1997, we have made significant progress in implementing it by, among other things, focusing on the pre-sale and backlog building strategy, developing and implementing a rigorous and detailed customer survey program, and opening new KBnxt communities and KB Home Studios.

      In order to leverage the benefits of our KBnxt operational business model, we have concentrated on a strategy designed to achieve a leading position in our major markets. By operating in fewer, larger markets at sufficiently large volume levels, we believe we can better execute our KBnxt operational business model and use economies of scale to increase profits. The general benefits of this strategy include lower land acquisition costs, improved terms with financially stable suppliers and subcontractors, the ability to offer maximum choice in customizing a production home with the best value to customers, and the recruitment and retention of the best management talent.

      We hope to continue to increase our overall unit deliveries in future years. Our growth strategies include expanding existing operations to optimal market volume levels, as well as exploring entry into new markets at high volume levels through acquisitions or de novo entry. Growth in existing markets will be partly driven by our ability to increase the average number of active communities in our major markets through the continued successful implementation of our KBnxt operational business model. We believe these growth strategies can be supplemented by de novo entry into new markets as we did in Phoenix, Arizona; Denver, Colorado; Las Vegas, Nevada; and Austin and Houston, Texas in the 1990’s, and Tampa, Florida in early 2002. In addition, we continue to employ an acquisition strategy which has enabled us to supplement growth in existing markets and facilitate expansion into new markets. We believe that expanding our operations through the acquisition of existing homebuilding companies affords several benefits such as established land positions and existing relationships with land owners, subcontractors and suppliers not found in start-up operations. During the last seven fiscal years, we have made the following acquisitions:

Entity Acquired	Date Acquired	Markets

Rayco	March 1996	San Antonio, Texas
SMCI	July 1997	Paris, France
Hallmark	March 1998	Austin, Houston and San Antonio, Texas
PrideMark	March 1998	Denver, Colorado
Estes	April 1998	Phoenix and Tucson, Arizona
General Homes	August 1998*	Houston, Texas
Lewis Homes	January 1999	Las Vegas, Nevada and Northern Nevada; Southern California and the greater Sacramento area of California
Park	August 1999	Paris, France
Frank Arthur	January 2000	Paris, France
Sefima	July 2000	Paris, France
First	July 2000	Lille, France
Sopra	November 2000	Toulouse and Montpellier, France
Trademark	July 2001	Jacksonville, Florida
RBT	September 2001	Grenoble, Lyon, Chambéry and Annecy, France
American Heritage Homes	September 2002	Orlando and Tampa, Florida

*	In August 1998, we acquired a majority interest in General Homes; we acquired the remaining minority interest in January 1999, bringing our total ownership interest in General Homes to 100% at that time.

      In identifying acquisition targets, we seek homebuilders that possess the following characteristics: a business model similar to or readily convertible to our KBnxt operational business model; access to or control of a significant land position to support growth; a strong management team; and a financial condition positioned to be accretive to earnings in the first full year following acquisition. We believe that the combination of de novo market entries, organic growth in existing markets and continued acquisitions fitting these criteria will enable us to expand our operations in a focused and disciplined manner. However, our ability to acquire other homebuilders in the future could be affected by several factors, including, among other things, general conditions in the U.S. securities markets, our stock price, the general availability of appropriate acquisition candidates, pricing for such transactions, competition among other national or regional builders for such target companies, changes in general economic conditions nationally and in target markets, and capital or credit market conditions.

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

Design and Marketing Strategies

      We believe that we have been and continue to be an innovator in the design of entry-level homes for the first-time and first move-up buyer. Our in-house Builder Services group, whose plans are typically protected by registered copyright, has been successful in creating distinctive design features that meet the core demands and needs of our customers. In 2002, we continued to employ our KBnxt operational business model, seeking to design homes that keep construction costs and base prices as low as possible while achieving high quality levels and promoting customer choice.

      Certain elements of the KBnxt operational business model include achieving an in-depth understanding of customer desires and preferences through detailed market surveys and providing a wide spectrum of choice to customers in terms of location, design and options. Our communities offer entry-level homebuyers an abundance of choices and options which allows customers to customize their home to an extent not typically available with other entry-level builders. After selecting a floorplan and homesite that meet their needs, our buyers visit our KB Home Studios to select options for their home, the cost of which may be rolled into their new home mortgages. Our KB Home Studios, which are now typically “retail”-type locations of approximately 10,000 square feet but can be as large as our 21,000 square foot facility in Las Vegas, Nevada, are located separately from our divisional business offices. These studios offer customers more than 5,000 options — from floor plans to fireplaces to garage doors — in a retail environment convenient to multiple communities. Our personnel are available at the studios to assist homebuyers in selecting options and upgrades.

      We believe that our marketing is one of our key competitive advantages, in relation to both other new home builders and the resale market. Our print advertising is innovative and positions us as the market leader in each of our operating divisions. In 2002, we responded to market conditions by refocusing our advertising on the core message of value, with bold monthly payment messages for all our communities to communicate how affordable a new home is. We reached beyond traditional real estate section advertising as well, by advertising in main news and calendar sections of newspapers, to target an audience that may not yet know they can afford a home. We also partnered with high-profile brands that reflect positively on our own brand and draw a diverse homebuying audience. In 2002, in addition to a number of local and national partnerships, we joined forces with ScholasticTM Books for a national promotion featuring Clifford the Big Red DogTM, the well-known children’s character and star of one of the most highly rated children’s shows on television. The partnership between ScholasticTM Books and KB Home made sense since the majority of KB Homebuyers have young children.

      Our marketing extends well beyond traditional real estate advertising and promotional activities, and also includes our directional signage, billboards, direct mail, doorhangers, and TV and radio spots. We are always looking for new ways to reach potential homebuyers in order to make KB Home the first name consumers think of when they go to buy a home. In 2001, we launched an industry-first 30-minute infomercial, which has since been expanded to a Spanish-language version as well and has become a key source of new leads for us in all our markets. We also launched an aggressive email marketing effort in 2001, which targets almost 100,000 homebuyers a month. This email effort has generated significant new leads and has become one of the most cost-effective ways of maximizing our investment in our existing leads.

      The KB Homebuyers Clubs in our operating divisions have become an essential strategy in driving traffic and developing leads from all these sources into sales. Designed to provide one-on-one personalized counseling on financing, down-payment savings plans and credit repair for people who are not yet ready to buy and match them up with the perfect home once they are, the KB Homebuyers Club provides a way to incubate leads and create long-term brand loyalty. To reach even more consumers and further position ourselves as the first stop for first-time homebuyers, we have begun offering free homebuying seminars in both English and Spanish to the general public at KB Home Studios and local communities in which we operate. These seminars educate consumers about the homebuying and financing process and often include local experts as guest speakers. The seminars have proven to be an essential tool in our marketing outreach and resulted in substantial sales across the company. They are also a key element in our strategy of maximizing every day of the week, not just focusing marketing and sales efforts on Saturday and Sunday as has been traditional in our business.

      In addition to using nontraditional mediums, we have extended our marketing efforts to target emerging markets, particularly focusing on the growing Spanish-speaking population in many of our key regions. We not only advertise in Spanish-language publications and on Spanish-language radio stations, but also have created innovative, dedicated campaigns that reflect our commitment to providing the highest quality homebuying information wherever and however our consumers want it. We want to be the builder of choice not only for the families of today, but the next generations as well.

      We maintain market and specific community information on our Web site which can be reached at kbhome.com and which received nearly 22 million page views in 2002 and just under 13 million page views in 2001. We also utilize a houseCall™ Center, a phone service center designed to bring potential buyers to our communities while also simplifying the home buying process for the consumer. The houseCall™ Center also conducts some telephone surveys for us. The houseCall™ Center can be reached at 1-888-KB-HOMES. In recent years, we have been enhancing the richness of up-to-date information available at kbhome.com and fully integrating our Web site with the houseCall™ Center, the KB Home Studios and all sales offices; developing strategic alliances that will enable us to provide new products and services to homebuyers; utilizing business-to-business resources such as the KBbid program to create cost and time savings for us; and increasing our ability to cross-sell communities through data collection and retrieval, while protecting the privacy of our Web site visitors.

      In France, we created a village concept through the elimination of front-yard walls and the extensive use of landscaping. We also introduced to the French market the American concept of a master bedroom suite, as well as walk-in closets, built-in kitchen cabinetry and two-car garages. We believe that in each of our residential markets, our value engineering enables us to offer appealing and well-designed homes without increasing construction costs. Our French operations offer a broad choice of options to new home and condominium buyers through a 6,500 square foot new home showroom in Paris, and two additional new home showrooms that opened in 2002 in Lyon and Marseille. The French business also maintains a Web site (ketb.com) featuring information on available homes.

      In all of our domestic and international residential markets, the sale of homes is largely carried out by our in-house sales force. We maintain on-site sales offices, which are usually open seven days a week, and market our homes principally through the use of fully furnished and landscaped model homes which are decorated to emphasize the distinctive design features and the choices available to customers. Our sales representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes. These sales representatives are experienced, trained individuals who can provide buyers with specific information regarding other products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans. In all of our domestic communities, we encourage participation of outside real estate brokers in bringing prospective buyers to our communities. Also in many of our domestic markets, our KB Homebuyers Club serves as a resource for prospective homebuyers, providing them with helpful information, credit counseling and the opportunity to participate in a variety of activities.

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

      When feasible, we acquire control of lot positions through the use of options. In addition, we frequently acquire finished lots, enabling us to deliver completed homes shortly after acquisition. The total number of lots in our domestic new home communities vary significantly but typically range from 50 to 250 lots. These domestic developments usually include three different model home designs and generally offer lot sizes ranging from approximately 3,000 to 10,000 square feet, with premium lots often containing more square footage, views or orientation benefits.

      Through the mid-1990s, we typically acquired undeveloped and/or unentitled properties, often with total lots significantly in excess of 250 lots. With the introduction of the KBnxt operational business model in 1997, we substantially reduced our practice of investing in such long-term development projects in order to lower the operating risk associated with such projects. Since introducing the KBnxt operational business model, we have focused on acquiring finished or partially improved lots and purchasing raw land under options which require little or no initial payments, or pursuant to purchase agreements in which our obligations are contingent upon our being satisfied with the feasibility of developing and selling homes. In France, typical single-family developments consist of approximately 50 to 150 lots, with average lot sizes of 5,500 square feet.

      Land Acquisition and Development.  In accordance with the KBnxt operational business model, a deep cross section of homebuyers of both new and resale homes in each market are carefully surveyed. Based upon these surveys, a marketing strategy is developed which targets specific price points and geographic sectors which we will pursue. We utilize an in-house staff of land acquisition specialists at each division who carry out extensive site selection research and analysis in order to identify properties in desirable locations consistent with our market strategy. In acquiring land, we consider such factors as: current market conditions, with an emphasis on the prices of comparable new and resale homes in the particular market; expected sales rates; proximity to metropolitan areas; population, industrial and commercial growth patterns; estimated costs of completed lot development; customer preferences; and environmental matters. Several of our highest ranking executives, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Senior Vice President of Asset Management, comprise our “Land Committee” which controls the commitment of our resources for all land acquisitions and utilizes a series of specific financial and budgetary controls in approving acquisition opportunities identified by division land acquisition personnel. The Land Committee employs strict standards for assessing all proposed land purchases based, in part, upon specific discounted after tax cash flow internal rate of return requirements and also evaluates each division’s overall return on investment. Extensive due diligence is also performed for each land acquisition with the results reported as part of the Land Committee presentation prior to acquisition decisions. Our geographic expansion to areas which generally offer lower risk for less investment in land has resulted in more stringent criteria guiding our land investment decisions. Consistent with our standards, we seek to minimize, or defer the timing of, cash expenditures for new land purchases and development by acquiring lots under option, phasing the land purchase and lot development, relying upon non-recourse seller financing or working with third-party land developers. In addition, we focus on acquiring finished or partially improved lots, which allow us to begin delivery of finished homes within six months of the purchase of such lots and reduces the risks of unforeseen improvement costs and volatile market conditions. These techniques are intended to enhance returns associated with new land investments by minimizing the incremental capital required.

      The following table shows the number of lots we owned in various stages of development and under option contracts in our principal markets as of November 30, 2002 and 2001. The table does not include acreage which has not yet been approved for subdivision into lots. This excluded acreage consisted of 750 acres optioned in the United States in 2002 and 440 acres optioned in the United States in 2001.

							Total Lots
	Homes/Lots in		Land Under		Lots Under		Owned or
	Production		Development		Option		Under Option

	2002	2001	2002	2001	2002	2001	2002	2001

West Coast	6,570	5,665	5,387	4,783	6,686	5,555	18,643	16,003
Southwest	10,142	6,491	2,937	1,486	15,518	12,265	28,597	20,242
Central	17,618	12,882	8,129	6,536	27,213	18,299	52,960	37,717
France and Other	3,817	4,498	264	5,059	5,967	2,739	10,048	12,296

Total	38,147	29,536	16,717	17,864	55,384	38,858	110,248	86,258

      Since implementing the KBnxt operational business model, we have reduced the proportion of unentitled and unimproved land in our portfolio. In addition, we have continued to focus on purchasing raw land under options which require little or no initial payments, or pursuant to purchase agreements in which our obligations are contingent upon our being satisfied with the feasibility of developing and selling homes. During the option period of our acquisition agreements, we perform technical, environmental, engineering and entitlement feasibility studies and seek to obtain necessary government approvals. The use of such option arrangements allows us to evaluate and obtain regulatory approvals for a project, to reduce our financial commitments, including interest and other carrying costs, and to minimize land inventories. This also improves our capacity to estimate costs accurately, an important element in planning communities and pricing homes. We typically purchase amounts sufficient for our expected production needs and do not purchase land for speculative investment.

      In France, we also employ conservative strategies, including an emphasis on the move-up market segment and generally restrictive policies regarding land acquisition.

      Home Construction and Sale.  Following the purchase of land and, if necessary, the completion of the entitlement process, we typically begin marketing homes and constructing model homes. The time required for construction of our homes depends on the weather, time of year, local labor situations, availability of materials and supplies and other factors. The construction of production homes is generally contingent upon customer orders to minimize the costs and risks of standing inventory. Our KBnxt operational business model emphasizes pre-selling, maintaining stringent control of production inventory and reducing unsold inventory. The pre-selling of homes benefits homebuyers by allowing them to personalize their homes by selecting from a wider range of customizing options. As a result of our KBnxt operational business model pre-sale and backlog building strategies, the percentage of sold inventory in production in our domestic operations has increased dramatically and was approximately 83% at year-end 2002.

      We act as the general contractor for virtually all of our communities and hire subcontractors for all production activities. The use of subcontractors enables us to reduce our investment in direct labor costs, equipment and facilities. Where practical, we use mass production techniques, and prepackaged, standardized components and materials to streamline the on-site production phase. During the early 1990’s, we developed systems for national and regional purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs through improved pricing and participation in national manufacturers’ rebate programs. At all stages of production, our own administrative and on-site supervisory personnel coordinate the activities of subcontractors and subject their work to quality and cost controls. As part of our KBnxt strategies, we have also emphasized even flow production methods to enhance the quality of our homes, minimize production costs and improve the predictability of our revenues and earnings.

      We generally price our homes in a given community only after we have entered into contracts for the construction of such homes with subcontractors for that community, an approach that improves our ability to estimate gross profits accurately. Wherever possible, we seek to acquire land and construct homes at costs that allow selling prices to be set at levels at or below immediate competitors on a per square foot basis, while maintaining appropriate gross margins.

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

Backlog

      Sales of our homes are made pursuant to standard sales contracts which generally require a customer deposit at the time of execution and an additional payment upon mortgage approval. We generally permit customers to cancel their obligations and obtain refunds of all or a portion of their deposits in the event mortgage financing is unobtainable within a period of time, as specified in the contract.

      “Backlog” consists of homes for which we have entered into a sales contract but have not yet delivered. “Ending Backlog” represents the number of units in backlog from the previous period plus the number of net orders (sales made less cancellations) taken during the current period minus unit deliveries made during the current period. The backlog at any given time will be affected by cancellations which most commonly result from the inability of a prospective purchaser to obtain financing. Historically, our cancellation rates have tended to increase during difficult economic periods (such as in late 2001 after the September 11th tragedy). In addition, deliveries of new homes typically increase from the first to the fourth quarter in any year.

      Our backlog at November 30, 2002, excluding the effects of unconsolidated joint ventures, reached a new year-end record of 12,023 units, up 8% from the 11,127 backlog units at year-end 2001. Our backlog ratio was 171% at year-end 2002 and 174% at year-end 2001. (Backlog ratio is defined as the ratio of beginning unit backlog to actual deliveries in the succeeding quarter.) Domestically, unit backlog at November 30, 2002 was higher by 8% compared to November 30, 2001. The success of communities designed under our KBnxt operational business model and our continued emphasis on pre-sales contributed to the increase in domestic backlog levels. Internationally, net orders in France increased 3% to 1,194 in the fourth quarter of 2002 from 1,156 in the year-earlier quarter. As a result, unit backlog in France was 8% higher at November 30, 2002 compared to November 30, 2001.

      The following table sets forth net orders, unit deliveries and ending backlog relating to sales of homes and homes under contract for each quarter during the three-year period ended November 30, 2002. The information in the table excludes activity related to unconsolidated joint ventures. Activity associated with unconsolidated joint ventures included net orders, unit deliveries and ending backlog of 15, 113, and 0, respectively, for the year ended November 30, 2002; 220, 330 and 98, respectively, for the year ended November 30, 2001; and 444, 455 and 208, respectively, for the year ended November 30, 2000.

	Net	Unit	Ending
	Orders	Deliveries	Backlog*

Fiscal 2002:
First Quarter	6,441	5,025	12,543
Second Quarter	7,194	6,005	13,732
Third Quarter	6,319	6,490	13,561
Fourth Quarter	5,831	7,932	12,023

Fiscal 2001:
First Quarter	6,344	4,528	12,375
Second Quarter	7,370	5,723	14,022
Third Quarter	5,665	6,473	13,464
Fourth Quarter	5,336	7,814	11,127

Fiscal 2000:
First Quarter	5,325	4,565	9,473
Second Quarter	7,837	5,042	12,268
Third Quarter	5,357	5,710	12,115
Fourth Quarter	5,312	7,075	10,559

*	Ending backlog amounts for 2002 have been adjusted to reflect the acquisition of AHH. Therefore, the ending backlog at November 30, 2001 combined with net order and delivery activity for 2002 will not equal the ending backlog at November 30, 2002. Similarly, ending backlog amounts for 2001 were adjusted to reflect the acquisitions of Trademark and RBT and ending backlog amounts for 2000 were adjusted to reflect four acquisitions that year in France.

Land and Raw Materials

      We believe that our current supply of land is sufficient for our reasonably anticipated needs over the next several years, and that we will be able to acquire land on acceptable terms for future housing developments absent significant changes in current land acquisition market conditions. The principal raw materials used in the construction of our homes are concrete and forest products. (In France, the principal materials used in the construction of our commercial buildings are steel, concrete and glass). In addition, we use a variety of other construction materials, including sheetrock, plumbing and electrical items in the homebuilding process. We attempt to maintain efficient operations by utilizing standardized materials which are commercially available on competitive terms from a variety of sources. In addition, our centralized or regionalized purchasing of certain building materials, appliances and fixtures, allows us to benefit from large quantity purchase discounts for our domestic operations. When possible, we make bulk purchases of such products at favorable prices from suppliers and often instruct subcontractors to submit bids based on such prices.

Land Sales

      In the normal course of business, we sell land which either can be sold at an advantageous price due to market conditions or does not meet our marketing needs. Such property may consist of land zoned for commercial use which is part of a larger parcel being developed for single-family homes or in areas where we may consider our inventory to be excessive. Generally, land sales fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions. Land sale revenues totaled $39.2 million in 2002, $64.8 million in 2001 and $100.5 million in 2000. The results for 2002 and 2001 were representative of our typical historical fluctuations in land sales activity.

Customer Financing — KB Home Mortgage Company

      On-site personnel at KB Home’s communities in the United States facilitate sales by offering to arrange financing for prospective customers through KBHMC. We believe that the ability to offer customers financing on firm, competitive terms as a part of the sales process is an important factor in completing sales.

      KBHMC’s business primarily consists of providing KB Home’s domestic customers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. KBHMC has its headquarters in Los Angeles and operates regional mortgage centers in Las Vegas, Nevada; and San Antonio, Texas. During 2001, KBHMC also operated a regional mortgage center in Fairfield, California but consolidated these operations into the Las Vegas regional mortgage center in January 2002.

      KBHMC’s principal sources of revenues are: (i) interest income earned on mortgage loans during the period they are held by KBHMC prior to their sale to investors; (ii) net gains from the sale of loans; (iii) loan servicing fees; and (iv) revenues from the sale of the rights to service loans.

      KBHMC is approved by the Government National Mortgage Association (“GNMA”) as a seller-servicer of Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) loans. A portion of the conventional loans originated by KBHMC (i.e., loans other than those insured by FHA or guaranteed by VA) qualify for inclusion in loan guarantee programs sponsored by Fannie Mae or the Federal Home Loan Mortgage Corporation (“FHLMC”). KBHMC arranges for fixed and adjustable rate, conventional, privately insured mortgages, FHA-insured or VA-guaranteed mortgages, and mortgages funded by revenue bond programs of states and municipalities. In 2002, 55% of the mortgages originated for the Company’s customers were conventional (most of which conformed to Fannie Mae and FHLMC guidelines), 36% were FHA-insured or VA-guaranteed (a portion of which are adjustable rate loans), 4% were funded by mortgage revenue bond programs and 5% were adjustable rate mortgages (“ARMs”) provided through commitments from institutional investors. The percentages set forth above change from year to year reflecting then-current fixed interest rates, introductory rates for ARMs, housing prices and other economic conditions. In 2002, KBHMC originated loans for 89% of the Company’s domestic home deliveries to end users who obtained mortgage financing.

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

      One of KBHMC’s strategies is to fully support KB Home’s home sales while also expanding from this core business by offering other related products through its wholly owned subsidiary, rateOne Home Loans (“rateOne”). The rateOne organization, established in 1999, is a telemarketing and on-line lender with a mission to make the home loan process simple and convenient with highly competitive rates. Telemarketing and on-line lending has grown over the last several years with many lenders realizing that this form of business is not only more cost effective but may become the preferred method of originating loans. In 2002, originations for the rateOne telemarketing center were primarily sourced to customer responses to electronic billboards strategically located on various highways in urban centers in the U.S. The billboards offer the customer the option of applying for a loan through the rateOne telemarketing center or Web site.

      All loans originated by KBHMC, including rateOne, are intended to be of investment quality and adhere to the basic fundamentals of sound lending practices. While rateOne provides additional production to augment the already strong production from KBHMC, it is still in its start-up phase and, therefore, did not contribute materially to KBHMC’s financial results in 2002.

      In France, we assist our customers by arranging financing through third-party lenders, primarily major French banks with which our French business has established relationships. In some cases, French customers qualify for certain government-assisted home financing programs. A second mortgage is usually handled through a government agency. A homebuyer in France may also have a third mortgage provided through credit unions or other employee groups.

Employees

      All of our operating divisions operate independently with respect to day-to-day operations within the context of the KBnxt operational business model. All land purchases and other significant construction, mortgage banking and similar operating decisions must be approved by the operating division and senior corporate management.

      We employ a trained staff of land acquisition specialists, architects, planners, engineers, construction supervisors, marketing and sales personnel and finance and accounting personnel, supplemented as necessary by outside consultants, who guide the development of our communities from their conception through the marketing and sale of completed homes. Each operating division is given extensive autonomy regarding employment of personnel within policy guidelines established by our senior management.

      At January 31, 2003, the Company had approximately 4,500 full-time employees in its operations, including approximately 500 in KBHMC’s operations. No employees are represented by a collective bargaining agreement.

      Construction and mortgage banking personnel are typically paid performance bonuses based on individual performance and incentive compensation based on the performance of the applicable operating division or subsidiary. Our corporate personnel are typically paid performance bonuses based on individual performance and incentive compensation based on the overall performance of KB Home.

Competition and Other Factors

      We believe the use of the KBnxt operational business model, particularly the aspects that involve gaining a deeper understanding of customer interests and needs and offering a wide range of choice to homebuyers, provides us with long-term competitive advantages. The housing industry is highly competitive, and we compete with numerous housing producers ranging from regional and national firms to small local builders primarily on the basis of price, location, financing, design, reputation, quality and amenities. In addition, we compete with housing alternatives other than new production homes, including existing homes and rental housing. In certain markets and at times when housing demand is high, we also compete with other builders to hire subcontractors.

Financing

      We do not generally finance the development of our domestic communities with project financing (by “project financing” we mean proceeds of loans specifically obtained for, or secured by, particular communities). Instead, financing of our domestic operations has been primarily generated from results of operations, public debt and equity financing, and borrowings under our domestic unsecured credit facility with various banks. Historically, financing for our French business has been primarily generated from results of operations and borrowings from its unsecured committed credit lines with a series of foreign banks. The initial public offering of KBSA, completed in February 2000, provided the French business with additional capital to support its growth. As a result of diverse external sources of financing, we were not adversely affected by the tight credit conditions that much of the homebuilding industry experienced during the recession of the early to mid-1990s, both domestically and in France.

      On July 29, 2002, our French operations issued 150.0 million euros principal amount of 8 3/4% French senior notes at 100% of the principal amount of the notes. The notes, which are KBSA’s first publicly traded debt issue, are due August 1, 2009 with interest payable semi-annually, represent unsecured obligations and rank pari passu in right of payment with all other senior unsecured indebtedness of KBSA. KB Home does not guarantee these notes. On or prior to August 1, 2005, our French business may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of qualified equity offerings at a redemption price of 108.75% of their principal amount together with accrued and unpaid interest, if any. The notes are not otherwise redeemable at the option of KBSA, except in the event of certain changes in tax laws. Proceeds from the issuance of the notes were used to pay down bank borrowings and other indebtedness.

      Our current universal shelf registration statement filed on October 15, 2001 with the Securities and Exchange Commission (“SEC”) (as subsequently amended, the “2001 Shelf Registration”) was declared effective on January 28, 2002. The remaining capacity under the 1997 Shelf Registration was rolled into the 2001 Shelf Registration, thereby providing KB Home with a total issuance capacity of $750.0 million under the 2001 Shelf Registration. The 2001 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, stock purchase contracts, stock purchase units and/or warrants to purchase such securities.

      On January 27, 2003, pursuant to the 2001 Shelf Registration, we issued $250.0 million of 7 3/4% senior subordinated notes at 98.444% of the principal amount of the notes and on February 7, 2003, we issued an additional $50.0 million notes in the same series (collectively, the “$300.0 Million Senior Subordinated Notes”). The $300.0 Million Senior Subordinated Notes, which are due February 1, 2010, with interest payable semi-annually, represent unsecured obligations of KB Home and are subordinated to all existing and future senior indebtedness of KB Home. The $300.0 Million Senior Subordinated Notes are redeemable at the option of KB Home at 103.875% of their principal amount beginning February 1, 2007 and thereafter at prices declining annually to 100% on and after February 1, 2009. In addition, before February 1, 2006, we may redeem up to 35% of the aggregate principal amount of the $300.0 Million Senior Subordinated Notes with the net proceeds of one or more public or private equity offerings at a redemption price of 107.75% of their principal amount, together with accrued and unpaid interest. We used $129.0 million of the net proceeds from the issuance of the $300.0 Million Senior Subordinated Notes to redeem all of our outstanding $125.0 million 9 5/8% senior subordinated notes due 2006. The remaining net proceeds were used for general corporate purposes. At February 27, 2003, $450.0 million of capacity remained available under the 2001 Shelf Registration.

      KBHMC competes with other mortgage lenders, including national, regional and local mortgage bankers, savings and loan associations and other financial institutions, in the origination, sale and servicing of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer. External sources of financing for KBHMC’s operations include a $200.0 million master loan and security agreement (the “$200.0 Million Master Loan and Security Agreement”) and a $400.0 million master loan and security agreement. The $200.0 Million Master Loan and Security Agreement, which was renewed on May 13, 2002 with an investment bank, expires on May 26, 2003. During the fourth quarter of 2002, KBHMC negotiated a temporary increase in the maximum credit amount available under the $400.0 million master loan and security agreement to $550.0 million (the “$550.0 Million Master Loan and Security Agreement”) through February 13, 2003. The temporary increase was obtained to meet the Company’s increased volume of loan originations. At November 30, 2002, KBHMC had

$143.1 million available under its $200.0 million Master Loan and Security Agreement and $99.4 million available under its $550.0 Million Master Loan and Security Agreement. We believe KBHMC has the ability to access additional sources of funding both on a short and long-term basis, if needed.

Regulation and Environmental Matters

      It is our policy to use third-party environmental consultants to investigate for environmental risks land being considered for acquisition and to require disclosure from land sellers of known environmental risks. Despite these precautions, there can be no assurance that we will avoid material liabilities relating to the removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned by us. No estimate of such potential liabilities can be made although we may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, we take steps prior to acquisition to gain assurance as to the precise scope of work required and costs associated with removal, site restoration and/or monitoring, using detailed investigations by environmental consultants. To the extent such contamination or other environmental issues have occurred in the past, we believe we may be able to recover restoration costs from third parties, including, but not limited to, the generators of hazardous waste, land sellers or others in the prior chain of title and/or insurers. Utilizing such policies, we anticipate that it is unlikely that environmental clean-up costs will have a material effect on our future results of operations or financial position. We have not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by us are identified by the Environmental Protection Agency as being a “Superfund” clean-up site requiring clean-up costs, which could have a material effect on our future financial position or results of operations. Costs associated with the use of environmental consultants are not material to our results of operations.

Risk Factors

      We want you to be aware that the following important factors could adversely impact our homebuilding and mortgage lending operations. These factors could cause our actual results to differ materially from the forward-looking and other statements that we make in registration statements, periodic reports and other filings with the SEC, and that we make from time to time in our news releases, annual reports and other written communications, as well as oral forward-looking and other statements made from time to time by our representatives.

Our business is cyclical and is significantly impacted by changes in general and local economic conditions.

      Our business is substantially affected by changes in national and general economic factors outside of our control, such as:

•	short and long term interest rates;

•	the availability of financing for homebuyers;

•	consumer confidence (which can be substantially affected by external conditions, including international hostilities involving the U.S. or France);

•	federal mortgage financing programs; and

•	federal income tax provisions.

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

Home prices and sales activity in the particular markets and regions of the United States in which we do business impact our results of operations because our business is concentrated in these markets.

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

We are subject to substantial legal and regulatory requirements regarding the development of land, the homebuilding process and protection of the environment, which can cause us to suffer delays and incur costs associated with compliance and which can prohibit or restrict homebuilding activity in some regions or areas.

      Our homebuilding business is heavily regulated and subject to increasing local, state and federal statutes, ordinances, rules and regulations concerning zoning, resource protection, other environmental impacts, building design, construction and similar matters. These regulations often provide broad discretion to governmental authorities that regulate these matters, which can result in unanticipated delays or increases in the cost of a specified project or a number of projects in particular markets. We may also experience periodic delays in homebuilding projects due to building moratoria in any of the areas in which we operate.

      We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment. These laws and regulations may cause delays in construction and delivery of new homes, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. In addition, environmental laws may impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The presence of these substances on our properties may prevent us from selling our homes and we may also be liable, under applicable laws and regulations or lawsuits brought by private parties, for hazardous or toxic substances on properties and lots that we have sold in the past.

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

      Under the terms of our bank credit facilities, our debt service payment obligations are defined as consolidated interest expense. As defined, consolidated interest expense for the years ended November 30, 2002 and 2001 were $101.1 million and $113.8 million, respectively. On a pro forma basis, after giving effect to the issuance on January 27, 2003 and February 7, 2003 of our $300.0 Million Senior Subordinated Notes and the redemption on February 18, 2003 of our $125.0 million 9 5/8% Senior Subordinated Notes due 2006, our debt service payment obligations for the year ended November 30, 2002 would have been $112.3 million.

We may have difficulty in continuing to obtain the additional financing required to operate and develop our business.

      Our homebuilding operations require significant amounts of cash and/or available credit. It is not possible to predict the future terms or availability of additional capital. Moreover, our outstanding domestic public debt, as well as our domestic bank credit facilities and the credit facilities of our French subsidiary, contain provisions that may restrict the amount and nature of debt we may incur in the future. Our bank credit facilities limit our ability to borrow additional funds by placing a maximum cap on our leverage ratio. Under the most restrictive of these provisions, as of November 30, 2002, we would have been permitted to incur up to $2,513.0 million of Total Consolidated Indebtedness, as defined in the bank credit facilities. This maximum amount exceeded our actual Total Consolidated Indebtedness at November 30, 2002 by $1,574.5 million. There can be no assurance that we can actually borrow up to this maximum amount at any time, as our ability to borrow additional funds, and to raise additional capital through other means, is also dependent on conditions in the capital markets and our credit-worthiness. If conditions in the capital markets change significantly, it could reduce our sales and may hinder our future growth and results of operations.

Our future growth may be limited by contracting economies in the markets in which we currently operate, our inability to find appropriate acquisition candidates, or our consummation of acquisitions that may not be successfully integrated or may not achieve expected benefits.

      Our future growth and results of operations could be adversely affected if the markets in which we currently operate do not continue to support the expansion of our existing business or if we are unable to identify suitable acquisition opportunities in new markets. Over the last several years, there has been significant consolidation in the homebuilding industry, which has made it somewhat more difficult for us to identify appropriate acquisition candidates in new markets and has increased competition for acquisition candidates. If we do consummate acquisitions in the future, we may not be successful in integrating the operations of the acquired businesses, including their product lines, dispersed operations and distinct corporate cultures. Our inability to grow in existing markets or find appropriate acquisition opportunities in new markets, or our failure to successfully manage future acquisitions, would limit our ability to grow and would adversely impact our future operating results.

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

      The September 11, 2001 terrorist acts against the United States and the subsequent U.S. military response initially resulted in generalized economic uncertainty. In the weeks immediately following the September 11th attacks, net orders for our homes fell sharply and cancellations increased, although they have subsequently returned to levels that compare more favorably on a year-over-year basis. Despite this apparent rebound, considerable instability continues since September 11, 2001 and consumer confidence is at a low level. These generalized conditions or future adverse developments in the war against terrorism, future terrorist acts against the U.S. or France, possibility of war, or increased international instability in general, could result in a material long-term decrease in our net orders and an increase in cancellations, which could materially adversely affect our operating results or result in a decline in the market value of our securities.

Item 2. PROPERTIES

      KB Home’s executive offices are in leased premises at 10990 Wilshire Boulevard, Los Angeles, California. Our housing operations are principally conducted from leased premises located in Phoenix and Tucson, Arizona; Fremont, Irvine, Los Angeles, Pleasanton, Pomona, San Diego and Vacaville, California; Denver, Colorado; Jacksonville, Orlando and Tampa, Florida; Las Vegas, Nevada; Albuquerque, New Mexico; Austin, Dallas, Houston, Laredo and Rio Grande Valley, Texas; and Paris, France.

      Our mortgage banking subsidiary leases executive offices at 10990 Wilshire Boulevard, Los Angeles, California and a regional office in Las Vegas, Nevada. rateOne also leases an office in Las Vegas, Nevada.

      Our homebuilding and mortgage banking operations in San Antonio, Texas are principally conducted from premises that we own.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth certain information regarding the executive officers of KB Home as of January 31, 2003:

			Year
			Assumed
		Present Position at	Present	Other Positions and Other Business Experience within the
Name	Age	January 31, 2003	Position	Last Five Years(1)	From – To

Bruce Karatz	57	Chairman and Chief Executive Officer	1993	President	1986-2001
Jeffrey T. Mezger	47	Chief Operating Officer and	1999	Senior Vice President and Regional General Manager	1998-1999
		Executive Vice President		President, KB Home Phoenix Inc.	1995-1998
Guy Nafilyan	58	Chairman and Chief Executive	1999	Executive Vice President of KB Home	1992-2001
		Officer, Kaufman & Broad		President, European Operations	1992-1999
		S.A.		President, Kaufman & Broad S.A.	1983-1999
William R. Cardon	59	Regional General Manager	1998	Senior Vice President	1998-2001
				President, KB Home Coastal Inc.	1997-Present
				President, KB Home San Diego Inc.	1987-Present
Domenico Cecere	53	Senior Vice President and	2002	Consultant, Gryphon Investors	2001
		Chief Financial Officer		Executive Vice President and Chief Operating Officer,	2000-2001
				Owens Corning, Inc.
				Senior Vice President and President North American Building Materials Business, Owens Corning, Inc.	1999-2000
				Senior Vice President and Chief Financial Officer,	1998
				Owens Corning, Inc.
Steven M. Davis	44	Regional General Manager	2000	President, KB Home Phoenix Inc.	1998-Present
				Senior Vice President, KB Home Phoenix Inc.	1997-1998
Robert Freed	46	Regional General Manager	2000	President, KB Home North Bay Inc.	2000-Present
				President, KB Home South Bay Inc.	1997-Present
John E. (“Buddy”)	55	Regional General Manager	1999	Senior Vice President	1999-2001
Goodwin				President, KB Home San Antonio	1998-1999
				Executive Vice President, KBSA, Inc.	1997-1998
William R. Hollinger	44	Senior Vice President and	2001	Vice President and Controller	1992-2001
		Controller
Jay L. Moss	52	Regional General Manager	2000	President, KB Home Greater Los Angeles Inc.	2000-Present
				President, KB Home North Bay Inc.	1998-2000
				President, KB Home Nevada Inc.	1993-1998
Larry E. Oglesby	42	Regional General Manager	2001	President, KB Home Austin	1999-Present
				Vice President, KB Home Austin	1998-1999
				Vice President of Operations, KB Home San Antonio	1996-1998
Barton P. Pachino	43	Senior Vice President and General Counsel	1993
Albert Z. Praw	54	Senior Vice President, Asset	2002	Senior Vice President, Asset Management and Acquisitions	1999-2002
		Management		Senior Vice President, Business Development	1998-1999
				President, KB Home Greater Los Angeles Inc.	1997-1998
				Senior Vice President and Regional General Manager	1996-1998
Gary A. Ray	44	Senior Vice President, Human Resources	1996
Charles O. Schetter	49	Senior Vice President, Business	2002	Director, McKinsey & Company	1988-2002
		Development		Office Manager, Los Angeles Office, McKinsey & Company	1995-2001
Dennis A. Welsch	45	Regional General Manager	2000	President, KB Home Colorado Inc.	1999-Present
				Vice President and Treasurer	1996-1999

(1)	All positions described were with KB Home, unless otherwise indicated.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of January 31, 2003, there were 1,132 holders of record of KB Home’s common stock.

      Information as to KB Home’s quarterly stock prices is included on page 92 of KB Home’s 2002 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto.

      Information as to the principal exchanges on which KB Home’s common stock is being traded and quarterly cash dividends is included on page 92 of KB Home’s 2002 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto.

Item 6.  SELECTED FINANCIAL DATA

      The Five Year Summary of KB Home for the five-year period ended November 30, 2002 is included on page 49 of KB Home’s 2002 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto. It should be read in conjunction with the consolidated financial statements included in KB Home’s 2002 Annual Report to Stockholders, which are also included as part of Exhibit 13 hereto.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management’s Discussion and Analysis of Financial Condition and Results of Operations of KB Home is included on pages 50 through 64 of KB Home’s 2002 Annual Report to Stockholders, which are included as part of Exhibit 13 hereto.

Item 7a.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      We primarily enter into debt obligations to support general corporate purposes, including acquisitions, and the operations of our divisions. The primary market risk facing KB Home is the interest rate risk on our senior and senior subordinated notes. We have no cash flow exposure due to interest rate changes for these notes. In connection with our mortgage banking operations, mortgage loans held for sale and the master loan and security agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration and accordingly the risk is not material. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes other than as disclosed in Notes 1 and 4 to the consolidated financial statements with regard to our mortgage banking operations. As disclosed, we use mortgage forward delivery contracts and non-mandatory commitments to mitigate our exposure to movements in interest rates on interest rate lock agreements and mortgage loans held for sale. The estimated fair value of mortgage forward delivery contracts and non-mandatory commitments exceeded the contract value by $1.3 million and $3.9 million at November 30, 2002 and 2001, respectively. The estimated fair value of interest rate lock agreements exceeded the contract value by $1.2 million and was less than the contract value by $.2 million at November 30, 2002 and 2001, respectively.

      The following table sets forth as of November 30, 2002, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (in thousands):

	Years Ended November 30,							Fair value at
								November 30,
	2003	2004	2005	2006	2007	Thereafter	Total	2002

Long-term debt(1)	$—	$175,000	$—	$124,695	$—	$599,160	$898,855	$940,616
Fixed Rate
Weighted Average Interest Rate	—%	7.8%	—%	9.6%	—%	9.0%

(1) Includes senior and senior subordinated notes

     A portion of our construction operations are located in France. As a result, our financial results could be affected by factors such as changes in the foreign currency exchange rate or weak economic conditions in our markets. Our earnings are affected by fluctuations in the value of the U.S. dollar relative to the euro in France, as a result of our sales in France. Therefore, for the year ending November 30, 2002, the result of a 10% uniform strengthening in the value of the dollar relative to the currency in which our sales were denominated in France would have resulted in a decrease in revenues of $67.6 million and a decrease in pretax income of $3.9 million. Comparatively, the 2001 results of a 10% uniform strengthening in the value of the dollar relative to the currencies in which our sales were denominated would have been a decrease in revenues of $57.8 million and a decrease in pretax income of $3.7 million. These calculations assume that each exchange rate would change in the same direction relative to the U.S. dollar. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of KB Home are included on pages 65 through 88 of KB Home’s 2002 Annual Report to Stockholders, which are included as part of Exhibit 13 hereto. Reference is made to the Index to Financial Statements on page F-1 herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

      The Notice of 2003 Annual Meeting of Stockholders and Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and provides the information required under Part III (Items 10, 11, 12 and 13) except for the information regarding the executive officers of KB Home, which is included in Part I on page 20 herein.

Item 14.  CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this report, KB Home carried out an evaluation, under the supervision and with the participation of its management, including the Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to KB Home (including its consolidated subsidiaries) required to be included in our periodic SEC filings. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 14.	FINANCIAL STATEMENTS, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements

           Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

    Exhibits

Exhibit
No.	Description

3.1	Amended Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
3.2	Amendment to Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
3.3	Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
3.4	Certificate of Designation of Series B Mandatory Conversion Premium Dividend Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
3.5	Amended Certificate of Designation of Series B Mandatory Conversion Premium Dividend Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
3.6	Amended Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 001-09195 on Form 8-A12B, is incorporated by reference herein.
3.7	Certificate of Ownership and Merger effective January 17, 2001 merging KB Home, Inc. into Kaufman and Broad Home Corporation, through which the name of the Company was changed to KB Home, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
3.8	By-Laws, as amended and restated on January 17, 2001, to reflect the change in the Company’s name, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
4.1	Amended Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
4.2	Amendment to Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
4.3	Indenture relating to 7 3/4% Senior Notes due 2004 between the Company and SunTrust Bank, Atlanta, dated October 14, 1997, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 14, 1997, is incorporated by reference herein.
4.4	Specimen of 7 3/4% Senior Notes due 2004, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 14, 1997, is incorporated by reference herein.
4.5	Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated February 4, 1999, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 4, 1999, is incorporated by reference herein.
4.6	By-Laws, as amended and restated on January 17, 2001, to reflect the change in the Company’s name, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
4.7	Indenture relating to 9 1/2% Senior Subordinated Notes due 2011, 8 5/8% Senior Subordinated Notes due 2008, and 7 3/4% Senior Subordinated Notes due 2010 between the Company and Sun Trust Bank, Atlanta, dated November 19, 1996 filed as an exhibit to the Company’s Current Report on Form 8-K dated November 19, 1996, is incorporated by reference herein.
4.8	Specimen of 9 1/2% Senior Subordinated Notes due 2011, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2001, is incorporated by reference herein.
4.9	Form of officer’s certificate establishing the terms of the 9 1/2% Senior Subordinated Notes due 2011, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2001, is incorporated by reference herein.
4.10	Specimen of 8 5/8% Senior Subordinated Notes due 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2001, is incorporated by reference herein.

Exhibit
No.	Description

4.11	Form of officer’s certificate establishing the terms of the 8 5/8% Senior Subordinated Notes due 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2001, is incorporated by reference herein.
4.12	Specimen of 7 3/4% Senior Subordinated Notes due 2010, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 27, 2003, is incorporated by reference herein.
4.13	Form of officer’s certificate establishing the terms of the 7 3/4% Senior Subordinated Notes due 2010, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 27, 2003, is incorporated by reference herein.
10.1	KB Home 1986 Stock Option Plan, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10.2	KB Home 1988 Employee Stock Plan, filed as an exhibit to the definitive Joint Proxy Statement for the Company’s 1989 Special Meeting of Shareholders, is incorporated by reference herein.
10.3	Consent Order, Federal Trade Commission Docket No. C-2954, dated February 12, 1979, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10.4	SunAmerica Inc. Executive Deferred Compensation Plan, approved September 25, 1985, filed as an exhibit to SunAmerica Inc.’s 1985 Annual Report on Form 10-K, is incorporated by reference herein.
10.5	Directors’ Deferred Compensation Plan established effective July 27, 1989, filed as an exhibit to the Company’s 1989 Annual Report on Form 10-K, is incorporated by reference herein.
10.6	Settlement with Federal Trade Commission of June 27, 1991, filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 28, 1991, is incorporated by reference herein.
10.7	Amendments to the KB Home 1988 Employee Stock Plan dated January 27, 1994, filed as an exhibit to the Company’s 1994 Annual Report on Form 10-K, are incorporated by reference herein.
10.8	KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10.9	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10.10	KB Home Unit Performance Program, filed as an exhibit to the Company’s 1996 Annual Report on Form 10-K, is incorporated by reference herein.
10.11	Kaufman and Broad France Incentive Plan, filed as an exhibit to the Company’s 1997 Annual Report on Form 10-K, is incorporated by reference herein.
10.12	KB Home 1998 Stock Incentive Plan, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.13	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.14	Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10.15	KB Home Non-Employee Directors Stock Plan, as amended and restated as of December 6, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10.16	2000 Revolving Credit Facility, dated as of October 3, 2000, by and among the Company, the banks party thereto, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.

Exhibit
No.	Description

10.17	2000 Term Credit Facility, dated as of October 3, 2000, by and among the Company, the banks party thereto, Bank of America, N.A., as Administrative Agent, and Banc of America Securities LLC, as Lead Arranger and Sole Book Manager, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
10.18	Amended and Restated Employment Agreement of Bruce Karatz, dated July 11, 2001, filed as an exhibit to the KB Home’s Form 10-Q for the quarter ended August 31, 2001, is incorporated by reference herein.
10.19	KB Home Nonqualified Deferred Compensation Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.20	KB Home 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.21	KB Home Change in Control Severance Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.22	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.23	KB Home Retirement Plan.
10.24	KB Home 1999 Incentive Plan, as amended July 11, 2002.
13	Pages 49 through 88 and page 92 of KB Home’s 2002 Annual Report to Stockholders.
22	Subsidiaries of the Registrant.
24	Consent of Independent Auditors.
99.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

     Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KB HOME

By:	/s/ DOMENICO CECERE

Domenico Cecere
Senior Vice President and Chief Financial Officer

Dated: February 27, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRUCE KARATZ Bruce Karatz	Chairman and Chief Executive Officer (Principal Executive Officer)	February 27, 2003

/s/ DOMENICO CECERE Domenico Cecere	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2003

/s/ RONALD W. BURKLE Ronald W. Burkle	Director	February 27, 2003

/s/ HENRY G. CISNEROS Henry G. Cisneros	Director	February 27, 2003

/s/ JANE EVANS Jane Evans	Director	February 27, 2003

/s/ DR. RAY R. IRANI Dr. Ray R. Irani	Director	February 27, 2003

/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 27, 2003

/s/ JAMES A. JOHNSON James A. Johnson	Director	February 27, 2003

/s/ DR. BARRY MUNITZ Dr. Barry Munitz	Director	February 27, 2003

/s/ GUY NAFILYAN Guy Nafilyan	Director	February 27, 2003

/s/ LUIS G. NOGALES Luis G. Nogales	Director	February 27, 2003

/s/ SANFORD C. SIGOLOFF Sanford C. Sigoloff	Director	February 27, 2003

CERTIFICATIONS

      I, Bruce Karatz, certify that:

1.	I have reviewed this annual report on Form 10-K of KB Home;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated February 27, 2003

/s/ BRUCE KARATZ

Bruce Karatz
Chairman and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATIONS

      I, Domenico Cecere, certify that:

1.	I have reviewed this annual report on Form 10-K of KB Home;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated February 27, 2003

/s/ DOMENICO CECERE

Domenico Cecere
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

KB HOME AND CONSOLIDATED SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

      The consolidated financial statements, together with the report thereon of Ernst & Young LLP, dated December 19, 2002, all appearing on pages 49 through 88 of KB Home’s 2002 Annual Report to Stockholders, are incorporated in this Annual Report on Form 10-K between page F-1 and the List of Exhibits Filed. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, KB Home’s 2002 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

      Separate combined financial statements of KB Home’s unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

Page No. in
Annual Report
to Stockholders

KB Home
Consolidated Statements of Income for the years ended November 30, 2002, 2001 and 2000	65
Consolidated Balance Sheets as of November 30, 2002 and 2001	66
Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2002, 2001 and 2000	67
Consolidated Statements of Cash Flows for the years ended November 30, 2002, 2001 and 2000	68
Notes to Consolidated Financial Statements	69 through 87
Report of Independent Auditors	88
Report on Financial Statements	88

      The following pages represent pages 49 through 88 and page 92 of KB Home’s 2002 Annual Report to Stockholders, and include the Five Year Summary, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Report of Independent Auditors, Report on Financial Statements, Stockholder Information and Common Stock Prices. These pages were filed with the Securities and Exchange Commission as Exhibit 13 hereto.

F-1

SELECTED FINANCIAL INFORMATION

YEARS ENDED NOVEMBER 30,
in thousands, except per share amounts	2002	2001	2000	1999	1998

CONSTRUCTION:
Revenues	$4,938,894	$4,501,715	$3,870,488	$3,772,121	$2,402,966
Operating income	452,917	352,316	288,609	259,107	148,672
Total assets	3,391,434	2,983,522	2,361,768	2,214,076	1,542,544
Mortgages and notes payable	1,167,053	1,088,615	987,980	813,424	529,846

MORTGAGE BANKING:
Revenues	$91,922	$72,469	$60,370	$64,174	$46,396
Operating income	57,506	33,771	23,832	17,464	21,413
Total assets	634,106	709,344	467,153	450,159	317,660
Notes payable	507,574	595,035	385,294	377,666	239,413
Collateralized mortgage obligations	14,079	22,359	29,928	36,219	49,264

CONSOLIDATED:
Revenues	$5,030,816	$4,574,184	$3,930,858	$3,836,295	$2,449,362
Operating income	510,423	386,087	312,441	276,571	170,085
Net income	314,350	214,217	209,960	147,469	95,267
Total assets	4,025,540	3,692,866	2,828,921	2,664,235	1,860,204
Mortgages and notes payable	1,674,627	1,683,650	1,373,274	1,191,090	769,259
Collateralized mortgage obligations	14,079	22,359	29,928	36,219	49,264
Mandatorily redeemable preferred securities (Feline Prides)			189,750	189,750	189,750
Stockholders’ equity	1,274,351	1,092,481	654,759	676,583	474,511

BASIC EARNINGS PER SHARE	$7.57	$5.72	$5.39	$3.16	$2.41
DILUTED EARNINGS PER SHARE	$7.15	$5.50	$5.24	$3.08	$2.32
CASH DIVIDENDS PER COMMON SHARE	.30	.30	.30	.30	.30

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW Revenues are primarily generated from the Company’s (i) homebuilding operations in the United States and France and (ii) its domestic mortgage banking operations.

Domestically, the Company’s construction revenues are generated from operating divisions in the following regional groups: “West Coast” —California; “Southwest” — Arizona, Nevada and New Mexico; and “Central” — Colorado, Florida and Texas. Internationally, the Company operates in France through a majority-owned subsidiary, Kaufman & Broad S.A. (“KBSA”).

In January 2001, the Company changed its name from “Kaufman and Broad Home Corporation” to “KB Home.” This new name, which resulted from homebuyer input, is intended to convey the Company’s strong customer focus and its commitment to helping homebuyers realize their dream of homeownership.

The Company has expanded its operations in recent years by executing a strategy that includes both organic growth and acquisitions. On September 30, 2002, the Company acquired Orlando, Florida-based American Heritage Homes (“AHH”), which marked the Company’s entry into the Orlando market and supplemented the start-up business it had established in the Tampa market earlier in the year. The Company first entered the Florida market on July 19, 2001 with the acquisition of Trademark Home Builders, Inc. (“Trademark”), a builder of single-family homes in Jacksonville, Florida.

The Company’s international operations have pursued similar growth strategies in recent years. To supplement the expansion of its existing operations, on September 26, 2001, KBSA completed the acquisition of Résidences Bernard Teillaud (“RBT”), a France-based builder of condominiums.

The Company achieved record unit deliveries, revenues and diluted earnings per share in 2002. During the year ended November 30, 2002, the Company delivered 25,452 homes, surpassing its previous record of 24,538 unit deliveries established in 2001. Total Company revenues reached a record $5.03 billion in 2002, up 10.0% from $4.57 billion in 2001, which had increased 16.4% from $3.93 billion in 2000. The Company’s double-digit revenue growth in 2002 and 2001 was primarily driven by an increase in housing revenues stemming from increased unit delivery volume and higher average selling prices. Included in total Company revenues were mortgage banking revenues of $91.9 million in 2002, $72.5 million in 2001 and $60.4 million in 2000.

The Company also generated record earnings for the fifth consecutive year in 2002. Net income for the year ended November 30, 2002 increased 46.7% to $314.4 million, or $7.15 per diluted share, from $214.2 million, or $5.50 per diluted share, for the year ended November 30, 2001. Net income growth in 2002 stemmed from higher unit delivery volume, expanded housing gross margins and increased net income from mortgage banking operations. Diluted earnings per share for 2002 was negatively impacted by a 12.9% year-over-year increase in the average number of diluted shares outstanding. The higher share count resulted from the conversion of the Company’s Feline Prides securities to common stock in August 2001, which more than offset share repurchases made by the Company during 2002.

Net income of $214.2 million in 2001 was higher than the $210.0 million, or $5.24 per diluted share, recorded in 2000. Results for 2000 included a one-time gain of $39.6 million, or $.99 per diluted share, on the issuance of stock by the Company’s French subsidiary in an initial public offering (the “French IPO” gain). Excluding the French IPO gain, 2000 net income and diluted earnings per share were $170.4 million and $4.25, respectively. Net income in 2001 rose on higher unit delivery volume, expanded gross margins and increased net income from mortgage banking operations.

CONSTRUCTION

REVENUES Construction revenues totaled $4.94 billion in 2002, the highest level for any fiscal year in the Company’s history, increasing 9.7% from $4.50 billion in 2001, which had increased from $3.87 billion in 2000. The increases in both 2002 and 2001 resulted primarily from higher housing revenues driven by increased unit delivery volume and higher average selling prices.

						Unconsolidated
	West Coast	Southwest	Central	France	Total	Joint Ventures

UNIT DELIVERIES
2002
First	863	1,246	2,182	734	5,025	56
Second	1,152	1,412	2,565	876	6,005	47
Third	1,469	1,574	2,511	936	6,490	10
Fourth	1,860	1,805	3,026	1,241	7,932

Total	5,344	6,037	10,284	3,787	25,452	113

2001
First	981	1,248	1,746	553	4,528	84
Second	1,388	1,503	2,121	711	5,723	98
Third	1,553	1,690	2,432	798	6,473	79
Fourth	1,628	1,797	3,069	1,320	7,814	69

Total	5,550	6,238	9,368	3,382	24,538	330

NET ORDERS
2002
First	1,697	1,512	2,418	814	6,441	13
Second	1,892	1,522	2,663	1,117	7,194	1
Third	1,386	1,680	2,438	815	6,319	1
Fourth	1,106	1,567	1,964	1,194	5,831

Total	6,081	6,281	9,483	3,940	25,785	15

2001
First	1,176	1,973	2,531	664	6,344	65
Second	1,541	1,855	3,078	896	7,370	74
Third	1,082	1,494	2,369	720	5,665	64
Fourth	973	1,156	2,051	1,156	5,336	17

Total	4,772	6,478	10,029	3,436	24,715	220

						Unconsolidated
	West Coast	Southwest	Central	France	Total	Joint Ventures

ENDING BACKLOG – UNITS
2002
First	2,477	2,817	5,157	2,092	12,543	55
Second	3,217	2,927	5,255	2,333	13,732	9
Third	3,134	3,033	5,182	2,212	13,561
Fourth	2,380	2,795	4,683	2,165	12,023

2001
First	2,616	3,036	4,795	1,928	12,375	189
Second	2,769	3,388	5,752	2,113	14,022	165
Third	2,298	3,192	5,939	2,035	13,464	150
Fourth	1,643	2,551	4,921	2,012	11,127	98

ENDING BACKLOG – VALUE, IN THOUSANDS
2002
First	$767,836	$479,822	$746,481	$293,776	$2,287,915	$10,780
Second	977,628	512,544	782,033	365,147	2,637,352	1,809
Third	989,927	512,872	772,046	366,733	2,641,578
Fourth	789,719	475,208	707,989	373,750	2,346,666

2001
First	$754,618	$460,411	$667,155	$297,706	$2,179,890	$37,611
Second	790,862	523,751	805,022	285,255	2,404,890	33,330
Third	653,487	497,700	847,614	306,470	2,305,271	30,000
Fourth	474,645	420,282	700,251	294,870	1,890,048	20,384

Housing revenues totaled $4.86 billion in 2002, $4.37 billion in 2001 and $3.77 billion in 2000, with each amount establishing a new Company record for the year in which it was reported. In 2002, housing revenues rose 11.2% over the previous year due to a 3.7% increase in unit volume and a 7.2% increase in the average selling price. In 2001, housing revenues rose 15.9% above 2000 results due to a 9.6% increase in unit volume and a 5.8% increase in the average selling price. Each of the Company’s geographic regions posted year-over-year growth in housing revenues in 2002 and 2001.

Housing revenues from West Coast operations rose 8.3% to $1.70 billion in 2002, from $1.57 billion in 2001, due primarily to a 12.4% increase in the average selling price, partially offset by a 3.7% decrease in unit delivery volume during the year. West Coast housing operations generated 40.0% of domestic housing revenues in 2002, down from 40.6% in 2001 and 42.7% in 2000. The continuing decline in the percentage of revenues generated by the Company’s West Coast operations is consistent with the Company’s efforts to diversify its domestic operations outside of California since 1993. Housing revenues generated from the Company’s Southwest region rose 4.0% to $1.02 billion in 2002, from $983.1 million in 2001, due to a 7.5% increase in the average selling price, which more than offset a 3.2% decrease in unit deliveries. Southwest region housing revenues accounted for 24.1% of domestic housing revenues in 2002, compared to 25.4% in 2001 and 25.7% in 2000. The Central region posted housing revenues of $1.52 billion, up 15.5% from $1.32 billion in 2001, the result of year-over-year increases of 9.8% in unit deliveries and 5.3% in the average selling price. Central region housing revenues accounted for 35.9% of domestic housing revenues in 2002, compared to 34.0% in 2001 and 31.6% in 2000. In France, housing revenues of $609.6 million in 2002 rose 23.2% from $494.8 million in 2001, the result of a 12.0% increase in unit volume and a 10.0% increase in the average selling price. French housing revenues accounted for 12.6% of the Company’s total housing revenues in 2002, compared to 11.3% in 2001 and 12.5% in 2000.

In 2001, West Coast region housing revenues increased 11.6% from $1.41 billion in 2000 due to a 1.4% increase in unit deliveries and a 10.2% increase in the average selling price. Housing revenues in the Southwest region rose 16.1% in 2001 from $846.9 million in 2000, reflecting increases of 7.0% in unit deliveries and 8.5% in the average selling price. In the Central region, housing revenues in 2001 rose 26.3% from $1.04 billion in 2000, the result of a 15.5% increase in unit delivery volume and a 9.4% increase in the average selling price. In France, housing revenues rose 5.2% in 2001 from $470.3 million in 2000, reflecting a 14.0% increase in unit volume, partially offset by a 7.7% decline in the average selling price.

Company-wide housing deliveries increased 3.7% to 25,452 units in 2002 from 24,538 units in 2001, reflecting growth in U.S. and French deliveries of 2.4% and 12.0%, respectively. The increase in domestic deliveries was driven by a 9.8% increase in the Company’s Central region, partially offset by decreases of 3.7% and 3.2% in the West Coast and Southwest regions, respectively. West Coast region deliveries decreased to 5,344 units in 2002 from 5,550 units in 2001, as the Company operated from 21.5% fewer active communities in the region during 2002. Southwest region operations delivered 6,037 units in 2002, down from 6,238 units in 2001, reflecting a decrease of 9.5% in the average number of active communities operated in this region. In the Central region, deliveries totaled 10,284 units in 2002, increasing from 9,368 units in 2001, partly due to the Company’s expansion into Florida through a start-up business established in 2002 and acquisitions completed in 2002 and 2001. The average number of active communities in the Central region rose 12.8% in 2002. French deliveries increased to 3,787 units in 2002 from 3,382 units in 2001, with the average number of active communities increasing 16.2% from year to year.

In 2001, housing deliveries increased 9.6% to 24,538 units from 22,392 units in 2000, due to improvement in all geographic regions of the Company. The growth in domestic deliveries reflected increases of 1.4%, 7.0% and 15.5% in the West Coast, Southwest and Central regions, respectively. West Coast deliveries rose to 5,550 units in 2001 from 5,476 units in 2000 despite an 8.1% decline in the average number of active communities in the region during 2001. Southwest operations delivered 6,238 units in 2001, up from 5,832 units in 2000, despite a decrease of 5.1% in the average number of active communities operated in the region. Deliveries from Central region operations increased to 9,368 units in 2001 from 8,112 units in 2000, as the average number of active communities in the region rose 9.0% from the prior year. French deliveries increased 14.0% to 3,382 units in 2001 from 2,967 units in 2000, partly due to the inclusion of a full year of results from acquisitions made during 2000.

The Company-wide average new home price increased 7.2% in 2002, to $190,800 from $178,000 in 2001, due to increases in the average selling prices in each domestic region and in France. The 2001 average new home price had advanced 5.8% from $168,300 in 2000, as a higher domestic average selling price was partially offset by a lower average selling price in France.

In the West Coast region, the average selling price rose 12.4% in 2002 to $318,300 from $283,100 in 2001, which had increased 10.2% from $257,000 in 2000. The average selling price in the Southwest region increased 7.5% to $169,400 in 2002, compared with $157,600 in 2001, which had increased 8.5% from $145,200 in 2000. The Central region average selling price rose 5.3% to $148,100 in 2002 compared with $140,700 in 2001, which had increased 9.4% from $128,600 in 2000. The higher average selling prices in each of the Company’s domestic regions in 2002 resulted from a combination of factors: generally higher prices throughout the West Coast region; selected increases in sales prices in certain markets and communities in the Southwest and Central regions; and increases in lot premiums and options sold through the KB Home studios in all of the Company’s domestic regions. The increase in the Company’s domestic average selling price in 2001 from 2000 resulted from strategic increases in sales prices in most of its markets.

The Company’s average selling price in France increased 10.0% to $161,000 in 2002 from $146,300 in 2001, which had decreased 7.7% from $158,500 in 2000. The increase in 2002 resulted primarily from a positive foreign currency translation impact. The decrease in 2001 was largely the result of a Company strategy to increase the proportion of condominiums in its French deliveries. Condominiums are typically priced below single-family detached homes. The decrease also resulted from an adverse foreign currency translation impact.

Revenues from the development of commercial buildings, all located in metropolitan Paris, totaled $43.8 million in 2002, down from $69.9 million in 2001 and $.8 million in 2000. The decrease in French commercial revenues in 2002 versus 2001 reflected the completion of certain projects during the year and a lack of new commercial construction contracts initiated in 2002. In 2001, the Company’s French commercial revenues increased substantially from 2000 due to the Company’s decision to expand its commercial activity as market conditions for this type of development improved. For several years prior to 2001, the Company had de-emphasized its commercial development operations, which had generated revenues as high as $362.3 million in 1990, in light of less favorable commercial market conditions.

Land sale revenues totaled $39.2 million in 2002, $64.8 million in 2001 and $100.5 million in 2000. Generally, land sale revenues fluctuate with management’s decisions to maintain or decrease the Company’s land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company and prevailing market conditions. The results for 2002 and 2001 were representative of typical historical fluctuations in Company land sales activity.

OPERATING INCOME Operating income increased to a new Company record of $452.9 million in 2002, up 28.6% from the previous record of $352.3 million achieved in 2001. As a percentage of revenues, operating income rose to 9.2% in 2002 from 7.8% in 2001. Housing gross profits in 2002 increased 18.1%, or $158.7 million, to $1.04 billion from $876.4 million in 2001. As a percentage of related revenues, the housing gross profit margin was 21.3% in 2002, up from 20.1% in the prior year, primarily due to a higher average selling price. The Company’s housing gross profit margin also showed sequential improvement during each quarter of 2002, progressing from 20.0% in the first quarter to 22.6% in the fourth quarter. Commercial activities in France generated profits of $10.3 million in 2002, compared to $10.6 million in 2001. Company-wide land sales generated profits of $3.2 million in 2002 and $1.7 million in 2001.

Selling, general and administrative expenses totaled $595.7 million in 2002 compared with $536.5 million in 2001. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses in 2002 remained unchanged from 2001 at 12.3%.

Operating income increased 22.1% to $352.3 million in 2001 from $288.6 million in 2000. As a percentage of revenues, operating income rose to 7.8% in 2001 from 7.5% in 2000. Housing gross profits in 2001 increased 17.8%, or $132.7 million, to $876.4 million from $743.7 million in 2000. As a percentage of related revenues, the housing gross profit margin was 20.1% in 2001, up from 19.7% in 2000, primarily due to a higher average selling price. Commercial activities in France generated profits of $10.6 million in 2001, compared to $.2 million in 2000. Company-wide land sales generated profits of $1.7 million in 2001 and $2.8 million in 2000.

Selling, general and administrative expenses increased to $536.5 million in 2001 from $458.0 million in 2000. As a percentage of housing revenues, selling, general and administrative expenses increased slightly to 12.3% in 2001 from 12.2% in 2000. For the first nine months of 2001, the Company achieved a lower selling, general and administrative expense ratio compared to the same period of 2000. Selling expenses rose significantly in the fourth quarter of 2001, however, as marketing efforts had to be stepped up to stimulate traffic in the aftermath of the September 11, 2001 tragedy and to attract sales in the increasingly competitive marketplace. Selling expenses remained at higher levels into the first quarter of 2002, before returning to more normal levels in the remainder of the year.

INTEREST INCOME AND EXPENSE Interest income, which is generated from short-term investments and mortgages receivable, amounted to $4.2 million in 2002, $3.6 million in 2001 and $5.8 million in 2000. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.

Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. In 2002, interest expense, net of amounts capitalized, decreased by $8.4 million to $32.7 million from $41.1 million in 2001. Gross interest incurred in 2002 was $1.9 million lower than that incurred in 2001, mainly due to lower interest rates in 2002. The percentage of interest capitalized in 2002 and 2001 was 67.6% and 60.1%, respectively. The increase in the percentage of interest capitalized in 2002 primarily resulted from a higher proportion of land under development in 2002 compared to 2001.

In 2001, interest expense, net of amounts capitalized, increased to $41.1 million from $31.5 million in 2000. Gross interest incurred in 2001 was $8.8 million higher than that incurred in 2000, reflecting an increase in average indebtedness. The percentage of interest capitalized in 2001 decreased from the 66.6% capitalized in 2000.

MINORITY INTERESTS Operating income was reduced by minority interests of $17.0 million in 2002, $27.9 million in 2001 and $31.6 million in 2000. Minority interests for 2002 were comprised solely of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. In 2001 and 2000, minority interests also included distributions of $11.4 million and $15.2 million, respectively, associated with the Company’s Feline Prides securities. Since the Feline Prides mandatorily converted into common stock of the Company on August 16, 2001, distributions on these securities terminated on that date. Minority interests related to consolidated subsidiaries and joint ventures in 2002 were essentially flat compared with 2001 and 2000.

EQUITY IN PRETAX INCOME OF UNCONSOLIDATED JOINT VENTURES The Company’s unconsolidated joint venture activities were located in California, Florida, Nevada, New Mexico and France in 2002; Nevada, New Mexico and France in 2001; and California, Nevada, New Mexico and France in 2000. These unconsolidated joint ventures posted combined revenues of $65.9 million in 2002, $82.1 million in 2001 and $116.8 million in 2000. Revenues from unconsolidated joint ventures in 2002 were lower than in 2001 and 2000 due to a decrease in joint venture unit deliveries in 2002. All unconsolidated joint venture revenues in 2002, 2001 and 2000 were generated from residential properties. Unconsolidated joint ventures generated combined pretax income of $9.7 million in 2002, $6.5 million in 2001 and $4.9 million in 2000. The Company’s share of pretax income from unconsolidated joint ventures totaled $4.4 million in 2002, $3.9 million in 2001 and $2.9 million in 2000.

GAIN ON ISSUANCE OF FRENCH SUBSIDIARY STOCK In the first quarter of 2000, the Company recognized a one-time gain of $39.6 million from the issuance of 5,314,327 common shares (including the over allotment option) by KBSA, the Company’s French subsidiary, in an initial public offering. The offering was made in France and elsewhere in Europe and was priced at 23 euros per share. Since the initial public offering, KBSA has been listed on the Premier Marché of the Paris Bourse. The offering generated total net proceeds of $113.1 million, of which $82.9 million was used by the Company to reduce its domestic debt and repurchase shares of its common stock. The remainder was used to fund internal and external growth of KBSA. Since the initial public offering, the Company has maintained a 57% majority ownership interest in KBSA and continues to consolidate these operations in its financial statements.

MORTGAGE BANKING

INTEREST INCOME AND EXPENSE The Company’s mortgage banking operations provide financing principally to purchasers of homes sold by the Company’s domestic housing operations through the origination of residential mortgages. Interest income is earned primarily from first mortgages and mortgage-backed securities held for long-term investment as collateral, while interest expense results from notes payable and the collateralized mortgage obligations. Interest income increased to $22.6 million in 2002 from $21.9 million in 2001 and $21.1 million in 2000. Interest expense decreased to $11.5 million in 2002 from $18.4 million in 2001, which had decreased from $19.4 million in 2000. Interest income increased in both 2002 and 2001 primarily due to a higher average balance of first mortgages held under commitments of sale and other receivables outstanding compared to the previous year.

Interest expense decreased in 2002 due to a lower average balance of notes payable outstanding and lower interest rates compared to 2001. In 2001, interest expense decreased from the previous year due to lower interest rates. Combined interest income and expense resulted in net interest income of $11.1 million in 2002, $3.5 million in 2001 and $1.7 million in 2000. These differences reflect variations in mortgage production mix; movements in short-term versus long-term interest rates; and the amount, timing and rates of return on interim reinvestments of monthly principal amortization and prepayments.

OTHER MORTGAGE BANKING REVENUES Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent, mortgage servicing fees and insurance commissions, totaled $69.3 million in 2002, $50.5 million in 2001 and $39.2 million in 2000. The increase in 2002 reflected a higher volume of mortgage originations resulting from both higher housing unit delivery volume and increased retention. The term “retention” refers to the percentage of the Company’s domestic homebuyers using its mortgage banking subsidiary as a loan originator. In 2001, the increase in other mortgage banking revenues reflected higher gains on the sales of mortgages and servicing rights primarily due to a higher volume of mortgage originations associated with both increases in underlying housing unit delivery volume and higher retention. Also contributing to the increase in 2001 was a shift in product mix toward a higher proportion of fixed rate loans.

GENERAL AND ADMINISTRATIVE EXPENSES General and administrative expenses associated with mortgage banking operations increased to $22.9 million in 2002 from $20.3 million in 2001 and $17.2 million in 2000. In 2002 and 2001, general and administrative expenses increased as a result of higher staff levels needed to accommodate the Company’s increasing backlog and the continued growth of its mortgage banking operations in line with rising delivery volumes. The increase in general and administrative expenses in 2001 also resulted from the expansion of certain ancillary businesses.

INCOME TAXES

The Company recorded income tax expense of $154.9 million in 2002, $110.3 million in 2001 and $87.7 million in 2000. These amounts represented effective income tax rates of approximately 33.0% in 2002 and 34.0% in both 2001 and 2000 (excluding the one-time gain on the issuance of French subsidiary stock in 2000). The effective tax rate declined by 1.0 percentage point in 2002 as a result of tax reduction strategies employed by the Company. Pretax income for financial reporting purposes and taxable income for income tax purposes historically have differed primarily due to the impact of state income taxes, treatment of foreign-related income, intercompany dividends and the investment in tax credit partnerships.

LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. Operating, investing and financing activities provided net cash of $48.7 million in 2002 and $248.3 million in 2001.

Operating activities provided $357.0 million in 2002 and $45.9 million in 2001. The Company’s sources of operating cash in 2002 included earnings of $314.4 million, an increase in accounts payable, accrued expenses and other liabilities of $149.5 million, a decrease in receivables of $114.0 million, and various noncash items deducted from net income. The cash provided was partially offset by investments in inventories of $186.6 million (excluding the effect of the AHH acquisition and $32.6 million of inventories acquired through seller financing) and other operating uses of $6.7 million.

In 2001, sources of operating cash included an increase in accounts payable, accrued expenses and other liabilities of $295.9 million, earnings of $214.2 million, other operating sources of $21.3 million, and various noncash items deducted from net income. The increase in accounts payable, accrued expenses and other liabilities primarily reflected increased production activity at the end of the year as the Company’s payment terms were essentially unchanged from the previous year. The cash provided was partially offset by an increase in receivables of $372.9 million and investments in inventories of $137.1 million (excluding the effect of the Trademark and RBT acquisitions and $54.6 million of inventories acquired through seller financing).

Investing activities used $52.8 million in 2002 and $48.3 million in 2001. In 2002, $31.2 million was used for net purchases of property and equipment, $27.5 million, net of cash acquired, was used for the acquisition of AHH and $4.0 million was used for investments in unconsolidated joint ventures. Partially offsetting these uses were proceeds of $8.7 million received on mortgage-backed securities, which were principally used to pay down collateralized mortgage obligations for which the mortgage-backed securities had served as collateral, and net sales of $1.2 million of mortgages held for long-term investment.

In 2001, cash used by investing activities included $53.7 million, net of cash acquired, used for the acquisitions of Trademark and RBT, and $12.2 million for net purchases of property and equipment. Partially offsetting these uses were proceeds of $7.9 million received from mortgage-backed securities, distributions of $5.4 million relating to investments in unconsolidated joint ventures and net sales of $4.3 million of mortgages held for long-term investment.

Financing activities in 2002 used $255.5 million of cash compared to $250.6 million provided in 2001. In 2002, cash was used for net payments on borrowings of $262.5 million, redemption of the Company’s 9 3/8% senior subordinated notes of $175.0 million, repurchases of common stock of $190.8 million, cash dividend payments of $12.4 million, payments on collateralized mortgage obligations of $8.3 million and payments to minority interests of $6.4 million. Partially offsetting these uses were $198.4 million in proceeds from the sale of 8 5/8% senior subordinated notes, $144.3 million in proceeds from KBSA’s sale of 8 3/4% French senior notes and $57.2 million from the issuance of common stock under employee stock plans. On December 14, 2001, pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission (“SEC”) on December 5, 1997 (the “1997 Shelf Registration”), the Company issued $200.0 million of 8 5/8% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due December 15, 2008, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. On or prior to December 15, 2004, the Company may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of one or more public or private equity offerings at a redemption price of 108.625% of their principal amount, together with accrued and unpaid interest. The notes are not otherwise redeemable at the option of the Company. The Company used $175.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding 9 3/8% senior subordinated notes due 2003. The remaining net proceeds were used for general corporate purposes.

On July 29, 2002, KBSA issued 150.0 million euros principal amount of 8 3/4% French senior notes at 100% of the principal amount of the notes. The notes, which are publicly traded and are due August 1, 2009 with interest payable semi-annually, represent unsecured obligations of KBSA and rank pari passu in right of payment with all other senior unsecured indebtedness of KBSA. The Company does not guarantee these KBSA notes. On or prior to August 1, 2005, KBSA may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of qualified equity offerings at a redemption price of 108.75% of their principal amount together with accrued and unpaid interest, if any. The notes are not otherwise redeemable at the option of KBSA, except in the event of certain changes in tax laws. Proceeds from the issuance of the notes were used to pay down bank borrowings and other indebtedness.

Financing activities in 2001 provided $247.5 million from the issuance of 9 1/2% senior subordinated notes, $37.9 million from the issuance of common stock under employee stock plans and $5.1 million from net proceeds on borrowings. Partially offsetting these sources were payments to minority interests of $21.1 million, cash dividend payments of $11.2 million and payments of $7.6 million on collateralized mortgage obligations. Pursuant to its 1997 Shelf Registration, the Company issued $250.0 million of 91 /2% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due February 15, 2011 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole or in part, at 104.750% of their principal amount beginning February 15, 2006, and thereafter at prices declining annually to 100% on and after February 15, 2009. Proceeds from the issuance of the notes were used to pay down bank borrowings.

The Company’s financial leverage, as measured by the ratio of debt to total capital, was 47.8% at the end of 2002 compared to 49.9% at the end of 2001. The Company seeks to maintain its ratio of debt to total capital within a targeted range of 45% to 55%.

On September 30, 2002, the Company acquired Orlando, Florida-based AHH for approximately $74.0 million, including the assumption of approximately $46.5 million in debt. AHH, which in 2001 delivered more than 800 single-family homes in Orlando and Tampa and generated rev-

enues of approximately $140.0 million, controlled more than 4,000 lots at the time of the acquisition. The AHH acquisition strengthens the Company’s market position in Florida, marking its entry into the Orlando market and supplementing its Tampa start-up business. AHH was accounted for under the purchase method of accounting and was assigned to the Company’s construction segment. No goodwill was recorded in connection with the acquisition. The results of AHH’s operations were included in the Company’s consolidated financial statements as of the date of acquisition.

On July 19, 2001, the Company acquired Trademark, a builder of single-family homes in Jacksonville, Florida. The acquisition marked the Company’s entry into Florida. Trademark was acquired for approximately $30.1 million, including the assumption of approximately $16.3 million in debt, and was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was $9.2 million and was allocated to goodwill and assigned to the Company’s construction segment. On September 26, 2001, KBSA completed the acquisition of RBT, a France-based builder of condominiums. As a result of the acquisition, KBSA believes it has a leading market position in the Rhône-Alpes region of France. RBT was acquired for approximately $28.7 million and was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was $10.2 million and was allocated to goodwill and assigned to the Company’s construction segment. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the goodwill amounts recorded in connection with the acquisitions of Trademark and RBT are not being amortized but are being reviewed for impairment on an annual basis. The results of Trademark and RBT were included in the Company’s consolidated financial statements as of their respective acquisition dates.

During 2002 and 2000, the Company repurchased 4.0 million and 10.7 million shares of its common stock at an aggregate price of $190.8 million and $247.2 million, respectively, under stock repurchase programs authorized by its Board of Directors. On July 16, 2002, the Company’s Board of Directors approved an increase in the Company’s previously authorized stock repurchase program to permit future purchases of up to 2.0 million additional shares of the Company’s common stock. No shares had been repurchased under this authorization as of November 30, 2002.

External sources of financing for the Company’s construction activities include its domestic unsecured credit facility, other domestic and foreign bank lines, third-party secured financings, and the public debt and equity markets. Substantial unused lines of credit remain available for the Company’s future use, if required, principally through its domestic unsecured revolving credit facility. On October 6, 2000, the Company entered into an unsecured credit agreement (the “Unsecured Credit Facility”) consisting of a four-year committed revolving credit facility and a five-year term loan. The Unsecured Credit Facility totaled $827.0 million at November 30, 2002 and was comprised of a $644.0 million four-year committed revolving credit facility and a $183.0 million five-year term loan. The Unsecured Credit Facility has the capacity to be expanded up to an aggregate total of $900.0 million if additional bank lending commitments are obtained. Interest on the Unsecured Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. At November 30, 2002, the Company had $580.6 million available for its future use under the Unsecured Credit Facility, net of $63.4 million of outstanding letters of credit. In addition, the Company’s French subsidiaries had lines of credit with various banks which totaled $304.0 million at November 30, 2002 and have various committed expiration dates through April 2006. Under these unsecured financing agreements, $286.5 million was available to the Company’s French subsidiaries at November 30, 2002.

Depending upon available terms and its negotiating leverage related to specific market conditions, the Company also finances certain land acquisitions with purchase-money financing from land sellers and other third parties. At November 30, 2002, the Company had outstanding seller-financed notes payable of $67.7 million secured primarily by the underlying property which had a carrying value of $152.7 million.

The Company’s primary contractual financing obligations at November 30, 2002 were comprised of senior and senior subordinated notes, term loan borrowings, mortgages, land contracts and other loans with principal payments due as follows: 2003: $9.3 million; 2004: $178.8 million; 2005: $183.0 million; 2006: $179.2 million; 2007: $0; and thereafter: $599.2 million.

The Company’s current universal shelf registration statement filed on October 15, 2001 with the SEC (as subsequently amended, the “2001 Shelf Registration”) for up to $750.0 million of the Company’s debt and equity securities was declared effective on January 28, 2002. The 2001 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, stock purchase contracts, stock purchase units and/or warrants to purchase such securities. As of November 30, 2002, no securities had been issued under the 2001 Shelf Registration and $750.0 million of capacity remained available.

On July 7, 1998, the Company, together with a KBHC Trust that was wholly owned by the Company, issued an aggregate of 19.0 million Feline Prides securities. The Feline Prides consisted of (i) 18.0 million Income Prides with a stated amount per Income Prides of $10 (the “Stated Amount”), which were units comprised of a capital security and a stock purchase contract under which the holders were to purchase common stock from the Company not later than August 16, 2001 and the Company was to pay to the holders certain unsecured contract adjustment payments, and (ii) 1.0 million Growth Prides with a face amount per Growth Prides equal to the Stated Amount, which were units consisting of a 1/100th beneficial interest in a zero-coupon U.S. Treasury security and a stock purchase contract under which the holders were to purchase common stock from the Company not later than August 16, 2001 and the Company was to pay to the holders certain unsecured contract adjustment payments. On August 16, 2001, all of the Company’s Feline Prides mandatorily converted into approximately 6.0 million shares of the Company’s common stock.

The Company uses its capital resources primarily for land purchases, land development and housing construction. The Company typically manages its investments in land by purchasing property under options and other types of conditional contracts whenever possible, and similarly controls its investment in housing inventories by strongly emphasizing the pre-sale of homes over speculative construction and carefully managing the timing of the production process. The Company’s backlog ratio (beginning backlog as a percentage of unit deliveries in the succeeding quarter) was 171.0% for the fourth quarter of 2002, slightly lower than the 174.1% ratio for the fourth quarter of 2001. The Company’s inventories have become significantly more geographically diverse in the last decade, primarily as a result of the Company’s extensive domestic expansion outside of the West Coast region. As of November 30, 2002, 16.9% of the lots owned or controlled by the Company were located in the West Coast region, 25.9% were in the Southwest region, 48.1% were in the Central region and 9.1% were in France. The Company continues to concentrate its housing operations in desirable areas within targeted growth markets, principally oriented toward entry-level and first-time move up purchasers.

The principal sources of liquidity for the Company’s mortgage banking operations are internally generated funds from the sales of mortgages and related servicing rights. Mortgages originated by the mortgage banking operations are generally sold in the secondary market within 60 days of origination. External sources of financing for these operations include a $200.0 million master loan and security agreement (the “$200.0 Million Master Loan and Security Agreement”) and a $400.0 million master loan and security agreement. The $200.0 Million Master Loan and Security Agreement was renewed on May 13, 2002 with an investment bank. The agreement, which expires on May 26, 2003, provides for a facility fee based on the $200.0 million maximum amount available and provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The Company’s mortgage banking subsidiary entered into an additional $400.0 million master loan and security agreement with another investment bank on May 13, 2002. The agreement, which expires on May 13, 2003, provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. During the fourth quarter of 2002, the Company’s mortgage banking subsidiary negotiated a temporary increase in the maximum credit amount available under the $400.0 million master loan and security agreement to $550.0 million (the “$550.0 Million Master Loan and Security Agreement”) through February 13, 2003. The temporary increase was obtained to meet the Company’s increased volume of loan originations. The mortgage banking subsidiary’s previously outstanding $300.0 million mortgage warehouse facility, which was scheduled to expire on February 18, 2003, was terminated early by the Company on November 13, 2002.

The amounts outstanding under the $200.0 Million Master Loan and Security Agreement and the $550.0 Million Master Loan and Security Agreement are secured by separate borrowing bases, which include certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under either facility. Each facility includes financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income. At November 30, 2002, the Company’s mortgage banking subsidiary had $143.1 million available under its $200.0 Million Master Loan and Security Agreement and $99.4 million available under its $550.0 Million Master Loan and Security Agreement. The Company believes its sources of financing are adequate to fund its mortgage banking operations.

Debt service on the Company’s collateralized mortgage obligations is funded by receipts from mortgage-backed securities. Such funds are expected to be adequate to meet future debt-payment schedules for the collateralized mortgage obligations and therefore these securities have virtually no impact on the capital resources and liquidity of the mortgage banking operations.

The Company continues to benefit in all of its operations from the strength of its capital position, which has allowed it to maintain overall profitability during troubled economic times, finance domestic and international expansion, re-engineer product lines and diversify into new markets through both de novo entry and acquisition. Secure access to capital at competitive rates, among other reasons, should enable the Company to continue to grow and expand. As a result of its geographic diversification, the disciplines of its KBnxt operational business model and its strong capital position, the Company believes it has adequate resources and sufficient credit facilities to satisfy its current and reasonably anticipated future requirements for funds needed to acquire capital assets and land, construct homes, fund its mortgage banking operations, and meet other needs of its business, both on a short and long-term basis.

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

In determining a portion of the construction and land costs for each period, the Company relies on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, increases in costs which have not yet been committed, changes in governmental requirements, unforeseen environmental hazard discoveries or other unanticipated issues encountered during construction that fall outside the scope of contracts obtained. While the actual results for a particular construction project are accurately reported over time, variances between the budgeted and actual costs of a project could result in the understatement or overstatement of construction and land costs and construction gross margins in a specific reporting period. To reduce the potential for such distortion, the Company has set forth procedures that collectively comprise a “critical accounting policy.” These procedures, which have been applied by the Company on a consistent basis, include updating, assessing and revising project budgets on a monthly basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most recent information available to estimate construction and land costs to be charged to expense. The variances between budgeted and actual amounts identified by the Company have historically not had a material impact on its consolidated results of operations. Management believes that the Company’s policies provide for reasonably dependable estimates to be used in the calculation and reporting of construction and land costs.

As disclosed in the consolidated financial statements, the Company had goodwill in the amount of $194.6 million at November 30, 2002. In accordance with SFAS No. 142, the Company performed impairment tests of goodwill as of November 30, 2002 and identified no impairment. However, the process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s conclusion regarding goodwill impairment could change and result in a material effect on its financial position or results of operations.

SUBSEQUENT EVENTS

On January 27, 2003, pursuant to the 2001 Shelf Registration, the Company issued $250.0 million of 7 3/4% senior subordinated notes at 98.444% of the principal amount of the notes and on February 7, 2003, the Company issued an additional $50.0 million notes in the same series (collectively, the “$300.0 Million Senior Subordinated Notes”). The $300.0 Million Senior Subordinated Notes, which are due February 1, 2010, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The $300.0 Million Senior Subordinated Notes are redeemable at the option of the Company at 103.875% of their principal amount beginning February 1, 2007 and thereafter at prices declining annually to 100% on and after February 1, 2009. In addition, before February 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the $300.0 Million Senior Subordinated Notes with the net proceeds of one or more public or private equity offerings at a redemption price of 107.75% of their principal amount, together with accrued and unpaid interest. The Company used $129.0 million of the net proceeds from the issuance of the $300.0 Million Senior Subordinated Notes to redeem all of its outstanding $125.0 million 9 5/8% senior subordinated notes due 2006. The remaining net proceeds were used for general corporate purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142. SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than amortized as previous standards required. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, although early application was permitted for entities, like the Company, with fiscal years beginning after March 15, 2001. The Company has recorded goodwill in connection with various acquisitions completed in recent years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company adopted SFAS No. 142 on December 1, 2001, earlier than required. Since adopting SFAS No. 142, the Company tests goodwill for impairment using the two-step process prescribed in the pronouncement. The first step is used to identify potential impairment, while the second step measures the amount of impairment, if any. The impairment tests of goodwill performed by the Company as of November 30, 2002 and December 1, 2001 indicated no impairment. Application of the provisions of SFAS No. 142 by the Company resulted in the elimination of amortization expense in 2002. Prior to the adoption of SFAS No. 142, the Company amortized goodwill over periods ranging from five to ten years using the straight-line method. At November 30, 2001, accumulated goodwill amortization totaled $107.7 million. Results reported for the years ended November 30, 2001 and 2000 included after tax goodwill amortization expense of $18.5 million and $17.8 million, respectively. For the year ended November 30, 2001, elimination of this amortization expense would have resulted in net income of $232.7 million and an increase of $.49 in basic earnings per share, from the amount reported, to $6.21 and an increase of $.48 in diluted earnings per share, from the amount reported, to $5.98. For the year ended November 30, 2000, elimination of this amortization expense would have resulted in net income of $227.8 million and an increase of $.46 in basic earnings per share, from the amount reported, to $5.85 and an increase of $.44 in diluted earnings per share, from the amount reported, to $5.68.

In December 2001, the Accounting Standards Executive Committee issued Statement of Position 01-6, “Accounting by Certain Entities (including Entities With Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”). SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. Under SOP 01-6, mortgage companies are explicitly subject to new accounting and reporting provisions and disclosure requirements, including disclosures about regulatory capital and net worth requirements. SOP 01-6 also requires the carrying amounts of loans and servicing rights to be allocated using relative fair values in a manner consistent with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). Such allocation was not previously required and the Company’s mortgage banking operations recognized servicing rights income upon closing of the respective loans as permitted under the applicable accounting guidance. The Company plans to adopt SOP 01-6 in the first quarter of 2003 and is currently evaluating the potential impact of the adoption of SOP 01-6 on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing the guarantee. The disclosure requirements of FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company plans to adopt FASB Interpretation No. 45 in the first quarter of 2003 and is currently evaluating the potential impact of the interpretation on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure” (“SFAS No. 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB Opinion No. 28”) to require disclosure about those effects in interim financial information. SFAS No. 148’s amendment of the transition and disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted. SFAS No. 148’s amendment of the disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. The Company does not plan to change to the fair value method of accounting, but plans to adopt the disclosure requirements of SFAS No. 148 in the second quarter of 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”). FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the potential impact of FASB Interpretation No. 46 on its financial statements.

OUTLOOK

The Company’s residential backlog at November 30, 2002 stood at 12,023 units, the highest year-end backlog level in its history, and represented aggregate future revenues of $2.35 billion, also a year-end record. The Company’s backlog in terms of units and value at November 30, 2002 increased 8.1% and 24.2%, respectively, compared to 11,127 units in residential backlog, representing aggregate future revenues of $1.89 billion, at year-end 2001. The average number of active communities in the fourth quarter of 2002 rose 1.8% from the year-earlier quarter. Company-wide net orders of 5,831 units for the quarter ending November 30, 2002 were up 9.3% from the 5,336 net orders reported in the corresponding quarter of 2001.

The Company’s domestic residential backlog at November 30, 2002 rose 23.7% to $1.97 billion, from $1.60 billion at year-end 2001. The growth in domestic backlog value at year-end 2002 reflected increases in all of the Company’s geographic regions. On a unit basis, domestic backlog stood at 9,858 units at year-end 2002, up 8.2% from 9,115 units at year-end 2001. The West Coast region backlog value totaled $789.7 million on 2,380 units at November 30, 2002, up from $474.6 million on 1,643 units at November 30, 2001. West Coast region net orders increased 13.7% in the fourth quarter of 2002, to 1,106 units, from 973 units in the fourth quarter of 2001, while the average number of active communities remained virtually unchanged. In the Southwest region, backlog value increased to $475.2 million on 2,795 units at November 30, 2002, up from $420.3 million on 2,551 units at November 30, 2001. This improvement also occurred with essentially no year-over-year change in the number of active communities in the region. Fourth quarter net orders in the Southwest region increased 35.6% to 1,567 units in 2002 from 1,156 units in 2001. In the Central region, backlog value rose to $708.0 million on 4,683 units at November 30, 2002 from $700.3 million on 4,921 units at November 30, 2001. Fourth quarter net orders in the Central Region decreased 4.2% to 1,964 units in 2002 from 2,051 units in the year-earlier period despite a 13.9% increase in the average number of active communities.

In France, residential backlog at November 30, 2002 totaled $373.8 million on 2,165 units, up 26.8% and 7.6%, respectively, from $294.9 million on 2,012 units at year-end 2001. French net orders increased 3.3% to 1,194 units in the fourth quarter of 2002 from 1,156 units in the year-earlier period. The value of the backlog associated with French commercial development activities totaled approximately $54.2 million at November 30, 2002 compared to $41.6 million at year-end 2001.

Substantially all homes included in the year-end 2002 backlog are expected to be delivered during 2003. However, cancellation rates could increase, particularly if market conditions deteriorate, international hostilities accelerate, further terrorist attacks occur or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

The Company remains committed to increasing its overall unit deliveries in future years through the well-developed, long-term growth strategies it has in place. These strategies include the expansion of existing operations to achieve optimal market volume levels as well as the possible entry into new geographic markets through de novo entry, acquisitions or a combination of the two approaches. The Company’s ultimate growth will be determined by its ability to increase the average number of active communities it operates in new and existing markets, with this expansion enhanced or tempered by changes in the U.S. and French political and economic environments.

While adhering to the disciplines of its longstanding KBnxt operational business model, the Company has leveraged the model with additional complementary initiatives, including strategies to establish and deepen its leading market positions and to identify new acquisition opportunities. The Company believes its capital structure and operational disciplines will allow it to deliver consistent results even during challenging economic conditions. The Company has successfully diversified its operations in recent years while at the same time maintaining a selective approach to land investment. The Company’s strategies are intended to reduce financial risk and limit the Company’s exposure and sensitivity to swings in economic conditions.

The Company currently expects to achieve its sixth consecutive year of record earnings in fiscal 2003. However, this expectation could be materially affected by various risk factors, such as the continued impact of terrorist activities and U.S. military response (including the much-discussed potential U.S. conflict with Iraq), accelerating recessionary trends and other adverse changes in general economic conditions either nationally, in the U.S. or France, or in the localized regions in which the Company operates; continued diminution in domestic job growth or employment levels; a continued downturn in the economy’s pace; or changes in home mortgage interest rates or consumer confidence, among other things. With such risk factors as background, the Company currently expects its 2003 unit deliveries to increase by 10% to 12% over 2002, mainly due to growth in the average number of active communities planned for 2003 due to organic expansion and recent acquisition activity. The Company anticipates its projected earnings growth for 2003 will result from increased unit delivery volume, a higher housing gross margin and a decrease in its selling, general and administrative expense ratio. The Company currently believes that it is well-positioned to meet its financial goals for 2003 due to the performance it achieved in 2002, its excellent cash and borrowing capacity positions, the backlog of homes in place at the beginning of fiscal year 2003 and its commitment to adhere to the disciplines of its KBnxt operational business model.

* * * * * * *

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the homebuilding industry, among other things. These statements are not guarantees of future performance, and the Company has no specific intention to update these statements.

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

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED NOVEMBER 30,
in thousands, except per share amounts	2002	2001	2000

TOTAL REVENUES	$5,030,816	$4,574,184	$3,930,858

CONSTRUCTION:
Revenues	$4,938,894	$4,501,715	$3,870,488
Construction and land costs	(3,890,243)	(3,612,936)	(3,123,869)
Selling, general and administrative expenses	(595,734)	(536,463)	(458,010)

Operating income	452,917	352,316	288,609
Interest income	4,173	3,559	5,782
Interest expense, net of amounts capitalized	(32,730)	(41,072)	(31,479)
Minority interests	(16,994)	(27,932)	(31,640)
Equity in pretax income of unconsolidated joint ventures	4,378	3,875	2,926
Gain on issuance of French subsidiary stock			39,630

Construction pretax income	411,744	290,746	273,828

MORTGAGE BANKING:
Revenues:
Interest income	22,578	21,935	21,130
Other	69,344	50,534	39,240

	91,922	72,469	60,370
Expenses:
Interest	(11,467)	(18,436)	(19,374)
General and administrative	(22,949)	(20,262)	(17,164)

Mortgage banking pretax income	57,506	33,771	23,832

Total pretax income	469,250	324,517	297,660
Income taxes	(154,900)	(110,300)	(87,700)

NET INCOME	$314,350	$214,217	$209,960

BASIC EARNINGS PER SHARE	$7.57	$5.72	$5.39

DILUTED EARNINGS PER SHARE	$7.15	$5.50	$5.24

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

NOVEMBER 30,
in thousands, except shares	2002	2001

ASSETS
CONSTRUCTION:
Cash and cash equivalents	$309,434	$266,195
Trade and other receivables	403,957	437,043
Inventories	2,173,497	1,884,761
Investments in unconsolidated joint ventures	21,023	8,844
Deferred income taxes	178,022	118,584
Goodwill	194,614	190,785
Other assets	110,887	77,310

	3,391,434	2,983,522

MORTGAGE BANKING:
Cash and cash equivalents	20,551	15,138
Receivables:
First mortgages and mortgage-backed securities	21,020	30,912
First mortgages held under commitments of sale and other receivables	578,549	655,491
Other assets	13,986	7,803

	634,106	709,344

TOTAL ASSETS	$4,025,540	$3,692,866

LIABILITIES AND STOCKHOLDERS’ EQUITY
CONSTRUCTION:
Accounts payable	$487,237	$446,279
Accrued expenses and other liabilities	466,876	351,144
Mortgages and notes payable	1,167,053	1,088,615

	2,121,166	1,886,038

MORTGAGE BANKING:
Accounts payable and accrued expenses	34,104	33,289
Notes payable	507,574	595,035
Collateralized mortgage obligations secured by mortgage-backed securities	14,079	22,359

	555,757	650,683

MINORITY INTERESTS:
Consolidated subsidiaries and joint ventures	74,266	63,664

	74,266	63,664

STOCKHOLDERS’ EQUITY:
Preferred stock — $1.00 par value; authorized, 10,000,000 shares: none outstanding
Common stock — $1.00 par value; authorized, 100,000,000 shares; 53,422,339 and 51,825,270 shares outstanding at November 30, 2002 and 2001, respectively	53,422	51,825
Paid-in capital	508,448	458,089
Retained earnings	1,103,387	801,408
Accumulated other comprehensive income	8,895	(3,084)
Deferred compensation	(8,978)	(10,444)
Grantor stock ownership trust, at cost: 7,900,140 shares and 8,142,831 shares at November 30, 2002 and 2001, respectively	(171,702)	(176,976)
Treasury stock, at cost: 5,448,100 and 1,448,100 shares at November 30, 2002 and 2001, respectively	(219,121)	(28,337)

TOTAL STOCKHOLDERS’ EQUITY	1,274,351	1,092,481

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,025,540	$3,692,866

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of Shares

		Grantor
		Stock
YEARS ENDED NOVEMBER 30,	Common	Ownership	Treasury	Common	Paid-in
in thousands	Stock	Trust	Stock	Stock	Capital

Balance at November 30, 1999	48,091	(3,750)		$48,091	$335,324

Comprehensive income:
Net income
Foreign currency translation adjustments
Total comprehensive income
Dividends on common stock
Exercise of employee stock options	306			306	5,445
Common stock purchased and retired	(4,000)			(4,000)	(100,000)
Grantor stock ownership trust		(5,032)			(8)
Treasury stock			(1,448)
Issuance of French subsidiary stock

Balance at November 30, 2000	44,397	(8,782)	(1,448)	44,397	240,761

Comprehensive income:
Net income
Foreign currency translation adjustments
Net unrealized gain on hedges
Total comprehensive income
Dividends on common stock
Exercise of employee stock options	1,451			1,451	27,365
Feline Prides conversion	5,977			5,977	183,773
Employee deferred stock compensation
Grantor stock ownership trust		639			6,190

Balance at November 30, 2001	51,825	(8,143)	(1,448)	51,825	458,089

Comprehensive income:
Net income
Foreign currency translation adjustments
Net unrealized loss on hedges
Total comprehensive income
Dividends on common stock
Exercise of employee stock options	1,597			1,597	45,883
Employee deferred stock compensation
Grantor stock ownership trust		243			4,476
Treasury stock			(4,000)

Balance at November 30, 2002	53,422	(7,900)	(5,448)	$53,422	$508,448

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated		Grantor
		Other		Stock		Total
YEARS ENDED NOVEMBER 30,	Retained	Comprehensive	Deferred	Ownership	Treasury	Stockholders'
in thousands	Earnings	Income (Loss)	Compensation	Trust	Stock	Equity

Balance at November 30, 1999	$376,626	$(1,584)		$(81,874)		$676,583

Comprehensive income:
Net income	209,960					209,960
Foreign currency translation adjustments		(7,980)				(7,980)

Total comprehensive income						201,980
Dividends on common stock	(11,465)					(11,465)
Exercise of employee stock options						5,751
Common stock purchased and retired						(104,000)
Grantor stock ownership trust				(108,998)		(109,006)
Treasury stock					$(28,337)	(28,337)
Issuance of French subsidiary stock	23,253					23,253

Balance at November 30, 2000	598,374	(9,564)		(190,872)	(28,337)	654,759

Comprehensive income:
Net income	214,217					214,217
Foreign currency translation adjustments		2,594				2,594
Net unrealized gain on hedges		3,886				3,886

Total comprehensive income						220,697
Dividends on common stock	(11,183)					(11,183)
Exercise of employee stock options						28,816
Feline Prides conversion						189,750
Employee deferred stock compensation			$(10,444)			(10,444)
Grantor stock ownership trust				13,896		20,086

Balance at November 30, 2001	801,408	(3,084)	(10,444)	(176,976)	(28,337)	1,092,481

Comprehensive income:
Net income	314,350					314,350
Foreign currency translation adjustments		14,535				14,535
Net unrealized loss on hedges		(2,556)				(2,556)

Total comprehensive income						326,329
Dividends on common stock	(12,371)					(12,371)
Exercise of employee stock options						47,480
Employee deferred stock compensation			1,466			1,466
Grantor stock ownership trust				5,274		9,750
Treasury stock					(190,784)	(190,784)

Balance at November 30, 2002	$1,103,387	$8,895	$(8,978)	$(171,702)	$(219,121)	$1,274,351

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED NOVEMBER 30,
in thousands	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$314,350	$214,217	$209,960
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in pretax income of unconsolidated joint ventures	(4,378)	(3,875)	(2,926)
Minority interests	16,994	27,932	31,640
Gain on issuance of French subsidiary stock			(39,630)
Amortization of discounts and issuance costs	2,155	1,284	1,012
Depreciation and amortization	17,173	43,858	41,298
Provision for deferred income taxes	(59,438)	(44,742)	25,677
Change in assets and liabilities, net of effects from acquisitions:
Receivables	113,956	(372,852)	(53,935)
Inventories	(186,588)	(137,103)	(96,078)
Accounts payable, accrued expenses and other liabilities	149,513	295,856	(54,970)
Other, net	(6,747)	21,345	(9,140)

Net cash provided by operating activities	356,990	45,920	52,908

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(27,548)	(53,724)	(24,292)
Investments in unconsolidated joint ventures	(4,010)	5,438	13,885
Net sales (originations) of mortgages held for long-term investment	1,220	4,270	(2,645)
Payments received on first mortgages and mortgage-backed securities	8,672	7,955	6,615
Purchases of property and equipment, net	(31,145)	(12,189)	(18,500)

Net cash used by investing activities	(52,811)	(48,250)	(24,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments on) credit agreements and other short-term borrowings	(239,076)	31,336	84,984
Proceeds from issuance of senior subordinated notes	198,412	247,500
Proceeds from issuance of French senior notes	144,302
Redemption of senior subordinated notes	(175,000)
Issuance of French subsidiary stock			113,118
Payments on collateralized mortgage obligations	(8,358)	(7,569)	(6,312)
Payments on mortgages, land contracts and other loans	(23,490)	(26,277)	(25,857)
Issuance of common stock under employee stock plans	57,230	37,909	11,636
Payments to minority interests	(6,392)	(21,134)	(20,133)
Payments of cash dividends	(12,371)	(11,183)	(11,465)
Repurchases of common stock	(190,784)		(169,228)

Net cash provided (used) by financing activities	(255,527)	250,582	(23,257)

Net increase in cash and cash equivalents	48,652	248,252	4,714
Cash and cash equivalents at beginning of year	281,333	33,081	28,367

Cash and cash equivalents at end of year	$329,985	$281,333	$33,081

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid, net of amounts capitalized	$36,555	$54,128	$50,042
Income taxes paid	121,283	61,033	40,818

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Cost of inventories acquired through seller financing	$32,637	$54,550	$25,054
Conversion of Feline Prides		189,750
Issuance of promissory notes to repurchase common stock			78,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS KB Home (the “Company”) is a builder of single-family homes with operations in the United States and France. Domestically, the Company operates in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. In France, the Company operates through a majority-owned subsidiary which also develops commercial and high-density residential projects, such as condominium complexes. Through its mortgage banking subsidiary, KB Home Mortgage Company, the Company provides mortgage banking services to a majority of its domestic homebuyers.

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

CASH AND CASH EQUIVALENTS The Company considers all highly liquid debt instruments and other short-term investments purchased with a maturity of three months or less to be cash equivalents. As of November 30, 2002 and 2001, the Company’s cash equivalents totaled $264,432,000 and $291,713,000, respectively.

FOREIGN CURRENCY TRANSLATION Results of operations for French entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded in stockholders’ equity as foreign currency translation adjustments.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES Effective December 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, which addresses the accounting for and disclosure of derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against changes in the fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

In the normal course of business, the Company uses financial instruments to meet the financing needs of its customers and reduce its exposure to fluctuations in interest rates. The Company’s risk management program involves the use of mortgage forward delivery contracts and non-mandatory commitments to mitigate its exposure to movements in interest rates on interest rate lock agreements and mortgage loans held for sale. The Company forecasts the amount and timing of its future loan sales and uses mortgage forward delivery contracts and non-mandatory commitments to hedge the variability of the cash flows associated with the Company’s future loan sales. The mortgage forward delivery contracts and non-mandatory commitments are designated as cash flow hedges and changes in the value of these instruments are recognized in other comprehensive income until such time as earnings are affected by the underlying hedged item. At the inception of a hedge, the Company formally documents the relationship between the mortgage forward delivery contracts or non-mandatory commitments and the forecasted loan sales as well as the risk management objective and strategy for undertaking the hedge transactions. Mortgage forward delivery contracts are obtained through the U.S. public markets and non-mandatory commitments are entered into with major financial institutions in order to minimize counter-party credit risk.

In its mortgage loan origination process, the Company also uses interest rate lock agreements which represent commitments to originate loans to customers at market rates on the date such agreements are established, typically three months or less before settlement. Although these interest rate lock agreements generally have no value on the date of origination, they may gain or lose value due to subsequent changes in mortgage interest rates. All of the Company’s interest rate lock agreements are classified as held for sale upon funding of the underlying loans. In accordance with SFAS No. 133, the Company classifies and accounts for its interest rate lock agreements as non-designated derivative instruments and records these agreements at fair value with changes in value recorded to current earnings.

In connection with the adoption of SFAS No. 133, at December 1, 2000, the Company recognized a pretax cumulative effect transition adjustment which reduced other comprehensive income by $2,400,000. This amount represented the cumulative net adjustments at December 1, 2000 of mortgage forward delivery contracts and non-mandatory commitments. Pursuant to the requirements of SFAS No. 133, cumulative losses in other comprehensive income of $2,400,000 were recognized in earnings during the year ended November 30, 2001, concurrent with the settlement of the related forecasted loan sales. Cumulative gains related to the derivative instruments in the amount of $3,886,000 were recorded in other comprehensive income at November 30, 2001 and were recognized in earnings, generally within three months or less, concurrent with the recognition in earnings of the hedged forecasted loan sales.

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

YEARS ENDED NOVEMBER 30,
in thousands	2002	2001	2000

Basic average shares outstanding	41,511	37,465	38,931
Net effect of stock options assumed to be exercised	2,443	1,454	1,138

Diluted average shares outstanding	43,954	38,919	40,069

GOODWILL In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than amortized as previous standards required. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, although early application was permitted for entities, like the Company, with fiscal years beginning after March 15, 2001. The Company has recorded goodwill in connection with various acquisitions completed in recent years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company adopted SFAS No. 142 on December 1, 2001, earlier than required. Since adopting SFAS No. 142, the Company tests goodwill for impairment using the two-step process prescribed in the pronouncement. The first step is used to identify potential impairment, while the second step measures the amount of impairment, if any. The impairment tests of goodwill performed by the Company as of November 30, 2002 and December 1, 2001 indicated no impairment. Application of the provisions of SFAS No. 142 by the Company resulted in the elimination of amortization expense in 2002. Prior to the adoption of SFAS No. 142, the Company amortized goodwill over periods ranging from five to ten years using the straight-line method. At November 30, 2001, accumulated goodwill amortization totaled $107,744,000. Results reported for the years ended November 30, 2001 and 2000 included after tax goodwill amortization expense of $18,472,000 and $17,813,000, respectively. For the year ended November 30, 2001, elimination of this amortization expense would have resulted in net income of $232,689,000 and an increase of $.49 in basic earnings per share, from the amount reported, to $6.21 and an increase of $.48 in diluted earnings per share, from the amount reported, to $5.98. For the year ended November 30, 2000, elimination of this amortization expense would have resulted in net income of $227,773,000 and an increase of $.46 in basic earnings per share, from the amount reported, to $5.85 and an increase of $.44 in diluted earnings per share, from the amount reported, to $5.68.

SEGMENT INFORMATION In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified two reportable segments: construction and mortgage banking. The Company’s construction segment consists primarily of domestic and international homebuilding operations. The Company’s construction operations are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to the first-time homebuyer. Domestically, the Company currently sells homes in Arizona, California, Colorado, Florida, Nevada, New Mexico and Texas. Internationally, the Company operates in France through a majority-owned subsidiary. In addition to constructing homes, the Company’s French subsidiary builds commercial projects and high-density residential properties, such as condominium complexes, in France. The Company’s mortgage banking operations provide mortgage banking services primarily to the Company’s domestic homebuyers. The mortgage banking segment originates, processes and sells mortgages to third-party investors. The Company does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

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

RECENT ACCOUNTING PRONOUNCEMENTS In December 2001, the Accounting Standards Executive Committee issued Statement of Position 01-6, “Accounting by Certain Entities (including Entities With Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”). SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. Under SOP 01-6, mortgage companies are explicitly subject to new accounting and reporting provisions and disclosure requirements, including disclosures about regulatory capital and net worth requirements. SOP 01-6 also requires the carrying amounts of loans and servicing rights to be allocated using relative fair values in a manner consistent with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”). Such allocation was not previously required and the Company’s mortgage banking operations recognized servicing rights income upon closing of the respective loans as permitted under the applicable accounting guidance. The Company plans to adopt SOP 01-6 in the first quarter of 2003 and is currently evaluating the potential impact of the adoption of SOP 01-6 on its financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The disclosure requirements of FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company plans to adopt FASB Interpretation No. 45 in the first quarter of 2003 and is currently evaluating the potential impact of the interpretation on its financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure” (“SFAS No. 148”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (“APB Opinion No. 28”) to require disclosure about those effects in interim financial information. SFAS No. 148’s amendment of the transition and disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002, with earlier application permitted. SFAS No. 148’s amendment of the disclosure requirements of APB Opinion No. 28 is effective for interim periods beginning after December 15, 2002. The Company does not plan to change to the fair value method of accounting, but plans to adopt the disclosure requirements of SFAS No. 148 in the second quarter of 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”). FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the potential impact of FASB Interpretation No. 46 on its financial statements.

RECLASSIFICATIONS Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2002 presentation.

Note 2

ISSUANCE OF FRENCH SUBSIDIARY STOCK

On February 7, 2000, Kaufman & Broad S.A. (“KBSA”), the Company’s wholly owned French subsidiary, issued 5,314,327 common shares (including the over-allotment option) in an initial public offering. The offering was made in France and elsewhere in Europe and was priced at 23 euros per share. Since the initial public offering, KBSA has been listed on the Premier Marché of the Paris Bourse. The offering generated total net proceeds of $113,100,000, of which $82,900,000 was used by the Company to reduce its domestic debt and repurchase shares of its common stock. The remainder was used to fund internal and external growth of KBSA. The Company recognized a gain of $39,630,000, or $.99 per diluted share as a result of the offering. For tax purposes, the proceeds received by the Company in connection with the initial public offering were treated as a dividend paid out of the accumulated earnings and profits of KBSA. While such dividends are generally taxed on a current basis, the Company had sufficient foreign tax credits to offset any federal taxes due on the dividend received; therefore, no deferred taxes were provided on the gain recognized in the financial statements for the year ended November 30, 2000. Since the initial public offering, the Company has maintained a 57% majority ownership interest in KBSA and continues to consolidate these operations in its financial statements.

Note 3

ACQUISITIONS

During the year ended November 30, 2000, the Company’s French subsidiary, KBSA, completed the acquisitions of four homebuilders in France. These companies were acquired for an aggregate purchase price of $33,516,000 and were accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net assets acquired was $24,745,000 and was allocated to goodwill. Through November 30, 2001, the Company amortized the goodwill on a straight-line basis over a period of ten years. However, in accordance with SFAS No. 142, which the Company adopted as of December 1, 2001, the goodwill is no longer amortized but is reviewed for impairment on an annual basis. The results of these acquisitions were included in the Company’s financial statements as of their respective acquisition dates.

On July 19, 2001, the Company acquired Trademark Home Builders, Inc. (“Trademark”), a builder of single-family homes in Jacksonville, Florida. The acquisition marked the Company’s entry into Florida. Trademark was acquired for approximately $30,146,000, including the assumption of approximately $16,284,000 in debt, and was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was $9,240,000 and was allocated to goodwill and assigned to the Company’s construction segment. On September 26, 2001, KBSA completed the acquisition of Résidences Bernard Teillaud (“RBT”), a France-based builder of condominiums. As a result of the acquisition, KBSA believes it has a leading market position in the Rhône-Alpes region of France. RBT was acquired for approximately $28,675,000 and was accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was $10,152,000 and was allocated to goodwill and assigned to the Company’s construction segment. In accordance with SFAS No. 142, the goodwill amounts recorded in connection with the acquisitions of Trademark and RBT are not being amortized but are reviewed for impairment on an annual basis. The results of Trademark and RBT were included in the Company’s consolidated financial statements as of their respective acquisition dates. The pro forma results of the Company for 2001, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

On September 30, 2002, the Company acquired Orlando, Florida-based American Heritage Homes (“AHH”) for approximately $74,032,000, including the assumption of approximately $46,484,000 in debt. AHH, which in 2001 delivered more than 800 single-family homes in Orlando and Tampa and generated revenues of approximately $140,000,000, controlled more than 4,000 lots at the time of the acquisition. The AHH acquisition strengthens the Company’s market position in Florida, marking its entry into the Orlando market and supplementing its Tampa startup business. AHH was accounted for under the purchase method of accounting and was assigned to the Company’s construction segment. No goodwill was recorded in connection with the acquisition. The results of AHH’s operations were included in the Company’s consolidated financial statements as of the date of acquisition. The pro forma results of the Company for 2002 and 2001, assuming this acquisition had been made at the beginning of each year, would not be materially different from reported results.

Note 4

RECEIVABLES

CONSTRUCTION Trade receivables amounted to $293,457,000 and $329,812,000 at November 30, 2002 and 2001, respectively. Included in these amounts are unbilled receivables due from buyers on sales of French single-family detached homes, condominiums and commercial buildings accounted for using the percentage of completion method totaling $270,686,000 at November 30, 2002 and $311,871,000 at November 30, 2001. The buyers are contractually obligated to remit payments against their unbilled balances. Other receivables of $110,500,000 at November 30, 2002 and $107,231,000 at November 30, 2001 included mortgages and notes receivable, escrow deposits and amounts due from municipalities and utility companies. At November 30, 2002 and 2001, trade and other receivables were net of allowances for doubtful accounts of $22,882,000 and $19,487,000, respectively.

MORTGAGE BANKING First mortgages and mortgage-backed securities consisted of loans of $6,244,000 at November 30, 2002 and $7,464,000 at November 30, 2001 and mortgage-backed securities of $14,776,000 and $23,448,000 at November 30, 2002 and 2001, respectively. The mortgage-backed securities serve as collateral for related collateralized mortgage obligations. The properties covered by the mortgages underlying the mortgage-backed securities are single-family residences. Issuers of the mortgage-backed securities are the Government National Mortgage Association and Fannie Mae. The first mortgages and mortgage-backed securities bore interest at an average rate of 8 3/8% and 8 1/4% at November 30, 2002 and 2001, respectively (with rates ranging from 7% to 11 3/4% in 2002 and 7% to 11 5/8% in 2001).

The Company’s mortgage-backed securities held for long-term investment have been classified as held-to-maturity and are stated at amortized cost, adjusted for amortization of discounts and premiums to maturity. Such amortization is included in interest income. The total gross unrealized gains and gross unrealized losses on the mortgage-backed securities were $1,023,000 and $0, respectively, at November 30, 2002 and $1,060,000 and $0, respectively, at November 30, 2001.

First mortgages held under commitments of sale and other receivables consisted of first mortgages held under commitments of sale of $549,113,000 at November 30, 2002 and $628,627,000 at November 30, 2001 and other receivables of $29,436,000 and $26,864,000 at November 30, 2002 and 2001, respectively. The first mortgages held under commitments of sale bore interest at average rates of 6 1/2% and 7 1/4% at November 30, 2002 and 2001, respectively. The balance in first mortgages held under commitments of sale and other receivables fluctuates significantly during the year and typically reaches its highest level at quarter-ends, corresponding to the Company’s home and mortgage delivery activity.

The Company uses mortgage forward delivery contracts and non-mandatory commitments to mitigate its exposure to movements in interest rates on interest rate lock agreements and mortgage loans held for sale. At November 30, 2002 and 2001, the Company had aggregate notional amounts of $625,226,000 and $825,760,000, respectively, outstanding under mortgage forward delivery contracts and non-mandatory commitments and notional amounts of $147,485,000 and $108,077,000, respectively, outstanding under interest rate lock agreements. Interest rate lock agreements had interest rates ranging from 4 1/2% to 7% as of November 30, 2002 and 5% to 8% as of November 30, 2001. The estimated fair value of mortgage forward delivery contracts and non-mandatory commitments exceeded the contract value by $1,330,000 at November 30, 2002 and $3,886,000 at November 30, 2001. The estimated fair value of interest rate lock agreements exceeded the contract value by $1,238,000 at November 30, 2002 and was less than the contract value by $209,000 at November 30, 2001. All of the fair values were based on available market information.

Note 5

INVENTORIES

Inventories consisted of the following:

NOVEMBER 30,
in thousands	2002	2001

Homes, lots and improvements in production	$1,776,430	$1,433,880
Land under development	397,067	450,881

Total inventories	$2,173,497	$1,884,761

Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred.

The impact of capitalizing interest costs on consolidated pretax income is as follows:

YEARS ENDED NOVEMBER 30,
in thousands	2002	2001	2000

Interest incurred	$101,100	$103,046	$94,201
Interest expensed	(32,730)	(41,072)	(31,479)

Interest capitalized	68,370	61,974	62,722
Interest amortized	(68,808)	(64,025)	(40,679)

Net impact on consolidated pretax income	$(438)	$(2,051)	$22,043

Note 6

INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The Company participates in a number of joint ventures in which it has less than a controlling interest. These joint ventures, which operate in certain markets in the United States and France where the Company’s consolidated construction operations are located, are typically engaged in the development, construction and sale of residential properties and commercial projects. Combined condensed financial information concerning the Company’s unconsolidated joint venture activities follows:

NOVEMBER 30,
in thousands	2002	2001

Cash	$13,627	$10,136
Receivables	27,608	16,905
Inventories	86,949	35,565
Other assets	1,006	1,066

Total assets	$129,190	$63,672

Mortgages and notes payable	$41,490	$18,373
Other liabilities	32,145	21,517
Equity of:
The Company	21,023	8,844
Others	34,532	14,938

Total liabilities and equity	$129,190	$63,672

The joint ventures finance land and inventory investments of the Company’s operating subsidiaries through a variety of borrowing arrangements. The Company typically does not guarantee these financing arrangements.

YEARS ENDED NOVEMBER 30,
in thousands	2002	2001	2000

Revenues	$65,884	$82,122	$116,837
Cost of sales	(45,490)	(56,969)	(85,383)
Other expenses, net	(10,715)	(18,668)	(26,533)

Total pretax income	$9,679	$6,485	$4,921

The Company’s share of pretax income	$4,378	$3,875	$2,926

The Company’s share of pretax income includes management fees earned from the unconsolidated joint ventures.

Note 7

MORTGAGES AND NOTES PAYABLE

CONSTRUCTION Mortgages and notes payable consisted of the following (interest rates are as of November 30):

NOVEMBER 30,
in thousands	2002	2001

Term loan borrowings (3% in 2002 and 4 1/8% in 2001)	$182,950	$167,950
Unsecured French borrowings (4% to 5 3/8% in 2002 and 4 1/5% to 5 1/2% in 2001)	17,515	137,730
Mortgages and land contracts due to land sellers and other loans (5 1/2% to 12% in 2002 and 4 1/4% to 10% in 2001)	67,733	58,586
Senior notes due 2004 at 7 3/4%	175,000	175,000
French senior notes due 2009 at 8 3/4%	149,160
Senior subordinated notes due 2003 at 9 3/8%		174,714
Senior subordinated notes due 2006 at 9 5/8%	124,695	124,635
Senior subordinated notes due 2008 at 8 5/8%	200,000
Senior subordinated notes due 2011 at 9 1/2%	250,000	250,000

Total mortgages and notes payable	$1,167,053	$1,088,615

The Company has an unsecured credit agreement (the “Unsecured Credit Facility”), dated October 6, 2000, consisting of a four-year committed revolving credit facility and a five-year term loan. The Unsecured Credit Facility totaled $827,000,000 at November 30, 2002 and was comprised of a $644,050,000 four-year committed revolving credit facility and a $182,950,000 five-year term loan. The Unsecured Credit Facility has the capacity to be expanded up to an aggregate total of $900,000,000 if additional bank lending commitments are obtained. Interest on the Unsecured Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. No borrowings were outstanding under the four-year committed revolving credit facility at November 30, 2002 or 2001.

The Company’s French subsidiaries have lines of credit with various banks which totaled $304,028,000 at November 30, 2002 and have various committed expiration dates through April 2006. These lines of credit provide for interest on borrowings at the European Interbank Offered Rate plus an applicable spread.

The weighted average annual interest rate on aggregate unsecured borrowings, excluding the senior and senior subordinated notes, was 3 3/8% and 4 3/8% at November 30, 2002 and 2001, respectively.

The $175,000,000 of 7 3/4% senior notes were issued on October 14, 1997 at 100% of the principal amount of the notes. The notes, which are due October 15, 2004 with interest payable semi-annually, represent unsecured obligations of the Company and rank pari passu in right of payment with all other senior unsecured indebtedness of the Company. The notes are not redeemable by the Company prior to stated maturity.

On July 29, 2002, KBSA issued 150,000,000 euros principal amount of 8 3/4% senior notes at 100% of the principal amount of the notes. The notes, which are publicly traded and are due August 1, 2009 with interest payable semi-annually, represent unsecured obligations of KBSA and rank pari passu in right of payment with all other senior unsecured indebtedness of KBSA. The Company does not guarantee these KBSA notes. On or prior to August 1, 2005, KBSA may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of qualified equity offerings at a redemption price of 108.75% of their principal amount together with accrued and unpaid interest, if any. The notes are not otherwise redeemable at the option of KBSA, except in the event of certain changes in tax laws. Proceeds from the issuance of the notes were used to pay down bank borrowings and other indebtedness.

The $125,000,000 of 9 5/8% senior subordinated notes were issued on November 14, 1996 at 99.525% of the principal amount of the notes. The notes, which are due November 15, 2006 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole or in part, at 104.8125% of their principal amount beginning November 15, 2001, and thereafter, at prices declining annually to 100% on and after November 15, 2004.

On December 14, 2001, pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission (“SEC”) on December 5, 1997 (the “1997 Shelf Registration”), the Company issued $200,000,000 of 8 5/8% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due December 15, 2008, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. On or prior to December 15, 2004, the Company may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of one or more public or private equity offerings at a redemption price of 108.625% of their principal amount, together with accrued and unpaid interest. The notes are not otherwise redeemable at the option of the Company. The Company used $175,000,000 of the net proceeds from the issuance of the notes to redeem all of its outstanding 9 3/8% senior subordinated notes due 2003. The remaining net proceeds were used for general corporate purposes.

On February 8, 2001, pursuant to its 1997 Shelf Registration, the Company issued $250,000,000 of 9 1/2% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due February 15, 2011 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole or in part, at 104.750% of their principal amount beginning February 15, 2006, and thereafter at prices declining annually to 100% on and after February 15, 2009. Proceeds from the issuance of the notes were used to pay down bank borrowings.

The Company’s current universal shelf registration statement filed on October 15, 2001 with the SEC (as subsequently amended, the “2001 Shelf Registration”) was declared effective on January 28, 2002. The remaining capacity under the 1997 Shelf Registration was rolled into the 2001 Shelf Registration, thereby providing the Company with a total issuance capacity of $750,000,000 under the 2001 Shelf Registration. The 2001 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, stock purchase contracts, stock purchase units and/or warrants to purchase such securities. As of November 30, 2002, no securities had been issued under the 2001 Shelf Registration and $750,000,000 of capacity remained available.

The 7 3/4% senior notes and 9 5/8%, 8 5/8% and 9 1/2% senior subordinated notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments, create certain liens, engage in mergers, consolidations, or sales of assets, or engage in certain transactions with officers, directors and employees. Under the terms of the Unsecured Credit Facility, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. Based on the terms of the Company’s Unsecured Credit Facility, senior notes and senior subordinated notes, retained earnings of $197,291,000 were available for payment of cash dividends or stock repurchases at November 30, 2002.

Principal payments on senior and senior subordinated notes, term loan borrowings, mortgages, land contracts and other loans are due as follows:

2003: $9,336,000; 2004: $178,816,000; 2005: $183,039,000; 2006: $179,187,000; 2007: $0; and thereafter: $599,160,000.

Assets (primarily inventories) having a carrying value of approximately $152,738,000 are pledged to collateralize mortgages, land contracts and other secured loans.

MORTGAGE BANKING Notes payable included the following (interest rates are as of November 30):

NOVEMBER 30,
in thousands	2002	2001

Mortgage Warehouse Facility (2 4/5% in 2001)		$280,863
$200,000 Master Loan and Security Agreement (2% in 2002 and 2 5/8% in 2001)	$56,945	314,172
$550,000 Master Loan and Security Agreement (2% in 2002)	450,629

Total notes payable	$507,574	$595,035

First mortgages receivable had been financed through a $300,000,000 revolving mortgage warehouse agreement (the “Mortgage Warehouse Facility”). The Mortgage Warehouse Facility, which was scheduled to expire on February 18, 2003, provided for an annual fee based on the committed balance of the facility and provided for interest at either the London Interbank Offered Rate or the Federal Funds Rate plus an applicable spread on amounts borrowed. The Mortgage Warehouse Facility was terminated early by the Company on November 13, 2002.

On May 13, 2002, the Company’s mortgage banking subsidiary renewed an existing $200,000,000 master loan and security agreement with an investment bank, (the “$200,000,000 Master Loan and Security Agreement”). The agreement, which expires on May 26, 2003, provides for a facility fee based on the $200,000,000 maximum amount available and provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. During the fourth quarter of 2001, the Company’s mortgage banking subsidiary negotiated a temporary increase in the maximum credit amount available under the $200,000,000 Master Loan and Security Agreement to $325,000,000 through December 31, 2001. The temporary increase was necessary to meet the Company’s increased volume of loan originations.

The Company’s mortgage banking subsidiary entered into an additional $400,000,000 master loan and security agreement with another investment bank on May 13, 2002. The agreement, which expires on May 13, 2003, provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. During the fourth quarter of 2002, the Company’s mortgage banking subsidiary negotiated a temporary increase in the maximum credit amount available under the $400,000,000 master loan and security agreement to $550,000,000 (the “$550,000,000 Master Loan and Security Agreement”) through February 13, 2003. The temporary increase was obtained to meet the Company’s increased volume of loan originations.

The amounts outstanding under the $200,000,000 Master Loan and Security Agreement and the $550,000,000 Master Loan and Security Agreement are secured by separate borrowing bases, which include certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under either facility. Each facility includes financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income.

Collateralized mortgage obligations represent bonds issued to third parties which are collateralized by mortgage-backed securities with substantially the same terms. At November 30, 2002 and 2001, the collateralized mortgage obligations bore interest at rates ranging from 8 3/4% to 11 3/4% and 8% to 12 1/4%, respectively, with stated original principal maturities ranging from 3 to 30 years. Actual maturities are dependent on the rate at which the underlying mortgage-backed securities are repaid. No collateralized mortgage obligations have been issued since 1988.

Note 8

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
OF SUBSIDIARY TRUST HOLDING SOLELY DEBENTURES OF THE COMPANY (FELINE PRIDES)

On July 7, 1998, the Company, together with KBHC Financing I, a Delaware statutory business trust (the “KBHC Trust”) that was wholly owned by the Company, issued an aggregate of 18,975,000 Feline Prides securities. The Feline Prides consisted of (i) 17,975,000 Income Prides with a stated amount per Income Prides of $10 (the “Stated Amount”), which were units comprised of a capital security and a stock purchase contract under which the holders were to purchase common stock from the Company not later than August 16, 2001 and the Company was to pay to the holders certain unsecured contract adjustment payments, and (ii) 1,000,000 Growth Prides with a face amount per Growth Prides equal to the Stated Amount, which were units consisting of a 1/100th beneficial interest in a zero-coupon U.S. Treasury security and a stock purchase contract under which the holders were to purchase common stock from the Company not later than August 16, 2001 and the Company was to pay to the holders certain unsecured contract adjustment payments. The distribution rate on the Income Prides was 8.25% per annum and the distribution rate on the Growth Prides was .75% per annum. Distributions of $11,385,000 and $15,180,000 were included as minority interests in the Company’s results of operations for each of the years ended November 30, 2001 and 2000, respectively. On August 16, 2001, all of the Company’s Feline Prides mandatorily converted into 5,977,109 shares of the Company’s common stock.

Note 9

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

The carrying values and estimated fair values of the Company’s financial instruments, except for those for which the carrying values approximate fair values, are summarized as follows:

	2002		2001

NOVEMBER 30,	Carrying	Estimated	Carrying	Estimated
in thousands	Value	Fair Value	Value	Fair Value

CONSTRUCTION:
Financial liabilities
7 3/4% Senior notes	$175,000	$179,060	$175,000	$177,013
8 3/4% French senior notes	149,160	149,906
9 3/8% Senior subordinated notes			174,714	176,750
9 5/8% Senior subordinated notes	124,695	129,600	124,635	131,288
8 5/8% Senior subordinated notes	200,000	209,750
9 1/2% Senior subordinated notes	250,000	272,300	250,000	263,600
MORTGAGE BANKING:
Financial assets
Mortgage-backed securities	14,776	15,799	23,448	24,508
Financial liabilities
Collateralized mortgage obligations secured by mortgage-backed securities	14,079	14,973	22,359	23,578

The Company used the following methods and assumptions in estimating fair values:

Cash and cash equivalents; first mortgages held under commitments of sale and other receivables; borrowings under the unsecured credit facilities, French lines of credit, Mortgage Warehouse Facility, master loan and security agreements: The carrying amounts reported approximate fair values.

Senior notes and senior subordinated notes: The fair values of the Company’s senior notes and senior subordinated notes are estimated based on quoted market prices.

Mortgage-backed securities and collateralized mortgage obligations secured by mortgage-backed securities: The fair values of these financial instruments are estimated based on quoted market prices for the same or similar issues.

Note 10

COMMITMENTS AND CONTINGENCIES

Commitments and contingencies include the usual obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business. The Company is also involved in litigation incidental to its business, the disposition of which should have no material effect on the Company’s financial position or results of operations.

Note 11

STOCKHOLDERS’ EQUITY

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

Note 12

EMPLOYEE BENEFIT AND STOCK PLANS

Benefits are provided to most employees under the Company’s 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $5,398,000 in 2002, $4,296,000 in 2001 and $4,513,000 in 2000. The assets of the Company’s 401(k) Savings Plan are held by a third party trustee. Plan participants may direct the investment of their funds among one or more of the several fund options offered by the plan. The Company’s common stock is one of the investment options available to participants. As of November 30, 2002, 2001 and 2000, less than 5% of the plan’s net assets were invested in the Company’s common stock.

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

SFAS No. 123, issued in October 1995, established financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue to use APB Opinion No. 25 and related interpretations in accounting for its stock options. Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company’s net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

YEARS ENDED NOVEMBER 30,
in thousands, except per share amounts	2002	2001	2000

Net income — as reported	$314,350	$214,217	$209,960
Net income — pro forma	301,934	207,254	205,652
Diluted earnings per share — as reported	7.15	5.50	5.24
Diluted earnings per share — pro forma	7.00	5.35	5.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002, 2001 and 2000, respectively: a risk free interest rate of 2.89%, 3.68% and 5.44%; an expected volatility factor for the market price of the Company’s common stock of 50.86%, 48.88% and 44.82%; a dividend yield of .67%, .90% and 1.00%; and an expected life of 4 years, 4 years and 4 years. The weighted average fair value of options granted in 2002, 2001 and 2000 was $14.54, $9.09 and $7.70, respectively.

Stock option transactions are summarized as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	6,245,092	$23.78	5,738,732	$19.13	4,849,822	$17.26
Granted	1,960,177	43.03	2,138,700	28.24	1,615,176	24.74
Exercised	(1,597,069)	21.80	(1,456,188)	11.90	(306,628)	16.46
Cancelled	(160,737)	25.15	(176,152)	24.74	(419,638)	21.08

Options outstanding at end of year	6,447,463	$30.08	6,245,092	$23.78	5,738,732	$19.13

Options exercisable at end of year	3,168,539	$24.98	2,843,650	$21.51	2,773,254	$15.60

Options available for grant at end of year	4,109,608		3,909,248		1,671,996

Stock options outstanding at November 30, 2002 are as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Options	Life	Price	Options	Price

$5.50 to $23.74	1,493,849	10.98	$19.57	1,477,185	$19.58
$24.25 to $26.88	1,154,098	12.87	25.05	706,167	25.06
$27.90 to $39.90	1,935,795	13.86	28.43	684,416	28.52
$40.14 to $52.58	1,863,721	14.74	43.34	300,771	43.28

$5.50 to $52.58	6,447,463	13.27	$30.08	3,168,539	$24.98

The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax benefit, if any, is recorded as additional paid-in capital.

In 1991, the Board of Directors approved the issuance of restricted stock awards of up to an aggregate 600,000 shares of common stock to certain officers and key employees. Restrictions lapse each year through May 10, 2005 on specified portions of the shares awarded to each participant so long as the participant has remained in the continuous employ of the Company. Restricted shares under this grant outstanding at the end of the year totaled 64,997 in 2002, 86,664 in 2001 and 108,331 in 2000.

Effective July 11, 2001, the Company awarded 350,000 shares of restricted common stock to its Chairman and Chief Executive Officer in accordance with the terms and conditions of his amended and restated employment agreement. The restrictions imposed with respect to the shares covered by the award lapse on December 31, 2008 if certain conditions are met. During the restriction period, the executive is entitled to vote and receive dividends on such shares. Upon issuance of the 350,000 shares, a deferred compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity and is being amortized over the restriction period. The compensation expense associated with the restricted shares totaled $1,466,000 and $550,000 for the years ended November 30, 2002 and 2001, respectively.

During 2002 and 2000, the Company repurchased 4,000,000 and 10,747,400 shares of its common stock at an aggregate price of $190,784,000 and $247,228,000, respectively, under stock repurchase programs authorized by its Board of Directors. On July 16, 2002, the Company’s Board of Directors approved an increase in the Company’s previously authorized stock repurchase program to permit future purchases of up to 2,000,000 additional shares of the Company’s common stock. No shares had been repurchased under this authorization as of November 30, 2002.

In connection with a share repurchase program, on August 27, 1999, the Company established a grantor stock ownership trust (the “Trust”) into which certain shares repurchased in 2000 and 1999 were transferred. The Trust, administered by an independent trustee, holds and distributes the shares of common stock acquired for the purpose of funding certain employee compensation and employee benefit obligations of the Company under its existing stock option, 401(k) and other employee benefit plans. The existence of the Trust has no impact on the amount of benefits or compensation that is paid under these plans.

For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheet. The difference between the Trust share value and the fair market value on the date shares are released from the Trust, for the benefit of employees, is included in additional paid-in capital. Common stock held in the Trust is not considered outstanding in the computation of earnings per share. The Trust held 7,900,140, 8,142,831 and 8,782,252 shares of common stock at November 30, 2002, 2001 and 2000, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

Note 13

POSTRETIREMENT BENEFITS

The Company has two supplemental non-qualified, unfunded retirement plans, the KB Home Supplemental Executive Retirement Plan, restated effective as of July 12, 2001, and the KB Home Retirement Plan, effective as of July 11, 2002, pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement. In connection with the plans, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with each plan are held by a trust, established as part of the plans to implement and carry out the provisions of the plans and to finance the benefits offered under the plans. The trust is the owner and beneficiary of such contracts. The amount of the insurance coverage is designed to provide sufficient revenues to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. As of November 30, 2002, the cash surrender value of these insurance contracts was $8,183,000. Net periodic benefit costs for the Company’s supplemental retirement plans for the year ended November 30, 2002 totaled $2,514,000 and were comprised of service costs of $2,373,000 and interest costs of $141,000. The projected benefit obligation at November 30, 2002 of $2,514,000 was equal to the net liability recognized in the balance sheet at that date. For the year ended November 30, 2002, the weighted average discount rates used for the KB Home Supplemental Executive Retirement Plan and the KB Home Retirement Plan were 8% and 7%, respectively.

On November 1, 2001, the Company implemented an unfunded death benefit only plan (the “KB Home Death Benefit Only Plan”) for certain key management employees. In connection with the plan, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such contracts. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. As of November 30, 2002, the cash surrender value under these policies was $5,992,000. Net periodic benefit costs for the KB Home Death Benefit Only Plan for the year ended November 30, 2002 totaled $507,000 and were comprised of service costs of $467,000 and interest costs of $40,000. The projected benefit obligation at November 30, 2002 of $507,000 was equal to the net liability recognized in the balance sheet at that date. For the year ended November 30, 2002, the weighted average discount rate used for the KB Home Death Benefit Only Plan was 8%.

Note 14

INCOME TAXES

The components of pretax income are as follows:

YEARS ENDED NOVEMBER 30,
in thousands	2002	2001	2000

United States	$430,450	$286,629	$263,266
France	38,800	37,888	34,394

Total pretax income	$469,250	$324,517	$297,660

The components of income taxes are as follows:

in thousands	Total	Federal	State	France

2002
Currently payable	$206,283	$168,063	$23,000	$15,220
Deferred	(51,383)	(50,955)		(428)

Total	$154,900	$117,108	$23,000	$14,792

2001
Currently payable	$156,051	$134,755	$17,500	$3,796
Deferred	(45,751)	(57,321)		11,570

Total	$110,300	$77,434	$17,500	$15,366

2000
Currently payable	$70,818	$43,776	$17,000	$10,042
Deferred	16,882	11,586		5,296

Total	$87,700	$55,362	$17,000	$15,338

Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. Significant components of the Company’s deferred tax liabilities and assets are as follows:

NOVEMBER 30,
in thousands	2002	2001

DEFERRED TAX LIABILITIES:
Installment sales	$34,045	$30,934
Bad debt and other reserves	286	343
Capitalized expenses	16,917	15,147
Repatriation of French subsidiaries	9,927	5,220
Other	935	1,912

Total deferred tax liabilities	62,110	53,556

DEFERRED TAX ASSETS:
Warranty, legal and other accruals	55,765	29,850
Depreciation and amortization	20,687	18,779
Capitalized expenses	24,663	20,518
Partnerships and joint ventures	61,420	31,623
Employee benefits	18,661	17,799
Noncash charge for impairment of long-lived assets	8,756	7,168
French minority interest	9,201	7,108
Tax credits	22,845	31,890
Foreign tax credits	9,880	4,625
Other	8,254	2,780

Total deferred tax assets	240,132	172,140

Net deferred tax assets	$178,022	$118,584

Income taxes computed at the statutory United States federal income tax rate and income tax expense provided in the financial statements differ as follows:

YEARS ENDED NOVEMBER 30,
in thousands	2002	2001	2000

Amount computed at statutory rate	$164,238	$113,581	$104,181
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	14,950	11,375	11,050
Differences in French tax rates	59	640	853
Intercompany dividends	(14)	5,019	(2,537)
Tax credits	(22,155)	(26,314)	(24,211)
Other, net	(2,178)	5,999	(1,636)

Total	$154,900	$110,300	$87,700

The Company has commitments to invest $1,105,000 over three years in affordable housing partnerships which are scheduled to provide tax credits.

Note 15

GEOGRAPHICAL INFORMATION

The following table presents information about the Company by geographic area.

		Operating	Identifiable
in thousands	Revenues	Income	Assets

2002
Construction:
West Coast	$1,716,078	$161,821	$1,028,564
Southwest	1,022,746	113,180	661,758
Central	1,524,316	127,871	845,710
France	675,754	50,045	855,402

Total construction	4,938,894	452,917	3,391,434
Mortgage banking	91,922	57,506	634,106

Total	$5,030,816	$510,423	$4,025,540

2001
Construction:
West Coast	$1,605,917	$101,367	$995,826
Southwest	992,949	88,787	494,519
Central	1,326,133	117,248	697,692
France	576,716	44,914	795,485

Total construction	4,501,715	352,316	2,983,522
Mortgage banking	72,469	33,771	709,344

Total	$4,574,184	$386,087	$3,692,866

2000
Construction:
West Coast	$1,466,418	$95,243	$907,956
Southwest	862,822	67,899	427,347
Central	1,065,803	90,018	531,074
France	475,445	35,449	495,391

Total construction	3,870,488	288,609	2,361,768
Mortgage banking	60,370	23,832	467,153

Total	$3,930,858	$312,441	$2,828,921

Note 16

QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended November 30, 2002 and 2001 follow:

in thousands, except per share amounts	First	Second	Third	Fourth

2002
Revenues	$915,665	$1,139,654	$1,292,969	$1,682,528
Operating income	71,265	102,108	135,402	201,648
Pretax income	63,664	95,662	125,192	184,732
Net income	42,664	64,062	83,892	123,732
Basic earnings per share	1.00	1.50	2.06	3.09
Diluted earnings per share	.95	1.42	1.95	2.92

2001
Revenues	$821,065	$1,066,945	$1,235,313	$1,450,861
Operating income	53,501	73,743	109,235	149,608
Pretax income	39,118	59,904	91,487	134,008
Net income	25,818	39,504	60,387	88,508
Basic earnings per share	.74	1.11	1.63	2.10
Diluted earnings per share	.70	1.07	1.58	2.03

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Note 17

SUBSEQUENT EVENTS

On January 27, 2003, pursuant to the 2001 Shelf Registration, the Company issued $250,000,000 of 7 3/4% senior subordinated notes at 98.444% of the principal amount of the notes and on February 7, 2003, the Company issued an additional $50,000,000 notes in the same series (collectively, the “$300,000,000 Senior Subordinated Notes”). The $300,000,000 Senior Subordinated Notes, which are due February 1, 2010, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The $300,000,000 Senior Subordinated Notes are redeemable at the option of the Company at 103.875% of their principal amount beginning February 1, 2007 and thereafter at prices declining annually to 100% on and after February 1, 2009. In addition, before February 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the $300,000,000 Senior Subordinated Notes with the net proceeds of one or more public or private equity offerings at a redemption price of 107.75% of their principal amount, together with accrued and unpaid interest. The Company used $129,016,000 of the net proceeds from the issuance of the $300,000,000 Senior Subordinated Notes to redeem all of its outstanding $125,000,000 9 5/8% senior subordinated notes due 2006. The remaining net proceeds were used for general corporate purposes.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of KB Home:

We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, on December 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/ Ernst & Young LLP

Los Angeles,
California December 19, 2002

REPORT ON FINANCIAL STATEMENTS

The management of the Company is responsible for the preparation, integrity, and fair presentation of the accompanying consolidated financial statements. The statements have been prepared in conformity with accounting principles generally accepted in the United States and include the best estimates and judgments of management. Management also prepared the other information included in the annual report and is responsible for its accuracy and consistency with the financial statements. The opinion of the independent auditors, Ernst & Young LLP, based upon their audits of the consolidated financial statements, is included in this annual report.

Management is responsible for maintaining a system of internal control over financial reporting that provides reasonable assurance, at an appropriate cost-benefit relationship, about the reliability of financial reporting. The system contains self-monitoring mechanisms, and is regularly tested by the Company’s internal auditors. Actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations — including the possibility of the circumvention or over-riding of controls — and therefore can provide only reasonable assurance with respect to the financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

The audit and compliance committee of the Company’s Board of Directors, composed solely of Directors who are not officers of the Company, regularly meets with the independent auditors, internal auditors and management to discuss the system of internal control over financial reporting and auditing and financial reporting matters. Both the independent auditors and internal auditors have unrestricted access to the audit and compliance committee, without the presence of management, to discuss any appropriate items.

/s/ Domenico Cecere

Domenico Cecere
Senior Vice President and Chief Financial Officer
December 19, 2002

STOCKHOLDER INFORMATION

COMMON STOCK PRICES

	2002		2001

	High	Low	High	Low

First Quarter	$44.34	$32.80	$38.31	$25.50
Second Quarter	53.60	39.31	33.20	24.83
Third Quarter	54.39	40.07	36.20	25.06
Fourth Quarter	53.00	41.20	34.50	24.67

DIVIDEND DATA

KB Home paid a quarterly cash dividend of $.075 per common share in 2002 and 2001.

ANNUAL STOCKHOLDERS’ MEETING

The 2003 Annual Stockholders’ meeting will be held at the W Los Angeles hotel, 930 Hilgard Avenue, in Los Angeles, California, at 9:00 a.m. on Thursday, April 3, 2003.

STOCK EXCHANGE LISTINGS

KB Home’s common stock is listed on the New York Stock Exchange and is also traded on the Boston, Chicago, Cincinnati, Midwest, Pacific and Philadelphia Exchanges. The ticker symbol is KBH.

Kaufman & Broad S.A. is listed on the Paris Bourse. The ticker symbol is KOF. Kaufman & Broad S.A.’s Web site address is ketb.com.

TRANSFER AGENT

Mellon Investor Services LLC
P.O. Box 3315
South Hackensack, New Jersey 07606
(800) 356-2017
melloninvestor.com

INDEPENDENT AUDITORS

Ernst & Young LLP
Los Angeles, California

STOCKHOLDER INFORMATION

The Company’s common stock is traded on the New York Stock Exchange under the symbol KBH. There were 47,866,730 shares of common stock outstanding as of January 31, 2003.

FORM 10-K

The Company’s 2002 Report on Form 10-K filed with the Securities and Exchange Commission may be obtained without charge by writing to the Company’s Investor Relations department, or by visiting the Company’s Web site at kbhome.com.

HEADQUARTERS

KB Home
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
(310) 231-4222 Fax
Location and Community Information:
kbhome.com
(888) KB-HOMES

INVESTOR CONTACT

James A. Gonzalez
Vice President, Investor Relations
KB Home
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
jagonzalez@kbhome.com

BONDHOLDER SERVICES ADDRESS & PHONE NUMBER

7 3/4% $175,000,000 Notes – Due 10/15/04
8 5/8% $200,000,000 Notes – Due 12/15/08
7 3/4% $300,000,000 Notes – Due 2/1/10
9 1/2% $250,000,000 Notes – Due 2/15/11

Trustee:
Sun Trust Bank
Corporate Trust Division
Mail Code 008
25 Park Place, 24th Floor
Atlanta, Georgia 30303-2900
muriel.shaw@suntrust.com
(404) 588-7067

LIST OF EXHIBITS FILED

Sequential
Exhibit		Page
Number	Description	Number

10.23	KB Home Retirement Plan
10.24	KB Home 1999 Incentive Plan, as amended July 11, 2002
13	Pages 49 through 88 and page 92 of KB Home’s 2002 Annual Report to Stockholders
22	Subsidiaries of the Registrant
24	Consent of Independent Auditors
99.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002