Form 10-Q
period 2003-02-28
KB HOME
filed 2003-04-14
CIK 795266

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended February 28, 2003.

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

Yes [X] No [   ]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

Yes [X] No [   ]

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF FEBRUARY 28, 2003.

     Common stock, par value $1.00 per share, 47,558,797 shares outstanding, including 7,645,715 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 5,948,100 shares held in treasury.

KB HOME
FORM 10-Q

INDEX

Page
Number(s)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Income - Three Months Ended February 28, 2003 and 2002	3
Consolidated Balance Sheets - February 28, 2003 and November 30, 2002	4
Consolidated Statements of Cash Flows - Three Months Ended February 28, 2003 and 2002	5
Notes to Consolidated Financial Statements	6-11
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations	12-18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
PART II. OTHER INFORMATION
Item 4. Submission of Matter to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	21
SIGNATURES	22
CERTIFICATIONS	23-24
INDEX OF EXHIBITS	25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended February 28,

	2003	2002

Total revenues	$1,094,950	$915,665

Construction:
Revenues	$1,081,426	$899,211
Construction and land costs	(848,029)	(719,801)
Selling, general and administrative expenses	(146,676)	(116,360)

Operating income	86,721	63,050
Interest income	758	1,699
Interest expense, net of amounts capitalized	(10,446)	(8,599)
Minority interests	(2,075)	(1,859)
Equity in pretax income of unconsolidated joint ventures	168	1,158

Construction pretax income	75,126	55,449

Mortgage banking:
Revenues:
Interest income	4,455	5,478
Other	9,069	10,976

	13,524	16,454
Expenses:
Interest	(2,170)	(2,992)
General and administrative	(7,641)	(5,247)

Mortgage banking pretax income	3,713	8,215

Total pretax income	78,839	63,664
Income taxes	(26,000)	(21,000)

Net income	$52,839	$42,664

Basic earnings per share	$1.32	$1.00

Diluted earnings per share	$1.25	$.95

Basic average shares outstanding	40,175	42,650

Diluted average shares outstanding	42,279	44,943

Cash dividends per common share	$.075	$.075

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 28, 2003	November 30, 2002

ASSETS
Construction:
Cash and cash equivalents	$242,433	$309,434
Trade and other receivables	349,550	403,957
Inventories	2,309,822	2,173,497
Investments in unconsolidated joint ventures	24,926	21,023
Deferred income taxes	177,131	178,022
Goodwill	191,930	194,614
Other assets	116,888	110,887

	3,412,680	3,391,434

Mortgage banking:
Cash and cash equivalents	11,352	20,551
Receivables:
First mortgages and mortgage-backed securities	15,754	21,020
First mortgages held under commitments of sale and other receivables	347,626	578,549
Other assets	14,203	13,986

	388,935	634,106

Total assets	$3,801,615	$4,025,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction:
Accounts payable	$440,662	$487,237
Accrued expenses and other liabilities	363,346	466,876
Mortgages and notes payable	1,305,982	1,167,053

	2,109,990	2,121,166

Mortgage banking:
Accounts payable and accrued expenses	40,826	34,104
Notes payable	266,507	507,574
Collateralized mortgage obligations secured by mortgage-backed securities	12,838	14,079

	320,171	555,757

Minority interests in consolidated subsidiaries and joint ventures	73,512	74,266

Common stock	53,507	53,422
Paid-in capital	516,111	508,448
Retained earnings	1,153,197	1,103,387
Accumulated other comprehensive income (loss)	(7,178)	8,895
Deferred compensation	(8,612)	(8,978)
Grantor stock ownership trust, at cost	(166,173)	(171,702)
Treasury stock, at cost	(242,910)	(219,121)

Total stockholders’ equity	1,297,942	1,274,351

Total liabilities and stockholders’ equity	$3,801,615	$4,025,540

     See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended February 28,

	2003	2002

Cash flows from operating activities:
Net income	$52,839	$42,664
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in pretax income of unconsolidated joint ventures	(168)	(1,158)
Minority interests	2,075	1,859
Amortization of discounts and issuance costs	1,109	1,060
Depreciation and amortization	4,969	4,216
Provision for deferred income taxes	891	890
Change in:
Receivables	285,330	274,717
Inventories	(119,347)	(80,955)
Accounts payable, accrued expenses and other liabilities	(143,383)	(146,852)
Other, net	(28,926)	(15,901)

Net cash provided by operating activities	55,389	80,540

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(3,735)	610
Net sales of mortgages held for long-term investment	3,865	1,245
Payments received on first mortgages and mortgage-backed securities	1,401	2,140
Purchases of property and equipment, net	(2,087)	(237)

Net cash provided (used) by investing activities	(556)	3,758

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(253,681)	(211,198)
Proceeds from issuance of senior subordinated notes	295,332	198,412
Redemption of senior subordinated notes	(129,016)	(175,000)
Payments on collateralized mortgage obligations	(1,241)	(2,030)
Payments on mortgages, land contracts and other loans	(26,057)	(4,547)
Issuance of common stock under employee stock plans	13,277	29,171
Payments to minority interests	(2,829)	(1,088)
Payments of cash dividends	(3,029)	(3,201)
Repurchases of common stock	(23,789)

Net cash used by financing activities	(131,033)	(169,481)

Net decrease in cash and cash equivalents	(76,200)	(85,183)
Cash and cash equivalents at beginning of period	329,985	281,333

Cash and cash equivalents at end of period	$253,785	$196,150

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$21,853	$9,266

Income taxes paid	$17,553	$12,747

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$16,978	$20,953

See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2002 contained in the Company’s 2002 Annual Report to Stockholders.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of February 28, 2003, the results of its consolidated operations for the three months ended February 28, 2003 and 2002, and its consolidated cash flows for the three months ended February 28, 2003 and 2002. The results of operations for the three months ended February 28, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2002 has been taken from the audited financial statements as of that date.

2.	Inventories

Inventories consist of the following (in thousands):

	February 28,	November 30,
	2003	2002

Homes, lots and improvements in production	$1,943,270	$1,776,430
Land under development	366,552	397,067

Total inventories	$2,309,822	$2,173,497

The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

	Three Months Ended February 28,

	2003	2002

Interest incurred	$30,768	$23,788
Interest expensed	(10,446)	(8,599)

Interest capitalized	20,322	15,189
Interest amortized	(14,461)	(12,613)

Net impact on consolidated pretax income	$5,861	$2,576

3.	Earnings Per Share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings Per Share (continued)

The following table presents a reconciliation of average shares outstanding (in thousands):

	Three Months Ended February 28,

	2003	2002

Basic average shares outstanding	40,175	42,650
Net effect of stock options assumed to be exercised	2,104	2,293

Diluted average shares outstanding	42,279	44,943

4.	Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended February 28,

	2003	2002

Net income	$52,839	$42,664
Foreign currency translation adjustments	(9,949)	(3,722)
Net unrealized loss on hedges	(6,124)	(7,294)

Comprehensive income	$36,766	$31,648

5.	Segment Information

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Accounting for Derivative Instruments and Hedging Activities (continued)

At February 28, 2003 and 2002, the Company had aggregate notional amounts of $390.2 million and $529.0 million, respectively, outstanding under mortgage forward delivery contracts and non-mandatory commitments, and aggregate notional amounts of $108.9 million and $113.0 million, respectively, outstanding under interest rate lock agreements. The estimated fair value of mortgage forward delivery contracts and non-mandatory commitments was less than the notional amounts by $4.8 million at February 28, 2003 and $3.4 million at February 28, 2002.

The estimated fair value of interest rate lock agreements exceeded the notional amounts by $1.7 million at February 28, 2003 and was less than the notional amounts by $.8 million at February 28, 2002. All of the fair values were based on available market information.

7.	Mortgages and Notes Payable

On January 27, 2003, pursuant to its current universal shelf registration, the Company issued $250.0 million of 7 3/4% senior subordinated notes at 98.444% of the principal amount of the notes and on February 7, 2003, the Company issued an additional $50.0 million notes in the same series (collectively, the “$300.0 Million Senior Subordinated Notes”). The $300.0 Million Senior Subordinated Notes, which are due February 1, 2010, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The $300.0 Million Senior Subordinated Notes are redeemable at the option of the Company at 103.875% of their principal amount beginning February 1, 2007 and thereafter at prices declining annually to 100% on and after February 1, 2009. In addition, before February 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the $300.0 Million Senior Subordinated Notes with the net proceeds of one or more public or private equity offerings at a redemption price of 107.75% of their principal amount, together with accrued and unpaid interest.

The Company used $129.0 million of the net proceeds from the issuance of the $300.0 Million Senior Subordinated Notes to redeem all of its outstanding $125.0 million 9 5/8% senior subordinated notes due 2006. The remaining net proceeds were used for general corporate purposes. The early extinguishment of the 9 5/8% senior subordinated notes, which had a book value of $124.7 million, resulted in a charge of $4.3 million ($2.9 million net of tax) in the first quarter of 2003. Due to the Company’s adoption of Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” an accounting standard issued in 2002, this early extinguishment charge, which previously would have been accounted for as an extraordinary item, was reflected as interest expense in results from continuing operations in the first quarter of 2003.

8.	Stock Repurchase Program

During the first quarter of 2003, the Company repurchased 500,000 shares of its common stock at an aggregate price of $23.8 million. As of February 28, 2003, the Company had an authorization from its Board of Directors for the repurchase of up to 1.5 million additional shares

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Recent Accounting Pronouncements

In December 2001, the Accounting Standards Executive Committee issued Statement of Position 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”). SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. Under SOP 01-6, mortgage companies are explicitly subject to new accounting and reporting provisions and disclosure requirements, including disclosures about regulatory capital and net worth requirements. SOP 01-6 requires the carrying amounts of loans and servicing rights to be allocated using relative fair values in a manner consistent with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Such allocation was not previously required. SOP 01-6 also requires that income from the sale of loan servicing rights be recognized when the related loan is sold, rather than upon the loan closing as was permitted under previous accounting guidance. This has the effect of deferring the Company’s recognition of servicing rights income for loans that it originates until the following month when loan settlement typically occurs. The adoption of SOP 01-6 resulted in the Company’s first quarter 2003 results from mortgage banking operations being reduced by $4.6 million ($3.1 million net of tax) due to the deferral of servicing rights income into the second quarter of 2003. The remaining quarters of 2003 are not expected to be materially affected by the adoption of SOP 01-6 since each quarter will include an offsetting impact from the previous quarter.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”). FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Certain of the disclosure requirements apply in all financial statements filed after January 31, 2003. The Company has reviewed all of its unconsolidated business relationships and believes it has no significant investments in variable interest entities at February 28, 2003. Moreover, the Company believes that full adoption of FASB Interpretation No. 46, as required in fiscal 2003, will not have a material effect on its financial position, results of operations or cash flows.

10.	Commitments and Contingencies

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing the guarantee. The disclosure requirements of FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. With respect to the product warranty disclosure requirements contained therein, the Company provides a limited warranty on all of its homes. The specific terms and conditions of warranties vary depending upon the market in which the Company does business. For homes sold in the United States, the Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from 2 to 5 years based on geographic market and state law, and a warranty for other components of the home such as appliances of 1 year. The Company estimates the costs

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Commitments and Contingencies (continued)

that may be incurred under its limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of the home is recognized.

Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liability during the period are as follows (in thousands):

Balance, November 30, 2002	$58,048
Warranties issued	13,067
Payments and adjustments	(9,399)

Balance, February 28, 2003	$61,716

In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales, commercial construction and mortgage loan originations that may be affected by FASB Interpretation No. 45. Based on historical evidence, the Company does not believe any of these representations, warranties or guarantees would result in a material effect on its financial condition or results of operations.

The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees and earnest money deposits, among other things. At February 28, 2003, the Company had outstanding approximately $630.3 million and $60.3 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.

The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. The Company’s investment in these unconsolidated joint ventures was $24.9 million at February 28, 2003. These joint ventures had outstanding secured construction debt of approximately $34.0 million at February 28, 2003. The Company does not typically guarantee the debt of joint ventures.

Borrowings outstanding and letters of credit issued under the Company’s $827.0 million domestic unsecured credit facility are guaranteed by the Company’s significant subsidiaries. As of February 28, 2003, such borrowings and letters of credit totaled $183.0 million and $58.6 million, respectively.

11.	Reclassifications

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2003 presentation.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Subsequent Events

On March 6, 2003, the Company acquired Atlanta, Georgia–based Colony Homes (“Colony”) for $141.9 million, including the assumption of $69.1 million in debt. Colony, which builds single-family homes in Atlanta, Georgia and Charlotte and Raleigh, North Carolina, delivered 1,872 homes and generated revenues of approximately $244.0 million in 2002. Colony controlled approximately 8,200 lots at the time of the acquisition.

The Colony acquisition marked the Company’s entry into the Atlanta, Charlotte and Raleigh markets and strengthened its foothold in the southeastern U.S. The results of Colony will be included in the Company’s consolidated financial statements as of the acquisition date and will be reflected as part of the Company’s Southeast region operations.

Under its existing Board of Directors authorization, the Company repurchased a total of 500,000 shares of its common stock, from April 7, 2003 through the date of this filing, at an aggregate price of $23.5 million. As of the date of this filing, the Company had a remaining authorization from its Board of Directors for the repurchase of up to 1.0 million additional shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Total revenues of $1.09 billion for the three months ended February 28, 2003 increased $179.3 million, or 19.6%, from $915.7 million for the quarter ended February 28, 2002 primarily due to higher housing revenues. The revenue figure was a Company record for first quarter results and marked the first time the Company achieved over $1.0 billion in revenues in a first quarter. Net income for the first quarter of 2003 increased 23.8% to $52.8 million from $42.7 million in the same quarter of 2002. The combination of higher unit delivery volume and improved operating income margin drove the year-over-year increase in net income in the first quarter. Net income in the first quarter of 2003 was reduced by an after tax charge of $2.9 million (or $.07 per diluted share) related to the Company’s early extinguishment of debt and by an after tax impact of $3.1 million (or $.07 per diluted share) resulting from a change in accounting in its mortgage banking operations. Diluted earnings per share for the quarter ended February 28, 2003 rose 31.6% to $1.25 from $.95 for the year-earlier quarter even with the aggregate adverse impact of $.14 per diluted share associated with the early extinguishment of debt and the change in accounting in the mortgage banking operations. The average number of diluted shares outstanding decreased 5.9% in the first quarter of 2003 from the year-earlier quarter due to the Company’s repurchase of 500,000 shares during the first quarter of 2003 and its repurchase of 4.0 million shares during fiscal year 2002.

CONSTRUCTION

Revenues increased by $182.2 million, or 20.3%, to $1.08 billion in the first quarter of 2003 from $899.2 million in the first quarter of 2002 mainly due to higher housing revenues. The Company’s construction revenues are generated from operations in the U.S. and France. The Company’s U.S. operating divisions are grouped into four regions: “West Coast” – California; “Southwest” – Arizona, Nevada and New Mexico; “Central” – Colorado and Texas; and “Southeast” – Florida. Prior to this report, the Company grouped its domestic operating divisions into three regions: West Coast, Southwest and Central. All year-over-year comparisons have been accomplished by restating applicable prior years’ results in a manner consistent with the new regional groupings.

Housing revenues for the three months ended February 28, 2003 rose by $167.8 million, or 18.8%, to $1.06 billion from $893.8 million in the year-earlier period as a result of a 4.7% increase in unit deliveries and a 13.4% increase in the Company’s average selling price. Housing revenues in the United States rose to $935.8 million on 4,477 unit deliveries in the first three months of 2003 from $790.5 million on 4,291 units in the first three months of 2002. Within the Company’s domestic operations, increases in housing revenues from the West Coast, Southwest and Southeast regions were partly offset by a decrease in housing revenues from the Central region. In the West Coast region, housing revenues increased 55.9% to $404.9 million in the first quarter of 2003 from $259.8 million in the year-earlier quarter, as deliveries rose 34.5% to 1,161 units from 863 units. Housing revenues from the Southwest region rose 10.0% to $235.1 million in the first quarter of 2003 from $213.7 million in the first quarter of 2002, as deliveries increased 10.4% to 1,375 units from 1,246 units in the same quarter a year ago. In the Southeast region, housing revenues rose 184.5% to $57.1 million in the first quarter of 2003 from $20.1 million in the same quarter of 2002. Unit deliveries in the Southeast region increased 194.0% to 341 units in the first quarter of 2003 from 116 units in the year-earlier quarter as a result of the Company’s expansion in Florida, including its acquisition of Orlando, Florida-based American Heritage Homes (“AHH”) in the fourth quarter of 2002. First quarter housing revenues from the Company’s Central region decreased 19.6% to $238.7 million in 2003 from $297.0 million in 2002, as deliveries fell 22.6% to 1,600 units from 2,066 units due to weaker market conditions in Colorado and in some of the Company’s Texas markets. Revenues from French housing operations increased 21.8% to $125.9 million on 786 units during the first three months of 2003 from $103.3 million on 734 units in the year-earlier period.

The Company-wide average new home price increased 13.4% in the first quarter of 2003 to $201,700 from $177,900 in the first quarter of 2002. During the quarter, the Company’s domestic average selling price rose 13.5% to $209,000 from $184,200, primarily due to an increase in the West Coast region. The average selling price in the Company’s West Coast region rose 15.9% to $348,800 in the first three months of 2003 from

$301,000 in the same period of 2002 as the continued shortage of housing in California drove prices up. In the Central region, the average selling price increased 3.8% to $149,200 in the first quarter of 2003 from $143,700 in the first quarter of 2002. In the Southwest region, the average selling price decreased .3% to $171,000 in the first quarter of 2003 from $171,500 in the corresponding quarter of 2002, while in the Southeast region the average selling price declined 3.2% to $167,400 from $172,900 in 2002. In France, the average selling price for the quarter ended February 28, 2003 increased 13.7% to $160,100 from $140,800 in the year-earlier quarter primarily due to currency translation effects.

The Company’s commercial business in France generated revenues of $17.3 million in the first quarter of 2003, up from $3.6 million in the first quarter of 2002 on increased commercial activities. Company-wide revenues from land sales totaled $2.5 million in the first three months of 2003 compared to $1.8 million in the first three months of 2002. Generally, land sale revenues fluctuate with management’s decisions to maintain or decrease the Company’s land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company and prevailing market conditions.

Operating income increased $23.6 million to $86.7 million in the first three months of 2003 from $63.1 million in the first three months of 2002. As a percentage of construction revenues, operating income increased 1.0 percentage point to 8.0% in the first quarter of 2003 from 7.0% in the first quarter of 2002 due to a higher housing gross margin. Gross profits rose $54.0 million, or 30.1%, to $233.4 million in the first quarter of 2003 from $179.4 million in the year-earlier quarter. Gross profits as a percentage of construction revenues rose to 21.6% in the first quarter of 2003 from 20.0% in the same quarter of 2002 primarily due to an increase in the housing gross margin to 21.5% from 20.0%. The 1.5 percentage point increase in the housing gross margin reflected enhanced operating efficiencies and higher average selling prices in the first three months of 2003. Commercial activities in France generated profits of $4.0 million during the three months ended February 28, 2003 compared with $.7 million generated during the three months ended February 28, 2002. Company-wide land sales generated profits of $.6 million and $.2 million in the first quarter of 2003 and 2002, respectively.

Selling, general and administrative expenses increased to $146.7 million in the three months ended February 28, 2003 from $116.4 million in the corresponding 2002 period. As a percentage of housing revenues, selling, general and administrative expenses were 13.8% in the first quarter of 2003 compared to 13.0% for the same period a year ago. The increase in selling, general and administrative expenses reflected upfront expenses related to new community openings and investments to expand the Company’s market presence in its Southeast region.

Interest income totaled $.8 million in the first quarter of 2003 and $1.7 million in the first quarter of 2002. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.

Interest expense (net of amounts capitalized) totaled $10.4 million in the first quarter of 2003, up from $8.6 million for the same period of 2002. Gross interest incurred during the three months ended February 28, 2003 increased $7.0 million from the amount incurred in the same period of 2002 as a result of the pretax charge of $4.3 million associated with the Company’s early extinguishment of its 9 5/8% senior subordinated notes as well as higher debt levels in 2003. The early extinguishment charge, which previously would have been accounted for as an extraordinary item, was reflected as interest expense due to the Company’s adoption of Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” an accounting standard issued in 2002. In addition, net interest expense was impacted by a slightly higher capitalization rate, which increased to 66.0% in the first quarter of 2003 from 63.9% a year earlier.

Minority interests totaled $2.1 million in the first quarter of 2003, increasing slightly from $1.9 million in the first quarter of 2002. Minority interests for the three-month periods ended February 28, 2003 and 2002 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities.

Equity in pretax income of unconsolidated joint ventures totaled $.2 million in the first quarter of 2003 and $1.2 million in the first quarter of 2002. The Company’s joint ventures recorded combined revenues of $5.8 million in the first three months of 2003 compared to $13.4 million in the corresponding period of 2002. All of the joint venture revenues in the first three months of 2003 and 2002 were generated from residential properties. Unconsolidated joint ventures generated combined pretax income of $.9 million in the first quarter of 2003 and $2.9 million in the same period of 2002.

MORTGAGE BANKING

Interest income and interest expense totaled $4.5 million and $2.2 million, respectively, in the first quarter of 2003. Interest income decreased $1.0 million from the year-earlier quarter primarily due to a lower average balance of first mortgages held under commitments of sale and other receivables outstanding during the first three months of 2003 compared to the first three months of 2002. Interest expense decreased $.8 million in the first quarter of 2003, mainly due to a lower average balance of notes payable outstanding and lower interest rates on notes payable outstanding during the period as compared to the year-earlier period.

Other mortgage banking revenues decreased by $1.9 million to $9.1 million in the first three months of 2003 from $11.0 million in the first three months of 2002. This decrease was primarily due to the adoption of Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”). SOP 01-6 requires that income from the sale of loan servicing rights be recognized when the related loan is sold, rather than upon the loan closing as was permitted under previous accounting guidance. This has the effect of deferring the Company’s recognition of servicing rights income for loans that it originates until the following month when loan settlement typically occurs. The adoption of SOP 01-6 resulted in the Company’s first quarter 2003 results from mortgage banking operations being reduced by $4.6 million ($3.1 million net of tax) due to the deferral of servicing rights income into the second quarter of 2003. The impact of the adoption was partially offset by an increase in loan originations and higher servicing release premiums per loan in the first quarter of 2003. The remaining quarters of 2003 are not expected to be materially affected by the adoption of SOP 01-6 since each quarter will include an offsetting impact from the previous quarter.

General and administrative expenses totaled $7.6 million for the quarter ended February 28, 2003 and $5.2 million for the quarter ended February 28, 2002. General and administrative expenses for the first quarter of 2003 increased primarily as a result of higher staff levels in place to accommodate the Company’s growing backlog.

INCOME TAXES

Income tax expense totaled $26.0 million in the first quarter of 2003 and $21.0 million in the first quarter of 2002. These amounts represented effective income tax rates of approximately 33% in both 2003 and 2002.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. In the first quarter of 2003, operating, investing and financing activities used net cash of $76.2 million. In the first quarter of 2002, operating, investing and financing activities used net cash of $85.2 million.

Operating activities provided cash of $55.4 million during the first three months of 2003 and $80.5 million during the same period of 2002. Sources of operating cash in the first quarter of 2003 included a decrease in receivables of $285.3 million, first quarter earnings of $52.8 million and various noncash items deducted from net income. Partially offsetting these sources were a decrease in accounts payable, accrued expenses and other liabilities of $143.4 million, net investments in inventories of $119.3 million (excluding $17.0 million of inventories acquired through seller financing) and other operating uses of $28.9 million.

In the first quarter of 2002, sources of operating cash included a decrease in receivables of $274.7 million, first quarter earnings of $42.7 million and various noncash items deducted from net income. Partially offsetting these sources were a decrease in accounts payable, accrued expenses and other liabilities of $146.9 million, net investments in inventories of $81.0 million (excluding $21.0 million of inventories acquired through seller financing) and other operating uses of $15.9 million. Cash used by investing activities totaled $.6 million in the first three months of 2003 compared to $3.8 million provided in the year-earlier period. In the first quarter of 2003, cash was used for investments in unconsolidated joint ventures of $3.7 million and net purchases of property and equipment of $2.1 million. The cash used was partially offset by $3.8 million provided from net sales of mortgages held for long-term investment and $1.4 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral. In the first quarter of 2002, investing activities provided $2.1 million in proceeds received from mortgage-backed securities, $1.3 million from net sales of mortgages held for long-term investment and $.6 million relating to distributions from investments in unconsolidated joint ventures. The cash provided in 2002 was partly offset by $.2 million used for net purchases of property and equipment.

Financing activities used cash of $131.0 million in first three months of 2003 and $169.5 million in the first three months of 2002. In the first quarter of 2003, financing activities used $279.8 million for net payments on borrowings, $129.0 million for the redemption of 9 5/8% senior subordinated notes, $23.8 million for repurchases of common stock, $3.0 million for dividend payments, $2.8 million for payments to minority interests and $1.2 million for payments on collateralized mortgage obligations. Partially offsetting these uses were $295.3 million in proceeds from the sale of 7 3/4% senior subordinated notes and $13.3 million from the issuance of common stock under employee stock plans. Pursuant to its current universal shelf registration, on January 27, 2003 the Company issued $250.0 million of 7 3/4% senior subordinated notes at 98.444% of the principal amount of the notes and on February 7, 2003, the Company issued an additional $50.0 million of notes in the same series (collectively, the “$300.0 Million Senior Subordinated Notes”). The $300.0 Million Senior Subordinated Notes, which are due February 1, 2010 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The Company used $129.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding 9 5/8% senior subordinated notes due 2006. The remaining net proceeds were used for general corporate purposes.

Financing activities in first quarter of 2002 resulted in net cash outflows due to net payments on borrowings of $215.8 million, the redemption of 9 3/8% senior subordinated notes of $175.0 million, cash dividend payments of $3.2 million, payments on collateralized mortgage obligations of $2.0 million and payments to minority interests of $1.1 million. Partially offsetting these uses were $198.4 million in proceeds from the sale of 8 5/8% senior subordinated notes and $29.2 million from the issuance of common stock under employee stock plans.

As of February 28, 2003, the Company had $585.4 million available under its $827.0 million domestic unsecured credit facility (comprised of a $644.0 million revolving credit facility and a $183.0 million term loan), net of $58.6 million of outstanding letters of credit. French unsecured financing agreements, totaling $203.9 million, had in the aggregate $199.0 million available at February 28, 2003. In addition, the Company’s mortgage banking operation had $156.3 million available under its $400.0 million master loan and security agreement and $177.2 million of capacity available under its $200.0 million master loan and security agreement at the end of the first quarter of 2003. The Company’s financial leverage, as measured by the ratio of net debt to total capital, was 45.0% at February 28, 2003 compared to 45.5% at February 28, 2002. The Company seeks to maintain its ratio of debt to total capital within a targeted range of 45%-55%.

During the first quarter of 2003, the Company repurchased 500,000 shares of its common stock at an aggregate price of $23.8 million. As of February 28, 2003, the Company had an authorization from its Board of Directors for the repurchase of up to 1.5 million additional shares.

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

Recent Accounting Pronouncements

In December 2001, the Accounting Standards Executive Committee issued Statement of Position 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”). SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. Under SOP 01-6, mortgage companies are explicitly subject to new accounting and reporting provisions and disclosure requirements, including disclosures about regulatory capital and net worth requirements. SOP 01-6 requires the carrying amounts of loans and servicing rights to be allocated using relative fair values in a manner consistent with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Such allocation was not previously required. SOP 01-6 also requires that income from the sale of loan servicing rights be recognized when the related loan is sold, rather than upon the loan closing as was permitted under previous accounting guidance. This has the effect of deferring the Company’s recognition of servicing rights income for loans that it originates until the following month when loan settlement typically occurs. The adoption of SOP 01-6 resulted in the Company’s first quarter 2003 results from mortgage banking operations being reduced by $4.6 million ($3.1 million net of tax) due to the deferral of servicing rights income into the second quarter of 2003.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing the guarantee. The disclosure requirements of FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. Refer to footnote 10 in the Notes to Consolidated Financial Statements for disclosures made in connection with FASB Interpretation No. 45 for the period ended February 28, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”). FASB Interpretation No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FASB Interpretation No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Certain of the disclosure requirements apply in all financial statements filed after January 31, 2003. The Company has reviewed all of its unconsolidated business relationships and believes it has no significant investments in variable interest entities at February 28, 2003. Moreover, the Company believes that full adoption of FASB Interpretation No. 46, as required in fiscal 2003, will not have a material effect on its financial position, results of operations or cash flows.

Subsequent Events

On March 6, 2003, the Company acquired Atlanta, Georgia–based Colony Homes (“Colony”) for $141.9 million, including the assumption of $69.1 million in debt. Colony, which builds single-family homes in Atlanta, Georgia and Charlotte and Raleigh, North Carolina, delivered 1,872 homes and generated revenues of approximately $244.0 million in 2002. Colony controlled approximately 8,200 lots at the time of the acquisition. The Colony acquisition marked the Company’s entry into the Atlanta, Charlotte and Raleigh markets and strengthened its foothold in the southeastern U.S. The results of Colony will be included in the Company’s consolidated financial statements as of the acquisition date and will be reflected as part of the Company’s Southeast region operations.

Under its existing Board of Directors authorization, the Company repurchased a total of 500,000 shares of its common stock, from April 7, 2003 through the date of this filing, at an aggregate price of $23.5 million. As of the date of this filing, the Company had a remaining authorization from its Board of Directors for the repurchase of up to 1.0 million additional shares.

Outlook

The Company’s residential backlog as of February 28, 2003 consisted of 13,309 units, representing aggregate future revenues of approximately $2.63 billion. This was the highest first quarter-end backlog in the Company’s history both in terms of units and value. The Company’s backlog units and backlog value at February 28, 2003 increased 6.1% and 15.0%, respectively, from 12,543 units, representing aggregate future revenues of approximately $2.29 billion, at February 28, 2002. Company-wide net orders of 6,549 for the first three months of 2003 were up 1.7% compared to the 6,441 net orders generated in the first three months of 2002.

The Company’s domestic operations accounted for approximately $2.23 billion of backlog value on 11,067 units at February 28, 2003 compared to $1.99 billion on 10,451 units at February 28, 2002. In the Company’s West Coast region, backlog totaled approximately $874.0 million on 2,574 units at February 28, 2003 compared to $767.8 million on 2,477 units at February 28, 2002. Net orders generated in the West Coast region decreased 20.2% to 1,355 units in the first quarter of 2003 from 1,697 units for the same quarter a year ago mainly due to strategic price increases implemented by the Company to intentionally slow down demand and maximize returns in a land constrained market. In the Company’s Southwest region, the backlog value totaled $571.9 million on 3,374 units at February 28, 2003, increasing from $479.8 million on 2,817 units at February 28, 2002, while net orders rose 29.2% to 1,954 units in the first quarter of 2003 from 1,512 in the year-earlier quarter. This increase in net orders stemmed from an 18% rise in the average number of active communities operated in the region. In the Company’s Central region, backlog totaled approximately $600.9 million on 4,012 units at the end of the first quarter of 2003, down from $689.9 million on 4,830 units a year earlier. The Company’s net orders in the region were down 15.1% to 1,953 units in the first quarter of 2003 from 2,301 units in the same period of 2002, mainly due to a softening in demand in parts of Texas and Colorado. In the Company’s Southeast region, the backlog value totaled $185.4 million on 1,107 units at February 28, 2003 compared to $56.6 million on 327 units at February 28, 2002. The region’s net orders increased 262.4% to 424 units in the first quarter of 2003 from 117 units for the same period a year ago, reflecting the Company’s continued expansion in Florida, including its acquisition of Florida-based American Heritage Homes in the fourth quarter of 2002.

In France, the value of residential backlog at February 28, 2003 was approximately $397.9 million on 2,242 units compared to $293.8 million on 2,092 units a year earlier. The Company’s net orders in France increased 6.0% to 863 in the first quarter of 2003 from 814 in the first quarter of 2002 despite the average number of active communities decreasing 4.8%. The value of backlog associated with the Company’s French commercial development activities decreased slightly to approximately $38.4 million at February 28, 2003 from $39.4 million at February 28, 2002.

Substantially all of the homes included in residential backlog are expected to be delivered in 2003; however, cancellation rates could increase, particularly if market conditions deteriorate, international hostilities accelerate, further terrorist attacks occur or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

The Company remains committed to increasing its overall unit deliveries in future years through the well-developed, long-term growth strategies it has in place. These strategies include the expansion of existing operations to achieve optimal market volume levels as well as the possible entry into new geographic markets through de novo entry, acquisitions or a combination of the two approaches. The Company’s ultimate growth will be determined by its ability to increase the average number of active communities it operates in new and existing markets, with this expansion enhanced or tempered by changes in the U.S. and French political and economic environments. The Company’s most recent expansion has occurred in its Southeast region. In addition to entering Florida in 2001 with the acquisition of Trademark Homes and improving its foothold in Florida in 2002 with the acquisition of AHH, the Company recently entered three new high growth markets: Atlanta, Charlotte and Raleigh through the acquisition of Colony. The Company believes its expansion into six distinct Southeast region markets provides a strong platform for future growth in the region and is optimistic about its future prospects.

The Company currently expects to achieve its sixth consecutive year of record earnings in 2003. However, this expectation could be materially affected by various risk factors such as the future impact of the current war in Iraq, continued impact of terrorist activities and U.S. military response; accelerating recessionary trends and other adverse changes in general economic conditions either nationally, in the U.S. or France, or in the localized regions in which the Company operates; continued diminution in domestic job growth or employment levels; a continued downturn in the U.S. economy’s pace; or changes in home mortgage interest rates or consumer confidence, among other things. With such risk factors as background, the Company currently expects its 2003 unit deliveries to increase by approximately 10% over 2002, mainly due to growth in the average number of active communities planned for 2003 due to organic expansion and the recent AHH and Colony acquisitions. The Company anticipates its projected earnings growth for 2003 will result from increased unit delivery volume, a higher housing gross margin and a decrease in its selling, general and administrative expense ratio. Demand for the Company’s homes has remained healthy to date in 2003 and has not been materially affected by the recent war in Iraq. The Company currently believes it is well-positioned to meet its financial goals for 2003 due to the performance it achieved in 2002, its excellent cash and borrowing capacity positions, the backlog of homes in place at February 28, 2003 and its commitment to adhere to the disciplines of its KBnxt operational business model.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions, material prices, labor costs, interest rates, the continued impact of terrorist activities and U.S. response, accelerating recessionary trends and other adverse changes in general economic conditions, the secondary market for loans, consumer confidence, competition, currency exchange rates (insofar as they affect the Company’s operations in France), environmental factors, government regulations affecting the Company’s operations, the availability and cost of land in desirable areas, unanticipated violations of Company policy, unanticipated legal proceedings, and conditions in the capital, credit and homebuilding markets. See the Company’s Annual Report on Form 10-K for the year ended November 30, 2002 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company’s business.

The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months ended February 28, 2003. For additional information regarding the Company’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 4. Submission of Matter to a Vote of Security Holders

The 2003 Annual Meeting of Stockholders of the Company was held on April 3, 2003, at which the following matter set forth in the Company’s Proxy Statement dated February 28, 2003, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, was voted upon with the results indicated below. All numbers reported are shares of the Company’s common stock.

The nominees listed below were elected directors for a three-year term expiring at the 2006 Annual Meeting of Stockholders with the respective votes set forth opposite their names:

Nominee	For	Authority Withheld

Kenneth M. Jastrow, II	44,255,897	635,726
Bruce Karatz	44,076,036	815,587

Mr. Ronald W. Burkle, Dr. Ray R. Irani and Mr. Luis G. Nogales continue as directors and, if nominated, will next stand for re-election at the 2004 Annual Meeting of Stockholders; Ms. Jane Evans, Mr. James A. Johnson and Dr. Barry Munitz also continue as directors and, if nominated, will next stand for re-election at the 2005 Annual Meeting of Stockholders.

Item 5. Other Information

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three-month periods ended February 28, 2003 and 2002, together with backlog data in terms of units and value by geographical region as of February 28, 2003 and 2002.

	Deliveries		Net Orders		Backlog - Units		Backlog - Value In Thousands

Region	2003	2002	2003	2002	2003	2002	2003	2002

West Coast	1,161	863	1,355	1,697	2,574	2,477	$873,999	$767,836
Southwest	1,375	1,246	1,954	1,512	3,374	2,817	571,920	479,822
Central	1,600	2,066	1,953	2,301	4,012	4,830	600,933	689,910
Southeast	341	116	424	117	1,107	327	185,365	56,571
France	786	734	863	814	2,242	2,092	397,871	293,776

Total	5,263	5,025	6,549	6,441	13,309	12,543	$2,630,088	$2,287,915

Unconsolidated joint ventures	—	56	—	13	—	55	$—	$10,780

Item 6. Exhibits and Reports on Form 8-K

Exhibits

24	The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company’s 2002 Annual Report on Form 10-K, is incorporated by reference herein.

Reports on Form 8-K

On December 16, 2002, the Company filed a Current Report on Form 8-K (Item 9), which included Regulation FD disclosure in connection with the Company’s participation in various charitable down-payment assistance programs in fiscal 2002.

On January 16, 2003, the Company filed a Current Report on Form 8-K (Item 5), which included an excerpt from the Company’s press release dated January 16, 2003, wherein it provided updated financial and other information for the three months and full year ended November 30, 2002.

On January 17, 2003, the Company filed a Current Report on Form 8-K (Item 5), which included certain exhibits related to the Company’s issuance of $250.0 million aggregate principal amount of its 7 3/4% Senior Subordinated Notes due 2010 pursuant to Registration Statements No. 333-41549 and No. 333-71630.

On February 5, 2003, the Company filed a Current Report on Form 8-K (Item 5), which included certain exhibits related to the Company’s issuance of an additional $50.0 million aggregate principal amount of its 7 3/4% Senior Subordinated Notes due 2010 pursuant to Registration Statement No. 333-71630.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME

Registrant

Dated	April 14, 2003	/s/ BRUCE KARATZ

Bruce Karatz Chairman and Chief Executive Officer (Principal Executive Officer)

Dated	April 14, 2003	/s/ DOMENICO CECERE

Domenico Cecere Senior Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Bruce Karatz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of KB Home.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed; based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated	April 14, 2003	/s/ BRUCE KARATZ

Bruce Karatz Chairman and Chief Executive Officer (Principal Executive Officer)

CERTIFICATIONS

I, Domenico Cecere, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of KB Home.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated	April 14, 2003	/s/ DOMENICO CECERE

Domenico Cecere Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

		Page of Sequentially
		Numbered Pages

99.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	26
99.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	27