Form 10-Q
period 2003-05-31
KB HOME
filed 2003-07-15
CIK 795266

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2003.

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

Yes   ☒    No   ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12 b-2 OF THE EXCHANGE ACT).

Yes   ☒    No   ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF MAY 31, 2003.

Common stock, par value $1.00 per share, 47,039,095 shares outstanding, including 7,635,555 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 6,698,100 shares held in treasury.

KB HOME
FORM 10-Q

INDEX

		Page
		Number(s)

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statements of Income -Six Months and Three Months Ended May 31, 2003 and 2002	3
	Consolidated Balance Sheets - May 31, 2003 and November 30, 2002	4
	Consolidated Statements of Cash Flows - Six Months Ended May 31, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
PART II.OTHER INFORMATION
Item 4.	Submission of Matter to a Vote of Security Holders	22
Item 5.	Other Information	22-23
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURES		24
CERTIFICATIONS		25-26
INDEX OF EXHIBITS		27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts — Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,

	2003	2002	2003	2002

Total revenues	$2,535,054	$2,055,319	$1,440,104	$1,139,654

Construction:
Revenues	$2,502,312	$2,015,856	$1,420,886	$1,116,645
Construction and land costs	(1,958,916)	(1,607,600)	(1,110,887)	(887,799)
Selling, general and administrative expenses	(334,413)	(257,867)	(187,737)	(141,507)

Operating income	208,983	150,389	122,262	87,339
Interest income	1,473	2,583	715	884
Interest expense, net of amounts capitalized	(15,998)	(14,941)	(5,552)	(6,342)
Minority interests	(8,695)	(4,287)	(6,620)	(2,428)
Equity in pretax income of unconsolidated joint ventures	689	2,598	521	1,440

Construction pretax income	186,452	136,342	111,326	80,893

Mortgage banking:
Revenues:
Interest income	8,063	11,149	3,608	5,671
Other	24,679	28,314	15,610	17,338

	32,742	39,463	19,218	23,009
Expenses:
Interest	(3,838)	(5,557)	(1,668)	(2,565)
General and administrative	(15,043)	(10,922)	(7,402)	(5,675)

Mortgage banking pretax income	13,861	22,984	10,148	14,769

Total pretax income	200,313	159,326	121,474	95,662
Income taxes	(66,100)	(52,600)	(40,100)	(31,600)

Net income	$134,213	$106,726	$81,374	$64,062

Basic earnings per share	$3.36	$2.50	$2.05	$1.50

Diluted earnings per share	$3.19	$2.36	$1.94	$1.42

Basic average shares outstanding	39,896	42,673	39,622	42,696

Diluted average shares outstanding	42,139	45,131	41,979	45,175

Cash dividends per common share	$.150	$.150	$.075	$.075

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	May 31,	November 30,
	2003	2002

ASSETS
Construction:
Cash and cash equivalents	$58,969	$309,434
Trade and other receivables	474,805	403,957
Inventories	2,672,686	2,173,497
Investments in unconsolidated joint ventures	29,805	21,023
Deferred income taxes	160,144	178,022
Goodwill	218,576	194,614
Other assets	135,475	110,887

	3,750,460	3,391,434

Mortgage banking:
Cash and cash equivalents	20,991	20,551
Receivables:
First mortgages and mortgage-backed securities	11,269	21,020
First mortgages held under commitments of sale and other receivables	268,102	578,549
Other assets	12,633	13,986

	312,995	634,106

Total assets	$4,063,455	$4,025,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction:
Accounts payable	$560,147	$487,237
Accrued expenses and other liabilities	463,332	466,876
Mortgages and notes payable	1,313,528	1,167,053

	2,337,007	2,121,166

Mortgage banking:
Accounts payable and accrued expenses	38,657	34,104
Notes payable	213,582	507,574
Collateralized mortgage obligations secured by mortgage-backed securities	10,558	14,079

	262,797	555,757

Minority interests in consolidated subsidiaries and joint ventures	82,446	74,266

Common stock	53,737	53,422
Paid-in capital	521,691	508,448
Retained earnings	1,231,616	1,103,387
Accumulated other comprehensive income	27,099	8,895
Deferred compensation	(8,245)	(8,978)
Grantor stock ownership trust, at cost	(165,952)	(171,702)
Treasury stock, at cost	(278,741)	(219,121)

Total stockholders’ equity	1,381,205	1,274,351

Total liabilities and stockholders’ equity	$4,063,455	$4,025,540

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Six Months Ended May 31,

	2003	2002

Cash flows from operating activities:
Net income	$134,213	$106,726
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in pretax income of unconsolidated joint ventures	(689)	(2,598)
Minority interests	8,695	4,287
Amortization of discounts and issuance costs	856	1,376
Depreciation and amortization	10,439	8,318
Provision for deferred income taxes	17,878	4,113
Change in:
Receivables	239,608	335,139
Inventories	(340,014)	(133,726)
Accounts payable, accrued expenses and other liabilities	61,156	(88,168)
Other, net	21,211	(17,722)

Net cash provided by operating activities	153,353	217,745

Cash flows from investing activities:
Acquisitions, net of cash acquired	(72,752)	—
Investments in unconsolidated joint ventures	(8,093)	3,234
Net sales of mortgages held for long-term investment	5,913	1,882
Payments received on first mortgages and mortgage-backed securities	3,838	3,694
Purchases of property and equipment, net	(9,524)	(2,576)

Net cash provided (used) by investing activities	(80,618)	6,234

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(369,771)	(323,738)
Proceeds from issuance of senior subordinated notes	295,332	198,412
Redemption of senior subordinated notes	(129,016)	(175,000)
Payments on collateralized mortgage obligations	(3,521)	(3,555)
Payments on mortgages, land contracts and other loans	(68,914)	(16,395)
Issuance of common stock under employee stock plans	19,308	39,401
Payments to minority interests	(574)	(1,746)
Payments of cash dividends	(5,984)	(6,373)
Repurchases of common stock	(59,620)	(93,192)

Net cash used by financing activities	(322,760)	(382,186)

Net decrease in cash and cash equivalents	(250,025)	(158,207)
Cash and cash equivalents at beginning of period	329,985	281,333

Cash and cash equivalents at end of period	$79,960	$123,126

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$11,784	$15,508

Income taxes paid	$39,553	$43,353

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$23,806	$94,200

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of May 31, 2003, the results of its consolidated operations for the six months and three months ended May 31, 2003 and 2002, and its consolidated cash flows for the six months ended May 31, 2003 and 2002. The results of operations for the six months and three months ended May 31, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2002 has been taken from the audited financial statements as of that date.

2.	Inventories

Inventories consist of the following (in thousands):

	May 31,	November 30,
	2003	2002

Homes, lots and improvements in production	$2,247,849	$1,776,430
Land under development	424,837	397,067

Total inventories	$2,672,686	$2,173,497

The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,

	2003	2002	2003	2002

Interest incurred	$61,134	$47,864	$30,366	$24,076
Interest expensed	(15,998)	(14,941)	(5,552)	(6,342)

Interest capitalized	45,136	32,923	24,814	17,734
Interest amortized	(30,214)	(28,617)	(15,753)	(16,004)

Net impact on consolidated pretax income	14,922	$4,306	$9,061	$1,730

3.	Earnings Per Share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings Per Share (continued)

The following table presents a reconciliation of average shares outstanding (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,

	2003	2002	2003	2002

Basic average shares outstanding	39,896	42,673	39,622	42,696
Net effect of stock options assumed to be exercised	2,243	2,458	2,357	2,479

Diluted average shares outstanding	42,139	45,131	41,979	45,175

4.	Stock-Based Compensation

The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 and related interpretations and, therefore, recorded no compensation expense in the determination of net income during the six-month and three-month periods ended, May 31, 2003 and 2002. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in the six-month and three-month periods ended May 31, 2003 and 2002 (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,

	2003	2002	2003	2002

Net income-as reported	$134,213	$106,726	$81,374	$64,062
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(7,028)	(6,604)	(3,634)	(2,949)

Pro forma net income	$127,185	$100,122	$77,740	$61,113

Earnings per share:
Basic-as reported	$3.36	$2.50	$2.05	$1.50
Basic-pro forma	3.19	2.35	1.96	1.43
Diluted-as reported	3.19	2.36	1.94	1.42
Diluted-pro forma	3.07	2.26	1.88	1.37

5.	Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,

	2003	2002	2003	2002

Net income	$134,213	$106,726	$81,374	$64,062
Foreign currency translation adjustment	26,187	5,092	36,136	8,814
Net derivative losses	(7,983)	(8,821)	(1,859)	(1,527)

Comprehensive income	$152,417	$102,997	$115,651	$71,349

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Segment Information

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

At May 31, 2003 and 2002, the Company had aggregate notional amounts of $412.8 million and $480.3 million, respectively, outstanding under mortgage forward delivery contracts and non-mandatory commitments, and aggregate notional amounts of $146.0 million and $115.4 million, respectively, outstanding under interest rate lock agreements. The estimated fair value of mortgage forward delivery contracts and non-mandatory commitments was less than the notional amounts by $6.7 million at May 31, 2003 and $5.4 million at May 31, 2002. At May 31, 2003 and 2002, the estimated fair value of interest rate lock agreements exceeded the notional amounts by $2.9 million and $1.1 million, respectively. All of the fair values were based on available market information.

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

Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” an accounting standard issued in 2002, this early extinguishment charge, which previously would have been accounted for as an extraordinary item, was reflected as interest expense in results from continuing operations in the first quarter of 2003 and first six months of 2003.

The Company’s mortgage banking subsidiary’s $400.0 million master loan and security agreement, which was due to expire on May 13, 2003, was extended to July 31, 2003. Other terms of this agreement remained unchanged. The Company’s mortgage banking subsidiary is currently negotiating the renewal of the $400.0 million master loan and security agreement and anticipates it will have an expiration date of July 31, 2004. On May 15, 2003, the mortgage banking subsidiary’s $200.0 million master loan and security agreement, which was due to expire on May 26, 2003, was extended to June 30, 2003. The Company’s mortgage banking subsidiary did not renew the $200.0 million master loan and security agreement upon its expiration.

9.	Stock Repurchase Program

During the first half of 2003, under an existing authorization from its Board of Directors, the Company repurchased 1.25 million shares of its common stock at an aggregate price of $59.6 million. Of those shares, 750,000 were repurchased during the second quarter of 2003. As of May 31, 2003, the Company had a remaining authorization from its Board of Directors for the repurchase of up to 750,000 additional shares.

10.	Commitments and Contingencies

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing the guarantee. The disclosure requirements of FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. FASB Interpretation No. 45 includes disclosures requirements for product warranties. These requirements are applicable to the Company since it provides a limited warranty on all of its homes. The specific terms and conditions of warranties vary depending upon the market in which the Company does business. For homes sold in the United States, the Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home such as appliances. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized.

Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Commitments and Contingencies (continued)

Changes in the Company’s warranty liability during the six months ended May 31, 2003 are as follows (in thousands):

Six Months Ended
May 31, 2003

Balance at November 30, 2002	$58,048
Warranties issued	27,764
Payments and adjustments	(17,892)

Balance at May 31, 2003	$67,920

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

The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues, start-up expenses, warranty work, contractors license fees and earnest money deposits, among other things. At May 31, 2003, the Company had outstanding approximately $663.7 million and $72.5 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.

The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. The Company’s investment in these unconsolidated joint ventures was $29.8 million at May 31, 2003. These joint ventures had outstanding secured construction debt of approximately $36.0 million at May 31, 2003. The Company does not typically guarantee the debt of joint ventures.

Borrowings outstanding and letters of credit issued under the Company’s $827.0 million domestic unsecured credit facility are guaranteed by the Company’s significant subsidiaries. As of May 31, 2003, such outstanding borrowings and letters of credit totaled $183.0 million and $65.6 million, respectively.

11.	Recent Accounting Pronouncements

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Recent Accounting Pronouncements (continued)

loans that it originates until the following month when loan settlement typically occurs. The adoption of SOP 01-6 resulted in the Company’s results from mortgage banking operations for the first quarter and first six months of 2003 being reduced by $4.6 million ($3.1 million net of tax) due to the deferral of servicing rights income into the second quarter of 2003. Results for the second quarter of 2003 were not materially affected by the adoption of SOP 01-6 due to offsetting impacts at the beginning and end of the quarter. Similarly, the remaining quarters of 2003 are not expected to be materially affected by the adoption of SOP 01-6 since each quarter will include an offsetting impact from the previous quarter.

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

In the ordinary course of its business the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts the Company will fund a stated deposit in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. Under the requirements of FASB Interpretation No. 46, certain of the Company’s lot option purchase contracts result in the acquisition of a variable interest whereby the variable interest entity identified is an entity holding the land parcel under option. Under the terms of the contracts the Company’s option deposits are generally refundable as directly stated, or due to conditional performance requirements to be met by the landowner before such deposits would be nonrefundable.

The Company typically requires the landowner to provide for the development of land under option as a means for the Company to avoid land development risk. In addition, the amounts of lot option deposits are usually nominal in relation to the costs to be incurred by the landowner to develop land under option, thereby minimizing the Company’s variable interest at risk. The Company has determined its interests in variable interest entities acquired after February 1, 2003 do not result in significant variable interests or require consolidation as the Company’s interests do not qualify it as the primary beneficiary.

The Company is in the process of assessing its interests in variable interest entities in existence prior to February 1, 2003. Depending upon the specific terms or conditions of such entities, the Company may be required to consolidate these variable interest entities in subsequent periods. The Company will complete its assessment by November 30, 2003.

12.	Acquisition

On March 6, 2003, the Company acquired Atlanta, Georgia-based Colony Homes (“Colony”) for $141.9 million, including the assumption of $69.1 million in debt. Colony, which delivered 1,872 homes and generated revenues of approximately $244.0 million in 2002, controlled approximately 8,200 lots at the time of the acquisition. The Colony acquisition marked the Company’s entry into the Atlanta, Charlotte and Raleigh markets and strengthened the Company’s foothold in the southeastern U.S. Colony was accounted for under the purchase method of accounting and was assigned to the Company’s construction segment. A purchase price allocation was performed in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” wherein the $141.9 million was allocated to the assets acquired and liabilities assumed in the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was $16.8

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Acquisition (continued)

million and was allocated to goodwill. The results of Colony were included in the Company’s consolidated financial statements, within the Southeast region operations, as of the acquisition date. The pro forma results of the Company for the six months ended May 31, 2003 and 2002, assuming the acquisition had been made at the beginning of each year, would not be materially different from reported results.

13.	Reclassifications

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2003 presentation.

14.	Subsequent Events

Under its existing Board of Directors authorization, the Company repurchased a total of 750,000 shares of its common stock from June 23, 2003 through the date of this filing, at an aggregate price of $48.7 million, thereby completing all repurchases permitted under its existing Board of Directors authorization. On July 10, 2003, the Company’s Board of Directors approved an increase in the Company’s previously authorized stock repurchase program to permit future repurchases of up to 2.0 million shares of the Company’s common stock. No shares had been repurchased under this authorization as of the date of this filing.

On July 1, 2003, the Company’s mortgage banking subsidiary entered into a $180.0 million revolving mortgage warehouse agreement with a bank syndicate. The agreement, which expires on June 30, 2005, provides for an annual fee based on the committed balance and interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Total revenues for the three months ended May 31, 2003 increased $300.5 million, or 26.4%, to a second quarter record of $1.44 billion from $1.14 billion for the three months ended May 31, 2002. For the six months ended May 31, 2003, total revenues increased $479.7 million, or 23.3%, to $2.54 billion from $2.06 billion in the year-earlier period. The increases in total revenues for the three-month and six-month periods of 2003 compared to 2002 resulted primarily from higher housing and commercial revenues. Net income for the second quarter of 2003 increased 27.0% to $81.4 million, or $1.94 per diluted share, from $64.1 million, or $1.42 per diluted share, for the second quarter of 2002. Net income for the six months ended May 31, 2003, rose 25.8% to $134.2 million, or $3.19 per diluted share, compared to $106.7 million, or $2.36 per diluted share for the six months ended May 31, 2002. The increases in net income in the second quarter and first half of 2003 were principally driven by higher unit volume and a higher housing gross margin. The average number of diluted shares outstanding decreased 7.1% and 6.6% in the second quarter and first half of 2003, respectively, from the year-earlier periods primarily due to the Company’s share repurchase activity. The Company repurchased 750,000 shares of its common stock in the second quarter of 2003, bringing its total repurchases for the first half of 2003 to 1.25 million shares. Included in the Company’s results for the three and six-month periods ended May 31, 2003 are the results of the Colony Homes (“Colony”) operations in Atlanta, Georgia, and Charlotte and Raleigh, North Carolina which were acquired on March 6, 2003.

CONSTRUCTION

Revenues rose by $304.2 million, or 27.2%, to $1.42 billion in the second quarter of 2003 from $1.12 billion in the second quarter of 2002 primarily due to an increase in housing and commercial revenues. The Company’s construction revenues are generated from operations in the U.S. and France. The Company’s U.S. operating divisions are grouped into four regions: “West Coast” – California; “Southwest” – Arizona, Nevada and New Mexico, “Central” – Colorado and Texas; and “Southeast” – Florida, Georgia and North Carolina. In 2002, the Company grouped its domestic operating divisions into three regions: West Coast, Southwest and Central. All year-over-year comparisons have been accomplished by restating applicable prior years’ results in a manner consistent with the new regional groupings.

Housing revenues for the period increased by 21.6%, or $239.3 million, to $1.35 billion from $1.11 billion in the year-earlier period as a result of a 5.6% increase in unit deliveries, excluding joint ventures, and a 15.1% increase in the Company’s average selling price. Housing revenues in the United States increased 16.5% to $1.13 billion on 5,420 unit deliveries in the second quarter of 2003 from $969.4 million on 5,129 units in the corresponding quarter of 2002. Within the Company’s domestic operations, increases in housing revenues from the West Coast, Southwest and Southeast regions were partially offset by a decrease in housing revenues from the Central region. Housing revenues from the West Coast region for the second quarter of 2003 totaled $450.1 million, up 30.3% from $345.4 million in the year-earlier period. Unit deliveries in the West Coast region in the second quarter of 2003 increased 9.6% to 1,263 from 1,152 in the second quarter of 2002, as the average number of active communities in the region rose slightly to 63 from 60 in the same period a year ago. Housing revenues from the Southwest region totaled $283.7 million for the three months ended May 31, 2003 compared to $247.0 million for the same period a year ago, an increase of 14.8%. Unit deliveries in the Southwest region increased to 1,579 in the second quarter of 2003 from 1,412 in the second quarter of 2002, reflecting a 9.0% increase in the average number of active communities in the region to 73 from 67. In the Southeast region, housing revenues rose 488.8% to $148.2 million in the second quarter of 2003 from $25.2 million in the same quarter of 2002. Unit deliveries in the region increased 527.6% to 954 units in the second quarter of 2003 from 152 units in the year-earlier quarter as a result of the Company’s expansion activity in the southeastern U.S., including the recently completed acquisition of Colony, a single-family homebuilder with operations in Atlanta, Charlotte and Raleigh. The average number of active communities in the Southeast region increased to 56 in the second quarter of 2003 from 11 in the same quarter of 2002. In the Central region, housing revenues decreased 29.7% to $247.3 million in the second quarter of 2003 from $351.8 million in the year-earlier quarter as unit deliveries fell 32.7% to 1,624 from 2,413 affected by weaker market conditions in Colorado and in some of the Company’s Texas markets. The average number of active communities in the Central region was 107 in the second quarter of 2003, essentially flat compared to 106 communities in the year-earlier quarter. Revenues from French housing operations for the three months ended May 31, 2003 increased to $217.1 million on 924 unit deliveries from $137.6 million on 876 unit deliveries in the year-earlier period.

During the second quarter of 2003, the Company’s overall average selling price increased 15.1% to $212,200 from $184,300 in the same quarter a year ago. The Company’s domestic average selling price rose 10.3% to $208,400 in the second quarter of 2003 from $189,000 in the same period of 2002, reflecting increases in all of the Company’s geographic regions except the Southeast, where the Company’s expansion into Raleigh, Charlotte and Atlanta, with the acquisition of Colony completed during the second quarter, resulted in a lower average selling price in 2003 versus 2002, when the region only had operations in Florida. In the West Coast region, the housing supply-demand imbalance, particularly in the Company’s entry-level homebuyer segment, continued to drive housing prices higher. For the three months ended May 31, 2003, the average selling price in the Company’s West Coast region increased 18.9% to $356,400 from $299,800 for the same period a year ago. The average selling price in the Southwest region rose 2.7% to $179,700 in the second quarter of 2003 from $175,000 for the same period of 2002 and the Central region average selling price increased 4.5% to $152,300 from $145,800. In the Southeast region, the average selling price decreased 6.2% to $155,300 in the second quarter of 2003 from $165,600 in the same quarter of 2002. In France, the average selling price for the three months ended May 31, 2003 increased 49.6% to $234,900 from $157,000 in the year-earlier quarter mainly due to currency translation effects.

The Company’s revenues from commercial activities rose to $73.1 million in the second quarter of 2003 from $9.2 million in the second quarter of 2002 primarily due to the sale of an office building by the French commercial operations. Revenues from the sale were recognized under the percentage of completion method. The Company expects additional revenues associated with the building to be recognized during the remainder of 2003 and throughout 2004, but at significantly lower levels than in the second quarter of 2003. Revenues from Company-wide land sales totaled $1.4 million in the second quarter of 2003 compared to $.5 million in the second quarter of 2002.

For the first six months of 2003, construction revenues increased by $486.5 million, or 24.1%, to $2.50 billion, from $2.02 billion for the same period a year ago mainly as a result of higher housing and commercial revenues. Housing revenues totaled $2.41 billion on 11,607 units in the first half of 2003 compared to $2.00 billion on 11,030 units for the same period a year ago. Housing operations in the United States produced revenues of $2.07 billion on 9,897 units in the first six months of 2003 and $1.76 billion on 9,420 units in the comparable period of 2002. During the first half of 2003, housing revenues from the West Coast region increased 41.3% to $855.0 million from $605.2 million in the first half of 2002, on a 20.3% increase in unit deliveries during the period to 2,424 from 2,015 in 2002. Housing revenues from the Southwest region increased 12.6% to $518.8 million from $460.7 million, as unit deliveries in the region increased 11.1% to 2,954 from 2,658. Housing revenues from the Central region decreased 25.1% to $486.0 million in the first six months of 2003 from $648.8 million in the same period of 2002 with unit deliveries in the region decreasing 28.0% to 3,224 from 4,479. In the Southeast region, housing revenues increased 353.8% to $205.2 million in the first half of 2003 from $45.2 million in the same period a year ago. French housing revenues totaled $342.9 million on 1,710 unit deliveries in the first half of 2003 compared to $240.9 million on 1,610 unit deliveries in the corresponding period of 2002.

The Company-wide average new home price increased 14.4% to $207,500 in the first half of 2003 from $181,400 in the year-earlier period. For the first half of 2003, the average selling price in the West Coast region increased 17.4% to $352,700 from $300,300 for the first half of 2002 as the continued shortage of housing in California drove prices up. The average selling price in the Southwest region rose 1.3% to $175,600 from $173,300. The average selling price in the Central region increased 4.0% in the first six months of 2003 to $150,700 from $144,900 in the same period of 2002, while in the Southeast region the average selling price declined 6.0% to $158,500 from $168,700 in the first half of 2002 as a result of the Company’s entry into Raleigh, Charlotte and Atlanta during the second quarter of 2003, with the acquisition of Colony. During the first half of 2002, the Company’s Southeast region was limited to operations in Florida. In France, the average selling price for the six-month period increased 34.0% to $200,500 in 2003 compared to $149,600 in 2002, primarily due to a positive foreign currency translation impact.

The Company’s commercial activities in France generated revenues of $90.4 million in the first six months of 2003 compared with revenues of $12.8 million in the first six months of 2002. The year-over-year increase of $77.6 million in commercial revenues in the first half of 2003 occurred mainly as a result of the sale of an office building by the French commercial business during the second quarter of 2003. Company-wide revenues from land sales totaled $3.9 million in the first half of 2003 compared to $2.3 million in the first half of 2002.

Generally, land sale revenues fluctuate with management’s decisions to maintain or decrease the Company’s land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company and prevailing market conditions.

Operating income increased by $35.0 million to $122.3 million in the second quarter of 2003 from $87.3 million in the second quarter of 2002. As a percentage of construction revenues, operating income rose .8 percentage points to 8.6% in the three months ended May 31, 2003 from 7.8% in the same period a year ago, due to a higher housing gross margin. Gross profits increased by $81.2 million, or 35.5%, to $310.0 million in the second quarter of 2003 from $228.8 million in the prior year’s period. Gross profits as a percentage of construction revenues rose 1.3 percentage points to 21.8% in the second quarter of 2003 from 20.5% in the same quarter of 2002 primarily due to an increase in the housing gross margin. During the same period, housing gross profits increased by $67.8 million to $293.7 million from $225.9 million. Housing gross margin increased 1.4 percentage points to 21.8% in the second quarter of 2003 from 20.4% in the year-earlier quarter mainly due to price increases in the West Coast region and the strength of the markets in which the Company operates. Commercial activities in France generated profits of $16.0 million during the three months ended May 31, 2003, compared with $3.0 million generated during the three months ended May 31, 2002. Land sales generated profits of $.3 million during the second quarter of 2003 compared with essentially break-even results in the second quarter of 2002.

Selling, general and administrative expenses totaled $187.7 million in the three-month period ended May 31, 2003 compared to $141.5 million in the three months ended May 31, 2002. As a percentage of housing revenues, selling, general and administrative expenses were 13.9% in the second quarter of 2003 compared to 12.8% in the same period a year ago. The increase in selling, general and administrative expenses reflected upfront expenses related to new community openings and expenditures associated with the Company’s expansion in its Southeast region through the acquisition of Colony.

For the first six months of 2003, operating income increased by $58.6 million to $209.0 million from $150.4 million in the corresponding period of 2002. As a percentage of construction revenues, operating income increased .9 percentage points to 8.4% in the first half of 2003 from 7.5% in the first half of 2002 due to a higher housing gross margin. Housing gross profits increased by $118.1 million, or 29.2%, to $522.5 million in the first half of 2003 from $404.4 million in the first half of 2002 with the housing gross margin increasing to 21.7% from 20.2%. This 1.5 percentage point increase in the Company’s housing gross margin for the six months ended May 31, 2003 reflected enhanced operating efficiencies and higher average selling prices. Commercial activities in France produced profits of $20.0 million in the first half of 2003, compared with $3.7 million generated in the first half of 2002. Company-wide land sales generated profits of $.9 million and $.2 million in the first six months of 2003 and 2002, respectively.

Selling, general and administrative expenses increased by $76.5 million to $334.4 million for the first half of 2003 from $257.9 million for the same period of 2002. As a percentage of housing revenues, selling, general and administrative expenses increased by 1.0 percentage point to 13.9% for the first six months of 2003 from 12.9% in the corresponding period of 2002, due to upfront expenses related to new community openings and investments to expand the Company’s market presence in the Southeast region.

Interest income totaled $.7 million in the second quarter of 2003 and $.9 million in the second quarter of 2002. For the first six months, interest income totaled $1.5 million in 2003 and $2.6 million in 2002. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.

Interest expense (net of amounts capitalized) decreased by $.7 million to $5.6 million in the second quarter of 2003 from $6.3 million in the second quarter of 2002. For the six months ended May 31, 2003, interest expense increased by $1.1 million to $16.0 million from $14.9 million for the six months ended May 31, 2002. Gross interest incurred in the three months and six months ended May 31, 2003 was higher than that incurred in the corresponding year-ago periods by $6.3 million and $13.3 million, respectively, due to higher debt levels in 2003 compared to 2002. Gross interest incurred in the first half of 2003 also included the pretax charge of $4.3 million associated with the Company’s early extinguishment of its 9 5/8% senior subordinated notes. The percentage of interest capitalized during the three months ended May 31, 2003 increased to 81.7% from 73.7% in the same period of 2002. For the six months ended May 31, 2003 this percentage increased to 73.8% from 68.8% for the six months ended May 31, 2002. The increase in the percentage of interest capitalized during the three months and six months ended May 31, 2003 primarily resulted from a higher proportion of land under development in 2003 compared to 2002.

Minority interests totaled $6.6 million in the second quarter of 2003 and $2.4 million in the second quarter of 2002. For the first half of 2003, minority interests totaled $8.7 million compared with $4.3 million in the first half of 2002. Minority interests for the three months and six months ended May 31, 2003 and 2002 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities.

Equity in pretax income of unconsolidated joint ventures totaled $.5 million in the second quarter of 2003 and $1.4 million in the second quarter of 2002. The Company’s joint ventures generated combined revenues of $10.2 million during the three months ended May 31, 2003 compared with $18.0 million in the corresponding period of 2002. For the first half of 2003, the Company’s equity in pretax income of unconsolidated joint ventures totaled $.7 million compared to $2.6 million for the same period of 2002. Combined revenues from these joint ventures totaled $16.0 million in the first half of 2003 and $31.4 million in the first half of 2002. All of the joint venture revenues in the 2003 and 2002 periods were generated from residential properties.

MORTGAGE BANKING
 Interest income and interest expense totaled $3.6 million and $1.7 million, respectively, in the second quarter of 2003. Interest income for the quarter ended May 31, 2003, decreased $2.1 million from the year-earlier quarter, and interest expense decreased $.9 million. For the first six months of 2003, interest income from mortgage banking activities decreased by $3.1 million to $8.1 million and related interest expense decreased by $1.7 million to $3.8 million from the same period of 2002. Interest income for the three and six-month periods ended May 31, 2003 decreased primarily due to the lower average balance of first mortgages held under commitments of sale and other receivables outstanding in 2003. Interest expense decreased in the three-month and six-month periods of 2003 as a result of a lower balance of notes payable outstanding and lower interest rates during the periods as compared to the year-earlier periods.

Other mortgage banking revenues decreased by $1.7 million to $15.6 million in the second quarter of 2003 from $17.3 million in the prior year’s second quarter mainly due to lower retention. The term “retention” refers to the percentage of the Company’s domestic homebuyers using its mortgage banking subsidiary as a loan originator. For the first half of 2003, other mortgage banking revenues totaled $24.7 million, a decrease of $3.6 million from $28.3 million in the first half of 2002. The decrease in the first half of 2003 was primarily due to lower retention as well as the adoption of Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”) in the first quarter 2003. SOP 01-6 requires that income from the sale of loan servicing rights be recognized when the related loan is sold, rather than upon the loan closing as was permitted under previous accounting guidance. This has the effect of deferring the Company’s recognition of servicing rights income for loans that it originates until the following month when loan settlement typically occurs. The adoption of SOP 01-6 resulted in the Company’s results from mortgage banking operations for the first quarter and first six months of 2003 being reduced by $4.6 million ($3.1 million net of tax) due to the deferral of servicing rights income into the second quarter of 2003. The impact of the adoption was partially offset by an increase in loan originations and higher servicing release premiums per loan in the first quarter of 2003. Results for the second quarter of 2003 were not materially affected by the adoption of SOP 01-6 due to offsetting impacts at the beginning and end of the quarter. Similarly, the remaining quarters of 2003 are not expected to be materially affected by the adoption of SOP 01-6 since each quarter will include an offsetting impact from the previous quarter.

General and administrative expenses associated with mortgage banking activities totaled $7.4 million in the second quarter of 2003 and $5.7 million for the same period of 2002. For the six-month period, these expenses totaled $15.0 million in 2003 and $10.9 million in 2002. General and administrative expenses increased in the three and six-month periods ended May 31, 2003, mainly as a result of higher staff levels in place to accommodate the Company’s growing backlog.

INCOME TAXES
 Income tax expense totaled $40.1 million and $31.6 million in the second quarters of 2003 and 2002, respectively. For the first six months of 2003, income tax expense totaled $66.1 million compared to $52.6 million in the same period of 2002. The income tax amounts represented effective income tax rates of approximately 33% in both 2003 and 2002.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. For the six months ended May 31, 2003, net cash used by operating, investing and financing activities totaled $250.0 million compared to $158.2 million used in the six months ended May 31, 2002.

Operating activities provided $153.4 million of cash during the first six months of 2003 and $217.7 million during the same period of 2002. Sources of operating cash in the first half of 2003 included a decrease in receivables of $239.6 million, six months’ earnings of $134.2 million, an increase in accounts payable, accrued expenses and other liabilities of $61.2 million, various noncash items deducted from net income, and other operating sources of $21.2 million. Partially offsetting these sources were investments in inventories of $340.0 million (excluding the effect of the Colony acquisition and $23.8 million of inventories acquired through seller financing).

In the first six months of 2002, sources of operating cash included a decrease in receivables of $335.1 million, six months’ earnings of $106.7 million and various noncash items deducted from net income. Partially offsetting these sources were net investments in inventories of $133.7 million (excluding $94.2 million of inventories acquired through seller financing), a decrease in accounts payable, accrued expenses and other liabilities of $88.2 million and other operating uses of $17.7 million.

Investing activities used $80.6 million of cash in the first half of 2003 compared to $6.2 million provided in the year-earlier period. In the first six months of 2003, $72.7 million, net of cash acquired, was used for the acquisition of Colony, $9.5 million was used for purchases of property and equipment, net and $8.1 million was used for investments in unconsolidated joint ventures. The cash used was partially offset by net sales of $5.9 million of mortgages held for long term investment and proceeds of $3.8 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral. In the first six months of 2002, cash was provided from proceeds of $3.7 million received from mortgage-backed securities, distributions of $3.2 million relating to investments in unconsolidated joint ventures, and net sales of $1.9 million of mortgages held for long-term investment. The cash provided in 2002 was partly offset by $2.6 million used for net purchases of property and equipment.

Financing activities in the first six months of 2003 used $322.8 million of cash compared to $382.2 million used in the first half of 2002. In the first six months of 2003, cash was used for net payments on borrowings of $438.7 million, redemption of the Company’s 9 5/8% senior subordinated notes of $129.0 million, repurchases of common stock of $59.6 million, cash dividend payments of $6.0 million, payments on collateralized mortgage obligations of $3.5 million and payments to minority interests of $.6 million. Partially offsetting these uses were $295.3 million in proceeds from the sale of 7 3/4% senior subordinated notes and $19.3 million from the issuance of common stock under employee stock plans. Pursuant to its current universal shelf registration, on January 27, 2003 the Company issued $250.0 million of 7 3/4% senior subordinated notes at 98.444% of the principal amount of the notes and on February 7, 2003, the Company issued an additional $50.0 million of notes in the same series (collectively, the “$300.0 Million Senior Subordinated Notes”). The $300.0 Million Senior Subordinated Notes, which are due February 1, 2010 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The Company used $129.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding 9 5/8% senior subordinated notes due 2006. The remaining net proceeds were used for general corporate purposes.

Financing activities in the first six months of 2002 resulted in net cash outflows due to net payments on borrowings of $340.1 million, redemption of the Company’s 9 3/8% senior subordinated notes of $175.0 million, repurchases of common stock of $93.2 million, cash dividend payments of $6.4 million, payments on collateralized mortgage obligations of $3.6 million and payments to minority interests of $1.7 million. Partially offsetting these uses were $198.4 million in proceeds from the sale of 8 5/8% senior subordinated notes and $39.4 million from the issuance of common stock under employee stock plans.

As of May 31, 2003, the Company had a total of $578.4 million available under its $827.0 million domestic unsecured credit facility (comprised of a $644.0 million revolving credit facility and a $183.0 million term loan), net of $65.6 million of outstanding letters of credit. The Company’s French unsecured financing agreements, totaling $235.3 million, had in the aggregate $224.4 million available at May 31, 2003. In addition, the Company’s mortgage banking operation had $234.3 million available under its $400.0 million master loan and security agreement and $152.1 million available under its $200.0 million master loan and security agreement at quarter-end. The Company’s financial leverage, as measured by the ratio of debt to total capital, was 48.7% at May 31, 2003 compared to 49.9% at May 31, 2002. The Company seeks to maintain its ratio of debt to total capital within a targeted range of 45% – 55%.

The Company’s mortgage banking subsidiary’s $400.0 million master loan and security agreement, which was due to expire on May 13, 2003, was extended to July 31, 2003. Other terms of this agreement remained unchanged. The Company’s mortgage banking subsidiary is currently negotiating the renewal of the $400.0 million master loan and security agreement and anticipates it will have an expiration date of July 31, 2004. On May 15, 2003, the mortgage banking subsidiary’s $200.0 million master loan and security agreement, which was due to expire on May 26, 2003, was extended to June 30, 2003. The Company’s mortgage banking subsidiary did not renew the $200.0 million master loan and security agreement upon its expiration.

On March 6, 2003, the Company acquired Atlanta, Georgia-based Colony for $141.9 million, including the assumption of $69.1 million in debt. Colony, which delivered 1,872 homes and generated revenues of approximately $244.0 million in 2002, controlled approximately 8,200 lots at the time of the acquisition. The Colony acquisition marked the Company’s entry into the Atlanta, Charlotte and Raleigh markets and strengthened the Company’s foothold in the southeastern U.S. Colony was accounted for under the purchase method of accounting and was assigned to the Company’s construction segment. A purchase price allocation was performed in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” wherein the $141.9 million was allocated to the assets acquired and liabilities assumed in the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was $16.8 million and was allocated to goodwill. The results of Colony were included in the Company’s consolidated financial statements, within the Southeast region operations, as of the acquisition date.

During the first half of 2003, under an existing authorization from its Board of Directors, the Company repurchased 1.25 million shares of its common stock at an aggregate price of $59.6 million. Of those shares, 750,000 were repurchased during the second quarter of 2003. As of May 31, 2003, the Company had a remaining authorization from its Board of Directors for the repurchase of up to 750,000 additional shares.

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

Recent Accounting Pronouncements

In December 2001, the Accounting Standards Executive Committee issued Statement of Position 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”). SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. Under SOP 01-6, mortgage companies are explicitly subject to new accounting and reporting provisions and disclosure requirements, including disclosures about regulatory capital and net worth requirements. SOP 01-6 requires the carrying amounts of loans and servicing rights to be allocated using relative fair values in a manner consistent with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Such allocation was not previously required. SOP 01-6 also requires that income from the sale of loan servicing rights be recognized when the related loan is sold, rather than upon the loan closing as was permitted under previous accounting guidance. This has the effect of deferring the Company’s recognition of servicing rights income for loans that it originates until the following month when loan settlement typically occurs. The adoption of SOP 01-6 resulted in the Company’s results from mortgage banking operations for the first quarter and first six months of 2003 being reduced by $4.6 million ($3.1 million net of tax) due to the deferral of servicing rights income into the second quarter of 2003. Results for the second quarter of 2003 were not materially affected by the adoption of SOP 01-6 due to offsetting impacts at the beginning and end of the quarter. Similarly, the remaining quarters of

2003 are not expected to be materially affected by the adoption of SOP 01-6 since each quarter will include an offsetting impact from the previous quarter.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing the guarantee. The disclosure requirements of FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. Refer to footnote 10 in the Notes to Consolidated Financial Statements for disclosures made in connection with FASB Interpretation No. 45 for the period ended May 31, 2003.

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

In the ordinary course of its business the Company enters into lot option purchase contracts in order to procure land for the construction of homes. Under such lot option purchase contracts the Company will fund a stated deposit in consideration for the right to purchase lots at a future point in time, usually at predetermined prices. Under the requirements of FASB Interpretation No. 46, certain of the Company’s lot option purchase contracts result in the acquisition of a variable interest whereby the variable interest entity identified is an entity holding the land parcel under option. Under the terms of the contracts the Company’s option deposits are generally refundable as directly stated, or due to conditional performance requirements to be met by the landowner before such deposits would be nonrefundable.

The Company typically requires the landowner to provide for the development of land under option as a means for the Company to avoid land development risk. In addition, the amounts of lot option deposits are usually nominal in relation to the costs to be incurred by the landowner to develop land under option, thereby minimizing the Company’s variable interest at risk. The Company has determined its interests in variable interest entities acquired after February 1, 2003 do not result in significant variable interests or require consolidation as the Company’s interests do not qualify it as the primary beneficiary.

The Company is in the process of assessing its interests in variable interest entities in existence prior to February 1, 2003. Depending upon the specific terms or conditions of such entities, the Company may be required to consolidate these variable interest entities in subsequent periods. The Company will complete its assessment by November 30, 2003.

Subsequent Events

Under its existing Board of Directors authorization, the Company repurchased a total of 750,000 shares of its common stock, from June 23, 2003 through the date of this filing at an aggregate price of $48.7 million, thereby completing all repurchases permitted under its existing Board of Directors authorization. On July 10, 2003, the Company’s Board of Directors approved an increase in the Company’s previously authorized stock repurchase program to permit future repurchases of up to 2.0 million shares of the Company’s common stock. No shares had been repurchased under this authorization as of the date of this filing.

On July 1, 2003, the Company’s mortgage banking subsidiary entered into a $180.0 million revolving mortgage warehouse agreement with a bank syndicate. The agreement, which expires on June 30, 2005, provides for an annual fee based on the committed balance and interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread.

Outlook

The value of the Company’s residential backlog, excluding joint ventures, as of May 31, 2003 reached a new quarter-end record of $3.40 billion, increasing 28.9% from the backlog value of $2.64 billion as of May 31, 2002. Backlog units at May 31, 2003 rose to a record 16,103, up 17.3% from 13,732 units at May 31, 2002. Company-wide net orders for the second quarter of 2003 totaled 8,397 and established a new record for the most net orders in any single quarter in the Company’s history. Company-wide net orders increased 16.7% from the 7,194 net orders posted in the second quarter of 2002 and progressively strengthened during each month of the second quarter as a result of new community openings.

The Company’s domestic operations accounted for approximately $2.83 billion of backlog value on 13,670 units at May 31, 2003, up from $2.27 billion on 11,399 units at May 31, 2002. Backlog in the West Coast region totaled approximately $1.12 billion on 3,209 units at May 31, 2003, compared to $977.6 million on 3,217 units at May 31, 2002. Net orders in the West Coast region increased slightly to 1,898 in the second quarter of 2003 from 1,892 for the same quarter a year ago. In the Company’s Southwest region, backlog value increased to $685.9 million on 3,810 units from approximately $512.5 million on 2,927 units at May 31, 2002, while net orders of 2,015 in the second quarter of 2003 were up 32.4% from 1,522 net orders in the year-earlier quarter. Backlog in the Company’s Central region totaled approximately $659.4 million on 4,411 units at the end of the second quarter of 2003, down from $720.4 million on 4,884 units a year earlier. Central region net orders for the second quarter of 2003 decreased 18.0% to 2,023 from 2,467 net orders in the same period of 2002 mainly due to a softening in demand in Colorado and parts of Texas. In the Company’s Southeast region, the backlog value totaled $364.3 million on 2,240 units at May 31, 2003 compared to $61.6 million on 371 units at May 31, 2002. The region’s net orders rose 586.7% to 1,346 units in the second quarter of 2003 from 196 units for the same period a year ago, reflecting the Company’s continued expansion in Florida and its recent entry into Georgia and North Carolina through the acquisition of Colony. The average number of active communities in the Company’s domestic operations for the second quarter of 2003 was 299, up 22.5% from 244 for the same quarter a year ago.

In France, the value of residential backlog at May 31, 2003 was approximately $571.8 million on 2,433 units, up from $365.1 million on 2,333 units a year earlier. The Company’s French operations generated 1,115 net orders in the second quarter of 2003, essentially flat compared to the 1,117 net orders posted in the second quarter of 2002. The value of backlog associated with the Company’s French commercial development activities totaled approximately $11.0 million at May 31, 2003 compared to $28.5 million at May 31, 2002.

Substantially all of the homes included in residential backlog are expected to be delivered in 2003; however, cancellation rates could increase, particularly if market conditions deteriorate, international hostilities accelerate, further terrorist attacks occur or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

The Company remains committed to increasing its overall unit deliveries in future years through the well-developed, long-term growth strategies it has in place. These strategies include the expansion of existing operations to achieve optimal market volume levels as well as the possible entry into new geographic markets through de novo entry, acquisitions or a combination of the two approaches. Whether the Company achieves its growth objectives will be determined by its ability to increase the average number of active communities it operates in new and existing markets, with this expansion enhanced or tempered by changes in the U.S. and French political and economic environments. The Company’s most recent expansion into new geographic markets has occurred in its Southeast region. In addition to entering Florida in 2001 with the acquisition of Trademark Homes and improving its foothold in Florida in 2002 with the acquisition of American Heritage Homes, the Company entered three new high growth markets, Atlanta, Charlotte and Raleigh, through the acquisition of Colony in the second quarter of 2003. The Company believes its expansion into six distinct Southeast metropolitan markets provides a strong platform for future growth in the region and is optimistic about its future prospects.

The Company currently expects to achieve its sixth consecutive year of record earnings in 2003. However, the Company’s earnings growth is anticipated to moderate in the second half of 2003 as year-over-year comparisons become more difficult and the share count benefit narrows due to the timing of share repurchases. The Company’s earnings expectations could be materially affected by various risk factors such as the continued impact of domestic and international terrorist activities, the U.S. military commitment in the middle east; accelerating recessionary trends and other adverse changes in general economic conditions either nationally, in the U.S. or France, or in the localized regions in which the Company operates; continued diminution in domestic job growth or employment levels; a continued downturn in the U.S. economy’s pace; or changes in home mortgage interest rates or consumer confidence, among other things. With such risk factors as background, the Company currently expects its 2003 unit deliveries to increase by approximately 10% over 2002, mainly due to growth in the average number of active communities planned for 2003 as a result of organic expansion and the Colony acquisition. The Company anticipates its projected earnings growth for 2003 will result mainly from increased unit delivery volume and a higher housing gross margin. Demand for the Company’s homes has remained healthy to date in 2003 and has not been materially affected by the recent war in and continuing U.S. presence in Iraq. The Company currently believes it is well-positioned to meet its financial goals for 2003 due to the performance it achieved in 2002 and in prior years, its excellent cash and borrowing capacity positions, the backlog of homes in place at May 31, 2003 and its commitment to adhere to the disciplines of its KBnxt operational business model. The Company plans to maintain its balanced approach to cash management to create shareholder value by expanding organically, entering new attractive markets through acquisitions, repurchasing its shares and paying a cash dividend.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three months and six months ended May 31, 2003. For additional information regarding the Company’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

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

Item 5. Other Information

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three months and six months ended May 31, 2003 and 2002, together with backlog data in terms of units and value by geographical region as of May 31, 2003 and 2002.

	Three Months Ended May 31,

	Deliveries		Net Orders

Region	2003	2002	2003	2002

West Coast	1,263	1,152	1,898	1,892
Southwest	1,579	1,412	2,015	1,522
Central	1,624	2,413	2,023	2,467
Southeast	954	152	1,346	196
France	924	876	1,115	1,117

Total	6,344	6,005	8,397	7,194

Unconsolidated Joint Ventures	—	47	—	1

	Six Months Ended May 31,				May 31,

	Deliveries		Net Orders		Backlog - Units			Backlog - Value In Thousands

Region	2003	2002	2003	2002	2003		2002	2003		2002

West Coast	2,424	2,015	3,253	3,589	3,209		3,217	$1,117,856		$977,628
Southwest	2,954	2,658	3,969	3,034	3,810		2,927	685,870		512,544
Central	3,224	4,479	3,976	4,768	4,411		4,884	659,443		720,447
Southeast	1,295	268	1,770	313	2,240	*	371	364,279	*	61,586
France	1,710	1,610	1,978	1,931	2,433		2,333	571,755		365,147

Total	11,607	11,030	14,946	13,635	16,103	*	13,732	$3,399,203	*	$2,637,352

Unconsolidated Joint Ventures	—	103	—	14	—		9	$—		$1,809

*	Backlog amounts for 2003 have been adjusted to reflect the acquisition of Colony. Therefore, backlog amounts at November 30, 2002 combined with net order and delivery activity for the first six months of 2003 will not equal ending backlog at May 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

24	The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company’s 2002 Annual Report on Form 10-K, is incorporated by reference herein.
99.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME

Registrant

Dated	July 14, 2003	/s/ BRUCE KARATZ

Bruce Karatz
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated	July 14, 2003	/s/ DOMENICO CECERE

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated	July 14, 2003	/s/ BRUCE KARATZ

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated	July 14, 2003	/s/ DOMENICO CECERE

Domenico Cecere
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

		Page of Sequentially
		Numbered Pages

99.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	28
99.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	29