Form 10-Q
period 2003-08-31
KB HOME
filed 2003-10-15
CIK 795266

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2003.

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

Yes [ X ]       No [   ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF AUGUST 31, 2003.

Common stock, par value $1.00 per share, 46,351,940 shares outstanding, including 7,620,255 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 7,448,100 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

Page
Number(s)

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Income - Nine Months and Three Months Ended August 31, 2003 and 2002	3
Consolidated Balance Sheets - August 31, 2003 and November 30, 2002	4
Consolidated Statements of Cash Flows - Nine Months Ended August 31, 2003 and 2002	5
Notes to Consolidated Financial Statements	6-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION
Item 5. Other Information	23-24
Item 6. Exhibits and Reports on Form 8-K	24
SIGNATURES	25
INDEX OF EXHIBITS	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts - Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,

	2003	2002	2003	2002

Total revenues	$3,977,313	$3,348,288	$1,442,259	$1,292,969

Construction:
Revenues	$3,920,387	$3,282,582	$1,418,075	$1,266,726
Construction and land costs	(3,056,305)	(2,603,508)	(1,097,389)	(995,908)
Selling, general and administrative expenses	(517,753)	(409,888)	(183,340)	(152,021)

Operating income	346,329	269,186	137,346	118,797
Interest income	2,041	3,411	568	828
Interest expense, net of amounts capitalized	(18,398)	(22,685)	(2,400)	(7,744)
Minority interests	(12,690)	(8,589)	(3,995)	(4,302)
Equity in pretax income of unconsolidated joint ventures	1,453	3,606	764	1,008

Construction pretax income	318,735	244,929	132,283	108,587

Mortgage banking:
Revenues:
Interest income	11,089	17,139	3,026	5,990
Other	45,837	48,567	21,158	20,253

	56,926	65,706	24,184	26,243
Expenses:
Interest	(5,132)	(8,512)	(1,294)	(2,955)
General and administrative	(24,201)	(17,605)	(9,158)	(6,683)

Mortgage banking pretax income	27,593	39,589	13,732	16,605

Total pretax income	346,328	284,518	146,015	125,192
Income taxes	(114,300)	(93,900)	(48,200)	(41,300)

Net income	$232,028	$190,618	$97,815	$83,892

Basic earnings per share	$5.87	$4.54	$2.51	$2.06

Diluted earnings per share	$5.51	$4.29	$2.33	$1.95

Basic average shares outstanding	39,560	42,010	38,895	40,698

Diluted average shares outstanding	42,135	44,480	41,946	43,070

Cash dividends per common share	$.225	$.225	$.075	$.075

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands - Unaudited)

	August 31,	November 30,
	2003	2002

ASSETS
Construction:
Cash and cash equivalents	$50,387	$309,434
Trade and other receivables	369,088	403,957
Inventories	2,867,152	2,173,497
Investments in unconsolidated joint ventures	29,142	21,023
Deferred income taxes	158,329	178,022
Goodwill	215,520	194,614
Other assets	129,395	110,887

	3,819,013	3,391,434

Mortgage banking:
Cash and cash equivalents	20,124	20,551
Receivables:
First mortgages and mortgage-backed securities	9,135	21,020
First mortgages held under commitments of sale and other receivables	255,050	578,549
Other assets	13,428	13,986

	297,737	634,106

Total assets	$4,116,750	$4,025,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction:
Accounts payable	$523,089	$487,237
Accrued expenses and other liabilities	441,925	466,876
Mortgages and notes payable	1,442,171	1,167,053

	2,407,185	2,121,166

Mortgage banking:
Accounts payable and accrued expenses	34,537	34,104
Notes payable	162,670	507,574
Collateralized mortgage obligations secured by mortgage-backed securities	8,603	14,079

	205,810	555,757

Minority interests in consolidated subsidiaries and joint ventures	77,458	74,266

Common stock	53,800	53,422
Paid-in capital	523,624	508,448
Retained earnings	1,326,528	1,103,387
Accumulated other comprehensive loss	23,297	8,895
Deferred compensation	(7,879)	(8,978)
Grantor stock ownership trust, at cost	(165,620)	(171,702)
Treasury stock, at cost	(327,453)	(219,121)

Total stockholders’ equity	1,426,297	1,274,351

Total liabilities and stockholders’ equity	$4,116,750	$4,025,540

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - Unaudited)

	Nine Months Ended August 31,

	2003	2002

Cash flows from operating activities:
Net income	$232,028	$190,618
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in pretax income of unconsolidated joint ventures	(1,453)	(3,606)
Minority interests	12,690	8,589
Amortization of discounts and issuance costs	1,778	1,742
Depreciation and amortization	15,942	12,321
Provision for deferred income taxes	19,693	(1,083)
Change in:
Receivables	358,377	264,416
Inventories	(532,139)	(212,769)
Accounts payable, accrued expenses and other liabilities	(1,429)	444
Other, net	9,765	(35,767)

Net cash provided by operating activities	115,252	224,905

Cash flows from investing activities:
Acquisitions, net of cash acquired	(72,752)	—
Investments in unconsolidated joint ventures	(6,666)	3,515
Net sales of mortgages held for long-term investment	5,593	1,884
Payments received on first mortgages and mortgage-backed securities	6,292	6,182
Purchases of property and equipment, net	(11,166)	(5,852)

Net cash provided (used) by investing activities	(78,699)	5,729

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(273,428)	(309,752)
Proceeds from issuance of senior subordinated notes	295,332	198,412
Proceeds from issuance of senior notes	—	144,302
Redemption of senior subordinated notes	(129,016)	(175,000)
Payments on collateralized mortgage obligations	(5,476)	(5,914)
Payments on mortgages, land contracts and other loans	(78,299)	(77,769)
Issuance of common stock under employee stock plans	21,636	41,425
Payments to minority interests	(9,557)	(6,641)
Payments of cash dividends	(8,887)	(9,367)
Repurchases of common stock	(108,332)	(190,784)

Net cash used by financing activities	(296,027)	(391,088)

Net decrease in cash and cash equivalents	(259,474)	(160,454)
Cash and cash equivalents at beginning of period	329,985	281,333

Cash and cash equivalents at end of period	$70,511	$120,879

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$32,871	$30,853

Income taxes paid	$71,998	$77,395

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$26,147	$102,354

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of August 31, 2003, the results of its consolidated operations for the nine months and three months ended August 31, 2003 and 2002, and its consolidated cash flows for the nine months ended August 31, 2003 and 2002. The results of operations for the nine months and three months ended August 31, 2003 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2002 has been taken from the audited financial statements as of that date.

2.	Inventories

Inventories consist of the following (in thousands):

	August 31,	November 30,
	2003	2002

Homes, lots and improvements in production	$2,442,118	$1,776,430
Land under development	425,034	397,067

Total inventories	$2,867,152	$2,173,497

The impact of capitalizing interest costs on consolidated pretax income is as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,

	2003	2002	2003	2002

Interest incurred	$89,674	$74,007	$28,540	$26,143
Interest expensed	(18,398)	(22,685)	(2,400)	(7,744)

Interest capitalized	71,276	51,322	26,140	18,399
Interest amortized	(46,863)	(46,830)	(16,649)	(18,213)

Net impact on consolidated pretax income	$24,413	$4,492	$9,491	$186

3.	Earnings Per Share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings Per Share (continued)

The following table presents a reconciliation of average shares outstanding (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,

	2003	2002	2003	2002

Basic average shares outstanding	39,560	42,010	38,895	40,698
Net effect of stock options assumed to be exercised	2,575	2,470	3,051	2,372

Diluted average shares outstanding	42,135	44,480	41,946	43,070

4.	Stock-Based Compensation

The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 and related interpretations and, therefore, recorded no compensation expense in the determination of net income during the nine-month and three-month periods ended August 31, 2003 and 2002. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in the nine-month and three-month periods ended August 31, 2003 and 2002 (in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31

	2003	2002	2003	2002

Net income-as reported	$232,028	$190,618	$97,815	$83,892
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(10,229)	(9,255)	(3,201)	(2,651)

Pro forma net income	$221,799	$181,363	$94,614	$81,241

Earnings per share:
Basic-as reported	$5.87	$4.54	$2.51	$2.06
Basic-pro forma	5.61	4.32	2.43	2.00
Diluted-as reported	5.51	4.29	2.33	1.95
Diluted-pro forma	5.34	4.14	2.27	1.90

5.	Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,

	2003	2002	2003	2002

Net income	$232,028	$190,618	$97,815	$83,892
Foreign currency translation adjustment	15,732	13,046	(10,455)	7,954
Net derivative gains (losses)	(1,330)	(10,353)	6,653	(1,532)

Comprehensive income	$246,430	$193,311	$94,013	$90,314

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Segment Information

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

7.	Accounting for Derivative Instruments and Hedging Activities

In the normal course of business, the Company uses financial instruments to meet the financing needs of its customers and reduce its exposure to fluctuations in interest rates. The Company’s risk management program involves the use of mortgage forward delivery contracts and non-mandatory commitments to mitigate its exposure to movements in interest rates on interest rate lock agreements and mortgage loans held for sale. Effective June 1, 2003 the Company elected to discontinue its cash flow hedging strategy with regard to mortgage forward delivery contracts and non-mandatory commitments. As a result of this election, changes in the fair value of these instruments are recognized currently in earnings. Prior to this election, the mortgage forward delivery contracts and non-mandatory commitments were designated as cash flow hedges and changes in the fair value of these instruments were recognized in other comprehensive income until such time that earnings were affected by the underlying hedged item. The Company’s election did not materially impact the Company’s results of operations for the three months ended August 31, 2003. The Company intends to designate mortgage forward delivery contracts and non-mandatory commitments as fair value hedges in early fiscal year 2004.

At August 31, 2003 and 2002, the Company had aggregate notional amounts of $386.6 million and $575.8 million, respectively, outstanding under mortgage forward delivery contracts and non-mandatory commitments, and aggregate notional amounts of $108.5 million and $198.4 million, respectively, outstanding under interest rate lock agreements. The estimated fair value of mortgage forward delivery contracts and non-mandatory commitments was more than the notional amounts by $4.8 million at August 31, 2003 and less than the notional amounts by $6.5 million at August 31, 2002. The estimated fair value of interest rate lock agreements was less than the notional amounts by $.4 million at August 31, 2003 and exceeded the notional amounts by $3.6 million at August 31, 2002. All of the fair values were based on available market information.

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

“Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” an accounting standard issued in 2002, this early extinguishment charge, which previously would have been accounted for as an extraordinary item, was reflected as interest expense in results from continuing operations in the first quarter of 2003 and first nine months of 2003.

On July 1, 2003, the Company’s mortgage banking subsidiary entered into a $180.0 million revolving mortgage warehouse agreement with a bank syndicate. The agreement, which expires on June 30, 2005, provides for an annual fee based on the committed balance and interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread. The amounts outstanding under the $180.0 million revolving mortgage warehouse agreement are secured by a borrowing base, which includes certain mortgage loans held under commitments of sale and is repayable from sales proceeds. The agreement includes financial covenants and restrictions, which, among other things, require the Company’s mortgage banking subsidiary to maintain certain financial statement ratios, a minimum tangible net worth and a minimum net income. However, there are no compensating balance requirements under the agreement. The $180.0 million revolving mortgage warehouse agreement replaced the mortgage banking subsidiary’s $200.0 million master loan and security agreement, which expired on June 30, 2003.

9.	Stock Repurchase Program

During the first nine months of 2003, the Company repurchased 2.0 million shares of its common stock at an aggregate price of $108.3 million, thereby completing all repurchases permitted under its previously existing Board of Directors authorization. Of those shares, 750,000 were repurchased during the third quarter of 2003 at an aggregate price of $48.7 million. On July 10, 2003, the Company’s Board of Directors approved an increase in the Company’s previously authorized stock repurchase program to permit future purchases of up to 2.0 million additional shares of the Company’s common stock, although no shares were repurchased under this new authorization as of August 31, 2003.

10.	Commitments and Contingencies

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing the guarantee. The disclosure requirements of FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. FASB Interpretation No. 45 includes disclosure requirements for product warranties. These requirements are applicable to the Company since it provides a limited warranty on all of its homes. The specific terms and conditions of warranties vary depending upon the market in which the Company does business. For homes sold in the United States, the Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home such as appliances. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Commitments and Contingencies (continued)

Changes in the Company’s warranty liability during the nine months ended August 31, 2003 are as follows (in thousands):

Nine Months Ended
August 31, 2003

Balance at November 30, 2002	$58,048
Warranties issued	40,748
Payments and adjustments	(26,817)

Balance at August 31, 2003	$71,979

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

The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues, start-up expenses, warranty work, contractors license fees and earnest money deposits, among other things. At August 31, 2003, the Company had outstanding approximately $691.0 million and $80.8 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.

The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. The Company’s investment in these unconsolidated joint ventures was $29.1 million at August 31, 2003. These joint ventures had outstanding secured construction debt of approximately $40.5 million at August 31, 2003. The Company does not typically guarantee the debt of joint ventures.

Borrowings outstanding and letters of credit issued under the Company’s $827.0 million domestic unsecured credit facility are guaranteed by the Company’s significant subsidiaries. As of August 31, 2003, such outstanding borrowings and letters of credit totaled $183.0 million and $76.5 million, respectively.

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

effect of deferring the Company’s recognition of servicing rights income for loans that it originates until the following month when loan settlement typically occurs. The adoption of SOP 01-6 resulted in the Company’s results from mortgage banking operations for the first quarter and first nine months of 2003 being reduced by $4.6 million ($3.1 million net of tax) due to the deferral of servicing rights income into the second quarter of 2003. Results for the third quarter of 2003 were not materially affected by the adoption of SOP 01-6 due to offsetting impacts at the beginning and end of the quarter. Similarly, the fourth quarter of 2003 is not expected to be materially affected by the adoption of SOP 01-6 since it will include an offsetting impact from the previous quarter.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”). FASB Interpretation No. 46 is intended to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities (referred to as “variable interest entities” or “VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46, an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. FASB Interpretation No. 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, the FASB recently announced its limited deferral of the effective date of FASB Interpretation No. 46 to the first interim or annual period ending after December 15, 2003, for certain VIEs in which a public company holds a variable interest that it acquired before February 1, 2003. Certain of the disclosure requirements of FASB Interpretation No. 46 apply in all financial statements filed after January 31, 2003.

In the ordinary course of its business, the Company enters into land option contracts in order to procure land for the construction of homes. Under such land option contracts, the Company will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46, certain of the Company’s land option contracts may create a variable interest for the Company, with the land seller being identified as a VIE.

In compliance with FASB Interpretation No. 46, the Company analyzed its land option contracts and other contractual arrangements entered into on or after February 1, 2003. In general, the Company’s option or earnest money deposits made under the land option contracts are refundable as directly stated, or as a result of conditional performance requirements to be met by the landowner before such deposits would become nonrefundable. Such conditional performance requirements include the Company’s typical requirements that the landowner either obtain development entitlements for the property and/or complete certain improvements to the property before the Company’s deposit becomes nonrefundable. In addition, the amounts of option or earnest money deposits are usually nominal in relation to the costs to be incurred by the landowner to obtain the entitlements and/or improve and develop the land, thereby minimizing the Company’s variable interests at risk.

On the basis of the foregoing and other analyses, the Company has determined its interests in VIEs acquired on or after February 1, 2003 do not result in significant variable interests or require consolidation as the Company’s interests do not qualify it as the primary beneficiary of expected residual returns or expected losses. The Company is in the process of assessing its interests in VIEs in existence prior to February 1, 2003. Depending upon the specific terms or conditions of such entities, the Company may be required to consolidate these VIEs in subsequent periods. The Company will complete its assessment by February 29, 2004, in accordance with the limited deferral of the effective date of FASB Interpretation No. 46 recently announced by the FASB.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), which establishes standards regarding the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31,

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Recent Accounting Pronouncements (continued)

2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the potential impact of SFAS No. 150 on its financial statements but believes such impact will not be material.

12.	Acquisition

On March 6, 2003, the Company acquired Atlanta, Georgia-based Colony Homes (“Colony”) for $141.9 million, including the assumption of $69.1 million in debt. Colony, which delivered 1,872 homes and generated revenues of approximately $244.0 million in 2002, controlled approximately 8,200 lots at the time of the acquisition. The Colony acquisition marked the Company’s entry into the Atlanta, Charlotte and Raleigh markets and strengthened the Company’s foothold in the southeastern U.S. Colony was accounted for under the purchase method of accounting and was assigned to the Company’s construction segment. A purchase price allocation was performed in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” wherein the $141.9 million was allocated to the assets acquired and liabilities assumed in the acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was $16.8 million and was allocated to goodwill. The results of Colony were included in the Company’s consolidated financial statements, within the Southeast region operations, as of the acquisition date. The pro forma results of the Company for the nine months ended August 31, 2003 and 2002, assuming the acquisition had been made at the beginning of each year, would not be materially different from reported results.

13.	Reclassifications

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2003 presentation.

14.	Subsequent Events

On September 4, 2003, the Company acquired substantially all of the homebuilding assets of Chicago, Illinois-based Zale Homes (“Zale”), a privately-held builder of single-family homes, for $33.0 million, including the assumption of $16.5 million in debt. Zale generated revenues of approximately $106.0 million and delivered 302 homes in the greater Chicago area in 2002. The Zale acquisition marked the Company’s entry into the greater Chicago market, the fifth largest single-family homebuilding market in the United States. The results of Zale will be reflected as part of the Company’s Central region operations.

On October 6, 2003, Company’s mortgage banking subsidiary renewed its $400.0 million master loan and security agreement. The agreement, which expires on October 6, 2004, provides for interest to be paid monthly at the London Interbank Offered Rate, plus an applicable spread on amounts borrowed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Total revenues for the three months ended August 31, 2003 reached an all-time third quarter high of $1.44 billion, increasing $149.3 million or 11.5% from the previous high of $1.29 billion posted for the three months ended August 31, 2002. For the nine months ended August 31, 2003, total revenues rose $629.0 million, or 18.8%, to $3.98 billion from $3.35 billion in the year-earlier period. The increase in total revenues for the three-month period of 2003 compared to 2002 resulted mainly from higher housing revenues. The increase in total revenues for the nine-month period of 2003 compared to 2002 was primarily driven by higher housing and commercial revenues. Net income for the third quarter of 2003 established a new third quarter record, increasing 16.6% to $97.8 million, or $2.33 per diluted share, compared to third quarter 2002 net income of $83.9 million, or $1.95 per diluted share. For the nine months ended August 31, 2003, net income increased 21.7% to $232.0 million, or $5.51 per diluted share, compared to $190.6 million, or $4.29 per diluted share, for the nine months ended August 31, 2002. The increases in net income and diluted earnings per share in both the third quarter and first nine months of 2003 were principally due to higher unit delivery volume and a higher housing gross margin. The average number of diluted shares outstanding decreased 2.6% and 5.3% in the third quarter and first nine months of 2003, respectively, from the corresponding year-earlier periods due to the Company’s share repurchase activity. The Company repurchased 2.0 million shares of its common stock during the first nine months of 2003, including 750,000 shares repurchased in the third quarter. Included in the Company’s results for the three and nine-month periods ended August 31, 2003 are the results of the Colony Homes (“Colony”) operations in Atlanta, Georgia, and Charlotte and Raleigh, North Carolina which were acquired on March 6, 2003.

CONSTRUCTION

Revenues increased by $151.3 million, or 11.9%, to $1.42 billion in the third quarter of 2003 from $1.27 billion in the third quarter of 2002, mainly due to an increase in housing revenues. The Company’s construction revenues are generated from operations in the U.S. and France. The Company’s U.S. operating divisions are grouped into four regions: “West Coast” – California; “Southwest” – Arizona, Nevada and New Mexico, “Central” – Colorado and Texas; and “Southeast” – Florida, Georgia and North Carolina. In 2002, the Company grouped its domestic operating divisions into three regions: West Coast, Southwest and Central. All year-over-year comparisons have been accomplished by restating applicable prior years’ results in a manner consistent with the new regional groupings.

Housing revenues for the period rose by 11.3%, or $141.4 million, to $1.39 billion from $1.25 billion in the year-earlier period, as a result of a 5.5% increase in unit deliveries and a 5.4% increase in the Company’s average selling price. Housing revenues in the United States increased 10.3% to $1.21 billion on 5,938 unit deliveries in the third quarter of 2003 from $1.10 billion on 5,554 units in the corresponding quarter of 2002. Within the Company’s domestic operations, increases in housing revenues from the West Coast, Southwest and Southeast regions were partially offset by a decrease in housing revenues from the Central region. Housing revenues from the West Coast region for the third quarter of 2003 totaled $470.5 million, up slightly from $468.6 million in the year-earlier period, despite unit deliveries in the region decreasing 8.8% to 1,339 from 1,469 in the third quarter of 2002. The average number of active communities in the region remained essentially flat with the prior year’s quarter at 65. Housing revenues from the Southwest region increased 18.7% to $311.7 million for the three months ended August 31, 2003 from $262.6 million for the same period a year ago. Unit deliveries in the Southwest region increased 10.0% to 1,731 in the third quarter of 2003 from 1,574 in the third quarter of 2002, reflecting a 25.0% increase in the average number of active communities in the region to 80 from 64. In the Central region, housing revenues decreased 21.7% to $270.8 million in the third quarter of 2003 from $345.9 million in the year-earlier quarter as a result of fewer unit deliveries. In the Central region, unit deliveries declined 22.3% to 1,851 from 2,381, affected by weaker market conditions in Colorado and in some of the Company’s Texas markets, despite the average number of active communities in the region increasing 7.4% to 116 from 108 in the year-earlier quarter. In the Southeast region, housing revenues rose 650.9% to $157.8 million in the third quarter of 2003 from $21.0 million in the same quarter of 2002. Unit deliveries in the region increased 682.3% to 1,017 in the third quarter of 2003 from 130 units in the year-earlier quarter, as a result of the Company’s expansion activity in the southeastern U.S., including the acquisition of Colony, a single-family homebuilder with operations in Atlanta, Charlotte and Raleigh, in the second quarter of 2003. With the Colony acquisition and the 2002 acquisition of American Heritage Homes, the average number of active communities in the Southeast region increased more than fivefold to 63 in the third quarter of 2003 from 11 in the same quarter of 2002. Revenues from French housing operations for the three months ended August 31, 2003 increased 18.5% to $183.7 million on 912 unit deliveries from $155.0 million on 936 unit deliveries in the year-earlier period.

During the third quarter of 2003, the Company’s overall average selling price increased 5.4% to $203,600 from $193,100 for the same quarter a year ago. The Company’s domestic average selling price rose 3.1% to $203,900 in the third quarter of 2003 from $197,700 in the same period of 2002 as substantial increases in the West Coast and Southwest regions were tempered by a slight increase in the Central region and a decline in the Southeast region. In the West Coast region, the housing supply-demand imbalance, particularly in the Company’s entry-level homebuyer segment, continued to drive housing prices higher. For the three months ended August 31, 2003, the average selling price in the Company’s West Coast region increased 10.2% to $351,400 from $319,000 for the same period a year ago, while the average selling price in the Southwest region rose 7.9% to $180,000 from $166,800. In the Central region, the average selling price increased .7% to $146,300 in the third quarter of 2003 from $145,300 in the corresponding quarter of 2002. In the Southeast region, the average selling price for the three months ended August 31, 2003 decreased 4.0% to $155,100 from $161,600 for the three months ended August 31, 2002. The Company’s expansion into Raleigh, Charlotte and Atlanta, with the acquisition of Colony completed during the second quarter, resulted in a lower average selling price in the Southeast region in 2003 versus 2002 when the region only conducted operations in Jacksonville, Florida. In France, the average selling price for the three months ended August 31, 2003 increased 21.6% to $201,400 from $165,600 in the year-earlier quarter mainly due to currency translation effects.

The Company’s commercial activities in France generated revenues of $15.2 million in the third quarter of 2003 compared with revenues of $13.1 million in the third quarter of 2002. Revenues from Company-wide land sales totaled $8.4 million in the third quarter of 2003 compared to $.6 million in the third quarter of 2002.

For the first nine months of 2003, construction revenues increased by $637.8 million, or 19.4%, to $3.92 billion, from $3.28 billion for the same period a year ago mainly as a result of higher housing and commercial revenues. Housing revenues totaled $3.80 billion on 18,457 units in the first nine months of 2003 compared to $3.25 billion on 17,520 units for the same period a year ago. Housing operations in the United States produced revenues of $3.28 billion on 15,835 units in the first nine months of 2003 and $2.86 billion on 14,974 units in the comparable period of 2002. During the first nine months of 2003, housing revenues from the West Coast region rose 23.4% to $1.33 billion from $1.07 billion for the first nine months of 2002, on an 8.0% increase in unit deliveries during the period to 3,763 from 3,484 in 2002. Housing revenues from the Southwest region increased 14.8% to $830.5 million from $723.3 million, as unit deliveries in the region increased 10.7% to 4,685 from 4,232. In the Central region, housing revenues decreased 23.9% to $756.8 million in the first nine months of 2003 from $994.7 million in the same period of 2002 with unit deliveries in the region decreasing 26.0% to 5,075 from 6,860. In the Southeast region, housing revenues increased 448.1% to $363.0 million in the first nine months of 2003 from $66.2 million in the same period a year ago as unit deliveries increased 480.9% to 2,312 from 398 in 2002. French housing revenues rose to $526.6 million on 2,622 unit deliveries in the first nine months of 2003 from $395.9 million on 2,546 unit deliveries in the corresponding period of 2002.

The Company-wide average new home price rose 10.9% to $206,000 in the first nine months of 2003 from $185,700 in the year-earlier period due primarily to increases in the West Coast and in France. For the first nine months of 2003, the average selling price in the West Coast region increased 14.3% to $352,200 from $308,200 for the first nine months of 2002 and the average selling price in the Southwest region rose 3.7% to $177,300 from $170,900. The average selling price in the Central region increased 2.8% for the nine months ended August 31, 2003 to $149,100 from $145,000 in the same period of 2002. In the Southeast region, the average selling price for the first nine months of 2003 declined 5.6% to $157,000 from $166,400 for the first nine months of 2002, as a result of the Company’s entry into Raleigh, Charlotte and Atlanta during 2003, with the acquisition of Colony. During the first nine months of 2002, the Company’s Southeast region operations were limited to the Jacksonville, Florida market. In France, the average selling price for the nine-month period increased 29.2% to $200,900 in 2003 compared to $155,500 in 2002, primarily due to a positive foreign currency translation impact.

The Company’s commercial activities in France generated revenues of $105.6 million in the first nine months of 2003 compared with revenues of $25.8 million in the first nine months of 2002. The year-over-year increase of $79.8 million in commercial revenues in the first nine months of 2003 occurred mainly as a result of the sale of an office building by the French commercial business during the second quarter of 2003. Company-wide revenues from land sales increased to $12.3 million for the nine months ended August 31, 2003 from $2.9 million for the nine months ended August 31, 2002. Generally, land sale revenues fluctuate with management’s decisions to maintain or decrease the Company’s land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company and prevailing market conditions.

Operating income increased by $18.5 million to $137.3 million in the third quarter of 2003 from $118.8 million in the third quarter of 2002. As a percentage of construction revenues, operating income rose to 9.7% in the three months ended August 31, 2003 from 9.4% in the same period a year ago, reflecting an improved housing gross margin, partially offset by a higher selling, general and administrative expense ratio. Gross profits increased by $49.9 million, or 18.4%, to $320.7 million in the third quarter of 2003 from $270.8 million in the corresponding quarter of 2002. Gross profits as a percentage of construction revenues totaled 22.6% in the third quarter of 2003 compared with 21.4% in the same quarter of 2002 reflecting the Company’s higher housing gross margin. During the same period, housing gross profits increased by $50.6 million to $318.5 million from $267.9 million. Housing gross margin totaled 22.8% in the third quarter of 2003 compared with 21.4% in the year-earlier quarter mainly due to higher average selling prices in the West Coast region and the strength of markets in which the Company operates. Commercial activities in France generated profits of $2.0 million during the quarter ended August 31, 2003, compared with $2.8 million generated during the quarter ended August 31, 2002. Land sales generated profits of $.2 million in the third quarter of 2003 compared with $.1 million in the third quarter of 2002.

Selling, general and administrative expenses totaled $183.3 million in the three-month period ended August 31, 2003 compared to $152.0 million in the three months ended August 31, 2002. As a percentage of housing revenues, selling, general and administrative expenses were 13.1% in the third quarter of 2003 compared to 12.1% for the same quarter of 2002. The increase in selling, general and administrative expenses for the third quarter resulted from additional up-front expenditures related to new community additions and the initial investments required to expand the Company’s market presence and build brand awareness in the Southeast region. Selling, general and administrative expenses as a percentage of housing revenues are expected to improve in the fourth quarter of 2003 and throughout 2004 as investments in the Southeast region deliver additional revenues.

For the first nine months of 2003, operating income increased by $77.1 million to $346.3 million from $269.2 million in the corresponding period of 2002. As a percentage of construction revenues, operating income increased .6 percentage points to 8.8% in the nine-month period ended August 31, 2003 from 8.2% in the corresponding period of 2002 due to a higher housing gross margin partly offset by a higher selling, general and administrative expense ratio. Gross profits increased by $185.0 million, or 27.2%, to $864.1 million during the nine months ended August 31, 2003 from $679.1 million in the same period of 2002. Housing gross profits increased by $168.7 million, or 25.1%, to $841.0 million in the first nine months of 2003 from $672.3 million in the first nine months of 2002, with the housing gross margin increasing 1.4 percentage points to 22.1% from 20.7%. This increase in the Company’s housing gross margin for the nine months ended August 31, 2003 resulted from enhanced operating efficiencies achieved throughout its homebuilding business as well as higher average selling prices. Commercial activities in France produced profits of $22.0 million in the first nine months of 2003, compared with $6.4 million generated in the nine-month period of 2002. Company-wide land sales generated profits of $1.1 million and $.3 million in the first nine months of 2003 and 2002, respectively.

Selling, general and administrative expenses increased by $107.9 million to $517.8 million for the first nine months of 2003 from $409.9 million for the same period of 2002. As a percentage of housing revenues, selling, general and administrative expenses increased to 13.6% for the first nine months of 2003 from 12.6% for the corresponding period of 2002, due to up-front expenses related to new community openings and investments to expand the Company’s market presence in the Southeast region as well as higher insurance costs and higher incentive compensation tied directly to the significant improvement in the Company’s operating income.

Interest income totaled $.6 million in the third quarter of 2003 and $.8 million in the third quarter of 2002. For the first nine months, interest income totaled $2.0 million in 2003 and $3.4 million in 2002. Generally, increases and decreases in interest income are attributable to changes in the interest bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.

Interest expense (net of amounts capitalized) decreased by $5.3 million to $2.4 million in the third quarter of 2003 from $7.7 million in the third quarter of 2002. For the nine months ended August 31, 2003, interest expense decreased by $4.3 million to $18.4 million from $22.7 million for the nine months ended August 31,

2002. Gross interest incurred in the three months and nine months ended August 31, 2003 was higher than that incurred in the corresponding year-ago periods by $2.4 million and $15.7 million, respectively, mainly due to higher debt levels in 2003. Gross interest incurred in the first nine months of 2003 also included a pretax charge of $4.3 million associated with the Company’s early extinguishment of its 9 5/8% senior subordinated notes. The percentage of interest capitalized during the three months ended August 31, 2003 increased to 91.6% from 70.4% in the same period of 2002. For the nine months ended August 31, this percentage increased to 79.5% in 2003 from 69.3% in 2002. The increases in the percentage of interest capitalized during the three months and nine months ended August 31, 2003 primarily resulted from a higher proportion of land under development in 2003 compared to 2002.

Minority interests totaled $4.0 million in the third quarter of 2003 and $4.3 million in the third quarter of 2002. For the first nine months of 2003, minority interests totaled $12.7 million compared with $8.6 million in the first nine months of 2002. Minority interests for the three months and nine months ended August 31, 2003 and 2002 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities.

Equity in pretax income of unconsolidated joint ventures totaled $.8 million in the third quarter of 2003 and $1.0 million in the third quarter of 2002. The Company’s unconsolidated joint ventures generated combined revenues of $14.8 million during the three months ended August 31, 2003 compared with $20.9 million in the corresponding period of 2002. For the nine months ended August 31, 2003, the Company’s equity in pretax income of unconsolidated joint ventures totaled $1.5 million compared to $3.6 million for the same period of 2002. Combined revenues from these joint ventures totaled $30.8 million in the first nine months of 2003 and $52.3 million in the first nine months of 2002. All of the joint venture revenues in the 2003 and 2002 periods were generated from residential properties.

MORTGAGE BANKING

Interest income and interest expense totaled $3.0 million and $1.3 million, respectively, in the third quarter of 2003. Interest income for the quarter ended August 31, 2003 decreased by $3.0 million from $6.0 million in the year-earlier quarter, and interest expense decreased by $1.7 million from $3.0 million in the third quarter of 2002. For the first nine months of 2003, interest income from mortgage banking activities decreased by $6.0 million, to $11.1 million, and related interest expense decreased by $3.4 million, to $5.1 million, from the same period of 2002. Interest income for the three and nine-month periods ended August 31, 2003 decreased primarily due to the lower average balance of first mortgages held under commitments of sale and other receivables outstanding as well as lower interest rates compared to the same periods a year earlier. Interest expense decreased in the three-month and nine-month periods of 2003, reflecting a lower average balance of notes payable outstanding and lower interest rates as compared to the corresponding year-earlier periods.

Other mortgage banking revenues increased by $.9 million to $21.2 million in the third quarter of 2003 from $20.3 million in the prior year’s third quarter. For the first nine months of 2003, other mortgage banking revenues totaled $45.8 million, a decrease of $2.8 million from $48.6 million in the first nine months of 2002. The decrease in the first nine months of 2003 was mainly due to lower retention (the percentage of the Company’s domestic homebuyers using its mortgage banking subsidiary as a loan originator) as well as the adoption of Statement of Position 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”) in the first quarter of 2003. SOP 01-6 requires that income from the sale of loan servicing rights be recognized when the related loan is sold, rather than upon the loan closing as was permitted under previous accounting guidance. This has the effect of deferring the Company’s recognition of servicing rights income for loans that it originates until the following month when loan settlement typically occurs. The adoption of SOP 01-6 resulted in the Company’s results from mortgage banking operations for the first quarter and first nine months of 2003 being reduced by $4.6 million ($3.1 million net of tax) due to the deferral of servicing rights income into the second quarter of 2003. The impact of the adoption was partially offset by an increase in loan originations and higher servicing release premiums per loan in the first quarter of 2003. Results for the third quarter of 2003 were not materially affected by the adoption of SOP 01-6 due to offsetting impacts at the beginning and end of the quarter. Similarly, the fourth quarter of 2003 is not expected to be materially affected by the adoption of SOP 01-6, since it will include an offsetting impact from the previous quarter.

General and administrative expenses associated with mortgage banking activities totaled $9.2 million in the third quarter of 2003 and $6.7 million for the same period of 2002. For the nine-month period, these expenses totaled $24.2 million in 2003 and $17.6 million in 2002. General and administrative expenses increased in the three and nine-month periods ended August 31, 2003, mainly as a result of higher staff levels in place to accommodate the Company’s growing backlog.

INCOME TAXES

Income tax expense totaled $48.2 million and $41.3 million in the third quarters of 2003 and 2002, respectively. For the first nine months of 2003, income tax expense totaled $114.3 million compared to $93.9 million in the same period of 2002. The income tax amounts represented effective income tax rates of approximately 33% in both 2003 and 2002.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. For the nine months ended August 31, 2003, net cash used by operating, investing and financing activities totaled $259.5 million compared to $160.5 million used in the nine months ended August 31, 2002.

Operating activities provided $115.3 million of cash during the first nine months of 2003 compared to $224.9 million provided during the same period of 2002. Sources of operating cash for the nine months ended August 31, 2003 included a decrease in receivables of $358.4 million, nine months’ earnings of $232.0 million, various noncash items deducted from net income, and other operating sources of $9.8 million. Partially offsetting these sources were investments in inventories of $532.1 million (excluding the effect of the Colony acquisition and $26.1 million of inventories acquired through seller financing) and a decrease in accounts payable, accrued expenses and other liabilities of $1.4 million.

In the first nine months of 2002, sources of operating cash included a decrease in receivables of $264.4 million, nine months’ earnings of $190.6 million, an increase in accounts payable, accrued expenses and other liabilities of $.4 million and various noncash items deducted from net income. Partially offsetting these sources were net investments in inventories of $212.8 million (excluding $102.4 million of inventories acquired through seller financing) and other operating uses of $35.8 million.

Investing activities used $78.7 million of cash in the first nine months of 2003 compared to $5.7 million provided in the year-earlier period. In the nine months ended August 31, 2003, $72.7 million, net of cash acquired, was used for the acquisition of Colony, $11.1 million was used for purchases of property and equipment, net and $6.7 million was used for investments in unconsolidated joint ventures. The cash used was partially offset by proceeds of $6.3 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral, and net sales of $5.6 million of mortgages held for long term investment. In the first nine months of 2002, cash was provided from proceeds of $6.2 million received from mortgage-backed securities, $3.5 million of distributions relating to investments in unconsolidated joint ventures and $1.9 million from net sales of mortgages held for long-term investment. The cash provided was partially offset by cash used for net purchases of property and equipment of $5.9 million.

Financing activities in the first nine months of 2003 used $296.0 million of cash compared to $391.1 million used in the first nine months of 2002. In the first nine months of 2003, cash was used for net payments on borrowings of $351.7 million, redemption of the Company’s 9 5/8% senior subordinated notes of $129.0 million, repurchases of common stock of $108.3 million, payments to minority interests of $9.5 million, cash dividend payments of $8.9 million and payments on collateralized mortgage obligations of $5.5 million. Partially offsetting these uses were $295.3 million in proceeds from the sale of 7 3/4% senior subordinated notes and $21.6 million from the issuance of common stock under employee stock plans. Pursuant to its current universal shelf registration, on January 27, 2003 the Company issued $250.0 million of 7 3/4% senior subordinated notes at 98.444% of the principal amount, and an additional $50.0 million of notes in the same series (collectively, the “$300.0 Million Senior Subordinated Notes”). The $300.0 Million Senior Subordinated notes, which are due February 1, 2010, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The Company used $129.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding 9 5/8% senior subordinated notes due 2006. The remaining net proceeds were used for general corporate purposes.

Financing activities in the first nine months of 2002 resulted in net cash outflows due to net payments on borrowings of $387.5 million, redemption of the Company’s 9 3/8% senior subordinated notes of $175.0 million, repurchases of common stock of $190.8 million, cash dividend payments of $9.4 million, payments to minority interests of $6.6 million and payments on collateralized mortgage obligations of $5.9 million. Partially offsetting these uses were proceeds of $198.4 million from the sale of 8 5/8% senior subordinated notes, proceeds of $144.3 million from KBSA’s sale of 8 3/4% senior notes and proceeds of $41.4 million from the issuance of common stock under employee stock plans.

As of August 31, 2003, the Company had a total of $423.6 million available under its $827.0 million domestic unsecured credit facility (comprised of a $644.0 million revolving credit facility and a $183.0 million term loan), net of $76.5 million of outstanding letters of credit. The Company’s French unsecured financing agreements, totaling $219.7 million, had in the aggregate $205.5 million available at August 31, 2003. In addition, the Company’s mortgage banking operations had $295.6 million available under its $400.0 million Master Loan and Security Agreement and $121.8 million available under its $180.0 million revolving mortgage warehouse agreement. The Company’s financial leverage, as measured by the ratio of debt to total capital, was 50.3% at August 31, 2003 compared to 51.0% at August 31, 2002. At both time frames, this placed the Company’s financial leverage within its targeted ratio of debt to total capital of 45% - 55%.

On July 1, 2003, the Company’s mortgage banking subsidiary entered into a $180.0 million revolving mortgage warehouse agreement with a bank syndicate. The agreement, which expires on June 30, 2005, provides for an annual fee based on the committed balance and interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread. The amounts outstanding under the $180.0 million revolving mortgage warehouse agreement are secured by a borrowing base, which includes certain mortgage loans held under commitments of sale and is repayable from sales proceeds. The agreement includes financial covenants and restrictions, which, among other things, require the Company’s mortgage banking subsidiary to maintain certain financial statement ratios, a minimum tangible net worth and a minimum net income. However, there are no compensating balance requirements under the agreement. The $180.0 million revolving mortgage warehouse agreement replaced the mortgage banking subsidiary’s $200.0 million master loan and security agreement, which expired on June 30, 2003.

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

During the first nine months of 2003, the Company repurchased 2.0 million shares of its common stock at an aggregate price of $108.3 million, thereby completing all repurchases permitted under its previously existing Board of Directors authorization. Of those shares, 750,000 were repurchased during the third quarter of 2003 at an aggregate price of $48.7 million. On July 10, 2003, the Company’s Board of Directors approved an increase in the Company’s previously authorized stock repurchase program to permit future purchases of up to 2.0 million additional shares of the Company’s common stock, although no shares were repurchased under this new authorization as of August 31, 2003.

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

Recent Accounting Pronouncements

In December 2001, the Accounting Standards Executive Committee issued Statement of Position 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”). SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. Under SOP 01-6, mortgage companies are explicitly subject to new accounting and reporting provisions and disclosure requirements, including disclosures about regulatory capital and net worth requirements. SOP 01-6 requires the carrying amounts of loans and servicing rights to be allocated using relative fair values in a manner consistent with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Such allocation was not previously required. SOP 01-6 also requires that income from the sale of loan servicing rights be recognized when the related loan is sold, rather than upon the loan closing as was permitted under previous accounting guidance. This has the effect of deferring the Company’s recognition of servicing rights income for loans that it originates until the following month when loan settlement typically occurs. The adoption of SOP 01-6 resulted in the Company’s results from mortgage banking operations for the first quarter and first nine months of 2003 being reduced by $4.6 million ($3.1 million net of tax) due to the deferral of servicing rights income into the second quarter of 2003. Results for the third quarter of 2003 were not materially affected by the adoption of SOP 01-6 due to offsetting impacts at the beginning and end of the quarter. Similarly, the fourth quarter of 2003 is not expected to be materially affected by the adoption of SOP 01-6 since it will include an offsetting impact from the previous quarter.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing the guarantee. The disclosure requirements of FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. Refer to footnote 10 in the Notes to Consolidated Financial Statements for disclosures made in connection with FASB Interpretation No. 45 for the period ended August 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”). FASB Interpretation No. 46 is intended to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities (referred to as “variable interest entities” or “VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46, an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. FASB Interpretation No. 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies to the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. However, the FASB recently announced its limited deferral of the effective date of FASB Interpretation No. 46 to the first interim or annual period ending after December 15, 2003, for certain VIEs in which a public company holds a variable interest that it acquired before February 1, 2003. Certain of the disclosure requirements of FASB Interpretation No. 46 apply in all financial statements filed after January 31, 2003.

In the ordinary course of its business, the Company enters into land option contracts in order to procure land for the construction of homes. Under such land option contracts, the Company will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46, certain of the Company’s land option contracts may create a variable interest for the Company, with the land seller being identified as a VIE.

In compliance with FASB Interpretation No. 46, the Company analyzed its land option contracts and other contractual arrangements entered into on or after February 1, 2003. In general, the Company’s option or earnest money deposits made under the land option contracts are refundable as directly stated, or as a result of conditional performance requirements to be met by the landowner before such deposits would become nonrefundable. Such conditional performance requirements include the Company’s typical requirements that the landowner either obtain development entitlements for the property and/or complete certain improvements to the property before the Company’s deposit becomes nonrefundable. In addition, the amounts of option or earnest money deposits are usually nominal in relation to the costs to be incurred by the landowner to obtain the entitlements and/or improve and develop the land, thereby minimizing the Company’s variable interests at risk.

On the basis of the foregoing and other analyses, the Company has determined its interests in VIEs acquired on or after February 1, 2003 do not result in significant variable interests or require consolidation as the Company’s interests do not qualify it as the primary beneficiary of expected residual returns or expected losses. The Company is in the process of assessing its interests in VIEs in existence prior to February 1, 2003. Depending upon the specific terms or conditions of such entities, the Company may be required to consolidate these VIEs in subsequent periods. The Company will complete its assessment by February 29, 2004, in accordance with the limited deferral of the effective date of FASB Interpretation No. 46 recently announced by the FASB.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), which establishes standards regarding the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the potential impact of SFAS No. 150 on its financial statements but believes such impact will not be material.

Subsequent Events

On September 4, 2003, the Company acquired substantially all of the homebuilding assets of Chicago, Illinois- based Zale Homes (“Zale”), a privately-held builder of single-family homes, for $33.0 million, including the assumption of $16.5 million in debt. Zale generated revenues of approximately $106.0 million and delivered 302 homes in the greater Chicago area in 2002. The Zale acquisition marked the Company’s entry into the greater Chicago market, the fifth largest single-family homebuilding market in the United States. The results of Zale will be reflected as part of the Company’s Central region operations.

On October 6, 2003, Company’s mortgage banking subsidiary renewed its $400.0 million master loan and security agreement. The agreement, which expires on October 6, 2004, provides for interest to be paid monthly at the London Interbank Offered Rate, plus an applicable spread on amounts borrowed.

Outlook

The value of the Company’s residential backlog, excluding joint ventures, stood at $3.40 billion as of August 31, 2003, the highest level for any quarter-end in the Company’s history, increasing 28.8% from the backlog value of $2.64 billion as of August 31, 2002. Backlog units at August 31, 2003 increased 22.2% to 16,572 from 13,561 units at August 31, 2002. Company-wide net orders for quarter ended August 31, 2003 established a new third quarter record, increasing 15.8% to 7,319 from 6,319 net orders reported in the corresponding quarter of 2002. Year-over-year net order growth was driven by increased net orders from the Company’s operations in its Southwest and Southeast regions in the United States, and in France. During each month of the quarter ended August 31, 2003, net orders compared favorably to the corresponding month of 2002 as a result of new community openings.

The Company’s domestic operations accounted for approximately $2.90 billion of backlog value on 14,097 units at August 31, 2003, up from $2.27 billion on 11,349 units at August 31, 2002. Backlog value in the Company’s West Coast region increased 15.4% to approximately $1.14 billion on 3,280 units at August 31, 2003, from approximately $989.9 million on 3,134 units at August 31, 2002. Net orders in the West Coast region increased 1.7% to 1,410 in the third quarter of 2003 from 1,386 for the same quarter a year ago as strong demand caused the Company to sell out of existing communities earlier than expected and continued constraints on land development delayed community openings. In the Company’s Southwest region, backlog value increased to approximately $729.2 million on 3,991 units from approximately $512.9 million on 3,033 units at August 31, 2002, as net orders of 1,912 in the third quarter of 2003 rose 13.8% from 1,680 net orders in the year-earlier quarter. Backlog in the Company’s Central region totaled approximately $643.4 million on 4,473 units at the end of the third quarter of 2003, down 8.1% from $700.3 million on 4,739 units a year earlier. Central region net orders for the third quarter of 2003 decreased 14.4% to 1,913 from 2,236 net orders in the same period of 2002 primarily due to a softening in demand in Denver, Colorado and Austin, Texas, related to tech industry slowdowns in those markets, while net orders in other markets within the Central region remained relatively flat with year-earlier levels. In the Company’s Southeast region, where recent acquisitions have significantly expanded the Company’s territory, the backlog value increased to $389.4 million on 2,353 units at August 31, 2003, up 442.6% from $71.8 million on 443 units at August 31, 2002. The region’s net orders rose 459.4% to 1,130 units in the third quarter of 2003 from 202 units for the same period a year ago, reflecting the Company’s continued expansion in Florida and its entry into Georgia and North Carolina through the acquisition of Colony. The average number of active communities in the Company’s domestic operations for the third quarter of 2003 was 324, up 30.1% from 249 for the same quarter a year ago.

In France, the value of residential backlog at August 31, 2003 rose 35.7% to approximately $497.5 million on 2,475 units from $366.7 million on 2,212 units a year earlier. The Company’s net orders in France increased 17.1% to 954 net orders in the third quarter of 2003 from 815 net orders in the third quarter of 2002. The value of backlog associated with the Company’s French commercial development activities totaled approximately $1.2 million at August 31, 2003 compared to approximately $20.8 million at August 31, 2002.

Substantially all of the homes included in residential backlog are expected to be delivered; however, cancellations could occur, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

The demand for affordable single-family homes remained solid during the third quarter of 2003 and propelled the Company’s backlog to an all-time high. Although interest rates have moved up over the past couple of months, Company-wide net orders for the month of August 2003 still showed a double-digit percentage year-over-year increase. While interest rates continue to remain at historic lows, the Company believes that the adverse impact on demand of a further uptick in interest rates would be offset by the favorable effects of economic recovery and improving consumer sentiment as well as the constrained supply of new and existing home inventory.

The Company remains committed to increasing its overall unit deliveries in future years through the well developed long-term growth strategies it has in place. These strategies include the expansion of existing operations to achieve optimal market volume levels as well as the possible entry into new geographic markets through de novo entry, acquisitions or a combination of the two approaches. Whether the Company achieves its growth objectives will be determined by its ability to increase the average number of active communities it operates in new and existing markets, with this expansion enhanced or tempered by changes in the U.S. and French political and economic environments. The Company’s has continued to diversify its operations through expansion into new geographic markets. In addition to entering Florida in 2001 with the acquisition on Trademark Homes and improving its foothold in Florida in 2002 with the acquisition of American Heritage Homes, the Company entered three new high growth markets, Atlanta, Charlotte and Raleigh, through the acquisition of Colony in the second quarter of 2003. The Company believes this recent expansion into six distinct Southeast metropolitan markets provides a strong platform for future growth throughout the region and is optimistic about its future prospects. Subsequent to the end of the third quarter, on September 4, 2003, the Company completed the acquisition of Chicago, Illinois-based Zale. This acquisition extends the reach of KB Home beyond the Sunbelt and strategically positions the Company in one of the largest markets in the U.S. as well as in the Midwest, where the potential for growth is strong. The Company hopes to leverage this entry into growth into other Midwest markets in the future.

The Company currently expects to achieve its sixth consecutive year of record earnings in 2003. The Company’s earnings expectations could be materially affected by various risk factors such as the impact of future domestic and international terrorist activities; the U.S. military commitment in the Middle East; accelerating recessionary trends and other adverse changes in general economic conditions either nationally, in the U.S. or France, or in the localized regions in which the Company operates; diminution in domestic job growth or employment levels; a downturn in the economy’s pace; or increases in home mortgage interest rates or consumer confidence, among other things. With such risk factors as background, the Company currently expects to deliver more than 27,000 homes in 2003, mainly due to growth in the average number of active communities as a result of organic expansion and the Colony and Zale acquisitions. The Company anticipates its projected earnings growth for 2003 will result mainly from increased unit delivery volume and a higher housing gross margin. Demand for the Company’s homes has remained healthy to date in 2003 and has not been materially affected by the recent war and continuing U.S. presence in Iraq. The Company currently believes it is well-positioned to meet its financial goals for 2003 due to the performance it achieved in 2002 and in prior years, its excellent cash and borrowing capacity positions, the record backlog of homes in place at August 31, 2003 and its commitment to adhere to the disciplines of its operational business model. The Company plans to maintain its balanced approach to cash management to create shareholder value by expanding organically, entering new attractive markets through acquisitions, repurchasing its shares and paying a cash dividend.

In 2004, the Company expects price increases to moderate. In addition, the Company believes it will benefit from the expansion within its Southeast region, improving market conditions in its Central region and lower selling, general and administrative expenses as a percentage of construction revenues. Assuming an improving economy and a flat to moderate rise in interest rates, the Company expects to achieve record diluted earnings per share in 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk during the three and nine months ended August 31, 2003. For additional information regarding the Company’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2003. Based upon, and as of the date of that evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three months and nine months ended August 31, 2003 and 2002, together with backlog data in terms of units and value by geographical region as of August 31, 2003 and 2002.

	Three Months Ended August 31,

	Deliveries		Net Orders

Region	2003	2002	2003	2002

West Coast	1,339	1,469	1,410	1,386
Southwest	1,731	1,574	1,912	1,680
Central	1,851	2,381	1,913	2,236
Southeast	1,017	130	1,130	202
France	912	936	954	815

Total	6,850	6,490	7,319	6,319

Unconsolidated Joint Ventures	59	97	136	54

	Nine Months Ended August 31,				August 31,

								Backlog – Value
	Deliveries		Net Orders		Backlog – Units			In Thousands

Region	2003	2002	2003	2002	2003		2002	2003		2002

West Coast	3,763	3,484	4,663	4,975	3,280		3,134	$1,142,247		$989,927
Southwest	4,685	4,232	5,881	4,714	3,991		3,033	729,195		512,872
Central	5,075	6,860	5,889	7,004	4,473		4,739	643,354		700,280
Southeast	2,312	398	2,900	515	2,353	*	443	389,373	*	71,766
France	2,622	2,546	2,932	2,746	2,475		2,212	497,475		366,733

Total	18,457	17,520	22,265	19,954	16,572	*	13,561	$3,401,644	*	$2,641,578

Unconsolidated Joint Ventures	144	294	394	166	295		85	$47,726		$8,447

*	Backlog amounts for 2003 have been adjusted to reflect the acquisition of Colony. Therefore, backlog amounts at November 30, 2002 combined with net order and delivery activity for the first nine months of 2003 will not equal ending backlog at August 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

24	The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company’s 2002 Annual Report on Form 10-K, is incorporated by reference herein.

31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On June 3, 2003, the Company filed a Current Report on Form 8-K (Item 9 and Item 12), which included the Company’s press release dated June 2, 2003, announcing its preliminary net new home orders for the quarter ended May 31, 2003.

On June 20, 2003, the Company filed a Current Report on Form 8-K (Item 9 and Item 12), which included the Company’s press release dated June 19, 2003, announcing its results of operations for the three months and six months ended May 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME
Registrant

Dated	October 14, 2003	/s/ BRUCE KARATZ

Bruce Karatz Chairman and Chief Executive Officer (Principal Executive Officer)

Dated	October 14, 2003	/s/ DOMENICO CECERE

Domenico Cecere Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

		Page of Sequentially
		Numbered Pages

31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	27

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	28

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	29

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	30