Form 10-K
period 2003-11-30
KB HOME
filed 2004-03-01
CIK 795266

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑  Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2003

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER(AS DEFINED IN RULE 12b-2 OF THE ACT).  YES ✓  NO

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MAY 31, 2003 WAS $2,939,943,438, INCLUDING 7,635,555 SHARES HELD BY THE REGISTRANT’S GRANTOR STOCK OWNERSHIP TRUST AND EXCLUDING 6,698,100 SHARES HELD IN TREASURY.

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK ON JANUARY 31, 2004 WAS AS FOLLOWS:

Common Stock (par value $1.00 per share) 46,691,180 shares, including 7,424,320 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 7,448,100 shares held in treasury.

Documents Incorporated by Reference

  2003 Annual Report to Stockholders (incorporated into Part II).

  Notice of 2004 Annual Meeting of Stockholders and Proxy Statement (incorporated into Part III).

PART I

Item 1. BUSINESS

General

      KB Home is one of America’s leading homebuilders with domestic operations in the following regions and states: West Coast — California; Southwest — Arizona, Nevada, New Mexico; Central — Colorado, Illinois and Texas; and Southeast — Florida, Georgia and North Carolina. Kaufman & Broad S.A. (“KBSA”), our majority-owned subsidiary, is one of the largest homebuilders in France based on revenues. In 2003, we delivered 27,331 homes in the United States and France. We also provide mortgage banking services to the majority of our domestic homebuyers through our wholly-owned subsidiary, KB Home Mortgage Company (“KBHMC”). Founded in 1957, KB Home is a Fortune 500 company listed on the New York Stock Exchange under the ticker symbol “KBH.”

      We have two financial reporting segments, construction and mortgage banking. Our construction segment, which generated 99% and 98% of total revenues in 2003 and 2002, respectively, consists primarily of domestic and international homebuilding operations. Our construction operations are engaged in the acquisition and development of land primarily for residential purposes and offer a variety of homes that are designed to appeal to a wide range of buyers, including first-time, move-up and active adult homebuyers. Domestically, we operate a geographically diverse homebuilding business which, as of November 30, 2003, was comprised of operating divisions in 10 states serving 31 markets. The following table sets forth the states and markets where we operated as of November 30, 2003:

State	Markets

Arizona	Phoenix and Tucson
California	Los Angeles, Oakland, Orange County, Riverside/San Bernardino, Sacramento, San Diego and Stockton
Colorado	Denver and Greely
Florida	Fort Myers, Jacksonville, Lakeland, Melbourne, Orlando, Port St. Lucie, Sarasota and Tampa
Georgia	Atlanta
Illinois	Chicago
Nevada	Las Vegas
New Mexico	Albuquerque
North Carolina	Charlotte and Raleigh
Texas	Austin, Dallas, Fort Worth, Houston, McAllen and San Antonio

      In early 2004, we entered the Charleston, Columbia and Greenville, South Carolina markets through an acquisition.

      Internationally, we operate in France through a majority-owned subsidiary, which is publicly traded on the Premier Marché of the Paris Bourse. In addition to constructing homes, our French subsidiary builds commercial projects and high-density residential properties, such as condominium complexes, in France.

      Our mortgage banking subsidiary provides mortgage banking services primarily to our domestic homebuyers. The mortgage banking subsidiary originates, processes and sells mortgages to third-party investors. Our mortgage banking subsidiary generally does not retain or service the mortgages that it originates, but rather, sells the mortgages and related servicing rights to investors.

      KB Home is a Delaware corporation with principal executive offices at the following address: 10990 Wilshire Boulevard, Los Angeles, California 90024. The telephone number of our corporate headquarters is (310) 231-4000 and our web site address is www.kbhome.com.

Markets

      We delivered 27,331 units in 2003 (excluding 231 deliveries from unconsolidated joint ventures). Our unit deliveries for the year ended November 30, 2003 increased 7% from the previous year’s 25,452 units (excluding 356 deliveries from unconsolidated joint ventures). During 2003, we operated an average of 392 active communities compared with 330 communities in 2002. The average selling price of our homes in 2003 was $206,500, up 8% from $190,800 in 2002.

      Since 1998, our unit deliveries have grown at a compound annual rate of 13% while our revenues and net income have increased at compound annual rates of 19% and 31%, respectively. We believe that our strategy of operating in growth markets according to the principles of our KBnxt operational business model has been a key driver in our expansion. We plan to continue to increase our unit deliveries in future years following our current primary growth strategies, which are to expand existing operations to optimal market volume levels while exploring entry into new markets through acquisitions or de novo entry. Our continued growth could be materially affected, however, by risk factors such as the impact of domestic and international terrorist activities; the United States military commitment in the Middle East; accelerating recessionary trends and other adverse changes in general economic conditions either nationally, in the United States or France, or in the localized regions in which we operate; employment levels; increases in home mortgage interest rates; decreases in consumer confidence; the upcoming national election; or a continued downturn in the economy’s pace; among other things. Nevertheless, we expect to grow our business in 2004.

      In recent years, in addition to growing our existing businesses, we have been active in both de novo expansion and completing acquisitions of regional builders. In 2002, we acquired Orlando, Florida-based American Heritage Homes (“American Heritage”). The American Heritage acquisition strengthened our market position in Florida, marking our entry into the Orlando market and supplementing our Tampa start-up business.

      During 2003, we acquired Atlanta, Georgia-based Colony Homes (“Colony”), which expanded our operations into Atlanta, Georgia and Charlotte and Raleigh, North Carolina and strengthened our position in our Southeast region. We also acquired substantially all of the homebuilding assets of Chicago, Illinois-based Zale Homes (“Zale”). The Zale acquisition marked our entry into the greater Chicago market. We continued our acquisition activity subsequent to the end of our 2003 year. On January 6, 2004, we acquired South Carolina-based Palmetto Traditional Homes (“Palmetto”), a privately-held builder of single-family homes in Charleston, Columbia and Greenville.

      Our homebuilding operations have become more geographically diverse in recent years as a result of both organic growth and acquisitions. In the early 1990’s, we built virtually all of our homes in the California and Paris, France markets. Today, our operations in the United States span the country from coast-to-coast. We believe this increased geographic diversity reduces the risk of financial impacts resulting from changes in demand in individual markets. We delivered our first homes in California in 1963, France in 1970, Nevada in 1993, Colorado in 1994, New Mexico in 1995, Texas in 1996, Florida in 2001 and Georgia and North Carolina in 2003. In 1994, we re-entered Arizona, a market in which we had operated several years earlier, and in 2003 we re-entered Illinois.

      To enhance our operating capabilities in regional submarkets, we conducted our domestic homebuilding business in 2003 through seven divisional offices in California, six divisional offices in Texas, five divisional offices in Florida, two divisional offices in each of Arizona and North Carolina, and one divisional office in each of Colorado, Georgia, Illinois, Nevada and New Mexico. In addition, we operated 20 KB Home Studios in 2003, which are large showrooms where our customers may select from thousands of options to purchase for their homes. Internationally, KBSA operates our construction business through two divisional offices and three studios in France.

      West Coast. Our West Coast region, comprised of operations in Northern and Southern California, accounted for 20% of our total unit deliveries in 2003 compared to 21% in 2002 and 23% in 2001. During the first half of the 1990’s, weak conditions for new housing and general recessionary trends in the West Coast region along with our desire for continued growth prompted us to diversify our business through aggressive expansion into other western states. Since 1995, the West Coast region housing market has improved with the number of new housing permits issued in the region having increased each year. In 2003, our unit deliveries in the West Coast region increased 4% from the previous year to 5,549. During 2003, we operated an average of 64 active communities in the West Coast region compared to 62 in 2002.

      In Southern California, we conduct our homebuilding activities in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura counties. In Northern California, our homebuilding activities are conducted in the Central Valley, Monterey Bay, Sacramento and San Francisco Bay-Oakland-San Jose regions.

      The communities we develop in our West Coast region generally consist of single-family homes primarily designed for the entry-level, move-up and active adult markets. These homes ranged in size from approximately 1,200 to

3,600 square feet in 2003 and sold at an average price of $353,900. Our average selling price in the West Coast region increased 11% in 2003 from the previous year average of $318,300 primarily due to favorable market conditions supporting higher prices, as well as increases in lot premiums and options sold through our KB Home Studios.

      Southwest.  In the early 1990’s, greatly improved business conditions in other western states coupled with a prolonged economic downturn in California and France prompted us to expand our domestic operations. Our Southwest region, which includes operations in Arizona, Nevada and New Mexico, accounted for 25% of our unit deliveries in 2003 compared to 24% in 2002 and 25% in 2001. Deliveries from our Southwest region totaled 6,695 units in 2003, up 11% from the prior year. During 2003, we operated an average of 79 active communities in the region compared with 67 in 2002.

      We conduct our Southwest region homebuilding activities in Phoenix and Tucson, Arizona; Las Vegas, Nevada; and Albuquerque, New Mexico.

      The communities we develop in our Southwest region consist of single-family detached and low density attached homes for the residential housing market. These homes ranged in size from approximately 1,200 to 3,700 square feet in 2003 and sold at an average price of $178,100. The average selling price of our homes in the Southwest region increased 5% in 2003 from $169,400 in 2002 as a result of selected increases in sales prices in certain markets and communities, as well as increases in lot premiums and options sold through our KB Home Studios.

      Central.  Our Central region, which includes operations in Colorado, Illinois and Texas, accounted for 28% of our unit deliveries in 2003 compared to 37% in 2002 and 2001. Since delivering our first homes in the Central region in 1994, we have substantially grown these operations, both organically and through acquisitions. In addition to the Zale acquisition completed in 2003, we made strategic acquisitions in the late 1990’s to supplement our operations in Colorado and Texas. Our operations in the Central region delivered 7,659 units in 2003, down 20% from 9,605 units in 2002, primarily due to softness experienced in certain markets in the region. In the Central region, we operated an average of 117 active communities in 2003 compared with 109 in 2002.

      In 2003, we conducted our Central region homebuilding activities in Denver, Colorado; Chicago, Illinois; and Austin, Dallas, Fort Worth, Houston, McAllen and San Antonio, Texas.

      The communities we develop in our Central region consist primarily of single-family detached homes for the residential housing market. These homes ranged in size from approximately 1,200 to 3,900 square feet in 2003 and sold at an average price of $149,400, up 2% from $147,000 in 2002.

      Southeast.  Our Southeast region, which includes operations in Florida, Georgia and North Carolina, accounted for 13% of our home deliveries in 2003, up from 3% in 2002 and 1% in 2001. Our operations in the Southeast region delivered 3,504 units in 2003, up 416% from 679 units in 2002, primarily due to our expansion as a result of acquisitions completed in 2003.

      In 2003, we conducted our Southeast region homebuilding activities in Fort Myers, Jacksonville, Lakeland, Melbourne, Orlando, Port St. Lucie, Sarasota and Tampa, Florida; Atlanta, Georgia; and Charlotte and Raleigh, North Carolina.

      The communities we develop in our Southeast region consist primarily of single-family detached and low density attached homes targeted at the residential housing market. These homes ranged in size from approximately 1,300 to 2,800 square feet in 2003 and sold at an average price of $156,200, down 4% from $163,200 in 2002, primarily due to a change in product mix. During 2003, we operated an average of 53 active communities in the region compared to 14 in 2002.

      France.  We conduct our operations in France through our majority-owned subsidiary KBSA, which is one of the leading builders of homes (single-family homes and condominium units) in France. In France, we build homes principally for move-up buyers who already own a home. Our principal market in France is the Ile-de-France region, where we built 75% of our individual homes and 43% of our condominium units in 2003. We also have activities in the regions of Grenoble, Lille, Lyon, Marseille, Rouen and Toulouse. In 2003, housing deliveries from our French homebuilding operations increased 4% from the prior year to 3,924 units. Deliveries from our French operations accounted for 14% of our home deliveries in 2003 compared to 15% in 2002 and 14% in 2001. The single-family homes built by our French business ranged in size from approximately 650 to 2,800 square feet in 2003. The average selling price of our homes in France increased 26% to $202,600 in 2003 from $161,000 in 2002, mainly due to favorable foreign exchange rates.

      Our French subsidiary also conducts a commercial development business which includes the development of commercial office buildings in Paris for sale to institutional investors. Revenues from the development of commercial buildings, all located in metropolitan Paris, totaled $107.0 million in 2003, $43.8 million in 2002 and $69.9 million in 2001.

      Prior to February 7, 2000, our French subsidiary was wholly owned by KB Home. On February 7, 2000, KBSA issued 5,314,327 common shares (including an over-allotment option) in an initial public offering. The offering was made in France and elsewhere in Europe and was priced at 23 euros per share. Since the initial public offering, the French business has been listed on the Premier Marché of the Paris Bourse. We have maintained a 57% majority ownership interest in KBSA since the initial public offering and continue to consolidate these operations in our financial statements.

      Unconsolidated Joint Ventures. From time to time, we participate in the development, construction and sale of residential properties and commercial projects through unconsolidated joint ventures. These included joint ventures in California, Florida, Nevada, New Mexico and France in 2003 and 2002; and Nevada, New Mexico, and France in 2001. Only a relatively small portion of our business is conducted through unconsolidated joint ventures and, in 2003, unit deliveries from joint ventures comprised less than 1% of our total unit deliveries for the year.

      Selected Market Data. The following table sets forth, for each of our regions, unit deliveries, average selling prices and total construction revenues for the years ended November 30, 2003, 2002 and 2001 (excluding the effects of unconsolidated joint ventures).

	Years Ended November 30,

	2003	2002	2001

West Coast:
Unit deliveries	5,549	5,344	5,550
Percent of total unit deliveries	20%	21%	23%
Average selling price	$353,900	$318,300	$283,100
Total construction revenues (in millions)(1)	$1,971.5	$1,716.1	$1,605.9
Southwest:
Unit deliveries	6,695	6,037	6,238
Percent of total unit deliveries	25%	24%	25%
Average selling price	$178,100	$169,400	$157,600
Total construction revenues (in millions)(1)	$1,195.7	$1,022.7	$993.0
Central:
Unit deliveries	7,659	9,605	9,181
Percent of total unit deliveries	28%	37%	37%
Average selling price	$149,400	$147,000	$140,500
Total construction revenues (in millions)(1)	$1,155.3	$1,413.2	$1,297.6
Southeast:
Unit deliveries	3,504	679	187
Percent of total unit deliveries	13%	3%	1%
Average selling price	$156,200	$163,200	$152,600
Total construction revenues (in millions)(1)	$548.0	$111.1	$28.5

	Years Ended November 30,

	2003	2002	2001

France:
Unit deliveries	3,924	3,787	3,382
Percent of total unit deliveries	14%	15%	14%
Average selling price(2)	$202,600	$161,000	$146,300
Total construction revenues (in millions)(1)(2)	$904.9	$675.8	$576.7
Total:
Unit deliveries	27,331	25,452	24,538
Average selling price(2)	$206,500	$190,800	$178,000
Total construction revenues (in millions)(1)(2)	$5,775.4	$4,938.9	$4,501.7

(1)	Total construction revenues include revenues from residential development, commercial activities and land sales.

(2)	Average selling prices and total construction revenues for foreign operations have been translated into U.S. dollars using weighted average exchange rates for each period.

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

      In order to leverage the benefits of our KBnxt operational business model, we have concentrated on a strategy designed to achieve a leading position in our major markets. By operating in attractive housing markets at sufficiently large volume levels, we believe we can better execute our KBnxt operational business model and use economies of scale to increase profits. The general benefits of this strategy include lower land development costs, improved terms with financially stable suppliers and subcontractors, the ability to offer maximum choice in customizing a production home with the best value to our customers, and the recruitment and retention of the best management talent.

      We hope to continue to increase our overall unit deliveries in future years. Our growth strategies include expanding existing operations to optimal market volume levels, as well as exploring entry into new markets at high volume levels through acquisitions or de novo entry. Growth in existing markets will be partly driven by our ability to increase the average number of active communities in our major markets through the continued successful implementation of our KBnxt operational business model. We believe these growth strategies can be supplemented by de novo entry into new markets as we did in Phoenix, Arizona; Denver, Colorado; Las Vegas, Nevada; Austin, Houston and McAllen, Texas; and Fort Myers, Melbourne, Port St. Lucie and Tampa, Florida. In addition, we continue to employ an acquisition strategy which has enabled us to supplement growth in existing markets and facilitate expansion into new markets. We believe that expanding our operations through the acquisition of existing homebuilding companies affords several benefits such as established land positions and existing relationships with land owners, subcontractors and suppliers not found in start-up operations. During the last eight fiscal years, we have made the following acquisitions:

Entity Acquired	Date Acquired	Markets

Rayco	March 1996	San Antonio, Texas
SMCI	July 1997	Paris, France
Hallmark	March 1998	Austin, Houston and San Antonio, Texas
PrideMark	March 1998	Denver, Colorado
Estes	April 1998	Phoenix and Tucson, Arizona
General Homes	August 1998*	Houston, Texas
Lewis Homes	January 1999	Las Vegas, Nevada and Northern Nevada; Southern California and the greater Sacramento area of California
Park	August 1999	Paris, France
Frank Arthur	January 2000	Paris, France
Sefima	July 2000	Paris, France
First	July 2000	Lille, France
Sopra	November 2000	Montpellier and Toulouse, France
Trademark	July 2001	Jacksonville, Florida
Résidences Bernard Teillaud	September 2001	Annecy, Chambéry, Grenoble and Lyon, France
American Heritage Homes	September 2002	Orlando and Tampa, Florida
Colony	March 2003	Atlanta, Georgia and Charlotte and Raleigh, North Carolina
Zale	September 2003	Chicago, Illinois
Euro Immobilier	November 2003	Le Mans and Toulouse, France
Palmetto	January 2004	Charleston, Columbia and Greenville, South Carolina

*	In August 1998, we acquired a majority interest in General Homes; we acquired the remaining minority interest in January 1999, bringing our total ownership interest in General Homes to 100% at that time.

      In identifying acquisition targets, we seek homebuilders that possess the following characteristics: a business model similar to or readily convertible to our KBnxt operational business model; access to or control of a significant land position to support growth; a strong management team; and a financial condition positioned to be accretive to earnings in the first full year following acquisition. We believe that the combination of de novo market entries, organic growth in existing markets and continued acquisitions fitting these criteria will enable us to expand our operations in a focused and disciplined manner. However, our ability to acquire other homebuilders in the future could be affected by several factors, including, among other things, general conditions in the United States securities markets, our stock price, the general availability of appropriate acquisition candidates, pricing for such transactions, competition among other national or regional builders to acquire such target companies, changes in general economic conditions nationally and in target markets, and capital or credit market conditions.

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

Design and Marketing Strategies

      We believe that we have been and continue to be an innovator in the design of homes for the first-time, move-up and active adult buyer. Our in-house Builder Services group, whose plans are typically protected by registered copyright, has been successful in creating distinctive design features that meet the core demands and needs of our customers. In 2003, we continued to employ our KBnxt operational business model, seeking to design homes that keep construction costs and base prices as low as possible while achieving high quality levels and promoting customer choice.

      Certain elements of the KBnxt operational business model include achieving an in-depth understanding of customer desires and preferences through detailed market surveys and providing a wide spectrum of choice to customers in terms of location, design and options. Our communities offer homebuyers an abundance of choices and options which allow customers to customize their home to an extent not typically available with private builders. After selecting a floorplan and homesite that meet their needs, our buyers visit one of our KB Home Studios to select options for their home, the incremental cost of which may be rolled into their new home mortgage. Our KB Home Studios, which are typically “retail”-type locations of approximately 10,000 square feet but can be as large as our 21,000 square foot facility in Las Vegas, Nevada, are typically located separately from our divisional business offices. These studios offer customers more than 5,000 options — from floor plans to fireplaces to garage doors — in a retail environment convenient to multiple communities. Our personnel are available at the studios to assist homebuyers in selecting options and upgrades.

      One of our key competitive advantages is our unified, national brand. Unlike many builders, we operate under a single name in every one of our markets utilizing marketing programs from our centralized in-house advertising agency. This means that whether you are in Charlotte, Sacramento, Tampa or Tucson, you will recognize KB Home as one of the nation’s most trusted and premier homebuilders. This strategy not only gives us terrific brand recognition in our existing markets, it also allows us to transition seamlessly with the strength of a leading brand in new market entries, whether through acquisition or de novo growth, including our expansions into the Midwest and Southeast. In addition, we are able to capitalize on today’s more mobile society, where one homebuyer may live in several major homebuilding markets in his or her lifetime.

      Our geographic diversity and large national reach also allow us to pool the collective marketing resources of our operating divisions across the country for partnerships and promotions. In 2003, we partnered with ABC Television and its top-rated morning show, Live with Regis and Kelly, for a groundbreaking promotion to build a home in the heart of New York City — in front of America’s families — and give it away to one lucky viewer. This partnership gave us unprecedented national reach, with hours of dedicated on-air time during prime May sweeps valued at millions of dollars in media exposure. But the brand-name exposure was only one of the benefits; even for those consumers already familiar with us, we were able to demonstrate one of our most central marketing messages — the powerful impact of our unique KB Home Studio and customization abilities.

      While many people associate us with homes built and priced for the first-time homebuyer, the truth is that we build a wide variety of homes, from condominiums in the heart of San Jose targeting young urban professionals, to single-story villas for active adults in the Las Vegas area. Our marketing and advertising reflect this product diversification, providing a single brand image that stands for quality and maximum choice across a wide variety of consumer segments and geographic markets.

      To reach these varied audiences, our marketing efforts continue to extend well beyond traditional real estate advertising and promotional activities. In addition to print advertising, directional signage, billboards, direct mail, doorhangers, and radio spots, in 2003 we launched the newest version of our industry-first infomercial. We have had tremendous success with this vehicle in new markets in building a lead base and strong brand recognition, as well as developing new leads in existing markets. We also continue to utilize email marketing as one of the most cost-effective ways of maximizing our investment in our existing leads and reaching our prospect base with targeted updates on new communities and special events.

      In 2003, we took our online marketing efforts to the next level by bringing our primary consumer web site, www.kbhome.com, in-house for greater cost efficiencies and faster time to market for upgrades and new features. The new web site has seen a significant increase in online traffic and qualified leads generated from the site. The web site continues to be fully integrated with our houseCALLTM Center, our phone service center, which is designed to bring potential buyers to our communities while also simplifying the homebuying process for the consumer. The houseCALLTM Center can be reached at 888-KB-HOMES AND 888-KB-CASAS.

      When consumers reach our communities, they find an inviting retail space that makes the homebuying process easy and comfortable. In 2003, we launched our new companywide sales office design that provides a unique retail setting designed to support each stage of our proprietary sales presentation process and present the unique advantages of KB Home. In addition, our sales offices take advantage of the latest technology. Interactive kiosks allow customers to not only see every floor plan and elevation available at a community, but customize them to their particular needs and desires and print out the final design of the home of their dreams.

      Our efforts do not stop when our prospects become KB homebuyers. We continue our relationship with our buyers well past the purchase, with customer service initiatives that included more than 400 homeowner appreciation parties at our communities in 2003. And homebuyers are responding. In 2003, we were proud to be recognized by J.D. Power and Associates as a Top 3 builder in our Austin and Las Vegas markets for customer satisfaction with homebuilders.

      In France, we introduced the American concept of a master bedroom suite, as well as walk-in closets, built-in kitchen cabinetry and two-car garages. We believe that in each of our residential markets, our value engineering enables us to offer appealing and well-designed homes without increasing construction costs. Our French operations offer a broad choice of options to new home and condominium buyers through a 6,500 square foot new home showroom in Paris, and two additional new home showrooms that opened in 2002 in Lyon and Marseille. The French business also maintains a web site (www.ketb.com) featuring information on available homes.

      In all of our domestic and international residential markets, the sale of homes is carried out by our in-house sales force. We maintain on-site sales offices, which are usually open seven days a week, and market our homes principally through the use of fully furnished and landscaped model homes which are decorated to emphasize the distinctive design features and the choices available to customers. Our sales representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes. These sales representatives are experienced, trained individuals who can provide buyers with specific information regarding other products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans. In all of our domestic communities, we encourage participation of outside real estate brokers in bringing prospective buyers to our communities. Also in many of our domestic markets, our KB Homebuyers Club serves as a resource for prospective homebuyers, providing them with helpful information on the homebuying process and the opportunity to participate in a variety of activities.

Community Development

      The community development process generally consists of three phases: land acquisition; land development; and home construction and sale. The normal development cycle for a community has historically ranged from six to 24 months in the West Coast region and is typically a somewhat shorter duration in our Southwest, Central and Southeast markets. In France, the development cycle has historically ranged from 12 to 30 months. Development cycles vary depending on the extent of government approvals required, the size of the development, necessary site preparation, weather conditions and marketing results.

      When feasible, we acquire control of lot positions through the use of options. In addition, we frequently acquire lots which are entitled and physically developed (referred to as “finished lots”), enabling us to deliver completed homes shortly after acquisition. The total number of lots in our domestic new home communities vary significantly but typically range from 50 to 250 lots. These domestic developments usually include three different model home designs and generally offer lot sizes in detached communities ranging from approximately 3,000 to 10,000 square feet, with premium lots often containing more square footage, views or orientation benefits.

      Through the mid-1990s, we typically acquired undeveloped and/or unentitled properties, often with total lots significantly in excess of 250. With the introduction of the KBnxt operational business model in 1997, we substantially reduced our practice of investing in such long-term development projects in order to lower the operating risk associated with such projects. Since introducing the KBnxt operational business model, we have focused on acquiring finished or partially improved lots and purchasing raw land under options which require little or no initial payments, or pursuant to purchase agreements in which our obligations are contingent upon our being satisfied with the feasibility of developing and selling homes. We expect the balance of raw land, entitled lots and finished lots to evolve from time to time based upon market conditions. In France, typical single-family developments consist of approximately 50 to 150 lots, with average lot sizes of 5,500 square feet.

      Land Acquisition and Development.  In accordance with our KBnxt operational business model, a deep cross section of homebuyers of both new and resale homes in each market are carefully surveyed. Based upon these surveys, a marketing strategy is developed which targets specific price points and geographic sectors which we will pursue. We utilize an in-house staff of land acquisition specialists at each division who carry out extensive site selection research and analysis in order to identify properties in desirable locations consistent with our market strategy. In acquiring land, we consider such factors as: current market conditions, with an emphasis on the prices of comparable new and resale homes in the particular market; expected sales rates; proximity to metropolitan areas; population, industrial and commercial growth patterns; estimated costs of completed lot development; customer preferences; and environmental matters. Several of our highest ranking executives, including the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Senior Vice President of Asset Management, comprise our “Land Committee” which controls the commitment of our resources for all land acquisitions and utilizes a series of specific financial and budgetary controls in approving acquisition opportunities identified by division land acquisition personnel. The Land Committee employs strict standards for assessing all proposed land purchases based, in part, upon specific discounted after tax cash flow internal rate of return requirements and also evaluates each division’s overall return on investment. Extensive due diligence is also performed for each land acquisition with the results reported as part of the Land Committee presentation prior to acquisition decisions. Our geographic expansion to areas which generally offer lower risk for less investment in land has resulted in more stringent criteria guiding our land investment decisions. Consistent with our standards, we seek to minimize, or defer the timing of, cash expenditures for new land purchases and development by acquiring lots under option, phasing the land purchase and lot development, relying upon non-recourse seller financing or working with third-party land developers. In addition, we focus on acquiring finished or partially improved lots, which allow us to begin delivery of finished homes within six months of the purchase of such lots and reduces the risks of unforeseen improvement costs and volatile market conditions. These techniques are intended to enhance returns associated with new land investments by minimizing the incremental capital required.

      The following table shows the number of lots we owned in various stages of development and under option contracts in our principal markets as of November 30, 2003 and 2002. The table does not include acreage which has not yet been approved for subdivision into lots. This excluded acreage consisted of approximately 651 acres optioned in the United States in 2003 and approximately 750 acres optioned in the United States in 2002.

							Total Lots
	Homes/Lots in		Land Under		Lots Under		Owned or
	Production		Development		Option		Under Option

	2003	2002	2003	2002	2003	2002	2003	2002

West Coast	7,137	6,570	2,347	5,387	12,908	6,686	22,392	18,643
Southwest	10,322	10,142	3,796	2,937	12,570	15,518	26,688	28,597
Central	18,315	15,596	10,804	8,129	13,378	21,345	42,497	45,070
Southeast	4,891	2,022	296	—	22,166	5,868	27,353	7,890
France	3,395	3,817	204	264	6,769	5,967	10,368	10,048

Total	44,060	38,147	17,447	16,717	67,791	55,384	129,298	110,248

      Since implementing our KBnxt operational business model, we have reduced the proportion of unentitled and unimproved land in our portfolio. However, depending on market conditions we may increase the proportion of unentitled and unimproved land in certain markets from time to time. In addition, we have continued to focus on purchasing raw land under options which require little or no initial payments, or pursuant to purchase agreements in which our obligations are contingent upon our being satisfied with the feasibility of developing and selling homes. During the option period of our acquisition agreements, we perform technical, environmental, engineering and entitlement feasibility studies and seek to obtain necessary government approvals. The use of such option arrangements allows us to evaluate and obtain regulatory approvals for a project, to reduce our financial commitments, including interest and other carrying costs, and to minimize land inventories. This also improves our capacity to estimate costs accurately, an important element in planning communities and pricing homes. We typically purchase amounts sufficient for our expected production needs and do not purchase land for speculative investment.

      In France, we also employ conservative strategies, including an emphasis on the move-up market segment and generally restrictive policies regarding land acquisition.

      Home Construction and Sale.  Following the purchase of land and, if necessary, the completion of the entitlement process, we typically begin marketing homes and constructing model homes. The time required for construction of our homes depends on the weather, time of year, local labor situations, availability of materials and supplies and other factors. The construction of production homes is generally contingent upon customer orders to minimize the costs and risks of standing inventory. Our KBnxt operational business model emphasizes pre-selling, maintaining stringent control of production inventory and reducing unsold inventory. The pre-selling of homes benefits homebuyers, allowing them to personalize their homes by selecting from a wider range of customizing options. As a result of our KBnxt operational business model pre-sale and backlog building strategies, the percentage of sold inventory in production in our domestic operations has increased dramatically and was 87% at year-end 2003. Prior to the implementation of our KBnxt operational business model, the percentage of sold inventory in production was 44% at year-end 1996.

      We act as the general contractor for virtually all of our communities and hire subcontractors for all production activities. The use of subcontractors enables us to reduce our investment in direct labor costs, equipment and facilities. Where practical, we use mass production techniques, and prepackaged, standardized components and materials to streamline the on-site production phase. We have also developed systems for national and regional purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs through improved pricing and participation in national manufacturers’ rebate programs. At all stages of production, our own administrative and on-site supervisory personnel coordinate the activities of subcontractors and subject their work to quality and cost controls. As part of our KBnxt strategies, we have also emphasized even flow production methods to enhance the quality of our homes, minimize production costs and improve the predictability of our revenues and earnings.

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

      Our division personnel provide assistance to homebuyers during all phases of the homebuying process and after the home is sold. The coordinated efforts of sales representatives, KB Home Studio consultants, on-site construction superintendents and post-closing customer service personnel in the customer’s homebuying experience is intended to provide high levels of customer satisfaction and lead to enhanced customer retention and referrals. In our domestic homebuilding operations, we provide customers with a limited home warranty program administered by personnel in each of our divisions. This arrangement is designed to give our customers prompt and efficient post-delivery service directly from KB Home. For homes sold in the United States, we generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home such as appliances.

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

      Our backlog at November 30, 2003, excluding the effects of unconsolidated joint ventures, reached 14,675 units, up 22% from the 12,023 backlog units at year-end 2002. Our backlog ratio was 187% for the fourth quarter of 2003 and 171% for the fourth quarter of 2002. (Backlog ratio is defined as beginning backlog as a percentage of unit deliveries in the quarter.) Domestically, unit backlog of 12,180 units at November 30, 2003 increased by 24% compared to 9,858 units at November 30, 2002. Our continued emphasis on pre-sales contributed to the increase in domestic backlog levels. Net orders generated by our U.S. operations totaled 5,443 in the fourth quarter of 2003, up 17% from 4,637 in the fourth quarter of 2002. Internationally, net orders in France totaled 1,186 in the fourth quarter of 2003, essentially flat with the year-earlier quarter. Unit backlog in France was 15% higher at November 30, 2003 compared to November 30, 2002.

      The following table sets forth net orders, unit deliveries and ending backlog relating to sales of homes and homes under contract for each quarter during the years ended November 30, 2003, 2002 and 2001. The information in the table excludes activity related to unconsolidated joint ventures. Activity associated with unconsolidated joint ventures included net orders, unit deliveries and ending backlog of 470, 231, and 521, respectively, for the year ended November 30, 2003; 188, 356 and 45, respectively, for the year ended November 30, 2002; and 220, 330 and 98, respectively, for the year ended November 30, 2001.

	Net	Unit	Ending
	Orders	Deliveries	Backlog*

Fiscal 2003:
First Quarter	6,549	5,263	13,309
Second Quarter	8,397	6,344	16,103
Third Quarter	7,319	6,850	16,572
Fourth Quarter	6,629	8,874	14,675

Fiscal 2002:
First Quarter	6,441	5,025	12,543
Second Quarter	7,194	6,005	13,732
Third Quarter	6,319	6,490	13,561
Fourth Quarter	5,831	7,932	12,023

Fiscal 2001:
First Quarter	6,344	4,528	12,375
Second Quarter	7,370	5,723	14,022
Third Quarter	5,665	6,473	13,464
Fourth Quarter	5,336	7,814	11,127

*	Ending backlog amounts for 2003 have been adjusted to reflect the acquisitions of Colony and Zale and an acquisition in France. Therefore, the ending backlog at November 30, 2002 combined with net order and delivery activity for 2003 will not equal the ending backlog at November 30, 2003. Similarly, ending backlog amounts for 2002 were adjusted to reflect the acquisition of American Heritage and ending backlog amounts for 2001 were adjusted to reflect the acquisitions of Trademark and Résidences Bernard Teillaud.

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

Land Sales

      In the normal course of business, we sell land which either can be sold at an advantageous price due to market conditions or does not meet our marketing needs. Such property may consist of land zoned for commercial use which is part of a larger parcel being developed for single-family homes or may be in areas where we may consider our inventory to be excessive. Generally, land sales fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions. Land sale revenues totaled $25.6 million in 2003, $39.2 million in 2002 and $64.8 million in 2001.

Customer Financing

      On-site personnel at our communities in the United States facilitate sales by offering to arrange financing for prospective customers through KBHMC. We believe that the ability to offer customers financing on firm, competitive terms as a part of the sales process is an important factor in completing sales.

      Our mortgage banking business primarily consists of providing our domestic homebuyers with competitive financing and coordinating and expediting the loan origination transaction through the steps of loan application, loan approval and closing. Our mortgage banking subsidiary has its headquarters in Los Angeles and operates regional mortgage centers in Las Vegas, Nevada; and San Antonio, Texas.

      The mortgage banking subsidiary’s principal sources of revenues are: (i) interest income earned on mortgage loans during the period they are held by KBHMC prior to their sale to investors; (ii) net gains from the sale of loans; (iii) loan servicing fees; and (iv) revenues from the sale of the rights to service loans.

      Our mortgage banking subsidiary is approved by the Government National Mortgage Association (“GNMA”) as a seller-servicer of Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) loans. A portion of the conventional loans originated by KBHMC (i.e., loans other than those insured by FHA or guaranteed by VA) qualify for inclusion in loan guarantee programs sponsored by Fannie Mae or the Federal Home Loan Mortgage Corporation (“FHLMC”). KBHMC arranges for fixed and adjustable rate, conventional, privately insured mortgages, FHA-insured or VA-guaranteed mortgages, and mortgages funded by revenue bond programs of states and municipalities. In 2003, 65% of the mortgages originated for our customers were conventional (most of which conformed to Fannie Mae and FHLMC guidelines), 24% were FHA-insured or VA-guaranteed (a portion of which are adjustable rate loans), 8% were adjustable rate mortgages (“ARMs”) provided through commitments from institutional investors and 3% were funded by mortgage revenue bond programs. The percentages set forth above change from year to year reflecting then-current fixed interest rates, introductory rates for ARMs, housing prices and other economic conditions. In 2003, KBHMC originated loans for 73% of our domestic home deliveries to end users who obtained mortgage financing.

      The mortgage banking subsidiary is a delegated underwriter under the FHA Direct Endorsement and VA Automatic programs in accordance with criteria established by such agencies. Additionally, our mortgage banking operations have delegated underwriting authority from Fannie Mae and FHLMC. As a delegated underwriter, KBHMC may underwrite and close mortgage loans under programs sponsored by these agencies without their prior approval, which expedites the loan origination process.

      Our mortgage banking business customarily sells nearly all of the loans that it originates. Loans are sold either individually or in pools to GNMA, Fannie Mae or FHLMC or against forward commitments to institutional investors, including banks and savings and loan associations.

      Our mortgage banking business typically sells servicing rights on a regular basis for substantially all of the loans it originates. However, for a small percentage of loans, and to the extent required for loans being held for sale to investors, KBHMC services the mortgages that it originates. Servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, monitoring delinquent mortgages and generally administering the loans. Our mortgage banking subsidiary receives fees for servicing mortgage loans, generally equal to .250% per annum on the declining principal balances of the loans.

      One of KBHMC’s strategies is to fully support our home sales while also expanding from this core business by offering other related products through its wholly owned subsidiary, rateOne Home Loans (“rateOne”). The rateOne organization, established in 1999, is a telemarketing and on-line lender with a mission to make the home loan process simple and convenient with highly competitive rates. Telemarketing and on-line lending has grown over the last several years with many lenders realizing that this form of business is not only more cost effective but may become the preferred method of originating loans. In 2003, originations for the rateOne telemarketing center were primarily sourced to customer responses to electronic billboards strategically located on various highways in urban centers in the U.S. The billboards offer the customer the option of applying for a loan through the rateOne telemarketing center or web site.

      All loans originated by our mortgage banking subsidiary, including rateOne, are intended to be of investment quality and adhere to the basic fundamentals of sound lending practices. While rateOne provides additional production to augment the production from our mortgage banking operations, it is still in its start-up phase and, therefore, did not contribute materially to our mortgage banking subsidiary’s financial results in 2003.

      In France, we do not use KBHMC, rateOne or other captive/ in-house lenders. However, we assist our customers by arranging financing through third-party lenders, primarily major French banks with which our French business has established relationships. In some cases, French customers qualify for certain government-assisted home financing programs. A second mortgage is usually handled through a government agency. A homebuyer in France may also have a third mortgage provided through credit unions or other employee groups.

Employees

      All our operating divisions operate independently with respect to day-to-day operations within the context of the KBnxt operational business model. All land purchases and other significant construction, mortgage banking and similar operating decisions must be approved by senior management at the operating and corporate levels.

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

      At January 31, 2004, we had a total of approximately 5,100 full-time employees in our operations, including approximately 500 in our mortgage banking operations. No employees are represented by a collective bargaining agreement.

      Construction and mortgage banking personnel are typically paid performance bonuses based on individual performance and incentive compensation based on the performance of the applicable operating division. Our corporate personnel are typically paid performance bonuses based on individual performance and incentive compensation based on the overall performance of KB Home.

Competition and Other Factors

      We believe the use of our KBnxt operational business model, particularly the aspects that involve gaining a deeper understanding of customer interests and needs and offering a wide range of choice to homebuyers, provides us with long-term competitive advantages. The housing industry is highly competitive, and we compete with numerous housing producers ranging from regional and national firms to small local builders primarily on the basis of price, location, financing, design, reputation, quality and amenities. In addition, we compete with housing alternatives other than new production homes, including existing homes and rental housing. In certain markets and at times when housing demand is high, we also compete with other builders to hire subcontractors.

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

      Our current universal shelf registration statement, filed on October 15, 2001 with the Securities and Exchange Commission (as subsequently amended, the “2001 Shelf Registration”), provided us with a total public debt and equity issuance capacity of $750.0 million. The 2001 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, stock purchase contracts, stock purchase units and/or warrants to purchase such securities. At November 30, 2003, $450.0 million of capacity remained available under the 2001 Shelf Registration.

      On January 28, 2004, we issued $250.0 million of 5 3/4% senior notes (the “$250.0 Million Senior Notes”) at 99.474% of the principal amount of the notes in a private placement. The notes, which are due February 1, 2014, with interest payable semi-annually, represent senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. The $250.0 Million Senior Notes are unconditionally guaranteed jointly and severally by certain of our domestic operating subsidiaries on a senior unsecured basis. We have agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the $250.0 Million Senior Notes for registered notes issued by us on substantially identical terms, except that they will be fully transferable.

      Our four-year $1.00 billion unsecured revolving credit facility (the “$1 Billion Credit Facility”) with a consortium of banks is scheduled to expire in 2005. At November 30, 2003, $803.2 million, net of outstanding letters of credit, was available for future use under the $1 Billion Credit Facility.

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

      External sources of financing for our mortgage banking operations include a $180.0 million revolving mortgage warehouse agreement (the “$180.0 Million Mortgage Warehouse Facility”), which expires on June 30, 2005, and a $400.0 million master loan and security agreement (the “$400.0 Million Master Loan and Security Agreement”), which expires on October 6, 2004. At November 30, 2003, our mortgage banking operations had $133.1 million available under the $180.0 Million Mortgage Warehouse Facility and $314.7 million available under the $400.0 Million Master Loan and Security Agreement. In addition to the $180.0 Million Mortgage Warehouse Facility and $400.0 Million Master Loan and Security Agreement, our mortgage banking subsidiary has a $300.0 million purchase and sale agreement. This agreement allows our mortgage banking subsidiary to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facilities. We believe our mortgage banking operations have the ability to access additional sources of funding both on a short and long-term basis, if needed.

Regulation and Environmental Matters

      It is our policy to use third-party environmental consultants to investigate for environmental risks all land being considered for acquisition and to require disclosure from land sellers of known environmental risks. Despite these precautions, there can be no assurance that we will avoid material liabilities relating to the removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned by us. No estimate of such potential liabilities can be made although we may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, we take steps prior to acquisition to gain assurance as to the precise scope of work required and costs associated with removal, site restoration and/or monitoring, using detailed investigations by environmental consultants. To the extent such contamination or other environmental issues have occurred in the past, we believe we may be able to recover restoration costs from third parties, including, but not limited to, the generators of hazardous waste, land sellers or others in the prior chain of title and/or insurers. Utilizing such policies, we anticipate that it is unlikely that environmental clean-up costs will have a material effect on our future results of operations or financial position. We have not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by us are identified by the Environmental Protection Agency as being a “Superfund” clean-up site requiring clean-up costs, which could have a material effect on our future financial position or results of operations. Costs associated with the use of environmental consultants are not material to our results of operations.

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

Our business is cyclical and is significantly impacted by changes in general and local economic conditions.

      Our business is substantially affected by changes in national and general economic factors outside of our control, such as:

•	short and long term interest rates;

•	the availability of financing for homebuyers;

•	consumer confidence (which can be substantially affected by external conditions, including international hostilities involving the United States or France);

•	federal mortgage financing programs; and

•	federal income tax provisions.

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

      We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment. These laws and regulations may cause delays in construction and delivery of new homes, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. In addition, environmental laws may impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The presence of those substances on our properties may prevent us from selling our homes and we may also be liable, under applicable laws and regulations or lawsuits brought by private parties, for hazardous or toxic substances on properties and lots that we have sold in the past.

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

      Our mortgage banking operations are heavily regulated and subject to the rules and regulations promulgated by a number of governmental and quasi-governmental agencies. We are also subject to federal and state statutes and regulations which, among other things, prohibit discrimination, establish underwriting guidelines which include obtaining inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. A finding that we materially violated any of the foregoing laws could have an adverse effect on our results of mortgage operations.

      We are subject to a Consent Order that we entered into with the Federal Trade Commission in 1979. Pursuant to the Consent Order, we provide explicit warranties on the quality of our homes, follow certain guidelines in advertising and provide certain disclosures to prospective purchasers of our homes. A finding that we have significantly violated the Consent Order could result in substantial liabilities or penalties and could limit our ability to sell homes in certain markets.

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

      Our mortgage banking operations compete with other mortgage lenders, including national, regional and local mortgage bankers, savings and loan associations and other financial institutions. Mortgage lenders with greater access to capital markets or those with less rigorous lending criteria can sometimes offer lower interest rates than we can, which can diminish our ability to compete and adversely impact the results of operations from our mortgage lending business.

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

      Under the terms of our $1 Billion Credit Facility, our debt service payment obligations are defined as consolidated interest expense. As defined, consolidated interest expense for the years ended November 30, 2003 and 2002 was $118.8 million and $101.1 million, respectively.

      The indentures governing our outstanding debt instruments and our bank credit facilities include various financial covenants and restrictions, including restrictions on debt incurrence, sales of assets and cash distributions by us. Should we not comply with any of those restrictions or covenants, the holders of those debt instruments or the banks, as appropriate, could cause our debt to become due and payable prior to maturity.

We may have difficulty in continuing to obtain the additional financing required to operate and develop our business.

      Our homebuilding operations require significant amounts of cash and/or available credit. It is not possible to predict the future terms or availability of additional capital. Moreover, our outstanding domestic public debt, as well as our $1 Billion Credit Facility and the credit facilities of our French subsidiary, contain provisions that may restrict the amount and nature of debt we may incur in the future. Our bank credit facilities limit our ability to borrow additional funds by placing a maximum cap on our leverage ratio. Under the most restrictive of these provisions, as of November 30, 2003, we would have been permitted to incur up to $3.06 billion of total consolidated indebtedness, as defined in the bank credit facilities. This maximum amount exceeded our actual total consolidated indebtedness at November 30, 2003 by $1.91 billion. There can be no assurance that we can actually borrow up to this maximum amount at any time, as our ability to borrow additional funds, and to raise additional capital through other means, is also dependent on conditions in the capital markets and our credit worthiness. If conditions in the capital markets change significantly, it could reduce our sales and may hinder our future growth and results of operations.

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

Item 2. PROPERTIES

      In 2003, our executive offices were in leased premises at 10990 Wilshire Boulevard, Los Angeles, California. Our housing operations were principally conducted from leased premises located in Phoenix and Tucson, Arizona; Fremont, Irvine, Los Angeles, Pleasanton, Pomona, San Diego and Vacaville, California; Denver, Colorado; Fort Myers, Jacksonville, Orlando, Palm City and Tampa, Florida; Atlanta, Georgia; Chicago, Illinois; Las Vegas, Nevada; Albuquerque, New Mexico; Charlotte and Raleigh, North Carolina; Austin, Dallas, Houston and McAllen, Texas; and Paris, France.

      Our mortgage banking subsidiary leases executive offices at 10990 Wilshire Boulevard, Los Angeles, California and a regional office in Las Vegas, Nevada. rateOne leases an office in Las Vegas, Nevada. Our mortgage banking operations also lease FHA branch offices in Phoenix, Arizona; Irvine, Los Angeles and Pleasanton, California; Denver, Colorado; Jacksonville, Florida; Atlanta, Georgia; Chicago, Illinois; Las Vegas, Nevada; Albuquerque, New Mexico; Charlotte, North Carolina; and San Antonio, Texas. Certain of these branch offices are leased from our housing operations.

      Our homebuilding and mortgage banking operations in San Antonio, Texas are principally conducted from premises that we own.

      We believe that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of our businesses.

Item 3.  LEGAL PROCEEDINGS

      We are involved in litigation and governmental proceedings incidental to our business. These cases are in various procedural stages and, based on reports of counsel, it is our opinion that provisions or reserves made for potential losses are adequate and any liabilities or costs arising out of currently pending litigation will not have a materially adverse effect upon our financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth certain information regarding the executive officers of KB Home as of January 31, 2004:

			Year
			Assumed	Years at
		Present Position at	Present	KB	Other Positions and Other Business Experience
Name	Age	January 31, 2004	Position	Home(1)	within the Last Five Years(2)	From – To

Bruce Karatz	58	Chairman and Chief Executive Officer	1993	31	President	1986-2001
Jeffrey T. Mezger	48	Executive Vice President and Chief Operating Officer	1999	10	Senior Vice President and Regional General Manager	1998-1999
Domenico Cecere	54	Senior Vice President and	2002	2	Consultant, Gryphon Investors	2001-2002
		Chief Financial Officer			Executive Vice President and Chief Operating Officer, Owens Corning, Inc.	2000-2001
					Senior Vice President and President, North American Building Materials Business, Owens Corning, Inc.	1999-2000
Glen Barnard	59	Regional General Manager	2004 (3)	5	Chief Executive Officer, Constellation Real Technologies Executive Vice President, President e.KB, Inc. Senior Vice President and Regional General Manager	2001-2003 1999-2001 1996-1999
Leah S.W. Bryant	59	Regional General Manager	2003	26	President, KB Home Nevada Inc.	1998-2003
Steven M. Davis	45	Regional General Manager	2000	9	President, KB Home Phoenix Inc.	1998-2003
Robert Freed	47	Regional General Manager	2000	10	President, KB Home North Bay Inc.	2000-Present
					President, KB Home South Bay Inc.	1997-2003
John E. (“Buddy”) Goodwin	56	Regional General Manager	1999	26	Senior Vice President	1999-2001
					President, KB Home San Antonio	1998-1999
Jay L. Moss	53	Regional General Manager	2000	28	President, KB Home Greater Los Angeles Inc.	2000-2003
					President, KB Home North Bay Inc.	1998-2000
Larry E. Oglesby	43	Regional General Manager	2001	18	President, KB Home Austin	1999-2003
					Vice President, KB Home Austin	1998-1999
William R. Hollinger	45	Senior Vice President and	2001	16	Vice President and Controller	1992-2001
		Controller
Barton P. Pachino	44	Senior Vice President and General Counsel	1993	16
Albert Z. Praw	55	Senior Vice President, Asset Management	2002	14	Senior Vice President, Asset Management and Acquisitions Senior Vice President, Business Development	1999-2002 1998-1999
Gary A. Ray	45	Senior Vice President, Human Resources	1996	7
Charles O. Schetter	50	Senior Vice President, Business	2002	1	Director, McKinsey & Company	1988-2002
		Development			Office Manager, Los Angeles Office, McKinsey & Company	1995-2001
Kelly Masuda	36	Vice President, Capital Markets and Treasurer	2003	Joined in 2003	Director, Credit Suisse First Boston	1993-2002

(1)	May include years of service with companies acquired by KB Home.

(2)	All positions described were with KB Home, unless otherwise indicated.

(3)	Mr. Barnard was a senior executive with KB Home from 1996-2001, and rejoined KB Home in 2004.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of January 31, 2004, there were 1,018 holders of record of KB Home’s common stock.

      Information as to KB Home’s quarterly stock prices is included on page 88 of KB Home’s 2003 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto.

      Information as to the principal exchanges on which KB Home’s common stock is being traded and quarterly cash dividends is included on page 88 of KB Home’s 2003 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto.

Item 6.  SELECTED FINANCIAL DATA

      The Five Year Summary of KB Home for the five-year period ended November 30, 2003 is included on page 45 of KB Home’s 2003 Annual Report to Stockholders, which is included as part of Exhibit 13 hereto. It should be read in conjunction with the consolidated financial statements included in KB Home’s 2003 Annual Report to Stockholders, which are also included as part of Exhibit 13 hereto.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management’s Discussion and Analysis of Financial Condition and Results of Operations of KB Home is included on pages 46 through 59 of KB Home’s 2003 Annual Report to Stockholders, which are included as part of Exhibit 13 hereto.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We primarily enter into debt obligations to support general corporate purposes, including acquisitions, and the operations of our divisions. The primary market risk we face is the interest rate risk on our senior and senior subordinated notes. We have no cash flow exposure due to interest rate changes for these notes. In connection with our mortgage banking operations, mortgage loans held for sale and the master loan and security agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration and accordingly the risk is not material. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes other than as disclosed in Note 1 to the consolidated financial statements with regard to our mortgage banking operations. As disclosed, we use mortgage forward delivery contracts and non-mandatory commitments to mitigate our exposure to movements in interest rates on interest rate lock agreements and mortgage loans held for sale. The estimated fair value of mortgage forward delivery contracts and non-mandatory commitments exceeded the contract value by $.2 million and $1.3 million at November 30, 2003 and 2002, respectively. The estimated fair value of interest rate lock agreements exceeded the contract value by $.1 million and and $1.2 million at November 30, 2003 and 2002, respectively.

      The following table sets forth as of November 30, 2003, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (in thousands):

	Years Ended November 30,								Fair value at
									November 30,
	2004	2005	2006	2007		2008	Thereafter	Total	2003

Long-term debt(1)	$175,000	$—	$—	$—		$200,000	$725,629	$1,100,629	$1,198,990
Fixed Rate
Weighted Average Interest Rate	7.8%	—%	—%		%	8.6%	8.6%

(1) Includes senior and senior subordinated notes

     A portion of our construction operations are located in France. As a result, our financial results could be affected by factors such as changes in the foreign currency exchange rate or weak economic conditions in our markets. Our earnings are affected by fluctuations in the value of the U.S. dollar relative to the euro in France, as a result of our sales in France. Therefore, for the year ended November 30, 2003, the result of a 10% uniform strengthening in the value of the dollar relative to the currency in which our sales were denominated in France would have resulted in a decrease in revenues of $90.5 million and a decrease in pretax income of $6.1 million. Comparatively, the 2002 results of a 10% uniform strengthening in the value of the dollar relative to the currency in which our sales were denominated would have been a decrease in revenues of $67.6 million and a decrease in pretax income of $3.9 million. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of KB Home are included on pages 60 through 84 of KB Home’s 2003 Annual Report to Stockholders, which are included as part of Exhibit 13 hereto. Reference is made to the Index to Financial Statements on page F-1 herein.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A.  CONTROLS AND PROCEDURES

      We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2003. Based upon, and as of the date of that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to KB Home (including our consolidated subsidiaries) required to be included in our periodic Securities and Exchange Commission filings. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART III

      The Notice of 2004 Annual Meeting of Stockholders and Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and provides the information required under Part III (Items 10, 11, 12, 13 and 14) except for the information regarding the executive officers of KB Home, which is included in Part I on page 20 herein, and the information set forth below.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Business Ethics Policy

      We have adopted a Business Ethics Policy for our directors, officers (including our principal executive officer and principal financial officer) and employees. The Business Ethics Policy is available on our web site at www.kbhome.com/investor/main. Stockholders may request a free copy of the Business Ethics Policy from:

KB Home
Attention: Investor Relations
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
investorrelations@kbhome.com

Corporate Governance Principles

      We have adopted Corporate Governance Principles, which are available on our web site at www.kbhome.com/investor/main. Stockholders may request a free copy of the Corporate Governance Principles from the address, phone number and email address set forth under “Business Ethics Policy.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table provides information as of November 30, 2003 with respect to shares of our common stock that may be issued under our existing compensation plans:

Equity Compensation Plan Information

Number of common
shares remaining
	Number of		available for future
	common shares to		issuance under equity
	be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding common
	outstanding options,	outstanding options,	shares reflected in
	warrants and rights	warrants and rights	column(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	4,974,936	$33.52	1,472,371
Equity compensation plans not approved by stockholders(1)	1,838,787	40.45	1,966,925

Total	6,813,723	$36.28	3,439,296

(1)	Represents the 1999 Incentive Plan and the Non-Employee Directors Stock Plan.

1999 Incentive Plan

      In 1999, our board of directors approved the adoption of the 1999 Incentive Plan to provide incentives to key employees of KB Home and our U.S.-based subsidiaries. All domestic employees, other than executive officers, of

KB Home and our subsidiaries are eligible to receive awards under the 1999 Stock Incentive Plan. Awards under this plan are generally not restricted to any specific form or structure and may include, among other things, stock options, restricted stock, stock units, cash or stock bonuses and limited stock appreciation rights. The terms of the 1999 Incentive Plan are identical to the terms of our shareholder approved 2001 Stock Incentive Plan in all material respects, except that our executive officers may not participate in the 1999 Incentive Plan.

      Awards may be conditioned on continued employment, have various vesting schedules and accelerated vesting and exercisability provisions in the event of, among other things, a “change in ownership” (as defined in the 1999 Incentive Plan). The 1999 Incentive Plan is administered by the Management Development and Compensation Committee of our board of directors.

      Originally, 2,000,000 shares of common stock were reserved and authorized for issuance under the 1999 Incentive Plan. An additional 2,000,000 shares (for an aggregate of 4,000,000 shares) were subsequently authorized for issuance under the 1999 Incentive Plan. Shares subject to a grant or award under the 1999 Incentive Plan which are not issued or delivered by reason of the failure to vest of a restricted stock award or the expiration, termination, cancellation or forfeiture of all or a portion of the exercise price or to satisfy tax withholding obligations upon the exercise of an option are again available for future grants and awards. As of November 30, 2003, 1,608,411 shares remained available for grant under the 1999 Incentive Plan. Options granted under the 1999 Incentive Plan have a purchase price equal to the fair market value of a share of common stock at the time of grant. All currently outstanding options vest, subject to continued employment, in three equal installments over a period of three years from the date of grant (subject to early vesting on a change in ownership, retirement and in certain other limited circumstances), and expire 15 years after the date of grant. Restricted shares granted under the 1999 Incentive Plan generally do not vest for a period of three years from the date of grant, subject to continued employment. No awards other than options and restricted stock have been made under the 1999 Incentive Plan.

Non-Employee Directors Stock Plan

      The Non-Employee Directors Stock Plan provides for grants of deferred common stock units or stock options to non-employee directors of KB Home. The terms of stock units and options granted under the Non-Employee Directors Stock Plan are described in our Proxy Statement for our 2004 Annual Meeting of Stockholders, which is incorporated herein, at pages 8 and 9. We purchase shares of common stock on the open market to satisfy the payment of stock awards under the Non-Employee Directors Stock Plan. As of November 30, 2003, 358,514 shares remained available for grant under the Non-Employee Directors Stock Plan.

PART IV

Item 15.	FINANCIAL STATEMENTS, EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Financial Statements

           Reference is made to the index set forth on page F-1 of this Annual Report on Form 10-K.

    Exhibits

Exhibit
No.	Description

3.1	Amended Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
3.2	Amendment to Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
3.3	Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
3.4	Certificate of Designation of Series B Mandatory Conversion Premium Dividend Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
3.5	Amended Certificate of Designation of Series B Mandatory Conversion Premium Dividend Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
3.6	Amended Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 001-09195 on Form 8-A12B, is incorporated by reference herein.
3.7	Certificate of Ownership and Merger effective January 17, 2001 merging KB Home, Inc. into Kaufman and Broad Home Corporation, through which the name of the Company was changed to KB Home, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
3.8	By-Laws, as amended and restated on January 17, 2001, to reflect the change in the Company’s name, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
4.1	Amended Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
4.2	Amendment to Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
4.3	Indenture relating to 7 3/4% Senior Notes due 2004 between the Company and SunTrust Bank, Atlanta, dated October 14, 1997, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 14, 1997, is incorporated by reference herein.
4.4	Specimen of 7 3/4% Senior Notes due 2004, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 14, 1997, is incorporated by reference herein.
4.5	Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated February 4, 1999, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 4, 1999, is incorporated by reference herein.
4.6	By-Laws, as amended and restated on January 17, 2001, to reflect the change in the Company’s name, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
4.7	Indenture relating to 9 1/2% Senior Subordinated Notes due 2011, 8 5/8% Senior Subordinated Notes due 2008, and 7 3/4% Senior Subordinated Notes due 2010 between the Company and Sun Trust Bank, Atlanta, dated November 19, 1996 filed as an exhibit to the Company’s Current Report on Form 8-K dated November 19, 1996, is incorporated by reference herein.
4.8	Specimen of 9 1/2% Senior Subordinated Notes due 2011, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2001, is incorporated by reference herein.

Exhibit
No.	Description

4.9	Form of officer’s certificate establishing the terms of the 9 1/2% Senior Subordinated Notes due 2011, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2001, is incorporated by reference herein.
4.10	Specimen of 8 5/8% Senior Subordinated Notes due 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2001, is incorporated by reference herein.
4.11	Form of officer’s certificate establishing the terms of the 8 5/8% Senior Subordinated Notes due 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2001, is incorporated by reference herein.
4.12	Specimen of 7 3/4% Senior Subordinated Notes due 2010, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 27, 2003, is incorporated by reference herein.
4.13	Form of officer’s certificate establishing the terms of the 7 3/4% Senior Subordinated Notes due 2010, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 27, 2003, is incorporated by reference herein.
10.1	KB Home 1986 Stock Option Plan, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10.2	KB Home 1988 Employee Stock Plan, filed as an exhibit to the definitive Joint Proxy Statement for the Company’s 1989 Special Meeting of Shareholders, is incorporated by reference herein.
10.3	Consent Order, Federal Trade Commission Docket No. C-2954, dated February 12, 1979, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10.4	SunAmerica Inc. Executive Deferred Compensation Plan, approved September 25, 1985, filed as an exhibit to SunAmerica Inc.’s 1985 Annual Report on Form 10-K, is incorporated by reference herein.
10.5	Directors’ Deferred Compensation Plan established effective July 27, 1989, filed as an exhibit to the Company’s 1989 Annual Report on Form 10-K, is incorporated by reference herein.
10.6	Settlement with Federal Trade Commission of June 27, 1991, filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 28, 1991, is incorporated by reference herein.
10.7	Amendments to the KB Home 1988 Employee Stock Plan dated January 27, 1994, filed as an exhibit to the Company’s 1994 Annual Report on Form 10-K, are incorporated by reference herein.
10.8	KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10.9	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10.10	KB Home Unit Performance Program, filed as an exhibit to the Company’s 1996 Annual Report on Form 10-K, is incorporated by reference herein.
10.11	Kaufman and Broad France Incentive Plan, filed as an exhibit to the Company’s 1997 Annual Report on Form 10-K, is incorporated by reference herein.
10.12	KB Home 1998 Stock Incentive Plan, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.13	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.14	Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10.15	Amended and Restated Employment Agreement of Bruce Karatz, dated July 11, 2001, filed as an exhibit to the KB Home’s Form 10-Q for the quarter ended August 31, 2001, is incorporated by reference herein.
10.16	KB Home Nonqualified Deferred Compensation Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.17	KB Home 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.

Exhibit
No.	Description

10.18	KB Home Change in Control Severance Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.19	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.20	KB Home Retirement Plan, filed as an exhibit to the Company’s 2002 Annual Report on Form 10-K, is incorporated by reference herein.
10.21	KB Home 1999 Incentive Plan, as amended July 11, 2002, filed as an exhibit to the Company’s 2002 Annual Report on Form 10-K, is incorporated by reference herein.
10.22	KB Home Non-Employee Directors Stock Plan, as amended and restated as of July 10, 2003.
10.23	Revolving Loan Agreement, dated as of October 24, 2003, among the Company, the banks party thereto, Bank of America, N.A. as Administrative Agent and Bank One, N.A. as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager.
13	Pages 45 through 84 and page 88 of KB Home’s 2003 Annual Report to Stockholders.
21	Subsidiaries of the Registrant.
23	Consent of Independent Auditors.
31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

     Reports on Form 8-K

On September 4, 2003, we filed a Current Report on Form 8-K (Item 9 and Item 12), which included our press release dated September 3, 2003, announcing our preliminary net new home orders for the quarter ended August 31, 2003.

On September 17, 2003, we filed a Current Report on Form 8-K (Item 9 and Item 12), which included our press release dated September 16, 2003, announcing our results of operations for the three months and nine months ended August 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KB Home

By:	/s/ DOMENICO CECERE

Domenico Cecere
Senior Vice President and Chief Financial Officer

Dated: February 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRUCE KARATZ Bruce Karatz	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2004

/s/ DOMENICO CECERE Domenico Cecere	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2004

/s/ RONALD W. BURKLE Ronald W. Burkle	Director	February 26, 2004

/s/ DR. RAY R. IRANI Dr. Ray R. Irani	Director	February 26, 2004

/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 26, 2004

/s/ JAMES A. JOHNSON James A. Johnson	Director	February 26, 2004

/s/ J. TERRENCE LANNI J. Terrence Lanni	Director	February 26, 2004

/s/ MICHAEL G. MCCAFFERY Michael G. McCaffery	Director	February 26, 2004

/s/ DR. BARRY MUNITZ Dr. Barry Munitz	Director	February 26, 2004

/s/ LUIS G. NOGALES Luis G. Nogales	Director	February 26, 2004

KB HOME AND CONSOLIDATED SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

      The consolidated financial statements, together with the report thereon of Ernst & Young LLP, dated December 17, 2003, all appearing on pages 60 through 84 of KB Home’s 2003 Annual Report to Stockholders, are incorporated in this Annual Report on Form 10-K between page F-1 and the List of Exhibits Filed. With the exception of the aforementioned information and the information incorporated in Items 5, 6 and 7, KB Home’s 2003 Annual Report to Stockholders is not to be deemed filed as part of this Annual Report on Form 10-K.

      Separate combined financial statements of KB Home’s unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

Page No. in
Annual Report
to Stockholders

KB Home
Consolidated Statements of Income for the years ended November 30, 2003, 2002 and 2001	60
Consolidated Balance Sheets as of November 30, 2003 and 2002	61
Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2003, 2002 and 2001	62
Consolidated Statements of Cash Flows for the years ended November 30, 2003, 2002 and 2001	63
Notes to Consolidated Financial Statements	64 through 83
Report of Independent Auditors	84
Report on Financial Statements	84

      The following pages represent pages 45 through 84 and page 88 of KB Home’s 2003 Annual Report to Stockholders, and include the Five Year Summary, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and related notes thereto, the Report of Independent Auditors, Report on Financial Statements, Stockholder Information and Common Stock Prices. These pages were filed with the Securities and Exchange Commission as Exhibit 13 hereto.

F-1

Selected Financial Information

YEARS ENDED NOVEMBER 30,
in thousands, except per share amounts	2003	2002	2001	2000	1999

Construction:
Revenues	$5,775,429	$4,938,894	$4,501,715	$3,870,488	$3,772,121
Operating income	562,899	452,917	352,316	288,609	259,107
Total assets	3,982,746	3,391,434	2,983,522	2,361,768	2,214,076
Mortgages and notes payable	1,253,932	1,167,053	1,088,615	987,980	813,424

Mortgage banking:
Revenues	$75,125	$91,922	$72,469	$60,370	$64,174
Operating income	35,777	57,506	33,771	23,832	17,464
Total assets	253,113	634,106	709,344	467,153	450,159
Notes payable	132,225	507,574	595,035	385,294	377,666
Collateralized mortgage obligations	6,848	14,079	22,359	29,928	36,219

Consolidated:
Revenues	$5,850,554	$5,030,816	$4,574,184	$3,930,858	$3,836,295
Operating income	598,676	510,423	386,087	312,441	276,571
Net income	370,764	314,350	214,217	209,960	147,469
Total assets	4,235,859	4,025,540	3,692,866	2,828,921	2,664,235
Mortgages and notes payable	1,386,157	1,674,627	1,683,650	1,373,274	1,191,090
Collateralized mortgage obligations	6,848	14,079	22,359	29,928	36,219
Mandatorily redeemable preferred securities (Feline Prides)				189,750	189,750
Stockholders’ equity	1,592,851	1,274,351	1,092,481	654,759	676,583

Basic earnings per share	$9.41	$7.57	$5.72	$5.39	$3.16
Diluted earnings per share	8.80	7.15	5.50	5.24	3.08
Cash dividends per common share	.30	.30	.30	.30	.30

Selected Operating Information

							Unconsolidated
	West Coast	Southwest	Central	Southeast	France	Total	Joint Ventures

Unit deliveries
2003
First	1,161	1,375	1,600	341	786	5,263	47
Second	1,263	1,579	1,624	954	924	6,344	38
Third	1,339	1,731	1,851	1,017	912	6,850	59
Fourth	1,786	2,010	2,584	1,192	1,302	8,874	87

Total	5,549	6,695	7,659	3,504	3,924	27,331	231

2002
First	863	1,246	2,066	116	734	5,025	93
Second	1,152	1,412	2,413	152	876	6,005	104
Third	1,469	1,574	2,381	130	936	6,490	97
Fourth	1,860	1,805	2,745	281	1,241	7,932	62

Total	5,344	6,037	9,605	679	3,787	25,452	356

Net orders
2003
First	1,355	1,954	1,953	424	863	6,549	63
Second	1,898	2,015	2,023	1,346	1,115	8,397	195
Third	1,410	1,912	1,913	1,130	954	7,319	136
Fourth	1,147	1,882	1,470	944	1,186	6,629	76

Total	5,810	7,763	7,359	3,844	4,118	28,894	470

2002
First	1,697	1,512	2,301	117	814	6,441	35
Second	1,892	1,522	2,467	196	1,117	7,194	77
Third	1,386	1,680	2,236	202	815	6,319	54
Fourth	1,106	1,567	1,665	299	1,194	5,831	22

Total	6,081	6,281	8,669	814	3,940	25,785	188

Ending backlog–units
2003
First	2,574	3,374	4,012	1,107	2,242	13,309	61
Second	3,209	3,810	4,411	2,240	2,433	16,103	218
Third	3,280	3,991	4,473	2,353	2,475	16,572	295
Fourth	2,641	3,863	3,571	2,105	2,495	14,675	521

2002
First	2,477	2,817	4,830	327	2,092	12,543	155
Second	3,217	2,927	4,884	371	2,333	13,732	128
Third	3,134	3,033	4,739	443	2,212	13,561	85
Fourth	2,380	2,795	3,659	1,024	2,165	12,023	45

Ending backlog–value, in thousands
2003
First	$873,999	$571,920	$600,933	$185,365	$397,871	$2,630,088	$8,174
Second	1,117,856	685,870	659,443	364,279	571,755	3,399,203	38,150
Third	1,142,247	729,195	643,354	389,373	497,475	3,401,644	47,726
Fourth	941,825	710,725	554,336	347,040	513,970	3,067,896	90,716

2002
First	$767,836	$479,822	$689,910	$56,571	$293,776	$2,287,915	$23,080
Second	977,628	512,544	720,447	61,586	365,147	2,637,352	15,732
Third	989,927	512,872	700,280	71,766	366,733	2,641,578	8,447
Fourth	789,719	475,208	539,428	168,561	373,750	2,346,666	9,000

Management’s Discussion and Analysis of Financial Condition and Results of Operations

R E S U L T S  O F  O P E R A T I O N S

Overview Revenues are primarily generated from the Company’s (i) homebuilding operations in the United States and France and (ii) its domestic mortgage banking operations.

     Domestically, the Company’s construction revenues are generated from operating divisions in the following four regional groups: “West Coast” – California; “Southwest” – Arizona, Nevada and New Mexico; “Central” – Colorado, Illinois and Texas; and “Southeast” – Florida, Georgia and North Carolina. In 2002 and 2001, the Company grouped its domestic operating divisions into three regions: West Coast, Southwest and Central; the Company added the “Southeast” regional group in 2003 in view of its expansion in that area of the country. All year-over-year comparisons have been accomplished by restating applicable prior years’ results in a manner consistent with the new regional groupings. Internationally, the Company operates in France through a majority-owned subsidiary, Kaufman & Broad S.A. (“KBSA”).

     The Company has expanded and geographically diversified its operations in recent years by executing a strategy that includes both organic growth and acquisitions. On March 6, 2003, the Company acquired Atlanta, Georgia-based Colony Homes (“Colony”), marking its entry into the Atlanta, Georgia and Charlotte and Raleigh, North Carolina markets and strengthening its foothold in the southeastern United States. On September 4, 2003, the Company also acquired substantially all of the homebuilding assets of Chicago, Illinois-based Zale Homes (“Zale”). The Zale acquisition marked the Company’s entry into the greater Chicago market, the fifth largest single-family homebuilding market in the United States. On September 30, 2002, the Company acquired Orlando, Florida-based American Heritage Homes (“American Heritage”), expanding the Company’s presence to Orlando, Florida and supplementing the start-up business it had established in the Tampa market earlier in the year. The Company expanded into the Florida market in July of 2001 with the acquisition of Trademark Home Builders, Inc. (“Trademark”), a builder of single-family homes in Jacksonville, Florida.

     The Company achieved substantial growth in unit deliveries, revenues and diluted earnings per share in 2003. During the year ended November 30, 2003, the Company’s unit deliveries rose 7.4% to 27,331, increasing from 25,452 unit deliveries posted in 2002. Total Company revenues reached $5.85 billion in 2003, up 16.3% from $5.03 billion in 2002, which had increased 10.0% from $4.57 billion in 2001. The Company’s double-digit revenue growth in 2003 and 2002 was primarily driven by an increase in housing revenues stemming from increased unit delivery volume and a higher average selling price. Included in total Company revenues were mortgage banking revenues of $75.1 million in 2003, $91.9 million in 2002 and $72.5 million in 2001.

     Net income for the year ended November 30, 2003 increased 17.9% to $370.8 million, or $8.80 per diluted share, from $314.4 million, or $7.15 per diluted share, for the year ended November 30, 2002. Net income growth in 2003 was driven by the combined effects of higher unit delivery volume, expanded housing gross margins and lower interest expense, partially offset by lower income from mortgage banking operations. Diluted earnings per share for 2003 was favorably impacted by a 4.2% year-over-year decrease in the average number of diluted shares outstanding resulting from the Company’s share repurchase activity.

     Net income of $314.4 million in 2002 was higher than the $214.2 million, or $5.50 per diluted share, recorded in 2001. Net income in 2002 rose on higher unit delivery volume, expanded gross margins and increased net income from mortgage banking operations. Diluted earnings per share for 2002 was negatively impacted by a 12.9% year-over-year increase in the average number of diluted shares outstanding. The higher share count resulted from the conversion of the Company’s Feline Prides securities to common stock in August 2001, which more than offset share repurchases made by the Company during 2002.

C O N S T R U C T I O N

Revenues Construction revenues totaled $5.78 billion in 2003, increasing 16.9% from $4.94 billion in 2002, which had increased from $4.50 billion in 2001. The increases in both 2003 and 2002 resulted primarily from higher housing revenues driven by increased unit delivery volume and a higher average selling price.

     The following table presents information concerning the Company’s housing revenues and unit deliveries by geographic region:

YEARS ENDED NOVEMBER 30,	Housing	% of total	Unit	% of total unit
in thousands, except unit amounts	revenues	housing revenues	deliveries	deliveries

2003
West Coast	$1,963,563	34.8%	5,549	20.3%
Southwest	1,192,380	21.1	6,695	24.5
Central	1,144,248	20.3	7,659	28.0
Southeast	547,471	9.7	3,504	12.8

Total United States	4,847,662	85.9	23,407	85.6
France	795,108	14.1	3,924	14.4

Total	$5,642,770	100.0%	27,331	100.0%

2002
West Coast	$1,700,770	35.0%	5,344	21.0%
Southwest	1,022,666	21.1	6,037	23.7
Central	1,411,944	29.1	9,605	37.7
Southeast	110,839	2.3	679	2.7

Total United States	4,246,219	87.5	21,665	85.1
France	609,635	12.5	3,787	14.9

Total	$4,855,854	100.0%	25,452	100.0%

2001
West Coast	$1,570,964	36.0%	5,550	22.6%
Southwest	983,141	22.5	6,238	25.4
Central	1,289,523	29.5	9,181	37.4
Southeast	28,537	.7	187	.8

Total United States	3,872,165	88.7	21,156	86.2
France	494,836	11.3	3,382	13.8

Total	$4,367,001	100.0%	24,538	100.0%

     Housing revenues totaled $5.64 billion in 2003, $4.86 billion in 2002 and $4.37 billion in 2001. In 2003, housing revenues rose 16.2% over the previous year due to a 7.4% increase in unit volume and an 8.2% increase in the average selling price. In 2002, housing revenues rose 11.2% above 2001 results due to a 3.7% increase in unit volume and a 7.2% increase in the average selling price.

     Housing revenues from operations in the Company’s West Coast region rose 15.5% to $1.96 billion in 2003, from $1.70 billion in 2002, due primarily to an 11.2% increase in the average selling price and a 3.8% increase in unit delivery volume during the year. West Coast region operations generated 34.8% of the Company’s housing revenues in 2003, virtually flat when compared to 35.0% in 2002 and 36.0% in 2001, while contributing 20.3% of the Company’s deliveries in 2003, 21.0% in 2002 and 22.6% in 2001. In the Company’s Southwest region, housing revenues rose 16.6% to $1.19 billion in 2003 from $1.02 billion in 2002 due to a 10.9% increase in unit deliveries and a 5.1% increase in the average selling price. Southwest region housing revenues accounted for 21.1% of total housing revenues in both 2003 and 2002, down from 22.5% in 2001. The Company’s Central region operations generated housing revenues of $1.14 billion in 2003, down 19.0% from $1.41 billion in 2002, reflecting a year-over-year decrease of 20.3% in unit deliveries partly offset by a 1.6% increase in the average selling price. Central region housing revenues accounted for 20.3% of total housing revenues in 2003, compared to 29.1% in 2002 and 29.5% in 2001. Housing revenues from the Southeast region rose 393.9% to $547.5 million in 2003, from $110.8 million in 2002, due to an increase of 416.1% in unit delivery volume, partially offset by a 4.3% decline in the average selling price. Southeast region operations produced 9.7% of the Company’s housing revenues in 2003, compared to 2.3% in 2002 and .7% in 2001. The increased proportion of revenues generated by the Company’s Southeast region operations resulted from the Company’s recent expansion in the south-

eastern United States, including its acquisition of Colony, a single-family homebuilder in Atlanta, Georgia and Charlotte and Raleigh, North Carolina, in 2003 and its acquisition of American Heritage, with operations in Orlando and Tampa, Florida, in 2002.

     In France, housing revenues of $795.1 million in 2003 rose 30.4% from $609.6 million in 2002, reflecting a 3.6% increase in unit delivery volume and a 25.8% increase in the average selling price primarily related to the strength in the euro. French housing revenues accounted for 14.1% of the Company’s total housing revenues in 2003, compared to 12.5% in 2002 and 11.3% in 2001.

     In 2002, West Coast region housing revenues increased 8.3%, from $1.57 billion in 2001, due primarily to a 12.4% increase in the average selling price, partially offset by a 3.7% decrease in unit deliveries during the year. Housing revenues in the Southwest region rose 4.0% in 2002, from $983.1 million in 2001, due to a 7.5% increase in the average selling price, which more than offset a 3.2% decrease in unit deliveries. In the Central region, housing revenues in 2002 rose 9.5% from $1.29 billion in 2001, the result of a 4.6% increase in both unit delivery volume and average selling price. The Southeast region housing revenues in 2002 increased by $82.3 million from $28.5 million in 2001, reflecting two months of results from the American Heritage acquisition, which expanded the Company’s operations into the Orlando market and supplemented its Tampa start-up business, established in 2001. The increase in Southeast region housing revenues in 2002 resulted from a 263.1% increase in unit deliveries and a 6.9% increase in the average selling price.

     In France, housing revenues rose 23.2% in 2002 from $494.8 million in 2001, reflecting a 12.0% increase in unit volume and a 10.0% increase in the average selling price.

     Company-wide housing deliveries increased 7.4% to 27,331 units in 2003 from 25,452 units in 2002, reflecting growth in United States and French deliveries of 8.0% and 3.6%, respectively. The increase in the Company’s domestic unit deliveries reflected year-over-year increases of 3.8%, 10.9% and 416.1% in unit deliveries from its West Coast, Southwest and Southeast regions, respectively, partially offset by a decrease of 20.3% in unit deliveries from the Central region. West Coast region deliveries increased to 5,549 units in 2003 from 5,344 units in 2002, while the number of active communities operated in the region remained nearly flat with 2002. Southwest region operations delivered 6,695 units in 2003, up from 6,037 units in 2002, reflecting an increase of approximately 18% in the average number of active communities in this region compared to 2002. In the Central region, deliveries decreased to 7,659 units in 2003 from 9,605 units in 2002, despite an increase of approximately 7% in the average number of active communities in the region. Southeast region deliveries increased to 3,504 units in 2003 from 679 units in 2002, primarily due to the Company’s expansion activity in the region, including the 2003 acquisition of Colony and the 2002 acquisition of American Heritage. French deliveries increased to 3,924 units in 2003 from 3,787 units in 2002, with the average number of active communities remaining constant from year to year.

     In 2002, Company-wide housing deliveries increased 3.7% to 25,452 units from 24,538 units delivered in 2001. The growth in domestic deliveries reflected a 4.6% increase in the Central region and a 263.1% increase in the Southeast region, partially offset by decreases of 3.7% and 3.2% in the West Coast and Southwest regions, respectively. West Coast region deliveries decreased to 5,344 units in 2002 from 5,550 units in 2001, as the Company operated from approximately 22% fewer active communities in the region during 2002. Southwest operations delivered 6,037 units in 2002, down from 6,238 units in 2001, reflecting a decrease of approximately 10% in the average number of active communities operated in the region. Deliveries from Central region operations increased to 9,605 units in 2002 from 9,181 units in 2001, as the average number of active communities in the Central region rose approximately 5% from the prior year. Deliveries from the Southeast region increased to 679 units in 2002 from 187 units in 2001 due to the Company’s expansion into Florida through a start-up business established in 2002 and acquisitions completed in 2002 and 2001. French deliveries increased 12.0% to 3,787 units in 2002 from 3,382 units in 2001, with the average number of active communities increasing approximately 16% from year to year.

     The Company-wide average new home price rose 8.2% in 2003, to $206,500 from $190,800 in 2002, reflecting generally favorable market conditions with increases in the average selling price in the Company’s West Coast, Southwest, Central and France regions, partly offset by a decrease in the Southeast region. The 2002 average new home price had advanced 7.2% from $178,000 in 2001, due to increases in the average selling price in each domestic region and in France.

     In the West Coast region, the average selling price rose 11.2% in 2003 to $353,900 from $318,300 in 2002, which had increased 12.4% from $283,100 in 2001. The average selling price in the Southwest region increased 5.1% to $178,100 in 2003, compared with $169,400 in 2002, which had increased 7.5% from $157,600 in 2001. The Central region average selling price rose 1.6% to $149,400 in 2003 compared with $147,000 in 2002, which had increased 4.6% from $140,500 in 2001. The Southeast region average selling price declined 4.3% in 2003 to $156,200 from $163,200 in 2002, which had increased 6.9% from $152,600 in 2001. The higher average selling price in most of the Company’s domestic regions in 2003 and 2002 resulted from a combination of factors: generally higher prices throughout the West Coast region; selected increases in sales prices in certain markets and communities in the Southwest and Central regions, partially offset by the softening of general market conditions in certain submarkets in the regions; and increases in lot premiums and options sold through the KB Home design studios in each of the Company’s domestic regions. In contrast, the decline in the Southeast region’s average selling price resulted from a change in product mix, as the Company expanded into additional markets in the region, as well as the relatively small number of deliveries and communities in 2002.

     The Company’s average selling price in France increased 25.8% to $202,600 in 2003 from $161,000 in 2002, which had increased 10.0% from $146,300 in 2001. The increases in 2003 and 2002 resulted primarily from favorable foreign exchange rates.

     Revenues from the development of commercial buildings, all located in metropolitan Paris, totaled $107.0 million in 2003, up from $43.8 million in 2002, which had decreased from $69.9 million in 2001. The increase in French commercial revenues in 2003 versus 2002 reflected the expansion of the Company’s commercial activity as market conditions for this type of development improved. In 2002, the Company’s French commercial revenues decreased from 2001 due to the completion of certain projects and a lack of new commercial construction contracts in 2002.

     Land sale revenues totaled $25.6 million in 2003, $39.2 million in 2002 and $64.8 million in 2001. Generally, land sale revenues fluctuate with management’s decisions to maintain or decrease the Company’s land ownership position in certain markets based upon the volume of its holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets served by the Company and prevailing market conditions.

Operating income Operating income increased to $562.9 million in 2003, up 24.3% from $452.9 million in 2002. As a percentage of construction revenues, operating income rose to 9.7% in 2003 from 9.2% in 2002, reflecting an improved housing gross margin, partially offset by a higher selling, general and administrative expense ratio. Housing gross profits in 2003 increased 22.8%, or $236.4 million, to $1.27 billion from $1.04 billion in 2002. As a percentage of related revenues, the housing gross profit margin was 22.5% in 2003, up from 21.3% in the prior year, primarily due to a higher average selling price. Commercial activities in France generated profits of $22.5 million in 2003, compared to $10.3 million in 2002. Company-wide land sales generated profits of $2.4 million in 2003 and $3.2 million in 2002.

     Selling, general and administrative expenses totaled $733.5 million in 2003 compared with $595.7 million in 2002. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses increased by .7 percentage points to 13.0% in 2003 from 12.3% in 2002. The increase in selling, general and administrative expenses in 2003 resulted from additional up-front expenditures related to new community openings and the initial investments required to expand the Company’s market presence and build brand awareness in the Southeast region. Selling, general and administrative expenses as a percentage of housing revenues are expected to improve in 2004, once the Company’s Southeast businesses are more fully integrated and deliver additional revenues, and Central region costs are resized to align with the region’s lower unit delivery volume.

     Operating income increased 28.6% to $452.9 million in 2002 from $352.3 million in 2001. As a percentage of revenues, operating income rose to 9.2% in 2002 from 7.8% in 2001. Housing gross profits in 2002 increased 18.1%, or $158.7 million, to $1.04 billion from $876.4 million in 2001. As a percentage of related revenues, the housing gross profit margin was 21.3% in 2002, up from 20.1% in 2001, primarily due to a higher average selling price. Commercial activities in France generated profits of $10.3 million in 2002, compared to $10.6 million in 2001. Company-wide land sales generated profits of $3.2 million in 2002 and $1.7 million in 2001.

     Selling, general and administrative expenses increased to $595.7 million in 2002 from $536.5 million in 2001. As a percentage of housing revenues, selling, general and administrative expenses in 2002 remained unchanged from 2001 at 12.3%.

Interest income and expense Interest income, which is generated from short-term investments and mortgages receivable, amounted to $3.0 million in 2003, $4.2 million in 2002 and $3.6 million in 2001. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.

     Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. In 2003, interest expense, net of amounts capitalized, decreased by $8.9 million to $23.8 million from $32.7 million in 2002. Gross interest incurred in 2003 was $17.7 million higher than that incurred in 2002, mainly due to higher debt levels in 2003. Gross interest incurred in 2003 also included a pretax charge in the first quarter of $4.3 million associated with the early extinguishment of the Company’s 9 5/8% senior subordinated notes, which were due in 2006. The percentage of interest capitalized in 2003 and 2002 was 80.0% and 67.6%, respectively. The increase in the percentage of interest capitalized in 2003 primarily resulted from a higher proportion of land under development in 2003 compared to 2002.

     In 2002, interest expense, net of amounts capitalized, decreased to $32.7 million from $41.1 million in 2001. Gross interest incurred in 2002 was $1.9 million lower than that incurred in 2001, reflecting lower interest rates in 2002. The percentage of interest capitalized in 2002 increased from the 60.1% capitalized in 2001 due to a higher proportion of land under development compared to 2001.

Minority interests Operating income was reduced by minority interests of $26.9 million in 2003, $17.0 million in 2002 and $27.9 million in 2001. Minority interests for 2003 and 2002 were comprised solely of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. Minority interests related to consolidated subsidiaries and joint ventures in 2002 were essentially flat compared with 2001. In 2001, minority interests also included distributions of $11.4 million associated with the Company’s Feline Prides securities. Since the Feline Prides mandatorily converted into common stock of the Company on August 16 , 2001, distributions on these securities terminated on that date.

Equity in pretax income of unconsolidated joint ventures The Company’s unconsolidated joint venture activities were located in California, Florida, Nevada, New Mexico and France in 2003 and 2002; and Nevada, New Mexico and France in 2001. These unconsolidated joint ventures posted combined revenues of $47.5 million in 2003, $65.9 million in 2002 and $82.1 million in 2001. Revenues from unconsolidated joint ventures in 2003 were lower than in 2002 and 2001 due to a decrease in joint venture unit deliveries in 2003. All unconsolidated joint venture revenues in 2003, 2002 and 2001 were generated from residential properties. Unconsolidated joint ventures generated combined pretax income of $6.9 million in 2003, $9.7 million in 2002 and $6.5 million in 2001. The Company’s share of pretax income from unconsolidated joint ventures totaled $2.5 million in 2003, $4.4 million in 2002 and $3.9 million in 2001.

MORTGAGE BANKING

Interest income and expense The Company’s mortgage banking operations provide financing principally to purchasers of homes sold by the Company’s domestic housing operations through the origination of residential mortgages. Interest income is earned primarily from first mortgages and mortgage-backed securities held for long-term investment as collateral, while interest expense results from notes payable and the collateralized mortgage obligations. Interest income decreased to $14.2 million in 2003 from $22.6 million in 2002, which had increased from $21.9 million in 2001. Interest expense decreased to $6.4 million in 2003 from $11.5 million in 2002, which had decreased from $18.4 million in 2001. Interest income decreased in 2003 primarily due to a lower average balance of first mortgages held under commitments of sale and other receivables outstanding as well as lower interest rates compared to 2002. In 2002, interest income increased from the previous year primarily due to a higher average balance of first mortgages held under commitments of sale and other receivables outstanding compared to the previous year.

     Interest expense decreased in both 2003 and 2002 due to lower average balances of notes payable outstanding and lower interest rates compared to the previous years. Combined interest income and expense resulted in net interest income of $7.8 million in 2003, $11.1 million in 2002 and $3.5 million in 2001. These differences reflect variations in mortgage production mix; movements in short-term versus long-term interest rates; and the amount, timing and rates of return on interim reinvestments of monthly principal amortization and prepayments.

Other mortgage banking revenues The following table presents mortgage loan origination and sales data, including loans brokered to wholesale mortgage bankers, for the Company’s mortgage banking operations:

YEARS ENDED NOVEMBER 30,
in thousands	2003	2002	2001

Total originations:
Loans	20,713	23,618	20,605
Principal	$3,443,326	$3,705,667	$3,063,816
Retention rate	73%	89%	83%
Loans sold to third parties:
Loans	22,607	24,042	18,889
Principal	$3,786,086	$3,776,674	$2,804,024

     Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent, mortgage loan origination fees and mortgage servicing income, totaled $60.9 million in 2003, $69.3 million in 2002 and $50.5 million in 2001. The decrease in 2003 was mainly due to lower retention (the percentage of the Company’s domestic homebuyers using its mortgage banking subsidiary as a loan originator) as well as the adoption of Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”), in the first quarter of 2003. The mortgage banking subsidiary’s retention decreased to 73% in 2003 from 89% in 2002 partly due to the regulatory approval process required to establish mortgage banking operations to assist homebuyers in the Company’s recently expanded Southeast region. Other factors impacting retention were increased competition in the mortgage banking marketplace and consumer demand for more diverse loan products such as interest only payment loans. In 2002, the increase in other mortgage banking revenues from 2001 reflected higher gains on the sales of mortgages and servicing rights primarily due to a higher volume of mortgage originations associated with both increases in underlying housing unit delivery volume and higher retention.

General and administrative expenses General and administrative expenses associated with mortgage banking operations increased to $32.9 million in 2003 from $22.9 million in 2002 and $20.3 million in 2001. The increases in general and administrative expenses in 2003 and 2002 resulted from higher staff levels needed to support the Company’s increasing backlog and the expansion of the Company’s operations into new markets.

INCOME TAXES

The Company recorded income tax expense of $182.7 million in 2003, $154.9 million in 2002 and $110.3 million in 2001. These amounts represented effective income tax rates of approximately 33.0% in 2003 and 2002 and 34.0% in 2001. Pretax income for financial reporting purposes and taxable income for income tax purposes historically have differed primarily due to the impact of state income taxes, treatment of foreign-related income, intercompany dividends and investments in tax credit partnerships.

LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. Operating, investing and financing activities used net cash of $191.9 million in 2003; in 2002, these activities provided cash of $48.7 million.

     Operating activities provided $462.1 million of cash in 2003 and $357.0 million in 2002. The Company’s sources of operating cash in 2003 included earnings of $370.8 million, a decrease in receivables of $340.4 million, an increase in accounts payable, accrued expenses and other liabilities of $122.0 million, various noncash items deducted from net income, and other operating sources of $33.7 million. Partially offsetting these sources were investments in inventories of $464.5 million (excluding the effect of the Colony and Zale acquisitions, $43.7 million of inventories acquired through seller financing and $27.4 million of inventory of consolidated variable interest entities).

     In 2002, the Company’s sources of operating cash included earnings of $314.4 million, an increase in accounts payable, accrued expenses and other liabilities of $149.5 million, a decrease in receivables of $114.0 million, and various noncash items deducted from net income. The cash provided was partially offset by investments in inventories of $186.6 million (excluding the effect of the American Heritage acquisition and $32.6 million of inventories acquired through seller financing) and other operating uses of $6.7 million.

     Investing activities used $114.7 million of cash in 2003 and $52.8 million in 2002. In 2003, $105.6 million, net of cash acquired, was used for the acquisitions of Colony and Zale, $13.1 million was used for net purchases of property and equipment, and $9.3 million was used for investments in unconsolidated joint ventures. The cash used was partially offset by proceeds of $7.8 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral and net sales of $5.5 million of mortgages held for long term investment.

     In 2002, $31.2 million was used for net purchases of property and equipment, $27.5 million, net of cash acquired, was used for the acquisition of American Heritage and $4.0 million was used for investments in unconsolidated joint ventures. Partially offsetting these uses were proceeds of $8.7 million received on mortgage-backed securities and net sales of $1.2 million of mortgages held for long-term investment.

     Financing activities in 2003 used $539.3 million of cash compared to $255.5 million used in 2002. In 2003, cash was used for net payments on borrowings of $603.1 million, redemption of the Company’s 9 5/8% senior subordinated notes of $129.0 million, repurchases of common stock of $108.3 million, payments to minority interests of $12.0 million, cash dividend payments of $11.8 million and payments on collateralized mortgage obligations of $7.2 million. Partially offsetting these uses were $295.3 million in proceeds from the sale of 7¾% senior subordinated notes and $36.8 million from the issuance of common stock under employee stock plans. Pursuant to its current universal shelf registration, on January 27, 2003, the Company issued $250.0 million of 7¾% senior subordinated notes at 98.444% of the principal amount of the notes and on February 7, 2003, the Company issued an additional $50.0 million of notes in the same series (collectively, the “$300.0 Million Senior Subordinated Notes”). The $300.0 Million Senior Subordinated Notes, which are due February 1, 2010, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The Company used $129.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding $125.0 million 9 5/8% senior subordinated notes, which were due in 2006. The remaining net proceeds were used for general corporate purposes.

     In 2002, financing activities used $262.5 million for net payments on borrowings, $175.0 million for the redemption of the Company’s 9 3/8% senior subordinated notes, $190.8 million for repurchases of common stock, $12.4 million for cash dividend payments, $8.3 million for payments on collateralized mortgage obligations and $6.4 million for payments to minority interests. Partially offsetting these uses were $198.4 million in proceeds from the sale of 8 5/8% senior subordinated notes, $144.3 million in proceeds from KBSA’s sale of 8¾% French senior notes and $57.2 million from the issuance of common stock under employee stock plans. On December 14, 2001, pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission (“SEC”) on December 5, 1997 (the “1997 Shelf Registration”), the Company issued $200.0 million of 8 5/8% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due December 15, 2008, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. On or prior to December 15, 2004, the Company may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of one or more public or private equity offerings at a redemption price of 108.625% of their principal amount, together with accrued and unpaid interest. The notes are not otherwise redeemable at the option of the Company. The Company used $175.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding 9 3/8% senior subordinated notes, which were due in 2003. The remaining net proceeds were used for general corporate purposes.

     On July 29, 2002, KBSA issued 150.0 million euros principal amount of 8¾% French senior notes at 100% of the principal amount of the notes. The notes, which are publicly traded and are due August 1, 2009 with interest payable semi-annually, represent unsecured obligations of KBSA and rank pari passu in right of payment with all other senior unsecured indebtedness of KBSA. The Company does not guarantee these KBSA notes. On or prior to August 1, 2005, KBSA may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of qualified equity offerings at a redemption price of 108.75% of their principal amount together with accrued and unpaid interest. The notes are not otherwise redeemable at the option of KBSA, except in the event of certain changes in tax laws. Proceeds from the issuance of the notes were used to pay down bank borrowings and other indebtedness.

     On December 5, 2003, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $1.00 per share from $.30 per share. The first quarterly cash dividend at the increased rate of $.25 per share will be paid on February 25, 2004 to shareholders of record on February 11, 2004. The Company believes the decision to increase the dividend reflects the Company’s strong balance sheet, sustainable operating earnings, free cash flow and the overall growth prospects for its business, without limiting its ability to profitably grow and reinvest in the business.

     The Company’s financial leverage, as measured by the ratio of construction debt to total capital, was 44.0% at the end of 2003, the lowest level for the Company in the past five years, compared to 47.8% at the end of 2002. Construction debt to total capital is not a financial measure in accordance with generally accepted accounting principles (“GAAP”). However, the Company believes this ratio is preferable to total debt to total capital, the most comparable GAAP measure, in order to maintain comparability with other publicly traded homebuilders for stockholders, investors and analysts. A reconciliation of the non-GAAP measure, construction debt to total capital, to the most comparable GAAP measure, total debt to total capital, follows:

	2003		2002

	Total debt	Construction	Total debt	Construction
NOVEMBER 30,	to total	debt to total	to total	debt to total
in thousands	capital	capital	capital	capital

Debt:
Construction	$1,253,932	$1,253,932	$1,167,053	$1,167,053
Mortgage banking	132,225		507,574

Total debt	$1,386,157	$1,253,932	$1,674,627	$1,167,053

Total debt	$1,386,157	$1,253,932	$1,674,627	$1,167,053
Stockholders’ equity	1,592,851	1,592,851	1,274,351	1,274,351

Total capital	$2,979,008	$2,846,783	$2,948,978	$2,441,404

Ratio	46.5%	44.0%	56.8%	47.8%

     During 2003, the Company acquired Atlanta, Georgia-based Colony, which expanded the Company’s operations into Atlanta, Georgia and Charlotte and Raleigh, North Carolina, strengthening the Company’s position in its Southeast region. The Company also acquired substantially all of the homebuilding assets of Chicago, Illinois-based Zale. The Zale acquisition marked the Company’s entry into the greater Chicago market. Total consideration, including debt assumed, associated with the two acquisitions was $174.9 million. Both acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill and assigned to the Company’s construction segment. The results of the two acquired companies were included in the Company’s consolidated financial statements as of their respective acquisition dates.

     During 2002, the Company acquired Orlando, Florida-based American Heritage for approximately $74.0 million, including the assumption of debt. The American Heritage acquisition strengthened the Company’s market position in Florida, marking its entry into the Orlando market and supplementing its Tampa start-up business. The acquisition was accounted for under the purchase method of accounting and was assigned to the Company’s construction segment. No goodwill was recorded in connection with the acquisition. The results of American Heritage were included in the Company’s consolidated financial statements as of the date of acquisition.

     In 2001, the Company acquired Trademark, a builder of single-family homes in Jacksonville, Florida. The acquisition marked the Company’s entry into Florida. In addition, KBSA completed the acquisition of Résidences Bernard Teillaud, a France-based builder of condominiums. Total consideration, including debt assumed, associated with the two acquisitions was $58.8 million. Both acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill and assigned to the Company’s construction segment. The results of the two acquired companies were included in the Company’s consolidated financial statements as of their respective acquisition dates.

     During 2003 and 2002, the Company repurchased 2.0 million and 4.0 million shares of its common stock at aggregate prices of $108.3 million and $190.8 million, respectively, under stock repurchase programs authorized by its board of directors. On July 10, 2003, the Company’s board of directors approved an increase in the Company’s previously authorized stock repurchase program to permit future repurchases of up to 2.0 million shares of the Company’s common stock. No shares were repurchased under this authorization as of November 30, 2003.

     External sources of financing for the Company’s construction activities include its domestic unsecured credit facility, other domestic and foreign bank lines, third-party secured financings, and the public debt and equity markets. Substantial unused lines of credit remain available for the Company’s future use, if required, principally through its domestic unsecured revolving credit facility. On October 24, 2003, the Company entered into a four-year, $1.00 billion unsecured revolving credit facility (the “$1 Billion Credit Facility”) with a consortium of banks, which replaced its previously existing $644.0 million revolving credit facility scheduled to expire in 2004 and its $183.0 million five-year term loan, scheduled to expire in 2005. Interest on the $1 Billion Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. At November 30, 2003, the Company had $803.2 million available for its future use under the $1 Billion Credit Facility, net of $89.7 million of outstanding letters of credit. In addition, the Company’s French subsidiaries had lines of credit with various banks which totaled $181.8 million at November 30, 2003 and have various committed expiration dates through May 2006. Under these unsecured financing agreements, $160.2 million was available to the Company’s French subsidiaries at November 30, 2003.

     Depending upon available terms and its negotiating leverage related to specific market conditions, the Company also finances certain land acquisitions with purchase-money financing from land sellers and other third parties. At November 30, 2003, the Company had outstanding seller-financed notes payable of $24.6 million secured primarily by the underlying property which had a carrying value of $84.8 million.

     The Company’s primary contractual financing obligations at November 30, 2003 were comprised of senior and senior subordinated notes, mortgages, land contracts and other loans with principal payments due as follows: 2004: $197.4 million; 2005: $1.4 million; 2006: $.2 million; 2007: $.2 million; 2008: $.2 million; and thereafter: $925.8 million.

     In addition, the Company leases certain property and equipment under noncancelable operating leases. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. The future minimum rental payments under the Company’s operating leases, which primarily consist of office leases, having initial or remaining noncancelable lease terms in excess of one year are as follows: 2004: $18.9 million; 2005: $12.8 million; 2006: $9.5 million; 2007: $8.2 million; 2008: $5.3 million; and thereafter: $15.9 million.

     The Company’s current universal shelf registration statement filed on October 15, 2001 with the SEC (as subsequently amended, the “2001 Shelf Registration”) was declared effective on January 28, 2002. The remaining capacity under the 1997 Shelf Registration was rolled into the 2001 Shelf Registration, thereby providing the Company with a total issuance capacity of $750.0 million under the 2001 Shelf Registration. The 2001 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, stock purchase contracts, stock purchase units and/or warrants to purchase such securities. The Company issued the $300.0 Million Senior Subordinated Notes in the first quarter of 2003, pursuant to its 2001 Shelf Registration. The $300.0 Million Senior Subordinated Notes are redeemable at the option of the Company at 103.875% of their principal amount beginning February 1, 2007 and thereafter at prices declining annually to 100% on and after February 1, 2009. In addition, before February 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the $300.0 Million Senior Subordinated Notes with the net proceeds of one or more public or private equity offerings at a redemption price of 107.75% of their principal amount, together with accrued and unpaid interest. As of November 30, 2003, the Company had $450.0 million of remaining capacity available under the 2001 Shelf Registration.

     On January 28, 2004, the Company issued $250.0 million of 5¾% senior notes (the “$250.0 Million Senior Notes”) at 99.474% of the principal amount of the notes in a private placement. The notes, which are due February 1, 2014, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $250.0 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $250.0 Million Senior Notes are unconditionally guaranteed jointly and severally by certain of the Company’s domestic operating subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $250.0 Million Senior Notes to repay borrowings outstanding under the $1 Billion Credit Facility. The Company has agreed to file a registration statement with the SEC relating to an offer to exchange the $250.0 Million Senior Notes for registered notes issued by the Company on substantially identical terms, except that they will be fully transferable.

     The Company uses its capital resources primarily for land purchases, land development and housing construction. The Company typically manages its investments in land by purchasing property under options and other types of conditional contracts whenever possible, and similarly controls its investment in housing inventories by strongly emphasizing the pre-sale of homes over speculative construction and carefully managing the timing of the production process. The Company’s backlog ratio (beginning backlog as a percentage of unit deliveries in the quarter) was 186.7% for the fourth quarter of 2003, increasing from 171.0% for the fourth quarter of 2002. The Company’s inventories have become significantly more geographically diverse in the last decade, primarily as a result of the Company’s extensive domestic expansion outside of the West Coast region. As of November 30, 2003, 17.3% of the lots owned or controlled by the Company were located in the West Coast region, 20.6% were in the Southwest region, 32.9% were in the Central region, 21.2% were in the Southeast region and 8.0% were in France. The Company continues to concentrate its housing operations in desirable areas within targeted growth markets, oriented toward entry-level, move-up and active adult purchasers.

     The principal sources of liquidity for the Company’s mortgage banking operations are internally generated funds from the sales of mortgages and related servicing rights. Mortgages originated by the mortgage banking operations are generally sold in the secondary market within 45 days of their funding date. The Company’s mortgage banking subsidiary obtains external sources of financing for these operations, including a $180.0 million revolving mortgage warehouse agreement (the “$180.0 Million Mortgage Warehouse Facility”) and a $400.0 million master loan and security agreement (the “$400.0 Million Master Loan and Security Agreement”). On July 1, 2003, the Company’s mortgage banking subsidiary entered into the $180.0 Million Mortgage Warehouse Facility with a bank syndicate. The agreement, which expires on June 30, 2005, provides for an annual fee based on the committed balance and provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The $180.0 Million Mortgage Warehouse Facility replaced the mortgage banking subsidiary’s $200.0 million master loan and security agreement, which expired on June 30, 2003. The Company’s mortgage banking subsidiary’s $400.0 Million Master Loan and Security Agreement was renewed on October 6, 2003. The renewed agreement, which expires on October 6, 2004, provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed.

     The amounts outstanding under the $180.0 Million Mortgage Warehouse Facility and the $400.0 Million Master Loan and Security Agreement are secured by separate borrowing bases, which include certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under either facility. Each facility includes financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income. At November 30, 2003 the Company’s mortgage banking subsidiary had $133.1 million available under its $180.0 Million Mortgage Warehouse Facility and $314.7 million available under its $400.0 Million Master Loan and Security Agreement. The Company believes its sources of financing are adequate to fund its mortgage banking operations.

     In addition to the $180.0 Million Mortgage Warehouse Facility and the $400.0 Million Master Loan and Security Agreement, the Company’s mortgage banking subsidiary entered into a $300.0 million purchase and sale agreement with a bank on November 19, 2003. This agreement allows the Company’s mortgage banking subsidiary to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facilities. This agreement is not a committed facility and may be terminated at the discretion of the counterparties.

     Debt service on the Company’s collateralized mortgage obligations is funded by receipts from mortgage-backed securities. Such funds are expected to be adequate to meet future debt-payment schedules for the collateralized mortgage obligations and therefore these securities have virtually no impact on the capital resources and liquidity of the mortgage banking operations.

     The Company continues to benefit in all of its operations from the strength of its capital position, which has allowed it to maintain overall profitability during troubled economic times, finance domestic and international expansion, re-engineer product lines and diversify into new markets through both de novo entry and acquisition. Secure access to capital at competitive rates, among other reasons, should enable the Company to continue to grow and expand. As a result of its geographic diversification, the disciplines of its operational business model and its strong capital position, the Company believes it has adequate resources and sufficient credit facilities to satisfy its current and reasonably anticipated future requirements for funds needed to acquire capital assets and land, construct homes, fund its mortgage banking operations, and meet other needs of its business, both on a short and long-term basis.

CRITICAL ACCOUNTING POLICIES

Construction revenue recognition As discussed in Note 1 to the Company’s consolidated financial statements, housing and other real estate sales are recognized when title passes to the buyer and all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. In France, revenues from development and construction of single-family detached homes, condominiums and commercial buildings, under long-term contracts with individual investors who own the land, are recognized using the percentage of completion method, which is generally based on costs incurred as a percentage of estimated total costs of individual projects. The percentage of completion method is applied since the Company meets applicable requirements under Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” Actual revenues and costs to complete in the future, related to long-term contracts, could differ from the Company’s current estimates. If estimates of revenues and costs to complete in the future differ from actual amounts, the Company’s revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.

Inventories and cost of sales As discussed in Note 1 to the Company’s consolidated financial statements, land to be developed and projects under development are stated at cost, unless they are determined to be impaired, in which case these inventories are measured at fair value. Fair value is determined by management estimate and incorporates anticipated future revenues and costs. Due to uncertainties in the estimation process, it is possible that actual results could differ from those estimates. The Company’s inventories typically do not consist of completed projects.

     The Company relies on certain estimates to determine construction and land costs and resulting gross margins associated with revenues recognized. The Company’s construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are allocated on a relative fair value basis to units within a parcel or subdivision. Land and land development costs generally include related interest and property taxes incurred until development is substantially completed or deliveries have begun within a subdivision.

     In determining a portion of the construction and land costs for each period, the Company relies on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, increases in costs that have not yet been committed, changes in governmental requirements, unforeseen environmental hazard discoveries or other unanticipated issues encountered during construction that fall outside the scope of contracts obtained. While the actual results for a particular construction project are accurately reported over time, variances between the budgeted and actual costs of a project could result in the understatement or overstatement of construction and land costs and construction gross margins in a specific reporting period. To reduce the potential for such distortion, the Company has set forth procedures that collectively comprise a “critical accounting policy.” These procedures, which have been applied by the Company on a consistent basis, include updating, assessing and revising project budgets on a monthly basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most recent information available to estimate construction and land costs to be charged to expense. The variances between budgeted and actual amounts identified by the Company have historically not had a material impact on its consolidated results of operations. Management believes that the Company’s policies provide for reasonably dependable estimates to be used in the calculation and reporting of construction and land costs.

Warranty costs As discussed in Note 9 to the Company’s consolidated financial statements, the Company provides a limited warranty on all of its homes. The specific terms and conditions of warranties vary depending upon the market in which the Company does business. For homes sold in the United States, the Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling and plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home such as appliances. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. While management believes the warranty accrual reflected in the consolidated balance sheet to be adequate, actual warranty costs in the future could differ from the Company’s current estimates.

Business combinations The Company accounts for acquisitions of other companies under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the purchase price over the estimated fair value of net assets acquired, if any, is recorded as goodwill. The estimation of fair values of assets and liabilities, and the allocation of purchase price requires judgment by management, especially with respect to valuations of real estate inventories, which at the time of acquisition are in various stages of development. Actual revenues, costs and time to complete a community could vary from estimates impacting the allocation of purchase price between tangible and intangible assets. A variation in allocation of purchase price between asset groups, including inventories and goodwill, could have an impact on the timing and ultimate recognition of current and future results of operations. The Company’s reported income includes the results of operations of acquired companies from the dates of their acquisition.

Goodwill As disclosed in the consolidated financial statements, the Company had goodwill in the amount of $229.0 million at November 30, 2003 and $194.6 million at November 30, 2002. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company performed impairment tests of goodwill as of November 30, 2003 and 2002, and identified no impairment. However, the process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. To the extent additional information arises, market conditions change or the Company’s strategies change, it is possible that the Company’s conclusion regarding goodwill impairment could change and result in a material effect on its financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2001, the Accounting Standards Executive Committee issued SOP 01-6, which is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. Under SOP 01-6, mortgage companies are explicitly subject to new accounting and reporting provisions and disclosure requirements, including disclosures about regulatory capital and net worth requirements. SOP 01-6 requires the carrying amounts of loans and servicing rights to be allocated using relative fair values in a manner consistent with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Such allocation was not previously required. SOP 01-6 also requires that income from the sale of loan servicing rights be recognized when the related loan is sold, rather than upon the loan closing as was permitted under previous accounting guidance. This has the effect of deferring the mortgage banking operations’ recognition of servicing rights income for loans that it originates until the following month when loan settlement typically occurs. The adoption of SOP 01-6 did not have a material impact on the Company’s results for 2003.

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which, among other things, addresses the income statement classification of gains and losses from the extinguishment of debt. The provisions of SFAS No. 145 related to the rescission of Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” are effective for fiscal years beginning after May 15, 2002. The Company recognized a charge of $4.3 million ($2.9 million, net of tax) in the first quarter of 2003 related to the extinguishment of its 9 5/8% senior subordinated notes, which were due in 2006. Due to the Company’s adoption of SFAS No. 145, this early extinguishment charge, which previously would have been accounted for as an extraordinary item, was reflected as interest expense in results from continuing operations in 2003.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The disclosure requirements of FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and initial measurement provisions of FASB Interpretation No. 45 did not have a material impact on the Company’s financial position or results of operations. The disclosures required by FASB Interpretation No. 45 have been provided in the notes to consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock-Based Compensation.“SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to change to the fair value based method of accounting for stock-based compensation. The disclosures required by SFAS No. 148 have been provided in the notes to consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”). FASB Interpretation No. 46 is intended to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities (referred to as “variable interest entities” or “VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46, an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. FASB Interpretation No. 46 applied immediately to VIEs created after January 31, 2003. For VIEs created on or before January 31, 2003, FASB Interpretation No. 46 is effective no later than the first interim or annual period ending after March 15, 2004 (the Company’s quarter ending May 31, 2004). Certain of the disclosure requirements of FASB Interpretation No. 46 apply in all financial statements filed after January 31, 2003.

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

     In compliance with FASB Interpretation No. 46, the Company analyzed its land option contracts and other contractual arrangements entered into after January 31, 2003 and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $27.4 million to inventory and other liabilities in the Company’s consolidated balance sheet at November 30, 2003. The Company’s cash deposits related to these land option contracts totaled $6.1 million at November 30, 2003. Creditors, if any, of these VIEs have no recourse against the Company. As of November 30, 2003, excluding consolidated VIEs, the Company had cash deposits and/or letters of credit totaling $97.3 million which were associated with land option contracts having an aggregate purchase price of $1.54 billion. The Company is in the process of reviewing contracts entered into on or before January 31, 2003 in order to assess the extent of its interests. Depending upon the specific terms or conditions of such entities, the Company may be required to consolidate other VIEs in subsequent periods.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), which establishes standards regarding the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

O U T  L O O K

The value of the Company’s residential backlog at November 30, 2003 reached $3.07 billion, increasing 30.7% from the backlog value of $2.35 billion at November 30, 2002. Backlog units at November 30, 2003 increased 22.1% to 14,675 from 12,023 units at November 30, 2002. Company-wide net orders of 6,629 units for the quarter ended November 30, 2003 increased 13.7% from the 5,831 net orders reported in the corresponding quarter of 2002.

     The Company’s domestic residential backlog at November 30, 2003 rose 29.4% to $2.55 billion, from $1.97 billion at year-end 2002. The growth in domestic backlog value at year-end 2003 reflected increases in all of the Company’s geographic regions. On a unit basis, domestic backlog stood at 12,180 units at year-end 2003, up 23.6% from 9,858 units at year-end 2002. The West Coast region backlog value totaled $941.8 million on 2,641 units at November 30, 2003, up from $789.7 million on 2,380 units at November 30, 2002. West Coast region net orders increased 3.7% in the fourth quarter of 2003, to 1,147 units, from 1,106 units in the fourth quarter of 2002. In the Southwest region, backlog value increased to $710.7 million on 3,863 units at November 30, 2003, up from $475.2 million on 2,795 units at November 30, 2002. Fourth quarter net orders in the Southwest region increased 20.1% to 1,882 units in 2003 from 1,567 units in 2002. In the Central region, backlog value rose to $554.3 million on 3,571 units at November 30, 2003 from $539.4 million on 3,659 units at November 30, 2002. Fourth quarter net orders in the Central region decreased 11.7% to 1,470 units in 2003 from 1,665 units in the year-earlier period. In the Company’s Southeast region, the backlog value totaled $347.0 million on 2,105 units at November 30, 2003 compared to $168.6 million on 1,024 units at November 30, 2002. The region’s net orders rose 215.7% to 944 units in 2003 from 299 for the same period a year ago, reflecting the Company’s continued expansion in Florida and its entry into Georgia and North Carolina through the acquisition of Colony.

     In France, residential backlog at November 30, 2003 totaled $514.0 million on 2,495 units, up 37.5% and 15.2%, respectively, from $373.8 million on 2,165 units at year-end 2002. French net orders remained essentially flat at 1,186 units in the fourth quarter of 2003 compared to 1,194 units in the year-earlier period. The value of the backlog associated with French commercial development activities totaled approximately $19.7 million at November 30, 2003 compared to $54.2 million at year-end 2002.

     Substantially all homes included in the year-end 2003 backlog are expected to be delivered during 2004. However, cancellation rates could increase, particularly if market conditions deteriorate, or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

     The Company ended its 2003 fiscal year with a solid backlog and an expanded platform to facilitate future growth. During 2003, the Company expanded its geographic reach through both acquisitions and de novo growth and now has significant positions in dynamic markets across the country. The Company remains committed to increasing its overall unit deliveries in future years through the well-developed, long-term growth strategies it has in place. A key component of the Company’s overall growth strategy is to balance the expansion of existing operations to achieve optimal market volume levels while entering into new geographic markets through de novo entry or acquisitions. Whether the Company achieves its growth objectives will be determined by its ability to increase the average number of active communities it operates in new and existing markets, with this expansion enhanced or tempered by changes in the United States and French political and economic environments.

     Since 2001, the Company has steadily diversified its operations through expansion into new geographic markets. In addition to entering Florida in 2001 with the acquisition of Trademark and improving its position in Florida in 2002 with the acquisition of American Heritage, the Company entered into three new high growth markets, Atlanta, Charlotte and Raleigh, through the acquisition of Colony in the second quarter of 2003. The Company believes this recent expansion provides a strong platform for future growth throughout the region and is optimistic about its future prospects. The Company is continuing to expand its presence in Florida and recently announced its de novo entry into the Fort Myers and “Treasure Coast” markets. The Treasure Coast is an area that spans from Port St. Lucie through Melbourne.

     In the fourth quarter of 2003, the Company extended its reach beyond the Sunbelt with the acquisition of Chicago, Illinois-based Zale. This acquisition strategically positioned the Company in one of the largest markets in the United States as well as in the Midwest, where the potential for growth is strong. The Company hopes to leverage this entry into an expanded position in other Midwest markets in the future.

     On January 6, 2004, the Company acquired South Carolina-based Palmetto Traditional Homes (“Palmetto”), a privately-held builder of single-family homes, for $45.3 million, including the assumption of debt. Palmetto generated revenues of approximately $90.0 million and delivered 570 homes in Charleston and Columbia, South Carolina in 2003. The Palmetto acquisition marks the Company’s entry into South Carolina. The results of Palmetto will be included in the Company’s Southeast region operations.

     In addition to achieving geographic diversification, the Company has focused on diversifying its product offerings. The Company is developing a broader array of attached products to address rising land costs and infill opportunities where there is a shortage of housing supply. In addition, the Company is expanding its product breadth and price points to better reach active adults and first-time and second-time move-up buyers.

     While the Company expects to continue to explore acquisition opportunities that meet both its business and financial criteria for profitable expansion, it also plans to maintain a balanced approach in the use of cash with a focus on becoming an investment grade company. The Company believes its current strong financial position and credit ratios, which are within investment grade levels, support its goal of achieving investment grade status.

     The Company currently expects to achieve strong financial results in fiscal 2004. However, this expectation could be materially affected by various risk factors, such as the impact of future domestic and international terrorist activities; the United States military commitment in the Middle East; accelerating recessionary trends and other adverse changes in general economic conditions either nationally, in the United States or France, or in the localized regions in which the Company operates; diminution in domestic jobs or employment levels; increases in home mortgage interest rates; decreases in consumer confidence; the upcoming national election; or a continued downturn in the economy’s pace; among other things. With such risk factors as background, the Company currently expects its 2004 unit deliveries to increase by 12% over 2003, mainly due to growth in the average number of active communities planned for 2004 as a result of organic expansion and the Colony, Zale and Palmetto acquisitions as well as other potential acquisitions. The Company anticipates its projected earnings growth for 2004 to result from increased unit delivery volume, a slightly higher housing gross margin and improvement in its selling, general and administrative expense ratio. The Company currently believes that it is well-positioned to meet its financial goals for 2004 due to the performance it achieved in 2003, its excellent cash and borrowing capacity positions, the backlog of homes in place at the beginning of fiscal year 2004 and its commitment to adhere to the disciplines of its operational business model. The Company plans to maintain its balanced approach to cash management to create shareholder value by expanding organically, entering new attractive markets through acquisitions, repurchasing its shares and paying a higher cash dividend.

     In 2004, the Company expects the rate at which the prices of homes have been increasing to moderate, particularly in the West Coast and France regions. Nonetheless, the Company believes it will benefit from the expansion within its Southeast region, and lower selling, general and administrative expenses as a percentage of construction revenues. Assuming an improving economy and a flat to moderate rise in interest rates, the Company expects to achieve record diluted earnings per share in 2004.

* * * * * * *

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,“anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the homebuilding industry, among other things. These statements are not guarantees of future performance, and the Company has no specific intention to update these statements.

     Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions, material prices, labor costs, interest rates, the continued impact of terrorist activities and United States response, accelerating recessionary trends and other adverse changes in general economic conditions, the secondary market for loans, consumer confidence, competition, currency exchange rates (insofar as they affect the Company’s operations in France), environmental factors, government regulations affecting the Company’s operations, the availability and cost of land in desirable areas, unanticipated violations of Company policy, unanticipated legal proceedings, and conditions in the capital, credit and homebuilding markets.

Consolidated Statements of Income

YEARS ENDED NOVEMBER 30,
in thousands, except per share amounts	2003	2002	2001

TOTAL REVENUES	$5,850,554	$5,030,816	$4,574,184

Construction:
Revenues	$5,775,429	$4,938,894	$4,501,715
Construction and land costs	(4,479,019)	(3,890,243)	(3,612,936)
Selling, general and administrative expenses	(733,511)	(595,734)	(536,463)

Operating income	562,899	452,917	352,316
Interest income	3,000	4,173	3,559
Interest expense, net of amounts capitalized	(23,780)	(32,730)	(41,072)
Minority interests	(26,889)	(16,994)	(27,932)
Equity in pretax income of unconsolidated joint ventures	2,457	4,378	3,875

Construction pretax income	517,687	411,744	290,746

Mortgage banking:
Revenues:
Interest income	14,232	22,578	21,935
Other	60,893	69,344	50,534

	75,125	91,922	72,469
Expenses:
Interest	(6,445)	(11,467)	(18,436)
General and administrative	(32,903)	(22,949)	(20,262)

Mortgage banking pretax income	35,777	57,506	33,771

Total pretax income	553,464	469,250	324,517
Income taxes	(182,700)	(154,900)	(110,300)

NET INCOME	$370,764	$314,350	$214,217

BASIC EARNINGS PER SHARE	$9.41	$7.57	$5.72

DILUTED EARNINGS PER SHARE	$8.80	$7.15	$5.50

See accompanying notes.

Consolidated Balance Sheets

NOVEMBER 30,
in thousands, except shares	2003	2002

ASSETS
Construction:
Cash and cash equivalents	$116,555	$309,434
Trade and other receivables	430,266	403,957
Inventories	2,883,482	2,173,497
Investments in unconsolidated joint ventures	32,797	21,023
Deferred income taxes	165,896	178,022
Goodwill	228,999	194,614
Other assets	124,751	110,887

	3,982,746	3,391,434

Mortgage banking:
Cash and cash equivalents	21,564	20,551
Receivables:
First mortgages and mortgage-backed securities	7,707	21,020
First mortgages held under commitments of sale and other receivables	211,825	578,549
Other assets	12,017	13,986

	253,113	634,106

TOTAL ASSETS	$4,235,859	$4,025,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction:
Accounts payable	$554,387	$487,237
Accrued expenses and other liabilities	574,527	466,876
Mortgages and notes payable	1,253,932	1,167,053

	2,382,846	2,121,166

Mortgage banking:
Accounts payable and accrued expenses	31,858	34,104
Notes payable	132,225	507,574
Collateralized mortgage obligations secured by mortgage-backed securities	6,848	14,079

	170,931	555,757

Minority interests:
Consolidated subsidiaries and joint ventures	89,231	74,266

Stockholders’ equity:
Preferred stock - $1.00 par value; authorized, 10,000,000 shares: none outstanding
Common stock - $1.00 par value; authorized, 100,000,000 shares; 54,076,960 and 53,422,339 shares outstanding at November 30, 2003 and 2002, respectively	54,077	53,422
Paid-in capital	538,241	508,448
Retained earnings	1,462,342	1,103,387
Accumulated other comprehensive income	38,488	8,895
Deferred compensation	(7,512)	(8,978)
Grantor stock ownership trust, at cost: 7,606,995 shares and 7,900,140 shares at November 30, 2003 and 2002, respectively	(165,332)	(171,702)
Treasury stock, at cost: 7,448,100 and 5,448,100 shares at November 30, 2003 and 2002, respectively	(327,453)	(219,121)

TOTAL STOCKHOLDERS’ EQUITY	1,592,851	1,274,351

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,235,859	$4,025,540

See accompanying notes.

Consolidated Statements of Stockholders’ Equity

	Number of Shares

		Grantor					Accumulated
		Stock					Other
YEARS ENDED NOVEMBER 30,	Common	Ownership	Treasury	Common	Paid-in	Retained	Comprehensive
in thousands	Stock	Trust	Stock	Stock	Capital	Earnings	Income (Loss)

Balance at November 30, 2000	44,397	(8,782)	(1,448)	$44,397	$240,761	$598,374	$(9,564)

Comprehensive income:
Net income						214,217
Foreign currency translation adjustments							2,594
Net unrealized gain on hedges							3,886

Total comprehensive income
Dividends on common stock						(11,183)
Exercise of employee stock options	1,451			1,451	27,365
Feline Prides conversion	5,977			5,977	183,773
Employee deferred stock compensation
Grantor stock ownership trust		639			6,190

Balance at November 30, 2001	51,825	(8,143)	(1,448)	51,825	458,089	801,408	(3,084)

Comprehensive income:
Net income						314,350
Foreign currency translation adjustments							14,535
Net unrealized loss on hedges							(2,556)

Total comprehensive income
Dividends on common stock						(12,371)
Exercise of employee stock options	1,597			1,597	45,883
Employee deferred stock compensation
Grantor stock ownership trust		243			4,476
Treasury stock			(4,000)

Balance at November 30, 2002	53,422	(7,900)	(5,448)	53,422	508,448	1,103,387	8,895

Comprehensive income:
Net income						370,764
Foreign currency translation adjustments							30,923
Net unrealized loss on hedges							(1,330)

Total comprehensive income
Dividends on common stock						(11,809)
Exercise of employee stock options	655			655	22,661
Employee deferred stock compensation
Grantor stock ownership trust		293			7,132
Treasury stock			(2,000)

Balance at November 30, 2003	54,077	(7,607)	(7,448)	$54,077	$538,241	$1,462,342	$38,488

[Additional columns below]

[Continued from above table, first column repeated]

		Grantor
		Stock		Total
YEARS ENDED NOVEMBER 30,	Deferred	Ownership	Treasury	Stockholders’
in thousands	Compensation	Trust	Stock	Equity

Balance at November 30, 2000		$(190,872)	$(28,337)	$654,759

Comprehensive income:
Net income				214,217
Foreign currency translation adjustments				2,594
Net unrealized gain on hedges				3,886

Total comprehensive income				220,697
Dividends on common stock				(11,183)
Exercise of employee stock options				28,816
Feline Prides conversion				189,750
Employee deferred stock compensation	$(10,444)			(10,444)
Grantor stock ownership trust		13,896		20,086

Balance at November 30, 2001	(10,444)	(176,976)	(28,337)	1,092,481

Comprehensive income:
Net income				314,350
Foreign currency translation adjustments				14,535
Net unrealized loss on hedges				(2,556)

Total comprehensive income				326,329
Dividends on common stock				(12,371)
Exercise of employee stock options				47,480
Employee deferred stock compensation	1,466			1,466
Grantor stock ownership trust		5,274		9,750
Treasury stock			(190,784)	(190,784)

Balance at November 30, 2002	(8,978)	(171,702)	(219,121)	1,274,351

Comprehensive income:
Net income				370,764
Foreign currency translation adjustments				30,923
Net unrealized loss on hedges				(1,330)

Total comprehensive income				400,357
Dividends on common stock				(11,809)
Exercise of employee stock options				23,316
Employee deferred stock compensation	1,466			1,466
Grantor stock ownership trust		6,370		13,502
Treasury stock			(108,332)	(108,332)

Balance at November 30, 2003	$(7,512)	$(165,332)	$(327,453)	$1,592,851

See accompanying notes.

Consolidated Statements of Cash Flows

YEARS ENDED NOVEMBER 30,
in thousands	2003	2002	2001

Cash flows from operating activities:
Net income	$370,764	$314,350	$214,217
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in pretax income of unconsolidated joint ventures	(2,457)	(4,378)	(3,875)
Minority interests	26,889	16,994	27,932
Amortization of discounts and issuance costs	1,769	2,155	1,284
Depreciation and amortization	21,509	17,173	43,858
Provision for deferred income taxes	12,126	(59,438)	(44,742)
Change in assets and liabilities, net of effects from acquisitions:
Receivables	340,424	113,956	(372,852)
Inventories	(464,494)	(186,588)	(137,103)
Accounts payable, accrued expenses and other liabilities	121,966	149,513	295,856
Other, net	33,662	(6,747)	21,345

Net cash provided by operating activities	462,158	356,990	45,920

Cash flows from investing activities:
Acquisitions, net of cash acquired	(105,622)	(27,548)	(53,724)
Investments in unconsolidated joint ventures	(9,317)	(4,010)	5,438
Net sales of mortgages held for long-term investment	5,470	1,220	4,270
Payments received on first mortgages and mortgage-backed securities	7,843	8,672	7,955
Purchases of property and equipment, net	(13,052)	(31,145)	(12,189)

Net cash used by investing activities	(114,678)	(52,811)	(48,250)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	(516,277)	(239,076)	31,336
Proceeds from issuance of senior subordinated notes	295,332	198,412	247,500
Proceeds from issuance of French senior notes		144,302
Redemption of senior subordinated notes	(129,016)	(175,000)
Payments on collateralized mortgage obligations	(7,231)	(8,358)	(7,569)
Payments on mortgages, land contracts and other loans	(86,848)	(23,490)	(26,277)
Issuance of common stock under employee stock plans	36,818	57,230	37,909
Payments to minority interests	(11,983)	(6,392)	(21,134)
Payments of cash dividends	(11,809)	(12,371)	(11,183)
Repurchases of common stock	(108,332)	(190,784)

Net cash provided (used) by financing activities	(539,346)	(255,527)	250,582

Net increase (decrease) in cash and cash equivalents	(191,866)	48,652	248,252
Cash and cash equivalents at beginning of year	329,985	281,333	33,081

Cash and cash equivalents at end of year	$138,119	$329,985	$281,333

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$23,534	$36,555	$54,128
Income taxes paid	108,335	121,283	61,033

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$43,717	$32,637	$54,550
Inventory of consolidated variable interest entities	27,390
Conversion of Feline Prides			189,750

See accompanying notes.

Notes to Consolidated Financial Statements

NOTE 1: SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Operations KB Home (the “Company”) is a builder of single-family homes with operations in the United States and France. Domestically, the Company operates in Arizona, California, Colorado, Florida, Georgia, Illinois, Nevada, New Mexico, North Carolina and Texas. In France, the Company operates through a 57% majority-owned subsidiary which also develops commercial and high-density residential projects, such as condominium complexes. Through its mortgage banking subsidiary, KB Home Mortgage Company, the Company provides mortgage banking services to a majority of its domestic homebuyers.

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

Cash and cash equivalents The Company considers all highly liquid debt instruments and other short-term investments, purchased with a maturity of three months or less, to be cash equivalents. As of November 30, 2003 and 2002, the Company’s cash equivalents totaled $40.6 million and $264.4 million, respectively.

Foreign currency translation Results of operations for French entities are translated to United States dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded in stockholders’ equity as foreign currency translation adjustments.

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

Mortgage banking operations The Company’s mortgage banking subsidiary generates revenues primarily from the following sources: sales of mortgage loans; sales of mortgage servicing rights; mortgage loan origination fees; mortgage servicing income; and interest income. Revenues from these various sources, except for interest income which is presented separately, are included in other mortgage banking revenues in the consolidated statements of income. Gains or losses on the sales of mortgage loans and related servicing rights are recognized when the loans are sold and delivered to third-party investors. Mortgage loan origination fees are earned when the loans associated with the homes financed are closed and funded. Earned origination fees, net of direct origination costs, are deferred and recognized as revenues, along with the associated gains or losses on the sales of the mortgage loans and related servicing rights, when the mortgage loans are sold to third-party investors. The mortgage banking operations earn mortgage servicing income by servicing mortgage loans on behalf of investors in accordance with individual servicing agreements or on its own behalf during the interim period before mortgage loans are sold. Mortgage loan servicing income, which is generally based on a percentage of the outstanding principal balances of the serviced mortgage loans, is recorded as income as the installment collections on the mortgage loans are received. Interest income is accrued as earned.

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

     In connection with the adoption of SFAS No. 133, at December 1, 2000, the Company’s mortgage banking subsidiary recognized a pretax cumulative effect transition adjustment which reduced other comprehensive income by $2.4 million. This amount represented the cumulative net adjustments at December 1, 2000 of mortgage forward delivery contracts and non-mandatory commitments. Pursuant to the requirements of SFAS No. 133, cumulative losses in other comprehensive income of $2.4 million were recognized in earnings during the year ended November 30, 2001, concurrent with the settlement of the related forecasted loan sales. Cumulative gains related to the derivative instruments in the amount of $3.9 million were recorded in other comprehensive income at November 30, 2001 and were recognized in earnings, generally within three months or less, concurrent with the recognition in earnings of the hedged forecasted loan sales.

     To meet the financing needs of its customers, the Company’s mortgage banking subsidiary is party to interest rate lock commitments (“IRLCs”) which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, the Company’s mortgage banking subsidiary classifies and accounts for IRLCs as non-designated derivative instruments at fair value with gains and losses recorded to earnings.

     In the normal course of business and pursuant to its risk management policy, the Company’s mortgage banking subsidiary uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. When interest rates rise, loans held for sale and any applications in process with locked-in interest rates decline in value. To preserve the value of such loans, the mortgage banking operations enter into mortgage forward delivery contracts and non-mandatory commitments to minimize the impact of movements in market interest rates on the mortgage loans held for sale and IRLCs.

     Through May 31, 2003, the mortgage forward delivery contracts and non-mandatory commitments were designated as cash flow hedges. Changes in the value of these instruments were recognized in other comprehensive income until such time that earnings were affected by the underlying hedged item. Earnings were affected when the loans were sold, typically within 45 days of funding. The entire amount of the hedge in other comprehensive income at November 30, 2002 was reclassified into earnings within the subsequent 12 months. On May 31, 2003 the Company’s mortgage banking subsidiary elected to discontinue its accounting for derivative instruments as cash flow hedges. Accordingly, all derivative instruments as of June 1, 2003 were carried in the consolidated balance sheet at fair value, with changes in the value recorded directly to earnings. As of November 30, 2003, there were no amounts remaining in other comprehensive income related to cash flow derivative instruments. In addition, the mortgage banking operations did not recognize any gain or loss in earnings during the years ended November 30, 2003 and November 30, 2002 resulting from hedge ineffectiveness. The Company’s mortgage banking subsidiary continues to evaluate the appropriate accounting treatment of its derivative instruments and intends to remain in a no-hedge position pending the result of recent Securities and Exchange Commission (“SEC”) guidance regarding the valuation of IRLCs.

     The mortgage forward delivery contracts carried a weighted average interest rate of 5 5/9% and 5 3/5% as of November 30, 2003 and November 30, 2002, respectively. The derivative instruments as of the end of each period included various termination dates extending through February 19, 2004 for the year ended November 30, 2003 and February 20, 2003 for the year ended November 30, 2002.

     The following table summarizes the interest rate sensitive instruments of the mortgage banking operations:

	2003		2002

NOVEMBER 30,	Notional	Fair	Notional	Fair
in thousands	Amount	Value	Amount	Value

Instruments:
Loans held for sale	$197,627	$197,605	$549,113	$549,113
Forward delivery contracts	290,915	152	625,226	1,330
IRLCs	60,282	78	147,485	1,238

     Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, and other factors.

     The following describes the methods and assumptions the Company’s mortgage banking subsidiary uses in estimating fair values of loans held for sale, forward delivery contracts and IRLCs:

Loans held for sale These loans are stated at the lower of cost or market. Market is estimated using the quoted market prices for securities backed by similar types of loans and current investor or dealer commitments to purchase loans.

Forward delivery contracts The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to the existing positions of the mortgage banking operations.

IRLCs The fair value of these instruments is estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current market interest rates and the existing committed rates.

Stock-based compensation The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). As the exercise price of the Company’s employee stock options equals the market price of the underlying common stock on the date of grant, no compensation costs related to these awards are reflected in net income. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the years ending November 30, 2003, 2002 and 2001.

YEARS ENDED NOVEMBER 30,
in thousands, except per share amounts	2003	2002	2001

Net income – as reported	$370,764	$314,350	$214,217
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(13,486)	(12,416)	(6,963)

Pro forma net income	$357,278	$301,934	$207,254

Earnings per share:
Basic – as reported	$9.41	$7.57	$5.72
Basic – pro forma	9.07	7.27	5.53
Diluted – as reported	8.80	7.15	5.50
Diluted – pro forma	8.69	7.00	5.35

Income taxes Income taxes are provided for at rates applicable in the countries in which the income is earned. Provision is made currently for United States federal income taxes on earnings of foreign subsidiaries that are not expected to be reinvested indefinitely.

Other comprehensive income The accumulated balances related to each component of other comprehensive income are as follows:

NOVEMBER 30,
in thousands	2003	2002

Cumulative foreign currency translation adjustments	$38,488	$7,565
Net derivative gains		1,330

Total	$38,488	$8,895

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

YEARS ENDED NOVEMBER 30,
in thousands	2003	2002	2001

Basic average shares outstanding	39,389	41,511	37,465
Net effect of stock options assumed to be exercised	2,734	2,443	1,454

Diluted average shares outstanding	42,123	43,954	38,919

Goodwill The Company has recorded goodwill in connection with various acquisitions completed in recent years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than amortized as previous standards required. The Company adopted SFAS No. 142 on December 1, 2001 and as a result is no longer recording amortization expense related to goodwill. Since adopting SFAS No. 142, the Company tests goodwill for impairment using the two-step process prescribed in the pronouncement. The first step is used to identify potential impairment, while the second step measures the amount of impairment, if any. The impairment tests of goodwill performed by the Company as of November 30, 2003 and 2002 indicated no impairment. Prior to the adoption of SFAS No. 142, the Company amortized goodwill over periods ranging from five to ten years using the straight-line method. Results reported for the year ended November 30, 2001 included after tax goodwill amortization expense of $18.5 million. Elimination of this amortization expense for the year ended November 30, 2001 would have resulted in net income of $232.7 million and an increase of $.49 in basic earnings per share, from the amount reported, to $6.21 and an increase of $.48 in diluted earnings per share, from the amount reported, to $5.98.

     The changes in the carrying amount of goodwill for the years ended November 30, 2003 and 2002, by segment, are as follows:

		Mortgage
in thousands	Construction	Banking	Total

Balance as of November 30, 2001	$190,785	$	$190,785
Foreign currency translation	3,829		3,829

Balance as of November 30, 2002	194,614		194,614
Goodwill acquired	26,366		26,366
Foreign currency translation	8,019		8,019

Balance as of November 30, 2003	$228,999	$	$228,999

Segment information In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified two reportable segments: construction and mortgage banking. The Company’s construction segment consists primarily of domestic and international homebuilding operations. The Company’s construction operations are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to first-time and first move-up homebuyers. Domestically, the Company currently sells homes in Arizona, California, Colorado, Florida, Georgia, Illinois, Nevada, New Mexico, North Carolina and Texas. Internationally, the Company operates in France through a majority-owned subsidiary. In addition to constructing homes, the Company’s French subsidiary builds commercial projects and high-density residential properties, such as condominium complexes, in France. The Company’s mortgage banking operations provide mortgage banking services primarily to the Company’s domestic homebuyers. The mortgage banking segment originates, processes and sells mortgages to third-party investors. The Company generally does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

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

Recent accounting pronouncements In December 2001, the Accounting Standards Executive Committee issued Statement of Position 01-6, “Accounting by Certain Entities (including Entities With Trade Receivables) That Lend to or Finance the Activities of Others” (“SOP 01-6”). SOP 01-6 is effective for annual and interim financial statements issued for fiscal years beginning after December 15, 2001. Under SOP 01-6, mortgage companies are explicitly subject to new accounting and reporting provisions and disclosure requirements, including disclosures about regulatory capital and net worth requirements. SOP 01-6 requires the carrying amounts of loans and servicing rights to be allocated using relative fair values in a manner consistent with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Such allocation was not previously required. SOP 01-6 also requires that income from the sale of loan servicing rights be recognized when the related loan is sold, rather than upon the loan closing as was permitted under previous accounting guidance. This has the effect of deferring the mortgage banking operations’ recognition of servicing rights income for loans that it originates until the following month when loan settlement typically occurs. The adoption of SOP 01-6 did not have a material impact on the Company’s results for 2003.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which, among other things, addresses the income statement classification of gains and losses from the extinguishment of debt. The provisions of SFAS No. 145 related to the rescission of Statement of Financial Accounting Standards No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” are effective for fiscal years beginning after May 15, 2002. The Company recognized a charge of $4.3 million ($2.9 million, net of tax) in the first quarter of 2003 related to the extinguishment of its 9 5/8% senior subordinated notes, which were due in 2006. Due to the Company’s adoption of SFAS No. 145, this early extinguishment charge, which previously would have been accounted for as an extraordinary item, was reflected as interest expense in results from continuing operations in 2003.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FASB Interpretation No. 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The disclosure requirements of FASB Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002 and initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and initial measurement provisions of FASB Interpretation No. 45 did not have a material effect on the Company’s financial position or results of operations. The disclosures required by FASB Interpretation No. 45 have been provided herein.

     In December 2002, the FASB issued SFAS No. 148, which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not elected to change to the fair value based method of accounting for stock-based compensation. The disclosures required by SFAS No. 148 have been provided herein.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”). FASB Interpretation No. 46 is intended to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities (referred to as “variable interest entities” or “VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional sub-

ordinated financial support from other parties. Pursuant to FASB Interpretation No. 46, an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. FASB Interpretation No. 46 applied immediately to VIEs created after January 31, 2003. For VIEs created on or before January 31, 2003, FASB Interpretation No. 46 is effective no later than the first interim or annual period ending after March 15, 2004 (the Company’s quarter ending May 31, 2004). Certain of the disclosure requirements of FASB Interpretation No. 46 apply in all financial statements filed after January 31, 2003.

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

     In compliance with FASB Interpretation No. 46, the Company analyzed its land option contracts and other contractual arrangements entered into after January 31, 2003 and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $27.4 million to inventory and other liabilities in the Company’s consolidated balance sheet at November 30, 2003. The Company’s cash deposits related to these land option contracts totaled $6.1 million at November 30, 2003. Creditors, if any, of these VIEs have no recourse against the Company. As of November 30, 2003, excluding consolidated VIEs, the Company had cash deposits and/or letters of credit totaling $97.3 million which were associated with land option contracts having an aggregate purchase price of $1.54 billion. The Company is in the process of reviewing contracts entered into on or before January 31, 2003 in order to assess the extent of its interests. Depending upon the specific terms or conditions of such entities, the Company may be required to consolidate other VIEs in subsequent periods.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities that fall within the scope of SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the Company’s financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”), which establishes standards regarding the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

Reclassifications Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2003 presentation.

NOTE 2: ACQUISITIONS

In 2001, the Company acquired Trademark Home Builders, Inc., a builder of single-family homes in Jacksonville, Florida. The acquisition marked the Company’s entry into Florida. In addition, KBSA completed the acquisition of Résidences Bernard Teillaud, a France-based builder of condominiums. Total consideration, including debt assumed, associated with the two acquisitions was $58.8 million. Both acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill and assigned to the Company’s construction segment. The results of the two acquired companies were included in the Company’s consolidated financial statements as of their respective acquisition dates. The pro forma results of the Company for 2001, assuming these acquisitions had been made at the beginning of the year would not be materially different from reported results.

     During 2002, the Company acquired Orlando, Florida-based American Heritage Homes (“American Heritage”) for approximately $74.0 million, including the assumption of debt. The American Heritage acquisition strengthened the Company’s market position in Florida, marking its entry into the Orlando market and supplementing its Tampa start-up business. The acquisition was accounted for under the purchase method of accounting and was assigned to the Company’s construction segment. No goodwill was recorded in connection with the acquisition. The results of American Heritage were included in the Company’s consolidated financial statements as of the date of acquisition. The pro forma results of the Company for 2002 and 2001, assuming this acquisition had been made at the beginning of each year, would not be materially different from reported results.

     During 2003, the Company acquired Atlanta, Georgia-based Colony Homes, which expanded the Company’s operations into Atlanta, Georgia and Charlotte and Raleigh, North Carolina, strengthening the Company’s position in its Southeast region. The Company also acquired substantially all of the homebuilding assets of Chicago, Illinois-based Zale Homes (“Zale”). The Zale acquisition marked the Company’s entry into the greater Chicago market. Total consideration, including debt assumed, associated with the two acquisitions was $174.9 million. Both acquisitions were accounted for under the pur-

chase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill and assigned to the Company’s construction segment. The results of the two acquired companies were included in the Company’s consolidated financial statements as of their respective acquisition dates. The pro forma results of the Company for 2003 and 2002, assuming these acquisitions had been made at the beginning of each year, would not be materially different from reported results.

NOTE 3: RECEIVABLES

Construction Trade receivables amounted to $296.3 million and $293.5 million at November 30, 2003 and 2002, respectively. Included in these amounts at November 30, 2003 and 2002 are unbilled receivables of $268.4 million and $270.7 million, respectively, and billed receivables of $27.9 million and $22.4 million, respectively, due from buyers on sales of French single-family detached homes, condominiums and commercial buildings under long-term contracts accounted for using the percentage of completion method. The buyers are contractually obligated to remit payments against their unbilled balances. Amounts are billed under long-term contracts according to the terms of the individual contracts, which provide for an initial billing upon execution of the contract and subsequent billings upon the completion of specific construction phases defined under French law. The final billing occurs upon delivery of the home, condominium or commercial building to the buyer. All of the unbilled and billed receivables related to long-term contracts are expected to be collected within one year. Other receivables of $134.0 million at November 30, 2003 and $110.5 million at November 30, 2002 included mortgages and notes receivable, escrow deposits and amounts due from municipalities and utility companies. At November 30, 2003 and 2002, trade and other receivables were net of allowances for doubtful accounts of $18.7 million and $22.9 million, respectively.

Mortgage banking First mortgages and mortgage-backed securities consisted of loans of $.8 million at November 30, 2003 and $6.2 million at November 30, 2002 and mortgage-backed securities of $6.9 million and $14.8 million at November 30, 2003 and 2002, respectively. The mortgage-backed securities serve as collateral for related collateralized mortgage obligations. The properties covered by the mortgages underlying the mortgage-backed securities are single-family residences. Issuers of the mortgage-backed securities are the Government National Mortgage Association and Fannie Mae. The first mortgages and mortgage-backed securities bore interest at an average rate of 8 1/2% and 8 3/8% at November 30, 2003 and 2002, respectively (with rates ranging from 7% to 11 5/8% in 2003 and 7% to 11 3/4% in 2002).

     The mortgage-backed securities held for long-term investment have been classified as held-to-maturity and are stated at amortized cost, adjusted for amortization of discounts and premiums to maturity. Such amortization is included in interest income. The total gross unrealized gains and gross unrealized losses on the mortgage-backed securities were $.6 million and $0, respectively, at November 30, 2003 and $1.0 million and $0, respectively, at November 30, 2002.

     First mortgages held under commitments of sale and other receivables consisted of first mortgages held under commitments of sale of $197.6 million at November 30, 2003 and $549.1 million at November 30, 2002 and other receivables of $14.2 million and $29.4 million at November 30, 2003 and 2002, respectively. The first mortgages held under commitments of sale, which are generally sold to third-party investors within 45 days of their funding date, bore interest at average rates of 6 1/10% and 6 1/2% at November 30, 2003 and 2002, respectively. The balance in first mortgages held under commitments of sale and other receivables fluctuates significantly during the year and typically reaches its highest level at quarter-ends, corresponding to the Company’s home and mortgage delivery activity. The Company’s mortgage banking subsidiary has established valuation allowances for loans held for investment and first mortgages held under commitments of sale. These valuation allowances totaled $.3 million and $1.8 million, respectively, as of November 30, 2003 and $2.3 million and $2.5 million, respectively, as of November 30, 2002. The Company’s mortgage banking subsidiary may be required to repurchase an individual loan sold to an investor if it breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor.

NOTE 4: INVENTORIES

Inventories consisted of the following:

NOVEMBER 30,
in thousands	2003	2002

Homes, lots and improvements in production	$2,325,136	$1,776,430
Land under development	558,346	397,067

Total inventories	$2,883,482	$2,173,497

     Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred. Included in inventories as of November 30, 2003 and 2002 were $249.2 million and $239.0 million, respectively, of inventories related to long-term contracts of the Company’s French subsidiary. Inventories relating to long-term contracts are stated at actual costs incurred to date, reduced by amounts identified with sales recognized on units delivered or progress completed.

     The Company’s interest costs are as follows:

YEARS ENDED NOVEMBER 30,
in thousands	2003	2002	2001

Capitalized interest, beginning of year	$97,096	$97,534	$99,585
Interest incurred	118,824	101,100	103,046
Interest expensed	(23,780)	(32,730)	(41,072)
Interest amortized	(69,399)	(68,808)	(64,025)

Capitalized interest, end of year	$122,741	$97,096	$97,534

NOTE 5: INVESTMENTS IN
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

NOVEMBER 30,
in thousands	2003	2002

Cash	$16,702	$13,627
Receivables	25,476	27,608
Inventories	139,569	86,949
Other assets	746	1,006

Total assets	$182,493	$129,190

Mortgages and notes payable	$55,869	$41,490
Other liabilities	48,152	32,145
Equity of:
The Company	32,797	21,023
Others	45,675	34,532

Total liabilities and equity	$182,493	$129,190

     The joint ventures finance land and inventory investments of the Company’s operating subsidiaries through a variety of borrowing arrangements. The Company typically does not guarantee these financing arrangements.

YEARS ENDED NOVEMBER 30,
in thousands	2003	2002	2001

Revenues	$47,454	$65,884	$82,122
Cost of sales	(32,469)	(45,490)	(56,969)
Other expenses, net	(8,129)	(10,715)	(18,668)

Total pretax income	$6,856	$9,679	$6,485

The Company’s share of pretax income	$2,457	$4,378	$3,875

     The Company’s share of pretax income includes management fees earned from the unconsolidated joint ventures.

NOTE 6: MORTGAGES AND NOTES PAYABLE

Construction Mortgages and notes payable consisted of the following (interest rates are as of November 30):

NOVEMBER 30,
in thousands	2003	2002

Unsecured domestic borrowings under a revolving credit facility (2 2/5% in 2003)	$107,100
Term loan borrowings (3% in 2002)		$182,950
Unsecured French borrowings (2 4/5% to 4 1/5% in 2003 and 4% to 5 3/8% in 2002)	21,601	17,515
Mortgages and land contracts due to land sellers and other loans (3 3/5% to 10% in 2003 and 5 1/2% to 12% in 2002)	24,602	67,733
Senior notes due 2004 at 7 3/4%	175,000	175,000
French senior notes due 2009 at 8 3/4%	179,865	149,160
Senior subordinated notes due 2006 at 9 5/8%		124,695
Senior subordinated notes due 2008 at 8 5/8%	200,000	200,000
Senior subordinated notes due 2010 at 7 3/4%	295,764
Senior subordinated notes due 2011 at 9 1/2%	250,000	250,000

Total mortgages and notes payable	$1,253,932	$1,167,053

     On October 24, 2003, the Company entered into a four-year $1.00 billion unsecured revolving credit facility (the “$1 Billion Credit Facility”) with a consortium of banks. The $1 Billion Credit Facility replaced the Company’s $644.0 million revolving credit facility, which was scheduled to expire in 2004 and its $183.0 million five-year term loan, scheduled to expire in 2005. Interest on the $1 Billion Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed.

     The Company’s French subsidiaries have lines of credit with various banks which totaled $181.8 million at November 30, 2003 and have various committed expiration dates through May 2006. These lines of credit provide for interest on borrowings at the European Interbank Offered Rate plus an applicable spread.

     The weighted average annual interest rate on aggregate unsecured borrowings, excluding the senior and senior subordinated notes, was 2 3/5% and 3 3/8% at November 30, 2003 and 2002, respectively.

     The $175.0 million of 7 3/4% senior notes were issued on October 14, 1997 at 100% of the principal amount of the notes. The notes, which are due October 15, 2004 with interest payable semi-annually, represent unsecured obligations of the Company and rank pari passu in right of payment with all other senior unsecured indebtedness of the Company. The notes are not redeemable by the Company prior to stated maturity.

     On July 29, 2002, KBSA issued 150.0 million euros principal amount of 8 3/4% senior notes at 100% of the principal amount of the notes. The notes, which are publicly traded and are due August 1, 2009 with interest payable semi-annually, represent unsecured obligations of KBSA and rank pari passu in right of payment with all other senior unsecured indebtedness of KBSA. The Company does not guarantee these KBSA notes. On or prior to August 1, 2005, KBSA may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of qualified equity offerings at a redemption price of 108.75% of their principal amount together with accrued and unpaid interest. The notes are not otherwise redeemable at the option of KBSA, except in the event of certain changes in tax laws. Proceeds from the issuance of the notes were used to pay down bank borrowings and other indebtedness.

     On December 14, 2001, pursuant to its universal shelf registration statement filed with the SEC on December 5, 1997 (the “1997 Shelf Registration”), the Company issued $200.0 million of 8 5/8% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due December 15, 2008, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. On or prior to December 15, 2004, the Company may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of one or more public or private equity offerings at a redemption price of 108.625% of their principal amount, together with accrued and unpaid interest. The notes are not otherwise redeemable at the option of the Company. The Company used $175.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding 9 3/8% senior subordinated notes, which were due in 2003. The remaining net proceeds were used for general corporate purposes.

     The Company’s current universal shelf registration statement filed on October 15, 2001 with the SEC (as subsequently amended, the “2001 Shelf Registration”) was declared effective on January 28, 2002. The remaining capacity under the 1997 Shelf Registration was rolled into the 2001 Shelf Registration, thereby providing the Company with a total issuance capacity of $750.0 million under the 2001 Shelf Registration. The 2001 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, preferred stock, common stock, stock purchase contracts, stock purchase units and/or warrants to purchase such securities. Pursuant to the 2001 Shelf Registration, on January 27, 2003, the Company issued $250.0 million of 7 3/4% senior subordinated notes at 98.444% of the principal amount of the notes and on February 7, 2003, the Company issued an additional $50.0 million of notes in the same series (collectively, the “$300.0 Million Senior Subordinated Notes”). The $300.0 Million Senior Subordinated Notes, which are due February 1, 2010, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The $300.0 Million Senior Subordinated Notes are redeemable at the option of the Company at 103.875% of their principal amount beginning February 1, 2007 and thereafter at prices declining annually to 100% on and after February 1, 2009. In addition, before February 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the $300.0 Million Senior Subordinated Notes with the net proceeds of one or more public or private equity offerings at a redemption price of 107.75% of their principal amount, together with accrued and unpaid interest. As of November 30, 2003, the Company had $450.0 million of remaining capacity under the 2001 Shelf Registration.

     The Company used $129.0 million of the net proceeds from the issuance of the $300.0 Million Senior Subordinated Notes to redeem all of its outstanding $125.0 million 9 5/8% senior subordinated notes which were due in 2006. The remaining net proceeds were used for general corporate purposes.

     On February 8, 2001, pursuant to its 1997 Shelf Registration, the Company issued $250.0 million of 9 1/2% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due February 15, 2011 with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are redeemable at the option of the Company, in whole or in part, at 104.750% of their principal amount beginning February 15, 2006, and thereafter at prices declining annually to 100% on and after February 15, 2009. Proceeds from the issuance of the notes were used to pay down bank borrowings.

     The 7 3/4% senior notes and 8 5/8%, 7 3/4% and 9 1/2% senior subordinated notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments, create certain liens, engage in mergers, consolidations, or sales of assets, or engage in certain transactions with officers, directors and employees. Under the terms of the Unsecured Credit Facility, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. Based on the terms of the Company’s $1 Billion Credit Facility, senior notes and senior subordinated notes, retained earnings of $354.5 million were available for payment of cash dividends or stock repurchases at November 30, 2003.

     Principal payments on senior and senior subordinated notes, mortgages, land contracts and other loans are due as follows: 2004: $197.4 million; 2005: $1.4 million; 2006: $.2 million; 2007: $.2 million; 2008: $.2 million; and thereafter: $925.8 million.

     Assets (primarily inventories) having a carrying value of approximately $84.8 million are pledged to collateralize mortgages, land contracts and other secured loans.

Mortgage banking Notes payable included the following (interest rates are as of November 30):

NOVEMBER 30,
in thousands	2003	2002

$180,000 Mortgage Warehouse Facility (1 9/10% in 2003)	$46,924
$400,000 Master Loan and Security Agreement (1 9/10% in 2003 and 2% in 2002)	85,301	$450,629
$200,000 Master Loan and Security Agreement (2% in 2002)		56,945

Total notes payable	$132,225	$507,574

     On July 1, 2003, the Company’s mortgage banking subsidiary entered into a $180.0 million revolving mortgage warehouse agreement with a bank syndicate, (the “$180.0 Million Mortgage Warehouse Facility”). The agreement, which expires on June 30, 2005, provides for an annual fee based on the committed balance and provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The $180.0 Million Mortgage Warehouse Facility replaced the mortgage banking subsidiary’s $200.0 million master loan and security agreement, which expired on June 30, 2003.

     On October 6, 2003, the Company’s mortgage banking subsidiary renewed its existing $400.0 million master loan and security agreement (the “$400.0 Million Master Loan and Security Agreement”) with an investment bank. The renewed agreement, which expires on October 6, 2004, provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. During the fourth quarter of 2002, the Company’s mortgage banking subsidiary had negotiated a temporary increase in the maximum credit amount available under the $400.0 Million Master Loan and Security Agreement to $550.0 million through February 13, 2003. The temporary increase was obtained to meet the Company’s increased volume of loan originations.

     The amounts outstanding under the $180.0 Million Mortgage Warehouse Facility and the $400.0 Million Master Loan and Security Agreement are secured by separate borrowing bases, which include certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under either facility. Each facility includes financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income.

     In addition to the $180.0 Million Mortgage Warehouse Facility and the $400.0 Million Master Loan and Security Agreement, the Company’s mortgage banking subsidiary entered into a $300.0 million purchase and sale agreement with a bank on November 19, 2003. This agreement allows the Company’s mortgage banking subsidiary to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facilities. This agreement is not a committed facility and may be terminated at the discretion of the counterparties.

     Collateralized mortgage obligations represent bonds issued to third parties which are collateralized by mortgage-backed securities with substantially the same terms. At November 30, 2003 and 2002, the collateralized mortgage obligations bore interest at rates ranging from 8% to 12 1/4% and 8 3/4% to 11 3/4%, respectively, with stated original principal maturities ranging from 3 to 30 years. Actual maturities are dependent on the rate at which the underlying mortgage-backed securities are repaid. No collateralized mortgage obligations have been issued since 1988.

NOTE 7: COMPANY OBLIGATED
MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUST HOLDING
SOLELY DEBENTURES OF THE COMPANY
(FELINE PRIDES)

On July 7, 1998, the Company, together with KBHC Financing I, a Delaware statutory business trust (the “KBHC Trust”) that was wholly owned by the Company, issued an aggregate of 18,975,000 Feline Prides securities. The Feline Prides consisted of (i) 17,975,000 Income Prides with a stated amount per Income Prides of $10 (the “Stated Amount”), which were units comprised of a capital security and a stock purchase contract under which the holders were to purchase common stock from the Company not later than August 16, 2001 and the Company was to pay to the holders certain unsecured contract adjustment payments, and (ii) 1,000,000 Growth Prides with a face amount per Growth Prides equal to the Stated Amount, which were units consisting of a 1/100th beneficial interest in a zero-coupon United States Treasury security and a stock purchase contract under which the holders were to purchase common stock from the Company not later than August 16, 2001 and the Company was to pay to the holders certain unsecured contract adjustment payments. The distribution rate on the Income Prides was 8.25% per annum and the distribution rate on the Growth Prides was .75% per annum. Distributions of $11.4 million were included as minority interests in the Company’s results of operations for the year ended November 30, 2001. On August 16, 2001, all of the Company’s Feline Prides mandatorily converted into 5,977,109 shares of the Company’s common stock.

NOTE 8: FAIR VALUES OF FINANCIAL
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

     The carrying values and estimated fair values of the Company’s financial instruments, except for those for which the carrying values approximate fair values, are summarized as follows:

	2003		2002

NOVEMBER 30,	Carrying	Estimated	Carrying	Estimated
in thousands	Value	Fair Value	Value	Fair Value

Construction:
Financial liabilities 7 3/4% Senior notes	$175,000	$180,968	$175,000	$179,060
8 3/4% French senior notes	179,865	196,053	149,160	149,906
9 5/8% Senior subordinated notes			124,695	129,600
8 5/8% Senior subordinated notes	200,000	223,666	200,000	209,750
7 3/4% Senior subordinated notes	295,764	316,740
9 1/2% Senior subordinated notes	250,000	281,563	250,000	272,300
Mortgage banking:
Financial assets
Mortgage-backed securities	6,933	7,529	14,776	15,799
Financial liabilities
Collateralized mortgage obligations secured by mortgage-backed securities	6,848	7,182	14,079	14,973

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

NOTE 9: COMMITMENTS AND CONTINGENCIES

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

     Changes in the Company’s warranty liability are as follows:

YEAR ENDED NOVEMBER 30,
in thousands	2003

Balance at November 30, 2002	$58,048
Warranties issued	55,499
Payments and adjustments	(36,599)

Balance at November 30, 2003	$76,948

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

     The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues, start-up expenses, warranty work, contractors license fees and earnest money deposits, among other things. At November 30, 2003, the Company had outstanding approximately $698.7 million and $92.4 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.

     The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. The Company’s investment in these unconsolidated joint ventures was $32.8 million at November 30, 2003. These joint ventures had outstanding secured construction debt of approximately $55.9 million at November 30, 2003. The Company does not typically guarantee the debt of joint ventures.

     Borrowings outstanding and letters of credit issued under the Company’s $1 Billion Credit Facility are guaranteed by certain of the Company’s domestic operating subsidiaries. As of November 30, 2003, such outstanding borrowings and letters of credit totaled $107.1 million and $89.7 million, respectively.

     The Company leases certain property and equipment under non-cancelable operating leases. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, the Company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. The future minimum rental payments under operating leases, which primarily consist of office leases, having initial or remaining noncancelable lease terms in excess of one year are as follows: 2004: $18.9 million; 2005: $12.8 million; 2006: $9.5 million; 2007: $8.2 million; 2008: $5.3 million; and thereafter: $15.9 million. Rental expense for the years ended November 30, 2003, 2002 and 2001 was $16.5 million, $12.2 million and $14.0 million, respectively.

NOTE 10: STOCKHOLDERS’ EQUITY

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

NOTE 11: EMPLOYER BENEFIT
AND STOCK PLANS

Benefits are provided to most employees under the Company’s 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $6.8 million in 2003, $5.4 million in 2002 and $4.3 million in 2001. The assets of the Company’s 401(k) Savings Plan are held by a third party trustee. Plan participants may direct the investment of their funds among one or more of the several fund options offered by the plan. The Company’s common stock is one of the investment choices available to participants. As of November 30, 2003, approximately 10% of the plan’s net assets were invested in the Company’s common stock. As of November 30, 2002 and 2001, less than 5% of the plan’s net assets were invested in the Company’s common stock.

     The Company’s 1999 Incentive Plan (the “1999 Plan”) provides that stock options, associated limited stock appreciation rights, restricted shares of common stock, stock units and other securities may be awarded to eligible individuals for periods of up to 15 years. The Company also has a Performance-Based Incentive Plan for Senior Management (the “Incentive Plan”), a 1998 Stock Incentive Plan (the “1998 Plan”) and a 2001 Stock Incentive Plan (the “2001 Plan”), each of which provide for the same awards as may be made under the 1999 Plan, but require that such awards be subject to certain conditions which are designed to enable the Company to pay annual compensation in excess of $1.0 million to participating executives and maintain tax deductibility for such compensation for the Company. The 1999 Plan and the 2001 Plan are the Company’s primary existing employee stock plans.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2003, 2002 and 2001, respectively: a risk-free interest rate of 2.38%, 2.89% and 3.68%; an expected volatility factor for the market price of the Company’s common stock of 46.91%, 50.86% and 48.88%; a dividend yield of 1.33%, .67% and ..90%; and an expected life of 4 years, 4 years and 4 years. The weighted average fair value of options granted in 2003, 2002 and 2001 was $18.73, $14.54 and $9.09, respectively.

     Stock option transactions are summarized as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	6,447,463	$30.08	6,245,092	$23.78	5,738,732	$19.13
Granted	1,167,496	63.91	1,960,177	43.03	2,138,700	28.24
Exercised	(664,621)	25.13	(1,597,069)	21.80	(1,456,188)	11.90
Cancelled	(136,615)	34.02	(160,737)	25.15	(176,152)	24.74

Options outstanding at end of year	6,813,723	$36.28	6,447,463	$30.08	6,245,092	$23.78

Options exercisable at end of year	4,053,983	$27.85	3,168,539	$24.98	2,843,650	$21.51

Options available for grant at end of year	3,439,296		4,109,608		3,909,248

     Stock options outstanding at November 30, 2003 are as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Options	Life	Price	Options	Price

$12.88 to $25.00	2,119,280	10.85	$22.01	2,119,280	$22.01
$25.45 to $33.38	1,720,825	12.85	28.05	1,120,992	28.00
$33.56 to $45.75	1,759,917	13.73	42.57	713,865	41.79
$47.14 to $66.47	1,213,701	14.72	63.78	99,846	50.80

$12.88 to $66.47	6,813,723	12.79	$36.28	4,053,983	$27.85

     The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax benefit, if any, is recorded as additional paid-in capital.

     In 1991, the board of directors approved the issuance of restricted stock awards of up to an aggregate .6 million shares of common stock to certain officers and key employees. Restrictions lapse each year through May 10, 2005 on specified portions of the shares awarded to each participant so long as the participant has remained in the continuous employ of the Company. Restricted shares under this grant outstanding at the end of the year totaled 43 thousand in 2003, 65 thousand in 2002 and 87 thousand in 2001.

     Effective July 11, 2001, the Company awarded .4 million shares of restricted common stock to its Chairman and Chief Executive Officer in accordance with the terms and conditions of his amended and restated employment agreement. The restrictions imposed with respect to the shares covered by the award lapse on December 31, 2008 if certain conditions are met. During the restriction period, the executive is entitled to vote and receive dividends on such shares. Upon issuance of the .4 million shares, a deferred compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity and is being amortized over the restriction period. The compensation expense associated with the restricted shares totaled $1.5 million, $1.5 million and $.6 million for the years ended November 30, 2003, 2002 and 2001, respectively.

     During 2003 and 2002, the Company repurchased 2.0 million and 4.0 million shares of its common stock at an aggregate price of $108.3 million and $190.8 million, respectively, under stock repurchase programs authorized by its board of directors. On July 10, 2003, the Company’s board of directors approved an increase in the Company’s previously authorized stock repurchase program to permit future purchases of up to 2.0 million additional shares of the Company’s common stock. No shares were repurchased under this authorization as of November 30, 2003.

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

     For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheet. The difference between the Trust share value and the fair market value on the date shares are released from the Trust, for the benefit of employees, is included in additional paid-in capital. Common stock held in the Trust is not considered outstanding in the computation of earnings per share. The Trust held 7.6 million, 7.9 million and 8.1 million shares of common stock at November 30, 2003, 2002 and 2001, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

NOTE 12: POSTRETIREMENT BENEFITS

The Company has two supplemental non-qualified, unfunded retirement plans, the KB Home Supplemental Executive Retirement Plan, restated effective as of July 12, 2001, and the KB Home Retirement Plan, effective as of July 11, 2002, pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement. In connection with the plans, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with each plan are held by a trust, established as part of the plans to implement and carry out the provisions of the plans and to finance the benefits offered under the plans. The trust is the owner and beneficiary of such contracts. The amount of the insurance coverage is designed to provide sufficient revenues to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. As of November 30, 2003 and 2002, the cash surrender value of these insurance contracts was $16.6 million and $8.2 million, respectively. Net periodic benefit costs for the Company’s supplemental retirement plans for the year ended November 30, 2003 totaled $.8 million and were comprised of service costs of $.7 million and interest costs of $.2 million. Net periodic benefit costs for the year ended November 30, 2002 of $2.5 million were comprised of service costs of $2.4 million and interest costs of $.1 million. The projected benefit obligations of $3.4 million and $2.5 million as of November 30, 2003 and 2002, respectively, were equal to the net liabilities recognized in the balance sheet at those dates. For the years ended November 30, 2003 and 2002, the weighted average discount rates used for the KB Home Supplemental Executive Retirement Plan and the KB Home Retirement Plan were 8% and 7%, respectively.

     On November 1, 2001, the Company implemented an unfunded death benefit only plan (the “KB Home Death Benefit Only Plan”) for certain key management employees. In connection with the plan, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such contracts. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. As of November 30, 2003 and 2002, the cash surrender value under these policies was $8.7 million and $6.0 million, respectively. Net periodic benefit costs for the KB Home Death Benefit Only Plan for the year ended November 30, 2003 totaled $.3 million and were comprised of service costs of $.2 million and interest costs of $45 thousand. For the year ended November 30, 2002, these costs totaled $.5 million and were comprised of service costs of $.5 million and interest costs of $40 thousand. The projected benefit obligations at November 30, 2003 and 2002 of $.8 million and $.5 million, respectively, were equal to the net liabilities recognized in the balance sheet at those dates. For the years ended November 30, 2003 and 2002, the weighted average discount rate used for the KB Home Death Benefit Only Plan was 8%.

NOTE 13: INCOME TAXES

The components of pretax income are as follows:

YEARS ENDED NOVEMBER 30,
in thousands	2003	2002	2001

United States	$492,070	$430,450	$286,629
France	61,394	38,800	37,888

Total pretax income	$553,464	$469,250	$324,517

     The components of income taxes are as follows:

in thousands	Total	Federal	State	France

2003
Currently payable	$192,506	$149,736	$24,500	$18,270
Deferred	(9,806)	(15,370)		5,564

Total	$182,700	$134,366	$24,500	$23,834

2002
Currently payable	$206,283	$168,063	$23,000	$15,220
Deferred	(51,383)	(50,955)		(428)

Total	$154,900	$117,108	$23,000	$14,792

2001
Currently payable	$156,051	$134,755	$17,500	$3,796
Deferred	(45,751)	(57,321)		11,570

Total	$110,300	$77,434	$17,500	$15,366

     Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. Significant components of the Company’s deferred tax liabilities and assets are as follows:

NOVEMBER 30,
in thousands	2003	2002

Deferred tax liabilities:
Installment sales	$57,933	$34,045
Bad debt and other reserves	403	286
Capitalized expenses	21,448	16,917
Repatriation of French subsidiaries	19,093	9,927
Depreciation and amortization	7,664
Other	1,687	935

Total deferred tax liabilities	108,228	62,110

Deferred tax assets:
Warranty, legal and other accruals	66,677	55,765
Depreciation and amortization		20,687
Capitalized expenses	21,904	24,663
Partnerships and joint ventures	63,312	61,420
Employee benefits	27,309	18,661
Noncash charge for impairment of long-lived assets	6,715	8,756
French minority interest	8,325	9,201
Tax credits	53,232	22,845
Foreign tax credits	19,064	9,880
Other	7,586	8,254

Total deferred tax assets	274,124	240,132

Net deferred tax assets	$165,896	$178,022

     Income taxes computed at the statutory United States federal income tax rate and income tax expense provided in the financial statements differ as follows:

YEARS ENDED NOVEMBER 30,
in thousands	2003	2002	2001

Amount computed at statutory rate	$193,712	$164,238	$113,581
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	15,925	14,950	11,375
Difference in French tax rate	389	59	640
Intercompany dividends	2,540	(14)	5,019
Tax credits	(22,199)	(22,155)	(26,314)
Other, net	(7,667)	(2,178)	5,999

Total	$182,700	$154,900	$110,300

     The Company has commitments to invest $.6 million over two years in affordable housing partnerships which are scheduled to provide tax credits.

NOTE 14: GEOGRAPHICAL INFORMATION

     The following table presents information about the Company by geographic area.

		Identifiable
in thousands	Revenues	Assets

2003
Construction:
West Coast	$1,971,487	$1,077,003
Southwest	1,195,683	796,950
Central	1,155,359	851,793
Southeast	547,993	368,844
France	904,907	888,156

Total construction	5,775,429	3,982,746
Mortgage banking	75,125	253,113

Total	$5,850,554	$4,235,859

2002
Construction:
West Coast	$1,716,078	$1,028,564
Southwest	1,022,746	661,758
Central	1,413,173	724,980
Southeast	111,143	120,730
France	675,754	855,402

Total construction	4,938,894	3,391,434
Mortgage banking	91,922	634,106

Total	$5,030,816	$4,025,540

2001
Construction:
West Coast	$1,605,917	$995,826
Southwest	992,949	494,519
Central	1,326,133	697,692
France	576,716	795,485

Total construction	4,501,715	2,983,522
Mortgage banking	72,469	709,344

Total	$4,574,184	$3,692,866

NOTE 15: QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended November 30, 2003 and 2002 follow:

in thousands,
except per share amounts	First	Second	Third	Fourth

2003
Revenues	$1,094,950	$1,440,104	$1,442,259	$1,873,241
Operating income	90,434	132,410	151,078	224,754
Pretax income	78,839	121,474	146,015	207,136
Net income	52,839	81,374	97,815	138,736
Basic earnings per share	1.32	2.05	2.51	3.57
Diluted earnings per share	1.25	1.94	2.33	3.31

2002
Revenues	$915,665	$1,139,654	$1,292,969	$1,682,528
Operating income	71,265	102,108	135,402	201,648
Pretax income	63,664	95,662	125,192	184,732
Net income	42,664	64,062	83,892	123,732
Basic earnings per share	1.00	1.50	2.06	3.09
Diluted earnings per share	.95	1.42	1.95	2.92

     Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

NOTE 16: SUPPLEMENTAL GUARANTOR INFORMATION

The Company’s obligations to pay principal, premium, if any, and interest under certain debt instruments are guaranteed on a joint and several basis by certain of the Company’s domestic operating subsidiaries (“Guarantor Subsidiaries”). The guarantees are full and unconditional and the guarantor subsidiaries are 100% owned by KB Home. The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

C O N D E N S E D    C O N S O L I D A T I N G    S T A T E M E N T S    O F    I N C O M E

YEAR ENDED NOVEMBER 30, 2003	KB Home	Guarantor	Non-Guarantor	Consolidating
in thousands	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues		$4,023,339	$1,827,215		$5,850,554

Construction:
Revenues		4,023,339	1,752,090		5,775,429
Construction and land costs		(3,067,398)	(1,411,621)		(4,479,019)
Selling, general and administrative expenses	$(81,751)	(417,812)	(233,948)		(733,511)

Operating income	(81,751)	538,129	106,521		562,899
Interest expense, net of amounts capitalized	95,451	(75,422)	(43,809)		(23,780)
Minority interests	(16,878)	(4,258)	(5,753)		(26,889)
Other income	600	1,202	3,655		5,457

Construction pretax income (loss)	(2,578)	459,651	60,614		517,687
Mortgage banking pretax income			35,777		35,777

Total pretax income (loss)	(2,578)	459,651	96,391		553,464
Income taxes	800	(151,700)	(31,800)		(182,700)
Equity in earnings of subsidiaries	540,517			$(540,517)

Net income	$538,739	$307,951	$64,591	$(540,517)	$370,764

YEAR ENDED NOVEMBER 30, 2002	KB Home	Guarantor	Non-Guarantor	Consolidating
in thousands	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues		$3,956,193	$1,074,623		$5,030,816

Construction:
Revenues		3,956,193	982,701		4,938,894
Construction and land costs		(3,102,531)	(787,712)		(3,890,243)
Selling, general and administrative expenses	$(64,735)	(406,254)	(124,745)		(595,734)

Operating income	(64,735)	447,408	70,244		452,917
Interest expense, net of amounts capitalized	68,612	(73,026)	(28,316)		(32,730)
Minority interests	(10,800)	1	(6,195)		(16,994)
Other income	1,247	4,415	2,889		8,551

Construction pretax income (loss)	(5,676)	378,798	38,622		411,744
Mortgage banking pretax income			57,506		57,506

Total pretax income (loss)	(5,676)	378,798	96,128		469,250
Income taxes	1,800	(125,000)	(31,700)		(154,900)
Equity in earnings of subsidiaries	482,243			$(482,243)

Net income	$478,367	$253,798	$64,428	$(482,243)	$314,350

YEAR ENDED NOVEMBER 30, 2001	KB Home	Guarantor	Non-Guarantor	Consolidating
in thousands	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues		$3,727,725	$846,459		$4,574,184

Construction:
Revenues		3,727,725	773,990		4,501,715
Construction and land costs		(3,000,549)	(612,387)		(3,612,936)
Selling, general and administrative expenses	$(78,228)	(357,150)	(101,085)		(536,463)

Operating income	(78,228)	370,026	60,518		352,316
Interest expense, net of amounts capitalized	79,299	(101,608)	(18,763)		(41,072)
Minority interests	(21,511)	85	(6,506)		(27,932)
Other income (expense)	(709)	6,042	2,101		7,434

Construction pretax income (loss)	(21,149)	274,545	37,350		290,746
Mortgage banking pretax income			33,771		33,771

Total pretax income (loss)	(21,149)	274,545	71,121		324,517
Income taxes	7,200	(93,300)	(24,200)		(110,300)
Equity in earnings of subsidiaries	349,917			$(349,917)

Net income	$335,968	$181,245	$46,921	$(349,917)	$214,217

C O N D E N S E D    C O N S O L I D A T I N G    B A L A N C E    S H E E T S

NOVEMBER 30, 2003	KB Home	Guarantor	Non-Guarantor	Consolidating
in thousands	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Construction:
Cash and cash equivalents	$28,386	$(49,061)	$137,230		$116,555
Trade and other receivables	2,032	60,663	367,571		430,266
Inventories		2,131,061	752,421		2,883,482
Other assets	443,076	23,877	85,490		552,443

	473,494	2,166,540	1,342,712		3,982,746
Mortgage banking			253,113		253,113
Investment in subsidiaries	284,283			$(284,283)

Total assets	$757,777	$2,166,540	$1,595,825	$(284,283)	$4,235,859

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$145,049	$469,159	$514,706		$1,128,914
Mortgages and notes payable	1,027,864	21,301	204,767		1,253,932

	1,172,913	490,460	719,473		2,382,846
Minority interests in consolidated subsidiaries and joint ventures	68,673	4,889	15,669		89,231
Mortgage banking			170,931		170,931
Intercompany	(2,076,660)	1,671,191	405,469
Stockholders’ equity	1,592,851		284,283	$(284,283)	1,592,851

Total liabilities and stockholders’ equity	$757,777	$2,166,540	$1,595,825	$(284,283)	$4,235,859

	KB Home	Guarantor	Non-Guarantor	Consolidating
NOVEMBER 30, 2002	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
in thousands
Assets
Construction:
Cash and cash equivalents	$269,209	$(65,965)	$106,190		$309,434
Trade and other receivables	5,567	62,681	335,709		403,957
Inventories		1,700,276	473,221		2,173,497
Other assets	412,956	17,284	74,306		504,546

	687,732	1,714,276	989,426		3,391,434
Mortgage banking			634,106		634,106
Investment in subsidiaries	223,731			$(223,731)

Total assets	$911,463	$1,714,276	$1,623,532	$(223,731)	$4,025,540

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$144,569	$396,584	$412,960		$954,113
Mortgages and notes payable	932,646	2,959	231,448		1,167,053

	1,077,215	399,543	644,408		2,121,166
Minority interests in consolidated subsidiaries and joint ventures	58,078	125	16,063		74,266
Mortgage banking			555,757		555,757
Intercompany	(1,498,184)	1,314,608	183,576
Stockholders’ equity	1,274,354		223,728	$(223,731)	1,274,351

Total liabilities and stockholders’ equity	$911,463	$1,714,276	$1,623,532	$(223,731)	$4,025,540

C O N D E N S E D    C O N S O L I D A T I N G    S T A T E M E N T S    O F    C A S H    F L O W S

	KB Home	Guarantor	Non-Guarantor	Consolidating
YEAR ENDED NOVEMBER 30, 2003	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
in thousands
Cash flows from operating activities:
Net income	$538,739	$307,951	$64,591	$(540,517)	$370,764
Adjustments to reconcile net income to cash provided (used) by operating activities	(2,570)	(313,233)	407,197		91,394

Net cash provided (used) by operating activities	536,169	(5,282)	471,788	(540,517)	462,158

Cash flows from investing activities:
Acquisitions, net of cash acquired			(105,622)		(105,622)
Other, net	(1,768)	(11,851)	4,563		(9,056)

Net cash used by investing activities	(1,768)	(11,851)	(101,059)		(114,678)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(75,850)		(440,427)		(516,277)
Proceeds from issuance of notes	295,332				295,332
Redemption of notes	(129,016)				(129,016)
Repurchases of common stock	(108,332)				(108,332)
Other, net	18,726	(14,594)	(85,185)		(81,053)
Intercompany	(776,084)	48,632	186,935	540,517

Net cash provided (used) by financing activities	(775,224)	34,038	(338,677)	540,517	(539,346)

Net increase (decrease) in cash and cash equivalents	(240,823)	16,905	32,052		(191,866)
Cash and cash equivalents at beginning of year	269,209	(65,965)	126,741		329,985

Cash and cash equivalents at end of year	$28,386	$(49,060)	$158,793	$	$138,119

YEAR ENDED NOVEMBER 30, 2002	KB Home	Guarantor	Non-Guarantor	Consolidating
in thousands	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net income	$478,367	$253,798	$64,428	$(482,243)	$314,350
Adjustments to reconcile net income to cash provided (used) by operating activities	26,413	(87,331)	103,558		42,640

Net cash provided (used) by operating activities	504,780	166,467	167,986	(482,243)	356,990

Cash flows from investing activities:
Acquisitions, net of cash acquired			(27,548)		(27,548)
Other, net	(35,627)	1,437	8,927		(25,263)

Net cash provided (used) by investing activities	(35,627)	1,437	(18,621)		(52,811)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	15,000		(254,076)		(239,076)
Proceeds from issuance of notes	198,412		144,302		342,714
Redemption of notes	(175,000)				(175,000)
Repurchases of common stock	(190,784)				(190,784)
Other, net	39,768	(25,540)	(7,609)		6,619
Intercompany	(380,100)	(147,107)	44,964	482,243

Net cash provided (used) by financing activities	(492,704)	(172,647)	(72,419)	482,243	(255,527)

Net increase (decrease) in cash and cash equivalents	(23,551)	(4,743)	76,946		48,652
Cash and cash equivalents at beginning of year	292,760	(61,222)	49,795		281,333

Cash and cash equivalents at end of year	$269,209	$(65,965)	$126,741	$	$329,985

YEAR ENDED NOVEMBER 30, 2001	KB Home	Guarantor	Non-Guarantor	Consolidating
in thousands	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net income	$335,968	$181,245	$46,921	$(349,917)	$214,217
Adjustments to reconcile net income to cash provided (used) by operating activities	46,722	(6,125)	(208,894)		(168,297)

Net cash provided (used) by operating activities	382,690	175,120	(161,973)	(349,917)	45,920

Cash flows from investing activities:
Acquisitions, net of cash acquired			(53,724)		(53,724)
Other, net	(5,307)	(572)	11,353		5,474

Net cash provided (used) by investing activities	(5,307)	(572)	(42,371)		(48,250)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	(191,000)		222,336		31,336
Proceeds from issuance of notes	247,500				247,500
Other, net	(3,858)	(16,294)	(8,102)		(28,254)
Intercompany	(147,567)	(199,926)	(2,424)	349,917

Net cash provided (used) by financing activities	(94,925)	(216,220)	211,810	349,917	250,582

Net increase (decrease) in cash and cash equivalents	282,458	(41,672)	7,466		248,252
Cash and cash equivalents at beginning of year	10,302	(19,550)	42,329		33,081

Cash and cash equivalents at end of year	$292,760	$(61,222)	$49,795	$	$281,333

NOTE 17: SUBSEQUENT EVENTS (UNAUDITED)

On December 5, 2003, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $1.00 per share from $.30 per share. The first quarterly cash dividend at the increased rate of $.25 per share will be paid on February 25, 2004 to shareholders of record on February 11, 2004.

     On January 6, 2004, the Company acquired South Carolina-based Palmetto Traditional Homes (“Palmetto”), a privately-held builder of single-family homes, for $45.3 million, including the assumption of debt. Palmetto generated revenues of approximately $90.0 million and delivered 570 homes in Charleston and Columbia, South Carolina in 2003. The Palmetto acquisition marks the Company’s entry into South Carolina. The results of Palmetto will be reflected as part of the Company’s Southeast region operations.

     On January 28, 2004, the Company issued $250.0 million of 5¾% senior notes (the “$250.0 Million Senior Notes”) at 99.474% of the principal amount of the notes in a private placement. The notes, which are due February 1, 2014, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $250.0 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $250.0 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $250.0 Million Senior Notes to repay borrowings outstanding under the $1 Billion Credit Facility. The Company has agreed to file a registration statement with the SEC relating to an offer to exchange the $250.0 Million Senior Notes for registered notes issued by the Company on substantially identical terms, except that they will be fully transferable.

Report of Independent Auditors

To the Board of Directors and Stockholders of KB Home:

We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States.

Los Angeles, California
December 17, 2003

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

     Management is responsible for maintaining a system of internal control over financial reporting that provides reasonable assurance, at an appropriate cost-benefit relationship, about the reliability of financial reporting. The system contains self-monitoring mechanisms, and is regularly tested by the Company’s internal auditors. Actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations – including the possibility of the circumvention or over-riding of controls – and therefore can provide only reasonable assurance with respect to the financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

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

Domenico Cecere
Senior Vice President and Chief Financial Officer
December 17, 2003

Stockholder Information

C O M M O N    S T O C K    P R I C E S

	2003		2002

	High	Low	High	Low

First Quarter	$49.00	$39.64	$44.34	$32.80
Second Quarter	62.70	42.41	53.60	39.31
Third Quarter	71.55	54.82	54.39	40.07
Fourth Quarter	71.85	53.87	53.00	41.20

D I V I D E N D    D A T A

KB Home paid a quarterly cash dividend of $.075 per common share in 2003 and 2002. In December 2003, the Company increased its quarterly cash dividend to $.25 per common share.

A N N U A L    S T O C K H O L D E R S’    M E E T I N G

The 2004 Annual Stockholders’ meeting will be held at the W Los Angeles hotel, 930 Hilgard Avenue, in Los Angeles, California, at 9:00 a.m. on Thursday, April 1, 2004.

S T O C K    E X C H A N G E    L I S T I N G S

KB Home’s common stock is listed on the New York Stock Exchange and is also traded on the Boston, Chicago, National, Pacific and Philadelphia Exchanges. The ticker symbol is KBH.

Kaufman & Broad S.A., the Company’s French subsidiary, is listed on the Paris Bourse. The ticker symbol is KOF. Kaufman & Broad S.A.’s web site address is ketb.com.

T R A N S F E R    A G E N T

Mellon Investor Services LLC
P.O. Box 3315
South Hackensack, New Jersey 07606
(800) 356-2017
melloninvestor.com

I N D E P E N D E N T    A U D I T O R S

Ernst & Young LLP
Los Angeles, California

S T O C K H O L D E R    I N F O R M A T I O N

The Company’s common stock is traded on the New York Stock Exchange under the symbol KBH. There were 54,137,110 shares of common stock outstanding as of January 31, 2004 .

FORM 10-K

The Company’s 2003 Report on Form 10-K filed with the Securities and Exchange Commission may be obtained without charge by writing to the Company’s investor relations department at investorrelations@kbhome.com or by visiting the Company’s web site at kbhome.com.

H E A D Q U A R T E R S

KB Home
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
(310) 231-4222 Fax
Location and community information:
kbhome.com
(888) KB-HOMES

I N V E S T O R    C O N T A C T

Kelly Masuda
Vice President, Capital Markets and Treasurer
KB Home
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
kmasuda@kbhome.com

B O N D H O L D E R    S E R V I C E S    A D D R E S S    &
P H O N E    N U M B E R

7 3/4   $175.0 million Senior Notes –   Due 10/15/04
8 5/8   $200.0 million Senior Subordinated Notes – Due 12/15/08
7 3/4   $300.0 million Senior Subordinated Notes – Due 2/1/10
9 1/2   $250.0 million Senior Subordinated Notes – Due 2/15/11
5 3/4   $250.0 million Senior Notes – Due 2/1/14

Trustee:
Sun Trust Bank
Corporate Trust Division
Mail Code 008
25 Park Place, 24th Floor
Atlanta, Georgia 30303-2900
muriel.shaw@suntrust.com
(404) 588-7067

LIST OF EXHIBITS FILED

Sequential
Exhibit		Page
Number	Description	Number

10.22	KB Home Non-Employee Directors Stock Plan, as amended and restated as of July 10, 2003
10.23	Revolving Loan Agreement, dated as of October 24, 2003, among the Company, the banks party thereto, Bank of America, N.A. as Administrative Agent and Bank One, NA as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager
13	Pages 45 through 84 and page 88 of KB Home’s 2003 Annual Report to Stockholders
21	Subsidiaries of the Registrant
23	Consent of Independent Auditors
31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002