Form 10-Q
period 2004-02-29
KB HOME
filed 2004-04-14
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 29, 2004.

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

Yes ☒       No ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF FEBRUARY 29, 2004.

Common stock, par value $1.00 per share, 46,713,954 shares outstanding, including 7,419,320 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 7,448,100 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts — Unaudited)

	Three Months Ended
	February 29,	February 28,
	2004	2003
Total revenues	$1,353,409	$1,094,950

Construction:
Revenues	$1,341,879	$1,081,426
Construction and land costs	(1,043,068)	(848,029)
Selling, general and administrative expenses	(179,332)	(146,676)

Operating income	119,479	86,721
Interest income	1,189	758
Interest expense, net of amounts capitalized	(4,521)	(10,446)
Minority interests	(8,706)	(2,075)
Equity in pretax income of unconsolidated joint ventures	1,237	168

Construction pretax income	108,678	75,126

Mortgage banking:
Revenues:
Interest income	2,565	4,455
Other	8,965	9,069

	11,530	13,524
Expenses:
Interest	(1,063)	(2,170)
General and administrative	(8,437)	(7,641)

Mortgage banking pretax income	2,030	3,713

Total pretax income	110,708	78,839
Income taxes	(36,500)	(26,000)

Net income	$74,208	$52,839

Basic earnings per share	$1.90	$1.32

Diluted earnings per share	$1.75	$1.25

Basic average shares outstanding	39,157	40,175

Diluted average shares outstanding	42,356	42,279

Cash dividends per common share	$.250	$.075

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	February 29,	November 30,
	2004	2003
ASSETS
Construction:
Cash and cash equivalents	$160,599	$116,555
Trade and other receivables	432,569	430,266
Inventories	3,216,485	2,883,482
Investments in unconsolidated joint ventures	36,357	32,797
Deferred income taxes	162,360	165,896
Goodwill	238,211	228,999
Other assets	139,415	124,751

	4,385,996	3,982,746

Mortgage banking:
Cash and cash equivalents	68,578	21,564
Receivables:
First mortgages and mortgage-backed securities	6,802	7,707
First mortgages held under commitments of sale and other receivables	154,587	211,825
Other assets	12,603	12,017

	242,570	253,113

Total assets	$4,628,566	$4,235,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction:
Accounts payable	$623,450	$554,387
Accrued expenses and other liabilities	493,912	574,527
Mortgages and notes payable	1,565,706	1,253,932

	2,683,068	2,382,846

Mortgage banking:
Accounts payable and accrued expenses	35,266	31,858
Notes payable	125,747	132,225
Collateralized mortgage obligations secured by mortgage-backed securities	4,313	6,848

	165,326	170,931

Minority interests in consolidated subsidiaries and joint ventures	98,429	89,231

Common stock	54,162	54,077
Paid-in capital	549,622	538,241
Retained earnings	1,526,733	1,462,342
Accumulated other comprehensive income	47,078	38,488
Deferred compensation	(7,146)	(7,512)
Grantor stock ownership trust, at cost	(161,253)	(165,332)
Treasury stock, at cost	(327,453)	(327,453)

Total stockholders’ equity	1,681,743	1,592,851

Total liabilities and stockholders’ equity	$4,628,566	$4,235,859

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Three Months Ended
	February 29,	February 28,
	2004	2003
Cash flows from operating activities:
Net income	$74,208	$52,839
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in pretax income of unconsolidated joint ventures	(1,237)	(168)
Minority interests	8,706	2,075
Amortization of discounts and issuance costs	407	1,109
Depreciation and amortization	5,233	4,969
Provision for deferred income taxes	3,536	891
Change in assets and liabilities, net of effects from acquisition:
Receivables	55,403	285,330
Inventories	(267,273)	(119,347)
Accounts payable, accrued expenses and other liabilities	(18,650)	(143,383)
Other, net	(1,829)	(28,926)

Net cash provided (used) by operating activities	(141,496)	55,389

Cash flows from investing activities:
Acquisition, net of cash acquired	(46,857)
Investments in unconsolidated joint ventures	(2,323)	(3,735)
Net sales of mortgages held for long-term investment	139	3,865
Payments received on first mortgages and mortgage-backed securities	766	1,401
Purchases of property and equipment, net	(4,117)	(2,087)

Net cash used by investing activities	(52,392)	(556)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	35,878	(253,681)
Proceeds from issuance of senior subordinated notes		295,332
Proceeds from issuance of senior notes	248,685
Redemption of senior subordinated notes		(129,016)
Payments on collateralized mortgage obligations	(2,535)	(1,241)
Payments on mortgages, land contracts and other loans	(3,302)	(26,057)
Issuance of common stock under employee stock plans	15,545	13,277
Payments from (to) minority interests	492	(2,829)
Payments of cash dividends	(9,817)	(3,029)
Repurchases of common stock		(23,789)

Net cash provided (used) by financing activities	284,946	(131,033)

Net increase (decrease) in cash and cash equivalents	91,058	(76,200)
Cash and cash equivalents at beginning of period	138,119	329,985

Cash and cash equivalents at end of period	$229,177	$253,785

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$19,492	$21,853

Income taxes paid	$20,342	$17,553

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$16,331	$16,978

Inventory of consolidated variable interest entities	$8,995	$

See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of February 29, 2004, the results of its consolidated operations for the three months ended February 29, 2004 and February 28, 2003, and its consolidated cash flows for the three months ended February 29, 2004 and February 28, 2003. The results of operations for the three months ended February 29, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2003 has been taken from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2003 contained in the Company’s 2003 Annual Report to Stockholders.

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

Stock based compensation

The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and, therefore, recorded no compensation expense in the determination of net income during the three-month periods ended February 29, 2004 and February 28, 2003. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in the three-month periods ended February 29, 2004 and February 28, 2003 (in thousands, except per share amounts):

	Three Months Ended
	February 29,	February 28,
	2004	2003
Net income-as reported	$74,208	$52,839
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(3,034)	(3,394)

Pro forma net income	$71,174	$49,445

Earnings per share:
Basic-as reported	$1.90	$1.32
Basic-pro forma	1.82	1.23
Diluted-as reported	1.75	1.25
Diluted-pro forma	1.70	1.19

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies (continued)

Earnings per share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts.

The following table presents a reconciliation of average shares outstanding (in thousands):

	Three Months Ended
	February 29,	February 28,
	2004	2003
Basic average shares outstanding	39,157	40,175
Net effect of stock options assumed to be exercised	3,199	2,104

Diluted average shares outstanding	42,356	42,279

Comprehensive income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended
	February 29,	February 28,
	2004	2003
Net income	$74,208	$52,839
Foreign currency translation adjustments	8,590	(9,949)
Net unrealized loss on hedges		(6,124)

Comprehensive income	$82,798	$36,766

The accumulated balances of other comprehensive income in the balance sheets as of February 29, 2004 and November 30, 2003 are comprised solely of cumulative foreign currency translation adjustments of $47.1 million and $38.5 million, respectively.

2.	Inventories

Inventories consist of the following (in thousands):

	February 29,	November 30,
	2004	2003
Homes, lots and improvements in production	$2,589,111	$2,325,136
Land under development	627,374	558,346

Total inventories	$3,216,485	$2,883,482

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Inventories (continued)

The Company’s interest costs are as follows (in thousands):

	Three Months Ended
	February 29,	February 28,
	2004	2003
Capitalized interest, beginning of period	$122,741	$97,096
Interest incurred	30,600	30,768
Interest expensed	(4,521)	(10,446)
Interest amortized	(15,720)	(14,461)

Capitalized interest, end of period	$133,100	$102,957

3.	Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”). FASB Interpretation No. 46 is intended to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities (referred to as “variable interest entities” or “VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46, an enterprise that absorbs a majority of the VIEs expected losses, receives a majority of the VIEs expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. FASB Interpretation No. 46 applied immediately to VIEs created after January 31, 2003. For VIEs created on or before January 31, 2003, FASB Interpretation No. 46 is effective no later than the first interim or annual period ending after March 15, 2004.

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

In compliance with FASB Interpretation No. 46, the Company analyzed its land option contracts and other contractual arrangements entered into after January 31, 2003 and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $36.4 million to inventory and other liabilities in the Company’s consolidated balance sheet at February 29, 2004. The Company’s cash deposits related to these land option contracts totaled $1.9 million at February 29, 2004. Creditors, if any, of these VIEs have no recourse against the Company. As of February 29, 2004, excluding consolidated VIEs, the Company had cash deposits and/or letters of credit totaling $107.6 million which were associated with land option contracts having an aggregate purchase price of $1.99 billion. The Company is in the process of evaluating contracts entered into on or before January 31, 2003 in order to assess the extent of its interests. Depending upon the specific terms or conditions of such entities, the Company may be required to consolidate other VIEs in subsequent periods. This evaluation will be completed for the quarter ending May 31, 2004.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Goodwill

The changes in the carrying amount of goodwill for the three months ended February 29, 2004, by segment, are as follows (in thousands):

		Mortgage
	Construction	Banking	Total
Goodwill, November 30, 2003	$228,999	$	$228,999
Goodwill acquired	6,958		6,958
Foreign currency translation	2,254		2,254

Goodwill, February 29, 2004	$238,211	$	$238,211

5.	Accounting for Derivative Instruments and Hedging Activities

To meet the financing needs of its customers, the Company’s mortgage banking subsidiary is party to interest rate lock commitments (“IRLCs”), which are extended to borrowers who have applied for funding and meet certain defined credit and underwriting criteria. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company’s mortgage banking subsidiary classifies and accounts for IRLCs as non-designated derivative instruments at fair value with gains and losses recorded to earnings.

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

On May 31, 2003, the Company’s mortgage banking subsidiary elected to discontinue its accounting for derivative instruments as cash flow hedges. Accordingly, all derivative instruments as of June 1, 2003 are carried in the balance sheet at fair value, with changes in the value recorded directly to earnings. Prior to this election, the mortgage forward delivery contracts and non-mandatory commitments were designated as cash flow hedges and changes in the fair value of these instruments were recognized in other comprehensive income until such time that earnings were affected by the underlying hedged item. The Company intends to designate mortgage forward delivery contracts and non-mandatory commitments as fair value hedges in the third quarter of fiscal year 2004. The Company believes this designation will not materially impact its financial position or results of operations.

The following table summarizes the interest rate sensitive instruments of the mortgage banking operations (in thousands):

	February 29, 2004		November 30, 2003
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Instruments:
Loans held for sale	$133,230	$133,230	$197,627	$197,605
Forward delivery contracts	157,750	(780)	290,915	152
IRLCs	74,546	489	60,282	78

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Mortgages and Notes Payable

On January 28, 2004, the Company issued $250.0 million of 5 3/4% senior notes (“$250.0 Million Senior Notes”) at 99.474% of the principal amount of the notes in a private placement. The notes, which are due February 1, 2014, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $250.0 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $250.0 Million Senior Notes are unconditionally guaranteed jointly and severally by certain of the Company’s domestic operating subsidiaries (“Guarantor Subsidiaries”), on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $250.0 Million Senior Notes to repay borrowings outstanding under its $1.00 billion unsecured revolving credit facility (“$1 Billion Credit Facility”). The Company has agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the $250.0 Million Senior Notes for registered notes issued by the Company on substantially identical terms, except that they will be fully transferable.

7.	Commitments and Contingencies

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

Changes in the Company’s warranty liability are as follows (in thousands):

	Three Months Ended
	February 29,	February 28,
	2004	2003
Balance, beginning of period	$76,948	$58,048
Warranties issued	12,457	13,067
Payments and adjustments	(8,798)	(9,399)

Balance, end of period	$80,607	$61,716

In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales, commercial construction and mortgage loan originations that may be affected by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Based on historical evidence, the Company does not believe any of these representations, warranties or guarantees would result in a material effect on its financial condition or results of operations.

The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues, start-up expenses, warranty work, contractors license fees and earnest money deposits, among other things. At February 29, 2004, the Company had outstanding approximately $712.3 million and $112.6 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit are likely to be called.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Commitments and Contingencies (continued)

The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. The Company’s investment in these unconsolidated joint ventures was $36.4 million at February 29, 2004. These joint ventures had secured construction debt of approximately $76.5 million outstanding at February 29, 2004. The Company does not typically guarantee the debt of joint ventures.

Borrowings outstanding and letters of credit issued under the Company’s $1 Billion Credit Facility are guaranteed by the Guarantor Subsidiaries. As of February 29, 2004, such borrowings and letters of credit totaled $131.2 million and $112.5 million, respectively.

8.	Stockholders Equity

On December 5, 2003, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $1.00 per share from $.30 per share. The first quarterly dividend at the increased rate of $.25 per share was paid on February 25, 2004 to shareholders of record on February 11, 2004.

9.	Acquisition

On January 6, 2004, the Company acquired Palmetto Traditional Homes (“Palmetto”), a privately-held builder of single-family homes in several metropolitan areas of South Carolina, including Charleston and Columbia. The Palmetto acquisition marks the Company’s entry into South Carolina. The results of Palmetto were reflected as part of the Company’s Southeast region operations as of the acquisition date. The pro forma results of the Company for the three months ended February 29, 2004 and February 28, 2003, assuming the acquisition had been made at the beginning of each period, would not be materially different from reported results.

10.	Recent Accounting Pronouncement

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”), which provides guidance regarding IRLCs that are accounted for as derivative instruments under SFAS No. 133. In SAB No. 105, the Securities and Exchange Commission stated that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of derivative IRLCs and such value should not be recognized until the underlying loans are sold. This guidance must be applied to IRLCs initiated after March 31, 2004. The Company’s current accounting policy for fair value determination of IRLCs requires consideration of the terms of the individual IRLCs in comparison to available market rates. The value of servicing rights and other intangible components representing potential economic gains the Company expects to receive upon disposition of its funded loans is not included in the determination of the fair value of IRLCs throughout the period IRLCs are outstanding. Accordingly, the Company believes that implementation of SAB No. 105 will not have a material impact on its results of operations.

11.	Supplemental Guarantor Information

The Company’s obligation to pay principal, premium, if any, and interest under certain debt instruments are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by KB Home. The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Supplemental Guarantor Information (continued)

Condensed Consolidating Income Statements Three Months Ended February 29, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$	$915,925	$437,484	$	$1,353,409

Construction:
Revenues		915,925	425,954		1,341,879
Construction and land costs		(697,009)	(346,059)		(1,043,068)
Selling, general and administrative expenses	(22,618)	(93,921)	(62,793)		(179,332)

Operating income (loss)	(22,618)	124,995	17,102		119,479
Interest expense, net of amounts capitalized	34,785	(24,956)	(14,350)		(4,521)
Minority interests	(1,881)	(5,186)	(1,639)		(8,706)
Other expense	66	279	2,081		2,426

Construction pretax income	10,352	95,132	3,194		108,678
Mortgage banking pretax income			2,030		2,030

Total pretax income	10,352	95,132	5,224		110,708
Income taxes	(3,500)	(31,400)	(1,600)		(36,500)
Equity in earnings of subsidiaries	100,192			(100,192)

Net income	$107,044	$63,732	$3,624	$(100,192)	$74,208

Three Months Ended February 28, 2003 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$	$835,020	$259,930	$	$1,094,950

Construction:
Revenues		835,020	246,406		1,081,426
Construction and land costs		(647,566)	(200,463)		(848,029)
Selling, general and administrative expenses	(16,687)	(92,830)	(37,159)		(146,676)

Operating income (loss)	(16,687)	94,624	8,784		86,721
Interest expense, net of amounts capitalized	16,147	(18,064)	(8,529)		(10,446)
Minority interests	(1,004)		(1,071)		(2,075)
Other expense	200	339	387		926

Construction pretax income (loss)	(1,344)	76,899	(429)		75,126
Mortgage banking pretax income			3,713		3,713

Total pretax income (loss)	(1,344)	76,899	3,284		78,839
Income taxes	300	(25,400)	(900)		(26,000)
Equity in earnings of subsidiaries	79,911			(79,911)

Net income	$78,867	$51,499	$2,384	$(79,911)	$52,839

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheet February 29, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments		Total
Assets
Construction:
Cash and cash equivalents	$7,268	$(58,524)	$211,855	$		$160,599
Trade and other receivables	2,916	63,187	366,466			432,569
Inventories		2,357,685	858,800			3,216,485
Other assets	462,026	24,245	90,072			576,343

	472,210	2,386,593	1,527,193			4,385,996
Mortgage banking			242,570			242,570
Investment in subsidiaries	385,929				(385,929)

Total assets	$858,139	$2,386,593	$1,769,763		$(385,929)	$4,628,566

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$139,030	$430,617	$547,715	$		$1,117,362
Mortgages and notes payable	1,300,793	35,034	229,879			1,565,706

	1,439,823	465,651	777,594			2,683,068
Minority interests in consolidated subsidiaries and joint ventures	70,554	10,075	17,800			98,429
Mortgage banking			165,326			165,326
Intercompany	(2,333,981)	1,813,295	520,686
Stockholders’ equity	1,681,743	97,572	288,357		(385,929)	1,681,743

Total liabilities and stockholders’ equity	$858,139	$2,386,593	$1,769,763		$(385,929)	$4,628,566

November 30, 2003 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments		Total
Assets
Construction:
Cash and cash equivalents	$28,386	$(49,061)	$137,230	$		$116,555
Trade and other receivables	2,032	60,663	367,571			430,266
Inventories		2,131,061	752,421			2,883,482
Other assets	443,076	23,877	85,490			552,443

	473,494	2,166,540	1,342,712			3,982,746
Mortgage banking			253,113			253,113
Investment in subsidiaries	284,283				(284,283)

Total assets	$757,777	$2,166,540	$1,595,825		$(284,283)	$4,235,859

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$145,049	$469,159	$514,706	$		$1,128,914
Mortgages and notes payable	1,027,864	21,301	204,767			1,253,932

	1,172,913	490,460	719,473			2,382,846
Minority interests in consolidated subsidiaries and joint ventures	68,673	4,889	15,669			89,231
Mortgage banking			170,931			170,931
Intercompany	(2,076,660)	1,671,191	405,469
Stockholders’ equity	1,592,851		284,283		(284,283)	1,592,851

Total liabilities and stockholders’ equity	$757,777	$2,166,540	$1,595,825		$(284,283)	$4,235,859

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Cash Flows Three Months Ended February 29, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$107,044	$63,732	$3,624	$(100,192)	$74,208
Adjustments to reconcile net income to net cash provided (used) by operating activities	(23,295)	(245,287)	52,878		(215,704)

Net cash provided (used) by operating activities	83,749	(181,555)	56,502	(100,192)	(141,496)

Cash flows from investing activities:
Acquisitions, net of cash acquired			(46,857)		(46,857)
Other, net	(163)	(1,256)	(4,116)		(5,535)

Net cash used by investing activities:	(163)	(1,256)	(50,973)		(52,392)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	24,100		11,778		35,878
Proceeds from issuance of notes	248,685				248,685
Other, net	5,728	(2,598)	(2,747)		383
Intercompany	(383,217)	175,945	107,080	100,192

Net cash provided (used) by financing activities:	(104,704)	173,347	116,111	100,192	284,946

Net increase (decrease) in cash and cash equivalents	(21,118)	(9,464)	121,640		91,058
Cash and cash equivalents at beginning of year	28,386	(49,060)	158,793		138,119

Cash and cash equivalents at end of year	$7,268	$(58,524)	$280,433	$	$229,177

Three Months Ended February 28, 2003 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$78,867	$51,499	$2,384	$(79,911)	$52,839
Adjustments to reconcile net income to net cash provided (used) by operating activities	(34,839)	(147,030)	184,419		2,550

Net cash provided (used) by operating activities	44,028	(95,531)	186,803	(79,911)	55,389

Cash flows from investing activities:
Other, net	(80)	(8,475)	7,999		(556)

Net cash provided (used) by investing activities:	(80)	(8,475)	7,999		(556)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings			(253,681)		(253,681)
Proceeds from issuance of notes	295,332				295,332
Redemption of notes	(129,016)				(129,016)
Repurchases of common stock	(23,789)				(23,789)
Other, net	10,249	(622)	(29,506)		(19,879)
Intercompany	(251,072)	125,500	45,661	79,911

Net cash provided (used) by financing activities:	(98,296)	124,878	(237,526)	79,911	(131,033)

Net increase (decrease) in cash and cash equivalents	(54,348)	20,872	(42,724)		(76,200)
Cash and cash equivalents at beginning of year	269,209	(65,965)	126,741		329,985

Cash and cash equivalents at end of year	$214,861	$(45,093)	$84,017	$	$253,785

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Total revenues of $1.35 billion for the three months ended February 29, 2004 increased $258.5 million, or 23.6%, from $1.09 billion for the three months ended February 28, 2003 primarily due to higher housing revenues. Net income for the first quarter of 2004 increased $21.4 million, or 40.4%, to $74.2 million from $52.8 million in the same quarter of 2003. The combined effects of higher revenues and an improved operating income margin drove the year-over-year earnings growth in the first quarter of 2004. Net income in the first quarter of 2003 was reduced by an after tax charge of $2.9 million (or $.07 per diluted share) associated with the Company’s early extinguishment of debt and by an after tax impact of $3.1 million (or $.07 per diluted share) resulting from a change in accounting in its mortgage banking operations. Diluted earnings per share for the quarter ended February 29, 2004 rose 40.0% to $1.75 from $1.25 for the year-earlier quarter as a result of a corresponding increase in net income.

CONSTRUCTION

Revenues increased by $260.5 million, or 24.1%, to $1.34 billion in the first quarter of 2004 from $1.08 billion in the first quarter of 2003 primarily due to higher housing revenues. The Company’s construction revenues are generated from operations in the U.S. and France. The Company’s U.S. operating divisions are grouped into four regions: “West Coast” — California; “Southwest” — Arizona, Nevada and New Mexico; “Central” — Colorado, Illinois and Texas; and “Southeast” — Florida, Georgia, North Carolina and South Carolina.

Housing revenues for the three months ended February 29, 2004 rose by $270.3 million, or 25.5%, to $1.33 billion from $1.06 billion in the year-earlier period as a result of a 17.7% increase in unit deliveries and a 6.6% increase in the Company’s average selling price. All of the Company’s geographic regions posted year-over-year growth in housing revenues in the first quarter of 2004. Housing revenues in the United States rose to $1.15 billion on 5,336 unit deliveries in the first three months of 2004 from $935.8 million on 4,477 units in the first three months of 2003. In the West Coast region, housing revenues rose 6.3% to $430.6 million in the first quarter of 2004 from $404.9 million in the year-earlier quarter, due to an increase in the average selling price, which more than offset the 4.7% decrease in unit deliveries to 1,106 units from 1,161 units. Housing revenues from the Southwest region rose 36.2% to $320.1 million in the first quarter of 2004 from $235.1 million in the first quarter of 2003, as deliveries increased 20.3% to 1,654 units from 1,375 units in the year-earlier quarter. In the Central region, first quarter housing revenues increased 3.5% to $247.1 million in 2004 from $238.7 million in 2003, as deliveries rose 3.6% to 1,658 units from 1,600 units in the prior year quarter. Housing revenues in the Southeast region rose 163.8% to $150.5 million in the first three months of 2004 from $57.1 million in the same period of 2003. Unit deliveries in the Southeast region increased 169.2% to 918 units in the first quarter of 2004 from 341 units in the year-earlier quarter as a result of the Company’s expansion in the southeastern U.S., including its acquisition of Atlanta, Georgia-based Colony Homes (“Colony”) in the second quarter of 2003 and South Carolina-based Palmetto Traditional Homes (“Palmetto”) in the first quarter of 2004. Revenues from French housing operations increased 45.9% to $183.6 million on 860 units during the first three months of 2004 from $125.9 million on 786 units in the year-earlier period.

The Company-wide average new home price increased 6.6% in the first quarter of 2004 to $215,000 from $201,700 in the first quarter of 2003. During the quarter, the Company’s domestic average selling price rose 3.0% to $215,200 from $209,000. The average selling price in the Company’s West Coast region rose 11.6% to $389,300 in the first three months of 2004 from $348,800 in the same period of 2003, while in the Southwest region, the average selling price increased 13.2% to $193,600 from $171,000. In both the West Coast and Southwest regions, the high demand for housing combined with the constrained housing supply continued to support higher prices. In the Central region, the average selling price remained relatively flat at $149,000 in the first quarter of 2004 when compared to the first quarter of 2003. The average selling price in the Southeast region decreased 2.0% to $164,000 from $167,400 in 2003 due to a change in product mix, as the Company expanded into additional markets in the region. In France, the average selling price for the quarter ended February 29, 2004 increased 33.4% to $213,500 from $160,100 in the year-earlier quarter primarily due to favorable foreign exchange rates.

The Company’s commercial business in France generated revenues of $3.1 million in the first quarter of 2004, down from $17.3 million in the first quarter of 2003 on decreased commercial activities. Company-wide revenues from land sales totaled $6.9 million in the first three months of 2004 compared to $2.5 million in the first three months of 2003. Generally, land sale revenues fluctuate with management decisions to maintain or decrease the Company’s land ownership position in a particular market or markets based upon the volume of its holdings, the strength and number of competing developers entering the particular market at given points in time, the availability of land in the particular market served by the Company and prevailing market conditions.

Operating income increased $32.8 million to $119.5 million in the first three months of 2004 from $86.7 million in the first three months of 2003 due to the combined effects of higher housing revenues and an improved operating margin. As a percentage of construction revenues, operating income rose .9 percentage points to 8.9% in the first quarter of 2004 from 8.0% in the first quarter of 2003 due to an increase in the housing gross margin and improvement in the selling, general and administrative expense ratio. Gross profits rose $65.4 million, or 28.0%, to $298.8 million in the first quarter of 2004 from $233.4 million in the year-earlier quarter. Gross profits as a percentage of construction revenues rose mainly due to an increase in the housing gross margin. The housing gross margin increased .8 percentage points to 22.3% in the first three months of 2004 from 21.5% in the first three months of 2003, reflecting both enhanced operating efficiencies and higher average selling prices. Commercial activities in France generated profits of $.9 million during the three months ended February 29, 2004 compared with $4.0 million generated during the three months ended February 28, 2003. Company-wide land sales generated profits of $.7 million and $.6 million in the first quarter of 2004 and 2003, respectively.

Selling, general and administrative expenses increased to $179.3 million in the three months ended February 29, 2004 from $146.7 million in the corresponding 2003 period. As a percentage of housing revenues, selling, general and administrative expenses improved to 13.5% in the first quarter of 2004 from 13.8% in the year-earlier quarter. This improvement in the first quarter of 2004 primarily resulted from the Company’s Southeast region operations being more fully integrated and delivering additional revenues, and Central region costs being resized to align with the region’s lower unit delivery volume.

Interest income totaled $1.2 million in the first quarter of 2004 and $.8 million in the first quarter of 2003. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.

Interest expense (net of amounts capitalized) totaled $4.5 million in the first quarter of 2004, down from $10.4 million for the same period of 2003. Gross interest incurred during the three months ended February 29, 2004 decreased $.2 million from the amount incurred in the same period of 2003. Interest expense and gross interest incurred in the first quarter of 2003 included a pretax charge of $4.3 million associated with the Company’s early extinguishment of its 9 5/8% senior subordinated notes. Excluding this charge, gross interest expense increased by $4.1 million in first three months of 2004 compared to the same period of 2003 due to higher debt levels in 2004. The percentage of interest capitalized was 85.2% in the first quarter of 2004 and 76.8% in the first quarter of 2003, excluding the early extinguishment charge. The increase in the percentage of interest capitalized in the first quarter of 2004 resulted from a higher proportion of land under development in 2004 compared to 2003.

Minority interests totaled $8.7 million in the first quarter of 2004, increasing from $2.1 million in the first quarter of 2003. Minority interests for the three-month periods ended February 29, 2004 and February 28, 2003 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. The increase in minority interests in the first quarter of 2004 primarily relates to increased activity from a consolidated joint venture in Northern California.

Equity in pretax income of unconsolidated joint ventures totaled $1.2 million in the first quarter of 2004 and $.2 million in the first quarter of 2003. The Company’s joint ventures recorded combined revenues of $30.5 million in the first three months of 2004 compared to $5.8 million in the corresponding period of 2003. All of the joint venture revenues in the first three months of 2004 and 2003 were generated from residential properties. Unconsolidated joint ventures generated combined pretax income of $3.1 million in the first quarter of 2004 and $.9 million in the corresponding period of 2003. The increased results from unconsolidated joint ventures in the first quarter of 2004 primarily reflected additional joint venture activity in France.

MORTGAGE BANKING

Interest income and interest expense totaled $2.6 million and $1.1 million, respectively, in the first quarter of 2004. Interest income decreased $1.9 million from the year-earlier quarter primarily due to a lower average balance of first mortgages held under commitments of sale and other receivables outstanding during the first three months of 2004 compared to the first three months of 2003 as a result of a decrease in the mortgage banking subsidiary’s retention rate. The term “retention” refers to the percentage of the Company’s domestic homebuyers using its mortgage banking subsidiary as a loan originator. Interest expense decreased $1.1 million in the first quarter of 2004, mainly due to a lower average balance of notes payable outstanding and lower interest rates on notes payable outstanding during the period as compared to the year-earlier period.

The following table presents mortgage loan origination and sales data, including loans brokered to wholesale mortgage bankers, for the Company’s mortgage banking operations (dollars in thousands):

	Three Months Ended
	February 29,	February 28,
	2004	2003
Total originations:
Loans	3,744	4,707
Principal	$626,254	$794,273
Retention rate	62%	82%
Loans sold to third parties:
Loans	3,573	5,613
Principal	$591,211	$921,345

The mortgage banking subsidiary’s retention rate decreased to 62% in the first quarter of 2004 from 82% in the first quarter of 2003 due to several factors which include: efforts to build a mortgage pipeline in the Company’s recently expanded Southeast region, increased referrals by cooperating brokers to outside mortgage bankers, increased competition in the mortgage banking marketplace, particularly Internet-based lenders, and consumer demand for more diverse loan products such as interest only payment loans.

Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent mortgage loan origination fees and mortgage servicing income, decreased slightly to $9.0 million in the first three months of 2004 from $9.1 million in the first three months of 2003.

General and administrative expenses totaled $8.4 million for the quarter ended February 29, 2004 and $7.6 million for the quarter ended February 28, 2003. General and administrative expenses for the first quarter of 2004 increased primarily as a result of higher staff levels in place to accommodate the Company’s increasing backlog and the expansion of the Company’s operations into new markets.

INCOME TAXES

Income tax expense totaled $36.5 million in the first quarter of 2004 and $26.0 million in the first quarter of 2003. These amounts represented effective income tax rates of approximately 33% in both 2004 and 2003.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. In the first quarter of 2004, operating, investing and financing activities provided net cash of $91.1 million. In the first quarter of 2003, operating, investing and financing activities used net cash of $76.2 million.

Operating activities used cash of $141.5 million during the first three months of 2004 and provided $55.4 million during the same period of 2003. The Company’s uses of operating cash in the first quarter of 2004 included net investments in inventories of $267.3 million (excluding the effect of the Palmetto acquisition, $16.3 million of inventories acquired through seller financing and $9.0 million of inventory of consolidated variable interest entities), a decrease in accounts payable, accrued expenses and other liabilities of $18.7 million, and other operating uses of $1.8 million. The uses of cash in the first quarter of 2004 were partially offset by first quarter earnings of $74.2 million, a decrease in receivables of $55.4 million and various noncash items deducted from net income.

In the first quarter of 2003, sources of operating cash included a decrease in receivables of $285.3 million, first quarter earnings of $52.8 million and various noncash items deducted from net income. Partially offsetting these sources were a decrease in accounts payable, accrued expenses and other liabilities of $143.4 million, net investments in inventories of $119.3 million (excluding $17.0 million of inventories acquired through seller financing) and other operating uses of $28.9 million.

Investing activities used cash of $52.4 million in the first three months of 2004 and $.6 million in the year-earlier period. In the first quarter of 2004, $46.9 million, net of cash acquired, was used for the acquisition of Palmetto, $4.1 million was used for net purchases of property and equipment and $2.3 million was used for investments in unconsolidated joint ventures. The cash used was partially offset by $.8 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral and $.1 million provided from net sales of mortgages held for long-term investment. In the first quarter of 2003, investing activities used $3.7 million for investments in unconsolidated joint ventures and $2.1 million for net purchases of property and equipment. The cash used in 2003 was partly offset by $3.8 million from net sales of mortgages held for long-term investment and $1.4 million in proceeds received from mortgage-backed securities.

Financing activities provided cash of $284.9 million in first three months of 2004 and used $131.0 million in the first three months of 2003. In the first quarter of 2004, sources of cash included $248.7 million in proceeds from the sale of 5 3/4% senior notes, $32.6 million in proceeds from short-term borrowings, $15.5 million from the issuance of common stock under employee stock plans and $.5 million of payments from minority interests. Partially offsetting the cash provided were $9.8 million used for dividend payments and $2.5 million used for payments on collateralized mortgage obligations. On January 28, 2004, the Company issued $250.0 million of 5 3/4% senior notes (“$250.0 Million Senior Notes”) at 99.474% of the principal amount of the notes in a private placement. The notes, which are due February 1, 2014, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $250.0 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $250.0 Million Senior Notes are unconditionally guaranteed jointly and severally by certain of the Company’s domestic operating subsidiaries (“Guarantor Subsidiaries”) on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $250.0 Million Senior Notes to repay borrowings outstanding under its $1.00 billion unsecured revolving credit facility (“$1 Billion Credit Facility”). The Company has agreed to file a registration statement with the Securities and Exchange Commission relating to an offer to exchange the $250.0 Million Senior Notes for registered notes issued by the Company on substantially identical terms, except that they will be fully transferable.

Financing activities in first quarter of 2003 used $279.8 million for net payments on borrowings, $129.0 million for the redemption of 9 5/8% senior subordinated notes, $23.8 million for repurchases of common stock, $3.0 million for cash dividend payments, $2.8 million for payments to minority interests and $1.2 million for payments on collateralized mortgage obligations. Partially offsetting these uses were $295.3 million in proceeds from the sale of 7 3/4% senior subordinated notes and $13.3 million from the issuance of common stock under employee stock plans.

As of February 29, 2004, the Company had $756.3 million available under its $1 Billion Credit Facility, net of $112.5 million of outstanding letters of credit. French unsecured financing agreements, totaling $189.4 million, had in the aggregate $149.5 million available at February 29, 2004. In addition, the Company’s mortgage banking operation had $299.5 million available under its $400.0 million master loan and security agreement and $154.8 million of capacity available under its $180.0 million master loan and security agreement at the end of the first quarter of 2004. The Company’s mortgage banking subsidiary also has a $300.0 million purchase and sale agreement, which allows it to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facilities. This agreement is not a committed facility and may be terminated at the discretion of the counterparties. The debt of the Company’s mortgage banking subsidiary is non-recourse to the Company’s construction business.

The Company’s financial leverage, as measured by the ratio of construction debt to total capital, was 48.2% at February 29, 2004 compared to 50.2% at February 28, 2003. Construction debt to total capital is not a financial measure in accordance with generally accepted accounting principles (“GAAP”). However, the Company believes this ratio is preferable to total debt to total capital, the most comparable GAAP measure, in order to maintain comparability with other publicly traded homebuilders for stockholders, investors and analysts. A reconciliation of the non-GAAP measure, construction debt to total capital, to the most comparable GAAP measure, total debt to total capital, follows (in thousands):

	February 29, 2004		February 28, 2003
	Total debt	Construction	Total debt	Construction
	to total	debt to total	to total	debt to total
	capital	capital	capital	capital
Debt:
Construction	$1,565,706	$1,565,706	$1,305,982	$1,305,982
Mortgage banking	125,747		266,507

Total debt	$1,691,453	$1,565,706	$1,572,489	$1,305,982

Total debt	$1,691,453	$1,565,706	$1,572,489	$1,305,982
Stockholders’ equity	1,681,743	1,681,743	1,297,942	1,297,942

Total capital	$3,373,196	$3,247,449	$2,870,431	$2,603,924

Ratio	50.1%	48.2%	54.8%	50.2%

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

On January 6, 2004, the Company acquired Palmetto, a privately-held builder of single-family homes in several metropolitan areas of South Carolina, including Charleston and Columbia. The Palmetto acquisition marks the Company’s entry into South Carolina. The results of Palmetto were reflected as part of the Company’s Southeast region operations as of the acquisition date. The pro forma results of the Company for the three months ended February 29, 2004 and February 28, 2003, assuming the acquisition had been made at the beginning of each period, would not be materially different from reported results.

Off-Balance Sheet Arrangements

In the ordinary course of its business, the Company enters into land option contracts in order to procure land for the construction of homes. The use of such option arrangements allows the Company to reduce the risks associated with land ownership and development; reduce its financial commitments, including interest and other carrying costs; and minimize land inventories. As of February 29, 2004, excluding consolidated VIEs, the Company had cash deposits and/or letters of credit totaling $107.6 million which were associated with land option contracts having an aggregate purchase price of $1.99 billion.

The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues and start-up expenses, warranty work, contractors license fees and earnest money deposits, among other things. At February 29, 2004, the Company had outstanding approximately $712.3 million and $112.6 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit are likely to be called.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”). FASB Interpretation No. 46 is intended to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities (VIEs) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46, an enterprise that absorbs a majority of the VIEs expected losses, receives a majority of the VIEs expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. FASB Interpretation No. 46 applied immediately to VIEs created after January 31, 2003. For VIEs created on or before January 31, 2003, FASB Interpretation No. 46 is effective no later than the first interim or annual period ending after March 15, 2004.

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

In compliance with FASB Interpretation No. 46, the Company analyzed its land option contracts and other contractual arrangements entered into after January 31, 2003 and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $36.4 million to inventory and other liabilities in the Company’s consolidated balance sheet at February 29, 2004. The Company’s cash deposits related to these land option contracts totaled $1.9 million at February 29, 2004. Creditors, if any, of these VIEs have no recourse against the Company. The Company is in the process of evaluating contracts entered into on or before January 31, 2003 in order to assess the extent of its interests. Depending upon the specific terms or conditions of such entities, the Company may be required to consolidate other VIEs in subsequent periods. This evaluation will be completed for the quarter ending May 31, 2004.

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”), which provides guidance regarding interest rate lock commitments (“IRLCs”) that are accounted for as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In SAB No. 105, the Securities and Exchange Commission stated that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of derivative IRLCs and such value should not be recognized until the underlying loans are sold. This guidance must be applied to IRLCs initiated after March 31, 2004. The Company’s current accounting policy for fair value determination of IRLCs requires consideration of the terms of the individual IRLCs in comparison to available market rates. The value of servicing rights and other intangible components representing potential economic gains the Company expects to receive upon disposition of its funded loans is not included in the determination of the fair value of IRLCs throughout the period IRLCs are outstanding. Accordingly, the Company believes that implementation of SAB No. 105 will not have a material impact on its results of operations.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies and estimates during the three months ended February 29, 2004 compared to those disclosed in Item 7, Management’s Discussion and

Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2003.

Outlook

The Company’s residential backlog as of February 28, 2004 consisted of 16,660 units, representing aggregate future revenues of approximately $3.67 billion. The Company’s backlog units and backlog value at February 29, 2004 increased 25.2% and 39.7%, respectively, from 13,309 units, representing aggregate future revenues of approximately $2.63 billion, at February 28, 2003. Company-wide net orders of 8,054 for the first three months of 2004 were up 23.0% compared to the 6,549 net orders generated in the first three months of 2003.

The Company’s domestic operations accounted for approximately $3.12 billion of backlog value on 14,080 units at February 29, 2004 compared to $2.23 billion on 11,067 units at February 28, 2003. In the Company’s West Coast region, the backlog value rose 41.1% to approximately $1.23 billion on 3,175 units at February 29, 2004 compared to $874.0 million on 2,574 units at February 28, 2003. Net orders generated in the West Coast region increased 21.0% to 1,640 units in the first quarter of 2004 from 1,355 units for the same quarter a year ago. In the Southwest region, the backlog value rose 44.6% to approximately $827.2 million on 4,232 units at February 29, 2004 from $571.9 million on 3,374 units at February 28, 2003, while net orders rose 3.5% to 2,023 units in the first quarter of 2004 from 1,954 in the year-earlier quarter. In the Company’s Central region, backlog totaled approximately $628.7 million on 4,105 units at the end of the first quarter of 2004, up from $600.9 million on 4,012 units a year earlier. The Company’s net orders in the region were up 12.2% to 2,192 units in the first quarter of 2004 from 1,953 units in the same period of 2003. In the Company’s Southeast region, the backlog value totaled approximately $432.7 million on 2,568 units at February 29, 2004, up 133.4% compared to $185.4 million on 1,107 units at February 28, 2003. Net orders in the region increased 195.8% to 1,254 units in the first quarter of 2004 from 424 units for the year-earlier period, reflecting the Company’s continued expansion in the southeastern U.S., including its acquisition of Georgia-based Colony Homes in the second quarter of 2003 and South Carolina-based Palmetto in the first quarter of 2004.

In France, the value of residential backlog at February 29, 2004 increased 38.8% to approximately $552.1 million on 2,580 units compared to $397.9 million on 2,242 units a year earlier. The Company’s net orders in France increased 9.5% to 945 in the first quarter of 2004 from 863 in the first quarter of 2003. The value of backlog associated with the Company’s French commercial development activities decreased to approximately $19.7 million at February 29, 2004 from $38.4 million at February 28, 2003.

Substantially all of the homes included in residential backlog are expected to be delivered in 2004; however, cancellation rates could increase, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

The Company currently expects to achieve strong results in 2004. Specifically, the Company anticipates unit deliveries, revenues and diluted earnings per share in 2004 to exceed 2003 levels. However, this expectation could be materially affected by various risk factors such as the impact of future domestic and international terrorist activities; U.S. military commitment in the Middle East; accelerating recessionary trends and other adverse changes in general economic conditions either nationally, in the U.S. or France, or in the localized regions in which the Company operates; diminution in domestic jobs or employment levels; increases in home mortgage interest rates; decreases in consumer confidence; the upcoming national election; or a continued downturn in the economy’s pace; among other things. With such risk factors as background, the Company currently expects its 2004 unit deliveries to increase by approximately 12% over 2003, mainly due to growth in the average number of active communities planned for 2004 as a result of organic expansion and recent acquisitions, including Colony and Palmetto. The Company anticipates its projected earnings growth for 2004 to result from increased unit delivery volume, a slightly higher housing gross margin and improvement in its selling, general and administrative expense ratio. The Company currently believes it is well-positioned to meet its financial goals for 2004 due to its excellent cash and borrowing capacity positions, the backlog of homes in place at February 29, 2004 and its commitment to adhere to the disciplines of its KBnxt operational business model. The Company plans to maintain its balanced approach to cash management to create shareholder value by expanding organically, entering new attractive markets through acquisitions, periodically repurchasing its shares and paying a higher cash dividend.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions, material prices, labor costs, interest rates, the continued impact of terrorist activities and U.S. response, accelerating recessionary trends and other adverse changes in general economic conditions, the secondary market for loans, consumer confidence, competition, currency exchange rates (insofar as they affect the Company’s operations in France), environmental factors, government regulations affecting the Company’s operations, the availability and cost of land in desirable areas, unanticipated violations of Company policy, unanticipated legal proceedings, and conditions in the capital, credit and homebuilding markets. See the Company’s Annual Report on Form 10-K for the year ended November 30, 2003 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company’s business.

The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company primarily enters into debt obligations to support general corporate purposes, including acquisitions and the operations of its divisions. The primary market risk the Company faces is the interest rate risk on its senior and senior subordinated notes. The Company has no cash flow exposure due to interest rate changes for these notes. In connection with the Company’s mortgage banking operations, mortgage loans held for sale and the master loan and security agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration and accordingly the risk is not material.

The following table sets forth as of February 29, 2004, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated market value (in thousands):

Fiscal Year of		Weighted Average
Expected Maturity	Fixed Rate Debt (1)	Interest Rate
2004	$175,000	7.8%
2005
2006
2007
2008	200,000	8.6
Thereafter	982,018	7.9

Total	$1,357,018	8.0%

Fair value at February 29, 2004	$1,458,976

(1)	Includes senior and senior subordinated notes.

For additional information regarding the Company’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of February 29, 2004. Based upon, and as of the date of that evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Stockholders of the Company was held on April 1, 2004, at which the following matters set forth in the Company’s Proxy Statement dated February 27, 2004, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below. All numbers reported are shares of the Company’s common stock.

(1)	The nominees listed below were elected directors with the respective votes set forth opposite their names:

Nominee	For	Authority Withheld
Mr. Ronald W. Burkle	39,862,726	2,243,193
Dr. Ray R. Irani	35,496,191	6,609,728
Ms. Melissa Lora	40,217,201	1,888,718
Mr. Leslie Moonves	40,209,110	1,896,809
Mr. Luis G. Nogales	36,005,988	6,099,931

Mr. Burkle, Dr. Irani, Mr. Moonves and Mr. Nogales were elected for a three-year term expiring at the 2007 Annual Meeting of Stockholders. Ms. Lora was elected for a two-year term expiring at the 2006 Annual Meeting of Stockholders.

Mr. James A. Johnson, Mr. J. Terrence Lanni, Mr. Michael G. McCaffery and Dr. Barry Munitz continue as directors and, if nominated, will next stand for re-election at the 2005 Annual Meeting of Stockholders; Mr. Kenneth M. Jastrow, II and Mr. Bruce Karatz also continue as directors and, if nominated, will next stand for re-election at the 2006 Annual Meeting of Stockholders.

(2)	The appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending November 30, 2004 was ratified with 40,348,687 votes approving the proposal.

Item 5. Other Information

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three-month periods ended February 29, 2004 and February 28, 2003, together with backlog data in terms of units and value by geographical region as of February 29, 2004 and February 28, 2003.

								Backlog - Value
	Deliveries		Net Orders		Backlog - Units			In Thousands
Region	2004	2003	2004	2003	2004		2003	2004		2003
West Coast	1,106	1,161	1,640	1,355	3,175		2,574	$1,233,144		$873,999
Southwest	1,654	1,375	2,023	1,954	4,232		3,374	827,151		571,920
Central	1,658	1,600	2,192	1,953	4,105		4,012	628,672		600,933
Southeast	918	341	1,254	424	2,568	*	1,107	432,713	*	185,365
France	860	786	945	863	2,580		2,242	552,120		397,871

Total	6,196	5,263	8,054	6,549	16,660	*	13,309	$3,673,800	*	$2,630,088

Unconsolidated joint ventures	143	47	350	63	728		61	$133,428		$8,174

*	Backlog amounts for 2004 have been adjusted to reflect the acquisition of Palmetto. Therefore, backlog amounts at November 30, 2003 combined with net order and delivery activity for the first three months of 2004 will not equal backlog at February 29, 2004.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

23	The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company’s 2003 Annual Report on Form 10-K, is incorporated by reference herein.

31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On December 2, 2003, the Company filed a Current Report on Form 8-K (Item 9 and Item 12), which included the Company’s press release dated the same day announcing its preliminary net new home orders for the quarter ended November 30, 2003.

On December 18, 2003, the Company filed a Current Report on Form 8-K (Item 9 and Item 12), which included the Company’s press release dated the same day, announcing its results of operations for the three months and twelve months ended November 30, 2003.

On December 18, 2003, the Company filed a Current Report on Form 8-K (Item 5), which included exhibits related to the agreement of certain of the Company’s domestic operating subsidiaries to guarantee the Company’s obligations under certain debt instruments.

On January 13, 2004, the Company filed a Current Report on Form 8-K (Item 5), which included the Company’s press release dated the same day, announcing that the Company had priced $250.0 million aggregate principal amount of 5 3/4% senior notes due 2014 in a private placement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated April 14, 2004	/s/ BRUCE KARATZ
Bruce Karatz
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated April 14, 2004	/s/ DOMENICO CECERE
Domenico Cecere
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

		Page of Sequentially
		Numbered Pages
31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	29

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	30

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	31

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	32