Form 10-Q
period 2004-05-31
KB HOME
filed 2004-07-15
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2004.

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

Yes [ X ]      No [   ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF MAY 31, 2004.

Common stock, par value $1.00 per share, 46,306,074 shares outstanding, including 7,408,420 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 8,448,100 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KB HOME

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts - Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2004	2003	2004	2003
Total revenues	$2,923,795	$2,535,054	$1,570,386	$1,440,104

Construction:
Revenues	$2,899,971	$2,502,312	$1,558,092	$1,420,886
Construction and land costs	(2,233,372)	(1,958,916)	(1,190,304)	(1,110,887)
Selling, general and administrative expenses	(380,303)	(334,413)	(200,971)	(187,737)

Operating income	286,296	208,983	166,817	122,262
Interest income	2,196	1,473	1,007	715
Interest expense, net of amounts capitalized	(10,806)	(15,998)	(6,285)	(5,552)
Minority interests	(22,639)	(8,695)	(13,933)	(6,620)
Equity in pretax income of unconsolidated joint ventures	3,664	689	2,427	521

Construction pretax income	258,711	186,452	150,033	111,326

Mortgage banking:
Revenues:
Interest income	4,995	8,063	2,430	3,608
Other	18,829	24,679	9,864	15,610

	23,824	32,742	12,294	19,218
Expenses:
Interest	(1,965)	(3,838)	(902)	(1,668)
General and administrative	(17,356)	(15,043)	(8,919)	(7,402)

Mortgage banking pretax income	4,503	13,861	2,473	10,148

Total pretax income	263,214	200,313	152,506	121,474
Income taxes	(86,900)	(66,100)	(50,400)	(40,100)

Net income	$176,314	$134,213	$102,106	$81,374

Basic earnings per share	$4.48	$3.36	$2.59	$2.05

Diluted earnings per share	$4.15	$3.19	$2.40	$1.94

Basic average shares outstanding	39,322	39,896	39,484	39,622

Diluted average shares outstanding	42,443	42,139	42,578	41,979

Cash dividends per common share	$.50	$.150	$.25	$.075

See accompanying notes.

KB HOME

CONSOLIDATED BALANCE SHEETS
(In Thousands - Unaudited)

	May 31,	November 30,
	2004	2003
ASSETS
Construction:
Cash and cash equivalents	$65,611	$116,555
Trade and other receivables	429,169	430,266
Inventories	3,553,784	2,883,482
Investments in unconsolidated joint ventures	85,055	32,797
Deferred income taxes	152,254	165,896
Goodwill	236,835	228,999
Other assets	146,448	124,751

	4,669,156	3,982,746

Mortgage banking:
Cash and cash equivalents	28,270	21,564
Receivables:
First mortgages and mortgage-backed securities	5,978	7,707
First mortgages held under commitments of sale and other receivables	179,372	211,825
Other assets	12,511	12,017

	226,131	253,113

Total assets	$4,895,287	$4,235,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction:
Accounts payable	$593,173	$554,387
Accrued expenses and other liabilities	563,374	574,527
Mortgages and notes payable	1,766,304	1,253,932

	2,922,851	2,382,846

Mortgage banking:
Accounts payable and accrued expenses	38,838	31,858
Notes payable	105,301	132,225
Collateralized mortgage obligations secured by mortgage-backed securities	5,829	6,848

	149,968	170,931

Minority interests in consolidated subsidiaries and joint ventures	105,636	89,231

Common stock	54,754	54,077
Paid-in capital	562,250	538,241
Retained earnings	1,618,998	1,462,342
Accumulated other comprehensive income	42,195	38,488
Deferred compensation	(6,779)	(7,512)
Grantor stock ownership trust, at cost	(161,008)	(165,332)
Treasury stock, at cost	(393,578)	(327,453)

Total stockholders’ equity	1,716,832	1,592,851

Total liabilities and stockholders’ equity	$4,895,287	$4,235,859

See accompanying notes.

KB HOME

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - Unaudited)

	Six Months Ended May 31,
	2004	2003
Cash flows from operating activities:
Net income	$176,314		$134,213
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in pretax income of unconsolidated joint ventures	(3,664)		(689)
Minority interests	22,639		8,695
Amortization of discounts and issuance costs	868		856
Depreciation and amortization	10,448		10,439
Provision for deferred income taxes	13,642		17,878
Change in assets and liabilities, net of effects from acquisitions:
Receivables	46,144		239,608
Inventories	(525,253)		(340,014)
Accounts payable, accrued expenses and other liabilities	(13,324)		61,156
Other, net	(13,166)		21,211

Net cash provided (used) by operating activities	(285,352)		153,353

Cash flows from investing activities:
Acquisitions, net of cash acquired	(56,527)		(72,752)
Investments in unconsolidated joint ventures	(48,594)		(8,093)
Net sales of mortgages held for long-term investment	204		5,913
Payments received on first mortgages and mortgage-backed securities	1,525		3,838
Purchases of property and equipment, net	(10,507)		(9,524)

Net cash used by investing activities	(113,899)		(80,618)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short- term borrowings	180,563		(369,771)
Proceeds from issuance of senior subordinated notes			295,332
Proceeds from issuance of senior notes	248,685
Redemption of senior subordinated notes			(129,016)
Payments on collateralized mortgage obligations	(1,019)		(3,521)
Payments on mortgages, land contracts and other loans	(9,381)		(68,914)
Issuance of common stock under employee stock plans	29,010		19,308
Payments to minority interests	(7,062)		(574)
Payments of cash dividends	(19,658)		(5,984)
Repurchases of common stock	(66,125)		(59,620)

Net cash provided (used) by financing activities	355,013		(322,760)

Net decrease in cash and cash equivalents	(44,238)		(250,025)
Cash and cash equivalents at beginning of period	138,119		329,985

Cash and cash equivalents at end of period	$93,881		$79,960

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$4,288		$11,784

Income taxes paid	$69,289		$39,553

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$38,376		$23,806

Inventory of consolidated variable interest entities	$19,440	$

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of May 31, 2004, the results of its consolidated operations for the six months and three months ended May 31, 2004 and 2003, and its consolidated cash flows for the six months ended May 31, 2004 and 2003. The results of operations for the six months and three months ended May 31, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2003 has been taken from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2003 contained in the Company’s 2003 Annual Report to Stockholders.

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

Stock-based compensation

The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and, therefore, recorded no compensation expense in the determination of net income during the six-month and three-month periods ended May 31, 2004 and 2003. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in the six-month and three-month periods ended May 31, 2004 and 2003 (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2004	2003	2004	2003
Net income-as reported	$176,314	$134,213	$102,106	$81,374
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(6,635)	(7,028)	(3,601)	(3,634)

Pro forma net income	$169,679	$127,185	$98,505	$77,740

Earnings per share:
Basic-as reported	$4.48	$3.36	$2.59	$2.05
Basic-pro forma	4.32	3.19	2.49	1.96
Diluted-as reported	4.15	3.19	2.40	1.94
Diluted-pro forma	4.06	3.07	2.34	1.88

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies (continued)

Earnings per share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts.

The following table presents a reconciliation of average shares outstanding (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2004	2003	2004	2003
Basic average shares outstanding	39,322	39,896	39,484	39,622
Net effect of stock options assumed to be exercised	3,121	2,243	3,094	2,357

Diluted average shares outstanding	42,443	42,139	42,578	41,979

Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2004	2003	2004	2003
Net income	$176,314	$134,213	$102,106	$81,374
Foreign currency translation adjustment	3,707	26,187	(4,883)	36,136
Net unrealized loss on hedges		(7,983)		(1,859)

Comprehensive income	$180,021	$152,417	$97,223	$115,651

The accumulated balances of other comprehensive income in the balance sheets as of May 31, 2004 and November 30, 2003 are comprised solely of cumulative foreign currency translation adjustments of $42.2 million and $38.5 million, respectively.

2.	Inventories

Inventories consist of the following (in thousands):

	May 31,	November 30,
	2004	2003
Homes, lots and improvements in production	$2,871,098	$2,325,136
Land under development	682,686	558,346

Total inventories	$3,553,784	$2,883,482

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Inventories (continued)

The Company’s interest costs are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2004	2003	2004	2003
Capitalized interest, beginning of period	$122,741	$97,096	$133,100	$102,957
Interest incurred	64,280	61,134	33,680	30,366
Interest expensed	(10,806)	(15,998)	(6,285)	(5,552)
Interest amortized	(34,500)	(30,214)	(18,780)	(15,753)

Capitalized interest, end of period	$141,715	$112,018	$141,715	$112,018

3.	Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”). FASB Interpretation No. 46 is intended to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities (referred to as “variable interest entities” or “VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46, an enterprise that absorbs a majority of the VIEs expected losses, receives a majority of the VIEs expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. FASB Interpretation No. 46 applied immediately to VIEs created after January 31, 2003 and was effective no later than the first interim or annual period ending after March 15, 2004 for VIEs created on or before January 31, 2003.

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

In compliance with FASB Interpretation No. 46, the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $46.8 million to inventory and other liabilities in the Company’s consolidated balance sheet at May 31, 2004. The Company’s cash deposits related to these land option contracts totaled $2.9 million at May 31, 2004. Creditors, if any, of these VIEs have no recourse against the Company. As of May 31, 2004, excluding consolidated VIEs, the Company had cash deposits and/or letters of credit totaling $118.8 million which were associated with land option contracts having an aggregate purchase price of $2.01 billion.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Goodwill

The changes in the carrying amount of goodwill for the six months ended May 31, 2004, by segment, are as follows (in thousands):

		Mortgage
	Construction	Banking	Total
Goodwill, November 30, 2003	$228,999	$	$228,999
Goodwill acquired	6,958		6,958
Foreign currency translation	878		878

Goodwill, May 31, 2004	$236,835	$	$236,835

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

The following table summarizes the interest rate sensitive instruments of the mortgage banking operations (in thousands):

	May 31, 2004		November 30, 2003
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Instruments:
Loans held for sale	$160,426	$160,224	$197,627	$197,605
Forward delivery contracts	137,334	824	290,915	152
IRLCs	67,056	59	60,282	78

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Mortgages and Notes Payable

On January 28, 2004, the Company issued $250.0 million of 5 3/4% senior notes (“$250 Million Senior Notes”) at 99.474% of the principal amount of the notes in a private placement. The notes, which are due February 1, 2014, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $250 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $250 Million Senior Notes are unconditionally guaranteed jointly and severally by certain of the Company’s domestic operating subsidiaries (“Guarantor Subsidiaries”), on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $250 Million Senior Notes to repay borrowings outstanding under its $1.00 billion unsecured revolving credit facility (“$1 Billion Credit Facility”). Subsequent to the end of the second quarter, on June 16, 2004, the Company exchanged all of the privately placed $250 Million Senior Notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.

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

Changes in the Company’s warranty liability are as follows (in thousands):

	Six Months Ended May 31,
	2004	2003
Balance, beginning of period	$76,948	$58,048
Warranties issued	24,637	27,764
Payments and adjustments	(18,499)	(17,892)

Balance, end of period	$83,086	$67,920

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. Commitments and Contingencies (continued)

The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners’ association dues, start-up expenses, warranty work, contractors’ license fees and earnest money deposits, among other things. At May 31, 2004, the Company had outstanding approximately $739.4 million and $174.5 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit are likely to be called.

The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. The Company’s investment in these unconsolidated joint ventures was $85.1 million at May 31, 2004. These joint ventures had outstanding secured construction debt of approximately $75.5 million at May 31, 2004. The Company does not typically guarantee the debt of joint ventures.

Borrowings outstanding and letters of credit issued under the Company’s $1 Billion Credit Facility are guaranteed by the Guarantor Subsidiaries. As of May 31, 2004, such borrowings and letters of credit totaled $345.0 million and $174.5 million, respectively.

In January 2003, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the United States Department of Justice (“DOJ”) tentatively asserted that certain regulatory requirements applicable to storm water discharges were violated at certain of the Company’s construction sites, and civil penalties and injunctive relief may be warranted. The DOJ has also proposed certain steps it would expect the Company to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. The Company has defenses to the claims that have been asserted and is exploring methods of resolving the matter. While the costs associated with the claims cannot be determined at this time, the Company believes that such costs are not likely to be material to its consolidated financial position or results of operations.

8. Stockholders Equity

On December 5, 2003, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $1.00 per share from $.30 per share. The first quarterly dividend at the increased rate of $.25 per share was paid on February 25, 2004 to shareholders of record on February 11, 2004.

During the second quarter of 2004, under an existing authorization from its board of directors, the Company repurchased 1.0 million shares of its common stock at an aggregate price of $66.1 million. As of May 31, 2004, the Company had a remaining authorization from its board of directors for the repurchase of up to 1.0 million additional shares.

9. Acquisitions

On January 6, 2004, the Company acquired Palmetto Traditional Homes (“Palmetto”), a privately-held builder of single-family homes in several metropolitan areas of South Carolina, including Charleston and Columbia. The Palmetto acquisition marks the Company’s entry into South Carolina. The results of Palmetto were reflected as part of the Company’s Southeast region operations as of the acquisition date. Effective March 1, 2004, the Company’s French subsidiary acquired Groupe Avantis, one of the leading property developer-builders in the Midi-Pyrénées region of France. Groupe Avantis primarily builds single-family homes and multi-family homes for first-time buyers and multi-family dwellings intended for private and institutional

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Acquisitions (continued)

investors. The pro forma results of the Company for the six months and three months ended May 31, 2004 and May 31, 2003, assuming these acquisitions had been made at the beginning of each period, would not be materially different from reported results.

10. Recent Accounting Pronouncements

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”), which provides guidance regarding IRLCs that are accounted for as derivative instruments under SFAS No. 133. In SAB No. 105, the Securities and Exchange Commission stated that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of derivative IRLCs and such value should not be recognized until the underlying loans are sold. This guidance must be applied to IRLCs initiated after March 31, 2004. The Company’s current accounting policy for fair value determination of IRLCs requires consideration of the terms of the individual IRLCs in comparison to available market rates. The value of servicing rights and other intangible components representing potential economic gains the Company expects to receive upon disposition of its funded loans is not included in the determination of the fair value of IRLCs throughout the period IRLCs are outstanding. Accordingly, the implementation of SAB No. 105 did not have a material impact on its results of operations.

11. Supplemental Guarantor Information

The Company’s obligation to pay principal, premium, if any, and interest under certain debt instruments is guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by KB Home. The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Supplemental Guarantor Information (continued)

Condensed Consolidating Income Statements Six Months Ended May 31, 2004 (in thousands)

	KB Home		Guarantor	Non-Guarantor	Consolidating
	Corporate		Subsidiaries	Subsidiaries	Adjustments		Total
Revenues	$		$1,942,420	$981,375	$		$2,923,795

Construction:
Revenues	$		$1,942,420	$957,551	$		$2,899,971
Construction and land costs			(1,463,557)	(769,815)			(2,233,372)
Selling, general and administrative expenses		(42,607)	(199,805)	(137,891)			(380,303)

Operating income (loss)		(42,607)	279,058	49,845			286,296
Interest expense, net of amounts capitalized		69,595	(50,553)	(29,848)			(10,806)
Minority interests		(6,623)	(11,938)	(4,078)			(22,639)
Other expense		1,248	520	4,092			5,860

Construction pretax income		21,613	217,087	20,011			258,711
Mortgage banking pretax income				4,503			4,503

Total pretax income		21,613	217,087	24,514			263,214
Income taxes		(7,200)	(71,600)	(8,100)			(86,900)
Equity in earnings of subsidiaries		237,711				(237,711)

Net income		$252,124	$145,487	$16,414		$(237,711)	$176,314

     Six Months Ended May 31, 2003 (in thousands)

	KB Home		Guarantor	Non-Guarantor	Consolidating
	Corporate		Subsidiaries	Subsidiaries	Adjustments		Total
Revenues	$		$1,753,112	$781,942	$		$2,535,054

Construction:
Revenues	$		$1,753,112	$749,200	$		$2,502,312
Construction and land costs			(1,349,691)	(609,225)			(1,958,916)
Selling, general and administrative expenses		(35,481)	(194,543)	(104,389)			(334,413)

Operating income (loss)		(35,481)	208,878	35,586			208,983
Interest expense, net of amounts capitalized		38,803	(33,437)	(21,364)			(15,998)
Minority interests		(5,765)	3	(2,933)			(8,695)
Other expense		387	696	1,079			2,162

Construction pretax income (loss)		(2,056)	176,140	12,368			186,452
Mortgage banking pretax income				13,861			13,861

Total pretax income (loss)		(2,056)	176,140	26,229			200,313
Income taxes		600	(58,100)	(8,600)			(66,100)
Equity in earnings of subsidiaries		198,555				(198,555)

Net income		$197,099	$118,040	$17,629		$(198,555)	$134,213

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Supplemental Guarantor Information (continued)

Condensed Consolidating Income Statements Three Months Ended May 31, 2004 (in thousands)

	KB Home		Guarantor	Non-Guarantor	Consolidating
	Corporate		Subsidiaries	Subsidiaries	Adjustments		Total
Revenues	$		$1,026,495	$543,891	$		$1,570,386

Construction:
Revenues	$		$1,026,495	$531,597	$		$1,558,092
Construction and land costs			(766,548)	(423,756)			(1,190,304)
Selling, general and administrative expenses		(19,989)	(105,885)	(75,097)			(200,971)

Operating income (loss)		(19,989)	154,062	32,744			166,817
Interest expense, net of amounts capitalized		34,810	(25,597)	(15,498)			(6,285)
Minority interests		(4,742)	(6,752)	(2,439)			(13,933)
Other expense		1,182	241	2,011			3,434

Construction pretax income		11,261	121,954	16,818			150,033
Mortgage banking pretax income				2,473			2,473

Total pretax income		11,261	121,954	19,291			152,506
Income taxes		(3,800)	(40,200)	(6,400)			(50,400)
Equity in earnings of subsidiaries		137,519				(137,519)

Net income		$144,980	$81,754	$12,891		$(137,519)	$102,106

     Three Months Ended May 31, 2003 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$	$918,092	$522,012	$	$1,440,104

Construction:
Revenues		918,092	502,794		1,420,886
Construction and land costs		(703,360)	(407,527)		(1,110,887)
Selling, general and administrative expenses	(18,794)	(100,474)	(68,469)		(187,737)

Operating income (loss)	(18,794)	114,258	26,798		122,262
Interest expense, net of amounts capitalized	22,656	(15,373)	(12,835)		(5,552)
Minority interests	(4,761)	3	(1,862)		(6,620)
Other expense	187	357	692		1,236

Construction pretax income (loss)	(712)	99,245	12,793		111,326
Mortgage banking pretax income			10,148		10,148

Total pretax income (loss)	(712)	99,245	22,941		121,474
Income taxes	100	(32,800)	(7,400)		(40,100)
Equity in earnings of subsidiaries	118,644			(118,644)

Net income	$118,032	$66,445	$15,541	$(118,644)	$81,374

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheets May 31, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments		Total
Assets
Construction:
Cash and cash equivalents	$(31,397)	$(63,543)	$160,551	$		$65,611
Trade and other receivables	7,423	77,590	344,156			429,169
Inventories		2,554,425	999,359			3,553,784
Other assets	462,113	72,004	86,475			620,592

	438,139	2,640,476	1,590,541			4,669,156
Mortgage banking			226,131			226,131
Investment in subsidiaries	296,295				(296,295)

Total assets	$734,434	$2,640,476	$1,816,672		$(296,295)	$4,895,287

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$157,490	$462,186	$536,871	$		$1,156,547
Mortgages and notes payable	1,514,755	35,817	215,732			1,766,304

	1,672,245	498,003	752,603			2,922,851
Minority interests in consolidated subsidiaries and joint ventures	75,296	16,826	13,514			105,636
Mortgage banking			149,968			149,968
Intercompany	(2,729,939)	2,125,647	604,292
Stockholders’ equity	1,716,832		296,295		(296,295)	1,716,832

Total liabilities and stockholders’ equity	$734,434	$2,640,476	$1,816,672		$(296,295)	$4,895,287

     November 30, 2003 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments		Total
Assets
Construction:
Cash and cash equivalents	$28,386	$(49,061)	$137,230	$		$116,555
Trade and other receivables	2,032	60,663	367,571			430,266
Inventories		2,131,061	752,421			2,883,482
Other assets	443,076	23,877	85,490			552,443

	473,494	2,166,540	1,342,712			3,982,746
Mortgage banking			253,113			253,113
Investment in subsidiaries	284,283				(284,283)

Total assets	$757,777	$2,166,540	$1,595,825		$(284,283)	$4,235,859

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$145,049	$469,159	$514,706	$		$1,128,914
Mortgages and notes payable	1,027,864	21,301	204,767			1,253,932

	1,172,913	490,460	719,473			2,382,846
Minority interests in consolidated subsidiaries and joint ventures	68,673	4,889	15,669			89,231
Mortgage banking			170,931			170,931
Intercompany	(2,076,660)	1,671,191	405,469
Stockholders’ equity	1,592,851		284,283		(284,283)	1,592,851

Total liabilities and stockholders’ equity	$757,777	$2,166,540	$1,595,825		$(284,283)	$4,235,859

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Cash Flows Six Months Ended May 31, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$252,124	$145,487	$16,414	$(237,711)	$176,314
Adjustments to reconcile net income to net cash provided (used) by operating activities	(4,083)	(411,629)	(45,954)		(461,666)

Net cash provided (used) by operating activities	248,041	(266,142)	(29,540)	(237,711)	(285,352)

Cash flows from investing activities:
Acquisitions, net of cash acquired			(56,527)		(56,527)
Other, net	(241)	(49,239)	(7,892)		(57,372)

Net cash used by investing activities:	(241)	(49,239)	(64,419)		(113,899)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	237,900		(57,337)		180,563
Proceeds from issuance of notes	248,685				248,685
Repurchases of common stock	(66,125)				(66,125)
Other, net	9,352	(8,069)	(9,393)		(8,110)
Intercompany	(737,395)	308,967	190,717	237,711	—

Net cash provided (used) by financing activities:	(307,583)	300,898	123,987	237,711	355,013

Net increase (decrease) in cash and cash equivalents	(59,783)	(14,483)	30,028		(44,238)
Cash and cash equivalents at beginning of year	28,386	(49,060)	158,793		138,119

Cash and cash equivalents at end of year	$(31,397)	$(63,543)	$188,821	$	$93,881

     Six Months Ended May 31, 2003 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$197,099	$118,040	$17,629	$(198,555)	$134,213
Adjustments to reconcile net income to net cash provided (used) by operating activities	(30,981)	(245,208)	295,329		19,140

Net cash provided (used) by operating activities	166,118	(127,168)	312,958	(198,555)	153,353

Cash flows from investing activities:
Acquisitions, net of cash acquired			(72,752)		(72,752)
Other, net	(1,775)	(9,952)	3,861		(7,866)

Net cash used by investing activities:	(1,775)	(9,952)	(68,891)		(80,618)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings			(369,771)		(369,771)
Proceeds from issuance of notes	295,332				295,332
Redemption of notes	(129,016)				(129,016)
Repurchases of common stock	(59,620)				(59,620)
Other, net	13,100	(1,341)	(71,444)		(59,685)
Intercompany	(487,741)	135,221	153,965	198,555

Net cash provided (used) by financing activities:	(367,945)	133,880	(287,250)	198,555	(322,760)

Net decrease in cash and cash equivalents	(203,602)	(3,240)	(43,183)		(250,025)
Cash and cash equivalents at beginning of year	269,209	(65,965)	126,741		329,985

Cash and cash equivalents at end of year	$65,607	$(69,205)	$83,558	$	$79,960

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Subsequent Events

On June 1, 2004, the Company’s French subsidiary acquired Foncier Investissement (“Foncier”), a builder of apartment units, for traditional homebuyers and private and institutional investors, and vacation properties. Foncier, which generated revenues of approximately $40.0 million in 2003, builds primarily in Aquitaine, as well as in the Midi-Pyrénées and Languedoc-Roussillon regions of France.

On June 8, 2004, the Company acquired Dura Builders Inc. (“Dura”), a privately-held builder of both single-family homes and active adult communities in Indianapolis, Indiana. Dura delivered over 500 homes in 2003 generating just over $75.0 million in revenues. The Dura acquisition marks the Company’s entry into Indiana. The results of Dura will be reflected as part of the Company’s Central region operations.

On June 16, 2004, the Company exchanged all $250.0 million of its outstanding 5 3/4% senior notes due 2014, which were issued in a private placement on January 28, 2004, for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.

On June 29, 2004 the mortgage banking subsidiary entered into a $150.0 million revolving mortgage warehouse agreement with a bank syndicate (“$150 Million Mortgage Warehouse Facility”). The agreement, which expires on June 30, 2006, provides for an annual fee based on the committed balance and provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The $150 Million Mortgage Warehouse Facility replaced the mortgage banking subsidiary’s $180.0 million revolving mortgage warehouse agreement, which was scheduled to expire on June 30, 2005.

On June 30, 2004, the Company issued $350.0 million of 6 3/8% senior notes (“$350 Million Senior Notes”) at 99.3% of the principal amount of the notes in a private placement. The notes, which are due August 15, 2011, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $350 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $350 Million Senior Notes are unconditionally guaranteed jointly and severally by certain of the Company’s domestic operating subsidiaries (“Guarantor Subsidiaries”), on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $350 Million Senior Notes to repay borrowings outstanding under its $1 Billion Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Total revenues for the three months ended May 31, 2004 increased $130.3 million, or 9.0%, to a second quarter record of $1.57 billion from $1.44 billion for the three months ended May 31, 2003. For the six months ended May 31, 2004, total revenues increased $388.7 million, or 15.3%, to $2.92 billion from $2.54 billion in the year-earlier period. The increases in total revenues for the three-month and six-month periods of 2004 compared to 2003 resulted primarily from higher housing revenues. Net income for the second quarter of 2004 increased 25.5% to $102.1 million, or $2.40 per diluted share, from $81.4 million, or $1.94 per diluted share, for the second quarter of 2003. Net income for the six months ended May 31, 2004 rose 31.4% to $176.3 million, or $4.15 per diluted share, compared to $134.2 million, or $3.19 per diluted share, for the six months ended May 31, 2003. The increases in net income in the second quarter and first half of 2004 were principally driven by higher revenues and improved operating income margins.

CONSTRUCTION

Revenues increased by $137.2 million, or 9.7%, to $1.56 billion in the second quarter of 2004 from $1.42 billion in the second quarter of 2003 mainly due to an increase in housing revenues. The Company’s construction revenues are generated from operations in the United States and France. The Company’s U.S. operating divisions are grouped into four regions: “West Coast” – California; “Southwest” – Arizona, Nevada and New Mexico; “Central” – Colorado, Illinois and Texas; and “Southeast” – Florida, Georgia, North Carolina and South Carolina.

Housing revenues for the second quarter of 2004 increased by 14.7%, or $198.0 million, to $1.54 billion from $1.35 billion in the year-earlier period as a result of a 12.3% increase in unit deliveries and a 2.2% increase in the Company’s average selling price. Housing revenues in the United States increased 16.2% to $1.31 billion on 6,014 unit deliveries in the three months ended May 31, 2004 from $1.13 billion on 5,420 units in the corresponding period of 2003. Housing revenues from the West Coast region for the second quarter of 2004 totaled $481.0 million, up 6.9% from $450.1 million in the year-earlier period. Unit deliveries in the West Coast region in the second quarter of 2004 decreased 4.7% to 1,204 from 1,263 in the second quarter of 2003. Housing revenues from the Southwest region rose 27.3% to $361.2 million in the three months ended May 31, 2004 from $283.7 million in the same period a year ago. Unit deliveries in the Southwest region increased 13.9% to 1,799 in the second quarter of 2004 from 1,579 in the second quarter of 2003. In the Central region, second quarter housing revenues increased 12.3% to $277.8 million in 2004 from $247.3 million in 2003, as deliveries rose 16.0% to 1,884 units from 1,624 units in the prior year’s quarter. In the Southeast region, housing revenues rose 29.6% to $192.0 million in the second quarter of 2004 from $148.2 million in the same quarter of 2003. Unit deliveries in the region increased 18.1% to 1,127 units in the second quarter of 2004 from 954 units in the year-earlier quarter as a result of the Company’s expansion in the southeastern United States, including its acquisition of South Carolina-based Palmetto Traditional Homes (“Palmetto”) in the first quarter of 2004. Revenues from French housing operations for the three months ended May 31, 2004 totaled $232.3 million on 1,110 unit deliveries compared to $217.1 million on 924 unit deliveries in the year-earlier period.

During the second quarter of 2004, the Company’s overall average selling price increased 2.2% to $216,800 from $212,200 in the same quarter a year ago. The Company’s domestic average selling price rose 4.7% to $218,200 in the second quarter of 2004 from $208,400 in the same period of 2003. For the three months ended May 31, 2004, the average selling price in the Company’s West Coast region increased 12.1% to $399,500 from $356,400 for the same period a year ago. The average selling price in the Southwest region rose 11.7% to $200,800 in the second quarter of 2004 from $179,700 for the same period of 2003. In both the West Coast and Southwest regions, high demand for housing combined with constrained housing supply continued to support higher prices. In the Central region, the average selling price decreased 3.2% to $147,400 from $152,300. In the Southeast region, the average selling price increased 9.7% to $170,400 in the second quarter of 2004 from $155,300 in the same quarter of 2003. In France, the average selling price for the three months ended May 31, 2004 decreased 10.9% to $209,300 from $234,900 in the year-earlier quarter, partly due to currency translation effects.

The Company’s revenues from commercial activities decreased to $6.1 million in the second quarter of 2004 from $73.1 million in the second quarter of 2003 primarily due to the sale of an office building by the French commercial operations in 2003. Revenues from Company-wide land sales totaled $7.7 million in the second quarter of 2004 compared to $1.4 million in the second quarter of 2003. Generally, land sale revenues fluctuate with management decisions to maintain or decrease the Company’s land ownership position in a particular market or markets based upon the volume of its holdings, the strength and number of competing developers entering the particular market at given points in time, the availability of land in the particular market served by the Company and prevailing market conditions.

For the first six months of 2004, construction revenues increased by $397.7 million, or 15.9%, to $2.90 billion, from $2.50 billion for the same period a year ago mainly as a result of higher housing revenues. Housing revenues totaled $2.88 billion on 13,320 units in the first half of 2004 compared to $2.41 billion on 11,607 units for the same period a year ago. Housing operations in the United States produced housing revenues of $2.46 billion on 11,350 units in the first six months of 2004 and $2.07 billion on 9,897 units in the comparable period of 2003. During the first half of 2004, housing revenues from the West Coast region increased 6.6% to $911.6 million from $855.0 million in the first half of 2003, despite a 4.7% decrease in unit deliveries during the period to 2,310 from 2,424 in 2003. Housing revenues from the Southwest region increased 31.3% to $681.3 million from $518.8 million, as unit deliveries in the region increased 16.9% to 3,453 from 2,954. Housing revenues from the Central region increased 8.0% to $524.8 million in the first six months of 2004 from $486.0 million in the same period of 2003 with unit deliveries in the region increasing 9.9% to 3,542 from 3,224. In the Southeast region, housing revenues increased 66.9% to $342.5 million in the first half of 2004 from $205.2 million in the same period a year ago as unit deliveries rose 57.9% to 2,045 from 1,295. French housing revenues totaled $415.9 million on 1,970 unit deliveries in the first half of 2004 compared to $342.9 million on 1,710 unit deliveries in the corresponding period of 2003.

The Company-wide average new home price increased 4.0% to $215,900 in the first half of 2004 from $207,500 in the year-earlier period. For the first half of 2004, the average selling price in the West Coast region increased 11.9% to $394,700 from $352,700 for the first half of 2003 and the average selling price in the Southwest region rose 12.4% to $197,300 from $175,600, as the continued shortage of housing in both regions drove prices up. The average selling price in the Central region decreased 1.7% in the first six months of 2004 to $148,200 from $150,700 in the same period of 2003. In the Southeast region, the average selling price rose 5.7% to $167,500 from $158,500 in the first half of 2003. In France, the average selling price for the six-month period increased 5.3% to $211,100 in 2004 compared to $200,500 in 2003, primarily due to favorable foreign exchange rates in the first quarter of 2004.

The Company’s commercial activities in France generated revenues of $9.1 million in the first six months of 2004 compared with revenues of $90.4 million in the first six months of 2003. Commercial revenues in the first half of 2003 were substantially higher than in the 2004 period due to the sale of an office building by the French commercial operations in 2003. Company-wide revenues from land sales totaled $14.6 million in the first half of 2004 compared to $3.9 million in the first half of 2003.

Operating income increased by $44.5 million to $166.8 million in the second quarter of 2004 from $122.3 million in the second quarter of 2003. As a percentage of construction revenues, operating income totaled 10.7% in the three months ended May 31, 2004 compared to 8.6% in the same period a year ago, as a higher housing gross margin was partially offset by lower operating margins from land sales and commercial activities. Gross profits increased by $57.8 million, or 18.6%, to $367.8 million in the second quarter of 2004 from $310.0 million in the prior year’s period. Gross profits as a percentage of construction revenues rose 1.8 percentage points to 23.6% in the second quarter of 2004 from 21.8% in the same quarter of 2003 primarily due to an increase in the housing gross margin. During the same period, housing gross profits increased by $73.2 million to $366.9 million from $293.7 million. Housing gross margin increased 2.0 percentage points to 23.8% in the second quarter of 2004 from 21.8% in the year-earlier quarter as the combination of enhanced operating efficiencies and higher average selling prices more than offset higher material costs. Commercial activities in France generated profits of $1.0 million during the three months ended May 31, 2004, compared with $16.0 million generated during the three months ended May 31, 2003 as the 2003 period included profits from the sale of an office building by the French commercial operations. Land sales generated essentially break-even results during the second quarter of 2004 compared with profits of $.3 million posted in the second quarter of 2003.

Selling, general and administrative expenses totaled $201.0 million in the three-month period ended May 31, 2004 compared to $187.7 million in the three months ended May 31, 2003. As a percentage of housing revenues, selling, general and administrative expenses improved to 13.0% in the second quarter of 2004 from 13.9% in the same period a year ago.

For the first six months of 2004, operating income increased by $77.3 million to $286.3 million from $209.0 million in the corresponding period of 2003. As a percentage of construction revenues, operating income increased 1.5 percentage points to 9.9% in the first half of 2004 from 8.4% in the first half of 2003 due to a higher housing gross margin. Housing gross profits increased by $141.6 million, or 27.1%, to $664.1 million in the first half of 2004 from $522.5 million in the first half of 2003 with the housing gross margin increasing to 23.1% from 21.7%. This 1.4 percentage point increase in the Company’s housing gross margin for the six months ended May 31, 2004 reflected enhanced operating efficiencies and higher average selling prices. Commercial activities in France produced profits of $1.9 million in the first half of 2004, compared with $20.0 million in the first half of 2003. Company-wide land sales generated profits of $.6 million and $.9 million in the first six months of 2004 and 2003, respectively.

Selling, general and administrative expenses increased by $45.9 million to $380.3 million for the first half of 2004 from $334.4 million for the same period of 2003. As a percentage of housing revenues, selling, general and administrative expenses improved by .7 percentage points to 13.2% for the first six months of 2004 from 13.9% in the corresponding period of 2003.

Interest income totaled $1.0 million in the second quarter of 2004 and $.7 million in the second quarter of 2003. For the first six months, interest income totaled $2.2 million in 2004 and $1.5 million in 2003. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.

Interest expense (net of amounts capitalized) increased by $.7 million to $6.3 million in the second quarter of 2004 from $5.6 million in the second quarter of 2003. For the six months ended May 31, 2004, interest expense decreased by $5.2 million to $10.8 million from $16.0 million. Gross interest incurred in the three months and six months ended May 31, 2004 was higher than that incurred in the corresponding year-ago periods by $3.3 million and $3.1 million, respectively, due to higher debt levels in 2004. Gross interest incurred in the first half of 2003 also included a pretax charge of $4.3 million associated with the Company’s early extinguishment of its 9 5/8% senior subordinated notes. Excluding this charge, gross interest expense increased by $7.4 million in the first half of 2004 compared to the same period of 2003. The percentage of interest capitalized during the three months ended May 31, 2004 decreased slightly to 81.3% from 81.7% in the same period of 2003. For the six months ended May 31, 2004 this percentage increased to 83.2% from 79.4% for the six months ended May 31, 2003, excluding the early extinguishment charge. The increase in the percentage of interest capitalized during the six months ended May 31, 2004 resulted from a higher proportion of land under development compared to the six months ended May 31, 2003.

Minority interests totaled $13.9 million in the second quarter of 2004 and $6.6 million in the second quarter of 2003. For the first half of 2004, minority interests totaled $22.6 million compared with $8.7 million in the first half of 2003. Minority interests for the three months and six months ended May 31, 2004 and 2003 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. The increases in minority interests in the three-month and six-month periods ended May 31, 2004 primarily relate to increased activity from a consolidated joint venture in Northern California.

Equity in pretax income of unconsolidated joint ventures totaled $2.4 million in the second quarter of 2004 and $.5 million in the second quarter of 2003. The Company’s joint ventures generated combined revenues of $55.2 million during the three months ended May 31, 2004 compared with $10.2 million in the corresponding period of 2003. For the first half of 2004, the Company’s equity in pretax income of unconsolidated joint ventures totaled $3.7 million compared to $.7 million for the same period of 2003. Combined revenues from these joint ventures totaled $85.7 million in the first half of 2004 and $16.0 million in the first half of 2003. All of the joint venture revenues in the 2004 and 2003 periods were generated from residential properties. The increased results from joint ventures in the second quarter and first six months of 2004 primarily reflected additional joint venture activity in France.

MORTGAGE BANKING

Interest income and interest expense totaled $2.4 million and $.9 million, respectively, in the second quarter of 2004. Interest income for the quarter ended May 31, 2004 decreased $1.2 million from the year-earlier quarter, and interest expense decreased $.8 million. For the first six months of 2004, interest income from mortgage banking activities decreased by $3.1 million to $5.0 million and related interest expense decreased by $1.8 million to $2.0 million from the same period of 2003. Interest income for the three-month and six-month periods ended May 31, 2004 decreased primarily due to a lower average balance of first mortgages held under commitments of sale and other receivables outstanding in 2004 as a result of a decrease in the mortgage banking subsidiary’s retention rate and a reduced holding period for loans held for sale. The term “retention” refers to the percentage of the Company’s domestic homebuyers using its mortgage banking subsidiary as a loan originator. Interest expense decreased in the three-month and six-month periods of 2004 mainly due to a lower balance of notes payable outstanding and lower interest rates on such notes during the periods as compared to the year-earlier periods.

The following table presents mortgage loan origination and sales data, including loans brokered to wholesale mortgage bankers, for the Company’s mortgage banking operations (dollars in thousands):

	Six Month Ended May 31,		Three Months Ended May 31,
	2004	2003	2004	2003
Total originations:
Loans	8,100	9,362	4,349	4,644
Principal	$1,353,266	$1,597,457	$726,983	$803,183
Retention rate	62%	81%	63%	80%
Loans sold to third parties:
Loans	7,387	10,239	3,634	4,626
Principal	$1,182,431	$1,689,899	$591,630	$768,554

The mortgage banking subsidiary’s retention rate decreased to 63% in the second quarter of 2004 from 80% in the second quarter of 2003 due to several factors which include: efforts to build a mortgage pipeline in the Company’s recently expanded Southeast region, increased referrals by real estate brokers to retail mortgage bankers and increased competition in the mortgage banking marketplace.

Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent, mortgage loan origination fees and mortgage servicing income, decreased by $5.7 million to $9.9 million in the second quarter of 2004 from $15.6 million in the prior year’s second quarter. For the six months ended May 31, 2004, other mortgage banking revenues decreased by $5.9 million to $18.8 million in 2004 from $24.7 million in 2003. The decreases in the three-month and six-month periods of 2004 compared to the corresponding periods of 2003 were mainly due to a rising interest rate environment, a shift towards adjustable rate products from fixed rate, and lower retention.

General and administrative expenses associated with mortgage banking activities totaled $8.9 million in the second quarter of 2004 and $7.4 million for the same period of 2003. For the six-month period, these expenses totaled $17.4 million in 2004 and $15.0 million in 2003. General and administrative expenses increased in the three-month and six-month periods ended May 31, 2004 mainly as a result of higher staff levels in place to build the Company’s mortgage pipeline in the recently expanded Southeast region.

INCOME TAXES

Income tax expense totaled $50.4 million and $40.1 million in the second quarters of 2004 and 2003, respectively. For the first six months of 2004, income tax expense totaled $86.9 million compared to $66.1 million in the same period of 2003. The income tax amounts represented effective income tax rates of approximately 33% in both 2004 and 2003.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. In the six-month period ended May 31, 2004, operating, investing and financing activities used net cash of $44.2 million compared to $250.0 million used in the six-month period ended May 31, 2003.

Operating activities used $285.3 million of cash during the first six months of 2004 and provided $153.4 million of cash during the corresponding period of 2003. The Company’s uses of operating cash in the first half of 2004 included net investments in inventories of $525.3 million (excluding the effect of the Palmetto and Groupe Avantis acquisitions, $38.4 million of inventories acquired through seller financing and $19.4 million of inventory of consolidated variable interest entities (VIEs)), a decrease in accounts payable, accrued expenses and other liabilities of $13.3 million and other operating uses of $13.2 million. The uses of cash in the first six months of 2004 were partially offset by six months’ earnings of $176.3 million, a decrease in receivables of $46.1 million, and various noncash items deducted from net income.

In the first six months of 2003, sources of operating cash included a decrease in receivables of $239.6 million, six months’ earnings of $134.2 million, an increase in accounts payable, accrued expenses and other liabilities of $61.2 million, various noncash items deducted from net income, and other operating sources of $21.2 million. Partially offsetting these sources were investments in inventories of $340.0 million (excluding the effect of the Colony acquisition and $23.8 million of inventories acquired through seller financing).

Investing activities used $113.9 million of cash in the first half of 2004 compared to $80.6 million in the year-earlier period. In the first six months of 2004, $56.5 million, net of cash acquired, was used for the acquisitions of Palmetto and Groupe Avantis, $48.6 million was used for investments in unconsolidated joint ventures, and $10.5 million was used for net purchases of property and equipment. The cash used was partially offset by proceeds of $1.5 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral, and net sales of $.2 million of mortgages held for long-term investment. In the first six months of 2003, $72.7 million, net of cash acquired, was used for the acquisition of Colony, $9.5 million was used for net purchases of property and equipment and $8.1 million was used for investments in unconsolidated joint ventures. The cash used in 2003 was partly offset by net sales of $5.9 million of mortgages held for long term investment and proceeds of $3.8 million received from mortgage–backed securities.

Financing activities provided cash of $355.0 million in the first six months of 2004 compared to $322.8 million used in the first half of 2003. In the first six months of 2004, sources of cash included $248.7 million in proceeds from the sale of 5 3/4% senior notes, $171.2 million in net proceeds from borrowings and $29.0 million from the issuance of common stock under employee stock plans. Partially offsetting the cash provided were repurchases of common stock of $66.1 million, cash dividend payments of $19.7 million, payments to minority interests of $7.1 million and payments on collateralized mortgage obligations of $1.0 million. On January 28, 2004, the Company issued $250.0 million of 5 3/4% senior notes (“$250 Million Senior Notes”) at 99.474% of the principal amount of the notes in a private placement. The notes, which are due February 1, 2014, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $250 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $250 Million Senior Notes are unconditionally guaranteed jointly and severally by certain of the Company’s domestic operating subsidiaries (“Guarantor Subsidiaries”), on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $250 Million Senior Notes to repay borrowings outstanding under its $1.00 billion unsecured revolving credit facility (“$1 Billion Credit Facility”). Subsequent to the end of the second quarter, on June 16, 2004, the Company exchanged all of the privately placed $250 Million Senior Notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.

Financing activities in the first six months of 2003 resulted in net cash outflows due to net payments on borrowings of $438.7 million, redemption of the Company’s 9 5/8% senior subordinated notes of $129.0 million, repurchases of common stock of $59.6 million, cash dividend payments of $6.0 million, payments on collateralized mortgage obligations of $3.5 million and payments to minority interests of $.6 million. Partially offsetting these uses were $295.3 million in proceeds from the sale of 7 3/4% senior subordinated notes and $19.3 million from the issuance of common stock under employee stock plans.

As of May 31, 2004, the Company had $480.5 million available under its $1 Billion Credit Facility, net of $174.5 million of outstanding letters of credit. The Company’s French unsecured financing agreements, totaling $156.1 million, had in the aggregate $141.0 million available at May 31, 2004. In addition, the Company’s mortgage banking operation had $333.1 million available under its $400.0 million master loan and security agreement and $141.6 million available under its $180.0 million master loan and security agreement at quarter-end. The Company’s mortgage banking subsidiary also has a $300.0 million purchase and sale agreement, which allows it to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facilities. This agreement is not a committed facility and may be terminated at the discretion of the counterparties. The debt of the Company’s mortgage banking subsidiary is non-recourse to the Company’s construction business.

The Company’s financial leverage, as measured by the ratio of construction debt to total capital, was 50.7% at May 31, 2004 compared to 48.7% at May 31, 2003. Construction debt to total capital is not a financial measure in accordance with generally accepted accounting principles (“GAAP”). However, the Company believes this ratio is preferable to total debt to total capital, the most comparable GAAP measure, in order to maintain comparability with other publicly traded homebuilders for stockholders, investors and analysts. A reconciliation of the non-GAAP measure, construction debt to total capital, to the most comparable GAAP measure, total debt to total capital, follows (in thousands):

	May 31,
	2004		2003
	Total debt	Construction	Total debt	Construction
	to total	debt to total	to total	debt to total
	capital	capital	capital	capital
Debt:
Construction	$1,766,304	$1,766,304	$1,313,528	$1,313,528
Mortgage banking	105,301		213,582

Total debt	$1,871,605	$1,766,304	$1,527,110	$1,313,528

Total debt	$1,871,605	$1,766,304	$1,527,110	$1,313,528
Stockholders’ equity	1,716,832	1,716,832	1,381,205	1,381,205

Total capital	$3,588,437	$3,483,136	$2,908,315	$2,694,733

Ratio	52.2%	50.7%	52.5%	48.7%

Subsequent to the end of the second quarter, on June 29, 2004, the mortgage banking subsidiary entered into a $150.0 million revolving mortgage warehouse agreement with a bank syndicate (“$150 Million Mortgage Warehouse Facility”). The agreement, which expires on June 30, 2006, provides for an annual fee based on the committed balance and provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The $150 Million Mortgage Warehouse Facility replaced the mortgage banking subsidiary’s $180.0 million revolving mortgage warehouse agreement, which was scheduled to expire on June 30, 2005.

On June 30, 2004, the Company issued $350.0 million of 6 3/8% senior notes (“$350 Million Senior Notes”) at 99.3% of the principal amount of the notes in a private placement. The notes, which are due August 15, 2011, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $350 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $350 Million Senior Notes are unconditionally guaranteed jointly and severally by certain of the Company’s domestic operating subsidiaries (“Guarantor Subsidiaries”), on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $350 Million Senior Notes to repay borrowings outstanding under its $1 Billion Credit Facility.

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

Off-Balance Sheet Arrangements

In the ordinary course of its business, the Company enters into land option contracts in order to procure land for the construction of homes. The use of such option arrangements allows the Company to reduce the risks associated with land ownership and development; reduce its financial commitments, including interest and other carrying costs; and minimize land inventories. As of May 31, 2004, excluding consolidated VIEs, the Company had cash deposits and/or letters of credit totaling $118.8 million which were associated with land option contracts having an aggregate purchase price of $2.01 billion.

The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners’ association dues, start-up expenses, warranty work, contractors’ license fees and earnest money deposits, among other things. At May 31, 2004, the Company had outstanding approximately $739.4 million and $174.5 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit are likely to be called.

Subsequent Events

On June 1, 2004, the Company’s French subsidiary acquired Foncier Investissement (“Foncier”), a builder of apartment units for traditional homebuyers and private and institutional investors, and vacation properties. Foncier, which generated revenues of approximately $40.0 million in 2003, builds primarily in Aquitaine, as well as in the Midi-Pyrénées and Languedoc-Roussillon regions of France.

On June 8, 2004, the Company acquired Dura Builders Inc. (“Dura”), a privately-held builder of both single-family homes and active adult communities in Indianapolis, Indiana. Dura delivered over 500 homes in 2003 generating just over $75.0 million in revenues. The Dura acquisition marks the Company’s entry into Indiana. The results of Dura will be reflected as part of the Company’s Central region operations.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”). FASB Interpretation No. 46 is intended to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities (VIEs) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46, an enterprise that absorbs a majority of the VIEs expected losses, receives a majority of the VIEs expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. FASB Interpretation No. 46 applied immediately to VIEs created after January 31, 2003 and was effective no later than the first interim or annual period ending after March 15, 2004 for VIEs created on or before January 31, 2003.

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

In compliance with FASB Interpretation No. 46, the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $46.8 million to inventory and other liabilities in the Company’s consolidated balance sheet at May 31, 2004. The Company’s cash deposits related to these land option contracts totaled $2.9 million at May 31, 2004. Creditors, if any, of these VIEs have no recourse against the Company.

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”), which provides guidance regarding interest rate lock commitments (“IRLCs”) that are accounted for as derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In SAB No. 105, the Securities and Exchange Commission stated that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of derivative IRLCs and such value should not be recognized until the underlying loans are sold. This guidance must be applied to IRLCs initiated after March 31, 2004. The Company’s current accounting policy for fair value determination of IRLCs requires consideration of the terms of the individual IRLCs in comparison to available market rates. The value of servicing rights and other intangible components representing potential economic gains the Company expects to receive upon disposition of its funded loans is not included in the determination of the fair value of IRLCs throughout the period IRLCs are outstanding. Accordingly, the implementation of SAB No. 105 did not have a material impact on its results of operations.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies and estimates during the three months and six months ended May 31, 2004 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2003.

Outlook

The value of the Company’s residential backlog as of May 31, 2004 consisted of 20,636 units, representing aggregate future revenues of approximately $4.48 billion. The Company’s backlog units and value as of May 31, 2004 increased by 28.2% and 31.9%, respectively, from 16,103 units representing aggregate future revenues of approximately $3.40 billion as of May 31, 2003. Company-wide net orders of 10,726 for the second quarter of 2004 increased 27.7% from the 8,397 net orders generated in the second quarter of 2003.

The Company’s domestic operations accounted for approximately $3.79 billion of backlog value on 17,343 units at May 31, 2004, up from $2.83 billion on 13,670 units at May 31, 2003. Backlog in the West Coast region totaled approximately $1.41 billion on 3,525 units at May 31, 2004, compared to $1.12 billion on 3,209 units at May 31, 2003. Net orders in the West Coast region decreased 18.1% to 1,554 in the second quarter of 2004 from 1,898 for the same quarter a year ago due to a shortage of active selling communities as demand in the region has outpaced the Company’s replacement of sold-out communities. In the Company’s Southwest region, backlog value increased to $954.7 million on 4,815 units from approximately $685.9 million on 3,810 units at May 31, 2003, while net orders of 2,382 in the second quarter of 2004 rose 18.2% from 2,015 net orders in the year-earlier quarter. Backlog in the Company’s Central region totaled approximately $816.1 million on 5,431 units at the end of the second quarter of 2004, up from $659.4 million on 4,411 units a year earlier, partly due to the Company’s continued expansion in Texas and its acquisition of Chicago-based Zale Homes in September 2003. Central region net orders for the second quarter of 2004 increased 58.7% to 3,210 from 2,023 net orders in the same period of 2003. In the Company’s Southeast region, the backlog value totaled $611.3 million on 3,572 units at May 31, 2004 compared to $364.3 million on 2,240 units at May 31, 2003. The region’s net orders rose 58.3% to 2,131 units in the second quarter of 2004 from 1,346 units for the same period a year ago, reflecting the Company’s continued expansion in Florida and its entry into South Carolina through the acquisition of Palmetto in January 2004.

In France, the value of residential backlog at May 31, 2004 was approximately $688.2 million on 3,293 units, up from $571.8 million on 2,433 units a year earlier, partly due to the acquisition of Groupe Avantis on March 1, 2004. The Company’s French operations generated 1,449 net orders in the second quarter of 2004, an increase of 30.0% compared to the 1,115 net orders posted in the second quarter of 2003. The value of backlog associated with the Company’s French commercial development activities totaled approximately $13.7 million at May 31, 2004 compared to $11.0 million at May 31, 2003.

Substantially all of the homes included in residential backlog are expected to be delivered in 2004; however, cancellation rates could increase, particularly if market conditions deteriorate, or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

The Company expects to achieve strong results in 2004. Specifically, the Company anticipates unit deliveries, revenues and diluted earnings per share in 2004 to exceed 2003 levels. However, this expectation could be materially affected by various risk factors such as the impact of future domestic and international terrorist activities; U.S. military commitment in the Middle East; accelerating recessionary trends and other adverse changes in general economic conditions either nationally, in the United States or France, or in the localized regions in which the Company operates; diminution in domestic jobs or employment levels; an increase in home mortgage interest rates; decreases in consumer confidence; the upcoming national election; or a downturn in the economy’s pace, among other things. With such risk factors as background, the Company currently expects its 2004 unit deliveries to increase by approximately 17.0% over 2003 results, mainly due to growth in the average number of active communities planned for 2004 as a result of organic expansion and recent acquisitions. The Company projects earnings will grow in 2004 as a result of the increased unit delivery volume, a slightly higher housing gross margin and improvement in its selling, general and administrative expense ratio. The Company currently believes it is well-positioned to meet its financial goals for 2004 due to its cash and borrowing capacity positions, the backlog of homes in place at May 31, 2004 and its commitment to adhere to the disciplines of its KBnxt operational business model. The Company plans to maintain its balanced approach to cash management to create shareholder value by expanding organically, entering attractive new markets through acquisitions, periodically repurchasing its shares and paying a higher cash dividend.

In 2004, the Company expects the rate at which new home prices have been increasing to moderate, particularly in the West Coast and France regions. Nonetheless, the Company believes it will benefit from the expansion within its Central and Southeast regions, and lower selling, general and administrative expenses as a percentage of construction revenues. Assuming an improving economy and a flat to moderate rise in interest rates, the Company expects to achieve record diluted earnings per share in 2004.

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

The following table sets forth as of May 31, 2004, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated market value (in thousands):

Fiscal Year of		Weighted Average
Expected Maturity	Fixed Rate Debt (1)	Interest Rate
2004	$175,000	7.8%
2005
2006
2007
2008	200,000	8.6
Thereafter	977,560	7.9

Total	$1,352,560	8.0%

Fair value at May 31, 2004	$1,404,632

(1) Includes senior and senior subordinated notes.

For additional information regarding the Company’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of May 31, 2004. Based upon, and as of the date of that evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2003, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the United States Department of Justice (“DOJ”) tentatively asserted that certain regulatory requirements applicable to storm water discharges were violated at certain of the Company’s construction sites, and civil penalties and injunctive relief may be warranted. The DOJ has also proposed certain steps it would expect the Company to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. The Company has defenses to the claims that have been asserted and is exploring methods of resolving the matter. As these claims have only recently been asserted by the DOJ, the Company can neither predict the outcome of this matter nor can it currently estimate the costs, if any, that may be associated with its eventual resolution.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchase of its own equity securities during the quarter ended May 31, 2004:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
March 1-31				2,000,000
April 1-30	300,000	$70.08	300,000	1,700,000
May 1-31	700,000	64.43	700,000	1,000,000

Total	1,000,000	$66.13	1,000,000	1,000,000

On July 10, 2003, the Company announced that it had received authorization from its board of directors for the Company’s purchase of up to 2,000,000 million shares of its common stock in open-market transactions. At May 31, 2004, 1,000,000 shares remained available for purchase in accordance with this authorization. This authorization does not have an expiration date.

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

Item 5. Other Information

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three months and six months ended May 31, 2004 and 2003, together with backlog data in terms of units and value by geographical region as of May 31, 2004 and 2003.

	Three Months Ended May 31,
	Deliveries		Net Orders
Region	2004	2003	2004	2003
West Coast	1,204	1,263	1,554	1,898
Southwest	1,799	1,579	2,382	2,015
Central	1,884	1,624	3,210	2,023
Southeast	1,127	954	2,131	1,346
France	1,110	924	1,449	1,115

Total	7,124	6,344	10,726	8,397

Unconsolidated Joint Ventures	181	38	250	195

	Six Months Ended May 31,				May 31,
								Backlog - Value
	Deliveries		Net Orders		Backlog - Units			In Thousands
Region	2004	2003	2004	2003	2004		2003	2004		2003
West Coast	2,310	2,424	3,194	3,253	3,525		3,209	$1,412,318		$1,117,856
Southwest	3,453	2,954	4,405	3,969	4,815		3,810	954,651		685,870
Central	3,542	3,224	5,402	3,976	5,431		4,411	816,121		659,443
Southeast	2,045	1,295	3,385	1,770	3,572	*	2,240	611,343	*	364,279
France	1,970	1,710	2,394	1,978	3,293	*	2,433	688,237	*	571,755

Total	13,320	11,607	18,780	14,946	20,636	*	16,103	$4,482,670	*	$3,399,203

Unconsolidated Joint Ventures	324	85	600	258	967		218	$169,403		$38,150

*	Backlog amounts for 2004 have been adjusted to reflect the acquisitions of Palmetto and Groupe Avantis. Therefore, backlog amounts at November 30, 2003 combined with net order and delivery activity for the first six months of 2004 will not equal ending backlog at May 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

Exhibits
23	The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company’s 2003 Annual Report on Form 10-K, is incorporated by reference herein.

31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On March 2, 2004, the Company filed a Current Report on Form 8-K (Item 9 and Item 12), which included the Company’s press release dated the same day announcing its preliminary net new home orders for the quarter ended February 29, 2004.

On March 17, 2004, the Company filed a Current Report on Form 8-K (Item 9 and Item 12), which included the Company’s press release dated the same day, announcing its results of operations for the three months ended February 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME

Registrant

Dated July 14, 2004	/s/ BRUCE KARATZ

Bruce Karatz
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated July 14, 2004	/s/ DOMENICO CECERE

Domenico Cecere
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

		Page of Sequentially
		Numbered Pages
31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	34

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	35

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	36

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	37