Form 10-Q
period 2004-08-31
KB HOME
filed 2004-10-14
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2004.

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF AUGUST 31, 2004.

Common stock, par value $1.00 per share, 46,319,110 shares outstanding, including 7,391,920 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 8,448,100 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

Page
Number(s)
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Income - Nine Months and Three Months Ended August 31, 2004 and 2003	3
Consolidated Balance Sheets - August 31, 2004 and November 30, 2003	4
Consolidated Statements of Cash Flows - Nine Months Ended August 31, 2004 and 2003	5
Notes to Consolidated Financial Statements	6-18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-27
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 5. Other Information	29-30
Item 6. Exhibits and Reports on Form 8-K	30-31
SIGNATURES	32
INDEX OF EXHIBITS	33
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KB HOME

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts - Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2004	2003	2004	2003
Total revenues	$4,672,087	$3,977,313	$1,748,292	$1,442,259

Construction:
Revenues	$4,639,509	$3,920,387	$1,739,538	$1,418,075
Construction and land costs	(3,552,759)	(3,056,305)	(1,319,387)	(1,097,389)
Selling, general and administrative expenses	(609,673)	(517,753)	(229,370)	(183,340)

Operating income	477,077	346,329	190,781	137,346
Interest income	2,978	2,041	782	568
Interest expense, net of amounts capitalized	(14,633)	(18,398)	(3,827)	(2,400)
Minority interests	(41,174)	(12,690)	(18,535)	(3,995)
Equity in pretax income of unconsolidated joint ventures	9,264	1,453	5,600	764

Construction pretax income	433,512	318,735	174,801	132,283

Mortgage banking:
Revenues:
Interest income	7,930	11,089	2,935	3,026
Other	24,648	45,837	5,819	21,158

	32,578	56,926	8,754	24,184
Expenses:
Interest	(3,069)	(5,132)	(1,104)	(1,294)
General and administrative	(23,853)	(24,201)	(6,497)	(9,158)

Mortgage banking pretax income	5,656	27,593	1,153	13,732

Total pretax income	439,168	346,328	175,954	146,015
Income taxes	(145,000)	(114,300)	(58,100)	(48,200)

Net income	$294,168	$232,028	$117,854	$97,815

Basic earnings per share	$7.51	$5.87	$3.03	$2.51

Diluted earnings per share	$6.98	$5.51	$2.84	$2.33

Basic average shares outstanding	39,186	39,560	38,916	38,895

Diluted average shares outstanding	42,150	42,135	41,494	41,946

Cash dividends per common share	$.75	$.225	$.25	$.075

See accompanying notes.

KB HOME

CONSOLIDATED BALANCE SHEETS
(In Thousands - Unaudited)

	August 31,	November 30,
	2004	2003
ASSETS
Construction:
Cash and cash equivalents	$1,947	$116,555
Trade and other receivables	400,593	430,266
Inventories	4,059,936	2,883,482
Investments in unconsolidated joint ventures	122,440	32,797
Deferred income taxes	155,912	165,896
Goodwill	244,315	228,999
Other assets	149,661	124,751

	5,134,804	3,982,746

Mortgage banking:
Cash and cash equivalents	36,821	21,564
Receivables:
First mortgages and mortgage-backed securities	5,437	7,707
First mortgages held under commitments of sale and other receivables	184,819	211,825
Other assets	13,893	12,017

	240,970	253,113

Total assets	$5,375,774	$4,235,859

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction:
Accounts payable	$598,359	$554,387
Accrued expenses and other liabilities	621,091	574,527
Mortgages and notes payable	2,030,606	1,253,932

	3,250,056	2,382,846

Mortgage banking:
Accounts payable and accrued expenses	82,056	31,858
Notes payable	97,328	132,225
Collateralized mortgage obligations secured by mortgage-backed securities	5,140	6,848

	184,524	170,931

Minority interests in consolidated subsidiaries and joint ventures	116,068	89,231

Common stock	54,767	54,077
Paid-in capital	563,306	538,241
Retained earnings	1,727,128	1,462,342
Accumulated other comprehensive income	40,565	38,488
Deferred compensation	(6,413)	(7,512)
Grantor stock ownership trust, at cost	(160,649)	(165,332)
Treasury stock, at cost	(393,578)	(327,453)

Total stockholders’ equity	1,825,126	1,592,851

Total liabilities and stockholders’ equity	$5,375,774	$4,235,859

See accompanying notes.

KB HOME

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands - Unaudited)

	Nine Months Ended August 31,
	2004	2003
Cash flows from operating activities:
Net income	$294,168		$232,028
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in pretax income of unconsolidated joint ventures	(9,264)		(1,453)
Minority interests	41,174		12,690
Amortization of discounts and issuance costs	1,631		1,778
Depreciation and amortization	15,469		15,942
Provision for deferred income taxes	9,984		19,693
Change in assets and liabilities, net of effects from acquisitions:
Receivables	75,922		358,377
Inventories	(913,518)		(532,139)
Accounts payable, accrued expenses and other liabilities	55,402		(1,429)
Other, net	(18,506)		9,765

Net cash provided (used) by operating activities	(447,538)		115,252

Cash flows from investing activities:
Acquisitions, net of cash acquired	(121,546)		(72,752)
Investments in unconsolidated joint ventures	(79,980)		(6,666)
Net sales of mortgages held for long-term investment	270		5,593
Payments received on first mortgages and mortgage-backed securities	2,000		6,292
Purchases of property and equipment, net	(14,338)		(11,166)

Net cash used by investing activities	(213,594)		(78,699)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short - term borrowings	100,989		(273,428)
Proceeds from issuance of senior subordinated notes			295,332
Proceeds from issuance of senior notes	596,169
Redemption of senior subordinated notes			(129,016)
Payments on collateralized mortgage obligations	(1,708)		(5,476)
Payments on mortgages, land contracts and other loans	(53,114)		(78,299)
Issuance of common stock under employee stock plans	30,438		21,636
Payments to minority interests	(15,486)		(9,557)
Payments of cash dividends	(29,382)		(8,887)
Repurchases of common stock	(66,125)		(108,332)

Net cash provided (used) by financing activities	561,781		(296,027)

Net decrease in cash and cash equivalents	(99,351)		(259,474)
Cash and cash equivalents at beginning of period	138,119		329,985

Cash and cash equivalents at end of period	$38,768		$70,511

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$26,604		$32,871

Income taxes paid	$107,972		$71,998

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$50,952		$26,147

Inventory of consolidated variable interest entities	$43,214	$

See accompanying notes.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company’s financial position as of August 31, 2004, the results of its consolidated operations for the nine months and three months ended August 31, 2004 and 2003, and its consolidated cash flows for the nine months ended August 31, 2004 and 2003. The results of operations for the nine months and three months ended August 31, 2004 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2003 has been taken from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2003 contained in the Company’s 2003 Annual Report to Stockholders.

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

Stock-based compensation

The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and, therefore, recorded no compensation expense in the determination of net income during the nine-month and three-month periods ended August 31, 2004 and 2003. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in the nine-month and three-month periods ended August 31, 2004 and 2003 (in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2004	2003	2004	2003
Net income-as reported	$294,168	$232,028	$117,854	$97,815
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(10,090)	(10,229)	(3,455)	(3,201)

Pro forma net income	$284,078	$221,799	$114,399	$94,614

Earnings per share:
Basic-as reported	$7.51	$5.87	$3.03	$2.51
Basic-pro forma	7.25	5.61	2.94	2.43
Diluted-as reported	6.98	5.51	2.84	2.33
Diluted-pro forma	6.84	5.34	2.78	2.27

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies (continued)

Earnings per share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts.

The following table presents a reconciliation of average shares outstanding (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2004	2003	2004	2003
Basic average shares outstanding	39,186	39,560	38,916	38,895
Net effect of stock options assumed to be exercised	2,964	2,575	2,578	3,051

Diluted average shares outstanding	42,150	42,135	41,494	41,946

Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2004	2003	2004	2003
Net income	$294,168	$232,028	$117,854	$97,815
Foreign currency translation adjustment	2,077	15,732	(1,630)	(10,455)
Net unrealized gain (loss) on hedges		(1,330)		6,653

Comprehensive income	$296,245	$246,430	$116,224	$94,013

The accumulated balances of other comprehensive income in the balance sheets as of August 31, 2004 and November 30, 2003 are comprised solely of cumulative foreign currency translation adjustments of $40.6 million and $38.5 million, respectively.

2.	Inventories

Inventories consist of the following (in thousands):

	August 31,	November 30,
	2004	2003
Homes, lots and improvements in production	$3,162,669	$2,325,136
Land under development	897,267	558,346

Total inventories	$4,059,936	$2,883,482

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Inventories (continued)

The Company’s interest costs are as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2004	2003	2004	2003
Capitalized interest, beginning of period	$122,741	$97,096	$141,715	$112,018
Interest incurred	101,605	89,674	37,325	28,540
Interest expensed	(14,633)	(18,398)	(3,827)	(2,400)
Interest amortized	(54,184)	(46,863)	(19,684)	(16,649)

Capitalized interest, end of period	$155,529	$121,509	$155,529	$121,509

3.	Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”). FASB Interpretation No. 46 is intended to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB No. 51”), to certain entities (referred to as “variable interest entities” or “VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46, an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. FASB Interpretation No. 46 applied immediately to VIEs created after January 31, 2003 and was effective no later than the first interim or annual period ending after March 15, 2004 for VIEs created on or before January 31, 2003.

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

In compliance with FASB Interpretation No. 46, the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $70.6 million to inventory and other liabilities in the Company’s consolidated balance sheet at August 31, 2004. The Company’s cash deposits related to these land option contracts totaled $15.4 million at August 31, 2004. Creditors, if any, of these VIEs have no recourse against the Company. As of August 31, 2004, excluding consolidated VIEs, the Company had cash deposits and/or letters of credit totaling $120.0 million which were associated with land option contracts having an aggregate purchase price of $2.32 billion.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Goodwill

The changes in the carrying amount of goodwill for the nine months ended August 31, 2004, by segment, are as follows (in thousands):

	Construction	Mortgage Banking	Total
Goodwill, November 30, 2003	$228,999	$	$228,999
Goodwill acquired	14,482		14,482
Foreign currency translation	834		834

Goodwill, August 31, 2004	$244,315	$	$244,315

5.	Accounting for Derivative Instruments and Hedging Activities

To meet the financing needs of its customers, the Company’s mortgage banking subsidiary is party to interest rate lock commitments (“IRLCs”), which are extended to borrowers who have applied for funding and meet certain defined credit and underwriting criteria. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company’s mortgage banking subsidiary classifies and accounts for IRLCs as non-designated derivative instruments at fair value with changes in fair value recorded to earnings.

In the normal course of business and pursuant to its risk management strategies, the Company’s mortgage banking subsidiary uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. When interest rates rise, IRLCs and mortgage loans held for sale decline in value. To preserve the value of its mortgage inventory and minimize the impact of movements in market interest rates on the IRLCs and mortgage loans held for sale, the mortgage banking operations enter into mandatory and non-mandatory forward contracts to sell mortgage loans.

Effective June 1, 2004, the Company elected to designate its forward contracts as fair value hedges to the extent that hedge effectiveness criteria are met. Under fair value hedge accounting, changes in the fair value of these derivative instruments that are determined to be effective and offsetting changes in the fair value of the underlying hedged items are recognized in current earnings. Prior to this election, from June 1, 2003 through May 31, 2004, the Company elected not to engage in hedge accounting in order to determine the appropriate accounting treatment for its derivative instruments. Accordingly, all derivative instruments during this period were carried in the balance sheet at fair value, with changes in the value recorded directly to earnings. Prior to the no-hedge election, mortgage forward contracts were designated as cash flow hedges and changes in the fair value of these instruments were recognized in other comprehensive income until such time that earnings were affected by the underlying hedged item. This election to use fair value hedge accounting did not materially impact the Company’s financial position or results of operations.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	Accounting for Derivative Instruments and Hedging Activities (continued)

The following table summarizes the interest rate sensitive instruments of the mortgage banking operations (in thousands):

	August 31, 2004		November 30, 2003
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Instruments:
First mortgages held under commitments of sale	$138,904	$139,652	$197,627	$197,605
Forward delivery contracts	127,707	(1,292)	290,915	152
IRLCs	77,017	1,449	60,282	78

6.	Mortgages and Notes Payable

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

On June 29, 2004, the Company’s mortgage banking subsidiary entered into a $150.0 million revolving mortgage warehouse agreement with a bank syndicate (“$150 Million Mortgage Warehouse Facility”). The $150 Million Mortgage Warehouse Facility, which expires on June 30, 2006, provides for an annual fee based on the committed balance and provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The $150 Million Mortgage Warehouse Facility replaced the mortgage banking subsidiary’s $180.0 million revolving mortgage warehouse agreement, which was scheduled to expire on June 30, 2005.

On June 30, 2004, the Company issued $350.0 million of 6 3/8% senior notes (“$350 Million Senior Notes”) at 99.3% of the principal amount of the notes in a private placement. The notes, which are due August 15, 2011, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $350 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $350 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries, on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $350 Million Senior Notes to repay borrowings outstanding under its $1 Billion Credit Facility.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Changes in the Company’s warranty liability are as follows (in thousands):

	Nine Months Ended August 31,
	2004	2003
Balance, beginning of period	$76,948	$58,048
Warranties issued	39,156	40,748
Payments and adjustments	(27,949)	(26,817)

Balance, end of period	$88,155	$71,979

In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales, commercial construction and mortgage loan originations and sales that may be affected by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Based on historical evidence, the Company does not believe any of these representations, warranties or guarantees would result in a material effect on its financial condition or results of operations.

The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners’ association dues, start-up expenses, warranty work, contractors’ license fees and earnest money deposits, among other things. At August 31, 2004, the Company had outstanding approximately $801.8 million and $135.4 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit are likely to be called.

The Company conducts a portion of its land acquisition, development and other activities through its participation in joint ventures in which the Company holds less than a majority interest. The Company’s investment in these unconsolidated joint ventures was $122.4 million at August 31, 2004. These joint ventures had outstanding secured construction debt of approximately $87.9 million at August 31, 2004. The Company had limited maintenance guarantees of $64.9 million of unconsolidated entity debt at August 31, 2004. When the Company or its subsidiaries provides a guarantee, the unconsolidated entity generally receives more favorable terms from its lenders than would otherwise be available to it. The limited maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specified percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Commitments and Contingencies (continued)

Borrowings outstanding and letters of credit issued under the Company’s $1 Billion Credit Facility are guaranteed by the Company’s Guarantor Subsidiaries. As of August 31, 2004, such borrowings and letters of credit totaled $281.0 million and $135.4 million, respectively.

In January 2003, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the United States Department of Justice (“DOJ”) tentatively asserted that certain regulatory requirements applicable to storm water discharges were violated at certain of the Company’s construction sites, and civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect the Company to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. The Company has defenses to the claims that have been asserted and is exploring methods of resolving the matter. While the costs associated with the claims cannot be determined at this time, the Company believes that such costs are not likely to be material to its consolidated financial position or results of operations.

8.	Stockholders’ Equity

On December 5, 2003, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $1.00 per share from $.30 per share. The first quarterly dividend at the increased rate of $.25 per share was paid on February 25, 2004 to shareholders of record on February 11, 2004.

During the first nine months of 2004, under an existing authorization from its board of directors, the Company repurchased 1.0 million shares of its common stock at an aggregate price of $66.1 million. As of August 31, 2004, the Company had a remaining authorization from its board of directors for the repurchase of up to 1.0 million additional shares.

9.	Acquisitions

On January 6, 2004, the Company acquired Palmetto Traditional Homes (“Palmetto”), a privately-held builder of single-family homes in several metropolitan areas of South Carolina, including Charleston and Columbia. Palmetto generated revenues of approximately $90.0 million and delivered 570 homes in 2003. The Palmetto acquisition marks the Company’s entry into South Carolina. The results of Palmetto were reflected as part of the Company’s Southeast region operations as of the acquisition date.

Effective March 1, 2004, the Company’s French subsidiary acquired Groupe Avantis, one of the leading property developer-builders in the Midi-Pyrénées region of France. Groupe Avantis primarily builds single-family homes and multi-family homes for first-time buyers and multi-family dwellings intended for private and institutional investors. Also, on June 1, 2004, the Company’s French subsidiary acquired Foncier Investissement (“Foncier”), a builder of apartment units for traditional homebuyers and private and institutional investors, and vacation properties. Foncier, which generated revenues of approximately $40.0 million in 2003, builds primarily in Aquitaine, as well as in the Midi-Pyrénées and Languedoc-Roussillon regions of France.

On June 8, 2004, the Company acquired Dura Builders Inc. (“Dura”), a privately-held builder of both single-family homes and active adult communities in Indianapolis, Indiana. Dura delivered over 500 homes in 2003 generating just over $75.0 million in revenues. The Dura acquisition marks the Company’s entry into Indiana. The results of Dura were reflected as part of the Company’s Central region operations as of the acquisition date.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The pro forma results of the Company for the nine months and three months ended August 31, 2004 and August 31, 2003, assuming these acquisitions had been made at the beginning of each period, would not be materially different from reported results.

10.	Recent Accounting Pronouncements

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”), which provides guidance regarding IRLCs that are accounted for as derivative instruments under SFAS No. 133. In SAB No. 105, the Securities and Exchange Commission stated that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of derivative IRLCs and such value should not be recognized until the underlying loans are sold. This guidance must be applied to IRLCs initiated after March 31, 2004. The Company’s accounting policy for fair value determination of IRLCs requires consideration of the terms of the individual IRLCs in comparison to available market rates. The value of servicing rights and other intangible components representing potential economic gains the Company expects to receive upon disposition of its funded loans is not included in the determination of the fair value of IRLCs throughout the period IRLCs are outstanding. Accordingly, the implementation of SAB No. 105 did not have a material impact on its results of operations.

11.	Supplemental Guarantor Information

The Company’s obligation to pay principal, premium, if any, and interest under certain debt instruments is guaranteed on a joint and several basis by the Company’s Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by KB Home. The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, consolidated supplemental financial information for the Guarantor Subsidiaries is presented.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Supplemental Guarantor Information (continued)

Condensed Consolidating Income Statements Nine Months Ended August 31, 2004 (in thousands)

	KB Home		Guarantor	Non-Guarantor	Consolidating
	Corporate		Subsidiaries	Subsidiaries	Adjustments		Total
Revenues	$		$3,101,766	$1,570,321	$		$4,672,087

Construction:
Revenues	$		$3,101,766	$1,537,743	$		$4,639,509
Construction and land costs			(2,326,313)	(1,226,446)			(3,552,759)
Selling, general and administrative expenses		(66,957)	(314,837)	(227,879)			(609,673)

Operating income (loss)		(66,957)	460,616	83,418			477,077
Interest expense, net of amounts capitalized		113,987	(82,640)	(45,980)			(14,633)
Minority interests		(11,687)	(22,301)	(7,186)			(41,174)
Other expense		2,712	2,440	7,090			12,242

Construction pretax income		38,055	358,115	37,342			433,512
Mortgage banking pretax income				5,656			5,656

Total pretax income		38,055	358,115	42,998			439,168
Income taxes		(12,700)	(118,200)	(14,100)			(145,000)
Equity in earnings of subsidiaries		392,771				(392,771)

Net income		$418,126	$239,915	$28,898		$(392,771)	$294,168

Nine Months Ended August 31, 2003 (in thousands)

	KB Home		Guarantor	Non-Guarantor	Consolidating
	Corporate		Subsidiaries	Subsidiaries	Adjustments		Total
Revenues	$		$2,739,331	$1,237,982	$		$3,977,313

Construction:
Revenues	$		$2,739,331	$1,181,056	$		$3,920,387
Construction and land costs			(2,097,933)	(958,372)			(3,056,305)
Selling, general and administrative expenses		(57,381)	(296,347)	(164,025)			(517,753)

Operating income (loss)		(57,381)	345,051	58,659			346,329
Interest expense, net of amounts capitalized		67,395	(53,573)	(32,220)			(18,398)
Minority interests		(8,613)	11	(4,088)			(12,690)
Other expense		529	933	2,032			3,494

Construction pretax income		1,930	292,422	24,383			318,735
Mortgage banking pretax income				27,593			27,593

Total pretax income		1,930	292,422	51,976			346,328
Income taxes		(700)	(96,500)	(17,100)			(114,300)
Equity in earnings of subsidiaries		341,148				(341,148)

Net income		$342,378	$195,922	$34,876		$(341,148)	$232,028

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Supplemental Guarantor Information (continued)

Condensed Consolidating Income Statements Three Months Ended August 31, 2004 (in thousands)

	KB Home		Guarantor	Non-Guarantor	Consolidating
	Corporate		Subsidiaries	Subsidiaries	Adjustments		Total
Revenues	$		$1,159,346	$588,946	$		$1,748,292

Construction:
Revenues	$		$1,159,346	$580,192	$		$1,739,538
Construction and land costs			(862,756)	(456,631)			(1,319,387)
Selling, general and administrative expenses		(24,350)	(115,231)	(89,789)			(229,370)

Operating income (loss)		(24,350)	181,359	33,772			190,781
Interest expense, net of amounts capitalized		44,392	(32,087)	(16,132)			(3,827)
Minority interests		(5,064)	(10,363)	(3,108)			(18,535)
Other expense		1,464	1,921	2,997			6,382

Construction pretax income		16,442	140,830	17,529			174,801
Mortgage banking pretax income				1,153			1,153

Total pretax income		16,442	140,830	18,682			175,954
Income taxes		(5,500)	(46,500)	(6,100)			(58,100)
Equity in earnings of subsidiaries		155,060				(155,060)

Net income		$166,002	$94,330	$12,582		$(155,060)	$117,854

Three Months Ended August 31, 2003 (in thousands)

	KB Home		Guarantor	Non-Guarantor	Consolidating
	Corporate		Subsidiaries	Subsidiaries	Adjustments		Total
Revenues	$		$986,220	$456,039	$		$1,442,259

Construction:
Revenues	$		$986,220	$431,855	$		$1,418,075
Construction and land costs			(747,008)	(350,381)			(1,097,389)
Selling, general and administrative expenses		(21,900)	(103,041)	(58,399)			(183,340)

Operating income (loss)		(21,900)	136,171	23,075			137,346
Interest expense, net of amounts capitalized		28,592	(20,136)	(10,856)			(2,400)
Minority interests		(2,848)	8	(1,155)			(3,995)
Other expense		142	239	951			1,332

Construction pretax income		3,986	116,282	12,015			132,283
Mortgage banking pretax income				13,732			13,732

Total pretax income		3,986	116,282	25,747			146,015
Income taxes		(1,400)	(38,400)	(8,400)			(48,200)
Equity in earnings of subsidiaries		142,593				(142,593)

Net income		$145,179	$77,882	$17,347		$(142,593)	$97,815

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheets August 31, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments		Total
Assets
Construction:
Cash and cash equivalents	$3,902	$(74,490)	$72,535	$		$1,947
Trade and other receivables	7,460	76,953	316,180			400,593
Inventories		2,867,764	1,192,172			4,059,936
Other assets	474,181	92,421	105,726			672,328

	485,543	2,962,648	1,686,613			5,134,804
Mortgage banking			240,970			240,970
Investment in subsidiaries	415,547				(415,547)

Total assets	$901,090	$2,962,648	$1,927,583		$(415,547)	$5,375,774

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$159,123	$497,777	$562,550	$		$1,219,450
Mortgages and notes payable	1,798,450	40,514	191,642			2,030,606

	1,957,573	538,291	754,192			3,250,056
Minority interests in consolidated subsidiaries and joint ventures	74,829	27,189	14,050			116,068
Mortgage banking			184,524			184,524
Intercompany	(2,956,442)	2,255,787	700,655
Stockholders’ equity	1,825,130	141,381	274,162		(415,547)	1,825,126

Total liabilities and stockholders’ equity	$901,090	$2,962,648	$1,927,583		$(415,547)	$5,375,774

November 30, 2003 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments		Total
Assets
Construction:
Cash and cash equivalents	$28,386	$(49,061)	$137,230	$		$116,555
Trade and other receivables	2,032	60,663	367,571			430,266
Inventories		2,131,061	752,421			2,883,482
Other assets	443,076	23,877	85,490			552,443

	473,494	2,166,540	1,342,712			3,982,746
Mortgage banking			253,113			253,113
Investment in subsidiaries	284,283				(284,283)

Total assets	$757,777	$2,166,540	$1,595,825		$(284,283)	$4,235,859

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$145,049	$469,159	$514,706	$		$1,128,914
Mortgages and notes payable	1,027,864	21,301	204,767			1,253,932

	1,172,913	490,460	719,473			2,382,846
Minority interests in consolidated subsidiaries and joint ventures	68,673	4,889	15,669			89,231
Mortgage banking			170,931			170,931
Intercompany	(2,076,660)	1,671,191	405,469
Stockholders’ equity	1,592,851		284,283		(284,283)	1,592,851

Total liabilities and stockholders’ equity	$757,777	$2,166,540	$1,595,825		$(284,283)	$4,235,859

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Cash Flows Nine Months Ended August 31, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$418,126	$239,915	$28,898	$(392,771)	$294,168
Adjustments to reconcile net income to net cash provided (used) by operating activities	(8,780)	(664,454)	(68,472)		(741,706)

Net cash provided (used) by operating activities	409,346	(424,539)	(39,574)	(392,771)	(447,538)

Cash flows from investing activities:
Acquisitions, net of cash acquired			(121,546)		(121,546)
Other, net	(368)	(71,108)	(20,572)		(92,048)

Net cash used by investing activities:	(368)	(71,108)	(142,118)		(213,594)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	173,900		(72,911)		100,989
Proceeds from issuance of notes	596,169				596,169
Repurchases of common stock	(66,125)				(66,125)
Other, net	(4,476)	(15,851)	(48,925)		(69,252)
Intercompany	(1,132,930)	486,068	254,091	392,771

Net cash provided (used) by financing activities:	(433,462)	470,217	132,255	392,771	561,781

Net decrease in cash and cash equivalents	(24,484)	(25,430)	(49,437)		(99,351)
Cash and cash equivalents at beginning of year	28,386	(49,060)	158,793		138,119

Cash and cash equivalents at end of year	$3,902	$(74,490)	$109,356	$	$38,768

Nine Months Ended August 31, 2003 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$342,378	$195,922	$34,876	$(341,148)	$232,028
Adjustments to reconcile net income to net cash provided (used) by operating activities	(30,500)	(429,781)	343,505		(116,776)

Net cash provided (used) by operating activities	311,878	(233,859)	378,381	(341,148)	115,252

Cash flows from investing activities:
Acquisitions, net of cash acquired			(72,752)		(72,752)
Other, net	(1,567)	(10,607)	6,227		(5,947)

Net cash used by investing activities:	(1,567)	(10,607)	(66,525)		(78,699)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	144,000		(417,428)		(273,428)
Proceeds from issuance of notes	295,332				295,332
Redemption of notes	(129,016)				(129,016)
Repurchases of common stock	(108,332)				(108,332)
Other, net	6,241	(7,718)	(79,106)		(80,583)
Intercompany	(762,035)	261,787	159,100	341,148

Net cash provided (used) by financing activities:	(553,810)	254,069	(337,434)	341,148	(296,027)

Net increase (decrease) in cash and cash equivalents	(243,499)	9,603	(25,578)		(259,474)
Cash and cash equivalents at beginning of year	269,209	(65,965)	126,741		329,985

Cash and cash equivalents at end of year	$25,710	$(56,362)	$101,163	$	$70,511

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Subsequent Events

On September 24, 2004, the Company filed a registration statement with the Securities and Exchange Commission pursuant to which the Company would exchange its outstanding $350 Million Senior Notes, which were issued in a private placement on June 30, 2004, for notes that are substantially identical except that the new notes will be registered under the Securities Act of 1933.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Total revenues for the quarter ended August 31, 2004 rose $306.0 million, or 21.2%, to a third quarter record of $1.75 billion from $1.44 billion for the corresponding quarter of 2003. For the nine months ended August 31, 2004, total revenues increased $694.8 million, or 17.5%, to $4.67 billion from $3.98 billion in the year-earlier period. The increases in total revenues for the three-month and nine-month periods of 2004 compared to 2003 resulted primarily from higher housing revenues. Net income for the third quarter of 2004 increased 20.5% to $117.9 million, or $2.84 per diluted share, from $97.8 million, or $2.33 per diluted share, for the third quarter of 2003. Net income for the nine months ended August 31, 2004 rose 26.8% to $294.2 million, or $6.98 per diluted share, compared to $232.0 million, or $5.51 per diluted share, for the nine months ended August 31, 2003. The increases in net income in the third quarter and first nine months of 2004 were primarily driven by higher revenues and improved operating income margins.

CONSTRUCTION

Revenues increased by $321.5 million, or 22.7%, to $1.74 billion for the three months ended August 31, 2004 from $1.42 billion for the three months ended August 31, 2003 primarily due to an increase in housing revenues. The Company’s construction revenues are generated from operations in the United States and France. The Company’s U.S. operating divisions are grouped into four regions: “West Coast” — California; “Southwest” — Arizona, Nevada and New Mexico; “Central” — Colorado, Illinois, Indiana and Texas; and “Southeast” - Florida, Georgia, North Carolina and South Carolina.

Housing revenues for the third quarter of 2004 increased by 23.6%, or $329.4 million, to $1.72 billion from $1.39 billion in the year-earlier period, reflecting a 17.4% increase in unit deliveries and a 5.3% increase in the Company’s average selling price. Housing revenues in the United States increased 23.8% to $1.50 billion on 6,912 unit deliveries in the three months ended August 31, 2004 from $1.21 billion on 5,938 units in the corresponding period of 2003. Housing revenues from the West Coast region for the third quarter of 2004 totaled $543.7 million, up 15.6% from $470.5 million in the year-earlier period. The Company’s 1,333 West Coast region unit deliveries in the third quarter of 2004 were nearly even with the 1,339 deliveries posted in the third quarter of 2003. In the Southwest region, third quarter housing revenues rose 20.7% to $376.1 million in 2004 from $311.7 million in 2003. Unit deliveries in the Southwest region increased 8.8% to 1,884 in the third quarter of 2004 from 1,731 in the third quarter of 2003. Housing revenues in the Central region increased 33.7% to $362.0 million in the three months ended August 31, 2004 from $270.8 million in the three months ended August 31, 2003, as deliveries rose 31.4% to 2,432 units from 1,851 units in the prior year’s quarter partly due to the acquisition of Indiana-based Dura in the third quarter of 2004. In the Southeast region, housing revenues rose 37.7% to $217.2 million in the third quarter of 2004 from $157.8 million in the same quarter of 2003. Unit deliveries in the region increased 24.2% to 1,263 units in the third quarter of 2004 from 1,017 units in the year-earlier quarter as a result of the Company’s expansion in the southeastern United States, including its acquisition of South Carolina-based Palmetto in the first quarter of 2004. Revenues from French housing operations for the three months ended August 31, 2004 totaled $224.9 million, up 22.4% from $183.7 million in the year-earlier period. The Company’s unit deliveries in France rose 23.8% to 1,129 in the third quarter of 2004 from 912 in the third quarter of 2003.

During the third quarter of 2004, the Company’s overall average selling price increased 5.3% to $214,400 from $203,600 in the same quarter a year ago. The Company’s average selling price in the United States rose 6.4% to $216,900 in the three months ended August 31, 2004 from $203,900 in the same period of 2003, reflecting increases in all of the Company’s domestic regions. For the quarter ended August 31, 2004, the average selling price in the Company’s West Coast region increased 16.1% to $407,900 from $351,400 for the same period a year ago. The average selling price in the Southwest region rose 10.9% to $199,600 in the three months ended August 31, 2004 from $180,000 for the same period of 2003. In both the West Coast and Southwest regions, high demand for housing combined with constrained supply continued to support higher prices. In the Central region, the average selling price increased 1.7% to $148,800 from $146,300. In the Southeast region, the average selling price increased 10.9% to $172,000 in the third quarter of 2004 from $155,100 in the same quarter of 2003. In France, the average selling price for the three months ended August 31, 2004 decreased by 1.1% to $199,200 from $201,400 in the year-earlier quarter.

The Company’s revenues from commercial activities decreased to $7.6 million in the third quarter of 2004 from $15.2 million in the third quarter of 2003. Revenues from Company-wide land sales totaled $8.1 million in the third quarter of 2004 and $8.4 million in the third quarter of 2003. Generally, land sale revenues fluctuate with management decisions to maintain or decrease the Company’s land ownership position in a particular market or markets based upon the volume of its holdings, the strength and number of competing developers entering the particular market at given points in time, the availability of land in the particular market served by the Company and prevailing market conditions.

For the first nine months of 2004, construction revenues increased by $719.1 million, or 18.3%, to $4.64 billion, from $3.92 billion for the same period a year ago mainly as a result of higher housing revenues. Housing revenues totaled $4.60 billion on 21,361 units in the first nine months of 2004 compared to $3.80 billion on 18,457 units for the same period a year ago. Revenues from housing operations in the United States increased 20.9% to $3.96 billion on 18,262 units in the first nine months of 2004 from $3.28 billion on 15,835 units in the comparable period of 2003. During the first nine months of 2004, housing revenues from the West Coast region increased 9.8% to $1.46 billion from $1.33 billion in the first nine months of 2003, despite unit deliveries decreasing 3.2% during the period to 3,643 from 3,763 in 2003. Housing revenues from the Southwest region rose 27.3% to $1.06 billion from $830.5 million, as unit deliveries in the region increased 13.9% to 5,337 from 4,685. In the Central region, housing revenues increased 17.2% to $886.8 million in the first nine months of 2004 from $756.8 million in the same period of 2003 with unit deliveries in the region increasing 17.7% to 5,974 from 5,075. Housing revenues from the Southeast region increased 54.2% to $559.8 million in the first nine months of 2004 from $363.0 million in the same period a year ago as unit deliveries rose 43.1% to 3,308 from 2,312. French housing revenues totaled $640.8 million on 3,099 unit deliveries in the first nine months of 2004 compared to $526.6 million on 2,622 unit deliveries in the corresponding period of 2003.

The Company-wide average new home price increased 4.6% to $215,400 in the first nine months of 2004 from $206,000 in the year-earlier period. For the first nine months of 2004, the average selling price in the West Coast region rose 13.4% to $399,500 from $352,200 for the first nine months of 2003 and the average selling price in the Southwest region rose 11.7% to $198,100 from $177,300, as the continued shortage of housing in both regions drove prices up. In the Central region, the average selling price decreased slightly in the first nine months of 2004 to $148,400 from $149,100 in the same period of 2003. The average selling price in the Southeast region increased 7.8% to $169,200 from $157,000 in the first nine months of 2003. In France, the average selling price for the nine-month period increased 2.9% to $206,800 in 2004 from $200,900 in 2003, primarily due to favorable foreign exchange rates in the first nine months of 2004.

The Company’s commercial activities in France generated revenues of $16.7 million in the first nine months of 2004 compared with revenues of $105.6 million in the first nine months of 2003. Commercial revenues in the first nine months of 2003 were substantially higher than in the corresponding 2004 period due to the sale of an office building by the French commercial operations in 2003. Company-wide revenues from land sales totaled $22.6 million in the nine months ended August 31, 2004 compared to $12.3 million in the nine months ended August 31, 2003.

Operating income increased by $53.4 million to $190.8 million in the third quarter of 2004 from $137.3 million in the third quarter of 2003. The improvement was largely due to higher unit volume and an expanding operating margin. As a percentage of construction revenues, operating income increased 1.3 percentage points to 11.0% for the three months ended August 31, 2004 compared to 9.7% in the same period a year ago, due to a higher housing gross margin and increased operating margins from land sales and commercial activities. Gross profits increased by $99.5 million, or 31.0%, to $420.2 million in the third quarter of 2004 from $320.7 million in the prior year’s period. Gross profits as a percentage of construction revenues rose 1.6 percentage points to 24.2% in the third quarter of 2004 from 22.6% in the same quarter of 2003 primarily due to an increase in the housing gross margin. During the same period, housing gross profits increased by $96.9 million to $415.4 million from $318.5 million. The housing gross margin increased 1.3 percentage points to 24.1% in the third quarter of 2004 from 22.8% in the year-earlier quarter as the combination of improved productivity and higher average selling prices more than offset higher material costs. Commercial activities in France generated profits of $1.8 million during the three months ended August 31, 2004, compared with $2.0 million generated during the three months ended August 31, 2003. Land sales generated profits of $2.9 million during the third quarter of 2004 compared with profits of $.2 million posted in the third quarter of 2003.

Selling, general and administrative expenses totaled $229.4 million in the three-month period ended August 31, 2004 compared to $183.3 million in the three months ended August 31, 2003. As a percentage of housing revenues, selling, general and administrative expenses rose to 13.3% in the third quarter of 2004 from 13.1% in the same period a year ago.

For the first nine months of 2004, operating income increased by $130.8 million to $477.1 million from $346.3 million in the corresponding period of 2003. As a percentage of construction revenues, operating income increased 1.5 percentage points to 10.3% in the first nine months of 2004 from 8.8% in the first nine months of 2003 due to a higher housing gross margin. Housing gross profits increased by $238.4 million, or 28.4%, to $1.08 billion in the first nine months of 2004 from $841.0 million in the first nine months of 2003 with the housing gross margin increasing to 23.5% from 22.1%. This 1.4 percentage point increase in the Company’s housing gross margin for the nine months ended August 31, 2004 reflected enhanced operating efficiencies and higher average selling prices. Commercial activities in France produced profits of $3.8 million in the first nine months of 2004 compared with $22.0 million in the first nine months of 2003, as the 2003 period included profits from the sale of an office building. Company-wide land sales generated profits of $3.5 million and $1.1 million in the first nine months of 2004 and 2003, respectively.

Selling, general and administrative expenses increased by $91.9 million to $609.7 million for the first nine months of 2004 from $517.8 million for the same period of 2003. As a percentage of housing revenues, selling, general and administrative expenses improved to 13.3% for the first nine months of 2004 from 13.6% in the corresponding period of 2003.

Interest income totaled $.8 million in the third quarter of 2004 and $.6 million in the third quarter of 2003. For the first nine months, interest income totaled $3.0 million in 2004 and $2.0 million in 2003. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.

Interest expense (net of amounts capitalized) increased by $1.4 million to $3.8 million in the third quarter of 2004 from $2.4 million in the third quarter of 2003. For the nine months ended August 31, 2004, interest expense decreased by $3.8 million to $14.6 million from $18.4 million. Gross interest incurred in the three months and nine months ended August 31, 2004 was higher than that incurred in the corresponding year-ago periods by $8.8 million and $11.9 million, respectively, due to higher debt levels in 2004. Gross interest incurred in the first nine months of 2003 also included a pretax charge of $4.3 million associated with the Company’s early extinguishment of its 9 5/8% senior subordinated notes. Excluding this charge, gross interest expense increased by $16.2 million in the first nine months of 2004 compared to the same period of 2003. The percentage of interest capitalized during the three months ended August 31, 2004 decreased slightly to 89.7% from 91.6% in the same period of 2003. For the nine months ended August 31, 2004, this percentage increased to 85.6% from 79.5% for the nine months ended August 31, 2003 excluding the early extinguishment charge. The increase in the percentage of interest capitalized during the nine months ended August 31, 2004 resulted from a higher proportion of land under development compared to the corresponding period of 2003.

Minority interests totaled $18.5 million in the third quarter of 2004 and $4.0 million in the third quarter of 2003. For the first nine months of 2004, minority interests totaled $41.2 million compared with $12.7 million in the first nine months of 2003. Minority interests for the three months and nine months ended August 31, 2004 and 2003 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. The increases in minority interests in the three-month and nine-month periods ended August 31, 2004 primarily relate to increased activity from a consolidated joint venture in Northern California.

Equity in pretax income of unconsolidated joint ventures totaled $5.6 million in the third quarter of 2004 and $.8 million in the third quarter of 2003. The Company’s joint ventures generated combined revenues of $84.4 million during the three months ended August 31, 2004 compared with $14.8 million in the corresponding period of 2003. For the first nine months of 2004, the Company’s equity in pretax income of unconsolidated joint ventures totaled $9.3 million compared to $1.5 million for the same period of 2003. Combined revenues from these joint ventures totaled $169.9 million in the first nine months of 2004 and $30.8 million in the first nine months of 2003. All of the joint venture revenues in the 2004 and 2003 periods were generated from residential properties. The increased results from joint ventures in the third quarter and first nine months of 2004 primarily reflected additional joint venture activity in France.

MORTGAGE BANKING

Interest income and interest expense totaled $2.9 million and $1.1 million, respectively, in the third quarter of 2004. Interest income for the quarter ended August 31, 2004 decreased $.1 million from the year-earlier quarter, and interest expense decreased $.2 million. For the first nine months of 2004, interest income from mortgage banking activities decreased by $3.2 million to $7.9 million and related interest expense decreased by $2.0 million to $3.1 million from the same period of 2003. Interest income for the three-month and nine-month periods ended August 31, 2004 decreased primarily due to a lower average balance of first mortgages held under commitments of sale and other receivables outstanding in 2004 as a result of a decrease in the mortgage banking subsidiary’s retention rate and a reduced holding period for loans held for sale. The term “retention” refers to the percentage of the Company’s domestic homebuyers using its mortgage banking subsidiary as a loan originator. Interest expense decreased in the three-month and nine-month periods of 2004 mainly due to a lower balance of notes payable outstanding and lower interest rates on such notes as compared to the year-earlier periods.

The following table presents mortgage loan origination and sales data, including loans brokered to wholesale mortgage bankers, for the Company’s mortgage banking operations (dollars in thousands):

	Nine Month Ended August 31,		Three Months Ended August 31,
	2004	2003	2004	2003
Total originations:
Loans	11,581	14,673	3,939	5,311
Principal	$2,094,265	$2,515,287	$729,736	$917,830
Retention rate	62%	77%	60%	71%
Loans sold to third parties:
Loans	11,021	14,902	3,843	4,669
Principal	$1,822,747	$2,468,003	$640,317	$778,104

The mortgage banking subsidiary’s retention rate decreased to 60% in the third quarter of 2004 from 71% in the third quarter of 2003 due to several factors, including efforts to build a mortgage pipeline in the Company’s recently expanded Southeast region, increased referrals by real estate brokers to retail mortgage bankers and increased competition in the mortgage banking marketplace.

Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent, mortgage loan origination fees and mortgage servicing income, decreased by $15.4 million to $5.8 million in the third quarter of 2004 from $21.2 million in the prior year’s third quarter. For the nine months ended August 31, 2004, other mortgage banking revenues decreased by $21.2 million to $24.6 million in 2004 from $45.8 million in 2003. The decreases in the three-month and nine-month periods of 2004 compared to the corresponding periods of 2003 were mainly due to a rising interest rate environment, a shift towards adjustable rate products from fixed rate and lower retention.

General and administrative expenses associated with mortgage banking activities totaled $6.5 million in the third quarter of 2004 and $9.2 million for the same period of 2003. For the nine-month periods, these expenses totaled $23.9 million in 2004 and $24.2 million in 2003. General and administrative expenses decreased in the three-month and nine-month periods ended August 31, 2004 primarily as a result of the lower level of activity.

INCOME TAXES

Income tax expense totaled $58.1 million and $48.2 million in the third quarters of 2004 and 2003, respectively. For the first nine months of 2004, income tax expense totaled $145.0 million compared to $114.3 million in the same period of 2003. The income tax amounts represented effective income tax rates of approximately 33% in both 2004 and 2003.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. In the nine-month period ended August 31, 2004, operating, investing and financing activities used net cash of $99.4 million compared to $259.5 million used in the nine-month period ended August 31, 2003.

Operating activities used $447.5 million of cash during the first nine months of 2004 and provided $115.3 million of cash during the corresponding period of 2003. The Company’s uses of operating cash in the first nine months of 2004 included net investments in inventories of $913.5 million (excluding the effect of the Palmetto, Groupe Avantis, Foncier and Dura acquisitions, $51.0 million of inventories acquired through seller financing and $43.2 million of inventory of consolidated variable interest entities (“VIEs”)), and other operating uses of $18.5 million. The uses of cash in the first nine months of 2004 were partially offset by nine months’ earnings of $294.2 million, a decrease in receivables of $75.9 million, an increase in accounts payable, accrued expenses and other liabilities of $55.4 million, and various noncash items deducted from net income.

In the first nine months of 2003, sources of operating cash included a decrease in receivables of $358.4 million, nine months’ earnings of $232.0 million, other operating sources of $9.8 million and various noncash items deducted from net income. Partially offsetting these sources were investments in inventories of $532.1 million (excluding the effect of the Colony acquisition and $26.1 million of inventories acquired through seller financing) and a decrease in accounts payable, accrued expenses and other liabilities of $1.4 million.

Investing activities used $213.6 million of cash in the first nine months of 2004 compared to $78.7 million used in the year-earlier period. In the first nine months of 2004, $121.6 million, net of cash acquired, was used for the acquisitions of Palmetto, Groupe Avantis, Foncier and Dura, $80.0 million was used for investments in unconsolidated joint ventures, and $14.3 million was used for net purchases of property and equipment. The cash used was partially offset by proceeds of $2.0 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral, and net sales of $.3 million of mortgages held for long-term investment. In the first nine months of 2003, $72.7 million, net of cash acquired, was used for the acquisition of Colony, $11.2 million was used for net purchases of property and equipment and $6.7 million was used for investments in unconsolidated joint ventures. The cash used in 2003 was partly offset by proceeds of $6.3 million received from mortgage-backed securities and net sales of $5.6 million of mortgages held for long term investment.

Financing activities provided cash of $561.7 million in the first nine months of 2004 compared to $296.0 million used in the first nine months of 2003. In the first nine months of 2004, sources of cash included total proceeds of $596.2 million from the issuance of the $250 Million Senior Notes and the $350 Million Senior Notes, $47.9 million in net proceeds from borrowings and $30.4 million from the issuance of common stock under employee stock plans. Partially offsetting the cash provided were repurchases of common stock of $66.1 million, cash dividend payments of $29.4 million, payments to minority interests of $15.5 million and payments on collateralized mortgage obligations of $1.7 million. On January 28, 2004, the Company issued the $250 Million Senior Notes at 99.474% of the principal amount of the notes in a private placement. The notes, which are due February 1, 2014, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $250 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $250 Million Senior Notes are unconditionally guaranteed jointly and severally by the Company’s Guarantor Subsidiaries, on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $250 Million Senior Notes to repay borrowings outstanding under its $1 Billion Credit Facility. On June 16, 2004, the Company exchanged all of the privately placed $250 Million Senior Notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.

On June 30, 2004, the Company issued the $350 Million Senior Notes at 99.3% of the principal amount of the notes in a private placement. The notes, which are due August 15, 2011, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $350 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $350 Million Senior Notes are unconditionally guaranteed jointly and severally by the Company’s Guarantor Subsidiaries, on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $350 Million Senior Notes to repay borrowings outstanding under its $1 Billion Credit Facility. On September 24, 2004, the Company filed a registration statement with the Securities and Exchange Commission pursuant to which the Company would exchange its outstanding $350 Million Senior Notes, which were issued in a private placement on June 30, 2004, for notes that are substantially identical except that the new notes will be registered under the Securities Act of 1933.

Financing activities in the first nine months of 2003 resulted in net cash outflows due to net payments on borrowings of $351.7 million, redemption of the Company’s 9 5/8% senior subordinated notes of $129.0 million, repurchases of common stock of $108.3 million, payments to minority interests of $9.5 million, cash dividend payments of $8.9 million and payments on collateralized mortgage obligations of $5.5 million. Partially offsetting these uses were $295.3 million in proceeds from the sale of 7 3/4% senior subordinated notes and $21.6 million from the issuance of common stock under employee stock plans.

As of August 31, 2004, the Company had $583.6 million available under its $1 Billion Credit Facility, net of $135.4 million of outstanding letters of credit. The Company’s French unsecured financing agreements, totaling $156.0 million, had in the aggregate $148.5 million available at August 31, 2004. In addition, the Company’s mortgage banking operation had $308.3 million available under its $400.0 million master loan and security agreement and $144.4 million available under its $150.0 million master loan and security agreement at quarter-end. The Company’s mortgage banking subsidiary also has two purchase and sale agreements totaling $300.0 million, which allow it to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facilities. These agreements are not committed and may be terminated at the discretion of the counterparties. The debt of the Company’s mortgage banking subsidiary is non-recourse to the Company’s construction business.

On June 29, 2004, the Company’s mortgage banking subsidiary entered into a $150.0 Million Mortgage Warehouse Facility. The $150 Million Mortgage Warehouse Facility, which expires on June 30, 2006, provides for an annual fee based on the committed balance and provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The $150 Million Mortgage Warehouse Facility replaced the mortgage banking subsidiary’s $180.0 million revolving mortgage warehouse agreement, which was scheduled to expire on June 30, 2005.

The Company’s financial leverage, as measured by the ratio of construction debt to total capital, was 52.7% at August 31, 2004 compared to 50.3% at August 31, 2003. Construction debt to total capital is not a financial measure in accordance with GAAP. However, the Company believes this ratio is preferable to total debt to total capital, the most comparable GAAP measure, in order to maintain comparability with other publicly traded homebuilders for stockholders, investors and analysts. A reconciliation of the non-GAAP measure, construction debt to total capital, to the most comparable GAAP measure, total debt to total capital, follows (in thousands):

	August 31,
	2004		2003
	Total debt	Construction debt	Total debt	Construction
	to total	to total	to total	debt to total
	capital	capital	capital	capital
Debt:
Construction	$2,030,606	$2,030,606	$1,442,171	$1,442,171
Mortgage banking	97,328		162,670

Total debt	$2,127,934	$2,030,606	$1,604,841	$1,442,171

Total debt	$2,127,934	$2,030,606	$1,604,841	$1,442,171
Stockholders’ equity	1,825,126	1,825,126	1,426,297	1,426,297

Total capital	$3,953,060	$3,855,732	$3,031,138	$2,868,468

Ratio	53.8%	52.7%	52.9%	50.3%

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

Off-Balance Sheet Arrangements

In the ordinary course of its business, the Company enters into land option contracts in order to procure land for the construction of homes. The use of such option arrangements allows the Company to reduce the risks associated with land ownership and development; reduce its financial commitments, including interest and other carrying costs; and minimize land inventories. As of August 31, 2004, excluding consolidated VIEs, the Company had cash deposits and/or letters of credit totaling $120.0 million which were associated with land option contracts having an aggregate purchase price of $2.32 billion.

The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners’ association dues, start-up expenses, warranty work, contractors’ license fees and earnest money deposits, among other things. At August 31, 2004, the Company had outstanding approximately $801.8 million and $135.4 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit are likely to be called.

Subsequent Events

On September 24, 2004, the Company filed a registration statement with the Securities and Exchange Commission pursuant to which the Company would exchange its outstanding $350 Million Senior Notes, which were issued in a private placement on June 30, 2004, for notes that are substantially identical except that the new notes will be registered under the Securities Act of 1933.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, which is intended to clarify the application of ARB No. 51, to certain entities (VIEs) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46, an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. FASB Interpretation No. 46 applied immediately to VIEs created after January 31, 2003 and was effective no later than the first interim or annual period ending after March 15, 2004 for VIEs created on or before January 31, 2003.

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

In compliance with FASB Interpretation No. 46, the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $70.6 million to inventory and other liabilities in the Company’s consolidated balance sheet at August 31, 2004. The Company’s cash deposits related to these land option contracts totaled $15.4 million at August 31, 2004. Creditors, if any, of these VIEs have no recourse against the Company.

On March 9, 2004, the Securities and Exchange Commission issued SAB No. 105, which provides guidance regarding IRLCs that are accounted for as derivative instruments under SFAS No. 133. In SAB No. 105, the

Securities and Exchange Commission stated that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of derivative IRLCs and such value should not be recognized until the underlying loans are sold. This guidance must be applied to IRLCs initiated after March 31, 2004. The Company’s accounting policy for fair value determination of IRLCs requires consideration of the terms of the individual IRLCs in comparison to available market rates. The value of servicing rights and other intangible components representing potential economic gains the Company expects to receive upon disposition of its funded loans is not included in the determination of the fair value of IRLCs throughout the period IRLCs are outstanding. Accordingly, the implementation of SAB No. 105 did not have a material impact on its results of operations.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies and estimates during the three months and nine months ended August 31, 2004 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2003.

Outlook

The value of the Company’s residential backlog at August 31, 2004 totaled approximately $4.82 billion, up 41.7% from approximately $3.40 billion a year earlier. The Company’s backlog units as of August 31, 2004 stood at 21,928, increasing by 5,356 units or 32.3% from 16,572 units at August 31, 2003, as all geographic regions posted double-digit backlog growth. Company-wide net orders for the third quarter of 2004 rose 22.7% to 8,982 from the 7,319 net orders generated in the third quarter of 2003. Year-over-year net order growth was driven by higher net orders in each of the Company’s geographic regions partly due to recent acquisitions and de novo growth.

The Company’s domestic operations accounted for approximately $4.08 billion of backlog value on 18,232 units at August 31, 2004, up from $2.90 billion on 14,097 units at August 31, 2003. Backlog in the West Coast region totaled approximately $1.52 billion on 3,718 units at August 31, 2004 compared to approximately $1.14 billion on 3,280 units at August 31, 2003. Net orders in the West Coast region increased 8.2% to 1,526 in the third quarter of 2004 from 1,410 in the same quarter a year ago. In the Company’s Southwest region, backlog value increased to approximately $987.6 million on 4,956 units from approximately $729.2 million on 3,991 units at August 31, 2003, while net orders of 2,025 in the third quarter of 2004 rose 5.9% from 1,912 net orders in the year-earlier quarter. Order growth in the Southwest was tempered by shortages of materials and subcontractor labor in Las Vegas and Phoenix. In both of these markets, the Company has slowed order growth to allow construction of homes to catch up with order backlog. Backlog in the Company’s Central region totaled approximately $806.9 million on 5,357 units at the end of the third quarter of 2004, up from approximately $643.4 million on 4,473 units a year earlier, partly due to the Company’s continued expansion in Texas and its acquisitions of Indiana-based Dura in June 2004 and Chicago-based Zale in September 2003. Central region net orders for the third quarter of 2004 increased 15.2% to 2,204 from 1,913 net orders in the same period of 2003. In the Company’s Southeast region, the backlog value totaled approximately $765.7 million on 4,201 units at August 31, 2004 compared to approximately $389.4 million on 2,353 units at August 31, 2003. The region’s net orders rose 67.4% to 1,892 units in the third quarter of 2004 from 1,130 units for the same period a year ago, reflecting the Company’s continued expansion in Florida and its entry into South Carolina through the acquisition of Palmetto in January 2004.

In France, the value of residential backlog at August 31, 2004 was approximately $735.5 million on 3,696 units, up from approximately $497.5 million on 2,475 units a year earlier, partly due to the acquisitions of Groupe Avantis on March 1, 2004 and Foncier on June 1, 2004. Net orders generated by the Company’s French operations increased 39.9% to 1,335 in the third quarter of 2004 from the 954 net orders posted in the third quarter of 2003. The value of backlog associated with the Company’s French commercial development activities totaled approximately $5.7 million at August 31, 2004 compared to $1.2 million at August 31, 2003.

Substantially all of the homes included in residential backlog are expected to be delivered; however, cancellation rates could increase, particularly if market conditions deteriorate, or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

The Company expects to achieve strong results in 2004. Specifically, the Company anticipates unit deliveries, revenues and diluted earnings per share in 2004 to exceed 2003 levels. However, this expectation could be materially affected by various risk factors such as the impact of future domestic and international terrorist activities; U.S. military commitment in the Middle East; accelerating recessionary trends and other adverse changes in general economic conditions either nationally, in the United States or France, or in the localized regions in which the Company operates; diminution in domestic jobs or employment levels; an increase in home mortgage interest rates; decreases in consumer confidence; the upcoming national election; or a downturn in the economy’s pace, among other things. With such risk factors as background, the Company currently expects its 2004 unit deliveries to increase to approximately 32,000 or 17.0% over 2003 results, mainly due to growth in the average number of active communities planned for 2004 as a result of organic expansion and recent acquisitions. The Company projects earnings will grow in 2004 as a result of the increased unit delivery volume, a slightly higher housing gross margin and improvement in its selling, general and administrative expense ratio. The Company currently believes it is well-positioned to meet its financial goals for 2004 due to its cash position and borrowing capacity, the backlog of homes in place at August 31, 2004 and its commitment to adhere to the disciplines of its KBnxt operational business model. The Company plans to maintain its balanced approach to cash management to create shareholder value by expanding organically, entering attractive new markets through acquisitions, periodically repurchasing its shares and paying a higher cash dividend.

The Company expects the rate at which new home prices have been increasing to moderate towards the end of 2004 and into 2005, particularly in the West Coast and France regions. Nonetheless, the Company believes it will benefit from the expansion within its Central and Southeast regions, and lower selling, general and administrative expenses as a percentage of construction revenues. Assuming an improving economy and a flat to moderate rise in interest rates, the Company expects to achieve record diluted earnings per share in 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company enters into debt obligations primarily to support general corporate purposes, including acquisitions and the operations of its divisions. The primary market risk the Company faces is the interest rate risk on its senior and senior subordinated notes. The Company has no cash flow exposure due to interest rate changes for these notes. In connection with the Company’s mortgage banking operations, mortgage loans held for sale and the master loan and security agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration and accordingly the risk is not material.

The following table sets forth as of August 31, 2004, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated market value (in thousands):

Fiscal Year of		Weighted Average
Expected Maturity	Fixed Rate Debt (1)	Interest Rate
2004	$175,000	7.8%
2005
2006
2007
2008	200,000	8.6
Thereafter	1,325,105	7.5

Total	$1,700,105	7.6%

Fair value at August 31, 2004	$1,803,276

(1)	Includes senior and senior subordinated notes.

For additional information regarding the Company’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 31, 2004. Based upon, and as of the date of that evaluation, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic Securities and Exchange Commission filings. There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2003, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the United States Department of Justice (“DOJ”) tentatively asserted that certain regulatory requirements applicable to storm water discharges were violated at certain of the Company’s construction sites, and civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect the Company to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. The Company has defenses to the claims that have been asserted and is exploring methods of resolving the matter. While the costs associated with the claims cannot be determined at this time, the Company believes that such costs are not likely to be material to its consolidated financial position or results of operations.

Item 5. Other Information

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three months and nine months ended August 31, 2004 and 2003, together with backlog data in terms of units and value by geographical region as of August 31, 2004 and 2003.

	Three Months Ended August 31,
	Deliveries		Net Orders
Region	2004	2003	2004	2003
West Coast	1,333	1,339	1,526	1,410
Southwest	1,884	1,731	2,025	1,912
Central	2,432	1,851	2,204	1,913
Southeast	1,263	1,017	1,892	1,130
France	1,129	912	1,335	954

Total	8,041	6,850	8,982	7,319

Unconsolidated Joint Ventures	277	59	148	136

	Nine Months Ended August 31,				August 31,
								Backlog - Value
	Deliveries		Net Orders		Backlog - Units			In Thousands
Region	2004	2003	2004	2003	2004		2003	2004		2003
West Coast	3,643	3,763	4,720	4,663	3,718		3,280	$1,522,970		$1,142,247
Southwest	5,337	4,685	6,430	5,881	4,956		3,991	987,632		729,195
Central	5,974	5,075	7,606	5,889	5,357	*	4,473	806,894	*	643,354
Southeast	3,308	2,312	5,277	2,900	4,201	*	2,353	765,654	*	389,373
France	3,099	2,622	3,729	2,932	3,696	*	2,475	735,504	*	497,475

Total	21,361	18,457	27,762	22,265	21,928	*	16,572	$4,818,654	*	$3,401,644

Unconsolidated Joint Ventures	601	144	748	394	838		295	$147,233		$47,726

*	Backlog amounts for 2004 have been adjusted to reflect the acquisitions of Palmetto, Groupe Avantis, Foncier and Dura. Therefore, backlog amounts at November 30, 2003 combined with net order and delivery activity for the first nine months of 2004 will not equal ending backlog at August 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

23	The consent of Ernst & Young LLP, independent auditors, filed as an exhibit to the Company’s 2003 Annual Report on Form 10-K, is incorporated by reference herein.

31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

On June 2, 2004, the Company filed a Current Report on Form 8-K (Item 9 and Item 12), which included the Company’s press release dated June 1, 2004, announcing its preliminary net new home orders for the quarter and six months ended May 31, 2004.

On June 14, 2004, the Company filed a Current Report on Form 8-K (Item 5), which included the Company’s press release dated June 11, 2004, announcing that it extended the expiration date of its offer to exchange up to $250.0 million aggregate principal amount of its 5 3/4% senior notes due 2014 registered pursuant to Registration Statement No. 333-114761 for a like principal amount of its privately placed 5 3/4% Senior Notes due 2014.

On June 17, 2004, the Company filed a Current Report on Form 8-K (Item 9 and Item 12), which included the Company’s press release dated June 16, 2004, announcing its results of operations for the three and six months ended May 31, 2004.

On June 24, 2004, the Company filed a Current Report on Form 8-K (Item 5), which included the Company’s press release dated June 23, 2004, announcing that it had priced $350.0 million aggregate principal amount of its 6 3/8% senior notes due 2011 in a private placement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME
Registrant

Dated October 14, 2004	/s/ BRUCE KARATZ
Bruce Karatz
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated October 14, 2004	/s/ DOMENICO CECERE
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