Form 10-K
period 2004-11-30
KB HOME
filed 2005-02-14
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑  Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended November 30, 2004

or

☐  Transition Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File No. 001-09195

KB HOME

(Exact name of registrant as specified in its charter)

Incorporated in Delaware (State or other jurisdiction of incorporation or organization)	95-3666267 (I.R.S. Employer Identification No.)

10990 WILSHIRE BOULEVARD, LOS ANGELES, CALIFORNIA 90024

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (310) 231-4000

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock (par value $1.00 per share)	New York Stock Exchange
Rights to Purchase Series A Participating Cumulative Preferred Stock	New York Stock Exchange
8 5/8% Senior Subordinated Notes due 2008	New York Stock Exchange
7 3/4% Senior Subordinated Notes due 2010	New York Stock Exchange
9 1/2% Senior Subordinated Notes due 2011	New York Stock Exchange
6 3/8% Senior Notes due 2011	New York Stock Exchange
5 3/4% Senior Notes due 2014	New York Stock Exchange
5 7/8% Senior Notes due 2015	New York Stock Exchange

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

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MAY 31, 2004 WAS $3,050,644,155, INCLUDING 7,408,420 SHARES HELD BY THE REGISTRANT’S GRANTOR STOCK OWNERSHIP TRUST AND EXCLUDING 8,448,100 SHARES HELD IN TREASURY.

     THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK ON JANUARY 31, 2005 WAS AS FOLLOWS:

Common Stock (par value $1.00 per share) 47,740,795 shares, including 7,362,700 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 8,500,698 shares held in treasury.

Documents Incorporated by Reference

  Portions of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME

FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2004

PART I

Item 1. BUSINESS

General

      We are one of America’s leading homebuilders with domestic operations in the following regions and states: West Coast — California; Southwest — Arizona, Nevada, New Mexico; Central — Colorado, Illinois, Indiana and Texas; and Southeast — Florida, Georgia, North Carolina and South Carolina. Kaufman & Broad S.A. (“KBSA”), our publicly-traded subsidiary, is one of the largest homebuilders in France based on revenues. In 2004, we delivered 31,646 homes in the U.S. and France. We also provide mortgage banking services to the majority of our domestic homebuyers through our wholly-owned subsidiary, KB Home Mortgage Company (“KBHMC”). Founded in 1957 and winner of the 2004 American Business Award for Best Overall Company, KB Home is a Fortune 500 company listed on the New York Stock Exchange under the ticker symbol “KBH.”

      We have two financial reporting segments, construction and mortgage banking. Our construction segment, which generated 99% of our total revenues and pretax income in 2004, consists primarily of domestic and international homebuilding operations. Our construction operations are engaged in the acquisition and development of land primarily for residential purposes and offer a variety of homes that are designed to appeal to a wide range of buyers, including first-time and move-up homebuyers as well as luxury and active adult buyers. Domestically, we operate a geographically diverse homebuilding business which, as of November 30, 2004, was comprised of operating divisions in 12 states serving 36 markets. The following table sets forth the states and markets where we operated as of November 30, 2004:

State	Markets

Arizona	Phoenix and Tucson
California	Los Angeles, Oakland, Orange County, Riverside/San Bernardino, Sacramento, San Diego and Stockton
Colorado	Denver and Greely
Florida	Daytona Beach, Fort Myers, Jacksonville, Lakeland, Melbourne, Orlando, Port St. Lucie, Sarasota and Tampa
Georgia	Atlanta
Illinois	Chicago
Indiana	Indianapolis
Nevada	Las Vegas
New Mexico	Albuquerque
North Carolina	Charlotte and Raleigh
South Carolina	Charleston, Columbia and Greenville
Texas	Austin, Dallas, Fort Worth, Houston, McAllen and San Antonio

      Internationally, we operate in France through a subsidiary, which is publicly traded on the Premier Marché of the Paris Bourse under the ticker symbol “KOF.” In addition to constructing homes, our French subsidiary builds commercial projects and high-density residential properties, such as condominium complexes, in France. The website address of our French subsidiary is http://www.ketb.com.

      Our mortgage banking subsidiary, KBHMC, provides mortgage banking services primarily to our domestic homebuyers. KBHMC originates, processes and sells mortgages to third-party investors. KBHMC generally does not retain or service the mortgages that it originates, but rather, sells the mortgages and related servicing rights to investors.

      We are a Delaware corporation with principal executive offices at 10990 Wilshire Boulevard, Los Angeles, California 90024. The telephone number of our corporate headquarters is (310) 231-4000 and our website address is http://www.kbhome.com. In addition, location and community information is available at (888) KB-HOMES.

Markets

      We delivered 31,646 units in 2004 (excluding 931 deliveries from unconsolidated joint ventures). Our unit deliveries for the year ended November 30, 2004 increased 16% from the previous year’s 27,331 units (excluding 231 deliveries from unconsolidated joint ventures). During 2004, we operated an average of 483 communities compared with 392 communities in 2003. The average selling price of our homes in 2004 was $219,900, up 7% from $206,500 in 2003.

      Since 1999, our unit deliveries have grown at a compound annual rate of 7% while our revenues and earnings per diluted share have increased at compound annual rates of 13% and 30%, respectively. We believe that our strategy of operating in growth markets according to the principles of our KBnxt operational business model has been a key driver in our expansion. We plan to continue to increase our unit deliveries in future years following our current primary growth strategies, which are to expand existing operations to optimal market volume levels while exploring entry into new markets through acquisitions or de novo entry. Our continued growth could be materially affected, however, by risk factors such as the impact of domestic and international terrorist activities; the U.S. military commitment in the Middle East; adverse changes in general economic conditions either nationally, in the U.S. or France, or in the localized regions in which we operate; employment levels; increases in home mortgage interest rates; decreases in consumer confidence; or a continued downturn in the economy’s pace; among other things. Nevertheless, we expect to grow our business in 2005 and beyond.

      In recent years, in addition to growing our existing businesses, we have been active in both de novo expansion and completing acquisitions of regional builders. During 2004, we expanded into South Carolina through the acquisition of Palmetto Traditional Homes (“Palmetto”), a privately-held builder of single-family homes in Charleston, Columbia and Greenville. We also entered Indiana through the acquisition of Dura Builders Inc. (“Dura”), a privately-held builder of both single-family homes and active adult communities in Indianapolis, Indiana. Our French subsidiary expanded during 2004, acquiring Groupe Avantis, one of the leading property developer-builders in the Midi-Pyrénées region of France and Foncier Investissement (“Foncier”), a builder of apartment units for traditional homebuyers and private and institutional investors, and vacation properties. Foncier builds primarily in Aquitaine, as well as in the Midi-Pyrénées and Languedoc-Roussillon regions of France. During 2003, we acquired Atlanta, Georgia-based Colony Homes (“Colony”), which expanded our operations into Atlanta, Georgia and Charlotte and Raleigh, North Carolina and strengthened our position in our Southeast region. We also acquired substantially all of the homebuilding assets of Chicago, Illinois-based Zale Homes (“Zale”). The Zale acquisition marked our entry into the greater Chicago market.

      Our homebuilding operations have become more geographically diverse in recent years as a result of both organic growth and acquisitions. In the early 1990’s, we built virtually all of our homes in the California and Paris, France markets. Today, our operations in the U.S. span the country from coast to coast. We believe this increased geographic diversity reduces the risk of financial impacts resulting from changes in demand in individual markets. We delivered our first homes in California in 1963, France in 1970, Nevada in 1993, Colorado in 1994, New Mexico in 1995, Texas in 1996, Florida in 2001, Georgia and North Carolina in 2003 and Indiana and South Carolina in 2004. In 1994, we re-entered Arizona, a market in which we had operated more than a decade earlier, and in 2003 we re-entered Illinois.

      To enhance our operating capabilities in regional submarkets, we conducted our domestic homebuilding business in 2004 through seven divisions in California, six divisions in Texas, five divisions in Florida, two divisions in each of Arizona and North Carolina, and one division in each of Colorado, Georgia, Illinois, Indiana, Nevada, New Mexico and South Carolina. In addition, we operated 25 KB Home Studios in 2004, which are large showrooms where our customers may select from thousands of options to conveniently purchase as part of the original construction of their homes. Internationally, KBSA operates our construction business through two residential divisional offices, one commercial property office and three studios in France.

      West Coast. Our West Coast region, comprised of our seven divisions in Northern and Southern California, accounted for 17% of our total unit deliveries in 2004 compared to 20% in 2003 and 21% in 2002. During the first half of the 1990’s, weak conditions for new housing and general recessionary trends in the West Coast region along with our desire for continued growth prompted us to diversify our business through aggressive expansion into other western states. Since 1995, the West Coast region housing market has improved with the number of new housing permits issued in the region having increased each year. We delivered 5,383 homes in our West Coast region in 2004, a slight decrease from the 5,549 units delivered in 2003. During 2004, we operated an average of 60 communities in our West Coast region compared with 64 in 2003.

      In Southern California, we conduct our homebuilding activities in Los Angeles, Orange, Riverside/ San Bernardino and San Diego counties. In Northern California, our homebuilding activities are conducted in Oakland, Sacramento and Stockton.

      The communities we develop in our West Coast region generally consist of single-family homes designed for the entry-level, move-up, luxury and active adult markets. These homes ranged in size from approximately 1,300 to 3,700 square feet in 2004 and sold at an average price of $411,500. Our average selling price in the West Coast region increased 16% in 2004 from the previous year average of $353,900 primarily due to favorable market conditions supporting higher prices, as well as increases in lot premiums and options sold through our KB Home Studios.

      Southwest. In the early 1990’s, greatly improved business conditions in other western states coupled with a prolonged economic downturn in California and France prompted us to expand our domestic operations. Our Southwest region, which includes operations in Arizona, Nevada and New Mexico, accounted for 23% of our unit deliveries in 2004 compared to 25% in 2003 and 24% in 2002. Deliveries from our Southwest region totaled 7,478 units in 2004, up 12% from the prior year. During 2004, we operated an average of 93 communities in the region compared with 79 in 2003.

      We conduct our Southwest region homebuilding activities in Phoenix and Tucson, Arizona; Las Vegas, Nevada; and Albuquerque, New Mexico.

      The communities we develop in our Southwest region consist of single-family homes designed for the entry-level, move-up, luxury and active adult markets. These homes ranged in size from approximately 1,100 to 3,700 square feet in 2004 and sold at an average price of $202,600. The average selling price of our homes in the Southwest region increased 14% in 2004 from $178,100 in 2003 as a result of selected increases in sales prices in certain markets and communities, as well as increases in lot premiums and options sold through our KB Home Studios.

      Central. Our Central region, which includes operations in Colorado, Illinois, Indiana and Texas, accounted for 29% of our unit deliveries in 2004 compared to 28% in 2003 and 37% in 2002. Since delivering our first homes in the Central region in 1994, we have substantially grown these operations, both organically and through acquisitions. Our operations in the Central region delivered 9,101 units in 2004, up 19% from 7,659 units in 2003, partly due to the acquisition of Dura in 2004 and Zale in 2003. In the Central region, we operated an average of 157 communities in 2004 compared with 117 in 2003.

      In 2004, we conducted our Central region homebuilding activities in Denver and Greely, Colorado; Chicago, Illinois; Indianapolis, Indiana; and Austin, Dallas, Fort Worth, Houston, McAllen and San Antonio, Texas.

      The communities we develop in our Central region consist primarily of single-family detached homes for the residential housing market. These homes ranged in size from approximately 1,000 to 4,100 square feet in 2004 and sold at an average price of $151,300, up 1% from $149,400 in 2003.

      Southeast. Our Southeast region, which includes operations in Florida, Georgia, North Carolina and South Carolina, accounted for 16% of our home deliveries in 2004, up from 13% in 2003 and 3% in 2002. Our operations in the Southeast region delivered 4,975 units in 2004, up 42% from 3,504 units in 2003, primarily due to our expansion as a result of acquisitions completed in 2004 and 2003.

      In 2004, we conducted our Southeast region homebuilding activities in Daytona Beach, Fort Myers, Jacksonville, Lakeland, Melbourne, Orlando, Port St. Lucie, Sarasota and Tampa, Florida; Atlanta, Georgia; Charlotte and Raleigh, North Carolina; and Charleston, Columbia and Greenville, South Carolina.

      The communities we develop in our Southeast region consist primarily of single-family detached and low density attached homes targeted at the residential housing market. These homes ranged in size from approximately 1,100 to 3,400 square feet in 2004 and sold at an average price of $171,700, up 10% from $156,200 in 2003, primarily due to a change in product mix. During 2004, we operated an average of 77 communities in the region compared with 53 in 2003.

      France. We conduct our operations in France through our publicly-traded subsidiary KBSA, which is one of the leading builders of homes (single-family homes and condominium units) in France based on revenues. In France, we build homes principally for move-up buyers who already own a home. Our principal market in France is the Ile-de-France region, where we built 59% of our individual homes and 30% of our condominium units in 2004. We also have activities in the regions of Grenoble, Lille, Lyon, Marseille, Rouen, Strasburg and Toulouse as well as the Midi-Pyrénées, Aquitaine and Languedoc-Roussillon regions. In 2004, housing deliveries from our French homebuilding operations increased 20% from the prior year to 4,709 units, partly due to the acquisitions of Groupe Avantis and Foncier. In France, we operated an average of 97 communities in 2004 compared with 80 in 2003. Deliveries from our French operations accounted for 15% of our home deliveries in 2004, essentially flat when compared to 2003 and 2002. The single-family homes built by our French business ranged in size from approximately 650 to 2,500 square feet in 2004. The average selling price of our homes in France increased 4% to $211,500 in 2004 from $202,600 in 2003, mainly due to favorable foreign exchange rates.

      Our French subsidiary also conducts a commercial development business which includes the development of commercial office buildings in Paris for sale to institutional investors. Revenues from the development of commercial buildings, all located in metropolitan Paris, totaled $22.8 million in 2004, $107.0 million in 2003 and $43.8 million in 2002.

      Prior to February 7, 2000, our French subsidiary was wholly owned by KB Home. On February 7, 2000, KBSA issued 5,314,327 common shares (including an over-allotment option) in an initial public offering. The offering was made in France and elsewhere in Europe and was priced at 23 euros per share. Since the initial public offering, the French business has been listed on the Premier Marché of the Paris Bourse. On February 7, 2005, we transferred 481,352 shares of KBSA stock, held by us, to KBSA to fulfill certain equity compensation obligations to certain KBSA employees. Following the transfer of shares, as of February 7, 2005, we owned a 49% equity interest in KBSA and 68% of the voting rights associated with KBSA stock. KBSA continues to be consolidated in our financial statements.

      Unconsolidated Joint Ventures. From time to time, we participate in the acquisition, development, construction and sale of residential properties and commercial projects through unconsolidated joint ventures. These included joint ventures in Arizona, California, Florida, Nevada, New Mexico, Texas and France in 2004 and California, Florida, Nevada, New Mexico, Texas and France in 2003 and 2002. Only a relatively small portion of our business is conducted through unconsolidated joint ventures. Unit deliveries from joint ventures comprised less than 3% of our total unit deliveries for 2004.

      Selected Market Data. The following table sets forth unit deliveries, average selling prices and total construction revenues for the years ended November 30, 2004, 2003 and 2002 (excluding the effects of unconsolidated joint ventures) for each of our regions:

	Years Ended November 30,

	2004	2003	2002

West Coast:
Unit deliveries	5,383	5,549	5,344
Percent of total unit deliveries	17%	20%	21%
Average selling price	$411,500	$353,900	$318,300
Total construction revenues (in millions)(1)	$2,215.2	$1,971.5	$1,716.1
Southwest:
Unit deliveries	7,478	6,695	6,037
Percent of total unit deliveries	23%	25%	24%
Average selling price	$202,600	$178,100	$169,400
Total construction revenues (in millions)(1)	$1,518.0	$1,195.7	$1,022.7
Central:
Unit deliveries	9,101	7,659	9,605
Percent of total unit deliveries	29%	28%	37%
Average selling price	$151,300	$149,400	$147,000
Total construction revenues (in millions)(1)	$1,385.9	$1,155.3	$1,413.2
Southeast:
Unit deliveries	4,975	3,504	679
Percent of total unit deliveries	16%	13%	3%
Average selling price	$171,700	$156,200	$163,200
Total construction revenues (in millions)(1)	$855.4	$548.0	$111.1
France:
Unit deliveries	4,709	3,924	3,787
Percent of total unit deliveries	15%	14%	15%
Average selling price(2)	$211,500	$202,600	$161,000
Total construction revenues (in millions)(1)(2)	$1,033.8	$904.9	$675.8
Total:
Unit deliveries	31,646	27,331	25,452
Average selling price(2)	$219,900	$206,500	$190,800
Total construction revenues (in millions)(1)(2)	$7,008.3	$5,775.4	$4,938.9

(1)	Total construction revenues include revenues from residential development, commercial activities and land sales.

(2)	Average selling prices and total construction revenues for French operations have been translated into U.S. dollars using weighted average exchange rates for each period.

Strategy

      In 1997, we began operating under the principles of our KBnxt operational business model and have continued to introduce complementary strategies to enhance the benefits of this model over the last 7 years. KBnxt emphasizes efficiencies generated from a more process-driven, systematic approach to homebuilding and also focuses on gaining a deeper understanding of customer interests and needs. Key elements of KBnxt include: gaining a detailed understanding of customer desires and preferences through frequent and localized surveys; emphasizing pre-sales instead of speculative inventory; building backlog; maintaining lower average levels of in-process and standing inventory; establishing even flow production; providing a wide spectrum of choice to customers in terms of location, design and options; offering low base prices; and reducing the use of sales incentives. Since introducing the KBnxt operational business model in 1997, we have made significant progress in implementing it by, among other things, focusing on the pre-sale and backlog building strategies, developing and implementing a rigorous and detailed customer survey program, opening new KBnxt communities and operating KB Home Studios.

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

      We hope to continue to increase our overall unit deliveries in future years. Our growth strategies include expanding existing operations to optimal market volume levels, as well as exploring entry into new markets at high volume levels through de novo entry and, to a lesser extent, acquisitions. Growth in existing markets will be partly driven by our ability to increase the average number of communities in our major markets through the continued successful implementation of our KBnxt operational business model. We believe these growth strategies can be supplemented by de novo entry into new markets as we did in Phoenix, Arizona; Denver, Colorado; Las Vegas, Nevada; Austin, Houston and McAllen, Texas; and Fort Myers, Melbourne, Port St. Lucie and Tampa, Florida. In 2005, while our primary focus will be on de novo expansion, we will continue to explore appropriate acquisition opportunities. Since 1995, we have used acquisitions to supplement growth in existing markets and facilitate entry into new markets. With established positions in 36 major markets across the U.S., we plan to focus on growth opportunities in existing and adjacent markets in 2005. We believe this strategy will lead to improvement in our capital structure and further strengthen our operations.

      During the last ten fiscal years, we have made the following acquisitions:

Entity Acquired	Date Acquired	Markets

Oppel Jenkins	January 1995	Albuquerque, New Mexico
Rayco	March 1996	San Antonio, Texas
SMCI	July 1997	Paris, France
Hallmark	March 1998	Austin, Houston and San Antonio, Texas
PrideMark	March 1998	Denver, Colorado
Estes	April 1998	Phoenix and Tucson, Arizona
General Homes	August 1998*	Houston, Texas
Lewis Homes	January 1999	Las Vegas, Nevada and Northern Nevada; Southern California and the greater Sacramento area of California
Park	August 1999	Paris, France
Frank Arthur	January 2000	Paris, France
Sefima	July 2000	Paris, France
First	July 2000	Lille, France
Sopra	November 2000	Montpellier and Toulouse, France
Trademark	July 2001	Jacksonville, Florida
Résidences Bernard Teillaud	September 2001	Annecy, Chambéry, Grenoble and Lyon, France
American Heritage Homes	September 2002	Orlando and Tampa, Florida
Colony	March 2003	Atlanta, Georgia and Charlotte and Raleigh, North Carolina
Zale	September 2003	Chicago, Illinois
Euro Immobilier	November 2003	Le Mans and Toulouse, France
Palmetto	January 2004	Charleston, Columbia and Greenville, South Carolina
Groupe Avantis	March 2004	Midi-Pyrénées, France
Dura	June 2004	Indianapolis, Indiana
Foncier	June 2004	Aquitaine, Midi-Pyrénées, Languedoc-Roussillon, France

*	In August 1998, we acquired a majority interest in General Homes; we acquired the remaining minority interest in January 1999, bringing our total ownership interest in General Homes to 100% at that time.

      In identifying acquisition targets, we seek homebuilders that possess the following characteristics: a business model similar to or readily convertible to our KBnxt operational business model; access to or control of a significant land position to support growth; a strong management team; and a financial condition positioned to be accretive to earnings in the first full year following acquisition. We believe that the combination of de novo market entries, organic growth in existing markets and continued acquisitions fitting these criteria will enable us to expand our operations in a focused and disciplined manner. However, our ability and/or desire to acquire other homebuilders in the future could be affected by several factors, including, among other things, general conditions in the U.S. securities markets, our stock price, the general availability of appropriate acquisition candidates, pricing for such transactions, competition among other national or regional builders to acquire such target companies, changes in general economic conditions nationally and in target markets, and capital or credit market conditions.

      While we do not speculate with regard to land acquisition, we regularly review our land assets and businesses for the purpose of monetizing non-strategic or marginal positions. We also employ stringent criteria for prospective land acquisitions.

Local Expertise

      We believe that our business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes in specific markets and to assess the regulatory environment. Accordingly, our divisional structure is designed to utilize local market expertise. We have experienced management teams in each of our divisions. Although we have centralized certain functions, such as marketing, advertising, legal, materials purchasing, product development, architecture and accounting, to benefit from economies of scale, our local management continues to exercise considerable autonomy in identifying land acquisition opportunities, developing sales strategies, conducting production operations and controlling costs. We seek to operate at optimal volume levels in each of our markets in order to maximize our competitive advantages and the benefits of the KBnxt operational business model.

Design and Marketing Strategies

      We believe that we have been and continue to be an innovator in the design of homes for the first-time, move-up, luxury and active adult buyer. Our in-house Builder Services group, whose plans are typically protected by registered copyright, has been successful in creating distinctive design features that meet the demands and needs of our customers. We continue to employ our KBnxt operational business model, seeking to design homes that keep construction costs and base prices as low as possible while achieving high quality levels and promoting customer choice. Our disciplined use of the KBnxt operational business model in all our markets differentiates us from other builders that have grown through non-integrated acquisitions.

      Certain elements of our KBnxt operational business model include achieving an in-depth understanding of customer desires and preferences through detailed market surveys and providing a wide spectrum of choice to customers in terms of location, design and options. Our communities offer homebuyers a number of choices and options which allow them to customize their home. After selecting a floorplan and homesite that meet their needs, our buyers visit the applicable division’s KB Home Studio to select options for the original construction of their home, the incremental cost of which may be rolled into their new home mortgage. Our KB Home Studios, which are typically “retail”-type locations ranging in size from 9,000 to 22,000 square feet, are typically located separately from our divisional business offices. These studios offer our customers more than 5,000 options — from floor plans to fireplaces to garage doors — in a retail environment convenient to multiple communities. Our personnel are available at the studios to assist homebuyers in selecting options and upgrades. We believe that our use of KB Home Studios and surveys in all our markets allows our customers to find their optimum tradeoff between square footage and options.

      In 2004, we continued our national branding strategy, with all of our businesses in 36 markets across the U.S. operating under the KB Home name. We believe this strategy differentiates us from our competitors, who frequently operate under a number of different brands and do not consolidate advertising strategy and production. In expanding into new regional markets, this allows us to enter the market with a nationally known name and reputation. We also continue to see the benefits from the consolidation of all advertising development and production at kb|agency, our in-house advertising group.

      Support for our single-brand strategy continued through non-traditional advertising media in 2004, with promotions, proactive media outreach and the Internet all providing a high level of national exposure for the KB Home brand.

      Following our highly successful partnership in 2003 with Live with Regis and Kelly, and previous partnerships with entertainment brands such as The Simpsons and Clifford the Big Red Dog, in 2004 we partnered with ABC’s Extreme Makeover: Home Edition to build a 3,200 square foot house in Las Vegas for a family in need. This partnership showcased our quality building practices and the appeal of our home designs in front of millions of viewers on primetime television and drove significant traffic to our website.

      We were also featured on the Thanksgiving morning edition of the Today show for a home we built for a young San Antonio man who is in a wheelchair as a result of a high school football game injury. The entertainment show Access Hollywood featured KB Home for both of these outreach efforts. These broadcast opportunities added to our national brand exposure with consumers and the business community, as well as supporting one of our key strategies: maintaining our goodwill and reputation in our local markets through giving to the communities where we build.

      In 2004, we continued to be featured in both national and regional media as a leader in the homebuilding industry, as well as showcasing our innovations in the industry. We were featured in numerous major national consumer and business publications, including People, BusinessWeek, USA Today and Newsweek. We believe these high-profile media stories are effective not only in expanding our reputation among the investment and business community, but also giving consumers in both our new and current markets a different look at today’s KB Home, highlighting our urban infill communities, condominiums and luxury move-up products, in addition to our traditional first-time homebuyer offerings.

      The Internet continues to have a profound impact on the way people shop for homes today. In 2004, we rebuilt our consumer website, http://www.kbhome.com, from the ground up. The new website includes substantial new features and tools to benefit our consumers, including a Spanish-language version of the entire site, a video tour of the KB Home Studio to convey all the choices and products available in our retail design environment, a new calculator that demonstrates to first-time buyers the financial impact of owning a home with a savings estimate versus their current rent, streaming video testimonials from actual KB homeowners and an online customer care area to support our homeowners. We continue to expand our online efforts and anticipate adding new features to the website in 2005.

      In 2004, both consumers and the business community recognized us with major awards. In June, we were honored for our marketing innovations with the prestigious American Business Award for Best Overall Company. We also received the gold medal for Best Sales Office from the National Sales and Marketing Awards.

      Our homeowners across the country demonstrated their satisfaction with our homes in the J.D. Power and Associates 2004 New Home Builder Customer Satisfaction Study. For the second consecutive year, we experienced the most dramatic overall customer satisfaction improvement by index score among national builders, moving into the top three among national builders, just a single point from the number two position. Commitment to quality and customer satisfaction continues to be a major priority and marketing message for us.

      In France, we introduced the American concept of a master bedroom suite, as well as walk-in closets, built-in kitchen cabinetry and two-car garages. We believe that in each of our French residential markets, our value engineering enables us to offer appealing and well-designed homes without increasing construction costs. Our French operations offer a broad choice of options to new home and condominium buyers through a 6,500 square foot new home showroom in Paris, and two new home showrooms in Lyon and Marseille.

      In all of our domestic and international residential markets, the sale of homes is carried out by our in-house sales force. We maintain on-site sales offices, which are usually open seven days a week, and market our homes principally through the use of fully furnished and landscaped model homes decorated to emphasize the distinctive design features and the choices available to customers. Sales representatives are available to assist prospective buyers by providing them with floor plans, price information and tours of model homes. These sales representatives are experienced individuals, trained in a national program to provide buyers with specific information regarding our other products in the area, the variety of financing programs available, construction schedules and marketing and advertising plans. Currently, in all of our domestic communities, we encourage participation of outside real estate brokers in bringing prospective buyers to our communities. Also, in many of our domestic markets, our KB Homebuyers Club serves as a resource for prospective homebuyers, providing them with helpful information on the homebuying process and the opportunity to participate in a variety of activities.

Community Development

      The community development process generally consists of three phases: land acquisition; land development; and home construction and sale. The normal development cycle for a community has historically ranged from six to 24 months in the West Coast region and is typically a somewhat shorter duration in our Southwest, Central and Southeast markets. In France, the development cycle has historically ranged from 12 to 30 months. Development cycles vary by jurisdiction depending on the extent of government approvals required, the size of the development, necessary site preparation, weather conditions and marketing results.

      When feasible, we acquire control of lot positions through the use of options. In addition, we frequently acquire lots which are entitled and physically developed (referred to as “finished lots”), enabling us to deliver completed homes shortly after acquisition. The total number of lots in our domestic new home communities vary significantly but typically range from 50 to 250 lots. These domestic developments typically include two to four different model home designs and generally offer lot sizes in detached communities ranging from approximately 2,000 to 20,000 square feet, with premium lots often containing more square footage, views or orientation benefits.

      Through the mid-1990s, we typically acquired undeveloped and/or unentitled properties, often with total lots significantly in excess of 250. With the introduction of the KBnxt operational business model in 1997, we substantially reduced our practice of investing in such long-term development projects in order to lower the operating risk associated with them. Since introducing the KBnxt operational business model, we have focused on acquiring finished or partially improved lots and purchasing raw land under options which require little or no initial payments, or pursuant to purchase agreements in which our obligations are contingent upon our being satisfied with the feasibility of developing and selling homes. We expect the balance of raw land, entitled lots and finished lots to change from time to time based upon market conditions. In France, typical single-family developments consist of approximately 50 to 150 lots, with average lot sizes of 5,500 square feet.

      Land Acquisition and Development.  In accordance with our KBnxt operational business model, a deep cross section of homebuyers of both new and resale homes in each market are carefully surveyed. Based upon these surveys, a marketing strategy is developed which targets specific price points and geographic sectors which we will pursue. We utilize an in-house staff of land acquisition specialists at each division who carry out extensive site selection research and analysis in order to identify properties in desirable locations consistent with our market strategy. In acquiring land, we consider such factors as: general economic conditions; specific market conditions, with an emphasis on the prices of comparable new and resale homes in the particular market; expected sales rates; proximity to metropolitan areas; population, industrial and commercial growth patterns; estimated costs of completed lot development; customer preferences; and environmental matters. Several of our highest ranking executives, including the Chief Executive Officer, Chief Operating Officer, Chief Legal Officer, Chief Financial Officer and Senior Vice President of Asset Management, comprise our “Land Committee,” which controls the commitment of our resources for all land acquisitions and utilizes a series of specific financial and budgetary controls in approving acquisition opportunities identified by division land acquisition personnel. The Land Committee employs strict standards for assessing all proposed land purchases based, in part, upon specific discounted after tax cash flow internal rate of return requirements and also evaluates each division’s overall return on investment. Extensive due diligence is also performed for each land acquisition with the results reported as part of the Land Committee presentation prior to acquisition decisions. The stringent criteria guiding our land investment decisions has resulted in geographic expansion to areas which generally offer lower risk for less investment in land. Consistent with our standards, we seek to minimize, or defer the timing of, cash expenditures for new land purchases and development by acquiring lots under option, phasing the land purchase and lot development, relying upon non-recourse seller financing or working with third-party land developers. In addition, we focus on acquiring finished or partially improved lots, which allows us to begin delivery of finished homes within six months of the purchase of such lots and reduces the risks of unforeseen improvement costs and volatile market conditions. These techniques are intended to enhance returns associated with new land investments by minimizing the incremental capital required.

      The following table shows the number of lots we owned in various stages of development and under option contracts in our principal markets as of November 30, 2004 and 2003. The table does not include approximately 1,818 acres and 651 acres optioned in the U.S. in 2004 and 2003, respectively, which have not yet been approved for subdivision into lots.

							Total Lots
	Homes/Lots in		Land Under		Lots Under		Owned or
	Production		Development		Option		Under Option

	2004	2003	2004	2003	2004	2003	2004	2003

West Coast	10,790	7,137	3,889	2,347	18,219	12,908	32,898	22,392
Southwest	12,884	10,322	3,033	3,796	15,463	12,570	31,380	26,688
Central	18,244	18,315	11,366	10,804	15,997	13,378	45,607	42,497
Southeast	9,329	4,891	2,300	296	29,681	22,166	41,310	27,353
France	6,258	3,395	230	204	2,664	6,769	9,152	10,368

Total	57,505	44,060	20,818	17,447	82,024	67,791	160,347	129,298

      When we instituted and developed our KBnxt operational business model, we reduced the proportion of unentitled and unimproved land in our portfolio. However, depending on market conditions we may increase the proportion of unentitled and unimproved land in certain markets from time to time. Nonetheless, we have continued to focus on purchasing raw land under options which require little or no initial payments, or pursuant to purchase agreements in which our obligations are contingent upon our being satisfied with the feasibility of developing and selling homes. During the option period of our acquisition agreements, we perform technical, environmental, engineering and entitlement feasibility studies and seek to obtain necessary government approvals. The use of such option arrangements allows us to evaluate and obtain regulatory approvals for a project, reduce our financial commitments, including interest and other carrying costs, and minimize land inventories. This also improves our capacity to estimate costs accurately, an important element in planning communities and pricing homes. We typically purchase amounts sufficient for our expected production needs and do not purchase land for speculative investment.

      In France, we also employ conservative strategies, including an emphasis on the move-up market segment and generally stringent policies regarding land acquisition.

      Home Construction and Sale.  Following the purchase of land and, if necessary, the completion of the entitlement process, we typically begin marketing homes and constructing model homes. The time required for construction of our homes depends on the weather, time of year, local labor supply, availability of materials and supplies and other factors. The construction of production homes is generally contingent upon customer orders to minimize the costs and risks of standing inventory. Our KBnxt operational business model emphasizes pre-selling, maintaining stringent control of production inventory and reducing unsold inventory. The pre-selling of homes benefits homebuyers, allowing them to personalize their homes by selecting from a wider range of customizing options. As a result of our KBnxt operational business model pre-sale and backlog building strategies, the percentage of sold inventory in production in our domestic operations has increased dramatically and was 87% as of November 30, 2004. Prior to the implementation of our KBnxt operational business model, the percentage of sold inventory in production was 44% at year-end 1996.

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

      Our division personnel provide assistance to homebuyers during all phases of the homebuying process and after the home is sold. The coordinated efforts of sales representatives, KB Home Studio consultants, on-site construction superintendents and post-closing customer service personnel in the customer’s homebuying experience is intended to provide high levels of customer satisfaction and lead to enhanced customer retention and referrals. In our domestic homebuilding operations, we provide customers with a limited home warranty program administered by personnel in each of our divisions. This arrangement is designed to give our customers prompt and efficient post-delivery service. For homes sold in the U.S., we generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home such as appliances.

Backlog

      Sales of our homes are made pursuant to standard sales contracts which generally require a customer deposit at the time of execution and an additional payment upon mortgage approval. We generally permit customers to cancel their obligations and obtain refunds of all or a portion of their deposits in the event mortgage financing cannot be obtained within a period of time, as specified in the contract.

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

      Our backlog at November 30, 2004, excluding the effects of unconsolidated joint ventures, reached 20,280  units, up 38% from the 14,675 backlog units at year-end 2003. Our backlog ratio was 214% for the fourth quarter of 2004 and 187% for the fourth quarter of 2003. (Backlog ratio is defined as beginning backlog as a percentage of unit deliveries in the quarter.) Domestically, unit backlog of 16,357 units at November 30, 2004 increased by 34% compared to 12,180 units at November 30, 2003. Our overall expansion and continued emphasis on pre-sales contributed to the increase in domestic backlog levels. Net orders generated by our U.S. operations totaled 6,800 in the fourth quarter of 2004, up 25% from 5,443 in the fourth quarter of 2003. Internationally, net orders in France totaled 1,716 in the fourth quarter of 2004, up 45% from the year-earlier quarter. Unit backlog in France was 57% higher at November 30, 2004 compared to November 30, 2003.

      The following table sets forth unit deliveries, net orders and ending backlog relating to sales of homes and homes under contract for each quarter during the years ended November 30, 2004 and 2003.

							Unconsolidated
	West Coast	Southwest	Central	Southeast	France	Total	Joint Ventures

Unit deliveries
2004
First	1,106	1,654	1,658	918	860	6,196	143
Second	1,204	1,799	1,884	1,127	1,110	7,124	181
Third	1,333	1,884	2,432	1,263	1,129	8,041	277
Fourth	1,740	2,141	3,127	1,667	1,610	10,285	330

Total	5,383	7,478	9,101	4,975	4,709	31,646	931

2003
First	1,161	1,375	1,600	341	786	5,263	47
Second	1,263	1,579	1,624	954	924	6,344	38
Third	1,339	1,731	1,851	1,017	912	6,850	59
Fourth	1,786	2,010	2,584	1,192	1,302	8,874	87

Total	5,549	6,695	7,659	3,504	3,924	27,331	231

Net orders
2004
First	1,640	2,023	2,192	1,254	945	8,054	350
Second	1,554	2,382	3,210	2,131	1,449	10,726	250
Third	1,526	2,025	2,204	1,892	1,335	8,982	148
Fourth	1,489	1,737	1,828	1,746	1,716	8,516	108

Total	6,209	8,167	9,434	7,023	5,445	36,278	856

2003
First	1,355	1,954	1,953	424	863	6,549	63
Second	1,898	2,015	2,023	1,346	1,115	8,397	195
Third	1,410	1,912	1,913	1,130	954	7,319	136
Fourth	1,147	1,882	1,470	944	1,186	6,629	76

Total	5,810	7,763	7,359	3,844	4,118	28,894	470

Ending backlog — units*
2004
First	3,175	4,232	4,105	2,568	2,580	16,660	728
Second	3,525	4,815	5,431	3,572	3,293	20,636	967
Third	3,718	4,956	5,357	4,201	3,696	21,928	838
Fourth	3,467	4,552	4,058	4,280	3,923	20,280	495

2003
First	2,574	3,374	4,012	1,107	2,242	13,309	61
Second	3,209	3,810	4,411	2,240	2,433	16,103	218
Third	3,280	3,991	4,473	2,353	2,475	16,572	295
Fourth	2,641	3,863	3,571	2,105	2,495	14,675	521

Ending backlog — value, in thousands*
2004
First	$1,233,144	$827,151	$628,672	$432,713	$552,120	$3,673,800	$133,428
Second	1,412,318	954,651	816,121	611,343	688,237	4,482,670	169,403
Third	1,522,970	987,632	806,894	765,654	735,504	4,818,654	147,233
Fourth	1,523,380	1,005,990	598,198	824,370	866,983	4,818,921	87,685

2003
First	$873,999	$571,920	$600,933	$185,365	$397,871	$2,630,088	$8,174
Second	1,117,856	685,870	659,443	364,279	571,755	3,399,203	38,150
Third	1,142,247	729,195	643,354	389,373	497,475	3,401,644	47,726
Fourth	941,825	710,725	554,336	347,040	513,970	3,067,896	90,716

*	Ending backlog amounts for 2004 have been adjusted to reflect acquisitions made during the year. Therefore, the ending backlog at November 30, 2003 combined with net order and delivery activity for 2004 will not equal the ending backlog at November 30, 2004. Ending backlog amounts for 2003 and 2002 were similarly adjusted to reflect acquisitions made during those years.

Land and Raw Materials

      We believe that our current supply of land is sufficient for our reasonably anticipated needs over the next several years, and that we will be able to acquire land on acceptable terms for future housing developments absent significant changes in current land acquisition market conditions. The principal raw materials used in the construction of our homes are concrete and forest products. (In France, the principal materials used in the construction of our commercial buildings are steel, concrete and glass.) In addition, we use a variety of other construction materials, including sheetrock, plumbing and electrical items in the homebuilding process. We attempt to maintain efficient operations by utilizing standardized materials which are commercially available on competitive terms from a variety of sources. In addition, our centralized or regionalized purchasing of certain building materials, appliances and fixtures, allows us to benefit from large quantity purchase discounts for our domestic operations. When possible, we make bulk purchases of such products at favorable prices from suppliers and often instruct subcontractors to submit bids based on such prices.

Land Sales

      In the normal course of business, we sell land which either can be sold at an advantageous price due to market conditions or does not meet our marketing needs. Such property may consist of land zoned for commercial use which is part of a larger parcel being developed for single-family homes or may be in areas where we may consider our inventory to be excessive. Generally, land sales fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions. Land sale revenues totaled $27.9 million in 2004, $25.6 million in 2003 and $39.2 million in 2002.

Customer Financing

      On-site personnel at our communities in the U.S. facilitate sales by offering to arrange financing for prospective customers through KBHMC. We believe that the ability to offer customers financing on firm, competitive terms as a part of the sales process is an important factor in completing sales.

      Our mortgage banking business primarily consists of providing our domestic homebuyers with competitive financing and coordinating and expediting loan originations through the steps of loan application, loan approval and closing. Our mortgage banking subsidiary has its headquarters in Los Angeles and operates regional mortgage loan processing centers in Las Vegas, Nevada; and San Antonio, Texas.

      The mortgage banking subsidiary’s principal sources of revenues are: (i) interest income earned on mortgage loans during the period they are held by KBHMC prior to their sale to investors; (ii) net gains from the sale of loans; (iii) loan servicing fees; and (iv) revenues from the sale of the rights to service loans.

      Our mortgage banking subsidiary is approved by the Government National Mortgage Association (“GNMA”) as a seller-servicer of Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) loans. A portion of the conventional loans originated by KBHMC (i.e., loans other than those insured by FHA or guaranteed by VA) qualify for inclusion in loan guarantee programs sponsored by Fannie Mae or the Federal Home Loan Mortgage Corporation (“FHLMC”). KBHMC arranges for fixed and adjustable rate, conventional, privately insured mortgages, FHA-insured or VA-guaranteed mortgages, and mortgages funded by revenue bond programs of states and municipalities. In 2004, 56% of the mortgages originated by KBHMC were conventional (most of which conformed to Fannie Mae and FHLMC guidelines); 17% were FHA-insured or VA-guaranteed (a portion of which are adjustable rate loans); 24% were adjustable rate mortgages (“ARMs”) provided through commitments from institutional investors; and 3% were funded by mortgage revenue bond programs. In 2003 and 2002, 65% and 55%, respectively, of the mortgages originated were conventional; 24% and 36%, respectively, were FHA-insured or VA-guaranteed; 8% and 5%, respectively, were ARMS; and 3% and 4%, respectively, were funded by mortgage revenue bond programs. The percentages set forth above change from year to year reflecting then-current fixed interest rates, introductory rates for

ARMs, housing prices, borrower preferences and general economic conditions. KBHMC originated loans for 59%, 73% and 89% of our domestic home deliveries to end users who obtained mortgage financing in 2004, 2003 and 2002, respectively.

      Our mortgage banking subsidiary is a delegated underwriter under the FHA Direct Endorsement and VA Automatic programs in accordance with criteria established by such agencies. Additionally, our mortgage banking operations have delegated underwriting authority from Fannie Mae and FHLMC. As a delegated underwriter, KBHMC may underwrite and close mortgage loans under programs sponsored by these agencies without their prior approval, which expedites the loan origination process.

      KBHMC customarily sells nearly all of the loans that it originates. Loans are sold either individually or in pools to GNMA, Fannie Mae or FHLMC or against forward commitments to institutional investors, including banks and savings and loan associations.

      Our mortgage banking business typically sells servicing rights on a regular basis for substantially all of the loans it originates. However, for a small percentage of loans, and to the extent required for loans being held for sale to investors, KBHMC services the mortgages that it originates. Servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections of mortgaged premises as required, monitoring delinquent mortgages and generally administering the loans. Our mortgage banking subsidiary receives fees for servicing mortgage loans, generally equal to .25% per annum on the declining principal balances of the loans. All loans originated by our mortgage banking subsidiary are intended to be of investment quality and adhere to the basic fundamentals of sound lending practices.

      In France, we do not use KBHMC or other captive/ in-house lenders. However, we assist our customers by arranging financing through third-party lenders, primarily major French banks with which our French business has established relationships. In some cases, French customers qualify for certain government-assisted home financing programs.

Employees

      All our operating divisions operate independently with respect to day-to-day operations within the context of the KBnxt operational business model. All land purchases and other significant construction, mortgage banking and similar operating decisions must be approved by senior management at the operating divisional and corporate levels.

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

      At January 31, 2005, we had approximately 6,000 full-time employees in our operations, including approximately 550 in our mortgage banking operations. No employees are represented by a collective bargaining agreement.

      Construction and mortgage banking personnel are typically paid performance bonuses based on individual performance and incentive compensation based on the performance of the applicable operating division. Corporate personnel are typically paid performance bonuses based on individual performance and incentive compensation based on our overall performance.

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

      Historically, financing for our French business has been primarily generated from results of operations, public debt and borrowings from its unsecured committed credit lines with a series of foreign banks. The initial public offering of KBSA, completed in February 2000, provided the French business with additional capital to support its growth.

      KBHMC competes with other mortgage lenders, including national, regional and local mortgage bankers, savings and loan associations and other financial institutions, in the origination, sale and servicing of mortgage loans. Principal competitive factors include interest rates and other features of mortgage loan products available to the consumer.

Regulation and Environmental Matters

      It is our policy to use third-party environmental consultants to investigate for environmental risks all land being considered for acquisition and to require disclosure from land sellers of known environmental risks. Despite these precautions, there can be no assurance that we will avoid material liabilities relating to the removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned by us. No estimate of such potential liabilities can be made although we may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, we take steps prior to acquisition to gain assurance as to the precise scope of work required and costs associated with removal, site restoration and/or monitoring, using detailed investigations by environmental consultants. To the extent such contamination or other environmental issues have occurred in the past, we believe we may be able to recover restoration costs from third parties, including, but not limited to, the generators of hazardous waste, land sellers or others in the prior chain of title and/or insurers. Utilizing such policies, we anticipate that it is unlikely that environmental clean-up costs will have a material effect on our future results of operations or financial position. We have not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by us are identified by the U.S. Environmental Protection Agency (“EPA”) as being a “Superfund” clean-up site requiring clean-up costs, which could have a material effect on our future financial position or results of operations. Costs associated with the use of environmental consultants are not material to our results of operations.

Risk Factors

      In addition to the risks previously mentioned, the following important factors could adversely impact our homebuilding and mortgage lending operations. These factors could cause our actual results to differ materially from the forward-looking and other statements that we make in registration statements, periodic reports and other filings with the Securities and Exchange Commission (“SEC”), and that we make from time to time in our news releases, annual reports and other written communications, as well as oral forward-looking and other statements made from time to time by our representatives.

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

      The availability of finished and partially developed lots and undeveloped land for purchase that meet our internal criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, and zoning, allowable housing density and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact our results of operations.

Home prices and sales activity in the particular markets and regions of the U.S. in which we do business impact our results of operations because our business is concentrated in these markets.

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

      Because the availability of Fannie Mae, FHLMC, FHA and VA mortgage financing is an important factor in marketing many of our homes, any limitations or restrictions on the availability of those types of financing could reduce our home sales and the lending volume at our mortgage subsidiary.

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

      Because of our French business, we are also subject to regulations and restrictions imposed by the government of France concerning investments by non-French companies, such as us, in businesses in France, as well as to French and European Union laws and regulations similar to those discussed above.

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

      Under the terms of our $1.00 billion unsecured revolving credit facility (the “$1 Billion Credit Facility”), our debt service payment obligations are defined as consolidated interest expense. As defined, consolidated interest expense for the years ended November 30, 2004, 2003 and 2002 was $141.5 million, $118.8 million and $101.1 million, respectively.

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

      Our construction operations require significant amounts of cash and/or available credit. It is not possible to predict the future terms or availability of additional capital. Moreover, our outstanding domestic public debt, as well as the

$1 Billion Credit Facility and the credit facilities of our French subsidiary, contain provisions that may restrict the amount and nature of debt we may incur in the future. Our bank credit facilities limit our ability to borrow additional funds by placing a maximum cap on our leverage ratio. Under the most restrictive of these provisions, as of November 30, 2004, we would have been permitted to incur up to $3.90 billion of total consolidated indebtedness, as defined in the bank credit facilities. This maximum amount exceeded our actual total consolidated indebtedness at November 30, 2004 by $2.04 billion. There can be no assurance that we can actually borrow up to this maximum amount at any time, as our ability to borrow additional funds, and to raise additional capital through other means, is also dependent on conditions in the capital markets and our credit worthiness. If conditions in the capital markets change significantly, it could reduce our sales and may hinder our future growth and results of operations.

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

Access to Our Information

      We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. The public may also read and copy any document we file at the SEC’s public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our common stock is listed on the New York Stock Exchange. Our reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

      We encourage the public to read our periodic and current reports. We think these reports provide additional information which prudent investors will find important. A copy of these filings as well as any future filings may be obtained, at no cost, through our website http://www.kbhome.com or by writing to our investor relations department at investorrelations@kbhome.com or at our principal executive offices.

Item 2. PROPERTIES

      In 2004, our executive offices were in leased premises at 10990 Wilshire Boulevard, Los Angeles, California. Our construction operations were principally conducted from leased premises located in Phoenix, Tempe and Tucson, Arizona; Costa Mesa, Fremont, Irvine, Los Angeles, Pleasanton, Pomona, San Diego, Vacaville and Valencia California; Denver, Colorado; Fort Myers, Jacksonville, Orlando, Palm City, Port St. Lucie and Tampa, Florida; Atlanta and Woodstock, Georgia; Chicago, Illinois; Indianapolis, Indiana; Las Vegas, Nevada; Albuquerque, New Mexico; Charlotte and Raleigh, North Carolina; Columbia and Charleston, South Carolina; Austin, Dallas, Houston and McAllen, Texas; and Paris, France.

      Our mortgage banking subsidiary leases executive offices at 10990 Wilshire Boulevard, Los Angeles, California and a regional office in Las Vegas, Nevada. Our mortgage banking operations also lease FHA branch offices in Phoenix, Arizona; Irvine, Los Angeles and Pleasanton, California; Denver, Colorado; Jacksonville, Florida; Atlanta, Georgia; Chicago, Illinois; Indianapolis, Indiana; Las Vegas, Nevada; Albuquerque, New Mexico; Charlotte, North Carolina; Charleston, South Carolina; and San Antonio, Texas. Certain of these branch offices are leased from our housing operations.

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

      In January 2003, we received a request for information from the EPA pursuant to Section 308 of the Clean Water Act. Several other public homebuilders have received similar requests. The request sought information about storm water discharge practices at certain of our construction sites, and we provided information pursuant to the request. In May 2004, on behalf of the EPA, the U.S. Department of Justice (“DOJ”) tentatively asserted that certain regulatory requirements applicable to storm water discharges were violated at certain of our construction sites, and civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect us to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. We have defenses to the claims that have been asserted and are exploring methods of resolving the matter. While the costs associated with the claims cannot be determined at this time, we believe that such costs are not likely to be material to our financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted during the fourth quarter of 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following sets forth certain information regarding our executive officers as of January 31, 2005:

			Year
			Assumed	Years at	Other Positions and Other Business
		Present Position at	Present	KB	Experience within the Last Five
Name	Age	January 31, 2005	Position	Home(1)	Years(2)	From – To

Bruce Karatz	59	Chairman and Chief Executive Officer	1993	32	President	1986-2001

Jeffrey T. Mezger	49	Executive Vice President and Chief Operating Officer	1999	11

Richard B. Hirst	60	Executive Vice President and Chief Legal Officer	2004	Joined in 2004	Executive Vice President and General Counsel, Burger King Corporation	2001-2003
					General Counsel, Minnesota Twins	2000
					Senior Vice President, Northwest Airlines	1999

Domenico Cecere	55	Senior Vice President and	2002	3	Consultant, Gryphon Investors	2001-2002
		Chief Financial Officer			Executive Vice President and Chief Operating Officer, Owens Corning, Inc.	2000-2001
					Senior Vice President and President, North American Building Materials Business, Owens Corning, Inc.	1999-2000

Glen Barnard	60	Regional General Manager	2004 (3)	6	Chief Executive Officer, Constellation Real Technologies Executive Vice President, President e.KB, Inc.	2001-2003 1999-2001

Leah S.W. Bryant	60	Regional General Manager	2003	27	President, KB Home Nevada Inc.	1999-2003

Steven M. Davis	46	Regional General Manager	2000	10	President, KB Home Phoenix Inc.	1998-2003

Robert Freed	48	Regional General Manager	2000	10	President, KB Home North Bay Inc.	2000-2003
					President, KB Home South Bay Inc.	1997-2003

John E. Goodwin	57	Regional General Manager	1998	27

Jay L. Moss	54	Regional General Manager	2000	29	President, KB Home Greater Los Angeles Inc.	2000-2003
					President, KB Home North Bay Inc.	1998-2000

Larry E. Oglesby	44	Regional General Manager	2001	19	President, KB Home Austin	1999-2003

William R. Hollinger	46	Senior Vice President and	2001	17	Vice President and Controller	1992-2001
		Controller

Kelly Masuda	37	Senior Vice President, Capital Markets and Treasurer	2005	1	Vice President, Capital Markets and Treasurer	2003-2005
					Director, Credit Suisse First Boston	2000-2002
					Director, Donaldson, Lufkin & Jenrette Securities Corp.	1993-2000

Albert Z. Praw	56	Senior Vice President, Asset Management	2002	15	Senior Vice President, Asset Management and Acquisitions	1999-2002

Gary A. Ray	46	Senior Vice President, Human Resources	1996	8

(1)	May include years of service with companies acquired by us.

(2)	All positions described were with us, unless otherwise indicated.

(3)	Mr. Barnard was a senior executive with us from 1996-2001 and rejoined us in 2004.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      As of January 31, 2005, there were 952 holders of record of our common stock. Our common stock is traded on the New York Stock Exchange and is also traded on the Boston, Chicago, National, Pacific and Philadelphia Exchanges. The following table sets forth, for the periods indicated, the price ranges of our common stock:

	2004		2003

	High	Low	High	Low

First Quarter	$74.96	$64.10	$49.00	$39.64
Second Quarter	81.89	60.27	62.70	42.41
Third Quarter	72.05	61.26	71.55	54.82
Fourth Quarter	92.99	68.61	71.85	53.87

      We paid quarterly cash dividends of $.25 per common share in 2004 and $.075 per common share in 2003. In December 2004, the quarterly cash dividend was increased to $.375 per common share.

      Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. Based on the most restrictive of these provisions, $524.8 million of retained earnings was available for payment of cash dividends at November 30, 2004.

      On January 25, 2005, we filed with the SEC a Form S-8 registering 10.0 million shares of common stock issued and issuable under our 1999 Incentive Plan and 2001 Stock Incentive Plan (collectively, “the Plans”) and other stock grants. Shares of common stock issued and sold through the exercise of options under the Plans and stock granted prior to the filing of the Form S-8 may not have been exempt from registration or qualification under federal securities laws and the securities laws of certain states. While we could be subject to fines or other sanctions, by the SEC or by state regulatory authorities, the amount cannot be determined at this time. Since the Plans were implemented, we have granted 6,809,052 options to employees, of which 1,641,746 have been exercised and 588,072 have been cancelled. During the one-year period prior to January 25, 2005, employees exercised 754,816 options under the Plans, for aggregate proceeds of $24.0 million, representing an average exercise price of $31.79 per share. No stock grants were made during the one-year period prior to January 25, 2005.

      Employees who exercised options under the Plans or received stock grants prior to January 25, 2005 may be entitled to rescission rights under which we would return their exercise price paid in exchange for their shares. Under Section 13 of the Securities Act of 1933, such rescission rights may be exercised at any time within one year from the date of the option exercise or stock grant, provided that certain other conditions are met. We believe it is unlikely that option recipients who qualify for such rescission rights will choose to exercise them because the market price of our common stock is substantially higher than the exercise or grant price of any of the options or grants at issue. (The closing price of our common stock on January 25, 2005 was $105.68 per share.) Therefore, we do not intend to make a rescission offer relating to those shares. While we could be exposed to some claims for rescission in the event of a significant decline in our stock price during the coming year, we believe any such claims would not be material to our financial condition or results of operations.

Item 6.  SELECTED FINANCIAL DATA

      The data in this table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

KB HOME

SELECTED FINANCIAL INFORMATION
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,

	2004	2003	2002	2001	2000

Construction:
Revenues	$7,008,267	$5,775,429	$4,938,894	$4,501,715	$3,870,488
Operating income	774,699	562,899	452,917	352,316	288,609
Total assets	5,625,496	3,982,746	3,391,434	2,983,522	2,361,768
Mortgages and notes payable	1,975,600	1,253,932	1,167,053	1,088,615	987,980

Mortgage banking:
Revenues	$44,417	$75,125	$91,922	$72,469	$60,370
Operating income	8,688	35,777	57,506	33,771	23,832
Total assets	210,460	253,113	634,106	709,344	467,153
Notes payable	71,629	132,225	507,574	595,035	385,294
Collateralized mortgage obligations	1,018	6,848	14,079	22,359	29,928

Consolidated:
Revenues	$7,052,684	$5,850,554	$5,030,816	$4,574,184	$3,930,858
Operating income	783,387	598,676	510,423	386,087	312,441
Net income	480,902	370,764	314,350	214,217	209,960
Total assets	5,835,956	4,235,859	4,025,540	3,692,866	2,828,921
Mortgages and notes payable	2,047,229	1,386,157	1,674,627	1,683,650	1,373,274
Collateralized mortgage obligations	1,018	6,848	14,079	22,359	29,928
Mandatorily redeemable preferred securities (Feline Prides)	—	—	—	—	189,750
Stockholders’ equity	2,055,681	1,592,851	1,274,351	1,092,481	654,759

Basic earnings per share	$12.28	$9.41	$7.57	$5.72	$5.39
Diluted earnings per share	11.40	8.80	7.15	5.50	5.24
Cash dividends per common share	1.00	.30	.30	.30	.30

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Overview. Revenues are primarily generated from our (i) homebuilding operations in the U.S. and France, and (ii) our domestic mortgage banking operations. Domestically, our construction revenues are generated from operating divisions in the following four regional groups: “West Coast” — California; “Southwest” — Arizona, Nevada and New Mexico; “Central” — Colorado, Illinois, Indiana and Texas; and “Southeast” — Florida, Georgia, North Carolina and South Carolina. Internationally, we operate in France through a publicly-traded subsidiary, KBSA.

      We achieved significant increases in unit deliveries, revenues and diluted earnings per share during the year ended November 30, 2004. Our unit deliveries in 2004 rose 15.8% to 31,646, up from 27,331 unit deliveries posted in 2003. Our total revenues reached $7.05 billion in 2004, increasing 20.5% from $5.85 billion in 2003, which had increased 16.3% from $5.03 billion in 2002. Our revenue growth in 2004 and 2003 reflected an increase in housing revenues driven by increased unit delivery volume and a higher average selling price. Included in our total revenues were mortgage banking revenues of $44.4 million in 2004, $75.1 million in 2003 and $91.9 million in 2002.

      Net income for the year ended November 30, 2004 rose 29.7% to $480.9 million, or $11.40 per diluted share, from $370.8 million, or $8.80 per diluted share, for the year ended November 30, 2003. Net income increased in 2004 largely due to higher unit delivery volume and an expanded operating margin.

      Net income of $370.8 million in 2003 was higher than the $314.4 million, or $7.15 per diluted share, recorded in 2002. Net income growth in 2003 was driven by the combined effects of higher unit delivery volume, expanded housing gross margins and lower interest expense, partially offset by lower income from mortgage banking operations. Diluted earnings per share for 2003 was favorably impacted by a 4.2% year-over-year decrease in the average number of diluted shares outstanding resulting from our share repurchase activity.

      We have continued to expand and geographically diversify our operations in recent years by executing a strategy that includes both organic growth and acquisitions. During 2004, we acquired South Carolina-based Palmetto, which expanded our presence to Charleston, Columbia and Greenville, South Carolina. We also purchased Dura, which marked our entry into Indianapolis, Indiana. Our French subsidiary also expanded during 2004, acquiring Groupe Avantis, one of the leading property developer-builders in the Midi-Pyrénées region of France, and Foncier, a builder of apartment units for traditional homebuyers and private and institutional investors, and vacation properties. Foncier builds primarily in Aquitaine as well as in the Midi-Pyrénées and Languedoc-Rousillon regions of France.

CONSTRUCTION

      Revenues. Construction revenues totaled $7.01 billion in 2004, increasing 21.3% from $5.78 billion in 2003, which had increased from $4.94 billion in 2002. The increases in both 2004 and 2003 resulted primarily from higher housing revenues driven by increased unit delivery volume and a higher average selling price.

      The following table presents information concerning our housing revenues and unit deliveries by geographic region (in thousands, except unit amounts):

	Years Ended November 30,

	Housing	% of Total	Unit	% of Total Unit
	Revenues	Housing Revenues	Deliveries	Deliveries

2004
West Coast	$2,215,258	31.8%	5,383	17.0%
Southwest	1,515,189	21.8	7,478	23.6
Central	1,376,723	19.8	9,101	28.8
Southeast	854,199	12.3	4,975	15.7

Total U.S.	5,961,369	85.7	26,937	85.1
France	996,179	14.3	4,709	14.9

Total	$6,957,548	100.0%	31,646	100.0%

2003
West Coast	$1,963,563	34.8%	5,549	20.3%
Southwest	1,192,380	21.1	6,695	24.5
Central	1,144,248	20.3	7,659	28.0
Southeast	547,471	9.7	3,504	12.8

Total U.S.	4,847,662	85.9	23,407	85.6
France	795,108	14.1	3,924	14.4

Total	$5,642,770	100.0%	27,331	100.0%

2002
West Coast	$1,700,770	35.0%	5,344	21.0%
Southwest	1,022,666	21.1	6,037	23.7
Central	1,411,944	29.1	9,605	37.7
Southeast	110,839	2.3	679	2.7

Total U.S.	4,246,219	87.5	21,665	85.1
France	609,635	12.5	3,787	14.9

Total	$4,855,854	100.0%	25,452	100.0%

      Housing revenues totaled $6.96 billion in 2004, $5.64 billion in 2003 and $4.86 billion in 2002. In 2004, housing revenues rose 23.3% over the previous year due to 15.8% growth in unit volume and a 6.5% increase in the average selling price. In 2003, housing revenues rose 16.2% from 2002 results due to a 7.4% increase in unit volume and an 8.2% increase in the average selling price.

      Housing revenues from our West Coast region operations rose 12.8% to $2.22 billion in 2004, from $1.96 billion in 2003, due to a 16.3% increase in the average selling price, partly offset by a 3.0% decrease in unit delivery volume during the year. West Coast region operations generated 31.8% of total housing revenues in 2004, compared to 34.8% in 2003 and 35.0% in 2002, while contributing 17.0% of our deliveries in 2004, 20.3% in 2003 and 21.0% in 2002. In our Southwest region, housing revenues rose 27.1% to $1.51 billion in 2004 from $1.19 billion in 2003 due to an 11.7% increase in unit deliveries and a 13.8% increase in the average selling price. Southwest region housing revenues accounted for 21.8% of total housing revenues in 2004 and 21.1% in both 2003 and 2002. Our Central region operations generated housing revenues of $1.38 billion in 2004, up 20.3% from $1.14 billion in 2003, reflecting a year-over-year growth of 18.8% in unit delivery volume and a 1.3% increase in the average selling price. The increase in revenues from the Central region in 2004 was partly due to the acquisition of Indiana-based Dura. Central region housing revenues accounted for 19.8% of total housing revenues in 2004, compared to 20.3% in 2003 and 29.1% in 2002. Housing revenues from the Southeast region rose 56.0% to $854.2 million in 2004, from $547.5 million in 2003, due to an increase of 42.0% in unit delivery volume, and a 9.9% increase in the average selling price. Southeast region operations produced 12.3% of total housing revenues in 2004, compared to 9.7% in 2003 and 2.3% in 2002. The increased proportion of revenues generated by our Southeast region operations resulted from our expansion in the southeastern U.S., including our acquisition of Palmetto, a privately-held builder of single-family homes in Charleston, Columbia and Greenville, South Carolina, in 2004 and Colony, a single-family homebuilder in Atlanta, Georgia and Charlotte and Raleigh, North Carolina, in 2003.

      In France, housing revenues of $996.2 million in 2004 rose 25.3% from $795.1 million in 2003, reflecting a 20.0% increase in unit delivery volume, partially due to the two acquisitions completed in 2004, and a 4.4% increase in the average selling price primarily related to the strength in the euro. French housing revenues accounted for 14.3% of total housing revenues in 2004, compared to 14.1% in 2003 and 12.5% in 2002.

      In 2003, West Coast region housing revenues increased 15.5%, from $1.70 billion in 2002, due primarily to an 11.2% increase in the average selling price and a 3.8% increase in unit deliveries during the year. Housing revenues in the Southwest region rose 16.6% in 2003, from $1.19 billion in 2002, due to a 10.9% increase in unit deliveries and a 5.1% increase in the average selling price. In the Central region, housing revenues in 2003 decreased 19.0% from $1.41 billion in 2002, the result of a 20.3% decrease in unit delivery volume, partly offset by a 1.6% increase in the average selling price. Our Southeast region housing revenues in 2003 increased by $436.7 million from $110.8 million in 2002. The increase in Southeast region housing revenues in 2003 resulted from a 416.1% increase in unit delivery volume, partially offset by a 4.3% decline in the average selling price.

      In France, housing revenues rose 30.4% in 2003 from $609.6 million in 2002, reflecting a 3.6% increase in unit volume and a 25.8% increase in the average selling price primarily related to the strength in the euro.

      Our housing deliveries increased 15.8% to 31,646 units in 2004 from 27,331 units in 2003, reflecting growth in U.S. and French deliveries of 15.1% and 20.0%, respectively. The growth in our domestic unit deliveries reflected year-over-year increases of 11.7%, 18.8% and 42.0% in the Southwest, Central and Southeast regions, respectively, partially offset by a decrease of 3.0% in unit deliveries from the West Coast region. West Coast region deliveries decreased to 5,383 units in 2004 from 5,549 units in 2003, as a result of a decrease of approximately 6% in the average number of communities operated in the region. Southwest region operations delivered 7,478 units in 2004, up from 6,695 units in 2003, reflecting an increase of approximately 18% in the average number of communities in this region compared to 2003. In the Central region, deliveries rose to 9,101 units in 2004 from 7,659 units in 2003, due to an increase of approximately 34% in the average number of communities in the region. Southeast region deliveries increased to 4,975 units in 2004 from 3,504 units in 2003, partly due to our expansion activity in the region, including the 2004 acquisition of Palmetto and the 2003 acquisition of Colony. French deliveries increased to 4,709 units in 2004 from 3,924 units in 2003, as the average number of communities grew by 21% year-over-year.

      In 2003, our housing deliveries increased 7.4% to 27,331 units from 25,452 units delivered in 2002. The increase in our domestic deliveries reflected year-over-year increases of 3.8%, 10.9% and 416.1% in unit deliveries from our West Coast, Southwest and Southeast regions, respectively, partially offset by a decrease of 20.3% in our Central region. West Coast region deliveries increased to 5,549 units in 2003 from 5,344 units in 2002, while the number of communities operated in the region remained nearly flat with 2002. Southwest operations delivered 6,695 units in 2003, up from 6,037 units in 2002, reflecting an increase of approximately 18% in the average number of communities operated in the region. Deliveries from Central region operations decreased to 7,659 units in 2003 from 9,605 units in 2002, despite the average number of communities in the Central region increasing approximately 7% from the prior year. Deliveries from the Southeast region increased to 3,504 units in 2003 from 679 units in 2002 primarily due to our expansion activity in the region, including the 2003 acquisition of Colony and the 2002 acquisition of American Heritage Homes. French deliveries increased 3.6% to 3,924 units in 2003 from 3,787 units in 2002, with the average number of communities remaining constant from year to year.

      Our average new home price rose 6.5% in 2004, to $219,900 from $206,500 in 2003, as a result of increases in the average selling price in each of our geographic regions. The 2003 average new home price had advanced 8.2% from $190,800 in 2002, which reflected generally favorable market conditions with increases in our West Coast, Southwest, Central and France regions, partly offset by a decrease in the Southeast region.

      In the West Coast region, the average selling price rose 16.3% in 2004 to $411,500 from $353,900 in 2003, which had increased 11.2% from $318,300 in 2002. The average selling price in the Southwest region increased 13.8% to $202,600 in 2004, compared with $178,100 in 2003, which had increased 5.1% from $169,400 in 2002. The Central region average selling price rose 1.3% to $151,300 in 2004 compared with $149,400 in 2003, which had increased 1.6% from $147,000 in 2002. The Southeast region average selling price increased 9.9% in 2004 to $171,700 from $156,200 in 2003, which had declined 4.3% from $163,200 in 2002. The higher average selling price in all of our domestic regions in 2004 and most of our domestic regions in 2003 resulted from a combination of factors: significantly higher prices throughout the West Coast region; selected increases in sales prices in certain markets and communities in the Southwest and Central regions, partially offset by the softening of general market conditions in certain submarkets in these regions; and increases in lot premiums and options sold through the KB Home Studios in each of our domestic regions. In contrast, the decline in the Southeast region’s average selling price in 2003 resulted from a change in product mix, as we expanded into additional markets in the region.

      Our average selling price in France increased 4.4% to $211,500 in 2004 from $202,600 in 2003, which had increased 25.8% from $161,000 in 2002. The increases in 2004 and 2003 resulted primarily from favorable foreign exchange rates.

      Revenues from the development of commercial buildings, all located in metropolitan Paris, totaled $22.8 million in 2004, $107.0 million in 2003, and $43.8 million in 2002. Commercial revenues in 2003 were substantially higher than in 2004 or 2002 due to the sale of an office building by our French commercial operations in 2003.

      Land sale revenues totaled $27.9 million in 2004, $25.6 million in 2003 and $39.2 million in 2002. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions.

      Operating Income. Operating income increased to $774.7 million in 2004, up 37.6% from $562.9 million in 2003. As a percentage of construction revenues, operating income rose to 11.1% in 2004 from 9.7% in 2003, reflecting an improved housing gross margin. Housing gross profits in 2004 increased 31.5%, or $400.4 million, to $1.67 billion from $1.27 billion in 2003. As a percentage of related revenues, the housing gross profit margin was 24.0% in 2004, up from 22.5% in the prior year, primarily due to a higher average selling price. Commercial activities in France generated profits of $5.1 million in 2004, compared to $22.5 million in 2003. Our land sales generated profits of $5.3 million in 2004 and $2.4 million in 2003.

      Selling, general and administrative expenses totaled $907.7 million in 2004 compared with $733.5 million in 2003. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses were 13.0% in both 2004 and 2003.

      Operating income increased 24.3% to $562.9 million in 2003 from $452.9 million in 2002. As a percentage of revenues, operating income rose to 9.7% in 2003 from 9.2% in 2002. Housing gross profits in 2003 increased 22.8%, or $236.4 million, to $1.27 billion from $1.04 billion in 2002. As a percentage of related revenues, the housing gross profit margin rose to 22.5% in 2003, up from 21.3% in 2002, primarily due to a higher average selling price. Commercial activities in France generated profits of $22.5 million in 2003, compared to $10.3 million in 2002. Our land sales generated profits of $2.4 million in 2003 and $3.2 million in 2002.

      Selling, general and administrative expenses increased to $733.5 million in 2003 from $595.7 million in 2002. As a percentage of housing revenues, selling, general and administrative expenses in 2003 increased from 12.3% in 2002 as a result of additional up-front expenditures related to new community openings and the initial investments required to expand our market presence and build brand awareness in the Southeast region.

      Interest Income and Expense. Interest income, which is generated from short-term investments and mortgages receivable, amounted to $3.9 million in 2004, $3.0 million in 2003 and $4.2 million in 2002. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.

      Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. In 2004, interest expense, net of amounts capitalized, decreased by $5.7 million to $18.1 million from

$23.8 million in 2003. Gross interest incurred in 2004 was $22.6 million higher than that incurred in 2003, mainly due to higher debt levels in 2004. Gross interest incurred in 2003 also included a pretax charge of $4.3 million associated with the early extinguishment of our 9 5/8% senior subordinated notes, which were due in 2006. Excluding this charge, net interest expense decreased by $1.4 million in 2004 compared to 2003. The percentage of interest capitalized in 2004 and 2003 was 87.2% and 80.0%, respectively. The increase in the percentage of interest capitalized in 2004 primarily resulted from a higher proportion of land under development in 2004 compared to 2003.

      In 2003, interest expense, net of amounts capitalized, decreased to $23.8 million from $32.7 million in 2002. Gross interest incurred in 2003 was $17.7 million higher than that incurred in 2002, reflecting higher debt levels and the inclusion of the $4.3 early extinguishment charge in 2003. The percentage of interest capitalized in 2003 increased from the 67.6% capitalized in 2002 due to a higher proportion of land under development compared to 2002.

      Minority Interests. Operating income was reduced by minority interests of $69.0 million in 2004, $26.9 million in 2003 and $17.0 million in 2002. Minority interests were comprised solely of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. The increases in minority interests in 2004 and 2003 primarily related to increased activity from a consolidated joint venture in California as well as higher earnings from our publicly-traded French subsidiary.

      Equity in Pretax Income of Unconsolidated Joint Ventures. Our unconsolidated joint venture activities were located in Arizona, California, Florida, Nevada, New Mexico and France in 2004 and California, Florida, Nevada, New Mexico and France in 2003 and 2002. These unconsolidated joint ventures posted combined revenues of $248.1 million in 2004, $47.5 million in 2003 and $65.9 million in 2002. The increased revenues from unconsolidated joint ventures in 2004 primarily reflected additional joint venture activity in California and France. In 2004, unit deliveries from unconsolidated joint ventures totaled 931, up from 231 in 2003. Revenues from unconsolidated joint ventures in 2003 were lower than in 2002 due to a decrease in joint venture unit deliveries in 2003. All unconsolidated joint venture revenues in 2004, 2003 and 2002 were generated from residential properties. Unconsolidated joint ventures generated combined pretax income of $31.9 million in 2004, $6.9 million in 2003 and $9.7 million in 2002. Our share of pretax income from unconsolidated joint ventures totaled $17.6 million in 2004, $2.5 million in 2003 and $4.4 million in 2002.

MORTGAGE BANKING

      Interest Income and Expense. Our mortgage banking operations provide financing principally to purchasers of homes sold by our domestic housing operations through the origination of residential mortgages. Interest income is earned primarily from first mortgages and mortgage-backed securities held for long-term investment as collateral, while interest expense results from notes payable and the collateralized mortgage obligations. Interest income decreased to $11.5 million in 2004 from $14.2 million in 2003, which had decreased from $22.6 million in 2002. Interest expense decreased to $4.5 million in 2004 from $6.4 million in 2003, which had decreased from $11.5 million in 2002. Interest income decreased in 2004 and 2003 primarily due to a lower average balance of first mortgages held under commitments of sale and other receivables outstanding as a result of a decrease in the mortgage banking subsidiary’s retention rate (the percentage of our domestic homebuyers using our mortgage banking subsidiary as a loan originator) and a reduced holding period for loans held for sale.

      Interest expense decreased in both 2004 and 2003 due to lower average balances of notes payable outstanding and lower interest rates compared to the previous years. Combined interest income and expense resulted in net interest income of $7.0 million in 2004, $7.8 million in 2003 and $11.1 million in 2002. These differences reflect variations in mortgage production mix; movements in short-term versus long-term interest rates; and the amount, timing and rates of return on interim reinvestments of monthly principal amortization and prepayments.

      Other Mortgage Banking Revenues. The following table presents mortgage loan origination and sales data, including loans brokered to wholesale mortgage bankers, for our mortgage banking operations (dollars in thousands):

	Years Ended November 30,

	2004	2003	2002

Total originations:
Loans	18,087	20,713	23,618
Principal	$3,038,835	$3,443,326	$3,705,667
Retention rate	59%	73%	89%
Loans sold to third parties:
Loans	18,599	22,607	24,042
Principal	$3,110,500	$3,786,086	$3,776,674

      Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent, mortgage loan origination fees and mortgage servicing income, totaled $32.9 million in 2004, $60.9 million in 2003 and $69.3 million in 2002. The decrease in 2004 was primarily due to a rising interest rate environment, a shift towards adjustable rate products from fixed rate products and a lower retention rate. The decrease in 2003 was mainly due to the lower retention rate as well as the adoption of Statement of Position 01-6, “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others” in 2003. The mortgage banking subsidiary’s retention decreased to 59% in 2004 from 73% in 2003 and 89% in 2002, partly due to the regulatory approval process required to establish mortgage banking operations to assist homebuyers in our recently expanded Southeast region. Other factors impacting retention were increased competition in the mortgage banking marketplace and consumer demand for more diverse loan products such as interest only payment loans.

      General and Administrative Expenses. General and administrative expenses associated with mortgage banking operations totaled $31.2 million in 2004, $32.9 million in 2003 and $22.9 million in 2002. General and administrative expenses decreased in 2004, primarily as a result of the lower level of activity. The increase in general and administrative expenses in 2003 resulted from higher staff levels needed to support our increasing backlog and the expansion of our operations into new markets.

INCOME TAXES

      We recorded income tax expense of $236.8 million in 2004, $182.7 million in 2003 and $154.9 million in 2002. These amounts represented effective income tax rates of approximately 33.0% in all three years. Pretax income for financial reporting purposes and taxable income for income tax purposes historically have differed primarily due to the impact of state income taxes, treatment of foreign-related income, intercompany dividends and investments in tax credit partnerships. Our effective income tax rate for 2005 is expected to increase to 34.0%. During 2004, the American Jobs Creation Act of 2004 was signed into law. This law had no material impact on our results for the year ended November 30, 2004. We are still evaluating the potential impact of this law on the years ending November 30, 2005 and 2006, but at the present time, we do not expect that it will have a material impact on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

      We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Historically, we have funded our construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. Operating, investing and financing activities provided net cash of $96.1 million in 2004; in 2003, these activities used net cash of $191.9 million.

      Operating activities used $112.1 million of cash in 2004 and provided $462.1 million of cash in 2003. Our uses of operating cash in 2004 included net investments in inventories of $952.3 million (excluding the effect of the Palmetto, Groupe Avantis, Foncier and Dura acquisitions, $53.2 million of inventories acquired through seller financing and $85.5 million of inventories of consolidated variable interest entities), and an increase in receivables of $1.3 million. The uses of cash were partially offset by earnings of $480.9 million, an increase in accounts payable, accrued expenses and other liabilities of $316.6 million, other operating sources of $20.4 million and various noncash items deducted from net income.

      In 2003, our sources of operating cash included earnings of $370.8 million, a decrease in receivables of $340.4 million, an increase in accounts payable, accrued expenses and other liabilities of $122.0 million, various noncash items deducted from net income and other operating sources of $33.7 million. The cash provided was partially offset by investments in inventories of $464.5 million (excluding the effect of acquisitions, $43.7 million of inventories acquired through seller financing and $27.4 million of inventories of consolidated variable interest entities).

      Investing activities used $256.7 million of cash in 2004 and $114.7 million in 2003. In 2004, $121.6 million, net of cash acquired, was used for the acquisitions of Palmetto, Groupe Avantis, Foncier and Dura, $117.6 million was used for investments in unconsolidated joint ventures, $23.2 million was used for net purchases of property and equipment and $.2 million was used for net sales of mortgages held for long-term investment. The cash used was partially offset by proceeds of $5.9 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral.

      In 2003, $105.6 million, net of cash acquired, was used for acquisitions, $13.1 million was used for net purchases of property and equipment, and $9.3 million was used for investments in unconsolidated joint ventures. Partially offsetting these uses were proceeds of $7.8 million received on mortgage-backed securities and net sales of $5.5 million of mortgages held for long-term investment.

      Financing activities in 2004 provided cash of $464.9 million compared to $539.3 million of cash used in 2003. In 2004, sources of cash included total proceeds of $596.2 million from the issuance of $250.0 million of 5 3/4% senior notes (the “$250 Million Senior Notes”) and $350.0 million of 6 3/8% senior notes (the “$350 Million Senior Notes”), $122.9 million in net proceeds from borrowings and $64.3 million from the issuance of common stock under employee stock plans. Partially offsetting the cash provided were $175.0 million used for the redemption of senior subordinated notes which matured on October 15, 2004, $66.1 million used for repurchases of 1.0 million shares of common stock (As of November 30, 2004, we had a remaining authorization from our board of directors for the repurchase of up to 1.0 million additional shares.), $39.2 million of cash dividend payments, $32.4 million of payments to minority interests and $5.8 million of payments on collateralized mortgage obligations. On December 5, 2003, our board of directors increased the annual cash dividend on our common stock to $1.00 per share from $.30 per share.

      On January 28, 2004, we issued the $250 Million Senior Notes at 99.474% of the principal amount of the notes in a private placement. The notes, which are due February 1, 2014, with interest payable semi-annually at 5 3/4%, represent senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. The $250 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $250 Million Senior Notes are unconditionally guaranteed jointly and severally by certain of our domestic operating subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. We used all of the net proceeds from the issuance of the $250 Million Senior Notes to repay borrowings outstanding under the $1 Billion Credit Facility. On June 16, 2004, we exchanged all of the privately placed $250 Million Senior Notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.

      On June 30, 2004, we issued the $350 Million Senior Notes at 99.3% of the principal amount of the notes in a private placement. The notes, which are due August 15, 2011, with interest payable semi-annually at 6 3/8%, represent senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. The $350 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $350 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. We used all of the net proceeds from the issuance of the $350 Million Senior Notes to repay borrowings outstanding under the $1 Billion Credit Facility. On December 3, 2004, we exchanged all of the privately placed $350 Million Senior Notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.

      In 2003, financing activities used $603.1 million for net payments on borrowings, $129.0 million for the redemption of our 9 5/8% senior subordinated notes, $108.3 million for repurchases of 2.0 million shares of common stock, $12.0 million for payments to minority interests, $11.8 million for cash dividend payments and $7.2 million for payments on collateralized mortgage obligations. Partially offsetting these uses were $295.3 million in proceeds from the sale of 7 3/4% senior subordinated notes, and $36.8 million from the issuance of common stock under employee stock plans. Pursuant to our current universal shelf registration statement filed on October 15, 2001 with the SEC (as subsequently amended, the “2001 Shelf Registration”), on January 27, 2003, we issued $250.0 million of 7 3/4% senior subordinated notes at 98.444% of the principal amount of the notes and on February 7, 2003, we issued an additional $50.0 million of notes in the same series (collectively, the “$300 Million Senior Subordinated Notes”). The $300 Million Senior Subordinated Notes, which are due February 1, 2010, with interest payable semi-annually, represent unsecured obligations and are subordinated to all of our existing and future senior indebtedness. The $300 Million Senior Subordinated Notes are redeemable at our option at 103.875% of their principal amount beginning February 1, 2007 and thereafter at prices declining annually to 100% on and after February 1, 2009. In addition, before February 1, 2006 we may redeem up to 35% of the aggregate principal amount of the $300 Million Senior Subordinated Notes with the net proceeds of one or more public or private equity offerings at a redemption price of 107.75% of their principal amount, together with accrued and unpaid interest. We used $129.0 million of the net proceeds from the issuance of the notes to redeem all of our outstanding $125.0 million 9 5/8% senior subordinated notes, which were due in 2006. The remaining net proceeds were used for general corporate purposes.

      On July 29, 2002, KBSA issued 150.0 million euros principal amount of 8 3/4% French senior notes at 100% of the principal amount of the notes. The notes, which are publicly traded and are due August 1, 2009 with interest payable semi-annually, represent unsecured obligations of KBSA and rank pari passu in right of payment with all other senior unsecured indebtedness of KBSA. We do not guarantee these KBSA notes. On or prior to August 1, 2005, KBSA may redeem up to 35% of the aggregate principal amount of the notes with the net cash proceeds of qualified equity offerings at a redemption price of 108.75% of their principal amount together with accrued and unpaid interest. The notes are not otherwise redeemable at the option of KBSA, except in the event of certain changes in tax laws. Proceeds from the issuance of the notes were used to pay down bank borrowings and other indebtedness.

      On November 12, 2004, we filed a universal shelf registration statement (the “2004 Shelf Registration”) with the SEC. The 2004 Shelf Registration, which provided us with a total public debt and equity issuance capacity of $1.05 billion, was declared effective on November 29, 2004. Our previously outstanding 2001 Shelf Registration in the amount of $450.0 million was subsumed within the 2004 Shelf Registration. The 2004 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, guarantees of debt securities, preferred stock, common stock, stock purchase contracts, stock purchase units, depositary shares and/or warrants to purchase such securities. At November 30, 2004, $1.05 billion of capacity remained available under the 2004 Shelf Registration.

      Our financial leverage, as measured by the ratio of construction debt to total capital, was 49.0% at the end of 2004 compared to 44.0% at the end of 2003. Construction debt to total capital is not a financial measure in accordance with U.S. generally accepted accounting principles (“GAAP”). However, we believe this ratio is preferable to total debt to total capital, the most comparable GAAP measure, in order to maintain comparability with other publicly-traded homebuilders for stockholders, investors and analysts. A reconciliation of the non-GAAP measure, construction debt to total capital, to the most comparable GAAP measure, total debt to total capital, follows (in thousands):

	November 30,

	2004		2003

	Total Debt	Construction	Total Debt	Construction
	to Total	Debt to Total	to Total	Debt to Total
	Capital	Capital	Capital	Capital

Debt:
Construction	$1,975,600	$1,975,600	$1,253,932	$1,253,932
Mortgage banking	71,629	—	132,225	—

Total debt	$2,047,229	$1,975,600	$1,386,157	$1,253,932

Total debt	$2,047,229	$1,975,600	$1,386,157	$1,253,932
Stockholders’ equity	2,055,681	2,055,681	1,592,851	1,592,851

Total capital	$4,102,910	$4,031,281	$2,979,008	$2,846,783

Ratio	49.9%	49.0%	46.5%	44.0%

      External sources of financing for our construction activities include our domestic unsecured credit facility, other domestic and foreign bank lines, third-party secured financings, and the public debt and equity markets. Substantial unused lines of credit remain available for our future use, if required, principally through our domestic unsecured revolving credit facility. On October 24, 2003, we entered into the four-year, $1 Billion Credit Facility with a consortium of banks. Interest on the $1 Billion Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. At November 30, 2004, we had $457.7 million available for our future use under the $1 Billion Credit Facility, net of $151.3 million of outstanding letters of credit. In addition, our French subsidiary had lines of credit with various banks which totaled $239.3 million at November 30, 2004 and have various committed expiration dates through September 2008. Under these unsecured financing agreements, $238.2 million was available to our French subsidiary at November 30, 2004.

      Depending upon available terms and our negotiating leverage related to specific market conditions, we also finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2004, we had outstanding seller-financed notes payable of $ 41.3 million secured primarily by the underlying property which had a carrying value of $116.1 million.

      We use our capital resources primarily for land purchases, land development and housing construction. We typically manage our investments in land by purchasing property under options and other types of conditional contracts whenever possible, and similarly control our investments in housing inventories by strongly emphasizing the pre-sale of homes over speculative construction and carefully managing the timing of the production process. Our backlog ratio (beginning backlog as a percentage of unit deliveries in the quarter) was 214.4% for the fourth quarter of 2004, increasing from 186.7% for the fourth quarter of 2003. Our domestic land inventories have become significantly more geographically diverse in the last decade, primarily as a result of our extensive domestic expansion outside of the West Coast region and across the U.S. As of November 30, 2004, 20.5% of the lots we owned or controlled were located in the West Coast region, 19.6% were in the Southwest region, 28.4% were in the Central region, 25.8% were in the Southeast region and 5.7% were in France. We continue to concentrate our housing operations in desirable areas within targeted growth markets, oriented toward entry-level, move-up, luxury and active adult buyers.

      The principal sources of liquidity for our mortgage banking operations are internally generated funds from the sales of mortgages and related servicing rights. Mortgages originated by the mortgage banking operations are generally sold in the secondary market within 45 days of their funding date. Our mortgage banking subsidiary obtains external sources of financing for these operations, including a $150.0 million revolving mortgage warehouse agreement with a bank syndicate (the “$150 Million Mortgage Warehouse Facility”) and a $300.0 million master loan and security agreement (the “$300 Million Master Loan and Security Agreement”). On June 29, 2004, our mortgage banking subsidiary entered into the $150 Million Mortgage Warehouse Facility with a bank syndicate. The facility, which expires on June 30, 2006, provides for an annual fee based on the committed balance and provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The $150 Million Mortgage Warehouse Facility replaced the mortgage banking subsidiary’s $180.0 million revolving mortgage warehouse agreement, which was scheduled to expire on June 30, 2005. On October 6, 2004, our mortgage banking subsidiary entered into the $300 Million Master Loan and Security Agreement with an investment bank. The agreement, which expires on October 6, 2005, provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The $300 Million Master Loan and Security Agreement replaced the $400.0 million master loan and security agreement (the “$400 Million Master Loan and Security Agreement”), which expired on October 6, 2004.

      The amounts outstanding under the $150 Million Mortgage Warehouse Facility and the $300 Million Master Loan and Security Agreement are secured by separate borrowing bases, which include certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under either facility. Each facility includes financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income. At November 30, 2004 our mortgage banking subsidiary had $132.6 million available under the $150 Million Mortgage Warehouse Facility and $245.7 million available under the $300 Million Master Loan and Security Agreement. We believe our sources of financing are adequate to fund our mortgage banking operations.

      In addition to the $150 Million Mortgage Warehouse Facility and the $300 Million Master Loan and Security Agreement, our mortgage banking subsidiary has a $300.0 million purchase and sale agreement with a bank (the “$300 Million Purchase and Sale Agreement”). This agreement allows our mortgage banking subsidiary to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facilities. This agreement is not committed and may be terminated at the discretion of the counterparties.

      Debt service on our collateralized mortgage obligations is funded by receipts from mortgage-backed securities. Such funds are expected to be adequate to meet future debt-payment schedules for the collateralized mortgage obligations and therefore these securities have virtually no impact on the capital resources and liquidity of the mortgage banking operations.

      We continue to benefit in all of our operations from the strength of our capital position, which has allowed us to maintain overall profitability during difficult economic times, finance domestic and international expansion, re-engineer product lines and diversify into new markets through both de novo entry and acquisition. Secure access to capital at competitive rates, among other reasons, should enable us to continue to grow and expand. As a result of our geographic diversification, the disciplines of our operational business model and our strong capital position, we believe we have adequate resources and sufficient credit facilities to satisfy our current and reasonably anticipated future requirements for funds needed to acquire capital assets and land, construct homes, fund our mortgage banking subsidiary’s operations, and meet the other anticipated needs of our business, both on a short and long-term basis.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      We conduct a portion of our land acquisition, development and other residential and commercial construction activities through participation in joint ventures in which we hold less than a controlling interest. These joint ventures operate in certain markets in the U.S. and France where our consolidated construction operations are located. Through joint ventures, we reduce and share our risk and also reduce the amount invested in land, while increasing our access to potential future homesites. The use of joint ventures also, in some instances, enables us to acquire land which we might not otherwise obtain or access on as favorable terms, without the participation of a strategic partner. Our partners in these joint ventures are unrelated homebuilders, land developers or other real estate entities. While we view the use of unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view them as essential to those activities.

      We and/ or our joint venture partners sometimes obtain certain options or enter into other arrangements under which we can purchase portions of the land held by the unconsolidated joint ventures. Option prices are generally negotiated prices that approximate fair value when we receive the options. We do not include in our net income our pro rata share of unconsolidated joint venture earnings resulting from land sales to our homebuilding divisions. Instead, we defer recognition of our share of the joint venture earnings until a home is delivered and title passes to a homebuyer.

      Our investment in unconsolidated joint ventures was $168.4 million at November 30, 2004 and $32.8 million at November 30, 2003. These joint ventures had outstanding secured construction debt of approximately $597.2 million and $55.9 million at November 30, 2004 and 2003, respectively. In certain instances, we provide varying levels of guarantees on debt of unconsolidated joint ventures. When we or our subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At November 30, 2004, we had payment guarantees related to the third-party debt of three of our unconsolidated joint ventures. The first joint venture had third-party debt of $402.1 million at November 30, 2004, of which each of the joint venture partners guaranteed their pro rata share. Our share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 48.5% or $195.0 million. The remaining two joint ventures had total third-party debt of $17.5 million at November 30, 2004, of which each of the joint venture partners guaranteed their pro rata share. Our share of this guarantee was 50% or $8.8 million. We also had limited maintenance guarantees of $97.5 million of unconsolidated entity debt at November 30, 2004. The limited maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the unconsolidated joint venture and increase our share of any funds the unconsolidated joint venture distributes.

      In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. As of November 30, 2004, excluding consolidated variable interest entities, we had cash deposits and/or letters of credit totaling $181.4 million which were associated with land option contracts having an aggregate purchase price of $2.79 billion.

      The following table summarizes our future cash requirements under contractual obligations as of November 30, 2004 (in thousands):

	Payments due by Period

	2005	2006-2007	2008-2009	After 2009	Total

Contractual obligations:
Long-term debt	$31,552	$9,456	$399,601	$1,142,847	$1,583,456
Operating lease obligations	20,658	38,458	22,941	17,980	100,037

Total contractual obligations	$52,210	$47,914	$422,542	$1,160,827	$1,683,493

      We are often required to obtain bonds and letters of credit in support of our obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water, among other things. As of November 30, 2004, we had outstanding $830.7 million and $151.3 million of performance bonds and letters of credit, respectively. We do not believe that any currently outstanding bonds or letters of credit will be called. The expiration dates of letters of credit coincide with the expected completion date of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. Performance bonds do not have stated expiration dates; rather we are released from the bonds as the contractual performance is completed.

      To meet financing needs of our homebuyers, our mortgage operations extend interest rate lock commitments (“IRLCs”) to borrowers who have applied for loan funding and meet defined credit and underwriting criteria. Typically, the IRLCs have a duration of less than six months. Some IRLCs are committed immediately through the use of best-efforts whole loan delivery commitments, while other IRLCs are funded prior to being committed to third-party investors. As of November 30, 2004, the notional value of our IRLCs totaled $23.5 million, and we had a total of $48.6 million of best efforts whole loan delivery commitments related to our IRLCs.

CRITICAL ACCOUNTING POLICIES

      Construction Revenue Recognition. As discussed in Note 1 to our consolidated financial statements, housing and other real estate sales are recognized when title passes to the buyer and all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. In France, revenues from development and construction of single-family detached homes, condominiums and commercial buildings, under long-term contracts with individual investors who own the land, are recognized using the percentage of completion method, which is generally based on revenues and costs incurred as a percentage of estimated total revenues and costs, respectively, of individual projects. The percentage of completion method is applied because the Company meets applicable requirements under Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” Actual revenues and costs to complete in the future, related to long-term contracts, could differ from our current estimates. If estimates of revenues and costs to complete in the future differ from actual amounts, our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.

      Inventories and Cost of Sales. As discussed in Note 1 to our consolidated financial statements, land to be developed and projects under development are stated at cost, unless they are determined to be impaired, in which case these inventories are measured at fair value. Fair value is determined by management estimate and incorporates anticipated future revenues and costs. Due to uncertainties in the estimation process, it is possible that actual results could differ from those estimates. Our inventories typically do not consist of completed projects.

      We rely on certain estimates to determine construction and land costs and resulting gross margins associated with revenues recognized. Our construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are allocated on a relative fair value basis to units within a parcel or subdivision. Land and land development costs generally include related interest and property taxes incurred until development is substantially completed or deliveries have begun within a subdivision.

      In determining a portion of the construction and land costs for each period, we rely on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, labor or materials shortages, increases in costs that have not yet been committed, changes in governmental requirements, unforeseen environmental hazard discoveries or other unanticipated issues encountered during construction that fall outside the scope of contracts obtained. While the actual results for a particular construction project are accurately reported over time, variances between the budgeted and actual costs of a project could result in the understatement or overstatement of construction and land costs and construction gross margins in a specific reporting period. To reduce the potential for such distortion, we have set forth procedures that collectively comprise a “critical accounting policy.” These procedures, which we have applied on a consistent basis, include updating, assessing and revising project budgets on a monthly basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most recent information available to estimate construction and land costs to be charged to expense. The variances between budgeted and actual amounts identified by us have historically not had a material impact on our consolidated results of operations. We believe that our policies provide for reasonably dependable estimates to be used in the calculation and reporting of construction and land costs.

      Warranty Costs. As discussed in Note 9 to our consolidated financial statements, we provide a limited warranty on all of our homes. The specific terms and conditions of warranties vary depending upon the market in which we do business. For homes sold in the U.S., we generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling and plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home such as appliances. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect our warranty liability include the number of homes, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. While we believe the warranty accrual reflected in the consolidated balance sheets to be adequate, actual warranty costs in the future could differ from our current estimates.

      Business Combinations. We account for acquisitions of other companies under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the purchase price over the estimated fair value of net assets acquired, if any, is recorded as goodwill. The estimation of fair values of assets and liabilities, and the allocation of purchase price requires judgment by management, especially with respect to valuations of real estate inventories, which at the time of acquisition are in various stages of development. Actual revenues, costs and time to complete a community could vary from estimates impacting the allocation of purchase price between tangible and intangible assets. A variation in allocation of purchase price between asset groups, including inventories and goodwill, could have an impact on the timing and ultimate recognition of current and future results of operations. Our reported income includes the results of operations of acquired companies from the dates of their acquisition.

      Goodwill. As disclosed in the consolidated financial statements, we had goodwill in the amount of $249.3 million at November 30, 2004 and $229.0 million at November 30, 2003. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we performed impairment tests of goodwill as of November 30, 2003 and 2002, and identified no impairment. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or the Company’s strategies change, it is possible that the Company’s conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.

SUBSEQUENT EVENTS

      On December 2, 2004, our board of directors increased the annual cash dividend on our common stock to $1.50 per share from $1.00 per share. The first quarterly dividend at the increased rate of $.375 per share will be paid on February 24, 2005 to stockholders of record on February 10, 2005.

      On December 2, 2004, our board of directors also announced its intent to declare a 2-for-1 split of our common stock to be effected in the form of a 100% stock dividend. The stock split is subject to the stockholders’ approval of an increase in the number of our authorized common shares from 100.0 million shares to 300.0 million shares. Stockholders will be asked to vote on the increase in authorized shares at our regularly scheduled Annual Meeting of Stockholders to be held on April 7, 2005. Subject to stockholder approval of the increase in authorized common shares, the board of directors intends to declare the dividend immediately and the 2-for-1 split would be effected in April 2005.

      On December 15, 2004, pursuant to our 2004 Shelf Registration, we issued $300.0 million of 5 7/8% senior notes (the “$300 Million Senior Notes”) at 100.0% of the principal amount of the notes. The notes, which are due January 15, 2015, with interest payable semi-annually, represent senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness. The $300 Million Senior Notes may be redeemed, in whole at any time or from time to time in part at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments, plus, in each case a premium, plus accrued and unpaid interest to the applicable redemption date. The $300 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. We used all of the net proceeds from the issuance of the $300 Million Senior Notes to repay borrowings outstanding under the $1 Billion Credit Facility.

      On February 7, 2005, we transferred 481,352 shares of KBSA stock, held by us, to KBSA to fulfill certain equity compensation obligations to certain KBSA employees. Following the transfer of shares, as of February 7, 2005, we owned a 49% equity interest in KBSA and 68% of the voting rights associated with KBSA stock. KBSA continues to be consolidated in our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” as amended (“FASB Interpretation No. 46”). FASB Interpretation No. 46 is intended to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” (“ARB No. 51”) to certain entities (referred to as “variable interest entities” or “VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46, an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. FASB Interpretation No. 46 applied immediately to VIEs created after January 31, 2003 and was effective no later than the first interim or annual period ending after March 15, 2004 for VIEs created on or before January 31, 2003.

      In the ordinary course of our business, we enter into land option contracts in order to procure land for the construction of homes. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46, certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE.

      In compliance with FASB Interpretation No. 46, we analyzed our land option contracts and other contractual arrangements and have consolidated the fair value of certain VIEs from which we are purchasing land under option contracts. The consolidation of these VIEs, where we were determined to be the primary beneficiary, added $112.9 million and $27.4 million to inventories and other liabilities in our consolidated balance sheets at November 30, 2004 and 2003, respectively. Our cash deposits and/ or letters of credit related to these land option contracts totaled $12.7 million at November 30, 2004 and $6.1 million at November 30, 2003. Creditors, if any, of these VIEs have no recourse against us.

      On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”), which provides guidance regarding IRLCs that are accounted for as derivative instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). In SAB No. 105, the Securities and Exchange Commission stated that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of the derivative IRLCs and such value should not be recognized until the underlying loans are sold. This guidance must be applied to IRLCs initiated after March 31, 2004. Our accounting policy for fair value determination of IRLCs requires consideration of the terms of the individual IRLCs in comparison to available market rates. The value of servicing rights and other intangible components representing potential economic gains we expect to receive upon distribution of our funded loans is not included in the determination of fair value of IRLCs throughout the period the IRLCs are outstanding. Accordingly, the implementation of SAB No. 105 did not have a material impact on our financial position or results of operations.

      On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123R is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We believe that the implementation of the provisions of SFAS No. 123R will not have a material impact on our financial position or results of operations.

OUTLOOK

      The value of our residential backlog at November 30, 2004 totaled $4.82 billion, up 57.1% from the backlog value of $3.07 billion at November 30, 2003. Our backlog units at November 30, 2004 stood at 20,280, increasing by 5,605 units or 38.2% from 14,675 units at November 30, 2003. Each of our geographic regions posted year-over-year backlog growth. Our Company-wide net orders of 8,516 units for the quarter ended November 30, 2004 increased 28.5% from the 6,629 net orders reported in the corresponding quarter of 2003 partly due to acquisitions and de novo expansion completed during 2004.

      Our domestic residential backlog at November 30, 2004 rose 54.7% to $3.95 billion, from $2.55 billion at year-end 2003. The growth in domestic backlog value at year-end 2004 reflected increases in all of our geographic regions. On a unit basis, domestic backlog stood at 16,357 units at year-end 2004, up 34.3% from 12,180 units at year-end 2003.

The West Coast region backlog value totaled $1.52 billion on 3,467 units at November 30, 2004, up from $941.8 million on 2,641 units at November 30, 2003. West Coast region net orders increased 29.8% in the fourth quarter of 2004, to 1,489 units, from 1,147 units in the fourth quarter of 2003. In the Southwest region, backlog value increased to $1.01 billion on 4,552 units at November 30, 2004, up from $710.7 million on 3,863 units at November 30, 2003. Fourth quarter net orders in the Southwest region decreased 7.7% to 1,737 units in 2004 from 1,882 units in 2003. In the Central region, backlog value rose to $598.2 million on 4,058 units at November 30, 2004 from $554.3 million on 3,571 units at November 30, 2003 partly due to our continued expansion in Texas and our acquisition of Indiana-based Dura in June 2004. Fourth quarter net orders in the Central region increased 24.4% to 1,828 units in 2004 from 1,470 units in the year-earlier period. In our Southeast region, backlog value totaled $824.4 million on 4,280 units at November 30, 2004 compared to $347.0 million on 2,105 units at November 30, 2003. The region’s net orders rose 85.0% to 1,746 units in 2004 from 944 for the same period a year ago, reflecting our continued expansion in Florida and our entry into South Carolina through the acquisition of Palmetto in January 2004.

      In France, residential backlog at November 30, 2004 totaled $867.0 million on 3,923 units, up 68.7% and 57.2%, respectively, from $514.0 million on 2,495 units at year-end 2003 partly due to the acquisitions of Groupe Avantis and Foncier. Net orders generated by our French operations increased 44.7% to 1,716 in the fourth quarter of 2004 from the 1,186 net orders posted in the year-earlier period. The value of the backlog associated with French commercial development activities totaled approximately $4.1 million at November 30, 2004 compared to $19.7 million at year-end 2003.

      Substantially all homes included in the year-end 2004 backlog are expected to be delivered during 2005. However, cancellation rates could increase, particularly if market conditions deteriorate, or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

      With our strong unit and dollar backlog, solid cash and borrowing positions and commitment to adhere to the disciplines of our KBnxt operational business model, we have a positive outlook as we enter 2005. The overall strength of our homebuilding business combined with the generally favorable operating environment, overall healthy housing market and historically low mortgage interest rates are expected to lead us to record operating and financial results in 2005, including increases in units, revenues, profits and earnings per share. We believe our unit delivery growth will be driven by higher volume in all of our geographically diverse regions, with the most favorable comparisons expected to be generated by our Central and Southeast regions. Our average selling prices are expected to increase in 2005, due to both a shift in geographic and product mix and recent price increases. However, we believe the rate at which home prices have been increasing will moderate, particularly in our West Coast and France regions. With increased unit delivery volume and higher average selling prices anticipated to drive revenue growth, and our operating margins expected to expand, we believe we are well-positioned to achieve increased profitability in 2005.

      While our outlook for 2005 is positive, this expectation could be materially affected by various risk factors, such as the impact of future domestic and international terrorist activities; the U.S. military commitment in the Middle East; adverse changes in general economic conditions either nationally, in the U.S. or France, or in the localized regions in which we operate; diminution of domestic jobs or employment levels; increases in home mortgage interest rates; decreases in consumer confidence; or a downturn in the economy’s pace; among other things.

      A key component of our overall growth strategy is to balance the expansion of existing operations to achieve optimal market volume levels while continuing to consider entry into new geographic markets. In 2005, we plan to continue to develop our businesses in the new markets we entered during 2004 and focus on de novo and organic growth in our other markets and adjacent markets. The acquisitions, de novo growth and other land investments we have made in recent years have positioned us in 36 dynamic markets across the U.S. and in France. As we enter 2005, we have a geographically diverse business and strong platform for expansion to facilitate future unit delivery and earnings growth. Our product offerings have become increasingly diverse as we continue to expand our product breadth and price points to better reach luxury and active adult buyers as well as first-time and second-time move-up buyers. We currently offer a broader array of attached products to address rising land costs and infill opportunities where there is a shortage of housing supply. With our current strategic land positions, we expect to continue to build our community counts to achieve our financial goals for 2005 and beyond.

      Building on our already strong financial position, we intend to focus on further strengthening our capital structure in 2005. With existing operations in 36 major U.S. markets and in France, our emphasis in 2005 will be more toward de novo and organic growth and less on acquisitions. We intend to continue to develop our operations in our existing markets and consider entry into adjacent markets. We believe that our growth strategy for 2005 is aligned with our objective of improving our credit ratios as we pursue our goal of becoming an investment grade company. We believe we will continue to create shareholder value in 2005 by operating our geographically diverse business in accordance with our proven KBnxt operational business model while pursuing our long-term growth goals.

      Investors are cautioned that certain statements contained in this document, as well as some statements by us in periodic press releases and some oral statements by us to securities analysts and stockholders during presentations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial or operating performance (including future revenues, unit deliveries, expenses, margins, earnings or earnings per share or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of backlog, including amounts that we expect to realize upon delivery of units included in backlog and the timing of those deliveries, potential future acquisitions and the impact of completed acquisitions, future share repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about KB Home, economic and market factors and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.

      Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by us due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions, material prices and availability, labor costs and availability, interest rates and our debt levels, the secondary market for loans, consumer confidence, competition, currency exchange rates (insofar as they affect our operations in France), environmental factors (including weather, natural disasters or similar environmental events), government regulations affecting our operations, the availability and cost of land in desirable areas and the continued impact of terrorist activities and U.S. response, unanticipated violations of our policies, unanticipated legal or regulatory proceedings or claims, and conditions in the capital, credit and homebuilding markets.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We primarily enter into debt obligations to support general corporate purposes, including acquisitions, and the operations of our divisions. The primary market risk we face is the interest rate risk on our senior and senior subordinated notes. We have no cash flow exposure due to interest rate changes for these notes. In connection with our mortgage banking operations, mortgage loans held for sale, the mortgage warehouse facility and the master loan and security agreement are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration and accordingly the risk is not material. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes other than as disclosed in Note 1 to our consolidated financial statements with regard to our mortgage banking operations. As disclosed, we use mortgage forward delivery contracts and non-mandatory commitments to mitigate our exposure to movements in interest rates on interest rate lock agreements and mortgage loans held for sale. The estimated fair value of mortgage forward delivery contracts and non-mandatory commitments exceeded the contract value by $.2 million at November 30, 2004 and 2003. The estimated fair value of interest rate lock agreements was $39,000 less than the contract value at November 30, 2004 and exceeded the contract value by $.1 million at November 30, 2003.

      The following table sets forth as of November 30, 2004, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (in thousands):

	Years Ended November 30,							Fair value at
								November 30,
	2005	2006	2007	2008	2009	Thereafter	Total	2004

Long-term debt(1)
Fixed Rate	$—	$—	$—	$—	$399,425	$1,142,689	$1,542,114	$1,670,443
Weighted Average Interest Rate	—%	—%	—%	—%	8.7%	7.3%

(1) Includes senior subordinated and senior notes

     A portion of our construction operations are located in France. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in our markets. Our earnings are affected by fluctuations in the value of the U.S. dollar relative to the euro in France, as a result of our sales in France. Therefore, for the year ended November 30, 2004, the result of a 10% uniform strengthening in the value of the dollar relative to the currency in which our sales were denominated in France would have resulted in a decrease in revenues of $103.4 million and a decrease in pretax income of $7.4 million. Comparatively, the 2003 results of a 10% uniform strengthening in the value of the dollar relative to the currency in which our sales were denominated would have been a decrease in revenues of $90.5 million and a decrease in pretax income of $6.1 million. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KB HOME

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Statements of Income for the Years Ended November 30, 2004, 2003 and 2002	41
Consolidated Balance Sheets as of November 30, 2004 and 2003	42
Consolidated Statements of Stockholders’ Equity for the Years Ended November 30, 2004, 2003 and 2002	43
Consolidated Statements of Cash Flows for the Years Ended November 30, 2004, 2003 and 2002	44
Notes to Consolidated Financial Statements	45-71
Reports of Independent Registered Public Accounting Firm	72-73

      Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,

	2004	2003	2002

Total revenues	$7,052,684	$5,850,554	$5,030,816

Construction:
Revenues	$7,008,267	$5,775,429	$4,938,894
Construction and land costs	(5,325,856)	(4,479,019)	(3,890,243)
Selling, general and administrative expenses	(907,712)	(733,511)	(595,734)

Operating income	774,699	562,899	452,917
Interest income	3,918	3,000	4,173
Interest expense, net of amounts capitalized	(18,154)	(23,780)	(32,730)
Minority interests	(69,049)	(26,889)	(16,994)
Equity in pretax income of unconsolidated joint ventures	17,600	2,457	4,378

Construction pretax income	709,014	517,687	411,744

Mortgage banking:
Revenues:
Interest income	11,544	14,232	22,578
Other	32,873	60,893	69,344

	44,417	75,125	91,922
Expenses:
Interest	(4,511)	(6,445)	(11,467)
General and administrative	(31,218)	(32,903)	(22,949)

Mortgage banking pretax income	8,688	35,777	57,506

Total pretax income	717,702	553,464	469,250
Income taxes	(236,800)	(182,700)	(154,900)

Net income	$480,902	$370,764	$314,350

Basic earnings per share	$12.28	$9.41	$7.57

Diluted earnings per share	$11.40	$8.80	$7.15

See accompanying notes.

KB HOME

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,

	2004	2003

Assets
Construction:
Cash and cash equivalents	$190,660	$116,555
Trade and other receivables	513,974	430,266
Inventories	4,143,254	2,883,482
Investments in unconsolidated joint ventures	168,425	32,797
Deferred income taxes	217,618	165,896
Goodwill	249,313	228,999
Other assets	142,252	124,751

	5,625,496	3,982,746

Mortgage banking:
Cash and cash equivalents	43,536	21,564
Receivables:
First mortgages and mortgage-backed securities	2,033	7,707
First mortgages held under commitments of sale and other receivables	148,693	211,825
Other assets	16,198	12,017

	210,460	253,113

Total assets	$5,835,956	$4,235,859

Liabilities and Stockholders’ Equity

Construction:
Accounts payable	$749,050	$554,387
Accrued expenses and other liabilities	810,913	574,527
Mortgages and notes payable	1,975,600	1,253,932

	3,535,563	2,382,846

Mortgage banking:
Accounts payable and accrued expenses	45,025	31,858
Notes payable	71,629	132,225
Collateralized mortgage obligations secured by mortgage-backed securities	1,018	6,848

	117,672	170,931

Minority interests in consolidated subsidiaries and joint ventures	127,040	89,231

Stockholders’ equity:
Preferred stock — $1.00 par value; authorized, 10,000,000 shares: none outstanding
Common stock — $1.00 par value; authorized, 100,000,000 shares; 55,136,313 and 54,076,960 shares outstanding at November 30, 2004 and 2003, respectively	55,136	54,077
Paid-in capital	596,454	538,241
Retained earnings	1,904,081	1,462,342
Accumulated other comprehensive income	59,968	38,488
Deferred compensation	(6,046)	(7,512)
Grantor stock ownership trust, at cost: 7,377,420 shares and 7,606,995 shares at November 30, 2004 and 2003, respectively	(160,334)	(165,332)
Treasury stock, at cost: 8,448,100 and 7,448,100 shares at November 30, 2004 and 2003, respectively	(393,578)	(327,453)

Total stockholders’ equity	2,055,681	1,592,851

Total liabilities and stockholders’ equity	$5,835,956	$4,235,859

See accompanying notes.

KB HOME

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30,

	Number of Shares

		Grantor					Accumulated		Grantor
		Stock					Other		Stock		Total
	Common	Ownership	Treasury	Common	Paid-in	Retained	Comprehensive	Deferred	Ownership	Treasury	Stockholders’
	Stock	Trust	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Trust	Stock	Equity

Balance at November 30, 2001	51,825	(8,143)	(1,448)	51,825	$458,089	$801,408	$(3,084)	$(10,444)	$(176,976)	$(28,337)	$1,092,481

Comprehensive income:
Net income	—	—	—	—	—	314,350	—	—	—	—	314,350
Foreign currency translation	—	—	—	—	—	—	14,535	—	—	—	14,535
Net unrealized loss on hedges	—	—	—	—	—	—	(2,556)	—	—	—	(2,556)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	326,329
Dividends on common stock	—	—	—	—	—	(12,371)	—	—	—	—	(12,371)
Exercise of employee stock options	1,597	—	—	1,597	45,883	—	—	—	—	—	47,480
Deferred stock compensation	—	—	—	—	—	—	—	1,466	—	—	1,466
Grantor stock ownership trust	—	243	—	—	4,476	—	—	—	5,274	—	9,750
Treasury stock	—	—	(4,000)	—	—	—	—	—	—	(190,784)	(190,784)

Balance at November 30, 2002	53,422	(7,900)	(5,448)	53,422	508,448	1,103,387	8,895	(8,978)	(171,702)	(219,121)	1,274,351

Comprehensive income:
Net income	—	—	—	—	—	370,764	—	—	—	—	370,764
Foreign currency translation	—	—	—	—	—	—	30,923	—	—	—	30,923
Net unrealized loss on hedges	—	—	—	—	—	—	(1,330)	—	—	—	(1,330)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	400,357
Dividends on common stock	—	—	—	—	—	(11,809)	—	—	—	—	(11,809)
Exercise of employee stock options	655	—	—	655	22,661	—	—	—	—	—	23,316
Deferred stock compensation	—	—	—	—	—	—	—	1,466	—	—	1,466
Grantor stock ownership trust	—	293	—	—	7,132	—	—	—	6,370	—	13,502
Treasury stock	—	—	(2,000)	—	—	—	—	—	—	(108,332)	(108,332)

Balance at November 30, 2003	54,077	(7,607)	(7,448)	54,077	538,241	1,462,342	38,488	(7,512)	(165,332)	(327,453)	1,592,851

Comprehensive income:
Net income	—	—	—	—	—	480,902	—	—	—	—	480,902
Foreign currency translation	—	—	—	—	—	—	21,480	—	—	—	21,480

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	502,382
Dividends on common stock	—	—	—	—	—	(39,163)	—	—	—	—	(39,163)
Exercise of employee stock options	1,059	—	—	1,059	47,337	—	—	—	—	—	48,396
Deferred stock compensation	—	—	—	—	—	—	—	1,466	—	—	1,466
Grantor stock ownership trust	—	230	—	—	10,876	—	—	—	4,998	—	15,874
Treasury stock	—	—	(1,000)	—	—	—	—	—	—	(66,125)	(66,125)

Balance at November 30, 2004	55,136	(7,377)	(8,448)	$55,136	$596,454	$1,904,081	$59,968	$(6,046)	$(160,334)	$(393,578)	$2,055,681

See accompanying notes.

KB HOME

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,

	2004	2003	2002

Cash flows from operating activities:
Net income	$480,902	$370,764	$314,350
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in pretax income of unconsolidated joint ventures	(17,600)	(2,457)	(4,378)
Minority interests	69,049	26,889	16,994
Amortization of discounts and issuance costs	2,015	1,769	2,155
Depreciation and amortization	21,848	21,509	17,173
Provision for deferred income taxes	(51,722)	12,126	(59,438)
Change in assets and liabilities, net of effects from acquisitions:
Receivables	(1,332)	340,424	113,956
Inventories	(952,346)	(464,494)	(186,588)
Accounts payable, accrued expenses and other liabilities	316,610	121,966	149,513
Other, net	20,447	33,662	(6,747)

Net cash provided (used) by operating activities	(112,129)	462,158	356,990

Cash flows from investing activities:
Acquisitions, net of cash acquired	(121,546)	(105,622)	(27,548)
Investments in unconsolidated joint ventures	(117,629)	(9,317)	(4,010)
Net sales of mortgages held for long-term investment	(237)	5,470	1,220
Payments received on first mortgages and mortgage-backed securities	5,911	7,843	8,672
Purchases of property and equipment, net	(23,170)	(13,052)	(31,145)

Net cash used by investing activities	(256,671)	(114,678)	(52,811)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	178,887	(516,277)	(239,076)
Proceeds from issuance of senior subordinated notes	—	295,332	198,412
Proceeds from issuance of senior notes	596,169	—	—
Proceeds from issuance of French senior notes	—	—	144,302
Redemption of senior subordinated notes	—	(129,016)	(175,000)
Redemption of senior notes	(175,000)	—	—
Payments on collateralized mortgage obligations	(5,830)	(7,231)	(8,358)
Payments on mortgages, land contracts and other loans	(55,942)	(86,848)	(23,490)
Issuance of common stock under employee stock plans	64,270	36,818	57,230
Payments to minority interests	(32,389)	(11,983)	(6,392)
Payments of cash dividends	(39,163)	(11,809)	(12,371)
Repurchases of common stock	(66,125)	(108,332)	(190,784)

Net cash provided (used) by financing activities	464,877	(539,346)	(255,527)

Net increase (decrease) in cash and cash equivalents	96,077	(191,866)	48,652
Cash and cash equivalents at beginning of year	138,119	329,985	281,333

Cash and cash equivalents at end of year	$234,196	$138,119	$329,985

Summary of cash and cash equivalents:
Construction	$190,660	$116,555	$309,434
Mortgage banking	43,536	21,564	20,551

Total cash and cash equivalents	$234,196	$138,119	$329,985

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$6,990	$23,534	$36,555
Income taxes paid	191,710	108,335	121,283

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$53,168	$43,717	$32,637
Inventory of consolidated variable interest entities	85,488	27,390	—

See accompanying notes.

KB HOME

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

      Operations. KB Home (the “Company”) is a builder of single-family homes with operations in the U.S. and France. Domestically, the Company operates in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, New Mexico, North Carolina, South Carolina and Texas. In France, the Company operates through a publicly-traded subsidiary which also develops commercial and high-density residential projects, such as condominium complexes. Through its mortgage banking subsidiary, KB Home Mortgage Company, the Company provides mortgage banking services to a majority of its domestic homebuyers.

      Basis of Presentation. The consolidated financial statements include the accounts of the Company and all significant subsidiaries and joint ventures in which a controlling interest is held. All intercompany transactions have been eliminated. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for using the equity method.

      Use of Estimates. The financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

      Cash and Cash Equivalents. The Company considers all highly liquid debt instruments and other short-term investments, purchased with a maturity of three months or less, to be cash equivalents. As of November 30, 2004 and 2003, the Company’s cash equivalents totaled $35.5 million and $40.6 million, respectively.

      Foreign Currency Translation. Results of operations for French entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded in stockholders’ equity as foreign currency translation adjustments.

      Construction Operations. Housing and other real estate sales are recognized when title passes to the buyer and all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. In France, revenues from development and construction of single-family detached homes, condominiums and commercial buildings, under long-term contracts with individual investors who own the land, are recognized using the percentage of completion method, which is generally based on costs incurred as a percentage of estimated total costs of individual projects. Revenues recognized in excess of amounts collected are classified as receivables. Amounts received from buyers in excess of revenues recognized, if any, are classified as other liabilities.

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

      Mortgage Banking Operations. The Company’s mortgage banking subsidiary generates revenues primarily from the following sources: sales of mortgage loans; sales of mortgage servicing rights; mortgage loan origination fees; mortgage servicing income; and interest income. Revenues from these various sources, except for interest income which is presented separately, are included in other mortgage banking revenues in the consolidated statements of income. Gains or losses on the sales of mortgage loans and related servicing rights are recognized when the loans are sold and delivered to third-party investors. Mortgage loan origination fees are earned when the loans associated with the homes financed are closed and funded. Earned origination fees, net of direct origination costs, are deferred and recognized as revenues, along with the associated gains or losses on the sales of the mortgage loans and related servicing rights, when the mortgage loans are sold to third-party investors. The mortgage banking subsidiary earns mortgage servicing income by servicing mortgage loans on behalf of investors in accordance with individual servicing agreements or on its own behalf during the interim period before mortgage loans are sold. Mortgage loan servicing income, which is generally based on a percentage of the outstanding principal balances of the serviced mortgage loans, is recorded as income as the installment collections on the mortgage loans are received. Interest income is accrued as earned.

      First mortgages and mortgage-backed securities consist of securities held for long-term investment and are valued at amortized cost. First mortgages held under commitments of sale that are designated as hedged items are recorded at fair value. Loans not designated as hedged items are valued at the lower of cost or market. Market is principally based on public market quotations or outstanding commitments obtained from investors to purchase first mortgages receivable.

      Principal and interest payments received on mortgage-backed securities are invested in short-term securities maturing on the next debt service date of the collateralized mortgage obligations for which the securities are held as collateral. Such payments are restricted to the payment of the debt service on the collateralized mortgage obligations.

      Accounting for Derivative Instruments and Hedging Activities. To meet the financing needs of its customers, the Company’s mortgage banking subsidiary is party to IRLCs which are extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. In accordance with SFAS No. 133, the Company’s mortgage banking subsidiary classifies and accounts for IRLCs as non-designated derivative instruments at fair value with changes in fair value recorded to earnings.

      In the normal course of business and pursuant to its risk management policy, the Company’s mortgage banking subsidiary uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. When interest rates rise, IRLCs and mortgage loans held for sale decline in value. To preserve the value of its mortgage inventory and minimize the impact of movements in market interest rates on the IRLCs and mortgage loans held for sale, the mortgage banking operations enter into mandatory and non-mandatory forward delivery contracts to sell mortgage loans.

      Effective June 1, 2004, the Company elected to designate its forward delivery contracts as fair value hedges to the extent that hedge effectiveness criteria are met. Under fair value hedge accounting, changes in the fair value of these derivative instruments that are determined to be effective in offsetting changes in the fair value of the underlying hedged items are recognized in current earnings. Prior to this election, from June 1, 2003 through May 31, 2004, the Company elected not to engage in hedge accounting in order to determine the appropriate accounting treatment for its derivative instruments. Accordingly, all derivative instruments during this period were carried in the balance sheet at fair value, with changes in the value recorded directly to earnings. Prior to the no-hedge election, mortgage forward delivery contracts were designated as cash flow hedges and changes in the fair value of these instruments were recognized in other comprehensive income until such time that earnings were affected by the underlying hedged item. This election to use fair value hedge accounting did not materially impact the Company’s financial position or results of operations.

      The mortgage forward delivery contracts carried a weighted average interest rate of 5 1/4% and 5 5/9% as of November 30, 2004 and November 30, 2003, respectively. The derivative instruments as of the end of each period included various termination dates extending through February 19, 2005 for the year ended November 30, 2004 and February 19, 2004 for the year ended November 30, 2003.

      The following table summarizes the interest rate sensitive instruments of the mortgage banking operations (in thousands):

	November 30,

	2004		2003

	Notional		Notional
	Amount	Fair Value	Amount	Fair Value

Instruments:
First mortgages held under commitments of sale	$127,249	$127,346	$197,627	$197,605
Forward delivery contracts	41,105	210	290,915	152
IRLCs	23,468	(39)	60,282	78

      Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, and other factors.

      The following describes the methods and assumptions the Company’s mortgage banking subsidiary uses in estimating fair values of first mortgages held under commitments of sale, forward delivery contracts and IRLCs:

First Mortgages Held under Commitments of Sale. Loans held for sale that are designated as hedged items are recorded at fair value. Loans not designated as hedged items are stated at the lower of cost or market. Market is estimated using the quoted market prices for securities backed by similar types of loans and current investor or dealer commitments to purchase loans.

Forward Delivery Contracts. The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to the existing positions of the mortgage banking operations.

IRLCs. The fair value of these instruments is estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. Fair value also considers the difference between current market interest rates and the existing committed rates.

      Stock-Based Compensation. The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25 and related interpretations. The Company adopted the disclosure-only provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” As the exercise price of the Company’s employee stock options equalled the market price of the underlying common stock on the date of grant, no compensation costs related to these awards were reflected in net income. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the years ending November 30, 2004, 2003 and 2002 (in thousands, except per share amounts):

	Years Ended November 30,

	2004	2003	2002

Net income — as reported	$480,902	$370,764	$314,350
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(14,138)	(13,486)	(12,416)

Pro forma net income	$466,764	$357,278	$301,934

Earnings per share:
Basic — as reported	$12.28	$9.41	$7.57
Basic — pro forma	11.92	9.07	7.27
Diluted — as reported	11.40	8.80	7.15
Diluted — pro forma	11.32	8.69	7.00

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2004, 2003 and 2002, respectively: a risk-free interest rate of 3.77%, 2.38% and 2.89%; an expected volatility factor for the market price of the Company’s common stock of 43.99%, 46.91%, and 50.86%; a dividend yield of 1.18%, 1.33% and .67%; and an expected life of 5 years, 4 years and 4 years. The weighted average fair value of options granted in 2004, 2003 and 2002 was $30.90, $18.73 and $14.54, respectively.

      Advertising Costs. The Company expenses advertising costs as incurred. For the years ended November 30, 2004, 2003 and 2002, the Company incurred advertising costs of $75.6 million, $79.3 million and $60.5 million, respectively.

      Income Taxes. Income taxes are provided for at rates applicable in the countries in which the income is earned. Provision is made currently for U.S. federal income taxes on earnings of foreign subsidiaries that are not expected to be reinvested indefinitely.

      Other Comprehensive Income. The accumulated balances of other comprehensive income in the balance sheets as of November 30, 2004 and 2003 are comprised solely of cumulative foreign currency translation adjustments of $60.0 million and $38.5 million, respectively.

      Earnings Per Share. Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts. The following table presents a reconciliation of average shares outstanding (in thousands):

	Years Ended November 30,

	2004	2003	2002

Basic average shares outstanding	39,158	39,389	41,511
Net effect of stock options assumed to be exercised	3,020	2,734	2,443

Diluted average shares outstanding	42,178	42,123	43,954

      Goodwill. The Company has recorded goodwill in connection with various acquisitions completed in recent years. All of the Company’s goodwill relates to its construction segment. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company tests goodwill for impairment using the two-step process prescribed in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” The first step is used to identify potential impairment, while the second step measures the amount of impairment, if any. The impairment tests of goodwill performed by the Company as of November 30, 2004 and 2003 indicated no impairment.

      The changes in the carrying amount of goodwill are as follows (in thousands):

	2004	2003

Balance, beginning of year	$228,999	$194,614
Goodwill acquired	14,482	26,366
Foreign currency translation	5,832	8,019

Balance, end of year	$249,313	$228,999

      Segment Information. In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified two reportable segments: construction and mortgage banking. The Company’s construction segment consists primarily of domestic and international homebuilding operations. The Company’s construction operations are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to entry-level, move-up, luxury and active adult homebuyers. Domestically, the Company currently sells homes in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Nevada, New Mexico, North Carolina, South Carolina and Texas. Internationally, the Company operates in France. In addition to constructing homes, the Company’s French subsidiary builds commercial projects and high-density residential properties, such as condominium complexes, in France. The Company’s mortgage banking operations provide mortgage banking services primarily to the Company’s domestic homebuyers. The mortgage banking segment originates, processes and sells mortgages to third-party investors. The Company generally does not retain or service the mortgages that it originates but, rather, sells the mortgages and related servicing rights to investors.

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

      Recent Accounting Pronouncements. On March 9, 2004, the SEC issued SAB No. 105, which provides guidance regarding IRLCs that are accounted for as derivative instruments under SFAS No. 133. In SAB No. 105, the SEC stated that the value of expected future cash flows related to servicing rights and other intangible components should be excluded when determining the fair value of derivative IRLCs and such value should not be recognized until the underlying loans are sold. This guidance must be applied to IRLCs initiated after March 31, 2004. The Company’s accounting policy for fair value determination of IRLCs requires consideration of the terms of the individual IRLCs in comparison to available market rates. The value of servicing rights and other intangible components representing potential economic gains the Company expects to receive upon disposition of its funded loans is not included in the determination of the fair value of IRLCs throughout the period the IRLCs are outstanding. Accordingly, the implementation of SAB No. 105 did not have a material impact on the Company’s financial position or results of operations.

      On December 16, 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123R is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company believes that the implementation of the provisions of SFAS No. 123R will not have a material impact on its financial position or results of operations.

      Reclassifications. Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2004 presentation.

Note 2.	Acquisitions

      During 2004, the Company completed four acquisitions which expanded its domestic and international homebuilding operations. Domestically, two acquisitions expanded the Company’s homebuilding operations into Indianapolis, Indiana and several metropolitan areas of South Carolina, including Charleston and Columbia. Internationally, the Company’s French subsidiary acquired two companies, including one of the leading property developer-builders in the Midi-Pyrénées region of France and a builder of apartments for traditional homebuyers and institutional investors, and vacation properties primarily in Aquitaine, as well as in the Midi-Pyrénées and Languedoc-Rousillon regions of France. Total consideration, including debt assumed, associated with the four acquisitions completed in 2004 was $127.3 million. All four acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill and assigned to the Company’s construction segment. The results of the four acquired companies were included in the Company’s consolidated financial statements as of their respective acquisition dates. The pro forma results of the Company for 2004 and 2003, assuming these acquisitions had been made at the beginning of each period, would not be materially different from reported results.

      During 2003, the Company completed two acquisitions, which expanded its operations into Atlanta, Georgia; Charlotte and Raleigh, North Carolina; and Chicago, Illinois. Total consideration, including debt assumed, associated with the two acquisitions was $174.9 million. Both acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill and assigned to the Company’s construction segment. The results of the two acquired companies were included in the Company’s consolidated financial statements as of their respective acquisition dates. The pro forma results of the Company for 2003, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

Note 3.	Receivables

      Construction. Trade receivables amounted to $345.6 million and $296.3 million at November 30, 2004 and 2003, respectively. Included in these amounts at November 30, 2004 and 2003 were unbilled receivables of $314.1 million and $268.4 million, respectively, and billed receivables of $31.5 million and $27.9 million, respectively, due from buyers on sales of French single-family detached homes, condominiums and commercial buildings under long-term contracts accounted for using the percentage of completion method. The buyers are contractually obligated to remit payments against their unbilled balances. Under French law, buyers are owners of the property as soon as the deed of sale, which serves as a contract, has been signed. As a result, amounts are billed under long-term contracts according to the terms of the individual contracts, which provide for an initial billing upon execution of the contract and subsequent billings upon the completion of specific construction phases defined under French law. The final billing occurs upon delivery of the home, condominium or commercial building to the buyer. All of the unbilled and billed receivables related to long-term contracts are expected to be collected within one year. Other receivables of $168.4 million at

November 30, 2004 and $134.0 million at November 30, 2003 included mortgages and notes receivable, escrow deposits and amounts due from municipalities and utility companies. At November 30, 2004 and 2003, trade and other receivables were net of allowances for doubtful accounts of $17.9 million and $18.7 million, respectively.

      Mortgage Banking. First mortgages and mortgage-backed securities consisted of loans of $1.0 million at November 30, 2004 and $.8 million at November 30, 2003 and mortgage-backed securities of $1.0 million and $6.9 million at November 30, 2004 and 2003, respectively. The mortgage-backed securities serve as collateral for related collateralized mortgage obligations. The mortgage-backed securities held for long-term investment have been classified as held-to-maturity and are stated at amortized cost, adjusted for amortization of discounts and premiums to maturity. Such amortization is included in interest income.

      First mortgages held under commitments of sale and other receivables consisted of first mortgages held under commitments of sale of $127.3 million at November 30, 2004 and $197.6 million at November 30, 2003 and other receivables of $21.4 million and $14.2 million at November 30, 2004 and 2003, respectively. The first mortgages held under commitments of sale, which are generally sold to third-party investors within 45 days of their funding date, bore interest at average rates of 6 3/8% and 6 1/10% at November 30, 2004 and 2003, respectively. The balance in first mortgages held under commitments of sale and other receivables fluctuates significantly during the year and typically reaches its highest levels at quarter-ends, corresponding to the Company’s home and mortgage delivery activity. The Company’s mortgage banking subsidiary has established valuation allowances for loans held for investment and first mortgages held under commitments of sale. These valuation allowances totaled $.3 million and $2.1 million, respectively, as of November 30, 2004 and $.3 million and $1.8 million, respectively, as of November 30, 2003. The Company’s mortgage banking subsidiary may be required to repurchase an individual loan sold to an investor if it breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor.

Note 4.	Inventories

      Inventories consisted of the following (in thousands):

	November 30,

	2004	2003

Homes, lots and improvements in production	$3,275,435	$2,325,136
Land under development	867,819	558,346

Total inventories	$4,143,254	$2,883,482

      Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred. Included in inventories as of November 30, 2004 and 2003 were $408.1 million and $239.0 million, respectively, of inventories related to long-term contracts of the Company’s French subsidiary. Inventories relating to long-term contracts are stated at actual costs incurred to date, reduced by amounts identified with sales recognized on units delivered or progress completed.

      The Company’s interest costs are as follows (in thousands):

	Years Ended November 30,

	2004	2003	2002

Capitalized interest, beginning of year	$122,741	$97,096	$97,534
Interest incurred	141,470	118,824	101,100
Interest expensed	(18,154)	(23,780)	(32,730)
Interest amortized	(78,808)	(69,399)	(68,808)

Capitalized interest, end of year	$167,249	$122,741	$97,096

Note 5.	Consolidation of Variable Interest Entities

      In January 2003, FASB Interpretation No. 46, was issued by the FASB to clarify the application of ARB No. 51 to certain entities, VIEs, in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46, an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. FASB Interpretation No. 46 applied immediately to VIEs created after January 31, 2003 and was effective no later than the first interim or annual period ending after March 15, 2004 for VIEs created on or before January 31, 2003.

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

      In compliance with FASB Interpretation No. 46, the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $112.9 million and $27.4 million to inventories and other liabilities in the Company’s consolidated balance sheets at November 30, 2004 and 2003, respectively. The Company’s cash deposits and/or letters of credit related to these land option contracts totaled $12.7 million at November 30, 2004 and $6.1 million at November 30, 2003. Creditors, if any, of these VIEs have no recourse against the Company. As of November 30, 2004, excluding consolidated VIEs, the Company had cash deposits and/or letters of credit totaling $181.4 million which were associated with land option contracts having an aggregate purchase price of $2.79 billion.

Note 6.	Investments in Unconsolidated Joint Ventures

      The Company conducts a portion of its land acquisition, development and other residential and commercial construction activities through participation in joint ventures in which the Company has an ownership interest of 50% or less and does not have a controlling interest. These joint ventures operate in certain markets in the U.S. and France where the Company’s consolidated construction operations are located. Through joint ventures, the Company reduces and shares its risk and also reduces the amount invested in land, while increasing its access to potential future homesites. The use of joint ventures also, in some instances, enables the Company to acquire land which it could not otherwise obtain or access on as favorable terms, without the participation of a strategic partner. The Company’s partners in these joint ventures are unrelated homebuilders, land sellers or other real estate entities.

      The Company and/or its joint venture partners sometimes obtain certain options or enter into other arrangements under which it can purchase portions of the land held by the unconsolidated joint ventures. Option prices are generally negotiated prices that approximate fair value when the Company receives the options. The Company does not include in its net income its pro rata share of unconsolidated joint venture earnings resulting from land sales to its homebuilding divisions. Instead, the Company defers recognition of its share of the joint venture earnings until a home is delivered and title passes to a homebuyer. Combined condensed financial information concerning the Company’s unconsolidated joint venture activities follows (in thousands):

	November 30,

	2004	2003

Cash	$53,025	$16,702
Receivables	40,238	25,476
Inventories	908,779	139,569
Other assets	49,408	746

Total assets	$1,051,450	$182,493

	November 30,

	2004	2003

Mortgages and notes payable	$597,231	$55,869
Other liabilities	85,345	48,152
Equity of:
The Company	168,425	32,797
Others	200,449	45,675

Total liabilities and equity	$1,051,450	$182,493

      The joint ventures finance land and inventory investments through a variety of borrowing arrangements.

	Years Ended November 30,

	2004	2003	2002

Revenues	$248,131	$47,454	$65,884
Cost of sales	(188,980)	(32,469)	(45,490)
Other expenses, net	(27,281)	(8,129)	(10,715)

Total pretax income	$31,870	$6,856	$9,679

The Company’s share of pretax income	$17,600	$2,457	$4,378

      The Company’s share of pretax income includes management fees earned from the unconsolidated joint ventures.

Note 7.	Mortgages and Notes Payable

      Construction. Mortgages and notes payable consisted of the following (in thousands, interest rates are as of November 30):

	November 30,

	2004	2003

Unsecured domestic borrowings under a revolving credit facility (4 1/4% in 2004 and 2 2/5% in 2003)	$391,000	$107,100
Unsecured French borrowings (2 5/6% to 4 1/6% in 2004 and 2 4/5% to 4 1/5% in 2003)	1,143	21,601
Mortgages and land contracts due to land sellers and other loans (4% to 10% in 2004 and 3 3/5% to 10% in 2003)	41,343	24,602
Senior subordinated notes due 2008 at 8 5/8%	200,000	200,000
Senior subordinated notes due 2010 at 7 3/4%	296,319	295,764
Senior subordinated notes due 2011 at 9 1/2%	250,000	250,000
Senior notes due 2004 at 7 3/4%	—	175,000
French senior notes due 2009 at 8 3/4%	199,425	179,865
Senior notes due 2011 at 6 3/8%	347,602	—
Senior notes due 2014 at 5 3/4%	248,768	—

Total mortgages and notes payable	$1,975,600	$1,253,932

      The Company entered into the four-year $1 Billion Credit Facility with a consortium of banks on October 24, 2003. Interest on the $1 Billion Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed.

      The Company’s French subsidiary has lines of credit with various banks which totaled $239.3 million at November 30, 2004 and have various committed expiration dates through September 2008. These lines of credit provide for interest on borrowings at the European Interbank Offered Rate plus an applicable spread.

      The weighted average annual interest rate on aggregate unsecured borrowings, excluding the senior subordinated and senior notes, was 4 1/4% and 2 3/5% at November 30, 2004 and 2003, respectively.

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

      Pursuant to its 2001 Shelf Registration, on January 27, 2003, the Company issued $250.0 million of 7 3/4% senior subordinated notes at 98.444% of the principal amount of the notes and on February 7, 2003, the Company issued an additional $50.0 million of notes in the same series, collectively, the $300 Million Senior Subordinated Notes. The $300 Million Senior Subordinated Notes, which are due February 1, 2010, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The $300 Million Senior Subordinated Notes are redeemable at the option of the Company at 103.875% of their principal amount beginning February 1, 2007 and thereafter at prices declining annually to 100% on and after February 1, 2009. In addition, before February 1, 2006, the Company may redeem up to 35% of the aggregate principal amount of the $300.0 Million Senior Subordinated Notes with the net proceeds of one or more public or private equity offerings at a redemption price of 107.75% of their principal amount, together with accrued and unpaid interest. The Company used $129.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding $125.0 million 9 5/8% senior subordinated notes, which were due in 2006. The Company recognized a charge of $4.3 million ($2.9 million, net of tax) in 2003 related to the early extinguishment of the notes. This early extinguishment charge was reflected as interest expense in results from continuing operations in 2003 in accordance with Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The remaining net proceeds were used for general corporate purposes.

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

      The $175.0 million of 7 3/4% senior notes were issued on October 14, 1997 at 100% of the principal amount of the notes. The notes matured on October 15, 2004 and were repaid in full.

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

      On June 30, 2004, the Company issued the $350 Million Senior Notes at 99.3% of the principal amount of the notes in a private placement. The notes, which are due August 15, 2011, with interest payable semi-annually at 6 3/8%, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $350 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $350 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $350 Million Senior Notes to repay borrowings outstanding under the $1 Billion Credit Facility. On December 3, 2004, the Company exchanged all of the privately placed $350 Million Senior Notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.

      On January 28, 2004, the Company issued the $250 Million Senior Notes at 99.474% of the principal amount of the notes in a private placement. The notes, which are due February 1, 2014, with interest payable semi-annually at 5 3/4%, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $250 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $250 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $250 Million Senior Notes to repay borrowings outstanding under the $1 Billion Credit Facility. On June 16, 2004, the Company exchanged all of the privately placed $250 Million Senior Notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.

      On November 12, 2004, the Company filed the 2004 Shelf Registration with the SEC. The 2004 Shelf Registration, which provided the Company with a total public debt and equity issuance capacity of $1.05 billion, was declared effective on November 29, 2004. The Company’s previously outstanding 2001 Shelf Registration in the amount of $450.0 million was subsumed within the 2004 Shelf Registration. The 2004 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, guarantees of debt securities, preferred stock, common stock, stock purchase contracts, stock purchase units, depositary shares and/or warrants to purchase such securities. At November 30, 2004, $1.05 billion of capacity remained available under the 2004 Shelf Registration.

      The 8 5/8%, 7 3/4% and 9 1/2% senior subordinated notes and 6 3/8% and 5 3/4% senior notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments, create certain liens, engage in mergers, consolidations, or sales of assets, or engage in certain transactions with officers, directors and employees. Under the terms of the $1 Billion Credit Facility, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. Based on the terms of the $1 Billion Credit Facility, senior subordinated and senior notes, retained earnings of $524.8 million were available for payment of cash dividends or stock repurchases at November 30, 2004.

      Principal payments on senior subordinated and senior notes, mortgages, land contracts and other loans are due as follows: 2005: $31.7 million; 2006: $7.9 million; 2007: $1.5 million; 2008: $.1 million; 2009: $399.5 million; and thereafter: $1,142.8 million.

      Assets (primarily inventories) having a carrying value of approximately $116.1 million are pledged to collateralize mortgages, land contracts and other secured loans.

      Mortgage Banking. Notes payable included the following (in thousands, interest rates are as of November 30):

	November 30,

	2004	2003

$180,000 Mortgage Warehouse Facility (1 9/10% in 2003)	$—	$46,924
$150,000 Mortgage Warehouse Facility (2 9/10% in 2004)	17,362	—
$400,000 Master Loan and Security Agreement (1 9/10% in 2003)	—	85,301
$300,000 Master Loan and Security Agreement (3% in 2004)	54,267	—

Total notes payable	$71,629	$132,225

      On June 29, 2004, the Company’s mortgage banking subsidiary entered into the $150 Million Mortgage Warehouse Facility with a bank syndicate. The $150 Million Mortgage Warehouse Facility, which expires on June 30, 2006, provides for an annual fee based on the committed balance and provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The $150 Million Mortgage Warehouse Facility replaced the mortgage banking subsidiary’s $180.0 million revolving mortgage warehouse agreement, which was scheduled to expire on June 30, 2005.

      On October 6, 2004, the Company’s mortgage banking subsidiary entered into the $300 Million Master Loan and Security Agreement with an investment bank. The agreement, which expires on October 6, 2005, provides for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The $300 Million Master Loan and Security Agreement replaced the $400 Million Master Loan and Security Agreement, which expired on October 6, 2004.

      The amounts outstanding under the $150 Million Mortgage Warehouse Facility and the $300 Million Master Loan and Security Agreement are secured by separate borrowing bases, which include certain mortgage loans held under commitments of sale and are repayable from sales proceeds. There are no compensating balance requirements under either facility. Each facility includes financial covenants and restrictions which, among other things, require the maintenance of certain financial statement ratios, a minimum tangible net worth and a minimum net income.

      In addition to the $150 Million Mortgage Warehouse Facility and the $300 Million Master Loan and Security Agreement, the Company’s mortgage banking subsidiary has the $300 Million Purchase and Sale Agreement. This agreement allows the Company’s mortgage banking subsidiary to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facilities. This agreement is not committed and may be terminated at the discretion of the counterparties.

      Collateralized mortgage obligations represent bonds issued to third parties which are collateralized by mortgage-backed securities with substantially the same terms. At November 30, 2004 and 2003, the collateralized mortgage obligations bore interest at rates ranging from 8% to 12 1/4%, with stated original principal maturities ranging from 3 to 30 years. Actual maturities are dependent on the rate at which the underlying mortgage-backed securities are repaid. No collateralized mortgage obligations have been issued since 1988.

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

      The carrying values and estimated fair values of the Company’s financial instruments, except for those for which the carrying values approximate fair values, are summarized as follows (in thousands):

	November 30,

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Construction:
Financial liabilities
8 5/8% Senior subordinated notes	$200,000	$224,680	$200,000	$223,666
7 3/4% Senior subordinated notes	296,319	330,000	295,764	316,740
9 1/2% Senior subordinated notes	250,000	278,000	250,000	281,563
7 3/4% Senior notes	—	—	175,000	180,968
8 3/4% French senior notes	199,425	227,345	179,865	196,053
6 3/8% Senior notes	347,602	364,168	—	—
5 3/4% Senior notes	248,768	246,250	—	—
Mortgage banking:
Financial assets
Mortgage-backed securities	1,022	1,107	6,933	7,529
Financial liabilities
Collateralized mortgage obligations secured by mortgage-backed securities	1,018	2,461	6,848	7,182

      The Company used the following methods and assumptions in estimating fair values:

      Cash and cash equivalents; first mortgages held under commitments of sale and other receivables; borrowings under the unsecured credit facilities, French lines of credit, mortgage warehouse facilities, master loan and security agreements: The carrying amounts reported approximate fair values.

      Senior subordinated and senior notes: The fair values of the Company’s senior subordinated and senior notes are estimated based on quoted market prices.

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

      The Company provides a limited warranty on all of its homes. The specific terms and conditions of warranties vary depending upon the market in which the Company does business. For homes sold in the U.S., the Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home such as appliances. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

      The changes in the warranty liability are as follows (in thousands):

	2004	2003

Balance, beginning of year	$76,948	$58,048
Warranties issued	60,262	55,499
Payments and adjustments	(37,551)	(36,599)

Balance, end of year	$99,659	$76,948

      In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales, commercial construction and mortgage loan originations and sales that may be affected by FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Based on historical evidence, the Company does not believe any of these representations, warranties or guarantees would result in a material effect on its financial condition or results of operations.

      The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues, start-up expenses, warranty work, contractors’ license fees and earnest money deposits, among other things. At November 30, 2004, the Company had outstanding approximately $830.7 million and $151.3 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.

      Borrowings outstanding and letters of credit issued under the $1 Billion Credit Facility are guaranteed by the Guarantor Subsidiaries.

      The Company conducts a portion of its land acquisition, development and other residential and commercial activities through unconsolidated joint ventures. These joint ventures had outstanding secured construction debt of approximately $597.2 million and $55.9 million at November 30, 2004 and 2003, respectively. In certain instances, the Company provides varying levels of guarantees on debt of unconsolidated joint ventures. When the Company or its subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At November 30, 2004, the Company had payment guarantees related to the third-party debt of three of its unconsolidated joint ventures. The first joint venture had third-party debt of $402.1 million at November 30, 2004, of which each of the joint venture partners guaranteed their pro rata share. The Company’s share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 48.5% or $195.0 million. The remaining two joint ventures had total third-party debt of $17.5 million at November 30, 2004, of which each of the joint venture partners guaranteed their pro rata share. The Company’s share of this guarantee was 50% or $8.8 million. The Company had limited maintenance guarantees of $97.5 million of unconsolidated entity debt at November 30, 2004. The limited maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the unconsolidated joint venture and increase the Company’s share of any funds the unconsolidated joint venture distributes.

      The Company leases certain property and equipment under noncancelable operating leases. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, the Company expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. The future minimum rental payments under operating leases, which primarily consist of office leases, having initial or remaining noncancelable lease terms in excess of one year are as follows: 2005: $20.7 million; 2006: $20.0 million; 2007: $18.5 million; 2008: $13.5 million; 2009: $9.4 million; and thereafter: $18.0 million. Rental expense for the years ended November 30, 2004, 2003 and 2002 was $19.6 million, $16.5 million and $12.2 million, respectively.

      In January 2003, the Company received a request for information from the EPA pursuant to Section 308 of the Clean Water Act. Several other public homebuilders have received similar requests. The request sought information about storm water discharge practices at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the DOJ tentatively asserted that certain regulatory requirements applicable to storm water discharges were violated at certain of the Company’s construction sites, and civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect the Company to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. The Company has defenses to the claims that have been asserted and is exploring methods of resolving the matter. While the costs associated with the claims cannot be determined at this time, the Company believes that such costs are not likely to be material to its financial position or results of operations.

      The Company’s mortgage banking subsidiary originates loans insured by HUD. In May 2004, HUD initiated an audit of certain loans which were underwritten by the mortgage banking subsidiary during 2001 and 2002 in Texas, Arizona and Colorado. HUD has informed the subsidiary that it may seek indemnification for any loans in default, as well as possible administrative action and civil penalties. While the magnitude of any payments and the likelihood of administrative action cannot be determined at this time, the Company believes that the outcome is not likely to be material to its financial position or results of operations.

Note 10.	Stockholders’ Equity

      Preferred Stock. On February 4, 1999, the Company adopted a new Stockholder Rights Plan to replace its preexisting shareholder rights plan adopted in 1989 (the “1989 Rights Plan”) and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock; such rights were issued on March 7, 1999, simultaneously with the expiration of the rights issued under the 1989 Rights Plan. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of the Company’s Series A Participating Cumulative Preferred Stock at a price of $135.00, subject to certain antidilution provisions. The rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person or group has acquired Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock, or (ii) 10 days following the commencement of a tender offer for Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock. If, without approval of the board of directors, the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company’s assets or earning power is sold, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercise price of the right; and if, without approval of the board of directors, any person or group acquires

Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock, each right will entitle its holder to receive, upon exercise, common stock of the Company having a market value of twice the exercise price of the right. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.005 per right. Unless previously redeemed, the rights will expire on March 7, 2009. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends.

Note 11.	Employee Benefit and Stock Plans

      Benefits are provided to most employees under the Company’s 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $8.6 million in 2004, $6.8 million in 2003 and $5.4 million in 2002. The assets of the Company’s 401(k) Savings Plan are held by a third party trustee. Plan participants may direct the investment of their funds among one or more of the several fund options offered by the plan. The Company’s common stock is one of the investment choices available to participants. As of November 30, 2004 and 2003, approximately 12% and 10%, respectively, of the plan’s net assets were invested in the Company’s common stock. As of November 30, 2002, less than 5% of the plan’s net assets were invested in the Company’s common stock.

      The Company’s 1999 Incentive Plan (the “1999 Plan”) provides that stock options, associated limited stock appreciation rights, restricted shares of common stock, stock units and other securities may be awarded to eligible individuals for periods of up to 15 years. The Company also has a Performance-Based Incentive Plan for Senior Management (the “Incentive Plan”), a 1998 Stock Incentive Plan (the “1998 Plan”) and a 2001 Stock Incentive Plan (the “2001 Plan”), each of which provide for the same awards as may be made under the 1999 Plan, but require that such awards be subject to certain conditions which are designed to enable the Company to pay annual compensation in excess of $1.0 million to participating executives and maintain tax deductibility for such compensation for the Company. The 1999 Plan and 2001 Plan are the Company’s primary existing employee stock plans.

      Stock option transactions are summarized as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	6,813,723	$36.28	6,447,463	$30.08	6,245,092	$23.78
Granted	1,099,580	75.65	1,167,496	63.91	1,960,177	43.03
Exercised	(1,059,353)	24.03	(664,621)	25.13	(1,597,069)	21.80
Cancelled	(141,297)	49.10	(136,615)	34.02	(160,737)	25.15

Options outstanding at end of year	6,712,653	$44.40	6,813,723	$36.28	6,447,463	$30.08

Options exercisable at end of year	4,414,259	$33.69	4,053,983	$27.85	3,168,539	$24.98

Options available for grant at end of year	2,379,734		3,439,296		4,109,608

      Stock options outstanding at November 30, 2004 are as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Options	Life	Price	Options	Price

$13.13 to $25.00	1,433,045	9.95	$23.41	1,433,045	$23.41
$25.45 to $28.53	1,383,091	11.88	27.84	1,383,091	27.84
$30.00 to $43.02	1,537,799	12.69	42.08	1,061,398	41.81
$44.84 to $66.47	1,352,638	13.69	62.31	520,745	59.57
$70.23 to $80.20	1,006,080	14.86	76.52	15,980	80.20

$13.13 to $80.20	6,712,653	12.46	$44.40	4,414,259	$33.69

      The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. The tax benefit, if any, is recorded as additional paid-in capital.

      The Company awarded 242,825, 212,349 and 58,369 shares of restricted stock to certain key employees during 2004, 2003 and 2002, respectively. The restricted stock awards typically vest over periods of three to eight years.

      Effective July 11, 2001, the Company awarded ..4 million shares of restricted common stock to its Chairman and Chief Executive Officer in accordance with the terms and conditions of his amended and restated employment agreement. The restrictions imposed with respect to the shares covered by the award lapse on December 31, 2008 if certain conditions are met. During the restriction period, the executive is entitled to vote and receive dividends on such shares. Upon issuance of the .4 million shares, a deferred compensation expense equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity and is being amortized over the restriction period. The compensation expense associated with the restricted shares totaled $1.5 million for each of the years ended November 30, 2004, 2003 and 2002.

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

      For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheet. The difference between the Trust share value and the fair market value on the date shares are released from the Trust, for the benefit of employees, is included in additional paid-in capital. Common stock held in the Trust is not considered outstanding in the computation of earnings per share. The Trust held 7.4 million, 7.6 million and 7.9 million shares of common stock at November 30, 2004, 2003 and 2002, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

      During 2004 and 2003, the Company repurchased 1.0 million and 2.0 million shares of its common stock at an aggregate price of $66.1 million and $108.3 million, respectively, under stock repurchase programs authorized by its board of directors. As of November 30, 2004, the Company had a remaining authorization from its board of directors for the repurchase of up to 1.0 million additional shares.

      On December 5, 2003, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $1.00 per share from $.30 per share.

Note 12.	Postretirement Benefits

      The Company has two supplemental non-qualified, unfunded retirement plans, the KB Home Supplemental Executive Retirement Plan, restated effective as of July 12, 2001, and the KB Home Retirement Plan, effective as of July 11, 2002, pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement. In connection with the plans, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with each plan are held by a trust, established as part of the plans to implement and carry out the provisions of the plans and to finance the benefits offered under the plans. The trust is the owner and beneficiary of such contracts. The amount of the insurance coverage is designed to provide sufficient revenues to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. As of November 30, 2004 and 2003, the cash surrender value of these insurance contracts was $27.1 million and $16.6 million, respectively. Net periodic benefit costs for the Company’s supplemental retirement plans for the year ended November 30, 2004 totaled $2.7 million and were comprised of service costs of $1.0 million and interest costs of $1.7 million. Net periodic benefit costs for the year ended November 30, 2003 of $.8 million were comprised of service costs of $.6 million and interest costs of $.2 million. The projected benefit obligations of $8.6 million and $3.4 million as of November 30, 2004 and 2003, respectively, were equal to the net liabilities recognized in the balance sheet at those dates. For the years ended November 30, 2004 and 2003, the weighted average discount rates used for the KB Home Supplemental Executive Retirement Plan and the KB Home Retirement Plan were 6% and 8%, respectively. The benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows: 2005-2008: $0 million; 2009: $.2 million; and 2010-2014: $10.5 million.

      On November 1, 2001, the Company implemented an unfunded death benefit only plan (the “KB Home Death Benefit Only Plan”) for certain key management employees. In connection with the plan, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such contracts. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. As of November 30, 2004 and 2003, the cash surrender value under these policies was $9.4 million and $8.7 million, respectively. Net periodic benefit costs for the KB Home Death Benefit Only Plan for the year ended November 30, 2004 totaled $.8 million and were comprised of service costs of $.6 million and interest costs of $.2 million. For the year ended November 30, 2003, these costs totaled $.3 million and were comprised of service costs of $.2 million and interest costs of $45 thousand. The projected benefit obligations at November 30, 2004 and 2003 of $1.6 million and $.8 million, respectively, were equal to the net liabilities recognized in the balance sheet at those dates. For the years ended November 30, 2004 and 2003, the weighted average discount rates used for the KB Home Death Benefit Only Plan were 6% and 8%, respectively. The benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows: 2005-2009: $0 million and 2010-2014: $.5 million.

Note 13.	Income Taxes

      The components of pretax income are as follows (in thousands):

	Years Ended November 30,

	2004	2003	2002

U.S.	$643,429	$492,070	$430,450
France	74,273	61,394	38,800

Total pretax income	$717,702	$553,464	$469,250

      The components of income taxes are as follows (in thousands):

	Total	Federal	State	France

2004
Currently payable	$281,022	$226,582	$34,000	$20,440
Deferred	(44,222)	(53,111)	—	8,889

Total	$236,800	$173,471	$34,000	$29,329

2003
Currently payable	$192,506	$149,736	$24,500	$18,270
Deferred	(9,806)	(15,370)	—	5,564

Total	$182,700	$134,366	$24,500	$23,834

2002
Currently payable	$206,283	$168,063	$23,000	$15,220
Deferred	(51,383)	(50,955)	—	(428)

Total	$154,900	$117,108	$23,000	$14,792

      Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	November 30,

	2004	2003

Deferred tax liabilities:
Installment sales	$78,604	$57,933
Capitalized expenses	33,210	21,448
Repatriation of French subsidiaries	29,660	19,093
Depreciation and amortization	5,165	7,664
Other	6,714	2,090

Total deferred tax liabilities	153,353	108,228

Deferred tax assets:
Warranty, legal and other accruals	92,893	66,677
Capitalized expenses	23,624	21,904
Partnerships and joint ventures	74,469	63,312
Employee benefits	35,822	27,309
Noncash charge for impairment of long-lived assets	6,284	6,715
French minority interest	9,672	8,325
Tax credits	88,198	53,232
Foreign tax credits	28,785	19,064
Other	11,224	7,586

Total deferred tax assets	370,971	274,124

Net deferred tax assets	$217,618	$165,896

      Income taxes computed at the statutory U.S. federal income tax rate and income tax expense provided in the financial statements differ as follows (in thousands):

	Years Ended November 30,

	2004	2003	2002

Amount computed at statutory rate	$251,196	$193,712	$164,238
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	22,100	15,925	14,950
Difference in French tax rate	657	389	59
Intercompany dividends	1,010	2,540	(14)
Tax credits	(40,891)	(22,199)	(22,155)
Other, net	2,728	(7,667)	(2,178)

Total	$236,800	$182,700	$154,900

Note 14.	Geographical Information

      The following table presents information about the Company by geographic area (in thousands):

		Identifiable
	Revenues	Assets

2004
Construction:
West Coast	$2,215,258	$1,661,416
Southwest	1,517,981	1,171,624
Central	1,385,890	989,279
Southeast	855,367	692,980
France	1,033,771	1,110,197

Total construction	7,008,267	5,625,496
Mortgage banking	44,417	210,460

Total	$7,052,684	$5,835,956

2003
Construction:
West Coast	$1,971,487	$1,077,003
Southwest	1,195,683	796,950
Central	1,155,359	851,793
Southeast	547,993	368,844
France	904,907	888,156

Total construction	5,775,429	3,982,746
Mortgage banking	75,125	253,113

Total	$5,850,554	$4,235,859

		Identifiable
	Revenues	Assets

2002
Construction:
West Coast	$1,716,078	$1,028,564
Southwest	1,022,746	661,758
Central	1,413,173	724,980
Southeast	111,143	120,730
France	675,754	855,402

Total construction	4,938,894	3,391,434
Mortgage banking	91,922	634,106

Total	$5,030,816	$4,025,540

Note 15.	Quarterly Results (unaudited)

      Quarterly results for the years ended November 30, 2004 and 2003 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth

2004
Revenues	$1,353,409	$1,570,386	$1,748,292	$2,380,597
Operating income	121,509	169,290	191,934	300,654
Pretax income	110,708	152,506	175,954	278,534
Net income	74,208	102,106	117,854	186,734
Basic earnings per share	1.90	2.59	3.03	4.78
Diluted earnings per share	1.75	2.40	2.84	4.42

2003
Revenues	$1,094,950	$1,440,104	$1,442,259	$1,873,241
Operating income	90,434	132,410	151,078	224,754
Pretax income	78,839	121,474	146,015	207,136
Net income	52,839	81,374	97,815	138,736
Basic earnings per share	1.32	2.05	2.51	3.57
Diluted earnings per share	1.25	1.94	2.33	3.31

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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(In Thousands)

	Year Ended November 30, 2004

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$4,657,384	$2,395,300	$—	$7,052,684

Construction:
Revenues	—	4,657,384	2,350,883	—	7,008,267
Construction and land costs	—	(3,440,735)	(1,885,121)	—	(5,325,856)
Selling, general and administrative expenses	(102,587)	(465,863)	(339,262)	—	(907,712)

Operating income	(102,587)	750,786	126,500	—	774,699
Interest expense, net of amounts capitalized	153,947	(108,625)	(63,476)	—	(18,154)
Minority interests	(21,678)	(35,016)	(12,355)	—	(69,049)
Other income	2,906	7,682	10,930	—	21,518

Construction pretax income	32,588	614,827	61,599	—	709,014
Mortgage banking pretax income	—	—	8,688	—	8,688

Total pretax income	32,588	614,827	70,287	—	717,702
Income taxes	(10,800)	(202,900)	(23,100)	—	(236,800)
Equity in earnings of subsidiaries	459,114	—	—	(459,114)	—

Net income	$480,902	$411,927	$47,187	$(459,114)	$480,902

	Year Ended November 30, 2003

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$4,023,339	$1,827,215	$—	$5,850,554

Construction:
Revenues	—	4,023,339	1,752,090	—	5,775,429
Construction and land costs	—	(3,067,398)	(1,411,621)	—	(4,479,019)
Selling, general and administrative expenses	(81,751)	(417,812)	(233,948)	—	(733,511)

Operating income	(81,751)	538,129	106,521	—	562,899
Interest expense, net of amounts capitalized	95,451	(75,422)	(43,809)	—	(23,780)
Minority interests	(16,878)	(4,258)	(5,753)	—	(26,889)
Other income	600	1,202	3,655	—	5,457

Construction pretax income (loss)	(2,578)	459,651	60,614	—	517,687
Mortgage banking pretax income	—	—	35,777	—	35,777

Total pretax income (loss)	(2,578)	459,651	96,391	—	553,464
Income taxes	800	(151,700)	(31,800)	—	(182,700)
Equity in earnings of subsidiaries	372,542	—	—	(372,542)	—

Net income	$370,764	$307,951	$64,591	$(372,542)	$370,764

	Year Ended November 30, 2002

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$3,956,193	$1,074,623	$—	$5,030,816

Construction:
Revenues	—	3,956,193	982,701	—	4,938,894
Construction and land costs	—	(3,102,531)	(787,712)	—	(3,890,243)
Selling, general and administrative expenses	(64,735)	(406,254)	(124,745)	—	(595,734)

Operating income	(64,735)	447,408	70,244	—	452,917
Interest expense, net of amounts capitalized	68,612	(73,026)	(28,316)	—	(32,730)
Minority interests	(10,800)	1	(6,195)	—	(16,994)
Other income	1,247	4,415	2,889	—	8,551

Construction pretax income (loss)	(5,676)	378,798	38,622	—	411,744
Mortgage banking pretax income	—	—	57,506	—	57,506

Total pretax income (loss)	(5,676)	378,798	96,128	—	469,250
Income taxes	1,800	(125,000)	(31,700)	—	(154,900)
Equity in earnings of subsidiaries	318,226	—	—	(318,226)	—

Net income	$314,350	$253,798	$64,428	$(318,226)	$314,350

CONDENSED CONSOLIDATING BALANCE SHEETS

(In Thousands)

	November 30, 2004

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Construction:
Cash and cash equivalents	$94,644	$(15,102)	$111,118	$—	$190,660
Trade and other receivables	12,950	84,831	416,193	—	513,974
Inventories	—	2,901,570	1,241,684	—	4,143,254
Other assets	521,683	140,999	114,926	—	777,608

	629,277	3,112,298	1,883,921	—	5,625,496
Mortgage banking	—	—	210,460	—	210,460
Investment in subsidiaries	350,137	—	—	(350,137)	—

Total assets	$979,414	$3,112,298	$2,094,381	$(350,137)	$5,835,956

Liabilities and Stockholders’ Equity
Construction:
Accounts payable, accrued expenses and other liabilities	$210,239	$649,067	$700,657	$—	$1,559,963
Mortgages and notes payable	1,733,689	38,269	203,642	—	1,975,600

	1,943,928	687,336	904,299	—	3,535,563
Minority interests in consolidated subsidiaries and joint ventures	84,820	22,949	19,271	—	127,040
Mortgage banking	—	—	117,672	—	117,672
Intercompany	(3,105,015)	2,402,013	703,002	—	—
Stockholders’ equity	2,055,681	—	350,137	(350,137)	2,055,681

Total liabilities and stockholders’ equity	$979,414	$3,112,298	$2,094,381	$(350,137)	$5,835,956

	November 30, 2003

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Construction:
Cash and cash equivalents	$28,386	$(49,061)	$137,230	$—	$116,555
Trade and other receivables	2,032	60,663	367,571	—	430,266
Inventories	—	2,131,061	752,421	—	2,883,482
Other assets	443,076	23,877	85,490	—	552,443

	473,494	2,166,540	1,342,712	—	3,982,746
Mortgage banking	—	—	253,113	—	253,113
Investment in subsidiaries	284,283	—	—	(284,283)	—

Total assets	$757,777	$2,166,540	$1,595,825	$(284,283)	$4,235,859

Liabilities and Stockholders’ Equity
Construction:
Accounts payable, accrued expenses and other liabilities	$145,049	$469,159	$514,706	$—	$1,128,914
Mortgages and notes payable	1,027,864	21,301	204,767	—	1,253,932

	1,172,913	490,460	719,473	—	2,382,846
Minority interests in consolidated subsidiaries and joint ventures	68,673	4,889	15,669	—	89,231
Mortgage banking	—	—	170,931	—	170,931
Intercompany	(2,076,660)	1,671,191	405,469	—	—
Stockholders’ equity	1,592,851	—	284,283	(284,283)	1,592,851

Total liabilities and stockholders’ equity	$757,777	$2,166,540	$1,595,825	$(284,283)	$4,235,859

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended November 30, 2004

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net income	$480,902	$411,927	$47,187	$(459,114)	$480,902
Adjustments to reconcile net income to cash provided (used) by operating activities	3,500	(546,200)	(50,331)	—	(593,031)

Net cash provided (used) by operating activities	484,402	(134,273)	(3,144)	(459,114)	(112,129)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(121,546)	—	(121,546)
Other, net	(3,933)	(115,268)	(15,924)	—	(135,125)

Net cash used by investing activities	(3,933)	(115,268)	(137,470)	—	(256,671)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	283,900	—	(105,013)	—	178,887
Proceeds from issuance of notes	596,169	—	—	—	596,169
Redemption of notes	(175,000)	—	—	—	(175,000)
Repurchases of common stock	(66,125)	—	—	—	(66,125)
Other, net	19,576	(35,395)	(53,235)	—	(69,054)
Intercompany	(1,072,731)	318,894	294,723	459,114	—

Net cash provided (used) by financing activities	(414,211)	283,499	136,475	459,114	464,877

Net increase (decrease) in cash and cash equivalents	66,258	33,958	(4,139)	—	96,077
Cash and cash equivalents at beginning of year	28,386	(49,061)	158,794	—	138,119

Cash and cash equivalents at end of year	$94,644	$(15,103)	$154,655	$—	$234,196

	Year Ended November 30, 2003

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net income	$370,764	$307,951	$64,591	$(372,542)	$370,764
Adjustments to reconcile net income to cash provided (used) by operating activities	(2,570)	(313,233)	407,197	—	91,394

Net cash provided (used) by operating activities	368,194	(5,282)	471,788	(372,542)	462,158

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(105,622)	—	(105,622)
Other, net	(1,768)	(11,851)	4,563	—	(9,056)

Net cash used by investing activities	(1,768)	(11,851)	(101,059)	—	(114,678)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(75,850)	—	(440,427)	—	(516,277)
Proceeds from issuance of notes	295,332	—	—	—	295,332
Redemption of notes	(129,016)	—	—	—	(129,016)
Repurchases of common stock	(108,332)	—	—	—	(108,332)
Other, net	18,726	(14,594)	(85,185)	—	(81,053)
Intercompany	(608,109)	48,632	186,935	372,542	—

Net cash provided (used) by financing activities	(607,249)	34,038	(338,677)	372,542	(539,346)

Net increase (decrease) in cash and cash equivalents	(240,823)	16,905	32,052	—	(191,866)
Cash and cash equivalents at beginning of year	269,209	(65,966)	126,742	—	329,985

Cash and cash equivalents at end of year	$28,386	$(49,061)	$158,794	$—	$138,119

	Year Ended November 30, 2002

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net income	$314,350	$253,798	$64,428	$(318,226)	$314,350
Adjustments to reconcile net income to cash provided (used) by operating activities	26,413	(87,331)	103,558	—	42,640

Net cash provided (used) by operating activities	340,763	166,467	167,986	(318,226)	356,990

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(27,548)	—	(27,548)
Other, net	(35,627)	1,437	8,927	—	(25,263)

Net cash provided (used) by investing activities	(35,627)	1,437	(18,621)	—	(52,811)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	15,000	—	(254,076)	—	(239,076)
Proceeds from issuance of notes	198,412	—	144,302	—	342,714
Redemption of notes	(175,000)	—	—	—	(175,000)
Repurchases of common stock	(190,784)	—	—	—	(190,784)
Other, net	39,768	(25,540)	(7,609)	—	6,619
Intercompany	(216,083)	(147,107)	44,964	318,226	—

Net cash provided (used) by financing activities	(328,687)	(172,647)	(72,419)	318,226	(255,527)

Net increase (decrease) in cash and cash equivalents	(23,551)	(4,743)	76,946	—	48,652
Cash and cash equivalents at beginning of year	292,760	(61,223)	49,796	—	281,333

Cash and cash equivalents at end of year	$269,209	$(65,966)	$126,742	$—	$329,985

Note 17.	Subsequent Events

      On December 2, 2004, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $1.50 per share from $1.00 per share. The first quarterly dividend at the increased rate of $.375 per share will be paid on February 24, 2005 to stockholders of record on February 10, 2005.

      On December 2, 2004, the Company’s board of directors also announced its intent to declare a 2-for-1 split of its common stock to be effected in the form of a 100% stock dividend. The stock split is subject to the stockholders’ approval of an increase in the number of authorized KB Home common shares from 100.0 million shares to 300.0 million shares. Stockholders will be asked to vote on the increase in authorized shares at the Company’s regularly scheduled Annual Meeting of Stockholders to be held on April 7, 2005. Subject to stockholder approval of the increase in authorized common shares, the board of directors intends to declare the dividend immediately and the 2-for-1 split would be effected in April 2005.

      On December 15, 2004, pursuant to its 2004 Shelf Registration, the Company issued the $300 Million Senior Notes at 100.0% of the principal amount of the notes. The notes, which are due January 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $300 Million Senior Notes may be redeemed, in whole at any time or from time to time in part at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments, plus, in each case a premium, plus accrued and unpaid interest to the applicable redemption date. The $300 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $300 Million Senior Notes to repay borrowings outstanding under the $1 Billion Credit Facility.

      On February 7, 2005, the Company transferred 481,352 shares of KBSA stock, held by the Company, to KBSA to fulfill certain equity compensation obligations to certain KBSA employees. Following the transfer of shares, as of February 7, 2005, the Company owned a 49% equity interest in KBSA and 68% of the voting rights associated with KBSA stock. KBSA continues to be consolidated in the Company’s financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KB Home:

      We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2004, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KB Home’s internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2005 expressed an unqualified opinion thereon.

Los Angeles, California

February 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KB Home:

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that KB Home maintained effective internal control over financial reporting as of November 30, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KB Home’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that KB Home maintained effective internal control over financial reporting as of November 30, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, KB Home maintained, in all material respects, effective internal control over financial reporting as of November 30, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KB Home as of November 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2004 of KB Home and our report dated February 14, 2005 expressed an unqualified opinion thereon.

Los Angeles, California

February 14, 2005

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      We have established disclosure controls and procedures to ensure that information required to be disclosed by KB Home, including its consolidated entities, in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Act”) is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Under the supervision and with the participation of senior management, including our Chairman and Chief Executive Officer (“Principal Executive Officer”) and our Chief Financial Officer (“Principal Financial Officer”), we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2004 to ensure the timely disclosure of required information in our periodic Securities and Exchange Commission filings.

Management’s Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	OTHER INFORMATION

      None.

PART III

      Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and provides the information required under Part III (Items 10, 11, 12, 13 and 14) except for the information regarding our executive officers, which is included in Part I on page 21 herein, and the information set forth below.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Business Ethics Policy

      We have adopted a Business Ethics Policy for our directors, officers (including our principal executive officer and principal financial officer) and employees. The Business Ethics Policy is available on our website at http://kbhome.com/investor/main. Stockholders may request a free copy of the Business Ethics Policy from:

KB Home
Attention: Investor Relations
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
investorrelations@kbhome.com

      Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to our Business Ethics Policy and any waiver applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and our executive officers or directors.

Corporate Governance Principles

      We have adopted Corporate Governance Principles, which are available on our website at http://kbhome.com/investor/main. Stockholders may request a free copy of the Corporate Governance Principles from the address, phone number and email address set forth under “Business Ethics Policy.”

New York Stock Exchange Annual Certification

      We have submitted to the New York Stock Exchange a certification of our Chairman and Chief Executive Officer that he was not aware of any violation by KB Home of the New York Stock Exchange’s corporate governance listing standards as of the date of the certification.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table provides information as of November 30, 2004 with respect to shares of our common stock that may be issued under our existing compensation plans:

Equity Compensation Plan Information

Number of common
shares remaining
	Number of		available for future
	common shares to		issuance under equity
	be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding common
	outstanding options,	outstanding options,	shares reflected in
	warrants and rights	warrants and rights	column(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	4,797,908	$41.97	786,758
Equity compensation plans not approved by stockholders(1)	1,914,745	50.47	1,592,976

Total	6,712,653	$44.40	2,379,734

(1)	Represents the 1999 Plan and the Non-Employee Directors Stock Plan.

1999 Plan

      In 1999, our board of directors approved the adoption of the 1999 Plan to provide incentives to our key employees. All our domestic employees, other than executive officers, are eligible to receive awards under the 1999 Plan. Awards under this plan are generally not restricted to any specific form or structure and may include, among other things, stock options, restricted stock, stock units, cash or stock bonuses and limited stock appreciation rights. The terms of the 1999 Plan are identical to the terms of our shareholder approved 2001 Plan in all material respects, except that our executive officers may not participate in the 1999 Plan.

      Awards may be conditioned on continued employment, have various vesting schedules and accelerated vesting and exercisability provisions in the event of, among other things, a “change in ownership” (as defined in the 1999 Plan). The 1999 Plan is administered by the Management Development and Compensation Committee of our board of directors.

      Originally, 2,000,000 shares of common stock were reserved and authorized for issuance under the 1999 Plan. An additional 2,000,000 shares (for an aggregate of 4,000,000 shares) were subsequently authorized for issuance under the 1999 Plan. Shares subject to a grant or award under the 1999 Plan which are not issued or delivered by reason of the failure to vest of a restricted stock award or the expiration, termination, cancellation or forfeiture of all or a portion of the exercise price or to satisfy tax withholding obligations upon the exercise of an option are again available for future grants and awards. As of November 30, 2004, 1,250,442 shares remained available for grant under the 1999 Plan. Options granted under the 1999 Plan have a purchase price equal to the fair market value of a share of common stock at the time of grant. All currently outstanding options vest, subject to continued employment, in three equal installments over a period of three years from the date of grant (subject to early vesting on a change in ownership, retirement and in certain other limited circumstances), and expire 15 years after the date of grant. Restricted shares granted under the 1999 Plan generally do not vest for a period of three years from the date of grant, subject to continued employment. No awards other than options and restricted stock have been made under the 1999 Plan.

Non-Employee Directors Stock Plan

      The Non-Employee Directors Stock Plan provides for grants of deferred common stock units or stock options to our non-employee directors. The terms of stock units and options granted under the Non-Employee Directors Stock Plan are described in our Proxy Statement for the 2005 Annual Meeting of Stockholders, which is incorporated herein, at page 8. We purchase shares of common stock on the open market to satisfy the payment of stock awards under the Non-Employee Directors Stock Plan. As of November 30, 2004, 342,534 shares remained available for grant under the Non-Employee Directors Stock Plan.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     Financial Statements

           Reference is made to the index set forth on page 40 of this Annual Report on Form 10-K.

    Exhibits

Exhibit
No.	Description

3.1	Amended Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
3.2	Amendment to Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
3.3	Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
3.4	Certificate of Designation of Series B Mandatory Conversion Premium Dividend Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
3.5	Amended Certificate of Designation of Series B Mandatory Conversion Premium Dividend Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
3.6	Amended Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 001-09195 on Form 8-A12B, is incorporated by reference herein.
3.7	Certificate of Ownership and Merger effective January 17, 2001 merging KB Home, Inc. into Kaufman and Broad Home Corporation, through which the name of the Company was changed to KB Home, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
3.8	By-Laws, as amended and restated on January 17, 2001, to reflect the change in the Company’s name, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
4.1	Amended Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
4.2	Amendment to Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
4.3	Indenture relating to 7 3/4% Senior Notes due 2004 between the Company and SunTrust Bank, Atlanta, dated October 14, 1997, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 14, 1997, is incorporated by reference herein.
4.4	Specimen of 7 3/4% Senior Notes due 2004, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 14, 1997, is incorporated by reference herein.
4.5	Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated February 4, 1999, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 4, 1999, is incorporated by reference herein.
4.6	By-Laws, as amended and restated on January 17, 2001, to reflect the change in the Company’s name, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
4.7	Indenture relating to 9 1/2% Senior Subordinated Notes due 2011, 8 5/8% Senior Subordinated Notes due 2008, and 7 3/4% Senior Subordinated Notes due 2010 between the Company and Sun Trust Bank, Atlanta, dated November 19, 1996 filed as an exhibit to the Company’s Current Report on Form 8-K dated November 19, 1996, is incorporated by reference herein.
4.8	Specimen of 9 1/2% Senior Subordinated Notes due 2011, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2001, is incorporated by reference herein.

Exhibit
No.	Description

4.9	Form of officer’s certificate establishing the terms of the 9 1/2% Senior Subordinated Notes due 2011, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2001, is incorporated by reference herein.
4.10	Specimen of 8 5/8% Senior Subordinated Notes due 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2001, is incorporated by reference herein.
4.11	Form of officer’s certificate establishing the terms of the 8 5/8% Senior Subordinated Notes due 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2001, is incorporated by reference herein.
4.12	Specimen of 7 3/4% Senior Subordinated Notes due 2010, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 27, 2003, is incorporated by reference herein.
4.13	Form of officer’s certificate establishing the terms of the 7 3/4% Senior Subordinated Notes due 2010, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 27, 2003, is incorporated by reference herein.
4.14	Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among the Company, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to the Company’s Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.
4.15	Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to the Company’s Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.
4.16	Second Supplemental Indenture relating to 6 3/8% Senior Notes due 2011 among the Company, the Guarantors and Sun Trust Bank, Atlanta, dated June 30, 2004, filed as an exhibit to the Company’s registration statement No. 333-119228 on Form S-4, is incorporated by reference herein.
4.17	Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s current report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.18	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
10.1	KB Home 1986 Stock Option Plan, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10.2	KB Home 1988 Employee Stock Plan, filed as an exhibit to the definitive Joint Proxy Statement for the Company’s 1989 Special Meeting of Shareholders, is incorporated by reference herein.
10.3	Consent Order, Federal Trade Commission Docket No. C-2954, dated February 12, 1979, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10.4	SunAmerica Inc. Executive Deferred Compensation Plan, approved September 25, 1985, filed as an exhibit to SunAmerica Inc.’s 1985 Annual Report on Form 10-K, is incorporated by reference herein.
10.5	Directors’ Deferred Compensation Plan established effective July 27, 1989, filed as an exhibit to the Company’s 1989 Annual Report on Form 10-K, is incorporated by reference herein.
10.6	Settlement with Federal Trade Commission of June 27, 1991, filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 28, 1991, is incorporated by reference herein.
10.7	Amendments to the KB Home 1988 Employee Stock Plan dated January 27, 1994, filed as an exhibit to the Company’s 1994 Annual Report on Form 10-K, are incorporated by reference herein.
10.8	KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10.9	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10.10	KB Home Unit Performance Program, filed as an exhibit to the Company’s 1996 Annual Report on Form 10-K, is incorporated by reference herein.

Exhibit
No.	Description

10.11	Kaufman and Broad France Incentive Plan, filed as an exhibit to the Company’s 1997 Annual Report on Form 10-K, is incorporated by reference herein.
10.12	KB Home 1998 Stock Incentive Plan, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.13	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.14	Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10.15	Amended and Restated Employment Agreement of Bruce Karatz, dated July 11, 2001, filed as an exhibit to the KB Home’s Form 10-Q for the quarter ended August 31, 2001, is incorporated by reference herein.
10.16	KB Home Nonqualified Deferred Compensation Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.17	KB Home 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.18	KB Home Change in Control Severance Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.19	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.20	KB Home Retirement Plan, filed as an exhibit to the Company’s 2002 Annual Report on Form 10-K, is incorporated by reference herein.
10.21	KB Home 1999 Incentive Plan, as amended July 11, 2002, filed as an exhibit to the Company’s 2002 Annual Report on Form 10-K, is incorporated by reference herein.
10.22	KB Home Non-Employee Directors Stock Plan, as amended and restated as of July 10, 2003, filed as an exhibit to the Company’s 2003 Annual Report on Form 10-K, is incorporated by reference herein.
10.23	Revolving Loan Agreement, dated as of October 24, 2003, among the Company, the banks party thereto, Bank of America, N.A. as Administrative Agent and Bank One, N.A. as Syndication Agent and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, filed as an exhibit to the Company’s 2003 Annual Report on Form 10-K, is incorporated by reference herein.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Domenico Cecere
Senior Vice President and Chief Financial Officer

Dated: February 14, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRUCE KARATZ Bruce Karatz	Chairman and Chief Executive Officer (Principal Executive Officer)	February 14, 2005

/s/ DOMENICO CECERE Domenico Cecere	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2005

/s/ RONALD W. BURKLE Ronald W. Burkle	Director	February 14, 2005

/s/ DR. RAY R. IRANI Dr. Ray R. Irani	Director	February 14, 2005

/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 14, 2005

/s/ JAMES A. JOHNSON James A. Johnson	Director	February 14, 2005

/s/ J. TERRENCE LANNI J. Terrence Lanni	Director	February 14, 2005

/s/ MELISSA LORA Melissa Lora	Director	February 14, 2005

/s/ MICHAEL G. MCCAFFERY Michael G. McCaffery	Director	February 14, 2005

/s/ LESLIE MOONVES Leslie Moonves	Director	February 14, 2005

/s/ DR. BARRY MUNITZ Dr. Barry Munitz	Director	February 14, 2005

/s/ LUIS G. NOGALES Luis G. Nogales	Director	February 14, 2005

LIST OF EXHIBITS FILED

Sequential
Exhibit		Page
Number	Description	Number

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002