Form 10-Q
period 2005-02-28
KB HOME
filed 2005-04-11
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2005.

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

Yes ☑ No ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).

Yes ☑ No ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF FEBRUARY 28, 2005.

Common stock, par value $1.00 per share, 95,755,280 shares outstanding, including 14,716,400 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 17,001,396 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KB HOME

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended
	February 28,	February 29,
	2005	2004
Total revenues	$1,636,120	$1,353,409

Construction:
Revenues	$1,628,493	$1,341,879
Construction and land costs	(1,212,375)	(1,043,068)
Selling, general and administrative expenses	(220,498)	(179,332)

Operating income	195,620	119,479

Interest income	980	1,189
Interest expense, net of amounts capitalized	(2,416)	(4,521)
Minority interests	(14,360)	(8,706)
Equity in pretax income of unconsolidated joint ventures	5,617	1,237

Construction pretax income	185,441	108,678

Mortgage banking:
Revenues:
Interest income	2,549	2,565
Other	5,078	8,965

	7,627	11,530

Expenses:
Interest	(1,683)	(1,063)
General and administrative	(5,341)	(8,437)

Mortgage banking pretax income	603	2,030

Total pretax income	186,044	110,708
Income taxes	(63,300)	(36,500)

Net income	$122,744	$74,208

Basic earnings per share	$1.53	$.95

Diluted earnings per share	$1.41	$.88

Basic average shares outstanding	80,194	78,314

Diluted average shares outstanding	87,096	84,712

Cash dividends per common share	$.1875	$.1250

See accompanying notes.

KB HOME

CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 28,	November 30,
	2005	2004
ASSETS

Construction:
Cash and cash equivalents	$112,989	$190,660
Trade and other receivables	457,159	513,974
Inventories	4,678,998	4,143,254
Investments in unconsolidated joint ventures	188,874	168,425
Deferred income taxes	213,015	217,618
Goodwill	249,080	249,313
Other assets	162,201	142,252

	6,062,316	5,625,496

Mortgage banking:
Cash and cash equivalents	49,959	43,536
Receivables:
First mortgages and mortgage-backed securities	1,816	2,033
First mortgages held under commitments of sale and other receivables	129,511	148,693
Other assets	15,965	16,198

	197,251	210,460

Total assets	$6,259,567	$5,835,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

Construction:
Accounts payable	$722,768	$749,050
Accrued expenses and other liabilities	703,491	810,913
Mortgages and notes payable	2,389,073	1,975,600

	3,815,332	3,535,563

Mortgage banking:
Accounts payable and accrued expenses	62,158	45,025
Notes payable	59,665	71,629
Collateralized mortgage obligations secured by mortgage-backed securities	922	1,018

	122,745	117,672

Minority interests in consolidated subsidiaries and joint ventures	133,207	127,040

Common stock	112,757	110,273
Paid-in capital	631,055	596,454
Retained earnings	1,947,017	1,848,944
Accumulated other comprehensive income	60,821	59,968
Deferred compensation	(5,680)	(6,046)
Grantor stock ownership trust, at cost	(159,916)	(160,334)
Treasury stock, at cost	(397,771)	(393,578)

Total stockholders’ equity	2,188,283	2,055,681

Total liabilities and stockholders’ equity	$6,259,567	$5,835,956

See accompanying notes.

KB HOME

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended
	February 28,	February 29,
	2005	2004
Cash flows from operating activities:
Net income	$122,744	$74,208
Adjustments to reconcile net income to net cash used by operating activities:
Equity in pretax income of unconsolidated joint ventures	(5,617)	(1,237)
Minority interests	14,360	8,706
Amortization of discounts and issuance costs	877	407
Depreciation and amortization	5,003	5,233
Provision for deferred income taxes	4,603	3,536
Change in assets and liabilities, net of effects from acquisition:
Receivables	75,997	55,403
Inventories	(444,240)	(267,273)
Accounts payable, accrued expenses and other liabilities	(117,460)	(18,650)
Other, net	(22,700)	(1,829)

Net cash used by operating activities	(366,433)	(141,496)

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(46,857)
Investments in unconsolidated joint ventures	(14,832)	(2,323)
Net sales of mortgages held for long-term investment	96	139
Payments received on first mortgages and mortgage-backed securities	121	766
Purchases of property and equipment, net	(6,144)	(4,117)

Net cash used by investing activities	(20,759)	(52,392)

Cash flows from financing activities:
Net proceeds from credit agreements and other short-term borrowings	37,511	35,878
Proceeds from issuance of senior notes	298,071	248,685
Payments on collateralized mortgage obligations	(96)	(2,535)
Payments on mortgages, land contracts and other loans	(24,181)	(3,302)
Issuance of common stock under employee stock plans	36,261	15,545
Payments from (to) minority interests	(16,429)	492
Payments of cash dividends	(15,193)	(9,817)

Net cash provided by financing activities	315,944	284,946

Net increase (decrease) in cash and cash equivalents	(71,248)	91,058
Cash and cash equivalents at beginning of period	234,196	138,119

Cash and cash equivalents at end of period	$162,948	$229,177

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$33,001	$19,492

Income taxes paid	$6,788	$20,342

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$90,615	$16,331

Inventory of consolidated variable interest entities	$889	$8,995

See accompanying notes.

KB HOME

NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of February 28, 2005, the results of its consolidated operations for the three months ended February 28, 2005 and February 29, 2004, and its consolidated cash flows for the three months ended February 28, 2005 and February 29, 2004. The results of operations for the three months ended February 28, 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2004 has been taken from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2004 contained in the Company’s 2004 Annual Report to Stockholders.

On April 7, 2005, the Company’s board of directors declared a two-for-one split of the Company’s common stock to be effected in the form of a 100% stock dividend payable on or about April 28, 2005. Accordingly, all share and per share amounts have been restated to reflect the impact of the two-for-one stock split.

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

Stock based compensation

The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations and, therefore, recorded no compensation expense in the determination of net income during the three-month periods ended February 28, 2005 and February 29, 2004. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in the three-month periods ended February 28, 2005 and February 29, 2004 (in thousands, except per share amounts):

	Three Months Ended
	February 28,	February 29,
	2005	2004
Net income-as reported	$122,744	$74,208
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(4,534)	(3,034)

Pro forma net income	$118,210	$71,174

Earnings per share:

Basic-as reported	$1.53	$.95

Basic-pro forma	1.48	.91

Diluted-as reported	1.41	.88

Diluted-pro forma	1.39	.85

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

The following table presents a reconciliation of average shares outstanding (in thousands):

	Three Months Ended
	February 28,	February 29,
	2005	2004
Basic average shares outstanding	80,194	78,314

Net effect of stock options assumed to be exercised	6,902	6,398

Diluted average shares outstanding	87,096	84,712

Comprehensive income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended
	February 28,	February 29,
	2005	2004
Net income	$122,744	$74,208

Foreign currency translation adjustments	853	8,590

Comprehensive income	$123,597	$82,798

The accumulated balances of other comprehensive income in the balance sheets as of February 28, 2005 and November 30, 2004 are comprised solely of cumulative foreign currency translation adjustments of $60.8 million and $60.0 million, respectively.

Reclassifications

Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2005 presentation.

2. Inventories

Inventories consist of the following (in thousands):

	February 28,	November 30,
	2005	2004
Homes, lots and improvements in production	$3,695,691	$3,275,435

Land under development	983,307	867,819

Total inventories	$4,678,998	$4,143,254

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2. Inventories (continued)

The Company’s interest costs are as follows (in thousands):

	Three Months Ended
	February 28,	February 29,
	2005	2004
Capitalized interest, beginning of period	$167,249	$122,741

Interest incurred	41,196	30,600

Interest expensed	(2,416)	(4,521)

Interest amortized	(16,063)	(15,720)

Capitalized interest, end of period	$189,966	$133,100

3. Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (as amended, “FASB Interpretation No. 46”) to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities (referred to as “variable interest entities” or “VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46, an enterprise that absorbs a majority of the VIEs expected losses, receives a majority of the VIEs expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity.

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

In compliance with FASB Interpretation No. 46, the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $113.8 million to inventory and other liabilities in the Company’s consolidated balance sheet at February 28, 2005. The Company’s cash deposits related to these land option contracts totaled $15.7 million at February 28, 2005. Creditors, if any, of these VIEs have no recourse against the Company. As of February 28, 2005, excluding consolidated VIEs, the Company had cash deposits and/or letters of credit totaling $187.6 million which were associated with land option contracts having an aggregate purchase price of $2.82 billion.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Goodwill

The changes in the carrying amount of goodwill for the three months ended February 28, 2005, are as follows (in thousands):

2005
Balance, beginning of period	$249,313

Goodwill acquired	—

Foreign currency translation	(233)

Balance, end of period	$249,080

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

In the normal course of business and pursuant to its risk management policy, the Company’s mortgage banking subsidiary uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. When interest rates rise, IRLCs and mortgage loans held for sale decline in value. To preserve the value of its mortgage inventory and minimize the impact of movements in market interest rates on the IRLCs and mortgage loans held for sale, the mortgage banking subsidiary enters into mandatory and non-mandatory forward contracts to sell loans.

The following table summarizes the interest rate sensitive instruments of the mortgage banking operations (in thousands):

	February 28, 2005		November 30, 2004
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Instruments:

Loans held for sale	$95,538	$95,552	$127,249	$127,346

Forward delivery contracts	45,385	507	41,105	210

IRLCs	25,029	(186)	23,468	(39)

KB HOME
NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Mortgages and Notes Payable

On December 3, 2004, the Company exchanged all of its privately placed $350 million 6 3/8% senior notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.

On December 15, 2004, pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission on November 12, 2004, the Company issued $300 million of 5 7/8% senior notes (the $300 Million Senior Notes”) at 99.357% of the principal amount of the notes. The notes, which are due January 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $300 Million Senior Notes may be redeemed, in whole at any time or from time to time in part at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments, plus, in each case a premium, plus accrued and unpaid interest to the applicable redemption date. The $300 Million Senior Notes are unconditionally guaranteed jointly and severally by certain of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $300 Million Senior Notes to repay borrowings under its $1.00 billion unsecured revolving credit facility (the “$1 Billion Credit Facility”).

7. Investment in French Subsidiary

On February 7, 2005, the Company transferred 481,352 shares of its French subsidiary’s (“KBSA”) stock, held by the Company, to KBSA to fulfill certain equity compensation obligations of KBSA to certain KBSA employees. Since the transfer of shares, as of February 7, 2005, the Company has maintained a 49% equity interest in KBSA and has 68% of the voting rights associated with KBSA stock. KBSA continues to be consolidated in the Company’s financial statements.

8. Commitments and Contingencies

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

Changes in the Company’s warranty liability are as follows (in thousands):

	Three Months Ended
	February 28,	February 29,
	2005	2004
Balance, beginning of period	$99,659	$76,948

Warranties issued	14,630	12,457

Payments and adjustments	(10,851)	(8,798)

Balance, end of period	$103,438	$80,607

In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales, commercial construction and mortgage loan originations that may be affected by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Based on historical evidence, the Company does not

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8. Commitments and Contingencies (continued)

believe any of these representations, warranties or guarantees would result in a material effect on its financial condition or results of operations.

The Company is often required to obtain bonds and letters of credit in support of its obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water, among other things. At February 28, 2005, the Company had outstanding approximately $888.4 million and $170.9 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.

Borrowings outstanding and letters of credit issued under the Company’s $1 Billion Credit Facility are guaranteed by the Guarantor Subsidiaries. As of February 28, 2005, such borrowings and letters of credit totaled $435.9 million and $170.9 million, respectively.

The Company conducts a portion of its land acquisition, development and other residential and commercial activities through unconsolidated joint ventures. These joint ventures had outstanding secured construction debt of approximately $662.5 million at February 28, 2005. In certain instances, the Company provides varying levels of guarantees on debt of unconsolidated joint ventures. When the Company or its subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At February 28, 2005, the Company had payment guarantees related to the third-party debt of three unconsolidated joint ventures. One of these joint ventures had aggregate third-party debt of $402.1 million at February 28, 2005, of which each of the joint venture partners guaranteed a pro rata share. The Company’s share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 48.5% or $195.0 million. The remaining two joint ventures collectively had total third-party debt of $18.2 million at February 28, 2005, of which each of the joint venture partners guaranteed a pro rata share. The Company’s share of this guarantee was 50% or $9.1 million. The Company had limited maintenance guarantees of $99.9 million of unconsolidated entity debt at February 28, 2005. The limited maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture and increase the Company’s share of any funds such unconsolidated joint venture distributes.

In January 2003, the Company received a request for information from the U.S. Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. Several other public homebuilders have received similar requests. The request sought information about storm water discharge practices at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the U.S. Department of Justice (“DOJ”) tentatively asserted that certain regulatory requirements applicable to storm water discharges were violated at certain of the Company’s construction sites, and civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect the Company to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. The Company has defenses to the claims that have been asserted and is exploring methods of resolving the matter. While the costs associated with the claims cannot be determined at this time, the Company believes that such costs are not likely to be material to its financial position or results of operations.

The Company’s mortgage banking subsidiary originates loans insured by the U.S. Department of Housing and Urban Development (“HUD”). In May 2004, HUD initiated an audit of certain loans which were underwritten by the mortgage banking subsidiary during 2001 and 2002 in Texas, Arizona and Colorado. HUD has informed the Company’s mortgage banking subsidiary that it may seek indemnification for any loans in default, as well as possible administrative action and civil penalties. While the magnitude of any payments and the likelihood of administrative action cannot be determined at this time, the Company believes that the outcome is not likely to be material to its financial position or results of operations.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders Equity

On December 2, 2004, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $.75 per share from $.50 per share. The first quarterly dividend at the increased rate of $.1875 per share was paid on February 24, 2005 to shareholders of record on February 10, 2005. (The per share amounts reflect the impact of the two-for-one stock split.)

10. Recent Accounting Pronouncement

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123R is effective for most public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company believes that the implementation of the provisions of SFAS No. 123R will not have a material impact on its financial position or results of operations.

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Supplemental Guarantor Information (continued)

Condensed Consolidating Income Statements
Three Months Ended February 28, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$1,034,289	$601,831	$—	$1,636,120

Construction:
Revenues	$—	1,034,289	594,204	$—	1,628,493
Construction and land costs	—	(743,402)	(468,973)	—	(1,212,375)
Selling, general and administrative expenses	(28,010)	(103,953)	(88,535)	—	(220,498)

Operating income (loss)	(28,010)	186,934	36,696	—	195,620
Interest expense, net of amounts capitalized	43,395	(29,151)	(16,660)	—	(2,416)
Minority interests	(4,549)	(6,169)	(3,642)	—	(14,360)
Other expense	117	3,801	2,679	—	6,597

Construction pretax income	10,953	155,415	19,073	—	185,441

Mortgage banking pretax income	—	—	603	—	603

Total pretax income	10,953	155,415	19,676	—	186,044
Income taxes	(3,700)	(52,800)	(6,800)	—	(63,300)
Equity in earnings of subsidiaries	115,491	—	—	(115,491)	—

Net income	$122,744	$102,615	$12,876	$(115,491)	$122,744

Three Months Ended February 29, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$915,925	$437,484	$—	$1,353,409

Construction:
Revenues	—	915,925	425,954	—	1,341,879
Construction and land costs	—	(697,009)	(346,059)	—	(1,043,068)
Selling, general and administrative expenses	(22,618)	(93,921)	(62,793)	—	(179,332)

Operating income (loss)	(22,618)	124,995	17,102	—	119,479
Interest expense, net of amounts capitalized	34,785	(24,956)	(14,350)	—	(4,521)
Minority interests	(1,881)	(5,186)	(1,639)	—	(8,706)
Other expense	66	279	2,081	—	2,426

Construction pretax income	10,352	95,132	3,194	—	108,678

Mortgage banking pretax income	—	—	2,030	—	2,030

Total pretax income	10,352	95,132	5,224	—	110,708
Income taxes	(3,500)	(31,400)	(1,600)	—	(36,500)
Equity in earnings of subsidiaries	67,356	—	—	(67,356)	—

Net income	$74,208	$63,732	$3,624	$(67,356)	$74,208

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheet
February 28, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$27,842	$(392)	$85,539	$—	$112,989
Trade and other receivables	5,485	88,833	362,841	—	457,159
Inventories	—	3,275,951	1,403,047	—	4,678,998
Other assets	432,609	156,689	223,872	—	813,170

	465,936	3,521,081	2,075,299	—	6,062,316

Mortgage banking	—	—	197,251	—	197,251
Investment in subsidiaries	503,884	—	—	(503,884)	—

Total assets	$969,820	$3,521,081	$2,272,550	$(503,884)	$6,259,567

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$205,238	$594,449	$626,572	$—	$1,426,259
Mortgages and notes payable	2,076,933	38,747	273,393	—	2,389,073

	2,282,171	633,196	899,965	—	3,815,332

Minority interests in consolidated subsidiaries and joint ventures	100,136	16,819	16,252	—	133,207
Mortgage banking	—	—	122,745	—	122,745
Intercompany	(3,600,770)	2,714,479	886,291	—	—
Stockholders’ equity	2,188,283	156,587	347,297	(503,884)	2,188,283

Total liabilities and stockholders’ equity	$969,820	$3,521,081	$2,272,550	$(503,884)	$6,259,567

November 30, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$94,644	$(15,102)	$111,118	$—	$190,660
Trade and other receivables	12,950	84,831	416,193	—	513,974
Inventories	—	2,901,570	1,241,684	—	4,143,254
Other assets	521,683	140,999	114,926	—	777,608

	629,277	3,112,298	1,883,921	—	5,625,496

Mortgage banking	—	—	210,460	—	210,460
Investment in subsidiaries	350,137	—	—	(350,137)	—

Total assets	$979,414	$3,112,298	$2,094,381	$(350,137)	$5,835,956

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$210,239	$649,067	$700,657	$—	$1,559,963
Mortgages and notes payable	1,733,689	38,269	203,642	—	1,975,600

	1,943,928	687,336	904,299	—	3,535,563

Minority interests in consolidated subsidiaries and joint ventures	84,820	22,949	19,271	—	127,040
Mortgage banking	—	—	117,672	—	117,672
Intercompany	(3,105,015)	2,402,013	703,002	—	—
Stockholders’ equity	2,055,681	—	350,137	(350,137)	2,055,681

Total liabilities and stockholders’ equity	$979,414	$3,112,298	$2,094,381	$(350,137)	$5,835,956

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11. Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Cash Flows
Three Months Ended February 28, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$122,744	$102,615	$12,876	$(115,491)	$122,744
Adjustments to reconcile net income to net cash provided (used) by operating activities	90,663	(409,864)	(169,976)	—	(489,177)

Net cash provided (used) by operating activities	213,407	(307,249)	(157,100)	(115,491)	(366,433)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	—	—	—
Other, net	(4,983)	(13,577)	(2,199)	—	(20,759)

Net cash used by investing activities:	(4,983)	(13,577)	(2,199)	—	(20,759)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	44,900	—	(7,389)	—	37,511
Proceeds from issuance of notes	298,071	—	—	—	298,071
Other, net	30,453	(30,905)	(19,186)	—	(19,638)
Intercompany	(648,650)	366,441	166,718	115,491	—

Net cash provided (used) by financing activities:	(275,226)	335,536	140,143	115,491	315,944

Net increase (decrease) in cash and cash equivalents	(66,802)	14,710	(19,156)	—	(71,248)

Cash and cash equivalents at beginning of year	94,644	(15,102)	154,654	—	234,196

Cash and cash equivalents at end of year	$27,842	$(392)	$135,498	$—	$162,948

Three Months Ended February 29, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$74,208	$63,732	$3,624	$(67,356)	$74,208
Adjustments to reconcile net income to net cash provided (used) by operating activities	(23,295)	(245,287)	52,878	—	(215,704)

Net cash provided (used) by operating activities	50,913	(181,555)	56,502	(67,356)	(141,496)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(46,857)	—	(46,857)
Other, net	(163)	(1,256)	(4,116)	—	(5,535)

Net cash provided (used) by investing activities:	(163)	(1,256)	(50,973)	—	(52,392)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	24,100	—	11,778	—	35,878
Proceeds from issuance of notes	248,685	—	—	—	248,685
Other, net	5,728	(2,598)	(2,747)	—	383
Intercompany	(350,381)	175,945	107,080	67,356	—

Net cash provided (used) by financing activities:	(71,868)	173,347	116,111	67,356	284,946

Net increase (decrease) in cash and cash equivalents	(21,118)	(9,464)	121,640	—	91,058

Cash and cash equivalents at beginning of year	28,386	(49,060)	158,793	—	138,119

Cash and cash equivalents at end of year	$7,268	$(58,524)	$280,433	$—	$229,177

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12. Subsequent Event

On April 7, 2005, the Company’s board of directors declared a two-for-one split of the Company’s common stock to be effected in the form of a 100% stock dividend payable on or about April 28, 2005 to stockholders of record on April 18, 2005. The stock split was subject to the stockholders’ approval of an increase in the number of authorized KB Home shares from 100 million shares to 300 million shares. The Company’s stockholders approved the increase in authorized shares at the Company’s Annual Meeting of Stockholders on April 7, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Total revenues of $1.64 billion for the three months ended February 28, 2005 increased $282.7 million, or 20.9%, from $1.35 billion for the three months ended February 29, 2004 mainly due to higher housing revenues. A larger volume of deliveries and a higher average selling price both contributed to the increase in housing revenues. Net income for the first quarter of 2005 increased $48.5 million, or 65.4%, to $122.7 million from $74.2 million in the same quarter of 2004. This earnings growth stemmed from the combined effects of higher revenues and an improved operating income margin in the first quarter of 2005. Diluted earnings per share for the quarter ended February 28, 2005 rose 60.2% to $1.41 from $.88 for the year-earlier quarter as a result of an increase in pretax income, partly offset by slight increases in the Company’s effective tax rate and the average number of diluted shares outstanding.

CONSTRUCTION

Construction revenues increased by $286.6 million, or 21.4%, to $1.63 billion in the first three months of 2005 from $1.34 billion in the corresponding period of 2004 primarily due to higher housing revenues. The Company’s construction revenues are generated from operations in the United States. and France. The Company’s domestic operating divisions are grouped into four regions: “West Coast” – California; “Southwest” – Arizona, Nevada and New Mexico; “Central” – Colorado, Illinois, Indiana and Texas; and “Southeast” – Florida, Georgia, North Carolina and South Carolina.

Housing revenues for the quarter ended February 28, 2005 rose by $286.1 million, or 21.5%, to $1.62 billion from $1.33 billion in the year-earlier period driven by a 10.5% increase in unit deliveries and a 9.9% increase in the Company’s average selling price. All of the Company’s geographic regions generated year-over-year growth in housing revenues in the first quarter of 2005. Housing revenues in the United States rose to $1.39 billion on 5,854 unit deliveries in the first three months of 2005 from $1.15 billion on 5,336 units in the first three months of 2004. In the West Coast region, housing revenues rose 14.2% to $491.9 million in the first quarter of 2005 from $430.6 million in the year-earlier quarter due to an increase in the average selling price, partly offset by a slight decrease in unit deliveries to 1,095 units from 1,106 units, largely due to severe weather conditions in the first quarter of 2005. Housing revenues from the Southwest region rose 14.6% to $366.9 million in the first quarter of 2005 from $320.1 million in the first quarter of 2004, in spite of deliveries decreasing 5.0% to 1,572 units from 1,654 units. In the Central region, first quarter housing revenues increased 14.8% to $283.7 million in 2005 from $247.1 million in 2004, as unit deliveries rose 13.0% to 1,873 units from 1,658 units in the prior year quarter. Housing revenues in the Southeast region rose 67.1% to $251.5 million in the first three months of 2005 from $150.5 million in the same period of 2004, reflecting the continued expansion of the Company’s operations in the region. Unit deliveries in the Southeast region increased 43.1% to 1,314 units in the first quarter of 2005 from 918 units in the year-earlier quarter. Revenues from French housing operations increased 22.1% to $224.1 million on 993 units during the first three months of 2005 from $183.6 million on 860 units in the year-earlier period, partly due to acquisitions made during the latter half of 2004.

The Company-wide average new home price rose 9.9% in the first three months of 2005 to $236,300, up from $215,000 in the first three months of 2004, reflecting increases in all of the Company’s geographic regions. During the quarter, the Company’s domestic average selling price rose 10.6% to $238,100 from $215,200. In the Company’s West Coast region, the average selling price rose 15.4% to $449,200 in the first quarter of 2005 from $389,300 in the same period of 2004, while in the Southwest region, the average selling price increased 20.6% to $233,400 from $193,600. In both the West Coast and Southwest regions, high demand for housing combined with constrained housing supply continued to support higher prices. In the Central region, the average selling price increased 1.7% to $151,500 in the first quarter of 2005 from $149,000 in the first quarter of 2004. During this same period, the average selling price in the Southeast region rose 16.7% to $191,400 from $164,000 primarily due to a change in product mix. In France, the average selling price for the quarter ended February 28, 2005 increased 5.7% to $225,700 from $213,500 in the year-earlier quarter primarily due to favorable foreign exchange rates.

The Company’s commercial business in France generated revenues of $2.2 million in the first quarter of 2005 decreasing slightly from $3.1 million in the first quarter of 2004. Company-wide revenues from land sales totaled $8.2 million in the first three months of 2005 compared to $6.9 million in the first three months of 2004. Generally, land sale revenues fluctuate with management decisions to maintain or decrease the Company’s land ownership position in a particular market or markets based upon the volume of its holdings, the strength and number of competing developers entering the particular market at given points in time, the availability of land in the particular market served by the Company and prevailing market conditions.

Operating income increased $76.1 million to $195.6 million in the first three months of 2005 from $119.5 million in the first three months of 2004 driven by higher housing revenues and an improved operating margin. As a percentage of construction revenues, operating income rose 3.1 percentage points to 12.0% in the first quarter of 2005 from 8.9% in the first quarter of 2004 due to an increase in the housing gross margin. Gross profits rose $117.3 million, or 39.3%, to $416.1 million in the first quarter of 2005 from $298.8 million in the year-earlier quarter. Gross profits as a percentage of construction revenues increased mainly due to expansion in the Company’s housing gross margin, which increased 3.2 percentage points to 25.5% in the first three months of 2005 from 22.3% for the same period of 2004 due to improved operating efficiencies and higher average selling prices. Commercial activities in France generated profits of $.4 million during the three months ended February 28, 2005 compared with $.9 million generated during the three months ended February 29, 2004. Company-wide land sales generated profits of $3.9 million and $.7 million in the first quarter of 2005 and 2004, respectively.

Selling, general and administrative expenses increased to $220.5 million in the three months ended February 28, 2005 from $179.3 million in the corresponding 2004 period. As a percentage of housing revenues, selling, general and administrative expenses increased slightly to 13.6% in the first quarter of 2005 from 13.5% in the year-earlier quarter. The Company expects this ratio to improve as the year progresses and deliveries increase.

Interest income totaled $1.0 million in the first quarter of 2005 and $1.2 million in the first quarter of 2004. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgage receivables as well as fluctuations in interest rates.

Interest expense (net of amounts capitalized) totaled $2.4 million in the first quarter of 2005, down from $4.5 million for the same period of 2004. Gross interest incurred during the three months ended February 28, 2005 decreased $10.6 million from the amount incurred in the same period of 2004. The percentage of interest capitalized was 94.1% in the first quarter of 2005 and 85.2% in the first quarter of 2004. The increase in the percentage of interest capitalized in the first quarter of 2005 resulted from a higher proportion of land under development compared to 2004.

Minority interests totaled $14.4 million in the first quarter of 2005, increasing from $8.7 million in the first quarter of 2004. Minority interests for the three-month periods ended February 28, 2005 and February 29, 2004 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. The increase in minority interests in the first quarter of 2005 primarily related to increased activity from a consolidated joint venture in California as well as higher earnings from the Company’s publicly-traded French subsidiary.

On February 7, 2005, the Company transferred 481,352 shares of KBSA stock, held by the Company, to KBSA to fulfill certain equity compensation obligations of KBSA to certain KBSA employees. Since the transfer of shares, as of February 7, 2005, the Company has maintained a 49% equity ownership interest in KBSA and has 68% of the voting rights associated with KBSA stock. KBSA continues to be consolidated in the Company’s financial statements.

Equity in pretax income of unconsolidated joint ventures totaled $5.6 million in the first quarter of 2005 and $1.2 million in the first quarter of 2004. The Company’s joint ventures recorded combined revenues of $59.0 million in the first three months of 2005 compared to $30.5 million in the corresponding period of 2004. All of the joint venture revenues in the first three months of 2005 and 2004 were generated from residential properties. Unconsolidated joint ventures generated combined pretax income of $9.9 million in the first quarter of 2005 and $3.1 million in the corresponding period of 2004. The increased results from unconsolidated joint ventures in the first quarter of 2005 primarily reflected additional joint venture activity in California and France.

MORTGAGE BANKING

Interest income and interest expense totaled $2.5 million and $1.7 million, respectively, in the first quarter of 2005. Interest income in the first quarter of 2005 remained essentially flat with the same period of 2004 despite the decrease in the mortgage banking subsidiary’s retention rate. The term “retention rate” refers to the percentage of the Company’s domestic homebuyers using its mortgage banking subsidiary as a loan originator. Interest expense increased $.6 million in the first quarter of 2005, mainly due to a higher average balance of notes payable outstanding and higher interest rates on notes payable outstanding during the period as compared to the year-earlier period.

The following table presents mortgage loan origination and sales data, including loans brokered to wholesale mortgage bankers, for the Company’s mortgage banking operations (dollars in thousands):

	Three Months Ended
	February 28, 2005	February 29, 2004
Total originations:
Loans	3,241	3,744
Principal	$570,739	$626,254
Retention rate	49%	62%

Loans sold to third parties:
Loans	2,591	3,573
Principal	$403,596	$591,211

Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent mortgage loan origination fees and mortgage servicing income, decreased to $5.1 million in the first three months of 2005 from $9.0 million in the first three months of 2004. The decrease in 2005 was primarily due to a rising interest rate environment, a shift toward adjustable rate products from fixed rate products and a lower retention rate.

The mortgage banking subsidiary’s retention rate decreased to 49% in the first quarter of 2005 from 62% in the first quarter of 2004 due to increased competition in the mortgage banking marketplace and consumer demand for more diverse loan products such as interest only payment loans.

General and administrative expenses totaled $5.3 million for the quarter ended February 28, 2005 and $8.4 million for the quarter ended February 29, 2004. General and administrative expenses for the first quarter of 2005 decreased primarily as a result of efforts to reduce and align costs with the mortgage banking subsidiary’s lower loan origination volume.

INCOME TAXES

Income tax expense totaled $63.3 million in the first quarter of 2005 and $36.5 million in the first quarter of 2004. These amounts represented effective income tax rates of approximately 34% in 2005 and 33% in 2004. During 2004, the American Jobs Creation Act was signed into law. The Company is evaluating the potential impact of this law on the years ending November 30, 2005 and 2006, but at the present time, does not expect that it will have a material impact on the Company’s financial position or results of operations.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. In the first quarter of 2005, operating, investing and financing activities used net cash of $71.2 million. In the first quarter of 2004, operating, investing and financing activities provided net cash of $91.1 million.

Operating activities used cash of $366.4 million and $141.5 million during the first quarter of 2005 and 2004, respectively. The Company’s uses of operating cash in the first three months of 2005 included net investments in inventories of $444.2 million (excluding $90.6 million of inventories acquired through seller financing and $.9 million of inventory of consolidated variable interest entities), a decrease in accounts payable, accrued expenses and other liabilities of $117.5 million, and other operating uses of $22.7 million. The uses of cash in the first quarter of 2005 were partially offset by first quarter earnings of $122.7 million, a decrease in receivables of $76.0 million and various noncash items deducted from net income.

In the first quarter of 2004, uses of operating cash included net investments in inventories of $267.3 million (excluding the effect of an acquisition, $16.3 million of inventories acquired through seller financing and $9.0 million of inventory of consolidated variable interest entities), a decrease in accounts payable, accrued expenses and other liabilities of $18.7 million, and other operating uses of $1.8 million. Partially offsetting these uses were first quarter earnings of $74.2 million, a decrease in receivables of $55.4 million, and various noncash items deducted from net income.

Investing activities used cash of $20.8 million in the first three months of 2005 and $52.4 million in the year-earlier period. In the first quarter of 2005, $14.8 million was used for investments in unconsolidated joint ventures and $6.2 million was used for net purchases of property and equipment. The cash used was partially offset by $.1 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities have served as collateral and $.1 million provided from net sales of mortgages held for long-term investment. In the first quarter of 2004, investing activities used $46.9 million, net of cash acquired, for an acquisition, $4.1 million for net purchases of property and equipment and $2.3 million for investments in unconsolidated joint ventures. The cash used in 2004 was partly offset by $.8 million in proceeds received from mortgage-backed securities and $.1 million from net sales of mortgages held for long-term investment.

Financing activities provided cash of $315.9 million in first three months of 2005 and $284.9 million in the first three months of 2004. In the first quarter of 2005, sources of cash included $298.1 million in proceeds from the issuance of the $300 Million Senior Notes, $36.3 million from the issuance of common stock under employee stock plans and $13.2 million in proceeds from short-term borrowings. Partially offsetting the cash provided were payments of $16.4 million to minority interests, dividend payments of $15.2 million and payments of $.1 million on collateralized mortgage obligations. On December 15, 2004, pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission on November 12, 2004, the Company issued the $300 Million Senior Notes at 99.357% of the principal amount of the notes. The notes, which are due January 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $300 Million Senior Notes may be redeemed, in whole at any time or from time to time in part at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments, plus, in each case a premium, plus accrued and unpaid interest to the applicable redemption date. The $300 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $300 Million Senior Notes to repay borrowings under the $1 Billion Credit Facility. On December 2, 2004, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $.75 per share from $.50 per share. The first quarterly dividend at the increased rate of $.1875 per share was paid on February 24, 2005 to stockholders of record on February 10, 2005. (The per share amounts reflect the impact of the two-for-one stock split.)

Financing activities in the first quarter of 2004 provided $248.7 million from the issuance of 5 3/4% senior notes, $32.5 million in proceeds from short-term borrowings, $15.5 million from the issuance of common stock under employee stock plans and $.5 million of payments from minority interests. Partially offsetting the cash provided were $9.8 million used for cash dividend payments and $2.5 million used for payments on collateralized mortgage obligations.

As of February 28, 2005, the Company had $393.2 million available under its $1 Billion Credit Facility, net of $170.9 million of outstanding letters of credit. French unsecured financing agreements, totaling $234.0 million, had in the aggregate $228.3 million available at February 28, 2005. In addition, the Company’s mortgage banking operation had $250.1 million available under its $300 million master loan and security agreement and $140.2 million of capacity available under its $150 million master loan and security agreement at the end of the first quarter of 2005. The Company’s mortgage banking subsidiary also has a $300 million purchase and sale agreement, which allows it to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facilities. This agreement is not committed and may be terminated at the discretion of the counterparties. The debt of the Company’s mortgage banking subsidiary is non-recourse to the Company’s construction business.

The Company’s financial leverage, as measured by the ratio of construction debt to total capital, was 52.2% at February 28, 2005 compared to 48.2% at February 29, 2004. Construction debt to total capital is not a financial measure in accordance with generally accepted accounting principles (“GAAP”). However, the Company believes this ratio is preferable to total debt to total capital, the most comparable GAAP measure, in order to maintain comparability with other publicly traded homebuilders for stockholders, investors and analysts. A reconciliation of the non-GAAP measure, construction debt to total capital, to the most comparable GAAP measure, total debt to total capital, follows (in thousands):

	February 28, 2005		February 29, 2004
	Total debt	Construction	Total debt	Construction
	to total	debt to total	to total	debt to total
	capital	capital	capital	capital
Debt:
Construction	$2,389,073	$2,389,073	$1,565,706	$1,565,706
Mortgage banking	59,665	—	125,747	—

Total debt	$2,448,738	$2,389,073	$1,691,453	$1,565,706

Total debt	$2,448,738	$2,389,073	$1,691,453	$1,565,706
Stockholders’ equity	2,188,283	2,188,283	1,681,743	1,681,743

Total capital	$4,637,021	$4,577,356	$3,373,196	$3,247,449

Ratio	52.8%	52.2%	50.1%	48.2%

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

Off-Balance Sheet Arrangements

In the ordinary course of its business, the Company enters into land option contracts in order to procure land for the construction of homes. The use of such option arrangements allows the Company to reduce the risks associated with land ownership and development; reduce its financial commitments, including interest and other carrying costs; and minimize land inventories. As of February 28, 2005, excluding consolidated VIEs, the

Company had cash deposits and/or letters of credit totaling $187.6 million which were associated with land option contracts having an aggregate purchase price of $2.82 billion.

The Company is often required to obtain bonds and letters of credit in support of its obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water, among other things. As of February 28, 2005, the Company had outstanding approximately $888.4 million and $170.9 million of performance bonds and letters of credit, respectively. The Company does not believe that any currently outstanding bonds or letters of credit will be called.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies and estimates during the three months ended February 28, 2005 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2004.

Outlook

The Company’s residential backlog as of February 28, 2005 consisted of 23,334 units, representing aggregate future revenues of approximately $5.80 billion. The Company’s backlog units and backlog value at February 28, 2005 increased 40.1% and 58.0%, respectively, from 16,660 units, representing aggregate future revenues of approximately $3.67 billion, at February 29, 2004. Company-wide net orders of 9,901 for the first three months of 2005 were up 22.9% compared to the 8,054 net orders generated in the first three months of 2004.

The Company’s domestic operations accounted for approximately $4.80 billion of backlog value on 18,882 units at February 28, 2005 compared to $3.12 billion on 14,080 units at February 29, 2004. In the Company’s West Coast region, the backlog value rose 52.3% to approximately $1.88 billion on 4,229 units at February 28, 2005 compared to $1.23 billion on 3,175 units at February 29, 2004. Net orders generated in the West Coast region increased 13.2% to 1,857 units in the first quarter of 2005 from 1,640 units for the same quarter a year ago. In the Southwest region, the backlog value rose 45.2% to approximately $1.20 billion on 5,120 units at February 28, 2005 from $827.2 million on 4,232 units at February 29, 2004, while net orders rose 5.8% to 2,140 units in the first quarter of 2005 from 2,023 in the year-earlier quarter. In the Company’s Central region, backlog totaled approximately $719.9 million on 4,726 units at the end of the first quarter of 2005, up 14.5% from $628.7 million on 4,105 units a year earlier. The Company’s net orders in the region were up 15.9% to 2,541 units in the first quarter of 2005 from 2,192 units in the same period of 2004. In the Company’s Southeast region, the backlog value increased 130.6% to approximately $997.9 million on 4,807 units at February 28, 2005 from $432.7 million on 2,568 units at February 29, 2004. Net orders in the region increased 46.8% to 1,841 units in the first quarter of 2005 from 1,254 units for the year-earlier period.

In France, the value of residential backlog at February 28, 2005 increased 82.2% to approximately $1.00 billion on 4,452 units compared to $552.1 million on 2,580 units a year earlier. The Company’s net orders in France increased 61.1% to 1,522 in the first quarter of 2005 from 945 in the first quarter of 2004. The Company’s French commercial operations had no backlog at February 28, 2005 compared to $19.7 million at February 29, 2004 due to a decrease in commercial development activities.

Substantially all of the homes included in residential backlog are expected to be delivered in 2005; however, cancellation rates could increase, particularly if market conditions deteriorate or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

The Company continues to have a positive outlook for the remainder of 2005 as a result of its strong unit and dollar backlog, solid cash and borrowing positions and commitment to adhere to the disciplines of its KBnxt operational business model. The overall strength of the Company’s homebuilding business combined with the generally favorable operating environment, overall healthy housing market and historically low mortgage interest rates are expected to lead the Company to record operating and financial results in 2005. The Company believes that it is well-positioned to achieve increased profitability in 2005 as anticipated increases in unit delivery volume and average selling prices are expected to drive revenue growth and operating margins are also expected to expand. In 2005, the Company plans to further develop its existing businesses in the 36 dynamic markets across the United States and in France where it currently operates. With a strong platform for future growth, the Company plans to emphasize de novo and organic growth in 2005 as it continues to develop its existing operations and considers entry into adjacent markets. The Company believes its growth strategy for 2005 is aligned with its objective of becoming an investment grade company. The Company expects to continue to create shareholder value in 2005 by operating its geographically diverse business in accordance with its proven KBnxt operational business model.

Safe Harbor Statement

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial or operating performance (including future revenues, unit deliveries, expenses, margins, earnings or earnings per share or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of backlog, including amounts that we expect to realize upon delivery of units included in backlog and the timing of those deliveries, potential future acquisitions and the impact of completed acquisitions, future share repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about KB Home, economic and market factors and the homebuilding industry, among other things. These statements are not guarantees of future performance, and the Company has no specific policy or intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions, material prices and availability, labor costs and availability, interest rates and our debt levels, the secondary market for loans, consumer confidence, competition, currency exchange rates (insofar as they affect the Company’s operations in France), environmental factors (including weather, natural disasters or similar environmental events) government regulations affecting the Company’s operations, the availability and cost of land in desirable areas and the continued impact of terrorist activities and United States response, unanticipated violations of Company policies, unanticipated legal or regulatory proceedings or claims, and conditions in the capital, credit and homebuilding markets. See the Company’s Annual Report on Form 10-K for the year ended November 30, 2004 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company’s business.

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

The following table sets forth as of February 28, 2005, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated market value (in thousands):

Fiscal Year of		Weighted Average
Expected Maturity	Fixed Rate Debt (1)	Interest Rate
2005	$—	—
2006	—	—
2007	—	—
2008	—	—
2009	398,645	8.7
Thereafter	1,441,033	7.0

Total	$1,839,678	7.5%

Fair value at February 28, 2005	$1,983,657

(1)	Includes senior and senior subordinated notes.

For additional information regarding the Company’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

Item 4. Controls and Procedures

The Company has established disclosure controls and procedures to ensure the information required to be disclosed by KB Home, including its consolidated entities, in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, (the”Act”) is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Under the supervision and with the participation of senior management, including the Company’s Chairman and Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), the Company evaluated its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2005 to ensure the timely disclosure of required information in the Company’s periodic Securities and Exchange Commission filings.

PART II . OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Stockholders of the Company was held on April 7, 2005, at which the following matters set forth in the Company’s Proxy Statement dated February 14, 2005, which was filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below. All numbers reported are shares of the Company’s common stock.

(1)	The nominees listed below were elected directors with the respective votes set forth opposite their names:

Nominee	For	Authority Withheld
Mr. James A. Johnson	38,109,190	3,811,226
Mr. Terrence Lanni	39,953,607	1,966,809
Dr. Barry Munitz	39,930,755	1,989,661

Mr. Johnson, Mr. Lanni and Dr. Munitz were elected for a three-year term expiring at the 2008 Annual Meeting of Stockholders.

Mr. Kenneth M. Jastrow, II, Mr. Bruce Karatz, Ms. Melissa Lora and Mr. Michael McCaffery continue as directors and, if nominated, will next stand for re-election at the 2006 Annual Meeting of Stockholders. Mr. Ronald W. Burkle, Dr. Ray R. Irani, Mr. Leslie Moonves and Mr. Luis G. Nogales continue as directors and, if nominated, will next stand for re-election at the 2007 Annual Meeting of Stockholders.

(2)	An amendment to the amended certificate of incorporation of KB Home to increase the number of authorized shares of KB Home common stock from 100 million to 300 million was approved with 40,344,543 votes for the proposal, 1,339,769 votes against and 236,100 votes abstaining.

(3)	The appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending November 30, 2005 was ratified with 40,979,392 votes for the proposal, 699,561 votes against and 241,462 votes abstaining.

Item 5. Other Information

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three-month periods ended February 28, 2005 and February 29, 2004, together with backlog data in terms of units and value by geographical region as of February 28, 2005 and February 29, 2004.

								Backlog - Value
	Deliveries		Net Orders		Backlog - Units			In Thousands
Region	2005	2004	2005	2004	2005	2004		2005	2004
West Coast	1,095	1,106	1,857	1,640	4,229	3,175		$1,878,556	$1,233,144

Southwest	1,572	1,654	2,140	2,023	5,120	4,232		1,200,915	827,151

Central	1,873	1,658	2,541	2,192	4,726	4,105		719,885	628,672

Southeast	1,314	918	1,841	1,254	4,807	2,568	*	997,926	432,713	*

France	993	860	1,522	945	4,452	2,580		1,006,152	552,120

Total	6,847	6,196	9,901	8,054	23,334	16,660	*	$5,803,434	$3,673,800	*

Unconsolidated joint ventures	210	143	55	350	340	728		$60,370	$133,428

*	Backlog amounts for 2004 have been adjusted to reflect the acquisition of Palmetto. Therefore, backlog amounts at November 30, 2003 combined with net order and delivery activity for the first three months of 2004 will not equal backlog at February 29, 2004.

Item 6. Exhibits

Exhibits

31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME

Registrant

Dated	April 8, 2005	/s/ BRUCE KARATZ

Bruce Karatz
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated	April 8, 2005	/s/ DOMENICO CECERE

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