Form 10-Q
period 2005-05-31
KB HOME
filed 2005-07-08
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 31, 2005.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from [ ] to [ ].

Commission File No. 001-9195

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

Yes ☑  No ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT’S CLASSES OF COMMON STOCK AS OF MAY 31, 2005.

Common stock, par value $1.00 per share, 95,945,820 shares outstanding, including 14,152,930 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 17,015,587 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

KB HOME

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts — Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2005	2004	2005	2004
Total revenues	$3,766,446	$2,923,795	$2,130,326	$1,570,386

Construction:
Revenues	$3,748,806	$2,899,971	$2,120,313	$1,558,092
Construction and land costs	(2,764,651)	(2,233,372)	(1,552,276)	(1,190,304)
Selling, general and administrative expenses	(493,783)	(380,303)	(273,285)	(200,971)

Operating income	490,372	286,296	294,752	166,817

Interest income	1,771	2,196	791	1,007
Interest expense, net of amounts capitalized	(6,417)	(10,806)	(4,001)	(6,285)
Minority interests	(33,426)	(22,639)	(19,066)	(13,933)
Equity in pretax income of unconsolidated joint ventures	7,779	3,664	2,162	2,427

Construction pretax income	460,079	258,711	274,638	150,033

Mortgage banking:
Revenues:
Interest income	5,050	4,995	2,501	2,430
Other	12,590	18,829	7,512	9,864

	17,640	23,824	10,013	12,294

Expenses:
Interest	(3,129)	(1,965)	(1,446)	(902)
General and administrative	(13,533)	(17,356)	(8,192)	(8,919)

Mortgage banking pretax income	978	4,503	375	2,473

Total pretax income	461,057	263,214	275,013	152,506
Income taxes	(156,800)	(86,900)	(93,500)	(50,400)

Net income	$304,257	$176,314	$181,513	$102,106

Basic earnings per share	$3.76	$2.24	$2.22	$1.29

Diluted earnings per share	$3.47	$2.08	$2.06	$1.20

Basic average shares outstanding	80,938	78,644	81,665	78,968

Diluted average shares outstanding	87,750	84,886	88,044	85,156

Cash dividends per common share	$.3750	$.2500	$.1875	$.1250

See accompanying notes.

KB HOME

CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	May 31,	November 30,
	2005	2004
ASSETS

Construction:
Cash and cash equivalents	$76,279	$190,660
Trade and other receivables	461,174	513,974
Inventories	5,094,819	4,143,254
Investments in unconsolidated joint ventures	204,702	168,425
Deferred income taxes	216,720	217,618
Goodwill	244,887	249,313
Other assets	150,604	142,252

	6,449,185	5,625,496

Mortgage banking:
Cash and cash equivalents	29,835	43,536
Receivables:
First mortgages and mortgage-backed securities	1,632	2,033
First mortgages held under commitments of sale and other receivables	70,950	148,693
Other assets	16,117	16,198

	118,534	210,460

Total assets	$6,567,719	$5,835,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

Construction:
Accounts payable	$739,892	$749,050
Accrued expenses and other liabilities	865,644	810,913
Mortgages and notes payable	2,370,952	1,975,600

	3,976,488	3,535,563

Mortgage banking:
Accounts payable and accrued expenses	80,328	45,025
Notes payable	9,047	71,629
Collateralized mortgage obligations secured by mortgage-backed securities	883	1,018

	90,258	117,672

Minority interests in consolidated subsidiaries and joint ventures	134,700	127,040

Common stock	112,961	110,273
Paid-in capital	657,373	596,454
Retained earnings	2,113,150	1,848,944
Accumulated other comprehensive income	40,488	59,968
Deferred compensation	(5,314)	(6,046)
Grantor stock ownership trust, at cost	(153,794)	(160,334)
Treasury stock, at cost	(398,591)	(393,578)

Total stockholders’ equity	2,366,273	2,055,681

Total liabilities and stockholders’ equity	$6,567,719	$5,835,956

See accompanying notes.

KB HOME

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Six Months Ended May 31,
	2005	2004
Cash flows from operating activities:
Net income	$304,257	$176,314
Adjustments to reconcile net income to net cash used by operating activities:
Equity in pretax income of unconsolidated joint ventures	(7,779)	(3,664)
Minority interests	33,426	22,639
Amortization of discounts and issuance costs	1,941	868
Depreciation and amortization	10,160	10,448
Provision for deferred income taxes	898	13,642
Change in assets and liabilities, net of effects from acquisitions:
Receivables	130,543	46,144
Inventories	(795,139)	(525,253)
Accounts payable, accrued expenses and other liabilities	38,381	(13,324)
Other, net	(37,455)	(13,166)

Net cash used by operating activities	(320,767)	(285,352)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(56,527)
Investments in unconsolidated joint ventures	(28,498)	(48,594)
Net sales of mortgages held for long-term investment	188	204
Payments received on first mortgages and mortgage-backed securities	213	1,525
Purchases of property and equipment, net	(11,533)	(10,507)

Net cash used by investing activities	(39,630)	(113,899)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	(17,131)	180,563
Proceeds from issuance of senior notes	298,071	248,685
Payments on collateralized mortgage obligations	(135)	(1,019)
Payments on mortgages, land contracts and other loans	(47,807)	(9,381)
Issuance of common stock under employee stock plans	68,846	29,010
Payments to minority interests	(34,002)	(7,062)
Payments of cash dividends	(30,514)	(19,658)
Repurchases of common stock	(5,013)	(66,125)

Net cash provided by financing activities	232,315	355,013

Net decrease in cash and cash equivalents	(128,082)	(44,238)
Cash and cash equivalents at beginning of period	234,196	138,119

Cash and cash equivalents at end of period	$106,114	$93,881

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$4,154	$4,288

Income taxes paid	$47,474	$69,289

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$113,931	$38,376

Inventory of consolidated variable interest entities	$42,495	$19,440

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of May 31, 2005, the results of its consolidated operations for the six months and three months ended May 31, 2005 and 2004, and its consolidated cash flows for the six months ended May 31, 2005 and 2004. The results of operations for the six months and three months ended May 31, 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2004 has been taken from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2004 contained in the Company’s 2004 Annual Report to Stockholders.

On April 7, 2005, the Company’s board of directors declared a two-for-one split of the Company’s common stock. The two-for-one split was effected in the form of a 100% stock dividend paid on April 28, 2005 to stockholders of record at the close of business on April 18, 2005. Accordingly, all share and per share amounts have been restated to reflect the impact of the two-for-one stock split.

Segment information

The Company has identified two reportable segments: construction and mortgage banking. Information for the Company’s reportable segments is presented in its consolidated statements of income and consolidated balance sheets included herein. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon a number of factors, including pretax results.

Stock-based compensation

The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations and, therefore, recorded no compensation expense in the determination of net income during the six-month and three-month periods ended May 31, 2005 and 2004. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in the six-month and three-month periods ended May 31, 2005 and 2004 (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2005	2004	2005	2004
Net income-as reported	$304,257	$176,314	$181,513	$102,106
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(9,763)	(6,635)	(5,229)	(3,601)

Pro forma net income	$294,494	$169,679	$176,284	$98,505

Earnings per share:

Basic-as reported	$3.76	$2.24	$2.22	$1.29

Basic-pro forma	3.64	2.16	2.16	1.25

Diluted-as reported	3.47	2.08	2.06	1.20

Diluted-pro forma	3.42	2.03	2.02	1.17

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies (continued)

Earnings per share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts.

The following table presents a reconciliation of average shares outstanding (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2005	2004	2005	2004
Basic average shares outstanding	80,938	78,644	81,665	78,968
Net effect of stock options assumed to be exercised	6,812	6,242	6,379	6,188

Diluted average shares outstanding	87,750	84,886	88,044	85,156

Comprehensive Income

The following table presents the components of comprehensive income (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2005	2004	2005	2004
Net income	$304,257	$176,314	$181,513	$102,106

Foreign currency translation adjustment	(19,480)	3,707	(20,333)	(4,883)

Comprehensive income	$284,777	$180,021	$161,180	$97,223

The accumulated balances of other comprehensive income in the balance sheets as of May 31, 2005 and November 30, 2004 are comprised solely of cumulative foreign currency translation adjustments of $40.5 million and $60.0 million, respectively.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the 2005 presentation.

2.	Inventories

Inventories consist of the following (in thousands):

	May 31,	November 30,
	2005	2004
Homes, lots and improvements in production	$3,965,549	$3,275,435

Land under development	1,129,270	867,819

Total inventories	$5,094,819	$4,143,254

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Inventories (continued)

The Company’s interest costs are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2005	2004	2005	2004
Capitalized interest, beginning of period	$167,249	$122,741	$189,966	$133,100
Interest incurred	85,367	64,280	44,171	33,680
Interest expensed	(6,417)	(10,806)	(4,001)	(6,285)
Interest amortized	(38,379)	(34,500)	(22,316)	(18,780)

Capitalized interest, end of period	$207,820	$141,715	$207,820	$141,715

3.	Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (as amended, “FASB Interpretation No. 46”) to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities (referred to as “variable interest entities” or “VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46, an enterprise that absorbs a majority of a VIE’s expected losses, receives a majority of a VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity.

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

In compliance with FASB Interpretation No. 46, the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $155.4 million to inventory and other liabilities in the Company’s consolidated balance sheet at May 31, 2005. The Company’s cash deposits related to these land option contracts totaled $15.9 million at May 31, 2005. Creditors, if any, of these VIEs have no recourse against the Company. As of May 31, 2005, excluding consolidated VIEs, the Company had cash deposits and/or letters of credit totaling $238.3 million which were associated with land option contracts having an aggregate purchase price of $3.28 billion.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Goodwill

The changes in the carrying amount of goodwill for the six months ended May 31, 2005, are as follows (in thousands):

2005
Balance, beginning of period	$249,313

Goodwill acquired	—

Foreign currency translation	(4,426)

Balance, end of period	$244,887

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

In the normal course of its business and pursuant to its risk management policy, the Company’s mortgage banking subsidiary uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. When interest rates rise, IRLCs and mortgage loans held for sale decline in value. To preserve the value of its mortgage inventory and minimize the impact of movements in market interest rates on the IRLCs and mortgage loans held for sale, the mortgage banking subsidiary enters into mandatory and non-mandatory forward contracts to sell loans.

The following table summarizes the interest rate sensitive instruments of the mortgage banking operations (in thousands):

	May 31, 2005		November 30, 2004
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Instruments:

Loans held for sale	$39,762	$39,783	$127,249	$127,346

Forward delivery contracts	51,910	(213)	41,105	210

IRLCs	29,486	125	23,468	(39)

6.	Mortgages and Notes Payable

On December 3, 2004, the Company exchanged all of its privately placed $350 million 6 3/8% senior notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.

On December 15, 2004, pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission on November 12, 2004 (the “2004 Shelf Registration”), the Company issued $300 million of 5 7/8% senior notes (the “$300 Million Senior Notes”) at 99.357% of the principal amount of the

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Mortgages and Notes Payable (continued)

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

On February 7, 2005, the Company transferred 481,352 shares of its French subsidiary’s (“KBSA”) stock, held by the Company, to KBSA to fulfill certain equity compensation obligations of KBSA to certain KBSA employees. The transaction resulted in an increase in the Company’s minority interests in consolidated subsidiaries and joint ventures and a net decrease of $8.2 million in its retained earnings. Since the transfer of shares, as of February 7, 2005, the Company has maintained a 49% equity interest in KBSA and has 68% of the voting rights associated with KBSA stock. KBSA continues to be consolidated in the Company’s financial statements.

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

Changes in the Company’s warranty liability are as follows (in thousands):

	Six Months Ended May 31,
	2005	2004
Balance, beginning of period	$99,659	$76,948

Warranties issued	35,918	24,637

Payments and adjustments	(25,210)	(18,499)

Balance, end of period	$110,367	$83,086

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

The Company is often required to obtain bonds and letters of credit in support of its obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water, among other things. At May 31, 2005, the Company had outstanding approximately $921.1 million and $209.9 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.

Borrowings outstanding and letters of credit issued under the Company’s $1 Billion Credit Facility are guaranteed by the Guarantor Subsidiaries. As of May 31, 2005, such borrowings and letters of credit totaled $427.5 million and $209.9 million, respectively.

The Company conducts a portion of its land acquisition, development and other activities through joint ventures. These joint ventures had outstanding secured construction debt of approximately $713.8 million at May 31, 2005. In certain instances, the Company provides varying levels of guarantees on debt of unconsolidated joint ventures. When the Company or its subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At May 31, 2005, the Company had payment guarantees related to the third-party debt of three unconsolidated joint ventures. One of these joint ventures had aggregate third-party debt of $402.1 million at May 31, 2005, of which each of the joint venture partners guaranteed a pro rata share. The Company’s share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 48.5% or $195.0 million. The remaining two joint ventures collectively had total third-party debt of $19.6 million at May 31, 2005, of which each of the joint venture partners guaranteed a pro rata share. The Company’s share of this guarantee was 50% or $9.8 million. The Company had limited maintenance guarantees of $152.1 million of unconsolidated entity debt at May 31, 2005. The limited maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture and increase the Company’s share of any funds such unconsolidated joint venture distributes.

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Stockholders Equity (continued)

per share was paid on February 24, 2005 to stockholders of record on February 10, 2005. (The per share amounts reflect the impact of the two-for-one stock split effected in April 2005.)

10.	Recent Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123R is effective for most public companies at the beginning of the first fiscal year beginning after June 15, 2005. The Company believes that the implementation of the provisions of SFAS No. 123R will not have a material impact on its consolidated financial position or results of operations.

11.	Stock Split

On April 7, 2005, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of the Company’s common stock from 100 million to 300 million. Immediately following this action, the Company’s board of directors declared a two-for-one split of the Company’s common stock in the form of a 100% stock dividend that was paid on April 28, 2005 to stockholders of record at the close of business on April 18, 2005.

12.	Supplemental Guarantor Information

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Supplemental Guarantor Information (continued) Condensed Consolidating Income Statements
Six Months Ended May 31, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$2,403,884	$1,362,562	$—	$3,766,446

Construction:
Revenues	$—	$2,403,884	$1,344,922	$—	$3,748,806
Construction and land costs	—	(1,713,879)	(1,050,772)	—	(2,764,651)
Selling, general and administrative expenses	(61,993)	(235,771)	(196,019)	—	(493,783)

Operating income (loss)	(61,993)	454,234	98,131	—	490,372
Interest expense, net of amounts capitalized	87,380	(59,069)	(34,728)	—	(6,417)
Minority interests	(10,810)	(13,090)	(9,526)	—	(33,426)
Other expense	247	5,012	4,291	—	9,550

Construction pretax income	14,824	387,087	58,168	—	460,079

Mortgage banking pretax income	—	—	978	—	978

Total pretax income	14,824	387,087	59,146	—	461,057
Income taxes	(5,000)	(131,600)	(20,200)	—	(156,800)
Equity in earnings of subsidiaries	294,433	—	—	(294,433)	—

Net income	$304,257	$255,487	$38,946	$(294,433)	$304,257

Six Months Ended May 31, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$1,942,420	$981,375	$—	$2,923,795

Construction:
Revenues	$—	$1,942,420	$957,551	$—	$2,899,971
Construction and land costs	—	(1,463,557)	(769,815)	—	(2,233,372)
Selling, general and administrative expenses	(42,607)	(199,805)	(137,891)	—	(380,303)

Operating income (loss)	(42,607)	279,058	49,845	—	286,296
Interest expense, net of amounts capitalized	69,595	(50,553)	(29,848)	—	(10,806)
Minority interests	(6,623)	(11,938)	(4,078)	—	(22,639)
Other expense	1,248	520	4,092	—	5,860

Construction pretax income	21,613	217,087	20,011	—	258,711

Mortgage banking pretax income	—	—	4,503	—	4,503

Total pretax income	21,613	217,087	24,514	—	263,214
Income taxes	(7,200)	(71,600)	(8,100)	—	(86,900)
Equity in earnings of subsidiaries	161,901	—	—	(161,901)	—

Net income	$176,314	$145,487	$16,414	$(161,901)	$176,314

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Supplemental Guarantor Information (continued)

Condensed Consolidating Income Statements Three Months Ended May 31, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$1,369,596	$760,730	$—	$2,130,326

Construction:

Revenues	$—	$1,369,596	$750,717	$—	2,120,313
Construction and land costs	—	(970,477)	(581,799)	—	(1,552,276)
Selling, general and administrative expenses	(33,982)	(131,811)	(107,492)	—	(273,285)

Operating income (loss)	(33,982)	267,308	61,426	—	294,752
Interest expense, net of amounts capitalized	43,985	(29,918)	(18,068)	—	(4,001)
Minority interests	(6,261)	(6,921)	(5,884)	—	(19,066)
Other expense	130	1,211	1,612	—	2,953

Construction pretax income	3,872	231,680	39,086	—	274,638

Mortgage banking pretax income	—	—	375	—	375

Total pretax income	3,872	231,680	39,461	—	275,013
Income taxes	(1,300)	(78,800)	(13,400)	—	(93,500)
Equity in earnings of subsidiaries	178,941	—	—	(178,941)	—

Net income	$181,513	$152,880	$26,061	$(178,941)	$181,513

Three Months Ended May 31, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$1,026,495	$543,891	$—	$1,570,386

Construction:
Revenues	$—	$1,026,495	$531,597	$—	$1,558,092
Construction and land costs	—	(766,548)	(423,756)	—	(1,190,304)
Selling, general and administrative expenses	(19,989)	(105,885)	(75,097)	—	(200,971)

Operating income (loss)	(19,989)	154,062	32,744	—	166,817
Interest expense, net of amounts capitalized	34,810	(25,597)	(15,498)	—	(6,285)
Minority interests	(4,742)	(6,752)	(2,439)	—	(13,933)
Other expense	1,182	241	2,011	—	3,434

Construction pretax income	11,261	121,954	16,818	—	150,033

Mortgage banking pretax income	—	—	2,473	—	2,473

Total pretax income	11,261	121,954	19,291	—	152,506
Income taxes	(3,800)	(40,200)	(6,400)	—	(50,400)
Equity in earnings of subsidiaries	94,645	—	—	(94,645)	—

Net income	$102,106	$81,754	$12,891	$(94,645)	$102,106

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheets May 31, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$29,328	$(30,197)	$77,148	$—	$76,279
Trade and other receivables	7,982	113,900	339,292	—	461,174
Inventories	—	3,612,571	1,482,248	—	5,094,819
Other assets	425,478	165,557	225,878	—	816,913

	462,788	3,861,831	2,124,566	—	6,449,185

Mortgage banking	—	—	118,534	—	118,534
Investment in subsidiaries	286,588	—	—	(286,588)	—

Total assets	$749,376	$3,861,831	$2,243,100	$(286,588)	$6,567,719

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$273,516	$703,434	$628,586	$—	$1,605,536
Mortgages and notes payable	2,068,816	43,637	258,499	—	2,370,952

	2,342,332	747,071	887,085	—	3,976,488

Minority interests in consolidated subsidiaries and joint ventures	106,396	11,990	16,314	—	134,700
Mortgage banking	—	—	90,258	—	90,258
Intercompany	(4,065,625)	3,102,770	962,855	—	—
Stockholders’ equity	2,366,273	—	286,588	(286,588)	2,366,273

Total liabilities and stockholders’ equity	$749,376	$3,861,831	$2,243,100	$(286,588)	$6,567,719

November 30, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$94,644	$(15,102)	$111,118	$—	$190,660
Trade and other receivables	12,950	84,831	416,193	—	513,974
Inventories	—	2,901,570	1,241,684	—	4,143,254
Other assets	521,683	140,999	114,926	—	777,608

	629,277	3,112,298	1,883,921	—	5,625,496

Mortgage banking	—	—	210,460	—	210,460
Investment in subsidiaries	350,137	—	—	(350,137)	—

Total assets	$979,414	$3,112,298	$2,094,381	$(350,137)	$5,835,956

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$210,239	$649,067	$700,657	$—	$1,559,963
Mortgages and notes payable	1,733,689	38,269	203,642	—	1,975,600

	1,943,928	687,336	904,299	—	3,535,563

Minority interests in consolidated subsidiaries and joint ventures	84,820	22,949	19,271	—	127,040
Mortgage banking	—	—	117,672	—	117,672
Intercompany	(3,105,015)	2,402,013	703,002	—	—
Stockholders’ equity	2,055,681	—	350,137	(350,137)	2,055,681

Total liabilities and stockholders’ equity	$979,414	$3,112,298	$2,094,381	$(350,137)	$5,835,956

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Cash Flows Six Months Ended May 31, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$304,257	$255,487	$38,946	$(294,433)	$304,257
Adjustments to reconcile net income to net cash provided (used) by operating activities	187,721	(643,465)	(169,280)	—	(625,024)

Net cash provided (used) by operating activities	491,978	(387,978)	(130,334)	(294,433)	(320,767)

Cash flows from investing activities:
Other, net	2,762	(22,707)	(19,685)	—	(39,630)

Net provided (used) by investing activities:	2,762	(22,707)	(19,685)	—	(39,630)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	36,500	—	(53,631)	—	(17,131)
Proceeds from issuance of notes	298,071	—	—	—	298,071
Other, net	21,907	(49,678)	(20,854)	—	(48,625)
Intercompany	(916,534)	445,268	176,833	294,433	—

Net cash provided (used) by financing activities:	(560,056)	395,590	102,348	294,433	232,315

Net decrease in cash and cash equivalents	(65,316)	(15,095)	(47,671)	—	(128,082)

Cash and cash equivalents at beginning of year	94,644	(15,102)	154,654	—	234,196

Cash and cash equivalents at end of year	$29,328	$(30,197)	106,983	$—	$106,114

Six Months Ended May 31, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$176,314	$145,487	$16,414	$(161,901)	$176,314
Adjustments to reconcile net income to net cash provided (used) by operating activities	(4,083)	(411,629)	(45,954)	—	(461,666)

Net cash provided (used) by operating activities	172,231	(266,142)	(29,540)	(161,901)	(285,352)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(56,527)	—	(56,527)
Other, net	(241)	(49,239)	(7,892)	—	(57,372)

Net cash used by investing activities:	(241)	(49,239)	(64,419)	—	(113,899)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	237,900	—	(57,337)	—	180,563
Proceeds from issuance of notes	248,685	—	—	—	248,685
Repurchases of common stock	(66,125)	—	—	—	(66,125)
Other, net	9,352	(8,069)	(9,393)	—	(8,110)
Intercompany	(661,585)	308,967	190,717	161,901	—

Net cash provided (used) by financing activities:	(231,773)	300,898	123,987	161,901	355,013

Net increase (decrease) in cash and cash equivalents	(59,783)	(14,483)	30,028	—	(44,238)

Cash and cash equivalents at beginning of year	28,386	(49,060)	158,793	—	138,119

Cash and cash equivalents at end of year	$(31,397)	$(63,543)	$188,821	$—	$93,881

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13.	Subsequent Events

The Company’s mortgage banking subsidiary originates loans insured by the United States Department of Housing and Urban Development (“HUD”). In May 2004, HUD initiated an audit of certain loans which were underwritten by the mortgage banking subsidiary during 2001 and 2002 in Texas, Arizona and Colorado and informed the Company’s mortgage banking subsidiary that it may seek indemnification for any loans in default, as well as possible administrative action and civil penalties. In June 2005, the Company’s mortgage banking subsidiary settled the matter with HUD for $3.2 million. This amount is reflected in the Company’s mortgage banking results for the three months and six months ended May 31, 2005.

Pursuant to the 2004 Shelf Registration, on June 2, 2005, the Company issued $300 million of 6 1/4% senior notes at 99.533% of the principal amount of the notes, and on June 27, 2005, issued an additional $150 million of 6 1/4% senior notes in the same series (collectively, the “$450 Million Senior Notes”) at 100.614% of the principal amount of the notes plus accrued interest from June 2, 2005. The $450 Million Senior Notes, which are due June 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The notes may be redeemed, in whole at any time or from time to time in part at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments, plus, in each case a premium, plus accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $450 Million Senior Notes to repay borrowings under its $1 Billion Credit Facility.

On June 30, 2005, the Company entered into an agreement to sell substantially all of the assets of its mortgage banking subsidiary to Countrywide Home Loans, Inc. (“Countrywide”), a subsidiary of Countrywide Financial Corporation, and to concurrently establish a joint venture with Countrywide which will make home loans to the Company’s homebuyers. The Company and Countrywide will each maintain a 50% ownership interest in the joint venture with Countrywide providing oversight of the joint venture’s operations. It is anticipated that the transaction will be accounted for as an unconsolidated joint venture by the Company. Under the terms of the agreement, the Company will receive all cash in exchange for the assets sold. The Company does not currently believe that the transaction, which is expected to close in the fourth quarter of 2005, will have a material impact on its consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

OVERVIEW

Total revenues for the three months ended May 31, 2005 increased $559.9 million, or 35.7%, to $2.13 billion from $1.57 billion for the three months ended May 31, 2004. For the six months ended May 31, 2005, total revenues increased $842.7 million, or 28.8%, to $3.77 billion from $2.92 billion for the year-earlier period. The increases in total revenues for the three-month and six-month periods of 2005 compared to the corresponding periods of 2004 resulted primarily from higher housing revenues. Net income for the second quarter of 2005 increased 77.8% to $181.5 million, or $2.06 per diluted share, from $102.1 million, or $1.20 per diluted share, for the second quarter of 2004. Net income for the six months ended May 31, 2005 rose 72.6% to $304.3 million, or $3.47 per diluted share, compared to $176.3 million, or $2.08 per diluted share, for the six months ended May 31, 2004. The increases in net income in the second quarter and first half of 2005 compared to the corresponding periods of 2004 were principally driven by higher revenues and improved operating income margins, partly offset by a slight increase in the Company’s effective tax rate.

CONSTRUCTION

Construction revenues increased by $562.2 million, or 36.1%, to $2.12 billion in the second quarter of 2005 from $1.56 billion in the second quarter of 2004 mainly due to an increase in housing revenues. The Company’s construction revenues are generated from operations in the United States and France. The Company’s domestic operating divisions are grouped into four regions: “West Coast” – California; “Southwest” – Arizona, Nevada and New Mexico; “Central” – Colorado, Illinois, Indiana and Texas; and “Southeast” – Florida, Georgia, North Carolina and South Carolina.

Housing revenues for the quarter ended May 31, 2005 increased by 36.9%, or $570.5 million, to $2.11 billion from $1.54 billion in the year-earlier period as a result of a 19.8% increase in unit deliveries and a 14.3% increase in the Company’s average selling price. Housing revenues increased substantially in all of the Company’s geographic regions. In the United States, housing revenues rose 40.3% to $1.84 billion on 7,232 unit deliveries in the three months ended May 31, 2005 from $1.31 billion on 6,014 units in the corresponding period of 2004. Housing revenues from the West Coast region for the second quarter of 2005 totaled $637.8 million, up 32.6% from $481.0 million in the year-earlier period. Unit deliveries in the West Coast region in the second quarter of 2005 increased 17.7% to 1,417 from 1,204 in the second quarter of 2004. Housing revenues from the Southwest region rose 45.5% to $525.4 million in the three months ended May 31, 2005 from $361.2 million in the same period a year ago. Unit deliveries in the Southwest region increased 13.0% to 2,033 in the second quarter of 2005 from 1,799 in the second quarter of 2004. In the Central region, second quarter housing revenues increased 20.6% to $335.0 million in 2005 from $277.8 million in 2004, as deliveries rose 12.4% to 2,117 units from 1,884 units in the prior year’s quarter. In the Southeast region, housing revenues rose 78.4% to $342.5 million in the second quarter of 2005 from $192.0 million in the same quarter of 2004. Unit deliveries in the region increased 47.7% to 1,665 units in the second quarter of 2005 from 1,127 units in the year-earlier quarter. Revenues from French housing operations for the three months ended May 31, 2005 rose 18.0% to $274.1 million on 1,303 unit deliveries compared to $232.3 million on 1,110 unit deliveries in the year-earlier period.

During the second quarter of 2005, the Company’s overall average selling price increased 14.3% to $247,800 from $216,800 in the same quarter a year ago. The Company’s domestic average selling price rose 16.6% to $254,500 in the second quarter of 2005 from $218,200 in the same period of 2004. For the three months ended May 31, 2005, the average selling price in the Company’s West Coast region increased 12.7% to $450,100 from $399,500 for the same period a year ago. The average selling price in the Southwest region rose 28.7% to $258,400 in the second quarter of 2005 from $200,800 for the same period of 2004. In both the West Coast and Southwest regions, high demand for housing combined with constrained housing supply continued to support higher prices. In the Central region, the average selling price in the second quarter of 2005 increased 7.4% to $158,300 from $147,400 in the year-earlier period. In the Southeast region, the average selling price increased 20.7% to $205,700 in the second quarter of 2005 from $170,400 in the same quarter of 2004. In France, the average selling price for the three months ended May 31, 2005 increased slightly to $210,400 from $209,300 in the year-earlier quarter, primarily due to favorable foreign exchange rates.

The Company’s commercial business in France generated revenues of $.6 million in the second quarter of 2005 and $6.1 million in the second quarter of 2004. Revenues from Company-wide land sales totaled $4.9 million in the second quarter of 2005 compared to $7.7 million in the second quarter of 2004. Generally, land sale revenues fluctuate with management decisions to maintain or decrease the Company’s land ownership position in a particular market or markets based upon the volume of its holdings, the strength and number of competing developers entering the particular market at given points in time, the availability of land in the particular market served by the Company and prevailing market conditions.

For the first six months of 2005, construction revenues increased by $848.8 million, or 29.3%, to $3.75 billion from $2.90 billion for the same period a year ago as a result of higher housing revenues. Housing revenues totaled $3.73 billion on 15,382 units in the first half of 2005 compared to $2.88 billion on 13,320 units for the same period a year ago. Housing operations in the United States produced revenues of $3.23 billion on 13,086 units in the first six months of 2005 and $2.46 billion on 11,350 units in the comparable period of 2004. During the first half of 2005, housing revenues from the West Coast region increased 23.9% to $1.13 billion from $911.6 million in the first half of 2004, on an 8.7% increase in unit deliveries during the period to 2,512 from 2,310 in the corresponding period of 2004. Housing revenues from the Southwest region increased 31.0% to $892.2 million in the first half of 2005 from $681.3 million in the comparable period of 2004, as unit deliveries in the region increased 4.4% to 3,605 from 3,453. Housing revenues from the Central region increased 17.9% to $618.7 million in the first six months of 2005 from $524.8 million in the same period of 2004, with unit deliveries in the region increasing 12.6% to 3,990 from 3,542. In the Southeast region, housing revenues increased 73.4% to $594.0 million in the first half of 2005 from $342.5 million in the same period a year ago, as unit deliveries rose 45.7% to 2,979 from 2,045. French housing revenues totaled $498.2 million on 2,296 unit deliveries in the first half of 2005 compared to $415.9 million on 1,970 unit deliveries in the corresponding period of 2004.

The Company-wide average new home price increased 12.4% to $242,700 in the first half of 2005 from $215,900 in the year-earlier period. For the first half of 2005, the average selling price in the West Coast region rose 13.9% to $449,700 from $394,700 for the first half of 2004 and the average selling price in the Southwest region increased 25.4% to $247,500 from $197,300, as continued constraints in the supply of housing in both regions drove prices up. The average selling price in the Central region increased 4.7% in the first six months of 2005 to $155,100 from $148,200 in the same period of 2004. In the Southeast region, the average selling price rose 19.0% to $199,400 in the first half of 2005 from $167,500 in the first half of 2004. In France, the average selling price for the six-month period increased 2.8% to $217,000 in 2005 compared to $211,100 in 2004, primarily due to favorable foreign exchange rates in the first quarter of 2005.

The Company’s commercial activities in France generated revenues of $2.8 million in the first six months of 2005 compared with revenues of $9.1 million in the first six months of 2004 due to a decrease in commercial activity. Company-wide revenues from land sales totaled $13.1 million in the first half of 2005 compared to $14.6 million in the first half of 2004.

Operating income increased by $128.0 million, or 76.7%, to $294.8 million in the second quarter of 2005 from $166.8 million in the second quarter of 2004. As a percentage of construction revenues, operating income increased 3.2 percentage points to 13.9% in the three months ended May 31, 2005 compared to 10.7% in the same period a year ago, due to an increase in the housing gross margin. Gross profits increased by $200.2 million, or 54.4%, to $568.0 million in the second quarter of 2005 from $367.8 million in the year-earlier quarter. Gross profits as a percentage of construction revenues rose 3.2 percentage points to 26.8% in the second quarter of 2005 from 23.6% in the same quarter of 2004 primarily due to an increase in the housing gross margin. During the same period, housing gross profits increased by $199.3 million to $566.2 million from $366.9 million. Housing gross margin increased 3.0 percentage points to 26.8% in the second quarter of 2005 from 23.8% in the year-earlier quarter as the combination of enhanced operating efficiencies and higher average selling prices exceeded the impact of higher material costs. Commercial activities in France generated profits of $1.1 million during the three months ended May 31, 2005, compared with $1.0 million generated during the three months ended May 31, 2004. Land sales generated $.7 million during the second quarter of 2005 compared to essentially break-even results during the second quarter of 2004.

Selling, general and administrative expenses totaled $273.3 million in the three-month period ended May 31, 2005 compared to $201.0 million in the three months ended May 31, 2004. As a percentage of housing revenues, selling, general and administrative expenses improved to 12.9% in the second quarter of 2005 from 13.0% in the same period a year ago.

For the first six months of 2005, operating income increased 71.3%, or $204.1 million, to $490.4 million from $286.3 million in the corresponding period of 2004. As a percentage of construction revenues, operating income increased 3.2 percentage points to 13.1% in the first half of 2005 from 9.9% in the first half of 2004 due to a higher housing gross margin. Housing gross profits increased by $314.0 million, or 47.3%, to $978.1 million in the first half of 2005 from $664.1 million in the first half of 2004, with the housing gross margin increasing to 26.2% from 23.1%. This 3.1 percentage point increase in the Company’s housing gross margin for the six months ended May 31, 2005 reflected enhanced operating efficiencies and higher average selling prices. Commercial activities in France produced profits of $1.5 million in the first half of 2005, compared with $1.9 million in the first half of 2004. Company-wide land sales generated profits of $4.6 million and $.6 million in the first six months of 2005 and 2004, respectively.

Selling, general and administrative expenses increased to $493.8 million for the first half of 2005 from $380.3 million for the same period of 2004. As a percentage of housing revenues, selling, general and administrative expenses remained flat at 13.2% in the first six months of 2005 and 2004.

Interest income totaled $.8 million in the second quarter of 2005 and $1.0 million in the second quarter of 2004. For the first six months, interest income totaled $1.8 million in 2005 and $2.2 million in 2004. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.

Interest expense (net of amounts capitalized) decreased by $2.3 million to $4.0 million in the second quarter of 2005 from $6.3 million in the second quarter of 2004. For the six months ended May 31, 2005, interest expense decreased by $4.4 million to $6.4 million from $10.8 million in the corresponding period of 2004. Gross interest incurred in the three months and six months ended May 31, 2005 was higher than that incurred in the corresponding year-ago periods by $10.5 million and $21.1 million, respectively, due to higher debt levels in 2005. Offsetting the interest incurred was an increase in the percentage of interest capitalized, which rose to 90.9% in the second quarter of 2005 from 81.3% in the same period of 2004. For the six months ended May 31, 2005, this percentage increased to 92.5% from 83.2% for the six months ended May 31, 2004. The higher percentage of interest capitalized during the three months and six months ended May 31, 2005 resulted from a greater proportion of land under development compared to the three months and six months ended May 31, 2004.

Minority interests totaled $19.1 million in the second quarter of 2005 and $13.9 million in the second quarter of 2004. For the first half of 2005, minority interests totaled $33.4 million compared with $22.6 million in the first half of 2004. Minority interests for the three months and six months ended May 31, 2005 and 2004 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. The increases in minority interests in the three-month and six-month periods ended May 31, 2005 primarily related to increased activity from a consolidated joint venture in California as well as higher earnings from KBSA.

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

Equity in pretax income of unconsolidated joint ventures totaled $2.2 million in the second quarter of 2005 and $2.4 million in the second quarter of 2004. The Company’s joint ventures generated combined revenues of $33.7 million during the three months ended May 31, 2005 compared with $55.2 million in the corresponding period of 2004. For the first half of 2005, the Company’s equity in pretax income of unconsolidated joint ventures totaled $7.8 million compared to $3.7 million for the same period of 2004. Combined revenues from these joint ventures totaled $92.7 million in the first half of 2005 and $85.7 million in the first half of 2004. All of the joint venture revenues in the 2005 and 2004 periods were generated from residential properties. The increased results from joint ventures in the first six months of 2005 primarily reflected additional joint venture activity in California and France.

MORTGAGE BANKING

Interest income and interest expense totaled $2.5 million and $1.4 million, respectively, in the second quarter of 2005. Interest income for the quarter ended May 31, 2005 increased by $.1 million from the year-earlier quarter, and interest expense for the quarter ended May 31, 2005 increased by $.5 million from the same period of 2004. For the first six months of 2005, interest income from mortgage banking activities increased slightly to $5.1 million and related interest expense increased by $1.1 million to $3.1 million from the same period of 2004. Interest income for the three-month and six-month periods ended May 31, 2005 increased slightly primarily due to higher interest rates on first mortgages held under commitments of sale in 2005 offset by a decrease in the mortgage banking subsidiary’s retention rate. The term “retention rate” refers to the percentage of the Company’s domestic homebuyers using its mortgage banking subsidiary as a loan originator. Interest expense increased in the three-month and six-month periods of 2005 mainly due to higher interest rates on notes payable during the periods as compared to the year-earlier periods.

The following table presents mortgage loan origination and sales data, including loans brokered to wholesale mortgage bankers, for the Company’s mortgage banking operations (dollars in thousands):

	Six Month Ended May 31,		Three Months Ended May 31,
	2005	2004	2005	2004
Total originations:
Loans	7,736	8,100	4,495	4,349
Principal	$1,389,964	$1,353,266	$819,225	$726,983
Retention rate	51%	62%	53%	63%

Loans sold to third parties:
Loans	6,055	7,387	3,464	3,634
Principal	$989,453	$1,182,431	$585,858	$591,630

Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent, mortgage loan origination fees and mortgage servicing income, decreased to $7.5 million in the second quarter of 2005 from $9.9 million in the second quarter of 2004. For the six months ended May 31, 2005, other mortgage banking revenues decreased to $12.6 million in 2005 from $18.8 million in the same period of 2004. The decreases in the three-month and six-month periods of 2005 compared to the corresponding periods of 2004 were primarily due to a shift towards adjustable rate products from fixed rate products and a lower retention rate.

The mortgage banking subsidiary’s retention rate decreased to 53% in the second quarter of 2005 from 63% in the corresponding quarter of 2004 due to increased competition in the mortgage banking marketplace and consumer demand for more diverse loan products.

General and administrative expenses associated with mortgage banking activities totaled $8.2 million in the second quarter of 2005 and $8.9 million for the corresponding period of 2004. For the six months ended May 31, these expenses totaled $13.5 million in 2005 and $17.4 million in 2004. General and administrative expenses for the three-month and six-month periods ended May 31, 2005 included a $3.2 million charge related to the settlement of a matter with HUD. Despite this charge, general and administrative expenses decreased in both periods of 2005 mainly as a result of efforts to reduce and align costs with the mortgage banking subsidiary’s lower loan origination volume.

INCOME TAXES

Income tax expense totaled $93.5 million in the second quarter of 2005 and $50.4 million in the second quarter of 2004. For the first six months of 2005, income tax expense totaled $156.8 million compared to $86.9 million in the corresponding period of 2004. These income tax expense amounts represented effective income tax rates of approximately 34% in 2005 and 33% in 2004. During 2004, the American Jobs Creation Act was signed into law. The Company is evaluating the potential impact of this law on the years ending November 30, 2005 and 2006, but at the present time, does not expect that it will have a material impact on the Company’s financial position or result of operations.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. During the six-month period ended May 31, 2005, operating, investing and financing activities used net cash of $128.1 million compared to $44.2 million used in the six-month period ended May 31, 2004.

Operating activities used $320.8 million of cash during the first six months of 2005 and $285.3 million during the corresponding period of 2004. The Company’s uses of operating cash in the first half of 2005 included net investments in inventories of $795.1 million (excluding $113.9 million of inventories acquired through seller financing and $42.5 million of inventory of consolidated VIEs) and other operating uses of $37.5 million. The uses of cash in the first six months of 2005 were partially offset by six months’ earnings of $304.3 million, a decrease in receivables of $130.5 million, an increase in accounts payable, accrued expenses and other liabilities of $38.4 million and various noncash items deducted from net income.

In the first six months of 2004, uses of operating cash included net investments in inventories of $525.3 million (excluding the effect of the Palmetto and Groupe Avantis acquisitions, $38.4 million of inventories acquired through seller financing and $19.4 million of inventory of consolidated VIEs), a decrease in accounts payable, accrued expenses and other liabilities of $13.3 million and other operating uses of $13.2 million. Partially offsetting these uses of cash in the first six months of 2004 were six months’ earnings of $176.3 million, a decrease in receivables of $46.1 million, and various noncash items deducted from net income.

Investing activities used $39.6 million of cash in the first half of 2005 compared to $113.9 million in the year-earlier period. In the first six months of 2005, $28.5 million was used for investments in unconsolidated joint ventures and $11.5 million was used for net purchases of property and equipment. The cash used was partially offset by proceeds of $.2 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral and $.2 million provided from net sales of mortgages held for long-term investment. In the first six months of 2004, $56.5 million, net of cash acquired, was used for the acquisitions of Palmetto and Groupe Avantis, $48.6 million was used for investments in unconsolidated joint ventures and $10.5 million was used for net purchases of property and equipment. The cash used in 2004 was partly offset by proceeds of $1.5 million received from mortgage-backed securities and $.2 million received from net sales of mortgages held for investment.

Financing activities provided cash of $232.3 million in first six months of 2005 and $355.0 million in the first six months of 2004. In the first six months of 2005, sources of cash included $298.1 million in proceeds from the issuance of the $300 Million Senior Notes and $68.8 million from the issuance of common stock under employee stock plans. Partially offsetting the cash provided were payments of $65.0 million on short-term borrowings, payments of $34.0 million to minority interests, dividend payments of $30.5 million, repurchases of common stock of $5.0 million and payments of $.1 million on collateralized mortgage obligations. On December 15, 2004, pursuant to the 2004 Shelf Registration, the Company issued the $300 Million Senior Notes at 99.357% of the principal amount of the notes. The notes, which are due January 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $300 Million Senior Notes may be redeemed, in whole at any time or from time to time in part at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments, plus, in each case a premium, plus accrued and unpaid interest to the applicable redemption date. The $300 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $300 Million Senior Notes to repay borrowings under the $1 Billion Credit Facility. On December 2, 2004, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $.75 per share from $.50 per share. The first quarterly dividend at the increased rate of $.1875 per share was paid on February 24, 2005 to stockholders of record on February 10, 2005. (The per share amounts reflect the impact of the two-for-one stock split effected in April, 2005.)

Financing activities in the first six months of 2004 resulted in net cash inflows due to $248.7 million in proceeds from the sale of 5 3/4% senior notes, $171.2 million in proceeds from short-term borrowings and $29.0 million from the issuance of stock under employee stock plans. Partially offsetting these sources were repurchases of common stock of $66.1 million, cash dividend payments of $19.7 million, payments to minority interests of $7.1 million and payments on collateralized mortgage obligations of $1.0 million.

As of May 31, 2005, the Company had $362.6 million available under its $1 Billion Credit Facility, net of $209.9 million of outstanding letters of credit. French unsecured financing agreements, totaling $224.0 million, had in the aggregate $213.9 million available at May 31, 2005. In addition, the Company’s mortgage banking operation had $291.0 million available under its $300.0 million master loan and security agreement and all of its $150.0 million master loan and security agreement available at the end of the second quarter of 2005. The Company’s mortgage banking subsidiary also has a $300.0 million purchase and sale agreement, which allows it to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facilities. This agreement is not committed and may be terminated at the discretion of the counterparties. The debt of the Company’s mortgage banking subsidiary is non-recourse to the Company’s construction business.

The Company’s financial leverage, as measured by the ratio of construction debt to total capital, was 50.0% at May 31, 2005 compared to 50.7% at May 31, 2004. Construction debt to total capital is not a financial measure in accordance with generally accepted accounting principles (“GAAP”). However, the Company believes this ratio is preferable to total debt to total capital, the most comparable GAAP measure, in order to maintain comparability with other publicly traded homebuilders for stockholders, investors and analysts. A reconciliation of the non-GAAP measure, construction debt to total capital, to the most comparable GAAP measure, total debt to total capital, follows (in thousands):

	May 31,
	2005		2004
	Total debt	Construction	Total debt	Construction
	to total	debt to total	to total	debt to total
	capital	capital	capital	capital
Debt:
Construction	$2,370,952	$2,370,952	$1,766,304	$1,766,304
Mortgage banking	9,047	—	105,301	—

Total debt	$2,379,999	$2,370,952	$1,871,605	$1,766,304

Total debt	$2,379,999	$2,370,952	$1,871,605	$1,766,304
Stockholders’ equity	2,366,273	2,366,273	1,716,832	1,716,832

Total capital	$4,746,272	$4,737,225	$3,588,437	$3,483,136

Ratio	50.1%	50.0%	52.2%	50.7%

The Company believes it has adequate resources and sufficient credit line facilities to satisfy its current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund its mortgage banking operations and to meet any other needs of its business, both on a short and long-term basis.

Subsequent Events

Pursuant to the 2004 Shelf Registration, on June 2, 2005, the Company issued $300 million of 6 1/4% senior notes at 99.533% of the principal amount of the notes, and on June 27, 2005, issued an additional $150 million of 6 1/4% senior notes in the same series at 100.614% of the principal amount of the notes plus accrued interest from June 2, 2005. The $450 Million Senior Notes, which are due June 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The notes may be redeemed, in whole at any time or from time to time in part at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments, plus, in each case a premium, plus accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $450 Million Senior Notes to repay borrowings under its $1 Billion Credit Facility.

On June 30, 2005, the Company entered into an agreement to sell substantially all of the assets of its mortgage banking subsidiary to Countrywide Home Loans, Inc. (“Countrywide”), a subsidiary of Countrywide Financial Corporation, and to concurrently establish a joint venture with Countrywide which will make home loans to the

Company’s homebuyers. The Company and Countrywide will each maintain a 50% ownership interest in the joint venture with Countrywide providing oversight of the joint venture’s operations. It is anticipated that the transaction will be accounted for as an unconsolidated joint venture by the Company. Under the terms of the agreement, the Company will receive all cash in exchange for the assets sold. The Company does not currently believe that the transaction, which is expected to close in the fourth quarter of 2005, will have a material impact on its financial position or results of operations.

Off-Balance Sheet Arrangements

In the ordinary course of its business, the Company enters into land option contracts in order to procure land for the construction of homes. The use of such option arrangements allows the Company to reduce the risks associated with land ownership and development; reduce its financial commitments, including interest and other carrying costs; and minimize land inventories. As of May 31, 2005, excluding consolidated VIEs, the Company had cash deposits and/or letters of credit totaling $238.3 million which were associated with land option contracts having an aggregate purchase price of $3.28 billion.

The Company is often required to obtain bonds and letters of credit in support of its obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water among other things. At May 31, 2005, the Company had outstanding approximately $921.1 million and $209.9 million of performance bonds and letters of credit, respectively. The Company does not believe that any currently outstanding bonds or letters of credit will be called.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies and estimates during the three months and six months ended May 31, 2005 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2004.

Outlook

The Company’s residential backlog as of May 31, 2005 consisted of 27,089 units, representing aggregate future revenues of approximately $6.79 billion. The Company’s backlog units and backlog value as of May 31, 2005 increased by 31.3% and 51.5%, respectively, from the 20,636 units that represented aggregate future revenues of approximately $4.48 billion as of May 31, 2004. Company-wide net orders of 12,290 for the second quarter of 2005 increased 14.6% from the 10,726 net orders generated in the second quarter of 2004.

The Company’s domestic operations accounted for approximately $5.69 billion of backlog value on 21,856 units at May 31, 2005, up from $3.79 billion on 17,343 units at May 31, 2004. In the Company’s West Coast region, the backlog value increased 52.2% to approximately $2.15 billion on 4,837 units at May 31, 2005, up from $1.41 billion on 3,525 units at May 31, 2004. Net orders in the West Coast region rose 30.3% to 2,025 units in the second quarter of 2005 from 1,554 units for the same quarter a year ago. In the Southwest region, the backlog value increased 49.7% to approximately $1.43 billion on 5,544 units at May 31, 2005, up from approximately $954.7 million on 4,815 units at May 31, 2004, while net orders rose 3.1% to 2,457 units in the second quarter of 2005 from 2,382 in the year-earlier quarter. In the Company’s Central region, backlog totaled approximately $903.7 million on 5,810 units at the end of the second quarter of 2005, up 9.7% from $816.1 million on 5,431 units a year earlier despite the Central region net orders for the second quarter of 2005 decreasing slightly to 3,201 from 3,210 net orders in the same period of 2004. In the Company’s Southeast region, the backlog value rose 98.2% to approximately $1.21 billion on 5,665 units at May 31, 2005 compared to $611.3 million on 3,572 units at May 31, 2004. Net orders in the region increased 18.4% to 2,523 units in the second quarter of 2005 from 2,131 units for the same period a year ago.

In France, the value of residential backlog at May 31, 2005 was approximately $1.10 billion on 5,233 units, up from $688.2 million on 3,293 units a year earlier. The Company’s French operations generated 2,084 net orders in the second quarter of 2005, an increase of 43.8% compared to the 1,449 net orders posted in the second quarter of 2004.

The Company’s French commercial operations had no backlog at May 31, 2005 compared to $13.7 million at May 31, 2004, due to a decrease in commercial activities.

Substantially all of the homes included in residential backlog are expected to be delivered; however, cancellation rates could increase, particularly if market conditions deteriorate, or mortgage interest rates increase, thereby decreasing backlog and related future revenues.

The Company continues to have a positive outlook for the remainder of fiscal 2005 as a result of its strong unit and dollar backlog, solid cash and borrowing positions and commitment to adhere to the disciplines of its KBnxt operational business model. The overall strength of the Company’s homebuilding business combined with the generally favorable operating environment, overall healthy housing market and historically low mortgage interest rates are expected to lead the Company to record operating and financial results for the 2005 fiscal year. The Company believes that it is well-positioned to achieve increased profitability for the balance of fiscal 2005 as anticipated increases in unit delivery volume and average selling prices are expected to drive revenue growth and operating margins are also expected to expand. In the second half of fiscal 2005, the Company plans to further develop its existing businesses in the 36 markets across the United States and in France in which it currently operates. With a strong platform for future growth, the Company will continue to emphasize de novo and organic growth during the balance of fiscal 2005, further developing its existing operations while considering entry into adjacent markets. The Company believes its growth strategy for fiscal 2005 is aligned with its objective of becoming an investment grade company. The Company expects to continue to create shareholder value in the remainder of fiscal 2005 by operating its geographically diverse business in accordance with its proven KBnxt operational business model.

Safe Harbor Statement

Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and stockholders during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial or operating performance (including future revenues, unit deliveries, expenses, margins, earnings or earnings per share or growth rates), future market conditions, future interest rates and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of backlog, including amounts that we expect to realize upon delivery of units included in backlog and the timing of those deliveries, potential future acquisitions and the impact of completed acquisitions, future share repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the KB Home, economic and market factors and the homebuilding industry, among other things. These statements are not guarantees of future performance, and the Company has no specific intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions, material prices and availability, labor costs and availability, interest rates and the Company’s debt levels, the secondary market for loans, consumer confidence, competition, currency exchange rates (insofar as they affect the Company’s operations in France), environmental factors, government regulations affecting the Company’s operations, the availability and cost of land in desirable areas and the continued impact of terrorist activities and United States response, unanticipated violations of Company policy, unanticipated legal or regulatory proceedings or claims, and conditions in the capital, credit and homebuilding markets. See the Company’s Annual Report on Form 10-K for the year ended November 30, 2004 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company’s business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company primarily enters into debt obligations to support general corporate purposes, including acquisitions and the operations of its subsidiaries. The Company is subject to interest rate risk on its senior and senior subordinated notes. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not the Company’s earnings or cash flows. In connection with the Company’s mortgage banking operations, mortgage loans held for sale and the master loan and security agreements are subject to interest rate risk; however, such obligations reprice frequently and are short-term in duration and accordingly the risk is not considered material.

The following table sets forth as of May 31, 2005, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated market value (in thousands):

Fiscal Year of		Weighted Average
Expected Maturity	Fixed Rate Debt (1)	Interest Rate
2005	$—	—%
2006	—	—
2007	—	—
2008	—	—
2009	384,575	8.7
Thereafter	1,441,316	7.0

Total	$1,825,891	7.3%

Fair value at May 31, 2005	$1,900,234

(1)	Includes senior and senior subordinated notes.

For additional information regarding the Company’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

Item 4. Controls and Procedures

The Company has established disclosure controls and procedures to ensure the information required to be disclosed by KB Home, including its consolidated entities, in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, (the”Act”) is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Under the supervision and with the participation of senior management, including the Company’s Chairman and Chief Executive Officer (“Principal Executive Officer”) and Chief Financial Officer (“Principal Financial Officer”), the Company evaluated its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2005 to ensure the timely disclosure of required information in the Company’s periodic Securities and Exchange Commission filings.

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

(2)	An amendment to the amended certificate of incorporation of KB Home to increase the number of authorized shares of KB Home common stock from 100 million to 300 million was approved with 40,344,543 votes for the proposal, 1,339, 769 votes against and 236,100 votes abstaining.

(3)	The appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending November 30, 2005 was ratified with 40,979,392 votes for the proposal, 699,561 votes against and 241,462 votes abstaining.

Item 5. Other Information

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three months and six months ended May 31, 2005 and 2004, together with backlog data in terms of units and value by geographical region as of May 31, 2005 and 2004.

	Three Months Ended May 31,
	Deliveries		Net Orders
Region	2005	2004	2005	2004
West Coast	1,417	1,204	2,025	1,554

Southwest	2,033	1,799	2,457	2,382

Central	2,117	1,884	3,201	3,210

Southeast	1,665	1,127	2,523	2,131

France	1,303	1,110	2,084	1,449

Total	8,535	7,124	12,290	10,726

Unconsolidated Joint Ventures	143	181	41	250

	Six Months Ended May 31,				May 31,
								Backlog - Value
	Deliveries		Net Orders		Backlog - Units			In Thousands
Region	2005	2004	2005	2004	2005	2004		2005	2004
West Coast	2,512	2,310	3,882	3,194	4,837	3,525		$2,150,227	$1,412,318

Southwest	3,605	3,453	4,597	4,405	5,544	4,815		1,428,789	954,651

Central	3,990	3,542	5,742	5,402	5,810	5,431		903,725	816,121

Southeast	2,979	2,045	4,364	3,385	5,665	3,572	*	1,211,460	611,343	*

France	2,296	1,970	3,606	2,394	5,233	3,293	*	1,098,930	688,237	*

Total	15,382	13,320	22,191	18,780	27,089	20,636	*	$6,793,131	$4,482,670	*

Unconsolidated Joint Ventures	353	324	96	600	238	967		$40,460	$169,403

*	Backlog amounts for 2004 have been adjusted to reflect the acquisitions of Palmetto and Groupe Avantis. Therefore, backlog amounts at November 30, 2003 combined with net order and delivery activity for the first six months of 2004 will not equal ending backlog at May 31, 2004.

Item 6. Exhibits

Exhibits
4.19	First Amendment to Rights Agreement.

31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME

Registrant

Dated July 8, 2005	/s/ BRUCE KARATZ

Bruce Karatz
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated July 8, 2005	/s/ DOMENICO CECERE

Domenico Cecere
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

		Page of Sequentially
		Numbered Pages
4.19	First Amendment to Rights Agreement.	32-33

31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	34

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	35

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	36

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	37