Form 10-Q
period 2005-08-31
KB HOME
filed 2005-10-07
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2005.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___to ___.
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 31, 2005.
Common stock, par value $1.00 per share, 96,646,226 shares outstanding, including 13,166,230 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 17,015,587 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts — Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2005	2004	2005	2004
Total revenues	$6,291,510	$4,672,087	$2,525,064	$1,748,292

Construction:
Revenues	$6,264,609	$4,639,509	$2,515,803	$1,739,538
Construction and land costs	(4,593,150)	(3,552,759)	(1,828,499)	(1,319,387)
Selling, general and administrative expenses	(807,277)	(609,673)	(313,494)	(229,370)

Operating income	864,182	477,077	373,810	190,781

Interest income	3,032	2,978	1,261	782
Interest expense, net of amounts capitalized	(10,727)	(14,633)	(4,310)	(3,827)
Minority interests	(55,547)	(41,174)	(22,121)	(18,535)
Equity in pretax income of unconsolidated joint ventures	10,453	9,264	2,674	5,600

Construction pretax income	811,393	433,512	351,314	174,801

Mortgage banking:
Revenues:
Interest income	7,597	7,930	2,547	2,935
Other	19,304	24,648	6,714	5,819

	26,901	32,578	9,261	8,754

Expenses:
Interest	(4,849)	(3,069)	(1,720)	(1,104)
General and administrative	(19,667)	(23,853)	(6,134)	(6,497)

Mortgage banking pretax income	2,385	5,656	1,407	1,153

Total pretax income	813,778	439,168	352,721	175,954
Income taxes	(282,000)	(145,000)	(125,200)	(58,100)

Net income	$531,778	$294,168	$227,521	$117,854

Basic earnings per share	$6.52	$3.75	$2.75	$1.51

Diluted earnings per share	$6.02	$3.49	$2.55	$1.42

Basic average shares outstanding	81,541	78,372	82,735	77,832

Diluted average shares outstanding	88,322	84,300	89,243	82,988

Cash dividends per common share	$.5625	$.3750	$.1875	$.1250

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	August 31,	November 30,
	2005	2004
ASSETS

Construction:
Cash and cash equivalents	$60,153	$190,660
Trade and other receivables	492,870	513,974
Inventories	5,743,820	4,143,254
Investments in unconsolidated joint ventures	240,666	168,425
Deferred income taxes	207,439	217,618
Goodwill	245,030	249,313
Other assets	147,368	142,252

	7,137,346	5,625,496

Mortgage banking:
Cash and cash equivalents	41,174	43,536
Receivables:
First mortgages and mortgage-backed securities	1,282	2,033
First mortgages held under commitments of sale and other receivables	42,839	148,693
Other assets	15,559	16,198

	100,854	210,460

Total assets	$7,238,200	$5,835,956

LIABILITIES AND STOCKHOLDERS’ EQUITY

Construction:
Accounts payable	$788,480	$749,050
Accrued expenses and other liabilities	946,977	810,913
Mortgages and notes payable	2,701,430	1,975,600

	4,436,887	3,535,563

Mortgage banking:
Accounts payable and accrued expenses	56,367	45,025
Notes payable	3,288	71,629
Collateralized mortgage obligations secured by mortgage-backed securities	748	1,018

	60,403	117,672

Minority interests in consolidated subsidiaries and joint ventures	136,951	127,040

Common stock	113,662	110,273
Paid-in capital	671,655	596,454
Retained earnings	2,325,020	1,848,944
Accumulated other comprehensive income	40,232	59,968
Deferred compensation	(4,947)	(6,046)
Grantor stock ownership trust, at cost	(143,072)	(160,334)
Treasury stock, at cost	(398,591)	(393,578)

Total stockholders’ equity	2,603,959	2,055,681

Total liabilities and stockholders’ equity	$7,238,200	$5,835,956

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Nine Months Ended August 31,
	2005	2004
Cash flows from operating activities:
Net income	$531,778	$294,168
Adjustments to reconcile net income to net cash used by operating activities:
Equity in pretax income of unconsolidated joint ventures	(10,453)	(9,264)
Minority interests	55,547	41,174
Amortization of discounts and issuance costs	1,863	1,631
Depreciation and amortization	15,642	15,469
Provision for deferred income taxes	10,179	9,984
Change in assets and liabilities, net of effects from acquisitions:
Receivables	126,958	75,922
Inventories	(1,353,798)	(913,518)
Accounts payable, accrued expenses and other liabilities	102,310	55,402
Other, net	(34,267)	(18,506)

Net cash used by operating activities	(554,241)	(447,538)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(121,546)
Investments in unconsolidated joint ventures	(61,788)	(79,980)
Net sales of mortgages held for long-term investment	376	270
Payments received on first mortgages and mortgage-backed securities	375	2,000
Purchases of property and equipment, net	(15,587)	(14,338)

Net cash used by investing activities	(76,624)	(213,594)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short- term borrowings	(184,632)	100,989
Proceeds from issuance of senior notes	747,591	596,169
Payments on collateralized mortgage obligations	(270)	(1,708)
Payments on mortgages, land contracts and other loans	(54,194)	(53,114)
Issuance of common stock under employee stock plans	94,551	30,438
Payments to minority interests	(53,872)	(15,486)
Payments of cash dividends	(46,165)	(29,382)
Repurchases of common stock	(5,013)	(66,125)

Net cash provided by financing activities	497,996	561,781

Net decrease in cash and cash equivalents	(132,869)	(99,351)
Cash and cash equivalents at beginning of period	234,196	138,119

Cash and cash equivalents at end of period	$101,327	$38,768

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$39,118	$26,604

Income taxes paid	$223,284	$107,972

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$162,242	$50,952

Inventory of consolidated variable interest entities	$84,526	$43,214

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of August 31, 2005, the results of its consolidated operations for the nine months and three months ended August 31, 2005 and 2004, and its consolidated cash flows for the nine months ended August 31, 2005 and 2004. The results of operations for the nine months and three months ended August 31, 2005 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2004 has been taken from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2004 contained in the Company’s 2004 Annual Report to Stockholders.

On April 7, 2005, the Company’s board of directors declared a two-for-one split of the Company’s common stock. The two-for-one split was effected in the form of a 100% stock dividend paid on April 28, 2005 to stockholders of record at the close of business on April 18, 2005. Accordingly, all share and per share amounts have been restated to reflect the impact of the two-for-one stock split.

Segment information

The Company has identified two reportable segments: construction and mortgage banking. Information for the Company’s reportable segments is presented in its consolidated statements of income and consolidated balance sheets included herein. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon a number of factors, including pretax results. Subsequent to the end of the third quarter of 2005, on September 1, 2005, the Company completed the sale of substantially all of the assets of its mortgage banking subsidiary and concurrently formed a joint venture, which will make loans to the Company’s homebuyers. (See Note 13. Subsequent Event.)

Stock-based compensation

The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations and, therefore, recorded no compensation expense in the determination of net income during the nine-month and three-month periods ended August 31, 2005 and 2004. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in the nine-month and three-month periods ended August 31, 2005 and 2004 (in thousands, except per share amounts):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Significant Accounting Policies (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2005	2004	2005	2004
Net income-as reported	$531,778	$294,168	$227,521	$117,854
Stock-based compensation expense determined using the fair value method, net of related tax effects	(13,876)	(10,090)	(4,113)	(3,455)

Pro forma net income	$517,902	$284,078	$223,408	$114,399

Earnings per share:

Basic-as reported	$6.52	$3.75	$2.75	$1.51

Basic-pro forma	6.35	3.63	2.70	1.47

Diluted-as reported	6.02	3.49	2.55	1.42

Diluted-pro forma	5.97	3.42	2.53	1.39
Earnings per share
Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts.
The following table presents a reconciliation of average shares outstanding (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2005	2004	2005	2004
Basic average shares outstanding	81,541	78,372	82,735	77,832
Net effect of stock options assumed to be exercised	6,781	5,928	6,508	5,156

Diluted average shares outstanding	88,322	84,300	89,243	82,988

Comprehensive Income
The following table presents the components of comprehensive income (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2005	2004	2005	2004
Net income	$531,778	$294,168	$227,521	$117,854
Foreign currency translation adjustment	(19,736)	2,077	(256)	(1,630)

Comprehensive income	$512,042	$296,245	$227,265	$116,224

The balances of accumulated other comprehensive income in the balance sheets as of August 31, 2005 and November 30, 2004 are comprised solely of cumulative foreign currency translation adjustments of $40.2 million and $60.0 million, respectively.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the 2005 presentation.

2.	Inventories

Inventories consist of the following (in thousands):

	August 31,	November 30,
	2005	2004
Homes, lots and improvements in production	$4,104,206	$3,275,435

Land under development	1,639,614	867,819

Total inventories	$5,743,820	$4,143,254

The Company’s interest costs are as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2005	2004	2005	2004
Capitalized interest, beginning of period	$167,249	$122,741	$207,820	$141,715

Interest incurred	132,556	101,605	47,189	37,325

Interest expensed	(10,727)	(14,633)	(4,310)	(3,827)

Interest amortized	(67,707)	(54,184)	(29,328)	(19,684)

Capitalized interest, end of period	$221,371	$155,529	$221,371	$155,529

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Consolidation of Variable Interest Entities (continued)

to be the primary beneficiary, added $197.4 million to inventory and other liabilities in the Company’s consolidated balance sheet at August 31, 2005. The Company’s cash deposits related to these land option contracts totaled $17.4 million at August 31, 2005. Creditors, if any, of these VIEs have no recourse against the Company. As of August 31, 2005, excluding consolidated VIEs, the Company had cash deposits totaling $162.7 million which were associated with land option contracts having an aggregate purchase price of $4.22 billion.

4.	Goodwill

The changes in the carrying amount of goodwill for the nine months ended August 31, 2005, are as follows (in thousands):

2005
Balance, beginning of period	$249,313

Goodwill acquired	—

Foreign currency translation	(4,283)

Balance, end of period	$245,030

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

In the normal course of its business and pursuant to its risk management policy, the Company’s mortgage banking subsidiary uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. When interest rates rise, IRLCs and mortgage loans held for sale decline in value. To preserve the value of its mortgage inventory and minimize the impact of movements in market interest rates on the IRLCs and mortgage loans held for sale, the Company’s mortgage banking subsidiary enters into mandatory and non-mandatory forward contracts to sell loans.

The following table summarizes the interest rate sensitive instruments of the Company’s mortgage banking operations (in thousands):

	August 31, 2005		November 30, 2004
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Instruments:

Loans held for sale	$22,536	$22,548	$127,249	$127,346

Forward delivery contracts	27,613	(105)	41,105	210

IRLCs	15,549	45	23,468	(39)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Accounting for Derivative Instruments and Hedging Activities (continued)

Subsequent to the end of the third quarter of 2005, on September 1, 2005, the Company completed the sale of substantially all of the assets of its mortgage banking subsidiary and concurrently formed a joint venture, which will make loans to the Company’s homebuyers. (See Note 13. Subsequent Event.) As a result of the wind-down of the Company’s mortgage banking subsidiary, no new IRLCs or forward delivery contracts have been, or will be, entered into subsequent to August 31, 2005.

6.	Mortgages and Notes Payable

On December 3, 2004, the Company exchanged all of its privately placed $350 million 6 3/8% senior notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.

On December 15, 2004, pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission on November 12, 2004 (the “2004 Shelf Registration”), the Company issued $300 million of 5 7/8% senior notes (the “$300 Million Senior Notes”) at 99.357% of the principal amount of the notes. The $300 Million Senior Notes, which are due January 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $300 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments discounted to the date of redemption at a defined rate, plus, in each case accrued and unpaid interest to the applicable redemption date. The $300 Million Senior Notes are unconditionally guaranteed jointly and severally by certain of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $300 Million Senior Notes to repay borrowings under its $1.00 billion unsecured revolving credit facility (the “$1 Billion Credit Facility”).

Pursuant to the 2004 Shelf Registration, on June 2, 2005, the Company issued $300.0 million of 6 1/4% senior notes at 99.533% of the principal amount of the notes, and on June 27, 2005, issued an additional $150.0 million of 6 1/4% senior notes in the same series (collectively, the “$450 Million Senior Notes”) at 100.614% of the principal amount of the notes plus accrued interest from June 2, 2005. The $450 Million Senior Notes, which are due June 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $450 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments discounted to the date of redemption at a defined rate, plus, in each case accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $450 Million Senior Notes to repay borrowings under its $1 Billion Credit Facility.

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Commitments and Contingencies

The Company provides a limited warranty on all of its homes. The specific terms and conditions of the limited warranties vary depending upon the market in which the Company does business. For homes sold in the United States, the Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home such as appliances. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes in the Company’s warranty liability are as follows (in thousands):

	Nine Months Ended August 31,
	2005	2004
Balance, beginning of period	$99,659	$76,948

Warranties issued	55,385	39,156

Payments and adjustments	(37,972)	(27,949)

Balance, end of period	$117,072	$88,155

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
The Company is often required to obtain bonds and letters of credit in support of its obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water, among other things. At August 31, 2005, the Company had outstanding approximately $1.00 billion and $323.4 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.
Borrowings outstanding and letters of credit issued under the Company’s $1 Billion Credit Facility are guaranteed by the Guarantor Subsidiaries. As of August 31, 2005, such borrowings totaled $274.0 million. The Company anticipates additional capital needs as a result of its growth; accordingly, the Company expects to increase the borrowing capacity under, and extend the term of, the $1 Billion Credit Facility in the near future.
The Company conducts a portion of its land acquisition, development and other activities through joint ventures. These joint ventures had total assets of $1.91 billion and outstanding secured construction debt of approximately $1.17 billion at August 31, 2005. In certain instances, the Company provides varying levels of guarantees on debt of unconsolidated joint ventures. When the Company or its subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At August 31, 2005, the Company had payment guarantees related to the third-party debt of three unconsolidated joint ventures. One of these joint ventures had aggregate third-party debt of $402.1 million at

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Commitments and Contingencies (continued)

August 31, 2005, of which each of the joint venture partners guaranteed a pro rata share. The Company’s share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 48.5% or $195.0 million at August 31, 2005.

The remaining two joint ventures collectively had total third-party debt of $19.1 million at August 31, 2005, of which each of the joint venture partners guaranteed a pro rata share. The Company’s collective share for these two joint ventures was 50% or $9.5 million. The Company had limited maintenance guarantees of $218.3 million of unconsolidated entity debt at August 31, 2005. The limited maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture and increase the Company’s share of any funds such unconsolidated joint venture distributes.

In January 2003, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. Several other public homebuilders have received similar requests. The request sought information about storm water discharge practices at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the United States Department of Justice (“DOJ”) tentatively asserted that certain regulatory requirements applicable to storm water discharges were violated at certain of the Company’s construction sites, and civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect the Company to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. The Company has defenses to the claims that have been asserted and is exploring methods of resolving the matter. The Company believes that the costs associated with the claims are not likely to be material to its consolidated financial position or results of operations.

The Company’s mortgage banking subsidiary originates loans insured by the United States Department of Housing and Urban Development (“HUD”). In May 2004, HUD initiated an audit of certain loans which were underwritten by the Company’s mortgage banking subsidiary during 2001 and 2002 in Arizona, Colorado and Texas, and informed the Company’s mortgage banking subsidiary that it may seek indemnification for any loans in default, as well as possible administrative action and civil penalties. In June 2005, the Company’s mortgage banking subsidiary settled the matter with HUD for $3.2 million.

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

SFAS No. 123R is effective for most public companies at the beginning of the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123R, but believes that the implementation of the provisions of SFAS No. 123R will not have a material impact on its consolidated financial position or results of operations.

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Supplemental Guarantor Information (continued)
Condensed Consolidating Income Statements
Nine Months Ended August 31, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$4,035,415	$2,256,095	$—	$6,291,510

Construction:
Revenues	$—	$4,035,415	$2,229,194	$—	$6,264,609
Construction and land costs	—	(2,862,491)	(1,730,659)	—	(4,593,150)
Selling, general and administrative expenses	(104,176)	(387,872)	(315,229)	—	(807,277)

Operating income (loss)	(104,176)	785,052	183,306	—	864,182
Interest expense, net of amounts capitalized	137,851	(95,734)	(52,844)	—	(10,727)
Minority interests	(20,187)	(21,300)	(14,060)	—	(55,547)
Other income	439	5,926	7,120	—	13,485

Construction pretax income	13,927	673,944	123,522	—	811,393

Mortgage banking pretax income	—	—	2,385	—	2,385

Total pretax income	13,927	673,944	125,907	—	813,778
Income taxes	(4,800)	(233,200)	(44,000)	—	(282,000)
Equity in earnings of subsidiaries	522,651	—	—	(522,651)	—

Net income	$531,778	$440,744	$81,907	$(522,651)	$531,778

Nine Months Ended August 31, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$3,101,766	$1,570,321	$—	$4,672,087

Construction:
Revenues	$—	$3,101,766	$1,537,743	$—	$4,639,509
Construction and land costs	—	(2,326,313)	(1,226,446)	—	(3,552,759)
Selling, general and administrative expenses	(66,957)	(314,837)	(227,879)	—	(609,673)

Operating income (loss)	(66,957)	460,616	83,418	—	477,077
Interest expense, net of amounts capitalized	113,987	(82,640)	(45,980)	—	(14,633)
Minority interests	(11,687)	(22,301)	(7,186)	—	(41,174)
Other income	2,712	2,440	7,090	—	12,242

Construction pretax income	38,055	358,115	37,342	—	433,512

Mortgage banking pretax income	—	—	5,656	—	5,656

Total pretax income	38,055	358,115	42,998	—	439,168
Income taxes	(12,700)	(118,200)	(14,100)	—	(145,000)
Equity in earnings of subsidiaries	268,813	—	—	(268,813)	—

Net income	$294,168	$239,915	$28,898	$(268,813)	$294,168

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Supplemental Guarantor Information (continued)
Condensed Consolidating Income Statements
Three Months Ended August 31, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,631,530	$893,534	$—	$2,525,064

Construction:
Revenues	$—	$1,631,530	$884,273	$—	2,515,803
Construction and land costs	—	(1,148,612)	(679,887)	—	(1,828,499)
Selling, general and administrative expenses	(42,183)	(152,106)	(119,205)	—	(313,494)

Operating income (loss)	(42,183)	330,812	85,181	—	373,810
Interest expense, net of amounts capitalized	50,471	(36,665)	(18,116)	—	(4,310)
Minority interests	(9,377)	(8,210)	(4,534)	—	(22,121)
Other income	192	914	2,829	—	3,935

Construction pretax income	(897)	286,851	65,360	—	351,314

Mortgage banking pretax income	—	—	1,407	—	1,407

Total pretax income	(897)	286,851	66,767	—	352,721
Income taxes	300	(101,800)	(23,700)	—	(125,200)
Equity in earnings of subsidiaries	228,118	—	—	(228,118)	—

Net income	$227,521	$185,051	$43,067	$(228,118)	$227,521

Three Months Ended August 31, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,159,346	$588,946	$—	$1,748,292

Construction:
Revenues	$—	$1,159,346	$580,192	$—	$1,739,538
Construction and land costs	—	(862,756)	(456,631)	—	(1,319,387)
Selling, general and administrative expenses	(24,350)	(115,231)	(89,789)	—	(229,370)

Operating income (loss)	(24,350)	181,359	33,772	—	190,781
Interest expense, net of amounts capitalized	44,392	(32,087)	(16,132)	—	(3,827)
Minority interests	(5,064)	(10,363)	(3,108)	—	(18,535)
Other income	1,464	1,921	2,997	—	6,382

Construction pretax income	16,442	140,830	17,529	—	174,801

Mortgage banking pretax income	—	—	1,153	—	1,153

Total pretax income	16,442	140,830	18,682	—	175,954
Income taxes	(5,500)	(46,500)	(6,100)	—	(58,100)
Equity in earnings of subsidiaries	106,912	—	—	(106,912)	—

Net income	$117,854	$94,330	$12,582	$(106,912)	$117,854

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Supplemental Guarantor Information (continued)
Condensed Consolidating Balance Sheets
August 31, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$2,923	$(38,845)	$96,075	$—	$60,153
Trade and other receivables	10,296	145,987	336,587	—	492,870
Inventories	—	4,037,903	1,705,917	—	5,743,820
Other assets	433,191	185,836	221,476	—	840,503

	446,410	4,330,881	2,360,055	—	7,137,346

Mortgage banking	—	—	100,854	—	100,854
Investment in subsidiaries	632,523	—	—	(632,523)	—

Total assets	$1,078,933	$4,330,881	$2,460,909	$(632,523)	$7,238,200

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$199,712	$829,317	$706,428	$—	$1,735,457
Mortgages and notes payable	2,365,132	38,395	297,903	—	2,701,430

	2,564,844	867,712	1,004,331	—	4,436,887

Minority interests in consolidated subsidiaries and joint ventures	108,519	5,849	22,583	—	136,951
Mortgage banking	—	—	60,403	—	60,403
Intercompany	(4,198,389)	3,163,500	1,034,889	—	—
Stockholders’ equity	2,603,959	293,820	338,703	(632,523)	2,603,959

Total liabilities and stockholders’ equity	$1,078,933	$4,330,881	$2,460,909	$(632,523)	$7,238,200

November 30, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$94,644	$(15,102)	$111,118	$—	$190,660
Trade and other receivables	12,950	84,831	416,193	—	513,974
Inventories	—	2,901,570	1,241,684	—	4,143,254
Other assets	521,683	140,999	114,926	—	777,608

	629,277	3,112,298	1,883,921	—	5,625,496

Mortgage banking	—	—	210,460	—	210,460
Investment in subsidiaries	350,137	—	—	(350,137)	—

Total assets	$979,414	$3,112,298	$2,094,381	$(350,137)	$5,835,956

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$210,239	$649,067	$700,657	$—	$1,559,963
Mortgages and notes payable	1,733,689	38,269	203,642	—	1,975,600

	1,943,928	687,336	904,299	—	3,535,563

Minority interests in consolidated subsidiaries and joint ventures	84,820	22,949	19,271	—	127,040
Mortgage banking	—	—	117,672	—	117,672
Intercompany	(3,105,015)	2,402,013	703,002	—	—
Stockholders’ equity	2,055,681	—	350,137	(350,137)	2,055,681

Total liabilities and stockholders’ equity	$979,414	$3,112,298	$2,094,381	$(350,137)	$5,835,956

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Supplemental Guarantor Information (continued)
Condensed Consolidating Statements of Cash Flows
Nine Months Ended August 31, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$531,778	$440,744	$81,907	$(522,651)	$531,778
Adjustments to reconcile net income to net cash provided (used) by operating activities	118,649	(963,423)	(241,245)	—	(1,086,019)

Net cash provided (used) by operating activities	650,427	(522,679)	(159,338)	(522,651)	(554,241)

Cash flows from investing activities:
Other, net	(2,249)	(44,918)	(29,457)	—	(76,624)

Net cash used by investing activities:	(2,249)	(44,918)	(29,457)	—	(76,624)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(117,000)	—	(67,632)	—	(184,632)
Proceeds from issuance of notes	747,591	—	—	—	747,591
Other, net	24,997	(70,706)	(19,254)	—	(64,963)
Intercompany	(1,395,487)	614,560	258,276	522,651	—

Net cash provided (used) by financing activities:	(739,899)	543,854	171,390	522,651	497,996

Net decrease in cash and cash equivalents	(91,721)	(23,743)	(17,405)	—	(132,869)

Cash and cash equivalents at beginning of period	94,644	(15,102)	154,654	—	234,196

Cash and cash equivalents at end of period	$2,923	$(38,845)	$137,249	$—	$101,327

Nine Months Ended August 31, 2004 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$294,168	$239,915	$28,898	$(268,813)	$294,168
Adjustments to reconcile net income to net cash provided (used) by operating activities	(8,780)	(664,454)	(68,472)	—	(741,706)

Net cash provided (used) by operating activities	285,388	(424,539)	(39,574)	(268,813)	(447,538)

Cash flows from investing activities:
Acquistions, net of cash acquired	—	—	(121,546)	—	(121,546)
Other, net	(368)	(71,108)	(20,572)	—	(92,048)

Net cash used by investing activities:	(368)	(71,108)	(142,118)	—	(213,594)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other borrowings	173,900	—	(72,911)	—	100,989
Proceeds from issuance of notes	596,169	—	—	—	596,169
Repurchases of common stock	(66,125)	—	—	—	(66,125)
Other, net	(4,476)	(15,851)	(48,925)	—	(69,252)
Intercompany	(1,008,972)	486,068	254,091	268,813	—

Net cash provided (used) by financing activities:	(309,504)	470,217	132,255	268,813	561,781

Net decrease in cash and cash equivalents	(24,484)	(25,430)	(49,437)	—	(99,351)

Cash and cash equivalents at beginning of period	28,386	(49,060)	158,793	—	138,119

Cash and cash equivalents at end of period	$3,902	$(74,490)	$109,356	$—	$38,768

13.	Subsequent Event

On September 1, 2005, the Company completed the sale of substantially all of the assets of its mortgage banking subsidiary to Countrywide Home Loans, Inc. (“Countrywide”), a subsidiary of Countrywide Financial Corporation and concurrently established a joint venture, Countrywide KB Home Loans, with Countrywide in accordance with an agreement entered into on June 30, 2005. Countrywide KB Home Loans will make loans to the Company’s homebuyers. The Company and Countrywide will each maintain a 50% ownership interest in the joint venture with Countrywide providing oversight of the joint venture’s operations. It is anticipated that the transaction will be accounted for as an unconsolidated joint venture by the Company. Under the terms of the agreement, the Company received all cash in exchange for the assets sold. Countrywide KB Home Loans essentially replaces KB Home Mortgage Company, the Company’s wholly-owned subsidiary that has provided mortgage services to its homebuyers in the past. With the formation of the Countrywide KB Home Loans joint venture, KB Home Mortgage Company will no longer provide mortgage banking services, but will continue to operate ancillary businesses, including title, escrow and insurance services. The sale of assets is not expected to have a material effect on the Company’s consolidated financial position or results of operations. However, beginning in the fourth quarter of 2005, the presentation of the mortgage banking operations in the financial statements will change to reflect the wind-down of the Company’s mortgage banking subsidiary, which is consolidated in the Company’s financial statements, and the commencement of operations of the Countrywide KB Home Loans joint venture, which is expected to be accounted for as an unconsolidated joint venture.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Total revenues for the three months ended August 31, 2005 rose $776.8 million, or 44.4%, to $2.53 billion from $1.75 billion for the three months ended August 31, 2004. For the nine months ended August 31, 2005, total revenues increased $1.62 billion, or 34.7%, to $6.29 billion from $4.67 billion for the year-earlier period. The growth in total revenues for the three-month and nine-month periods of 2005 compared to the corresponding periods of 2004 resulted primarily from higher housing revenues, which, in turn, were generated by increased unit delivery volume and higher average selling prices. Net income for the third quarter of 2005 increased 93.1% to $227.5 million, or $2.55 per diluted share, from $117.9 million, or $1.42 per diluted share, for the third quarter of 2004. Net income for the nine months ended August 31, 2005 rose 80.8% to $531.8 million, or $6.02 per diluted share, compared to $294.2 million, or $3.49 per diluted share, for the nine months ended August 31, 2004. The increases in net income in the third quarter and first nine months of 2005 compared to the corresponding periods of 2004 were principally driven by higher revenues and improved operating income margins, partly offset by an increase in the Company’s effective tax rate. Diluted earnings per share comparisons for the three-month and nine-month periods of 2005 were affected by year-over-year increases of 7.5% and 4.8%, respectively, in the average number of diluted shares outstanding.
CONSTRUCTION
Construction revenues increased by $776.3 million, or 44.6%, to $2.52 billion in the third quarter of 2005 from $1.74 billion in the third quarter of 2004 mainly due to an increase in housing revenues. The Company’s construction revenues are generated from operations in the United States and France. The Company’s domestic operating divisions are grouped into four regions: “West Coast” — California; “Southwest” — Arizona, Nevada and New Mexico; “Central” — Colorado, Illinois, Indiana and Texas; and “Southeast” — Florida, Georgia, North Carolina and South Carolina.
Housing revenues increased by 44.6%, or $769.3 million, to $2.49 billion in the third quarter of 2005 from $1.72 billion in the year-earlier period as a result of a 22.0% increase in unit deliveries and an 18.5% increase in the Company’s average selling price. Each of the Company’s five geographic regions posted strong increases in housing revenues. In the United States, housing revenues rose 44.8% to $2.17 billion on 8,233 unit deliveries in the three months ended August 31, 2005 from $1.50 billion on 6,912 units in the corresponding period of 2004. Housing revenues from the West Coast region for the third quarter of 2005 reached $817.3 million, increasing 50.3% from $543.7 million in the year-earlier period as unit deliveries in the region rose 33.6% to 1,781 in the third quarter of 2005 from 1,333 in the year-earlier quarter. Housing revenues from the Southwest region rose 43.3% to $539.0 million in the three months ended August 31, 2005 from $376.1 million in the same period a year ago. Unit deliveries in the Southwest region increased 3.1% to 1,943 in the third quarter of 2005 from 1,884 in the third quarter of 2004. In the Central region, third quarter housing revenues increased 12.7% to $408.0 million in 2005 from $362.0 million in 2004, reflecting an 8.5% growth in unit deliveries to 2,638 units from 2,432 units in the prior year’s quarter. In the Southeast region, housing revenues rose 86.7% to $405.5 million in the third quarter of 2005 from $217.2 million in the same quarter of 2004. Unit deliveries in the region increased 48.1% to 1,871 units in the third quarter of 2005 from 1,263 units in the year-earlier quarter. Revenues from French housing operations for the three months ended August 31, 2005 rose 43.8% to $323.4 million compared to $224.9 million in the year-earlier period, reflecting a 39.9% increase in unit deliveries to 1,579 from 1,129.
The Company’s overall average selling price rose 18.5% to $254,100 during the third quarter of 2005 from $214,400 in the same quarter a year ago as a result of increases in each of the Company’s geographic regions. The Company’s domestic average selling price rose 21.5% to $263,500 in the third quarter of 2005 from $216,900 in the corresponding period of 2004. In both the West Coast and Southwest regions, high demand for housing combined with constrained housing supply continued to support higher prices. For the three months ended August 31, 2005, the average selling price in the Company’s West Coast region increased 12.5% to $458,900 from $407,900 for the three months ended August 31, 2004, and the average selling price in the Southwest region rose 39.0% to $277,400 in the third quarter of 2005 from $199,600 in the corresponding period of 2004. In the Central region, the average selling price in the third quarter of 2005 increased 4.0% to $154,700 from $148,800 in the year-earlier period. In the Southeast region, the average selling price increased 26.0% to $216,700 in the third quarter of 2005 from $172,000 in the corresponding quarter of 2004. In France, the average selling price for the three months ended August 31, 2005 increased 2.8% to $204,800 from $199,200 in the year-earlier quarter, primarily due to favorable foreign exchange rates.
The Company’s commercial business in France generated revenues of $2.4 million in the three months ended August 31, 2005 and $7.6 million in the three months ended August 31, 2004. Revenues from Company-wide land sales totaled $20.2 million in the third quarter of 2005 compared to $8.1 million in the third quarter of 2004. Generally, land sale revenues fluctuate with management decisions to maintain or decrease the Company’s land ownership position in a particular market or markets based upon the volume of its holdings, the strength and number of competing developers entering the particular market at given points in time, the availability of land in the particular market served by the Company and prevailing market conditions.
For the first nine months of 2005, construction revenues increased by $1.62 billion, or 35.0%, to $6.26 billion from $4.64 billion for the same period a year ago as a result of higher housing revenues. Housing revenues totaled $6.23 billion on 25,194 units in the first nine months of 2005 compared to $4.60 billion on 21,361 units for the same period a year ago. Housing operations in the United States generated revenues of $5.40 billion on 21,319 units in the first nine months of 2005, up 36.5% from $4.00 billion on 18,262 units in the comparable period of 2004. During the first nine months of 2005, housing revenues from the West Coast region increased 33.8% to $1.95 billion from $1.46 billion in the first nine months of 2004, on a 17.8% increase in unit deliveries in the region to 4,293 in the first nine months of 2005 from 3,643 in the corresponding period of 2004. In the Southwest region, housing revenues increased 35.4% to $1.43 billion in the first nine months of 2005 from $1.06 billion in the comparable period of 2004, as unit deliveries in the region increased 4.0% to 5,548 in the first nine months of 2005 from 5,337 in the year-earlier period. Housing revenues from the Central region increased 15.8% to $1.03 billion in the first nine months of 2005 from $886.8 million in the same period of 2004, as unit deliveries in the region rose 10.9% to 6,628 in the first nine months of 2005 from 5,974 in the corresponding period of 2004. In the Southeast region, housing revenues increased 78.6% to $999.5 million in the first nine months of 2005 from $559.8 million in the corresponding period of 2004, as unit deliveries in the region rose 46.6% to 4,850 in the first nine months of 2005 from 3,308 in the year-earlier period. French housing revenues totaled $821.6 million on 3,875 unit deliveries in the first nine months of 2005 compared to $640.8 million on 3,099 unit deliveries in the year-earlier period.
The Company’s overall average selling price increased 14.7% to $247,100 in the first nine months of 2005 from $215,400 in the year-earlier period. For the first nine months of 2005, the average selling price in the West Coast region rose 13.5% to $453,500 from $399,500 for the first nine months of 2004 and the average selling price in the Southwest region increased 30.2% to $258,000 from $198,100, as continued constraints in the supply of housing in both regions drove prices up. The average selling price in the Central region increased 4.4% in the nine-month period of 2005 to $154,900 from $148,400 in the same period of 2004. In the Southeast region, the average selling price rose 21.8% to $206,100 in the first nine months of 2005 from $169,200 in the first nine months of 2004. In France, the average selling price for the nine-month period of 2005 increased 2.5% to $212,000 in 2005 compared to $206,800 in the corresponding period of 2004, primarily due to favorable foreign exchange rates in 2005.
The Company’s commercial activities in France generated revenues of $5.2 million in the first nine months of 2005 compared with revenues of $16.7 million in the first nine months of 2004 due to a decrease in commercial activity. Company-wide revenues from land sales totaled $33.3 million in the first nine months of 2005 compared to $22.6 million in the first nine months of 2004.
Operating income increased by $183.0 million, or 95.9%, to $373.8 million in the third quarter of 2005 from $190.8 million in the third quarter of 2004. As a percentage of construction revenues, operating income increased 3.9 percentage points to 14.9% in the three months ended August 31, 2005 compared to 11.0% in the same period a year ago, due to an increase in the housing gross margin. Gross profits increased by $267.1 million, or 63.6%, to $687.3 million in the third quarter of 2005 from $420.2 million in the year-earlier quarter. Gross profits as a percentage of construction revenues rose 3.1 percentage points to 27.3% in the third quarter of 2005 from 24.2% in the same quarter of 2004 primarily due to an increase in the housing gross margin. During the same year-over-year period, housing gross profits increased by $268.9 million, or 64.8%, to $684.3 million from $415.4 million. Housing gross margin increased 3.3 percentage points to 27.4% in the third quarter of 2005 from 24.1% in the year-earlier quarter as the combination of enhanced operating efficiencies and higher average selling prices exceeded the impact of higher material costs. Commercial activities in France generated profits of $.7 million during the three months ended August 31, 2005, compared with $1.8 million generated during the three months ended August 31, 2004.

Land sales generated profits of $2.3 million during the third quarter of 2005 compared to $2.9 million during the third quarter of 2004.
Selling, general and administrative expenses totaled $313.5 million in the three-month period ended August 31, 2005 compared to $229.4 million in the three months ended August 31, 2004. As a percentage of housing revenues, selling, general and administrative expenses improved to 12.6% in the third quarter of 2005 from 13.3% in the same period a year ago.
For the first nine months of 2005, operating income increased 81.1%, or $387.1 million, to $864.2 million from $477.1 million in the corresponding period of 2004. As a percentage of construction revenues, operating income increased 3.5 percentage points to 13.8% in the first nine months of 2005 from 10.3% in the first nine months of 2004 due to a higher housing gross margin. Housing gross profits increased by $583.0 million, or 54.0%, to $1.66 billion in the first nine months of 2005 from $1.08 billion in the first nine months of 2004, with the housing gross margin increasing to 26.7% from 23.5%. This 3.2 percentage point increase in the Company’s housing gross margin for the nine months ended August 31, 2005 reflected the combined effects of enhanced operating efficiencies and higher average selling prices. Commercial activities in France produced profits of $2.1 million in the first nine months of 2005, compared with $3.8 million in the first nine months of 2004. Company-wide land sales generated profits of $6.9 million and $3.5 million in the first nine months of 2005 and 2004, respectively.
Selling, general and administrative expenses increased to $807.3 million for the first nine months of 2005 from $609.7 million for the same period of 2004; however, as a percentage of housing revenues, selling, general and administrative expenses improved to 13.0% in the first nine months of 2005 from 13.3% in the first nine months of 2004.
Interest income totaled $1.3 million in the third quarter of 2005 and $.8 million in the third quarter of 2004. For the first nine months, interest income totaled $3.0 million in both 2005 and 2004. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.
Interest expense (net of amounts capitalized) increased by $.5 million to $4.3 million in the third quarter of 2005 from $3.8 million in the third quarter of 2004. For the nine months ended August 31, 2005, interest expense decreased by $3.9 million to $10.7 million from $14.6 million in the corresponding period of 2004. Gross interest incurred in the three months and nine months ended August 31, 2005 was higher than that incurred in the corresponding year-ago periods by $9.9 million and $31.0 million, respectively, due to higher debt levels in 2005. Offsetting the interest incurred was an increase in the percentage of interest capitalized, which rose slightly to 90.9% in the third quarter of 2005 from 89.7% in the same period of 2004. For the nine months ended August 31, 2005, this percentage increased to 91.9% from 85.6% for the nine months ended August 31, 2004. The higher percentage of interest capitalized during the three months and nine months ended August 31, 2005 resulted from a greater proportion of land under development compared to the three months and nine months ended August 31, 2004.
Minority interests totaled $22.1 million in the third quarter of 2005 and $18.5 million in the third quarter of 2004. For the first nine months of 2005, minority interests totaled $55.5 million compared with $41.2 million in the first nine months of 2004. Minority interests for the three months and nine months ended August 31, 2005 and 2004 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. The increases in minority interests in the three-month and nine-month periods ended August 31, 2005 primarily related to increased activity from a consolidated joint venture in California as well as higher earnings from KBSA.
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
Equity in pretax income of unconsolidated joint ventures totaled $2.7 million in the third quarter of 2005 and $5.6 million in the third quarter of 2004. The Company’s joint ventures generated combined revenues of $55.6 million during the three months ended August 31, 2005 compared with $84.4 million in the corresponding period of 2004. For the first nine months of 2005, the Company’s equity in pretax income of unconsolidated joint ventures totaled $10.5 million compared to $9.3 million for the same period of 2004. Combined revenues from these joint ventures totaled $148.3 million in the first nine months of 2005 and $169.9 million in the first nine months of 2004. The joint venture revenues in the 2005 periods were generated from both residential and commercial activities, while in 2004 all of such revenues were generated from residential activities. The increased equity in pretax income from joint ventures in the first nine months of 2005 primarily reflected additional joint venture activity in California and France.
MORTGAGE BANKING
Subsequent to the end of the third quarter, on September 1, 2005, the Company completed the sale of substantially all of the assets of its mortgage banking subsidiary to Countrywide and concurrently established a joint venture, Countrywide KB Home Loans. (See the Subsequent Event section herein for additional discussion.)
Interest income and interest expense totaled $2.5 million and $1.7 million, respectively, in the third quarter of 2005. Interest income for the quarter ended August 31, 2005 decreased by $.4 million from the year-earlier quarter, and interest expense for the quarter ended August 31, 2005 increased by $.6 million from the same period of 2004. For the first nine months of 2005, interest income from mortgage banking activities decreased by $.3 million to $7.6 million from $7.9 million for the same period of 2004 and related interest expense increased by $1.7 million to $4.8 million from $3.1 million for the same period of 2004. Interest income for the three-month and nine-month periods ended August 31, 2005 decreased slightly primarily due to a decrease in the mortgage banking subsidiary’s retention rate, partly offset by higher interest rates on first mortgages held under commitments of sale in 2005. The term “retention rate” refers to the percentage of the Company’s domestic homebuyers using its mortgage banking subsidiary as a loan originator. Interest expense increased in the three-month and nine-month periods of 2005 mainly due to higher interest rates on notes payable during the periods as compared to the year-earlier periods.
The following table presents mortgage loan origination and sales data, including loans brokered to wholesale mortgage bankers, for the Company’s mortgage banking operations (dollars in thousands):

	Nine Month Ended August 31,		Three Months Ended August 31,
	2005	2004	2005	2004

Total originations:
Loans	12,109	11,581	4,373	3,939
Principal	$2,206,788	$2,094,265	$816,825	$729,736
Retention rate	48%	62%	44%	60%

Loans sold to third parties:
Loans	9,295	11,021	3,240	3,843
Principal	$1,523,235	$1,822,747	$533,781	$640,317
Other mortgage banking revenues, which principally consist of gains on sales of mortgages and servicing rights and, to a lesser extent, mortgage loan origination fees and mortgage servicing income, increased to $6.7 million in the third quarter of 2005 from $5.8 million in the third quarter of 2004. For the nine months ended August 31, 2005, other mortgage banking revenues decreased to $19.3 million in 2005 from $24.6 million in the same period of 2004. The decrease in the nine-month period of 2005 compared to the corresponding period of 2004 was primarily due to a lower retention rate, due in part to the wind down of the Company’s mortgage banking operations in anticipation of commencing the Countrywide KB Home Loans joint venture, which closed on September 1, 2005, and unfavorable changes in product mix.
The Company’s mortgage banking subsidiary’s retention rate decreased to 44% in the third quarter of 2005 from 60% in the corresponding quarter of 2004 primarily due to the wind-down of the operations in connection with the commencement of the Countrywide KB Home Loans joint venture, which closed on September 1, 2005.
General and administrative expenses associated with mortgage banking activities totaled $6.1 million in the third quarter of 2005 and $6.5 million in the corresponding period of 2004. For the nine months ended August 31, these expenses totaled $19.7 million in 2005 and $23.9 million in 2004. General and administrative expenses for the nine-month period ended August 31, 2005 included a $3.2 million charge, recorded in the second quarter, related to the settlement of a matter with HUD. General and administrative expenses decreased in the third quarter and first nine months of 2005 mainly as a result of efforts to reduce and align costs with the mortgage banking subsidiary’s lower loan origination volume as the mortgage banking operations were winding down in connection with the commencement of the Countrywide KB Home Loans joint venture, which closed on September 1, 2005.
INCOME TAXES
Income tax expense totaled $125.2 million in the third quarter of 2005 and $58.1 million in the third quarter of 2004. For the first nine months of 2005, income tax expense totaled $282.0 million compared to $145.0 million in the corresponding period of 2004. The third quarter income tax expense amounts represented effective income tax rates of approximately 35.5% in 2005 and 33.0% in 2004. The nine-month income tax expense amounts represented effective income tax rates of 34.7% and 33.0% in 2005 and 2004, respectively. The higher tax rates in the 2005 periods are the result of the Company’s overall increased profitability and growth in markets with higher state tax rates.
During 2004, the American Jobs Creation Act was signed into law. The Company is evaluating the potential impact of this law on the years ending November 30, 2005 and 2006, but, at the present time, does not expect that it will have a material impact on the Company’s financial position or result of operations. During 2004 and 2005, the Company has made investments that have resulted in benefits in the form of fuel tax credits. These tax credits are subject to a phase-out provision that gradually reduces the tax credits if the annual average price of domestic crude oil increases to a stated phase-out range. While the Company does not expect any material reduction in tax credits to occur in 2005, the Company’s 2006 effective income tax rate, which is currently expected to be approximately 36%, may increase in the event oil prices remain at or above current levels and cause tax credits to be reduced.
Liquidity and Capital Resources
The Company assesses its liquidity in terms of its ability to generate cash to fund its operating and investing activities. Historically, the Company has funded its construction and mortgage banking activities with internally generated cash flows and external sources of debt and equity financing. During the nine-month period ended August 31, 2005, operating, investing and financing activities used net cash of $132.9 million compared to $99.4 million used in the nine-month period ended August 31, 2004.
Operating activities used $554.2 million of cash during the first nine months of 2005 and $447.5 million during the corresponding period of 2004. The Company’s uses of operating cash in the first nine months of 2005 included net investments in inventories of $1.35 billion (excluding $162.2 million of inventories acquired through seller financing and $84.5 million of inventory of consolidated VIEs) and other operating uses of $34.3 million. The uses of cash in the first nine months of 2005 were partially offset by earnings of $531.8 million, a decrease in receivables of $127.0 million, an increase in accounts payable, accrued expenses and other liabilities of $102.3 million and various noncash items deducted from net income.
In the first nine months of 2004, uses of operating cash included net investments in inventories of $913.5 million (excluding the effect of the Palmetto, Groupe Avantis, Foncier and Dura acquisitions, $51.0 million of inventories acquired through seller financing and $43.2 million of inventory of consolidated VIEs) and other operating uses of $18.5 million. Partially offsetting these uses of cash in the first nine months of 2004 were earnings of $294.2 million, a decrease in receivables of $75.9 million, an increase in accounts payable, accrued expenses and other liabilities of $55.4 million and various noncash items deducted from net income.
Investing activities used $76.6 million of cash in the first nine months of 2005 compared to $213.6 million in the year-earlier period. In the first nine months of 2005, $61.8 million was used for investments in unconsolidated joint ventures and $15.6 million was used for net purchases of property and equipment. The cash used was partially offset by proceeds of $.4 million received from mortgage-backed securities, which were principally used to pay down the collateralized mortgage obligations for which the mortgage-backed securities had served as collateral, and $.4 million provided from net sales of mortgages held for long-term investment. In the first nine months of 2004, $121.6 million, net of cash acquired, was used for the acquisitions of Palmetto and Groupe Avantis, Foncier and Dura, $80.0 million was used for investments in unconsolidated joint ventures and $14.3 million was used for net purchases of property and equipment. The cash used in 2004 was partly offset by proceeds of $2.0 million received from mortgage-backed securities and $.3 million received from net sales of mortgages held for investment.
Financing activities provided cash of $497.9 million in first nine months of 2005 and $561.7 million in the first nine months of 2004. In the first nine months of 2005, sources of cash included $747.6 million in proceeds from the issuance of the $300 Million Senior Notes and $450 Million Senior Notes and $94.6 million from the issuance of common stock under employee stock plans. Partially offsetting the cash provided were payments of $238.8 million on short-term borrowings, payments of $53.9 million to minority interests, dividend payments of $46.2 million, repurchases of common stock of $5.0 million and payments on collateralized mortgage obligations of $.3 million. On December 15, 2004, pursuant to the 2004 Shelf Registration, the Company issued the $300 Million Senior Notes at 99.357% of the principal amount of the notes. The notes, which are due January 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $300 Million Senior Notes may be redeemed, in whole at any time or from time to time in part at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments discounted to the date of redemption at a defined rate, plus, in each case accrued and unpaid interest to the applicable redemption date. The $300 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $300 Million Senior Notes to repay borrowings under the $1 Billion Credit Facility. Pursuant to the 2004 Shelf Registration, on June 2, 2005, the Company issued $300.0 million of 6 1/4% senior notes at 99.533% of the principal amount of the notes, and on June 27, 2005, issued an additional $150.0 million of 6 1/4% senior notes in the same series, collectively, the $450 Million Senior Notes, at 100.614% of the principal amount of the notes plus accrued interest from June 2, 2005. The $450 Million Senior Notes, which are due June 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $450 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments discounted to the date of redemption at a defined rate, plus, in each case accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $450 Million Senior Notes to repay borrowings under its $1 Billion Credit Facility.
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
Financing activities in the first nine months of 2004 resulted in net cash inflows due to $596.2 million in proceeds from the sale of $250.0 million of 5 3/4% senior notes and $350.0 million of 6 3/8% senior notes, $47.9 million in proceeds from short-term borrowings and $30.4 million from the issuance of stock under employee stock plans. Partially offsetting these sources were repurchases of common stock of $66.1 million, cash dividend payments of $29.4 million, payments to minority interests of $15.5 million and payments on collateralized mortgage obligations of $1.7 million.
As of August 31, 2005, the Company had $402.6 million available under its $1 Billion Credit Facility, net of $323.4 million of outstanding letters of credit. French unsecured financing agreements, totaling $229.1 million, had in the aggregate $227.2 million available at August 31, 2005. In addition, the Company’s mortgage banking operation had $296.8 million available under its $300.0 million master loan and security agreement and all of its $150.0 million master loan and security agreement available at the end of the third quarter of 2005. The Company’s mortgage banking subsidiary also has a $300.0 million purchase and sale agreement, which allows it to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facilities. This agreement is not committed and may be terminated at the discretion of the counterparties. The debt of the Company’s mortgage banking subsidiary is non-recourse to the Company’s construction business. In connection with the wind-down of the Company’s mortgage banking subsidiary due to the commencement of the Countrywide KB Home Loans joint venture on September 1, 2005, the $150.0 million master loan and security agreement was terminated by the Company’s mortgage banking subsidiary on September 1, 2005 and the $300.0 million master loan and security agreement expired on October 6, 2005. The mortgage banking subsidiary’s $300.0 million purchase and sale agreement will remain active until the wind-down of all activity is complete, which is expected to occur prior to November 30, 2005.
The Company’s financial leverage, as measured by the ratio of construction debt to total capital, was 50.9% at August 31, 2005 compared to 52.7% at August 31, 2004. Construction debt to total capital is not a financial measure in accordance with generally accepted accounting principles (“GAAP”). However, the Company believes this ratio is preferable to total debt to total capital, the most comparable GAAP measure, in order to maintain comparability with other publicly traded homebuilders for stockholders, investors and analysts. A reconciliation of the non-GAAP measure, construction debt to total capital, to the most comparable GAAP measure, total debt to total capital, follows (in thousands):

	August 31,
	2005		2004
	Total debt	Construction	Total debt	Construction
	to total	debt to total	to total	debt to total
	capital	capital	capital	capital

Debt:
Construction	$2,701,430	$2,701,430	$2,030,606	$2,030,606
Mortgage banking	3,288		97,328	—

Total debt	$2,704,718	$2,701,430	$2,127,934	$2,030,606

Total debt	$2,704,718	$2,701,430	$2,127,934	$2,030,606
Stockholders’ equity	2,603,959	2,603,959	1,825,126	1,825,126

Total capital	$5,308,677	$5,305,389	$3,953,060	$3,855,732

Ratio	50.9%	50.9%	53.8%	52.7%

The Company anticipates additional capital needs as a result of its growth; accordingly, the Company expects to increase the borrowing capacity under, and extend the term of, the $1 Billion Credit Facility in the near future.
Subsequent Event
On September 1, 2005, the Company completed the sale of substantially all of the assets of its mortgage banking subsidiary to Countrywide and concurrently established a joint venture, Countrywide KB Home Loans, with Countrywide in accordance with an agreement entered into on June 30, 2005. Countrywide KB Home Loans will make loans to the Company’s homebuyers. The Company and Countrywide will each maintain a 50% ownership interest in the joint venture with Countrywide providing oversight of the joint venture’s operations. It is anticipated that the transaction will be accounted for as an unconsolidated joint venture by the Company. Under the terms of the agreement, the Company received all cash in exchange for the assets sold. Countrywide KB Home Loans essentially replaces KB Home Mortgage Company, the Company’s wholly-owned subsidiary that has provided mortgage services to its homebuyers in the past. With the formation of the Countrywide KB Home Loans joint venture, KB Home Mortgage Company will no longer provide mortgage banking services, but will continue to operate ancillary businesses, including title, escrow and insurance services. The sale of assets is not expected to have a material effect on the Company’s consolidated financial position or results of operations. However, beginning in the fourth quarter of 2005, the presentation of the mortgage banking operations in the financial statements will change to reflect the wind-down of the Company’s mortgage banking subsidiary, which is consolidated in the Company’s financial statements, and the commencement of operations of the Countrywide KB Home Loans joint venture, which is expected to be accounted for as an unconsolidated joint venture.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
The Company conducts a portion of its land acquisition, development and other residential and commercial construction activities through participation in joint ventures in which it holds less than a controlling interest. These joint ventures operate in certain markets in the U.S. and France where the Company’s consolidated construction operations are located. Through joint ventures, the Company reduces and shares its risk and also reduces the amount invested in land, while increasing its access to potential future home sites. The use of joint ventures also, in some instances, enables the Company to acquire land which it might not otherwise obtain or access on as favorable terms, without the participation of a strategic partner. The Company’s partners in these joint ventures are generally unrelated homebuilders, land developers or other real estate entities. While the Company views the use of unconsolidated joint ventures as beneficial to its homebuilding activities, it does not view them as essential to those activities.
The Company’s investment in unconsolidated joint ventures totaled $240.7 million at August 31, 2005 and $168.4 million at November 30, 2004. These joint ventures had total assets of $1.91 billion and outstanding secured construction debt of approximately $1.17 billion at August 31, 2005. In certain instances, the Company provides varying levels of guarantees on debt of unconsolidated joint ventures. When the Company or its subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At August 31, 2005, the Company had payment guarantees related to the third-party debt of three unconsolidated joint ventures. One of these joint ventures had aggregate third-party debt of $402.1 million at August 31, 2005, of which each of the joint venture partners guaranteed a pro rata share. The Company’s share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 48.5% or $195.0 million. The remaining two joint ventures collectively had total third-party debt of $19.1 million at August 31, 2005, of which each of the joint venture partners guaranteed a pro rata share. The Company’s collective share for these two joint ventures was 50% or $9.5 million. The Company had limited maintenance guarantees of $218.3 million of unconsolidated entity debt at August 31, 2005. The limited maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture and increase the Company’s share of any funds such unconsolidated joint venture distributes.
In the ordinary course of its business, the Company enters into land option contracts in order to procure land for the construction of homes. The use of such option arrangements allows the Company to reduce the risks associated with land ownership and development; reduce its financial commitments, including interest and other carrying costs; and minimize land inventories. As of August 31, 2005, excluding consolidated VIEs, the Company had cash deposits totaling $162.7 million which were associated with land option contracts having an aggregate purchase price of $4.22 billion.
The Company is often required to obtain bonds and letters of credit in support of its obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water among other things. At August 31, 2005, the Company had outstanding approximately $1.00 billion and $323.4 million of performance bonds and letters of credit, respectively. The Company does not believe that any currently outstanding bonds or letters of credit will be called.
Critical Accounting Policies
There have been no significant changes to the Company’s critical accounting policies and estimates during the three months and nine months ended August 31, 2005 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2004.
Outlook
The value of the Company’s residential backlog as of August 31, 2005 reached $7.06 billion, increasing by $2.24 billion, or 46.5%, from the backlog value of $4.82 billion as of August 31, 2004. Backlog units as of August 31, 2005 increased by 26.5% to 27,744, from 21,928 units as of August 31, 2004. Each of the Company’s five geographic regions reported higher year-over-year backlog value and units. Contributing to the growth in backlog was a 16.5% increase in Company-wide net orders in the third quarter of 2005 to 10,467 from the 8,982 net orders generated in the third quarter of 2004.
The Company’s domestic residential backlog at August 31, 2005 rose 46.2% to approximately $5.97 billion from approximately $4.08 billion at August 31, 2004. On a unit basis, domestic backlog stood at 22,420 units at August 31, 2005, up 23.0% from 18,232 units at August 31, 2004. In the Company’s West Coast region, backlog value increased 46.4% to approximately $2.23 billion on 4,892 units at August 31, 2005, up from $1.52 billion on 3,718 units at August 31, 2004. Net orders in the West Coast region rose 20.3% to 1,836 units in the third quarter of 2005 from 1,526 units for the same quarter a year ago. In the Southwest region, the backlog value increased 52.8% to approximately $1.51 billion on 5,531 units at August 31, 2005, up from approximately $987.6 million on 4,956 units at August 31, 2004, despite net orders decreasing 4.7% to 1,930 units in the third quarter of 2005 from 2,025 units in the year-earlier quarter. In the Company’s Central region, backlog totaled approximately $906.4 million on 6,032 units at the end of the third quarter of 2005, up 12.3% from $806.9 million on 5,357 units in the year-earlier period as third quarter net orders in the region increased 29.8% to 2,860 in 2005 from 2,204 in 2004. In the Company’s Southeast region, the backlog value rose 72.9% to approximately $1.32 billion on 5,965 units at August 31, 2005 compared to $765.7 million on 4,201 units at August 31, 2004. Net orders in the region increased 14.7% to 2,171 units in the third quarter of 2005 from 1,892 units for the same period a year ago.
In France, the value of residential backlog at August 31, 2005 was approximately $1.09 billion on 5,324 units, up from $735.5 million on 3,696 units a year earlier. The Company’s French operations generated 1,670 net orders in the third quarter of 2005, an increase of 25.1% compared to the 1,335 net orders posted in the third quarter of 2004. The Company’s French commercial operations had no backlog at August 31, 2005 compared to $5.7 million at August 31, 2004, reflecting a decrease in commercial activities.
Substantially all of the homes included in residential backlog are expected to be delivered; however, cancellation rates could increase, particularly if market conditions deteriorate, or mortgage interest rates increase, thereby decreasing backlog and related future revenues.
The Company’s outlook for the remainder of fiscal 2005 remains favorable due to the financial results it achieved in the first three quarters of the year, its strong unit and dollar backlog, solid cash and borrowing positions and commitment to adhere to the disciplines of its KBnxt operational business model. The overall strength of the Company’s homebuilding business combined with a generally favorable operating environment, overall healthy housing market and historically low mortgage interest rates are expected to lead the Company to record operating and financial results for the 2005 fiscal year. The Company believes that it is well-positioned, both geographically and financially, entering the fourth quarter of 2005. Anticipated increases in unit delivery volume and average selling prices in the fourth quarter are expected to drive revenue growth, while operating margins are expected to expand further. The Company plans to continue developing its existing businesses during the quarter in the markets across the United States and in France in which it currently operates. With a strong platform for future growth, the Company will maintain its emphasis on de novo and organic growth during the balance of fiscal 2005, expanding existing operations while considering entry into adjacent markets. Subsequent to the end of its third quarter, the Company announced its de novo entry into the attractive Maryland and Virginia markets through the establishment of a Mid-Atlantic division serving the Washington D.C. area. Including this recent expansion, the Company is now positioned in 39 major U.S. markets. The Company believes its growth strategy for fiscal 2005 supports its objective of becoming an investment grade company. The Company expects to continue to create shareholder value in the remainder of fiscal 2005 by operating its geographically diverse business in accordance with its KBnxt operational business model.
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
Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions, material prices and availability, labor costs and availability, interest rates and the Company’s debt levels, consumer confidence, competition, currency exchange rates (insofar as they affect the Company’s operations in France), environmental factors and significant natural disasters (including the effect of recent hurricanes on the U.S. housing market and the U.S. economy in general), government regulations affecting the Company’s operations, the availability and cost of land in desirable areas, unanticipated violations of Company policy, unanticipated legal or regulatory proceedings or claims, and conditions in the capital, credit and homebuilding markets. See the Company’s Annual Report on Form 10-K for the year ended November 30, 2004 and other Company filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to the Company’s business.

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
The following table sets forth as of August 31, 2005, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated market value (in thousands):

Fiscal Year of		Weighted Average
Expected Maturity	Fixed Rate Debt (1)	Interest Rate

2005	$—	—%
2006	—	—
2007	—	—
2008	—	—
2009	385,055	8.7
Thereafter	1,891,132	6.8

Total	$2,276,187	7.1%

Fair value at August 31, 2005	$2,349,423

(1) Includes senior and senior subordinated notes.
For additional information regarding the Company’s market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2004.
Item 4. Controls and Procedures
The Company has established disclosure controls and procedures to ensure the information required to be disclosed by KB Home, including its consolidated entities, in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, (the “Act”) is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including the Principal Executive Officer and Principal Financial Officer, the Company evaluated its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2005.

PART II. OTHER INFORMATION
Item 5. Other Information
The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three months and nine months ended August 31, 2005 and 2004, together with backlog data in terms of units and value by geographical region as of August 31, 2005 and 2004.

	Three Months Ended August 31,
	Deliveries		Net Orders
Region	2005	2004	2005	2004
West Coast	1,781	1,333	1,836	1,526
Southwest	1,943	1,884	1,930	2,025
Central	2,638	2,432	2,860	2,204
Southeast	1,871	1,263	2,171	1,892
France	1,579	1,129	1,670	1,335

Total	9,812	8,041	10,467	8,982

Unconsolidated Joint Ventures	75	277	60	148

	Nine Months Ended August 31,				August 31,
								Backlog - Value
	Deliveries		Net Orders		Backlog - Units			In Thousands
Region	2005	2004	2005	2004	2005	2004		2005	2004
West Coast	4,293	3,643	5,718	4,720	4,892	3,718		$2,228,977	$1,522,970
Southwest	5,548	5,337	6,527	6,430	5,531	4,956		1,509,186	987,632
Central	6,628	5,974	8,602	7,606	6,032	5,357		906,352	806,894
Southeast	4,850	3,308	6,535	5,277	5,965	4,201	*	1,324,161	765,654	*
France	3,875	3,099	5,276	3,729	5,324	3,696	*	1,091,420	735,504	*

Total	25,194	21,361	32,658	27,762	27,744	21,928	*	$7,060,096	$4,818,654	*

Unconsolidated Joint Ventures	428	601	156	748	223	838		$38,360	$147,233

*	Backlog amounts for 2004 have been adjusted to reflect the acquisitions of Palmetto and Groupe Avantis. Therefore, backlog amounts at November 30, 2003 combined with net order and delivery activity for the first nine months of 2004 will not equal ending backlog at August 31, 2004.

Item 6. Exhibits
Exhibits
10.1	KB Home Unit Performance Program Performance Measure Weighting.

31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME

Registrant

Dated	October 7, 2005	/s/ BRUCE KARATZ

Bruce Karatz
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated	October 7, 2005	/s/ DOMENICO CECERE

Domenico Cecere
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

		Page of Sequentially
		Numbered Pages
10.1	KB Home Unit Performance Program Performance Measure Weighting.	34

31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	35

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	36

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	37

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	38