Form 10-K
period 2005-11-30
KB HOME
filed 2006-02-10
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑     Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended November 30, 2005
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑       Accelerated filer  ☐       Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on May 31, 2005 was $6,480,180,683, including 14,152,930 shares held by the registrant’s grantor stock ownership trust and excluding 17,015,587 shares held in treasury.
The number of shares outstanding of each of the registrant’s classes of common stock on December 31, 2005 was as follows: Common Stock (par value $1.00 per share) 94,297,875 shares, including 12,994,780 shares held by the registrant’s grantor stock ownership trust and excluding 19,720,516 shares held in treasury.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2005

PART I
Item 1. BUSINESS
General
      KB Home is one of America’s premier homebuilders. Kaufman & Broad S.A. (“KBSA”), our publicly-traded French subsidiary, is one of the leading homebuilders in France. Founded in 1957, and winner of the 2004 American Business Award for Best Overall Company, KB Home is a Fortune 500 company listed on the New York Stock Exchange under the ticker symbol “KBH.” KBSA, which builds commercial projects in addition to single-family homes and high density residential properties in France, is publicly traded on the Premier Marché of the Paris Bourse under the ticker symbol “KOF.”
      In 2005, we delivered 37,140 homes in 541 communities and generated total revenues of $9.44 billion and pretax income of $1.30 billion, up 34% and 81%, respectively, from 2004. We have two financial reporting segments, construction and financial services. In 2005, our construction segment accounted for 99% of both total revenues and pretax income. Our construction segment consists primarily of homebuilding operations in the United States and France. We use the terms “home” and “unit” to refer to a single-family residence, whether it is an attached single-family home, town home or condominium. By “community” we mean a single development in which homes are constructed as part of an integrated plan.
      We offer a variety of homes that are designed to appeal to a wide range of buyers, including first-time and move-up homebuyers as well as luxury and active adult buyers. The average selling price of our homes in 2005 was $252,100, up 15% from 2004. Domestically, we have a geographically diverse homebuilding business which, as of November 30, 2005, operated in the following four regions comprised of 14 states serving 39 major markets:

Region	State	Markets

West Coast	California	Bakersfield, Fresno, Los Angeles, Oakland, Riverside, Sacramento, San Diego and Stockton
Southwest	Arizona	Phoenix and Tucson
	Nevada	Las Vegas and Reno
	New Mexico	Albuquerque
Central	Colorado	Denver and Colorado Springs
	Illinois	Chicago
	Indiana	Indianapolis
	Texas	Austin, Dallas/Fort Worth, Houston, McAllen and San Antonio
Southeast	Florida	Daytona Beach, Fort Myers, Jacksonville, Lakeland, Melbourne, Orlando, Port St. Lucie, Sarasota and Tampa
	Georgia	Atlanta
	Maryland	Baltimore and Washington, D.C.
	North Carolina	Charlotte and Raleigh
	South Carolina	Charleston, Columbia and Greenville
	Virginia	Washington, D.C.
      Our financial services segment provides mortgage banking services to our domestic homebuyers through Countrywide KB Home Loans, a joint venture with Countrywide Financial Corporation (“Countrywide”) established on September 1, 2005. Prior to September 1, 2005, we offered mortgage banking services directly through KB Home Mortgage Company (“KBHMC”), our wholly-owned financial services subsidiary.
      We are a Delaware corporation with principal executive offices at 10990 Wilshire Boulevard, Los Angeles, California 90024. The telephone number of our corporate headquarters is (310) 231-4000 and our website address is http://www.kbhome.com. Our Spanish-language website is http://www.kbcasa.com. In addition, location and community information is available at (888) KB-HOMES. The website of KBSA is http://www.ketb.com.

Markets
      The following table sets forth unit deliveries, average selling prices and total construction revenues for the years ended November 30, 2005, 2004 and 2003 (excluding the effects of unconsolidated joint ventures) for each of our regions:

	Years Ended November 30,

	2005	2004	2003

West Coast:
Unit deliveries	6,624	5,383	5,549
Percent of total unit deliveries	18%	17%	20%
Average selling price	$460,500	$411,500	$353,900
Total construction revenues (in millions)(1)	$3,050.5	$2,215.2	$1,971.5
Southwest:
Unit deliveries	7,357	7,478	6,695
Percent of total unit deliveries	20%	23%	25%
Average selling price	$265,600	$202,600	$178,100
Total construction revenues (in millions)(1)	$1,964.5	$1,518.0	$1,195.7
Central:
Unit deliveries	9,866	9,101	7,659
Percent of total unit deliveries	27%	29%	28%
Average selling price	$157,600	$151,300	$149,400
Total construction revenues (in millions)(1)	$1,559.0	$1,385.9	$1,155.3
Southeast:
Unit deliveries	7,162	4,975	3,504
Percent of total unit deliveries	19%	16%	13%
Average selling price	$215,100	$171,700	$156,200
Total construction revenues (in millions)(1)	$1,549.3	$855.4	$548.0
France:
Unit deliveries	6,131	4,709	3,924
Percent of total unit deliveries	16%	15%	14%
Average selling price(2)	$206,300	$211,500	$202,600
Total construction revenues (in millions)(1)(2)	$1,287.0	$1,033.8	$904.9
Total:
Unit deliveries	37,140	31,646	27,331
Average selling price(2)	$252,100	$219,900	$206,500
Total construction revenues (in millions)(1)(2)	$9,410.3	$7,008.3	$5,775.4

(1)	Total construction revenues include revenues from residential development, commercial activities and land sales.

(2)	Average selling prices and total construction revenues for our French operations have been translated into U.S. dollars using weighted average exchange rates for each period.
      Our homebuilding operations have become geographically more diverse in recent years as a result of organic growth in our existing markets, our entry into new markets (“de novo entry”) and our acquisitions of regional homebuilders. In the early 1990s, we built virtually all of our homes in the California and Paris, France markets. Today, our U.S. operations span the country from coast to coast and KBSA has significantly expanded its operations in France. We believe this increased geographic diversity reduces the risk that a drop in demand in individual markets will adversely affect our overall financial results or financial condition. We also believe our geographic expansion in recent years has been a key driver of our growth. Since 2000, our unit deliveries have grown at a compound annual rate of 11%, and our total revenues and earnings per diluted share have increased at compound annual rates of 19% and 29%, respectively.
      To enhance our operating capabilities in regional submarkets, we conducted our domestic homebuilding business in 2005 through seven divisions in California, six divisions in Florida, five divisions in Texas, two divisions in each of Arizona and North Carolina, and one division in each of Colorado, Georgia, Illinois, Indiana, Nevada, New Mexico, South Carolina and the Washington D.C. area. In addition, we operated 27 KB Home Studios in 2005, which are large showrooms where our customers may select from thousands of options to conveniently purchase as part of the original construction of their homes. In France, KBSA operates our construction business through two residential divisional offices, one commercial property office and three home studios.
      West Coast. Our West Coast region, comprised of divisions in Northern and Southern California, accounted for 18% of our total unit deliveries in 2005 compared to 17% in 2004 and 20% in 2003. We delivered 6,624 homes in our West Coast region in 2005, an increase of 23% from the 5,383 units delivered in 2004. During 2005, we operated an average of 71 communities in our West Coast region compared with 60 in 2004.
      In Southern California, we conduct our homebuilding activities in the markets of Kern, Los Angeles, Orange, Riverside, San Bernardino and San Diego counties. In Northern California, our homebuilding activities are conducted in the markets of Fresno, Oakland, Sacramento and Stockton.
      The communities we develop in our West Coast region generally consist of single-family homes designed for the entry-level, move-up, luxury and active adult markets. These homes ranged in size from approximately 1,200 to 3,700 square feet in 2005 and sold at an average price of $460,500. The average selling price in our West Coast region increased 12% in 2005 from the previous year average of $411,500 primarily due to favorable market conditions supporting higher prices, as well as increases in lot premiums and options sold through our KB Home Studios.
      Southwest. Our Southwest region, which includes operations in Arizona, Nevada and New Mexico, accounted for 20% of our unit deliveries in 2005 compared to 23% in 2004 and 25% in 2003. Deliveries from our Southwest region totaled 7,357 units in 2005, essentially flat with the prior year. During 2005, we operated an average of 85 communities in the region compared with 93 in 2004.
      We conduct our Southwest region homebuilding activities in the markets of Phoenix and Tucson, Arizona; Las Vegas and Reno, Nevada; and Albuquerque, New Mexico.
      The communities we develop in our Southwest region consist of single-family homes designed for the entry-level, move-up, luxury and active adult markets. These homes ranged in size from approximately 1,300 to 3,600 square feet in 2005 and sold at an average price of $265,600. The average selling price in our Southwest region increased 31% in 2005 from $202,600 in 2004 as a result of favorable conditions in certain markets and communities, as well as increases in lot premiums and options sold through our KB Home Studios.
      Central. Our Central region, which includes operations in Colorado, Illinois, Indiana and Texas, accounted for 27% of our unit deliveries in 2005 compared to 29% in 2004 and 28% in 2003. Since delivering our first homes in the Central region in 1994, we have substantially grown these operations, both organically and through acquisitions. Our operations in the Central region delivered 9,866 units in 2005, up 8% from 9,101 units in 2004. We operated an average of 168 communities in the region in 2005 compared with 157 in 2004.
      In 2005, we conducted our Central region homebuilding activities in Denver and Colorado Springs, Colorado; Chicago, Illinois; Indianapolis, Indiana; and Austin, Dallas/Fort Worth, Houston, McAllen and San Antonio, Texas.
      The communities we develop in our Central region consist primarily of single-family detached homes designed for the entry-level, move-up and luxury markets. These homes ranged in size from approximately 900 to 4,100 square feet in 2005 and sold at an average price of $157,600, up 4% from $151,300 in 2004 due to favorable conditions in certain markets and communities.
      Southeast. Our Southeast region, which includes operations in Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia, accounted for 19% of our home deliveries in 2005, up from 16% in 2004 and 13% in 2003. Our operations in the Southeast region delivered 7,162 units in 2005, up 44% from 4,975 units in 2004, primarily due to our expansion as a result of acquisitions completed in 2004 and 2003. Our operations in Florida have grown significantly since 2003, with unit deliveries more than doubling in the past two years.
      In 2005, we conducted our Southeast region homebuilding activities in Daytona Beach, Fort Myers, Jacksonville, Lakeland, Melbourne, Orlando, Port St. Lucie, Sarasota and Tampa, Florida; Atlanta, Georgia; Baltimore, Maryland; Charlotte and Raleigh, North Carolina; Charleston, Columbia and Greenville, South Carolina; and the Washington, D.C. area.

      The communities we develop in our Southeast region consist primarily of single-family detached and low density attached homes targeted at the entry-level, move-up and luxury markets. These homes ranged in size from approximately 1,100 to 3,500 square feet in 2005 and sold at an average price of $215,100, up 25% from $171,700 in 2004, primarily due to a change in product mix. During 2005, we operated an average of 110 communities in the region compared with 77 in 2004.
      France. In France, we build single-family detached homes and condominiums principally for move-up buyers. In 2005, our residential construction in France consisted of 76% condominiums and 21% single-family homes.
      Our principal market in France is the Ile-de-France region, where we built 63% of our individual homes and 25% of our condominium units in 2005. Our operations in the Ile-de-France region comprise 29% of our unit delivery volume and 42% of our revenues in France. We also have well-developed homebuilding operations in other regions, principally in the main cities such as Bordeaux, Grenoble, Lille, Lyon, Marseille, Nice, Strasbourg and Toulouse as well as in the Aquitaine, Cote d’Azur, Languedoc-Roussillon, Midi-Pyrénées, Normandy and Rhone Alpes regions.
      In 2005, housing deliveries from our French homebuilding operations increased 30% from the prior year to 6,131 units. In France, we operated an average of 108 communities in 2005 compared with 97 in 2004. Deliveries from our French operations accounted for 16% of our home deliveries in 2005, up slightly when compared to 2004 and 2003. The single-family homes built by our French business ranged in size from approximately 650 to 2,500 square feet in 2005. The average selling price of our homes in France decreased 3% to $206,300 in 2005 from $211,500 in 2004 primarily due to the impact of foreign currency rates and a change in product mix.
      Our French subsidiary also conducts a commercial business which includes the development of commercial office buildings in Paris for sale to institutional investors. Revenues from commercial activities, all located in metropolitan Paris, totaled $5.2 million in 2005, $22.8 million in 2004 and $107.0 million in 2003.
      Unconsolidated Joint Ventures. From time to time, we participate in the acquisition, development, construction and sale of residential properties and commercial projects through unconsolidated joint ventures. These included joint ventures in Arizona, California, Florida, Nevada, New Mexico, Texas, Virginia and France in 2005. Unit deliveries from joint ventures comprised less than 2% of our total unit deliveries for 2005.
      Recent Developments. In 2005, we established a Mid-Atlantic division within our Southeast region, covering Maryland and Virginia, to expand de novo into the Washington, D.C. and Baltimore housing markets. We expect to begin delivering homes in the Washington, D.C. area in the latter half of 2006. In 2005, we also expanded our homebuilding operations in the Bakersfield and Fresno, California; Colorado Springs, Colorado; and Reno, Nevada housing markets. Subsequent to the end of our 2005 fiscal year, in response to the aftermath of hurricanes Katrina and Rita, we announced our intention to construct homes in Louisiana through a joint venture with The Shaw Group, Inc.
      We established our KB Urban division in 2005 to further expand our product offerings to include high density and mixed use products, such as condominium complexes and residential/commercial projects, through which we plan to offer the style and comfort of our traditional home products in urban areas of major metropolitan areas. KB Urban’s product offerings are designed to appeal to young and single professionals who wish to live closer to work, transportation and retail centers, as well as to retirees and others who desire to move to urban locations from the suburbs. Consistent with our strategy to expand our business into urban areas, we announced in January 2006 that our KB Urban division intends to participate in a partnership to build a hotel and condominium project in downtown Los Angeles. The project is expected to include 250 luxury condominiums and two separate hotels with a total of 1,100 rooms adjacent to the Los Angeles Convention Center.
Strategy
      We began operating under the principles of our KBnxt operational business model in 1997. The KBnxt operational business model seeks to generate greater operating efficiencies and return on investment through a disciplined, fact-based and process-driven approach to homebuilding that is founded on a constant and systematic assessment of consumer preferences and market opportunities. The key elements of our KBnxt operational business model include:

•	Gaining a detailed understanding of consumer location and product preferences through regular surveys;

•	In general, managing our working capital and reducing our operating risks by acquiring developed and entitled land at reasonable prices in markets with high growth potential;

•	Using our knowledge of consumer preferences to design, construct and deliver the products they desire;

•	In general, commencing construction of a home only after a purchase contract has been signed and the customer’s application for financing has been approved;

•	Building a backlog of sales orders and reducing the time from construction to final delivery of homes to customers;

•	Establishing an even flow of production of high quality homes at the lowest possible cost; and

•	Offering customers low base prices and the opportunity to customize their homes though choice of location, floor plans and interior design options.
      To generate continued growth through the execution of our KBnxt operational business model, we have concentrated on achieving a leading position in our existing markets, expanding our business into attractive new markets through de novo entry or acquisitions, and expanding our product lines in both our existing and new markets. We believe that this focus has allowed us to achieve lower costs and improved profitability through economies of scale with respect to land acquisitions, purchasing building materials, subcontracting labor and providing options to customers.
      Consistent with our current growth strategy, in 2005 we pursued organic growth in our existing markets and expansion into new markets, such as Washington, D.C. and downtown Los Angeles, through de novo entry. We also expanded our product line to include high density and mixed use products, such as condominium complexes and commercial/residential projects, supplementing our existing entry-level, move-up, luxury and active adult products. Generally, we expect to follow a similar approach in 2006. Organic growth in existing markets will be driven primarily by increasing the average number of communities we operate. De novo expansion will depend on our assessment of a potential new market’s viability and our ability to develop operations in any new market we decide to enter. The extension of our product line into new product types and with respect to the products we make available in specific markets will be driven by our assessment of consumer preferences and fit within our existing business operations. We also will continue to explore appropriate acquisition opportunities to supplement organic and de novo growth in our business.
      In 2005, we continued our efforts to build a national brand that stands out from others in our industry. To advance this strategy, we entered into a licensing and co-marketing agreement with Martha Stewart Living Omnimedia under which we plan to launch “KB Home’s Twin Lakes: New Homes Created with Martha Stewart” in March 2006. Located near Raleigh, North Carolina, Twin Lakes will offer customers the opportunity to purchase homes inspired by several of Martha Stewart’s personal residences that embody her unique aesthetic and classic approach to design. In 2006, we hope to expand this collaboration to our communities in other areas of the country.
      Our marketing efforts emphasize the quality and choice we provide to customers and our focus on customer service. We believe that our in-house team of architects creates distinctive designs that meet current customer demand. In addition, our KB Home Studios, stand-alone retail showrooms located near our communities, provide thousands of interior design and product options to customers that allow them to customize their homes to suit their tastes. To assure our homes are of high quality, in 2005 we continued to implement the National Association of Homebuilder’s National Housing Quality certification process, which requires a rigorous third party audit of construction practices and quality assurance systems demonstrating a planned, systematic and documented approach to quality. To date, eighteen of our operating divisions have been certified and our other divisions are working to achieve certification.
      We believe our results in the J.D. Power and Associates 2005 New Home Builder Customer Satisfaction Studysm reflect our commitment to customer satisfaction. In 2005, we ranked among the highest three positions in four major U.S. markets and showed overall improvements in seven markets. Our goal is to rank in the top three in every one of our markets across the United States.

      In France, we introduced the American concept of a master bedroom suite, as well as walk-in closets, built-in kitchen cabinetry and two-car garages. We believe that our value engineering allows us to offer appealing and well-designed homes at competitive prices. Our French operations offer a broad choice of options to customers through new home studios in Paris, Lyon and Marseille that are similar to our U.S.-based KB Home Studios.
      To ensure consistency of our message and adherence to our KBnxt operational business model, the sales of our homes are carried out by an in-house team of sales representatives. Our sales representatives are trained to provide prospective customers with floor plan and design choices, pricing information and tours of fully furnished and landscaped model homes that are decorated to emphasize the distinctive options we can provide to customers. We also have representatives available in many of our U.S. communities to assist prospective customers with financing questions and to provide information on the homebuying process.
      The Internet continues to have a profound impact on the way people shop for homes today. Our consumer website, http://www.kbhome.com, includes features and tools to benefit visitors, including a Spanish-language version of the entire site, a video tour of the KB Home Studio to convey all the choices and products available in our retail design environment, a calculator that demonstrates to first-time buyers the financial impact of owning a home with a savings estimate versus their current rent, streaming video testimonials from actual KB homeowners and an online customer care area to support our homeowners. We continue to expand our online efforts and anticipate adding new features to the website in 2006.
Local Expertise
      We believe that our business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate customer tastes in specific markets and to assess the regulatory environment. Accordingly, our divisional structure is designed to utilize local market expertise. We have experienced management teams in each of our divisions. Although we have centralized certain functions, such as marketing, advertising, legal, materials purchasing, product development, architecture and accounting, to benefit from economies of scale, our local management continues to exercise considerable autonomy in identifying land acquisition opportunities, developing product and sales strategies, conducting production operations and controlling costs. We seek to operate at optimal volume levels in each of our markets in order to maximize our competitive advantages and the benefits of the KBnxt operational business model.
Community Development
      Our new home community development process generally consists of three phases: land acquisition, land development and home construction and sale. Historically, our community development process has ranged from six to 24 months in our West Coast region to a somewhat shorter duration in our other domestic regions. In France, the community development process has historically ranged from 12 to 30 months. The length of the community development process varies based on, among other things, the extent of government approvals required, the overall size of the community, necessary site preparation activities, weather conditions and marketing results.
      Although they vary significantly, our domestic new home communities typically consist of 50 to 250 lots ranging in size from 2,000 to 20,000 square feet on which we build homes for our customers. Depending on the community, we offer from two to five model home design options to customers, with premium lots often containing more square footage, better views or orientation benefits. In France, our single-family home developments typically consist of 50 to 150 lots, with average lot sizes of 5,500 square feet. Our goal is to own or control enough lots to meet our forecasted production goals in the United States and France over the next three years.
      Land Acquisition and Development. Prior to our adoption of our KBnxt operational business model in 1997, we typically acquired undeveloped and/ or unentitled land on which significantly more than 250 lots could be developed. Since we adopted our KBnxt operational business model, we have focused on obtaining land containing less than 250 lots and have substantially reduced our acquisition of undeveloped and/ or unentitled land. Instead, we have focused on acquiring lots which are entitled and physically developed (referred to as “finished lots”) or partially finished but entitled lots. Acquiring finished or partially finished lots enables us to construct and deliver homes shortly after the land is acquired with little additional development expenditures. This is a more efficient way to use our working capital and reduces the operating risks associated with having to develop and/ or entitle land, such as unforeseen improvement costs and/ or changes in market conditions. However, depending on market conditions, we may from time to time acquire undeveloped and/or unentitled land, and we expect that the overall balance of undeveloped, unentitled, entitled and finished lots in our inventory will vary over time.
      Consistent with our KBnxt operational business model, we target geographic areas for potential land acquisitions based on the results of periodic surveys of both new and resale homebuyers in particular markets. Local, in-house land acquisition specialists conduct site selection research and analysis in targeted geographic areas to identify desirable land consistent with our marketing strategy. Studies performed by third-party marketing specialists are also utilized. Some of the factors we consider in evaluating land acquisition targets are consumer preferences; general economic conditions; specific market conditions, with an emphasis on the prices of comparable new and resale homes in the market; expected sales rates; proximity to metropolitan areas and employment centers; population and commercial growth patterns; estimated costs of completing lot development; and environmental matters. Extensive due diligence is also performed for each land acquisition with the results reported as part of the presentation to senior management prior to acquisition decisions.
      We generally structure our land purchases and development activities to minimize, or to defer the timing of, cash and capital expenditures, which enhances returns associated with new land investments. While we use a variety of techniques to accomplish this, as further described below, we typically use agreements that give us an option right to purchase land at a future date at a fixed price for a small or no initial deposit payment. Our decision to exercise a particular option right is based on the results of the due diligence we conduct after entering into an agreement. In some cases our decision to exercise an option may be conditioned on the land seller’s obtaining necessary entitlements, such as zoning rights and environmental approvals, and/ or physically developing the land by a pre-determined date to allow us to build homes relatively quickly. Depending on the circumstances, our initial deposit payment for an option right may or may not be fully or substantially refundable to us if we do not actually purchase the underlying land.
      In addition to option agreements, we may acquire land under agreements that condition our purchase obligation on our satisfaction by a certain future date with the feasibility of developing and selling homes on the land. Our option and other purchase agreements may also allow us to phase our land purchase and/ or lot development obligations over a period of time and/ or subject to the satisfaction of certain conditions. We may also acquire land with seller financing that is non-recourse to us, or by working in conjunction with third-party land developers.
      As previously noted, under our KBnxt operational business model, we generally attempt to minimize our land development costs by focusing on acquiring finished or partially finished lots. Where we purchase unentitled and unimproved land, we typically use option agreements as described above and perform during an applicable option period technical, environmental, engineering and entitlement feasibility studies, while we seek to obtain necessary governmental approvals and permits. These activities are sometimes done with a seller’s assistance or at the seller’s cost. The use of option arrangements in this context allows us to conduct these development-related activities while minimizing our overall financial commitments, including interest and other carrying costs, and land inventories. It also improves our ability to accurately estimate development costs, an important element in planning communities and pricing homes, prior to incurring them.
      Before we commit to any land purchase, our senior corporate management carefully evaluates each acquisition opportunity based on the results of our local specialists’ due diligence and a set of strict financial measures, including, but not limited to, gross margin analyses and specific discounted after tax cash flow internal rate of return requirements. Prior to 2006, a single “Land Committee,” comprised of several of our highest-ranking executives, reviewed and approved or disapproved all domestic land acquisitions. In 2006, we have implemented a revised land acquisition review and approval process. Potential transactions involving significant financial commitments or that are outside the ordinary course of our business are subject to review and approval by our investment committee, which is composed of our senior executive officers. Smaller, but still sizeable potential transactions are subject to review and approval by our corporate land committee, which is composed of senior management experienced in land acquisitions. The smallest potential transactions for the release of non-refundable deposits and the expenditure of entitlement costs are subject to review and approval by our divisional land committees, which are composed of senior divisional and regional management, with further development expenditures subject to prior ratification by our corporate land committee. The stringent criteria guiding our land acquisition decisions has resulted in our geographic expansion to areas which generally offer better returns for lower risk and lower cash and capital investment. In France, we also employ similar strategies and policies regarding land acquisition and development.
      The following table shows the number of lots we owned in various stages of development and under option contracts in our principal markets as of November 30, 2005 and 2004. The table does not include approximately 479 acres and 1,818 acres optioned in the United States in 2005 and 2004, respectively, which have not yet been approved for subdivision into lots.

							Total Lots
	Homes/Lots in		Land Under		Lots Under		Owned or
	Production		Development		Option		Under Option

	2005	2004	2005	2004	2005	2004	2005	2004

West Coast	11,439	10,790	6,791	3,889	24,253	18,219	42,483	32,898
Southwest	13,489	12,884	2,918	3,033	16,183	15,463	32,590	31,380
Central	19,398	18,244	7,740	11,366	17,638	15,997	44,776	45,607
Southeast	12,869	9,329	5,616	2,300	42,056	29,681	60,541	41,310
France	5,942	6,258	2,027	230	2,216	2,664	10,185	9,152

Total	63,137	57,505	25,092	20,818	102,346	82,024	190,575	160,347

      Our domestic land inventories have become significantly more geographically diverse in the last decade, primarily as a result of our extensive domestic expansion outside of the West Coast region and across the United States. As of November 30, 2005, 22% of the lots we owned or controlled were located in the West Coast region, 17% were in the Southwest region, 24% were in the Central region, 32% were in the Southeast region and 5% were in France.
      Home Construction and Sale.  Following the purchase of land and, if necessary, the completion of the entitlement process, we typically begin marketing homes and constructing model homes. The time required for construction of our homes depends on the weather, time of year, local labor supply, availability of materials and supplies and other factors. The construction of our homes is generally contingent upon customer orders to minimize the costs and risks of standing inventory. As a result of our implementing the KBnxt operational business model, the percentage of sold inventory in production in our domestic operations has increased dramatically and was 88% as of November 30, 2005. At year-end 1996, prior to the implementation of our KBnxt operational business model, the percentage of sold inventory in production was 44%.
      We act as the general contractor for the majority of our communities and hire subcontractors for all production activities. The use of subcontractors enables us to reduce our investment in direct labor costs, equipment and facilities. Where practical, we use mass production techniques, and prepackaged, standardized components and materials to streamline the on-site production phase. We have also developed systems for national and regional purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs through improved pricing and, where available, participation in national manufacturers’ rebate programs. At all stages of production, our own administrative and on-site supervisory personnel coordinate the activities of subcontractors and subject their work to quality and cost controls. As part of our KBnxt operational business model, we have also emphasized even flow production methods to enhance the quality of our homes, minimize production costs and improve the predictability of our revenues and earnings.
      We generally price our homes in a given community only after we have entered into contracts for the construction of such homes with subcontractors for that community, an approach that improves our ability to estimate gross profits accurately. Wherever possible, we seek to acquire land and construct homes at costs that allow selling prices to be set at levels at or below those of immediate competitors on a per square foot basis, while maintaining appropriate gross margins.
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
Backlog
      Sales of our homes are made pursuant to standard sales contracts, which generally require a customer deposit at the time of execution and an additional payment upon mortgage approval. We generally permit customers to cancel their obligations and obtain refunds of all or a portion of their deposits in the event mortgage financing cannot be obtained within a period of time, as specified in the contract.
      “Backlog” consists of homes which are under contract but have not yet been delivered. Ending backlog represents the number of units in backlog from the previous period plus the number of net orders (sales made less cancellations) taken during the current period minus unit deliveries made during the current period. The backlog at any given time will be affected by cancellations. In addition, deliveries of new homes typically increase from the first to the fourth quarter in any year.
      Our backlog at November 30, 2005, excluding the effects of unconsolidated joint ventures, reached 25,722 units, up 27% from the 20,280 backlog units at year-end 2004. Our backlog ratio was 43% for the fourth quarter of 2005 and 47% for the fourth quarter of 2004. (Backlog ratio is defined as unit deliveries as a percentage of beginning backlog in the quarter.) Domestically, unit backlog of 20,240 units at November 30, 2005 increased by 24% compared to 16,357 units at November 30, 2004. Our overall expansion of operations and continued emphasis on pre-sales contributed to the increase in domestic backlog levels. Net orders generated by our U.S. operations totaled 9,747 in the fourth quarter of 2005, up 14% from 8,516 in the fourth quarter of 2004. Net orders in France totaled 2,237 in the fourth quarter of 2005, up 30% from 1,716 in the year-earlier quarter. Unit backlog of 5,482 in France was 40% higher at November 30, 2005 compared to the 3,923 unit backlog at November 30, 2004.

      The following table sets forth unit deliveries, net orders and ending backlog relating to sales of homes and homes under contract for each quarter during the years ended November 30, 2005 and 2004.

							Unconsolidated
	West Coast	Southwest	Central	Southeast	France	Total	Joint Ventures

Unit deliveries
2005
First	1,095	1,572	1,873	1,314	993	6,847	210
Second	1,417	2,033	2,117	1,665	1,303	8,535	143
Third	1,781	1,943	2,638	1,871	1,579	9,812	75
Fourth	2,331	1,809	3,238	2,312	2,256	11,946	81

Total	6,624	7,357	9,866	7,162	6,131	37,140	509

2004
First	1,106	1,654	1,658	918	860	6,196	143
Second	1,204	1,799	1,884	1,127	1,110	7,124	181
Third	1,333	1,884	2,432	1,263	1,129	8,041	277
Fourth	1,740	2,141	3,127	1,667	1,610	10,285	330

Total	5,383	7,478	9,101	4,975	4,709	31,646	931

Net orders
2005
First	1,857	2,140	2,541	1,841	1,522	9,901	55
Second	2,025	2,457	3,201	2,523	2,084	12,290	41
Third	1,836	1,930	2,860	2,171	1,670	10,467	60
Fourth	1,693	1,706	2,151	1,960	2,237	9,747	245

Total	7,411	8,233	10,753	8,495	7,513	42,405	401

2004
First	1,640	2,023	2,192	1,254	945	8,054	350
Second	1,554	2,382	3,210	2,131	1,449	10,726	250
Third	1,526	2,025	2,204	1,892	1,335	8,982	148
Fourth	1,489	1,737	1,828	1,746	1,716	8,516	108

Total	6,209	8,167	9,434	7,023	5,445	36,278	856

Ending backlog — units*
2005
First	4,229	5,120	4,726	4,807	4,452	23,334	340
Second	4,837	5,544	5,810	5,665	5,233	27,089	238
Third	4,892	5,531	6,032	5,965	5,324	27,744	223
Fourth	4,254	5,428	4,945	5,613	5,482	25,722	387

2004
First	3,175	4,232	4,105	2,568	2,580	16,660	728
Second	3,525	4,815	5,431	3,572	3,293	20,636	967
Third	3,718	4,956	5,357	4,201	3,696	21,928	838
Fourth	3,467	4,552	4,058	4,280	3,923	20,280	495

Ending backlog — value, in thousands*
2005
First	$1,878,556	$1,200,915	$719,885	$997,926	$1,006,152	$5,803,434	$60,370
Second	2,150,227	1,428,789	903,725	1,211,460	1,098,930	6,793,131	40,460
Third	2,228,977	1,509,186	906,352	1,324,161	1,091,420	7,060,096	38,360
Fourth	2,045,476	1,562,698	751,589	1,324,410	1,079,954	6,764,127	80,883

2004
First	$1,233,144	$827,151	$628,672	$432,713	$552,120	$3,673,800	$133,428
Second	1,412,318	954,651	816,121	611,343	688,237	4,482,670	169,403
Third	1,522,970	987,632	806,894	765,654	735,504	4,818,654	147,233
Fourth	1,523,380	1,005,990	598,198	824,370	866,983	4,818,921	87,765

*	Ending backlog amounts for 2005 and 2004 have been adjusted to reflect acquisitions made during those years. Therefore, the ending backlog at November 30, 2004 combined with net order and delivery activity for 2005 will not equal the ending backlog at November 30, 2005. Similarly, ending backlog at November 30, 2003 combined with net order and delivery activity for 2004 will not equal the ending backlog at November 30, 2004.

Land and Raw Materials
      We believe that our current supply of land is sufficient for our reasonably anticipated needs over the next several years, and that we will be able to acquire land on acceptable terms for future communities absent significant changes in current land acquisition market conditions. The principal raw materials used in the construction of our homes are concrete and forest products. (In France, the principal materials used in the construction of our commercial buildings are steel, concrete and glass.) In addition, we use a variety of other construction materials, including sheetrock, plumbing and electrical items in the homebuilding process. We attempt to maintain efficient operations by utilizing standardized materials which are commercially available on competitive terms from a variety of sources. In addition, our centralized or regionalized purchasing of certain building materials, appliances and fixtures allows us to benefit from large quantity purchase discounts and, in some cases, supplier rebates, for our domestic operations. When possible, we make bulk purchases of such products at favorable prices from suppliers and often instruct subcontractors to submit bids based on such prices.
Land Sales
      In the normal course of business, we occasionally sell land which either can be sold at an advantageous price due to market conditions or does not meet our marketing needs. Such property may consist of land zoned for commercial use which is part of a larger parcel being developed for single-family homes or may be in areas where we may consider our inventory to be excessive. Generally, land sales fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions. Such sales have been limited in recent years. Land sale revenues totaled $40.3 million in 2005, $27.9 million in 2004 and $25.6 million in 2003.
Customer Financing
      On-site personnel at our communities in the United States facilitate sales by offering to arrange financing for prospective customers through Countrywide KB Home Loans. We believe that the ability of Countrywide KB Home Loans to offer customers a variety of financing options on competitive terms as a part of the sales process is an important factor in completing sales.
      Countrywide KB Home Loans is a retail mortgage banking joint venture providing mortgage banking services to our domestic homebuyers. Leveraging the resources of Countrywide, the joint venture operates with decentralized teams of employees located in all of our markets. Through its relationship with Countrywide, the joint venture offers virtually every loan program in the industry as well as some products not offered by other lenders. This includes fixed and adjustable rate, conventional, privately insured mortgages, Federal Housing Administration (“FHA”)-insured or Veterans Administration (“VA”)-guaranteed mortgages and mortgages funded by revenue bond programs of states and municipalities.
      Prior to establishing Countrywide KB Home Loans on September 1, 2005, we offered mortgage banking services directly through KBHMC, which provided our domestic homebuyers with financing, and coordinated loan originations through the steps of loan application, loan approval and closing.
      KBHMC’s principal sources of revenues were: (i) interest income earned on mortgage loans during the period they were held by KBHMC prior to their sale to investors; (ii) net gains from the sale of loans; (iii) loan servicing fees; and (iv) revenues from the sale of the rights to service loans. KBHMC originated loans for 48%, 59% and 73% of our domestic home deliveries to end users who obtained mortgage financing in 2005, 2004 and 2003, respectively.
      KBHMC’s mortgage banking business was approved by the Government National Mortgage Association (“GNMA”) as a seller-servicer of FHA and VA loans. A portion of the conventional loans originated by KBHMC (i.e., loans other than those insured by FHA or guaranteed by VA) qualified for inclusion in loan guarantee programs sponsored by Fannie Mae or the Federal Home Loan Mortgage Corporation (“FHLMC”).
      KBHMC customarily sold nearly all of the loans that it originated. Loans were sold either individually or in pools to GNMA, Fannie Mae or FHLMC or against forward commitments to institutional investors, including banks and savings and loan associations. KBHMC also typically sold servicing rights for substantially all of the loans it originated. However, for a small percentage of loans, and to the extent required for loans being held for sale to investors, KBHMC serviced the mortgages that it originated.
      In France, we assist our customers by arranging financing through third-party lenders, primarily major French banks with which our French business has established relationships. In some cases, our French customers qualify for certain government-assisted home financing programs.
Employees
      All our operating divisions operate independently with respect to day-to-day operations within the context of our KBnxt operational business model. All land purchases and other significant construction, financial services and similar operating decisions must be approved by senior management at the operating divisional and corporate levels.
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
      At December 31, 2005, we had approximately 6,700 full-time employees in our operations. No employees are represented by a collective bargaining agreement.
      Construction personnel are typically paid performance bonuses based on individual performance and incentive compensation based on the performance of the applicable operating division. Corporate personnel are typically paid performance bonuses based on individual performance and incentive compensation based on our overall performance.
Competition and Other Factors
      We believe the use of our KBnxt operational business model, particularly the aspects that involve gaining a deeper understanding of customer interests and needs and offering a wide range of choices to homebuyers, provides us with long-term competitive advantages. The housing industry is highly competitive, and we compete with numerous housing producers ranging from regional and national firms to small local builders primarily on the basis of price, location, financing, design, reputation, quality and amenities. In addition, we compete with housing alternatives other than new production homes, including used homes and rental housing. In certain markets and at times when housing demand is high, we also compete with other builders to hire subcontractors.
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
      Historically, KBSA has financed its business activities from results of operations, public debt and borrowings from its unsecured committed credit lines with a series of banks. The initial public offering of KBSA, completed in February 2000, provided our French business with additional capital to support its growth.
Regulation and Environmental Matters
      It is our policy, as part of our due diligence process for all land acquisitions, to use third-party environmental consultants to investigate for environmental risks. and to require disclosure from land sellers of known environmental risks. Despite these precautions, there can be no assurance that we will avoid material liabilities relating to the removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned by us. No estimate of such potential liabilities can be made although we may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, we take steps prior to acquisition to gain assurance as to the precise scope of work required and costs associated with removal, site restoration and/or monitoring, using detailed investigations by environmental consultants. To the extent such contamination or other environmental issues have occurred in the past, we believe we may be able to recover restoration costs from third parties, including, but not limited to, the generators of hazardous waste, land sellers or others in the prior chain of title and/or insurers. Utilizing such policies, we anticipate that it is unlikely that environmental clean-up costs will have a material effect on our future results of operations or financial position. We have not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by us are identified by the U.S. Environmental Protection Agency (“EPA”) as being a “Superfund” clean-up site requiring clean-up costs, which could have a material effect on our future financial position or results of operations. Costs associated with the use of environmental consultants are not material to our results of operations.
Access to Our Information
      We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. The public may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our common stock is listed on the New York Stock Exchange. Our reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, 20 Broad Street, New York, New York 10005.
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
Item 1A. RISK FACTORS
      In addition to the risks previously mentioned, the following important factors could adversely impact our business. These factors could cause our actual results to differ materially from the forward-looking and other statements that we make in registration statements, periodic reports and other filings with the SEC, and that we make from time to time in our news releases, annual reports and other written communications, as well as oral forward-looking and other statements made from time to time by our representatives.
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

      Weather conditions and natural disasters such as earthquakes, hurricanes, tornadoes, floods, droughts, fires and other environmental conditions can harm our homebuilding business on a local or regional basis. Civil unrest can also have an adverse effect on our homebuilding business.
      Fluctuating lumber prices and shortages, as well as shortages or price fluctuations in other important building materials, can have an adverse effect on our homebuilding business. Similarly, labor shortages or unrest among key trades, such as carpenters, roofers, electricians and plumbers, can delay the delivery of our homes and increase our costs. Rebuilding efforts underway in the gulf coast region of the United States following the destruction caused by the two devastating hurricanes there in the summer of 2005 may cause or exacerbate shortages of labor and/or certain materials.
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
The homebuilding industry has not experienced a downturn in many years, and new homes may be overvalued.
      Although the homebuilding business can be cyclical, it has not experienced a downturn in many years. Some have speculated that the prices of new homes, and the stock prices of companies like ours that build new homes, are inflated and may decline if the demand for new homes weakens. A decline in the prices for new homes would have an adverse effect on our homebuilding business.
If new home prices decline, interest rates increase or there is a downturn in the economy, some homebuyers may cancel their home purchases because the required deposits are small and generally refundable.
      Our backlog numbers reflect the number of homes for which we have entered into a sales contract with a customer but not yet delivered. Those sales contracts typically require only a small deposit, and in many states (or as a matter of our business practices), the deposit is fully refundable at any time prior to closing. If the prices for new homes begin to decline, interest rates increase or there is a downturn in local or regional economies or the national economy, homebuyers may have financial incentive to terminate their existing sales contracts in order to negotiate for a lower price or to explore other options. Such a result could have an adverse effect on our homebuilding business and our results of operations.
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
Home prices and sales activity in the particular markets and regions in which we do business impact our results of operations because our business is concentrated in these markets.
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
Interest rate increases or changes in federal lending programs could lower demand for our homes.
      Nearly all of our customers finance the purchase of their homes, and a significant number of these customers arrange their financing through Countrywide KB Home Loans. Increases in interest rates or decreases in availability of mortgage financing would increase monthly mortgage costs for our potential homebuyers and could therefore reduce demand for our homes and mortgages. Increased interest rates can also hinder our ability to realize our backlog because our sales contracts provide our customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for financing at interest rates that were prevailing when they signed their contracts.
      Because the availability of Fannie Mae, FHLMC, FHA and VA mortgage financing is an important factor in marketing many of our homes, any limitations or restrictions on the availability of those types of financing could reduce our home sales. In 2005, 62% of the mortgages originated by KBHMC were conventional (most of which conformed to Fannie Mae and FHLMC guidelines); 10% were FHA-insured or VA-guaranteed (a portion of which were adjustable rate loans); 26% were adjustable rate mortgages (“ARMs”) provided through commitments from institutional investors; and 2% were funded by mortgage revenue bond programs. In 2004 and 2003, 56% and 65%, respectively, of the mortgages originated were conventional; 17% and 24%, respectively, were FHA-insured or VA-guaranteed; 24% and 8%, respectively, were ARMS; and 3% and 3%, respectively, were funded by mortgage revenue bond programs.
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
      The mortgage banking operations of Countrywide KB Home Loans (like the operations formerly conducted by KBHMC) are heavily regulated and subject to the rules and regulations promulgated by a number of governmental and quasi-governmental agencies. There are a number of federal and state statutes and regulations which, among other things, prohibit discrimination, establish underwriting guidelines which include obtaining inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. A finding that we or Countrywide KB Home Loans materially violated any of the foregoing laws could have an adverse effect on our results of operations.
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
Changing market conditions may adversely impact our ability to sell homes at expected prices.
      There is often a significant amount of time between when we initially acquire land and when we can make homes on that land available for sale. The market value of a proposed home can vary significantly during this time due to changing market conditions. In the past, we have benefited from increases in the value of homes over time, but if market conditions were to reverse, we may need to sell homes at lower prices than we anticipate. We may also need to take write-downs of our home inventories and land holdings if market values decline.
The design and construction of high density mixed use properties in urban areas in the United States present unique challenges, and we have limited experience in this business.
      Part of our homebuilding business includes our recent expansion into the urban market with our KB Urban division. We have a limited operating history in the United States in designing and constructing high density, mixed use properties that are the focus of KB Urban’s operations. Among other risks, the success of KB Urban depends on our ability to accurately gauge this new market and customer demand for this type of housing. If KB Urban underperforms, or the KBnxt operational business model does not translate well to the urban market, our overall results of operations may be adversely affected.
Because of the seasonal nature of our business, our quarterly operating results fluctuate.
      We have experienced seasonal fluctuations in quarterly operating results. We typically do not commence significant construction on a home before a sales contract has been signed with a homebuyer. A significant percentage of our sales contracts are made during the spring and summer months. Construction of our homes typically requires approximately four months and weather delays that often occur during late winter and early spring may extend this period. As a result of these combined factors, we historically have experienced uneven quarterly results, with lower revenues and operating income generally during the first and second quarters of our fiscal year.
Our leverage may place burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate and may prevent us from fulfilling our obligations.
      The amount of our debt could have important consequences. For example, it could:

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
      Under the terms of our $1.50 billion unsecured revolving credit facility (the “$1.5 Billion Credit Facility”), our debt service payment obligations are defined as consolidated interest expense. As defined, consolidated interest expense for the years ended November 30, 2005, 2004 and 2003 was $183.8 million, $141.5 million and $118.8 million, respectively.
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
      Our construction operations require significant amounts of cash and/or available credit. It is not possible to predict the future terms or availability of additional capital. Moreover, our outstanding domestic public debt, as well as the $1.5 Billion Credit Facility and the credit facilities of our French subsidiary, contain provisions that may restrict the amount and nature of debt we may incur in the future. Our bank credit facilities limit our ability to borrow additional funds by placing a maximum cap on our leverage ratio. Under the most restrictive of these provisions, as of November 30, 2005, we would have been permitted to incur up to $5.14 billion of total consolidated indebtedness, as defined in the bank credit facilities. This maximum amount exceeded our actual total consolidated indebtedness at November 30, 2005 by $2.94 billion. There can be no assurance that we can actually borrow up to this maximum amount at any time, as our ability to borrow additional funds, and to raise additional capital through other means, is also dependent on conditions in the capital markets and our credit worthiness. If conditions in the capital markets change significantly, it could reduce our sales and may hinder our future growth and results of operations.
Our future growth may be limited by contracting economies in the markets in which we currently operate, as well as our inability to enter markets on a de novo basis or to find appropriate acquisition candidates. Our growth also may be limited by the consummation of acquisitions that may not be successfully integrated, or our de novo entry into markets that may not achieve expected benefits.
      Our future growth and results of operations could be adversely affected if the markets in which we currently operate do not continue to support the expansion of our existing business or if we are unable to identify new markets for de novo entry or with suitable acquisition opportunities. Our inability to grow organically in existing markets or to expand de novo into new markets would limit our ability to achieve our growth objectives and would adversely impact our future operating results. Similarly, if we do consummate acquisitions in the future, we may not be successful in integrating the operations of the acquired businesses, including their product lines, dispersed operations and distinct corporate cultures, which would limit our ability to grow and would adversely impact our future operating results.

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
Item 1B. UNRESOLVED STAFF COMMENTS
      None.
Item 2. PROPERTIES
      In 2005, our executive offices were in leased premises at 10990 Wilshire Boulevard, Los Angeles, California. Our construction operations were principally conducted from leased premises located in Phoenix, Tempe and Tucson, Arizona; Costa Mesa, Irvine, Livermore, Los Angeles, Pleasanton, Pomona, Sacramento, San Diego, Seaside, Temecula, Valencia and Walnut Creek, California; Centennial and Englewood, Colorado; Daytona Beach, Fort Myers, Jacksonville, Orlando, Port St. Lucie, Tampa and Vero Beach, Florida; Atlanta and Woodstock, Georgia; Schaumburg, Illinois; Indianapolis, Indiana; Las Vegas and Reno, Nevada; Albuquerque, New Mexico; Charlotte and Raleigh, North Carolina; Bluffton, Columbia, Charleston and Greenville, South Carolina; Austin, Dallas, Houston and McAllen, Texas; and Paris, France.
      Our homebuilding operations in San Antonio, Texas are principally conducted from premises that we own.
      We believe that such properties, including the equipment located therein, are suitable and adequate to meet the requirements of our businesses.
Item 3.  LEGAL PROCEEDINGS
      We are involved in litigation and governmental proceedings incidental to our business. These cases are in various procedural stages and, based on reports of counsel, it is our opinion that provisions or reserves made for potential losses are adequate and any liabilities or costs arising out of currently pending litigation will not have a materially adverse effect on our financial position or results of operations.
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
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted during the fourth quarter of 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT
      The following sets forth certain information regarding our executive officers as of January 31, 2006:

			Year
			Assumed	Years	Other Positions and Other Business
		Present Position at	Present	at KB	Experience within the Last Five
Name	Age	January 31, 2006	Position	Home	Years(1)	From – To

Bruce Karatz	60	Chairman and Chief Executive Officer	1993	33	President	1986-2001

Jeffrey T. Mezger	50	Executive Vice President and Chief Operating Officer	1999	12

Richard B. Hirst	61	Executive Vice President and Chief Legal Officer	2004	1	Executive Vice President and General Counsel, Burger King Corporation	2001-2003
					General Counsel, Minnesota Twins	2000

Domenico Cecere	56	Senior Vice President and	2002	4	Consultant, Gryphon Investors	2001-2002
		Chief Financial Officer			Executive Vice President and Chief Operating Officer, Owens Corning, Inc.	2000-2001
					Senior Vice President and President, North American Building Materials Business, Owens Corning, Inc.	1999-2000

Robert Freed	49	Senior Vice President, Investment	2005	11	Regional General Manager	2000-2005
		Strategy and Regional General			President, KB Home North Bay Inc.	2000-2004
		Manager			President, KB Home South Bay Inc.	1997-2003

William R. Hollinger	47	Senior Vice President and	2001	18	Vice President and Controller	1992-2001
		Controller

Kelly Masuda	38	Senior Vice President and Treasurer	2005	2	Senior Vice President, Capital Markets and Treasurer	2005
					Vice President, Capital Markets and Treasurer	2003-2005
					Director, Credit Suisse First Boston	2000-2002

Gary A. Ray	47	Senior Vice President, Human Resources	1996	9

(1)	All positions described were with us, unless otherwise indicated.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      As of December 31, 2005, there were 968 holders of record of our common stock. Our common stock is traded on the New York Stock Exchange and is also traded on the Boston, Chicago, National, Pacific and Philadelphia Exchanges. The following table sets forth, for the periods indicated, the price ranges of our common stock. Stock prices and dividend amounts have been adjusted to reflect the impact of the two-for-one split of our common stock described below.

	2005		2004

	High	Low	High	Low

First Quarter	$63.19	$43.89	$37.48	$32.05
Second Quarter	67.55	54.21	40.95	30.14
Third Quarter	85.45	66.50	36.03	30.63
Fourth Quarter	77.92	60.82	46.50	34.31
      We paid quarterly cash dividends of $.1875 per common share in 2005 and $.1250 per common share in 2004. In December 2005, our board of directors increased the quarterly cash dividend to $.25 per common share.
      On April 7, 2005, our stockholders approved an amendment to our certificate of incorporation increasing the number of authorized shares of our common stock from 100 million to 300 million. Immediately following this action, our board of directors declared a two-for-one split of our common stock in the form of a 100% stock dividend that was paid on April 28, 2005 to stockholders of record at the close of business on April 18, 2005.
      Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. Based on the most restrictive of these provisions, $698.8 million of retained earnings was available for payment of cash dividends at November 30, 2005.
      The following table summarizes our purchases of our own equity securities during the three months ended November 30, 2005:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet
	Total Number of	Average Price Paid	Publicly Announced	be Purchased Under
Period	Shares Purchased	per Share	Plans or Programs	the Plans or Programs

September 1-30	—	—	—	2,000,000
October 1-31	1,104,929	$63.99	1,100,000	900,000
November 1-30	900,000	65.55	900,000	—

Total	2,004,929	$64.69	2,000,000

      During the three months ended November 30, 2005, two million shares were repurchased pursuant to a share repurchase program authorized by our board of directors on July 10, 2003. The acquisitions were made in open market transactions. A total of four million shares were repurchased under the program, which expired upon achievement of the maximum repurchase amount on November 9, 2005. The total number of shares repurchased during the three months ended November 30, 2005 includes 4,929 previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock. These transactions are not considered repurchases pursuant to our open market stock repurchase program.
      On December 8, 2005, our board of directors authorized a new share repurchase program under which we may repurchase up to 10 million shares of our common stock. Acquisitions under the share repurchase program may be made in open market or private transactions and will be made strategically from time to time at management’s discretion based on its assessment of market conditions and buying opportunities. As of January 31, 2006, we had repurchased two million shares of our common stock under the new share repurchase program at an aggregate price of $154.4 million.

Item 6.  SELECTED FINANCIAL DATA
      The data in this table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.
KB HOME
SELECTED FINANCIAL INFORMATION
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,

	2005	2004	2003	2002	2001

Construction:
Revenues	$9,410,282	$7,008,267	$5,775,429	$4,938,894	$4,501,715
Operating income	1,356,996	774,699	562,899	452,917	352,316
Total assets	7,716,987	5,625,496	3,982,746	3,391,434	2,983,522
Mortgages and notes payable	2,463,814	1,975,600	1,253,932	1,167,053	1,088,615

Financial services:
Revenues	$31,368	$44,417	$75,125	$91,922	$72,469
Operating income	11,198	8,688	35,777	57,506	33,771
Total assets	29,933	210,460	253,113	634,106	709,344
Notes payable	—	71,629	132,225	507,574	595,035

Consolidated:
Revenues	$9,441,650	$7,052,684	$5,850,554	$5,030,816	$4,574,184
Operating income	1,368,194	783,387	598,676	510,423	386,087
Net income	842,421	480,902	370,764	314,350	214,217
Total assets	7,746,920	5,835,956	4,235,859	4,025,540	3,692,866
Mortgages and notes payable	2,463,814	2,047,229	1,386,157	1,674,627	1,683,650
Stockholders’ equity	2,851,671	2,055,681	1,592,851	1,274,351	1,092,481

Basic earnings per share	$10.29	$6.14	$4.71	$3.79	$2.86
Diluted earnings per share	9.53	5.70	4.40	3.58	2.75
Cash dividends per common share	.75	.50	.15	.15	.15

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
      Overview. Revenues are primarily generated from our (i) homebuilding operations in the United States and France, and (ii) our domestic financial services operations. The following table presents a summary of our results by financial reporting segment for the years ended November 30, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Years ended November 30,

	2005	2004	2003

Revenues:
Construction	$9,410,282	$7,008,267	$5,775,429
Financial services	31,368	44,417	75,125

Total revenues	$9,441,650	$7,052,684	$5,850,554

Pretax income:
Construction	$1,284,823	$709,014	$517,687
Financial services	11,198	8,688	35,777

Total pretax income	1,296,021	717,702	553,464
Income taxes	(453,600)	(236,800)	(182,700)

Net income	$842,421	$480,902	$370,764

Diluted earnings per share	$9.53	$5.70	$4.40

      We experienced growth in many facets of our business in 2005, including unit deliveries, revenues, net income and earnings per share. Our core homebuilding operations benefited from our geographic diversity and strong demand for our wide array of product offerings for first-time, move-up, luxury and active adult buyers.
      Total revenues reached $9.44 billion for the year ended November 30, 2005, increasing 34% from $7.05 billion in 2004, which had increased 21% from $5.85 billion in 2003. Our revenue expansion in both 2005 and 2004 was driven by an increase in housing revenues stemming from double-digit growth in unit deliveries and higher average selling prices. Included in our total revenues were financial services revenues of $31.4 million in 2005, $44.4 million in 2004 and $75.1 million in 2003. The decrease in financial services revenues in 2005 from 2004 primarily reflects the wind down of the mortgage banking operations of KBHMC. On September 1, 2005, we completed the sale of substantially all the mortgage banking assets of KBHMC to Countrywide and in a separate transaction established Countrywide KB Home Loans, a joint venture with Countrywide. KB Home and Countrywide each have a 50% ownership interest in Countrywide KB Home Loans, which is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements. Financial services revenues decreased in 2004 from 2003 mainly due to lower retention (the percentage of our domestic homebuyers using KBHMC as a loan originator).
      Net income rose 75% to $842.4 million in 2005 from $480.9 million in 2004 with revenue growth and an improved operating margin contributing to the increase in earnings. In 2004, net income increased 30% from $370.8 million in 2003 largely due to higher unit delivery volume and an expanded operating margin. Diluted earnings per share grew 67% to $9.53 in 2005 from $5.70 in 2004, which had increased 30% from $4.40 in 2003.
      Backlog at November 30, 2005 in both units and value rose to the highest year-end levels in our history. The value of our backlog increased 40% to $6.76 billion on 25,722 units, up from $4.82 billion on 20,280 units at November 30, 2004. All our geographic regions reported favorable year-over-year backlog comparisons as of November 30, 2005. Fourth quarter net orders for new homes increased 15% to 9,747 in 2005 from 8,516 in 2004.
      In April 2005, our board of directors declared a two-for-one split of our common stock in the form of a 100% stock dividend to stockholders of record at the close of business on April 18, 2005. The additional shares were distributed on April 28, 2005. All share and per share amounts have been retroactively adjusted to reflect the stock split.

CONSTRUCTION
      The following table presents a summary of selected financial and operational data for our construction segment (dollars in thousands, except average selling price):

	Years ended November 30,

	2005	2004	2003

Revenues:
Housing	$9,364,803	$6,957,548	$5,642,770
Commercial	5,202	22,834	107,015
Land	40,277	27,885	25,644

Total	9,410,282	7,008,267	5,775,429

Costs and expenses:
Construction and land costs
Housing	6,852,541	5,285,619	4,371,287
Commercial	3,077	17,697	84,474
Land	32,521	22,540	23,258

Subtotal	6,888,139	5,325,856	4,479,019
Selling, general and administrative expenses	1,165,147	907,712	733,511

Total	8,053,286	6,233,568	5,212,530

Operating income	$1,356,996	$774,699	$562,899

Unit deliveries	37,140	31,646	27,331

Average selling price	$252,100	$219,900	$206,500

Housing gross margin	26.8%	24.0%	22.5%

Selling, general and administrative expenses as a percent of housing revenues	12.4%	13.0%	13.0%

Operating income as a percent of construction revenues	14.4%	11.1%	9.7%
      Revenues. Construction revenues totaled $9.41 billion in 2005, increasing 34% from $7.01 billion in 2004, which had increased 21% from $5.78 billion in 2003. The increases in both 2005 and 2004 resulted primarily from higher housing revenues driven by increased unit delivery volume and a higher average selling price.

      The following table presents information concerning our housing revenues and unit deliveries by geographic region (in thousands, except unit amounts):

	Years Ended November 30,

	Housing	Percent of Total	Unit	Percent of Total	Average
	Revenues	Housing Revenues	Deliveries	Unit Deliveries	Selling Price

2005
West Coast	$3,050,486	33%	6,624	18%	$460,500
Southwest	1,954,196	21	7,357	20	265,600
Central	1,554,863	17	9,866	27	157,600
Southeast	1,540,226	16	7,162	19	215,100

Total United States	8,099,771	87	31,009	84	261,200
France	1,265,032	13	6,131	16	206,300

Total	$9,364,803	100%	37,140	100%	$252,100

2004
West Coast	$2,215,258	32%	5,383	17%	$411,500
Southwest	1,515,189	22	7,478	23	202,600
Central	1,376,723	20	9,101	29	151,300
Southeast	854,199	12	4,975	16	171,700

Total United States	5,961,369	86	26,937	85	221,300
France	996,179	14	4,709	15	211,500

Total	$6,957,548	100%	31,646	100%	$219,900

2003
West Coast	$1,963,563	35%	5,549	20%	$353,900
Southwest	1,192,380	21	6,695	25	178,100
Central	1,144,248	20	7,659	28	149,400
Southeast	547,471	10	3,504	13	156,200

Total United States	4,847,662	86	23,407	86	207,100
France	795,108	14	3,924	14	202,600

Total	$5,642,770	100%	27,331	100%	$206,500

      Housing revenues totaled $9.36 billion in 2005, $6.96 billion in 2004 and $5.64 billion in 2003. In 2005, housing revenues increased 35% from the previous year due to 17% growth in unit delivery volume and 15% growth in the average selling price. In 2004, housing revenues rose 23% from 2003 results due to a 16% increase in unit delivery volume and a 6% increase in the average selling price.
      In 2005, each of our geographic regions posted double-digit growth in housing revenues. In our West Coast region, housing revenues rose 38% to $3.05 billion in 2005, from $2.22 billion in 2004, due to a 23% increase in unit delivery volume and a 12% increase in the average selling price. Our Southwest region operations generated housing revenues of $1.95 billion in 2005, up 29% from $1.51 billion in 2004 due to a 31% increase in the average selling price, partly offset by a slight decrease in unit deliveries. In our Central region, housing revenues grew 13% to $1.55 billion in 2005, from $1.38 billion in 2004, reflecting year-over-year growth of 8% in unit delivery volume and a 4% increase in the average selling price. Housing revenues from the Southeast region rose 80% to $1.54 billion in 2005, from $854.2 million in 2004, due to increases of 44% and 25% in unit delivery volume and average selling price, respectively.
      In France, housing revenues of $1.27 billion in 2005 rose 27% from $996.2 million in 2004, reflecting a 30% increase in unit delivery volume but a slight decrease in the average selling price primarily due to the impact of foreign currency rates and a change in product mix.

      In 2004, West Coast region housing revenues rose 13%, from $1.96 billion in 2003, due to a 16% increase in the average selling price, partly offset by a 3% decrease in unit delivery volume during the year. Housing revenues in the Southwest region increased 27% in 2004, from $1.19 billion in 2003, due to a 12% increase in unit deliveries and a 14% increase in the average selling price. In the Central region, housing revenues in 2004 increased 20% from $1.14 billion in 2003, reflecting a 19% increase in unit delivery volume and a slight increase in the average selling price. The increase in revenues from the Central region in 2004 was partly due to the acquisition of Indiana-based Dura Builders Inc. Our Southeast region housing revenues in 2004 rose 56% from $547.5 million in 2003 as a result of a 42% increase in unit delivery volume and a 10% increase in the average selling price. The Southeast region operations generated an increased proportion of our housing revenues in 2004 due to our expansion in the southeastern United States through acquisitions made during 2004 and 2003.
      In France, housing revenues rose 25% in 2004 from $795.1 million in 2003, reflecting a 20% increase in unit volume, partially due to two acquisitions completed in 2004, and a 4% increase in the average selling price primarily related to the strength in the euro.
      Our housing deliveries increased 17% to 37,140 units in 2005 from 31,646 units in 2004, reflecting growth in U.S. and French deliveries of 15% and 30%, respectively, as our community count increased 12% to 541 from 483. The growth in our domestic unit deliveries reflected year-over-year increases of 23%, 8% and 44% in the West Coast, Central and Southeast regions, respectively, partially offset by a slight decrease in unit deliveries from the Southwest region. West Coast region deliveries increased to 6,624 units in 2005 from 5,383 units in 2004, as a result of an increase of 18% in the average number of communities operated in the region. Southwest region operations delivered 7,357 units in 2005, down slightly from 7,478 units in 2004, reflecting a decrease of 9% in the average number of communities in this region compared to 2004. In the Central region, deliveries rose to 9,866 units in 2005 from 9,101 units in 2004, due to an increase of 7% in the average number of communities in the region. Southeast region deliveries increased to 7,162 units in 2005 from 4,975 units in 2004, reflecting a 43% increase in the average number of active communities in the region, partly due to expansion activity including our 2004 acquisition of Palmetto Traditional Homes (“Palmetto”). French deliveries increased to 6,131 units in 2005 from 4,709 units in 2004, as the average number of communities grew by 11% year-over-year.
      In 2004, our housing deliveries increased 16% to 31,646 units from 27,331 units delivered in 2003. The increase in our domestic deliveries reflected year-over-year increases of 12%, 19% and 42% in unit deliveries from our Southwest, Central and Southeast regions, respectively, partially offset by a decrease of 3% in our West Coast region. West Coast region deliveries decreased to 5,383 units in 2004 from 5,549 units in 2003. Southwest operations delivered 7,478 units in 2004, up from 6,695 units in 2003, reflecting an increase of 18% in the average number of communities operated in the region. Deliveries from Central region operations increased to 9,101 units in 2004 from 7,659 units in 2003, while the average number of communities in the Central region increased 34% from the prior year. Deliveries from the Southeast region increased to 4,975 units in 2004 from 3,504 units in 2003 primarily due to our expansion activity in the region, including the 2004 acquisition of Palmetto and the 2003 acquisition of Colony Homes. French deliveries increased 20% to 4,709 units in 2004 from 3,924 units in 2003.
      Our average new home price rose 15% in 2005, to $252,100 from $219,900 in 2004, as a result of increases in the average selling price in each of our domestic geographic regions, partly offset by a slight decrease in France. The 2004 average new home price had advanced 6% from $206,500 in 2003, which reflected generally favorable market conditions with increases in our West Coast, Southwest, Central and France regions, partly offset by a decrease in the Southeast region.
      In the West Coast region, the average selling price rose 12% in 2005 to $460,500 from $411,500 in 2004, which had increased 16% from $353,900 in 2003. The average selling price in the Southwest region increased 31% to $265,600 in 2005, compared with $202,600 in 2004, which had increased 14% from $178,100 in 2003. The Central region average selling price rose 4% to $157,600 in 2005 compared with $151,300 in 2004, which had increased slightly from $149,400 in 2003. The Southeast region average selling price increased 25% in 2005 to $215,100 from $171,700 in 2004, which had increased 10% from $156,200 in 2003. The higher average selling price in all of our domestic regions in 2005 and 2004 resulted from a combination of factors: significantly higher prices throughout the West Coast region; favorable conditions in certain markets and communities in the Southwest and Central regions, partially offset by the softening of general market conditions in certain submarkets in these regions; and increases in lot premiums and options sold through the KB Home Studios in each of our domestic regions.
      Our average selling price in France decreased 3% to $206,300 in 2005 from $211,500 in 2004, which had increased 4% from $202,600 in 2003. The decrease in 2005 was primarily due to a shift in product mix and unfavorable foreign exchange rates while the increase in 2004 resulted primarily from favorable foreign exchange rates.
      Revenues from commercial development activities, all of which are located in metropolitan Paris, totaled $5.2 million in 2005, $22.8 million in 2004, and $107.0 million in 2003. Commercial revenues in 2003 were substantially higher than in 2005 and 2004 due to the sale of an office building by our French commercial operations in 2003.
      Land sale revenues totaled $40.3 million in 2005, $27.9 million in 2004 and $25.6 million in 2003. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions.
      Operating Income. Operating income increased to $1.36 billion in 2005, up 75% from $774.7 million in 2004. As a percentage of construction revenues, operating income rose to 14.4% in 2005 from 11.1% in 2004, reflecting an improved housing gross margin. Housing gross profits in 2005 increased 50%, or $840.3 million, to $2.51 billion from $1.67 billion in 2004. As a percentage of related revenues, the housing gross profit margin was 26.8% in 2005, up from 24.0% in the prior year, primarily due to a higher average selling price. Operating income increased 38% to $774.7 million in 2004 from $562.9 million in 2003. As a percentage of revenues, operating income rose to 11.1% in 2004 from 9.7% in 2003. Housing gross profits in 2004 increased 32%, or $400.4 million, to $1.67 billion from $1.27 billion in 2003. As a percentage of related revenues, the housing gross profit margin rose to 24.0% in 2004, up from 22.5% in 2003, primarily due to a higher average selling price. Commercial activities in France generated profits of $2.1 million in 2005, compared to $5.1 million in 2004 and $22.5 million in 2003. Our land sales generated profits of $7.8 million in 2005, $5.3 million in 2004 and $2.4 million in 2003.
      Selling, general and administrative expenses totaled $1.17 billion in 2005 compared with $907.7 million in 2004. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses were 12.4% in 2005 and 13.0% in both 2004 and 2003.
      Interest Income and Expense. Interest income, which is generated from short-term investments and mortgages receivable, amounted to $4.2 million in 2005, $3.9 million in 2004 and $3.0 million in 2003. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.
      Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. In 2005, interest expense, net of amounts capitalized, increased by $.8 million to $18.9 million from $18.1 million in 2004. Gross interest incurred in 2005 was $42.4 million higher than that incurred in 2004, mainly due to higher debt levels in 2005. The percentage of interest capitalized in 2005 and 2004 was 90% and 87%, respectively. The increase in the percentage of interest capitalized in 2005 resulted from a higher proportion of land under development in 2005 compared to 2004.
      In 2004, interest expense, net of amounts capitalized, decreased to $18.1 million from $23.8 million in 2003. Gross interest incurred in 2004 was $22.6 million higher than that incurred in 2003, reflecting higher debt levels in 2004. The percentage of interest capitalized in 2004 increased from the 80% capitalized in 2003 due to a higher proportion of land under development compared to 2003.
      Minority Interests. Operating income was reduced by minority interests of $77.8 million in 2005, $69.0 million in 2004 and $26.9 million in 2003. Minority interests were comprised solely of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. The increases in minority interests in 2005 and 2004 primarily related to increased activity from a consolidated joint venture in California as well as higher earnings from KBSA.
      On February 7, 2005, we transferred 481,352 shares of KBSA stock, held by us, to KBSA to fulfill certain equity compensation obligations to certain KBSA employees. Since the transfer of shares, as of February 7, 2005, we have maintained a 49% equity interest in KBSA and 68% of the voting rights associated with KBSA stock. KBSA continues to be consolidated in our financial statements.
      Equity in Pretax Income of Unconsolidated Joint Ventures. Our unconsolidated joint venture activities were located in Arizona, California, Florida, Nevada, New Mexico, Texas, Virginia and France in 2005, Arizona, California, Florida, Nevada, New Mexico and France in 2004 and California, Florida, Nevada, New Mexico and France in 2003. These unconsolidated joint ventures posted combined revenues of $326.8 million in 2005, $248.1 million in 2004 and $47.5 million in 2003. The increased revenues from unconsolidated joint ventures in 2005 and 2004 primarily reflected additional joint venture activity in California, Nevada and France. Residential unit deliveries from unconsolidated joint ventures totaled 509 in 2005, down from 931 in 2004. The joint venture revenues in 2005 were generated from both residential and commercial activities, while in 2004 and 2003 all unconsolidated joint venture revenues were generated from residential properties. Unconsolidated joint ventures generated combined pretax income of $45.5 million in 2005, $31.9 million in 2004 and $6.9 million in 2003. Our share of pretax income from unconsolidated joint ventures totaled $20.3 million in 2005, $17.6 million in 2004 and $2.5 million in 2003.
FINANCIAL SERVICES
      Our financial services segment provides mortgage banking, title, escrow coordination and insurance services to our domestic homebuyers. On September 1, 2005, we completed the sale of substantially all the mortgage banking assets of KBHMC to Countrywide and in a separate transaction established Countrywide KB Home Loans, a joint venture with Countrywide. Countrywide KB Home Loans began making loans to our U.S. homebuyers on September 1, 2005 and essentially replaced the mortgage banking operations of KBHMC, our wholly-owned financial services subsidiary which provided mortgage banking services to our homebuyers in the past. KB Home and Countrywide each have a 50% ownership interest in the joint venture with Countrywide providing management oversight of the joint venture’s operations. Countrywide KB Home Loans is accounted for as an unconsolidated joint venture in the financial services reporting segment of our financial statements.
      The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Years Ended November 30,

	2005	2004	2003

Revenues	$31,368	$44,417	$75,125
Expenses	(20,400)	(35,729)	(39,348)
Equity in pretax income of unconsolidated joint venture	230	—	—

Pretax income	$11,198	$8,688	$35,777

Total originations*:
Loans	12,109	18,087	20,713
Principal	$2,206,788	$3,038,835	$3,443,326
Retention rate	48%	59%	73%
Loans sold to third parties*:
Loans	9,295	18,599	22,607
Principal	$1,523,235	$3,110,500	$3,786,086

*	Information for 2005 is through August 31, 2005 since KBHMC did not directly originate loans subsequent to the sale of substantially all of its mortgage banking assets on September 1, 2005.
      Revenues. Our financial services operations generated revenues primarily from the following sources: interest income; title services; insurance commissions; escrow coordination fees; and sales of mortgage loans and servicing rights. Financial services revenues included interest income of $8.2 million, $11.5 million and $14.2 million in 2005, 2004 and 2003, respectively, which was earned primarily from first mortgages and mortgage-backed securities held for long-term investment as collateral. Interest income decreased in 2005 mainly due to the wind-down of the mortgage banking operations of KBHMC. Interest income decreased in 2004 primarily due to a lower average balance of first mortgages held under commitments of sale and other receivables outstanding as a result of a decrease in the financial services subsidiary’s retention rate. Financial services revenues also included revenues from title services, insurance commissions and escrow coordination fees of $17.3 million in 2005, $13.0 million in 2004, and $10.5 million in 2003. The increases in revenues related to these services are in direct correlation with the higher unit delivery volume of our domestic homebuilding operations. These services are expected to be provided by the financial services segment on an ongoing basis. Mortgage and servicing rights income totaled $5.9 million, $19.9 million and $50.4 million in 2005, 2004 and 2003, respectively. The decrease in 2005 was primarily due to the wind-down of KBHMC’s mortgage banking operations. The decrease in 2004 was mainly due to a rising interest rate environment, a shift towards adjustable rate products from fixed rate products and a lower retention rate (the percentage of our domestic homebuyers using our financial services subsidiary as a loan originator).
      Expenses. Financial services expenses in 2005, 2004 and 2003 were comprised of interest expense, general and administrative expenses, and other income and expense items. Interest expense increased to $5.2 million in 2005 from $4.5 million in 2004, which had decreased from $6.4 million in 2003. General and administrative expenses totaled $22.0 million, $31.2 million and $32.9 million in 2005, 2004 and 2003, respectively. The lower level of general and administrative expenses in 2005 versus 2004 was primarily due to the wind-down of KBHMC’s mortgage banking operations. In 2004, general and administrative expenses decreased from the prior year due to a lower level of activity. In 2005, financial services expenses included other items aggregating to income of $6.8 million. These other items included a $26.6 million gain recorded in connection with the sale of assets to Countrywide. The gain represented the cash received over the sum of the book value of the assets sold and certain nominal costs associated with the disposal. In addition, financial services expenses in 2005 included $19.8 million of expenses accrued for various regulatory and other contingencies.
      Equity in pretax income of unconsolidated joint venture. The equity in pretax income of unconsolidated joint venture of $.2 million in 2005 relates to our 50% interest in the Countrywide KB Home Loans joint venture, which commenced operations on September 1, 2005.
INCOME TAXES
      We recorded income tax expense of $453.6 million in 2005, $236.8 million in 2004 and $182.7 million in 2003. These amounts represented effective income tax rates of approximately 35% for 2005 and 33% for both 2004 and 2003. The increase in the effective tax rate from 2004 to 2005 was primarily due to substantially higher pretax income, growth in markets with higher state tax rates, and a decrease in available tax credits. Pretax income for financial reporting purposes and taxable income for income tax purposes historically have differed primarily due to the impact of state income taxes, treatment of foreign-related income, intercompany dividends and investments in tax credit partnerships.
      During 2005, 2004 and 2003, we made investments that have resulted in benefits in the form of fuel tax credits. During 2005, a small portion of these tax credits were forfeited as part of an IRS settlement. Additionally, these tax credits are subject to a phase-out provision that gradually reduces the tax credits if the annual average price of domestic crude oil increases to a stated phase-out range. While there was not a material reduction in the tax credits in 2005, our 2006 effective income tax rate, currently expected to be approximately 36%, may increase in the event oil prices remain at or above current levels and cause tax credits to be reduced.
      The American Jobs Creation Act of 2004 provides certain tax benefits for “qualified production activities income.” The tax benefits, if any, resulting from this legislation will be effective starting with our fiscal year ending November 30, 2006. We are currently evaluating the impact of this law on our future effective tax rate, financial position and results of operations.
LIQUIDITY AND CAPITAL RESOURCES
      We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Historically, we have funded our construction and financial services activities with internally generated cash flows and external sources of debt and equity financing. We also borrow under our $1.5 Billion Credit Facility, and KBSA borrows under various lines of credit. At November 30, 2005, we had cash and cash equivalents of $154.0 million, compared to $234.2 million at November 30, 2004 and $138.1 million at November 30, 2003. Operating, investing and financing activities used net cash of $80.2 million in 2005. These activities provided net cash of $96.1 million in 2004 and used net cash of $191.9 million in 2003.

      Operating Activities. Operating activities used net cash of $52.9 million and $78.9 million in 2005 and 2004, respectively, and provided $469.5 million in 2003. Our uses of operating cash in 2005 included net investments in inventories of $1.66 billion (excluding $204.2 million of inventories acquired through seller financing and $120.7 million of inventories of consolidated variable interest entities (“VIE”)) and other operating uses of $25.5 million. The uses of cash were partially offset by earnings of $842.4 million, an increase in accounts payable, accrued expenses and other liabilities of $560.2 million, a decrease in receivables of $77.7 million and various noncash items deducted from net income.
      In 2004, our uses of operating cash included net investments in inventories of $952.3 million (excluding the effect of acquisitions, $53.2 million of inventories acquired through seller financing and $85.5 million of inventories of consolidated VIEs), and a slight increase in receivables. The cash used was partially offset by earnings of $480.9 million, an increase in accounts payable, accrued expenses and other liabilities of $316.6 million, other operating sources of $20.4 million and various noncash items deducted from net income.
      In 2003, our sources of operating cash included earnings of $370.8 million, a decrease in receivables of $340.4 million, an increase in accounts payable, accrued expenses and other liabilities of $122.0 million, various noncash items deducted from net income and other operating sources of $33.7 million. The cash provided was partially offset by investments in inventories of $464.5 million (excluding the effect of acquisitions, $43.7 million of inventories acquired through seller financing and $27.4 million of inventories of consolidated VIEs).
      Investing Activities. Investing activities used net cash of $98.0 million in 2005, $267.8 million in 2004 and $115.1 million in 2003. In 2005, $117.6 million was used for investments in unconsolidated joint ventures and $24.0 million was used for net purchases of property and equipment. The cash used was partially offset by proceeds of $42.4 million from the sale of substantially all the mortgage banking assets of KBHMC and $1.2 million provided from other investing activities.
      In 2004, $128.7 million was used for investments in unconsolidated joint ventures, $121.6 million, net of cash acquired, was used for acquisitions and $23.2 million was used for net purchases of property and equipment. Partially offsetting these uses were $5.7 million from other investing activities.
      In 2003, $105.6 million, net of cash acquired, was used for acquisitions, $13.1 million was used for net purchases of property and equipment, and $9.7 million was used for investments in unconsolidated joint ventures. Partially offsetting these uses were proceeds of $7.8 million received on mortgage-backed securities and $5.5 million from net sales of mortgages held for long-term investment.
      Financing Activities. Financing activities provided net cash of $70.7 million and $442.8 million in 2005 and 2004, respectively, and used $546.3 million in 2003. In 2005, sources of cash included $747.6 million in total proceeds from the issuance of $300.0 million of 5 7/8% senior notes due 2015 (the “$300 Million Senior Notes”) and $450.0 million of 6 1/4% senior notes due 2015 (the “$450 Million Senior Notes”), and $101.8 million from the issuance of common stock under employee stock plans. Partially offsetting the cash provided were $513.8 million of net payments on short-term borrowings, $134.7 million used for repurchases of common stock, payments of $68.2 million to minority interests, dividend payments of $61.6 million and payments on collateralized mortgage obligations of $.4 million. On December 2, 2004, our board of directors increased the annual cash dividend on our common stock to $.75 per share from $.50 per share.
      In 2004, financing activities provided $596.2 million from the issuance of $250.0 million of 5 3/4% senior notes due 2014 (the “$250 Million Senior Notes”), $350.0 million of 6 3/8% senior notes due 2011 (the “$350 Million Senior Notes”), $122.9 million in net proceeds from borrowings and $42.2 million from the issuance of common stock under employee stock plans. Partially offsetting the cash provided were $175.0 million used for the redemption of 7 3/4% senior subordinated notes which matured on October 15, 2004, $66.1 million used for repurchases of common stock, $39.2 million of cash dividend payments, $32.4 million of payments to minority interests and $5.8 million of payments on collateralized mortgage obligations. On December 5, 2003, our board of directors increased the annual cash dividend on our common stock to $.50 per share from $.15 per share.
      In 2003, financing activities used $603.1 million for net payments on borrowings, $129.0 million for the redemption of $125.0 million of 9 5/8% senior subordinated notes, $108.3 million for repurchases of common stock, $12.0 million for payments to minority interests, $11.8 million for cash dividend payments and $7.2 million for payments on collateralized mortgage obligations. Partially offsetting these uses were $295.3 million in proceeds from the sale of $300.0 million of 7 3/4% senior subordinated notes due 2010 (the “$300 Million Senior Subordinated Notes”), and $29.9 million from the issuance of common stock under employee stock plans.
      At November 30, 2005, $300.0 million of capacity remained available under our universal shelf registration statement filed with the SEC on November 12, 2004 (the “2004 Shelf Registration”).
      Capital Resources. Our financial leverage, as measured by the ratio of construction debt to total capital, was 46% at the end of 2005 compared to 49% at the end of 2004. Construction debt to total capital is not a financial measure in accordance with U.S. generally accepted accounting principles (“GAAP”). However, we believe this ratio is preferable to total debt to total capital, the most comparable GAAP measure, in order to maintain comparability with other publicly-traded homebuilders. A reconciliation of the non-GAAP measure, construction debt to total capital, to the most comparable GAAP measure, total debt to total capital, follows (in thousands):

	November 30,

	2005		2004

	Total Debt	Construction	Total Debt	Construction
	to Total	Debt to Total	to Total	Debt to Total
	Capital	Capital	Capital	Capital

Debt:
Construction	$2,463,814	$2,463,814	$1,975,600	$1,975,600
Financial services	—	—	71,629	—

Total debt	$2,463,814	$2,463,814	$2,047,229	$1,975,600

Total debt	$2,463,814	$2,463,814	$2,047,229	$1,975,600
Stockholders’ equity	2,851,671	2,851,671	2,055,681	2,055,681

Total capital	$5,315,485	$5,315,485	$4,102,910	$4,031,281

Ratio	46%	46%	50%	49%

      External sources of financing for our construction activities include our domestic unsecured credit facility, other domestic and foreign bank lines, third-party secured financings, and the public debt and equity markets. Substantial unused lines of credit remain available for our future use, if required, principally through our domestic unsecured revolving credit facility. On November 22, 2005, we entered into the five-year, $1.5 Billion Credit Facility with a consortium of banks. The $1.5 Billion Credit Facility replaced our $1.0 billion unsecured revolving credit facility, which was scheduled to expire in 2007. Interest on the $1.5 Billion Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. At November 30, 2005, we had $1.07 billion available for our future use under the $1.5 Billion Credit Facility, net of $350.3 million of outstanding letters of credit. In addition, KBSA had lines of credit with various banks which totaled $219.0 million at November 30, 2005 and have various committed expiration dates through September 2008. Under these unsecured financing agreements, $204.6 million was available to KBSA at November 30, 2005.
      Depending upon available terms and our negotiating leverage related to specific market conditions, we also finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2005, we had outstanding seller-financed notes payable of $97.0 million secured primarily by the underlying property which had a carrying value of $145.3 million.
      We continue to benefit in all of our operations from the strength of our capital position, which has allowed us to maintain overall profitability during difficult economic times, finance domestic and international expansion, re-engineer product lines and diversify into new markets through both de novo entry and acquisition. As a result of our geographic diversification, the disciplines of our KBnxt operational business model and our strong capital position, we believe we have adequate resources and sufficient credit facilities to satisfy our current and reasonably anticipated future requirements for funds needed to acquire capital assets and land, construct homes, fund our financial services operations, and meet the other anticipated needs of our business, both on a short and long-term basis.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
      We conduct a portion of our land acquisition, development and other residential and commercial construction activities through participation in joint ventures in which we hold less than a controlling interest. These joint ventures operate in certain markets in the United States and France where our consolidated construction operations are located. Through joint ventures, we reduce and share our risk and also reduce the amount invested in land, while increasing our access to potential future home sites. The use of joint ventures also, in some instances, enables us to acquire land which we might not otherwise obtain or access on as favorable terms, without the participation of a strategic partner. Our partners in these joint ventures are unrelated homebuilders, land developers or other real estate entities. While we view the use of unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view them as essential to those activities.
      We and/ or our joint venture partners sometimes obtain certain options or enter into other arrangements under which we can purchase portions of the land held by the unconsolidated joint ventures. Option prices are generally negotiated prices that approximate fair value. We do not include in our income from unconsolidated joint ventures our pro rata share of unconsolidated joint venture earnings resulting from land sales to our homebuilding divisions. We defer recognition of our share of such joint venture earnings until a home sale is closed and title passes to a homebuyer at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint ventures.
      Our investment in unconsolidated joint ventures totaled $275.4 million at November 30, 2005 and $168.4 million at November 30, 2004. These joint ventures had total assets of $2.13 billion and $1.05 billion and outstanding secured construction debt of approximately $1.30 billion and $597.2 million at November 30, 2005 and 2004, respectively. In certain instances, we provide varying levels of guarantees on debt of unconsolidated joint ventures. When we or our subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At November 30, 2005, we had payment guarantees related to the third-party debt of three of our unconsolidated joint ventures. The first joint venture had third-party debt of $431.1 million at November 30, 2005, of which each of the joint venture partners guaranteed its pro rata share. Our share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or $209.1 million. The remaining two joint ventures had total third-party debt of $18.1 million at November 30, 2005, of which each of the joint venture partners guaranteed its pro rata share. Our share of this guarantee was 50% or $9.0 million. We also had limited maintenance guarantees of $343.3 million of unconsolidated entity debt at November 30, 2005. The limited maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the unconsolidated joint venture and increase our share of any funds the unconsolidated joint venture distributes.
      In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development; reduce our financial commitments, including interest and other carrying costs; and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE.
      In compliance with FASB Interpretation No. 46(R), we analyzed our land option contracts and other contractual arrangements and have consolidated the fair value of certain VIEs from which we are purchasing land under option contracts. The consolidation of these VIEs, where we were determined to be the primary beneficiary, added $233.6 million and $112.9 million to inventories and other liabilities in our consolidated balance sheets at November 30, 2005 and 2004, respectively. Our cash deposits related to these land option contracts totaled $15.0 million at November 30, 2005 and $12.7 million at November 30, 2004. Creditors, if any, of these VIEs have no recourse against us. As of November 30, 2005, excluding consolidated VIEs, we had cash deposits totaling $176.3 million which were associated with land option contracts having an aggregate purchase price of $5.19 billion.

      The following table summarizes our future cash requirements under contractual obligations as of November 30, 2005 (in thousands):

	Payments due by Period

	2006	2007-2008	2009-2010	After 2010	Total

Contractual obligations:
Long-term debt	$31,767	$62,537	$676,480	$1,594,516	$2,365,300
Operating lease obligations	29,734	53,687	34,741	14,373	132,535

Total contractual obligations	$61,501	$116,224	$711,221	$1,608,889	$2,497,835

      We are often required to obtain bonds and letters of credit in support of our obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water, among other things. As of November 30, 2005, we had outstanding $1.07 billion and $350.3 million of performance bonds and letters of credit, respectively. We do not believe that any currently outstanding bonds or letters of credit will be called. The expiration dates of letters of credit coincide with the expected completion date of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. Performance bonds do not have stated expiration dates; rather we are released from the bonds as the contractual performance is completed.
CRITICAL ACCOUNTING POLICIES
      Construction Revenue Recognition. As discussed in Note 1 to our consolidated financial statements, revenues from housing and other real estate sales are recognized when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. In France, revenues from development and construction of single-family detached homes, condominiums and commercial buildings, under long-term contracts with individual investors who own the land, are recognized using the percentage of completion method, which is generally based on revenues and costs incurred as a percentage of estimated total revenues and costs, respectively, of individual projects. The percentage of completion method is applied because we meet applicable requirements under Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate.” Actual revenues and costs to complete in the future, related to long-term contracts, could differ from our current estimates. If estimates of revenues and costs to complete in the future differ from actual amounts, our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.
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
      Variable Interest Entities. As discussed in Note 7 to our consolidated financial statements, in the ordinary course of business we enter into land option contracts in order to procure land for the construction of homes. We evaluate such land option contracts in accordance with FASB Interpretation No. 46(R). Under the requirements of FASB Interpretation No. 46(R), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. Pursuant to FASB Interpretation No. 46(R), an enterprise that absorbs a majority of the VIE’s expected losses or receives a majority of the VIE’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and must consolidate the entity. For land option contracts with land sellers meeting the definition of a VIE, we analyze the contracts to determine which party is the primary beneficiary of the VIE. Such analyses require the use of assumptions, including assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. Generally we do not have any ownership interests in the entities with which we contract to purchase land and we typically do not have the ability to compel these entities to provide assistance in our review. In many instances, these entities provide us little, if any, financial information. To the extent additional information arises or market conditions change, it is possible that our conclusion regarding the consolidation of certain VIEs could change. While such a change would not materially impact our results of operations, it could have a material effect on our financial position.
      Warranty Costs. As discussed in Note 12 to our consolidated financial statements, we provide a limited warranty on all of our homes. The specific terms and conditions of warranties vary depending upon the market in which we do business. For homes sold in the United States, we generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling and plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home such as appliances. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect our warranty liability include the number of homes, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. While we believe the warranty accrual reflected in the consolidated balance sheets to be adequate, actual warranty costs in the future could differ from our current estimates.
      Business Combinations. We account for acquisitions of other companies under the purchase method of accounting in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the purchase method of accounting, the assets acquired and liabilities assumed are recorded at their estimated fair values. The excess of the purchase price over the estimated fair value of net assets acquired, if any, is recorded as goodwill. The estimation of fair values of assets and liabilities, and the allocation of purchase price requires judgment by management, especially with respect to valuations of real estate inventories, which at the time of acquisition are in various stages of development. Actual revenues, costs and time to complete a community could vary from estimates, impacting the allocation of purchase price between tangible and intangible assets. A variation in allocation of purchase price between asset groups, including inventories and goodwill, could have an impact on the timing and ultimate recognition of current and future results of operations. Our reported income includes the results of operations of acquired companies from the dates of their acquisition.
      Goodwill. As disclosed in the consolidated financial statements, we had goodwill in the amount of $242.6 million at November 30, 2005 and $249.3 million at November 30, 2004. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we performed impairment tests of goodwill as of November 30, 2005 and 2004, and identified no impairment. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our financial position or results of operations.
SUBSEQUENT EVENTS
      On December 8, 2005, our board of directors increased the annual cash dividend on our common stock to $1.00 per share from $.75 per share. The first quarterly dividend at the increased rate of $.25 per share will be paid on February 23, 2006 to stockholders of record on February 9, 2006.
      Our board of directors also authorized a new share repurchase program on December 8, 2005 under which we may repurchase up to 10 million shares of our common stock. Acquisitions under the share repurchase program may be made in open market or private transactions and will be made strategically from time to time at management’s discretion based on its assessment of market conditions and buying opportunities. As of January 31, 2006, we had repurchased two million shares of our common stock under the new share repurchase program at an aggregate price of $154.4 million.
RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” (“SFAS No. 123(R)”) which is a revision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and its related implementation guidance. SFAS No. 123(R) requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123(R) is effective for most public companies at the beginning of the first fiscal year beginning after June 15, 2005. We are currently evaluating the impact of SFAS No. 123(R) but believe that the pronouncement will not have a material impact on our financial position or results of operations. The potential impact has historically been disclosed on a pro forma basis.
      In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”). SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R) and certain SEC rules and regulations, as well the staff’s views regarding the valuation of share-based payment arrangements for public companies. Additionally, SAB No. 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. We do not expect the adoption of SAB No. 107 to have a material impact on our financial position or results of operations.
      In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. Implementation of EITF 04-5 did not have a material impact on our financial position or results of operations for the year ended November 30, 2005.
OUTLOOK
      In fiscal year 2005, we generated $9.44 billion of total revenues and $9.53 of diluted earnings per share. These figures represent increases over fiscal year 2004 of 34% and 67%, respectively.
      We entered fiscal year 2006 with a seven-month backlog of orders for new homes at a historically high level of 25,722 units, representing a projected revenue value of $6.76 billion. Based on our backlog, we expect revenue growth for the first half of fiscal year 2006 to be consistent with the growth rates we have experienced over the last several years.
      There are signs, however, that consumer demand in the United States for residential housing at current prices is softening. For example, the U.S. Census Bureau reported that single-family housing starts in December 2005 were approximately 12% lower than in November 2005 and approximately 8% lower than in December 2004. The Bureau also reported that the median sales price for new homes fell approximately 3% in December 2005 relative to the median sales price in December 2004.
      Our results to date in fiscal year 2006 reflect these broader market trends. In the first two months of the year, we have experienced an increase in home order cancellations and a decline in net orders for new homes when compared to the same period last year.
      It is too early in our prime selling season (February through June) to forecast whether our experience in the first two months of the year will continue. Historically, demand for new homes in the United States has been strong during periods of economic expansion and growth in employment, and we continue to believe that the state of the U.S. economy is the single most important long-term indicator of our future financial performance.
      If the current trends do not improve, we may be required to moderate our revenue guidance for fiscal year 2006. At the same time, we do not anticipate changing our diluted earnings per share guidance for fiscal year 2006. As previously announced in December 2005, our board of directors authorized the repurchase of 10 million shares of common stock. As of January 31, 2006, we had repurchased two million shares pursuant to this authorization in addition to the two million shares repurchased during the fourth quarter of 2005 under our previous authorization.
FORWARD LOOKING STATEMENTS
      Investors are cautioned that certain statements contained in this document, as well as some statements by us in periodic press releases and some oral statements by us to securities analysts and stockholders during presentations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial or operating performance (including future revenues, unit deliveries, expenses, margins, earnings or earnings per share or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of backlog (including amounts that we expect to realize upon delivery of units included in backlog and the timing of those deliveries), potential de novo entry into new markets and the impact of such entry, potential future acquisitions and the impact of completed acquisitions, future share repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.
      Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by us due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions, material prices and availability, labor costs and availability, interest rates and our debt levels, the secondary market for loans, consumer confidence, competition, currency exchange rates (insofar as they affect our operations in France), environmental factors and significant natural disasters (including the effect of recent hurricanes on the U.S. housing market and U.S. economy in general), government regulations affecting our operations, the availability and cost of land in desirable areas, unanticipated violations of our policies, unanticipated legal or regulatory proceedings or claims, conditions in the capital, credit and homebuilding markets and other risks discussed herein under “Risk Factors.”

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We primarily enter into debt obligations to support general corporate purposes, including acquisitions, and the operations of our subsidiaries. We are subject to interest rate risk on our senior and senior subordinated notes. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. However, as disclosed in Note 3 to our consolidated financial statements with regard to our financial services operations, we previously used mortgage forward delivery contracts and non-mandatory commitments to mitigate our exposure to movements in interest rates on interest rate lock agreements and mortgage loans held for sale. As a result of the sale of substantially all of the mortgage banking assets of KBHMC, we no longer use mortgage forward delivery contracts, non-mandatory commitments or interest rate lock agreements and had no such financial instruments outstanding as of November 30, 2005.
      The following table sets forth as of November 30, 2005, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (in thousands):

	Years Ended November 30,							Fair Value at
								November 30,
	2006	2007	2008	2009	2010	Thereafter	Total	2005

Long-term debt(1)
Fixed Rate	$—	$—	$—	$376,865	$296,919	$1,594,516	$2,268,300	$2,269,156
Weighted Average Interest Rate	—%	—%	—%	8.7%	7.8%	6.6%

(1) Includes senior subordinated and senior notes
     A portion of our construction operations are located in France and sales there are denominated in euros. As a result, our financial results could be affected by fluctuations in the value of the U.S. dollar relative to the euro. Therefore, for the year ended November 30, 2005, the result of a 10% uniform strengthening in the value of the dollar relative to the euro would have resulted in a decrease in revenues of $128.7 million and a decrease in pretax income of $10.6 million. Comparatively, the 2004 results of a 10% uniform strengthening in the value of the dollar relative to the euro would have been a decrease in revenues of $103.4 million and a decrease in pretax income of $7.4 million.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
KB HOME
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Statements of Income for the Years Ended November 30, 2005, 2004 and 2003	38
Consolidated Balance Sheets as of November 30, 2005 and 2004	39
Consolidated Statements of Stockholders’ Equity for the Years Ended November 30, 2005, 2004 and 2003	40
Consolidated Statements of Cash Flows for the Years Ended November 30, 2005, 2004 and 2003	41
Notes to Consolidated Financial Statements	42-68
Reports of Independent Registered Public Accounting Firm	69-70
      Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,

	2005	2004	2003

Total revenues	$9,441,650	$7,052,684	$5,850,554

Construction:
Revenues	$9,410,282	$7,008,267	$5,775,429
Construction and land costs	(6,888,139)	(5,325,856)	(4,479,019)
Selling, general and administrative expenses	(1,165,147)	(907,712)	(733,511)

Operating income	1,356,996	774,699	562,899
Interest income	4,210	3,918	3,000
Interest expense, net of amounts capitalized	(18,872)	(18,154)	(23,780)
Minority interests	(77,827)	(69,049)	(26,889)
Equity in pretax income of unconsolidated joint ventures	20,316	17,600	2,457

Construction pretax income	1,284,823	709,014	517,687

Financial services:
Revenues	31,368	44,417	75,125
Expenses	(20,400)	(35,729)	(39,348)
Equity in pretax income of unconsolidated joint venture	230	—	—

Financial services pretax income	11,198	8,688	35,777

Total pretax income	1,296,021	717,702	553,464
Income taxes	(453,600)	(236,800)	(182,700)

Net income	$842,421	$480,902	$370,764

Basic earnings per share	$10.29	$6.14	$4.71

Diluted earnings per share	$9.53	$5.70	$4.40

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,

	2005	2004

Assets
Construction:
Cash and cash equivalents	$144,783	$190,660
Trade and other receivables	580,931	513,974
Inventories	6,128,342	4,143,254
Investments in unconsolidated joint ventures	275,378	168,425
Deferred income taxes	220,814	217,618
Goodwill	242,589	249,313
Other assets	124,150	142,252

	7,716,987	5,625,496
Financial services	29,933	210,460

Total assets	$7,746,920	$5,835,956

Liabilities and Stockholders’ Equity

Construction:
Accounts payable	$892,727	$749,050
Accrued expenses and other liabilities	1,338,626	810,913
Mortgages and notes payable	2,463,814	1,975,600

	4,695,167	3,535,563

Financial services	55,131	117,672
Minority interests	144,951	127,040
Stockholders’ equity:
Preferred stock — $1.00 par value; authorized, 10,000,000 shares; none issued	—	—
Common stock — $1.00 par value; authorized, 300,000,000 shares; 113,905,123 and 110,272,626 shares issued at November 30, 2005 and 2004, respectively	113,905	110,273
Paid-in capital	771,973	596,454
Retained earnings	2,620,251	1,848,944
Accumulated other comprehensive income	28,704	59,968
Deferred compensation	(13,605)	(6,046)
Grantor stock ownership trust, at cost: 12,999,980 shares and 14,754,840 shares at November 30, 2005 and 2004, respectively	(141,266)	(160,334)
Treasury stock, at cost: 19,020,516 and 16,896,200 shares at November 30, 2005 and 2004, respectively	(528,291)	(393,578)

Total stockholders’ equity	2,851,671	2,055,681

Total liabilities and stockholders’ equity	$7,746,920	$5,835,956

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30,

	Number of Shares

		Grantor					Accumulated		Grantor
		Stock					Other		Stock		Total
	Common	Ownership	Treasury	Common	Paid-in	Retained	Comprehensive	Deferred	Ownership	Treasury	Stockholders’
	Stock	Trust	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Trust	Stock	Equity

Balance at November 30, 2002	106,844	(15,800)	(10,896)	$106,844	$508,448	$1,049,965	$8,895	$(8,978)	$(171,702)	$(219,121)	$1,274,351

Comprehensive income:
Net income	—	—	—	—	—	370,764	—	—	—	—	370,764
Foreign currency translation	—	—	—	—	—	—	30,923	—	—	—	30,923
Net unrealized loss on hedges	—	—	—	—	—	—	(1,330)	—	—	—	(1,330)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	400,357
Dividends on common stock	—	—	—	—	—	(11,809)	—	—	—	—	(11,809)
Exercise of employee stock options	1,310	—	—	1,310	22,661	(655)	—	—	—	—	23,316
Restricted stock amortization	—	—	—	—	—	—	—	1,466	—	—	1,466
Grantor stock ownership trust	—	586	—	—	7,132	—	—	—	6,370	—	13,502
Treasury stock	—	—	(4,000)	—	—	—	—	—	—	(108,332)	(108,332)

Balance at November 30, 2003	108,154	(15,214)	(14,896)	108,154	538,241	1,408,265	38,488	(7,512)	(165,332)	(327,453)	1,592,851

Comprehensive income:
Net income	—	—	—	—	—	480,902	—	—	—	—	480,902
Foreign currency translation	—	—	—	—	—	—	21,480	—	—	—	21,480

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	502,382
Dividends on common stock	—	—	—	—	—	(39,163)	—	—	—	—	(39,163)
Exercise of employee stock options	2,119	—	—	2,119	47,337	(1,060)	—	—	—	—	48,396
Restricted stock amortization	—	—	—	—	—	—	—	1,466	—	—	1,466
Grantor stock ownership trust	—	459	—	—	10,876	—	—	—	4,998	—	15,874
Treasury stock	—	—	(2,000)	—	—	—	—	—	—	(66,125)	(66,125)

Balance at November 30, 2004	110,273	(14,755)	(16,896)	110,273	596,454	1,848,944	59,968	(6,046)	(160,334)	(393,578)	2,055,681

Comprehensive income:
Net income	—	—	—	—	—	842,421	—	—	—	—	842,421
Foreign currency translation	—	—	—	—	—	—	(31,264)	—	—	—	(31,264)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	811,157
Dividends on common stock	—	—	—	—	—	(61,577)	—	—	—	—	(61,577)
Exercise of employee stock options	3,632	950	—	3,632	139,755	(1,301)	—	—	10,323	—	152,409
Restricted stock awards	—	149	—	—	7,940	—	—	(9,555)	1,615	—	—
Restricted stock amortization	—	—	—	—	—	—	—	1,996	—	—	1,996
Grantor stock ownership trust	—	656	—	—	27,824	—	—	—	7,130	—	34,954
Treasury stock	—	—	(2,125)	—	—	—	—	—	—	(134,713)	(134,713)
French share transfer	—	—	—	—	—	(8,236)	—	—	—	—	(8,236)

Balance at November 30, 2005	113,905	(13,000)	(19,021)	$113,905	$771,973	$2,620,251	$28,704	$(13,605)	$(141,266)	$(528,291)	$2,851,671

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,

	2005	2004	2003

Cash flows from operating activities:
Net income	$842,421	$480,902	$370,764
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in pretax income of unconsolidated joint ventures	(20,546)	(17,600)	(2,457)
Distributions of earnings from unconsolidated joint ventures	15,996	11,105	401
Gain on sale of mortgage banking assets	(26,647)	—	—
Minority interests	77,827	69,049	26,889
Amortization of discounts and issuance costs	2,919	2,015	1,769
Depreciation and amortization	20,528	21,848	21,509
Provision for deferred income taxes	(3,196)	(51,722)	12,126
Tax benefits associated with exercise of stock options	85,614	22,102	6,896
Change in assets and liabilities, net of effects from acquisitions:
Receivables	77,670	(1,332)	340,424
Inventories	(1,660,229)	(952,346)	(464,494)
Accounts payable, accrued expenses and other liabilities	560,232	316,610	121,966
Other, net	(25,504)	20,447	33,662

Net cash provided (used) by operating activities	(52,915)	(78,922)	469,455

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(121,546)	(105,622)
Proceeds from sale of mortgage banking assets	42,396	—	—
Investments in unconsolidated joint ventures	(117,633)	(128,734)	(9,718)
Net sales of mortgages held for long-term investment	806	(237)	5,470
Payments received on first mortgages and mortgage-backed securities	454	5,911	7,843
Purchases of property and equipment, net	(23,997)	(23,170)	(13,052)

Net cash used by investing activities	(97,974)	(267,776)	(115,079)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	(365,258)	178,887	(516,277)
Proceeds from issuance of senior subordinated notes	—	—	295,332
Proceeds from issuance of senior notes	747,591	596,169	—
Redemption of senior subordinated notes	—	—	(129,016)
Redemption of senior notes	—	(175,000)	—
Payments on collateralized mortgage obligations	(429)	(5,830)	(7,231)
Payments on mortgages, land contracts and other loans	(148,528)	(55,942)	(86,848)
Issuance of common stock under employee stock plans	101,749	42,168	29,922
Payments to minority interests	(68,152)	(32,389)	(11,983)
Payments of cash dividends	(61,577)	(39,163)	(11,809)
Repurchases of common stock	(134,713)	(66,125)	(108,332)

Net cash provided (used) by financing activities	70,683	442,775	(546,242)

Net increase (decrease) in cash and cash equivalents	(80,206)	96,077	(191,866)
Cash and cash equivalents at beginning of year	234,196	138,119	329,985

Cash and cash equivalents at end of year	$153,990	$234,196	$138,119

Summary of cash and cash equivalents:
Construction	$144,783	$190,660	$116,555
Financial services	9,207	43,536	21,564

Total cash and cash equivalents	$153,990	$234,196	$138,119

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$9,720	$6,990	$23,534
Income taxes paid	320,018	191,710	108,335

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$204,185	$53,168	$43,717
Inventory of consolidated variable interest entities	120,674	85,488	27,390

See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies
      Operations. KB Home (the “Company”) is a builder of single-family homes with operations in the United States and France. Domestically, the Company operates in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Nevada, New Mexico, North Carolina, South Carolina, Texas and Virginia. In France, the Company operates through KBSA, a publicly-traded subsidiary, which also develops commercial and high density residential projects, such as condominium complexes. The Company also offers complete mortgage services through Countrywide KB Home Loans, a joint venture with Countrywide. Countrywide KB Home Loans, which is accounted for as an unconsolidated joint venture within the Company’s financial services reporting segment, began offering loans to the Company’s domestic homebuyers on September 1, 2005. Through its financial services subsidiary, KBHMC, the Company provides title, escrow coordination and insurance services to its domestic homebuyers. The Company previously offered mortgage banking services directly through KBHMC until September 1, 2005 when substantially all of KBHMC’s mortgage banking assets were sold to Countrywide.
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
      Cash and Cash Equivalents. The Company considers all highly liquid debt instruments and other short-term investments, purchased with a maturity of three months or less, to be cash equivalents. As of November 30, 2005 and 2004, the Company’s cash equivalents totaled $20.4 million and $35.5 million, respectively.
      Goodwill. The Company has recorded goodwill in connection with various acquisitions completed in recent years. All of the Company’s goodwill relates to its construction segment. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is used to identify potential impairment, while the second step measures the amount of impairment, if any. The impairment tests of goodwill performed by the Company as of November 30, 2005 and 2004 indicated no impairment.
      The changes in the carrying amount of goodwill are as follows (in thousands):

	2005	2004

Balance at beginning of year	$249,313	$228,999
Goodwill acquired	—	14,482
Foreign currency translation	(6,724)	5,832

Balance at end of year	$242,589	$249,313

      Property and Equipment and Depreciation. Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are charged to earnings as incurred. Property and equipment are included in other assets and totaled $61.4 million, net of accumulated depreciation of $52.8 million, at November 30, 2005 and $68.7 million, net of accumulated depreciation of $66.0 million, at November 30, 2004. Total depreciation expense for the years ended November 30, 2005, 2004 and 2003 was $20.5 million, $21.8 million, and $21.5 million, respectively.
      Foreign Currency Translation. Results of operations for KBSA are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded in stockholders’ equity as foreign currency translation adjustments.
      Construction Operations. Revenues from housing and other real estate sales are recognized when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. In France, revenues from development and construction of single-family detached homes, condominiums and commercial buildings, under long-term contracts with individual investors who own the land, are recognized using the percentage of completion method, which is generally based on costs incurred as a percentage of estimated total costs of individual projects. Revenues recognized in excess of amounts collected are classified as receivables. Amounts received from buyers in excess of revenues recognized, if any, are classified as other liabilities.
      Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are allocated on a relative fair value basis to units within a parcel or subdivision. Land and land development costs generally include related interest and property taxes incurred until development is substantially completed.
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
      Financial Services Operations. Prior to September 1, 2005, KBHMC generated revenues primarily from the following sources: interest income; title services; insurance commissions; escrow coordination fees; and sales of mortgage loans and servicing rights. After September 1, 2005, KBHMC no longer directly generated revenues from sales of mortgage loans and servicing rights. Gains or losses on the sales of mortgage loans and related servicing rights were recognized when the loans were sold and delivered to third-party investors. Mortgage loan origination fees were earned when the loans associated with the homes financed were closed and funded. Earned origination fees, net of direct origination costs, were deferred and recognized as revenues, along with the associated gains or losses on the sales of the mortgage loans and related servicing rights, when the mortgage loans were sold to third-party investors. KBHMC earned mortgage servicing income by servicing mortgage loans on behalf of investors in accordance with individual servicing agreements or on its own behalf during the interim period before mortgage loans were sold. Mortgage loan servicing income, which was generally based on a percentage of the outstanding principal balances of the serviced mortgage loans, was recorded as income as the installment collections on the mortgage loans were received. Interest income was accrued as earned.
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
      Accounting for Derivative Instruments and Hedging Activities. Prior to September 1, 2005, to meet the financing needs of its customers, KBHMC was party to IRLCs which were extended to borrowers who had applied for loan funding and met certain defined credit and underwriting criteria. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” KBHMC classified and accounted for IRLCs as non-designated derivative instruments at fair value with changes in fair value recorded to earnings.
      In the normal course of business and pursuant to its risk management policy, KBHMC used derivative financial instruments to reduce its exposure to fluctuations in interest rates. When interest rates rose, IRLCs and mortgage loans held for sale declined in value. To preserve the value of its mortgage inventory and minimize the impact of movements in market interest rates on the IRLCs and mortgage loans held for sale, KBHMC entered into mandatory and non-mandatory forward delivery contracts to sell mortgage loans. As a result of the sale of substantially all the mortgage banking assets of KBHMC, the Company no longer uses mortgage forward delivery contracts, non-mandatory commitment or interest rate lock agreements and had no such financial instruments outstanding as of November 30, 2005.

      The following table summarizes the interest rate sensitive instruments of the financial services operations (in thousands):

	November 30, 2004

	Notional
	Amount	Fair Value

Instruments:
First mortgages held under commitments of sale	$127,249	$127,346
Forward delivery contracts	41,105	210
IRLCs	23,468	(39)
      Fair value estimates were made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, and other factors.
      Stock Split. In April 2005, the Company’s board of directors declared a two-for-one split of the Company’s common stock in the form of a 100% stock dividend to stockholders of record at the close of business on April 18, 2005. The additional shares were distributed on April 28, 2005. All share and per share amounts have been retroactively adjusted to reflect the stock split.
      Stock-Based Compensation. The Company has elected to account for stock-based compensation using the intrinsic value method as prescribed by APB Opinion No. 25 and related interpretations. The Company adopted the disclosure-only provisions of SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” As the exercise price of the Company’s employee stock options equalled the market price of the underlying common stock on the date of grant, no compensation costs related to these awards were reflected in net income. The following table illustrates the effect on net income and earnings per share if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the years ending November 30, 2005, 2004 and 2003 (in thousands, except per share amounts):

	Years Ended November 30,

	2005	2004	2003

Net income — as reported	$842,421	$480,902	$370,764
Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(17,348)	(14,138)	(13,486)

Pro forma net income	$825,073	$466,764	$357,278

Earnings per share:
Basic — as reported	$10.29	$6.14	$4.71
Basic — pro forma	10.08	5.96	4.54
Diluted — as reported	9.53	5.70	4.40
Diluted — pro forma	9.47	5.66	4.35

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2005, 2004 and 2003, respectively: a risk-free interest rate of 4.3%, 3.8% and 2.4%; an expected volatility factor for the market price of the Company’s common stock of 42.8%, 44.0% and 46.9%; a dividend yield of 1.4%, 1.2% and 1.3%; and an expected life of 6 years, 5 years and 4 years. The weighted average fair value of options granted in 2005, 2004 and 2003 was $25.36, $15.45 and $9.37, respectively.
      Advertising Costs. The Company expenses advertising costs as incurred. For the years ended November 30, 2005, 2004 and 2003, the Company incurred advertising costs of $94.4 million, $75.6 million and $79.3 million, respectively.
      Income Taxes. Income taxes are provided for at rates applicable in the countries in which the income is earned. Provision is made currently for U.S. federal income taxes on earnings of KBSA that are not expected to be reinvested indefinitely.

      Other Comprehensive Income. The accumulated balances of other comprehensive income in the balance sheets as of November 30, 2005 and 2004 are comprised solely of cumulative foreign currency translation adjustments of $28.7 million and $60.0 million, respectively.
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

	Years Ended November 30,

	2005	2004	2003

Basic average shares outstanding	81,888	78,316	78,778
Net effect of stock options assumed to be exercised	6,537	6,040	5,468

Diluted average shares outstanding	88,425	84,356	84,246

      Recent Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25 and its related implementation guidance. SFAS No. 123(R) requires companies to record compensation expense for share-based payments to employees, including grants of employee stock options, at fair value. SFAS No. 123(R) is effective for most public companies at the beginning of the first fiscal year beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS No. 123(R) but believes that the implementation of the pronouncement will not have a material impact on its financial position or results of operations. The potential impact has historically been disclosed on a pro forma basis.
      In March 2005, the SEC released SAB No. 107. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R) and certain SEC rules and regulations, as well as the staff’s views regarding the valuation of share-based payment arrangements for public companies. Additionally, SAB No. 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company does not expect the adoption of SAB No. 107 to have a material impact on its financial position or results of operations.
      In June 2005, the EITF released EITF 04-5, which provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. Implementation of EITF 04-5 did not have a material impact on the Company’s financial position or results of operations for the year ended November 30, 2005.
      Reclassifications. Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2005 presentation.

Note 2.	Segment Information
      In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has identified two reportable segments: construction and financial services. The Company’s construction segment consists primarily of domestic and international homebuilding operations. The Company’s construction operations are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to entry-level, move-up, luxury and active adult homebuyers. Domestically, the Company currently operates in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Maryland, Nevada, New Mexico, North Carolina, South Carolina, Texas and Virginia. Internationally, the Company operates in France. In addition to constructing homes, the Company’s French subsidiary builds commercial projects and high-density residential properties, such as condominium complexes, in France. The Company’s financial services segment provides mortgage banking, title, insurance and escrow coordination services to the Company’s U.S. homebuyers. Mortgage banking services were provided directly by KBHMC prior to September 1, 2005. From and after that date, mortgage banking services are being provided through Countrywide KB Home Loans.

      Information for the Company’s reportable segments is presented in its consolidated statements of income, consolidated balance sheets and related notes to consolidated financial statements included herein. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements as described in the summary of significant accounting policies. Management evaluates a segment’s performance based upon a number of factors including pretax results.
Note 3.     Financial Services
      Financial information related to the Company’s financial services segment is as follows (in thousands):

	Years Ended November 30,

	2005	2004	2003

Revenues:
Interest income	$8,167	$11,544	$14,232
Title services	6,053	3,243	1,751
Insurance commissions	8,256	7,103	6,431
Escrow coordination fees	3,037	2,653	2,326
Mortgage and servicing rights income	5,855	19,874	50,385

Total revenues	31,368	44,417	75,125
Expenses:
Interest	(5,164)	(4,511)	(6,445)
General and administrative	(22,077)	(31,218)	(32,903)
Other, net	6,841	—	—

	10,968	8,688	35,777
Equity in pretax income of unconsolidated joint venture	230	—	—

Pretax income	$11,198	$8,688	$35,777

	November 30,

	2005	2004

Assets
Cash and cash equivalents	$9,207	$43,536
First mortgages held under commitments of sale and other	3,338	150,726
Investment in unconsolidated joint venture	15,230	—
Other assets	2,158	16,198

Total assets	$29,933	$210,460

Liabilities
Accounts payable and accrued expenses	$54,543	$45,025
Notes payable	—	71,629
Collateralized mortgage obligations secured by mortgage-backed securities	588	1,018

Total liabilities	$55,131	$117,672

      On September 1, 2005, the Company completed the sale of substantially all the mortgage banking assets of KBHMC to Countrywide and concurrently established a joint venture, Countrywide KB Home Loans. In the first transaction, the Company received $42.4 million of cash as full consideration for the assets sold. The Company recognized a gain of $26.6 million on the sale, which represented the cash received over the sum of the book value of the assets sold and certain nominal costs associated with the disposal. The gain is included in other financial services expenses of $6.8 million along with $19.8 million of expenses accrued for various regulatory and other contingencies.
      In the second transaction, the Company contributed $15.0 million cash for a 50% interest in the Countrywide KB Home Loans joint venture. The Countrywide KB Home Loans joint venture replaces the mortgage banking operations of KBHMC. Countrywide KB Home Loans will make loans to the Company’s homebuyers. The Company and Countrywide each have a 50% ownership interest in the joint venture with Countrywide providing management oversight of the joint venture’s operations. The presentation of the financial services segment in the financial statements changed in 2005 to reflect the wind-down of KBHMC’s mortgage banking operations, which are consolidated in the Company’s financial statements, and the commencement of operations of the Countrywide KB Home Loans joint venture, which is accounted for as an unconsolidated joint venture.
      The financial services segment provides title, insurance and escrow coordination services to the Company’s domestic homebuyers in various markets.
      First mortgages held under commitments of sale and other receivables consisted of first mortgages held under commitments of sale of $.1 million at November 30, 2005 and $127.3 million at November 30, 2004 and other receivables of $3.2 million and $23.4 million at November 30, 2005 and 2004, respectively. The first mortgages held under commitments of sale, which were generally sold to third-party investors within 45 days of their funding date, bore interest at average rates of 8 1/4% and 6 3/8% at November 30, 2005 and 2004, respectively. KBHMC has established valuation allowances for loans held for investment and first mortgages held under commitments of sale. These valuation allowances totaled $.3 million and $2.4 million as of November 30, 2005 and 2004, respectively. KBHMC may be required to repurchase an individual loan sold to an investor if it breaches the representations or warranties that it made in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor.
      Notes payable included the following (in thousands, interest rates are as of November 30):

November 30,
2004

$150,000 Mortgage Warehouse Facility (2 9/10%)	$17,362
$300,000 Master Loan and Security Agreement (3%)	54,267

Total notes payable	$71,629

      KBHMC entered into the $150 Million Mortgage Warehouse Facility with a bank syndicate on June 29, 2004. The $150 Million Mortgage Warehouse Facility, which provided for an annual fee based on the committed balance and provided for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed, was terminated on September 1, 2005 in connection with the sale of substantially all of the mortgage banking assets of KBHMC and the commencement of the Countrywide KB Home Loans joint venture.
      KBHMC entered into the $300 Million Master Loan and Security Agreement with an investment bank on October 6, 2004. The agreement, which expired on October 6, 2005, provided for interest to be paid monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed.
      In addition to the $150 Million Mortgage Warehouse Facility and the $300 Million Master Loan and Security Agreement, KBHMC had a $300 Million Purchase and Sale Agreement. This agreement allowed KBHMC to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facilities. This agreement, which was not committed, was terminated prior to November 30, 2005.

Note 4.	Acquisitions
      During 2004, the Company completed four acquisitions which expanded its domestic and international homebuilding operations. Domestically, two acquisitions expanded the Company’s homebuilding operations into Indianapolis, Indiana and several metropolitan areas of South Carolina, including Charleston and Columbia. In France, KBSA acquired two companies, including one of the leading property developer-builders in the Midi-Pyrénées region of France and a builder of apartments for traditional homebuyers and institutional investors and vacation properties primarily in Aquitaine, as well as in the Midi-Pyrénées and Languedoc-Roussillon regions of France. Total consideration, including debt assumed, associated with the four acquisitions completed in 2004 was $127.3 million. All four acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of net assets acquired was allocated to goodwill and assigned to the Company’s construction segment. The results of the four acquired companies were included in the Company’s consolidated financial statements as of their respective acquisition dates. The pro forma results of the Company for 2004, assuming these acquisitions had been made at the beginning of the year, would not be materially different from reported results.

Note 5.	Receivables
      Construction. Trade receivables amounted to $331.8 million and $345.6 million at November 30, 2005 and 2004, respectively. Included in these amounts at November 30, 2005 and 2004 were unbilled receivables of $271.1 million and $314.1 million, respectively, and billed receivables of $60.7 million and $31.5 million, respectively, due from buyers on sales of French single-family detached homes, condominiums and commercial buildings under long-term contracts accounted for using the percentage of completion method. The buyers are contractually obligated to remit payments against their unbilled balances. Under French law, buyers are owners of the property as soon as the deed of sale, which serves as a contract, has been signed. As a result, amounts are billed under long-term contracts according to the terms of the individual contracts, which provide for an initial billing upon execution of the contract and subsequent billings upon the completion of specific construction phases defined under French law. The final billing occurs upon delivery of the home, condominium or commercial building to the buyer. All of the unbilled and billed receivables related to long-term contracts are expected to be collected within one year. Other receivables of $249.1 million at November 30, 2005 and $168.4 million at November 30, 2004 included mortgages and notes receivable, escrow deposits and amounts due from municipalities and utility companies. At November 30, 2005 and 2004, trade and other receivables were net of allowances for doubtful accounts of $22.1 million and $17.9 million, respectively.

Note 6.	Inventories
      Inventories consisted of the following (in thousands):

	November 30,

	2005	2004

Homes, lots and improvements in production	$4,215,488	$3,275,435
Land under development	1,912,854	867,819

Total inventories	$6,128,342	$4,143,254

      Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred. Included in inventories as of November 30, 2005 and 2004 were $471.0 million and $408.1 million, respectively, of inventories related to long-term contracts of KBSA. Inventories relating to long-term contracts are stated at actual costs incurred to date, reduced by amounts identified with sales recognized on units delivered or progress completed.
      The Company’s interest costs are as follows (in thousands):

	Years Ended November 30,

	2005	2004	2003

Capitalized interest at beginning of year	$167,249	$122,741	$97,096
Interest incurred	183,842	141,470	118,824
Interest expensed	(18,872)	(18,154)	(23,780)
Interest amortized	(104,056)	(78,808)	(69,399)

Capitalized interest at end of year	$228,163	$167,249	$122,741

Note 7.	Consolidation of Variable Interest Entities
      In December 2003, FASB Interpretation No. 46(R) was issued by the FASB to clarify the application of ARB No. 51 to certain entities, VIEs, in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity. FASB Interpretation No. 46(R) applied immediately to VIEs created after January 31, 2003 and was effective no later than the first interim or annual period ending after March 15, 2004 for VIEs created on or before January 31, 2003.
      In the ordinary course of its business, the Company enters into land option contracts in order to procure land for the construction of homes. Under such land option contracts, the Company will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of the Company’s land option contracts may create a variable interest for the Company, with the land seller being identified as a VIE.
      In compliance with FASB Interpretation No. 46(R), the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $233.6 million and $112.9 million to inventories and other liabilities in the Company’s consolidated balance sheets at November 30, 2005 and 2004, respectively. The Company’s cash deposits related to these land option contracts totaled $15.0 million at November 30, 2005 and $12.7 million at November 30, 2004. Creditors, if any, of these VIEs have no recourse against the Company. As of November 30, 2005, excluding consolidated VIEs, the Company had cash deposits totaling $176.3 million which were associated with land option contracts having an aggregate purchase price of $5.19 billion.

Note 8.	Investments in Unconsolidated Joint Ventures
      The Company conducts a portion of its land acquisition, development and other residential and commercial construction activities through participation in joint ventures in which the Company has an ownership interest of 50% or less and does not have a controlling interest. These joint ventures operate in certain markets in the United States and France where the Company’s consolidated construction operations are located. Through joint ventures, the Company reduces and shares its risk and also reduces the amount invested in land, while increasing its access to potential future homesites. The use of joint ventures also, in some instances, enables the Company to acquire land which it could not otherwise obtain or access on as favorable terms, without the participation of a strategic partner. The Company’s partners in these joint ventures are unrelated homebuilders, land sellers or other real estate entities.
      The Company and/or its joint venture partners sometimes obtain certain options or enter into other arrangements under which it can purchase portions of the land held by the unconsolidated joint ventures. Option prices are generally negotiated prices that approximate fair value. The Company does not include in its income from unconsolidated joint ventures its pro rata share of unconsolidated joint venture earnings resulting from land sales to its homebuilding divisions. The Company defers recognition of its share of such joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint ventures. Combined condensed financial information concerning the Company’s unconsolidated joint venture activities follows (in thousands):

	Years Ended November 30,

	2005	2004	2003

Revenues	$326,767	$248,131	$47,454
Construction and land costs	(257,528)	(188,980)	(32,469)
Other expenses, net	(23,781)	(27,281)	(8,129)

Pretax income	$45,458	$31,870	$6,856

The Company’s share of pretax income	$20,316	$17,600	$2,457

      The Company’s share of pretax income includes management fees earned from the unconsolidated joint ventures.

	November 30,

	2005	2004

Assets
Cash	$114,055	$53,025
Receivables	23,398	40,238
Inventories	1,978,614	908,779
Other assets	16,044	49,408

Total assets	$2,132,111	$1,051,450

Liabilities and equity
Accounts payable and other liabilities	$117,135	$85,345
Mortgages and notes payable	1,303,400	597,231
Equity of:
The Company	275,378	168,425
Others	436,198	200,449

Total liabilities and equity	$2,132,111	$1,051,450

      The joint ventures finance land and inventory investments through a variety of borrowing arrangements.

Note 9.	Investment in French Subsidiary
      On February 7, 2005, the Company transferred 481,352 shares of KBSA stock, held by the Company, to KBSA to fulfill certain equity compensation obligations to certain KBSA employees. Since the transfer of shares, as of February 7, 2005, the Company has maintained a 49% equity interest in KBSA and 68% of the voting rights associated with KBSA stock. KBSA continues to be consolidated in the Company’s financial statements.

Note 10.	Mortgages and Notes Payable
      Construction. Mortgages and notes payable consisted of the following (in thousands, interest rates are as of November 30):

	November 30,

	2005	2004

Unsecured domestic borrowings under a revolving credit facility (5 1/4% in 2005 and 4 1/4% in 2004)	$84,100	$391,000
Unsecured French borrowings (3 1/8% to 3 5/8% in 2005 and 2 5/6% to 4 1/6% in 2004)	14,414	1,143
Mortgages and land contracts due to land sellers and other loans (4% to 10% in 2005 and 2004)	97,000	41,343
Senior subordinated notes due 2008 at 8 5/8%	200,000	200,000
Senior subordinated notes due 2010 at 7 3/4%	296,919	296,319
Senior subordinated notes due 2011 at 9 1/2%	250,000	250,000
French senior notes due 2009 at 8 3/4%	176,865	199,425
Senior notes due 2011 at 6 3/8%	347,898	347,602
Senior notes due 2014 at 5 3/4%	248,873	248,768
Senior notes due 2015 at 5 7/8%	298,209	—
Senior notes due 2015 at 6 1/4%	449,536	—

Total mortgages and notes payable	$2,463,814	$1,975,600

      The Company entered into the five-year $1.5 Billion Credit Facility with a consortium of banks on November 22, 2005. Interest on the $1.5 Billion Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. The $1.5 Billion Credit Facility replaced the Company’s $1.0 billion unsecured revolving credit facility, which was scheduled to expire in 2007.
      KBSA has lines of credit with various banks which totaled $219.0 million at November 30, 2005 and have various committed expiration dates through September 2008. These lines of credit provide for interest on borrowings at the European Interbank Offered Rate plus an applicable spread.
      The weighted average annual interest rate on aggregate unsecured borrowings, excluding the senior subordinated and senior notes, was 4 3/8% and 4 1/4% at November 30, 2005 and 2004, respectively.
      On December 14, 2001, pursuant to its universal shelf registration statement filed with the SEC on December 5, 1997 (the “1997 Shelf Registration”), the Company issued $200.0 million of 8 5/8% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due December 15, 2008, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are not redeemable at the option of the Company. The Company used $175.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding 9 3/8% senior subordinated notes, which were due in 2003. The remaining net proceeds were used for general corporate purposes.
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
      On July 29, 2002, KBSA issued 150.0 million euros principal amount of 8 3/4% French senior notes at 100% of the principal amount of the notes. The notes, which are publicly traded and are due August 1, 2009 with interest payable semi-annually, represent unsecured obligations of KBSA and rank pari passu in right of payment with all other senior unsecured indebtedness of KBSA. The Company does not guarantee these KBSA notes. The notes are not redeemable at the option of KBSA, except in the event of certain changes in tax laws. Proceeds from the issuance of the notes were used to pay down bank borrowings and other indebtedness.
      The Company issued the $350 Million Senior Notes on June 30, 2004 at 99.3% of the principal amount of the notes in a private placement. The notes, which are due August 15, 2011, with interest payable semi-annually at 6 3/8%, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $350 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $350 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $350 Million Senior Notes to repay bank borrowings. On December 3, 2004, the Company exchanged all of the privately placed $350 Million Senior Notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.
      On January 28, 2004, the Company issued the $250 Million Senior Notes at 99.474% of the principal amount of the notes in a private placement. The notes, which are due February 1, 2014, with interest payable semi-annually at 5 3/4%, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $250 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $250 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $250 Million Senior Notes to repay bank borrowings. On June 16, 2004, the Company exchanged all of the privately placed $250 Million Senior Notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.
      On November 12, 2004, the Company filed the 2004 Shelf Registration with the SEC. The 2004 Shelf Registration, which provided the Company with a total public debt and equity issuance capacity of $1.05 billion, was declared effective on November 29, 2004. The Company’s previously outstanding 2001 Shelf Registration in the amount of $450.0 million was subsumed within the 2004 Shelf Registration. The 2004 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, guarantees of debt securities, preferred stock, common stock, stock purchase contracts, stock purchase units, depositary shares and/or warrants to purchase such securities. At November 30, 2005, $300.0 million of capacity remained available under the 2004 Shelf Registration.
      On December 15, 2004, pursuant to the 2004 Shelf Registration, the Company issued the $300 Million Senior Notes at 99.357% of the principal amount of the notes. The $300 Million Senior Notes, which are due January 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $300 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments discounted to the date of redemption at a defined rate, plus, in each case accrued and unpaid interest to the applicable redemption date. The $300 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $300 Million Senior Notes to pay down bank borrowings.
      Pursuant to the 2004 Shelf Registration, on June 2, 2005, the Company issued $300.0 million of 6 1/4% senior notes at 99.533% of the principal amount of the notes, and on June 27, 2005, issued an additional $150.0 million of 6 1/4% senior notes in the same series (collectively, the $450 Million Senior Notes), at 100.614% of the principal amount of the notes plus accrued interest from June 2, 2005. The $450 Million Senior Notes, which are due June 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $450 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments discounted to the date of redemption at a defined rate, plus, in each case accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $450 Million Senior Notes to pay down bank borrowings.
      The 8 5/8%, 7 3/4% and 9 1/2% senior subordinated notes and 6 3/8%, 5 3/4%, 5 7/8% and 6 1/4% senior notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments, create certain liens, engage in mergers, consolidations, or sales of assets, or engage in certain transactions with officers, directors and employees. Under the terms of the $1.5 Billion Credit Facility, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. Based on the terms of the $1.5 Billion Credit Facility, senior subordinated and senior notes, retained earnings of $698.8 million were available for payment of cash dividends or stock repurchases at November 30, 2005.
      Principal payments on senior subordinated and senior notes, mortgages, land contracts and other loans are due as follows: 2006: $31.8 million; 2007: $3.2 million; 2008: $59.3 million; 2009: $377.3 million; 2010: $299.2 million; and thereafter: $1.59 billion.
      Assets (primarily inventories) having a carrying value of approximately $145.3 million are pledged to collateralize mortgages, land contracts and other secured loans.

Note 11.	Fair Values of Financial Instruments
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
      The carrying values and estimated fair values of the Company’s financial instruments, except for those for which the carrying values approximate fair values, are summarized as follows (in thousands):

	November 30,

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial liabilities
8 5/8% Senior subordinated notes	$200,000	$213,480	$200,000	$224,680
7 3/4% Senior subordinated notes	296,919	308,796	296,319	330,000
9 1/2% Senior subordinated notes	250,000	261,250	250,000	278,000
8 3/4% French senior notes	176,865	201,626	199,425	227,345
6 3/8% Senior notes	347,898	345,536	347,602	364,168
5 3/4% Senior notes	248,873	232,191	248,768	246,250
5 7/8% Senior notes	298,209	277,937	—	—
6 1/4% Senior notes	449,536	428,340	—	—
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

Note 12.	Commitments and Contingencies
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

      The changes in the warranty liability are as follows (in thousands):

	2005	2004

Balance at beginning of year	$99,659	$76,948
Warranties issued	87,256	60,262
Payments and adjustments	(55,040)	(37,551)

Balance at end of year	$131,875	$99,659

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
      The Company is often required to obtain bonds and letters of credit in support of its related obligations with respect to subdivision improvement, homeowners association dues, start-up expenses, warranty work, contractors’ license fees and earnest money deposits, among other things. At November 30, 2005, the Company had outstanding approximately $1.07 billion and $350.3 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.
      Borrowings outstanding and letters of credit issued under the $1.5 Billion Credit Facility are guaranteed by the Guarantor Subsidiaries.
      The Company conducts a portion of its land acquisition, development and other residential and commercial activities through unconsolidated joint ventures. These joint ventures had outstanding secured construction debt of approximately $1.30 billion and $597.2 million at November 30, 2005 and 2004, respectively. In certain instances, the Company provides varying levels of guarantees on debt of unconsolidated joint ventures. When the Company or its subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At November 30, 2005, the Company had payment guarantees related to the third-party debt of three of its unconsolidated joint ventures. The first joint venture had third-party debt of $431.1 million at November 30, 2005, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or $209.1 million. The remaining two joint ventures had total third-party debt of $18.1 million at November 30, 2005, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of this guarantee was 50% or $9.0 million. The Company had limited maintenance guarantees of $343.3 million of unconsolidated entity debt at November 30, 2005. The limited maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the unconsolidated joint venture and increase the Company’s share of any funds the unconsolidated joint venture distributes.
      The Company leases certain property and equipment under noncancelable operating leases. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, the Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The future minimum rental payments under operating leases, which primarily consist of office leases having initial or remaining noncancelable lease terms in excess of one year are as follows: 2006: $29.7 million; 2007: $29.1 million; 2008: $24.6 million; 2009: $19.7 million; 2010: $15.0 million; and thereafter: $14.4 million. Rental expense for the years ended November 30, 2005, 2004 and 2003 was $27.7 million, $19.6 million and $16.5 million, respectively.
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

Note 13.	Stockholders’ Equity
      Preferred Stock. On February 4, 1999, the Company adopted a new Stockholder Rights Plan to replace its preexisting shareholder rights plan adopted in 1989 (the “1989 Rights Plan”) and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock; such rights were issued on March 7, 1999, simultaneously with the expiration of the rights issued under the 1989 Rights Plan. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of the Company’s Series A Participating Cumulative Preferred Stock at a price of $270.00, subject to certain antidilution provisions. The rights are not exercisable until the earlier to occur of (i) 10 days following a public announcement that a person or group has acquired Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock, or (ii) 10 days following the commencement of a tender offer for Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock. If, without approval of the board of directors, the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company’s assets or earning power is sold, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercise price of the right; and if, without approval of the board of directors, any person or group acquires Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock, each right will entitle its holder to receive, upon exercise, common stock of the Company having a market value of twice the exercise price of the right. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.005 per right. Unless previously redeemed, the rights will expire on March 7, 2009. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends.
      Common Stock. The Company repurchased two million shares of its common stock in both 2005 and 2004 at an aggregate price of $129.4 million and $66.1 million, respectively, under a stock repurchase program authorized by its board of directors. In addition to the repurchases in 2005, which consisted of open market transactions, the Company retired $5.3 million of common stock to satisfy withholding taxes of employees on vested restricted stock. As of November 30, 2005, the Company had completed all repurchases under its board of directors’ authorization.
      On December 2, 2004, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $.75 per share from $.50 per share.
      On April 7, 2005, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of the Company’s common stock from 100 million to 300 million.

Note 14.	Employee Benefit and Stock Plans
      Benefits are provided to most employees under the Company’s 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $10.6 million in 2005, $8.6 million in 2004 and $6.8 million in 2003. The assets of the Company’s 401(k) Savings Plan are held by a third party trustee. Plan participants may direct the investment of their funds among one or more of the several fund options offered by the plan. The Company’s common stock is one of the investment choices available to participants. As of November 30, 2005, 2004 and 2003 approximately 18%, 12% and 10%, respectively, of the plan’s net assets were invested in the Company’s common stock.
      The Company’s 1999 Incentive Plan (the “1999 Plan”) provides that stock options, associated limited stock appreciation rights, restricted shares of common stock, stock units and other securities may be awarded to eligible individuals (all employees other than executive officers) for periods of up to 15 years. The Company also has a Performance-Based Incentive Plan for Senior Management (the “Incentive Plan”), a 1998 Stock Incentive Plan (the “1998 Plan”) and a 2001 Stock Incentive Plan (the “2001 Plan”), each of which provide for the same types of awards as may be made under the 1999 Plan, but require that such awards be subject to certain conditions which are designed to enable the Company to pay annual compensation in excess of $1.0 million to participating executives and maintain tax deductibility for such compensation for the Company. The 1999 Plan and 2001 Plan are the Company’s primary existing employee stock plans.
      Stock option transactions are summarized as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	13,425,306	$22.20	13,627,446	$18.14	12,894,926	$15.04
Granted	556,088	62.19	2,199,160	37.83	2,334,992	31.96
Exercised	(4,582,497)	14.64	(2,118,706)	12.02	(1,309,242)	12.57
Cancelled	(222,644)	34.97	(282,594)	24.55	(293,230)	17.01

Options outstanding at end of year	9,176,253	$28.16	13,425,306	$22.20	13,627,446	$18.14

Options exercisable at end of year	6,631,515	$23.17	8,828,518	$16.85	8,107,966	$13.93

Options available for grant at end of year	4,394,024		4,759,468		6,878,592

      Stock options outstanding at November 30, 2005 are as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Options	Life	Price	Options	Price

$ 6.56 to $13.95	1,853,984	10.62	$13.49	1,853,984	$13.49
$14.24 to $21.24	317,716	10.81	18.27	317,716	18.27
$21.51 to $21.51	2,239,895	11.85	21.51	2,239,895	21.51
$22.42 to $33.24	2,344,919	12.71	31.34	1,544,463	30.86
$35.26 to $73.78	2,419,739	13.09	43.77	675,457	39.94

$ 6.56 to $73.78	9,176,253	12.11	$28.16	6,631,515	$23.17

      The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. The related tax benefits of $85.6 million, $22.1 million and $6.9 million were recorded as additional paid-in capital in 2005, 2004, and 2003, respectively.
      On July 11, 2001, the Company awarded 700,000 shares of restricted common stock to its Chairman and Chief Executive Officer in accordance with the terms and conditions of his amended and restated employment agreement. The Company awarded 148,650 shares of restricted common stock to certain key executives on October 15, 2005. The restrictions imposed with respect to the shares covered by the awards lapse over periods of three or eight years if certain conditions are met. During the restriction periods, the executives are entitled to vote and receive dividends on such shares. Upon issuance of the shares, deferred compensation equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity and is being amortized over the restriction periods. The compensation expense associated with the restricted shares totaled $2.0 in million 2005 and $1.5 million in both 2004 and 2003.
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

      For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheet. The difference between the Trust share value and the fair market value on the date shares are released from the Trust, for the benefit of employees, is included in additional paid-in capital. Common stock held in the Trust is not considered outstanding in the computation of earnings per share. The Trust held 13.0 million, 14.8 million and 15.2 million shares of common stock at November 30, 2005, 2004 and 2003, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

Note 15.	Postretirement Benefits
      The Company has two supplemental non-qualified, unfunded retirement plans, the KB Home Supplemental Executive Retirement Plan, restated effective as of July 12, 2001, and the KB Home Retirement Plan, effective as of July 11, 2002, pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement. In connection with the plans, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with each plan are held by a trust, established as part of the plans to implement and carry out the provisions of the plans and to finance the benefits offered under the plans. The trust is the owner and beneficiary of such contracts. The amount of the insurance coverage is designed to provide sufficient revenues to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. As of November 30, 2005 and 2004, the cash surrender value of these insurance contracts was $32.5 million and $27.1 million, respectively.
      On November 1, 2001, the Company implemented an unfunded death benefit only plan, the KB Home Death Benefit Only Plan, for certain key management employees. In connection with the plan, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such contracts. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. As of November 30, 2005 and 2004, the cash surrender value under these policies was $13.8 million and $9.4 million, respectively.
      The combined financial impact of these plans is outlined in the following tables (in thousands):

	Years Ended
	November 30,

	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of year	$24,619	$22,011
Service cost	1,404	1,342
Interest cost	1,477	1,320
Amendments	8,228	—
Actuarial losses (gains)	1,536	(54)

Benefit obligation at end of year	$37,264	$24,619

Funded status	$(37,264)	$(24,619)
Unrecognized prior service cost	18,312	10,793
Unrecognized net actuarial loss	5,126	3,661

Accrued benefit cost	$(13,826)	$(10,165)

	Years Ended
	November 30,

	2005	2004

Components of net periodic benefit cost:
Service cost	$1,404	$1,342
Interest cost	1,477	1,320
Amortization of prior service cost	707	708
Amortization of actuarial losses	71	92

Net periodic benefit cost	$3,659	$3,462

Weighted-average assumptions as of November 30:
Discount rate	6.0%	6.0%
Rate of compensation increase	4.0%	4.0%

Note 16.	Income Taxes
      The components of pretax income are as follows (in thousands):

	Years Ended November 30,

	2005	2004	2003

United States	$1,189,551	$643,429	$492,070
France	106,470	74,273	61,394

Pretax income	$1,296,021	$717,702	$553,464

      The components of income taxes are as follows (in thousands):

	Total	Federal	State	France

2005
Currently payable	$446,688	$363,790	$63,000	$19,898
Deferred	6,912	705	—	6,207

Total	$453,600	$364,495	$63,000	$26,105

2004
Currently payable	$281,022	$226,582	$34,000	$20,440
Deferred	(44,222)	(53,111)	—	8,889

Total	$236,800	$173,471	$34,000	$29,329

2003
Currently payable	$192,506	$149,736	$24,500	$18,270
Deferred	(9,806)	(15,370)	—	5,564

Total	$182,700	$134,366	$24,500	$23,834

      Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	November 30,

	2005	2004

Deferred tax liabilities:
Installment sales	$112,987	$78,604
Capitalized expenses	46,245	33,210
Repatriation of French subsidiaries	41,929	29,660
Depreciation and amortization	8,721	5,165
Other	7,935	6,714

Total deferred tax liabilities	$217,817	$153,353

	November 30,

	2005	2004

Deferred tax assets:
Warranty, legal and other accruals	$136,942	$95,146
Capitalized expenses	40,827	23,624
Partnerships and joint ventures	113,010	74,469
Employee benefits	46,378	35,822
Noncash charge for impairment of long-lived assets	13,561	6,284
French minority interest	11,223	9,672
Tax credits	9,427	88,198
Foreign tax credits	56,508	28,785
Other	10,755	8,971

Total deferred tax assets	438,631	370,971

Net deferred tax assets	$220,814	$217,618

      Income taxes computed at the statutory U.S. federal income tax rate and income tax expense provided in the financial statements differ as follows (in thousands):

	Years Ended November 30,

	2005	2004	2003

Amount computed at statutory rate	$453,607	$251,196	$193,712
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	40,950	22,100	15,925
Difference in French tax rate	827	657	389
Intercompany dividends	(7,377)	1,010	2,540
Tax credits	(35,143)	(40,891)	(22,199)
Other, net	736	2,728	(7,667)

Total	$453,600	$236,800	$182,700

      During 2005, 2004 and 2003, the Company made investments that have resulted in benefits in the form of fuel tax credits. During 2005, a small portion of these tax credits were forfeited as part of an IRS settlement. Additionally, these tax credits are subject to a phase-out provision that gradually reduces the tax credits if the annual average price of domestic crude oil increases to a stated phase-out range. This phase-out did not cause a material reduction in the tax credits in 2005, 2004 or 2003.

Note 17.	Geographical Information
      The following table presents information about the Company by geographic area (in thousands):

		Identifiable
	Revenues	Assets

2005
Construction:
West Coast	$3,050,486	$2,735,214
Southwest	1,964,483	1,542,363
Central	1,559,067	1,032,885
Southeast	1,549,277	1,240,902
France	1,286,969	1,165,623

Total construction	9,410,282	7,716,987
Financial services	31,368	29,933

Total	$9,441,650	$7,746,920

2004
Construction:
West Coast	$2,215,258	$1,661,416
Southwest	1,517,981	1,171,624
Central	1,385,890	989,279
Southeast	855,367	692,980
France	1,033,771	1,110,197

Total construction	7,008,267	5,625,496
Financial services	44,417	210,460

Total	$7,052,684	$5,835,956

2003
Construction:
West Coast	$1,971,487	$1,077,003
Southwest	1,195,683	796,950
Central	1,155,359	851,793
Southeast	547,993	368,844
France	904,907	888,156

Total construction	5,775,429	3,982,746
Financial services	75,125	253,113

Total	$5,850,554	$4,235,859

Note 18.	Quarterly Results (unaudited)
      Quarterly results for the years ended November 30, 2005 and 2004 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth

2005
Revenues	$1,636,120	$2,130,326	$2,525,064	$3,150,140
Operating income	196,223	295,127	375,217	501,627
Pretax income	186,044	275,013	352,721	482,243
Net income	122,744	181,513	227,521	310,643
Basic earnings per share	1.53	2.22	2.75	3.75
Diluted earnings per share	1.41	2.06	2.55	3.51

2004
Revenues	$1,353,409	$1,570,386	$1,748,292	$2,380,597
Operating income	121,509	169,290	191,934	300,654
Pretax income	110,708	152,506	175,954	278,534
Net income	74,208	102,106	117,854	186,734
Basic earnings per share	.95	1.29	1.51	2.39
Diluted earnings per share	.88	1.20	1.42	2.21

      Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Note 19.	Supplemental Guarantor Information
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

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(In Thousands)

	Year Ended November 30, 2005

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$6,560,610	$2,881,040	$—	$9,441,650

Construction:
Revenues	—	6,560,610	2,849,672	—	9,410,282
Construction and land costs	—	(4,677,411)	(2,210,728)	—	(6,888,139)
Selling, general and administrative expenses	(145,866)	(610,465)	(408,816)	—	(1,165,147)

Operating income	(145,866)	1,272,734	230,128	—	1,356,996
Interest expense, net of amounts capitalized	179,743	(137,892)	(60,723)	—	(18,872)
Minority interests	(35,027)	(23,775)	(19,025)	—	(77,827)
Other income	1,322	16,325	6,879	—	24,526

Construction pretax income	172	1,127,392	157,259	—	1,284,823
Financial services pretax income	—	—	11,198	—	11,198

Total pretax income	172	1,127,392	168,457	—	1,296,021
Income taxes	(100)	(394,600)	(58,900)	—	(453,600)
Equity in earnings of subsidiaries	842,349	—	—	(842,349)	—

Net income	$842,421	$732,792	$109,557	$(842,349)	$842,421

	Year Ended November 30, 2004

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$4,657,384	$2,395,300	$—	$7,052,684

Construction:
Revenues	—	4,657,384	2,350,883	—	7,008,267
Construction and land costs	—	(3,440,735)	(1,885,121)	—	(5,325,856)
Selling, general and administrative expenses	(102,587)	(465,863)	(339,262)	—	(907,712)

Operating income	(102,587)	750,786	126,500	—	774,699
Interest expense, net of amounts capitalized	153,947	(108,625)	(63,476)	—	(18,154)
Minority interests	(21,678)	(35,016)	(12,355)	—	(69,049)
Other income	2,906	7,682	10,930	—	21,518

Construction pretax income	32,588	614,827	61,599	—	709,014
Financial services pretax income	—	—	8,688	—	8,688

Total pretax income	32,588	614,827	70,287	—	717,702
Income taxes	(10,800)	(202,900)	(23,100)	—	(236,800)
Equity in earnings of subsidiaries	459,114	—	—	(459,114)	—

Net income	$480,902	$411,927	$47,187	$(459,114)	$480,902

	Year Ended November 30, 2003

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$4,023,339	$1,827,215	$—	$5,850,554

Construction:
Revenues	—	4,023,339	1,752,090	—	5,775,429
Construction and land costs	—	(3,067,398)	(1,411,621)	—	(4,479,019)
Selling, general and administrative expenses	(81,751)	(417,812)	(233,948)	—	(733,511)

Operating income	(81,751)	538,129	106,521	—	562,899
Interest expense, net of amounts capitalized	95,451	(75,422)	(43,809)	—	(23,780)
Minority interests	(16,878)	(4,258)	(5,753)	—	(26,889)
Other income	600	1,202	3,655	—	5,457

Construction pretax income (loss)	(2,578)	459,651	60,614	—	517,687
Financial services pretax income	—	—	35,777	—	35,777

Total pretax income (loss)	(2,578)	459,651	96,391	—	553,464
Income taxes	800	(151,700)	(31,800)	—	(182,700)
Equity in earnings of subsidiaries	372,542	—	—	(372,542)	—

Net income	$370,764	$307,951	$64,591	$(372,542)	$370,764

CONDENSED CONSOLIDATING BALANCE SHEETS
(In Thousands)

	November 30, 2005

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Construction:
Cash and cash equivalents	$52,851	$1,288	$90,644	$—	$144,783
Trade and other receivables	6,770	182,689	391,472	—	580,931
Inventories	—	4,604,709	1,523,633	—	6,128,342
Other assets	425,820	220,287	216,824	—	862,931

	485,441	5,008,973	2,222,573	—	7,716,987
Financial services	—	—	29,933	—	29,933
Investment in subsidiaries	245,827	—	—	(245,827)	—

Total assets	$731,268	$5,008,973	$2,252,506	$(245,827)	$7,746,920

Liabilities and Stockholders’ Equity
Construction:
Accounts payable, accrued expenses and other liabilities	$203,015	$1,208,277	$820,061	$—	$2,231,353
Mortgages and notes payable	2,175,535	36,400	251,879	—	2,463,814

	2,378,550	1,244,677	1,071,940	—	4,695,167
Financial services	—	—	55,131	—	55,131
Minority interests	119,693	424	24,834	—	144,951
Intercompany	(4,618,646)	3,763,872	854,774	—	—
Stockholders’ equity	2,851,671	—	245,827	(245,827)	2,851,671

Total liabilities and stockholders’ equity	$731,268	$5,008,973	$2,252,506	$(245,827)	$7,746,920

	November 30, 2004

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Construction:
Cash and cash equivalents	$94,644	$(15,102)	$111,118	$—	$190,660
Trade and other receivables	12,950	84,831	416,193	—	513,974
Inventories	—	2,901,570	1,241,684	—	4,143,254
Other assets	521,683	140,999	114,926	—	777,608

	629,277	3,112,298	1,883,921	—	5,625,496
Financial services	—	—	210,460	—	210,460
Investment in subsidiaries	350,137	—	—	(350,137)	—

Total assets	$979,414	$3,112,298	$2,094,381	$(350,137)	$5,835,956

Liabilities and Stockholders’ Equity
Construction:
Accounts payable, accrued expenses and other liabilities	$210,239	$649,067	$700,657	$—	$1,559,963
Mortgages and notes payable	1,733,689	38,269	203,642	—	1,975,600

	1,943,928	687,336	904,299	—	3,535,563
Financial services	—	—	117,672	—	117,672
Minority interests	84,820	22,949	19,271	—	127,040
Intercompany	(3,105,015)	2,402,013	703,002	—	—
Stockholders’ equity	2,055,681	—	350,137	(350,137)	2,055,681

Total liabilities and stockholders’ equity	$979,414	$3,112,298	$2,094,381	$(350,137)	$5,835,956

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended November 30, 2005

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net income	$842,421	$732,792	$109,557	$(842,349)	$842,421
Adjustments to reconcile net income to net cash provided (used) by operating activities	323,000	(1,050,416)	(167,920)	—	(895,336)

Net cash provided (used) by operating activities	1,165,421	(317,624)	(58,363)	(842,349)	(52,915)

Cash flows from investing activities:
Proceeds from sale of mortgage banking assets.	—	—	42,396	—	42,396
Other, net	(8,439)	(83,107)	(48,824)	—	(140,370)

Net cash used by investing activities	(8,439)	(83,107)	(6,428)	—	(97,974)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(306,900)	—	(58,358)	—	(365,258)
Proceeds from issuance of notes	747,591	—	—	—	747,591
Repurchases of common stock	(134,713)	—	—	—	(134,713)
Other, net	(69,514)	(83,812)	(23,611)	—	(176,937)
Intercompany	(1,435,239)	497,331	95,559	842,349	—

Net cash provided (used) by financing activities	(1,198,775)	413,519	13,590	842,349	70,683

Net decrease in cash and cash equivalents	(41,793)	12,788	(51,201)	—	(80,206)
Cash and cash equivalents at beginning of year	94,644	(15,102)	154,654	—	234,196

Cash and cash equivalents at end of year	$52,851	$(2,314)	$103,453	$—	$153,990

	Year Ended November 30, 2004

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net income	$480,902	$411,927	$47,187	$(459,114)	$480,902
Adjustments to reconcile net income to net cash provided (used) by operating activities	25,602	(539,282)	(46,144)	—	(559,824)

Net cash provided (used) by operating activities	506,504	(127,355)	1,043	(459,114)	(78,922)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(121,546)	—	(121,546)
Other, net	(3,933)	(122,186)	(20,111)	—	(146,230)

Net cash used by investing activities	(3,933)	(122,186)	(141,657)	—	(267,776)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	283,900	—	(105,013)	—	178,887
Proceeds from issuance of notes	596,169	—	—	—	596,169
Redemption of notes	(175,000)	—	—	—	(175,000)
Repurchases of common stock	(66,125)	—	—	—	(66,125)
Other, net	(2,526)	(35,395)	(53,235)	—	(91,156)
Intercompany	(1,072,731)	318,895	294,722	459,114	—

Net cash provided (used) by financing activities	(436,313)	283,500	136,474	459,114	442,775

Net increase (decrease) in cash and cash equivalents	66,258	33,959	(4,140)	—	96,077
Cash and cash equivalents at beginning of year	28,386	(49,061)	158,794	—	138,119

Cash and cash equivalents at end of year	$94,644	$(15,102)	$154,654	$—	$234,196

	Year Ended November 30, 2003

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net income	$370,764	$307,951	$64,591	$(372,542)	$370,764
Adjustments to reconcile net income to net cash provided (used) by operating activities	4,326	(312,970)	407,335	—	98,691

Net cash provided (used) by operating activities	375,090	(5,019)	471,926	(372,542)	469,455

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(105,622)	—	(105,622)
Other, net	(1,768)	(12,114)	4,425	—	(9,457)

Net cash used by investing activities	(1,768)	(12,114)	(101,197)	—	(115,079)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(75,850)	—	(440,427)	—	(516,277)
Proceeds from issuance of notes	295,332	—	—	—	295,332
Redemption of notes	(129,016)	—	—	—	(129,016)
Repurchases of common stock	(108,332)	—	—	—	(108,332)
Other, net	11,830	(14,594)	(85,185)	—	(87,949)
Intercompany	(608,109)	48,632	186,935	372,542	—

Net cash provided (used) by financing activities	(614,145)	34,038	(338,677)	372,542	(546,242)

Net increase (decrease) in cash and cash equivalents	(240,823)	16,905	32,052	—	(191,866)
Cash and cash equivalents at beginning of year	269,209	(65,966)	126,742	—	329,985

Cash and cash equivalents at end of year	$28,386	$(49,061)	$158,794	$—	$138,119

Note 20.	Subsequent Events
      On December 8, 2005, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $1.00 per share from $.75 per share. The first quarterly dividend at the increased rate of $.25 per share will be paid on February 23, 2006 to stockholders of record on February 9, 2006.
      The Company’s board of directors also authorized a new share repurchase program on December 8, 2005 under which the Company may repurchase up to 10 million shares of its common stock. Acquisitions under the share repurchase program may be made in open market or private transactions and will be made strategically from time to time at management’s discretion based on its assessment of market conditions and buying opportunities. As of January 31, 2006, the Company had repurchased two million shares of its common stock under the new share repurchase program at an aggregate price of $154.4 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of KB Home:
      We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KB Home’s internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2006 expressed an unqualified opinion thereon.

Los Angeles, California
February 9, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of KB Home:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that KB Home maintained effective internal control over financial reporting as of November 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KB Home’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that KB Home maintained effective internal control over financial reporting as of November 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, KB Home maintained, in all material respects, effective internal control over financial reporting as of November 30, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KB Home as of November 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2005 of KB Home and our report dated February 9, 2006 expressed an unqualified opinion thereon.

Los Angeles, California
February 9, 2006

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.
Item 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
      We have established disclosure controls and procedures to ensure that information required to be disclosed by KB Home, including its consolidated entities, in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Act”) is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2005.
Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework and applicable Securities and Exchange Commission rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of November 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	OTHER INFORMATION
      None.

PART III
      Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and provides the information required under Part III (Items 10, 11, 12, 13 and 14) except for the information regarding our executive officers, which is included in Part I on page 19 herein, and the information set forth below.
Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Ethics Policy
      We have adopted an Ethics Policy for our directors, officers (including our principal executive officer and principal financial officer) and employees. The Ethics Policy is available on our website at http://www.kbhome.com/investor/main. Stockholders may request a free copy of the Ethics Policy from:

KB Home
Attention: Investor Relations
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
investorrelations@kbhome.com
      Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to our Ethics Policy and any waiver applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and our executive officers or directors.
Corporate Governance Principles
      We have adopted Corporate Governance Principles, which are available on our website at http://www.kbhome.com/investor/main. Stockholders may request a free copy of the Corporate Governance Principles from the address, phone number and email address set forth under “Ethics Policy.”
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
      The following table provides information as of November 30, 2005 with respect to shares of our common stock that may be issued under our existing compensation plans:

Equity Compensation Plan Information

Number of common
shares remaining
	Number of		available for future
	common shares to		issuance under equity
	be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding common
	outstanding options,	outstanding options,	shares reflected in
	warrants and rights	warrants and rights	column(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	6,532,968	$27.62	1,170,516
Equity compensation plans not approved by stockholders(1)	2,643,285	29.48	3,223,508

Total	9,176,253	$28.16	4,394,024

(1)	Represents the 1999 Plan and the Non-Employee Directors Stock Plan.
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
      Originally, 2,000,000 shares of common stock were reserved and authorized for issuance under the 1999 Plan. An additional 2,000,000 shares (for an aggregate of 4,000,000 shares) were subsequently authorized for issuance under the 1999 Plan. Shares subject to a grant or award under the 1999 Plan which are not issued or delivered by reason of the failure to vest of a restricted stock award or the expiration, termination, cancellation or forfeiture of all or a portion of the exercise price or to satisfy tax withholding obligations upon the exercise of an option are again available for future grants and awards. As of November 30, 2005, 2,588,878 shares remained available for grant under the 1999 Plan. Options granted under the 1999 Plan have a purchase price equal to the fair market value of a share of common stock at the time of grant. All currently outstanding options vest, subject to continued employment, in three equal installments over a period of three years from the date of grant (subject to early vesting on a change in ownership, retirement and in certain other limited circumstances), and typically expire 15 years after the date of grant. Restricted shares granted under the 1999 Plan generally do not vest for a period of three years from the date of grant, subject to continued employment. No awards other than options and restricted stock have been made under the 1999 Plan.
Non-Employee Directors Stock Plan
      The Non-Employee Directors Stock Plan provides for grants of deferred common stock units or stock options to our non-employee directors. The terms of stock units and options granted under the Non-Employee Directors Stock Plan are described in our Proxy Statement for the 2006 Annual Meeting of Stockholders, which is incorporated herein. Although we will purchase shares of common stock on the open market to satisfy the payment of stock awards under the Non-Employee Directors Stock Plan, to date, all stock awards under the Non-Employee Directors Stock Plan have been settled in cash. As of November 30, 2005, 634,630 shares remained available for grant under the Non-Employee Directors Stock Plan. In December 2005, all current non-employee directors elected to receive payouts of all stock awards granted to them under the Non-Employee Director Stock Plan in cash.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     Financial Statements
           Reference is made to the index set forth on page 37 of this Annual Report on Form 10-K.
    Exhibits

Exhibit
No.	Description

3.1	Amended Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
3.2	Amendment to Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
3.3	Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
3.4	Certificate of Designation of Series B Mandatory Conversion Premium Dividend Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
3.5	Amended Certificate of Designation of Series B Mandatory Conversion Premium Dividend Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
3.6	Amended Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 001-09195 on Form 8-A12B, is incorporated by reference herein.
3.7	Certificate of Ownership and Merger effective January 17, 2001 merging KB Home, Inc. into Kaufman and Broad Home Corporation, through which the name of the Company was changed to KB Home, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
3.8	By-Laws, as amended and restated on January 17, 2001, to reflect the change in the Company’s name, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
4.1	Indenture relating to 7 3/4% Senior Notes due 2004 between the Company and SunTrust Bank, Atlanta, dated October 14, 1997, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 14, 1997, is incorporated by reference herein.
4.2	Specimen of 7 3/4% Senior Notes due 2004, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 14, 1997, is incorporated by reference herein.
4.3	Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated February 4, 1999, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 4, 1999, is incorporated by reference herein.
4.4	Indenture relating to 9 1/2% Senior Subordinated Notes due 2011, 8 5/8% Senior Subordinated Notes due 2008, and 7 3/4% Senior Subordinated Notes due 2010 between the Company and Sun Trust Bank, Atlanta, dated November 19, 1996 filed as an exhibit to the Company’s Current Report on Form 8-K dated November 19, 1996, is incorporated by reference herein.
4.5	Specimen of 9 1/2% Senior Subordinated Notes due 2011, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2001, is incorporated by reference herein.
4.6	Form of officer’s certificate establishing the terms of the 9 1/2% Senior Subordinated Notes due 2011, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2001, is incorporated by reference herein.
4.7	Specimen of 8 5/8% Senior Subordinated Notes due 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2001, is incorporated by reference herein.
4.8	Form of officer’s certificate establishing the terms of the 8 5/8% Senior Subordinated Notes due 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2001, is incorporated by reference herein.

Exhibit
No.	Description

4.9	Specimen of 7 3/4% Senior Subordinated Notes due 2010, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 27, 2003, is incorporated by reference herein.
4.10	Form of officer’s certificate establishing the terms of the 7 3/4% Senior Subordinated Notes due 2010, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 27, 2003, is incorporated by reference herein.
4.11	Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among the Company, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to the Company’s Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.
4.12	Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to the Company’s Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.
4.13	Second Supplemental Indenture relating to 6 3/8% Senior Notes due 2011 among the Company, the Guarantors and Sun Trust Bank, Atlanta, dated June 30, 2004, filed as an exhibit to the Company’s registration statement No. 333-119228 on Form S-4, is incorporated by reference herein.
4.14	Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.15	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.16	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.17	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.18	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.19	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
10.1	KB Home 1986 Stock Option Plan, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10.2	KB Home 1988 Employee Stock Plan, filed as an exhibit to the definitive Joint Proxy Statement for the Company’s 1989 Special Meeting of Shareholders, is incorporated by reference herein.
10.3	Consent Order, Federal Trade Commission Docket No. C-2954, dated February 12, 1979, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10.4	SunAmerica Inc. Executive Deferred Compensation Plan, approved September 25, 1985, filed as an exhibit to SunAmerica Inc.’s 1985 Annual Report on Form 10-K, is incorporated by reference herein.
10.5	Directors’ Deferred Compensation Plan established effective July 27, 1989, filed as an exhibit to the Company’s 1989 Annual Report on Form 10-K, is incorporated by reference herein.
10.6	Settlement with Federal Trade Commission of June 27, 1991, filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 28, 1991, is incorporated by reference herein.
10.7	Amendments to the KB Home 1988 Employee Stock Plan dated January 27, 1994, filed as an exhibit to the Company’s 1994 Annual Report on Form 10-K, are incorporated by reference herein.
10.8	KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10.9	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.

Exhibit
No.	Description

10.10	KB Home Unit Performance Program, filed as an exhibit to the Company’s 1996 Annual Report on Form 10-K, is incorporated by reference herein.
10.11	Kaufman and Broad France Incentive Plan, filed as an exhibit to the Company’s 1997 Annual Report on Form 10-K, is incorporated by reference herein.
10.12	KB Home 1998 Stock Incentive Plan, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.13	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.14	Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10.15	Amended and Restated Employment Agreement of Bruce Karatz, dated July 11, 2001, filed as an exhibit to the Company’s Form 10-Q for the quarter ended August 31, 2001, is incorporated by reference herein.
10.16	KB Home Nonqualified Deferred Compensation Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.17	KB Home 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.18	KB Home Change in Control Severance Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.19	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.20	KB Home Retirement Plan, filed as an exhibit to the Company’s 2002 Annual Report on Form 10-K, is incorporated by reference herein.
10.21	KB Home 1999 Incentive Plan, as amended July 11, 2002, filed as an exhibit to the Company’s 2002 Annual Report on Form 10-K, is incorporated by reference herein.
10.22	KB Home Non-Employee Directors Stock Plan, as amended and restated as of July 10, 2003, filed as an exhibit to the Company’s 2003 Annual Report on Form 10-K, is incorporated by reference herein.
10.23	Revolving Loan Agreement, dated as of November 22, 2005, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 22, 2005, is incorporated by reference herein.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Dated: February 9, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRUCE KARATZ Bruce Karatz	Chairman and Chief Executive Officer (Principal Executive Officer)	February 9, 2006

/s/ DOMENICO CECERE Domenico Cecere	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2006

/s/ RONALD W. BURKLE Ronald W. Burkle	Director	February 9, 2006

/s/ TIMOTHY W. FINCHEM Timothy W. Finchem	Director	February 9, 2006

/s/ DR. RAY R. IRANI Dr. Ray R. Irani	Director	February 9, 2006

/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 9, 2006

/s/ JAMES A. JOHNSON James A. Johnson	Director	February 9, 2006

/s/ J. TERRENCE LANNI J. Terrence Lanni	Director	February 9, 2006

/s/ MELISSA LORA Melissa Lora	Director	February 9, 2006

/s/ MICHAEL G. MCCAFFERY Michael G. McCaffery	Director	February 9, 2006

/s/ LESLIE MOONVES Leslie Moonves	Director	February 9, 2006

/s/ DR. BARRY MUNITZ Dr. Barry Munitz	Director	February 9, 2006

/s/ LUIS G. NOGALES Luis G. Nogales	Director	February 9, 2006

LIST OF EXHIBITS FILED

Sequential
Exhibit		Page
Number	Description	Number

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002