Form 10-Q
period 2006-02-28
KB HOME
filed 2006-04-07
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2006.
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “an accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2006.
Common stock, par value $1.00 per share, 93,050,229 shares outstanding, including 12,441,510 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 21,159,192 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts – Unaudited)

	Three Months Ended February 28,
	2006	2005
Total revenues	$2,191,650	$1,636,120

Construction:
Revenues	$2,187,324	$1,628,493
Construction and land costs	(1,618,315)	(1,212,375)
Selling, general and administrative expenses	(294,842)	(220,498)

Operating income	274,167	195,620
Interest income	1,180	980
Interest expense, net of amounts capitalized	(4,753)	(2,416)
Minority interests	(11,717)	(14,360)
Equity in pretax income of unconsolidated joint ventures	5,755	5,617

Construction pretax income	264,632	185,441

Financial Services:
Revenues	4,326	7,627
Expenses	(1,747)	(7,024)
Equity in pretax income of unconsolidated joint venture	1,150	—

Financial services pretax income	3,729	603

Total pretax income	268,361	186,044
Income taxes	(93,900)	(63,300)

Net income	$174,461	$122,744

Basic earnings per share	$2.15	$1.53

Diluted earnings per share	$2.02	$1.41

Basic average shares outstanding	81,031	80,194

Diluted average shares outstanding	86,248	87,096

Cash dividends per common share	$.2500	$.1875

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands – Unaudited)

	February 28,	November 30,
	2006	2005
Assets

Construction:
Cash and cash equivalents	$71,224	$144,783
Trade and other receivables	568,663	580,931
Inventories	6,953,844	6,128,342
Investments in unconsolidated joint ventures	348,350	275,378
Deferred income taxes	211,940	220,814
Goodwill	243,175	242,589
Other assets	139,153	124,150

	8,536,349	7,716,987

Financial services	37,699	29,933

Total assets	$8,574,048	$7,746,920

Liabilities and Stockholders’ Equity

Construction:
Accounts payable	$945,232	$892,727
Accrued expenses and other liabilities	1,406,379	1,338,626
Mortgages and notes payable	3,116,618	2,463,814

	5,468,229	4,695,167

Financial services	51,905	55,131

Minority interests	150,955	144,951

Common stock	114,209	113,905
Paid-in capital	823,623	771,973
Retained earnings	2,774,709	2,620,251
Accumulated other comprehensive income	31,791	28,704
Deferred compensation	(12,442)	(13,605)
Grantor stock ownership trust, at cost	(135,197)	(141,266)
Treasury stock, at cost	(693,734)	(528,291)

Total stockholders’ equity	2,902,959	2,851,671

Total liabilities and stockholders’ equity	$8,574,048	$7,746,920

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands – Unaudited)

	Three Months Ended February 28,
	2006	2005
Cash flows from operating activities:
Net income	$174,461	$122,744
Adjustments to reconcile net income to net cash used by operating activities:
Equity in pretax income of unconsolidated joint ventures	(6,905)	(5,617)
Distributions of earnings from unconsolidated joint ventures	3,287	4,124
Minority interests	11,717	14,360
Amortization of discounts and issuance costs	796	877
Depreciation and amortization	4,683	5,003
Provision for deferred income taxes	8,874	4,603
Excess tax benefit from stock-based compensation	(5,440)	—
Change in assets and liabilities:
Receivables	13,493	75,997
Inventories	(722,985)	(444,240)
Accounts payable, accrued expenses and other liabilities	54,544	(117,460)
Other, net	(8,772)	(22,700)

Net cash used by operating activities	(472,247)	(362,309)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(70,504)	(18,956)
Net sales of mortgages held for long-term investment	—	96
Payments received on first mortgages and mortgage-backed securities	15	121
Purchases of property and equipment, net	(4,791)	(6,144)

Net cash used by investing activities	(75,280)	(24,883)

Cash flows from financing activities:
Net proceeds from credit agreements and other short-term borrowings	644,116	37,511
Proceeds from issuance of senior notes	—	298,071
Payments on collateralized mortgage obligations	—	(96)
Payments on mortgages, land contracts and other loans	(28,175)	(24,181)
Issuance of common stock under employee stock plans	52,583	36,261
Payments to minority interests	(5,713)	(16,429)
Excess tax benefit from stock-based compensation	5,440	—
Payments of cash dividends	(20,003)	(15,193)
Repurchases of common stock	(165,443)	—

Net cash provided by financing activities	482,805	315,944

Net decrease in cash and cash equivalents	(64,722)	(71,248)
Cash and cash equivalents at beginning of period	153,990	234,196

Cash and cash equivalents at end of period	$89,268	$162,948

Summary of cash and cash equivalents:
Construction	$71,224	$112,989
Financial services	18,044	49,959

Total cash and cash equivalents	$89,268	$162,948

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$43,557	$33,001

Income taxes paid	$11,451	$6,788

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$34,590	$90,615

Inventory of consolidated variable interest entities	$67,927	$889

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of February 28, 2006, the results of its consolidated operations for the three months ended February 28, 2006 and 2005, and its consolidated cash flows for the three months ended February 28, 2006 and 2005. The results of operations for the three months ended February 28, 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2005 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2005, which are contained in the Company’s 2005 Annual Report to Stockholders on Form 10-K.

Segment information

The Company has identified two reportable segments: construction and financial services. Information for the Company’s reportable segments is presented in its consolidated statements of income, consolidated balance sheets and related notes to consolidated financial statements included herein. The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon a number of factors including pretax results.

Stock Split

In April 2005, the Company’s board of directors declared a two-for-one split of the Company’s common stock in the form of a 100% stock dividend to stockholders of record at the close of business on April 18, 2005. The additional shares were distributed on April 28, 2005. All share and per share amounts for the prior year have been retroactively adjusted to reflect the stock split.

Earnings per share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all dilutive potentially issuable shares under various stock option plans and stock purchase contracts.

The following table presents a reconciliation of average shares outstanding (in thousands):

	Three Months Ended February 28,
	2006	2005
Basic average shares outstanding	81,031	80,194
Net effect of stock options assumed to be exercised	5,217	6,902

Diluted average shares outstanding	86,248	87,096

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Significant Accounting Policies (continued)

Comprehensive income

The following table presents the components of comprehensive income (in thousands):

	Three Months Ended February 28,
	2006	2005
Net income	$174,461	$122,744

Foreign currency translation adjustment	3,087	853

Comprehensive income	$177,548	$123,597

The accumulated balances of other comprehensive income in the balance sheets as of February 28, 2006 and November 30, 2005 are comprised solely of cumulative foreign currency translation adjustments of $31.8 million and $28.7 million, respectively.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the 2006 presentation.

2.	Stock-Based Compensation

The Company has stock-based employee compensation plans. The Company’s 1999 Incentive Plan (the “1999 Plan”) currently provides that stock options, associated limited appreciation rights, restricted shares of common stock, stock units, and other securities may be awarded to eligible individuals (all employees other than executive officers). Stock option awards granted under the 1999 Plan typically expire 10-15 years after the date of grant. The Company also has a Performance-Based Incentive Plan for Senior Management, a 1998 Stock Incentive Plan and a 2001 Incentive Plan (the “2001 Plan”), each of which provides for the same types of awards as may be made under the 1999 Plan, but allows such awards to be granted to executive officers and contain provisions which are designed to enable the Company to maintain federal tax deductibility for its payment of annual compensation in excess of $1.0 million to certain participating executive officers. The 1999 Plan and 2001 Plan are the Company’s primary existing employee stock plans.

Prior to December 1, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, no stock-based compensation expense was recognized in the consolidated income statement for the three-month period ended February 28, 2005, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective December 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended February 28, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value for each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter ended February 28, 2006: a risk free interest rate of 4.6%; an expected volatility factor for the market price of the Company’s

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Stock-Based Compensation (continued)

common stock of 41.0%; a dividend yield of 1.5%; and an expected life of 5 years. The weighted average fair value of each option granted during the quarter ended February 28, 2006 was $26.27. In accordance with the modified prospective transition method, results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on December 1, 2005, the Company’s pretax income and net income for the quarter ended February 28, 2006 were $4.8 million and $3.1 million lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the quarter ended February 28, 2006 would have been $2.19 and $2.05, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $2.15 and $2.02, respectively.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption.

The following table illustrates the effect (in thousands, except per share amounts) on net income and basic and diluted earnings per share if the fair value recognition provisions of SFAS No. 123(R) had been applied to all outstanding and unvested awards in the quarter ended February 28, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter ended February 28, 2005: a risk free interest rate of 4.0%; an expected volatility factor for the market price of the Company’s common stock of 43.6%; a dividend yield of 1.2%; and an expected life of 6 years. The weighted average fair value of each option granted during the quarter ended February 28, 2005 was $19.12.

Three Months Ended
February 28, 2005
Net income-as reported	$122,744

Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(4,534)

Pro forma net income	$118,210

Earnings per share:
Basic-as reported	$1.53
Basic-pro forma	1.48
Diluted-as reported	1.41
Diluted-pro forma	1.39

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Stock-Based Compensation (continued)

The following table summarizes the stock options outstanding as of February 28, 2006 as well as activity during the three months then ended:

		Weighted
		Average Exercise
	Options	Price
Options outstanding at beginning of period	9,176,253	$28.16
Granted	12,500	70.73
Exercised	(304,298)	25.09
Cancelled	(21,959)	39.64

Options outstanding at end of period	8,862,496	$28.30

Options exercisable at end of period	6,375,882	$23.09

The weighted average remaining contractual life of options outstanding as of February 28, 2006 was 11.9 years. As of February 28, 2006, there was $21.3 million of total unrecognized compensation cost related to unvested stock option awards.

3.	Financial Services

Financial information related to the Company’s financial services segment is as follows (in thousands):

	Three Months Ended February 28,
	2006	2005
Revenues:
Interest income	$55	$2,549
Title services	1,261	916
Insurance commissions	2,273	2,165
Escrow coordination fees	737	642
Mortgage and servicing rights income	—	1,355

Total revenues	4,326	7,627

Expenses:
Interest	(15)	(1,683)
General and administrative	(1,732)	(5,341)

	2,579	603
Equity in pretax income of unconsolidated joint venture	1,150	—

Pretax income	$3,729	$603

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Financial Services (continued)

	February 28,	November 30,
	2006	2005
Assets
Cash and cash equivalents	$18,044	$9,207
First mortgages held under commitments of sale and other	2,099	3,338
Investment in unconsolidated joint venture	16,380	15,230
Other assets	1,176	2,158

Total assets	$37,699	$29,933

Liabilities
Accounts payable and accrued expenses	$51,317	$54,543
Collateralized mortgage obligations secured by mortgage-backed securities	588	588

Total liabilities	$51,905	$55,131

4.	Inventories

Inventories consist of the following (in thousands):

	February 28,	November 30,
	2006	2005
Homes, lots and improvements in production	$4,627,262	$4,215,488
Land under development	2,326,582	1,912,854

Total inventories	$6,953,844	$6,128,342

The Company’s interest costs are as follows (in thousands):

	Three Months Ended February 28,
	2006	2005
Capitalized interest at beginning of period	$228,163	$167,249
Interest incurred	51,566	41,196
Interest expensed	(4,753)	(2,416)
Interest amortized	(23,413)	(16,063)

Capitalized interest at end of period	$251,563	$189,966

5.	Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (as amended, “FASB Interpretation No. 46(R)”) to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities (referred to as “variable interest entities” or “VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46(R), an enterprise that absorbs a majority of a VIE’s expected losses, receives a majority of a VIE’s expected residual returns, or both, is determined to be the primary beneficiary of the VIE and must consolidate the entity in its financial statements.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Consolidation of Variable Interest Entities (continued)

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

In compliance with FASB Interpretation No. 46(R), the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $301.5 million to inventory and other liabilities in the Company’s consolidated balance sheet at February 28, 2006. The Company’s cash deposits related to these land option contracts totaled $40.4 million at February 28, 2006. Creditors, if any, of these VIEs have no recourse against the Company. As of February 28, 2006, excluding consolidated VIEs, the Company had cash deposits totaling $181.4 million which were associated with land option contracts having an aggregate purchase price of $4.70 billion.

6.	Goodwill

The changes in the carrying amount of goodwill for the three months ended February 28, 2006, are as follows (in thousands):

2006
Balance at beginning of period	$242,589

Goodwill acquired	—

Foreign currency translation	586

Balance at end of period	$243,175

7.	Commitments and Contingencies

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Commitments and Contingencies (continued)

The changes in the Company’s warranty liability are as follows (in thousands):

	Three Months Ended February 28,
	2006	2005
Balance at beginning of period	$131,875	$99,659

Warranties issued	17,171	14,630

Payments and adjustments	(14,331)	(10,851)

Balance at end of period	$134,715	$103,438

In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales and commercial construction that may be affected by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Based on historical evidence, the Company does not believe any of these representations, warranties or guarantees would result in a material effect on its financial condition or results of operations.

The Company is often required to obtain bonds and letters of credit in support of its obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water, among other things. At February 28, 2006, the Company had outstanding approximately $1.16 billion and $383.6 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.

Borrowings outstanding and letters of credit issued under the Company’s $1.50 billion unsecured revolving credit facility (the “$1.5 Billion Credit Facility”) are guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”).

The Company conducts a portion of its land acquisition, development and other residential and commercial activities through unconsolidated joint ventures. These unconsolidated joint ventures had total assets of $2.26 billion and outstanding secured construction debt of approximately $1.34 billion at February 28, 2006. In certain instances, the Company provides varying levels of guarantees on the debt of unconsolidated joint ventures. When the Company or its subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At February 28, 2006, the Company had payment guarantees related to the third-party debt of three of its unconsolidated joint ventures. One of the unconsolidated joint ventures had third-party debt of $431.5 million at February 28, 2006, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or $209.3 million. The remaining two unconsolidated joint ventures had total third-party debt of $8.7 million at February 28, 2006, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of this guarantee was 50% or $4.3 million. The Company had limited maintenance guarantees of $374.9 million of unconsolidated entity debt at February 28, 2006. The limited maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture and increase the Company’s share of any funds such unconsolidated joint venture distributes.

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

On December 8, 2005, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $1.00 per share from $.75 per share. The first quarterly dividend at the increased rate of $.25 per share was paid on February 23, 2006 to stockholders of record on February 9, 2006.

The Company’s board of directors also authorized a new share repurchase program on December 8, 2005 under which the Company may repurchase up to 10 million shares of its common stock. Acquisitions under the share repurchase program may be made in open market or private transactions and will be made strategically from time to time at management’s discretion based on its assessment of market conditions and buying opportunities. During the quarter ended February 28, 2006, the Company repurchased two million shares of its common stock under the new share repurchase program at an aggregate price of $154.4 million. In addition to the first quarter 2006 share repurchases, which consisted of open market transactions, the Company retired $11.0 million of common stock to satisfy withholding taxes of employees on vested restricted stock.

9.	Recent Accounting Pronouncements

In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act provides a 3% deduction on “qualified domestic production activities income” and is effective for the Company’s fiscal year ending November 30, 2006, subject to certain limitations. This deduction provides a tax savings against income attributable to domestic production activities, including the construction of real property. When fully phased-in, the deduction will be 9% of “qualified domestic production activities income,” subject to certain limitations. Based on the guidance provided by FSP 109-1, this deduction was accounted for as a special deduction under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and reduced income tax expense. An estimate of the tax benefit of .9% is currently reflected in the Company’s effective tax rate for the quarter ended February 28, 2006. However, the Company continues to assess the potential impact of this new deduction for the year ending November 30, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (“SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	Recent Accounting Pronouncements (continued)

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (2) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (1) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (2) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. Implementation of EITF 04-5 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

10.	Supplemental Guarantor Information

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Supplemental Guarantor Information (continued)

Condensed Consolidating Income Statements

Three Months Ended February 28, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$1,485,182	$706,468	$—	$2,191,650

Construction:
Revenues	$—	$1,485,182	$702,142	$—	$2,187,324
Construction and land costs	—	(1,078,990)	(539,325)	—	(1,618,315)
Selling, general and administrative expenses	(39,261)	(142,300)	(113,281)	—	(294,842)

Operating income (loss)	(39,261)	263,892	49,536	—	274,167
Interest expense, net of amounts capitalized	53,111	(39,421)	(18,443)	—	(4,753)
Minority interests	(7,818)	(16)	(3,883)	—	(11,717)
Other	24	2,597	4,314	—	6,935

Construction pretax income	6,056	227,052	31,524	—	264,632

Financial services pretax income	—	—	3,729	—	3,729

Total pretax income	6,056	227,052	35,253	—	268,361
Income taxes	(2,100)	(79,500)	(12,300)	—	(93,900)
Equity in earnings of subsidiaries	170,505	—	—	(170,505)	—

Net income	$174,461	$147,552	$22,953	$(170,505)	$174,461

Three Months Ended February 28, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$1,034,289	$601,831	$—	$1,636,120

Construction:
Revenues	$—	$1,034,289	$594,204	$—	$1,628,493
Construction and land costs	—	(743,402)	(468,973)	—	(1,212,375)
Selling, general and administrative expenses	(28,010)	(103,953)	(88,535)	—	(220,498)

Operating income (loss)	(28,010)	186,934	36,696	—	195,620
Interest expense, net of amounts capitalized	43,395	(29,151)	(16,660)	—	(2,416)
Minority interests	(4,549)	(6,169)	(3,642)	—	(14,360)
Other expense	117	3,801	2,679	—	6,597

Construction pretax income	10,953	155,415	19,073	—	185,441

Financial services pretax income	—	—	603	—	603

Total pretax income	10,953	155,415	19,676	—	186,044
Income taxes	(3,700)	(52,800)	(6,800)	—	(63,300)
Equity in earnings of subsidiaries	115,491	—	—	(115,491)	—

Net income	$122,744	$102,615	$12,876	$(115,491)	$122,744

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheets

February 28, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$30,468	$(12,234)	$52,990	$—	$71,224
Trade and other receivables	4,799	153,921	409,943	—	568,663
Inventories	—	5,062,801	1,891,043	—	6,953,844
Other assets	439,458	209,198	293,962	—	942,618

	474,725	5,413,686	2,647,938	—	8,536,349

Financial services	—	—	37,699	—	37,699
Investment in subsidiaries	510,970	—	—	(510,970)	—

Total assets	$985,695	$5,413,686	$2,685,637	$(510,970)	$8,574,048

Liabilities and Stockholders’ Equity
Construction:
Accounts payable, accrued expenses and other liabilities	$179,510	$1,328,992	$843,109	$—	$2,351,611
Mortgages and notes payable	2,822,043	42,376	252,199	—	3,116,618

	3,001,553	1,371,368	1,095,308	—	5,468,229

Financial services	—	—	51,905	—	51,905
Minority interests	127,510	440	23,005	—	150,955
Intercompany	(5,046,327)	3,813,803	1,232,524	—	—
Stockholders’ equity	2,902,959	228,075	282,895	(510,970)	2,902,959

Total liabilities and stockholders’ equity	$985,695	$5,413,686	$2,685,637	$(510,970)	$8,574,048

November 30, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$52,851	$1,288	$90,644	$—	$144,783
Trade and other receivables	6,770	182,689	391,472	—	580,931
Inventories	—	4,604,709	1,523,633	—	6,128,342
Other assets	425,820	220,287	216,824	—	862,931

	485,441	5,008,973	2,222,573	—	7,716,987

Financial services	—	—	29,933	—	29,933
Investment in subsidiaries	245,827	—	—	(245,827)	—

Total assets	$731,268	$5,008,973	$2,252,506	$(245,827)	$7,746,920

Liabilities and Stockholders’ Equity
Construction:
Accounts payable, accrued expenses and other liabilities	$203,015	$1,208,277	$820,061	$—	$2,231,353
Mortgages and notes payable	2,175,535	36,400	251,879	—	2,463,814

	2,378,550	1,244,677	1,071,940	—	4,695,167

Financial services	—	—	55,131	—	55,131
Minority interests	119,693	424	24,834	—	144,951
Intercompany	(4,618,646)	3,763,872	854,774	—	—
Stockholders’ equity	2,851,671	—	245,827	(245,827)	2,851,671

Total liabilities and stockholders’ equity	$731,268	$5,008,973	$2,252,506	$(245,827)	$7,746,920

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Cash Flows

Three Months Ended February 28, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$174,461	$147,552	$22,953	$(170,505)	$174,461
Adjustments to reconcile net income to net cash provided (used) by operating activities	(20,115)	(293,060)	(333,533)	—	(646,708)

Net cash provided (used) by operating activities	154,346	(145,508)	(310,580)	(170,505)	(472,247)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(4,985)	(43,378)	(22,141)	—	(70,504)
Other, net	(1,737)	(1,496)	(1,543)	—	(4,776)

Net cash used by investing activities	(6,722)	(44,874)	(23,684)	—	(75,280)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	646,200	—	(2,084)	—	644,116
Repurchases of common stock	(165,443)	—	—	—	(165,443)
Other, net	16,916	(8,696)	(4,088)	—	4,132
Intercompany	(667,680)	185,556	311,619	170,505	—

Net cash provided (used) by financing activities	(170,007)	176,860	305,447	170,505	482,805

Net decrease in cash and cash equivalents	(22,383)	(13,522)	(28,817)	—	(64,722)

Cash and cash equivalents at beginning of period	52,851	1,288	99,851	—	153,990

Cash and cash equivalents at end of period	$30,468	$(12,234)	$71,034	$—	$89,268

Three Months Ended February 28, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$122,744	$102,615	$12,876	$(115,491)	$122,744
Adjustments to reconcile net income to net cash provided (used) by operating activities	90,663	(406,376)	(169,340)	—	(485,053)

Net cash provided (used) by operating activities	213,407	(303,761)	(156,464)	(115,491)	(362,309)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(5,557)	(12,637)	(722)	—	(18,916)
Other, net	574	(4,428)	(2,113)	—	(5,967)

Net cash used by investing activities	(4,983)	(17,065)	(2,835)	—	(24,883)

Cash flows from financing activities
Net proceeds from (payments on) credit agreements and other short-term borrowings	44,900	—	(7,389)	—	37,511
Proceeds from issuance of notes	298,071	—	—	—	298,071
Other, net	30,453	(30,905)	(19,186)	—	(19,638)
Intercompany	(648,650)	366,441	166,718	115,491	—

Net cash provided (used) by financing activities	(275,226)	335,536	140,143	115,491	315,944

Net increase (decrease) in cash and cash equivalents	(66,802)	14,710	(19,156)	—	(71,248)

Cash and cash equivalents at beginning of period	94,644	(15,102)	154,654	—	234,196

Cash and cash equivalents at end of period	$27,842	$(392)	$135,498	$—	$162,948

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Subsequent Event

On April 3, 2006, pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission on November 12, 2004 (the “2004 Shelf Registration”), the Company issued $300.0 million of 7 1/4% Senior Notes (the $300 Million Senior Notes”) at 99.486% of the principal amount of the notes. The notes, which are due June 15, 2018 with interest payable semi-annually, represent senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and are guaranteed by the Guarantor Subsidiaries. The $300 Million Senior Notes may be redeemed, in whole at any time or from time to time in part at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted at a defined rate, plus in each case, accrued and unpaid interest to the applicable redemption date. The Company used all of the proceeds from the $300 Million Senior Notes to repay borrowings under its $1.5 Billion Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our (i) construction operations in the United States and France and (ii) our domestic financial services operations. The following table presents a summary of our results by financial reporting segment for the three months ended February 28, 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended February 28,
	2006	2005
Revenues:
Construction	$2,187,324	$1,628,493
Financial services	4,326	7,627

Total	$2,191,650	$1,636,120

Pretax income:
Construction	$264,632	$185,441
Financial services	3,729	603

Total pretax income	268,361	186,044
Income taxes	(93,900)	(63,300)

Net income	$174,461	$122,744

Diluted earnings per share	$2.02	$1.41

Our total revenues of $2.19 billion for the three months ended February 28, 2006 rose 34%, from $1.64 billion for the three months ended February 28, 2005. The $555.5 million increase in total revenues was due to growth in housing revenues resulting from higher unit deliveries and a higher average selling price. We delivered 7,905 homes in the first quarter of 2006, up 15% from the 6,847 homes delivered in the year-earlier quarter. The overall average selling price of our homes rose 17% to $276,200 in the first quarter of 2006 from $236,300 in the corresponding period of 2005. We use the terms “home” and “unit” to refer to a single-family residence, whether it is a detached or attached single-family home, town home or condominium.
Financial services revenues totaled $4.3 million in the first quarter of 2006 compared to $7.6 million in the first quarter of 2005. The decrease in financial services revenues reflects the sale of the mortgage banking operations of our wholly owned financial services subsidiary, KB Home Mortgage Company (“KBHMC”), in the fourth quarter of 2005.
Net income for the first three months of 2006 increased 42%, to $174.5 million from $122.7 million in the corresponding period of 2005 driven by revenue growth and an improved operating income margin in our construction operations. Our diluted earnings per share for the quarter ended February 28, 2006 rose 43% to $2.02 from $1.41 for the year-earlier quarter.
The dollar value of our backlog increased 25%, to approximately $7.24 billion, on 26,536 units at February 28, 2006, up from approximately $5.80 billion on 23,334 units at February 28, 2005. Backlog value increased in each of our geographic regions on a year-over-year basis.
We repurchased two million shares of our common stock during the first quarter of 2006 at an aggregate price of $154.4 million. As of February 28, 2006, we had authorization to repurchase an additional eight million shares under our current board-approved repurchase program.

CONSTRUCTION
The following table presents a summary of selected financial and operational data for our construction segment (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2006	2005
Revenues:
Housing	$2,183,144	$1,618,099
Commercial	—	2,184
Land	4,180	8,210

Total	2,187,324	1,628,493

Costs and expenses:
Construction and land costs
Housing	1,615,061	1,206,200
Commercial	—	1,832
Land	3,254	4,343

Subtotal	1,618,315	1,212,375
Selling, general and administrative expenses	294,842	220,498

Total	1,913,157	1,432,873

Operating income	$274,167	$195,620

Unit deliveries	7,905	6,847
Average selling price	$276,200	$236,300
Housing gross margin	26.0%	25.5%
Selling, general and administrative expenses as a percent of housing revenues	13.5%	13.6%
Operating income as a percent of construction revenues	12.7%	12.0%
The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three-month periods ended February 28, 2006 and 2005, together with backlog data in terms of units and value by geographical region as of February 28, 2006 and 2005.

							Backlog - Value
	Deliveries		Net Orders		Backlog - Units		In Thousands
Region	2006	2005	2006	2005	2006	2005	2006	2005
West Coast	1,446	1,095	1,399	1,857	4,207	4,229	$2,059,191	$1,878,556

Southwest	1,552	1,572	1,492	2,140	5,368	5,120	1,690,266	1,200,915

Central	1,835	1,873	2,295	2,541	5,405	4,726	841,504	719,885

Southeast	1,610	1,314	1,854	1,841	5,857	4,807	1,455,301	997,926

France	1,462	993	1,679	1,522	5,699	4,452	1,196,790	1,006,152

Total	7,905	6,847	8,719	9,901	26,536	23,334	$7,243,052	$5,803,434

Unconsolidated joint ventures	76	210	209	55	520	340	$119,600	$60,370

Construction Revenues
Construction revenues increased by $558.8 million, or 34%, to $2.19 billion in the first three months of 2006 from $1.63 billion in the corresponding period of 2005 due to higher housing revenues. Our construction revenues are generated from operations in the United States and France. Our U.S. operating divisions are grouped into four geographic regions: “West Coast” – California; “Southwest” – Arizona, Nevada and New Mexico; “Central” – Colorado, Illinois, Indiana, Louisiana and Texas; and “Southeast” – Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia.
Housing Revenues
Housing revenues for the quarter ended February 28, 2006 reached $2.18 billion, increasing $565.0 million, or 35%, from $1.62 billion in the year-earlier period. The increase was driven by 15% growth in unit deliveries to 7,905 and a 17% increase in our average selling price to $276,200, up from 6,847 and $236,300, respectively, in the year-earlier period. Each of our geographic regions generated year-over-year growth in housing revenues and, excluding France, in average selling price in the first quarter of 2006. The higher average selling prices in our domestic regions in 2006 resulted from a combination of factors: significantly higher prices throughout the Southwest and Southeast regions, favorable demand and supply conditions in certain markets in the West Coast and Central regions and increases in lot premiums and options sold through our KB Home Studios. Housing revenues from our U.S. operations rose 35% to $1.88 billion on 6,443 unit deliveries in the first quarter of 2006 from $1.39 billion on 5,854 units in the first quarter of 2005. Housing operations in France generated $307.1 million of housing revenues in the first three months of 2006, up 37% from the year-earlier quarter.
•	West Coast – In our West Coast region, housing revenues increased 43% to $703.4 million in the first three months of 2006 from $491.9 million in the year-earlier period due to a 32% increase in unit deliveries to 1,446 from 1,095 in the year-earlier quarter and an 8% increase in the average selling price to $486,500 from $449,200 in the year-earlier quarter.
•	Southwest – Housing revenues from our Southwest region rose 36% to $499.0 million in the first quarter of 2006 from $366.9 million in the first quarter of 2005 due to a 38% increase in the average selling price to $321,500 from $233,400 in the year-earlier quarter. Unit deliveries were essentially flat year-over-year.
•	Central – In our Central region, first quarter housing revenues increased 2% to $288.9 million in 2006 from $283.7 million in 2005 due to a 4% increase in the average selling price to $157,400 from $151,500 in the year-earlier quarter. Unit deliveries decreased slightly to 1,835 units in the first quarter of 2006 from 1,873 units in the year-earlier period.
•	Southeast – Housing revenues in our Southeast region rose 53% to $384.7 million in the first three months of 2006 from $251.5 million in the corresponding period of 2005 due to a 23% increase in unit deliveries to 1,610 units and a 25% increase in the average selling price to $239,000 from 1,314 units and $191,400, respectively.
•	France – Revenues from French housing operations increased 37% to $307.1 million during the first three months of 2006 from $224.1 million in the year-earlier period, as 47% growth in unit deliveries was partially offset by a 7% decrease in the average selling price. Unit deliveries from our French operations increased to 1,462 in the first quarter of 2006 from 993 in the first quarter of 2005, while the average selling price decreased to $210,000 from $225,700 during the same period, primarily due to a shift in product mix and unfavorable foreign exchange rates.
Commercial Revenues
Our commercial business in France generated no revenues in the first quarter of 2006 compared to $2.2 million generated in the first quarter of 2005. The decrease in commercial revenues in the first quarter of 2006 reflected diminished activity from our commercial operations in France.
Land Revenues
Our revenues from land sales totaled $4.2 million in the first three months of 2006 and $8.2 million in the first three months of 2005. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets and prevailing market conditions.
Operating income
Operating income increased $78.6 million, or 40%, to $274.2 million in the first three months of 2006 from $195.6 million in the first three months of 2005 driven by higher housing revenues and an improved operating margin. As a percentage of construction revenues, operating income rose .5 percentage points to 12.5% in the first quarter of 2006 from 12.0% in the first quarter of 2005 due to an increase in our housing gross margin. Gross profits rose $152.9 million, or 37%, to $569.0 million in the first quarter of 2006 from $416.1 million in the year-earlier quarter. Gross profits as a percentage of construction revenues increased mainly due to expansion in our housing gross margin, which increased .5 percentage points to 26.0% in the first three months of 2006 from 25.5% for the same period of 2005, primarily due to a higher average selling price. Commercial operations in France generated no profits during the three months ended February 28, 2006 compared with $.4 million generated during the three months ended February 28, 2005. Company-wide land sales generated profits of $.9 million and $3.9 million in the first quarter of 2006 and 2005, respectively.
Selling, general and administrative expenses increased to $294.8 million in the three months ended February 28, 2006 from $220.5 million in the corresponding 2005 period. As a percentage of housing revenues, selling, general and administrative expenses improved to 13.5% in the first quarter of 2006 from 13.6% in the year-earlier period.
Interest Income
Interest income totaled $1.2 million in the first quarter of 2006 and $1.0 million in the first quarter of 2005. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.
Interest Expense
Interest expense (net of amounts capitalized) totaled $4.8 million in the first quarter of 2006, up from $2.4 million for the same period of 2005. Gross interest incurred during the three months ended February 28, 2006 increased $10.4 million from the amount incurred in the corresponding period of 2005. The percentage of interest capitalized was 91% in the first quarter of 2006 and 94% in the first quarter of 2005. The decrease in the percentage of interest capitalized in the first quarter of 2006 resulted from a lower proportion of land under development compared to 2005.
Minority Interests
Minority interests totaled $11.7 million in the first quarter of 2006 and $14.4 million in the first quarter of 2005. Minority interests for the three-month periods ended February 28, 2006 and 2005 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. The decrease in minority interests in the first quarter of 2006 primarily related to decreased activity from a consolidated joint venture in California, partially offset by higher earnings from our publicly-traded French subsidiary. We continue to maintain a controlling interest in our French subsidiary and therefore, consolidate these operations in our financial statements. As of February 28, 2006 and 2005, we maintained a 49% equity interest in our French subsidiary and 68% of the voting rights associated with its stock.
Equity in Pretax Income of Unconsolidated Joint Ventures
Equity in pretax income of unconsolidated joint ventures totaled $5.8 million in the first quarter of 2006 and $5.6 million in the first quarter of 2005. Our unconsolidated joint ventures recorded combined revenues of $107.8 million in the first three months of 2006 compared to $59.0 million in the corresponding period of 2005. The unconsolidated joint venture revenues in the first three months of 2006 were generated from both residential and commercial activities, while in the first three months of 2005 all of the unconsolidated joint venture revenues were generated from residential properties. Residential activities performed by our unconsolidated joint ventures generally include buying, developing and selling land. In some cases, our residential unconsolidated joint ventures also construct and deliver homes. Residential unit deliveries from unconsolidated joint ventures totaled 76 in the first quarter of 2006 versus 210 in the first quarter of 2005. Unconsolidated joint ventures generated combined pretax income of $13.5 million in the first quarter of 2006 and $9.9 million in the corresponding period of 2005.
FINANCIAL SERVICES
Our financial services segment provides title, escrow coordination and insurance services to our domestic homebuyers and, indirectly through Countrywide KB Home Loans, provides mortgage banking services. On September 1, 2005, we completed the sale of substantially all the mortgage banking assets of KBHMC to Countrywide Financial Corporation (“Countrywide”) and in a separate transaction established Countrywide KB Home Loans, a joint venture with Countrywide. Countrywide KB Home Loans began making loans to our U.S. homebuyers on September 1, 2005 and essentially replaced the mortgage banking operations of KBHMC. KB

Home and Countrywide each have a 50% ownership interest in the joint venture with Countrywide providing management oversight of the joint venture’s operations. Countrywide KB Home Loans is accounted for as an unconsolidated joint venture in the financial services reporting segment of our financial statements.
The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Three Months Ended February 28,
	2006	2005
Revenues	$4,326	$7,627
Expenses	(1,747)	(7,024)
Equity in pretax income of unconsolidated joint venture	1,150	—

Pretax income	$3,729	$603

Total originations*:
Loans		3,241
Principal		$570,739
Retention rate		49%

Loans sold to third parties*:
Loans		2,591
Principal		$403,596
*	Information for 2006 is not presented since KBHMC did not directly originate loans subsequent to the sale of all its mortgage banking assets on September 1, 2005.
Revenues
Revenues from financial services operations were generated from the following sources: interest income; title services; insurance commissions; escrow coordination fees; and sales of mortgage loans and servicing rights. Financial services revenues for the three months ended February 28, 2006 and 2005 included interest income of $.1 million and $2.5 million, respectively. Interest income decreased in the first three months of 2006 due to the sale of KBHMC’s mortgage banking operations in the fourth quarter of 2005 as interest income in the year-earlier period was earned primarily from first mortgages and mortgage-backed securities held for long-term investment as collateral. Financial services revenues also included revenues from title services, insurance commissions and escrow coordination fees aggregating to $4.3 million and $3.7 million in the first quarter of 2006 and 2005, respectively. The increased revenues from these services in the first quarter of 2006 were due to the higher unit deliveries from our domestic homebuilding operations in the period compared to the year-earlier period. First quarter 2005 financial services revenues also included mortgage and servicing rights income of $1.4 million. Due to the sale of KBHMC’s mortgage banking operations in the fourth quarter of 2005, no mortgage and servicing rights income was generated in the first quarter of 2006.
Expenses
Expenses of the financial services segment were comprised of interest expense and general and administrative expenses. Interest expense decreased to a negligible amount for the quarter ended February 28, 2006 from $1.7 million for the quarter ended February 28, 2005. General and administrative expenses totaled $1.7 million and $5.3 million in the first quarter of 2006 and 2005, respectively. The decreases in interest expense and general and administrative expenses in 2006 versus 2005 were primarily due to the sale of KBHMC’s mortgage banking operations in the fourth quarter of 2005.
Equity in Pretax Income of Unconsolidated Joint Venture
The $1.2 million reported as equity in pretax income of unconsolidated joint venture for the three months ended February 28, 2006 relates to our 50% interest in the Countrywide KB Home Loans joint venture. The joint venture commenced operations on September 1, 2005.

INCOME TAXES
Income tax expense totaled $93.9 million in the first quarter of 2006 and $63.3 million in the first quarter of 2005. These amounts represented effective income tax rates of approximately 35% for the first quarter of 2006 and 34% for the same period in 2005. The increase in our effective tax rate in the first quarter of 2006 was primarily due to higher pretax income, growth in markets with higher state tax rates, and a decrease in available tax credits, partially offset by the tax benefits of the manufacturing deduction created by the American Jobs Creation Act of 2004.
During 2006, 2005 and 2004, we made investments that resulted in benefits in the form of fuel tax credits. Under current tax law, these credits are subject to a phase-out provision that gradually reduces the credits if the annual average price of domestic crude oil increases to a stated phase-out range. The annual average price of domestic crude oil is determined by the Secretary of the Treasury in April for the preceding year. There was no reduction in the tax credits in 2004 and, based on our projections, we do not anticipate a tax credit phase-out for 2005 since the estimated reference price of domestic crude oil is not expected to exceed the beginning of the estimated phase-out range. However, our 2006 effective income tax rate, currently expected to be approximately 35%, may increase in the event oil prices remain at or above current levels and cause tax credits to be reduced.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Historically, we have funded our construction and financial services activities with internally generated cash flows and external sources of debt and equity financing. We also borrow under our $1.5 Billion Credit Facility, and our French subsidiary borrows under various lines of credit. Operating, investing and financing activities used net cash of $64.7 million and $71.2 million in the first quarter of 2006 and 2005, respectively.
Operating Activities. Operating activities used net cash of $472.2 million and $362.3 million during the first three months of 2006 and 2005, respectively. The higher amount of cash used in the first quarter of 2006 reflected our increased investment in inventories to support the expansion of our business. Our uses of operating cash in the first quarter of 2006 included net investments in inventories of $723.0 million (excluding $34.6 million of inventories acquired through seller financing and $67.9 million of inventories of consolidated VIEs), and other operating uses of $8.8 million. The uses of cash were partially offset by earnings of $174.5 million, an increase in accounts payable, accrued expenses and other liabilities of $54.5 million, a decrease in receivables of $13.5 million and various noncash items deducted from net income.
Our uses of operating cash in the first quarter of 2005 included net investments in inventories of $444.2 million (excluding $90.6 million of inventories acquired through seller financing and $.9 million of inventory of consolidated VIEs), a decrease in accounts payable, accrued expenses and other liabilities of $117.5 million, and other operating uses of $22.7 million. Partially offsetting these uses were first quarter earnings of $122.7 million, a decrease in receivables of $76.0 million and various noncash items deducted from net income.
Investing Activities. Investing activities used net cash of $75.3 million in the first three months of 2006 and $24.9 million in the year-earlier period. In the first three months of 2006, $70.5 million was used for investments in unconsolidated joint ventures and $4.8 million was used for net purchases of property and equipment. In the first three months of 2005, $19.0 million was used for investments in unconsolidated joint ventures and $6.1 million was used for net purchases of property and equipment. Partially offsetting these uses were $.2 million of proceeds from other investing activities.
Financing Activities. Financing activities provided net cash of $482.8 million in first three months of 2006 and $315.9 million in the first three months of 2005. In the first quarter of 2006, sources of cash included $615.9 million in net proceeds from short-term borrowings, $52.6 million from the issuance of common stock under employee stock plans and $5.4 million of excess tax benefit from stock-based compensation. These sources were partly offset by $165.4 million used for repurchases of common stock, dividend payments of $20.0 million and payments of $5.7 million to minority interests. On December 8, 2005, our board of directors increased the annual cash dividend on our common stock to $1.00 per share from $.75 per share. The first quarterly dividend at the increased rate of $.25 per quarter was paid on February 23, 2006 to stockholders of record on February 9, 2006.

In the first quarter of 2005, financing activities provided $298.1 million in proceeds from the issuance of $300.0 million of 5 7/8% senior notes due 2015, $36.3 million from the issuance of common stock under employee stock plans and $13.2 million in proceeds from short-term borrowings. Partially offsetting the cash provided were payments of $16.4 million to minority interests, dividend payments of $15.2 million and payments of $.1 million on collateralized mortgage obligations. On December 2, 2004, our board of directors increased the annual cash dividend on our common stock to $.75 per share from $.50 per share. The first quarterly dividend at the increased rate of $.1875 per share was paid on February 24, 2005 to stockholders of record on February 10, 2005.
As of February 28, 2006, we had $730.3 million of outstanding borrowings under our $1.5 Billion Credit Facility and $383.6 million of outstanding letters of credit, leaving us with $386.1 million available. Under unsecured financing agreements totaling $386.5 million, our French subsidiary had $374.2 million available at February 28, 2006.
Capital Resources. Our financial leverage, as measured by the ratio of construction debt to total capital, was 51.8% at February 28, 2006 compared to 52.2% at February 28, 2005. Construction debt to total capital is not a financial measure in accordance with U.S. generally accepted accounting principles (“GAAP”). However, we believe this ratio is preferable to total debt to total capital, the most comparable GAAP measure, in order to maintain comparability with other publicly traded homebuilders. A reconciliation of the non-GAAP measure, construction debt to total capital, to the most comparable GAAP measure, total debt to total capital, follows (in thousands):

	February 28, 2006		February 28, 2005
	Total debt	Construction	Total debt	Construction
	to total	debt to total	to total	debt to total
	capital	capital	capital	capital
Debt:
Construction	$3,116,618	$3,116,618	$2,389,073	$2,389,073
Financial services	—	—	59,665	—

Total debt	$3,116,618	$3,116,618	$2,448,738	$2,389,073

Total debt	$3,116,618	$3,116,618	$2,448,738	$2,389,073
Stockholders’ equity	2,902,959	2,902,959	2,188,283	2,188,283

Total capital	$6,019,577	$6,019,577	$4,637,021	$4,577,356

Ratio	51.8%	51.8%	52.8%	52.2%

We believe we have adequate resources and sufficient credit line facilities to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund our financial services operations and to meet any other needs of our business, both on a short and long-term basis. See discussion of our issuance of $300 Million Senior Notes under “Subsequent Event” below.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
We conduct a portion of our land acquisition, development and other residential and commercial construction activities through participation in unconsolidated joint ventures in which we hold less than a controlling interest. These unconsolidated joint ventures operate in certain markets in the United States and France where our consolidated construction operations are located. Through unconsolidated joint ventures, we reduce and share our risk and also reduce the amount invested in land, while increasing our access to potential future home sites. The use of unconsolidated joint ventures also, in some instances, enables us to acquire land which we might not otherwise obtain or access on as favorable terms, without the participation of a strategic partner. Our partners in these unconsolidated joint ventures are unrelated homebuilders, land developers or other real estate entities.

While we view the use of unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view them as essential to those activities.
We and/or our unconsolidated joint venture partners sometimes obtain certain options or enter into other arrangements under which we can purchase portions of the land held by the unconsolidated joint ventures. Option prices are generally negotiated prices that approximate fair value. We do not include in our income from unconsolidated joint ventures our pro rata share of unconsolidated joint venture earnings resulting from land sales to our homebuilding divisions. We defer recognition of our share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint ventures.
Our investment in unconsolidated joint ventures totaled $348.4 million at February 28, 2006 and $275.4 million at November 30, 2005. These unconsolidated joint ventures had total assets of $2.26 billion and $2.13 billion at February 28, 2006 and November 30, 2005, respectively, and outstanding secured construction debt of approximately $1.34 billion at February 28, 2006 and $1.30 billion at November 30, 2005. In certain instances, we provide varying levels of guarantees on debt of unconsolidated joint ventures. When we or our subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At February 28, 2006, we had payment guarantees related to the third-party debt of three of our unconsolidated joint ventures. One of the unconsolidated joint ventures had aggregate third-party debt of $431.5 million at February 28, 2006, of which each of the joint venture partners guaranteed its pro rata share. Our share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or $209.3 million. The remaining two unconsolidated joint ventures had total third-party debt of $8.7 million at February 28, 2006, of which each of the joint venture partners guaranteed its pro rata share. Our share of this guarantee was 50% or $4.3 million. We also had limited maintenance guarantees of $374.9 million of unconsolidated entity debt at February 28, 2006. The limited maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the unconsolidated joint venture and increase our share of any funds such unconsolidated joint venture distributes.
In the ordinary course of our business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option arrangements allows us to reduce the risks associated with land ownership and development, reduce our financial commitments, including interest and other carrying cost, and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. As of February 28, 2006, excluding consolidated VIEs, we had cash deposits totaling $181.4 million which were associated with land option contracts having an aggregate purchase price of $4.70 billion.
We are often required to obtain bonds and letters of credit in support of our obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water among other things. At February 28, 2006, we had outstanding approximately $1.16 billion and $383.6 million of performance bonds and letters of credit, respectively. We do not believe that any currently outstanding bonds or letters of credit will be called. The expiration dates of letters of credit coincide with the expected completion date of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. Performance bonds do not have stated expiration dates; rather we are released from the bonds as the contractual performance is completed.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2006 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2005.

Subsequent Event
On April 3, 2006, pursuant to our 2004 Shelf Registration, we issued the $300 Million Senior Notes at 99.486% of the principal amount of the notes. The notes, which are due June 15, 2018 with interest payable semi-annually, represent senior unsecured obligations and rank equally in right of payment with all of our existing and future senior unsecured indebtedness and are guaranteed by our Guarantor Subsidiaries. The $300 Million Senior Notes may be redeemed, in whole at any time or from time to time in part at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted at a defined rate, plus in each case, accrued and unpaid interest to the applicable redemption date. We used all of the proceeds from the $300 Million Senior Notes to repay borrowings under our $1.5 Billion Credit Facility.
Outlook
We enter the second quarter of our 2006 fiscal year with a backlog of orders for new homes at a historically high level of 26,536 units, representing a projected revenue value of $7.24 billion. Based on our first quarter financial results and solid backlog, we continue to expect revenue growth for the first half of fiscal year 2006 to be consistent with the growth rates we have experienced over the last several years.
While we remain optimistic for the full year, our outlook is tempered with some caution due to the recent moderation in certain housing markets to what we believe are more sustainable long-term levels. In the first three months of the 2006, we experienced an increase in home order cancellations and a decline in net orders for new homes when compared to the same period last year. We generated 8,719 net orders during the quarter ended February 28, 2006, a decrease of 12% from the 9,901 net orders posted in the corresponding quarter of 2005. These results are consistent with the overall housing market, which has experienced moderating orders in certain markets. However, since we are just entering our prime selling season (February through June), it is still too early in the year to forecast the longer-term sales trend. Nonetheless, we remain cautiously optimistic due to the strength of the economies in our major markets.
We believe the tempering of demand to more sustainable long-term levels is a healthy trend for us and the homebuilding industry and expect the market to move to what we believe is a new equilibrium which will provide a platform for our continuing and sustainable growth. Nonetheless, if the current trends do not improve, we may be required to moderate our revenue guidance for fiscal year 2006. At the same time, we do not anticipate changing our diluted earnings per share guidance for fiscal year 2006. As previously announced in December 2005, our board of directors authorized the repurchase of 10 million shares of common stock. During the first quarter of 2006, we repurchased two million shares pursuant to this authorization in addition to the two million shares repurchased during the fourth quarter of 2005 under our previous authorization. We expect to continue to repurchase shares from time to time based on our assessment of market conditions and buying opportunities.
Forward Looking Statements
Investors are cautioned that certain statements contained in this document, as well as some statements by us in periodic press releases and some oral statements by us to securities analysts and stockholders during presentations are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial or operating performance (including future revenues, unit deliveries, selling prices, expenses, expense ratios, margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of backlog (including amounts that we expect to realize upon delivery of units included in backlog and the timing of those deliveries), potential de novo entry into new markets and the impact of such entry, potential future acquisitions and the impact of completed acquisitions, future share repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.
Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by us due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions, material prices and availability, labor costs and availability, interest rates and our debt levels, the secondary market for loans, consumer confidence, competition, currency exchange rates (insofar as they affect our operations in France), environmental factors and significant natural disasters (including the effect of recent hurricanes on the U.S. housing market and U.S. economy in general), government regulations affecting our operations, the availability and cost of land in desirable areas, violations of our policies, legal or regulatory proceedings or claims, and conditions in the capital, credit and homebuilding markets and other events outside of our control. See our Annual Report on Form 10-K for the year ended November 30, 2005 and our other public filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We primarily enter into debt obligations to support general corporate purposes, including acquisitions, and the operations of our subsidiaries. We are subject to interest rate risk on our senior and senior subordinated notes. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.
The following table sets forth as of February 28, 2006, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (in thousands):

		Weighted Average
Fiscal Year of Expected Maturity	Fixed Rate Debt (1)	Interest Rate
2006	$—	—
2007	—	—
2008	—	—
2009	378,830	8.7%
2010	297,077	7.8%
Thereafter	1,594,666	6.6%

Total	$2,270,573	7.1%

Fair value at February 28, 2006	$2,268,677

(1)	Includes senior and senior subordinated notes.
For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2005.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure the information required to be disclosed by KB Home, including its consolidated entities, in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2006.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended February 28, 2006:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid per Share	or Programs	Programs (1)
December 1 – 31	700,000	$74.08	700,000	9,300,000
January 1 -31	1,438,676	78.95	1,300,000	8,000,000
February 1 – 28	—	—	—	8,000,000

Total	2,138,676	$77.36	2,000,000

On December 8, 2005, our board of directors authorized a new share repurchase program under which we may repurchase up to 10 million shares of our common stock. During the three months ended February 28, 2006, two million shares were repurchased pursuant to this share repurchase program at an aggregate price of $154.4 million. The acquisitions were made in open market transactions.
The total number of shares repurchased during the three months ended February 28, 2006 includes 138,676, or $11.0 million, of previously issued shares delivered to us by employees to satisfy withholding taxes on vested restricted stock. These transactions are not considered repurchases pursuant to our share repurchase program.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2006 Annual Meeting of Stockholders was held on April 6, 2006, at which the following matters set forth in our 2006 Proxy Statement, which was filed with the Securities and Exchange Commission on March 6, 2006 pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below. All numbers reported are shares of our common stock.
(1)	The nominees listed below were elected directors with the respective votes set forth opposite their names:

Nominee	For	Authority Withheld
Mr. Kenneth M. Jastrow, II	82,473,332	589,421

Mr. Bruce Karatz	81,488,801	1,573,952

Ms. Melissa Lora	82,573,551	489,202

Mr. Michael McCaffery	82,544,014	518,739
Mr. Jastrow, Mr. Karatz, Ms. Lora and Mr. McCaffery were elected for a three-year term expiring at the 2009 Annual Meeting of Stockholders.
Mr. Ronald W. Burkle, Dr. Ray R. Irani, Mr. Leslie Moonves and Mr. Luis G. Nogales continue as directors and, if nominated, will next stand for re-election at the 2007 Annual Meeting of Stockholders. Mr. Timothy Finchem, Mr. James A. Johnson and Mr. Terrence Lanni continue as directors and, if nominated, will next stand for re-election at the 2008 Annual Meeting of Stockholders.

(2)	The amendment to the amended certificate of incorporation of KB Home to decrease the number of authorized shares of our common stock from 300 million shares to 290 million shares was approved with 82,553,447 votes for the proposal, 113,307 votes against and 395,999 votes abstaining. A description of the material terms of the amendment to the amended certificate of incorporation of KB Home is set forth in the Company’s 2006 Proxy Statement filed on March 6, 2006 and is incorporated by reference herein.
(3)	The Amended and Restated KB Home 1999 Incentive Plan was approved with 66,383,867 votes for the proposal, 2,350,665 votes against and 551,020 votes abstaining. A description of the material terms of the Amended and Restated KB Home 1999 Incentive Plan is set forth in the Company’s 2006 Proxy Statement filed on March 6, 2006 and is incorporated by reference herein.
(4)	The appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending November 30, 2006 was ratified with 81,687,217 votes for the proposal, 971,047 votes against and 404,489 votes abstaining.
Item 6. Exhibits
Exhibits

10.24	Amended and Restated KB Home 1999 Incentive Plan, filed as Attachment C to the Company’s 2006 Proxy Statement filed on March 6, 2006, is incorporated by reference herein.

31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME

Registrant

Dated April 6, 2006	/s/ BRUCE KARATZ

Bruce Karatz
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated April 6, 2006	/s/ DOMENICO CECERE

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