Form 10-Q
period 2006-05-31
KB HOME
filed 2006-07-07
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2006.
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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 31, 2006.
Common stock, par value $1.00 per share, 91,318,327 shares outstanding, including 12,412,982 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 23,183,707 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts — Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2006	2005	2006	2005
Total revenues	$4,783,721	$3,766,446	$2,592,071	$2,130,326

Construction:
Revenues	$4,774,537	$3,748,806	$2,587,213	$2,120,313
Construction and land costs	(3,539,504)	(2,764,651)	(1,921,189)	(1,552,276)
Selling, general and administrative expenses	(619,079)	(493,783)	(324,237)	(273,285)

Operating income	615,954	490,372	341,787	294,752

Interest income	2,293	1,771	1,113	791
Interest expense, net of amounts capitalized	(15,019)	(6,417)	(10,266)	(4,001)
Minority interests	(29,846)	(33,426)	(18,129)	(19,066)
Equity in pretax income (loss) of unconsolidated joint ventures	5,437	7,779	(318)	2,162

Construction pretax income	578,819	460,079	314,187	274,638

Financial services:
Revenues	9,184	17,640	4,858	10,013
Expenses	(3,237)	(16,662)	(1,490)	(9,638)
Equity in pretax income of unconsolidated joint venture	3,867	—	2,717	—

Financial services pretax income	9,814	978	6,085	375

Total pretax income	588,633	461,057	320,272	275,013
Income taxes	(207,600)	(156,800)	(113,700)	(93,500)

Net income	$381,033	$304,257	$206,572	$181,513

Basic earnings per share	$4.75	$3.76	$2.60	$2.22

Diluted earnings per share	$4.48	$3.47	$2.46	$2.06

Basic average shares outstanding	80,268	80,938	79,522	81,665

Diluted average shares outstanding	85,112	87,750	83,978	88,044

Cash dividends per common share	$.5000	$.3750	$.2500	$.1875

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	May 31,	November 30,
	2006	2005
Assets

Construction:
Cash and cash equivalents	$9,680	$144,783
Trade and other receivables	573,219	580,931
Inventories	7,568,977	6,128,342
Investments in unconsolidated joint ventures	386,312	275,378
Deferred income taxes	201,278	220,814
Goodwill	247,171	242,589
Other assets	155,193	124,150

	9,141,830	7,716,987
Financial services	46,746	29,933

Total assets	$9,188,576	$7,746,920

Liabilities and Stockholders’ Equity

Construction:
Accounts payable	$935,110	$892,727
Accrued expenses and other liabilities	1,464,126	1,338,626
Mortgages and notes payable	3,581,484	2,463,814

	5,980,720	4,695,167

Financial services	54,080	55,131

Minority interests	159,455	144,951

Common stock	114,502	113,905
Paid-in capital	828,776	771,973
Retained earnings	2,961,558	2,620,251
Accumulated other comprehensive income	52,612	28,704
Deferred compensation	—	(13,605)
Grantor stock ownership trust, at cost	(134,887)	(141,266)
Treasury stock, at cost	(828,240)	(528,291)

Total stockholders’ equity	2,994,321	2,851,671

Total liabilities and stockholders’ equity	$9,188,576	$7,746,920

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Six Months Ended May 31,
	2006	2005
Cash flows from operating activities:
Net income	$381,033	$304,257
Adjustments to reconcile net income to net cash used by operating activities:
Equity in pretax income of unconsolidated joint ventures	(9,304)	(7,779)
Distributions of earnings from unconsolidated joint ventures	5,847	4,407
Minority interests	29,846	33,426
Amortization of discounts and issuance costs	2,075	1,941
Depreciation and amortization	9,832	10,160
Provision for deferred income taxes	19,536	898
Excess tax benefit from stock-based compensation	(9,876)	—
Change in assets and liabilities:
Receivables	9,021	130,543
Inventories	(1,181,383)	(795,139)
Accounts payable, accrued expenses and other liabilities	52,020	38,381
Other, net	6,838	(37,455)

Net cash used by operating activities	(684,515)	(316,360)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(111,344)	(32,905)
Net sales of mortgages held for long-term investment	2	188
Payments received on first mortgages and mortgage-backed securities	32	213
Purchases of property and equipment, net	(10,546)	(11,533)

Net cash used by investing activities	(121,856)	(44,037)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short term borrowings	334,258	(17,131)
Proceeds from term loan	400,000	—
Proceeds from issuance of senior notes	298,458	298,071
Payments on collateralized mortgage obligations	(28)	(135)
Payments on mortgages, land contracts and other loans	(65,604)	(47,807)
Issuance of common stock under employee stock plans	65,183	68,846
Payments to minority interests	(15,342)	(34,002)
Excess tax benefit from stock-based compensation	9,876	—
Payments of cash dividends	(39,726)	(30,514)
Repurchases of common stock	(299,949)	(5,013)

Net cash provided by financing activities	687,126	232,315

Net decrease in cash and cash equivalents	(119,245)	(128,082)
Cash and cash equivalents at beginning of period	153,990	234,196

Cash and cash equivalents at end of period	$34,745	$106,114

Summary of cash and cash equivalents:
Construction	$9,680	$76,279
Financial services	25,065	29,835

Total cash and cash equivalents	$34,745	$106,114

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$10,436	$4,154

Income taxes paid	$232,300	$47,474

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$134,536	$113,931

Inventory of consolidated variable interest entities	$124,716	$42,495

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
In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of May 31, 2006, the results of its consolidated operations for the six months and three months ended May 31, 2006 and 2005, and its consolidated cash flows for the six months ended May 31, 2006 and 2005. The results of operations for the six months and three months ended May 31, 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2005 has been taken from the audited financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2005, which are contained in the Company’s 2005 Annual Report to Stockholders on Form 10-K.
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
The following table presents a reconciliation of average shares outstanding (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2006	2005	2006	2005
Basic average shares outstanding	80,268	80,938	79,522	81,665
Net effect of stock options assumed to be exercised	4,844	6,812	4,456	6,379

Diluted average shares outstanding	85,112	87,750	83,978	88,044

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies (continued)
Comprehensive Income
The following table presents the components of comprehensive income (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2006	2005	2006	2005
Net income	$381,033	$304,257	$206,572	$181,513
Foreign currency translation adjustment	23,908	(19,480)	20,821	(20,333)

Comprehensive income	$404,941	$284,777	$227,393	$161,180

The accumulated balances of other comprehensive income in the balance sheets as of May 31, 2006 and November 30, 2005 are comprised solely of cumulative foreign currency translation adjustments of $52.6 million and $28.7 million, respectively.
Reclassifications
Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the 2006 presentation.
2. Stock-Based Compensation
The Company has stock-based employee compensation plans. Under the Company’s current plans, stock options, associated limited appreciation rights, restricted shares of common stock, stock units, other equity-based awards and other incentive awards may be granted to eligible individuals. Stock option awards granted under the plans typically expire 10-15 years after the date of grant. Among other features, the plans contain provisions which are designed to enable the Company to maintain federal tax deductibility for its payment of annual compensation in excess of $1.0 million to certain participating executive officers.
Prior to December 1, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Accordingly, no stock-based compensation expense was recognized in the consolidated income statement for the three months or six months ended May 31, 2005, as all options granted under the Company’s stock-based employee compensation plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective December 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months and six months ended May 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value for each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter ended May 31, 2006: a risk free interest rate of 4.84%; an expected volatility factor for the market price of the Company’s common stock of 41.06%; a dividend yield of 1.95%; and an expected life of five years. The weighted average fair value of each option granted during the quarter ended May 31, 2006 was $24.82. In accordance with the modified prospective transition method, results for prior periods have not been

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Stock-Based Compensation (continued)
restated. As a result of adopting SFAS No. 123(R) on December 1, 2005, the Company’s pretax income and net income for the three months ended May 31, 2006 were $4.0 million and $2.6 million lower, respectively, and its basic and diluted earnings per share for the period were $.03 and $.02 lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. The Company’s pretax income and net income for the six months ended May 31, 2006 were $8.8 million and $5.7 million lower, respectively, and its basic and diluted earnings per share for the period were $.07 and $.05 lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25.
Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption. As a result, the Company classified $9.9 million of excess tax benefits as an operating cash outflow and a financing cash inflow for the six months ended May 31, 2006.
The following table illustrates the effect (in thousands, except per share amounts) on net income and basic and diluted earnings per share if the fair value recognition provisions of SFAS No. 123(R) had been applied to all outstanding and unvested awards in the six months and three months ended May 31, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter ended May 31, 2005: a risk free interest rate of 3.85%; an expected volatility factor for the market price of the Company’s common stock of 43.60%; a dividend yield of 1.11%; and an expected life of seven years. The weighted average fair value of each option granted during the quarter ended May 31, 2005 was $27.07.

	Six Months Ended	Three Months Ended
	May 31,	May 31,
	2005	2005
Net income-as reported	$304,257	$181,513

Deduct stock-based compensation expense determined using the fair value method, net of related tax effects	(9,763)	(5,229)

Pro forma net income	$294,494	$176,284

Earnings per share:

Basic-as reported	$3.76	$2.22

Basic-pro forma	3.64	2.16

Diluted-as reported	3.47	2.06

Diluted-pro forma	3.42	2.02

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Stock-Based Compensation (continued)
The following table summarizes the stock options outstanding as of May 31, 2006 as well as activity during the six months then ended:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	May 31, 2006
	Options	Price	Term	(in thousands)
Options outstanding at beginning of period	9,176,253	$28.16
Granted	82,069	68.19
Exercised	(596,911)	24.16
Cancelled	(60,585)	38.20

Options outstanding at end of period	8,600,826	$28.75	11.6	$200,586

Options exercisable at end of period	6,245,467	$23.76	11.3	$172,993

As of May 31, 2006, there was $16.1 million of total unrecognized compensation cost related to unvested stock option awards.
3. Financial Services
Financial information related to the Company’s financial services segment is as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2006	2005	2006	2005
Revenues:
Interest income	$117	$5,050	$62	$2,501
Title services	3,168	2,161	1,907	1,245
Insurance commissions	4,419	4,066	2,146	1,901
Escrow coordination fees	1,480	1,394	743	752
Mortgage and servicing rights income	—	4,969	—	3,614

Total revenues	9,184	17,640	4,858	10,013

Expenses:
Interest	(29)	(3,129)	(14)	(1,446)
General and administrative	(3,208)	(13,533)	(1,476)	(8,192)

	5,947	978	3,368	375

Equity in pretax income of unconsolidated joint venture	3,867	—	2,717	—

Pretax income	$9,814	$978	$6,085	$375

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Financial Services (continued)

	May 31,	November 30,
	2006	2005
Assets
Cash and cash equivalents	$25,065	$9,207
First mortgages held under commitments of sale and other	1,995	3,338
Investment in unconsolidated joint venture	19,097	15,230
Other assets	589	2,158

Total assets	$46,746	$29,933

Liabilities
Accounts payable and accrued expenses	$53,520	$54,543
Collateralized mortgage obligations secured by mortgage- backed securities	560	588

Total liabilities	$54,080	$55,131

4. Inventories
Inventories consist of the following (in thousands):

	May 31,	November 30,
	2006	2005
Homes, lots and improvements in production	$5,026,763	$4,215,488
Land under development	2,542,214	1,912,854

Total inventories	$7,568,977	$6,128,342

The Company’s interest costs are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2006	2005	2006	2005
Capitalized interest, beginning of period	$228,163	$167,249	$251,563	$189,966
Interest incurred	113,610	85,367	62,044	44,171
Interest expensed	(15,019)	(6,417)	(10,266)	(4,001)
Interest amortized	(53,111)	(38,379)	(29,698)	(22,316)

Capitalized interest, end of period	$273,643	$207,820	$273,643	$207,820

5. Consolidation of Variable Interest Entities
In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (as amended, “FASB Interpretation No. 46(R)”), to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities (referred to as “variable interest entities” or “VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46(R), an enterprise that absorbs a majority of a VIE’s expected losses, receives a majority of a VIE’s expected residual

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

In compliance with FASB Interpretation No. 46(R), the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $358.3 million to inventory and other liabilities in the Company’s consolidated balance sheet at May 31, 2006. The Company’s cash deposits related to these land option contracts totaled $49.7 million at May 31, 2006. Creditors, if any, of these VIEs have no recourse against the Company. As of May 31, 2006, excluding consolidated VIEs, the Company had cash deposits totaling $154.3 million which were associated with land option contracts having an aggregate purchase price of $4.20 billion.

6.	Goodwill

The changes in the carrying amount of goodwill for the six months ended May 31, 2006, are as follows (in thousands):

2006
Balance, beginning of period	$242,589

Goodwill acquired	—

Foreign currency translation	4,582

Balance, end of period	$247,171

7.	Mortgages and Notes Payable

On April 3, 2006, pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission on November 12, 2004 (the “2004 Shelf Registration”), the Company issued $300.0 million of 7 1/4% Senior Notes (the “$300 Million Senior Notes”) at 99.486% of the principal amount of the notes. The notes, which are due June 15, 2018 with interest payable semi-annually, represent senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and are guaranteed by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”). The $300 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (1) 100% of their principal amount and (2) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted at a defined rate, plus in each case, accrued and unpaid interest to the applicable redemption date. The Company used all of the proceeds from the $300 Million Senior Notes to repay borrowings under its $1.50 billion unsecured revolving credit facility (the “$1.5 Billion Credit Facility”).

On April 12, 2006, the Company entered into an unsecured $400.0 million term loan (the “$400 Million Term Loan”), which provides for interest to be paid quarterly at the London Interbank Offered Rate plus an applicable spread. The principal balance of the $400 Million Term Loan is due and payable in full on April 11, 2011.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Mortgages and Notes Payable (continued)

Under the $400 Million Term Loan agreement, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. The Company believes that it is in compliance with these requirements and is not aware of any covenant violations. The Company used all of the proceeds from the $400 Million Term Loan to repay borrowings under the $1.5 Billion Credit Facility.

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

Changes in the Company’s warranty liability are as follows (in thousands):

	Six Months Ended May 31,
	2006	2005
Balance, beginning of period	$131,875	$99,659

Warranties issued	35,067	35,918

Payments and adjustments	(31,680)	(25,210)

Balance, end of period	$135,262	$110,367

In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales and commercial construction that may be affected by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Based on historical evidence, the Company does not believe any of these representations, warranties or guarantees would result in a material effect on its consolidated financial position or results of operations.

The Company is often required to obtain bonds and letters of credit in support of its obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water, among other things. At May 31, 2006, the Company had outstanding approximately $1.21 billion and $437.1 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.

Borrowings outstanding and letters of credit issued under the Company’s $1.5 Billion Credit Facility are guaranteed by the Guarantor Subsidiaries.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Commitments and Contingencies (continued)

The Company conducts a portion of its land acquisition, development and other residential and commercial activities through unconsolidated joint ventures. These unconsolidated joint ventures had total assets of $2.47 billion and outstanding secured construction debt of approximately $1.39 billion at May 31, 2006. In certain instances, the Company provides varying levels of guarantees on the debt of unconsolidated joint ventures. When the Company or its subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At May 31, 2006, the Company had payment guarantees related to the third-party debt of three of its unconsolidated joint ventures. One of the joint ventures had aggregate third-party debt of $439.6 million at May 31, 2006, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or $213.2 million. The remaining two unconsolidated joint ventures had total third-party debt of $7.9 million at May 31, 2006, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of this guarantee was 50% or $4.0 million. The Company’s pro rata share of limited maintenance guarantees of unconsolidated entity debt totaled $176.9 million at May 31, 2006. The limited maintenance guarantees apply only if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture and increase the Company’s share of any funds such unconsolidated joint venture distributes.

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

9.	Stockholders’ Equity

On December 8, 2005, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $1.00 per share from $.75 per share. The first quarterly dividend at the increased rate of $.25 per share was paid on February 23, 2006 to stockholders of record on February 9, 2006.

The Company’s board of directors also authorized a share repurchase program on December 8, 2005 under which the Company may repurchase up to 10 million shares of its common stock. Acquisitions under the share repurchase program may be made in open market or private transactions and will be made from time to time at management’s discretion based on its assessment of market conditions and buying opportunities. During the six months ended May 31, 2006, the Company repurchased four million shares of its common stock under the share repurchase program at an aggregate price of $287.4 million. In addition to the share repurchases in the first half of 2006, which consisted of open market transactions, the Company also retired $12.5 million of common stock obtained in connection with the satisfaction of employee withholding taxes on vested restricted stock.

10.	Recent Accounting Pronouncements

In December 2004, the FASB issued Staff Position 109-1 (“FSP 109-1”), “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” The American Jobs Creation Act provides a 3% deduction on “qualified

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Recent Accounting Pronouncements (continued)

domestic production activities income,” subject to certain limitations and is effective for the Company’s fiscal year ending November 30, 2006. This deduction provides a tax savings against income attributable to domestic production activities, including the construction of real property. When fully phased-in, the deduction will be 9% of “qualified domestic production activities income,” subject to certain limitations. Based on the guidance provided by FSP 109-1, this deduction was accounted for as a special deduction under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” and reduced income tax expense. An estimate of the tax benefit resulting from the new deduction is reflected in the Company’s effective income tax rate for the three months and six months ended May 31, 2006. The Company currently estimates the reduction in its effective income tax rate for the year ending November 30, 2006 to be approximately .8%.

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

11.	Supplemental Guarantor Information

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Supplemental Guarantor Information (continued) Condensed Consolidating Income Statements Six Months Ended May 31, 2006 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$3,256,116	$1,527,605	$—	$4,783,721

Construction:
Revenues	$—	$3,256,116	$1,518,421	$—	$4,774,537
Construction and land costs	—	(2,372,085)	(1,167,419)	—	(3,539,504)
Selling, general and administrative expenses	(77,685)	(313,315)	(228,079)	—	(619,079)

Operating income (loss)	(77,685)	570,716	122,923	—	615,954
Interest expense, net of amounts capitalized	104,786	(80,991)	(38,814)	—	(15,019)
Minority interests	(20,760)	(230)	(8,856)	—	(29,846)
Other income	45	2,540	5,145	—	7,730

Construction pretax income	6,386	492,035	80,398	—	578,819

Financial services pretax income	—	—	9,814	—	9,814

Total pretax income	6,386	492,035	90,212	—	588,633
Income taxes	(2,300)	(173,200)	(32,100)	—	(207,600)
Equity in earnings of subsidiaries	376,947	—	—	(376,947)	—

Net income	$381,033	$318,835	$58,112	$(376,947)	$381,033

Six Months Ended May 31, 2005 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$2,403,884	$1,362,562	$—	$3,766,446

Construction:
Revenues	$—	$2,403,884	$1,344,922	$—	$3,748,806
Construction and land costs	—	(1,713,879)	(1,050,772)	—	(2,764,651)
Selling, general and administrative expenses	(61,993)	(235,771)	(196,019)	—	(493,783)

Operating income (loss)	(61,993)	454,234	98,131	—	490,372
Interest expense, net of amounts capitalized	87,380	(59,069)	(34,728)	—	(6,417)
Minority interests	(10,810)	(13,090)	(9,526)	—	(33,426)
Other income	247	5,012	4,291	—	9,550

Construction pretax income	14,824	387,087	58,168	—	460,079

Financial services pretax income	—	—	978	—	978

Total pretax income	14,824	387,087	59,146	—	461,057
Income taxes	(5,000)	(131,600)	(20,200)	—	(156,800)
Equity in earnings of subsidiaries	294,433	—	—	(294,433)	—

Net income	$304,257	$255,487	$38,946	$(294,433)	$304,257

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Supplemental Guarantor Information (continued) Condensed Consolidating Income Statements Three Months Ended May 31, 2006 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$1,770,934	$821,137	$—	$2,592,071

Construction:
Revenues	$—	$1,770,934	$816,279	$—	2,587,213
Construction and land costs	—	(1,293,095)	(628,094)	—	(1,921,189)
Selling, general and administrative expenses	(38,424)	(171,015)	(114,795)	—	(324,234)

Operating income (loss)	(38,424)	306,824	73,390	—	341,790
Interest expense, net of amounts capitalized	51,675	(41,570)	(20,371)	—	(10,266)
Minority interests	(12,942)	(214)	(4,973)	—	(18,129)
Other income (expense)	21	(57)	828	—	792

Construction pretax income	330	264,983	48,874	—	314,187

Financial services pretax income	—	—	6,085	—	6,085

Total pretax income	330	264,983	54,959	—	320,272
Income taxes	(100)	(94,100)	(19,500)	—	(113,700)
Equity in earnings of subsidiaries	206,342	—	—	(206,342)	—

Net income	$206,572	$170,883	$35,459	$(206,342)	$206,572

Three Months Ended May 31, 2005 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$1,369,596	$760,730	$—	$2,130,326

Construction:
Revenues	$—	$1,369,596	$750,717	$—	$2,120,313
Construction and land costs	—	(970,477)	(581,799)	—	(1,552,276)
Selling, general and administrative expenses	(33,982)	(131,811)	(107,492)	—	(273,285)

Operating income (loss)	(33,982)	267,308	61,426	—	294,752
Interest expense, net of amounts capitalized	43,985	(29,918)	(18,068)	—	(4,001)
Minority interests	(6,261)	(6,921)	(5,884)	—	(19,066)
Other income	130	1,211	1,612	—	2,953

Construction pretax income	3,872	231,680	39,086	—	274,638

Financial services pretax income	—	—	375	—	375

Total pretax income	3,872	231,680	39,461	—	275,013
Income taxes	(1,300)	(78,800)	(13,400)	—	(93,500)
Equity in earnings of subsidiaries	178,941	—	—	(178,941)	—

Net income	$181,513	$152,880	$26,061	$(178,941)	$181,513

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Supplemental Guarantor Information (continued)
Condensed Consolidating Balance Sheets
May 31, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$30,931	$(84,337)	$63,086	$—	$9,680
Trade and other receivables	4,405	172,129	396,685	—	573,219
Inventories	—	5,472,949	2,096,028	—	7,568,977
Other assets	448,256	236,013	305,685	—	989,954

	483,592	5,796,754	2,861,484	—	9,141,830

Financial services	—	—	46,746	—	46,746
Investment in subsidiaries	312,309	—	—	(312,309)	—

Total assets	$795,901	$5,796,754	$2,908,230	$(312,309)	$9,188,576

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$104,193	$1,423,699	$871,344	$—	$2,399,236
Mortgages and notes payable	3,206,828	110,549	264,107	—	3,581,484

	3,311,021	1,534,248	1,135,451	—	5,980,720

Financial services	—	—	54,080	—	54,080
Minority interests	132,643	155	26,657	—	159,455
Intercompany	(5,642,084)	4,262,351	1,379,733	—	—
Stockholders’ equity	2,994,321	—	312,309	(312,309)	2,994,321

Total liabilities and stockholders’ equity	$795,901	$5,796,754	$2,908,230	$(312,309)	$9,188,576

November 30, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$52,851	$1,288	$90,644	$—	$144,783
Trade and other receivables	6,770	182,689	391,472	—	580,931
Inventories	—	4,604,709	1,523,633	—	6,128,342
Other assets	425,820	220,287	216,824	—	862,931

	485,441	5,008,973	2,222,573	—	7,716,987

Financial services	—	—	29,933	—	29,933
Investment in subsidiaries	245,827	—	—	(245,827)	—

Total assets	$731,268	$5,008,973	$2,252,506	$(245,827)	$7,746,920

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$203,015	$1,208,277	$820,061	$—	$2,231,353
Mortgages and notes payable	2,175,535	36,400	251,879	—	2,463,814

	2,378,550	1,244,677	1,071,940	—	4,695,167

Financial services	—	—	55,131	—	55,131
Minority interests	119,693	424	24,834	—	144,951
Intercompany	(4,618,646)	3,763,872	854,774	—	—
Stockholders’ equity	2,851,671	—	245,827	(245,827)	2,851,671

Total liabilities and stockholders’ equity	$731,268	$5,008,973	$2,252,506	$(245,827)	$7,746,920

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Supplemental Guarantor Information (continued)
Condensed Consolidating Statements of Cash Flows
Six Months Ended May 31, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$381,033	$318,835	$58,112	$(376,947)	$381,033
Adjustments to reconcile net income to net cash provided (used) by operating activities	(56,718)	(557,028)	(451,802)	—	(1,065,548)

Net cash provided (used) by operating activities	324,315	(238,193)	(393,690)	(376,947)	(684,515)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(4,985)	(68,924)	(37,435)	—	(111,344)
Other, net	(2,329)	(4,034)	(4,149)	—	(10,512)

Net cash used by investing activities:	(7,314)	(72,958)	(41,584)	—	(121,856)

Cash flows from financing activities:
Net proceeds from credit agreements and other short-term borrowings	332,200	—	2,058	—	334,258
Proceeds from issuance of term loan and senior notes	698,458	—	—	—	698,458
Repurchases of common stock	(299,949)	—	—	—	(299,949)
Other, net	(18,391)	(9,218)	(18,032)	—	(45,641)
Intercompany	(1,051,239)	234,744	439,548	376,947	—

Net cash provided (used) by financing activities:	(338,921)	225,526	423,574	376,947	687,126

Net decrease in cash and cash equivalents	(21,920)	(85,625)	(11,700)	—	(119,245)

Cash and cash equivalents at beginning of period	52,851	1,288	99,851	—	153,990

Cash and cash equivalents at end of period	$30,931	$(84,337)	$88,151	$—	$34,745

Six Months Ended May 31, 2005 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$304,257	$255,487	$38,946	$(294,433)	$304,257
Adjustments to reconcile net income to net cash provided (used) by operating activities	187,721	(643,465)	(169,280)	—	(625,024)

Net cash provided (used) by operating activities	491,978	(387,978)	(130,334)	(294,433)	(320,767)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	2,465	(15,409)	(15,554)	—	(28,498)
Other, net	297	(7,298)	(4,131)	—	(11,132)

Net cash provided (used) by investing activities:	2,762	(22,707)	(19,685)	—	(39,630)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	36,500	—	(53,631)	—	(17,131)
Proceeds from issuance of senior notes	298,071	—	—	—	298,071
Other, net	21,907	(49,678)	(20,854)	—	(48,625)
Intercompany	(916,534)	445,268	176,833	294,433	—

Net cash provided (used) by financing activities:	(560,056)	395,590	102,348	294,433	232,315

Net decrease in cash and cash equivalents	(65,316)	(15,095)	(47,671)	—	(128,082)

Cash and cash equivalents at beginning of period	94,644	(15,102)	154,654	—	234,196

Cash and cash equivalents at end of period	$29,328	$(30,197)	$106,983	$—	$106,114

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from (i) our construction operations in the United States and France and (ii) our domestic financial services operations. The following table presents a summary of our results by financial reporting segment (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2006	2005	2006	2005
Revenues:
Construction	$4,774,537	$3,748,806	$2,587,213	$2,120,313
Financial services	9,184	17,640	4,858	10,013

Total	$4,783,721	$3,766,446	$2,592,071	$2,130,326

Pretax income:
Construction	$578,819	$460,079	$314,187	$274,638
Financial services	9,814	978	6,085	375

Total pretax income	588,633	461,057	320,272	275,013
Income taxes	(207,600)	(156,800)	(113,700)	(93,500)

Net income	$381,033	$304,257	$206,572	$181,513

Diluted earnings per share	$4.48	$3.47	$2.46	$2.06

Our total revenues of $2.59 billion for the three months ended May 31, 2006 rose 22% from $2.13 billion for the three months ended May 31, 2005. For the six months ended May 31, 2006, total revenues increased 27% to $4.78 billion from $3.77 billion in the year-earlier period. The increase in total revenues in the second quarter and first half of 2006 was due to growth in housing revenues resulting from higher unit deliveries and a higher average selling price compared to the same periods of 2005. We delivered 9,032 homes in the second quarter of 2006, up 6% from the 8,535 homes delivered in the year-earlier quarter. The overall average selling price of our homes rose 15% to $284,700 in the second quarter of 2006 from $247,800 in the corresponding period of 2005. During the six months ended May 31, 2006, we delivered 16,937 homes, up 10% from the 15,382 homes delivered in the corresponding period of 2005. Our average selling price for the six months ended May 31, 2006 rose to $280,700, up 16% from $242,700 in the year-earlier period. We use the terms “home” and “unit” to refer to a single-family residence, whether it is a detached or attached single-family home, town home or condominium.
Financial services revenues totaled $4.9 million in the second quarter of 2006 compared to $10.0 million in the second quarter of 2005. In the first half of 2006, revenues from our financial services segment totaled $9.2 million compared to $17.6 million in the first half of 2005. The decrease in financial services revenues reflects the sale of the mortgage banking operations of our wholly owned financial services subsidiary, KB Home Mortgage Company (“KBHMC”), in the fourth quarter of 2005.
Net income for the second quarter of 2006 increased 14% to $206.5 million from $181.5 million in the corresponding period of 2005, driven by revenue growth, partly offset by a decrease in the operating income margin in our construction operations. Our diluted earnings per share for the quarter ended May 31, 2006 rose 19% to $2.46 from $2.06 for the year-earlier quarter. For the first six months of 2006, net income increased 25% to $381.0 million from $304.3 million in the year-earlier period. Diluted earnings per share for the six-month period increased 29% to $4.48 in 2006 from $3.47 in 2005.
The dollar value of our backlog at May 31, 2006 increased 13% to approximately $7.66 billion on 27,412 units, up from approximately $6.79 billion on 27,089 units at May 31, 2005. Backlog value increased in each of our geographic regions on a year-over-year basis.

We repurchased two million shares of our common stock during the second quarter of 2006 at an aggregate price of $133.0 million. Over the six-month period ended May 31, 2006, we repurchased four million shares at an aggregate price of $287.4 million. As of May 31, 2006, we were authorized to repurchase an additional six million shares under our current board-approved share repurchase program.
CONSTRUCTION
The following table presents a summary of selected financial and operational data for our construction segment (dollars in thousands, except average selling price):

	Six Months Ended May 31,		Three Months Ended May 31,
	2006	2005	2006	2005
Revenues:
Housing	$4,754,533	$3,732,911	$2,571,389	$2,114,812
Commercial	—	2,798	—	614
Land	20,004	13,097	15,824	4,887

Total	4,774,537	3,748,806	2,587,213	2,120,313

Costs and expenses:
Construction and land costs
Housing	3,521,753	2,754,827	1,906,692	1,548,627
Commercial	—	1,342	—	(490)
Land	17,751	8,482	14,497	4,139

Subtotal	3,539,504	2,764,651	1,921,189	1,552,276
Selling, general and administrative expenses	619,079	493,783	324,237	273,285

Total	4,158,583	3,258,434	2,245,426	1,825,561

Operating income	$615,954	$490,372	$341,787	$294,752

Unit deliveries	16,937	15,382	9,032	8,535
Average selling price	$280,700	$242,700	$284,700	$247,800
Housing gross margin	25.9%	26.2%	25.8%	26.8%

Selling, general and administrative expenses as a percent of housing revenues	13.0%	13.2%	12.6%	12.9%

Operating income as a percent of construction revenues	12.9%	13.1%	13.2%	13.9%

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three months and six months ended May 31, 2006 and 2005, together with backlog data in terms of units and value by geographical region as of May 31, 2006 and 2005:

	Three Months Ended May 31,
	Deliveries		Net Orders
Region	2006	2005	2006	2005
West Coast	1,579	1,417	1,628	2,025

Southwest	1,813	2,033	1,239	2,457

Central	2,183	2,117	2,723	3,201

Southeast	1,827	1,665	1,899	2,523

France	1,630	1,303	2,419	2,084

Total	9,032	8,535	9,908	12,290

Unconsolidated joint ventures	189	143	66	41

	Six Months Ended May 31,				May 31,
							Backlog - Value
	Deliveries		Net Orders		Backlog - Units		In Thousands
Region	2006	2005	2006	2005	2006	2005	2006	2005
West Coast	3,025	2,512	3,027	3,882	4,256	4,837	$2,200,413	$2,150,227

Southwest	3,365	3,605	2,731	4,597	4,794	5,544	1,473,792	1,428,789

Central	4,018	3,990	5,018	5,742	5,945	5,810	947,562	903,725

Southeast	3,437	2,979	3,753	4,364	5,929	5,665	1,499,091	1,211,460

France	3,092	2,296	4,098	3,606	6,488	5,233	1,537,656	1,098,930

Total	16,937	15,382	18,627	22,191	27,412	27,089	$7,658,514	$6,793,131

Unconsolidated joint ventures	265	353	275	96	397	238	$92,898	$40,460

Construction Revenues
Construction revenues increased by $466.9 million, or 22%, to $2.59 billion in the three months ended May 31, 2006 from $2.12 billion in the corresponding period of 2005. For the six months ended May 31, 2006, construction revenues increased by $1.02 billion, or 27%, to $4.77 billion from $3.75 billion for the six months ended May 31, 2005. The increase in total revenues for the three-month and six-month periods of 2006 compared to the corresponding periods of 2005 resulted from higher housing revenues. Our construction revenues are generated from operations in the United States and France. Our U.S. operating divisions are grouped into four geographic regions: “West Coast” – California; “Southwest” – Arizona, Nevada and New Mexico; “Central” – Colorado, Illinois, Indiana, Louisiana and Texas; and “Southeast” – Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia.
Housing Revenues
Housing revenues for the three months ended May 31, 2006 reached $2.57 billion, increasing $456.6 million, or 22%, from $2.11 billion in the year-earlier period. The increase was driven by a 6% growth in unit deliveries to 9,032 and a 15% increase in our average selling price to $284,700, up from 8,535 and $247,800, respectively, in the year-earlier period. For the six months ended May 31, 2006, housing revenues rose to $4.75 billion, up 27% from $3.73 billion for the six months ended May 31, 2005, on a 10% increase in unit deliveries to 16,937 units from 15,382 units in the year-earlier period and a 16% increase in the average selling price. Our average selling price for the six-month period was $280,700 in 2006 and $242,700 in 2005. Each of our geographic regions generated year-over-year growth in housing revenues and average selling price in the second quarter and first half of 2006. The higher average selling prices in our domestic regions in 2006 resulted from favorable product mix and higher prices throughout the West Coast, Southwest and Southeast regions, and increases in lot premiums and options sold through our KB Home Studios. Housing revenues from our U.S. operations rose 19% to $2.19 billion on 7,402 unit deliveries in the second quarter of 2006 from $1.84 billion on 7,232 unit deliveries in the second quarter of 2005. Housing operations in France generated $385.5 million of housing revenues in the second quarter of 2006, up 41% from the year-earlier quarter. For the six months ended May 31, 2006, housing revenues from our U.S. operations rose 26% to $4.06 billion from $3.23 billion for the year-earlier period as unit deliveries in the first half of 2006 increased 6% to 13,845 from 13,086 in the year-earlier period. Housing operations in France generated revenues of $692.6 million in the first half of 2006, up 39% from the first half of 2005.
•	West Coast – In our West Coast region, housing revenues for the quarter ended May 31, 2006 increased 24% to $790.9 million, up from $637.8 million in the year-earlier quarter, due to an 11% increase in unit deliveries to 1,579 from 1,417 and an 11% increase in the average selling price to $500,900 from $450,100. For the six months ended May 31, 2006, West Coast housing revenues rose 32% to $1.49 billion from $1.13 billion in the year-earlier period due to a 20% increase in unit deliveries to 3,025 from 2,512 and a 10% increase in the average selling price to $494,000 from $449,700.
•	Southwest – Housing revenues from our Southwest region rose 11% to $583.1 million in the second quarter of 2006 from $525.4 million in the second quarter of 2005 due to a 25% increase in the average selling price to $321,600 from $258,400, partly offset by an 11% decrease in unit deliveries. Unit deliveries in the region totaled 1,813 in the second quarter of 2006 versus 2,033 in the second quarter of 2005. In the first half of 2006, Southwest housing revenues increased 21% to $1.08 billion from $892.2 million in the first half of 2005, reflecting a 30% increase in the average selling price to $321,600 from $247,500, partially offset by a 7% decrease in unit deliveries to 3,365 from 3,605.
•	Central – In our Central region, second quarter housing revenues increased 6% to $353.4 million in 2006 from $335.0 million in 2005 due to a 3.1% increase in unit deliveries to 2,183 from 2,117 and a 2% increase in the average selling price to $161,900 from $158,300. In the first half of 2006, housing revenues in our Central region rose 4% to $642.3 million from $618.7 million in the first half of 2005 primarily due a 3% increase in the average selling price to $159,900 from $155,100. Unit deliveries in the Central region totaled 4,018 in the first half of 2006, up slightly from 3,990 in the year-earlier period.
•	Southeast – Housing revenues in our Southeast region rose 34% to $458.4 million in the second quarter of 2006 from $342.5 million in the corresponding period of 2005 due to a 10% increase in unit deliveries to 1,827 from 1,665 and a 22% increase in the average selling price to $250,900 from $205,700. In the first half of 2006, housing revenues in our Southeast region grew 42% to $843.2 million from $594.0 million in the year-earlier period due to a 15% increase in unit deliveries to 3,437 from 2,979 and a 23% increase in the average selling price to $245,300 from $199,400.
•	France – Revenues from French housing operations increased 41% to $385.5 million in the three months ended May 31, 2006 from $274.1 million in the year-earlier period, due to a 25% growth in unit deliveries and a 12% increase in the average selling price. French unit deliveries increased to 1,630 in the second quarter of 2006 from 1,303 in the second quarter of 2005, while the average selling price increased to $236,500 from $210,400, primarily due to a shift in product mix. For the six months ended May 31, 2006, French housing revenues rose 39% to $692.6 million from $498.2 million in the year-earlier period. The increase resulted from 35% growth in unit deliveries to 3,092 from 2,296 and a 3% increase in the average selling price to $224,000 from $217,000.
Commercial Revenues
Our commercial business in France generated no revenues in 2006 compared to $.6 million and $2.8 million generated in the three months and six months ended May 31, 2005, respectively. The decrease in commercial revenues in the second quarter and first half of 2006 reflected diminished activity from our commercial operations in France.

Land Revenues
Our revenues from land sales totaled $15.8 million in the second quarter of 2006 and $4.9 million in the second quarter of 2005. In the first half of 2006, revenues from land sales increased to $20.0 million from $13.1 million in the first half of 2005. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets and prevailing market conditions.
Operating income
Operating income increased $47.0 million, or 16%, to $341.8 million in the three months ended May 31, 2006 from $294.8 million in the corresponding period of 2005 due to higher housing revenues, partly offset by a lower operating margin. As a percentage of construction revenues, operating income decreased .7 percentage points to 13.2% in the second quarter of 2006 from 13.9% in the second quarter of 2005 due to a decrease in our housing gross margin. Gross profits rose $98.0 million, or 17%, to $666.0 million in the second quarter of 2006 from $568.0 million in the year-earlier quarter. Gross profits as a percentage of construction revenues decreased mainly due to a decrease in our housing gross margin to 25.8% in the second quarter of 2006 from 26.8% for the same period of 2005. Commercial operations in France generated no profits during the three months ended May 31, 2006 compared with $1.1 million generated during the three months ended May 31, 2005. Company-wide land sales generated profits of $1.3 million and $.7 million in the second quarter of 2006 and 2005, respectively.
Selling, general and administrative expenses increased to $324.2 million in the three months ended May 31, 2006 from $273.3 million in the corresponding 2005 period. As a percentage of housing revenues, selling, general and administrative expenses improved to 12.6% in the second quarter of 2006 from 12.9% in the year-earlier period.
Operating income increased $125.6 million, or 26%, to $616.0 million in the six months ended May 31, 2006 from $490.4 million in the corresponding period of 2005 driven by higher housing revenues, partly offset by a lower operating margin. As a percentage of construction revenues, operating income decreased slightly to 12.9% in the first half of 2006 from 13.1% in the first half of 2005 due to a decrease in our housing gross margin. Gross profits rose $250.9 million, or 25%, to $1.24 billion in the first six months of 2006 from $984.2 million in the year-earlier period. Gross profits as a percentage of construction revenues decreased mainly due to a decrease in our housing gross margin to 25.9% in the first half of 2006 from 26.2% for the same period of 2005. Commercial operations in France generated no profits during the six months ended May 31, 2006 compared with $1.5 million generated during the six months ended May 31, 2005. Company-wide land sales generated profits of $2.3 million and $4.6 million in the first six months of 2006 and 2005, respectively.
Selling, general and administrative expenses increased to $619.1 million in the six months ended May 31, 2006 from $493.8 million in the corresponding 2005 period. As a percentage of housing revenues, selling, general and administrative expenses improved to 13.0% in the first half of 2006 from 13.2% in the year-earlier period.
Interest Income
Interest income totaled $1.1 million in the second quarter of 2006 and $.8 million in the second quarter of 2005. For the first half of 2006, interest income totaled $2.3 million compared to $1.8 million in the first half of 2005. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.
Interest Expense
Interest expense (net of amounts capitalized) totaled $10.3 million in the second quarter of 2006, up from $4.0 million for the same period of 2005. Gross interest incurred during the three months ended May 31, 2006 increased $17.9 million from the amount incurred in the corresponding period of 2005 due to higher debt levels in 2006. The percentage of interest capitalized was 84% in the second quarter of 2006 and 91% in the second quarter of 2005. In the first half of 2006, interest expense (net of amounts capitalized) totaled $15.0 million, up from $6.4 million for the same period of 2005. Gross interest incurred during the six months ended May 31, 2006 increased $28.2 million from the amount incurred in the corresponding period of 2005 as a result of higher debt levels in 2006. The percentage of interest capitalized in the first half of 2006 decreased to 87% from 93% in the first half of 2005. The decrease in the percentage of interest capitalized in the 2006 periods resulted from slightly higher interest rates and debt levels increasing at a higher rate than land under development due to debt incurred for non-capitalized items such as share repurchases.

Minority Interests
Minority interests totaled $18.1 million in the second quarter of 2006 and $19.1 million in the same period of 2005. For the six months ended May 31, 2006, minority interests totaled $29.8 million compared to $33.4 million for the six months ended May 31, 2005. Minority interests for the three-month and six-month periods ended May 31, 2006 and 2005 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. The decrease in minority interests in 2006 primarily related to decreased activity from a consolidated joint venture in California, partially offset by higher earnings from our publicly-traded French subsidiary. We continue to maintain a controlling interest in our French subsidiary and therefore consolidate these operations in our financial statements. As of May 31, 2006 and 2005, we maintained a 49% equity interest in our French subsidiary and 68% of the voting rights associated with its stock.
Equity in Pretax Income (Loss) of Unconsolidated Joint Ventures
Equity in pretax losses of unconsolidated joint ventures totaled $.3 million in the second quarter of 2006 versus equity in pretax income of unconsolidated joint ventures of $2.2 million in the second quarter of 2005. Our unconsolidated joint ventures recorded combined revenues of $46.9 million in the second quarter of 2006 compared to $33.7 million in the corresponding period of 2005. For the first half of 2006, our equity in pretax income of unconsolidated joint ventures totaled $5.4 million compared to $7.8 million for the same period of 2005. Combined revenues from these joint ventures totaled $154.7 million in the first half of 2006 and $92.7 million in the first half of 2005. Unconsolidated joint venture revenues in 2006 were generated from both residential and commercial activities; in 2005, all unconsolidated joint venture revenues were generated from residential properties. Residential activities performed by our unconsolidated joint ventures generally include buying, developing and selling land. In some cases, our residential unconsolidated joint ventures also construct and deliver homes. Residential unit deliveries from unconsolidated joint ventures totaled 189 in the second quarter of 2006 and 143 in the second quarter of 2005. For the first half of 2006 and 2005, these deliveries totaled 265 and 353, respectively. Commercial activities performed by our unconsolidated joint ventures generally include the development of commercial office buildings. Unconsolidated joint ventures generated combined pretax income of $.3 million in the second quarter of 2006 and $3.3 million in the corresponding period of 2005. In the first six months of 2006 and 2005, unconsolidated joint ventures generated combined pretax income of $13.6 million and $13.2 million, respectively.
FINANCIAL SERVICES
Our financial services segment provides title, escrow coordination and insurance services to our domestic homebuyers and, indirectly through Countrywide KB Home Loans, provides mortgage banking services. On September 1, 2005, we completed the sale of substantially all the mortgage banking assets of KBHMC to Countrywide Financial Corporation (“Countrywide”) and in a separate transaction established Countrywide KB Home Loans, a joint venture with Countrywide. Countrywide KB Home Loans began making loans to our U.S. homebuyers on September 1, 2005, essentially replacing the mortgage banking operations of KBHMC. KB Home and Countrywide each have a 50% ownership interest in the joint venture with Countrywide providing management oversight of the joint venture’s operations. Countrywide KB Home Loans is accounted for as an unconsolidated joint venture in the financial services reporting segment of our financial statements.
The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2006	2005	2006	2005
Revenues	$9,184	$17,640	$4,858	$10,013
Expenses	(3,237)	(16,662)	(1,490)	(9,638)
Equity in pretax income of unconsolidated joint venture	3,867	—	2,717	—

Pretax income	$9,814	$978	$6,085	$375

Total originations*:
Loans		7,736		4,495
Principal		$1,389,964		$819,225
Retention rate		51%		53%

Loans sold to third parties*:
Loans		6,055		3,464
Principal		$989,453		$585,858

*	Information for 2006 is not presented since KBHMC did not directly originate loans subsequent to the sale of all its mortgage banking assets on September 1, 2005.
Revenues
Revenues from our financial services operations were generated from the following sources: interest income; title services; insurance commissions; escrow coordination fees; and sales of mortgage loans and servicing rights. Financial services revenues for the three months ended May 31, 2006 and 2005 included interest income of $.1 million and $2.5 million, respectively. Interest income decreased in the second quarter of 2006 due to the sale of KBHMC’s mortgage banking operations in the fourth quarter of 2005. Interest income in the year-earlier period was earned primarily from first mortgages and mortgage-backed securities held for long-term investment as collateral. Financial services revenues also included revenues from title services, insurance commissions and escrow coordination fees totaling $4.8 million and $3.9 million in the second quarters of 2006 and 2005, respectively. Increased revenues from these services in the second quarter of 2006 were due to higher unit deliveries from our domestic homebuilding operations in the period. Second quarter 2005 financial services revenues also included mortgage and servicing rights income of $3.6 million. Due to the sale of KBHMC’s mortgage banking operations in the fourth quarter of 2005, no mortgage and servicing rights income was generated in the second quarter of 2006.
Financial services revenues for the six-month periods ended May 31, 2006 and 2005 included interest income of $.1 million and $5.1 million, respectively. Interest income decreased in the first half of 2006 as a result of the sale of KBHMC’s mortgage banking operations in the fourth quarter of 2005. Financial services revenues for the six months ended May 31, 2006 and 2005 also included revenues from title services, insurance commissions and escrow coordination fees aggregating $9.1 million and $7.6 million, respectively. Revenues from these services increased in the first half of 2006 due to increased unit deliveries from our domestic homebuilding operations in the period. Financial services revenues for the first half of 2005 also included mortgage and servicing rights income of $4.9 million. No mortgage and servicing rights income was generated in the first half of 2006 due to the sale of KBHMC’s mortgage banking operations in the fourth quarter of 2005.
Expenses
Our financial services segment expenses are comprised of interest expense and general and administrative expenses. Interest expense decreased to negligible amounts for the three- and six-month periods ended May 31, 2006 from $1.5 million and $3.1 million, respectively, for the comparable periods of 2005. General and administrative expenses totaled $1.5 million and $8.2 million in the second quarter of 2006 and 2005, respectively. These expenses totaled $3.2 million in the first half of 2006 versus $13.5 million for the first half of 2005. Current period decreases in both interest expense and general and administrative expenses were primarily due to the sale of KBHMC’s mortgage banking operations in the fourth quarter of 2005.

Equity in Pretax Income of Unconsolidated Joint Venture
We reported equity in pretax income of an unconsolidated joint venture of $2.7 million and $3.9 million for the three- and six-month periods ended May 31, 2006, respectively. These amounts relate to our 50% interest in the Countrywide KB Home Loans joint venture.
INCOME TAXES
Income tax expense totaled $113.7 million in the second quarter of 2006 and $93.5 million in the second quarter of 2005. For the first six months of 2006, income tax expense totaled $207.6 million compared to $156.8 million for the first six months of 2005. These amounts represented effective income tax rates of approximately 35.5% and 35.3% for the three- and six-month periods ended May 31, 2006, respectively, and 34% for the three months and six months ended May 31, 2005. The increase in our effective tax rate in the second quarter and first six months of 2006 was primarily due to higher pretax income, growth in markets with higher state tax rates, a reduction in available tax credits and the application of a 25% phase-out of fuel tax credits, partially offset by the tax benefits of the manufacturing deduction created by the American Jobs Creation Act of 2004.
During 2006, 2005 and 2004, we made investments that resulted in benefits in the form of fuel tax credits. These credits, available under the Internal Revenue Code for the production and sale of synthetic fuel in a given calendar year, are phased out if the Reference Price of a barrel of domestic crude oil for that year falls within a specific range. The Reference Price of domestic crude oil is determined by the Secretary of the Treasury in April for the preceding year. Because the Reference Price of domestic crude oil was below the phase-out range, there was no reduction in the tax credits in 2005 or 2004. However, based on our current projections, we anticipate a tax credit phase-out of approximately 25% for 2006.
The estimated annual average price of oil was used in our projection because we cannot predict with any accuracy the future price of a barrel of domestic crude oil. If the Reference Price of a barrel of oil for 2006 exceeds the applicable phase-out threshold for the year, the tax credits generated in the current year could be further reduced or eliminated. Our 2006 effective income tax rate, currently expected to be approximately 35.5%, may increase in the event oil prices rise above current levels and cause tax credits to be further reduced.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Historically, we have funded our construction and financial services activities with internally generated cash flows and external sources of debt and equity financing. We also borrow under our $1.5 Billion Credit Facility, and our French subsidiary borrows under various lines of credit. Operating, investing and financing activities used net cash of $119.2 million and $128.1 million in the six months ended May 31, 2006 and 2005, respectively.
Operating Activities. Operating activities used net cash of $684.5 million and $316.4 million during the first six months of 2006 and 2005, respectively. The higher amount of cash used in the first half of 2006 reflected our increased investment in inventories to support the expansion of our business. Our uses of operating cash in the first six months of 2006 included net investments in inventories of $1.18 billion (excluding $134.5 million of inventories acquired through seller financing and $124.7 million of inventories of consolidated VIEs). The uses of cash were partially offset by six months’ earnings of $381.0 million, an increase in accounts payable, accrued expenses and other liabilities of $52.0 million, a decrease in receivables of $9.0 million, other operating sources of $6.8 million and various noncash items deducted from net income.
Our uses of operating cash in the first six months of 2005 included net investments in inventories of $795.1 million (excluding $113.9 million of inventories acquired through seller financing and $42.5 million of inventory of consolidated VIEs), a decrease in accounts payable, accrued expenses and other liabilities of $38.4 million and other operating uses of $37.5 million. Partially offsetting the uses of operating cash in the first six months of 2005 were six months’ earnings of $304.3 million, a decrease in receivables of $130.5 million and various noncash items deducted from net income.
Investing Activities. Investing activities used net cash of $121.8 million in the first six months of 2006 and $44.0 million in the year-earlier period. In the first six months of 2006, $111.3 million was used for investments in unconsolidated joint ventures and $10.5 million was used for net purchases of property and equipment. In the first six months of 2005, $32.9 million was used for investments in unconsolidated joint ventures and $11.5 million was used for net purchases of property and equipment. Partially offsetting these uses were $.4 million of proceeds from other investing activities.
Financing Activities. Financing activities provided net cash of $687.1 million in first six months of 2006 and $232.3 million in the first six months of 2005. In the first six months of 2006, sources of cash included $400.0 million in proceeds from the $400 Million Term Loan, $298.4 million in net proceeds from the issuance of the $300 Million Senior Notes, $268.6 million in net proceeds from short-term borrowings, $65.2 million from the issuance of common stock under employee stock plans and $9.9 million of excess tax benefit from stock-based compensation. These sources of cash were partly offset by $299.9 million used for repurchases of common stock, dividend payments of $39.7 million and payments of $15.4 million to minority interests. On December 8, 2005, our board of directors increased the annual cash dividend on our common stock to $1.00 per share from $.75 per share. The first quarterly dividend at the increased rate of $.25 per quarter was paid on February 23, 2006 to stockholders of record on February 9, 2006.
In the first six months of 2005, financing activities provided $298.1 million in proceeds from the issuance of $300.0 million of 5 7/8% senior notes due 2015 and $68.8 million from the issuance of common stock under employee stock plans. Partially offsetting the cash provided were payments of $65.0 million on short-term borrowings, payments of $34.0 million to minority interests, dividend payments of $30.5 million, repurchases of common stock of $5.0 million and payments of $.1 million on collateralized mortgage obligations. On December 2, 2004, our board of directors increased the annual cash dividend on our common stock to $.75 per share from $.50 per share. The first quarterly dividend at the increased rate of $.1875 per share was paid on February 24, 2005 to stockholders of record on February 10, 2005.
As of May 31, 2006, we had $416.3 million of outstanding borrowings under our $1.5 Billion Credit Facility and $437.1 million of outstanding letters of credit, leaving us with $646.6 million of available capacity. Under unsecured financing agreements totaling $428.7 million, our French subsidiary had $412.2 million available at May 31, 2006.
Capital Resources. Our financial leverage, as measured by the ratio of construction debt to total capital, was 54.5% at May 31, 2006 compared to 50.0% at May 31, 2005. Construction debt to total capital is not a financial measure in accordance with U.S. generally accepted accounting principles (“GAAP”). However, we believe this ratio is preferable to total debt to total capital, the most comparable GAAP measure, in order to maintain comparability with other publicly-traded homebuilders. A reconciliation of the non-GAAP measure, construction debt to total capital, to the most comparable GAAP measure, total debt to total capital, follows (in thousands):

	May 31, 2006		May 31, 2005
	Total debt	Construction	Total debt	Construction
	to total	debt to total	to total	debt to total
	capital	capital	capital	capital
Debt:
Construction	$3,581,484	$3,581,484	$2,370,952	$2,370,952
Financial services	—	—	9,047	—

Total debt	$3,581,484	$3,581,484	$2,379,999	$2,370,952

Total debt	$3,581,484	$3,581,484	$2,379,999	$2,370,952
Stockholders’ equity	2,994,321	2,994,321	2,366,273	2,366,273

Total capital	$6,575,805	$6,575,805	$4,746,272	$4,737,225

Ratio	54.5%	54.5%	50.1%	50.0%

We anticipate reducing our investment in land inventory in the second half of 2006 relative to investment levels in the first half and, as we have historically, generating increased cash flows from higher unit deliveries. We also believe we will be able to raise additional capital from outside sources at favorable rates, if necessary. Accordingly, we believe we have adequate resources and sufficient credit line facilities to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund our financial services operations and to meet any other needs of our business, both on a short and long-term basis.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
We conduct a portion of our land acquisition, development and other residential and commercial construction activities through participation in unconsolidated joint ventures in which we hold less than a controlling interest. These unconsolidated joint ventures operate in certain markets in the United States and France where our consolidated construction operations are located. Through unconsolidated joint ventures, we reduce and share our risk and also reduce the amount invested in land, while increasing our access to potential future home sites. In some instances, participating in an unconsolidated joint venture with a strategic partner or partners enables us to acquire land which we might not otherwise obtain or have access to on as favorable terms. Our partners in these unconsolidated joint ventures are unrelated homebuilders, land developers and other real estate entities or other commercial enterprises. While we view our participation in unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view them as essential to those activities.
We and/or our unconsolidated joint venture partners sometimes obtain certain options or enter into other arrangements under which we can purchase portions of the land held by an unconsolidated joint venture. Option prices are generally negotiated prices that approximate fair value. We do not include in our income from unconsolidated joint ventures our pro rata share of unconsolidated joint venture earnings resulting from land sales to our homebuilding divisions. We defer recognition of our share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint ventures.
Our investment in unconsolidated joint ventures totaled $386.3 million at May 31, 2006 and $275.4 million at November 30, 2005. These unconsolidated joint ventures had total assets of $2.47 billion and $2.13 billion at May 31, 2006 and November 30, 2005, respectively, and outstanding secured construction debt of approximately $1.39 billion at May 31, 2006 and $1.30 billion at November 30, 2005. In certain instances, we provide varying levels of guarantees on debt of unconsolidated joint ventures. When we or our subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At May 31, 2006, we had payment guarantees related to the third-party debt of three of our unconsolidated joint ventures. One of the unconsolidated joint ventures had aggregate third-party debt of $439.6 million at May 31, 2006, of which each of the joint venture partners guaranteed its pro rata share. Our share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or $213.2 million. The remaining two unconsolidated joint ventures had total third-party debt of $7.9 million at May 31, 2006, of which each of the joint venture partners guaranteed its pro rata share. Our share of this guarantee was 50% or $4.0 million. Our pro rata share of limited maintenance guarantees of unconsolidated entity debt totaled $176.9 million at May 31, 2006. The limited maintenance guarantees apply only if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture and increase our share of any funds such unconsolidated joint venture distributes.
In the ordinary course of our business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option arrangements allows us to reduce the risks associated with land ownership and development, reduce our financial commitments, including interest and other carrying costs, and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. As of May 31, 2006, excluding consolidated VIEs, we had cash deposits totaling $154.3 million which were associated with land option contracts having an aggregate purchase price of $4.20 billion.
We are often required to obtain bonds and letters of credit in support of our obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water among other things. At May 31, 2006, we had outstanding approximately $1.21 billion and $437.1 million of performance bonds and letters of credit, respectively. We do not believe that any currently outstanding bonds or letters of credit will be called. The expiration dates of letters of credit coincide with the expected completion date of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies and estimates during the three months or six months ended May 31, 2006 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2005, other than those related to our accounting for stock-based compensation.
As discussed in Note 2 to our unaudited consolidated financial statements, effective December 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months and six months ended May 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options, expected stock-price volatility and dividend yield, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options granted using the Black-Scholes option pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock–based compensation expense and our consolidated results of operations could be materially impacted.
Outlook
Our backlog and the disciplines of our KBnxt operational business model continued to drive revenues and earnings in the first half of 2006. We enter the third quarter of our 2006 fiscal year with a backlog of orders for new homes at a historically high level of 27,412 units, representing a projected revenue value of $7.66 billion.
Our outlook is tempered with caution, however, as conditions in many of the markets we serve across the United States have become more challenging in recent months. A number of our markets have been affected by a build-up of new and resale home inventories, higher interest rates and higher cancellation rates, particularly markets that have experienced rapid price appreciation or substantial investor activity, or both, in the past few years. As a result, our sales have been adversely affected. During the quarter ended May 31, 2006, for example, we generated 9,908 net orders, a decrease of 19% from the 12,290 net orders posted in the same quarter last year. Second quarter 2006 net orders from our French operations increased 16% on a year-over-year basis, while our U.S. net orders decreased 27% during the same period.
Within our geographically diverse U.S. business, each market in which we operate has a unique combination of supply/demand/affordability characteristics. While we expect the current negative trends in the U.S. housing market to continue for the remainder of 2006 and, possibly, into 2007, we anticipate individual markets will normalize at different rates depending on the degree of disparity in the balance of these characteristics presently. In the long run, we believe the underlying fundamentals of strong demographics and job growth continue to support favorable domestic housing demand.

Due to these strong fundamentals, expectations of an overall healthy U.S. economy and the geographical diversity of our homebuilding operations, we remain optimistic about the long-term prospects for our business and will continue to adhere to the operating disciplines of our KBnxt operational business model. Following these disciplines, we expect in 2006 to realize greater efficiencies in the home construction cycle, reduce overhead and become more selective in the acquisition and retention of land. We also will remain focused on financial management, cash flow generation and optimizing returns.
As previously announced, in December 2005, our board of directors authorized the repurchase of 10 million shares of common stock. During the first half of 2006, we repurchased four million shares pursuant to this authorization in addition to the two million shares repurchased during the fourth quarter of 2005 under our previous authorization. We expect to continue to repurchase shares from time to time based on our assessment of market conditions and buying opportunities.
Forward Looking Statements
Investors are cautioned that certain statements contained in this document, as well as some statements by us in periodic press releases and some oral statements by us to securities analysts and stockholders during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial or operating performance (including future revenues, unit deliveries, selling prices, expenses, expense ratios, margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of backlog (including amounts that we expect to realize upon delivery of units included in backlog and the timing of those deliveries), potential de novo entry into new markets and the impact of such entry, potential future acquisitions and the impact of completed acquisitions, future share repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.
Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by us due to a number of factors. The principal important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions, material prices and availability, labor costs and availability, interest rates and our debt levels, the secondary market for loans, consumer confidence, competition, currency exchange rates (insofar as they affect our operations in France), environmental factors and significant natural disasters, government regulations affecting our operations, the availability and cost of land in desirable areas, violations of our policies, legal or regulatory proceedings or claims, and conditions in the capital, credit and homebuilding markets and other events outside of our control. See our Annual Report on Form 10-K for the year ended November 30, 2005 and our other public filings with the Securities and Exchange Commission for a further discussion of risks and uncertainties applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We primarily enter into debt obligations to support general corporate purposes, including acquisitions and the operations of our subsidiaries. We are subject to interest rate risk on our senior and senior subordinated notes. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.
The following table sets forth as of May 31, 2006, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated market value (in thousands):

Fiscal Year of		Weighted Average
Expected Maturity	Fixed Rate Debt (1)	Interest Rate
2006	$—	—%
2007	—	—
2008	—	—
2009	392,252	8.7
2010	297,237	7.8
Thereafter	1,893,291	6.7

Total	$2,582,780	7.1%

Fair value at May 31, 2006	$2,523,106

(1)	Includes senior and senior subordinated notes.
For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended November 30, 2005.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure the information required to be disclosed by KB Home, including its consolidated entities, in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2006.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended May 31, 2006:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
March 1 — 31	250,000	$64.95	250,000	7,750,000
April 1 — 30	1,774,515	66.65	1,750,000	6,000,000
May 1 — 31	—	—	—	6,000,000

Total	2,024,515	$66.44	2,000,000

On December 8, 2005, our board of directors authorized a share repurchase program under which we may repurchase up to 10 million shares of our common stock. During the three months ended May 31, 2006, two million shares were repurchased pursuant to this share repurchase program at an aggregate price of $133.0 million. The acquisitions were made in open market transactions.
The total number of shares repurchased during the three months ended May 31, 2006 includes 24,515, or $1.5 million, of common stock obtained in connection with the satisfaction of employee withholding taxes on vested restricted stock. These transactions are not considered repurchases pursuant to our share repurchase program.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2006 Annual Meeting of Stockholders was held on April 6, 2006. The results of the matters voted on at the Annual Meeting were reported in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2006, filed on April 7, 2006, and are incorporated herein by this reference.

Item 6. Exhibits
Exhibits
3.9	Amendment to the Company’s Amended Certificate of Incorporation.

10.28	Form of Non-Qualified Stock Option Agreement under Amended and Restated 1999 Incentive Plan.

10.29	Form of Incentive Stock Option Agreement under Amended and Restated 1999 Incentive Plan.

10.30	Form of Restricted Stock Agreement under Amended and Restated 1999 Incentive Plan.

31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME

Registrant

Dated July 6, 2006	/s/ BRUCE KARATZ

Bruce Karatz
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated July 6, 2006	/s/ DOMENICO CECERE

Domenico Cecere
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS
3.9	Amendment to the Company’s Amended Certificate of Incorporation.

10.28	Form of Non-Qualified Stock Option Agreement under Amended and Restated 1999 Incentive Plan.

10.29	Form of Incentive Stock Option Agreement under Amended and Restated 1999 Incentive Plan.

10.30	Form of Restricted Stock Agreement under Amended and Restated 1999 Incentive Plan.

31.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Bruce Karatz, Chairman and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Senior Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.