Form 10-Q
period 2006-08-31
KB HOME
filed 2007-02-13
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 31, 2006.

Common stock, par value $1.00 per share, 89,463,897 shares outstanding, including 12,372,182 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 25,183,707 shares held in treasury.

KB HOME
FORM 10-Q

EXPLANATORY NOTE

We are restating our consolidated financial statements to reflect additional stock-based compensation expense and related income tax effects relating to annual stock option awards granted since 1998. This Form 10-Q reflects the restatement of our consolidated balance sheet as of November 30, 2005, the related consolidated statements of income for the three and nine months ended August 31, 2005, and the related consolidated statement of cash flows for the nine months ended August 31, 2005. Our Annual Report on Form 10-K for the year ended November 30, 2006 (the “2006 Form 10-K”) to be filed with the Securities and Exchange Commission (“SEC”) reflects the restatement of our consolidated financial position as of November 30, 2005 and our consolidated results of operations and cash flows for the years ended November 30, 2005 and 2004. Our 2006 Form 10-K also includes under Item 6. Selected Financial Data restated financial information as of and for the years ended November 30, 2003 and 2002.

Background

In light of various media reports that stock options had been backdated at a number of public companies, and in conjunction with a request from the Chairman of the Audit and Compliance Committee of our board of directors, in May 2006 our internal legal department began a preliminary review of our annual stock option grant practices.

On July 25, 2006, we commenced a voluntary independent review of our stock option grant practices (the “Stock Option Review”) to determine whether we had used appropriate measurement dates for, among other awards, the twelve annual stock option grants we made from January 1995 to November 2005. The Stock Option Review was directed by a subcommittee of our Audit and Compliance Committee (the “Subcommittee”) — consisting solely of outside directors who have never served on our Management Development and Compensation Committee (the “Compensation Committee”) — with the advice of independent counsel and forensic accountants. The Subcommittee and its advisors conducted 66 interviews, including seven with current and former members of our Compensation Committee, and collected more than 1.2 million documents relating to our stock option grant practices from 64 individuals.

On November 12, 2006, we announced that the Subcommittee had substantially completed its investigation and concluded that we had used incorrect measurement dates for financial reporting purposes for the eight annual stock option grants made since 1998. At the same time, we announced the departure of our Chairman and Chief Executive Officer and our head of human resources.

On December 8, 2006, we filed a Current Report on Form 8-K announcing that our management, in consultation with the Audit and Compliance Committee and after discussion with our independent registered public accounting firm, had determined that our previously issued consolidated financial statements and any related audit reports for the years ended November 30, 2005, 2004 and 2003, and the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended February 28, 2006 and May 31, 2006, should no longer be relied upon and would be restated.

Findings

The evidence developed through the Stock Option Review indicates that our Compensation Committee met in October each year since 1998 to consider and approve annual stock option awards for the next year. At those meetings, our Compensation Committee specifically approved the number of stock options to be granted to our former Chief Executive Officer and other senior management and an unallocated block of stock options to be allocated by our former Chief Executive Officer and our former head of human resources to other employees.

In addition to allocating annual stock options among other employees, starting with the annual stock option grant approved by the Compensation Committee in October 1998, our former Chief Executive Officer and former head of human resources also selected the grant date. The Subcommittee discovered evidence confirming or, in some years, suggesting that hindsight was used to secure favorable exercise prices for seven of the eight annual stock option grants since 1998. Grants in 1999, 2000 and 2001 were made at the lowest closing stock price during the grant month. The Subcommittee discovered direct evidence that the 2001 grant was priced with hindsight to secure favorable pricing, and the Subcommittee concluded that the evidence it reviewed suggests that hindsight pricing was used for the 1999 and 2000 grants as well. The Subcommittee also found that there is evidence that hindsight was used for the three annual grants made from 2003 to 2005, but within a floating three-day window as a result of the SEC’s accelerated filing requirements for reports of stock transactions by executive officers.

Involvement in, and knowledge of, the hindsight pricing practices by our senior management, based on the evidence developed through the Stock Option Review, was limited to our former Chief Executive Officer and our former head of human resources. The Subcommittee concluded that these hindsight pricing practices did not involve any of our current senior management, including our new Chief Executive Officer, our principal financial officer or our principal accounting officer, nor were any of those individuals aware of these practices. The Subcommittee further concluded that none of our other accounting or finance employees were involved in, or aware of, the hindsight pricing practices.

Stock Option Adjustments and Related Actions

As part of its review, the Subcommittee determined whether the correct measurement dates had been used under applicable accounting principles for these options. The “measurement date” means the date on which the option is deemed granted under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”), and related interpretations, and is the first date on which all of the following are known: (a) the individual employee who is entitled to receive the option grant, (b) the number of options that an individual employee is entitled to receive, and (c) the option’s exercise price.

Based on the findings of the Subcommittee, we have changed the measurement dates we use to account for the annual stock option grants since 1998 from the grant dates selected by our former Chief Executive Officer and our former head of human resources to the dates our employees were first notified of their grants. These measurement date changes resulted in an understatement of stock-based compensation expense arising from each of our annual stock option grants since 1998, affecting our consolidated financial statements for each year beginning with our year ended November 30, 1999. We have determined that the aggregate understatement of stock-based compensation expense for the seven-year restatement period from 1999 through 2005 is $36.3 million. In connection with the restatement of our consolidated financial statements to reflect the stock-based compensation adjustments associated with the stock option measurement date changes, we recorded an aggregate increase of $4.8 million in our income tax provision for the seven-year restatement period. This amount represents the cumulative income tax impact related to Internal Revenue Code (“IRC”) Section 162(m), partially offset by the income tax impact of the additional stock-based compensation expense. The stock-based compensation expense and related income tax impacts reduced net income by $41.1 million for the years ended November 30, 1999 through 2005. The related tax effects on our consolidated balance sheet included an increase of $72.3 million in accrued expenses and other liabilities, and a decrease of $77.8 million in stockholders’ equity. See Note 2. Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements in this Form 10-Q for the impacts on our consolidated financial statements.

After considering the application of Section 409A of the IRC to our annual stock option grants, in December 2006 we increased the exercise price of certain annual stock options and will pay the difference to our current employees in the first quarter of our year ended November 30, 2007. This amount is not expected to exceed $7.0 million.

Other Adjustments

In addition to the adjustments related to the Stock Option Review, the restated consolidated financial statements presented herein include an adjustment to increase the income tax provision and reduce goodwill in 2004 and 2005 in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to reflect the income tax benefit realized for the excess of tax-deductible goodwill over the reported amount of goodwill. The aggregate impact of this adjustment on 2004 and 2005 was a $7.8 million increase in the income tax provision with a corresponding reduction in goodwill. This adjustment is not related to the Stock Option Review.

Restatement

We have restated our consolidated financial statements for the years ended November 30, 2005 and 2004 and our quarterly results for the periods to be reflected in our 2006 Form 10-K. Because the impacts of the restatement adjustments extend back to the year ended November 30, 1999, in the restated consolidated financial statements, we have recognized the cumulative stock-based compensation expense and related income tax impact through November 30, 2003 as a net decrease to beginning stockholders’ equity as of December 1, 2003.

The table below reflects the impacts of the restatement adjustments discussed above on our consolidated statements of income for the periods presented below (in thousands):

						Cumulative
						December 1, 1998
	Years Ended November 30,					through
Category of Adjustments:	2005 (a)	2004 (a)	2003 (a)	2002 (a)	2001 (a)	November 30, 2000 (b)

Pretax stock-based compensation expense related to stock option measurement date changes (c)	$5,809	$2,366	$3,443	$6,684	$7,885	$10,092

Income tax impact on measurement date changes	(1,500)	(500)	(700)	(1,200)	(1,400)	(1,800)
Income tax impact related to IRC Section 162(m)	10,300	1,300	100	200	—	—

Total income tax impact related to stock option measurement date changes	8,800	800	(600)	(1,000)	(1,400)	(1,800)
Other income tax adjustments (d)	4,100	3,700	—	—	—	—

Total income tax adjustments	12,900	4,500	(600)	(1,000)	(1,400)	(1,800)

Total net charge to net income	$18,709	$6,866	$2,843	$5,684	$6,485	$8,292

(a)	See Note 2. Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements in this Form 10-Q for additional information regarding the adjustments made to our restated consolidated financial statements.

(b)	The cumulative effect of the stock-based compensation adjustments from December 1, 1998 through November 30, 2000 is reflected as an adjustment to stockholders’ equity in the 2001 period. The following is a summary of the pretax and after-tax expense by year (in thousands):

	Pretax	Income Tax	Net Charge to
Years Ended November 30,	Adjustments	Adjustments	Net Income

1999	$4,319	$(800)	$3,519
2000	5,773	(1,000)	4,773

Cumulative effect	$10,092	$(1,800)	$8,292

(c)	Stock-based compensation expenses have been recorded as adjustments to the selling, general and administrative expenses line item in our consolidated statements of income for each period.

(d)	This represents the income tax impact from a goodwill book/tax difference and is not related to the Stock Option Review.

We have not amended and do not intend to amend any of our previously filed annual or quarterly reports.

As a result of our failure to file this Form 10-Q on a timely basis, we will not be eligible to use our shelf registration statement, or any other registration statement on Form S-3, to offer or sell our securities until we have timely filed all required reports under the Securities Exchange Act of 1934 for the 12 months prior to our use of the registration statement.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts — Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2006	2005	2006	2005
		(as restated)		(as restated)

Total revenues	$7,458,112	$6,291,510	$2,674,391	$2,525,064

Construction:
Revenues	$7,444,500	$6,264,609	$2,669,963	$2,515,803
Construction and land costs	(5,627,454)	(4,593,150)	(2,087,950)	(1,828,499)
Selling, general and administrative expenses	(964,932)	(811,816)	(344,199)	(315,007)

Operating income	852,114	859,643	237,814	372,297
Interest income	3,591	3,032	1,298	1,261
Interest expense, net of amounts capitalized	(18,723)	(10,727)	(3,704)	(4,310)
Minority interests	(45,969)	(55,547)	(16,123)	(22,121)
Equity in pretax income of unconsolidated joint ventures	16,172	10,453	10,735	2,674

Construction pretax income	807,185	806,854	230,020	349,801

Financial services:
Revenues	13,612	26,901	4,428	9,261
Expenses	(4,629)	(24,516)	(1,392)	(7,854)
Equity in pretax income of unconsolidated joint venture	8,925	—	5,058	—

Financial services pretax income	17,908	2,385	8,094	1,407

Total pretax income	825,093	809,239	238,114	351,208
Income taxes	(293,100)	(289,900)	(84,900)	(128,500)

Net income	$531,993	$519,339	$153,214	$222,708

Basic earnings per share	$6.70	$6.37	$1.97	$2.69

Diluted earnings per share	$6.36	$5.88	$1.90	$2.50

Basic average shares outstanding	79,414	81,541	77,724	82,735

Diluted average shares outstanding	83,705	88,322	80,618	89,243

Cash dividends per common share	$.7500	$.5625	$.2500	$.1875

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	August 31,	November 30,
	2006	2005
		(as restated)

ASSETS
Construction:
Cash and cash equivalents	$98,496	$144,783
Trade and other receivables	563,112	580,931
Inventories	7,894,610	6,128,342
Investments in unconsolidated joint ventures	363,065	275,378
Deferred income taxes	189,363	223,091
Goodwill	239,335	234,771
Other assets	179,493	124,150

	9,527,474	7,711,446
Financial services	39,061	29,933

Total assets	$9,566,535	$7,741,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Construction:
Accounts payable	$987,724	$892,727
Accrued expenses and other liabilities	1,573,471	1,410,959
Mortgages and notes payable	3,810,561	2,463,814

	6,371,756	4,767,500

Financial services	49,801	55,131
Minority interests	172,593	144,951
Stockholders’ equity:
Common stock	114,648	113,905
Paid-in capital	813,520	742,978
Retained earnings	3,044,382	2,571,372
Accumulated other comprehensive income	52,504	28,704
Deferred compensation	—	(13,605)
Grantor stock ownership trust, at cost	(134,444)	(141,266)
Treasury stock, at cost	(918,225)	(528,291)

Total stockholders’ equity	2,972,385	2,773,797

Total liabilities and stockholders’ equity	$9,566,535	$7,741,379

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Nine Months Ended August 31,
	2006	2005
		(as restated)

Cash flows from operating activities:
Net income	$531,993	$519,339
Adjustments to reconcile net income to net cash used by operating activities:
Equity in pretax income of unconsolidated joint ventures	(25,097)	(10,453)
Distributions of earnings from unconsolidated joint ventures	12,528	5,600
Gain on sale of investment in unconsolidated joint venture	(27,612)	—
Minority interests	45,969	55,547
Amortization of discounts and issuance costs	3,167	1,863
Depreciation and amortization	14,727	15,642
Provision for deferred income taxes	33,728	10,179
Excess tax benefit associated with exercise of stock options	(8,872)	—
Stock-based compensation expense	15,525	4,539
Inventory impairments and land option cost write-offs	87,910	25,345
Change in assets and liabilities:
Receivables	18,969	126,958
Inventories	(1,563,239)	(1,379,143)
Accounts payable, accrued expenses and other liabilities	187,877	107,610
Other, net	(16,816)	(31,667)

Net cash used by operating activities	(689,243)	(548,641)

Cash flows from investing activities:
Proceeds from sale of investment in unconsolidated joint venture	57,767	—
Investments in unconsolidated joint ventures	(129,437)	(67,388)
Net sales of mortgages held for long-term investment	54	376
Payments received on first mortgages and mortgage-backed securities	48	375
Purchases of property and equipment, net	(15,865)	(15,587)

Net cash used by investing activities	(87,433)	(82,224)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	549,134	(184,632)
Proceeds from term loan	400,000	—
Proceeds from issuance of senior notes	298,458	747,591
Payments on collateralized mortgage obligations	(263)	(270)
Payments on mortgages, land contracts and other loans	(115,314)	(54,194)
Issuance of common stock under employee stock plans	63,827	94,551
Payments to minority interests	(18,327)	(53,872)
Excess tax benefit associated with exercise of stock options	8,872	—
Payments of cash dividends	(58,983)	(46,165)
Repurchases of common stock	(389,934)	(5,013)

Net cash provided by financing activities	737,470	497,996

Net decrease in cash and cash equivalents	(39,206)	(132,869)
Cash and cash equivalents at beginning of period	153,990	234,196

Cash and cash equivalents at end of period	$114,784	$101,327

Summary of cash and cash equivalents:
Construction	$98,496	$60,153
Financial services	16,288	41,174

Total cash and cash equivalents	$114,784	$101,327

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$45,180	$39,118
Income taxes paid	346,707	223,284

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$198,168	$162,242
Inventory of consolidated variable interest entities	73,437	84,526

See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the SEC. Accordingly, certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.

In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) and restatements (as described in Note 2. Restatement of Consolidated Financial Statements) necessary to present fairly the Company’s consolidated financial position as of August 31, 2006, the results of its consolidated operations for the nine months and three months ended August 31, 2006 and 2005, and its consolidated cash flows for the nine months ended August 31, 2006 and 2005. The results of operations for the nine months and three months ended August 31, 2006 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2005 has been taken from the audited consolidated financial statements as of that date, as restated (as described in Note 2. Restatement of Consolidated Financial Statements). These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended November 30, 2006, which are contained in the Company’s 2006 Form 10-K to be filed with the SEC.

Segment information

As of August 31, 2006, the Company identified two reportable segments: construction and financial services. Information for these reportable segments is presented in the Company’s consolidated statements of income, consolidated balance sheets and related notes to consolidated financial statements included herein. These reportable segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon a number of factors, including pretax results.

Earnings per share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding including all potentially dilutive shares issuable under outstanding stock options.

The following table presents a reconciliation of average shares outstanding (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2006	2005	2006	2005

Basic average shares outstanding	79,414	81,541	77,724	82,735
Net effect of stock options assumed to be exercised	4,291	6,781	2,894	6,508

Diluted average shares outstanding	83,705	88,322	80,618	89,243

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Comprehensive income

The following table presents the components of comprehensive income (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2006	2005	2006	2005
		(as restated)		(as restated)

Net income	$531,993	$519,339	$153,214	$222,708
Foreign currency translation adjustment	23,800	(19,736)	(108)	(256)

Comprehensive income	$555,793	$499,603	$153,106	$222,452

The accumulated balances of other comprehensive income in the balance sheets as of August 31, 2006 and November 30, 2005 are comprised solely of cumulative foreign currency translation adjustments of $52.5 million and $28.7 million, respectively.

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the 2006 presentation.

2.	Restatement of Consolidated Financial Statements

The Company is restating its consolidated financial statements to reflect additional stock-based compensation expense and related income tax effects relating to annual stock option awards granted since 1998. These consolidated financial statements reflect the restatement of the Company’s consolidated balance sheet as of November 30, 2005, the related consolidated statements of income for the three and nine months ended August 31, 2005, and the related consolidated statement of cash flows for the nine months ended August 31, 2005.

Background

In light of various media reports that stock options had been backdated at a number of public companies, and in conjunction with a request from the Chairman of the Audit and Compliance Committee of the Company’s board of directors, in May 2006 the Company’s internal legal department began a preliminary review of the Company’s annual stock option grant practices.

On July 25, 2006, the Company commenced the Stock Option Review to determine whether it had used appropriate measurement dates for, among other awards, the twelve annual stock option grants it made from January 1995 to November 2005. The Stock Option Review was directed by the Subcommittee — consisting solely of outside directors who have never served on the Company’s Compensation Committee — with the advice of independent counsel and forensic accountants. The Subcommittee and its advisors conducted 66 interviews, including seven with current and former members of the Company’s Compensation Committee, and collected more than 1.2 million documents relating to the Company’s stock option grant practices from 64 individuals.

On November 12, 2006, the Company announced that the Subcommittee had substantially completed its investigation and concluded that the Company had used incorrect measurement dates for financial reporting purposes for the eight annual stock option grants made since 1998. At the same time, the Company announced the departure of its Chairman and Chief Executive Officer and its head of human resources.

On December 8, 2006, the Company filed a Current Report on Form 8-K announcing that its management, in consultation with the Audit and Compliance Committee and after discussion with its independent registered public accounting firm, had determined that its previously issued consolidated financial statements and any

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

related audit reports for the years ended November 30, 2005, 2004 and 2003, and the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended February 28, 2006 and May 31, 2006, should no longer be relied upon and would be restated.

Findings

The evidence developed through the Stock Option Review indicates that the Company’s Compensation Committee met in October each year since 1998 to consider and approve annual stock option awards for the next year. At those meetings, the Compensation Committee specifically approved the number of stock options to be granted to the Company’s former Chief Executive Officer and other senior management and an unallocated block of stock options to be allocated by its former Chief Executive Officer and former head of human resources to other employees.

In addition to allocating annual stock options among other employees, starting with the annual stock option grant approved by the Compensation Committee in October 1998, the Company’s former Chief Executive Officer and former head of human resources also selected the grant date. The Subcommittee discovered evidence confirming or, in some years, suggesting that hindsight was used to secure favorable exercise prices for seven of the eight annual stock option grants since 1998. Grants in 1999, 2000 and 2001 were made at the lowest closing stock price during the grant month. The Subcommittee discovered direct evidence that the 2001 grant was priced with hindsight to secure favorable pricing, and the Subcommittee concluded that the evidence it reviewed suggests that hindsight pricing was used for the 1999 and 2000 grants as well. The Subcommittee also found that there is evidence that hindsight was used for the three annual grants made from 2003 to 2005, but within a floating three-day window as a result of the SEC’s accelerated filing requirements for reports of stock transactions by executive officers.

Involvement in, and knowledge of, the hindsight pricing practices by the Company’s senior management, based on the evidence developed through the Stock Option Review, was limited to its former Chief Executive Officer and former head of human resources. The Subcommittee concluded that these hindsight pricing practices did not involve any of the Company’s current senior management, including its new Chief Executive Officer, its principal financial officer or its principal accounting officer, nor were any of those individuals aware of these practices. The Subcommittee further concluded that none of the Company’s other accounting or finance employees were involved in, or aware of, the hindsight pricing practices.

Stock Option Adjustments and Related Actions

As part of its review, the Subcommittee determined whether the correct measurement dates had been used under applicable accounting principles for these options. The “measurement date” means the date on which the option is deemed granted under applicable accounting principles, namely APB Opinion No. 25, and related interpretations, and is the first date on which all of the following are known: (a) the individual employee who is entitled to receive the option grant, (b) the number of options that an individual employee is entitled to receive, and (c) the option’s exercise price.

Based on the findings of the Subcommittee, the Company has changed the measurement dates it uses to account for the annual stock option grants since 1998 from the grant dates selected by its former Chief Executive Officer and former head of human resources to the dates its employees were first notified of their grants. These measurement date changes resulted in an understatement of stock-based compensation expense arising from each of the Company’s annual stock option grants since 1998, affecting the Company’s consolidated financial statements for each year beginning with its year ended November 30, 1999. The Company has determined that the aggregate understatement of stock-based compensation expense for the seven-year restatement period from 1999 through 2005 is $36.3 million. In connection with the restatement of its consolidated financial statements to reflect the stock-based compensation adjustments associated with the

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

stock option measurement date changes, the Company recorded an aggregate increase of $4.8 million in its income tax provision for the seven-year restatement period. This amount represents the cumulative income tax impact related to IRC Section 162(m), partially offset by the income tax impact of the additional stock-based compensation expense. The stock-based compensation expense and related income tax impacts reduced net income by $41.1 million for the years ended November 30, 1999 through 2005. The related tax effects on the Company’s consolidated balance sheet included an increase of $72.3 million in accrued expenses and other liabilities, and a decrease of $77.8 million in stockholders’ equity.

After considering the application of Section 409A of the IRC to its annual stock option grants, in December 2006 the Company increased the exercise price of certain annual stock options and will pay the difference to its current employees in the first quarter of its year ended November 30, 2007. This amount is not expected to exceed $7.0 million.

Other Adjustments

In addition to the adjustments related to the Stock Option Review, the restated consolidated financial statements presented herein include an adjustment to increase the income tax provision and reduce goodwill in 2004 and 2005 in accordance with SFAS No. 109 to reflect the income tax benefit realized for the excess of tax-deductible goodwill over the reported amount of goodwill. The aggregate impact of this adjustment on 2004 and 2005 was a $7.8 million increase in the income tax provision with a corresponding reduction in goodwill. This adjustment is not related to the Stock Option Review.

Restatement

The Company has restated its consolidated financial statements for the years ended November 30, 2005 and 2004 and its quarterly results for the periods to be reflected in the 2006 Form 10-K. Because the impacts of the restatement adjustments extend back to the year ended November 30, 1999, in the restated consolidated financial statements, the Company has recognized the cumulative stock-based compensation expense and related income tax impact through November 30, 2004 as a net decrease to beginning stockholders’ equity as of December 1, 2004.

The following table reflects the impacts of the restatement adjustments on the Company’s consolidated statements of income for the periods presented below (in thousands):

			Cumulative
			December 1, 1998
	Nine Months Ended	Three Months Ended	through
Category of Adjustments:	August 31, 2005	August 31, 2005	November 30, 2004

Pretax stock-based compensation expense related to stock option measurement date changes	$4,539	$1,513	$30,470

Income tax impact on measurement date changes	(1,200)	(400)	(5,600)
Income tax adjustments related to IRC Section 162(m)	6,500	2,700	1,600

Total income tax impact related to stock option measurement date changes	5,300	2,300	(4,000)
Other income tax adjustments (a)	2,600	1,000	3,700

Total income tax adjustments	7,900	3,300	(300)

Total net charge to net income	$12,439	$4,813	$30,170

(a)	This represents the income tax impact from a goodwill book/tax difference and is not related to the Stock Option Review.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidated Statements of Income Impact

There was no impact on previously reported revenues. The following table reconciles the Company’s previously reported results to the unaudited restated consolidated statements of income for the nine months and three months ended August 31, 2005 (in thousands, except per share amounts):

	Nine Months Ended			Three Months Ended
	August 31, 2005			August 31, 2005
	As			As
	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated

Total revenues	$6,291,510	$—	$6,291,510	$2,525,064	$—	$2,525,064

Construction:
Revenues	$6,264,609	$—	$6,264,609	$2,515,803	$—	$2,515,803
Construction and land costs	(4,593,150)	—	(4,593,150)	(1,828,499)	—	(1,828,499)
Selling, general and administrative expenses	(807,277)	(4,539)	(811,816)	(313,494)	(1,513)	(315,007)

Operating income	864,182	(4,539)	859,643	373,810	(1,513)	372,297

Interest income	3,032	—	3,032	1,261	—	1,261
Interest expense, net of amounts capitalized	(10,727)	—	(10,727)	(4,310)	—	(4,310)
Minority interests	(55,547)	—	(55,547)	(22,121)	—	(22,121)
Equity in pretax income of unconsolidated joint ventures	10,453	—	10,453	2,674	—	2,674

Construction pretax income	811,393	(4,539)	806,854	351,314	(1,513)	349,801

Financial services:
Revenues	26,901	—	26,901	9,261	—	9,261
Expenses	(24,516)	—	(24,516)	(7,854)	—	(7,854)

Financial services pretax income	2,385	—	2,385	1,407	—	1,407

Total pretax income	813,778	(4,539)	809,239	352,721	(1,513)	351,208
Income taxes	(282,000)	(7,900)	(289,900)	(125,200)	(3,300)	(128,500)

Net income	$531,778	$(12,439)	$519,339	$227,521	$(4,813)	$222,708

Basic earnings per share	$6.52	$(.15)	$6.37	$2.75	$(.06)	$2.69

Diluted earnings per share	$6.02	$(.14)	$5.88	$2.55	$(.05)	$2.50

Basic average shares outstanding	81,541	—	81,541	82,735	—	82,735

Diluted average shares outstanding	88,322	—	88,322	89,243	—	89,243

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidated Balance Sheet Impact

The following table reconciles the unaudited consolidated balance sheet previously reported to the restated amounts as of November 30, 2005 (in thousands):

	November 30, 2005
	As
	previously		As
	reported	Adjustments	restated

Assets
Construction:
Cash and cash equivalents	$144,783	$—	$144,783
Trade and other receivables	580,931	—	580,931
Inventories	6,128,342	—	6,128,342
Investments in unconsolidated joint ventures	275,378	—	275,378
Deferred income taxes	220,814	2,277	223,091
Goodwill	242,589	(7,818)	234,771
Other assets	124,150	—	124,150

	7,716,987	(5,541)	7,711,446
Financial services	29,933	—	29,933

Total assets	$7,746,920	$(5,541)	$7,741,379

Liabilities and Stockholders’ Equity
Construction:
Accounts payable	$892,727	$—	$892,727
Accrued expenses and other liabilities	1,338,626	72,333	1,410,959
Mortgages and notes payable	2,463,814	—	2,463,814

	4,695,167	72,333	4,767,500

Financial services	55,131	—	55,131
Minority interests	144,951	—	144,951
Stockholders’ equity:
Common stock	113,905	—	113,905
Paid-in capital	771,973	(28,995)	742,978
Retained earnings	2,620,251	(48,879)	2,571,372
Accumulated other comprehensive income	28,704	—	28,704
Deferred compensation	(13,605)	—	(13,605)
Grantor stock ownership trust, at cost	(141,266)	—	(141,266)
Treasury stock, at cost	(528,291)	—	(528,291)

Total stockholders’ equity	2,851,671	(77,874)	2,773,797

Total liabilities and stockholders’ equity	$7,746,920	$(5,541)	$7,741,379

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Consolidated Statement of Cash Flows Impact

The following table reconciles the unaudited consolidated statement of cash flows previously reported for the nine months ended August 31, 2005 to the restated amounts (in thousands):

	Nine Months Ended
	August 31, 2005
	As
	previously		As
	reported	Adjustments	restated

Cash flows from operating activities:
Net income	$531,778	$(12,439)	$519,339
Adjustments to reconcile net income to net cash used by operating activities:
Equity in pretax income of unconsolidated joint ventures	(10,453)	—	(10,453)
Distributions of earnings from unconsolidated joint ventures	5,600	—	5,600
Minority interests	55,547	—	55,547
Amortization of discounts and issuance costs	1,863	—	1,863
Depreciation and amortization	15,642	—	15,642
Provision for deferred income taxes	10,179	—	10,179
Stock-based compensation expense	—	4,539	4,539
Inventory impairments and land option cost write-offs	25,345	—	25,345
Change in:
Receivables	126,958	—	126,958
Inventories	(1,379,143)	—	(1,379,143)
Accounts payable, accrued expenses and other liabilities	102,310	5,300	107,610
Other, net	(34,267)	2,600	(31,667)

Net cash used by operating activities	(548,641)	—	(548,641)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(67,388)	—	(67,388)
Net sales of mortgages held for long-term investment	376	—	376
Payments received on first mortgages and mortgage-backed securities	375	—	375
Purchases of property and equipment, net	(15,587)	—	(15,587)

Net cash used by investing activities	(82,224)	—	(82,224)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(184,632)	—	(184,632)
Proceeds from issuance of senior notes	747,591	—	747,591
Payments on collateralized mortgage obligations	(270)	—	(270)
Payments on mortgages, land contracts and other loans	(54,194)	—	(54,194)
Issuance of common stock under employee stock plans	94,551	—	94,551
Payments to minority interests	(53,872)	—	(53,872)
Payments of cash dividends	(46,165)	—	(46,165)
Repurchases of common stock	(5,013)	—	(5,013)

Net cash provided by financing activities	497,996	—	497,996

Net decrease in cash and cash equivalents	(132,869)	—	(132,869)
Cash and cash equivalents at beginning of period	234,196	—	234,196

Cash and cash equivalents at end of period	$101,327	$—	$101,327

Summary of cash and cash equivalents:
Construction	$60,153	$—	$60,153
Financial services	41,174	—	41,174

Total cash and cash equivalents	$101,327	$—	$101,327

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$39,118	$—	$39,118
Income taxes paid	223,284	—	223,284

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$162,242	$—	$162,242
Inventory of consolidated variable interest entities	84,526	—	84,526

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

3.	Stock-Based Compensation

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

Prior to December 1, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Effective December 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No.  123(R), “Share Based Payment” (“SFAS No. 123(R)”) using the modified prospective transition method. Under that transition method, compensation expense recognized in the three months and nine months ended August 31, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value for each option was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter ended August 31, 2006: a risk free interest rate of 4.63%; an expected volatility factor for the market price of the Company’s common stock of 41.06%; a dividend yield of 2.34%; and an expected life of five years. The weighted average fair value of each option granted during the quarter ended August 31, 2006 was $18.17. As a result of adopting SFAS No. 123(R) on December 1, 2005, the Company’s pretax income and net income for the three months ended August 31, 2006 were $4.3 million and $2.8 million lower, respectively, and its basic and diluted earnings per share for the period were $.03 and $.02 lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25. The Company’s pretax income and net income for the nine months ended August 31, 2006 were $13.0 million and $8.5 million lower, respectively, and its basic and diluted earnings per share for the period were $.11 and $.07 lower, respectively, than if it had continued to account for stock-based compensation under APB Opinion No. 25.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows. SFAS No. 123(R) requires the tax benefit resulting from tax deductions in excess of the compensation expense recognized for those options (“excess tax benefit”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption. As a result, the Company classified $8.9 million of excess tax benefit as an operating cash outflow and a financing cash inflow for the nine months ended August 31, 2006.

The following table illustrates the effect (in thousands, except per share amounts) on net income and basic and diluted earnings per share if the fair value recognition provisions of SFAS No. 123(R) had been applied to all outstanding and unvested awards in the nine months and three months ended August 31, 2005. For purposes of this pro forma disclosure, the value of the options was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during the quarter ended August 31, 2005: a risk free interest rate of 3.97%; an expected volatility factor for the market price of the Company’s common

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

stock of 42.54%; a dividend yield of 1.01%; and an expected life of seven years. The weighted average fair value of each option granted during the quarter ended August 31, 2005 was $30.49.

	Nine Months Ended	Three Months Ended
(in thousands, except per share amounts)	August 31, 2005	August 31, 2005

Net income, as restated	$519,339	$222,708
Add: Stock-based compensation expense included in restated net income, net of related tax effects (a)	3,339	1,113
Deduct: Stock-based compensation expense determined using the fair value method, net of related tax effects (a)	(15,108)	(4,721)

Pro forma net income, as restated	$507,570	$219,100

Earnings per share:
Basic-as restated	$6.37	$2.69
Basic-pro forma, as restated	6.22	2.59
Diluted-as restated	5.88	2.50
Diluted-pro forma, as restated	5.78	2.46

(a)	Includes adjustments to reflect the impact of the Stock Option Review as discussed in Note 2. Restatement of Consolidated Financial Statements.

The following table summarizes the stock options outstanding as of August 31, 2006, as well as activity during the nine months then ended:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	August 31,
	Options	Price	Life	2006
				(in thousands)

Options outstanding at beginning of period	9,176,253	$28.16
Granted	85,569	67.53
Exercised	(742,481)	24.17
Cancelled	(78,113)	37.88

Options outstanding at end of period	8,441,228	$28.82	11.3	$130,509

Options exercisable at end of period	6,197,795	$23.96	11.1	$119,444

As of August 31, 2006, there was $11.4 million of total unrecognized stock-based compensation expense related to unvested stock option awards.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

4.	Financial Services

Financial information related to the Company’s financial services segment is as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2006	2005	2006	2005

Revenues:
Interest income	$175	$7,597	$58	$2,547
Title services	4,866	3,817	1,698	1,656
Insurance commissions	6,240	5,610	1,821	1,544
Escrow coordination fees	2,331	2,208	851	814
Mortgage and servicing rights income	—	7,669	—	2,700

Total revenues	13,612	26,901	4,428	9,261
Expenses:
Interest	(43)	(4,849)	(14)	(1,720)
General and administrative	(4,586)	(19,667)	(1,378)	(6,134)

	8,983	2,385	3,036	1,407
Equity in pretax income of unconsolidated joint venture	8,925	—	5,058	—

Pretax income	$17,908	$2,385	$8,094	$1,407

	August 31,	November 30,
	2006	2005

Assets
Cash and cash equivalents	$16,288	$9,207
First mortgages held under commitments of sale and other	2,086	3,338
Investment in unconsolidated joint venture	20,060	15,230
Other assets	627	2,158

Total assets	$39,061	$29,933

Liabilities
Accounts payable and accrued expenses	$49,477	$54,543
Collateralized mortgage obligations secured by mortgage-backed securities	324	588

Total liabilities	$49,801	$55,131

5.	Inventories

Inventories consist of the following (in thousands):

	August 31,	November 30,
	2006	2005

Homes, lots and improvements in production	$5,294,915	$4,215,488
Land under development	2,599,695	1,912,854

Total inventories	$7,894,610	$6,128,342

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s interest costs are as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2006	2005	2006	2005

Capitalized interest, beginning of period	$228,163	$167,249	$273,643	$207,820
Interest incurred	182,697	132,556	69,087	47,189
Interest expensed	(18,723)	(10,727)	(3,704)	(4,310)
Interest amortized	(83,940)	(67,707)	(30,829)	(29,328)

Capitalized interest, end of period	$308,197	$221,371	$308,197	$221,371

6.	Asset Impairments

The Company reviews inventory and other long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the quarter ended August 31, 2006, the Company recognized a non-cash charge of $49.3 million related to the impairment of inventory and abandonment of land option contracts that the Company no longer plans to exercise. The inventory and land option contracts are located in markets where conditions have become challenging, mainly as a result of excess supply of new and resale homes in the face of a moderate demand for new homes. The non-cash charge was included in construction and land costs in the construction segment of the Company’s consolidated statement of income. The Company also recognized a non-cash charge of $19.3 million in the third quarter of 2006 associated with the impairment of its investment in two unconsolidated joint ventures which operate in markets that have become increasingly difficult. The impairment charge relating to unconsolidated joint ventures is included in equity in pretax income of unconsolidated joint ventures in the construction segment of the Company’s consolidated statement of income.

7.	Consolidation of Variable Interest Entities

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (as amended, “FASB Interpretation No. 46(R)”), to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities (referred to as “variable interest entities” or “VIEs”) in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46(R), an enterprise that absorbs a majority of a VIE’s expected losses, receives a majority of a VIE’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and must consolidate the entity in its financial statements. In the ordinary course of its business, the Company enters into land option contracts in order to procure land for the construction of homes. Under such land option contracts, the Company will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of the Company’s land option contracts may create a variable interest for the Company, with the land seller being identified as a VIE.

In compliance with FASB Interpretation No. 46(R), the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

to be the primary beneficiary, added $307.0 million to inventory and accrued expenses and other liabilities in the Company’s consolidated balance sheet at August 31, 2006. The Company’s cash deposits related to these land option contracts totaled $45.0 million at August 31, 2006. Creditors, if any, of these VIEs have no recourse against the Company. As of August 31, 2006, excluding consolidated VIEs, the Company had cash deposits totaling $141.0 million that were associated with land option contracts having an aggregate purchase price of $3.61 billion.

8.	Goodwill

The changes in the carrying amount of goodwill for the nine months ended August 31, 2006, are as follows (in thousands):

2006
(as restated)

Balance, beginning of period	$234,771
Goodwill acquired	—
Foreign currency translation	4,564

Balance, end of period	$239,335

9.	Mortgages and Notes Payable

On April 3, 2006, pursuant to its universal shelf registration statement filed with the Securities and Exchange Commission on November 12, 2004 (the “2004 Shelf Registration”), the Company issued $300.0 million of 7 1/4% Senior Notes (the “$300 Million Senior Notes”) at 99.486% of the principal amount of the notes. The notes, which are due June 15, 2018 with interest payable semi-annually, represent senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and are guaranteed jointly and severally by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”) on a senior unsecured basis. The $300 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. The Company used all of the proceeds from the $300 Million Senior Notes to repay borrowings under its $1.50 billion unsecured revolving credit facility (the “$1.5 Billion Credit Facility”).

On April 12, 2006, the Company entered into an unsecured $400.0 million term loan (the “$400 Million Term Loan”), which provides for interest to be paid quarterly at the London Interbank Offered Rate plus an applicable spread. The principal balance of the $400 Million Term Loan is due and payable in full on April 11, 2011. Under the $400 Million Term Loan agreement, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. Upon delivery of these consolidated financial statements to the lenders, the Company believes it will be in compliance with all of these requirements. The Company used all of the proceeds from the $400 Million Term Loan to repay borrowings under the $1.5 Billion Credit Facility.

As a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended August 31, 2006, the Company cannot use the 2004 Shelf Registration, or any other registration statement on Form S-3, to offer or sell securities until it has timely filed all required reports under the Securities Exchange Act of 1934 for the 12 months prior to its use of the registration statement.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

10.	Commitments and Contingencies

The Company provides a limited warranty on all of its homes. The specific terms and conditions of warranties vary depending upon the market in which the Company does business. For homes sold in the United States, the Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home such as appliances. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

The changes in the Company’s warranty liability are as follows (in thousands):

	Nine Months Ended August 31,
	2006	2005

Balance, beginning of period	$131,875	$99,659
Warranties issued	53,986	55,385
Payments and adjustments	(45,558)	(37,972)

Balance, end of period	$140,303	$117,072

In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales and commercial construction and mortgage loan originations and sales that may be affected by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Based on historical evidence, the Company does not believe any of these representations, warranties or guarantees would result in a material effect on its consolidated financial position or results of operations.

The Company is often required to obtain bonds and letters of credit in support of its obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water, among other things. At August 31, 2006, the Company had outstanding approximately $1.26 billion and $469.2 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.

Borrowings outstanding and letters of credit issued under the Company’s $1.5 Billion Credit Facility are guaranteed by the Guarantor Subsidiaries.

The Company conducts a portion of its land acquisition, development and other residential and commercial activities through unconsolidated joint ventures. These unconsolidated joint ventures had total assets of $2.48 billion and outstanding secured construction debt of approximately $1.38 billion at August 31, 2006. In certain instances, the Company provides varying levels of guarantees on the debt of unconsolidated joint ventures. When the Company or its subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At August 31, 2006, the Company had payment guarantees related to the third-party debt of three of its unconsolidated joint ventures. One of the unconsolidated joint ventures had aggregate third-party debt of $460.1 million at August 31, 2006, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or $223.1 million. The remaining two unconsolidated joint ventures had total third-party debt of

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$12.8 million at August 31, 2006, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of this guarantee was 50% or $6.4 million. The Company’s pro rata share of limited maintenance guarantees of unconsolidated entity debt totaled $159.4 million at August 31, 2006. The limited maintenance guarantees apply only if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture and increase the Company’s share of any funds such unconsolidated joint venture distributes.

11.	Legal Matters

Derivative Litigation

On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans. Defendants have not yet responded to the complaints. The Company and the parties have agreed to a stipulation and proposed order that was submitted to the court on January 5, 2007, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, the Company’s former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect, and that the order shall be effective upon entry by the court and expire on March 31, 2007, unless otherwise agreed in writing. The court entered the order on January 22, 2007. In connection with the entry of this order, the plaintiffs agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007.

On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On November 6, 2006, the court entered an order that, among other things, consolidated these two cases and specified that defendants’ response to the consolidated complaint would be due within 45 days after service of the consolidated complaint. On January 9, 2007, plaintiffs filed their consolidated complaint. Defendants have not yet responded to the complaint, and discovery has not commenced.

SEC Investigation

In August 2006, the Company announced that it had received an informal inquiry from the SEC relating to its stock option grant practices. In January 2007, the Company was informed that the SEC is now conducting a formal investigation of this matter. The Company has cooperated with the SEC regarding this matter and intends to continue to do so.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Storm Water Matter

In January 2003, the Company received a request for information from the Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. Several other public homebuilders have received similar requests. The request sought information about storm water pollution control program implementation at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the U.S. Department of Justice (“DOJ”) tentatively asserted that certain regulatory requirements applicable to storm water discharges had been violated on certain occasions at certain of the Company’s construction sites, and civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect the Company to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. The Company has defenses to the claims that have been asserted and is exploring methods of resolving the matter. The Company believes that the costs associated with the claims are not likely to be material to its consolidated financial position or results of operations.

12.	Stockholders’ Equity

On December 8, 2005, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $1.00 per share from $.75 per share. During 2006, quarterly dividends at the increased rate of $.25 per share were paid on February 23, 2006, May 25, 2006 and August 24, 2006 to stockholders of record on February 9, 2006, May 11, 2006 and August 10, 2006, respectively.

The Company’s board of directors also authorized a share repurchase program on December 8, 2005 under which the Company may repurchase up to 10 million shares of its common stock. Acquisitions under the share repurchase program may be made in open market or private transactions from time to time at management’s discretion based on its assessment of market conditions and buying opportunities. During the nine months ended August 31, 2006, the Company repurchased six million shares of its common stock under the share repurchase program at an aggregate price of $377.4 million. However, in connection with the Stock Option Review, the board of directors suspended the share repurchase program. In addition to the share repurchases in the first nine months of 2006, which consisted of open market transactions, the Company also acquired $12.5 million of common stock obtained in connection with the satisfaction of employee withholding taxes on vested restricted stock.

13.	Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (a) the substantive ability to

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (b) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (a) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (b) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. Implementation of EITF 04-5 did not have a material impact on the Company’s consolidated financial position or results of operations for the nine months ended August 31, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FASB Interpretation No. 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of adopting FASB Interpretation No. 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), which requires companies to (a) recognize the funded status of a benefit plan (measured as the difference between the fair value of plan assets and the benefit obligation) in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets as of the date of the company’s statement of financial position, and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for companies with publicly traded securities as of the end of the fiscal year ending after December 15, 2006. The Company does not expect that adoption of SFAS No. 158 will have a material effect on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company is currently evaluating the potential impact of adopting SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company is currently evaluating the potential impact of adopting SAB No. 108 on its consolidated financial position and results of operations.

In November 2006, the EITF ratified Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66 for Sales of Condominiums” (“EITF 06-8”), which states that adequacy of the buyer’s investment under Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), should be assessed in determining whether to recognize profit under the

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

percentage-of-completion method on the sale of individual units in a condominium project. EITF 06-8 could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. The Company is currently evaluating the potential impact of adopting EITF 06-8 on its consolidated financial position and results of operations.

14.	Supplemental Guarantor Information

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

Condensed Consolidating Income Statement
Nine Months Ended August 31, 2006
(in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$5,068,155	$2,389,957	$—	$7,458,112

Construction:
Revenues	$—	$5,068,155	$2,376,345	$—	$7,444,500
Construction and land costs	—	(3,776,996)	(1,850,458)	—	(5,627,454)
Selling, general and administrative expenses	(122,714)	(493,994)	(348,224)	—	(964,932)

Operating income (loss)	(122,714)	797,165	177,663	—	852,114
Interest expense, net of amounts capitalized	162,881	(120,700)	(60,904)	—	(18,723)
Minority interests	(33,699)	(250)	(12,020)	—	(45,969)
Other income (expense)	27,659	(14,309)	6,413	—	19,763

Construction pretax income	34,127	661,906	111,152	—	807,185
Financial services pretax income	—	—	17,908	—	17,908

Total pretax income	34,127	661,906	129,060	—	825,093
Income taxes	(14,800)	(233,000)	(45,300)	—	(293,100)
Equity in earnings of subsidiaries	512,666	—	—	(512,666)	—

Net income	$531,993	$428,906	$83,760	$(512,666)	$531,993

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Income Statement
Nine Months Ended August 31, 2005
(in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
	(as restated)				(as restated)

Revenues	$—	$4,035,415	$2,256,095	$—	$6,291,510

Construction:
Revenues	$—	$4,035,415	$2,229,194	$—	$6,264,609
Construction and land costs	—	(2,862,491)	(1,730,659)	—	(4,593,150)
Selling, general and administrative expenses	(108,715)	(387,872)	(315,229)	—	(811,816)

Operating income (loss)	(108,715)	785,052	183,306	—	859,643
Interest expense, net of amounts capitalized	137,851	(95,734)	(52,844)	—	(10,727)
Minority interests	(20,187)	(21,300)	(14,060)	—	(55,547)
Other income	439	5,926	7,120	—	13,485

Construction pretax income	9,388	673,944	123,522	—	806,854
Financial services pretax income	—	—	2,385	—	2,385

Total pretax income	9,388	673,944	125,907	—	809,239
Income taxes	(12,700)	(233,200)	(44,000)	—	(289,900)
Equity in earnings of subsidiaries	522,651	—	—	(522,651)	—

Net income	$519,339	$440,744	$81,907	$(522,651)	$519,339

Condensed Consolidating Income Statement
Three Months Ended August 31, 2006
(in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,812,039	$862,352	$—	$2,674,391

Construction:
Revenues	$—	$1,812,039	$857,924	$—	$2,669,963
Construction and land costs	—	(1,404,911)	(683,039)	—	(2,087,950)
Selling, general and administrative expenses	(43,375)	(180,678)	(120,146)	—	(344,199)

Operating income (loss)	(43,375)	226,450	54,739	—	237,814
Interest expense, net of amounts capitalized	58,095	(39,709)	(22,090)	—	(3,704)
Minority interests	(12,939)	(20)	(3,164)	—	(16,123)
Other income (expense)	27,614	(16,850)	1,269	—	12,033

Construction pretax income	29,395	169,871	30,754	—	230,020
Financial services pretax income	—	—	8,094	—	8,094

Total pretax income	29,395	169,871	38,848	—	238,114
Income taxes	(11,900)	(59,500)	(13,500)	—	(84,900)
Equity in earnings of subsidiaries	135,719	—	—	(135,719)	—

Net income	$153,214	$110,371	$25,348	$(135,719)	$153,214

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Income Statement
Three Months Ended August 31, 2005
(in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
	(as restated)				(as restated)

Revenues	$—	$1,631,530	$893,534	$—	$2,525,064

Construction:
Revenues	$—	$1,631,530	$884,273	$—	$2,515,803
Construction and land costs	—	(1,148,612)	(679,887)	—	(1,828,499)
Selling, general and administrative expenses	(43,696)	(152,106)	(119,205)	—	(315,007)

Operating income (loss)	(43,696)	330,812	85,181	—	372,297
Interest expense, net of amounts capitalized	50,471	(36,665)	(18,116)	—	(4,310)
Minority interests	(9,377)	(8,210)	(4,534)	—	(22,121)
Other Income	192	914	2,829	—	3,935

Construction pretax income (loss)	(2,410)	286,851	65,360	—	349,801
Financial services pretax income	—	—	1,407	—	1,407

Total pretax income (loss)	(2,410)	286,851	66,767	—	351,208
Income taxes	(3,000)	(101,800)	(23,700)	—	(128,500)
Equity in earnings of subsidiaries	228,118	—	—	(228,118)	—

Net income	$222,708	$185,051	$43,067	$(228,118)	$222,708

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
August 31, 2006
(in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Construction:
Cash and cash equivalents	$61,387	$(59,014)	$96,123	$—	$98,496
Trade and other receivables	3,982	174,064	385,066	—	563,112
Inventories	—	5,676,751	2,217,859	—	7,894,610
Other assets	434,873	230,621	305,762	—	971,256

	500,242	6,022,422	3,004,810	—	9,527,474
Financial services	—	—	39,061	—	39,061
Investment in subsidiaries	496,659	—	—	(496,659)	—

Total assets	$996,901	$6,022,422	$3,043,871	$(496,659)	$9,566,535

Liabilities and stockholders’ equity

Construction:
Accounts payable, accrued expenses and other liabilities	$146,579	$1,536,096	$878,520	$—	$2,561,195
Mortgages and notes payable	3,435,867	88,792	285,902	—	3,810,561

	3,582,446	1,624,888	1,164,422	—	6,371,756
Financial services	—	—	49,801	—	49,801
Minority interests	145,582	175	26,836	—	172,593
Intercompany	(5,703,512)	4,225,876	1,477,636	—	—
Stockholders’ equity	2,972,385	171,483	325,176	(496,659)	2,972,385

Total liabilities and stockholders’ equity	$996,901	$6,022,422	$3,043,871	$(496,659)	$9,566,535

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Balance Sheet
November 30, 2005
(in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
	(as restated)				(as restated)

Assets
Construction:
Cash and cash equivalents	$52,851	$1,288	$90,644	$—	$144,783
Trade and other receivables	6,770	182,689	391,472	—	580,931
Inventories	—	4,604,709	1,523,633	—	6,128,342
Other assets	420,279	220,287	216,824	—	857,390

	479,900	5,008,973	2,222,573	—	7,711,446
Financial services	—	—	29,933	—	29,933
Investment in subsidiaries	245,827	—	—	(245,827)	—

Total assets	$725,727	$5,008,973	$2,252,506	$(245,827)	$7,741,379

Liabilities and stockholders’ equity

Construction:
Accounts payable, accrued expenses and other liabilities	$275,348	$1,208,277	$820,061	$—	$2,303,686
Mortgages and notes payable	2,175,535	36,400	251,879	—	2,463,814

	2,450,883	1,244,677	1,071,940	—	4,767,500
Financial services	—	—	55,131	—	55,131
Minority interests	119,693	424	24,834	—	144,951
Intercompany	(4,618,646)	3,763,872	854,774	—	—
Stockholders’ equity	2,773,797	—	245,827	(245,827)	2,773,797

Total liabilities and stockholders’ equity	$725,727	$5,008,973	$2,252,506	$(245,827)	$7,741,379

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2006
(in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net income	$531,993	$428,906	$83,760	$(512,666)	$531,993
Adjustments to reconcile net income to net cash provided (used) by operating activities	(117,517)	(655,669)	(448,050)	—	(1,221,236)

Net cash provided (used) by operating activities	414,476	(226,763)	(364,290)	(512,666)	(689,243)

Cash flows from investing activities:
Proceeds from sale of investment in unconsolidated joint venture	57,767	—	—	—	57,767
Investments in unconsolidated joint ventures	3,253	(53,755)	(78,935)	—	(129,437)
Other, net	(2,714)	(5,895)	(7,154)	—	(15,763)

Net cash provided (used) by investing activities:	58,306	(59,650)	(86,089)	—	(87,433)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	560,900	—	(11,766)	—	549,134
Proceeds from issuance of term loan and senior notes	698,458	—	—	—	698,458
Repurchases of common stock	(389,934)	—	—	—	(389,934)
Other, net	(76,863)	(33,570)	(9,755)	—	(120,188)
Intercompany	(1,256,807)	259,681	484,460	512,666	—

Net cash provided (used) by financing activities	(464,246)	226,111	462,939	512,666	737,470

Net increase (decrease) in cash and cash equivalents	8,536	(60,302)	12,560	—	(39,206)
Cash and cash equivalents at beginning of period	52,851	1,288	99,851	—	153,990

Cash and cash equivalents at end of period	$61,387	$(59,014)	$112,411	$—	$114,784

Condensed Consolidating Statement of Cash Flows
Nine Months Ended August 31, 2005
(in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
	(as restated)				(as restated)

Cash flows from operating activities:
Net income	$519,339	$440,744	$81,907	$(522,651)	$519,339
Adjustments to reconcile net income to net cash provided (used) by operating activities	131,088	(958,098)	(240,970)	—	(1,067,980)

Net cash provided (used) by operating activities	650,427	(517,354)	(159,063)	(522,651)	(548,641)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(1,526)	(39,849)	(26,013)	—	(67,388)
Other, net	(723)	(10,394)	(3,719)	—	(14,836)

Net cash used by investing activities:	(2,249)	(50,243)	(29,732)	—	(82,224)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(117,000)	—	(67,632)	—	(184,632)
Proceeds from issuance of senior notes	747,591	—	—	—	747,591
Other, net	24,997	(70,706)	(19,254)	—	(64,963)
Intercompany	(1,395,487)	614,560	258,276	522,651	—

Net cash provided (used) by financing activities:	(739,899)	543,854	171,390	522,651	497,996

Net decrease in cash and cash equivalents	(91,721)	(23,743)	(17,405)	—	(132,869)
Cash and cash equivalents at beginning of period	94,644	(15,102)	154,654	—	234,196

Cash and cash equivalents at end of period	$2,923	$(38,845)	$137,249	$—	$101,327

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

15.	Subsequent Events

On November 12, 2006, the Company entered into a Tolling Agreement with its former Chief Executive Officer in connection with the termination of his service. The Company and its former Chief Executive Officer reserved all rights under the former Chief Executive Officer’s employment agreement and under any stock option, restricted stock, retirement and other benefit plans to which he was a party. The Company agreed to pay its former Chief Executive Officer the dollar value of all accrued and unpaid vacation benefits and sick pay based on his base salary and unreimbursed business expenses through the date of his departure. The Company retained and suspended the payment of any other compensation and benefits to its former Chief Executive Officer that may be payable under his employment agreement or the Company’s compensation programs in which he participated.

The Tolling Agreement provides that neither the Company nor its former Chief Executive Officer has made an admission as to the characterization of the former Chief Executive Officer’s termination of service, including whether such termination constituted a “retirement” or other form of termination. This characterization can be expected to affect the former Chief Executive Officer’s rights to receive severance payments and other benefits under his employment agreement and the Company’s compensation programs in which he participated.

The Tolling Agreement remains in effect and no resolution has been reached as to the matters reserved under its terms.

On January 16, 2007, the Company reported that it would record non-cash charges in the fourth quarter of 2006 of $88.3 million related to the abandonment of certain land option contracts and $255.0 million related to inventory and joint venture impairments. If the current downturn in the housing market continues, the Company may need to take additional charges against its earnings for abandonments or inventory impairments, or both. Any such non-cash charges would have an adverse effect on reported profits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information below has been adjusted to reflect the restatement of financial results which is more fully described in the Explanatory Note beginning on page 1 of this Form 10-Q and in Note 2. Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements in this Form 10-Q.

Results of Operations

OVERVIEW

Revenues are generated from (a) our construction operations in the United States and France and (b) our domestic financial services operations. The following table presents a summary of our results by financial reporting segment (in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2006	2005	2006	2005
		(as restated)		(as restated)

Revenues:
Construction	$7,444,500	$6,264,609	$2,669,963	$2,515,803
Financial services	13,612	26,901	4,428	9,261

Total	$7,458,112	$6,291,510	$2,674,391	$2,525,064

Pretax income:
Construction	$807,185	$806,854	$230,020	$349,801
Financial services	17,908	2,385	8,094	1,407

Total pretax income	825,093	809,239	238,114	351,208
Income taxes	(293,100)	(289,900)	(84,900)	(128,500)

Net income	$531,993	$519,339	$153,214	$222,708

Diluted earnings per share	$6.36	$5.88	$1.90	$2.50

In the first half of 2006, we generated favorable financial results due in part to higher average selling prices and our strong backlog level at the beginning of the year. However, conditions in the homebuilding industry became increasingly challenging later in 2006, mainly due to an oversupply of new and resale homes in many of our domestic markets. The same investors and speculators who fueled high demand in recent years began exiting the market and offering their homes for sale. At the same time, the reduced affordability of housing and a lack of urgency on the part of potential homebuyers amid market uncertainty have heightened competition among homebuilders and other sellers, and caused many homebuyers to delay or cancel their purchases. As a result of these conditions, we increased our advertising efforts and the use of price discounts and other incentives to generate sales. Still, like other homebuilders, we continued to experience an increase in home purchase contract cancellations and a decrease in net new orders in the third quarter of 2006.

These market trends, which we do not expect to improve significantly, or at all, into 2007, negatively affected our fiscal third quarter year-over-year results of operations. While we experienced growth in our total revenues during the third quarter of 2006, as the impact of a higher average selling price more than offset a slight decrease in our unit deliveries, our operating income dropped compared to the third quarter of 2005. This lower operating income was primarily due to a decrease in our housing gross margin stemming from the increased use of price discounts and other sales incentives, increased advertising expenditures and a non-cash charge for the impairment of certain land inventory and the abandonment of land option contracts.

While we believe that the long-term prospects for both the homebuilding industry and our operations are solid, it will take time for individual markets to work through the current oversupply of housing. Until market conditions improve, we expect to continue to experience year-over-year increases in our cancellation rates and decreases in our net orders. The net order decrease which extended into in the third quarter of 2006 is also expected to result in a year-over-year decrease in our unit deliveries in the first half of 2007, and potentially longer.

Our total revenues of $2.67 billion for the three months ended August 31, 2006 rose 6% from $2.53 billion for the three months ended August 31, 2005. For the nine months ended August 31, 2006, total revenues increased 19% to $7.46 billion from $6.29 billion in the year-earlier period. Total revenues increased in the third quarter of 2006 primarily due to a year-over-year increase in our housing revenues resulting from a higher average selling price, partly offset by a decrease in unit deliveries. The increase in total revenues in the first nine months of 2006 was mainly due to growth in housing revenues resulting from higher unit deliveries and a higher average selling price compared to the same period of 2005. We delivered 9,523 homes in the third quarter of 2006, down 3% from the 9,812 homes delivered in the year-earlier quarter. The overall average selling price of our homes rose 10% to $279,000 in the third quarter of 2006 from $254,100 in the corresponding period of 2005. During the nine months ended August 31, 2006, we delivered 26,460 homes, up 5% from the 25,194 homes delivered in the corresponding period of 2005. Our average selling price for the nine months ended August 31, 2006 rose to $280,100, up 13% from $247,100 in the year-earlier period. We use the terms “home” and “unit” to refer to a single-family residence, whether it is a single-family home or other type of residential property.

Financial services revenues totaled $4.4 million in the third quarter of 2006 compared to $9.3 million in the third quarter of 2005. In the first nine months of 2006, revenues from our financial services segment totaled $13.6 million compared to $26.9 million in the first nine months of 2005. The decrease in financial services revenues reflects the sale of the mortgage banking operations of our wholly owned financial services subsidiary, KB Home Mortgage Company (“KBHMC”), in the fourth quarter of 2005.

Net income for the third quarter of 2006 decreased 31% to $153.2 million from $222.7 million in the corresponding period of 2005, primarily due to a decrease in the operating income margin in our construction operations. Our third quarter 2006 pretax income included charges of $68.6 million associated with inventory and joint venture impairments and land option contract abandonments, and a gain of $27.6 million related to the sale of our ownership interest in a joint venture. Our diluted earnings per share for the quarter ended August 31, 2006 decreased 24% to $1.90 from $2.50 for the year-earlier quarter. The year-over-year decrease in diluted earnings per share in the third quarter of 2006 was lower than the year-over-year decrease in net income as a result of fewer diluted average shares outstanding in the third quarter of 2006. For the first nine months of 2006, net income increased to $532.0 million from $519.3 million in the year-earlier period. Diluted earnings per share for the nine-month period increased 8% to $6.36 in 2006 from $5.88 in 2005.

We repurchased two million shares of our common stock during the third quarter of 2006 at an aggregate price of $90.0 million. Over the nine-month period ended August 31, 2006, we repurchased six million shares at an aggregate price of $377.4 million. As of August 31, 2006, we were authorized to repurchase an additional four million shares under our current board-approved share repurchase program. However, in connection with the Stock Option Review, our board of directors suspended the share repurchase program authorization. In addition to the repurchases in the first nine months of 2006, which consisted of open market transactions, we acquired $12.5 million of common stock to satisfy withholding taxes of employees on vested restricted stock.

The dollar value of our backlog at August 31, 2006 decreased 8% to approximately $6.53 billion on 23,878 units, down from approximately $7.06 billion on 27,744 units at August 31, 2005. The decrease primarily resulted from higher cancellation rates which contributed to a 43% decrease in third quarter 2006 net orders.

CONSTRUCTION

The following table presents a summary of selected financial and operational data for our construction segment (dollars in thousands, except average selling price):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2006	2005	2006	2005
		(as restated)		(as restated)

Revenues:
Housing	$7,411,324	$6,226,089	$2,656,791	$2,493,178
Commercial	5,346	5,202	5,346	2,404
Land	27,830	33,318	7,826	20,221

Total	$7,444,500	$6,264,609	$2,669,963	$2,515,803

Costs and expenses:
Construction and land costs
Housing	$5,596,587	$4,563,659	$2,074,834	$1,808,832
Commercial	5,361	3,077	5,361	1,735
Land	25,506	26,414	7,755	17,932

Subtotal	5,627,454	4,593,150	2,087,950	1,828,499
Selling, general and administrative expenses	964,932	811,816	344,199	315,007

Total	6,592,386	5,404,966	2,432,149	2,143,506

Operating income	$852,114	$859,643	$237,814	$372,297

Unit deliveries	26,460	25,194	9,523	9,812
Average selling price	$280,100	$247,100	$279,000	$254,100
Housing gross margin	24.5%	26.7%	21.9%	27.4%
Selling, general and administrative expenses as a percent of housing revenues	13.0%	13.0%	13.0%	12.6%
Operating income as a percent of construction revenues	11.4%	13.7%	8.9%	14.8%

Our construction revenues are generated from operations in the United States and France. Our U.S. operating divisions are grouped into four geographic regions: “West Coast” — California; “Southwest” — Arizona, Nevada and New Mexico; “Central” — Colorado, Illinois, Indiana, Louisiana and Texas; and “Southeast” — Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia.

The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by geographical region for the three months and nine months ended August 31, 2006 and 2005, together with backlog data in terms of units and value by geographical region as of August 31, 2006 and 2005 (dollars in thousands):

	Nine Months Ended August 31,				Three Months Ended August 31,
	Deliveries		Net Orders		Deliveries		Net Orders
Region	2006	2005	2006	2005	2006	2005	2006	2005

West Coast	4,708	4,293	3,802	5,718	1,683	1,781	775	1,836
Southwest	5,163	5,548	3,537	6,527	1,798	1,943	806	1,930
Central	6,507	6,628	6,567	8,602	2,489	2,638	1,549	2,860
Southeast	5,360	4,850	4,790	6,535	1,923	1,871	1,037	2,171
France	4,722	3,875	5,920	5,276	1,630	1,579	1,822	1,670

Total	26,460	25,194	24,616	32,658	9,523	9,812	5,989	10,467

Unconsolidated joint ventures	358	428	334	156	93	75	59	60

	August 31,
	Backlog — Units		Backlog — Value
Region	2006	2005	2006	2005

West Coast	3,348	4,892	$1,726,232	$2,228,977
Southwest	3,802	5,531	1,129,899	1,509,186
Central	5,005	6,032	802,950	906,352
Southeast	5,043	5,965	1,295,886	1,324,161
France	6,680	5,324	1,576,480	1,091,420

Total	23,878	27,744	$6,531,447	$7,060,096

Unconsolidated joint ventures	363	223	$75,662	$38,360

Construction Revenues

Construction revenues increased by $154.2 million, or 6%, to $2.67 billion for the three months ended August 31, 2006 from $2.52 billion for the corresponding period of 2005. For the nine months ended August 31, 2006, construction revenues increased by $1.18 billion, or 19%, to $7.44 billion from $6.26 billion for the nine months ended August 31, 2005. The increase in total construction revenues for the three-month and nine-month periods of 2006 compared to the corresponding periods of 2005 resulted mainly from higher housing revenues.

Housing Revenues
Housing revenues for the three months ended August 31, 2006 reached $2.66 billion, increasing $163.6 million, or 7%, from $2.49 billion in the year-earlier period. The increase was driven by a 10% increase in our average selling price to $279,000, up from $254,100 in the year-earlier period, partly offset by a 3% decrease in our unit deliveries to 9,523 from 9,812 in the year-earlier period. Each of our geographic regions posted year-over-year increases in average selling prices in the third quarter of 2006. For the nine months ended August 31, 2006, housing revenues rose to $7.41 billion, up 19% from $6.23 billion for the nine months ended August 31, 2005, on a 5% increase in unit deliveries to 26,460 units from 25,194 units in the year-earlier period and a 13% increase in the average selling price. Our average selling price for the nine-month period was $280,100 in 2006 and $247,100 in 2005. Each of our geographic regions generated year-over-year growth in housing revenues and average selling prices in the first nine months of 2006. The higher average selling prices in our domestic regions in 2006 resulted from favorable product mix and higher prices throughout the West Coast, Southwest and Southeast regions, and increases in lot premiums and options sold through our KB Home Studios. Housing revenues from our U.S. operations rose 5% to $2.27 billion on 7,893 unit deliveries in the third quarter of 2006 from $2.17 billion on 8,233 unit deliveries in the third quarter of 2005. Housing operations in France generated $384.0 million of revenues in the third quarter of 2006, up 19% from the year-earlier quarter. For the nine months ended August 31, 2006, housing revenues from our U.S. operations rose 17% to $6.33 billion from $5.40 billion for the year-earlier period as unit deliveries in the first nine months of 2006 increased 2% to 21,738 from 21,319 in the year-earlier period. Housing operations in France generated revenues of $1.08 billion in the first nine months of 2006, up 31% from $821.6 million in the first nine months of 2005.

•	West Coast — In our West Coast region, housing revenues for the quarter ended August 31, 2006 increased slightly to $828.5 million from $817.3 million in the year-earlier quarter as a 6% decrease in unit deliveries to 1,683 from 1,781 was more than offset by a 7% increase in the average selling price to $492,300 from $458,900. For the nine months ended August 31, 2006, West Coast housing revenues rose 19% to $2.32 billion from $1.95 billion in the year-earlier period due to a 10% increase in unit deliveries to 4,708 from 4,293 and a 9% increase in the average selling price to $493,400 from $453,500.

•	Southwest — Housing revenues from our Southwest region rose 4% to $558.8 million in the third quarter of 2006 from $539.0 million in the third quarter of 2005 due to a 12% increase in the average selling price to $310,800 from $277,400, partly offset by a 7% decrease in unit deliveries. Unit deliveries in the region totaled 1,798 in the third quarter of 2006 versus 1,943 in the third quarter of 2005. In the first nine months of 2006, Southwest housing revenues increased 15% to $1.64 billion from $1.43 billion in the first nine months of 2005, reflecting a 23% increase in the average selling price to $317,800 from $258,000, partially offset by a 7% decrease in unit deliveries to 5,163 from 5,548.

•	Central — In our Central region, third quarter housing revenues decreased 2% to $400.4 million in 2006 from $408.0 million in 2005 due to a 6% decrease in unit deliveries to 2,489 from 2,638, partially offset by a 4% increase in the average selling price to $160,900 from $154,700. In the first nine months of 2006, housing revenues in our Central region rose 2% to $1.04 billion from $1.03 billion in the first nine months of 2005 primarily due a 4% increase in the average selling price to $160,300 from $154,900. Unit deliveries in the Central region totaled 6,507 in the first nine months of 2006, down slightly from 6,628 in the year-earlier period.

•	Southeast — Housing revenues in our Southeast region rose 20% to $485.1 million in the third quarter of 2006 from $405.5 million in the corresponding period of 2005 due to a 3% increase in unit deliveries to 1,923 from 1,871 and a 16% increase in the average selling price to $252,300 from $216,700. In the first nine months of 2006, housing revenues in our Southeast region rose 33% to $1.33 billion from $999.5 million in the year-earlier period reflecting an 11% increase in unit deliveries to 5,360 from 4,850 and a 20% increase in the average selling price to $247,800 from $206,100.

•	France — Revenues from French housing operations increased 19% to $384.0 million in the three months ended August 31, 2006 from $323.4 million in the year-earlier period due to 3% growth in unit deliveries and a 15% increase in the average selling price. French unit deliveries increased to 1,630 in the third quarter of 2006 from 1,579 in the third quarter of 2005, while the average selling price increased to $235,600 from $204,800, primarily due to a shift in product mix. For the nine months ended August 31, 2006, French housing revenues rose 31% to $1.08 billion from $821.6 million in the year-earlier period. The increase resulted from 22% growth in unit deliveries to 4,722 from 3,875 and an 8% increase in the average selling price to $228,000 from $212,000.

Commercial Revenues
Our commercial business in France generated $5.3 million and $2.4 million of revenues during the three months ended August 31, 2006 and 2005, respectively. During the nine months ended August 31, 2006 and 2005, these operations posted revenues of $5.3 million and $5.2 million, respectively.

Land Revenues
Our revenues from land sales totaled $7.8 million in the third quarter of 2006 and $20.2 million in the third quarter of 2005. In the first nine months of 2006, revenues from land sales decreased to $27.8 million from $33.3 million in the first nine months of 2005. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets and prevailing market conditions.

Operating Income

Operating income decreased $134.5 million, or 36%, to $237.8 million in the three months ended August 31, 2006 from $372.3 million in the corresponding period of 2005 due to a lower operating margin, partly offset by higher revenues. As a percentage of construction revenues, operating income decreased 5.9 percentage points to 8.9% in the third quarter of 2006 from 14.8% in the third quarter of 2005 due to a decrease in our housing gross margin. Gross profits decreased $105.3 million, or 15%, to $582.0 million in the third quarter of 2006 from $687.3 million in the year-earlier quarter. Gross profits as a percentage of construction revenues decreased mainly due to a decrease in our housing gross margin to 21.9% in the third quarter of 2006 from 27.4% for the same period of 2005. Our housing gross margin declined due to greater use of price concessions and incentives to meet competitive conditions and charges of $49.3 million associated with inventory impairments and land purchase options we no longer plan to exercise. Commercial operations in France generated essentially break-even results during the three months ended August 31, 2006 compared with $.7 million in profits generated during the three months ended August 31, 2005. Company-wide land sales generated profits of $.1 million and $2.3 million in the third quarters of 2006 and 2005, respectively.

Selling, general and administrative expenses increased to $344.2 million in the three months ended August 31, 2006 from $315.0 million in the corresponding 2005 period. As a percentage of housing revenues, selling, general and administrative expenses increased to 13.0% in the third quarter of 2006 from 12.6% in the year-earlier period. The increase was partly due to increased advertising expenditures to generate net orders in response to increasingly competitive market conditions.

Operating income decreased $7.5 million, or 1%, to $852.1 million in the nine months ended August 31, 2006 from $859.6 million in the corresponding period of 2005 as a lower operating margin was partly offset by higher housing revenues. As a percentage of construction revenues, operating income decreased to 11.4% in the first nine months of 2006 from 13.7% in the first nine months of 2005 due to a decrease in our housing gross margin. Gross profits increased $145.6 million, or 9%, to $1.82 billion in the first nine months of 2006 from $1.67 billion in the year-earlier period. Gross profits as a percentage of construction revenues decreased mainly due to a decrease in our housing gross margin to 24.5% in the first nine months of 2006 from 26.7% for the same period of 2005 resulting from increased use of price concessions and incentives and charges of $68.6 million in the first nine months of 2006 associated with inventory impairments and land purchase options that we longer plan to pursue. Commercial operations in France generated essentially break-even results for the nine months ended August 31, 2006 compared with $2.1 million in profits generated during the nine months ended August 31, 2005. Company-wide land sales generated profits of $2.3 million and $6.9 million in the first nine months of 2006 and 2005, respectively.

Selling, general and administrative expenses increased to $964.9 million in the nine months ended August 31, 2006 from $811.8 million in the corresponding 2005 period. As a percentage of housing revenues, selling, general and administrative expenses were 13.0% in the first nine months of both 2006 and 2005.

Interest Income

Interest income totaled $1.3 million in the third quarters of both 2006 and 2005. For the first nine months of 2006, interest income totaled $3.6 million compared to $3.0 million in the first nine months of 2005. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates.

Interest Expense

Interest expense (net of amounts capitalized) totaled $3.7 million in the third quarter of 2006, down from $4.3 million for the same period of 2005. Gross interest incurred during the three months ended August 31, 2006 increased $21.9 million from the amount incurred in the corresponding period of 2005 due to higher debt levels in 2006. The percentage of interest capitalized was 95% in the third quarter of 2006 and 91% in the third quarter of 2005. In the first nine months of 2006, interest expense (net of amounts capitalized) totaled $18.7 million, up from $10.7 million for the same period of 2005. Gross interest incurred during the nine months ended August 31, 2006 increased $50.1 million from the amount incurred in the corresponding period of 2005 as a result of higher debt levels in 2006. The percentage of interest capitalized in the first nine months of 2006 decreased to 90% from 92% in the first nine months of 2005. The decrease in the percentage of interest capitalized in the first nine months of 2006 resulted from slightly higher interest rates and debt levels that increased at a higher rate than land under development due to debt incurred for non-capitalized items such as share repurchases.

Minority Interests

Minority interests totaled $16.1 million in the third quarter of 2006 and $22.1 million in the same period of 2005. For the nine months ended August 31, 2006, minority interests totaled $46.0 million compared to $55.5 million for the nine months ended August 31, 2005. Minority interests for the three-month and nine-month periods ended August 31, 2006 and 2005 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. The decrease in minority interests in 2006 primarily related to decreased activity from a consolidated joint venture in California, partially offset by higher earnings from our publicly traded French subsidiary. We maintain a controlling interest in our French subsidiary and therefore consolidate these operations in our financial statements. As of August 31, 2006 and 2005, we maintained a 49% equity interest in our French subsidiary and 68% of the voting rights associated with its stock.

Equity in Pretax Income of Unconsolidated Joint Ventures

Equity in pretax income of unconsolidated joint ventures totaled $10.7 million in the third quarter of 2006 versus $2.7 million in the third quarter of 2005. Our unconsolidated joint ventures recorded combined revenues of $82.1 million in the third quarter of 2006 compared to $55.6 million in the corresponding period of 2005. For the first nine months of 2006, our equity in pretax income of unconsolidated joint ventures totaled $16.2 million compared to $10.5 million for the same period of 2005. Combined revenues from these joint ventures totaled $236.8 million in the first nine months of 2006 and $148.3 million in the first nine months of 2005. Our equity in pretax income of unconsolidated joint ventures for the three months and nine months ended August 31, 2006 included a gain of $27.6 million related to the sale of our ownership interest in a joint venture and a charge of $19.3 million to recognize impairment of two joint venture investments. Unconsolidated joint venture revenues in 2006 were generated from both residential and commercial activities; in 2005, all unconsolidated joint venture revenues were generated from residential activities. Residential activities performed by our unconsolidated joint ventures generally include buying, developing and selling land. In some cases, our residential unconsolidated joint ventures also construct and deliver homes. Residential unit deliveries from unconsolidated joint ventures totaled 93 in the third quarter of 2006 and 75 in the third quarter of 2005. For the first nine months of 2006 and 2005, these deliveries totaled 358 and 428, respectively. Commercial activities performed by our unconsolidated joint ventures generally include the development of commercial office buildings. Unconsolidated joint ventures generated combined pretax income of $8.4 million in the third quarter of 2006 and $7.3 million in the corresponding period of 2005. In the first nine months of 2006 and 2005, unconsolidated joint ventures generated combined pretax income of $22.0 million and $20.6 million, respectively.

FINANCIAL SERVICES

Our financial services segment provides title, insurance and escrow coordination services to our domestic homebuyers and, indirectly through Countrywide KB Home Loans, provides mortgage banking services. On September 1, 2005, we completed the sale of substantially all the mortgage banking assets of KBHMC to Countrywide Financial Corporation (“Countrywide”) and, in a separate transaction, established Countrywide KB Home Loans, a joint venture with Countrywide. Countrywide KB Home Loans began making loans to our U.S. homebuyers on September 1, 2005, essentially replacing the mortgage banking operations of KBHMC. KB Home and Countrywide each have a 50% ownership interest in the joint venture, with Countrywide providing management oversight of the joint venture’s operations. Countrywide KB Home Loans is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.

The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2006	2005	2006	2005

Revenues	$13,612	$26,901	$4,428	$9,261
Expenses	(4,629)	(24,516)	(1,392)	(7,854)
Equity in pretax income of unconsolidated joint venture	8,925	—	5,058	—

Pretax income	$17,908	$2,385	$8,094	$1,407

Total originations(a):
Loans		12,109		4,373
Principal		$2,206,788		$861,825
Retention rate		48%		44%
Loans sold to third parties(a):
Loans		9,295		3,240
Principal		$1,523,235		$533,781

(a)	Information for 2006 is not presented since KBHMC did not directly originate loans subsequent to the sale of all its mortgage banking assets on September 1, 2005.

Revenues

Financial services revenues for the three months ended August 31, 2006 and 2005 included revenues from title services, insurance commissions and escrow coordination fees totaling $4.3 million and $4.1 million, respectively. Increased revenues from these services in the third quarter of 2006 were due to higher unit deliveries from our domestic homebuilding operations in the period. Financial services revenues also included interest income of $.1 million and $2.5 million in the third quarters of 2006 and 2005, respectively. Interest income decreased in the third quarter of 2006 due to the sale of KBHMC’s mortgage banking operations in the fourth quarter of 2005. Interest income in the year-earlier period was earned primarily from first mortgages and mortgage-backed securities held for long-term investment as collateral. Third quarter 2005 financial services revenues also included mortgage and servicing rights income of $2.7 million. Due to the sale of KBHMC’s mortgage banking operations in the fourth quarter of 2005, no mortgage and servicing rights income was generated in the third quarter of 2006.

Financial services revenues for the nine months ended August 31, 2006 and 2005 included revenues from title services, insurance commissions and escrow coordination fees aggregating $13.4 million and $11.6 million, respectively. Revenues from these services increased in the first nine months of 2006 due to increased unit deliveries from our domestic homebuilding operations in the period. Financial services revenues for the nine-month periods ended August 31, 2006 and 2005 also included interest income of $.2 million and $7.6 million, respectively. Interest income decreased in the first nine months of 2006 as a result of the sale of KBHMC’s mortgage banking operations in the fourth quarter of 2005. Financial services revenues for the first nine months of 2005 also included mortgage and servicing rights income of $7.7 million. No mortgage and servicing rights income was generated in the first nine months of 2006 due to the sale of KBHMC’s mortgage banking operations.

Expenses

Our financial services segment expenses are comprised of interest expense and general and administrative expenses. Interest expense decreased to negligible amounts for the three- and nine-month periods ended August 31, 2006 from $1.7 million and $4.8 million, respectively, for the comparable periods of 2005. General and administrative expenses totaled $1.4 million and $6.1 million in the third quarter of 2006 and 2005, respectively. These expenses totaled $4.6 million in the first nine months of 2006 versus $19.7 million for the first nine months of 2005. Current period decreases in both interest expense and general and administrative expenses were primarily due to the sale of KBHMC’s mortgage banking operations in the fourth quarter of 2005.

Equity in Pretax Income of Unconsolidated Joint Venture

We reported equity in pretax income of an unconsolidated joint venture of $5.1 million and $8.9 million for the three- and nine-month periods ended August 31, 2006, respectively. These amounts relate to our 50% interest in the Countrywide KB Home Loans joint venture.

INCOME TAXES

Income tax expense totaled $84.9 million in the third quarter of 2006 and $128.5 million in the third quarter of 2005. For the first nine months of 2006, income tax expense totaled $293.1 million compared to $289.9 million for corresponding period of 2005. These amounts represented effective income tax rates of 35.7% and 35.5% for the three- and nine-month periods ended August 31, 2006, respectively, and 36.6% and 35.8% for the three months and nine months ended August 31, 2005, respectively. The decrease in our effective tax rate in the third quarter and first nine months of 2006 compared to corresponding periods of 2005 was primarily due to the tax benefits of the manufacturing deduction created by the American Jobs Creation Act of 2004 and a smaller portion of disallowed stock-based compensation deductions and related expenses, partially offset by a reduction in available fuel tax credits and a partial phase-out of the tax credits.

During 2006, 2005 and 2004, we made investments that resulted in benefits in the form of fuel tax credits. These credits, available under the IRC for the production and sale of synthetic fuel in a given calendar year, are phased out if the Reference Price of a barrel of domestic crude oil for that year falls within a specific range. The Reference Price of domestic crude oil is determined by the Secretary of the Treasury in April for the preceding year. Because the Reference Price of domestic crude oil was below the phase-out range, there was no reduction in the tax credits in 2005 or 2004. However, based on our current projections, we anticipate a tax credit phase-out of approximately 25% for 2006. An estimated annual average price of oil was used in our projection because we cannot predict the future price of a barrel of domestic crude oil. If the Reference Price of a barrel of oil for 2006 exceeds the applicable phase-out threshold for the year, the tax credits generated in the current year could be further reduced or eliminated.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Historically, we have funded our construction and financial services activities with internally generated cash flows and external sources of debt and equity financing. We also borrow under our $1.5 Billion Credit Facility, and our French subsidiary borrows under various lines of credit. Operating, investing and financing activities used net cash of $39.2 million and $132.9 million in the nine months ended August 31, 2006 and 2005, respectively.

Operating Activities.  Operating activities used net cash of $689.2 million and $548.6 million during the first nine months of 2006 and 2005, respectively. The higher amount of cash used in the first nine months of 2006 reflected our increased investment in inventories to support strategic business goals. Our uses of operating cash in the first nine months of 2006 included net investments in inventories of $1.56 billion (excluding $198.2 million of inventories acquired through seller financing and $73.4 million of inventories of consolidated VIEs) and other operating uses of $16.8 million. The uses of cash were partially offset by nine months’ earnings of $532.0 million, an increase in accounts payable, accrued expenses and other liabilities of $187.9 million, a decrease in receivables of $19.0 million and various noncash items deducted from net income.

Our uses of operating cash in the first nine months of 2005 included net investments in inventories of $1.38 billion (excluding $162.2 million of inventories acquired through seller financing and $84.5 million of inventory of consolidated VIEs) and other operating uses of $31.7 million. Partially offsetting the uses of operating cash in the first nine months of 2005 were nine months’ earnings of $519.3 million, a decrease in receivables of $127.0 million, an increase in accounts payable, accrued expenses and other liabilities of $107.6 million and various noncash items deducted from net income.

Investing Activities.  Investing activities used net cash of $87.4 million in the first nine months of 2006 and $82.2 million in the year-earlier period. In the first nine months of 2006, $129.4 million was used for investments in unconsolidated joint ventures and $15.8 million was used for net purchases of property and equipment. Partially offsetting the uses of cash were $57.8 million of proceeds from the sale of our investment in an unconsolidated joint venture. In the first nine months of 2005, $67.4 million was used for investments in unconsolidated joint ventures and $15.6 million was used for net purchases of property and equipment. Partially offsetting these uses were $.8 million of proceeds from other investing activities.

Financing Activities.  Financing activities provided net cash of $737.5 million in the first nine months of 2006 and $498.0 million in the first nine months of 2005. In the first nine months of 2006, sources of cash included $433.8 million in net proceeds from short-term borrowings, proceeds from the $400 Million Term Loan, $298.4 million in net proceeds from the issuance of the $300 Million Senior Notes, $63.8 million from the issuance of common stock under employee stock plans and $8.9 million of excess tax benefit associated with stock option exercises. These sources of cash were partly offset by $389.9 million used for repurchases of common stock, dividend payments of $59.0 million, payments of $18.3 million to minority interests and payments of $.2 million on collateralized mortgage obligations. On December 8, 2005, our board of directors increased the annual cash dividend on our common stock to $1.00 per share from $.75 per share. During 2006, quarterly dividends at the increased rate of $.25 per quarter were paid on February 23, 2006, May 25, 2006 and August 24, 2006 to stockholders of record on February 9, 2006, May 11, 2006 and August 10, 2006, respectively.

In the first nine months of 2005, financing activities provided $747.6 million in proceeds from the issuance of $300.0 million of 5 7/8% senior notes due 2015 and $450.0 million of 6 1/4% senior notes due 2015, and $94.6 million from the issuance of common stock under employee stock plans. Partially offsetting the cash provided were payments of $238.8 million on short-term borrowings, payments of $53.9 million to minority interests, dividend payments of $46.2 million, repurchases of common stock of $5.0 million, and payments of $.3 million on collateralized mortgage obligations. On December 2, 2004, our board of directors increased the annual cash dividend on our common stock to $.75 per share from $.50 per share.

As of August 31, 2006, we had $645.0 million of outstanding borrowings under our $1.5 Billion Credit Facility and $469.2 million of outstanding letters of credit. Under unsecured financing agreements totaling $428.6 million, our French subsidiary had $426.0 million available at August 31, 2006.

Capital Resources.  Our financial leverage, as measured by the ratio of debt to total capital, was 56% at August 31, 2006 compared to 52% at August 31, 2005.

To better align our inventory levels with the more moderate demand for new homes that we have been experiencing, we anticipate reducing our investment in land inventory in the fourth quarter of 2006 and in 2007 relative to investment levels in the first three quarters of 2006. As previously reported on January 16, 2007, we recorded non-cash charges of $255.0 million related to inventory and joint venture impairments and $88.3 million related to the abandonment of certain land option contracts in the fourth quarter of 2006. If the current downturn in the housing market continues, we may need to take additional charges against our earnings for abandonments or inventory impairments, or both. Any such non-cash charges would have an adverse effect on our reported profits.

As we have historically, we anticipate generating increased cash flows in the fourth quarter from higher unit deliveries and we believe we will be able to raise additional capital from outside sources at favorable rates, if necessary. Accordingly, we believe that we have adequate resources and sufficient credit line facilities to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to fund our financial services operations and to meet any other needs of our business, both on a short- and long-term basis.

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We conduct a portion of our land acquisition, development and other residential and commercial construction activities through participation in unconsolidated joint ventures in which we hold less than a controlling interest. These unconsolidated joint ventures operate in certain markets in the United States and France where our consolidated construction operations are located. Through unconsolidated joint ventures, we reduce and share our risk and also reduce the amount invested in land, while increasing our access to potential future homesites. The use of unconsolidated joint ventures also, in some instances, enables us to acquire land which we might not otherwise obtain or have access to on as favorable terms, without the participation of a strategic partner. Our partners in these unconsolidated joint ventures are unrelated homebuilders, land developers and other real estate entities, or other commercial enterprises. While we view our participation in unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view them as essential to those activities.

We and/or our joint venture partners sometimes obtain certain options or enter into other arrangements under which we can purchase portions of the land held by an unconsolidated joint venture. Land option prices are generally negotiated prices that approximate fair value. We do not include in our income from unconsolidated joint ventures our pro rata share of unconsolidated joint venture earnings resulting from land sales to our homebuilding divisions. We defer recognition of our share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint ventures.

Our investment in unconsolidated joint ventures totaled $363.1 million at August 31, 2006 and $275.4 million at November 30, 2005. These unconsolidated joint ventures had total assets of $2.48 billion and $2.13 billion at August 31, 2006 and November 30, 2005, respectively, and outstanding secured construction debt of approximately $1.38 billion at August 31, 2006 and $1.30 billion at November 30, 2005. In certain instances, we provide varying levels of guarantees on debt of unconsolidated joint ventures. When we or our subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At August 31, 2006, we had payment guarantees related to the third-party debt of three of our unconsolidated joint ventures. One of the unconsolidated joint ventures had aggregate third-party debt of $460.1 million at August 31, 2006, of which each of the joint venture partners guaranteed its pro rata share. Our share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or $223.1 million. The remaining two unconsolidated joint ventures had total third-party debt of $12.8 million at August 31, 2006, of which each of the joint venture partners guaranteed its pro rata share. Our share of this guarantee was 50% or $6.4 million. Our pro rata share of limited maintenance guarantees of unconsolidated entity debt totaled $159.4 million at August 31, 2006. The limited maintenance guarantees apply only if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture and increase our share of any funds the unconsolidated joint venture distributes.

In the ordinary course of our business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option arrangements allows us to reduce the risks associated with land ownership and development, reduce our financial commitments, including interest and other carrying costs, and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. As of August 31, 2006, excluding consolidated VIEs, we had cash deposits totaling $141.0 million that were associated with land option contracts having an aggregate purchase price of $3.61 billion.

We are often required to obtain bonds and letters of credit in support of our obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water, among other things. At August 31, 2006, we had outstanding approximately $1.26 billion and $469.2 million of performance bonds and letters of credit, respectively. We do not believe that any currently outstanding bonds or letters of credit will be called. The expiration dates of letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.

Critical Accounting Policies

Construction Revenue Recognition.  Revenues from housing and other real estate sales are recognized when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. In France, revenues from development and construction of single-family detached homes, condominiums and commercial buildings, under long-term contracts with individual investors who own the land, are recognized using the percentage-of-completion method, which is generally based on costs incurred as a percentage of estimated total costs of individual projects. The percentage-of-completion method is applied because we meet applicable requirements under SFAS No. 66. Actual revenues and costs to complete in the future, related to long-term contracts, could differ from our current estimates. If estimates of revenues and costs to complete in the future differ from actual amounts, our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.

Inventories and Cost of Sales.  Inventories are stated at cost, unless the carrying amount of the parcel or subdivision is determined not to be recoverable, in which case the impaired inventories are written down to fair value in accordance with SFAS No. 144. Fair value is determined based on estimated cash flows discounted for inherent risks associated with the long-lived assets, or other valuation techniques. Due to uncertainties in the estimation process, it is possible that actual results could differ from those estimates. Our inventories typically do not consist of completed projects.

We rely on certain estimates to determine construction and land costs and resulting gross margins associated with revenues recognized. Our construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are allocated on a relative fair value basis to units within a parcel or subdivision. Land and land development costs generally include related interest and real estate taxes.

In determining a portion of the construction and land costs for each period, we rely on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, labor or materials shortages, increases in costs that have not yet been committed, changes in governmental requirements, unforeseen environmental hazard discoveries or other unanticipated issues encountered during construction that fall outside the scope of contracts obtained. While the actual results for a particular construction project are accurately reported over time, variances between the budgeted and actual costs of a project could result in the understatement or overstatement of construction and land costs and construction gross margins in a specific reporting period. To reduce the potential for such distortion, we have set forth procedures that collectively comprise a “critical accounting policy.” These procedures, which we have applied on a consistent basis, include updating, assessing and revising project budgets on a monthly basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most recent information available to estimate construction and land costs to be charged to expense. The variances between budgeted and actual amounts identified by us have historically not had a material impact on our results of operations. We believe that our policies provide for reasonably dependable estimates to be used in the calculation and reporting of construction and land costs.

Variable Interest Entities.  In the ordinary course of business we enter into land option contracts in order to procure land for the construction of homes. We evaluate such land option contracts in accordance with FASB Interpretation No. 46(R). Under the requirements of FASB Interpretation No. 46(R), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. Pursuant to FASB Interpretation No. 46(R), an enterprise that absorbs a majority of the VIE’s expected losses or receives a majority of the VIE’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and must consolidate the entity. For land option contracts with land sellers meeting the definition of a VIE, we analyze the contracts to determine which party is the primary beneficiary of the VIE. Such analyses require the use of assumptions, including assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. Generally, we do not have any ownership interests in the entities with which we contract to purchase land and we typically do not have the ability to compel these entities to provide assistance in our review. In many instances, these entities provide us little, if any, financial information. To the extent additional information arises or market conditions change, it is possible that our conclusion regarding the consolidation of certain VIEs could change. While such a change would not materially impact our results of operations, it could have a material effect on our consolidated financial position.

Warranty Costs.  We provide a limited warranty on all of our homes. The specific terms and conditions of warranties vary depending upon the market in which we do business. For homes sold in the United States, we generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling and plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home such as appliances. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. While we believe the warranty accrual reflected in the consolidated balance sheets to be adequate, actual warranty costs in the future could differ from our current estimates.

Stock-Based Compensation.  As discussed in Note 3. Stock-Based Compensation in the Notes to Consolidated Financial Statements in this Form 10-Q, effective December 1, 2005, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. Under that transition method, compensation expense recognized in the three months and nine months ended August 31, 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options, expected stock-price volatility and dividend yield, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Prior to December 1, 2005, we accounted for stock option grants under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations.

Goodwill.  We had goodwill in the amount of $239.3 million at August 31, 2006 and $234.8 million at November 30, 2005. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we performed an impairment test of goodwill as of November 30, 2005 and identified no impairment. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our consolidated financial position or results of operations.

Forward-Looking Statements

Investors are cautioned that certain statements contained in this document, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts and stockholders during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial or operating performance (including future revenues, unit deliveries, selling prices, expenses, expense ratios, margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of backlog (including amounts that we expect to realize upon delivery of units included in backlog and the timing of those deliveries), potential entry into new markets and the impact of such entry, potential future acquisitions and the impact of completed acquisitions, future share repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by us due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic and business conditions; material prices and availability; labor costs and availability; changes in interest rates; our debt level; declines in consumer confidence; increases in competition; changes in currency exchange rates (insofar as they affect our operations in France); weather conditions, significant natural disasters and other environmental factors; government regulations; the availability and cost of land in desirable areas; violations of our policies; the consequences of our past stock option grant practices and the restatement of certain of our financial statements; government investigations and shareholder lawsuits regarding our past stock option grant practices; other legal or regulatory proceedings or claims; conditions in the capital, credit and homebuilding markets; and the other risks discussed below in Part II, Item 1A. Risk Factors.

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

The following table sets forth as of August 31, 2006, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (in thousands):

Fiscal Year of		Weighted Average
Expected Maturity	Fixed Rate Debt (a)	Interest Rate

2006	$—	—%
2007	—	—
2008	—	—
2009	392,192	8.7
2010	297,401	7.8
Thereafter	1,893,466	6.7

Total	$2,583,059	7.1%

Fair value at August 31, 2006	$2,488,575

(a)	Includes senior and senior subordinated notes.

Item 4.	Controls and Procedures

Background

As disclosed in the Explanatory Note on page 1 of this Form 10-Q, the Subcommittee has concluded that we used incorrect measurement dates for financial reporting purposes for the eight annual stock option grants made to our employees since 1998. The Subcommittee discovered evidence confirming or, in some years, suggesting that hindsight was used to secure favorable exercise prices for seven of these eight annual grants. Based on the findings of the Subcommittee, certain of our consolidated financial statements in this Form 10-Q and our 2006 Form 10-K have been restated to reflect additional stock-based compensation expense and related income tax effects relating to annual stock option awards granted since 1998.

As part of the restatement process, our current management reconsidered the effectiveness of our internal control over financial reporting as of November 30, 2005 and November 30, 2004, and now has concluded that there was a material weakness in our internal control over financial reporting as of those dates involving our annual stock option grant practices, as further described below. A material weakness is a control deficiency, or combination of deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The process in which our former Chief Executive Officer and former head of human resources selected stock option grant dates, including their own, without oversight was not an effective internal control over financial reporting. We did not have sufficient safeguards in place to monitor how our former Chief Executive Officer and former head of human resources were selecting grant dates and, therefore, our controls were not sufficient to prevent the use of hindsight pricing or ensure that proper measurement dates were chosen for the grants. In part because of these failures, we have determined that the aggregate understatement of stock-based compensation expense for the seven-year restatement period from 1999 through 2005 is $36.3 million. The aggregate increase to our tax provision for the seven-year restatement period is $4.8 million, which represents the cumulative income tax impact related to IRC Section 162(m), partially offset by the income tax impact of the additional stock-based compensation expense. We also determined that the related tax effects on our consolidated balance sheet included an increase of $72.3 million in accrued expenses and other liabilities, and a decrease of $77.8 million in stockholders’ equity.

Disclosure Controls and Procedures

Notwithstanding the material weakness in our internal control over financial reporting as of November 30, 2005 and November 30, 2004, our current Chief Executive Officer and our Chief Financial Officer evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of August 31, 2006, and determined that they were effective as of that date. Our disclosure controls and procedures are designed to ensure the information required to be disclosed by us, including our consolidated entities, in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the third quarter of 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the issues described above, we did not make an annual grant of stock options to our employees during 2006.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Derivative Litigation

On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans. Defendants have not yet responded to the complaints. We and the parties have agreed to a stipulation and proposed order that was submitted to the court on January 5, 2007, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, our former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect, and that the order shall be effective upon entry by the court and expire on March 31, 2007, unless otherwise agreed in writing. The court entered the order on January 22, 2007. In connection with the entry of this order, the plaintiffs agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007.

On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On November 6, 2006, the court entered an order that, among other things, consolidated these two cases and specified that defendants’ response to the consolidated complaint would be due within 45 days after service of the consolidated complaint. On January 9, 2007, plaintiffs filed their consolidated complaint. Defendants have not yet responded to the complaint, and discovery has not commenced.

SEC Investigation

In August 2006, we announced that we had received an informal inquiry from the SEC relating to our stock option grant practices. In January 2007, we were informed that the SEC is now conducting a formal investigation of this matter. We have cooperated with the SEC regarding this matter and intend to continue to do so.

Storm Water Matter

In January 2003, we received a request for information from the EPA pursuant to Section 308 of the Clean Water Act. Several other public homebuilders have received similar requests. The request sought information about storm water pollution control program implementation at certain of our construction sites, and we provided information pursuant to the request. In May 2004, on behalf of the EPA, the DOJ tentatively asserted that certain regulatory requirements applicable to storm water discharges had been violated on certain occasions at certain of our construction sites, and civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect us to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. We have defenses to the claims that have been asserted and are exploring methods of resolving the matter. While the costs associated with the claims cannot be determined at this time, we believe that such costs are not likely to be material to our consolidated financial position or results of operations.

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

Our business is cyclical and is significantly affected by changes in general and local economic conditions.

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•	short- and long-term interest rates;

•	the availability of financing for homebuyers;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	federal mortgage financing programs and federal and state regulation of lending practices;

•	federal and state income tax provisions, including provisions for the deduction of mortgage interest payments;

•	housing demand;

•	the supply of available new or existing homes and other housing alternatives, such as apartments and other rental residential property;

•	employment levels and job and personal income growth;

•	the exchange rate of the U.S. dollar and the euro with respect to our French operations; and

•	real estate taxes.

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regional or local areas in which we operate.

Weather conditions and natural disasters, such as earthquakes, hurricanes, tornadoes, floods, droughts, fires and other environmental conditions, can also harm our homebuilding business on a local or regional basis. Civil unrest or acts of terrorism can also have an adverse effect on our business.

Fluctuating lumber prices and shortages, as well as shortages or price fluctuations in other building materials or commodities, can have an adverse effect on our business. Similarly, labor shortages or unrest among key trades, such as carpenters, roofers, electricians and plumbers, can delay the delivery of our homes and increase our costs.

The potential difficulties described above can cause demand and prices for our homes to diminish or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because of market conditions and because the price of each home is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction begins. The potential difficulties described above could cause some homebuyers to cancel or to refuse to honor their home purchase contracts altogether.

The homebuilding industry is experiencing a severe downturn that may continue for an indefinite period and adversely affect our business and results of operations compared to prior periods.

In 2006, the U.S. homebuilding industry as a whole experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale. In many markets, a rapid increase in new and existing home prices over the past several years reduced housing affordability and tempered buyer demand. In particular, investors and speculators reduced their purchasing activity and instead stepped up their efforts to sell the residential property they had earlier acquired. These trends, which were more pronounced in markets that had experienced the greatest levels of price appreciation, resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives and price concessions to close home sales compared to the past several years.

Reflecting these demand and supply trends, we, like many other homebuilders, experienced a large drop in net new orders, slower price appreciation for new homes sold and a reduction in our margins. We can provide no assurances that the homebuilding market will improve in the near future, and it may weaken further. Continued weakness in the homebuilding market would have an adverse effect on our business and our results of operations as compared to those of earlier periods.

The value of the land and housing inventory we own or control may fall significantly and our profits may decrease.

The value of the land and housing inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, such inventory. The market value of our land inventory can vary considerably because there is often a significant amount of time between our initial acquisition of land and our ability to make homes on that land available for sale. In the past few years, the value of our inventory has benefited from increases in buyer demand and the rapid appreciation of home prices. However, the recent downturn in the housing market has caused and, if it continues, may in the future cause, the fair market value of certain of our inventory to fall, in some cases well below its estimated fair market value at the time we acquired it. Depending on our assessment of fair market value, we may need to write-down the value of certain of our inventory and take corresponding non-cash charges against our earnings to reflect impaired value. We may also abandon our interests in certain land inventory that no longer meets our internal investment standards, which would also require us to take non-cash charges.

If new home prices decline, interest rates increase or there is a downturn in the economy, some homebuyers may cancel their home purchases because the required deposits are small and generally refundable.

Our backlog numbers reflect the number of homes for which we have entered into a purchase contract with a customer but not yet delivered. Those home purchase contracts typically require only a small deposit, and in many states, the deposit is fully refundable at any time prior to closing. If the prices for new homes decline, competitors increase their use of sales incentives, interest rates increase or there is a downturn in local or regional economies or the national economy, homebuyers may have a financial incentive to terminate their existing home purchase contracts with us in order to negotiate for a lower price or to explore other options. In 2006, we experienced a large increase in the number of cancellations, in part because of these reasons. Additional cancellations could have an adverse effect on our business and our results of operations.

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

Home prices and sales activity in the particular markets and regions in which we do business affect our results of operations because our business is concentrated in these markets.

Home prices and sales activity in some of our key markets have declined from time to time for market-specific reasons, including adverse weather, lack of affordability or economic contraction due to, among other things, the failure or decline of key industries and employers. If home prices or sales activity decline in one or more of the key markets in which we operate, particularly in Arizona, California, Florida or Nevada, our costs may not decline at all or at the same rate and, as a result, our overall results of operations may be adversely affected.

Interest rate increases or changes in federal lending programs could lower demand for our homes.

Nearly all of our customers finance the purchase of their homes. In recent years, historically low interest rates and the increased availability of specialized mortgage products, including mortgage products requiring no or low down payments, and interest-only and adjustable rate mortgages, have made homebuying more affordable for a number of customers. Increases in interest rates or decreases in the availability of mortgage financing or of certain mortgage programs may lead to higher down payment requirements or monthly mortgage costs, or both, and could therefore reduce demand for our homes.

Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide our customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for financing at the interest rates prevailing when they signed their contracts.

Because the availability of Fannie Mae, Federal Home Loan Mortgage Corporation, Federal Housing Administration and Veterans Administration mortgage financing is an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of such government-backed financing could reduce our home sales.

We are subject to substantial legal and regulatory requirements regarding the development of land, the homebuilding process and protection of the environment, which can cause us to suffer delays and incur costs associated with compliance and which can prohibit or restrict homebuilding activity in some regions or areas.

Our homebuilding business is heavily regulated and subject to an increasing degree of local, state and federal regulations concerning zoning, resource protection and other environmental impacts, building design, construction and similar matters. These regulations often provide broad discretion to governmental authorities that regulate these matters, which can result in unanticipated delays or increases in the cost of a specified project or a number of projects in particular markets. We may also experience periodic delays in homebuilding projects due to building moratoria in any of the areas in which we operate.

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

Because of our French business, we are also subject to regulations and restrictions imposed by the government of France concerning investments by non-French companies in businesses in France, as well as to French and European Union laws and regulations similar to those discussed above.

The mortgage banking operations of Countrywide KB Home Loans are heavily regulated and subject to the rules and regulations promulgated by a number of governmental and quasi-governmental agencies. There are a number of federal and state statutes and regulations which, among other things, prohibit discrimination, establish underwriting guidelines which include obtaining inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. A finding that we or Countrywide KB Home Loans materially violated any of the foregoing laws could have an adverse effect on our results of operations.

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

We compete in each of our markets with a number of homebuilding companies for homebuyers, land, financing, building materials, skilled management and labor resources. Our competitors include other large national homebuilders, as well as smaller regional or local builders that, based on long-standing relationships with local labor, materials suppliers or land sellers, can have an advantage in their respective regions or local markets. We also compete with other housing alternatives, such as existing homes and rental housing.

These competitive conditions can:

•	make it difficult for us to acquire desirable land which meets our land buying criteria, and to sell our interests in land that no longer meet our investment return criteria on favorable terms;

•	reduce our sales or profit margins;

•	cause us to offer or increase our sales incentives, discounts or price concessions; and

•	reduce new home sales or increase cancellations by homebuyers of their home purchase contracts with us.

Any of these competitive conditions can adversely affect our revenues, increase our costs and/or impede the growth of our local or regional homebuilding business.

The design and construction of high density, mixed use properties in the United States present unique challenges, and we have limited experience in this business.

We have a limited operating history in the United States in designing and constructing high density, mixed use properties, but we have increased our involvement in such projects over the last few years. Among other risks, our success depends on our ability to accurately gauge customer demand for this type of housing. If our high density, mixed use projects underperform, or the KBnxt operational business model does not translate well to these types of projects, our overall results of operations may be adversely affected.

Because of the seasonal nature of our business, our quarterly operating results fluctuate.

We have experienced seasonal fluctuations in quarterly operating results. We typically do not commence significant construction on a home before a home purchase contract has been signed with a homebuyer. Historically, a significant percentage of our home purchase contracts are entered into in the spring and summer months, and a corresponding significant percentage of our deliveries occur in the fall and winter months. Construction of our homes typically requires approximately four months and weather delays that often occur in late winter and early spring may extend this period. As a result of these combined factors, we historically have experienced uneven quarterly results, with lower revenues and operating income generally during the first and second quarters of the year.

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

Our ability to meet our debt service and other obligations will depend upon our future performance. Our business is substantially affected by changes in economic cycles. Our revenues and earnings vary with the level of general economic activity and competition in the markets in which we operate. Our business could also be affected by financial, political and other factors, many of which are beyond our control. Changes in prevailing interest rates may also affect our ability to meet our debt service obligations because borrowings under our $1.5 Billion Credit Facility and other bank loans bear interest at floating rates. A higher interest rate on our debt could adversely affect our operating results.

Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our $1.5 Billion Credit Facility and other bank loans in an amount sufficient to pay our debt service obligations or to fund our other liquidity needs. Should this occur, we may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

The indentures governing our outstanding debt instruments and our $1.5 Billion Credit Facility and other bank loans include financial and other covenants and restrictions, including covenants to report quarterly and annual financial results and restrictions on debt incurrence, sales of assets and cash distributions by us. Should we not comply with these restrictions or covenants, the holders of those debt instruments or the banks, as appropriate, could cause our debt to become due and payable prior to maturity or they could demand that we compensate them for waiving instances of noncompliance.

We may have difficulty in continuing to obtain the additional financing required to operate and develop our business.

Our construction operations require significant amounts of cash and/or available credit. It is not possible to predict the future terms or availability of additional capital. Moreover, our outstanding domestic public debt, as well as the $1.5 Billion Credit Facility and the credit facilities of our French subsidiary, contain provisions that may restrict the amount and nature of debt we may incur in the future. Our bank credit facilities limit our ability to borrow additional funds by placing a maximum cap on our leverage ratio. Under the most restrictive of these provisions, as of August 31, 2006, we would have been permitted to incur up to $5.33 billion of total consolidated indebtedness, as defined in the bank credit facilities. This maximum amount exceeded our actual total consolidated indebtedness at August 31, 2006 by $1.75 billion. There can be no assurance that we can actually borrow up to this maximum amount at any time, as our ability to borrow additional funds, and to raise additional capital through other means, is also dependent on conditions in the capital markets and our credit worthiness. If conditions in the capital markets change significantly, it could reduce our sales and may hinder our future growth and results of operations.

Our future growth may be limited if the economies of the markets in which we currently operate contract, or if we are unable to enter new markets, find appropriate acquisition candidates or adapt our products to meet changes in demand. Our growth may also be limited by the consummation of acquisitions that may not be successfully integrated, or our entry into new markets or our offerings of new products that may not achieve expected benefits.

Our future growth and results of operations could be adversely affected if the markets in which we currently operate or the products we currently offer to potential homebuyers, or both, do not continue to support the expansion of our business. Our inability to grow in our existing markets, to expand into new markets and/or adapt our products to meet changes in homebuyer demand would limit our ability to achieve growth objectives and would adversely impact our future operating results. Similarly, if we do consummate acquisitions in the future, we may not be successful in integrating the operations of the acquired businesses, including their product lines, operations and corporate cultures, which would limit our ability to grow and would adversely impact our future operating results.

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

We are involved in an SEC investigation and litigation relating to our past stock option grant practices.

As disclosed in the Explanatory Note on page 1 of this Form 10-Q, the Subcommittee concluded that we used incorrect measurement dates for financial reporting purposes for the eight annual stock option grants made to our employees since 1998. The Subcommittee discovered evidence confirming or, in some years, suggesting that hindsight was used to secure favorable exercise prices for seven of these eight annual grants. The SEC is conducting an investigation into our stock option grant practices. In addition, shareholder derivative lawsuits have been filed in California state and federal courts relating to our stock option grant practices. It is possible that additional lawsuits may be filed. The investigation and lawsuits have resulted in, and will continue to result in, substantial legal and professional fees, and will continue to occupy our time and attention. An adverse outcome to the investigation or one or more of the lawsuits may have a negative effect on our business and our results of operations.

The process of restating our financial statements is subject to uncertainty and evolving requirements.

We have worked with our independent registered public accounting firm and the SEC to make our filings comply with applicable accounting and financial reporting guidance for restatements of the kind presented in this Form 10-Q. The issues surrounding past stock option grant practices and financial statement restatements are complex, however, and guidance in these areas may continue to evolve. If new guidance imposes additional or different requirements, we may be required to amend this filing or previous filings. The additional cost and time to prepare any such amendment and the public reaction to any such amendment may have an adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our purchases of our own equity securities during the three months ended August 31, 2006:

				Maximum Number
			Total Number of	of Shares That
			Shares Purchased	May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs

June 1 - 30	1,050,000	$45.84	1,050,000	4,950,000
July 1 - 31	950,000	44.06	950,000	4,000,000
August 1 - 31	—	—	—	4,000,000

Total	2,000,000	$44.99	2,000,000

On December 8, 2005, our board of directors authorized a share repurchase program under which we may repurchase up to 10 million shares of our common stock. During the three months ended August 31, 2006, two million shares were repurchased pursuant to this share repurchase program at an aggregate price of $90.0 million. The acquisitions were made in open market transactions. In connection with the Stock Option Review, our board of directors suspended the share repurchase program authorization.

Item 6.	Exhibits

Exhibits

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME
Registrant

Dated February 12, 2007

/s/ JEFFREY T. MEZGER
Jeffrey T. Mezger
President and Chief Executive Officer
(Principal Executive Officer)

Dated February 12, 2007
/s/  DOMENICO CECERE
Domenico Cecere
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.