Form 10-K
period 2006-11-30
KB HOME
filed 2007-02-13
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑  Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended November 30, 2006
or
☐  Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from _ _ to _ _.
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

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
Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant on May 31, 2006 was $4,675,498,342, including 12,412,982 shares held by the registrant’s grantor stock ownership trust and excluding 23,183,707 shares held in treasury.

The number of shares outstanding of each of the registrant’s classes of common stock on December 31, 2006 was as follows: Common Stock (par value $1.00 per share) 89,374,122 shares, including 12,340,782 shares held by the registrant’s grantor stock ownership trust and excluding 25,274,482 shares held in treasury.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2006

EXPLANATORY NOTE

We are restating our consolidated financial statements to reflect additional stock-based compensation expense and related income tax effects relating to annual stock option awards granted since 1998. This Form 10-K reflects the restatement of our consolidated financial position as of November 30, 2005 and our consolidated results of operations and cash flows for the years ended November 30, 2005 and 2004. We have also included under Item 6. Selected Financial Data restated financial information as of and for the years ended November 30, 2003 and 2002.

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

In addition to allocating annual stock options among other employees, starting with the annual stock option grant approved by the Compensation Committee in October 1998, our former Chief Executive Officer and former head of human resources also selected the grant date. The Subcommittee discovered evidence confirming or, in some years, suggesting that hindsight was used to secure favorable exercise prices for seven of the eight annual stock option grants since 1998. Grants in 1999, 2000 and 2001 were made at the lowest closing stock price during the grant month. The Subcommittee discovered direct evidence that the 2001 grant was priced with hindsight to secure favorable pricing, and the Subcommittee concluded that the evidence it reviewed suggests that hindsight pricing was used for the 1999 and 2000 grants as well. The Subcommittee also found that there is evidence that hindsight was used for the three annual grants made from 2003 to 2005, but within a floating three-day window as a result of the Securities and Exchange Commission’s (“SEC”) accelerated filing requirements for reports of stock transactions by executive officers.

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

Stock Option Adjustments and Related Actions

As part of its review, the Subcommittee determined whether the correct measurement dates had been used under applicable accounting principles for these options. The “measurement date” means the date on which the option is deemed granted under applicable accounting principles, namely Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related interpretations, and is the first date on which all of the following are known: (a) the individual employee who is entitled to receive the option grant, (b) the number of options that an individual employee is entitled to receive, and (c) the option’s exercise price.

Based on the findings of the Subcommittee, we have changed the measurement dates we use to account for the annual stock option grants since 1998 from the grant dates selected by our former Chief Executive Officer and our former head of human resources to the dates our employees were first notified of their grants. These measurement date changes resulted in an understatement of stock-based compensation expense arising from each of our annual stock option grants since 1998, affecting our consolidated financial statements for each year beginning with our year ended November 30, 1999. We have determined that the aggregate understatement of stock-based compensation expense for the seven-year restatement period from 1999 through 2005 is $36.3 million. In connection with the restatement of our consolidated financial statements to reflect the stock-based compensation adjustments associated with the stock option measurement date changes, we recorded an aggregate increase of $4.8 million in our income tax provision for the seven-year restatement period. This amount represents the cumulative income tax impact related to Internal Revenue Code (“IRC”) Section 162(m), partially offset by the income tax impact of the additional stock-based compensation expense. The stock-based compensation expense and related income tax impacts reduced net income by $41.1 million for the years ended November 30, 1999 through 2005. The related tax effects on our consolidated balance sheet included an increase of $72.3 million in accrued expenses and other liabilities, and a decrease of $77.8 million in stockholders’ equity. See Note 2. Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements in this Form 10-K for the impacts on our consolidated financial statements.

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

Restatement

We have restated our consolidated financial statements for the years ended November 30, 2005 and 2004 and our quarterly results for the periods reflected in this Form 10-K. Because the impacts of the restatement adjustments extend back to the year ended November 30, 1999, in these restated consolidated financial statements, we have recognized the cumulative stock-based compensation expense and related income tax impact through November 30, 2003 as a net decrease to beginning stockholders’ equity as of December 1, 2003. In addition, for purposes of Item 6. Selected Financial Data for the years ended November 30, 2003 and 2002, the cumulative stock-based compensation expense from December 1, 1998 through November 30, 2001 has been recognized as a decrease to beginning stockholders’ equity as of December 1, 2001 and the 2002 and 2003 impacts associated with such items have been reflected in our consolidated balance sheet and statement of income data set forth in Item 6. Selected Financial Data in this Form 10-K.

The table below reflects the impacts of the restatement adjustments discussed above on our consolidated statements of income for the periods presented below (in thousands):

					Cumulative
					December 1, 1998
					through
	Years Ended November 30,				November 30,
Category of Adjustments:	2005 (a)	2004 (a)	2003 (b)	2002 (b)	2001 (c)

Pretax stock-based compensation expense related to stock option measurement date changes (d)	$5,809	$2,366	$3,443	$6,684	$17,977

Income tax impact on measurement date changes	(1,500)	(500)	(700)	(1,200)	(3,200)
Income tax impact related to IRC Section 162(m)	10,300	1,300	100	200	—

Total income tax impact related to stock option measurement date changes	8,800	800	(600)	(1,000)	(3,200)
Other income tax adjustments (e)	4,100	3,700	—	—	—

Total income tax adjustments	12,900	4,500	(600)	(1,000)	(3,200)

Total net charge to net income	$18,709	$6,866	$2,843	$5,684	$14,777

(a)	See Note 2. Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements included in this Form 10-K for additional information regarding the adjustments made to our restated consolidated financial statements.

(b)	The impacts on 2003 and 2002 have been reflected in Item 6. Selected Financial Data in this Form 10-K.

(c)	The cumulative effect of the stock-based compensation adjustments from December 1, 1998 through November 30, 2001 is reflected as an adjustment to stockholders’ equity in the 2002 period in Item 6. Selected Financial Data. The following is a summary of the pretax and after-tax expense by year (in thousands):

	Pretax	Income Tax	Net Charge to
Years Ended November 30,	Adjustments	Adjustments	Net Income

1999	$4,319	$(800)	$3,519
2000	5,773	(1,000)	4,773
2001	7,885	(1,400)	6,485

Cumulative effect	$17,977	$(3,200)	$14,777

(d)	Stock-based compensation expenses have been recorded as adjustments to the selling, general and administrative expenses line item in our consolidated statements of income for each period.

(e)	This represents the income tax impact from a goodwill book/tax difference and is not related to the Stock Option Review.

The effects of these restatements are reflected in our consolidated financial statements and other supplemental data, including the unaudited quarterly data for 2006 and 2005 and selected financial data included in this Form 10-K. We have not amended and do not intend to amend any of our previously filed annual or quarterly reports.

As a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended August 31, 2006 on a timely basis, we will not be eligible to use our shelf registration statement, or any other registration statement on Form S-3, to offer or sell our securities until we have timely filed all required reports under the Securities Exchange Act of 1934 for the 12 months prior to our use of the registration statement.

PART I

Item 1. BUSINESS

General

KB Home, a Fortune 500 company founded in 1957 and listed on the New York Stock Exchange under the ticker symbol “KBH,” is one of America’s largest homebuilders. We also build residences and commercial projects in France through our subsidiary Kaufman & Broad S.A. (“KBSA”), which is publicly traded on the Premier Marché of Euronext Paris under the ticker symbol “KOF.”

In 2006, we delivered a total of 39,013 homes. We generated total revenues of $11.00 billion and pretax income of $698.1 million, up 17% and down 46%, respectively, from 2005.

In the United States, we offer a variety of residential units designed for first-time, move-up, luxury and active adult buyers, including attached and detached single-family homes, townhomes and condominiums. We offer residential units in development communities, at urban in-fill locations and as part of mixed use projects. We use the terms “home” and “unit” to refer to a single-family residence, whether it is a single-family home or other type of residential property. We use the term “community” to refer to a single development in which homes are constructed as part of an integrated plan.

Reflecting the geographic diversity of our business, we have five construction reporting segments — West Coast, Southwest, Central, Southeast and France. Our construction pretax income accounted for 95% of our total pretax income in 2006.

We also operate a financial services segment which offers mortgage banking, title, insurance and escrow coordination services to our homebuyers in the United States.

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

Markets

Our homebuilding operations in the United States span the country from coast to coast. KBSA’s operations in France cover a significant portion of that country. Because of the geographic reach of our homebuilding business, we have created five operating segments based on the markets in which we construct homes. Within our four U.S. construction segments, we operate in the 15 states and 40 major markets shown below:

Segment	State(s)	Market(s)

West Coast	California	Bakersfield, Fresno, Los Angeles, Oakland, Riverside, Sacramento, San Diego and Stockton
Southwest	Arizona	Phoenix and Tucson
	Nevada	Las Vegas and Reno
	New Mexico	Albuquerque
Central	Colorado	Colorado Springs and Denver
	Illinois	Chicago
	Indiana	Indianapolis
	Louisiana	Baton Rouge and New Orleans
	Texas	Austin, Dallas/Fort Worth, Houston, McAllen and San Antonio
Southeast	Florida	Daytona Beach, Fort Myers, Jacksonville, Lakeland, Melbourne, Orlando, Port St. Lucie, Sarasota and Tampa
	Georgia	Atlanta
	Maryland	Washington, D.C.
	North Carolina	Charlotte and Raleigh
	South Carolina	Bluffton/Hilton Head, Charleston and Columbia
	Virginia	Washington, D.C.

In France, KBSA’s principal market is metropolitan Paris, where it built 65% of its individual homes and 25% of its condominium units in 2006. KBSA also operates in the Alsace, Aquitaine, Cote d’ Azur, Languedoc-Roussillon, Midi-Pyrenees, Nord, Normandy and Rhone Alps regions, principally in the main cities of Bordeaux, Grenoble, Lille, Lyon, Marseille, Nantes, Nice, Rouen, Strasbourg and Toulouse.

Segment Operating Information.  The following table sets forth specific operating information for our construction segments for the years ended November 30, 2006, 2005 and 2004:

	Years Ended November 30,
	2006	2005	2004
West Coast:
Unit deliveries	7,213	6,624	5,383
Percent of total unit deliveries	18%	18%	17%
Average selling price	$489,500	$460,500	$411,500
Total revenues (in millions) (a)	$3,531.3	$3,050.5	$2,215.2
Southwest:
Unit deliveries	7,011	7,357	7,478
Percent of total unit deliveries	18%	20%	23%
Average selling price	$306,900	$265,600	$202,600
Total revenues (in millions) (a)	$2,183.8	$1,964.5	$1,518.0
Central:
Unit deliveries	9,613	9,866	9,101
Percent of total unit deliveries	25%	27%	29%
Average selling price	$159,800	$157,600	$151,300
Total revenues (in millions) (a)	$1,553.3	$1,559.0	$1,385.9
Southeast:
Unit deliveries	8,287	7,162	4,975
Percent of total unit deliveries	21%	19%	16%
Average selling price	$244,300	$215,100	$171,700
Total revenues (in millions) (a)	$2,091.4	$1,549.3	$855.4
France:
Unit deliveries	6,889	6,131	4,709
Percent of total unit deliveries	18%	16%	15%
Average selling price (b)	$230,400	$206,300	$211,500
Total revenues (in millions) (a) (b)	$1,623.7	$1,287.0	$1,033.8
Total:
Unit deliveries	39,013	37,140	31,646
Average selling price (b)	$277,600	$252,100	$219,900
Total revenues (in millions) (a) (b)	$10,983.5	$9,410.3	$7,008.3

(a)	Total revenues include revenues from residential developments, land sales, and, in France, commercial activities.

(b)	Average selling prices and total revenues for our French operations have been translated into U.S. dollars using weighted average exchange rates for each period.

Unconsolidated Joint Ventures.  The above tables do not include deliveries from unconsolidated joint ventures. From time to time, we participate in the acquisition, development, construction and sale of residential properties and commercial projects through unconsolidated joint ventures. Unit deliveries from unconsolidated joint ventures accounted for less than 2% of our total unit deliveries in 2006.

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

•	Gaining a detailed understanding of consumer location and product preferences through regular surveys;

•	In general, managing our working capital and reducing our operating risks by acquiring developed and entitled land at reasonable prices in markets with high growth potential, and by disposing of land and interests in land that no longer meet our strategic or investment goals;

•	Using our knowledge of consumer preferences to design, construct and deliver the products they desire;

•	In general, commencing construction of a home only after a purchase contract has been signed;

•	Building a backlog of sales orders and reducing the time from construction to final delivery of homes to customers;

•	Establishing an even flow of production of high quality homes at the lowest possible cost; and

•	Offering customers low base prices and the opportunity to customize their homes though choice of location, floor plans and interior design options.

Implementation Strategy.  Through the continued execution of our KBnxt operational business model, we have concentrated on achieving a leading position in our existing markets, expanding our business into attractive new markets and expanding our product lines in both our existing and new markets. This focus has allowed us to achieve lower costs and improved profitability through economies of scale with respect to acquiring land, purchasing building materials, subcontracting labor and providing options to customers.

We will continue to adhere to the disciplines of our KBnxt operational business model in 2007, a year that is likely to present operating challenges similar to those that developed in 2006. We do not expect the difficult conditions currently present in the U.S. housing market, including an oversupply of new and resale home inventories in certain markets, lack of affordability in certain areas and greater competition, to improve significantly, or at all, in 2007. Accordingly, in the short-term, we are focused on aligning the size of our organization with the lower unit volume expected this year and preserving our strong financial condition. We also believe, however, that the general health of the U.S. economy, including historically low interest rates and high employment levels, bodes well for the recovery of the homebuilding industry and our company. Our long-term focus remains the profitable growth of our homebuilding business.

Any expansion into new markets will depend on our assessment of a potential new market’s viability and our ability to develop operations in any new market we decide to enter. The extension of our product line into new product types in specific markets will be driven by our assessment of consumer preferences and fit within our existing business operations. We also will continue to explore appropriate acquisitions as market conditions may result in attractive opportunities.

Marketing Strategy.  In 2006, we continued our marketing strategy of building a national brand that stands out from other homebuilders by combining a consistently executed marketing program with nationwide promotions and partnerships. We believe this approach has yielded results. In 2006, a study we conducted in each of our markets across the United States found that KB Home is the best known homebuilding brand in both aided and unaided awareness.

Our brand recognition continues to benefit from our high-profile partnership with Martha Stewart. In addition to the opening of the first two Martha Stewart communities in 2006, we partnered with Martha Stewart on Martha’s Ultimate KB Home Giveaway, a month-long national promotion in conjunction with her syndicated daytime TV show, Martha. The promotion gave viewers a chance to win a Martha Stewart home in their choice of our first two Martha Stewart communities located in North Carolina and Georgia.

A key marketing focus in 2006 was the creation of new marketing tools to reach out to some of our most essential audiences, including real estate brokers, online home shoppers and our current homeowners. These tools include an emphasis on new broker programs and materials for our local markets, as well as an expanded focus on market-specific online advertising. We launched a new email strategy to more effectively communicate timely messages to our prospective homebuyers. We designed a new web site, http://www.kbhomeowner.com, to provide a post-sale service to our homeowners, including information on services in their new neighborhood and a place to store their most important homeowner information online. The http://www.kbhomeowner.com web site, which we launched in January 2007, is intended to reinforce our commitment to our customers after they move into their homes and to serve as a vehicle to encourage additional referral business.

In 2007, we plan to continue to focus on improving the effectiveness of our marketing programs and the promotion of a single brand across the United States. We also plan to continue to expand our Martha Stewart communities to other areas of the country.

Sales Strategy.  To ensure consistency of message and adherence to our KBnxt operational business model, the sales of our homes are carried out by an in-house team of sales representatives. Our sales representatives are trained to provide prospective customers with floor plan and design choices, pricing information and tours of fully furnished and landscaped model homes that are decorated to emphasize the distinctive options we can provide to customers. We also have representatives available in many of our U.S. communities to assist prospective customers with financing questions and to provide information on the homebuying process.

To help our homebuyers customize their homes, we operate KB Home Studios in many of our markets. KB Home Studios are large showrooms where our customers may select from thousands of options to conveniently purchase as part of the original construction of their homes. The coordinated efforts of sales representatives, KB Home Studio consultants and other personnel in the customer’s homebuying experience are intended to provide high levels of customer satisfaction and lead to enhanced customer retention and referrals.

In France, we introduced the American concept of a master bedroom suite, as well as walk-in closets, built-in kitchen cabinetry and two-car garages. We believe that our value engineering allows us to offer appealing and well-designed homes at competitive prices. Our French operations offer a broad choice of options to customers through new home studios in Paris, Lyon, Marseille and Nice that are similar to our U.S.-based KB Home Studios.

Local Expertise

We believe that our business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities keyed to local demand, to anticipate consumer tastes in specific markets and to assess the local regulatory environments. Accordingly, we operate through local divisions that we establish to take advantage of our local market expertise. We have experienced management teams in each of our divisions. Although we have centralized certain functions, such as marketing, advertising, legal, materials purchasing, product development, architecture and accounting, to benefit from economies of scale, our local management exercises considerable autonomy in identifying land acquisition opportunities, developing product and sales strategies, conducting product operations and controlling costs.

Community Development

Our new home community development process generally consists of four phases: land acquisition, land development, home construction and sale. Historically, our community development process has ranged from six to 24 months in our West Coast region to a somewhat shorter duration in our other domestic regions. In France, the community development process has historically ranged from 12 to 30 months. The length of the community development process varies based on, among other things, the extent of government approvals required, the overall size of the community, necessary site preparation activities, weather conditions and marketing results.

Although they vary significantly, our domestic new home communities typically consist of 50 to 250 lots ranging in size from 2,000 to 20,000 square feet. Depending on the community, we offer from two to five model home design options to customers, with premium lots often containing more square footage, better views or location benefits. In France, our single-family home developments typically consist of 50 to 150 lots, with average lot sizes of 5,500 square feet. Our goal is to own or control enough lots to meet our forecasted production goals over the next three to five years.

Based on our assessment of market conditions, we will dispose of land inventory holdings that no longer fit our strategic plans or that no longer meet our internal investment standards. We generally accomplish this through sales of land or interests in land or by forfeiting or abandoning options to purchase land.

Land Acquisition and Development.  Prior to our adoption of our KBnxt operational business model in 1997, we typically acquired undeveloped and/or unentitled land on which significantly more than 250 lots could be developed. Since we adopted our KBnxt operational business model, we have focused on obtaining land containing less than 250 lots and have substantially reduced our acquisition of undeveloped and/or unentitled land. Instead, we have focused on acquiring lots that are entitled and, either physically developed (referred to as “finished lots”) or partially finished. Acquiring finished or partially finished lots enables us to construct and deliver homes shortly after the land is acquired with minimal additional development expenditures. This is a more efficient way to use our working capital and reduces the operating risks associated with having to develop and/or entitle land, such as unforeseen improvement costs and/or changes in market conditions. However, depending on market conditions, we may acquire undeveloped and/or unentitled land. We expect that the overall balance of undeveloped, unentitled, entitled and finished lots in our inventory will vary over time.

Consistent with our KBnxt operational business model, we target geographic areas for potential land acquisitions based on the results of periodic surveys of both new and resale homebuyers in particular markets. Local, in-house land acquisition specialists conduct site selection research and analysis in targeted geographic areas to identify desirable land consistent with our marketing strategy. Studies performed by third-party marketing specialists are also utilized. Some of the factors we consider in evaluating land acquisition targets are: consumer preferences; general economic conditions; specific market conditions, with an emphasis on the prices of comparable new and resale homes in the market; expected sales rates; proximity to metropolitan areas and employment centers; population and commercial growth patterns; estimated costs of completing lot development; and environmental matters.

We generally structure our land purchases and development activities to minimize, or to defer the timing of, cash and capital expenditures, which enhances returns associated with new land investments. While we use a variety of techniques to accomplish this, as further described below, we typically use agreements that give us an option right to purchase land at a future date at a fixed price for a small or no initial deposit payment. Our decision to exercise a particular option right is based on the results of the due diligence we conduct after entering into an agreement. In some cases our decision to exercise an option may be conditioned on the land seller’s obtaining necessary entitlements, such as zoning rights and environmental approvals, and/or physically developing the land by a pre-determined date to allow us to build homes relatively quickly. Depending on the circumstances, our initial deposit payment for an option right may or may not be fully or substantially refundable to us if we do not purchase the underlying land.

In addition to acquiring land under option agreements, we may acquire land under agreements that condition our purchase obligation on our satisfaction with the feasibility of developing and selling homes on the land by a certain future date. Our option and other purchase agreements may also allow us to phase our land purchase and/or lot development obligations over a period of time and/or upon the satisfaction of certain conditions. We may also acquire land with seller financing that is non-recourse to us, or by working in conjunction with third-party land developers.

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

Before we commit to any land purchase, our senior corporate management carefully evaluates each acquisition opportunity based on the results of our local specialists’ due diligence and a set of strict financial measures, including, but not limited to, gross margin analyses and specific discounted after tax cash flow internal rate of return requirements. Potential transactions involving significant financial commitments or that are outside the ordinary course of our business are subject to review and approval by our investment committee, which is composed of our senior executive officers. Smaller but still sizeable potential transactions are subject to review and approval by our corporate land committee, which is composed of senior management experienced in land acquisitions. The smallest potential transactions for the release of non-refundable deposits and the expenditure of entitlement costs are subject to review and approval by our divisional land committees, which are composed of senior divisional and regional management, with further development expenditures subject to prior ratification by our corporate land committee. The stringent criteria guiding our land acquisition decisions has resulted in our geographic expansion to areas which generally offer better returns for lower risk and lower cash and capital investment. In France, we employ similar strategies and policies regarding land acquisition and development.

In light of difficult market conditions and a more moderate demand for new homes, we have recently sold some of our land and interests in land, and have abandoned some of our options to acquire land. Consistent with our KBnxt operational business model, we determined that these sold or abandoned properties no longer met our strategic needs or our internal investment standards. If market conditions remain challenging, we may sell more of our land and interests in land, and we may abandon or try to sell more of our options to acquire land.

The following table shows the number of lots we owned in various stages of development and under option contracts in our construction segments as of November 30, 2006 and 2005. The table does not include approximately 393 acres and 479 acres optioned in the United States in 2006 and 2005, respectively, which have not yet been approved for subdivision into lots.

							Total Lots
	Homes/Lots in		Land Under		Lots Under		Owned or
	Production		Development		Option		Under Option
	2006	2005	2006	2005	2006	2005	2006	2005

West Coast	10,957	11,439	4,387	6,791	11,762	24,253	27,106	42,483
Southwest	9,773	13,489	2,338	2,918	11,101	16,183	23,212	32,590
Central	12,799	19,398	6,856	7,740	5,448	17,638	25,103	44,776
Southeast	10,576	12,869	6,034	5,616	19,436	42,056	36,046	60,541
France	7,877	5,942	2,635	2,027	8,569	2,216	19,081	10,185

Total	51,982	63,137	22,250	25,092	56,316	102,346	130,548	190,575

Reflecting our geographic diversity and balanced operations, as of November 30, 2006, 21% of the lots we owned or controlled were located in the West Coast reporting segment, 18% were in the Southwest reporting segment, 19% were in the Central reporting segment, 27% were in the Southeast reporting segment and 15% were in France.

Home Construction and Sale.  Following the purchase of land and, if necessary, the completion of the entitlement process, we typically begin marketing homes and constructing model homes. The time required for construction of our homes depends on the weather, time of year, local labor supply, availability of materials and supplies and other factors. The construction of our homes is generally contingent upon customer orders to minimize the costs and risks of standing inventory. However, cancellations of home purchase contracts prior to the delivery of the underlying units may cause us to have standing inventory of completed or partially completed units.

We act as the general contractor for the majority of our communities and hire subcontractors for all production activities. The use of subcontractors enables us to reduce our investment in direct labor costs, equipment and facilities. Where practical, we use mass production techniques, and prepackaged, standardized components and materials to streamline the on-site production phase. We have also developed systems for national and regional purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs through improved pricing and, where available, participation in national manufacturers’ rebate programs. At all stages of production, our administrative and on-site supervisory personnel coordinate the activities of subcontractors and subject their work to quality and cost controls. As part of our KBnxt operational business model, we have also emphasized even flow production methods to enhance the quality of our homes, minimize production costs and improve the predictability of our revenues and earnings.

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

Backlog

Sales of our homes are made pursuant to standard purchase contracts, which generally require a customer deposit at the time of execution. We generally permit customers to cancel their obligations and obtain refunds of all or a portion of their deposit in the event mortgage financing cannot be obtained within a period of time, as specified in the contract. Once mortgage financing approval is obtained, we generally require an additional deposit.

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

Our backlog at November 30, 2006, excluding the effects of unconsolidated joint ventures, totaled 17,384 units, down 32% from the 25,722 backlog units at year-end 2005. Our backlog ratio was 53% for the fourth quarter of 2006 and 43% for the fourth quarter of 2005. (Backlog ratio is defined as unit deliveries as a percentage of beginning backlog in the quarter.) Domestically, unit backlog of 10,575 units at November 30, 2006 decreased by 48% compared to 20,240 units at November 30, 2005. Unit backlog of 6,809 in France was 24% higher at November 30, 2006 compared to the 5,482 unit backlog at November 30, 2005.

The significant decrease in domestic backlog levels in 2006 resulted from a decrease in net orders due in part to increased home purchase contract cancellations. Our net orders declined 28% to 30,675 in 2006 from 42,405 in 2005. Our average cancellation rate in 2006 was 42%, up from an average of 27% in 2005. During the fourth quarter of 2006, our net orders decreased 38% from the fourth quarter of 2005, reflecting a 50% decline in net orders generated by our U.S. operations to 3,763 from 7,510, partially offset by a 3% increase in net orders in France to 2,296 from 2,237 in the year-earlier quarter. During the fourth quarter of 2006, our cancellation rate rose to 48% from 31% in the year-earlier quarter and improved from 53% in the third quarter of 2006.

The following table sets forth unit deliveries, net orders and ending backlog relating to sales of homes and homes under contract for each quarter during the years ended November 30, 2006 and 2005:

							Unconsolidated
	West Coast	Southwest	Central	Southeast	France	Total	Joint Ventures
Unit deliveries
2006
First	1,446	1,552	1,835	1,610	1,462	7,905	76
Second	1,579	1,813	2,183	1,827	1,630	9,032	189
Third	1,683	1,798	2,489	1,923	1,630	9,523	93
Fourth	2,505	1,848	3,106	2,927	2,167	12,553	188

Total	7,213	7,011	9,613	8,287	6,889	39,013	546

2005
First	1,095	1,572	1,873	1,314	993	6,847	210
Second	1,417	2,033	2,117	1,665	1,303	8,535	143
Third	1,781	1,943	2,638	1,871	1,579	9,812	75
Fourth	2,331	1,809	3,238	2,312	2,256	11,946	81

Total	6,624	7,357	9,866	7,162	6,131	37,140	509

Net orders
2006
First	1,399	1,492	2,295	1,854	1,679	8,719	209
Second	1,628	1,239	2,723	1,899	2,419	9,908	66
Third	775	806	1,549	1,037	1,822	5,989	59
Fourth	772	576	1,156	1,259	2,296	6,059	113

Total	4,574	4,113	7,723	6,049	8,216	30,675	447

2005
First	1,857	2,140	2,541	1,841	1,522	9,901	55
Second	2,025	2,457	3,201	2,523	2,084	12,290	41
Third	1,836	1,930	2,860	2,171	1,670	10,467	60
Fourth	1,693	1,706	2,151	1,960	2,237	9,747	245

Total	7,411	8,233	10,753	8,495	7,513	42,405	401

Ending backlog — units (a)
2006
First	4,207	5,368	5,405	5,857	5,699	26,536	520
Second	4,256	4,794	5,945	5,929	6,488	27,412	397
Third	3,348	3,802	5,005	5,043	6,680	23,878	363
Fourth	1,615	2,530	3,055	3,375	6,809	17,384	288

2005
First	4,229	5,120	4,726	4,807	4,452	23,334	340
Second	4,837	5,544	5,810	5,665	5,233	27,089	238
Third	4,892	5,531	6,032	5,965	5,324	27,744	223
Fourth	4,254	5,428	4,945	5,613	5,482	25,722	387

Ending backlog — value, in thousands (a)
2006
First	$2,059,191	$1,690,266	$841,504	$1,455,301	$1,196,790	$7,243,052	$119,600
Second	2,200,413	1,473,792	947,562	1,499,091	1,537,656	7,658,514	92,898
Third	1,726,232	1,129,899	802,950	1,295,886	1,576,480	6,531,447	75,662
Fourth	819,795	708,206	487,223	811,533	1,606,924	4,433,681	70,602

2005
First	$1,878,556	$1,200,915	$719,885	$997,926	$1,006,152	$5,803,434	$60,370
Second	2,150,227	1,428,789	903,725	1,211,460	1,098,930	6,793,131	40,460
Third	2,228,977	1,509,186	906,352	1,324,161	1,091,420	7,060,096	38,360
Fourth	2,045,476	1,562,698	751,589	1,324,410	1,079,954	6,764,127	80,883

(a)	Ending backlog amounts for 2005 have been adjusted to reflect acquisitions made during that year. Therefore, the ending backlog at November 30, 2004 combined with net order and delivery activity for 2005 will not equal the ending backlog at November 30, 2005.

Land and Raw Materials

We currently own or control enough land to meet our forecasted production goals for approximately the next four years, and we believe that we will be able to acquire land on acceptable terms for future communities as needed. In fact, as discussed above, we have recently been selling some of our land and abandoning options to purchase land in order to balance our holdings with the more moderate demand for new homes that we have been experiencing. The principal raw materials used in the construction of our homes are concrete and forest products. (In France, the principal materials used in the construction of our commercial buildings are steel, concrete and glass.) In addition, we use a variety of other construction materials, including sheetrock, plumbing and electrical items in the homebuilding process. We attempt to maintain efficient operations by utilizing standardized materials that are commercially available on competitive terms from a variety of sources. In addition, our centralized or regionalized purchasing of certain building materials, appliances and fixtures allows us to benefit from large quantity purchase discounts and, in some cases, supplier rebates, for our domestic operations. When possible, we make bulk purchases of such products at favorable prices from suppliers and often instruct subcontractors to submit bids based on such prices.

Land Sales

In the normal course of business, we occasionally sell land which either can be sold at an advantageous price due to market conditions or does not meet our strategic needs or internal investment standards. Such property may consist of land zoned for commercial use which is part of a larger parcel being developed for single-family homes or may be in areas where we may consider our inventory to be excessive. Generally, land sales fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions. Such sales have been limited in recent years, but were more significant in 2006 compared to prior periods, as we sold some of our land in light of challenging market conditions and more moderate demand for new homes. Land sale revenues totaled $129.7 million in 2006, $40.3 million in 2005 and $27.9 million in 2004.

Customer Financing

On-site personnel at our communities in the United States facilitate sales by offering to arrange financing for prospective customers through Countrywide KB Home Loans. Countrywide KB Home Loans is a retail mortgage banking joint venture that we established with Countrywide Financial Corporation (“Countrywide”) in 2005. We believe that the ability of Countrywide KB Home Loans to offer customers a variety of financing options on competitive terms as a part of the sales process is an important factor in completing sales.

Countrywide KB Home Loans provides mortgage banking services to our domestic homebuyers. Leveraging the resources of Countrywide, the joint venture operates with decentralized teams of employees located in all of our markets. Through its relationship with Countrywide, the joint venture offers virtually every loan program in the industry, as well as some products not offered by other lenders. This includes fixed and adjustable rate, conventional, privately insured mortgages, Federal Housing Administration (“FHA”)-insured or Veterans Administration (“VA”)-guaranteed mortgages and mortgages funded by revenue bond programs of states and municipalities. In 2006, Countrywide KB Home Loans originated loans for 57% of our domestic home deliveries to customers who obtained mortgage financing.

In France, we assist our customers by arranging financing through third-party lenders, primarily major French banks with which our French business has established relationships. In some cases, our French customers qualify for certain government-assisted home financing programs.

Employees

We employ a trained staff of land acquisition specialists, architects, planners, engineers, construction supervisors, marketing and sales personnel, and finance and accounting personnel, supplemented as necessary by outside consultants, who guide the development of our communities from their conception through the marketing and sale of completed homes.

At December 31, 2006, we had approximately 5,100 full-time employees in our operations. No employees are represented by a collective bargaining agreement.

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

Financing

We do not generally finance the development of our domestic communities with project financing. By “project financing” we mean proceeds of loans specifically obtained for, or secured by, particular communities. Instead, financing of our domestic operations has been primarily generated from results of operations, public debt and equity financing, and borrowings under our domestic $1.5 billion unsecured revolving credit facility with various banks (the “$1.5 Billion Credit Facility”).

KBSA has financed its business activities from results of operations, public debt and borrowings from its unsecured committed credit lines with a series of banks.

Regulation and Environmental Matters

It is our policy, as part of our due diligence process for all land acquisitions, to use third-party environmental consultants to investigate for environmental risks and to require disclosure from land sellers of known environmental risks. Despite these precautions, there can be no assurance that we will avoid material liabilities relating to the removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned by us. No estimate of such potential liabilities can be made although we may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, we take steps prior to acquisition to gain assurance as to the precise scope of work required and costs associated with removal, site restoration and/or monitoring, using detailed investigations by environmental consultants. To the extent such contamination or other environmental issues have occurred in the past, we believe we may be able to recover restoration costs from third parties, including, but not limited to, the generators of hazardous waste, land sellers or others in the prior chain of title and/or insurers. Utilizing such policies, we anticipate that it is unlikely that environmental clean-up costs will have a material effect on our future consolidated financial position or results of operations. We have not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by us are identified by the U.S. Environmental Protection Agency (“EPA”) as being a “Superfund” clean-up site requiring clean-up costs, which could have a material effect on our future consolidated financial position or results of operations. Costs associated with the use of environmental consultants are not material to our results of operations.

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

We encourage the public to read our periodic and special reports. Copies of these filings, as well as any future filings, may be obtained, at no cost, through our website http://www.kbhome.com or by writing to our investor relations department at investorrelations@kbhome.com or at our principal executive offices.

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

The value of the land and housing inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, such inventory. The market value of our land inventory can vary considerably because there is often a significant amount of time between our initial acquisition of land and our ability to make homes on that land available for sale. In the past few years, the value of our inventory has benefited from increases in buyer demand and the rapid appreciation of home prices. However, the recent downturn in the housing market has caused and, if it continues, may in the future cause, the fair market value of certain of our inventory to fall, in some cases well below its estimated fair market value at the time we acquired it. Depending on our assessment of fair market value, we may need to write-down the value of certain of our inventory and take corresponding non-cash charges against our earnings to reflect impaired value. We may also abandon our interests in certain land inventory that no longer meets our internal investment standards, which would also require us to take non-cash charges. On January 16, 2007, we reported that we would record non-cash charges in the fourth quarter of 2006 of $88.3 million related to the abandonment of certain land option contracts and $255.0 million related to inventory and joint venture impairments. If the current downturn in the housing market continues, we may need to take additional charges against our earnings for abandonments or inventory impairments, or both. Any such non-cash charges would have an adverse effect on our reported profits.

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

Because the availability of Fannie Mae, Federal Home Loan Mortgage Corporation, FHA and VA mortgage financing is an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of such government-backed financing could reduce our home sales.

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

Our construction operations require significant amounts of cash and/or available credit. It is not possible to predict the future terms or availability of additional capital. Moreover, our outstanding domestic public debt, as well as the $1.5 Billion Credit Facility and the credit facilities of our French subsidiary, contain provisions that may restrict the amount and nature of debt we may incur in the future. Our bank credit facilities limit our ability to borrow additional funds by placing a maximum cap on our leverage ratio. Under the most restrictive of these provisions, as of November 30, 2006, we would have been permitted to incur up to $5.24 billion of total consolidated indebtedness, as defined in the bank credit facilities. This maximum amount exceeded our actual total consolidated indebtedness at November 30, 2006 by $2.58 billion. There can be no assurance that we can actually borrow up to this maximum amount at any time, as our ability to borrow additional funds, and to raise additional capital through other means, is also dependent on conditions in the capital markets and our credit worthiness. If conditions in the capital markets change significantly, it could reduce our sales and may hinder our future growth and results of operations.

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

As disclosed in the Explanatory Note on page 1 of this Form 10-K, the Subcommittee concluded that we used incorrect measurement dates for financial reporting purposes for the eight annual stock option grants made to our employees since 1998. The Subcommittee discovered evidence confirming or, in some years, suggesting that hindsight was used to secure favorable exercise prices for seven of these eight annual grants. The SEC is conducting an investigation into our stock option grant practices. In addition, shareholder derivative lawsuits have been filed in California state and federal courts relating to our stock option grant practices. It is possible that additional lawsuits may be filed. The investigation and lawsuits have resulted in, and will continue to result in, substantial legal and professional fees, and will continue to occupy our time and attention. An adverse outcome to the investigation or one or more of the lawsuits may have a negative effect on our business and our results of operations.

The process of restating our financial statements is subject to uncertainty and evolving requirements.

We have worked with our independent registered public accounting firm and the SEC to make our filings comply with applicable accounting and financial reporting guidance for restatements of the kind presented in this Form 10-K. The issues surrounding past stock option grant practices and financial statement restatements are complex, however, and guidance in these areas may continue to evolve. If new guidance imposes additional or different requirements, we may be required to amend this filing or previous filings. The additional cost and time to prepare any such amendment and the public reaction to any such amendment may have an adverse effect on our business.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We lease our corporate headquarters in Los Angeles, California. Our homebuilding division offices, except for our San Antonio, Texas office, and our KB Home Studios are located in leased space in the markets where we conduct business. Our homebuilding operations in San Antonio, Texas are principally conducted from premises that we own.

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

Other Matters

We are also involved in litigation and governmental proceedings incidental to our business. These cases are in various procedural stages and, based on reports of counsel, it is our opinion that provisions or reserves made for potential losses are adequate and any liabilities or costs arising out of currently pending litigation will not have a materially adverse effect on our consolidated financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 25, 2006, we commenced a solicitation of consents from holders of our $1.65 billion outstanding senior notes. The purpose of the consent solicitation was to obtain from the holders of such notes approval to amend the indenture governing our senior notes to suspend through and including February 23, 2007 the occurrence of certain defaults or Events of Default (as defined in the indenture), and the consequences thereof, caused by our failure to timely deliver consolidated financial statements for our quarter ended August 31, 2006, and certain related matters. We also sought a waiver of all defaults caused by such matters prior to the effective date of the proposed amendment.

We received valid and unrevoked consents with respect to $320.1 million principal amount of our 6 3/8% Senior Notes due 2011 (91.5%), $248.9 million principal amount of our 5 3/4% Senior Notes due 2014 (99.5%), $153.3 million principal amount of our 5 7/8% Senior Notes due 2015 (51.1%), $295.0 million of our 6 1/4% Senior Notes due 2015 (65.6%), and $194.9 million principal amount of our 7 1/4% Senior Notes due 2018 (65.0%). The proposed amendment to the indenture and the waiver became effective on November 9, 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our executive officers as of January 31, 2007:

			Year	Years
			Assumed	at	Other Positions and Other
		Present Position at	Present	KB	Business Experience within the
Name	Age	January 31, 2007	Position	Home	Last Five Years (a)	From – To

Jeffrey T. Mezger	51	President and Chief Executive Officer	2006	13	Executive Vice President and Chief Operating Officer	1999-2006

Domenico Cecere	57	Executive Vice President and	2007	5	Senior Vice President and Chief Financial Officer	2002-2006
		Chief Financial Officer			Consultant, Gryphon Investors	2001-2002

Glen Barnard	62	Senior Vice President, KBnxt Group	2006	8	Regional General Manager (b)	2004-2006
					Chief Executive Officer, Constellation Real Technologies	2001-2003

Robert Freed	50	Senior Vice President, Investment	2005	12	Regional General Manager	2000-2005
		Strategy and Regional General			President, KB Home North Bay Inc.	2000-2004
		Manager			President, KB Home South Bay Inc.	1997-2003

William R. Hollinger	48	Senior Vice President and	2007	19	Senior Vice President and Controller	2001-2006
		Chief Accounting Officer

Kelly Masuda	39	Senior Vice President and Treasurer	2005	3	Senior Vice President, Capital Markets and Treasurer	2005
					Vice President, Capital Markets and Treasurer	2003-2005
					Director, Credit Suisse First Boston	2000-2002

(a)	All positions described were with us, unless otherwise indicated.

(b)	Mr. Barnard was a senior executive with us from 1996-2001, and rejoined us in 2004.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2006, there were 923 holders of record of our common stock. Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” The following table sets forth, for the periods indicated, the price ranges of our common stock. Stock prices and dividend amounts have been adjusted to reflect the impact of the two-for-one split of our common stock described below.

	2006		2005
	High	Low	High	Low

First Quarter	$81.99	$64.80	$63.19	$43.89
Second Quarter	69.10	50.40	67.55	54.21
Third Quarter	52.65	37.89	85.45	66.50
Fourth Quarter	52.18	38.66	77.92	60.82

We paid quarterly cash dividends of $.25 per common share in 2006 and $.1875 per common share in 2005.

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

Certain debt instruments to which we are a party contain restrictions on the payment of cash dividends. Based on the most restrictive of these provisions, $532.2 million of retained earnings was available for payment of cash dividends at November 30, 2006.

The description of our equity compensation plans required by Item 201(d) of Regulation S-K is incorporated herein by reference to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Form 10-K.

We did not repurchase any of our equity securities during the fourth quarter of 2006.

Item 6.  SELECTED FINANCIAL DATA

The data in this table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report. The information presented in this table reflects the restatement of our financial results which is more fully described in the Explanatory Note on Page 1 of this Form 10-K.

KB HOME
SELECTED FINANCIAL INFORMATION
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2006	2005 (a)	2004 (b)	2003 (b)	2002 (b)
		(as restated)	(as restated)	(as restated)	(as restated)

Construction:
Revenues	$10,983,552	$9,410,282	$7,008,267	$5,775,429	$4,938,894
Operating income	755,717	1,351,187	772,333	559,456	446,233
Total assets	8,970,440	7,711,446	5,623,593	3,984,837	3,393,513
Mortgages and notes payable	3,125,803	2,463,814	1,975,600	1,253,932	1,167,053

Financial services:
Revenues	$20,240	$31,368	$44,417	$75,125	$91,922
Operating income	14,317	10,968	8,688	35,777	57,506
Total assets	44,024	29,933	210,460	253,113	634,106
Notes payable	—	—	71,629	132,225	507,574

Consolidated:
Revenues	$11,003,792	$9,441,650	$7,052,684	$5,850,554	$5,030,816
Operating income	770,034	1,362,155	781,021	595,233	503,739
Net income	482,351	823,712	474,036	367,921	308,666
Total assets	9,014,464	7,741,379	5,834,053	4,237,950	4,027,619
Mortgages and notes payable	3,125,803	2,463,814	2,047,229	1,386,157	1,674,627
Stockholders’ equity	2,922,748	2,773,797	2,039,390	1,592,162	1,274,535

Basic earnings per share	$6.12	$10.06	$6.05	$4.67	$3.72
Diluted earnings per share	5.82	9.32	5.62	4.37	3.51
Cash dividends per common share	1.00	.75	.50	.15	.15

(a)	See Note 2. Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements in this Form 10-K for a description of the restatement and its effects.

(b)	The following table reflects the adjustments related to the restatements for periods not derived from the accompanying audited consolidated financial statements (in thousands, except per share amounts):

	2004			2003			2002
	As previously			As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated	reported	Adjustments	As restated

Construction:
Revenues	$7,008,267	$—	$7,008,267	$5,775,429	$—	$5,775,429	$4,938,894	$—	$4,938,894
Operating income	774,699	(2,366)	772,333	562,899	(3,443)	559,456	452,917	(6,684)	446,233
Total assets	5,625,496	(1,903)	5,623,593	3,982,746	2,091	3,984,837	3,391,434	2,079	3,393,513
Mortgages and notes payable	1,975,600	—	1,975,600	1,253,932	—	1,253,932	1,167,053	—	1,167,053

Financial services:
Revenues	$44,417	$—	$44,417	$75,125	$—	$75,125	$91,922	$—	$91,922
Operating income	8,688	—	8,688	35,777	—	35,777	57,506	—	57,506
Total assets	210,460	—	210,460	253,113	—	253,113	634,106	—	634,106
Notes payable	71,629	—	71,629	132,225	—	132,225	507,574	—	507,574

Consolidated:
Revenues	$7,052,684	$—	$7,052,684	$5,850,554	$—	$5,850,554	$5,030,816	$—	$5,030,816
Operating income	783,387	(2,366)	781,021	598,676	(3,443)	595,233	510,423	(6,684)	503,739
Net income	480,902	(6,866)	474,036	370,764	(2,843)	367,921	314,350	(5,684)	308,666
Total assets	5,835,956	(1,903)	5,834,053	4,235,859	2,091	4,237,950	4,025,540	2,079	4,027,619
Mortgages and notes payable	2,047,229	—	2,047,229	1,386,157	—	1,386,157	1,674,627	—	1,674,627
Stockholders’ equity	2,039,390	—	2,039,390	1,592,851	(689)	1,592,162	1,274,351	184	1,274,535

Basic earnings per share	$6.14	$(0.09)	$6.05	$4.71	$(.04)	$4.67	$3.79	$(.07)	$3.72
Diluted earnings per share	5.70	(0.08)	5.62	4.40	(.03)	4.37	3.58	(.07)	3.51
Cash dividends per common share	0.50	—	0.50	.15	—	.15	.15	—	.15

As a consequence of the stock option adjustments discussed in the Explanatory Note on page 1, we had to reflect additional stock-based compensation expense in the pro forma information required to be disclosed in our footnotes under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The effect of this change is presented in the following table (in thousands, except per share amounts):

	2005	2004	2003	2002
	(as restated)	(as restated)	(as restated)	(as restated)

Net income	$823,712	$474,036	$367,921	$308,666
Add: Stock-based compensation expense included in net income, net of related tax effects	4,309	1,866	2,743	5,484
Deduct: Stock-based compensation expense determined using the fair value method, net of related tax effects	(19,462)	(14,922)	(14,710)	(15,012)

Pro forma net income	$808,559	$460,980	$355,954	$299,138

Earnings per share:
Basic — as restated	$10.06	$6.05	$4.67	$3.72

Basic — pro forma	$9.87	$5.89	$4.52	$3.60

Diluted — as restated	$9.32	$5.62	$4.37	$3.51

Diluted — pro forma	$9.21	$5.54	$4.29	$3.46

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information below has been adjusted to reflect the restatement of financial results which is more fully described in the Explanatory Note beginning on page 1 of this Form 10-K and in Note 2. Restatement of Consolidated Financial Statements in the Notes to Consolidated Financial Statements in this Form 10-K.

RESULTS OF OPERATIONS

Overview.  Revenues are generated from (a) our construction operations in the United States and France, and (b) our domestic financial services operations. The following table presents a summary of our results for the years ended November 30, 2006, 2005 and 2004 (in thousands, except per share amounts):

	Years ended November 30,
	2006	2005	2004
		(as restated)	(as restated)

Revenues:
Construction	$10,983,552	$9,410,282	$7,008,267
Financial services	20,240	31,368	44,417

Total revenues	$11,003,792	$9,441,650	$7,052,684

Pretax income:
Construction	$664,515	$1,279,014	$706,648
Financial services	33,536	11,198	8,688

Total pretax income	698,051	1,290,212	715,336
Income taxes	(215,700)	(466,500)	(241,300)

Net income	$482,351	$823,712	$474,036

Diluted earnings per share	$5.82	$9.32	$5.62

In the first half of 2006, we generated favorable financial results due in part to higher average selling prices and our strong backlog level at the beginning of the year. However, conditions in the homebuilding industry became increasingly challenging in the second half of 2006, mainly due to an oversupply of new and resale homes in many of our domestic markets. The same investors and speculators who fueled high demand in recent years began exiting the market and offering their homes for sale. At the same time, the reduced affordability of housing and a lack of urgency on the part of potential homebuyers amid market uncertainty have heightened competition among homebuilders and other sellers, and caused many homebuyers to delay or cancel their purchases. As a result of these conditions, we increased our advertising efforts and the use of price discounts and other incentives to generate sales. Still, like other homebuilders, we experienced an increase in home purchase contract cancellations and a decrease in net new orders in 2006.

These market trends, which we do not expect to improve significantly, or at all, in 2007, negatively affected our results of operations compared to 2005. While we experienced growth in our total revenues, our operating income dropped compared to 2005. This lower operating income was primarily due to a decrease in our housing gross margin stemming from the increased use of price discounts and other sales incentives, increased advertising expenditures and a non-cash charge for the impairment of certain land inventory and the abandonment of land option contracts.

While we believe that the long-term prospects for both the homebuilding industry and our operations are solid, it will take time for individual markets to work through the current oversupply of housing. Until market conditions improve, we expect to continue to experience high cancellation rates and fewer net orders compared to recent years. The net order decrease we experienced in the latter half of 2006 is also expected to result in a year-over-year decrease in our unit deliveries in the first half of 2007, and potentially longer.

Total revenues reached $11.00 billion for the year ended November 30, 2006, increasing 17% from $9.44 billion in 2005, which had increased 34% from $7.05 billion in 2004. Our revenue growth in both 2006 and 2005 was driven by an increase in housing revenues stemming from increased unit deliveries and higher average selling prices. Included in our total revenues were financial services revenues of $20.2 million in 2006, $31.4 million in 2005 and $44.4 million in

2004. The decrease in financial services revenues in 2006 and 2005 primarily reflects the change in the mortgage banking operations of KB Home Mortgage Company (“KBHMC”) in the fourth quarter of 2005 to an unconsolidated joint venture. On September 1, 2005, we completed the sale of substantially all the mortgage banking assets of KBHMC to Countrywide and in a separate transaction established Countrywide KB Home Loans. KB Home and Countrywide each have a 50% ownership interest in Countrywide KB Home Loans, which is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.

Net income decreased 41% to $482.4 million in 2006 from $823.7 million in 2005 primarily due to a decrease in the operating margin in our construction operations. Our 2006 pretax income included charges of $431.2 million associated with inventory and joint venture impairments, and land option contract write-offs. It also reflects a gain of $27.6 million related to the sale of our ownership interest in a joint venture. In 2005, net income increased 74% from $474.0 million in 2004 largely due to higher unit delivery volume and an expanded operating margin. Diluted earnings per share decreased 38% to $5.82 in 2006 from $9.32 in 2005, which had increased 66% from $5.62 in 2004.

Backlog at November 30, 2006 in both units and value decreased from 2005 levels. The value of our backlog decreased 34% to $4.43 billion on 17,384 units, down from $6.76 billion on 25,722 units at November 30, 2005. All of our domestic geographic segments reported lower backlog as of November 30, 2006 compared to November 30, 2005. The decrease in backlog primarily resulted from higher cancellation rates, which contributed to a 38% decrease in fourth quarter net orders for new homes to 6,059 in 2006 from 9,747 in 2005.

In April 2005, our board of directors declared a two-for-one split of our common stock in the form of a 100% stock dividend to stockholders of record at the close of business on April 18, 2005. The additional shares were distributed on April 28, 2005. All share and per share amounts have been retroactively adjusted to reflect the stock split.

We repurchased six million shares of our common stock in 2006 at an aggregate price of $377.4 million. As of November 30, 2006, we were authorized to repurchase an additional four million shares under our current board-approved share repurchase program. However, in connection with the Stock Option Review, our board of directors suspended the share repurchase program.

As a result of the stock option restatement, we recorded additional stock-based compensation expenses in our quarterly consolidated statements of income. There was no impact on our previously reported revenues in any quarter. Additionally, gross margins for our operating segments remain unchanged. We recorded all costs associated with the Stock Option Review and the restatement as a component of selling, general and administrative expenses.

CONSTRUCTION

We have grouped our construction activities into five reportable segments, which we refer to as West Coast, Southwest, Central, Southeast and France. As of November 30, 2006, our domestic reportable construction segments consisted of operations located in the following states: West Coast: California; Southwest: Arizona, Nevada and New Mexico; Central: Colorado, Illinois, Indiana, Louisiana and Texas; Southeast: Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia.

The following table presents a summary of selected financial and operational data for our construction operations (dollars in thousands, except average selling price):

	Years ended November 30,
	2006	2005	2004
		(as restated)	(as restated)

Revenues:
Housing	$10,830,793	$9,364,803	$6,957,548
Commercial	23,027	5,202	22,834
Land	129,732	40,277	27,885

Total	10,983,552	9,410,282	7,008,267

Costs and expenses:
Construction and land costs
Housing	8,614,688	6,852,541	5,285,619
Commercial	18,760	3,077	17,697
Land	220,055	32,521	22,540

Subtotal	8,853,503	6,888,139	5,325,856
Selling, general and administrative expenses	1,374,332	1,170,956	910,078

Total	10,227,835	8,059,095	6,235,934

Operating income	$755,717	$1,351,187	$772,333

Unit deliveries	39,013	37,140	31,646

Average selling price	$277,600	$252,100	$219,900

Housing gross margin	20.5%	26.8%	24.0%

Selling, general and administrative expenses as a percent of housing revenues	12.7%	12.5%	13.1%

Operating income as a percent of construction revenues	6.9%	14.4%	11.0%

Revenues.  Construction revenues totaled $10.98 billion in 2006, increasing 17% from $9.41 billion in 2005, which had increased 34% from $7.01 billion in 2004. The increases in both 2006 and 2005 resulted primarily from higher housing revenues driven by increased unit delivery volume and a higher average selling price.

Housing revenues totaled $10.83 billion in 2006, $9.36 billion in 2005 and $6.96 billion in 2004. In 2006, housing revenues increased 16% from the previous year due to 5% growth in unit delivery volume and 10% growth in the average selling price. In 2005, housing revenues rose 35% from 2004 results due to a 17% increase in unit delivery volume and a 15% increase in the average selling price.

Our housing deliveries increased 5% to 39,013 units in 2006 from 37,140 units in 2005, reflecting growth in U.S. and French deliveries of 4% and 12%, respectively. The growth in our domestic unit deliveries reflected year-over-year increases of 9% and 16% in the West Coast and Southeast segments, respectively, partially offset by decreases of 5% and 3% in unit deliveries from the Southwest and Central segments, respectively.

In 2005, our housing deliveries increased 17% to 37,140 units from 31,646 units delivered in 2004. The increase in our domestic deliveries in 2005 reflected year-over-year increases of 23%, 8% and 44% from our West Coast, Central and Southeast segments, respectively, partially offset by a slight decrease in unit deliveries from our Southwest segment. French deliveries increased 30% in 2005 versus 2004.

Our average new home price rose 10% in 2006, to $277,600 from $252,100 in 2005, primarily due to the delivery in 2006 of homes purchased in the latter half of 2005, when market conditions were more favorable than at present. Increases in the average selling price were most notable in the West Coast, Southwest, Southeast and France segments, with a slight increase in the Central segment.

The 2005 average new home price had increased 15% from $219,900 in 2004, reflecting generally favorable market conditions, with increases in all of our domestic segments, partly offset by a decrease in the France segment. The higher average selling price in all of our domestic segments in 2005 resulted from a number of market specific factors that pushed demand higher for our homes, premium lots and optional amenities.

Revenues from commercial development activities, all of which are located in metropolitan Paris, totaled $23.0 million in 2006, $5.2 million in 2005, and $22.8 million in 2004.

Land sale revenues totaled $129.7 million in 2006, $40.3 million in 2005 and $27.9 million in 2004. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions. Land sales were more significant in 2006 compared to prior periods, as we sold some of our land in light of challenging market conditions and more moderate demand for new homes.

Operating Income.  Operating income decreased to $755.7 million in 2006, down 44% from $1.35 billion in 2005. As a percentage of construction revenues, operating income decreased to 6.9% in 2006 from 14.4% in 2005, mainly due to a lower housing gross margin. Housing gross profits in 2006 decreased 12%, or $296.2 million, to $2.22 billion from $2.51 billion in 2005. As a percentage of related revenues, the housing gross margin was 20.5% in 2006, down from 26.8% in the prior year, primarily due to greater use of price concessions and incentives to meet competitive conditions and aggregate charges of $309.5 million associated with inventory impairments and the abandonment of land purchase options we no longer plan to exercise. Operating income increased 75% to $1.35 billion in 2005 from $772.3 million in 2004. As a percentage of revenues, operating income rose to 14.4% in 2005 from 11.0% in 2004. Housing gross profits in 2005 increased 50%, or $840.3 million, to $2.51 billion from $1.67 billion in 2004. As a percentage of related revenues, the housing gross margin rose to 26.8% in 2005, up from 24.0% in 2004, primarily due to a higher average selling price. Commercial activities in France generated profits of $4.3 million in 2006, compared to $2.1 million in 2005 and $5.1 million in 2004. Our land sales generated losses of $90.3 million in 2006, including impairment charges of $63.1 million relating to future land sales. In 2005 and 2004, land sales generated profits of $7.8 million and $5.3 million, respectively.

We evaluate our land and housing inventory for recoverability in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) on a quarterly basis, and more frequently if impairment indicators exist. During 2006, we recognized a non-cash charge of $228.7 million for the impairment of inventory. The inventory is located in markets where conditions have become challenging, mainly as a result of the excess supply in the face of more moderate demand for new homes. These market dynamics caused a decline in the fair value of certain inventory positions and prompted changes in our strategy concerning projects that no longer meet our internal investment standards. In 2005 and 2004, we recorded non-cash charges of $26.7 million and $4.7 million, respectively, related to inventory impairments.

From time to time, we will write off costs, including earnest money deposits and pre-acquisition costs, associated with land purchase option contracts which we do not intend to exercise. During 2006, 2005 and 2004, we wrote off $143.9 million, $16.2 million and $32.2 million, respectively, as a result of land option contract abandonments.

The inventory impairment charges and land option contract write-offs are included in construction and land costs in our consolidated statements of income.

Selling, general and administrative expenses totaled $1.37 billion in 2006 compared with $1.17 billion in 2005 and $910.1 million in 2004. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses were 12.7% in 2006, 12.5% in 2005 and 13.1% in 2004.

Interest Income and Expense.  Interest income, which is generated from short-term investments, and mortgages and notes receivable, amounted to $6.1 million in 2006, $4.2 million in 2005 and $3.9 million in 2004. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments, and mortgages and notes receivable, as well as fluctuations in interest rates.

Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. In 2006, interest expense, net of amounts capitalized, decreased slightly to $18.7 million from $18.9 million in 2005. Gross interest incurred in 2006 was $80.8 million higher than that incurred in 2005, mainly due to higher debt levels in 2006. The percentage of interest capitalized in 2006 and 2005 was 93% and 90%, respectively.

In 2005, interest expense, net of amounts capitalized, increased to $18.9 million from $18.1 million in 2004. Gross interest incurred in 2005 was $42.4 million higher than that incurred in 2004, reflecting higher debt levels in 2005. The percentage of interest capitalized in 2005 increased from the 87% capitalized in 2004 due to a higher proportion of land under development compared to 2004.

Minority Interests.  Operating income was reduced by minority interests of $68.3 million in 2006, $77.8 million in 2005 and $69.0 million in 2004. Minority interests were comprised solely of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. The decrease in minority interests in 2006 primarily related to decreased activity from a consolidated joint venture in California, partially offset by higher earnings from KBSA. The increase in minority interests in 2005 reflected increased activity from a consolidated joint venture in California, as well as higher earnings from KBSA.

We maintain a controlling interest in KBSA and therefore consolidate these operations in our financial statements. As of November 30, 2006 and 2005, we maintained a 49% equity interest in our French subsidiary and 68% of the voting rights associated with its stock. KBSA continues to be consolidated in our financial statements.

Equity in Pretax Income (Loss) of Unconsolidated Joint Ventures.  Our unconsolidated joint ventures operate in certain markets in the United States and France where our consolidated construction operations are located. These unconsolidated joint ventures posted combined revenues of $288.2 million in 2006, $326.8 million in 2005 and $248.1 million in 2004. The decrease in revenues from unconsolidated joint ventures in 2006 was due to a change in product mix. The increase in joint venture revenues in 2005 from 2004 primarily reflected additional activity in our West Coast, Southwest and France segments. The joint venture revenues in 2006 and 2005 were generated from both residential and commercial activities; in 2004 all unconsolidated joint venture revenues were generated from residential activities. Residential activities performed by our unconsolidated joint ventures generally include buying, developing and selling land. In some cases our residential unconsolidated joint ventures also construct and deliver homes. Residential unit deliveries from unconsolidated joint ventures totaled 546 in 2006, 509 in 2005 and 931 in 2004. Commercial activities performed by our unconsolidated joint ventures generally include the development of commercial office buildings. Unconsolidated joint ventures generated combined pretax losses of $31.8 million in 2006, and combined pretax income of $45.5 million in 2005 and $31.9 million in 2004. Our equity in pretax losses of unconsolidated joint ventures of $10.3 million in 2006 included our share of pretax results from unconsolidated joint ventures, a charge of $58.6 million to recognize impairment of certain joint venture investments and a gain of $27.6 million related to the sale of our ownership interest in a joint venture. In 2005 and 2004, our share of pretax income from unconsolidated joint ventures totaled $20.3 million and $17.6 million, respectively.

CONSTRUCTION SEGMENTS

The following table sets forth financial information related to our construction reporting segments for the years indicated (in thousands):

	Years Ended November 30,
	2006	2005	2004
		(as restated)	(as restated)

West Coast:
Revenues	$3,531,279	$3,050,486	$2,215,258
Operating costs and expenses	(3,178,973)	(2,383,112)	(1,756,876)
Other, net	7,558	13,929	(6,035)

Pretax income	$359,864	$681,303	$452,347

Southwest:
Revenues	$2,183,830	$1,964,483	$1,517,981
Operating costs and expenses	(1,809,930)	(1,452,272)	(1,251,552)
Other, net	(8,802)	1,635	4,254

Pretax income	$365,098	$513,846	$270,683

Central:
Revenues	$1,553,309	$1,559,067	$1,385,890
Operating costs and expenses	(1,591,982)	(1,512,831)	(1,322,358)
Other, net	(16,076)	(18,084)	(15,539)

Pretax income (loss)	$(54,749)	$28,152	$47,993

Southeast:
Revenues	$2,091,425	$1,549,277	$855,367
Operating costs and expenses	(2,036,000)	(1,392,825)	(858,665)
Other, net	(16,492)	(3,944)	(3,778)

Pretax income (loss)	$38,933	$152,508	$(7,076)

France:
Revenues	$1,623,709	$1,286,969	$1,033,771
Operating costs and expenses	(1,438,588)	(1,148,492)	(933,683)
Other, net	(76,331)	(67,035)	(47,494)

Pretax income	$108,790	$71,442	$52,594

The following table presents information concerning our housing revenues and unit deliveries by construction reporting segment:

		Percent		Percent
		of		of
		Total		Total	Average
	Housing	Housing	Unit	Unit	Selling
Years Ended November 30,	Revenues	Revenues	Deliveries	Deliveries	Price
	(in thousands)

2006
West Coast	$3,530,679	32%	7,213	18%	$489,500
Southwest	2,151,908	20	7,011	18	306,900
Central	1,536,075	14	9,613	25	159,800
Southeast	2,024,574	19	8,287	21	244,300
France	1,587,557	15	6,889	18	230,400

Total	$10,830,793	100%	39,013	100%	$277,600

		Percent		Percent
		of		of
		Total		Total	Average
	Housing	Housing	Unit	Unit	Selling
Years Ended November 30,	Revenues	Revenues	Deliveries	Deliveries	Price
	(in thousands)

2005
West Coast	$3,050,486	33%	6,624	18%	$460,500
Southwest	1,954,196	21	7,357	20	265,600
Central	1,554,863	17	9,866	27	157,600
Southeast	1,540,226	16	7,162	19	215,100
France	1,265,032	13	6,131	16	206,300

Total	$9,364,803	100%	37,140	100%	$252,100

2004
West Coast	$2,215,258	32%	5,383	17%	$411,500
Southwest	1,515,189	22	7,478	23	202,600
Central	1,376,723	20	9,101	29	151,300
Southeast	854,199	12	4,975	16	171,700
France	996,179	14	4,709	15	211,500

Total	$6,957,548	100%	31,646	100%	$219,900

West Coast — Housing revenues increased 16% to $3.53 billion from $3.05 billion in 2005 due to a 9% increase in unit deliveries and a 6% increase in the average selling price. West Coast unit deliveries increased to 7,213 units in 2006 from 6,624 units in 2005 while the average selling price rose to $489,500 in 2006 from $460,500 in 2005. Pretax income decreased to $359.9 million in 2006 from $681.3 million in 2005. As a percentage of total revenues, pretax income decreased to 10.2% from 22.3% in 2005. This decrease was principally due to $213.1 million of inventory and joint venture impairment charges and land option contract write-offs in 2006, and a lower housing gross margin stemming from greater use of price concessions and incentives as a result of increased competition in the markets within this segment.

In 2005, West Coast housing revenues rose 38%, from $2.22 billion in 2004, due to a 23% increase in unit deliveries and a 12% increase in the average selling price. West Coast deliveries increased to 6,624 units in 2005 from 5,383 units in 2004 while the average selling price increased to $460,500 in 2005 from $411,500 in 2004. Pretax income increased to $681.3 million in 2005 from $452.3 million in 2004. As a percentage of total revenues, pretax income increased to 22.3% from 20.4% in 2004. This increase primarily reflected significantly higher prices and very favorable market conditions.

Southwest — In 2006, housing revenues rose 10% to $2.15 billion, from $1.95 billion in 2005, due to a 16% increase in the average selling price, partly offset by a 5% decrease in unit deliveries. The average selling price increased to $306,900 in 2006 from $265,600 in 2005. Southwest operations delivered 7,011 units in 2006, down from 7,357 units in 2005. Pretax income decreased to $365.1 million, or 16.7% of total revenues, in 2006 from $513.8 million, or 26.2% of total revenues, in 2005. The decrease was primarily due to a lower housing gross margin stemming from moderating market conditions, greater competition, and the increased use of price concessions and sales incentives.

In 2005, Southwest housing revenues increased 29% to $1.95 billion from $1.51 billion in 2004, due to a 31% increase in the average selling price, partly offset by a slight decrease in unit deliveries. Southwest operations delivered 7,357 units in 2005, down slightly from 7,478 units in 2004. The average selling price increased to $265,600 in 2005 from $202,600 in 2004. Pretax income increased to $513.8 million in 2005 from $270.7 million in 2004. As a percentage of total revenues, pretax income increased to 26.2% from 17.8% in 2004, primarily driven by rising prices in a very strong market environment.

Central — Housing revenues of $1.54 billion were essentially flat with 2005, reflecting a year-over-year decrease of 3% in unit deliveries offset by a slight increase in the average selling price. In the Central segment, deliveries decreased to 9,613 units in 2006 from 9,866 in 2005. The average selling price increased to $159,800 in 2006 from $157,600 in 2005. Central operations generated a pretax loss of $54.7 million in 2006, down from pretax income of $28.2 million in

2005 primarily due to $48.8 million of inventory impairments and land option contract write-offs in 2006 and a slightly lower housing gross margin.

In 2005, Central housing revenues increased 13% from $1.38 billion in 2004, reflecting an 8% increase in unit deliveries and a 4% increase in the average selling price. Deliveries from Central operations increased to 9,866 units in 2005 from 9,101 units in 2004 while the average selling price increased to $157,600 in 2005 from $151,300 in 2004. Pretax income decreased to $28.2 million in 2005 from $48.0 million in 2004. As a percentage of total revenues, pretax income decreased to 1.8% from 3.5% in 2004. This decrease primarily reflected softening in certain submarkets in the segment.

Southeast — Housing revenues increased 31% to $2.02 billion in 2006 from $1.54 billion in 2005 due to increases of 16% in unit deliveries and 14% in the average selling price. Southeast deliveries increased to 8,287 units in 2006 from 7,162 units in 2005. The average selling price rose to $244,300 in 2006 from $215,100 in 2005. Pretax income decreased to $38.9 million in 2006 from $152.5 million in 2005. As a percentage of total revenues, pretax income decreased to 1.9% from 9.8% in 2005 principally due to $129.9 million of inventory and joint venture impairment charges and land option contract write-offs in 2006.

In 2005, Southeast housing revenues rose 80% to $1.54 billion from $854.2 million in 2004 as a result of a 44% increase in unit deliveries and a 25% increase in the average selling price. Southeast deliveries increased to 7,162 in 2005 from 4,975 units in 2004, while the average selling price increased to $215,100 in 2005 from $171,700 in 2004. Pretax income increased to $152.5 million in 2005 from a loss of $7.1 million in 2004 as a result of significantly higher unit volume and average selling prices, and a positive operating environment.

France — Housing revenues rose 25% to $1.59 billion in 2006 from $1.27 billion in 2005, reflecting a 12% increase in both unit delivery volume and the average selling price. French deliveries increased to 6,889 units in 2006 from 6,131 in 2005. The average selling price in France increased to $230,400 in 2006 from $206,300 in 2005 primarily due to a change in product mix and foreign currency exchange rates. Pretax income increased to $108.8 million in 2006 from $71.4 million in 2005. As a percentage of total revenues, pretax income increased to 6.7% in 2006 from 5.6% in 2005.

In 2005, French housing revenues rose 27% to $1.27 billion from $996.2 million in 2004. This growth was driven by a 30% increase in unit delivery volume, partially offset by a slight decrease in the average selling price. French deliveries increased to 6,131 units in 2005 from 4,709 units in 2004. The average selling price in France decreased to $206,300 in 2005 from $211,500 in 2004. Pretax income from this segment increased to $71.4 million in 2005 from $52.6 million in 2004. Pretax income as a percentage of total revenues increased to 5.6% in 2005 from 5.1% in 2004.

FINANCIAL SERVICES SEGMENT

Our financial services segment provides mortgage banking, title, insurance and escrow coordination services to our domestic homebuyers. On September 1, 2005, we completed the sale of substantially all the mortgage banking assets of KBHMC to Countrywide and in a separate transaction established Countrywide KB Home Loans, a joint venture with Countrywide. Countrywide KB Home Loans began making loans to our U.S. homebuyers on September 1, 2005 and essentially replaced the mortgage banking operations of KBHMC, our wholly owned financial services subsidiary which had provided mortgage banking services to our homebuyers in the past. KB Home and Countrywide each have a 50% ownership interest in the joint venture with Countrywide providing management oversight of the joint venture’s operations. Countrywide KB Home Loans is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.

The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Years Ended November 30,
	2006	2005	2004

Revenues	$20,240	$31,368	$44,417
Expenses	(5,923)	(20,400)	(35,729)
Equity in pretax income of unconsolidated joint venture	19,219	230	—

Pretax income	$33,536	$11,198	$8,688

Total originations (a):
Loans		12,109	18,087
Principal		$2,206,788	$3,038,835
Retention rate		48%	59%
Loans sold to third parties (a):
Loans		9,295	18,599
Principal		$1,523,235	$3,110,500

(a)	Information for 2005 is through August 31, 2005 since KBHMC did not directly originate loans subsequent to the sale of substantially all of its mortgage banking assets on September 1, 2005.

Revenues.  Our financial services operations generated revenues primarily from the following sources: interest income; title services; insurance commissions; escrow coordination fees; and sales of mortgage loans and servicing rights. Financial services revenues included interest income of $.2 million, $8.2 million and $11.5 million in 2006, 2005 and 2004, respectively, which was earned primarily from first mortgages and mortgage-backed securities held for long-term investment as collateral. Interest income decreased in 2006 and 2005 mainly due to the wind-down of the mortgage banking operations of KBHMC. Financial services revenues also included revenues from title services, insurance commissions and escrow coordination fees of $20.0 million in 2006, $17.3 million in 2005, and $13.0 million in 2004. The increases in revenues related to these services are in direct correlation with the higher unit delivery volume of our domestic homebuilding operations. Financial services revenues included mortgage and servicing rights income of $5.9 million and $19.9 million in 2005 and 2004, respectively. The decrease in 2005 was primarily due to the wind-down of KBHMC’s mortgage banking operations. Due to the sale of KBHMC’S mortgage banking operations in the fourth quarter of 2005, no mortgages and servicing rights income was generated in 2006.

Expenses.  Financial services expenses in 2006, 2005 and 2004 were comprised of interest expense, general and administrative expenses, and other income and expense items. Interest expense decreased to a nominal amount in 2006 from $5.2 million in 2005, which had increased from $4.5 million in 2004. General and administrative expenses totaled $5.9 million, $22.0 million and $31.2 million in 2006, 2005 and 2004, respectively. The decreases in general and administrative expenses in 2006 and 2005 were primarily due to the wind-down of KBHMC’s mortgage banking operations in the fourth quarter of 2005 and the change in the mortgage banking operations of KBHMC to an unconsolidated joint venture structure. In 2005, financial services expenses included other items aggregating to income of $6.8 million. These other items included a $26.6 million gain recorded in connection with the sale of assets to Countrywide. The gain represented the cash received over the sum of the book value of the assets sold and certain nominal costs associated with the disposal. In addition, financial services expenses in 2005 included $19.8 million of expenses accrued for various regulatory and other contingencies.

Equity in pretax income of unconsolidated joint venture.  The equity in pretax income of unconsolidated joint venture of $19.2 million in 2006 and $.2 million in 2005 relates to our 50% interest in the Countrywide KB Home Loans joint venture, which commenced operations on September 1, 2005.

INCOME TAXES

Income tax expense totaled $215.7 million in 2006, $466.5 million in 2005 and $241.3 in 2004. These amounts represent effective income tax rates of approximately 31% for 2006, 36% for 2005 and 34% for 2004. The decrease in our effective tax rate in 2006 from 2005 was primarily due to the release of excess state tax accruals, the tax benefits from the manufacturing deduction created by the American Jobs Creation Act of 2004, and a reduction in the disallowance of stock-based compensation deductions and related expenses, partially offset by a reduction in available fuel tax credits and a 25% phase-out of these tax credits. The increase in the effective tax rate in 2005 from 2004 was primarily due to substantially higher pretax income, growth in markets with higher state tax rates, a decrease in the available tax credits and the effect of non-deductible stock-based compensation adjustments.

During 2006, 2005 and 2004, we made investments that resulted in benefits in the form of synthetic fuel tax credits. During 2005, a small portion of these tax credits were forfeited as part of an IRS settlement. Additionally, these tax credits are subject to a phase-out provision that gradually reduces the tax credits if the annual average price of domestic crude oil increases to a stated phase-out range. Our 2007 effective income tax rate, currently expected to be approximately 34%, may increase if oil prices rise above current levels and cause tax credits to be reduced. Based on current estimates of the annual average price of domestic crude oil, no phase-out of tax credits is reflected in the 2007 effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Historically, we have funded our construction and financial services activities with internally generated cash flows and external sources of debt and equity financing. We also borrow under our $1.5 Billion Credit Facility, and KBSA borrows under various lines of credit. At November 30, 2006, we had cash and cash equivalents of $654.6 million, compared to $154.0 million at November 30, 2005 and $234.2 million at November 30, 2004. Operating, investing and financing activities provided net cash of $500.6 million in 2006 and $96.1 million in 2004. These activities used net cash of $80.2 million in 2005.

Operating Activities.  Operating activities provided net cash of $715.7 million in 2006 and used net cash of $52.9 million and $78.9 million in 2005 and 2004, respectively. Our sources of operating cash in 2006 included earnings of $482.4 million, an increase in accounts payable, accrued expenses and other liabilities of $452.8 million, and various noncash items deducted from net income. Our sources of operating cash in 2006 were partially offset by an increase in inventories of $482.0 million (excluding $235.2 million of inventories acquired through seller financing and a decrease of $18.1 million in inventories of consolidated variable interest entities (“VIEs”)), an increase in receivables of $78.9 million and other operating uses of $4.4 million.

In 2005, our uses of operating cash included net investments in inventories of $1.70 billion (excluding $204.2 million of inventories acquired through seller financing and $120.7 million of inventories of consolidated VIEs) and other operating uses of $21.4 million. The cash used was partially offset by earnings of $823.7 million, an increase in accounts payable, accrued expenses and other liabilities of $618.2 million, a decrease in receivables of $77.7 million, and various noncash items deducted from net income.

In 2004, our uses of operating cash included net investments in inventories of $989.2 million (excluding the effect of acquisitions, $53.2 million of inventories acquired through seller financing and $85.5 million of inventories of consolidated VIEs) and a slight increase in receivables. The cash used was partially offset by earnings of $474.0 million, an increase in accounts payable, accrued expenses and other liabilities of $328.2 million, other operating sources of $24.2 million and various noncash items deducted from net income.

Investing Activities.  Investing activities used net cash of $201.4 million in 2006, $98.0 million in 2005 and $267.8 million in 2004. In 2006, $237.8 million was used for investments in unconsolidated joint ventures and $22.1 million was used for net purchases of property and equipment. The cash used was partially offset by proceeds of $57.8 million from the sale of our investment in an unconsolidated joint venture and $.7 million from other investing activities.

In 2005, $117.6 million was used for investments in unconsolidated joint ventures and $24.0 million was used for net purchases of property and equipment. The cash used was partially offset by proceeds of $42.4 million from the sale of substantially all of the mortgage banking assets of KBHMC and $1.2 million provided from other investing activities.

In 2004, $128.7 million was used for investments in unconsolidated joint ventures, $121.6 million, net of cash acquired, was used for acquisitions and $23.2 million was used for net purchases of property and equipment. Partially offsetting these uses was $5.7 million from other investing activities.

Financing Activities.  Financing activities used net cash of $13.7 million in 2006 and provided net cash of $70.7 million and $442.8 million in 2005 and 2004, respectively. In 2006, uses of cash included $394.1 million used for repurchases of common stock, net payments of $294.8 million on short-term borrowings, dividend payments of $78.3 million, payments of $24.9 million to minority interests, and payments of $.5 million on collateralized mortgage obligations. Partially offsetting the cash used were proceeds from an unsecured $400.0 million term loan (the “$400 Million Term Loan”), $298.5 million in total proceeds from the issuance of $300.0 million of 7 1/4% senior notes due 2018 (the “$300 Million 7 1/4% Senior Notes”), $65.0 million from the issuance of common stock under employee stock plans and $15.4 million of excess tax benefit associated with the exercise of stock options. On December 8, 2005, our board of directors increased the annual cash dividend on our common stock to $1.00 per share from $.75 per share.

In 2005, financing activities provided $747.6 million in total proceeds from the issuance of $300 million of 5 7/8% senior notes due 2015 (the “$300 Million 5 7/8% Senior Notes”) and $450.0 million of 6 1/4% senior notes due 2015 (the “$450 Million Senior Notes”), and $101.8 million from the issuance of common stock under employee stock plans. Partially offsetting the cash provided were $513.8 million of net payments on short-term borrowings, $134.7 million used for repurchases of common stock, payments of $68.2 million to minority interests, $61.6 million for cash dividend payments, and $.4 million for payments on collateralized mortgage obligations. On December 2, 2004, our board of directors increased the annual cash dividend on our common stock to $.75 per share from $.50 per share.

In 2004, financing activities provided $596.2 million from the issuance of $250.0 million of 5 3/4% senior notes due 2014 (the “$250 Million Senior Notes”) and $350.0 million of 6 3/8% senior notes due 2011 (the “$350 Million Senior Notes”), $122.9 million in net proceeds from borrowings and $42.2 million from the issuance of common stock under employee stock plans. Partially offsetting the cash provided were $175.0 million used for the redemption of 7 3/4% senior subordinated notes which matured on October 15, 2004, $66.1 million used for repurchases of common stock, $39.2 million of cash dividend payments, $32.4 million of payments to minority interests and $5.8 million of payments on collateralized mortgage obligations. On December 5, 2003, our board of directors increased the annual cash dividend on our common stock to $.50 per share from $.15 per share.

At November 30, 2006, $450.0 million of capacity remained available under our universal shelf registration statement filed with the SEC on November 12, 2004 (the “2004 Shelf Registration”). As a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended August 31, 2006 on a timely basis, we cannot use the 2004 Shelf Registration, or any other registration statement on Form S-3, to offer or sell securities until we have timely filed all required reports under the Securities Exchange Act of 1934 for the 12 months prior to our use of the registration statement.

Capital Resources.  Our financial leverage, as measured by the ratio of debt to total capital, was 52% at the end of 2006 and 47% at the end of 2005.

External sources of financing for our construction activities include our $1.5 Billion Credit Facility, other domestic and foreign bank lines, third-party secured financings, and the public debt and equity markets. Substantial unused lines of credit remain available for our future use, if required, principally through our $1.5 Billion Credit Facility. Interest on the $1.5 Billion Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. At November 30, 2006, we had $1.04 billion available for our future use under the $1.5 Billion Credit Facility, net of $464.2 million of outstanding letters of credit. In addition, KBSA had lines of credit with various banks which totaled $442.3 million at November 30, 2006 and have various committed expiration dates through September 2008. Under these unsecured financing agreements, $437.2 million was available to KBSA at November 30, 2006.

Depending upon available terms and our negotiating leverage related to specific market conditions, we also finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2006, we had outstanding seller-financed notes payable of $130.7 million secured primarily by the underlying property which had a carrying value of $243.5 million.

We continue to benefit in all of our operations from the strength of our capital position, which has allowed us to maintain overall profitability during difficult economic times, finance domestic and international expansion, re-engineer product lines and diversify into new markets. As a result of our geographic diversification, the disciplines of our KBnxt operational business model and our strong capital position, we believe we have adequate resources and sufficient credit facilities to satisfy our current and reasonably anticipated future requirements for funds needed to acquire capital assets and land, construct homes, fund our financial services operations, and meet the other anticipated needs of our business, both on a short- and long-term basis.

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

Our investment in unconsolidated joint ventures totaled $397.7 million at November 30, 2006 and $275.4 million at November 30, 2005. These unconsolidated joint ventures had total assets of $2.5 billion and $2.13 billion and outstanding secured construction debt of approximately $1.46 billion and $1.30 billion at November 30, 2006 and 2005, respectively. In certain instances, we provide varying levels of guarantees on debt of unconsolidated joint ventures. When we or our subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At November 30, 2006, we had payment guarantees related to the third-party debt of three of our unconsolidated joint ventures. One of our unconsolidated joint ventures had aggregate third-party debt of $481.6 million at November 30, 2006, of which each of the joint venture partners guaranteed its pro rata share. Our share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or $233.6 million. The remaining two unconsolidated joint ventures had total third-party debt of $14.3 million at November 30, 2006, of which each of the joint venture partners guaranteed its pro rata share. Our share of this guarantee was 50% or $7.2 million. Our pro rata share of limited maintenance guarantees of unconsolidated entity debt totaled $147.3 million at November 30, 2006. The limited maintenance guarantees apply only if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture and increase our share of any funds the unconsolidated joint venture distributes.

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development, reduce our financial commitments, including interest and other carrying costs, and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE.

In compliance with FASB Interpretation No. 46(R), we analyzed our land option contracts and other contractual arrangements and have consolidated the fair value of certain VIEs from which we are purchasing land under option contracts. The consolidation of these VIEs, where we were determined to be the primary beneficiary, added $215.4 million and $233.6 million to inventories and accrued expenses and other liabilities in our consolidated balance sheets at November 30, 2006 and 2005, respectively. Our cash deposits related to these land option contracts totaled $41.9 million at November 30, 2006 and $15.0 million at November 30, 2005. Creditors, if any, of these VIEs have no recourse against us. As of November 30, 2006, excluding consolidated VIEs, we had cash deposits totaling $90.8 million that were associated with land option contracts having an aggregate purchase price of $2.24 billion.

The following table summarizes our future cash requirements under contractual obligations as of November 30, 2006 (in thousands):

	Payments due by Period
				After
	2007	2008-2009	2010-2011	2011	Total

Contractual obligations:
Long-term debt	$98,363	$414,188	$1,312,627	$1,295,431	$3,120,609
Operating lease obligations	34,786	59,952	30,829	15,020	140,587

Total contractual obligations	$133,149	$474,140	$1,343,456	$1,310,451	$3,261,196

We are often required to obtain bonds and letters of credit in support of our obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water, among other things. As of November 30, 2006, we had outstanding approximately $1.24 billion and $464.2 million of performance bonds and letters of credit, respectively. We do not believe that any currently outstanding bonds or letters of credit will be called. The expiration dates of letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. Performance bonds do not have stated expiration dates, rather, we are released from the bonds as the contractual performance is completed.

CRITICAL ACCOUNTING POLICIES

Construction Revenue Recognition.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K, revenues from housing and other real estate sales are recognized when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured. In France, revenues from development and construction of single-family detached homes, condominiums and commercial buildings, under long-term contracts with individual investors who own the land, are recognized using the percentage-of-completion method, which is generally based on costs incurred as a percentage of estimated total costs of individual projects. The percentage-of-completion method is applied because we meet applicable requirements under Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”). Actual revenues and costs to complete in the future, related to long-term contracts, could differ from our current estimates. If estimates of revenues and costs to complete in the future differ from actual amounts, our revenues, related cumulative profits and costs of sales may be revised in the period that estimates change.

Inventories and Cost of Sales.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K, inventories are stated at cost, unless the carrying amount of the parcel or subdivision is determined not to be recoverable, in which case the impaired inventories are written down to fair value in accordance with SFAS No. 144. Fair value is determined based on estimated cash flows discounted for inherent risks associated with the long-lived assets, or other valuation techniques. Due to uncertainties in the estimation process, it is possible that actual results could differ from those estimates. Our inventories typically do not consist of completed projects.

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

Variable Interest Entities.  As discussed in Note 7. Consolidation of Variable Interest Entities in the Notes to Consolidated Financial Statements in this Form 10-K, in the ordinary course of business we enter into land option contracts in order to procure land for the construction of homes. We evaluate such land option contracts in accordance with FASB Interpretation No. 46(R). Under the requirements of FASB Interpretation No. 46(R), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. Pursuant to FASB Interpretation No. 46(R), an enterprise that absorbs a majority of the VIE’s expected losses or receives a majority of the VIE’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and must consolidate the entity. For land option contracts with land sellers meeting the definition of a VIE, we analyze the contracts to determine which party is the primary beneficiary of the VIE. Such analyses require the use of assumptions, including assigning probabilities to various estimated cash flow possibilities relative to the entity’s expected profits and losses and the cash flows associated with changes in the fair value of the land under contract. Generally, we do not have any ownership interests in the entities with which we contract to purchase land and we typically do not have the ability to compel these entities to provide assistance in our review. In many instances, these entities provide us little, if any, financial information. To the extent additional information arises or market conditions change, it is possible that our conclusion regarding the consolidation of certain VIEs could change. While such a change would not materially impact our results of operations, it could have a material effect on our consolidated financial position.

Warranty Costs.  As discussed in Note 12. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this Form 10-K, we provide a limited warranty on all of our homes. The specific terms and conditions of warranties vary depending upon the market in which we do business. For homes sold in the United States, we generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling and plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home such as appliances. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. While we believe the warranty accrual reflected in the consolidated balance sheets to be adequate, actual warranty costs in the future could differ from our current estimates.

Stock-Based Compensation.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K, effective December 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that transition method, compensation expense recognized in 2006 includes: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options, expected stock-price volatility and dividend yield, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Prior to December 1, 2005, we accounted for stock option grants under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations.

Goodwill.  As disclosed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K, we had goodwill in the amount of $233.8 million at November 30, 2006 and $234.8 million at November 30, 2005. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we performed impairment tests of goodwill as of November 30, 2006 and 2005, and identified no impairment. However, the process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our consolidated financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB Opinion No. 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 3”), and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2005, the Emerging Issues Task Force (“EITF”) released Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-5”). EITF 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (b) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (a) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (b) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. Implementation of EITF 04-5 did not have a material impact on our consolidated financial position or results of operations for the year ended November 30, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FASB Interpretation No. 48”). FASB Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact of adopting FASB Interpretation No. 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to (a) recognize the funded status of a benefit plan (measured as the difference between the fair value of plan assets and the benefit obligation) in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets as of the date of a company’s statement of financial position, and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for companies with publicly traded securities as of the end of the fiscal year ending after December 15, 2006. We do not expect that the adoption of SFAS No. 158 will have a material effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. We are currently evaluating the potential impact of adopting SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”), which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Our adoption of SAB No. 108 in 2006 did not have a material impact on our consolidated financial position or results of operations.

In November 2006, the EITF ratified EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66 for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 states that adequacy of the buyer’s investment under SFAS No. 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. EITF 06-8 could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We are currently evaluating the potential impact of adopting EITF 06-8 on our consolidated financial position and results of operations.

OUTLOOK

As a result of the increasingly challenging operating environment that developed in 2006, we entered 2007 with a substantial decrease in backlog compared to year-earlier levels. At year-end 2006, our backlog of orders for new homes was 17,384 units, representing a projected revenue value of $4.43 billion, down 32% and 34%, respectively, from backlog units and value at year-end 2005. This substantial decrease reflects lower backlog levels in each of our domestic regions and stems largely from declining orders for new homes and higher cancellation rates during the second half of 2006. Based on lower backlog levels at the start of 2007 and our current traffic and net order experience, we anticipate our unit deliveries and revenues in 2007 will be substantially lower than in 2006. Traffic levels to our communities and net orders in the first two months of 2007 are approximately 10% below those in the corresponding year-earlier period, while cancellation rates are essentially flat.

While it is too early in our prime selling season (February through June) to extrapolate our experience in the first two months of 2007 to the remainder of the year, we do not expect current difficult market conditions in U.S. housing markets to improve significantly, or at all, in 2007. These conditions, which include an oversupply of new and resale home inventories in certain markets, lack of affordability in some areas and greater competition, have encouraged many homebuilders and other sellers of residential real estate to aggressively employ discounts, incentives and price concessions to close home sales. We have also used these tactics to meet competition in certain markets. Until the supply of unsold homes is reduced and affordability improves, we expect the current pressure on pricing to continue. Because the markets in which we operate have experienced varying degrees of difficulty, we expect them to improve at different rates with some markets recovering faster than others.

We believe the general health of the U.S. economy, including still historically low interest rates and high employment levels, bodes well for the eventual recovery of the homebuilding industry and our long-term future financial performance. However, in the near-term, economic data suggest that U.S. consumer demand for residential housing at current prices remains soft. The U.S. Census Bureau recently reported that single-family housing starts in December

2006 were approximately 25% lower than in December 2005, while the median sales price for new homes fell approximately 2% in December 2006 from the year-earlier period. Meanwhile, as speculative investors exit the market and consumers delay or cancel home purchases, an oversupply of unsold inventory continues to produce supply/demand imbalances. We believe it will take time for individual housing markets to work through excess supply and that conditions will not improve until late-2007 or 2008 at the earliest.

In light of the present operating environment and our current backlog and net order trends, we anticipate that our unit deliveries, revenues, gross margins, net income and earnings per share in 2007 will be substantially below 2006 results. If current net order or selling price trends worsen, or if economic factors, including inflation, interest rates, consumer confidence or employment, deteriorate, our 2007 performance will likely worsen as well. Entering the new year, we remain focused on the disciplines of our KBnxt operational business model to manage through this downturn. Specifically, we are continuing to align our organization with anticipated lower unit sales volumes in 2007, and we are actively seeking opportunities to improve our cost structure and maximize performance. Longer term, we believe that our disciplined operating approach and strong financial position will allow us to capitalize on improvements in the U.S. housing market as they occur.

Although we expect our 2007 operating results to fall below those of recent peak years, we believe our overall inventory and debt will decline from 2006 levels, as we intend to be selective in land purchases during the year while generating positive cash flow from our operations similar to levels achieved in the latter half of 2006. We believe this will improve our leverage and liquidity and put us in a strong position to make opportunistic investments in inventory as individual markets rebound, and repurchase our common stock when favorable buying opportunities arise.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by us due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic and business conditions; material prices and availability; labor costs and availability; changes in interest rates; our debt level; declines in consumer confidence; increases in competition; changes in currency exchange rates (insofar as they affect our operations in France); weather conditions, significant natural disasters and other environmental factors; government regulations; the availability and cost of land in desirable areas; violations of our policies; the consequences of our past stock option grant practices and the restatement of certain of our financial statements; government investigations and shareholder lawsuits regarding our past stock option grant practices; other legal or regulatory proceedings or claims; conditions in the capital, credit and homebuilding markets; and the other risks discussed above in Item 1A. “Risk Factors.”

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

The following table sets forth as of November 30, 2006, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (in thousands):

								Fair Value at
	Years Ended November 30,							November 30,
	2007	2008	2009	2010	2011	Thereafter	Total	2006

Long-term debt (a)
Fixed Rate	$—	$—	$398,672	$297,569	$598,213	$1,295,431	$2,589,885	$2,557,643
Weighted Average Interest Rate	—%	—%	8.7%	7.8%	7.7%	6.3%
(a) Includes senior subordinated and senior notes.

A portion of our construction operations are located in France and sales there are denominated in euros. As a result, our financial results could be affected by fluctuations in the value of the U.S. dollar relative to the euro. For example, for the year ended November 30, 2006, the result of a 10% uniform strengthening in the value of the dollar relative to the euro would have resulted in a decrease in revenues of $162.4 million and a decrease in pretax income of $16.0 million. Comparatively, a 10% uniform strengthening in the value of the dollar relative to the euro in 2005 would have produced a decrease in revenues of $128.7 million and a decrease in pretax income of $10.6 million.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KB HOME
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Statements of Income for the Years Ended November 30, 2006, 2005 (as restated) and 2004 (as restated)	44
Consolidated Balance Sheets as of November 30, 2006 and 2005 (as restated)	45
Consolidated Statements of Stockholders’ Equity for the Years Ended November 30, 2006, 2005 (as restated) and 2004 (as restated)	46
Consolidated Statements of Cash Flows for the Years Ended November 30, 2006, 2005 (as restated) and 2004 (as restated)	47
Notes to Consolidated Financial Statements (as restated)	48-88
Reports of Independent Registered Public Accounting Firm	89-90

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2006	2005	2004
		(as restated)	(as restated)

Total revenues	$11,003,792	$9,441,650	$7,052,684

Construction:
Revenues	$10,983,552	$9,410,282	$7,008,267
Construction and land costs	(8,853,503)	(6,888,139)	(5,325,856)
Selling, general and administrative expenses	(1,374,332)	(1,170,956)	(910,078)

Operating income	755,717	1,351,187	772,333
Interest income	6,146	4,210	3,918
Interest expense, net of amounts capitalized	(18,723)	(18,872)	(18,154)
Minority interests	(68,300)	(77,827)	(69,049)
Equity in pretax income (loss) of unconsolidated joint ventures	(10,325)	20,316	17,600

Construction pretax income	664,515	1,279,014	706,648

Financial services:
Revenues	20,240	31,368	44,417
Expenses	(5,923)	(20,400)	(35,729)
Equity in pretax income of unconsolidated joint venture	19,219	230	—

Financial services pretax income	33,536	11,198	8,688

Total pretax income	698,051	1,290,212	715,336
Income taxes	(215,700)	(466,500)	(241,300)

Net income	$482,351	$823,712	$474,036

Basic earnings per share	$6.12	$10.06	$6.05

Diluted earnings per share	$5.82	$9.32	$5.62

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2006	2005
		(as restated)

Assets
Construction:
Cash and cash equivalents	$639,211	$144,783
Trade and other receivables	659,512	580,931
Inventories	6,454,763	6,128,342
Investments in unconsolidated joint ventures	397,731	275,378
Deferred income taxes	393,948	223,091
Goodwill	233,815	234,771
Other assets	191,460	124,150

	8,970,440	7,711,446
Financial services	44,024	29,933

Total assets	$9,014,464	$7,741,379

Liabilities and Stockholders’ Equity
Construction:
Accounts payable	$1,071,265	$892,727
Accrued expenses and other liabilities	1,680,014	1,410,959
Mortgages and notes payable	3,125,803	2,463,814

	5,877,082	4,767,500

Financial services	26,276	55,131
Minority interests	188,358	144,951
Stockholders’ equity:
Preferred stock — $1.00 par value; authorized, 10,000,000 shares; none issued	—	—
Common stock — $1.00 par value; authorized, 290,000,000 and 300,000,000 shares at November 30, 2006 and 2005, respectively; 114,648,604 and 113,905,123 shares issued at November 30, 2006 and 2005, respectively	114,649	113,905
Paid-in capital	825,958	742,978
Retained earnings	2,975,465	2,571,372
Accumulated other comprehensive income	63,197	28,704
Deferred compensation	—	(13,605)
Grantor stock ownership trust, at cost: 12,345,182 and 12,999,980 shares at November 30, 2006 and 2005, respectively	(134,150)	(141,266)
Treasury stock, at cost: 25,274,482 and 19,020,516 shares at November 30, 2006 and 2005, respectively	(922,371)	(528,291)

Total stockholders’ equity	2,922,748	2,773,797

Total liabilities and stockholders’ equity	$9,014,464	$7,741,379

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30,
	Number of Shares						Accumulated
		Grantor					Other		Grantor
		Stock					Comprehensive		Stock		Total
	Common	Ownership	Treasury	Common	Paid-in	Retained	Income	Deferred	Ownership	Treasury	Stockholders’
	Stock	Trust	Stock	Stock	Capital	Earnings	(Loss)	Compensation	Trust	Stock	Equity

Balance at November 30, 2003, as previously reported	108,154	(15,214)	(14,896)	$108,154	$538,241	$1,408,265	$38,488	$(7,512)	$(165,332)	$(327,453)	$1,592,851
Cumulative effect of restatement	—	—	—	—	22,615	(23,304)	—	—	—	—	(689)

Balance at November 30, 2003, as restated	108,154	(15,214)	(14,896)	108,154	560,856	1,384,961	38,488	(7,512)	(165,332)	(327,453)	1,592,162

Comprehensive income:
Net income, as restated	—	—	—	—	—	474,036	—	—	—	—	474,036
Foreign currency translation	—	—	—	—	—	—	21,480	—	—	—	21,480

Total comprehensive income, as restated	—	—	—	—	—	—	—	—	—	—	495,516
Dividends on common stock	—	—	—	—	—	(39,163)	—	—	—	—	(39,163)
Exercise of employee stock options, as restated	2,119	—	—	2,119	36,235	(1,060)	—	—	—	—	37,294
Restricted stock amortization	—	—	—	—	—	—	—	1,466	—	—	1,466
Stock-based compensation, as restated	—	—	—	—	2,366	—	—	—	—	—	2,366
Grantor stock ownership trust	—	459	—	—	10,876	—	—	—	4,998	—	15,874
Treasury stock	—	—	(2,000)	—	—	—	—	—	—	(66,125)	(66,125)

Balance at November 30, 2004, as restated	110,273	(14,755)	(16,896)	110,273	610,333	1,818,774	59,968	(6,046)	(160,334)	(393,578)	2,039,390

Comprehensive income:
Net income, as restated	—	—	—	—	—	823,712	—	—	—	—	823,712
Foreign currency translation	—	—	—	—	—	—	(31,264)	—	—	—	(31,264)

Total comprehensive income, as restated	—	—	—	—	—	—	—	—	—	—	792,448
Dividends on common stock	—	—	—	—	—	(61,577)	—	—	—	—	(61,577)
Exercise of employee stock options, as restated	3,632	950	—	3,632	91,072	(1,301)	—	—	10,323	—	103,726
Restricted stock awards	—	149	—	—	7,940	—	—	(9,555)	1,615	—	—
Restricted stock amortization	—	—	—	—	—	—	—	1,996	—	—	1,996
Stock-based compensation, as restated	—	—	—	—	5,809	—	—	—	—	—	5,809
Grantor stock ownership trust	—	656	—	—	27,824	—	—	—	7,130	—	34,954
Treasury stock	—	—	(2,125)	—	—	—	—	—	—	(134,713)	(134,713)
French share transfer	—	—	—	—	—	(8,236)	—	—	—	—	(8,236)

Balance at November 30, 2005, as restated	113,905	(13,000)	(19,021)	113,905	742,978	2,571,372	28,704	(13,605)	(141,266)	(528,291)	2,773,797

Comprehensive income:
Net income	—	—	—	—	—	482,351	—	—	—	—	482,351
Foreign currency translation	—	—	—	—	—	—	34,493	—	—	—	34,493

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	516,844
Dividends on common stock	—	—	—	—	—	(78,258)	—	—	—	—	(78,258)
Exercise of employee stock options	744	—	—	744	34,723	—	—	—	—	—	35,467
Restricted stock awards	—	537	—	—	32,726	—	—	—	5,839	—	38,565
Restricted stock amortization	—	—	—	—	4,649	—	—	—	—	—	4,649
Stock-based compensation	—	—	—	—	19,358	—	—	—	—	—	19,358
Grantor stock ownership trust	—	118	—	—	5,129	—	—	—	1,277	—	6,406
Treasury stock	—	—	(6,253)	—	—	—	—	—	—	(394,080)	(394,080)
Reclass due to SFAS No. 123(R) implementation	—	—	—	—	(13,605)	—	—	13,605	—	—	—

Balance at November 30, 2006	114,649	(12,345)	(25,274)	$114,649	$825,958	$2,975,465	$63,197	$—	$(134,150)	$(922,371)	$2,922,748

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2006	2005	2004
		(as restated)	(as restated)
Cash flows from operating activities:
Net income	$482,351	$823,712	$474,036
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in pretax income of unconsolidated joint ventures	(8,894)	(20,546)	(17,600)
Distributions of earnings from unconsolidated joint ventures	25,505	15,996	11,105
Gain on sale of investment in unconsolidated joint venture	(27,612)	—	—
Gain on sale of mortgage banking assets	—	(26,647)	—
Minority interests	68,300	77,827	69,049
Amortization of discounts and issuance costs	3,946	2,919	2,015
Depreciation and amortization	20,221	20,528	21,848
Provision for deferred income taxes	(170,857)	(3,661)	(51,443)
Excess tax benefit associated with exercise of stock options	(15,384)	—	—
Stock option income tax benefits	—	36,930	10,999
Stock-based compensation expense	19,358	5,809	2,366
Inventory impairments and land option cost write-offs	431,239	42,922	36,873
Change in assets and liabilities, net of effects from acquisitions:
Receivables	(78,927)	77,670	(1,332)
Inventories	(481,980)	(1,703,151)	(989,219)
Accounts payable, accrued expenses and other liabilities	452,840	618,178	328,219
Other, net	(4,374)	(21,401)	24,162

Net cash provided (used) by operating activities	715,732	(52,915)	(78,922)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(121,546)
Proceeds from sale of investment in unconsolidated joint venture	57,767	—	—
Proceeds from sale of mortgage banking assets	—	42,396	—
Investments in unconsolidated joint ventures	(237,786)	(117,633)	(128,734)
Net sales of mortgages held for long-term investment	204	806	(237)
Payments received on first mortgages and mortgage-backed securities	568	454	5,911
Purchases of property and equipment, net	(22,115)	(23,997)	(23,170)

Net cash used by investing activities	(201,362)	(97,974)	(267,776)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	(93,321)	(365,258)	178,887
Proceeds from term loan	400,000	—	—
Proceeds from issuance of senior notes	298,458	747,591	596,169
Redemption of senior notes	—	—	(175,000)
Payments on collateralized mortgage obligations	(589)	(429)	(5,830)
Payments on mortgages, land contracts and other loans	(201,485)	(148,528)	(55,942)
Issuance of common stock under employee stock plans	65,052	101,749	42,168
Payments to minority interests	(24,893)	(68,152)	(32,389)
Excess tax benefit associated with exercise of stock options	15,384	—	—
Payments of cash dividends	(78,258)	(61,577)	(39,163)
Repurchases of common stock	(394,080)	(134,713)	(66,125)

Net cash provided (used) by financing activities	(13,732)	70,683	442,775

Net increase (decrease) in cash and cash equivalents	500,638	(80,206)	96,077
Cash and cash equivalents at beginning of year	153,990	234,196	138,119

Cash and cash equivalents at end of year	$654,628	$153,990	$234,196

Summary of cash and cash equivalents:
Construction	$639,211	$144,783	$190,660
Financial services	15,417	9,207	43,536

Total cash and cash equivalents	$654,628	$153,990	$234,196

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$—	$9,720	$6,990
Income taxes paid	363,952	320,018	191,710

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$235,209	$204,185	$53,168
Inventory of consolidated variable interest entities	(18,130)	120,674	85,488

See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Operations.  KB Home (the “Company”) is a builder of single-family homes with operations in the United States and France. Domestically, the Company operates in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Nevada, New Mexico, North Carolina, South Carolina, Texas and Virginia. In France, the Company operates through KBSA, a publicly traded subsidiary, which also develops commercial and high density residential projects, such as condominium complexes. The Company also offers mortgage services through Countrywide KB Home Loans, a joint venture with Countrywide. Countrywide KB Home Loans, which is accounted for as an unconsolidated joint venture within the Company’s financial services reporting segment, began offering loans to the Company’s domestic homebuyers on September 1, 2005. Through its financial services subsidiary, KBHMC, the Company provides title, insurance and escrow coordination services to its domestic homebuyers. The Company previously offered mortgage banking services directly through KBHMC until September 1, 2005 when substantially all of KBHMC’s mortgage banking assets were sold to Countrywide.

Basis of Presentation.  The consolidated financial statements include the accounts of the Company and all significant subsidiaries and joint ventures in which a controlling interest is held. All intercompany transactions have been eliminated. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for using the equity method.

Use of Estimates.  The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

Cash and Cash Equivalents.  The Company considers all highly liquid debt instruments and other short-term investments, purchased with a maturity of three months or less, to be cash equivalents. As of November 30, 2006 and 2005, the Company’s cash equivalents totaled $392.9 million and $20.4 million, respectively.

Goodwill.  The Company has recorded goodwill in connection with various acquisitions in prior years. All of the Company’s goodwill relates to its construction segments. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is used to identify potential impairment, while the second step measures the amount of impairment, if any. The impairment tests of goodwill performed by the Company as of November 30, 2006 and 2005 indicated no impairment.

The changes in the carrying amount of goodwill are as follows (in thousands):

	2006	2005
		(as restated)

Balance at beginning of year	$234,771	$245,598
Goodwill acquired	—	—
Foreign currency translation and other	(956)	(10,827)

Balance at end of year	$233,815	$234,771

Property and Equipment and Depreciation.  Property and equipment are recorded at cost and are depreciated over their estimated useful lives using the straight-line method. Repair and maintenance costs are charged to earnings as incurred. Property and equipment are included in other assets and totaled $62.7 million, net of accumulated depreciation of $64.1 million, at November 30, 2006 and $61.4 million, net of accumulated depreciation of $52.8 million, at November 30, 2005. Total depreciation expense for the years ended November 30, 2006, 2005 and 2004 was $20.2 million, $20.5 million, and $21.8 million, respectively.

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

Inventories are stated at cost unless the carrying amount of the parcel or subdivision is determined not to be recoverable, in which case the impaired inventories are written down to fair value in accordance with SFAS No. 144. SFAS No. 144 requires that long-lived assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses, and other factors. If long-lived assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on estimated cash flows discounted for inherent risks associated with the long-lived assets, or other valuation techniques.

Financial Services Operations.  Revenues are generated primarily from the following sources: interest income; title services; insurance commissions; and escrow coordination fees. Interest income is accrued as earned. Title services revenue and escrow coordination fees are recognized at the time the home is closed; insurance commissions are recognized when policies are issued.

Prior to September 1, 2005, the Company also directly generated revenues from loan originations and sales of mortgage loans and servicing rights. Since September 1, 2005, these mortgage banking activities have been performed by Countrywide KB Home Loans, an unconsolidated joint venture.

First mortgages and mortgage-backed securities consist of securities held for long-term investment and are valued at amortized cost. First mortgages held under commitments of sale not designated as hedged items are valued at the lower of cost or market. Market is principally based on public market quotations or outstanding commitments obtained from investors to purchase first mortgages receivable. There are no first mortgages held under commitments of sale that are designated as hedged items.

Stock Split.  In April 2005, the Company’s board of directors declared a two-for-one split of the Company’s common stock in the form of a 100% stock dividend to stockholders of record at the close of business on April 18, 2005. The additional shares were distributed on April 28, 2005. All share and per share amounts have been retroactively adjusted to reflect the stock split.

Stock-Based Compensation.  Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to December 1, 2005, the Company accounted for its stock option grants under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations, as permitted by SFAS No. 123.

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under that transition method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option-pricing model. In addition, SFAS No. 123(R) requires the tax benefit resulting from tax deductions in excess of the compensation expense recognized for those options to be reported in the statement of cash flows as an operating cash outflow and a financing cash inflow rather than as an operating cash inflow as previously reported.

SFAS No. 123(R) requires disclosure of pro forma financial information for periods prior to adoption. The following table sets forth the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123(R) had been applied to all outstanding and unvested awards in the years ended November 30, 2005 and 2004 (in thousands, except per share amounts):

	Years Ended November 30,
	2005	2004

Net income, as restated	$823,712	$474,036
Add: Stock-based compensation expense included in restated net income, net of related tax effects	4,309	1,866
Deduct: Stock-based compensation expense determined using the fair value method, net of related tax effects	(19,462)	(14,922)

Pro forma net income, as restated	$808,559	$460,980

Earnings per share:
Basic — as restated	$10.06	$6.05
Basic — pro forma, as restated	9.87	5.89
Diluted — as restated	9.32	5.62
Diluted — pro forma, as restated	9.21	5.54

Advertising Costs.  The Company expenses advertising costs as incurred. For the years ended November 30, 2006, 2005 and 2004, the Company incurred advertising costs of $133.9 million, $94.4 million and $75.6 million, respectively.

Insurance.  The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. The Company records expenses and liabilities for self-insured and deductible amounts, based on an analysis of its historical claims, which includes an estimate of claims incurred but not yet reported. The Company self-insures a portion of its overall risk, partially through a captive insurance subsidiary.

Income Taxes.  Income taxes are provided for at rates applicable in the countries in which the income is earned. Provision is made currently for U.S. federal income taxes on earnings of KBSA that are not expected to be reinvested indefinitely.

Other Comprehensive Income.  The accumulated balances of other comprehensive income in the balance sheets as of November 30, 2006 and 2005 are comprised solely of cumulative foreign currency translation adjustments of $63.2 million and $28.7 million, respectively.

Earnings Per Share.  Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of shares outstanding including all potentially dilutive shares issuable under outstanding stock options. The following table presents a reconciliation of average shares outstanding (in thousands):

	Years Ended November 30,
	2006	2005	2004

Basic average shares outstanding	78,829	81,888	78,316
Net effect of stock options assumed to be exercised	4,027	6,537	6,040

Diluted average shares outstanding	82,856	88,425	84,356

Recent Accounting Pronouncements.  In May 2005, the FASB issued SFAS No. 154, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In June 2005, the EITF released EITF 04-5, which provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (b) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was (a) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (b) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 for all other limited partnerships. Implementation of EITF 04-5 did not have a material impact on the Company’s consolidated financial position or results of operations for the year ended November 30, 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact of adopting FASB Interpretation No. 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, which requires companies to (a) recognize the funded status of a benefit plan (measured as the difference between the fair value of plan assets and the benefit obligation) in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets as of the date of a company’s statement of financial position, and (d) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS No. 158 is effective for companies with publicly traded securities as of the end of the fiscal year ending after December 15, 2006. The Company does not expect that the adoption of SFAS No. 158 will have a material effect on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. The Company is currently evaluating the potential impact of adopting SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the SEC Staff issued SAB No. 108, which addresses how the effects of prior year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. The requirements of SAB No. 108 are effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The Company’s adoption of SAB No. 108 in 2006 did not have a material impact on its consolidated financial position or results of operations.

In November 2006, the EITF ratified EITF 06-8, which states that adequacy of the buyer’s investment under SFAS No. 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. EITF 06-8 could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percent-age-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. The Company is currently evaluating the potential impact of adopting EITF 06-8 on its consolidated financial position and results of operations.

Reclassifications.  Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2006 presentation.

Note 2.	Restatement of Consolidated Financial Statements

The Company has restated its consolidated financial statements to reflect additional stock-based compensation expense and related income tax effects relating to annual stock option awards granted since 1998. This Form 10-K reflects the restatement of the Company’s consolidated financial statements as of November 30, 2005 and for the years ended November 30, 2005 and 2004.

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

On December 8, 2006, the Company filed a Current Report on Form 8-K announcing that its management, in consultation with the Audit and Compliance Committee and after discussion with its independent registered public accounting firm, had determined that its previously issued consolidated financial statements and any related audit reports for the years ended November 30, 2005, 2004 and 2003, and the interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended February 28, 2006 and May 31, 2006, should no longer be relied upon and would be restated.

Findings

The evidence developed through the Stock Option Review indicates that the Company’s Compensation Committee met in October each year since 1998 to consider and approve annual stock option awards for the next year. At those meetings, the Compensation Committee specifically approved the number of stock options to be granted to the Company’s former Chief Executive Officer and other senior management and an unallocated block of stock options to be allocated by its former Chief Executive Officer and former head of human resources to the other employees.

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

Based on the findings of the Subcommittee, the Company has changed the measurement dates it uses to account for the annual stock option grants since 1998 from the grant dates selected by its former Chief Executive Officer and former head of human resources to the dates its employees were first notified of their grants. These measurement date changes resulted in an understatement of stock-based compensation expense arising from each of the Company’s annual stock option grants since 1998, affecting the Company’s consolidated financial statements for each year beginning with its year ended November 30, 1999. The Company has determined that the aggregate understatement of stock-based compensation expense for the seven-year restatement period from 1999 through 2005 is $36.3 million. In connection with the restatement of its consolidated financial statements to reflect the stock-based compensation adjustments associated with the stock option measurement date changes, the Company recorded an aggregate increase of $4.8 million in its income tax provision for the seven-year restatement period. This amount represents the cumulative income tax impact related to IRC Section 162(m), partially offset by the income tax impact of the additional stock-based compensation expense. The stock-based compensation expense and related income tax impacts reduced net income by $41.1 million for the years ended November 30, 1999 through 2005. The related tax effects on the Company’s consolidated balance sheet included an increase of $72.3 million in accrued expenses and other liabilities, and a decrease of $77.8 million in stockholder’s equity.

After considering the application of Section 409A of the IRC to its annual stock option grants, in December 2006 the Company increased the exercise price of certain annual stock options and will pay the difference to its current employees in the first quarter of the year ended November 30, 2007. This amount is not expected to exceed $7.0 million.

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

Restatement

The Company has restated its consolidated financial statements for the years ended November 30, 2005 and 2004 and its quarterly results for the periods reflected in this Form 10-K. Because the impacts of the restatement adjustments extend back to the year ended November 30, 1999, in these restated consolidated financial statements, the Company has recognized the cumulative stock-based compensation expense and related income tax impact through November 30, 2003 as a net decrease to beginning stockholders’ equity as of December 1, 2003. In addition, for purposes of Item 6. Selected Financial Data for the years ended November 30, 2003 and 2002, the cumulative stock-based compensation expense from December 1, 1998 through November 30, 2001 has been recognized as a decrease to beginning stockholders’ equity as of December 1, 2001 and the 2002 and 2003 impacts associated with such items have been reflected in the Company’s consolidated balance sheet and statement of income data set forth in Item 6. Selected Financial Data in this Form 10-K.

These restated consolidated financial statements include cumulative stock-based compensation expense, net of income taxes, of $23.3 million as of November 30, 2003, which is recorded as an adjustment to opening retained earnings as of December 1, 2003 included in the consolidated statement of stockholders’ equity.

The following table reflects the impacts of the restatement adjustments on the Company’s consolidated statements of income for the periods presented below (in thousands):

			Cumulative
			December 1, 1998
			through
	Years Ended November 30,		November 30,
Category of Adjustments:	2005	2004	2003

Pretax stock-based compensation expense related to stock option measurement date changes	$5,809	$2,366	$28,104

Income tax impact on measurement date changes	(1,500)	(500)	(5,100)
Income tax adjustments related to IRC Section 162(m)	10,300	1,300	300

Income tax impact related to stock option measurement date changes	8,800	800	(4,800)
Other income tax adjustments (a)	4,100	3,700	—

Total income tax adjustments	12,900	4,500	(4,800)

Total net charge to net income	$18,709	$6,866	$23,304

(a)	This represents the income tax impact from a goodwill book/tax difference and is not related to the Stock Option Review.

The following table summarizes the impact of the stock-based compensation adjustments and related income tax effects on the Company’s previously reported net income (in thousands):

	Pretax		Net Charge to
Years Ended November 30,	Adjustments	Income Taxes	Net Income

1999	$4,319	$(800)	$3,519
2000	5,773	(1,000)	4,773
2001	7,885	(1,400)	6,485
2002	6,684	(1,000)	5,684
2003	3,443	(600)	2,843

Cumulative effect at November 30, 2003	28,104	(4,800)	23,304

2004	2,366	4,500	6,866
2005	5,809	12,900	18,709

Total	$36,279	$12,600	$48,879

Consolidated Statements of Income Impact

There was no impact on previously reported revenues. The following table reconciles the Company’s previously reported results to the restated consolidated statements of income for the years ended November 30, 2005 and 2004 (in thousands, except per share amounts):

	Years Ended November 30,
	2005			2004
	As			As
	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated

Total revenues	$9,441,650	$—	$9,441,650	$7,052,684	$—	$7,052,684

Construction:
Revenues	9,410,282	—	9,410,282	7,008,267	—	7,008,267
Construction and land costs	(6,888,139)	—	(6,888,139)	(5,325,856)	—	(5,325,856)
Selling, general and administrative expenses	(1,165,147)	(5,809)	(1,170,956)	(907,712)	(2,366)	(910,078)

Operating income	1,356,996	(5,809)	1,351,187	774,699	(2,366)	772,333
Interest income	4,210	—	4,210	3,918	—	3,918
Interest expense, net of amounts capitalized	(18,872)	—	(18,872)	(18,154)	—	(18,154)
Minority interests	(77,827)	—	(77,827)	(69,049)	—	(69,049)
Equity in pretax income of unconsolidated joint ventures	20,316	—	20,316	17,600	—	17,600

Construction pretax income	1,284,823	(5,809)	1,279,014	709,014	(2,366)	706,648

Financial services:
Revenues	31,368	—	31,368	44,417	—	44,417
Expenses	(20,400)	—	(20,400)	(35,729)	—	(35,729)
Equity in pretax income of unconsolidated joint venture	230	—	230	—	—	—

Financial services pretax income	11,198	—	11,198	8,688	—	8,688

Total pretax income	1,296,021	(5,809)	1,290,212	717,702	(2,366)	715,336
Income taxes	(453,600)	(12,900)	(466,500)	(236,800)	(4,500)	(241,300)

Net income	$842,421	$(18,709)	$823,712	$480,902	$(6,866)	$474,036

Basic earnings per share	$10.29	$(.23)	$10.06	$6.14	$(.09)	$6.05

Diluted earnings per share	$9.53	$(.21)	$9.32	$5.70	$(.08)	$5.62

Basic average shares outstanding	81,888	—	81,888	78,316	—	78,316

Diluted average shares outstanding	88,425	—	88,425	84,356	—	84,356

Consolidated Balance Sheet Impact

The following table reconciles the consolidated balance sheet previously reported to the restated amounts as of November 30, 2005 (in thousands):

	November 30, 2005
	As
	previously		As
	reported	Adjustments	restated

Assets
Construction:
Cash and cash equivalents	$144,783	$—	$144,783
Trade and other receivables	580,931	—	580,931
Inventories	6,128,342	—	6,128,342
Investments in unconsolidated joint ventures	275,378	—	275,378
Deferred income taxes	220,814	2,277	223,091
Goodwill	242,589	(7,818)	234,771
Other assets	124,150	—	124,150

	7,716,987	(5,541)	7,711,446
Financial services	29,933	—	29,933

Total assets	$7,746,920	$(5,541)	$7,741,379

Liabilities and Stockholders’ Equity
Construction:
Accounts payable	$892,727	$—	$892,727
Accrued expenses and other liabilities	1,338,626	72,333	1,410,959
Mortgages and notes payable	2,463,814	—	2,463,814

	4,695,167	72,333	4,767,500
Financial services	55,131	—	55,131
Minority interests	144,951	—	144,951
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	113,905	—	113,905
Paid-in capital	771,973	(28,995)	742,978
Retained earnings	2,620,251	(48,879)	2,571,372
Accumulated other comprehensive income	28,704	—	28,704
Deferred compensation	(13,605)	—	(13,605)
Grantor stock ownership trust, at cost	(141,266)	—	(141,266)
Treasury stock, at cost	(528,291)	—	(528,291)

Total stockholders’ equity	2,851,671	(77,874)	2,773,797

Total liabilities and stockholders’ equity	$7,746,920	$(5,541)	$7,741,379

Consolidated Statements of Cash Flows Impact

The following table reconciles the consolidated statements of cash flows previously reported to the restated amounts for the years ended November 30, 2005 and 2004 (in thousands):

	Year Ended November 30, 2005			Year Ended November 30, 2004
	As previously			As previously
	reported	Adjustment	As restated	reported	Adjustment	As restated

Cash flows from operating activities:
Net income	$842,421	$(18,709)	$823,712	$480,902	$(6,866)	$474,036
Adjustments to reconcile net income to net cash used by operating activities:
Equity in pretax income of unconsolidated joint ventures	(20,546)	—	(20,546)	(17,600)	—	(17,600)
Distributions of earnings from unconsolidated joint ventures	15,996	—	15,996	11,105	—	11,105
Gain on sale of mortgage banking assets	(26,647)	—	(26,647)	—	—	—
Minority interests	77,827	—	77,827	69,049	—	69,049
Amortization of discounts and issuance costs	2,919	—	2,919	2,015	—	2,015
Depreciation and amortization	20,528	—	20,528	21,848	—	21,848
Provision for deferred income taxes	(3,196)	(465)	(3,661)	(51,722)	279	(51,443)
Stock option income tax benefits	85,614	(48,684)	36,930	22,102	(11,103)	10,999
Stock-based compensation expense	—	5,809	5,809	—	2,366	2,366
Inventory impairments and land option cost write-offs	42,922	—	42,922	36,873	—	36,873
Change in:
Receivables	77,670	—	77,670	(1,332)	—	(1,332)
Inventories	(1,703,151)	—	(1,703,151)	(989,219)	—	(989,219)
Accounts payable, accrued expenses and other liabilities	560,232	57,946	618,178	316,610	11,609	328,219
Other, net	(25,504)	4,103	(21,401)	20,447	3,715	24,162

Net cash used by operating activities	(52,915)	—	(52,915)	(78,922)	—	(78,922)

Cash flows from investing activities:
Proceeds from sale of mortgage banking assets	42,396	—	42,396	—	—	—
Acquisitions, net of cash acquired	—	—	—	(121,546)	—	(121,546)
Investments in unconsolidated joint ventures	(117,633)	—	(117,633)	(128,734)	—	(128,734)
Net sales of mortgages held for long-term investment	806	—	806	(237)	—	(237)
Payments received on first mortgages and mortgage-backed securities	454	—	454	5,911	—	5,911
Purchases of property and equipment, net	(23,997)	—	(23,997)	(23,170)	—	(23,170)

Net cash used by investing activities	(97,974)	—	(97,974)	(267,776)	—	(267,776)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	(365,258)	—	(365,258)	178,887	—	178,887
Proceeds from issuance of senior notes	747,591	—	747,591	596,169	—	596,169
Redemption of senior notes	—	—	—	(175,000)	—	(175,000)
Payments on collateralized mortgage obligations	(429)	—	(429)	(5,830)	—	(5,830)
Payments on mortgages, land contracts and other loans	(148,528)	—	(148,528)	(55,942)	—	(55,942)
Issuance of common stock under employee stock plans	101,749	—	101,749	42,168	—	42,168
Payments to minority interests	(68,152)	—	(68,152)	(32,389)	—	(32,389)
Payments of cash dividends	(61,577)	—	(61,577)	(39,163)	—	(39,163)
Repurchases of common stock	(134,713)	—	(134,713)	(66,125)	—	(66,125)

Net cash provided by financing activities	70,683	—	70,683	442,775	—	442,775

Net increase (decrease) in cash and cash equivalents	(80,206)	—	(80,206)	96,077	—	96,077
Cash and cash equivalents at beginning of year	234,196	—	234,196	138,119	—	138,119

Cash and cash equivalents at end of year	$153,990	$—	$153,990	$234,196	$—	$234,196

Summary of cash and cash equivalents:
Construction	$144,783	$—	$144,783	$190,660	$—	$190,660
Financial services	9,207	—	9,207	43,536	—	43,536

Total cash and cash equivalents	$153,990	$—	$153,990	$234,196	$—	$234,196

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$9,720	$—	$9,720	$6,990	$—	$6,990
Income taxes paid	320,018	—	320,018	191,710	—	191,710

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$204,185	$—	$204,185	$53,168	$—	$53,168
Inventory of consolidated variable interest entities	120,674	—	120,674	85,488	—	85,488

As a result of the Company’s failure to file its Quarterly Report on Form 10-Q for the quarter ended August 31, 2006 on a timely basis, it will not be eligible to use its shelf registration statement, or any other registration statement on Form S-3, to offer or sell securities until it has timely filed all required reports under the Securities Exchange Act of 1934 for the 12 months prior to its use of the registration statement.

Note 3.  Financial Services

Financial information related to the Company’s financial services segment is as follows (in thousands):

	Years Ended November 30,
	2006	2005	2004

Revenues:
Interest income	$230	$8,167	$11,544
Title services	7,205	6,053	3,243
Insurance commissions	9,410	8,256	7,103
Escrow coordination fees	3,395	3,037	2,653
Mortgage and servicing rights income	—	5,855	19,874

Total revenues	20,240	31,368	44,417
Expenses:
Interest	(49)	(5,164)	(4,511)
General and administrative	(5,874)	(22,077)	(31,218)
Other, net	—	6,841	—

Operating income	14,317	10,968	8,688
Equity in pretax income of unconsolidated joint venture	19,219	230	—

Pretax income	$33,536	$11,198	$8,688

	November 30,
	2006	2005

Assets
Cash and cash equivalents	$15,417	$9,207
First mortgages held under commitments of sale and other	2,911	3,338
Investment in unconsolidated joint venture	25,296	15,230
Other assets	400	2,158

Total assets	$44,024	$29,933

Liabilities
Accounts payable and accrued expenses	$26,276	$54,543
Collateralized mortgage obligations secured by mortgage-backed securities	—	588

Total liabilities	$26,276	$55,131

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

In the second transaction, the Company contributed $15.0 million of cash for a 50% interest in the Countrywide KB Home Loans joint venture. The Countrywide KB Home Loans joint venture replaces the mortgage banking operations of KBHMC. Countrywide KB Home Loans makes loans to many of the Company’s homebuyers. The Company and Countrywide each have a 50% ownership interest in the joint venture with Countrywide providing management oversight of the joint venture’s operations. The presentation of the financial services segment in the financial statements changed in 2005 to reflect the wind-down of KBHMC’s mortgage banking operations, which are consolidated in the Company’s financial statements, and the commencement of operations of the Countrywide KB Home Loans joint venture, which is accounted for as an unconsolidated joint venture.

The financial services segment provides title, insurance and escrow coordination services to the Company’s domestic homebuyers in various markets.

First mortgages held under commitments of sale and other receivables consisted of first mortgages held under commitments of sale of $.2 million and other receivables of $2.7 million at November 30, 2006 and first mortgages held under commitments of sale of $.1 million and other receivables of $3.2 million at November 30, 2005. KBHMC has established valuation allowances for loans held for investment and first mortgages held under commitments of sale. These valuation allowances totaled $.3 million as of both November 30, 2006 and 2005. KBHMC may be required to repurchase an individual loan sold to an investor if it breaches the representations or warranties that it made in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor.

Note 4.	Receivables

Trade receivables amounted to $390.5 million and $331.8 million at November 30, 2006 and 2005, respectively. Included in these amounts at November 30, 2006 and 2005 were unbilled receivables of $328.7 million and $271.1 million, respectively, and billed receivables of $61.8 million and $60.7 million, respectively, due from buyers on sales of French single-family detached homes, condominiums and commercial buildings under long-term contracts accounted for using the percentage-of-completion method. The buyers are contractually obligated to remit payments against their unbilled balances. Under French law, buyers are owners of the property as soon as the deed of sale, which serves as a contract, has been signed. As a result, amounts are billed under long-term contracts according to the terms of the individual contracts, which provide for an initial billing upon execution of the contract and subsequent billings upon the completion of specific construction phases defined under French law. The final billing occurs upon delivery of the home, condominium or commercial building to the buyer. All of the unbilled and billed receivables related to long-term contracts are expected to be collected within one year. Other receivables of $269.0 million at November 30, 2006 and $249.1 million at November 30, 2005 included mortgages and notes receivable, escrow deposits and amounts due from municipalities and utility companies. At November 30, 2006 and 2005, trade and other receivables were net of allowances for doubtful accounts of $44.4 million and $34.1 million, respectively.

Note 5.	Inventories

Inventories consisted of the following (in thousands):

	November 30,
	2006	2005

Homes, lots and improvements in production	$4,302,648	$4,215,488
Land under development	2,152,115	1,912,854

Total inventories	$6,454,763	$6,128,342

Inventories include land and land development costs, direct construction costs, capitalized interest and real estate taxes.

Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred. Included in inventories as of November 30, 2006 and 2005 were $703.1 million and $471.0 million, respectively, of inventories related to long-term contracts of KBSA. Inventories relating to long-term contracts are stated at actual costs incurred to date, reduced by amounts identified with sales recognized on units delivered or progress completed.

Interest is capitalized to inventories while the community is being actively developed. Capitalized interest is amortized in construction and land costs as the related inventories are delivered to the homebuyer. The Company’s interest costs are as follows (in thousands):

	Years Ended November 30,
	2006	2005	2004

Capitalized interest at beginning of year	$228,163	$167,249	$122,741
Interest incurred	264,683	183,842	141,470
Interest expensed	(18,723)	(18,872)	(18,154)
Interest amortized	(147,873)	(104,056)	(78,808)

Capitalized interest at end of year	$326,250	$228,163	$167,249

Note 6.	Inventory Impairments and Abandonments

The Company evaluates its inventory for recoverability in accordance with SFAS No. 144 on a quarterly basis, and more frequently if impairment indicators exist. During 2006, the Company recognized a non-cash charge of $228.7 million for the impairment of inventory. The inventory is located in markets where conditions have become challenging, mainly as a result of an excess supply of inventory in the marketplace. This change in market dynamics caused a decline in the fair value of certain inventory positions and prompted changes in the Company’s strategy concerning projects that no longer meet its internal investment standards. In 2005 and 2004, the Company recorded non-cash charges of $26.7 million and $4.7 million, respectively, related to inventory impairments.

From time to time, the Company will write off costs, including earnest money deposits and pre-acquisition costs, associated with land purchase option contracts which the Company does not intend to exercise. During 2006, 2005 and 2004, the Company wrote off $143.9 million, $16.2 million and $32.2 million, respectively, as a result of land option contract abandonments.

The inventory impairment charges and land option contract write-offs are included in construction and land costs in the Company’s consolidated statements of income.

Note 7.	Consolidation of Variable Interest Entities

In December 2003, FASB Interpretation No. 46(R) was issued by the FASB to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities, VIEs, in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Pursuant to FASB Interpretation No. 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and must consolidate the entity in its financial statements.

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

In compliance with FASB Interpretation No. 46(R), the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $215.4 million and $233.6 million to inventories and accrued expenses and other liabilities in the Company’s consolidated balance sheets at November 30, 2006 and 2005, respectively. The Company’s cash deposits related to these land option contracts totaled $41.9 million at November 30, 2006 and $15.0 million at November 30, 2005. Creditors, if any, of these VIEs have no recourse against the Company. As of November 30, 2006, excluding consolidated VIEs, the Company had cash deposits totaling $90.8 million that were associated with land option contracts having an aggregate purchase price of $2.24 billion.

Note 8.	Investments in Unconsolidated Joint Ventures

The Company conducts a portion of its land acquisition, development and other residential and commercial construction activities through participation in joint ventures in which the Company has an ownership interest of 50% or less and does not have a controlling interest. These joint ventures operate in certain markets in the United States and France where the Company’s consolidated construction operations are located. Through joint ventures, the Company reduces and shares its risk and also reduces the amount invested in land, while increasing its access to potential future homesites. The use of joint ventures also, in some instances, enables the Company to acquire land which it may not otherwise obtain or access on as favorable terms, without the participation of a strategic partner. The Company’s partners in these joint ventures are unrelated homebuilders, land developers or other real estate entities.

The Company and/or its joint venture partners sometimes obtain certain options or enter into other arrangements under which it can purchase portions of the land held by the unconsolidated joint ventures. Land option prices are generally negotiated prices that approximate fair value. The Company does not include in its income from unconsolidated joint ventures its pro rata share of unconsolidated joint venture earnings resulting from land sales to its homebuilding divisions. The Company defers recognition of its share of such joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint ventures. Combined condensed income statement information concerning the Company’s unconsolidated joint venture activities follows (in thousands):

	Years Ended November 30,
	2006	2005	2004

Revenues	$288,200	$326,767	$248,131
Construction and land costs	(279,013)	(257,528)	(188,980)
Other expenses, net	(40,976)	(23,781)	(27,281)

Pretax income (loss)	$(31,789)	$45,458	$31,870

The Company’s share of pretax income (loss)	$(10,325)	$20,316	$17,600

The Company’s share of pretax income (loss) includes management fees earned from the unconsolidated joint ventures. During 2006, the Company recognized a non-cash charge of $58.6 million associated with the impairment of its investment in certain unconsolidated joint ventures which operate in markets that have become increasingly difficult. The Company also recognized a gain of $27.6 million in 2006 related to the sale of its ownership interest in a joint venture. The impairment charge and gain on sale relating to unconsolidated joint ventures are included in equity in pretax income (loss) of unconsolidated joint ventures in the Company’s consolidated statements of income.

Combined condensed balance sheet information concerning the Company’s unconsolidated joint venture activities follows (in thousands):

	November 30,
	2006	2005

Assets
Cash	$94,846	$114,055
Receivables	57,926	23,398
Inventories	2,319,029	1,978,614
Other assets	32,058	16,044

Total assets	$2,503,859	$2,132,111

Liabilities and equity
Accounts payable and other liabilities	$123,605	$117,135
Mortgages and notes payable	1,455,914	1,303,400
Equity of:
The Company	397,731	275,378
Others	526,609	436,198

Total liabilities and equity	$2,503,859	$2,132,111

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

Note 10.	Mortgages and Notes Payable

Mortgages and notes payable consisted of the following (in thousands, interest rates are as of November 30):

	November 30,
	2006	2005

Unsecured domestic borrowings under a revolving credit facility (5 1/4% in 2005)	$—	$84,100
Unsecured French borrowings (4% to 4 5/8% in 2006 and 3 1/8% to 3 5/8% in 2005)	5,194	14,414
Mortgages and land contracts due to land sellers and other loans (4% to 10% in 2006 and 2005)	130,724	97,000
Term loan due 2011 (6 1/8% in 2006)	400,000	—
Senior subordinated notes due 2008 at 8 5/8%	200,000	200,000
Senior subordinated notes due 2010 at 7 3/4%	297,569	296,919
Senior subordinated notes due 2011 at 9 1/2%	250,000	250,000
French senior notes due 2009 at 8 3/4%	198,672	176,865
Senior notes due 2011 at 6 3/8%	348,213	347,898
Senior notes due 2014 at 5 3/4%	248,984	248,873
Senior notes due 2015 at 5 7/8%	298,362	298,209
Senior notes due 2015 at 6 1/4%	449,573	449,536
Senior notes due 2018 at 7 1/4%	298,512	—

Total mortgages and notes payable	$3,125,803	$2,463,814

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

KBSA has lines of credit with various banks which totaled $442.3 million at November 30, 2006 and have various committed expiration dates through September 2008. These lines of credit provide for interest at the European Interbank Offered Rate plus an applicable spread on amounts borrowed.

On April 12, 2006, the Company entered into the $400 Million Term Loan, which provides for interest to be paid quarterly at the London Interbank Offered Rate plus an applicable spread. The principal balance of the $400 Million Term Loan is due and payable in full on April 11, 2011. Under the $400 Million Term Loan Agreement, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. The Company used all of the proceeds from the $400 Million Term Loan to repay borrowings under the $1.5 Billion Credit Facility.

The weighted average annual interest rate on aggregate unsecured borrowings, excluding the senior subordinated and senior notes, was 6 1/8% and 4 3/8% at November 30, 2006 and 2005, respectively.

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

Pursuant to its universal shelf registration statement filed on October 15, 2001 with the SEC (as subsequently amended, the “2001 Shelf Registration”), on January 27, 2003, the Company issued $250.0 million of 7 3/4% senior subordinated notes at 98.444% of the principal amount of the notes and on February 7, 2003, the Company issued an additional $50.0 million of notes in the same series (collectively, the “$300 Million Senior Subordinated Notes”). The

$300 Million Senior Subordinated Notes, which are due February 1, 2010, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The $300 Million Senior Subordinated Notes are redeemable at the option of the Company at 103.875% of their principal amount beginning February 1, 2007 and thereafter at prices declining annually to 100% on and after February 1, 2009. The Company used $129.0 million of the net proceeds from the issuance of the notes to redeem all of its outstanding $125.0 million 9 5/8% senior subordinated notes, which were due in 2006.

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

On July 29, 2002, KBSA issued 150.0 million euros principal amount of 8 3/4% French senior notes at 100% of the principal amount of the notes. The notes, which are publicly traded and are due August 1, 2009 with interest payable semi-annually, represent unsecured obligations of KBSA and rank equally in right of payment with all other senior unsecured indebtedness of KBSA. The Company does not guarantee these KBSA notes. The notes are not redeemable at the option of KBSA, except in the event of certain changes in tax laws. Proceeds from the issuance of the notes were used to pay down bank borrowings and other indebtedness.

The Company issued the $350 Million Senior Notes on June 30, 2004 at 99.3% of the principal amount of the notes in a private placement. The notes, which are due August 15, 2011, with interest payable semi-annually at 6 3/8%, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $350 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The $350 Million Senior Notes are unconditionally guaranteed jointly and severally by certain of the Company’s domestic subsidiaries (“Guarantor Subsidiaries”) on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $350 Million Senior Notes to repay bank borrowings. On December 3, 2004, the Company exchanged all of the privately placed $350 Million Senior Notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.

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

On December 15, 2004, pursuant to the 2004 Shelf Registration, the Company issued the $300 Million 5 7/8% Senior Notes at 99.357% of the principal amount of the notes. The $300 Million 5 7/8% Senior Notes, which are due January 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $300 Million 5 7/8% Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments discounted to the date of redemption at a defined rate, plus, in each case accrued and unpaid interest to the applicable redemption date. The $300 Million 5 7/8% Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $300 Million 5 7/8% Senior Notes to pay down bank borrowings.

Pursuant to the 2004 Shelf Registration, on June 2, 2005, the Company issued the $450 Million Senior Notes at 100.614% of the principal amount of the notes plus accrued interest from June 2, 2005. The $450 Million Senior Notes, which are due June 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $450 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments discounted to the date of redemption at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $450 Million Senior Notes to pay down bank borrowings.

On April 3, 2006, pursuant to the 2004 Shelf Registration, the Company issued the $300 Million 7 1/4% Senior Notes. The notes, which are due June 15, 2018 with interest payable semi-annually, represent senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and are guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The $300 Million 7 1/4% Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. The Company used all of the proceeds from the $300 Million 7 1/4% Senior Notes to repay borrowings under its $1.5 Billion Credit Facility. At November 30, 2006, $450.0 million of capacity remained available under the 2004 Shelf Registration. However, as a result of the Company’s failure to file its Quarterly Report on Form 10-Q for the quarter ended August 31, 2006 on a timely basis, it cannot use the 2004 Shelf Registration, or any other registration statement on Form S-3, to offer or sell securities until it has timely filed all required reports under the Securities Exchange Act of 1934 for the 12 months prior to its use of the registration statement.

The senior subordinated and senior notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments, create certain liens, engage in mergers, consolidations, or sales of assets, or engage in certain transactions with officers, directors and employees. Under the terms of the $1.5 Billion Credit Facility, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. Based on the terms of the $1.5 Billion Credit Facility, $400 Million Term Loan, senior subordinated and senior notes, retained earnings of $532.2 million were available for payment of cash dividends or stock repurchases at November 30, 2006. As a result of the Company’s failure to file its Quarterly Report on Form 10-Q for the quarter ended August 31, 2006 on a timely basis, the Company was not in compliance with its debt covenants as of November 30, 2006. The Company received a waiver through February 23, 2007 from the holders of its outstanding senior notes in exchange for a fee of $12.9 million. The fee is included in interest incurred in the accompanying 2006 consolidated financial statements. The lenders under the Company’s $1.5 Billion Credit Facility and $400 Million Term Loan provided a similar waiver through February 23, 2007 for a nominal fee.

Principal payments on senior subordinated and senior notes, mortgages, land contracts and other loans are due as follows: 2007: $98.4 million; 2008: $15.1 million; 2009: $399.1 million; 2010: $314.4 million; 2011: $998.2 million; and thereafter: $1.30 billion.

Assets (primarily inventories) having a carrying value of approximately $243.5 million are pledged to collateralize mortgages, land contracts and other secured loans.

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

The carrying values and estimated fair values of the Company’s financial instruments, except for those for which the carrying values approximate fair values, are summarized as follows (in thousands):

	November 30,
	2006		2005
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value

Financial liabilities
8 5/8% Senior subordinated notes	$200,000	$208,500	$200,000	$213,480
7 3/4% Senior subordinated notes	297,569	302,776	296,919	308,796
9 1/2% Senior subordinated notes	250,000	258,658	250,000	261,250
8 3/4% French senior notes	198,672	215,807	176,865	201,626
6 3/8% Senior notes	348,213	342,398	347,898	345,536
5 3/4% Senior notes	248,984	229,573	248,873	232,191
5 7/8% Senior notes	298,362	274,493	298,209	277,937
6 1/4% Senior notes	449,573	426,532	449,536	428,340
7 1/4% Senior notes	298,512	298,906	—	—

The Company used the following methods and assumptions in estimating fair values:

The fair values of the Company’s senior subordinated and senior notes are estimated based on quoted market prices.

The carrying amounts reported for cash and cash equivalents, borrowings under the unsecured credit facilities, French lines of credit and the $400 million Term Loan approximate fair values.

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

The changes in the Company’s warranty liability are as follows (in thousands):

	2006	2005

Balance at beginning of year	$131,875	$99,659
Warranties issued	81,827	87,256
Payments and adjustments	(61,235)	(55,040)

Balance at end of year	$152,467	$131,875

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

The Company is often required to obtain bonds and letters of credit in support of its obligations to various municipalities and other government agencies with respect to subdivision improvements including roads, sewers and water, among other things. At November 30, 2006, the Company had outstanding approximately $1.24 billion and $464.2 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.

Borrowings outstanding and letters of credit issued under the $1.5 Billion Credit Facility are guaranteed by the Guarantor Subsidiaries.

The Company conducts a portion of its land acquisition, development and other residential and commercial activities through unconsolidated joint ventures. These joint ventures had outstanding secured construction debt of approximately $1.46 billion and $1.30 billion at November 30, 2006 and 2005, respectively. In certain instances, the Company provides varying levels of guarantees on debt of unconsolidated joint ventures. When the Company or its subsidiaries provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At November 30, 2006, the Company had payment guarantees related to the third-party debt of three of its unconsolidated joint ventures. One of the unconsolidated joint ventures had aggregate third-party debt of $481.6 million at November 30, 2006, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or $233.6 million. The remaining two unconsolidated joint ventures had total third-party debt of $14.3 million at November 30, 2006, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of this guarantee was 50% or $7.2 million. The Company had limited maintenance guarantees of $147.3 million of unconsolidated entity debt at November 30, 2006. The limited maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the unconsolidated joint venture and increase the Company’s share of any funds the unconsolidated joint venture distributes.

The Company leases certain property and equipment under noncancelable operating leases. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, the Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The future minimum rental payments under operating leases, which primarily consist of office leases having initial or remaining noncancelable lease terms in excess of one year are as follows: 2007: $34.8 million; 2008: $32.4 million; 2009: $27.6 million; 2010: $21.7 million; 2011: $9.1 million; and thereafter: $15.0 million. Rental expense for the years ended November 30, 2006, 2005 and 2004 was $30.9 million, $27.7 million and $19.6 million, respectively.

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

The Tolling Agreement remains in effect and no resolution has been reached as to the matters reserved under its terms.

Note 13.	Legal Matters

Derivative Litigation.  On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans. Defendants have not yet responded to the complaints. The Company and the parties have agreed to a stipulation and proposed order that was submitted to the court on January 5, 2007, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, the Company’s former Chairman and Chief Executive Officer, shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect, and that the order shall be effective upon entry by the court and expire on March 31, 2007, unless otherwise agreed in writing. The court entered the order on January 22, 2007. In connection with the entry of this order, the plaintiffs agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007.

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

SEC Investigation.  In August 2006, the Company announced that it had received an informal inquiry from the Securities and Exchange Commission relating to its stock option grant practices. In January 2007, the Company was informed that the SEC is now conducting a formal investigation of this matter. The Company has cooperated with the SEC regarding this matter and intends to continue to do so.

Storm Water Matter.  In January 2003, the Company received a request for information from the EPA pursuant to Section 308 of the Clean Water Act. Several other public homebuilders have received similar requests. The request sought information about storm water pollution control program implementation at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the DOJ tentatively asserted that certain regulatory requirements applicable to storm water discharges had been violated on certain occasions at certain of the Company’s construction sites, and civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect the Company to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. The Company has defenses to the claims that have been asserted and is exploring methods of resolving the matter. While the costs associated with the claims cannot be determined at this time, the Company believes that such costs are not likely to be material to its consolidated financial position or results of operations.

Other Matters.  The Company is also involved in litigation and governmental proceedings incidental to its business. These cases are in various procedural stages and, based on reports of counsel, it is the Company’s opinion that provisions or reserves made for potential losses are adequate and any liabilities or costs arising out of currently pending litigation will not have a materially adverse effect on its consolidated financial position or results of operations.

Note 14.	Stockholders’ Equity

Preferred Stock.  On February 4, 1999, the Company adopted a new Stockholder Rights Plan to replace its preexisting shareholder rights plan adopted in 1989 (the “1989 Rights Plan”) and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock; such rights were issued on March 7, 1999, simultaneously with the expiration of the rights issued under the 1989 Rights Plan. Under certain circumstances, each right entitles the holder to purchase 1/100th of a share of the Company’s Series A Participating Cumulative Preferred Stock at a price of $270.00, subject to certain anti-dilution provisions. The rights are not exercisable until the earlier to occur of (a) 10 days following a public announcement that a person or group has acquired Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock, or (b) 10 days following the commencement of a tender offer for Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock. If, without approval of the board of directors, the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company’s assets or earning power is sold, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercise price of the right; and if, without approval of the board of directors, any person or group acquires Company stock representing 15% or more of the aggregate votes entitled to be cast by all shares of common stock, each right will entitle its holder to receive, upon exercise, common stock of the Company having a market value of twice the exercise price of the right. At the option of the Company, the rights are redeemable prior to becoming exercisable at $.005 per right. Unless previously redeemed, the rights will expire on March 7, 2009. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends.

Common Stock.  The Company repurchased six million shares of its common stock in 2006 at an aggregate price of $377.4 million and repurchased two million shares of its common stock in 2005 at an aggregate price of $129.4 million under a stock repurchase program authorized by its board of directors. In addition to the repurchases in 2006 and 2005, which consisted of open market transactions, the Company acquired $16.7 million and $5.3 million, respectively, of common stock to satisfy withholding taxes of employees on vested restricted stock. As of November 30, 2006, the Company had authorization from its board of directors to repurchase four million additional shares. However, in connection with the Stock Option Review, the board of directors suspended the share repurchase program.

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

Note 15.	Employee Benefit and Stock Plans

Benefits are provided to most employees under the Company’s 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $10.8 million in 2006, $10.6 million in 2005 and $8.6 million in 2004. The assets of the Company’s 401(k) Savings Plan are held by a third party trustee. Plan participants may direct the investment of their funds among one or more of the several fund options offered by the plan. The Company’s common stock is one of the investment choices available to participants. As of November 30, 2006, 2005 and 2004, approximately 11%, 18% and 12%, respectively, of the plan’s net assets were invested in the Company’s common stock.

The Company’s Amended and Restated 1999 Incentive Plan (the “1999 Plan”) provides that stock options, performance stock, restricted stock and stock units may be awarded to any employee of the Company for periods of up to 10 years. The 1999 Plan also enables the Company to grant cash bonuses, associated stock appreciation rights and other stock-based awards. The Company has also made outstanding awards under its 2001 Stock Incentive Plan, 1998 Stock Incentive Plan, 1988 Employee Stock Plan, 1986 Stock Option Plan and its Performance-Based Incentive Plan for Senior Management, each of which provides for generally the same types of awards as the 1999 Plan, but with periods of up to 15 years. Each plan provides for certain conditions which are designed to enable the Company to pay annual compensation in excess of $1.0 million to participating executives and maintain tax deductibility for such compensation for the Company. The 1999 Plan and the 2001 Stock Incentive Plan are the Company’s primary employee stock plans.

Stock option transactions are summarized as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	9,176,253	$28.16	13,425,306	$22.20	13,627,446	$18.14
Granted	85,569	67.53	556,088	62.19	2,199,160	37.83
Exercised	(743,481)	24.19	(4,582,497)	14.64	(2,118,706)	12.02
Cancelled	(164,065)	38.63	(222,644)	34.97	(282,594)	24.55

Options outstanding at end of year	8,354,276	$28.71	9,176,253	$28.16	13,425,306	$22.20

Options exercisable at end of year	7,428,952	$26.46	6,631,515	$23.17	8,828,518	$16.85

Options available for grant at end of year	4,472,520		4,394,024		4,759,468

The total intrinsic value of options exercised during the years ended November 30, 2006, 2005 and 2004 was $29.5 million, $223.1 million and $59.1 million, respectively. The aggregate intrinsic value of options outstanding was $199.1 million, $381.9 million and $292.0 million at November 30, 2006, 2005 and 2004, respectively. The aggregate intrinsic value of options exercisable at November 30, 2006, 2005 and 2004 was $190.8 million, $309.1 million and $239.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option.

Stock options outstanding at November 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Price	Options	Price	Life	Options	Price	Life

$ 6.56 to $13.95	1,702,128	$13.58	9.67	1,702,128	$13.58
$14.24 to $21.24	304,716	18.34	9.81	304,716	18.34
$21.51 to $21.51	2,017,942	21.51	10.85	2,017,942	21.51
$22.42 to $33.24	2,026,904	31.65	11.73	1,975,238	31.62
$35.26 to $73.78	2,302,586	45.00	11.94	1,428,928	43.41

$ 6.56 to $73.78	8,354,276	$28.71	11.08	7,428,952	$26.46	11.08

The weighted average fair value of options granted in 2006, 2005 and 2004 was $24.76, $26.84 (as restated) and $18.37 (as restated), respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2006, 2005 and 2004, respectively: a risk-free interest rate of 4.8%, 4.3% and 3.8%; an expected volatility factor for the market price of the Company’s common stock of 41.0%, 42.8% and 44.0%; a dividend yield of 1.9%, 1.4% and 1.2%; and an expected life of 5 years, 6 years and 5 years.

For the year ended November 30, 2006, the Company’s stock-based compensation expense related to stock option grants was $19.4 million. As of November 30, 2006, there was $9.4 million of total unrecognized stock-based compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of one year.

The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. Actual tax benefits realized for the tax deduction from stock option exercises of $17.5 million, $36.9 million and $11.0 million were recorded as additional paid-in capital in 2006, 2005, and 2004, respectively. In 2006, the consolidated statement of cash flows reflects $15.4 million of excess tax benefit associated with the exercise of stock options since December 1, 2005, in accordance with the cash flow classification requirements of SFAS No. 123(R).

On July 11, 2001, the Company awarded 700,000 shares of restricted common stock to its former Chairman and Chief Executive Officer in accordance with the terms and conditions of his amended and restated employment agreement. The Company awarded 148,650 shares of restricted common stock to certain key executives on October 15, 2005. The restrictions imposed with respect to the shares covered by the awards lapse over periods of three or eight years if certain conditions are met. During the restriction periods, the executives are entitled to vote and receive dividends on such shares. Upon issuance of the shares, deferred compensation equivalent to the market value of the shares on the date of grant was charged to stockholders’ equity and is being amortized over the restriction periods. The compensation expense associated with the restricted shares totaled $4.7 million in 2006, $2.0 in million 2005 and $1.5 million in 2004.

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

For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheet. The difference between the Trust share value and the fair market value on the date shares are released from the Trust, for the benefit of employees, is included in additional paid-in capital. Common stock held in the Trust is not considered outstanding in the computation of earnings per share. The Trust held 12.3 million, 13.0 million and 14.8 million shares of common stock at November 30, 2006, 2005 and 2004, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

Note 16.	Postretirement Benefits

The Company has two supplemental non-qualified, unfunded retirement plans, the KB Home Supplemental Executive Retirement Plan, restated effective as of July 12, 2001, and the KB Home Retirement Plan, effective as of July 11, 2002, pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement. In connection with the plans, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with each plan are held by a trust, established as part of the plans to implement and carry out the provisions of the plans and to finance the benefits offered under the plans. The trust is the owner and beneficiary of such contracts. The amount of the insurance coverage is designed to provide sufficient revenues to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. As of November 30, 2006 and 2005, the cash surrender value of these insurance contracts was $43.1 million and $32.5 million, respectively.

On November 1, 2001, the Company implemented an unfunded death benefit only plan, the KB Home Death Benefit Only Plan, for certain key management employees. In connection with the plan, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such contracts. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. As of November 30, 2006 and 2005, the cash surrender value under these policies was $17.1 million and $13.8 million, respectively.

The combined financial impact of these plans is outlined in the following tables (in thousands):

	Years Ended November 30,
	2006	2005

Change in benefit obligation:
Benefit obligation at beginning of year	$41,242	$24,619
Service cost	2,697	1,404
Interest cost	2,474	1,477
Amendments	—	8,228
Actuarial (gain) loss	(2,790)	1,536

Benefit obligation at end of year	$43,623	$37,264

Funded status	$(43,623)	$(37,264)
Unrecognized prior service cost	20,734	18,312
Unrecognized net actuarial loss	2,258	5,126

Accrued benefit cost	$(20,631)	$(13,826)

Components of net periodic benefit cost:
Service cost	$1,356	$1,404
Interest cost	2,617	1,477
Amortization of prior service cost	1,556	707
Amortization of actuarial loss	67	71

Net periodic benefit cost	$5,596	$3,659

Weighted-average assumptions as of November 30:
Discount rate	6.0%	6.0%
Rate of compensation increase	4.0%	4.0%

Note 17.	Income Taxes

The components of pretax income are as follows (in thousands):

	Years Ended November 30,
	2006	2005	2004
		(as restated)	(as restated)

United States	$538,450	$1,183,742	$641,063
France	159,601	106,470	74,273

Pretax income	$698,051	$1,290,212	$715,336

The components of income taxes are as follows (in thousands):

	Total	Federal	State	France

2006
Currently payable	$351,000	$309,008	$23,116	$18,876
Deferred	(135,300)	(111,753)	(36,843)	13,296

Total	$215,700	$197,255	$(13,727)	$32,172

2005 (as restated)
Currently payable	$461,100	$378,202	$63,000	$19,898
Deferred	5,400	(807)	—	6,207

Total	$466,500	$377,395	$63,000	$26,105

2004 (as restated)
Currently payable	$286,060	$231,620	$34,000	$20,440
Deferred	(44,760)	(53,649)	—	8,889

Total	$241,300	$177,971	$34,000	$29,329

Deferred income taxes result from temporary differences in the financial and tax bases of assets and liabilities. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2006	2005
		(as restated)

Deferred tax liabilities:
Installment sales	$163,074	$112,987
Capitalized expenses	90,817	46,245
Repatriation of French subsidiaries	60,793	41,929
Depreciation and amortization	10,727	8,721
Other	13,609	7,935

Total deferred tax liabilities	$339,020	$217,817

Deferred tax assets:
Partnerships and joint ventures	$160,020	$113,010
Warranty, legal and other accruals	159,333	126,914
Inventory impairments and land option cost write-offs	116,126	13,561
Employee benefits	93,213	58,683
Capitalized expenses	54,456	40,827
French royalty	40,633	—
Deferred income	23,367	244
French minority interest	7,232	11,223
Depreciation and amortization	3,760	—
Tax credits	—	9,427
Foreign tax credits	71,700	56,508
Other	3,128	10,511

Total deferred tax assets	732,968	440,908

Net deferred tax assets	$393,948	$223,091

Income taxes computed at the statutory U.S. federal income tax rate and income tax expense provided in the consolidated financial statements differ as follows (in thousands):

	Years Ended November 30,
	2006	2005	2004
		(as restated)	(as restated)

Amount computed at statutory rate	$244,318	$451,574	$250,368
Increase (decrease) resulting from:
IRC Section 199 manufacturing deduction	(6,265)	—	—
State taxes, net of federal income tax benefit	(8,923)	40,950	22,100
Difference in French tax rate	1,986	827	657
Intercompany dividends	(1,736)	(7,377)	1,010
Non-deductible stock-based compensation and related expenses	3,871	11,013	1,649
Tax credits	(4,625)	(35,143)	(40,891)
Other, net	(12,926)	4,656	6,407

Total	$215,700	$466,500	$241,300

In 2006, the Company recognized tax benefits from the manufacturing deduction created by the American Jobs Creation Act of 2004, which provides certain tax benefits for “qualified production activities income.” Additionally in 2006, an analysis of the state tax accruals was performed to determine and to separately reflect state deferred taxes, which previously had been included in state taxes payable. This analysis resulted in the release of state tax accruals no longer deemed necessary. During 2006, 2005 and 2004, IRC Section 162(m) adjustments were made for non-deductible stock-

based compensation and related expenses due to stock option measurement date changes in connection with the Stock Option Review.

During 2006, 2005 and 2004, the Company made investments that resulted in benefits in the form of synthetic fuel tax credits. During 2005, a small portion of these credits were forfeited as part of an IRS settlement. Additionally, these tax credits are subject to a phase-out provision that gradually reduces the tax credits if the annual average price of domestic crude oil increases to a stated phase-out range. The phase-out percentage for 2006 was 25% with no reduction in the tax credits for 2005 and 2004.

Note 18.	Segment Information

As of November 30, 2006, the Company has identified six reporting segments, comprised of five construction reporting segments and one financial services segment, within its consolidated operations in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s construction reporting segments, which are the same as the long-standing geographic regions previously reported by the Company, are: West Coast, Southwest, Central, Southeast and France. The domestic reporting segments have construction operations in the following states:

West Coast: California
Southwest: Arizona, Nevada and New Mexico
Central: Colorado, Illinois, Indiana, Louisiana and Texas
Southeast: Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia

The Company’s construction operating segments are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to first-time, move-up and active adult buyers. In addition to constructing homes, the Company’s French subsidiary builds commercial projects and high-density residential properties, such as condominium complexes, in France.

The Company’s construction operations have historically been aggregated into a single reporting segment. In 2006, the Company reassessed the aggregation of its operating segments and, as a result, revised its reporting segments to include five separate construction segments and one financial services segment. The information by reportable segment for all prior years included herein has been restated to conform to the 2006 presentation. This restatement has no impact on the Company’s consolidated balance sheet as of November 30, 2005, or its consolidated statements of income or consolidated statements of cash flows for the years ended November 30, 2005 and 2004.

The Company’s construction reporting segments were identified based primarily on similarities in economic and geographic characteristics, as well as similar product type, regulatory environments, methods used to sell and construct homes and land acquisition characteristics. The Company evaluates segment performance primarily based on segment pretax income.

The Company’s financial services reporting segment provides mortgage banking, title, insurance and escrow coordination services to the Company’s U.S. homebuyers. The Company’s financial services segment operates in the same markets as the Company’s construction reporting segments. Mortgage banking services were provided directly by KBHMC prior to September 1, 2005. From and after that date, mortgage banking services are being provided through Countrywide KB Home Loans.

The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements as described in Note 1. Summary of Significant Accounting Policies. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Year Ended November 30,
	2006	2005	2004
		(as restated)	(as restated)
Revenues:
West Coast	$3,531,279	$3,050,486	$2,215,258
Southwest	2,183,830	1,964,483	1,517,981
Central	1,553,309	1,559,067	1,385,890
Southeast	2,091,425	1,549,277	855,367
France	1,623,709	1,286,969	1,033,771

Total construction revenues	10,983,552	9,410,282	7,008,267
Financial services	20,240	31,368	44,417

Total revenues	$11,003,792	$9,441,650	$7,052,684

Pretax income:
West Coast	$359,864	$681,303	$452,347
Southwest	365,098	513,846	270,683
Central	(54,749)	28,152	47,993
Southeast	38,933	152,508	(7,076)
France	108,790	71,442	52,594
Corporate and other (a)	(153,421)	(168,237)	(109,893)

Total construction pretax income	664,515	1,279,014	706,648
Financial services	33,536	11,198	8,688

Total pretax income	$698,051	$1,290,212	$715,336

Construction interest cost:
West Coast	$20,160	$16,970	$11,302
Southwest	49,622	27,912	18,565
Central	37,518	41,046	34,437
Southeast	31,850	14,150	7,254
France	24,083	22,850	25,404
Corporate and other	3,363	—	—

Total construction interest cost (b)	$166,596	$122,928	$96,962

Financial services interest income, net	$181	$3,003	$7,033

(a)	Corporate and other includes corporate general and administrative expenses.

(b)	Construction interest cost includes interest amortized in construction and land costs, and interest expense. During 2006, 2005 and 2004, interest included in construction and land costs totaled $147.9 million, $104.0 million and $78.8 million, respectively. Interest expense in 2006, 2005 and 2004 totaled $18.7 million, $18.9 million and $18.2 million, respectively.

	Year Ended November 30,
	2006	2005	2004
		(as restated)	(as restated)
Equity in pretax income (loss) of unconsolidated joint ventures:
West Coast	$(25,732)	$13,287	$6,369
Southwest	(26)	112	250
Central	(3,829)	(2)	(4)
Southeast	(12,290)	(319)	—
France	10,505	6,101	8,132
Corporate and other	21,047	1,137	2,853

Total construction equity in pretax income (loss) of unconsolidated joint ventures	$(10,325)	$20,316	$17,600

Financial services	$19,219	$230	$—

	November 30,
	2006	2005
		(as restated)
Assets:
West Coast	$2,851,364	$2,577,851
Southwest	1,306,219	1,441,023
Central	853,873	952,458
Southeast	1,466,198	1,160,980
France	1,387,707	1,099,233
Corporate and other	1,105,079	479,901

Total construction assets	8,970,440	7,711,446
Financial services	44,024	29,933

Total assets	$9,014,464	$7,741,379

Investment in unconsolidated joint ventures:
West Coast	$48,013	$17,869
Southwest	174,168	133,789
Central	14,344	44,585
Southeast	144,717	36,069
France	16,489	17,936
Corporate and other	—	25,130

Total construction investment in unconsolidated joint ventures	$397,731	$275,378

Financial services	$25,296	$15,230

Note 19.	Quarterly Results (unaudited)

Quarterly results for the years ended November 30, 2006 and 2005 follow (in thousands, except per share amounts):

	First (a)	Second (a)	Third	Fourth
	(as restated)	(as restated)

2006
Revenues	$2,191,650	$2,592,071	$2,674,391	$3,545,680
Operating income (loss)	275,919	344,328	240,850	(91,063)
Pretax income (loss)	267,534	319,445	238,114	(127,042)
Net income (loss)	173,334	205,445	153,214	(49,642)
Basic earnings (loss) per share	2.14	2.59	1.97	(.64)
Diluted earnings (loss) per share	2.01	2.45	1.90	(.64)

	First (a)	Second (a)	Third (a)	Fourth (a)
	(as restated)	(as restated)	(as restated)	(as restated)

2005
Revenues	$1,636,120	$2,130,326	$2,525,064	$3,150,140
Operating income	194,710	293,614	373,704	500,127
Pretax income	184,531	273,500	351,208	480,973
Net income	119,931	176,700	222,708	304,373
Basic earnings per share	1.50	2.16	2.69	3.67
Diluted earnings per share	1.38	2.01	2.50	3.44

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

(a)	The following tables reflect the adjustments related to the restatements for periods not derived from the audited consolidated financial statements herein (dollars in thousands, except per share amounts):

	Quarter Ended February 28, 2006			Quarter Ended May 31, 2006
	As			As
	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated

Total revenues	$2,191,650	$—	$2,191,650	$2,592,071	$—	$2,592,071

Construction:
Revenues	$2,187,324	$—	$2,187,324	$2,587,213	$—	$2,587,213
Construction and land costs	(1,618,315)	—	(1,618,315)	(1,921,189)	—	(1,921,189)
Selling, general and administrative expenses	(294,842)	(827)	(295,669)	(324,237)	(827)	(325,064)

Operating income	274,167	(827)	273,340	341,787	(827)	340,960
Interest income	1,180	—	1,180	1,113	—	1,113
Interest expense, net of amounts capitalized	(4,753)	—	(4,753)	(10,266)	—	(10,266)
Minority interests	(11,717)	—	(11,717)	(18,129)	—	(18,129)
Equity in pretax income (loss) of unconsolidated joint ventures	5,755	—	5,755	(318)	—	(318)

Construction pretax income	264,632	(827)	263,805	314,187	(827)	313,360

Financial services:
Revenues	4,326	—	4,326	4,858	—	4,858
Expenses	(1,747)	—	(1,747)	(1,490)	—	(1,490)
Equity in pretax income of unconsolidated joint venture	1,150	—	1,150	2,717	—	2,717

Financial services pretax income	3,729	—	3,729	6,085	—	6,085

Total pretax income	268,361	(827)	267,534	320,272	(827)	319,445
Income taxes	(93,900)	(300)	(94,200)	(113,700)	(300)	(114,000)

Net income	$174,461	$(1,127)	$173,334	$206,572	$(1,127)	$205,445

Basic earnings per share	$2.15	$(.01)	$2.14	$2.60	$(.01)	$2.59

Diluted earnings per share	$2.02	$(.01)	$2.01	$2.46	$(.01)	$2.45

Basic average shares outstanding	81,031	—	81,031	79,522	—	79,522

Diluted average shares outstanding	86,248	—	86,248	83,978	—	83,978

	Quarter Ended February 28, 2005			Quarter Ended May 31, 2005
	As			As
	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated

Total revenues	$1,636,120	$—	$1,636,120	$2,130,326	$—	$2,130,326

Construction:
Revenues	$1,628,493	$—	$1,628,493	$2,120,313	$—	$2,120,313
Construction and land costs	(1,212,375)	—	(1,212,375)	(1,552,276)	—	(1,552,276)
Selling, general and administrative expenses	(220,498)	(1,513)	(222,011)	(273,285)	(1,513)	(274,798)

Operating income	195,620	(1,513)	194,107	294,752	(1,513)	293,239
Interest income	980	—	980	791	—	791
Interest expense, net of amounts capitalized	(2,416)	—	(2,416)	(4,001)	—	(4,001)
Minority interests	(14,360)	—	(14,360)	(19,066)	—	(19,066)
Equity in pretax income of unconsolidated joint ventures	5,617	—	5,617	2,162	—	2,162

Construction pretax income	185,441	(1,513)	183,928	274,638	(1,513)	273,125

Financial services:
Revenues	7,627	—	7,627	10,013	—	10,013
Expenses	(7,024)	—	(7,024)	(9,638)	—	(9,638)
Equity in pretax income of unconsolidated joint venture	—	—	—	—	—	—

Financial services pretax income	603	—	603	375	—	375

Total pretax income	186,044	(1,513)	184,531	275,013	(1,513)	273,500
Income taxes	(63,300)	(1,300)	(64,600)	(93,500)	(3,300)	(96,800)

Net income	$122,744	$(2,813)	$119,931	$181,513	$(4,813)	$176,700

Basic earnings per share	$1.53	$(0.03)	$1.50	$2.22	$(0.06)	$2.16

Diluted earnings per share	$1.41	$(0.03)	$1.38	$2.06	$(0.05)	$2.01

Basic average shares outstanding	80,194	—	80,194	81,665	—	81,665

Diluted average shares outstanding	87,096	—	87,096	88,044	—	88,044

	Quarter Ended August 31, 2005			Quarter Ended November 30, 2005
	As			As
	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated

Total revenues	$2,525,064	$—	$2,525,064	$3,150,140	$—	$3,150,140

Construction:
Revenues	$2,515,803	$—	$2,515,803	$3,145,673	$—	$3,145,673
Construction and land costs	(1,828,499)	—	(1,828,499)	(2,294,989)	—	(2,294,989)
Selling, general and administrative expenses	(313,494)	(1,513)	(315,007)	(357,870)	(1,270)	(359,140)

Operating income	373,810	(1,513)	372,297	492,814	(1,270)	491,544
Interest income	1,261	—	1,261	1,178	—	1,178
Interest expense, net of amounts capitalized	(4,310)	—	(4,310)	(8,145)	—	(8,145)
Minority interests	(22,121)	—	(22,121)	(22,280)	—	(22,280)
Equity in pretax income of unconsolidated joint ventures	2,674	—	2,674	9,863	—	9,863

Construction pretax income	351,314	(1,513)	349,801	473,430	(1,270)	472,160

Financial services:
Revenues	9,261	—	9,261	4,467	—	4,467
Expenses	(7,854)	—	(7,854)	(2,725)	—	(2,725)
Other	—	—	—	6,841	—	6,841
Equity in pretax income of unconsolidated joint venture	—	—	—	230	—	230

Financial services pretax income	1,407	—	1,407	8,813	—	8,813

Total pretax income	352,721	(1,513)	351,208	482,243	(1,270)	480,973
Income taxes	(125,200)	(3,300)	(128,500)	(171,600)	(5,000)	(176,600)

Net income	$227,521	$(4,813)	$222,708	$310,643	$(6,270)	$304,373

Basic earnings per share	$2.75	$(0.06)	$2.69	$3.75	$(0.08)	$3.67

Diluted earnings per share	$2.55	$(0.05)	$2.50	$3.51	$(0.07)	$3.44

Basic average shares outstanding	82,735	—	82,735	82,930	—	82,930

Diluted average shares outstanding	89,243	—	89,243	88,414	—	88,414

	February 28, 2006			May 31, 2006
	As			As
	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated

Assets
Construction:
Cash and cash equivalents	$71,224	$—	$71,224	$9,680	$—	$9,680
Trade and other receivables	568,663	—	568,663	573,219	—	573,219
Inventories	6,953,844	—	6,953,844	7,568,977	—	7,568,977
Investments in unconsolidated joint ventures	348,350	—	348,350	386,312	—	386,312
Deferred income taxes	211,940	2,277	214,217	201,278	2,277	203,555
Goodwill	243,175	(7,818)	235,357	247,171	(7,818)	239,353
Other assets	139,153	—	139,153	155,193	—	155,193

	8,536,349	(5,541)	8,530,808	9,141,830	(5,541)	9,136,289
Financial services	37,699	—	37,699	46,746	—	46,746

Total assets	$8,574,048	$(5,541)	$8,568,507	$9,188,576	$(5,541)	$9,183,035

Liabilities and Stockholders’ Equity
Construction:
Accounts payable	$945,232	$—	$945,232	$935,110	$—	$935,110
Accrued expenses and other liabilities	1,406,379	72,633	1,479,012	1,464,126	72,933	1,537,059
Mortgages and notes payable	3,116,618	—	3,116,618	3,581,484	—	3,581,484

	5,468,229	72,633	5,540,862	5,980,720	72,933	6,053,653
Financial services	51,905	—	51,905	54,080	—	54,080
Minority interests	150,955	—	150,955	159,455	—	159,455
Stockholders’ equity:
Common stock	114,209	—	114,209	114,502	—	114,502
Paid-in capital	823,623	(28,168)	795,455	828,776	(27,341)	801,435
Retained earnings	2,774,709	(50,006)	2,724,703	2,961,558	(51,133)	2,910,425
Accumulated other comprehensive income	31,791	—	31,791	52,612	—	52,612
Deferred compensation	(12,442)	—	(12,442)	—	—	—
Grantor stock ownership trust, at cost	(135,197)	—	(135,197)	(134,887)	—	(134,887)
Treasury stock, at cost	(693,734)	—	(693,734)	(828,240)	—	(828,240)

Total stockholders’ equity	2,902,959	(78,174)	2,824,785	2,994,321	(78,474)	2,915,847

Total liabilities and stockholders’ equity	$8,574,048	$(5,541)	$8,568,507	$9,188,576	$(5,541)	$9,183,035

	February 28, 2005			May 31, 2005
	As			As
	previously		As	previously		As
	reported	Adjustments	restated	reported	Adjustments	restated

Assets
Construction:
Cash and cash equivalents	$112,989	$—	$112,989	$76,279	$—	$76,279
Trade and other receivables	457,159	—	457,159	461,174	—	461,174
Inventories	4,678,998	—	4,678,998	5,094,819	—	5,094,819
Investments in unconsolidated joint ventures	188,874	—	188,874	204,702	—	204,702
Deferred income taxes	213,015	1,812	214,827	216,720	1,812	218,532
Goodwill	249,080	(4,415)	244,665	244,887	(5,315)	239,572
Other assets	162,201	—	162,201	150,604	—	150,604

	6,062,316	(2,603)	6,059,713	6,449,185	(3,503)	6,445,682
Financial services	197,251	—	197,251	118,534	—	118,534

Total assets	$6,259,567	$(2,603)	$6,256,964	$6,567,719	$(3,503)	$6,564,216

Liabilities and Stockholders’ Equity
Construction:
Accounts payable	$722,768	$—	$722,768	$739,892	$—	$739,892
Accrued expenses and other liabilities	703,491	35,435	738,926	865,644	39,728	905,372
Mortgages and notes payable	2,389,073	—	2,389,073	2,370,952	—	2,370,952

	3,815,332	35,435	3,850,767	3,976,488	39,728	4,016,216
Financial services	122,745	—	122,745	90,258	—	90,258
Minority interests	133,207	—	133,207	134,700	—	134,700
Stockholders’ equity:
Common stock	112,757	—	112,757	112,961	—	112,961
Paid-in capital	631,055	(5,055)	626,000	657,373	(5,435)	651,938
Retained earnings	1,947,017	(32,983)	1,914,034	2,113,150	(37,796)	2,075,354
Accumulated other comprehensive income	60,821	—	60,821	40,488	—	40,488
Deferred compensation	(5,680)	—	(5,680)	(5,314)	—	(5,314)
Grantor stock ownership trust, at cost	(159,916)	—	(159,916)	(153,794)	—	(153,794)
Treasury stock, at cost	(397,771)	—	(397,771)	(398,591)	—	(398,591)

Total stockholders’ equity	2,188,283	(38,038)	2,150,245	2,366,273	(43,231)	2,323,042

Total liabilities and stockholders’ equity	$6,259,567	$(2,603)	$6,256,964	$6,567,719	$(3,503)	$6,564,216

	August 31, 2005
	As
	previously		As
	reported	Adjustments	restated

Assets
Construction:
Cash and cash equivalents	$60,153	$—	$60,153
Trade and other receivables	492,870	—	492,870
Inventories	5,743,820	—	5,743,820
Investments in unconsolidated joint ventures	240,666	—	240,666
Deferred income taxes	207,439	1,812	209,251
Goodwill	245,030	(6,315)	238,715
Other assets	147,368	—	147,368

	7,137,346	(4,503)	7,132,843
Financial services	100,854	—	100,854

Total assets	$7,238,200	$(4,503)	$7,233,697

Liabilities and Stockholders’ Equity
Construction:
Accounts payable	$788,480	$—	$788,480
Accrued expenses and other liabilities	946,977	64,868	1,011,845
Mortgages and notes payable	2,701,430	—	2,701,430

	4,436,887	64,868	4,501,755
Financial services	60,403	—	60,403
Minority interests	136,951	—	136,951
Stockholders’ equity:
Common stock	113,662	—	113,662
Paid-in capital	671,655	(26,762)	644,893
Retained earnings	2,325,020	(42,609)	2,282,411
Accumulated other comprehensive income	40,232	—	40,232
Deferred compensation	(4,947)	—	(4,947)
Grantor stock ownership trust, at cost	(143,072)	—	(143,072)
Treasury stock, at cost	(398,591)	—	(398,591)

Total stockholders’ equity	2,603,959	(69,371)	2,534,588

Total liabilities and stockholders’ equity	$7,238,200	$(4,503)	$7,233,697

Note 20.	Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under certain debt instruments are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by the Company. The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(In Thousands)

	Year Ended November 30, 2006
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$7,386,128	$3,617,664	$—	$11,003,792

Construction:
Revenues	—	7,386,128	3,597,424	—	10,983,552
Construction and land costs	—	(5,875,431)	(2,978,072)	—	(8,853,503)
Selling, general and administrative expenses	(156,099)	(713,239)	(504,994)	—	(1,374,332)

Operating income (loss)	(156,099)	797,458	114,358	—	755,717
Interest expense, net of amounts capitalized	201,841	(138,280)	(82,284)	—	(18,723)
Minority interests	(50,811)	(280)	(17,209)	—	(68,300)
Other, net	28,909	(21,787)	(11,301)	—	(4,179)

Construction pretax income	23,840	637,111	3,564	—	664,515
Financial services pretax income	—	—	33,536	—	33,536

Total pretax income	23,840	637,111	37,100	—	698,051
Income taxes	(6,900)	(184,100)	(24,700)	—	(215,700)
Equity in earnings of subsidiaries	465,411	—	—	(465,411)	—

Net income	$482,351	$453,011	$12,400	$(465,411)	$482,351

	Year Ended November 30, 2005
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
	(as restated)				(as restated)

Revenues	$—	$6,560,610	$2,881,040	$—	$9,441,650

Construction:
Revenues	—	6,560,610	2,849,672	—	9,410,282
Construction and land costs	—	(4,677,411)	(2,210,728)	—	(6,888,139)
Selling, general and administrative expenses	(151,675)	(610,465)	(408,816)	—	(1,170,956)

Operating income (loss)	(151,675)	1,272,734	230,128	—	1,351,187
Interest expense, net of amounts capitalized	179,743	(137,892)	(60,723)	—	(18,872)
Minority interests	(35,027)	(23,775)	(19,025)	—	(77,827)
Other, net	1,322	16,325	6,879	—	24,526

Construction pretax income (loss)	(5,637)	1,127,392	157,259	—	1,279,014
Financial services pretax income	—	—	11,198	—	11,198

Total pretax income (loss)	(5,637)	1,127,392	168,457	—	1,290,212
Income taxes	(13,000)	(394,600)	(58,900)	—	(466,500)
Equity in earnings of subsidiaries	842,349	—	—	(842,349)	—

Net income	$823,712	$732,792	$109,557	$(842,349)	$823,712

	Year Ended November 30, 2004
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
	(as restated)				(as restated)

Revenues	$—	$4,657,384	$2,395,300	$—	$7,052,684

Construction:
Revenues	—	4,657,384	2,350,883	—	7,008,267
Construction and land costs	—	(3,440,735)	(1,885,121)	—	(5,325,856)
Selling, general and administrative expenses	(104,953)	(465,863)	(339,262)	—	(910,078)

Operating income (loss)	(104,953)	750,786	126,500	—	772,333
Interest expense, net of amounts capitalized	153,947	(108,625)	(63,476)	—	(18,154)
Minority interests	(21,678)	(35,016)	(12,355)	—	(69,049)
Other, net	2,906	7,682	10,930	—	21,518

Construction pretax income	30,222	614,827	61,599	—	706,648
Financial services pretax income	—	—	8,688	—	8,688

Total pretax income	30,222	614,827	70,287	—	715,336
Income taxes	(15,300)	(202,900)	(23,100)	—	(241,300)
Equity in earnings of subsidiaries	459,114	—	—	(459,114)	—

Net income	$474,036	$411,927	$47,187	$(459,114)	$474,036

CONDENSED CONSOLIDATING BALANCE SHEETS
(In Thousands)

	November 30, 2006
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Construction:
Cash and cash equivalents	$438,628	$46,233	$154,350	$—	$639,211
Trade and other receivables	5,306	192,815	461,391	—	659,512
Inventories	—	4,589,308	1,865,455	—	6,454,763
Other assets	634,704	237,248	345,002	—	1,216,954

	1,078,638	5,065,604	2,826,198	—	8,970,440
Financial services	—	—	44,024	—	44,024
Investment in subsidiaries	400,691	—	—	(400,691)	—

Total assets	$1,479,329	$5,065,604	$2,870,222	$(400,691)	$9,014,464

Liabilities and Stockholders’ Equity
Construction:
Accounts payable, accrued expenses and other liabilities	$323,505	$1,341,283	$1,086,491	$—	$2,751,279
Mortgages and notes payable	2,791,213	102,567	232,023	—	3,125,803

	3,114,718	1,443,850	1,318,514	—	5,877,082
Financial services	—	—	26,276	—	26,276
Minority interests	156,667	4,463	27,228	—	188,358
Intercompany	(4,714,804)	3,617,291	1,097,513	—	—
Stockholders’ equity	2,922,748	—	400,691	(400,691)	2,922,748

Total liabilities and stockholders’ equity	$1,479,329	$5,065,604	$2,870,222	$(400,691)	$9,014,464

	November 30, 2005
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
	(as restated)				(as restated)

Assets
Construction:
Cash and cash equivalents	$52,851	$1,288	$90,644	$—	$144,783
Trade and other receivables	6,770	182,689	391,472	—	580,931
Inventories	—	4,604,709	1,523,633	—	6,128,342
Other assets	420,279	220,287	216,824	—	857,390

	479,900	5,008,973	2,222,573	—	7,711,446
Financial services	—	—	29,933	—	29,933
Investment in subsidiaries	245,827	—	—	(245,827)	—

Total assets	$725,727	$5,008,973	$2,252,506	$(245,827)	$7,741,379

Liabilities and Stockholders’ Equity
Construction:
Accounts payable, accrued expenses and other liabilities	$275,348	$1,208,277	$820,061	$—	$2,303,686
Mortgages and notes payable	2,175,535	36,400	251,879	—	2,463,814

	2,450,883	1,244,677	1,071,940	—	4,767,500
Financial services	—	—	55,131	—	55,131
Minority interests	119,693	424	24,834	—	144,951
Intercompany	(4,618,646)	3,763,872	854,774	—	—
Stockholders’ equity	2,773,797	—	245,827	(245,827)	2,773,797

Total liabilities and stockholders’ equity	$725,727	$5,008,973	$2,252,506	$(245,827)	$7,741,379

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended November 30, 2006
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net income	$482,351	$453,011	$12,400	$(465,411)	$482,351
Inventory impairments and land option cost write-offs	—	280,437	150,802	—	431,239
Adjustments to reconcile net income to net cash provided (used) by operating activities	(67,249)	20,272	(150,881)	—	(197,858)

Net cash provided (used) by operating activities	415,102	753,720	12,321	(465,411)	715,732

Cash flows from investing activities:
Proceeds from sale of investment in unconsolidated joint venture	57,767	—	—	—	57,767
Investments in unconsolidated joint ventures	25,130	(126,300)	(136,616)	—	(237,786)
Other, net	(3,146)	(8,674)	(9,523)	—	(21,343)

Net cash provided (used) by investing activities	79,751	(134,974)	(146,139)	—	(201,362)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(84,100)	—	(9,221)	—	(93,321)
Proceeds from issuance of notes	698,458	—	—	—	698,458
Repurchases of common stock	(394,080)	—	—	—	(394,080)
Other, net	(73,986)	(29,311)	(121,492)	—	(224,789)
Intercompany	(255,369)	(544,490)	334,448	465,411	—

Net cash provided (used) by financing activities	(109,077)	(573,801)	203,735	465,411	(13,732)

Net increase in cash and cash equivalents	385,776	44,945	69,917	—	500,638
Cash and cash equivalents at beginning of year	52,851	1,288	99,851	—	153,990

Cash and cash equivalents at end of year	$438,627	$46,233	$169,768	$—	$654,628

	Year Ended November 30, 2005
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
	(as restated)				(as restated)

Cash flows from operating activities:
Net income	$823,712	$732,792	$109,557	$(842,349)	$823,712
Adjustments to reconcile net income to net cash provided (used) by operating activities	341,709	(1,050,416)	(167,920)	—	(876,627)

Net cash provided (used) by operating activities	1,165,421	(317,624)	(58,363)	(842,349)	(52,915)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(6,937)	(15,853)	(94,843)	—	(117,633)
Proceeds from sale of mortgage banking assets	—	—	42,396	—	42,396
Other, net	(1,502)	(67,254)	46,019	—	(22,737)

Net cash used by investing activities	(8,439)	(83,107)	(6,428)	—	(97,974)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(306,900)	—	(58,358)	—	(365,258)
Proceeds from issuance of notes	747,591	—	—	—	747,591
Repurchases of common stock	(134,713)	—	—	—	(134,713)
Other, net	(69,514)	(83,812)	(23,611)	—	(176,937)
Intercompany	(1,435,239)	497,331	95,559	842,349	—

Net cash provided (used) by financing activities	(1,198,775)	413,519	13,590	842,349	70,683

Net increase (decrease) in cash and cash equivalents	(41,793)	12,788	(51,201)	—	(80,206)
Cash and cash equivalents at beginning of year	94,644	(11,500)	151,052	—	234,196

Cash and cash equivalents at end of year	$52,851	$1,288	$99,851	$—	$153,990

	Year Ended November 30, 2004
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
	(as restated)				(as restated)

Cash flows from operating activities:
Net income	$474,036	$411,927	$47,187	$(459,114)	$474,036
Adjustments to reconcile net income to net cash provided (used) by operating activities	32,468	(539,282)	(46,144)	—	(552,958)

Net cash provided (used) by operating activities	506,504	(127,355)	1,043	(459,114)	(78,922)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(121,546)	—	(121,546)
Investments in unconsolidated joint ventures	(2,510)	(112,952)	(13,272)	—	(128,734)
Other, net	(1,423)	(9,234)	(6,839)	—	(17,496)

Net cash used by investing activities	(3,933)	(122,186)	(141,657)	—	(267,776)

Cash flows from financing activities:
Net proceeds from (payments on) credit agreements and other short-term borrowings	283,900	—	(105,013)	—	178,887
Proceeds from issuance of notes	596,169	—	—	—	596,169
Redemption of notes	(175,000)	—	—	—	(175,000)
Repurchases of common stock	(66,125)	—	—	—	(66,125)
Other, net	(2,526)	(35,395)	(53,235)	—	(91,156)
Intercompany	(1,072,731)	318,895	294,722	459,114	—

Net cash provided (used) by financing activities	(436,313)	283,500	136,474	459,114	442,775

Net increase (decrease) in cash and cash equivalents	66,258	33,959	(4,140)	—	96,077
Cash and cash equivalents at beginning of year	28,386	(49,061)	158,794	—	138,119

Cash and cash equivalents at end of year	$94,644	$(15,102)	$154,654	$—	$234,196

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of KB Home:

We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2006 and 2005 (restated), and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2006 (restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2006 and 2005 (restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2006 (restated), in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

As discussed in Notes 2 and 18, the Company has restated previously issued financial statements as of November 30, 2005 and for each of the two years in the period ended November 30, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KB Home’s internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2007 expressed an unqualified opinion thereon.

Los Angeles, California
February 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of KB Home:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that KB Home maintained effective internal control over financial reporting as of November 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KB Home’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that KB Home maintained effective internal control over financial reporting as of November 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, KB Home maintained, in all material respects, effective internal control over financial reporting as of November 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KB Home as of November 30, 2006 and 2005 (restated), and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2006 (restated) and our report dated February 9, 2007 expressed an unqualified opinion thereon.

Los Angeles, California
February 9, 2007

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information that we are required to disclose in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of November 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2006.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2006. This assessment of the effectiveness of our internal control over financial reporting as of November 30, 2006 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Assessment of Prior Period Controls

At the time that our Annual Report on Form 10-K for the year ended November 30, 2005 was filed, our management concluded that we maintained effective internal control over financial reporting as of November 30, 2005. At the time that our Annual Report on Form 10-K for the year ended November 30, 2004 was filed, our management similarly concluded that we maintained effective internal control over financial reporting as of November 30, 2004.

As disclosed in the Explanatory Note on page 1 of this Form 10-K, the Subcommittee has concluded that we used incorrect measurement dates for financial reporting purposes for the eight annual stock option grants made to our employees since 1998. The Subcommittee discovered evidence confirming or, in some years, suggesting that hindsight was used to secure favorable exercise prices for seven of these eight annual grants. Based on the findings of the Subcommittee, certain of our consolidated financial statements in this Form 10-K have been restated to reflect additional stock-based compensation expense and related income tax effects relating to annual stock option awards granted since 1998.

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

Changes in Internal Control Over Financial Reporting

In light of the issues described above, we did not make an annual grant of stock options to our employees during 2006. On a going forward basis, we have instituted a number of improvements in the controls related to our stock option grant practices. We have adopted a detailed internal policy that specifies procedures for approving all stock option and other equity based awards, including the determination of grant dates, exercise prices, exercise periods and any exceptions or amendments. The internal policy also sets forth procedures for the timely and accurate processing and recording of all grants, and the proper communication and administration of all awards. We have also developed a process to test the effectiveness of these procedures. In addition, we have implemented regular meetings of appropriate staff and management from our legal, accounting, finance, tax and human resources departments to review, among other things, any recent stock option grants and the results of our control testing.

Item 9B.	OTHER INFORMATION

None.

PART III

Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference in this Annual Report on Form 10-K pursuant to General Instruction G(3) of Form 10-K and provides the information required under Part III (Items 10, 11, 12, 13 and 14) except for the information regarding our executive officers, which is included in Part I on page 21 herein, and the information set forth below.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Ethics Policy

We have adopted an Ethics Policy for our directors, officers (including our principal executive officer and principal financial officer) and employees. The Ethics Policy is available on our website at http://www.kbhome.com/investor. Stockholders may request a free copy of the Ethics Policy from:

KB Home
Attention: Investor Relations
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
investorrelations@kbhome.com

Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to our Ethics Policy and any waiver applicable to our principal executive officer, principal financial officer or principal accounting officer, or persons performing similar functions, and our executive officers or directors.

Corporate Governance Principles

We have adopted Corporate Governance Principles, which are available on our website at http://www.kbhome.com/investor. Stockholders may request a free copy of the Corporate Governance Principles from the address, phone number and email address set forth under “Ethics Policy.”

New York Stock Exchange Annual Certification

On April 28, 2006, we submitted to the New York Stock Exchange a certification of our then Chairman and Chief Executive Officer that he was not aware of any violation by KB Home of the New York Stock Exchange’s corporate governance listing standards as of the date of the certification.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as of November 30, 2006 with respect to shares of our common stock that may be issued under our existing compensation plans:

Equity Compensation Plan Information
Number of
	Number of		common shares
	common shares		remaining available
	to be		for future issuance
	issued upon		under equity
	exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding	(excluding common shares
	warrants and	options, warrants	reflected in
	rights	and rights	column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	7,982,877	$28.45	3,906,459
Equity compensation plans not approved by stockholders (d)	371,399	34.23	566,061

Total	8,354,276	$28.71	4,472,520

(d)	Represents the Non-Employee Directors Stock Plan.

Non-Employee Directors Stock Plan

The Non-Employee Directors Stock Plan provides for grants of deferred common stock units or stock options to our non-employee directors. The terms of stock units and options granted under the Non-Employee Directors Stock Plan are described in our Proxy Statement for the 2007 Annual Meeting of Stockholders, which is incorporated herein. Although we will purchase shares of common stock on the open market to satisfy the payment of stock awards under the Non-Employee Directors Stock Plan, to date, all stock awards under the Non-Employee Directors Stock Plan have been settled in cash. In December 2005, all current non-employee directors elected to receive payouts of then outstanding stock awards granted to them under the Non-Employee Director Stock Plan in cash.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     Financial Statements

Reference is made to the index set forth on page 43 of this Annual Report on Form 10-K.

    Exhibits

Exhibit No.	Description

3.1	Amended Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
3.2	Amendment to Certificate of Incorporation, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
3.3	Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-30140 on Form S-1, is incorporated by reference herein.
3.4	Certificate of Designation of Series B Mandatory Conversion Premium Dividend Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
3.5	Amended Certificate of Designation of Series B Mandatory Conversion Premium Dividend Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 33-59516 on Form S-3, is incorporated by reference herein.
3.6	Amended Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as an exhibit to the Company’s Registration Statement No. 001-09195 on Form 8-A12B, is incorporated by reference herein.
3.7	Certificate of Ownership and Merger effective January 17, 2001 merging KB Home, Inc. into Kaufman and Broad Home Corporation, through which the name of the Company was changed to KB Home, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
3.8	Amendment to Company’s Amended Certificate of Incorporation, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
3.9	By-Laws, as amended and restated on January 17, 2001, to reflect the change in the Company’s name, filed as an exhibit to the Company’s 2000 Annual Report on Form 10-K, is incorporated by reference herein.
4.1	Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated February 4, 1999, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 4, 1999, is incorporated by reference herein.
4.2	Indenture relating to 9 1/2% Senior Subordinated Notes due 2011, 8 5/8% Senior Subordinated Notes due 2008, and 7 3/4% Senior Subordinated Notes due 2010 between the Company and Sun Trust Bank, Atlanta, dated November 19, 1996 filed as an exhibit to the Company’s Current Report on Form 8-K dated November 19, 1996, is incorporated by reference herein.
4.3	Specimen of 9 1/2% Senior Subordinated Notes due 2011, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2001, is incorporated by reference herein.
4.4	Form of officer’s certificate establishing the terms of the 9 1/2% Senior Subordinated Notes due 2011, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 2, 2001, is incorporated by reference herein.
4.5	Specimen of 8 5/8% Senior Subordinated Notes due 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2001, is incorporated by reference herein.
4.6	Form of officer’s certificate establishing the terms of the 8 5/8% Senior Subordinated Notes due 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2001, is incorporated by reference herein.
4.7	Specimen of 7 3/4% Senior Subordinated Notes due 2010, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 27, 2003, is incorporated by reference herein.

Exhibit No.	Description

4.8	Form of officer’s certificate establishing the terms of the 7 3/4% Senior Subordinated Notes due 2010, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 27, 2003, is incorporated by reference herein.
4.9	Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among the Company, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to the Company’s Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.
4.10	Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to the Company’s Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.
4.11	Second Supplemental Indenture relating to 6 3/8% Senior Notes due 2011 among the Company, the Guarantors and Sun Trust Bank, Atlanta, dated June 30, 2004, filed as an exhibit to the Company’s registration statement No. 333-119228 on Form S-4, is incorporated by reference herein.
4.12	Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.13	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.14	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.15	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.16	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.17	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.18	Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.19	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.20	Second Supplemental Indenture relating to the Company’s Senior Subordinated Notes by and between the Company, the Guarantors named therein, and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006, is incorporated by reference herein.
4.21	Third Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein, the Subsidiary Guarantor named therein and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006, is incorporated by reference herein.
4.22	Fourth Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein and U.S. Bank National Association, dated as of November 9, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.
10.1	KB Home 1986 Stock Option Plan, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10.2	KB Home 1988 Employee Stock Plan, filed as an exhibit to the definitive Joint Proxy Statement for the Company’s 1989 Special Meeting of Shareholders, is incorporated by reference herein.
10.3	Consent Order, Federal Trade Commission Docket No. C-2954, dated February 12, 1979, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10.4	SunAmerica Inc. Executive Deferred Compensation Plan, approved September 25, 1985, filed as an exhibit to SunAmerica Inc.’s 1985 Annual Report on Form 10-K, is incorporated by reference herein.

Exhibit No.	Description

10.5	Directors’ Deferred Compensation Plan established effective July 27, 1989, filed as an exhibit to the Company’s 1989 Annual Report on Form 10-K, is incorporated by reference herein.
10.6	Settlement with Federal Trade Commission of June 27, 1991, filed as an exhibit to the Company’s Current Report on Form 8-K, dated June 28, 1991, is incorporated by reference herein.
10.7	Amendments to the KB Home 1988 Employee Stock Plan dated January 27, 1994, filed as an exhibit to the Company’s 1994 Annual Report on Form 10-K, are incorporated by reference herein.
10.8	KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10.9	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10.10	KB Home Unit Performance Program, filed as an exhibit to the Company’s 1996 Annual Report on Form 10-K, is incorporated by reference herein.
10.11	Kaufman and Broad France Incentive Plan, filed as an exhibit to the Company’s 1997 Annual Report on Form 10-K, is incorporated by reference herein.
10.12	KB Home 1998 Stock Incentive Plan, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.13	KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.14	Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10.15	Amended and Restated Employment Agreement of Bruce Karatz, dated July 11, 2001, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001, is incorporated by reference herein.
10.16	KB Home Nonqualified Deferred Compensation Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.17	KB Home 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.18	KB Home Change in Control Severance Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.19	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10.20	KB Home Retirement Plan, filed as an exhibit to the Company’s 2002 Annual Report on Form 10-K, is incorporated by reference herein.
10.21	Amended and Restated KB Home 1999 Incentive Plan, as amended.
10.22	KB Home Non-Employee Directors Stock Plan, as amended and restated as of July 10, 2003, filed as an exhibit to the Company’s 2003 Annual Report on Form 10-K, is incorporated by reference herein.
10.23	Revolving Loan Agreement, dated as of November 22, 2005, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 22, 2005, is incorporated by reference herein.
10.24	Term Loan Agreement, dated as of April 12, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 19, 2006, is incorporated by reference herein.
10.25	Form of Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10.26	Form of Incentive Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.

Exhibit No.	Description

10.27	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10.28	First Amendment, dated as of October 10, 2006, to the Revolving Loan Agreement dated as of November 22, 2005 among the Company, the lenders party thereto and Bank of America, N.A., filed as an exhibit to the Company’s Current Report on Form 8-K dated October 19, 2006, is incorporated by reference herein.
10.29	First Amendment, dated as of October 10, 2006, to the Term Loan Agreement dated as of April 12, 2006 among the Company, the lenders party thereto and Citicorp North America, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 19, 2006, is incorporated by reference herein.
10.30	Tolling Agreement, dated as of November 12, 2006, by and between the Company and Bruce Karatz, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.
10.31	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan.
10.32	Form of Stock Restriction Agreement under the Company’s 2001 Stock Incentive Plan.
21	Subsidiaries of the Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
William R. Hollinger
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Dated: February 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY T. MEZGER Jeffrey T. Mezger	Director, President and Chief Executive Officer (Principal Executive Officer)	February 12, 2007

/s/ DOMENICO CECERE Domenico Cecere	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2007

/s/ RONALD W. BURKLE Ronald W. Burkle	Director	February 12, 2007

/s/ TIMOTHY W. FINCHEM Timothy W. Finchem	Director	February 12, 2007

/s/ DR. RAY R. IRANI Dr. Ray R. Irani	Director	February 12, 2007

/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 12, 2007

/s/ JAMES A. JOHNSON James A. Johnson	Director	February 12, 2007

/s/ J. TERRENCE LANNI J. Terrence Lanni	Director	February 12, 2007

/s/ MELISSA LORA Melissa Lora	Director	February 12, 2007

/s/ MICHAEL G. MCCAFFERY Michael G. McCaffery	Director	February 12, 2007

/s/ LESLIE MOONVES Leslie Moonves	Director	February 12, 2007

/s/ LUIS G. NOGALES Luis G. Nogales	Director	February 12, 2007

LIST OF EXHIBITS FILED

Sequential
Exhibit		Page
Number	Description	Number

10.21	Amended and Restated KB Home 1999 Incentive Plan, as amended
10.31	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan.
10.32	Form of Stock Restriction Agreement under the Company’s 2001 Stock Incentive Plan.
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002