Form 10-Q
period 2007-02-28
KB HOME
filed 2007-04-09
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2007.
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
Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2007.
Common stock, par value $1.00 per share, 89,327,347 shares outstanding, including 12,334,582 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 25,358,823 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts — Unaudited)

	Three Months Ended February 28,
	2007	2006

Total revenues	$1,767,234	$2,191,650

Construction:
Revenues	$1,763,045	$2,187,324
Construction and land costs	(1,456,036)	(1,618,315)
Selling, general and administrative expenses	(262,950)	(295,669)

Operating income	44,059	273,340

Interest income	4,970	1,180
Interest expense, net of amounts capitalized	—	(4,753)
Minority interests	(15,504)	(11,717)
Equity in pretax income (loss) of unconsolidated joint ventures	(1,032)	5,755

Construction pretax income	32,493	263,805

Financial Services:
Revenues	4,189	4,326
Expenses	(1,340)	(1,747)
Equity in pretax income of unconsolidated joint venture	6,795	1,150

Financial services pretax income	9,644	3,729

Total pretax income	42,137	267,534
Income taxes	(14,600)	(94,200)

Net income	$27,537	$173,334

Basic earnings per share	$.36	$2.14

Diluted earnings per share	$.34	$2.01

Basic average shares outstanding	76,988	81,031

Diluted average shares outstanding	80,593	86,248

Cash dividends per common share	$.25	$.25

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	February 28,	November 30,
	2007	2006
Assets

Construction:
Cash and cash equivalents	$327,924	$639,211
Trade and other receivables	677,671	659,512
Inventories	6,291,090	6,454,763
Investments in unconsolidated joint ventures	430,365	397,731
Deferred income taxes	411,600	393,948
Goodwill	233,772	233,815
Other assets	194,022	191,460

	8,566,444	8,970,440

Financial services	49,495	44,024

Total assets	$8,615,939	$9,014,464

Liabilities and Stockholders’ Equity

Construction:
Accounts payable	$981,283	$1,071,265
Accrued expenses and other liabilities	1,308,778	1,680,014
Mortgages and notes payable	3,167,310	3,125,803

	5,457,371	5,877,082

Financial services	26,952	26,276

Minority interests	199,888	188,358

Common stock	114,686	114,649
Paid-in capital	831,122	825,958
Retained earnings	2,983,764	2,975,465
Accumulated other comprehensive income	62,800	63,197
Grantor stock ownership trust, at cost	(134,035)	(134,150)
Treasury stock, at cost	(926,609)	(922,371)

Total stockholders’ equity	2,931,728	2,922,748

Total liabilities and stockholders’ equity	$8,615,939	$9,014,464

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Three Months Ended February 28,
	2007	2006
Cash flows from operating activities:
Net income	$27,537	$173,334
Adjustments to reconcile net income to net cash used by operating activities:
Equity in pretax income of unconsolidated joint ventures	(5,763)	(6,905)
Distributions of earnings from unconsolidated joint ventures	10,503	3,287
Minority interests	15,504	11,717
Amortization of discounts and issuance costs	1,560	796
Depreciation and amortization	5,296	4,683
Provision for deferred income taxes	(17,652)	8,874
Excess tax benefit associated with exercise of stock options	56	(4,598)
Stock-based compensation expense	1,847	4,828
Inventory impairments and land option cost write-offs	8,697	8,005
Change in assets and liabilities:
Receivables	(16,018)	13,493
Inventories	141,420	(730,990)
Accounts payable, accrued expenses and other liabilities	(289,078)	54,002
Other, net	(4,391)	(8,772)

Net cash used by operating activities	(120,482)	(468,246)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(33,874)	(70,504)
Payments received on first mortgages and mortgage-backed securities	—	15
Purchases of property and equipment, net	(3,858)	(4,791)

Net cash used by investing activities	(37,732)	(75,280)

Cash flows from financing activities:
Net proceeds from credit agreements and other short-term borrowings	45,897	644,116
Payments on mortgages, land contracts and other loans	(162,556)	(28,175)
Issuance of common stock under employee stock plans	2,362	49,424
Payments to minority interests	(3,974)	(5,713)
Excess tax benefit associated with exercise of stock options	(56)	4,598
Payments of cash dividends	(19,238)	(20,003)
Repurchases of common stock	(4,238)	(165,443)

Net cash provided (used) by financing activities	(141,803)	478,804

Net decrease in cash and cash equivalents	(300,017)	(64,722)
Cash and cash equivalents at beginning of period	654,628	153,990

Cash and cash equivalents at end of period	$354,611	$89,268

Summary of cash and cash equivalents:
Construction	$327,924	$71,224
Financial services	26,687	18,044

Total cash and cash equivalents	$354,611	$89,268

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$54,430	$43,557
Income taxes paid	11,259	11,451

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$157,964	$34,590
Increase (decrease) in consolidated inventories not owned	(171,520)	67,927

See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of February 28, 2007, the results of its consolidated operations for the three months ended February 28, 2007 and 2006, and its consolidated cash flows for the three months ended February 28, 2007 and 2006. The results of operations for the three months ended February 28, 2007 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2006 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2006, which are contained in the Company’s 2006 Annual Report on Form 10-K.
     Earnings per share
Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period including all potentially dilutive shares issuable under outstanding stock options.
The following table presents a reconciliation of average shares outstanding (in thousands):

	Three Months Ended February 28,
	2007	2006
Basic average shares outstanding	76,988	81,031
Net effect of stock options assumed to be exercised	3,605	5,217

Diluted average shares outstanding	80,593	86,248

      Comprehensive income
The following table presents the components of comprehensive income (in thousands):

	Three Months Ended February 28,
	2007	2006
Net income	$27,537	$173,334
Foreign currency translation adjustment	(397)	3,087

Comprehensive income	$27,140	$176,421

The accumulated balances of other comprehensive income in the balance sheets as of February 28, 2007 and November 30, 2006 are comprised solely of cumulative foreign currency translation adjustments of $62.8 million and $63.2 million, respectively.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies (continued)
Reclassifications and Restatement
Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the 2007 presentation. Also, prior period amounts have been restated, as described in the Company’s 2006 Annual Report on Form 10-K.
2. Stock-Based Compensation
Effective December 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended February 28, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value for each option was estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock option grants during the three months ended February 28, 2007.
The following table summarizes the stock options outstanding as of February 28, 2007 as well as activity during the three months then ended:

		Weighted Average
	Options	Exercise Price
Options outstanding at beginning of period	8,354,276	$28.71
Granted	—	—
Exercised	(37,566)	35.94
Cancelled	(123,169)	27.90

Options outstanding at end of period	8,193,541	$29.98

Options exercisable at end of period	7,360,476	$27.60

As of February 28, 2007, the weighted average remaining contractual life of both options outstanding and options exercisable was 10.8 years. There was $5.8 million of total unrecognized compensation cost related to unvested stock option awards as of February 28, 2007. For the three months ended February 28, 2007 and 2006, stock-based compensation expense totaled $1.8 million and $4.8 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable was $185.3 million and $180.6 million, respectively, as of February 28, 2007. (The intrinsic value of a stock option is the amount by which the market value of a share of the Company’s common stock exceeds the exercise price of the option.) The intrinsic value of stock options exercised during the three months ended February 28, 2007 was $.6 million.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Financial Services
Financial information related to the Company’s financial services segment is as follows (in thousands):

	Three Months Ended February 28,
	2007	2006
Revenues:
Interest income	$43	$55
Title services	1,417	1,261
Insurance commissions	2,197	2,273
Escrow coordination fees	532	737

Total revenues	4,189	4,326

Expenses:
Interest	—	(15)
General and administrative	(1,340)	(1,732)

	2,849	2,579
Equity in pretax income of unconsolidated joint venture	6,795	1,150

Pretax income	$9,644	$3,729

	February 28,	November 30,
	2007	2006
Assets
Cash and cash equivalents	$26,687	$15,417
First mortgages held under commitments of sale and other	770	2,911
Investment in unconsolidated joint venture	21,796	25,296
Other assets	242	400

Total assets	$49,495	$44,024

Liabilities
Accounts payable and accrued expenses	$26,952	$26,276

Total liabilities	$26,952	$26,276

4. Inventories
Inventories consist of the following (in thousands):

	February 28,	November 30,
	2007	2006
Homes, lots and improvements in production	$4,433,209	$4,302,648
Land under development	1,857,881	2,152,115

Total inventories	$6,291,090	$6,454,763

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Inventories (continued)
The Company’s interest costs are as follows (in thousands):

	Three Months Ended February 28,
	2007	2006
Capitalized interest, beginning of period	$326,250	$228,163
Interest incurred	58,454	51,566
Interest expensed	—	(4,753)
Interest amortized	(27,189)	(23,413)

Capitalized interest, end of period	$357,515	$251,563

5. Consolidation of Variable Interest Entities
In the ordinary course of its business, the Company enters into land option contracts in order to procure land for the construction of homes. Under such land option contracts, the Company will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46(R)”), certain of the Company’s land option contracts may create a variable interest for the Company, with the land seller being identified as a variable interest entity (“VIE”).
In compliance with FASB Interpretation No. 46(R), the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $43.9 million to inventory and other liabilities in the Company’s consolidated balance sheet at February 28, 2007. The Company’s cash deposits related to these land option contracts totaled $6.6 million at February 28, 2007. Creditors, if any, of these VIEs have no recourse against the Company. As of February 28, 2007, excluding consolidated VIEs, the Company had cash deposits totaling $88.6 million, which were associated with land option contracts having an aggregate purchase price of $2.03 billion.
6. Goodwill
The changes in the carrying amount of goodwill for the three months ended February 28, 2007, are as follows (in thousands):

2007
Balance, beginning of period	$233,815
Goodwill acquired	—
Foreign currency translation	(43)

Balance, end of period	$233,772

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
The changes in the Company’s warranty liability are as follows (in thousands):

	Three Months Ended February 28,
	2007	2006
Balance, beginning of period	$152,467	$131,875
Warranties issued	12,904	17,171
Payments and adjustments	(14,544)	(14,331)

Balance, end of period	$150,827	$134,715

In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales and commercial construction activities that may be affected by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Based on historical evidence, the Company does not believe any of these representations, warranties or guarantees would result in a material effect on its consolidated financial position or results of operations.
The Company is often required to obtain bonds and letters of credit in support of its obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water, among other things. At February 28, 2007, the Company had outstanding approximately $1.20 billion and $344.8 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.
Borrowings outstanding and letters of credit issued under the Company’s $1.50 billion unsecured revolving credit facility (the “$1.5 Billion Credit Facility”) are guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”).
The Company conducts a portion of its land acquisition, development and other residential and commercial activities through unconsolidated joint ventures. These unconsolidated joint ventures had total assets of $2.73 billion and outstanding secured construction debt of approximately $1.53 billion at February 28, 2007. In certain instances, the Company or its subsidiaries provides varying levels of guarantees on the debt of unconsolidated joint ventures. When the Company or its subsidiaries provide a guarantee, an unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At February 28, 2007, the Company had payment guarantees related to the third-party debt of three of its unconsolidated joint ventures. One of the unconsolidated joint ventures had third-party debt of $503.1 million at February 28, 2007, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or approximately $244.0 million. The remaining two unconsolidated joint ventures had total third-party debt of $15.2 million at February 28, 2007, of which each of the joint venture partners guaranteed its pro rata share. The Company’s total share of these guarantees was 50% or $7.6 million. The Company’s pro rata share of limited maintenance

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Commitments and Contingencies (continued)
guarantees of unconsolidated entity debt totaled $149.5 million at February 28, 2007. The limited maintenance guarantees apply only if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture and increase the Company’s share of any funds such unconsolidated joint venture distributes.
8. Legal Matters
     Derivative Litigation
On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans. Defendants have not yet responded to the complaints. The Company and the parties agreed to a stipulation and proposed order that was submitted to the court on January 5, 2007, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, the Company’s former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect, and that the order would be effective upon entry by the court and expire on March 31, 2007, unless otherwise agreed in writing. The court entered the order on January 22, 2007, and the parties subsequently did agree to extend the order, which now expires on April 9, 2007. In connection with the entry of this order, the plaintiffs agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007. The parties may extend the agreement that options will not be exercised by the Company’s former Chairman and Chief Executive Officer beyond the current April 9, 2007 expiration date.
On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On January 9, 2007, plaintiffs filed a consolidated complaint. All defendants filed motions to dismiss the complaint on April 2, 2007. Pursuant to a stipulated order, plaintiffs have until May 17, 2007 to oppose the motions to dismiss, and defendants’ reply memoranda in support of the motions to dismiss are due on June 18, 2007. Discovery has not commenced.
     Government Investigations
In August 2006, the Company announced that it had received an informal inquiry from the SEC relating to its stock option grant practices. In January 2007, the Company was informed that the SEC is now conducting a formal investigation of this matter. The Department of Justice (“DOJ”) is also looking into these practices but has informed the Company that it is not a target of this investigation. The Company has cooperated with these government agencies and intends to continue to do so.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8. Legal Matters (continued)
     ERISA Litigation
A complaint dated March 14, 2007 in an action brought under Section 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., was filed in the United States District Court for the Central District of California. The action is brought against the Company, its directors, and certain of its current and former officers. Plaintiffs allege that they are bringing the action on behalf of all participants in the Company’s 401(k) Savings Plan (the “401(k) Plan”). Plaintiffs allege that the defendants breached their fiduciary duties to members of the 401(k) Plan by virtue of issuing backdated option grants and by failing to disclose this information to the 401(k) Plan participants. Plaintiffs claim that this conduct unjustly enriched certain defendants to the detriment of the 401(k) Plan and its participants, and caused the 401(k) Plan to invest in the Company’s securities at allegedly artificially inflated prices. The action purports to assert three causes of action for various alleged breaches of fiduciary duty. The Company has agreed to accept service of the complaint.
     Storm Water Matter
In January 2003, the Company received a request for information from the Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. Several other public homebuilders have received similar requests. The request sought information about storm water pollution control program implementation at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the DOJ tentatively asserted that certain regulatory requirements applicable to storm water discharges had been violated on certain occasions at certain of the Company’s construction sites, and civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect the Company to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. The Company has defenses to the claims that have been asserted and is exploring methods of resolving the matter. The Company believes that the costs associated with the claims are not likely to be material to its consolidated financial position or results of operations
9. Stockholders’ Equity
The Company’s board of directors authorized a share repurchase program on December 8, 2005 under which the Company may repurchase up to 10 million shares of its common stock. Acquisitions under the share repurchase program may be made in open market or private transactions and will be made strategically from time to time at management’s discretion based on its assessment of market conditions and buying opportunities. The Company did not repurchase any equity securities under its share repurchase program during the first quarter of 2007. At February 28, 2007, the Company was authorized to repurchase four million shares under the December 8, 2005 Board authorization. The Company acquired $4.2 million of common stock in the first quarter of 2007 in connection with the satisfaction of employee withholding taxes on vested restricted stock.
10. Segment Information
As of February 28, 2007, the Company has identified six reporting segments, comprised of five construction reporting segments and one financial services segment, within its consolidated operations in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s construction reporting segments are: West Coast, Southwest, Central, Southeast and France. The domestic reporting segments have construction operations in the following U.S. states:

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Segment Information (continued)
West Coast: California
Southwest: Arizona, Nevada and New Mexico
Central: Colorado, Illinois, Indiana, Louisiana and Texas
Southeast: Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia
The Company’s construction operating segments are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to first-time, move-up and active adult buyers. Through a publicly traded subsidiary, the Company builds single-family homes, commercial projects and high-density residential properties, such as condominium complexes, in France.
Prior to the fourth quarter of 2006, the Company’s construction operations had been aggregated into a single reporting segment. In the fourth quarter of 2006, the Company reassessed the aggregation of its operating segments and, as a result, revised its reporting segments to include five separate construction segments and one financial services segment. Consequently, the Company has restated the prior year reportable segment information presented herein to conform to the current year presentation.
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
The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Three Months Ended February 28,
	2007	2006
Revenues:
West Coast	$421,004	$703,441
Southwest	339,318	499,003
Central	232,534	288,889
Southeast	391,793	386,612
France	378,396	309,379

Total construction revenues	1,763,045	2,187,324
Financial services	4,189	4,326

Total revenues	$1,767,234	$2,191,650

Pretax income:
West Coast	$16,235	$133,659
Southwest	31,120	123,893
Central	(14,782)	(3,845)
Southeast	8,353	40,559
France	22,554	16,032
Corporate and other (a)	(30,987)	(46,493)

Total construction pretax income	32,493	263,805
Financial services	9,644	3,729

Total pretax income	$42,137	$267,534

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Segment Information (continued)

	Three Months Ended February 28,
	2007	2006

Construction interest cost:
West Coast	$1,986	$3,178
Southwest	9,453	8,793
Central	5,072	6,370
Southeast	5,400	4,336
France	5,742	5,489
Corporate and other	(464)	—

Total construction interest cost (b)	$27,189	$28,166

Financial services interest income, net	$43	$40

(a)	Corporate and other includes corporate general and administrative expenses.

(b)	Construction interest cost for the three months ended February 28, 2007 and 2006 includes $27.2 million and $23.4 million, respectively, of interest amortized in construction and land costs. Construction interest cost for the three months ended February 28, 2006 also includes interest expense of $4.8 million.

	Three Months Ended February 28,
	2007	2006
Equity in pretax income (loss) of unconsolidated joint ventures:
West Coast	$(1,088)	$1,628
Southwest	62	17
Central	(429)	49
Southeast	(274)	(174)
France	1,173	4,213
Corporate and other	(476)	22

Total construction equity in pretax income (loss) of unconsolidated joint ventures	$(1,032)	$5,755

Financial services	$6,795	$1,150

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Segment Information (continued)

	February 28, 2007	November 30, 2006

Assets:
West Coast	$2,725,572	$2,851,364
Southwest	1,195,226	1,306,219
Central	787,809	853,873
Southeast	1,405,669	1,466,198
France	1,503,407	1,387,707
Corporate and other	948,761	1,105,079

Total construction assets	8,566,444	8,970,440
Financial services	49,495	44,024

Total assets	$8,615,939	$9,014,464

Investment in unconsolidated joint ventures:
West Coast	$56,033	$48,013
Southwest	182,574	174,168
Central	13,915	14,344
Southeast	151,012	144,717
France	17,838	16,489
Corporate and other	8,993	—

Total construction investment in unconsolidated joint ventures	$430,365	$397,731

Financial services	$21,796	$25,296

11. Supplemental Guarantor Information
The Company’s obligation to pay principal, premium, if any, and interest under certain debt instruments are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by the Company. The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented. The Condensed Consolidating Income Statement and Condensed Consolidating Statement of Cash Flows for the three months ended February 28, 2006 have been restated, as described in the 2006 Annual Report on Form 10-K.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Supplemental Guarantor Information (continued)
Condensed Consolidating Income Statements
Three Months Ended February 28, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,024,013	$743,221	$—	$1,767,234

Construction:
Revenues	$—	$1,024,013	$739,032	$—	$1,763,045
Construction and land costs	—	(853,746)	(602,290)	—	(1,456,036)
Selling, general and administrative expenses	(29,967)	(126,129)	(106,854)	—	(262,950)

Operating income (loss)	(29,967)	44,138	29,888	—	44,059
Interest expense, net of amounts capitalized	45,875	(29,343)	(16,532)	—	—
Minority interests	(11,168)	(35)	(4,301)	—	(15,504)
Other	3,201	126	611	—	3,938

Construction pretax income	7,941	14,886	9,666	—	32,493

Financial services pretax income	—	—	9,644	—	9,644

Total pretax income	7,941	14,886	19,310	—	42,137
Income taxes	(2,800)	(5,200)	(6,600)	—	(14,600)
Equity in earnings of subsidiaries	22,396	—	—	(22,396)	—

Net income	$27,537	$9,686	$12,710	$(22,396)	$27,537

  Three Months Ended February 28, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,485,182	$706,468	$—	$2,191,650

Construction:
Revenues	$—	$1,485,182	$702,142	$—	$2,187,324
Construction and land costs	—	(1,078,990)	(539,325)	—	(1,618,315)
Selling, general and administrative expenses	(40,088)	(142,300)	(113,281)	—	(295,669)

Operating income (loss)	(40,088)	263,892	49,536	—	273,340
Interest expense, net of amounts capitalized	53,111	(39,421)	(18,443)	—	(4,753)
Minority interests	(7,818)	(16)	(3,883)	—	(11,717)
Other expense	24	2,597	4,314	—	6,935

Construction pretax income	5,229	227,052	31,524	—	263,805

Financial services pretax income	—	—	3,729	—	3,729

Total pretax income	5,229	227,052	35,253	—	267,534
Income taxes	(2,400)	(79,500)	(12,300)	—	(94,200)
Equity in earnings of subsidiaries	170,505	—	—	(170,505)	—

Net income	$173,334	$147,552	$22,953	$(170,505)	$173,334

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Supplemental Guarantor Information (continued)
Condensed Consolidating Balance Sheets
February 28, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$262,532	$(32,859)	$98,251	$—	$327,924
Trade and other receivables	6,205	171,899	499,567	—	677,671
Inventories	—	4,440,807	1,850,283	—	6,291,090
Other assets	636,986	252,754	380,019	—	1,269,759

	905,723	4,832,601	2,828,120	—	8,566,444

Financial services	—	—	49,495	—	49,495
Investment in subsidiaries	418,967	—	—	(418,967)	—

Total assets	$1,324,690	$4,832,601	$2,877,615	$(418,967)	$8,615,939

Liabilities and Stockholders’ Equity
Construction:
Accounts payable, accrued expenses and other liabilities	$249,875	$997,450	$1,042,736	$—	$2,290,061
Mortgages and notes payable	2,791,564	84,083	291,663	—	3,167,310

	3,041,439	1,081,533	1,334,399	—	5,457,371

Financial services	—	—	26,952	—	26,952
Minority interests	167,834	90	31,964	—	199,888
Intercompany	(4,816,311)	3,741,731	1,074,580	—	—
Stockholders’ equity	2,931,728	9,247	409,720	(418,967)	2,931,728

Total liabilities and stockholders’ equity	$1,324,690	$4,832,601	$2,877,615	$(418,967)	$8,615,939

  November 30, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$438,628	$46,233	$154,350	$—	$639,211
Trade and other receivables	5,306	192,815	461,391	—	659,512
Inventories	—	4,589,308	1,865,455	—	6,454,763
Other assets	634,704	237,248	345,002	—	1,216,954

	1,078,638	5,065,604	2,826,198	—	8,970,440

Financial services	—	—	44,024	—	44,024
Investment in subsidiaries	400,691	—	—	(400,691)	—

Total assets	$1,479,329	$5,065,604	$2,870,222	$(400,691)	$9,014,464

Liabilities and Stockholders’ Equity
Construction:
Accounts payable, accrued expenses and other liabilities	$323,505	$1,341,283	$1,086,491	$—	$2,751,279
Mortgages and notes payable	2,791,213	102,567	232,023	—	3,125,803

	3,114,718	1,443,850	1,318,514	—	5,877,082

Financial services	—	—	26,276	—	26,276
Minority interests	156,667	4,463	27,228	—	188,358
Intercompany	(4,714,804)	3,617,291	1,097,513	—	—
Stockholders’ equity	2,922,748	—	400,691	(400,691)	2,922,748

Total liabilities and stockholders’ equity	$1,479,329	$5,065,604	$2,870,222	$(400,691)	$9,014,464

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Supplemental Guarantor Information (continued)
Condensed Consolidating Statements of Cash Flows
Three Months Ended February 28, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$27,537	$9,686	$12,710	$(22,396)	$27,537
Inventory impairments and land option cost write-offs	—	4,665	4,032	—	8,697
Adjustments to reconcile net income to net cash provided (used) by operating activities	(60,646)	(170,846)	74,776	—	(156,716)

Net cash provided (used) by operating activities	(33,109)	(156,495)	91,518	(22,396)	(120,482)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(17,589)	(16,285)	—	(33,874)
Other, net	1,317	(1,973)	(3,202)	—	(3,858)

Net cash provided (used) by investing activities	1,317	(19,562)	(19,487)	—	(37,732)

Cash flows from financing activities:
Net proceeds from credit agreements and other short-term borrowings	—	—	45,897	—	45,897
Other, net	(21,174)	(27,031)	(139,495)	—	(187,700)
Intercompany	(129,184)	123,996	(17,208)	22,396	—

Net cash provided (used) by financing activities	(150,358)	96,965	(110,806)	22,396	(141,803)

Net decrease in cash and cash equivalents	(182,150)	(79,092)	(38,775)	—	(300,017)

Cash and cash equivalents at beginning of period	438,628	46,233	169,767	—	654,628

Cash and cash equivalents at end of period	$256,478	$(32,859)	$130,992	$—	$354,611

Three Months Ended February 28, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$173,334	$147,552	$22,953	$(170,505)	$173,334
Adjustments to reconcile net income to net cash provided (used) by operating activities	(14,987)	(293,060)	(333,533)	—	(641,580)

Net cash provided (used) by operating activities	158,347	(145,508)	(310,580)	(170,505)	(468,246)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(4,985)	(43,378)	(22,141)	—	(70,504)
Other, net	(1,737)	(1,496)	(1,543)	—	(4,776)

Net cash used by investing activities	(6,722)	(44,874)	(23,684)	—	(75,280)

Cash flows from financing activities
Net proceeds from (payments on) credit agreements and other short-term borrowings	646,200	—	(2,084)	—	644,116
Repurchases of common stock	(165,443)	—	—	—	(165,443)
Other, net	12,915	(8,696)	(4,088)	—	131
Intercompany	(667,680)	185,556	311,619	170,505	—

Net cash provided (used) by financing activities	(174,008)	176,860	305,447	170,505	478,804

Net decrease in cash and cash equivalents	(22,383)	(13,522)	(28,817)	—	(64,722)

Cash and cash equivalents at beginning of period	52,851	1,288	99,851	—	153,990

Cash and cash equivalents at end of period	$30,468	$(12,234)	$71,034	$—	$89,268

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     OVERVIEW
Revenues are generated from (a) our construction operations in the United States and France and (b) our domestic financial services operations. The following table presents a summary of our results for the three months ended February 28, 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended February 28,
	2007	2006
Revenues:
Construction	$1,763,045	$2,187,324
Financial services	4,189	4,326

Total	$1,767,234	$2,191,650

Pretax income:
Construction	$32,493	$263,805
Financial services	9,644	3,729

Total pretax income	42,137	267,534
Income taxes	(14,600)	(94,200)

Net income	$27,537	$173,334

Diluted earnings per share	$.34	$2.01

Market conditions remained challenging for the homebuilding industry and our business during the first quarter of 2007. Imbalances in the supply and demand of housing that had developed in 2006, resulting in an excess supply of unsold homes, continued into the new year. As the market deteriorated in 2006, we experienced declining net new orders and increasing home purchase cancellations. As a result, we entered the first quarter of 2007 with a unit backlog 32% below the year-earlier level and subsequently delivered fewer homes and generated lower revenues than in the first quarter of 2006. In addition, profit margins on our first quarter 2007 unit deliveries decreased due to a highly competitive operating environment that exerted significant pricing pressure on homebuilders and other sellers of new and existing homes. These conditions also reduced our first quarter average selling price compared with that of the prior year’s first quarter. We expect housing markets to remain challenging for at least the remainder of 2007, significantly reducing our quarterly and full-year revenues and earnings compared to 2006 results.
Our total revenues of $1.77 billion for the three months ended February 28, 2007 decreased 19% from $2.19 billion for the three months ended February 28, 2006. The $424.4 million decrease in total revenues was due to a decline in housing revenues resulting from fewer unit deliveries and a lower average selling price. Our 6,655 unit deliveries in the first quarter of 2007 were down 16% from the 7,905 homes delivered in the year-earlier quarter. The overall average selling price of our homes decreased 5% to $261,400 in the first quarter of 2007 from $276,200 in the corresponding period of 2006. We use the terms “home” and “unit” to refer to a single-family residence, whether it is a single-family home or other type of residential property. Revenues from our financial services segment totaled $4.2 million in the first quarter of 2007, relatively flat compared to the first quarter of 2006.
Net income for the first three months of 2007 decreased 84%, to $27.5 million from $173.3 million in the corresponding period of 2006, primarily due to the decrease in unit deliveries and a lower operating income margin in our construction operations. Our diluted earnings per share for the quarter ended February 28, 2007 fell 83%, to $.34, from $2.01 for the year-earlier quarter.

Our backlog at February 28, 2007 was comprised of 18,406 units, representing future housing revenues of approximately $4.78 billion. These backlog levels decreased 31% and 34%, respectively, from the record high first quarter backlog of 26,536 units, representing approximately $7.24 billion in future revenues, at February 28, 2006. These year-over-year decreases in backlog units and value were largely unchanged from the year-over-year decreases at year-end 2006. Company-wide first quarter net orders decreased 12% to 7,677 in 2007 from 8,719 in 2006 with most of the decline occurring in our Southwest and Central segments. First quarter net orders in our West Coast and France segments increased year-over-year while net orders were essentially flat in the Southeast segment. Our cancellation rate improved to a more historically normal rate of 31% in the first quarter of 2007 compared to a rate of 53% in the third quarter of 2006 and a rate of 48% in the fourth quarter of 2006. Our cancellation rate in the first quarter of 2006 was 32%.
     CONSTRUCTION
We have grouped our construction activities into five reporting segments, which we refer to as West Coast, Southwest, Central, Southeast and France. As of February 28, 2007 and 2006, our domestic construction reporting segments consisted of operations located in the following states: West Coast: California; Southwest: Arizona, Nevada and New Mexico; Central: Colorado, Illinois, Indiana, Louisiana and Texas; and Southeast: Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia.
The following table presents a summary of selected financial and operational data for our construction operations (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2007	2006
Revenues:
Housing	$1,739,891	$2,183,144
Commercial	3,438	—
Land	19,716	4,180

Total	1,763,045	2,187,324

Costs and expenses:
Construction and land costs Housing	1,432,016	1,615,061
Commercial	3,290	—
Land	20,730	3,254

Subtotal	1,456,036	1,618,315
Selling, general and administrative expenses	262,950	295,669

Total	1,718,986	1,913,984

Operating income	$44,059	$273,340

Unit deliveries	6,655	7,905
Average selling price	$261,400	$276,200
Housing gross margin	17.7%	26.0%
Selling, general and administrative expenses as a percent of housing revenues	15.1%	13.5%
Operating income as a percent of construction revenues	2.5%	12.5%
The following table presents residential information in terms of unit deliveries to home buyers and net orders taken by reporting segment for the three-month periods ended February 28, 2007 and 2006, together with backlog data in terms of units and value by reporting segment as of February 28, 2007 and 2006.

							Backlog — Value
	Deliveries		Net Orders		Backlog — Units		In Thousands
Region	2007	2006	2007	2006	2007	2006	2007	2006
West Coast	895	1,446	1,467	1,399	2,187	4,207	$1,054,825	$2,059,191
Southwest	1,185	1,552	1,108	1,492	2,453	5,368	640,856	1,690,266
Central	1,427	1,835	1,333	2,295	2,961	5,405	494,429	841,504
Southeast	1,629	1,610	1,836	1,854	3,582	5,857	846,070	1,455,301
France	1,519	1,462	1,933	1,679	7,223	5,699	1,740,743	1,196,790

Total	6,655	7,905	7,677	8,719	18,406	26,536	$4,776,923	$7,243,052

Unconsolidated joint ventures	84	76	114	209	318	520	$78,679	$119,600

Revenues. Construction revenues decreased by $424.3 million, or 19%, to $1.76 billion in the first three months of 2007 from $2.19 billion in the corresponding period of 2006 due to a decline in housing revenues. Housing revenues for the quarter ended February 28, 2007 totaled $1.74 billion, decreasing $443.3 million, or 20%, from $2.18 billion in the year-earlier period. This decrease resulted from a 16% decline in unit deliveries and a 5% decline in our average selling price. Company-wide, our unit deliveries decreased to 6,655 in the first quarter of 2007 from 7,905 in the first quarter of 2006, primarily due to lower unit deliveries in our West Coast, Southwest and Central segments, partially offset by small increases in our Southeast and France segments. Our first quarter average selling price decreased to $261,400 in 2007 from $276,200 in 2006. Housing revenues from our U.S. operations fell 27% to $1.37 billion on 5,136 unit deliveries in the first quarter of 2007 from $1.88 billion on 6,443 units in the first quarter of 2006. Housing operations in France generated $366.6 million of revenues in the first three months of 2007, up 19% from $307.1 million in the year-earlier period. Our commercial business in France generated $3.4 million in revenues in the first quarter of 2007 and no revenues in the first quarter of 2006.
Our revenues from land sales totaled $19.7 million in the first three months of 2007 and $4.2 million in the first three months of 2006. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in the markets we serve and prevailing market conditions. Land sale revenues were more significant in the first quarter of 2007 compared to the year-earlier quarter as we sold land in light of current market conditions and our future sales expectations.
Operating Income. Operating income decreased $229.3 million, or 84%, to $44.1 million in the first three months of 2007 from $273.3 million in the first three months of 2006 mainly due to the decline in housing revenues and a lower operating margin. As a percentage of construction revenues, operating income fell to 2.5% in the first quarter of 2007 from 12.5% in the first quarter of 2006 due to a decrease in our housing gross margin. Gross profits decreased 46%, to $307.0 million in the first quarter of 2007, from $569.0 million in the year-earlier quarter. Gross profits as a percentage of construction revenues decreased mainly due to a decline in our housing gross margin, which fell 8.3 percentage points to 17.7% in the first three months of 2007 from 26.0% for the same period of 2006. Our housing gross margin decreased in 2007 due to the lower average selling price, and increased use of price concessions and sales incentives to meet competitive conditions. Commercial operations in France generated profits of $.1 million during the three months ended February 28, 2007 and no profits during the three months ended February 28, 2006. Company-wide land sales generated losses of $1.0 million and profits of $.9 million in the first quarters of 2007 and 2006, respectively.
Selling, general and administrative expenses decreased to $263.0 million in the three months ended February 28, 2007 from $295.7 million in the corresponding 2006 period. However, as a percentage of housing revenues, selling, general and administrative expenses increased to 15.1% in the first quarter of 2007 from 13.5% in the year-earlier period mainly due to higher marketing and advertising costs, in addition to increased sales allowances and commissions to remain competitive in what continues to be a challenging housing market, and lower overall housing revenues. In addition, selling, general and administrative expenses in the first quarter of 2007 included $7.1 million of expense for payments made to employees in connection with the increase in the exercise price of certain annual stock option grants as a result of an independent review in 2006 by a subcommittee of the Audit and Compliance Committee of the board of directors of our stock option grant practices and after considering the application of Section 409A of the Internal Revenue Code.
Interest Income. Interest income totaled $5.0 million in the first three months of 2007 and $1.2 million in the first three months of 2006. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.
Interest Expense. During the first three months of 2007, all of our interest was capitalized and, consequently, we had no interest expense (net of amounts capitalized) during the period. Interest expense (net of amounts capitalized) totaled $4.8 million in the first quarter of 2006. Gross interest incurred during the three months ended February 28, 2007 increased $6.9 million, to $58.5 million, from $51.6 million incurred in the year-earlier period due to a higher debt level in 2007. The percentage of interest capitalized in the first quarter of 2007 increased from 91% in the first quarter of 2006 due to an increase in inventory qualifying for interest capitalization compared to 2006.
Minority Interests. Minority interests totaled $15.5 million in the first quarter of 2007 and $11.7 million in the first quarter of 2006. Minority interests for the three-month periods ended February 28, 2007 and 2006 were comprised of the minority ownership portion of income from consolidated subsidiaries and joint ventures related to residential and commercial activities. The increase in minority interests in the first quarter of 2007 primarily related to higher earnings from our publicly traded French subsidiary. We maintain a controlling interest in our French subsidiary and therefore consolidate its operations in our financial statements. As of February 28, 2007 and 2006, we maintained a 49% equity interest in our French subsidiary and 68% of the voting rights associated with its stock.
Equity in Pretax Income (Loss) of Unconsolidated Joint Ventures. Our equity in pretax loss of unconsolidated joint ventures totaled $1.0 million in the first quarter of 2007 compared to equity in pretax income of unconsolidated joint ventures of $5.8 million the first quarter of 2006. Our unconsolidated joint ventures recorded combined revenues of $17.0 million in the first three months of 2007 compared to $107.8 million in the corresponding period of 2006. The unconsolidated joint venture revenues in the first three months of 2007 and 2006 were generated from both residential and commercial activities. Residential activities performed by our unconsolidated joint ventures generally include buying, developing and selling land. In some cases, our residential unconsolidated joint ventures also construct and deliver homes. Residential unit deliveries from unconsolidated joint ventures totaled 84 in the first quarter of 2007 and 76 in the first quarter of 2006. Commercial activities performed by our unconsolidated joint ventures generally include the development of commercial office buildings. Unconsolidated joint ventures generated a combined pretax loss of $3.8 million in the first quarter of 2007 and combined pretax income of $13.5 million in the corresponding period of 2006.
     CONSTRUCTION SEGMENTS
The following table sets forth financial information related to our construction reporting segments for the periods indicated (in thousands):

	Three Months Ended February 28,
	2007	2006
West Coast:
Revenues	$421,004	$703,441
Operating costs and expenses	(411,968)	(577,348)
Other, net	7,199	7,566

Pretax income	$16,235	$133,659

Southwest:
Revenues	$339,318	$499,003
Operating costs and expenses	(306,474)	(373,868)
Other, net	(1,724)	(1,242)

Pretax income	$31,120	$123,893

	Three Months Ended February 28,
	2007	2006
Central:
Revenues	$232,534	$288,889
Operating costs and expenses	(245,730)	(290,310)
Other, net	(1,586)	(2,424)

Pretax loss	$(14,782)	$(3,845)

Southeast:
Revenues	$391,793	$386,612
Operating costs and expenses	(383,116)	(344,764)
Other, net	(324)	(1,289)

Pretax income	$8,353	$40,559

France:
Revenues	$378,396	$309,379
Operating costs and expenses	(337,522)	(281,176)
Other, net	(18,320)	(12,171)

Pretax income	$22,554	$16,032

West Coast — In the first quarter of 2007, West Coast housing revenues decreased 40% to $421.0 million from $703.4 million in the year-earlier quarter due to a 38% decrease in unit deliveries and a 3% decrease in the average selling price. Unit deliveries decreased to 895 from 1,446 in the year-earlier quarter while the average selling price decreased to $470,400 from $486,500 in the year-earlier quarter. Pretax income from our West Coast segment fell 88% to $16.2 million in the first three months of 2007 from $133.7 million in the year-earlier period. As a percentage of total West Coast revenues, the segment’s pretax income decreased to 3.9% in the first quarter of 2007 from 19.0% in the first quarter of 2006. This decrease primarily reflected a lower housing gross margin resulting from the increased use of price concessions and sales incentives in response to highly competitive market conditions within this segment. Further contributing to the decrease in 2007 were increases in marketing expenses and sales allowances also resulting from the competitive conditions.
Southwest — Housing revenues from our Southwest operations declined 33% to $333.9 million in the first quarter of 2007 from $499.0 million in the first quarter of 2006, reflecting decreases of 24% and 12% in this segment’s unit deliveries and average selling price, respectively. Unit deliveries fell to 1,185 from 1,552 in the year-earlier quarter and the average selling price decreased to $281,700 from $321,500 in the year-earlier quarter. Pretax income decreased to $31.1 million in the first three months of 2007 from $123.9 million in the year-earlier period. As a percentage of total Southwest revenues, the segment’s pretax income decreased to 9.2% in the first quarter of 2007 from 24.8% in the first quarter of 2006. This decrease was mainly due to a lower housing gross margin stemming from difficult market conditions, greater competition, and the increased use of price concessions and sales incentives. The segment’s marketing expenses and sales allowances as a percentage of housing revenues also increased in response to the competitive environment.
Central — Central housing revenues decreased 20% to $230.3 million in the first quarter of 2007 from $288.9 million in the first quarter of 2006 due to a 22% decrease in unit deliveries, partially offset by a 3% increase in the average selling price. Unit deliveries decreased to 1,427 units in the first three months of 2007 from 1,835 units in the year-earlier period, while the average selling price increased to $161,400 from $157,400. The pretax loss from the Central segment increased to $14.8 million in the first three months of 2007 from $3.9 million in the year-earlier period due to a decrease in the housing gross margin, reflecting competitive pressures in the market, and an increase in selling, general and administrative expenses as a percentage of housing revenues.
Southeast — In the first quarter of 2007, housing revenues in our Southeast segment rose to $388.0 million from $384.7 million in the corresponding period of 2006, as unit deliveries increased slightly to 1,629 units from 1,610 units and the average selling price remained essentially flat with the year-earlier quarter. The average selling price was $238,200 in the first quarter of 2007 compared to $239,000 in the first quarter of 2006. Pretax income decreased to $8.4 million in the first three months of 2007 from $40.6 million in the year-earlier period. As a percentage of total Southeast revenues, the segment’s pretax income decreased to 2.1% in the first quarter of 2007 from 10.5% in the first quarter of 2006, reflecting a lower housing gross margin, due to greater competition and the increased use of sales incentives, and an increase in sales allowances.
France — Revenues from our French segment’s housing operations increased 19% to $366.6 million during the first three months of 2007 from $307.1 million in the year-earlier period, reflecting 4% growth in unit deliveries and a 15% increase in the average selling price. Unit deliveries from our French segment increased to 1,519 in the first quarter of 2007 from 1,462 in the first quarter of 2006, while the average selling price increased to $241,400 from $210,000 during the same period. The higher average selling price in 2007 was primarily due to a change in product mix and foreign currency exchange rates. Pretax income increased to $22.6 million in the first three months of 2007 from $16.0 million in the year-earlier period. As a percentage of total French revenues, the segment’s pretax income increased to 6.0% in the first quarter of 2007 from 5.2% in the first quarter of 2006.
FINANCIAL SERVICES
Our financial services segment provides title, insurance and escrow coordination services to our domestic homebuyers and, indirectly through Countrywide KB Home Loans, provides mortgage banking services. KB Home and Countrywide each have a 50% ownership interest in the Countrywide KB Home Loans joint venture, with Countrywide providing management oversight of the joint venture’s operations. Countrywide KB Home Loans is accounted for as an unconsolidated joint venture in the financial services reporting segment of our financial statements.
The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Three Months Ended February 28,
	2007	2006
Revenues	$4,189	$4,326
Expenses	(1,340)	(1,747)
Equity in pretax income of unconsolidated joint venture	6,795	1,150

Pretax income	$9,644	$3,729

Total originations*:
Loans	3,266	2,132
Principal	$755,224	$491,014
Retention rate	63%	47%

Loans sold to third parties*:
Loans	1,116	—
Principal	$214,786	$—

*	Loan originations and sales are within the Countrywide KB Home Loans joint venture.
Revenues. Financial services revenues included revenues from title services, insurance commissions and escrow coordination fees totaling $4.1 million and $4.3 million in the first quarters of 2007 and 2006, respectively. Financial services revenues for the three months ended February 28, 2007 and 2006 also included a nominal amount of interest income. The slight decline in revenues from these services in the first quarter of 2007 compared to the year-earlier quarter primarily reflected decreases in insurance commissions and escrow coordination fees resulting from the decrease in unit deliveries from our domestic homebuilding operations.

Expenses. General and administrative expenses totaled $1.3 million and $1.7 million in the first quarter of 2007 and 2006, respectively. The decrease in general and administrative expenses in 2007 versus 2006 corresponded to the decrease in financial services revenues during the period.
Equity in Pretax Income of Unconsolidated Joint Venture. The $6.8 million and $1.2 million reported as equity in pretax income of unconsolidated joint venture for the three months ended February 28, 2007 and 2006, respectively, relates to our 50% interest in the Countrywide KB Home Loans joint venture. The increase in joint venture income was primarily due to a 53% increase in the number of loans originated by Countrywide KB Home Loans in the first quarter of 2007 compared to the year-earlier quarter. Countrywide KB Home Loans’ retention rate (the percentage of our domestic homebuyers using Countrywide KB Home Loans as a loan originator) increased by 16 percentage points in the first three months of 2007, to 63%, compared to 47% for the first three months of 2006 as the joint venture’s operations, which began on September 1, 2005, continued to mature.
INCOME TAXES
Income tax expense totaled $14.6 million in the first quarter of 2007 and $94.2 million in the first quarter of 2006. These amounts represented effective income tax rates of approximately 35% for the first three months of 2007 and 2006.
In 2006, the Company became eligible for the manufacturing deduction created by the American Jobs Creation Act of 2004, which provides certain tax benefits for “qualified production activities income.” An estimate of the tax benefits resulting from this deduction is reflected in the Company’s effective income tax rates for the three months ended February 28, 2007 and 2006.
During 2007 and 2006, we made investments that resulted in benefits in the form of synthetic fuel tax credits. Under current tax law, these credits are subject to a phase-out provision that gradually reduces the credits if the annual average price of domestic crude oil increases to a stated phase-out range. Based on current estimates of the annual average price of domestic crude oil for 2007, no phase-out of tax credits has been reflected in the effective income tax rate for the first quarter of 2007, and none was applied in the first quarter of 2006. Our 2007 full year effective income tax rate, currently expected to be approximately 35%, may increase in the event oil prices rise above current levels and cause tax credits to be reduced.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Historically, we have funded our construction and financial services activities with internally generated cash flows and external sources of debt and equity financing. We may also borrow under our $1.5 Billion Credit Facility, and our French subsidiary borrows under various lines of credit. Operating, investing and financing activities used net cash of $300.0 million and $64.7 million in the three months ended February 28, 2007 and 2006, respectively.
Operating Activities. Operating activities used net cash of $120.5 million and $468.2 million during the first three months of 2007 and 2006, respectively. The decrease in operating cash used in the first three months of 2007 primarily reflected a net decrease in inventories stemming from our curtailment of inventory investments in light of challenging housing market conditions and our future sales expectations. Our uses of operating cash in the first quarter of 2007 included a decrease in accounts payable, accrued expenses and other liabilities of $289.1 million, an increase in receivables of $16.0 million and other operating uses of $4.4 million. These uses of operating cash were partially offset by a net decrease in inventories of $141.4 million (excluding $158.0 million of inventories acquired through seller financing and a decrease of $171.5 million in consolidated inventories not owned), earnings of $27.5 million and various noncash items deducted from net income.
Our uses of operating cash in the first quarter of 2006 included net investments in inventories of $731.0 million (excluding $34.6 million of inventories acquired through seller financing and an increase of $67.9 million in consolidated inventories not owned) and other operating uses of $8.8 million. Partially offsetting these uses of operating cash were first quarter earnings of $173.3 million, an increase in accounts payable, accrued expenses and other liabilities of $54.0 million, a decrease in receivables of $13.5 million and various noncash items deducted from net income.

Investing Activities. Investing activities used net cash of $37.7 million in the first three months of 2007 and $75.3 million in the year-earlier period. In the first three months of 2007, $33.9 million was used for investments in unconsolidated joint ventures and $3.8 million was used for net purchases of property and equipment. In the first three months of 2006, $70.5 million was used for investments in unconsolidated joint ventures and $4.8 million was used for net purchases of property and equipment.
Financing Activities. Financing activities used net cash of $141.8 million in first three months of 2007 and provided net cash of $478.8 million in the first three months of 2006. In the first quarter of 2007, cash was used for net payments on short-term borrowings of $116.7 million, dividend payments of $19.2 million, repurchases of common stock of $4.2 million in connection with the satisfaction of employee withholding taxes on vested restricted stock, payments of $4.0 million to minority interests, and $.1 million of excess tax benefit associated with the exercise of stock options. These uses of cash were partly offset by $2.4 million from the issuance of common stock pursuant to stock option exercises under our employee stock plans.
In the first quarter of 2006, financing activities provided $615.9 million in net proceeds from short-term borrowings, $49.4 million from the issuance of common stock pursuant to stock option exercises under our employee stock plans and $4.6 million of excess tax benefit associated with the exercise of stock options. Partially offsetting the cash provided were $165.4 million used for repurchases of common stock, dividend payments of $20.0 million and payments of $5.7 million to minority interests.
As of February 28, 2007, we had no outstanding borrowings under our $1.5 Billion Credit Facility and $344.8 million of outstanding letters of credit, leaving us with $1.16 billion available for our future use. Under unsecured financing agreements totaling $442.0 million, our French subsidiary had $390.9 million available at February 28, 2007.
At February 28, 2007, $450.0 million of capacity remained available under our universal shelf registration statement filed with the SEC on November 12, 2004 (the “2004 Shelf Registration”). As a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended August 31, 2006 on a timely basis, we cannot use the 2004 Shelf Registration, or any other registration statement on Form S-3, to offer or sell securities until we have timely filed all required reports under the Securities Exchange Act of 1934 for the 12 months prior to our use of the registration statement.
Capital Resources. Our financial leverage, as measured by the ratio of debt to total capital, was 52% at February 28, 2007 compared to 53% at February 28, 2006.
Based on our current capital position, we believe we have adequate resources and sufficient credit line facilities to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to finance our financial services operations, to call some of our outstanding public debt, and to meet any other ordinary course needs of our business, both on a short and long-term basis.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
We conduct a portion of our land acquisition, development and other residential and commercial construction activities through participation in unconsolidated joint ventures in which we hold less than a controlling interest. These unconsolidated joint ventures operate in certain markets in the United States and France where our consolidated construction operations are located. Through unconsolidated joint ventures, we reduce and share our risk and also reduce the amount invested in land, while increasing our access to potential future homesites. The use of unconsolidated joint ventures also, in some instances, enables us to acquire land which we might not otherwise obtain or have access to on as favorable terms, without the participation of a strategic partner. Our partners in these unconsolidated joint ventures are unrelated homebuilders, land developers and other real estate entities, or other commercial enterprises. While we view our participation in unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view such participation as essential to those activities.
We and/or our unconsolidated joint venture partners sometimes obtain certain options or enter into other arrangements under which we can purchase portions of the land held by an unconsolidated joint venture. Land option prices are generally negotiated prices that approximate fair value. We do not include in our income from unconsolidated joint ventures our pro rata share of unconsolidated joint venture earnings resulting from land sales to our homebuilding divisions. We defer recognition of our share of such unconsolidated joint venture earnings until a home sale by the unconsolidated joint venture is closed and title passes to a homebuyer, at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint ventures.
Our investment in unconsolidated joint ventures totaled $430.4 million at February 28, 2007 and $397.7 million at November 30, 2006. These unconsolidated joint ventures had total assets of $2.73 billion and $2.50 billion at February 28, 2007 and November 30, 2006, respectively, and outstanding secured construction debt of approximately $1.53 billion at February 28, 2007 and $1.46 billion at November 30, 2006. In certain instances, we or our subsidiaries provide varying levels of guarantees on debt of unconsolidated joint ventures. When we or our subsidiaries provide a guarantee, an unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At February 28, 2007, we had payment guarantees related to the third-party debt of three of our unconsolidated joint ventures. One of the unconsolidated joint ventures had aggregate third-party debt of $503.1 million at February 28, 2007, of which each of the joint venture partners guaranteed its pro rata share. Our share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or approximately $244.0 million. The remaining two unconsolidated joint ventures had total third-party debt of $15.2 million at February 28, 2007, of which each of the joint venture partners guaranteed its pro rata share. Our total share of these guarantees was 50% or $7.6 million. Our pro rata share of limited maintenance guarantees of unconsolidated entity debt totaled $149.5 million at February 28, 2007. The limited maintenance guarantees apply only if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture and increase our share of any funds such unconsolidated joint venture distributes.
In the ordinary course of our business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option arrangements allows us to reduce the risks associated with land ownership and development, reduce our financial commitments, including interest and other carrying cost, and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. As of February 28, 2007, excluding consolidated VIEs, we had cash deposits totaling $88.6 million, which were associated with land option contracts having an aggregate purchase price of $2.03 billion.
We are often required to obtain bonds and letters of credit in support of our obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water among other things. At February 28, 2007, we had outstanding approximately $1.20 billion and $344.8 million of performance bonds and letters of credit, respectively. We do not believe that any currently outstanding bonds or letters of credit will be called. The expiration dates of letters of credit coincide with the expected completion date of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. Performance bonds do not have stated expiration dates; rather we are released from the bonds as the contractual performance is completed.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2007 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K.
Outlook
We entered fiscal year 2007 with backlog units (17,384) and backlog value (approximately $4.43 billion) down 32% and 34%, respectively, from the prior fiscal year. At February 28, 2007, three months into our current fiscal year, our backlog of new home orders totaled 18,406 units, representing a projected revenue value of approximately $4.78 billion. These amounts represented decreases of 31% and 34%, respectively, from 26,536 units and a projected revenue value of approximately $7.24 billion at February 28, 2006, comparative year-over-year rates of decline that were essentially unchanged from year-end 2006 levels. We generated 7,677 net orders in the first quarter of 2007, down 12% from 8,719 net orders in the first quarter of 2006. This comparison showed sequential improvement from year-over-year decreases of 43% in the third quarter and 38% in the fourth quarter of 2006. Our first quarter cancellation rate also showed sequential improvement, decreasing to a historically normal 31% from rates in last year’s third and fourth quarters of 53% and 48%, respectively.
Despite these recent improvements, we remain cautious about the future. We have just entered our peak Spring selling season (February through June) and believe that continued difficult market conditions are likely to adversely affect our second quarter results. The U.S. Department of Commerce has recently reported sequential and year-over-year declines in new home sales and increases in unsold home inventories for the first two months of 2007. Our own domestic businesses continue to experience moderating demand and significant pricing pressure. And many individual domestic new-home markets are demonstrating considerable instability. Recent problems in subprime lending markets could create additional near-term market challenges. Tighter lending standards may curtail demand, while a substantial increase in foreclosures would likely increase the supply of unsold homes.
Given the persistent, and potentially growing imbalance in domestic housing supply and demand, we anticipate that our 2007 unit deliveries, revenues, gross margins, net income and earnings per share will be substantially below 2006 results. If current net order and price trends worsen, or if economic factors, including inflation, interest rates, availability of financing, consumer confidence or employment levels, deteriorate, our 2007 results will likely worsen further as well.
We are adhering to the disciplines of our KBnxt operational business model to manage through this downturn. Specifically, we are continuing efforts to bring our cost structure into better alignment with our sales expectations, generate free cash flow and maximize performance, including taking actions to improve the affordability of our homes and lower our cost of production. Longer term, we believe these efforts, our disciplined build-to-order operating approach, relatively low spec housing inventory and financial resources will allow us to capitalize on improvements in U.S. housing markets as they occur.
While we expect our 2007 operating results to fall below those of recent record years, we believe our overall land and community inventory and debt levels will decline from 2006 levels as we intend to continue to be selective in land purchases during the year while generating positive cash flow from our operations similar to levels achieved in the latter half of 2006. We believe this will allow us to make strategic investments in inventory as individual markets rebound, and, depending on market conditions, to repurchase our common stock and/or some of our outstanding public debt.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic and business conditions; material prices and availability; labor costs and availability; changes in interest rates; our debt level; declines in consumer confidence; increases in competition; changes in currency exchange rates (insofar as they affect our operations in France); weather conditions, significant natural disasters and other environmental factors; government regulations; the availability and cost of land in desirable areas; violations of our policies; the consequences of our past stock option grant practices and the restatement of certain of our financial statements; government investigations and shareholder lawsuits regarding our past stock option grant practices; other legal or regulatory proceedings or claims; conditions in the capital, credit and homebuilding markets; and other events outside of our control. Please see our periodic reports and other filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to our business.

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
The following table sets forth as of February 28, 2007, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value (in thousands):

	Fixed Rate	Weighted Average
Fiscal Year of Expected Maturity	Debt (a)	Interest Rate

2007	$—	—%
2008	—	—
2009	398,522	8.7
2010	297,740	7.8
2011	598,295	7.7
Thereafter	1,295,530	6.3

Total	$2,590,087	7.2%

Fair value at February 28, 2007	$2,574,312

(a)	Includes senior and senior subordinated notes.
For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2006.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure the information required to be disclosed by KB Home, including its consolidated entities, in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2007.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Derivative Litigation
On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans. Defendants have not yet responded to the complaints. We and the parties agreed to a stipulation and proposed order that was submitted to the court on January 5, 2007, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, our former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect, and that the order would be effective upon entry by the court and expire on March 31, 2007, unless otherwise agreed in writing. The court entered the order on January 22, 2007, and the parties subsequently did agree to extend the order, which now expires on April 9, 2007. In connection with the entry of this order, the plaintiffs agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007. The parties may extend the agreement that options will not be exercised by our former Chairman and Chief Executive Officer beyond the April 9, 2007 expiration date.
On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On January 9, 2007, plaintiffs filed a consolidated complaint. All defendants filed motions to dismiss the complaint on April 2, 2007. Pursuant to a stipulated order, plaintiffs have until May 17, 2007 to oppose the motions to dismiss, and defendants’ reply memoranda in support of the motions to dismiss are due on June 18, 2007. Discovery has not commenced.
Government Investigations
In August 2006, we announced that we had received an informal inquiry from the SEC relating to our stock option grant practices. In January 2007, we were informed that the SEC is now conducting a formal investigation of this matter. The DOJ is also looking into these practices but has informed KB Home that it is not a target of this investigation. We have cooperated with these government agencies and intend to continue to do so.
ERISA Litigation
A complaint dated March 14, 2007 in an action brought under Section 502 of ERISA, 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., was filed in the United States District Court for the Central District of California. The action is brought against us, our directors, and certain of our current and former officers. Plaintiffs allege that they are bringing the action on behalf of all participants in the 401(k) Plan. Plaintiffs allege that the defendants breached their fiduciary duties to members of the 401(k) Plan by virtue of issuing backdated option grants and by failing to disclose this information to the 401(k) Plan participants. Plaintiffs claim that this conduct unjustly enriched certain defendants to the detriment of the 401(k) Plan and its participants, and caused the 401(k) Plan to invest in our securities at allegedly artificially inflated prices. The action purports to assert three causes of action for various alleged breaches of fiduciary duty. We have agreed to accept service of the complaint.
Storm Water Matter
In January 2003, we received a request for information from the EPA pursuant to Section 308 of the Clean Water Act. Several other public homebuilders have received similar requests. The request sought information about storm water pollution control program implementation at certain of our construction sites, and we provided information pursuant to the request. In May 2004, on behalf of the EPA, the DOJ tentatively asserted that certain regulatory requirements applicable to storm water discharges had been violated on certain occasions at certain of our construction sites, and civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect us to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. We have defenses to the claims that have been asserted and are exploring methods of resolving the matter. While the costs associated with the claims cannot be determined at this time, we believe that such costs are not likely to be material to our consolidated financial position or results of operations
Other Matters
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
Item 1A. Risk Factors
There has been no material change in our risk factors as previously disclosed in our 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended February 28, 2007:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs

December 1 — 31	42,285	$51.28	—	4,000,000
January 1 — 31	42,056	49.22	—	4,000,000
February 1 — 28	—	—	—	4,000,000

Total	84,341	$50.25	—

On December 8, 2005, our board of directors authorized a share repurchase program under which we may repurchase up to 10 million shares of our common stock. At February 28, 2007, the Company was authorized to repurchase four million shares under the December 8, 2005 Board authorization. During the three months ended February 28, 2007, no shares were repurchased pursuant to this share repurchase program. The Company acquired 84,341 shares, or $4.2 million, of common stock in the first quarter of 2007 in connection with the satisfaction of employee withholding taxes on vested restricted stock.

Item 4. Submission of Matters to a Vote of Security Holders
Our 2007 Annual Meeting of Stockholders was held on April 5, 2007, at which the following matters set forth in our 2007 Proxy Statement, which was filed with the SEC on March 5, 2007 pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon with the results indicated below. All numbers reported are shares of our common stock.
(1)	The nominees listed below were elected directors with the respective votes set forth opposite their names:

		Authority
Nominee	For	Withheld
Mr. Ronald W. Burkle	62,322,207	11,234,568
Dr. Ray R. Irani	59,369,900	14,186,875
Mr. Leslie Moonves	59,570,707	13,986,068
Mr. Luis G. Nogales	62,223,527	11,333,248
Mr. Burkle, Mr. Moonves and Mr. Nogales were each elected for a three-year term expiring at the 2010 Annual Meeting of Stockholders. Dr. Irani was elected to a one-year term expiring at the 2008 Annual Meeting of Stockholders.

Mr. Stephen F. Bollenbach, Mr. Timothy Finchem, Mr. James A. Johnson and Mr. Terrence Lanni continue as directors and, if nominated, will next stand for re-election at the 2008 Annual Meeting of Stockholders. Mr. Kenneth M. Jastrow, II, Ms. Melissa Lora, Mr. Michael McCaffrey and Mr. Jeffrey T. Mezger continue as directors and, if nominated, will next stand for re-election at the 2009 Annual Meeting of Stockholders.

(2)	The proposal to amend the amended certificate of incorporation of KB Home to declassify the board of directors and provide for the annual election of directors was approved with 73,287,499 votes for the proposal, 229,525 votes against and 39,751 votes abstaining. A description of the material terms of this amendment to the amended certificate of incorporation of KB Home is set forth in the Company’s 2007 Proxy Statement and is incorporated by reference herein.

(3)	The proposal to amend the amended certificate of incorporation of KB Home to repeal its fair price provision was approved with 71,959,344 votes for the proposal, 1,530,028 votes against and 67,403 votes abstaining. A description of the material terms of this amendment to the amended certificate of incorporation of KB Home is set forth in the Company’s 2007 Proxy Statement filed and is incorporated by reference herein.

(4)	The appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending November 30, 2007 was ratified with 61,005,648 votes for the proposal, 12,515,910 votes against and 35,217 votes abstaining.

(5)	The stockholder proposal relating to senior executive and director holdings of equity-based compensation was not approved, with 8,545,928 votes for the proposal, 55,495,407 votes against and 345,420 votes abstaining.

(6)	The stockholder proposal relating to performance-vesting shares received 34,205,271 votes for the proposal, 28,413,727 votes against and 1,771,757 votes abstaining.

(7)	The stockholder proposal relating to stockholder approval of severance agreements received 54,800,388 votes for the proposal, 9,235,575 votes against and 352,797 votes abstaining.

Our board of directors is considering how it might respond to the advisory vote of our stockholders on the proposals that received a majority vote in favor, but, in each case, it is under no obligation to do so.

Item 5. Other Information
(1)	In connection with the approval of two amendments to the KB Home amended certificate of incorporation at the 2007 Annual Meeting, the board of directors approved the filing of a restated certificate of incorporation, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q, the adoption of amended and restated by-laws, a copy of which is filed as exhibit to this Quarterly Report on Form 10-Q, and amendments to KB Home’s Corporate Governance Principles.

The restated certificate of incorporation includes the two amendments approved at the 2007 Annual Meeting and removes other provisions that are no longer operative.

The by-laws were amended to make them consistent with the amended certificate of incorporation, to include and update the mandatory majority voting requirement for directors previously embodied solely in the Company’s Corporate Governance Principles, and to require advance notice of stockholder nominations to the board of directors.

The Corporate Governance Principles were amended to separate the roles of Chairman and Chief Executive Officer, to implement the updated majority vote requirement for directors, including specifying a new form resignation letter related thereto, to eliminate the executive committee of the board of directors and to incorporate other corporate governance initiatives recently adopted by the board of directors.

(2)	On April 5, 2007, the Company’s board of directors elected Stephen F. Bollenbach as the non-executive chairman of the board. The board of directors created the position of independent non-executive chairman in November 2006. In this capacity, Mr. Bollenbach will not be an employee of KB Home. Mr. Bollenbach will receive the same base compensation as the other independent directors and, for his service as chairman, an additional annual retainer of $300,000, paid in cash, stock units, or stock options. If Mr. Bollenbach is removed during an annual term without cause, he will continue to receive these retainer payments for the balance of the annual term.

Mr. Bollenbach is co-chairman and chief executive officer of Hilton Hotels Corporation.

(3)	On April 5, 2007, the Management Development and Compensation Committee of the Company’s Board of Directors approved the payment of one-time bonuses of $350,000 to William R. Hollinger, Senior Vice President and Chief Accounting Officer, and of $100,000 to Kelly Masuda, Senior Vice President and Treasurer.

Item 6. Exhibits

Exhibits

3.1	Restated Certificate of Incorporation of KB Home.

3.2	Amended and Restated By-laws of KB Home.

10.1	Amended and Restated 1999 Incentive Plan, as amended, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.

10.2	Employment Agreement with Jeffrey T. Mezger, KB Home President and Chief Executive Officer, dated as of February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 28, 2007, is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME
Registrant
Dated April 6, 2007	/s/ JEFFREY T. MEZGER
Jeffrey T. Mezger
Chairman and Chief Executive Officer (Principal Executive Officer)

Dated April 6, 2007	/s/ DOMENICO CECERE
Domenico Cecere
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

		Page of
		Sequentially
		Numbered
		Pages

3.1	Restated Certificate of Incorporation of KB Home.	38-45

3.2	Amended and Restated By-laws of KB Home.	46-54

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	55

31.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	56

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	57

32.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	58

Exhibit 3.1
RESTATED CERTIFICATE OF INCORPORATION
OF
KB HOME
* * * * * *
     KB HOME, originally incorporated in the State of Delaware as Kaufman and Broad Capital Corporation on August 31, 1981, hereby restates its Amended Certificate of Incorporation in accordance with Section 245 of the General Corporation Law of the State of Delaware. As permitted by Section 245, this Restated Certificate of Incorporation was adopted by the Board of Directors without a vote of the stockholders. This Restated Certificate of Incorporation only restates and integrates and does not further amend the provisions of KB HOME’s Amended Certificate of Incorporation as heretofore amended or supplemented, and no discrepancy exists between those provisions and the provisions of this Restated Certificate of Incorporation (hereinafter called this “Certificate of Incorporation” or this “Restated Certificate of Incorporation”).
          FIRST: The name of the corporation (hereinafter called the “Corporation”) is KB HOME.
          SECOND: The address of the registered office of the Corporation in the State of Delaware is 2711 Centerville Road, Suite 400, City of Wilmington, County of New Castle, Delaware. The name of its registered agent at such address is Prentice-Hall Corporation System, Inc.
          THIRD: The purpose of the Corporation is to engage in any lawful act or activity for which corporations may now or hereafter be organized under the General Corporation Law of the State of Delaware.
          FOURTH:
          (a) The total number of shares of stock which the Corporation shall have authority to issue is 325,000,000 consisting of 290,000,000 shares of Common Stock, par value $1.00 per share (the “Common Stock”), 25,000,000 shares of Special Common Stock, par value $1.00 per share (the “Special Common Stock”) and 10,000,000 shares of Preferred Stock, par value $1.00 per share (the “Preferred Stock”).
          (b) (1) Except as otherwise provided by this section (b), the powers, preferences and dividend and other rights of the shares of Common Stock and Special Common Stock shall be identical in all respects.

          (2) Subject to the rights of the holders of Preferred Stock, and subject to any other provisions of this Certificate of Incorporation, holders of Common Stock and Special Common Stock shall be entitled to receive such dividends and other distributions in cash, stock of any corporation other than the Corporation or property of the Corporation as may be declared thereon by the Board of Directors from time to time out of assets or funds of the Corporation legally available therefor and shall share equally on a per share basis in all such dividends and other distributions. In the case of dividends or other distributions payable in stock of the Corporation other than Preferred Stock, including distributions pursuant to stock splits or divisions of stock of the Corporation other than Preferred Stock which occur after the initial issuance of shares of Special Common Stock by the Corporation, only shares of Common Stock shall be paid or distributed with respect to Common Stock and only shares of Special Common Stock shall be paid or distributed with respect to Special Common Stock in each case in an amount per share equal to the amount per share paid or distributed with respect to the Common Stock or the Special Common Stock, as the case may be. In the case of any combination or reclassification of the Common Stock or Special Common Stock, the shares of each class shall be combined or reclassified so that the number of shares of such class outstanding immediately following such combination or reclassification shall bear the same relationship to the number of shares of such class outstanding immediately prior to such combination or reclassification as the number of shares of the other class outstanding immediately following such combination or reclassification bears to the number of shares of such other class outstanding immediately prior to such combination or reclassification.
          (3)(A) At every meeting of the stockholders every holder of Common Stock shall be entitled to one vote in person or by proxy for each share of Common Stock standing in his or her name on the transfer books of the Corporation, and every holder of Special Common Stock shall be entitled to one-tenth of one vote in person or by proxy for each share of Special Common Stock standing in his or her name on the transfer books of the Corporation.
               (B) The provisions of this Certificate of Incorporation shall not be modified, revised, altered or amended, repealed or rescinded in whole or in part, without the approval of a majority of votes entitled to be cast by the holders of the Common Stock and the Special Common Stock, voting together as a single class; provided, however, that with respect to any proposed amendment to this Certificate of Incorporation which would alter or change the powers, preferences, relative voting power or dividend or other rights of the shares of Common Stock or Special Common Stock so as to affect them adversely, the approval of a majority of votes entitled to be cast by the holders of the class affected by the proposed amendment, voting separately as a class, shall be obtained in addition to the approval of a majority of the votes entitled to be cast by the holders of the Common Stock and the Special Common Stock voting together as a single class as hereinbefore provided.

               (C) Every reference in this Certificate of Incorporation to a majority or other proportion of shares of stock shall refer to such majority or other proportion of the votes to which such shares of stock are entitled.
               (D) Except as may be otherwise required by law or by this Article Fourth, the holders of Common Stock and Special Common Stock shall vote together as a single class, subject to any voting rights which may be granted to holders of Preferred Stock, on all matters submitted to a vote of the holders of Common Stock.
          (4) In the event of any dissolution, partial or complete liquidation or winding up of the affairs of the Corporation, whether voluntary or involuntary, after payment in full of the amounts required to be paid to the holders of Preferred Stock, the remaining assets and funds of the Corporation shall be divided among and paid ratably to the holders of Common Stock and Special Common Stock as a single class. For the purposes of this paragraph 4, the voluntary sale, conveyance, lease, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the assets of the Corporation or a consolidation or merger of the Corporation with one or more other corporations (whether or not the Corporation is the corporation surviving such consolidation or merger) shall not be deemed to be a liquidation, dissolution or winding up, voluntary or involuntary.
          (5) In case of any reorganization or any consolidation of the Corporation with one or more other corporations or a merger of the Corporation with another corporation, each holder of a share of Common Stock shall be entitled to receive with respect to such share the same kind and amount of shares of stock and other securities and property (including cash) receivable upon such reorganization, consolidation or merger by a holder of a share of Special Common Stock and each holder of a share of Special Common Stock shall be entitled to receive with respect to such share the same kind and amount of shares of stock and other securities and property (including cash) receivable upon such reorganization, consolidation or merger by a holder of a share of Common Stock.
          (6)(A) Subject to the terms and conditions of this paragraph 6, each share of Special Common Stock shall be convertible at the option of the holder thereof into one fully paid and nonassessable share of Common Stock if (i) the Corporation shall make an offer to holders of Common Stock to purchase shares of Common Stock for cash or a combination of cash and other securities or property or to exchange shares of Common Stock for other securities of the Corporation or (ii) any other person shall make an offer to all holders of Common Stock to purchase shares of Common Stock for cash or a combination of cash and other securities or property. The Corporation covenants to give prompt notice in writing to all holders of Special Common Stock of any offer referred to in the foregoing clauses (i) and (ii). The Special Common Stock shall be convertible under this paragraph 6 solely for the purpose of enabling such shares to be tendered pursuant to such offer as long as such offer shall remain in effect and shall not be terminated, rescinded or completed. Notwithstanding the foregoing, each share of Special Common Stock converted into a share of Common Stock pursuant to this paragraph 6 and not purchased pursuant to such offer prior to the termination, recission or completion thereof shall automatically be reconverted into Special Common Stock.
               (B) The Special Common Stock shall be convertible in accordance with the terms of this paragraph 6 at the office of any transfer agent for the Special Common Stock and at such other place or places, if any, as the Board of Directors of the Corporation may designate or, if the Board of Directors shall fail to so designate, the principal office of the Corporation (attention of the Secretary of the Corporation). Upon conversion, the Corporation shall make no payment or adjustment on account of dividends accrued or in arrears on Special Common Stock surrendered for conversion or on account of any dividends on the Common Stock issuable on such conversion. Before any holder of Special Common Stock shall be entitled to convert the same into Common Stock, such holder shall surrender the certificate or certificates for such Special Common Stock at the office of said transfer agent (or other place as provided above), which certificate or certificates, if the Corporation shall so request, shall be duly endorsed to the Corporation or in blank or accompanied by proper instruments of transfer to the Corporation or in blank (such endorsements or instruments of transfer to be in form satisfactory to the Corporation), and shall give written notice to the Corporation at said office that such holder elects to convert such Special Common Stock in accordance with the terms of this paragraph 6 and such holder shall state in writing therein the name or names of the person or persons making the offer entitling such holder to convert his Special Common Stock. The Corporation will, as soon as practicable after such deposit of a certificate or certificates for Special Common Stock accompanied by the written notice and the statement above prescribed, issue and deliver at the office of said transfer agent (or other place as provided above) to the person for whose account such Special Common Stock was so surrendered, or to his nominee or nominees, a certificate or certificates for the number of shares of Common Stock to which he shall be entitled as aforesaid, provided that until such certificate or certificates shall be transferred to the person or persons identified in the statement above prescribed or the nominee or nominees of such person, such certificate or certificates shall bear a legend substantially to the effect of the last sentence of the foregoing subparagraph (A). Subject to the provisions of subparagraph (D) of this paragraph 6, such conversion shall be deemed to have been made as of the date of such surrender of the Special Common Stock to be converted; and the person or persons entitled to receive the Common Stock issuable upon conversion of such Special Common Stock shall be treated for all purposes as the record holder or holders of such Common Stock on such date.
               (C) The issuance of certificates for shares of Common Stock upon conversion of shares of Special Common Stock shall be made without charge for any stamp or other similar tax in respect of such issuance. However, if any such certificate is to be issued in a name other than that of the holder of the share or shares of Special Common Stock converted, the person or persons requesting the issuance thereof shall pay to the Corporation the amount of any tax which may be payable in respect of any transfer involved in such issuance or shall establish to the satisfaction of the Corporation that such tax has been paid.
               (D) The Corporation shall not be required to convert Special Common Stock, and no surrender of Special Common Stock shall be effective for that purpose, while the stock transfer books of the Corporation are closed for any purpose; but the surrender of Special Common Stock for conversion during any period while such books are so closed shall be deemed effective for conversion immediately upon the reopening of such books, as if the conversion had been made on the date such Special Common Stock was surrendered.
               (E) The Corporation will at all times reserve and keep available, solely for the purpose of issue upon conversion of the outstanding shares of Special Common Stock, such number of shares of Common Stock as shall be issuable upon the conversion of all such outstanding shares, provided that nothing contained herein shall be construed to preclude the Corporation from satisfying its obligations in respect of the conversion of the outstanding shares of Special Common Stock by delivery of shares of Common Stock which are held in the treasury of the Corporation. The Corporation covenants that all shares of Common Stock which shall be issued upon conversion of the shares of Special Common Stock, will, upon issue, be fully paid and nonassessable and not entitled to any preemptive rights.
          (c) Preferred Stock may be issued from time to time in one or more series with such distinctive designations as may be stated in the resolution or resolutions providing for the issue of such stock from time to time adopted by the Board of Directors. The resolution or resolutions providing for the issue of shares of a particular series shall fix, subject to applicable laws and provisions of this Article FOURTH, the designation, rights, preferences and limitations of the shares of each such series. The authority of the Board of Directors in respect to each series shall include, but not limited to, determination of the following:
                    (i) the consideration for which such Preferred Stock shall be issued;
                    (ii) the number of shares constituting such series, including the authority to increase or decrease such number, and the distinctive designation of such series;
                    (ii) the dividend rate of the shares of such series, whether the dividends shall be cumulative and, if so, the date from which they shall be cumulative, and the relative rights of priority, if any, of payment of dividends on shares of such series;

                    (iv) the right, if any, of the Corporation to redeem shares of such series and the terms and conditions of such redemption;
                    (v) the rights of the shares in case of a voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of shares of such series;
                    (vi) the obligation, if any, of the Corporation to retire shares of such series pursuant to a retirement or sinking fund or funds of a similar nature or otherwise and the terms and conditions of such obligations;
                    (vi) the terms and conditions, if any, upon which shares of such series shall be convertible into or exchangeable for shares of stock of any other class or classes, including the price or prices or the rate or rates of conversion of exchange and the terms of adjustment, if any;
                    (viii) the voting rights and requirements, if any, of the shares of such series, in addition to any voting rights required by law; and
                    (ix) any other rights, preferences or limitations of shares of such series.
          (d) No holder of any of the shares of any class or series of stock or of options, warrants or other rights to purchase shares of any class or series of stock or other securities of the Corporation shall have any preemptive right to purchase or subscribe for any unissued stock or security of any class or series or any additional shares of any class or series to be issued by reason of increase in the authorized capital stock of the Corporation of any class or series, bonds, certificates of indebtedness, debentures or other securities convertible into or exchangeable for stock of the Corporation of any class or series. However, any such unissued stock, additional authorized issue of shares of any class or series of stock or securities convertible into or exchangeable for stock or carrying any right to purchase stock, may be issued and disposed of pursuant to resolution of the Board of Directors to such Persons, whether such holders or others, and upon such terms as may be deemed advisable by the Board of Directors in the exercise of its sole discretion.
          FIFTH:
          (a) The business and affairs of the Corporation shall be managed by or under the direction of a Board of Directors consisting of not less than three nor more than twelve directors, the exact number of directors to be fixed in the Bylaws.
          (b) There shall be no cumulative voting in the election of directors.
          (c) Except as provided herein or in the Corporation’s Bylaws,

or as permitted by the General Corporation Law of the State of Delaware, the directors shall be elected at each annual meeting of stockholders. Each director so elected shall hold office until his or her term expires and his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal. After the annual meeting of stockholders in 2007, all directors will be elected for a one-year term expiring at the next annual meeting of stockholders; provided, that nothing in this paragraph (c) of Article Fifth will shorten the term of any director elected at or prior to the annual meeting of stockholders in 2007.
          SIXTH: The following provisions are inserted for the management of the business and the conduct of the affairs of the Corporation and for the further definition of the powers of the Corporation and of its directors and stockholders:
          (a) The directors shall have concurrent power with the stockholders to adopt, amend or repeal the Bylaws of the Corporation.
          (b) Elections of directors need not be by written ballot unless the Bylaws of the Corporation so provide.
          (c) To the full extent permitted by the General Corporation Law of the State of Delaware, as the same exists or may hereafter be amended, a director of this Corporation shall not be liable to the Corporation or its stockholders for monetary damages for breach of fiduciary duty as a director. No amendment or repeal of this paragraph shall affect the liability of any director of the Corporation with respect to, arising out of or related to any event that occurred prior to such amendment or repeal.
          (d) The Corporation shall indemnify its directors and officers and may indemnify any other employees or agents, in each case, to the full extent permitted by the General Corporation Law of the State of Delaware, as the same exists or may hereafter be amended. No amendment or repeal of this paragraph shall affect the obligations of the Corporation to indemnify any director or officer of the Corporation with respect to, arising out of or related to any event that occurred prior to such amendment or repeal.
          (e) The Corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against any such liability under the provisions of the General Corporation Law of the State of Delaware, as the same exists or may hereafter be amended.

          (f) Special meetings of stockholders may be called only by the Board of Directors or the Chairman of the Board.
          SEVENTH: No action required or permitted to be taken at an Annual Meeting of stockholders or at a special meeting of stockholders may be taken without a meeting. The power of stockholders to consent in writing, without a meeting, to the taking of any action is expressly denied hereby.
          EIGHTH: The Corporation shall be governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, as such section may be amended from time to time.
          NINTH: The Corporation reserves the right to amend this Restated Certificate of Incorporation in any manner permitted by the General Corporation Law of the State of Delaware, as the same exists or may hereafter be amended and all rights and powers conferred upon stockholders, directors and officers herein are granted subject to this reservation.
     IN WITNESS WHEREOF, said Corporation has caused this certificate to be executed by an authorized officer on the 5th day of April, 2007.

/s/ Tony Richelieu
Tony Richelieu
Assistant Corporate Secretary

Exhibit 3.2
BY-LAWS
OF
KB HOME
(amended and restated April 5, 2007)
* * * * *
ARTICLE I
OFFICES
          Section 1. Registered Office. The registered office shall be in the County of New Castle, State of Delaware.
          Section 2. Other Offices. The Corporation may also have offices at such other places both within and without the State of Delaware as the Board of Directors may from time to time determine or the business of the Corporation may require.
          Section 3. Books. The books of the Corporation may be kept within or without the State of Delaware as the Board of Directors may from time to time determine or the business of the Corporation may require.
ARTICLE II
MEETINGS OF STOCKHOLDERS
          Section 1. Time and Place of Meetings. All meetings of stockholders shall be held at such place, either within or without the State of Delaware, on such date and at such time as may be determined from time to time by the Board of Directors (or the Chairman of the Board in the absence of a designation by the Board of Directors).
          Section 2. Annual Meeting. Annual meetings of stockholders shall be held to elect members of the Board of Directors necessary to fill any expired terms or vacancies (except as otherwise provided in these By-laws) and to transact such other business as may properly be brought before the meeting.
          Section 3. Special Meetings. Special meetings of stockholders may be called only by the Board of Directors or the Chairman of the Board. The power of stockholders to call or request a special meeting of stockholders is expressly denied.
          Section 4. Notice of Meetings, Adjourned Meetings and Waivers of Notice.
          (a) Whenever stockholders are required or permitted to take any action at a meeting, a written notice of the meeting shall be given stating the place, date and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called. Unless otherwise provided by the General Corporation Law of the State of Delaware (“Delaware Law”), such notice shall be given not less than 10 days or more than 60 days before the date of the meeting to each stockholder of record entitled to vote at such meeting. Unless these By-laws otherwise require, when a stockholder meeting is adjourned to another time or place (whether or not a quorum is present), notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting, any business may be transacted which might have been transacted at the original meeting. If the adjournment is for more than 30 days or if a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote at the adjourned meeting.
          (b) A written waiver of any such notice signed by the person entitled thereto, whether before or after the time stated therein, shall be deemed equivalent to notice. Attendance of a person at a meeting shall constitute a waiver of notice of such meeting unless the person attends the meeting for the express purpose of objecting at the beginning of the meeting to the transaction of any business because the meeting is not lawfully called or convened and the person so objects. Business transacted at a special meeting of stockholders shall be limited to the purposes stated in the notice for such meeting.
          Section 5. Quorum. Unless otherwise provided in the Corporation’s Certificate of Incorporation (as it may be amended from time to time, the “Certificate of Incorporation”) or these By-laws, and subject to Delaware Law, the presence in person or by proxy of the holders of a majority of the outstanding capital stock of the Corporation entitled to vote at a meeting of stockholders shall constitute a quorum for the transaction of business.
          Section 6. Voting.
          (a) Unless otherwise provided in the Certificate of Incorporation, and subject to Delaware Law, each stockholder shall be entitled to one vote for each outstanding share of capital stock of the Corporation held by such stockholder. Unless otherwise provided in the Certificate of Incorporation or these By-laws, and subject to Delaware Law, the affirmative vote of a majority of the shares of the capital stock of the Corporation present in person or by proxy at a meeting of stockholders and entitled to vote on an item of business at the meeting shall be the act of the stockholders as to that item.
          (b) Each stockholder entitled to vote at a meeting of stockholders may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date unless the proxy provides for a longer period.
          Section 7. Organization. At each meeting of stockholders the Chairman of the Board, if one shall have been elected or such other person as the Board of Directors or the Chairman of the Board has appointed or authorized shall act as chairman of the meeting. The Secretary (or in his or her absence or inability to act, the person whom the chairman of the meeting shall appoint secretary of the meeting) shall act as secretary of the meeting and keep the minutes thereof.

ARTICLE III
DIRECTORS
          Section 1. General Powers. Except as otherwise provided in Delaware Law or the Certificate of Incorporation, the business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors.
          Section 2. Number, Election and Term of Office.
          (a) The Board of Directors shall consist of not less than three or more than twelve directors.
          (b) Except as provided in Section 12 of this Article III, directors shall be elected at each annual meeting of stockholders in accordance with the Certificate of Incorporation and these By-laws. Each director so elected shall hold office until his or her term expires and his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal.
          (c) If at any time the holders of any class or series of stock of the Corporation having a preference over the Common Stock as to dividends or upon liquidation of the Corporation are entitled, by a separate class vote, to elect directors pursuant to the terms of the Certificate of Incorporation, then the provisions of the Certificate of Incorporation with respect to such stockholders’ rights shall apply. Except as otherwise expressly provided in the Certificate of Incorporation (including any Certificate of Designation thereto), the directors that may be so elected by the holders of any such class or series of stock shall be elected for terms expiring at the next annual meeting of stockholders and vacancies among directors so elected by the separate class vote of any such class or series of stock may be filled by the remaining directors elected by such class or series, or, if there are no such remaining directors, by the holders of such class or series in the same manner in which such class or series initially elected directors.
          (d) If at any meeting for the election of directors more than one class of stock, voting separately as classes, shall be entitled to elect one or more directors and there shall be a quorum of only one such class of stock, that class of stock shall be entitled to elect its quota of directors notwithstanding the absence of a quorum of the other class or classes of stock.
          Section 3. Quorum and Manner of Acting. Unless the Certificate of Incorporation or these By-laws require a greater number, a majority of the total number of directors shall constitute a quorum for the transaction of business, and the affirmative vote of a majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors. When a meeting is adjourned to another time and place (whether or not a quorum is present), notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting, the Board of Directors may transact any business which might have been transacted at the original meeting. If a quorum shall not be present at a meeting of the Board of Directors the directors present thereat may adjourn the meeting, from time to time, without notice other than announcement at the meeting, until a quorum shall be present.
          Section 4. Time and Place of Meetings. The Board of Directors shall hold its meetings at such place either within or without the State of Delaware and at such time as may be determined from time to time by the Board of Directors (or the Chairman of the Board in the absence of a determination by the Board of Directors).
          Section 5. Annual Meeting. The Board of Directors shall meet for the purpose of organization, the election of officers and the transaction of other business as soon as practicable after each annual meeting of stockholders, on the same day and at the same place where such annual meeting shall be held. Notice of such meeting need not be given. In the event such annual meeting of stockholders is not so held, the annual meeting of the Board of Directors may be held at such place either within or without the State of Delaware on such date and at such time as shall be specified in a notice thereof given as hereinafter provided or permitted in Section 7 of this Article III or in a waiver of notice thereof signed by all directors.
          Section 6. Regular Meetings. After the place and time of regular meetings of the Board of Directors shall have been determined and notice thereof shall have been once given to each member of the Board of Directors, regular meetings may be held without further notice being given.
          Section 7. Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board, the Chief Executive Officer or the President and shall be called by the Chairman of the Board, Chief Executive Officer, President, or Secretary on the written request of any three directors. Notice of special meetings of the Board of Directors shall be given to each director in such manner as is determined by the Board of Directors at least three days before the date of the meeting. Attendance of a director at a special meeting shall constitute a waiver of notice by the director of such meeting.
          Section 8. Committees. The Board of Directors may, by resolution passed by a majority of the whole Board of Directors, designate one or more committees, each committee to consist of one or more of the directors. The Board of Directors may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. Any such committee, to the extent provided in the resolution of designation of the Board of Directors and subject to the Certificate of Incorporation and these By-laws, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation, and may authorize the seal of the Corporation to be affixed to all papers which may require it, subject to the limitations of Section 141(c)(2) of the Delaware Law, which subsection shall apply to the Corporation instead of Section 141(c)(1). Each committee shall keep regular minutes of its meetings and report on its activities to the Board of Directors when requested.
          Section 9. Action by Consent. Unless otherwise restricted by the Certificate of Incorporation or these By-laws, any action required or permitted to be taken at any meeting of the Board of Directors or of any committee thereof may be taken without a meeting, if all members of the Board of Directors or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors or committee.
          Section 10. Remote Participation in Meetings. Unless otherwise restricted by the Certificate of Incorporation or these By-laws, members of the Board of Directors or any committee designated by the Board of Directors may participate in a meeting of the Board of Directors or such committee, as the case may be, by means of conference telephone or other communications equipment by means of which all persons participating in the meeting can hear each other, and such participation in a meeting shall constitute presence in person at the meeting.
          Section 11. Resignation. Any director may resign at any time by giving written notice to the Board of Directors or to the Secretary of the Corporation. The resignation of any director shall take effect upon receipt of notice thereof or at such later time as shall be specified in such notice, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.
          Section 12. Vacancies. Unless otherwise provided in the Certificate of Incorporation, vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by the vote of a majority of directors then in office, even if less than a quorum, or by a sole remaining director. Each director so chosen shall hold office until the expiration of his or her term and until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal. If there are no directors in office, then an election of directors may be held in accordance with Delaware Law. Unless otherwise provided in the Certificate of Incorporation, when one or more directors resign from the Board of Directors effective at a future date, a majority of directors then in office, including those who have so resigned, shall have the power to fill such vacancy or vacancies, the vote thereon to take effect when such resignation or resignations shall become effective, and each director so chosen shall hold office as provided in this Section 12.
          Section 13. Compensation. Unless otherwise restricted by the Certificate of Incorporation or these By-laws, the Board of Directors shall have authority to fix the compensation of directors, including fees and reimbursement of expenses, except that no compensation shall be paid to directors who are employees of the Corporation.
          Section 14. Majority Election of Directors. At a meeting of stockholders a nominee for director shall be elected to the Board of Directors if the votes cast for such nominee’s election exceed the votes cast against such nominee’s election; provided, however, that directors shall be elected by a plurality of the votes cast at any meeting of stockholders for which (i) the Secretary of the Corporation receives a notice that a stockholder has nominated a person for election to the Board of Directors in compliance with the advance notice requirements for stockholder nominees for director set forth in Section 15 of this Article III and (ii) such nomination has not been withdrawn by such nominating stockholder on or prior to the day next preceding the date the Corporation first delivers its notice of meeting for such meeting to stockholders. If directors are to be elected by a plurality of the votes cast, stockholders shall not be permitted to vote against any nominee for director.
          Section 15. Nomination of Directors. Nominations for the election of directors at a meeting of stockholders may be made by the Board of Directors or by a nominating committee appointed by the Board of Directors or by any stockholder entitled to vote in such election of directors. However, any stockholder entitled to vote in the election of directors may so nominate a director only if written notice of such stockholder’s intent to make such nomination or nominations has been given, either by personal delivery or by United States mail, postage prepaid, to the Secretary of the Corporation not later than, (i) with respect to an election of directors at an annual meeting of stockholders (except as provided in clause (ii) of this Section 15), 90 days prior to the first anniversary of the preceding year’s annual meeting, and (ii) with respect to an election to be held at a special meeting of stockholders or at an annual meeting of stockholders advanced more than 30 days before or delayed more than 60 days after the first anniversary of the preceding year’s annual meeting, the close of business on the seventh day following the date on which notice of such meeting is first given to stockholders. In no event shall the adjournment of a meeting of stockholders commence a new time period for the giving of a stockholder’s notice as described herein.
          Each such notice shall set forth:
          (a) the name and address of the stockholder who intends to make the nomination at a meeting of stockholders and of the person or persons to be nominated;
          (b) a representation that the stockholder is a holder of record of stock of the Corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice;
          (c) a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the stockholder;
          (d) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had the nominee been nominated or intended to be nominated by the Board of Directors;
          (e) a signed statement of consent of each nominee to serve as a director of the Corporation if so elected; and
          (f) a statement that such person, if elected, intends to tender promptly following such person’s election (or reelection) an irrevocable resignation in the form then set forth in the Corporation’s Corporate Governance Principles effective upon such person’s failure to receive the required vote for election at any subsequent meeting at which such person faces election and upon acceptance of such resignation by the Board of Directors, in accordance with the Corporation’s Corporate Governance Principles.

     The chairman of the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedure.
ARTICLE IV
OFFICERS
          Section 1. Principal Officers. The principal officers of the Corporation shall be a Chairman of the Board of Directors, a President, one or more Vice Presidents, a Treasurer and a Secretary, who shall have the duty, among other things, to record the proceedings of the meetings of stockholders and directors in a book kept for that purpose. The Corporation may also have such other principal officers, including one or more Controllers, as the Board of Directors may in its discretion appoint. One person may simultaneously hold and perform the duties of any two or more offices, except that no one person shall simultaneously hold or perform the duties of the offices of Chairman of the Board and Secretary.
          Section 2. Election, Term of Office and Compensation. The principal officers of the Corporation shall be elected annually by the Board of Directors at the annual meeting thereof. Each such officer shall hold office until his or her successor is duly elected and qualified or until his or her earlier death, resignation or removal. The Board of Directors shall have authority to fix the compensation of all officers of the Corporation. Any vacancy in any office shall be filled in such manner as the Board of Directors shall determine.
          Section 3. Subordinate Officers. In addition to the principal officers enumerated in Section 1 of this Article IV, the Corporation may have one or more Assistant Treasurers, Assistant Secretaries and Assistant Controllers and such other subordinate officers, agents and employees as the Board of Directors may deem necessary, each of whom shall hold office, agency or employment for such period as the Board of Directors may from time to time determine. The Board of Directors may delegate to any principal officer the power to appoint and to remove any such subordinate officers, agents or employees.
          Section 4. Removal. Except as otherwise permitted with respect to subordinate officers, any officer may be removed with or without cause at any time by resolution adopted by the Board of Directors.
          Section 5. Resignations. Any officer may resign at any time by giving written notice to the Board of Directors (or to a principal officer if the Board of Directors has delegated to such principal officer the power to appoint and remove such officer). The resignation of any officer shall take effect upon receipt of notice thereof or at such later time as shall be specified in such notice, and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.
          Section 6. Powers and Duties. The Board of Directors may designate an officer as the Chief Executive Officer. The Chief Executive Officer shall, subject to the direction and oversight of the Board of Directors, be the general manager of and supervise and direct the business and affairs of the Corporation and the conduct of the officers of the Corporation. The other officers of the Corporation shall have such powers and perform such duties incident to each of their respective offices and such other duties as may from time to time be conferred upon or assigned to them by the Board of Directors.
ARTICLE V
GENERAL PROVISIONS
          Section 1. Fixing the Record Date.
          (a) In order that the Corporation may determine the stockholders: entitled to receive notice of or to vote at any meeting of stockholders or any adjournment thereof; to express consent to corporate action in writing without a meeting; to receive payment of any dividend or other distribution or allotment of any rights; or to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix in advance a record date, which shall not be more than 60 days or less than 10 days before the date of such meeting, nor more than 60 days prior to any other action. A determination of stockholders of record entitled to receive notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.
          (b) If no record date is fixed by the Board of Directors:
          (i) The record date for determining stockholders entitled to receive notice of or to vote at a meeting of stockholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held; and
          (ii) The record date for determining stockholders for any other purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.
          Section 2. Dividends. Subject to limitations contained in Delaware Law and the Certificate of Incorporation, the Board of Directors may declare and pay dividends upon the shares of capital stock of the Corporation, which dividends may be paid either in cash, in property or in shares of the capital stock of the Corporation.
          Section 3. Fiscal Year. The fiscal year of the Corporation shall commence on December 1 and end on November 30 of each year.
          Section 4. Corporate Seal. The corporate seal shall have inscribed thereon the name of the Corporation, the year of its organization and the words “Corporate Seal, Delaware”.

The seal may be used by causing it or a facsimile thereof to be impressed, affixed or otherwise reproduced.
          Section 5. Voting of Stock Owned by the Corporation. The Board of Directors may authorize any person, on behalf of the Corporation, to attend, vote and grant proxies to be used at any meeting of stockholders of any corporation (except this Corporation) in which the Corporation may hold stock.