Form 10-Q
period 2007-05-31
KB HOME
filed 2007-07-10
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2007.
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of May 31, 2007.
Common stock, par value $1.00 per share, 89,514,200 shares outstanding, including 12,314,882 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 25,358,823 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts — Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2007	2006	2007	2006
Total revenues	$2,802,046	$4,084,546	$1,413,208	$2,202,275

Construction:
Revenues	$2,794,635	$4,075,362	$1,409,986	$2,197,417
Construction and land costs	(2,655,684)	(3,031,710)	(1,479,405)	(1,636,331)
Selling, general and administrative expenses	(398,807)	(504,999)	(193,585)	(267,554)

Operating income (loss)	(259,856)	538,653	(263,004)	293,532

Interest income	10,268	2,015	5,600	1,009
Interest expense, net of amounts capitalized	—	(13,337)	—	(9,157)
Equity in pretax loss of unconsolidated joint ventures	(41,700)	(1,198)	(39,495)	(2,740)

Construction pretax income (loss)	(291,288)	526,133	(296,899)	282,644

Financial services:
Revenues	7,411	9,184	3,222	4,858
Expenses	(2,411)	(3,237)	(1,071)	(1,490)
Equity in pretax income of unconsolidated joint venture	10,191	3,867	3,396	2,717

Financial services pretax income	15,191	9,814	5,547	6,085

Income (loss) from continuing operations before income taxes	(276,097)	535,947	(291,352)	288,729

Income tax benefit (expense)	112,600	(192,400)	117,200	(104,300)

Income (loss) from continuing operations	(163,497)	343,547	(174,152)	184,429

Income from discontinued operations, net of income taxes	42,348	35,232	25,466	21,016

Net income (loss)	$(121,149)	$378,779	$(148,686)	$205,445

Basic earnings (loss) per share
Continuing operations	$(2.12)	$4.28	$(2.26)	$2.33
Discontinued operations	.55	.44	.33	.26

Basic earnings (loss) per share	$(1.57)	$4.72	$(1.93)	$2.59

Diluted earnings (loss) per share
Continuing operations	$(2.12)	$4.04	$(2.26)	$2.20
Discontinued operations	.55	.41	.33	.25

Diluted earnings (loss) per share	$(1.57)	$4.45	$(1.93)	$2.45

Basic average shares outstanding	77,046	80,268	77,102	79,522

Diluted average shares outstanding	77,046	85,112	77,102	83,978

Cash dividends per common share	$.50	$.50	$.25	$.25

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	May 31,	November 30,
	2007	2006
Assets

Construction:
Cash and cash equivalents	$272,088	$550,487
Trade and other receivables	235,274	224,077
Inventories	5,238,312	5,751,643
Investments in unconsolidated joint ventures	379,334	381,242
Deferred income taxes	548,440	430,806
Goodwill	177,333	177,333
Other assets	159,325	160,197

	7,010,106	7,675,785

Financial services	34,269	44,024

Assets of discontinued operations	1,570,084	1,394,375

Total assets	$8,614,459	$9,114,184

Liabilities and Stockholders’ Equity

Construction:
Accounts payable	$399,022	$476,689
Accrued expenses and other liabilities	1,273,373	1,600,617
Mortgages and notes payable	2,811,932	2,920,334

	4,484,327	4,997,640

Financial services	28,500	26,276

Liabilities of discontinued operations	1,322,981	1,167,520

Stockholders’ equity:
Common stock	114,873	114,649
Paid-in capital	840,272	825,958
Retained earnings	2,815,783	2,975,465
Accumulated other comprehensive income	68,153	63,197
Grantor stock ownership trust, at cost	(133,821)	(134,150)
Treasury stock, at cost	(926,609)	(922,371)

Total stockholders’ equity	2,778,651	2,922,748

Total liabilities and stockholders’ equity	$8,614,459	$9,114,184

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Six Months Ended May 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(121,149)	$378,779
Income from discontinued operations, net of income taxes	(42,348)	(35,232)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in pretax loss (income) of unconsolidated joint ventures	41,804	(2,669)
Distributions of earnings from unconsolidated joint ventures	12,427	1,866
Amortization of discounts and issuance costs	1,274	1,187
Depreciation and amortization	9,060	9,231
Provision for deferred income taxes	(117,634)	(1,190)
Excess tax benefit associated with exercise of stock options	(705)	(8,192)
Stock-based compensation expense	3,561	10,439
Inventory impairments and land option cost write-offs	316,882	19,359
Change in assets and liabilities:
Receivables	(9,104)	6,922
Inventories	76,307	(1,097,893)
Accounts payable, accrued expenses and other liabilities	(236,394)	195,647
Other, net	2,711	3,847

Net cash used by operating activities — continuing operations	(63,308)	(517,899)
Net cash provided by operating activities — discontinued operations	186,734	63,352

Net cash provided (used) by operating activities	123,426	(454,547)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(86,730)	(111,344)
Purchases of property and equipment, net	(3,891)	(8,848)
Other, net	—	34

Net cash used by investing activities – continuing operations	(90,621)	(120,158)
Net cash used by investing activities – discontinued operations	(14,720)	(2,542)

Net cash used by investing activities	(105,341)	(122,700)

Cash flows from financing activities:
Net proceeds from credit agreements and other short term borrowings	—	332,200
Proceeds from term loan	—	400,000
Proceeds from issuance of senior notes	—	298,458
Payments on mortgages, land contracts and other loans	(113,246)	(21,826)
Issuance of common stock under employee stock plans	8,276	58,082
Excess tax benefit associated with exercise of stock options	705	8,192
Payments of cash dividends	(38,533)	(39,726)
Repurchases of common stock	(4,238)	(299,949)

Net cash provided (used) by financing activities – continuing operations	(147,036)	735,431
Net cash used by financing activities – discontinued operations	(172,550)	(56,591)

Net cash provided (used) by financing activities	(319,586)	678,840

Net increase (decrease) in cash and cash equivalents	(301,501)	101,593
Cash and cash equivalents, beginning of period	654,628	153,990

Cash and cash equivalents, end of period	$353,127	$255,583

Summary of cash and cash equivalents:
Construction	$272,088	$147,756
Financial services	14,951	25,065
Discontinued operations	66,088	82,762

Total cash and cash equivalents	$353,127	$255,583

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

In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of May 31, 2007, the results of its consolidated operations for the six months and three months ended May 31, 2007 and 2006, and its consolidated cash flows for the six months ended May 31, 2007 and 2006. The results of operations for the six months and three months ended May 31, 2007 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2006 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2006, which are contained in the Company’s 2006 Annual Report on Form 10-K. However, beginning with this report, the Company’s French operations, which were sold on July 10, 2007, are presented as discontinued operations and financial results of prior periods have been reclassified to conform to this new presentation.

Earnings per share

Basic earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period including all potentially dilutive shares issuable under outstanding stock options. Stock options are not considered in the diluted earnings per share calculation when the Company has a loss from continuing operations. The anti-dilutive stock options excluded from the computation of diluted earnings per share for the three months and six months ended May 31, 2007 totaled 3.1 million and 3.4 million, respectively.

The following table presents a reconciliation of average shares outstanding (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2007	2006	2007	2006
Basic average shares outstanding	77,046	80,268	77,102	79,522
Net effect of stock options assumed to be exercised	—	4,844	—	4,456

Diluted average shares outstanding	77,046	85,112	77,102	83,978

Comprehensive Income

The following table presents the components of comprehensive income (loss) (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2007	2006	2007	2006
Net income (loss)	$(121,149)	$378,779	$(148,686)	$205,445
Foreign currency translation adjustment	4,956	23,908	5,353	20,821

Comprehensive income (loss)	$(116,193)	$402,687	$(143,333)	$226,266

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Significant Accounting Policies (continued)

The accumulated balances of other comprehensive income in the balance sheets as of May 31, 2007 and November 30, 2006 are comprised solely of cumulative foreign currency translation adjustments of $68.2 million and $63.2 million, respectively, related to the French discontinued operations.

Reclassifications and Restatement

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the 2007 presentation. Also, prior period amounts have been restated, as described in the Company’s 2006 Annual Report on Form 10-K.

2.	Stock-Based Compensation

Effective December 1, 2005, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months and six months ended May 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and (b) compensation cost for all share-based payments granted subsequent to December 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The fair value for each option was estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock option grants to employees during the three months or six months ended May 31, 2007.

The following table summarizes the stock options outstanding as of May 31, 2007 as well as activity during the six months then ended:

		Weighted
		Average Exercise
	Options	Price
Options outstanding, beginning of period	8,354,276	$28.71
Exercised	(224,419)	26.15
Cancelled	(515,749)	34.64

Options outstanding, end of period	7,614,108	29.84

Options exercisable, end of period	6,810,438	$27.33

As of May 31, 2007, the weighted average remaining contractual life of both options outstanding and options exercisable was 10.6 years. There was $4.8 million of total unrecognized compensation cost related to unvested stock option awards as of May 31, 2007. For the three months ended May 31, 2007 and 2006, stock-based compensation expense totaled $1.7 million and $4.8 million, respectively. For the six months ended May 31, 2007 and 2006, stock-based compensation expense totaled $3.5 million and $10.4 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable was $131.4 million and $129.8 million, respectively, as of May 31, 2007. (The intrinsic value of a stock option is the amount by which the market value of a share of the Company’s common stock exceeds the exercise price of the option.) The intrinsic value of stock options exercised during the six months ended May 31, 2007 was $4.2 million. Based on the irrevocable election of each of the Company’s non-employee directors to receive payouts in cash of all

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Stock-Based Compensation (continued)

outstanding stock-based awards granted to them under the Company’s Non-Employee Director Stock Plan, stock option awards granted to such directors have been deducted from the aggregate number of stock options outstanding. A total of 371,399 options were cancelled as a result of this election. The effect of the director election on the Company’s diluted average shares outstanding and related diluted earnings (loss) per share is not material.

3.	Financial Services

Financial information related to the Company’s financial services segment is as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2007	2006	2007	2006
Revenues:
Interest income	$83	$117	$40	$62
Title services	2,639	3,168	1,222	1,907
Insurance commissions	4,100	4,419	1,903	2,146
Escrow coordination fees	589	1,480	57	743

Total revenues	7,411	9,184	3,222	4,858

Expenses:
Interest	—	(29)	—	(14)
General and administrative	(2,411)	(3,208)	(1,071)	(1,476)

	5,000	5,947	2,151	3,368

Equity in pretax income of unconsolidated joint venture	10,191	3,867	3,396	2,717

Pretax income	$15,191	$9,814	$5,547	$6,085

	May 31,	November 30,
	2007	2006
Assets
Cash and cash equivalents	$14,951	$15,417
First mortgages held under commitments of sale and other	819	2,911
Investment in unconsolidated joint venture	18,396	25,296
Other assets	103	400

Total assets	$34,269	$44,024

Liabilities
Accounts payable and accrued expenses	$28,500	$26,276

Total liabilities	$28,500	$26,276

4.	Inventories

Inventories consist of the following (in thousands):

	May 31,	November 30,
	2007	2006
Homes, lots and improvements in production	$3,960,624	$3,834,969
Land under development	1,277,688	1,916,674

Total inventories	$5,238,312	$5,751,643

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Inventories (continued)
The Company’s interest costs are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2007	2006	2007	2006
Capitalized interest, beginning of period	$326,250	$228,163	$357,515	$251,563
Interest incurred	102,889	100,905	51,340	55,359
Interest expensed	—	(13,337)	—	(9,157)
Interest amortized	(53,598)	(51,732)	(27,825)	(28,951)
Discontinued operations	4,024	4,100	(1,465)	(715)

Capitalized interest, end of period	$379,565	$268,099	$379,565	$268,099

5.	Impairments and Abandonments

The Company evaluates its inventory and joint venture investments for recoverability in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) on a quarterly basis, or more frequently if impairment indicators exist. During the three months ended May 31, 2007, the Company recognized a non-cash charge of $261.2 million for the impairment of inventory. During the six months ended May 31, 2007, the inventory impairment charge recorded by the Company totaled $266.3 million. The impaired inventory is located in markets where conditions have become increasingly challenging, mainly as a result of excess supply of inventory in the marketplace combined with housing affordability issues and tighter credit conditions that are keeping prospective buyers out of the market. During the second quarter of 2007, competition and pricing pressure intensified in certain of the Company’s markets and caused a decline in the fair value of certain inventory positions and prompted changes in the Company’s strategy concerning projects that no longer met its internal investment standards. The Company also recognized non-cash charges of $41.3 million in the three months and six months ended May 31, 2007 associated with the impairment of its investment in certain unconsolidated joint ventures which operate in markets that have become increasingly difficult. There were no inventory or joint venture impairment charges in the three months or six months ended May 31, 2006.

From time to time, the Company will write off costs, including earnest money deposits and pre-acquisition costs, associated with land purchase option contracts which the Company no longer plans to exercise due to market conditions and/or changes in market strategy. During the three months ended May 31, 2007 and 2006, the Company recognized abandonment charges associated with land purchase option contracts of $5.7 million and $11.4 million, respectively. During the six months ended May 31, 2007 and 2006, the Company’s abandonment charges totaled $9.3 million and $19.4 million, respectively.

The inventory impairment charges and land option contract abandonment charges are included in construction and land costs in the Company’s consolidated statements of operations. The joint venture impairment charges are included in equity in pretax loss from unconsolidated joint ventures in the Company’s consolidated statements of operations.

6.	Consolidation of Variable Interest Entities

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Consolidation of Variable Interest Entities (continued)

(“FASB Interpretation No. 46(R)”), certain of the Company’s land option contracts may create a variable interest for the Company, with the land seller being identified as a variable interest entity (“VIE”).

In compliance with FASB Interpretation No. 46(R), the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $49.8 million to inventory and other liabilities in the Company’s consolidated balance sheet at May 31, 2007. The Company’s cash deposits related to these land option contracts totaled $7.1 million at May 31, 2007. Creditors, if any, of these VIEs have no recourse against the Company. As of May 31, 2007, excluding consolidated VIEs, the Company had cash deposits totaling $86.5 million which were associated with land option contracts having an aggregate purchase price of $1.88 billion.

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

The changes in the Company’s warranty liability are as follows (in thousands):

	Six Months Ended May 31,
	2007	2006
Balance, beginning of period	$152,467	$131,875
Warranties issued	26,478	33,766
Payments and adjustments	(26,863)	(30,997)
Discontinued operations	(11,407)	(9,372)

Balance, end of period	$140,675	$125,272

In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales, land sales and commercial construction that may be affected by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Based on historical experience, the Company does not believe any of these representations, warranties or guarantees would result in a material effect on its consolidated financial position or results of operations.

The Company is often required to obtain bonds and letters of credit in support of its obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water, among other things. At May 31, 2007, the Company had outstanding approximately $1.15 billion and $307.9 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Commitments and Contingencies (continued)

credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.

Borrowings outstanding and letters of credit issued under the Company’s $1.50 billion unsecured revolving credit facility (the “$1.5 Billion Credit Facility”) are guaranteed by certain of the Company’s domestic subsidiaries (“the Guarantor Subsidiaries”).

Under the terms of the Company’s $1.5 Billion Credit Facility and its $400 million term loan, the Company covenants, among other things, to maintain certain financial statement ratios. The Company was in compliance with all such debt covenants as of May 31, 2007. However, based on its current forecast, the Company believes it may not meet its required interest coverage ratio covenant as of August 31, 2007. The interest coverage ratio measures the Company’s consolidated earnings relative to debt interest expense. The Company is currently in the process of negotiating an amendment to its $1.5 Billion Credit Facility to lower the required interest coverage ratio covenant, which is expected to be completed by the end of July 2007. If the amendment is completed as planned, the Company believes that it will remain in compliance with all required covenants under the $1.5 Billion Credit Facility. If the amendment to the $1.5 Billion Credit Facility is not completed as planned, the Company intends to seek a waiver or consent with respect to the interest coverage ratio covenant or restructure the $1.5 Billion Credit Facility. The Company is currently evaluating its options with regard to the $400 million term loan, including amending or repaying the loan. As of May 31, 2007, there were no borrowings outstanding under the $1.5 Billion Credit Facility; however, due to $307.9 million of letters of credit outstanding, the available capacity as of May 31, 2007 was $1.19 billion.

The Company conducts a portion of its land acquisition, development and other residential activities through participation in unconsolidated joint ventures in which it holds less than a controlling interest. These unconsolidated joint ventures had total assets of $2.80 billion and outstanding secured construction debt of approximately $1.67 billion at May 31, 2007. In certain instances, the Company or its subsidiaries provide varying levels of guarantees on the debt of unconsolidated joint ventures. When the Company or its subsidiaries provide a guarantee, an unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At May 31, 2007, the Company had payment guarantees related to the third-party debt of three of its unconsolidated joint ventures. One of the unconsolidated joint ventures had aggregate third-party debt of $435.1 million at May 31, 2007, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or approximately $211.0 million. The remaining two unconsolidated joint ventures had total third-party debt of $15.7 million at May 31, 2007, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of these payment guarantees was 50% or $7.8 million. The Company’s pro rata share of limited maintenance guarantees of unconsolidated entity debt totaled $132.7 million at May 31, 2007. The limited maintenance guarantees apply only if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. When the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture and entitle the Company to receive a greater aggregate amount of the funds any such unconsolidated joint venture may distribute.

8.	Discontinued Operations

On May 22, 2007, the Company agreed to sell its entire 49% equity interest in its publicly-traded French subsidiary, Kaufman & Broad SA (“KBSA”) pursuant to a share purchase agreement (the “Share Purchase Agreement”) it entered into with Financière Gaillon 8 SAS (the “Purchaser”), an affiliate of PAI partners, a European private equity firm, and three of the Company’s wholly-owned domestic subsidiaries: Kaufman and Broad Development Group, International Mortgage Acceptance Corporation, and Kaufman and Broad International, Inc. (collectively, the “Selling Subsidiaries”). Under the Share Purchase Agreement, the Purchaser agreed to acquire the entire 49% equity interest (representing 10,921,954 shares, which were held collectively by the Selling Subsidiaries) at a price of 55.00 euros per share. The purchase price consisted of

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Discontinued Operations (continued)

50.17 euros per share paid by the Purchaser in cash, and a cash dividend of 4.83 euros per share paid by KBSA upon the approval of KBSA’s board of directors. The transaction closed on July 10, 2007 and generated total gross proceeds of approximately $800 million, with the gain from the sale recognized on the closing date.

As a result of the sale, the French operations, which had previously been presented as a separate construction segment, are included in discontinued operations in the consolidated statements of operations, and any assets and liabilities related to these discontinued operations have been presented separately on the consolidated balance sheets, and any cash flows related to these discontinued operations have been presented separately in the consolidated statements of cash flows. All prior period information has been reclassified to be consistent with the current period presentation.

The following amounts related to the French operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2007	2006	2007	2006
Construction:
Revenues	$843,598	$699,175	$465,202	$389,796
Construction and land costs	(626,583)	(507,794)	(346,826)	(284,858)
Selling, general and administrative expenses	(114,673)	(115,964)	(56,910)	(57,724)

Operating income	102,342	75,417	61,466	47,214

Interest income	1,008	278	706	104
Interest expense, net of amounts capitalized	—	(1,682)	—	(1,109)
Minority interests	(38,457)	(29,616)	(22,988)	(17,915)
Equity in pretax income of unconsolidated joint ventures	3,455	6,635	2,282	2,422

Income from discontinued operations before income taxes	68,348	51,032	41,466	30,716

Income tax expense	(26,000)	(15,800)	(16,000)	(9,700)

Income from discontinued operations, net of income taxes	$42,348	$35,232	$25,466	$21,016

The following is a summary of the assets and liabilities of the French discontinued operations. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables and payables between the French discontinued operations and the Company (in thousands).

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Discontinued Operations (continued)

	May 31,	November 30,
	2007	2006
Assets
Cash	$66,088	$88,724
Trade and other receivables	525,797	435,520
Inventories	800,024	703,120
Investments in unconsolidated joint ventures	25,798	16,489
Goodwill	57,386	56,482
Other assets	94,991	94,040

Total assets	$1,570,084	$1,394,375

Liabilities
Accounts payable	$606,300	$594,576
Accrued expenses and other liabilities	143,390	183,580
Mortgages and notes payable	364,692	205,469

	1,114,382	983,625

Minority interests	208,599	183,895

Total liabilities	$1,322,981	$1,167,520

The Company also has cumulative foreign currency translation adjustments of $68.2 million and $63.2 million related to the French discontinued operations as of May 31, 2007 and November 30, 2006, respectively, that are included in stockholder’s equity.

9.	Legal Matters

Derivative Litigation

On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans. Defendants have not yet responded to the complaints. The Company and the parties agreed to a stipulation and proposed order that was submitted to the court on January 5, 2007, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, the Company’s former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect, and that the order would be effective upon entry by the court and expire on March 31, 2007, unless otherwise agreed in writing. The court entered the order on January 22, 2007, and the parties subsequently did agree to extend the order, which now expires on August 1, 2007. In connection with the entry of this order, the plaintiffs agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and orders effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007. The parties may extend the agreement that options will not be exercised by the Company’s former Chairman and Chief Executive Officer beyond the current August 1, 2007 expiration date.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Legal Matters (continued)

On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On January 9, 2007, plaintiffs filed a consolidated complaint. All defendants filed motions to dismiss the complaint on April 2, 2007. Subsequently, plaintiffs filed a motion for partial summary judgment against certain of the defendants. Pursuant to a stipulated order, the motions to dismiss and the motion of partial summary judgment were taken off calendar to permit the parties to explore settlement via mediation. The stipulation provides that unless otherwise agreed to by the parties or ordered by the court, the motions shall be back on calendar as of mid-August. Discovery has not commenced.

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

ERISA Litigation

A complaint dated March 14, 2007 in an action brought under Section 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., was filed in the United States District Court for the Central District of California. The action is brought against the Company, its directors, and certain of its current and former officers. Plaintiffs allege that they are bringing the action on behalf of all participants in the Company’s 401(k) Savings Plan (the “401(k) Plan”). Plaintiffs allege that the defendants breached their fiduciary duties to members of the 401(k) Plan by virtue of issuing backdated option grants and by failing to disclose this information to the 401(k) Plan participants. Plaintiffs claim that this conduct unjustly enriched certain defendants to the detriment of the 401(k) Plan and its participants, and caused the 401(k) Plan to invest in the Company’s securities at allegedly artificially inflated prices. The action purports to assert three causes of action for various alleged breaches of fiduciary duty. The Company has agreed to accept service of the complaint, and a response is due by July 18, 2007.

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Stockholders’ Equity

The Company’s board of directors authorized a share repurchase program on December 8, 2005 under which the Company may repurchase up to 10 million shares of its common stock. Acquisitions under the share repurchase program may be made in open market or private transactions and will be made from time to time at management’s discretion based on its assessment of market conditions and buying opportunities. The Company did not repurchase any equity securities under its share repurchase program during the six months ended May 31, 2007. At May 31, 2007, the Company was authorized to repurchase four million shares under the December 8, 2005 board authorization. The Company acquired $4.2 million of common stock in the first six months of 2007 in connection with the satisfaction of employee withholding taxes on vested restricted stock.

11.	Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure certain financial assets and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159; however, it is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

12.	Segment Information

As of May 31, 2007, the Company has identified five reporting segments, comprised of four construction reporting segments and one financial services segment, within its consolidated continuing operations in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s construction reporting segments are: West Coast, Southwest, Central and Southeast. The reporting segments have construction operations in the following U.S. states:

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

Prior to the fourth quarter of 2006, the Company’s construction operations had been aggregated into a single reporting segment. In the fourth quarter of 2006, the Company reassessed the aggregation of its operating segments and, as a result, revised its reporting segments. In the second quarter of 2007, the Company entered into the Share Purchase Agreement to sell its entire 49% equity interest in its publicly-traded French subsidiary, KBSA, which resulted in the reclassification of the Company’s French construction segment to discontinued operations. Accordingly, the Company has restated the prior year reportable segment information presented herein to conform to the current year presentation.

The Company’s financial services reporting segment provides title, insurance and escrow coordination services and, indirectly through Countrywide KB Home Loans, a joint venture with Countrywide Financial Corporation, mortgage banking services to the Company’s homebuyers. The Company’s financial services segment operates in the same markets as the Company’s construction reporting segments.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Segment Information (continued)

The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2007	2006	2007	2006
Revenues:
West Coast	$922,296	$1,494,345	$501,817	$790,904
Southwest	671,698	1,082,142	332,202	583,139
Central	449,340	642,322	216,678	353,433
Southeast	751,301	856,553	359,289	469,941

Total construction revenues	2,794,635	4,075,362	1,409,986	2,197,417
Financial services	7,411	9,184	3,222	4,858

Total revenues	$2,802,046	$4,084,546	$1,413,208	$2,202,275

Income (loss) from continuing operations before income taxes:
West Coast	$(181,716)	$277,794	$(196,289)	$142,983
Southwest	29,574	250,974	(2,141)	128,286
Central	(33,405)	625	(18,894)	4,387
Southeast	(38,857)	92,351	(47,807)	51,821
Corporate and other (a)	(66,884)	(95,611)	(31,768)	(44,833)

Total construction pretax income (loss)	(291,288)	526,133	(296,899)	282,644
Financial services	15,191	9,814	5,547	6,085

Income (loss) from continuing operations before income taxes	$(276,097)	$535,947	$(291,352)	$288,729

Construction interest cost:
West Coast	$14,047	$9,340	$11,121	$7,315
Southwest	17,265	21,915	8,230	11,915
Central	11,107	15,266	6,178	8,979
Southeast	9,727	10,689	4,705	6,324
Corporate and other	1,452	7,859	(2,409)	3,575

Total construction interest cost (b)	$53,598	$65,069	$27,825	$38,108

Financial services interest income, net	$83	$88	$40	$48

(a)	Corporate and other includes corporate general and administrative expenses.

(b)	Construction interest cost for the three months ended May 31, 2007 and 2006 includes $27.8 million and $29.0 million, respectively, of interest amortized in construction and land costs. Construction interest cost for the six months ended May 31, 2007 and 2006 includes $53.6 million and $51.7 million, respectively, of interest amortized in construction and land costs. Construction interest cost for the three months and six months ended May 31, 2006 also includes interest expense of $9.2 million and $13.3 million, respectively.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Segment Information (continued)

	Six Months Ended May 31,		Three Months Ended May 31,
	2007	2006	2007	2006
Equity in pretax income (loss) of unconsolidated joint ventures:
West Coast	$(3,715)	$716	$(2,627)	$(912)
Southwest	5,269	(50)	5,207	(67)
Central	(1,740)	(1,409)	(1,311)	(1,458)
Southeast	(37,469)	(496)	(37,195)	(322)
Corporate and other	(4,045)	41	(3,569)	19

Total construction equity in pretax loss of unconsolidated joint ventures	$(41,700)	$(1,198)	$(39,495)	$(2,740)

Financial services	$10,191	$3,867	$3,396	$2,717

	May 31, 2007	November 30, 2006
Assets:
West Coast	$2,474,577	$2,851,364
Southwest	1,190,540	1,306,219
Central	767,859	853,873
Southeast	1,385,508	1,466,198
Corporate and other	1,191,622	1,198,131

Total construction assets	$7,010,106	$7,675,785

Financial services	$34,269	$44,024

Investments in unconsolidated joint ventures:
West Coast	$67,634	$48,013
Southwest	174,123	174,168
Central	11,587	14,344
Southeast	119,356	144,717
Corporate and other	6,634	—

Total construction investments unconsolidated joint ventures	$379,334	$381,242

Financial services	$18,396	$25,296

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2007	2006
Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$7,819	$8,425
Income taxes paid	13,670	212,285

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$4,139	$85,803
Increase (decrease) in consolidated inventories not owned	(165,588)	124,716

14.	Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under certain debt instruments are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by the Company. The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented. The Condensed Consolidating Statements of Operations for the three months and six months ended May 31, 2006 and the Condensed Consolidating Statement of Cash Flows for the six months ended May 31, 2006 have been restated, as described in the 2006 Annual Report on Form 10-K. In addition, beginning with this report, the Company’s French operations, which were sold on July 10, 2007, are presented as discontinued operations and financial results of prior periods have been reclassified to conform to this new presentation.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Operations Six Months Ended May 31, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$2,081,509	$720,537	$—	$2,802,046

Construction:
Revenues	$—	$2,081,509	$713,126	$—	$2,794,635
Construction and land costs	—	(2,020,276)	(635,408)	—	(2,655,684)
Selling, general and administrative expenses	(58,734)	(239,512)	(100,561)	—	(398,807)

Operating loss	(58,734)	(178,279)	(22,843)	—	(259,856)
Interest income (expense), net of amounts capitalized	96,731	(78,185)	(18,546)	—	—
Other income (expense)	7,006	4,430	(42,868)	—	(31,432)

Construction pretax income (loss)	45,003	(252,034)	(84,257)	—	(291,288)

Financial services pretax income	—	—	15,191	—	15,191

Income (loss) from continuing operations before income taxes	45,003	(252,034)	(69,066)	—	(276,097)
Income tax benefit (expense)	(18,400)	102,800	28,200	—	112,600

Income (loss) from continuing operations before equity in net income (loss) of subsidiaries	26,603	(149,234)	(40,866)	—	(163,497)
Income from discontinued operations, net of income taxes	—	—	42,348	—	42,348

Income (loss) before equity in net income (loss) of subsidiaries	26,603	(149,234)	1,482	—	(121,149)

Equity in net income (loss) of subsidiaries:
Continuing operations	(190,100)	—	—	190,100	—
Discontinued operations	42,348	—	—	(42,348)	—

Net income (loss)	$(121,149)	$(149,234)	$1,482	$147,752	$(121,149)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Operations Six Months Ended May 31, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$3,256,116	$828,430	$—	$4,084,546

Construction:
Revenues	$—	$3,256,116	$819,246	$—	$4,075,362
Construction and land costs	—	(2,372,085)	(659,625)	—	(3,031,710)
Selling, general and administrative expenses	(79,339)	(313,545)	(112,115)	—	(504,999)

Operating income (loss)	(79,339)	570,486	47,506	—	538,653
Interest income (expense), net of amounts capitalized	104,786	(88,798)	(29,325)	—	(13,337)
Other income (expense)	45	2,540	(1,768)	—	817

Construction pretax income	25,492	484,228	16,413	—	526,133

Financial services pretax income	—	—	9,814	—	9,814

Income from continuing operations before income taxes	25,492	484,228	26,227	—	535,947
Income tax expense	(9,200)	(173,800)	(9,400)	—	(192,400)

Income from continuing operations before equity in net income of subsidiaries	16,292	310,428	16,827	—	343,547
Income from discontinued operations, net of income taxes	—	—	35,232	—	35,232

Income before equity in net income of subsidiaries	16,292	310,428	52,059	—	378,779

Equity in net income of subsidiaries:
Continuing operations	327,255	—	—	(327,255)	—
Discontinued operations	35,232	—	—	(35,232)	—

Net income	$378,779	$310,428	$52,059	$(362,487)	$378,779

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Supplemental Guarantor Information (continued) Condensed Consolidating Statements of Operations Three Months Ended May 31, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$1,063,545	$349,663	$—	$1,413,208

Construction:
Revenues	$—	$1,063,545	$346,441	$—	$1,409,986
Construction and land costs	—	(1,166,530)	(312,875)	—	(1,479,405)
Selling, general and administrative expenses	(28,767)	(113,353)	(51,465)	—	(193,585)

Operating loss	(28,767)	(216,338)	(17,899)	—	(263,004)
Interest income (expense), net of amounts capitalized	50,856	(44,518)	(6,338)	—	—
Other income (expense)	3,805	4,307	(42,007)	—	(33,895)

Construction pretax income (loss)	25,984	(256,549)	(66,244)	—	(296,899)

Financial services pretax income	—	—	5,547	—	5,547

Income (loss) from continuing operations before income taxes	25,894	(256,549)	(60,697)	—	(291,352)
Income tax benefit (expense)	(10,400)	103,200	24,400	—	117,200

Income (loss) from continuing operations before equity in net income (loss) of subsidiaries	15,494	(153,349)	(36,297)	—	(174,152)
Income from discontinued operations, net of income taxes	—	—	25,466	—	25,466

Income (loss) before equity in net income (loss) of subsidiaries	15,494	(153,349)	(10,831)	—	(148,686)

Equity in net income (loss) of subsidiaries:
Continuing operations	(189,646)	—	—	189,646	—
Discontinued operations	25,466	—	—	(25,466)	—

Net loss	$(148,686)	$(153,349)	$(10,831)	$164,180	$(148,686)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Supplemental Guarantor Information (continued) Condensed Consolidating Statements of Operations Three Months Ended May 31, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$1,770,934	$431,341	$—	$2,202,275

Construction:
Revenues	$—	$1,770,934	$426,483	$—	$2,197,417
Construction and land costs	—	(1,293,095)	(343,236)	—	(1,636,331)
Selling, general and administrative expenses	(39,251)	(171,229)	(57,074)	—	(267,554)

Operating income (loss)	(39,251)	306,610	26,173	—	293,532
Interest income (expense), net of amounts capitalized	51,675	(45,093)	(15,739)	—	(9,157)
Other income (expense)	21	(57)	(1,695)	—	(1,731)

Construction pretax income	12,445	261,460	8,739	—	282,644

Financial services pretax income	—	—	6,085	—	6,085

Income from continuing operations before income taxes	12,445	261,460	14,824	—	288,729
Income tax expense	(4,500)	(94,400)	(5,400)	—	(104,300)

Income from continuing operations before equity in net income of subsidiaries	7,945	167,060	9,424	—	184,429
Income from discontinued operations, net of income taxes	—	—	21,016	—	21,016

Income before equity in net income of subsidiaries	7,945	167,060	30,440	—	205,445

Equity in net income of subsidiaries:
Continuing operations	176,484	—	—	(176,484)	—
Discontinued operations	21,016	—	—	(21,016)	—

Net income	$205,445	$167,060	$30,440	$(197,500)	$205,445

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Supplemental Guarantor Information (continued) Condensed Consolidating Balance Sheets May 31, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$288,934	$(42,479)	$25,633	$—	$272,088
Trade and other receivables	2,442	202,402	30,430	—	235,274
Inventories	—	4,155,144	1,083,168	—	5,238,312
Other assets	845,972	250,109	168,351	—	1,264,432

	1,137,348	4,565,176	1,307,582	—	7,010,106

Financial services	—	—	34,269	—	34,269
France discontinued operations	—	—	1,570,084	—	1,570,084
Investment in subsidiaries	435,488	—	—	(435,488)	—

Total assets	$1,572,836	$4,565,176	$2,911,935	$(435,488)	$8,614,459

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$369,099	$1,020,211	$283,085	$—	$1,672,395
Mortgages and notes payable	2,791,919	19,439	574	—	2,811,932

	3,161,018	1,039,650	283,659	—	4,484,327

Financial services	—	—	28,500	—	28,500
France discontinued operations	—	—	1,322,981	—	1,322,981
Intercompany	(4,366,833)	3,525,526	841,307	—	—
Stockholders’ equity	2,778,651	—	435,488	(435,488)	2,778,651

Total liabilities and stockholders’ equity	$1,572,836	$4,565,176	$2,911,935	$(435,488)	$8,614,459

November 30, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$438,628	$46,233	$65,626	$—	$550,487
Trade and other receivables	5,306	192,815	25,956	—	224,077
Inventories	—	4,589,308	1,162,335	—	5,751,643
Other assets	727,754	237,248	184,576	—	1,149,578

	1,171,688	5,065,604	1,438,493	—	7,675,785

Financial services	—	—	44,024	—	44,024
France discontinued operations	—	—	1,394,375	—	1,394,375
Investment in subsidiaries	400,691	—	—	(400,691)	—

Total assets	$1,572,379	$5,065,604	$2,876,892	$(400,691)	$9,114,184

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$427,686	$1,345,746	$303,874	$—	$2,077,306
Mortgages and notes payable	2,791,213	102,567	26,554	—	2,920,334

	3,218,899	1,448,313	330,428	—	4,997,640

Financial services	—	—	26,276	—	26,276
France discontinued operations	—	—	1,167,520	—	1,167,520
Intercompany	(4,569,268)	3,617,291	951,977	—	—
Stockholders’ equity	2,922,748	—	400,691	(400,691)	2,922,748

Total liabilities and stockholders’ equity	$1,572,379	$5,065,604	$2,876,892	$(400,691)	$9,114,184

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Supplemental Guarantor Information (continued) Condensed Consolidating Statements of Cash Flows Six Months Ended May 31, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net loss	$(121,149)	$(149,234)	$(40,866)	$190,100	$(121,149)
Income from discontinued operations, net of income taxes	—	—	(42,348)	—	(42,348)
Inventory impairments and land option cost write-offs	—	258,995	57,887	—	316,882
Adjustments to reconcile net income to net cash provided (used) by operating activities	(83,596)	(142,849)	9,752	—	(216,693)

Net cash used by operating activities — continuing operations	(204,745)	(33,088)	(15,575)	190,100	(63,308)

Net cash provided by operating activities — discontinued operations	—	—	186,734	—	186,734

Net cash provided (used) by operating activities	(204,745)	(33,088)	171,159	190,100	(123,426)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(18,759)	(67,971)	—	(86,730)
Other, net	(233)	(2,603)	(1,055)	—	(3,891)

Net cash used by investing activities — continuing operations	(233)	(21,362)	(69,026)	—	(90,621)
Net cash used by investing activities — discontinued operations	—	—	(14,720)	—	(14,720)

Net cash used by investing activities	(233)	(21,362)	(83,746)	—	(105,341)

Cash flows from financing activities:
Other, net	(34,904)	(91,730)	(20,402)	—	(147,036)
Intercompany	90,188	57,468	42,444	(190,100)	—

Net cash provided (used) by financing activities — continuing operations	55,284	(34,262)	22,042	(190,100)	(147,036)
Net cash used by financing activities — discontinued operations	—	—	(172,550)	—	(172,550)

Net cash provided (used) by financing activities	55,284	(34,262)	(150,508)	(190,100)	(319,586)

Net decrease in cash and cash equivalents	(149,694)	(88,712)	(63,095)	—	(301,501)
Cash and cash equivalents, beginning of period	438,628	46,233	169,767	—	654,628

Cash and cash equivalents, end of period	$288,934	$(42,479)	$106,672	$—	$353,127

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

14.	Supplemental Guarantor Information (continued) Six Months Ended May 31, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$378,779	$310,428	$16,827	$(327,255)	$378,779
Income from discontinued operations, net of income taxes	—	—	(35,232)	—	(35,232)
Change in inventories	—	(718,602)	(379,291)	—	(1,097,893)
Adjustments to reconcile net income to net cash used by operating activities	30,859	332,231	(126,643)	—	236,447

Net cash provided (used) by operating activities — continuing operations	409,638	(75,943)	(524,339)	(327,255)	(517,899)
Net cash provided by operating activities — discontinued operations	—	—	63,352	—	63,352

Net cash provided (used) by operating activities	409,638	(75,943)	(460,987)	(327,255)	(454,547)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(4,985)	(68,924)	(37,435)	—	(111,344)
Other, net	(3,173)	(4,034)	(1,607)	—	(8,814)

Net cash used by investing activities — continuing operations	(8,158)	(72,958)	(39,042)	—	(120,158)
Net cash used by investing activities — discontinued operations	—	—	(2,542)	—	(2,542)

Net cash used by investing activities	(8,158)	(72,958)	(41,584)	—	(122,700)

Cash flows from financing activities:
Net proceeds from credit agreements and other short-term borrowings	332,200	—	—	—	332,200
Proceeds from issuance of senior notes and term loan	698,458	—	—	—	698,458
Repurchases of common stock	(299,949)	—	—	—	(299,949)
Other, net	23,596	(8,988)	(9,886)	—	4,722
Intercompany	(1,177,705)	243,151	607,299	327,255	—

Net cash provided (used) by financing activities — continuing operations	(423,400)	234,163	597,413	327,255	735,431
Net cash used by financing activities — discontinued operations	—	—	(56,591)	—	(56,591)

Net cash provided (used) by financing activities	(423,400)	234,163	540,822	327,255	678,840

Net increase (decrease) in cash and cash equivalents	(21,920)	85,262	38,251	—	101,593
Cash and cash equivalents, beginning of period	52,851	1,288	99,851	—	153,990

Cash and cash equivalents, end of period	$30,931	$86,550	$138,102	$—	$255,583

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Subsequent Events

On June 26, 2007, the Company announced that it was calling for the redemption of all of its outstanding 9 1/2% senior subordinated notes due 2011 in the aggregate principal amount of $250 million. The redemption date is July 27, 2007 and the redemption price is 103.167% of the principal amount, plus all accrued interest to the date of redemption. The Company expects to incur a loss on the redemption primarily due to the call premium of $7.9 million and the write off of unamortized debt issuance costs of $1.1 million.

On July 10, 2007, the Company completed the sale of its French operations, as more fully described in Note 8 above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from (a) our construction operations and (b) our financial services operations. We entered into the Share Purchase Agreement in the second quarter of 2007 to sell our entire 49% equity interest in our publicly-traded French subsidiary, KBSA. The sale closed on July 10, 2007. Accordingly, our French operations are presented as discontinued operations herein and the financial results of prior periods have been reclassified to conform to this new presentation. The following table presents a summary of our results for the three months and six months ended May 31, 2007 and 2006 (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2007	2006	2007	2006
Revenues:
Construction	$2,794,635	$4,075,362	$1,409,986	$2,197,417
Financial services	7,411	9,184	3,222	4,858

Total	$2,802,046	$4,084,546	$1,413,208	$2,202,275

Pretax income (loss):
Construction	$(291,288)	$526,133	$(296,899)	$282,644
Financial services	15,191	9,814	5,547	6,085

Income (loss) from continuing operations before income taxes	(276,097)	535,947	(291,352)	288,729
Income tax benefit (expense)	112,600	(192,400)	117,200	(104,300)

Income (loss) from continuing operations	(163,497)	343,547	(174,152)	184,429
Income from discontinued operations, net of income taxes	42,348	35,232	25,466	21,016

Net income (loss)	$(121,149)	$378,779	$(148,686)	$205,445

Diluted earnings (loss) per share:
Continuing operations	$(2.12)	$4.04	$(2.26)	$2.20
Discontinued operations	.55	.41	.33	.25

Diluted earnings (loss) per share	$(1.57)	$4.45	$(1.93)	$2.45

Market conditions in the homebuilding industry remained challenging in the second quarter and first half of 2007 as an imbalance in housing supply and demand that developed in 2006, creating an excess supply of unsold new and resale homes, continued. With the prolonged market deterioration, we have experienced declining net new orders (new orders for homes less cancellations) for the past several quarters stemming from weak consumer housing demand and our efforts to reduce our inventory investments and community count to better align our operations with the market environment. As a result, while our net order comparisons showed sequential improvement in the second quarter of 2007, our current backlog levels are significantly below year-earlier levels and we delivered fewer homes and generated lower revenues in the second quarter of 2007 than in the year-earlier quarter. In addition, competition and pricing pressure intensified in many of our markets during the second quarter of 2007, prompting us to take inventory impairment charges in certain communities and abandon certain land option contracts. These conditions also compressed our gross margins and, in conjunction with changes in our product mix, reduced our average selling prices for the three months and six months ended May 31, 2007 compared with those of the year-earlier periods. The combination of fewer deliveries, lower average selling price, compressed gross margins, non-cash charges for inventory and joint venture impairments, and land option contract abandonments resulted in our posting a loss from continuing operations in the second quarter of 2007. We expect the trends in our deliveries and pricing to continue and the housing markets we serve to remain challenging for at least the remainder of 2007, significantly reducing our quarterly and full-year revenues and earnings from continuing operations compared to 2006 results.
Our total revenues of $1.41 billion for the three months ended May 31, 2007 decreased 36% from $2.20 billion for the three months ended May 31, 2006. For the six months ended May 31, 2007, total revenues decreased 31% to $2.80 billion from $4.08 billion in the year-earlier period. The decline in total revenues in the second quarter and first half of 2007 was mainly the result of lower housing revenues, partly offset by an increase in land sale revenues. Housing revenues declined in the three-month and six-month periods ended May 31, 2007 due to fewer unit deliveries and a lower average selling price compared to the same periods of 2006. We delivered 4,776 homes in the second quarter of 2007, down 36% from the 7,402 homes delivered in the year-earlier quarter. The overall average selling price of our homes decreased 8% to $271,600 in the second quarter of 2007 from $295,300 in the corresponding period of 2006. During the six months ended May 31, 2007, we delivered 9,912 homes, down 28% from the 13,845 homes delivered in the corresponding period of 2006. The average selling price for the six months ended May 31, 2007 declined to $269,400, or 8%, from $293,400 in the year-earlier period. We use the terms “home” and “unit” to refer to a single-family residence, whether it is a single-family home or other type of residential property. Revenues from our financial services segment totaled $3.2 million in the second quarter of 2007, down 34% compared to $4.9 million in the second quarter of 2006. In the first half of 2007, revenues from our financial services segment totaled $7.4 million, representing a decrease of 19% from $9.2 million in the first half of 2006. Financial services revenues declined in 2007 mainly due to fewer unit deliveries from our homebuilding operations.
We reported a loss from continuing operations of $174.2 million, or $2.26 per diluted share, in the second quarter of 2007, largely due to a pretax, non-cash charge of $308.2 million related to inventory and joint venture impairments and the abandonment of land option contracts. The majority of the pretax, non-cash charge related to impairments in our West Coast and Southeast regions. In the second quarter of 2006, we generated income from continuing operations of $184.4 million, or $2.20 per diluted share. We posted a net loss of $148.7 million, or $1.93 per diluted share, (including the French discontinued operations) in the second quarter of 2007, compared to net income of $205.4 million, or $2.45 per diluted share, generated in the year-earlier quarter.
In the first six months of 2007, our loss from continuing operations totaled $163.5 million, or $2.12 per diluted share, including a pretax non-cash charge of $316.9 million for inventory and joint venture impairments and the abandonment of land option contracts. For the first six months of 2006, we reported income from continuing operations of $343.5 million, or $4.04 per diluted share. We posted a net loss (including the French discontinued operations) of $121.1 million, or $1.57 per diluted share, for the first half of 2007 compared to net income of $378.8 million, or $4.45 per diluted share for the first half of 2006.
Our backlog at May 31, 2007 was comprised of 13,672 units, representing future housing revenues of approximately $3.74 billion. These backlog levels decreased 35% and 39%, respectively, from the 20,924 units, representing approximately $6.12 billion in future revenues, in backlog at May 31, 2006. Lower backlog units and value reflect the effects of several quarters of declining net orders and average selling prices, the latter largely due to competitive price reductions and changes in product mix. Company-wide net orders (excluding the French discontinued operations) in the second quarter of 2007 decreased by 3% to 7,265, from 7,489, in the second quarter of 2006. This result represents substantial sequential improvement from year-over-year net order decreases of 53%, 50% and 18% in the third and fourth quarters of 2006 and first quarter of 2007, respectively. Second quarter net orders in 2007 increased year-over-year in all of our geographic regions, except for the Central region. The second-quarter 2007 cancellation rate was 34%, essentially unchanged from the first quarter of 2007 and a substantial improvement from the 58% cancellation rate we experienced in the fourth quarter of 2006.
CONSTRUCTION
We have grouped our construction activities into four reporting segments, which we refer to as West Coast, Southwest, Central and Southeast. As of May 31, 2007 and 2006, our construction reporting segments consisted of operations located in the following states: West Coast: California; Southwest: Arizona, Nevada and New Mexico; Central: Colorado, Illinois, Indiana, Louisiana and Texas; and Southeast: Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia.

The following table presents a summary of selected financial and operational data for our construction operations (dollars in thousands, except average selling price):

	Six Months Ended May 31,		Three Months Ended May 31,
	2007	2006	2007	2006
Revenues:
Housing	$2,670,624	$4,061,972	$1,297,366	$2,185,917
Land	124,011	13,390	112,620	11,500

Total	2,794,635	4,075,362	1,409,986	2,197,417

Costs and expenses:
Construction and land costs
Housing	2,508,766	3,019,194	1,348,306	1,625,550
Land	146,918	12,516	131,099	10,781

Subtotal	2,655,684	3,031,710	1,479,405	1,636,331
Selling, general and administrative expenses	398,807	504,999	193,585	267,554

Total	3,054,491	3,536,709	1,672,990	1,903,885

Operating income (loss)	$(259,856)	$538,653	$(263,004)	$293,532

Unit deliveries	9,912	13,845	4,776	7,402
Average selling price	$269,400	$293,400	$271,600	$295,300
Housing gross margin	6.1%	25.7%	-3.9%	25.6%

Selling, general and administrative expenses as a percent of housing revenues	14.9%	12.4%	14.9%	12.2%

Operating income as a percent of construction revenues	-9.3%	13.2%	-18.7%	13.4%
The following table presents residential information (excluding French discontinued operations) in terms of unit deliveries to home buyers and net orders taken by reporting segment for the three-month and six-month periods ended May 31, 2007 and 2006, together with backlog data in terms of units and value by reporting segment as of May 31, 2007 and 2006:

	Three Months Ended May 31,
	Deliveries		Net Orders
Region	2007	2006	2007	2006
West Coast	950	1,579	1,673	1,628
Southwest	1,061	1,813	1,437	1,239
Central	1,236	2,183	1,903	2,723
Southeast	1,529	1,827	2,252	1,899

Total	4,776	7,402	7,265	7,489

Unconsolidated joint ventures	11	—	109	—

	Six Months Ended May 31,				May 31,
							Backlog - Value
	Deliveries		Net Orders		Backlog - Units		In Thousands
Region	2007	2006	2007	2006	2007	2006	2007	2006
West Coast	1,845	3,025	3,140	3,027	2,910	4,256	$1,357,973	$2,200,413
Southwest	2,246	3,365	2,545	2,731	2,829	4,794	733,211	1,473,792
Central	2,663	4,018	3,236	5,018	3,628	5,945	633,775	947,562
Southeast	3,158	3,437	4,088	3,753	4,305	5,929	1,012,098	1,499,091

Total	9,912	13,845	13,009	14,529	13,672	20,924	$3,737,057	$6,120,858

Unconsolidated joint ventures	19	—	194	—	229	—	$84,773	$—

Revenues. Construction revenues decreased by $787.4 million, or 36%, to $1.41 billion in the three months ended May 31, 2007, from $2.20 billion in the corresponding period of 2006 due to a decline in housing revenues, partly offset by an increase in land sale revenues. Housing revenues for the quarter ended May 31, 2007 of $1.30 billion were down $888.6 million, or 41%, from $2.19 billion in the year-earlier period. This decrease resulted from a 36% year-over-year decline in unit deliveries and an 8% year-over-year decrease in our average selling price. Company-wide, our unit deliveries decreased to 4,776 in the second quarter of 2007 from 7,402 in the second quarter of 2006, reflecting decreases in all our geographic segments. Our second quarter average selling price decreased to $271,600 in 2007 from $295,300 in the year-earlier quarter.
In the first six months of 2007, construction revenues decreased by $1.28 billion, or 31%, to $2.79 billion from $4.08 billion in the corresponding period of 2006, reflecting a decrease in housing revenues. Housing revenues for the six months ended May 31, 2007 declined 34%, to $2.67 billion, from $4.06 billion in the year-earlier period, due to a 28% decline in unit deliveries and an 8% decline in our average selling price. Company-wide unit deliveries decreased to 9,912 in the first six months of 2007 from 13,845 in the first six months of 2006. Our average selling price decreased to $269,400 in the first six months of 2007 from $293,400 in the corresponding period of 2006.
Our revenues from land sales totaled $112.6 million for the three months ended May 31, 2007 and $11.5 million for the three months ended May 31, 2006. Our revenues from land sales for the first half of 2007 totaled $124.0 million compared to $13.4 million for the first half of 2006. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in the markets we serve and prevailing market conditions. Land sale revenues were more significant in the three-month and six-month periods ended May 31, 2007 compared to the year-earlier periods as we sold land in light of current market conditions and our future sales expectations.
Operating income (loss). Our construction operations posted an operating loss of $263.0 million in the three months ended May 31, 2007, a decrease of $556.5 million from operating income of $293.5 million in the second quarter of 2006, reflecting losses from both homebuilding operations and land sales. The 2007 second quarter operating loss represented 18.7% of construction revenues; in the year-earlier quarter, operating income represented 13.4% of construction revenues. This change of 32.1 percentage points was primarily due to a decrease in our housing gross margin, which fell to negative 3.9% in the second quarter of 2007 from a positive 25.6% for the same period of 2006. The change in our housing gross margin was largely the result of pretax, non-cash charges of $244.5 million for inventory impairments and land option contract abandonments during the quarter, and greater use of price concessions and sales incentives to meet competition. The impairment and abandonment charges recorded in the second quarter of 2007 resulted from marked price reductions in housing markets across the country during the spring selling season. These market conditions also depressed land prices and led us to terminate several projects that no longer met our internal investment standards. Excluding the non-cash charges, our second quarter housing gross margin would have been 14.9%. Company-wide land sales in the second quarter of 2007 generated losses of $18.5 million, which included $22.4 million of impairment charges related to future land sales. In the second quarter of 2006, Company-wide land sales generated profits of $.7 million.

Selling, general and administrative expenses decreased to $193.6 million in the three months ended May 31, 2007 from $267.6 million in the corresponding 2006 period. As a percentage of housing revenues, selling, general and administrative expenses increased to 14.9% in the second quarter of 2007 from 12.2% in the year-earlier period, mainly due to higher marketing and advertising costs, and increased sales allowances and commissions to remain competitive in the current challenging housing market, as well as overall lower housing revenues.
In the first six months of 2007, our construction operations generated an operating loss of $259.9 million compared to operating income of $538.7 million generated in the corresponding period of 2006, as both our homebuilding operations and land sales generated losses. As a percentage of construction revenues, operating income (loss) decreased to a negative 9.3% in the first half of 2007 from a positive 13.2% in the first half of 2006 due to a decrease in our housing gross margin to 6.1% in the first half of 2007 from 25.7% for the same period of 2006. Our housing gross margin decreased in 2007 mainly due to pretax, non-cash inventory impairment and land option contract abandonment charges of $250.0 million, and increased use of price concessions and sales incentives to meet competitive conditions. Company-wide land sales generated a loss of $22.9 million compared to profits of $.9 million in the first six months of 2006. The land sale loss in the first six months of 2007 included $25.6 million of impairment charges related to future land sales.
Selling, general and administrative expenses decreased to $398.8 million in the six months ended May 31, 2007 from $505.0 million in the corresponding 2006 period. As a percentage of housing revenues, selling, general and administrative expenses increased to 14.9% in the first half of 2007 from 12.4% in the year-earlier period as a result of increased marketing and advertising costs, higher sales allowances and commissions due to competitive conditions, and decreased housing revenues. In addition, selling, general and administrative expenses in the first six months of 2007 included $7.1 million of expense, recognized in the first quarter of 2007, for payments made to some employees in connection with the increase in the exercise price of certain annual stock option grants. The increase in the exercise price was based on the results of an independent review of our stock option grant practices in 2006 by a subcommittee of the Audit and Compliance Committee of the board of directors, and Section 409A of the Internal Revenue Code.
Interest Income. Interest income totaled $5.6 million in the second quarter of 2007 and $1.0 million in the second quarter of 2006. For the first half of 2007, interest income totaled $10.3 million compared to $2.0 million in the first half of 2006. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.
Interest Expense, Net of Amounts Capitalized. During the three-month and six-month periods ended May 31, 2007, all of our interest was capitalized and, consequently, we had no interest expense, net of amounts capitalized, during the periods. Interest expense, net of amounts capitalized, in the three months and six months ended May 31, 2006 totaled $9.2 million and $13.3 million, respectively. Gross interest incurred during the three months ended May 31, 2007 decreased by $4.1 million, to $51.3 million, from $55.4 million incurred in the year-earlier period. Gross interest incurred during the six months ended May 31, 2007 increased by $2.0 million, to $102.9 million, from $100.9 million incurred in the corresponding period of 2006. The decrease in gross interest incurred during the three months ended May 31, 2007 was due to the lower average debt level in 2007 compared to the year-earlier period. The percentage of interest capitalized in the three-month and six-month periods of 2007 increased from 84% and 87% in the three months and six months ended May 31, 2006, respectively, due to an increase in inventory qualifying for interest capitalization compared to 2006.
Equity in Pretax Loss of Unconsolidated Joint Ventures. Equity in pretax loss of unconsolidated joint ventures totaled $39.5 million in the second quarter of 2007 and $2.7 million in the second quarter of 2006. Our unconsolidated joint ventures recorded combined revenues of $41.8 million in the second quarter of 2007 compared to $23.8 million in the corresponding period of 2006. For the first half of 2007, our equity in pretax loss of unconsolidated joint ventures totaled $41.7 million compared to $1.2 million for the same period of 2006. Combined revenues from these joint ventures totaled $43.9 million in the first half of 2007 and $91.7 million in the first half of 2006. Our equity in pretax loss of unconsolidated joint ventures for the three months and six months ended May 31, 2007 included a charge of $41.3 million to recognize the impairment of certain joint venture investments. Unconsolidated joint venture revenues in 2007 and 2006 were generated from residential activities. Residential activities performed by our unconsolidated joint ventures generally include buying, developing and selling land. In some cases, our residential unconsolidated joint ventures also construct and deliver homes. Residential unit deliveries from unconsolidated joint ventures totaled 11 and 19 in the three months and six months ended May 31, 2007, respectively, compared to no deliveries in the corresponding periods of 2006. Unconsolidated joint ventures generated a combined pretax loss of $31.2 million in the second quarter of 2007 and $3.7 million in the corresponding period of 2006. In the first six months of 2007 and 2006, unconsolidated joint ventures generated a combined pretax loss of $36.7 million and $3.5 million, respectively.
CONSTRUCTION SEGMENTS
The following table sets forth financial information related to our construction reporting segments for the periods indicated (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2007	2006	2007	2006
West Coast:
Revenues	$922,296	$1,494,345	$501,817	$790,904
Operating costs and expenses	(1,109,485)	(1,228,740)	(697,517)	(651,375)
Other, net	5,473	12,189	(589)	3,454

Pretax income (loss)	$(181,716)	$277,794	$(196,289)	$142,983

Southwest:
Revenues	$671,698	$1,082,142	$332,202	$583,139
Operating costs and expenses	(645,312)	(826,416)	(338,837)	(452,550)
Other, net	3,188	(4,752)	4,494	(2,303)

Pretax income (loss)	$29,574	$250,974	$(2,141)	$128,286

Central:
Revenues	$449,340	$642,322	$216,678	$353,433
Operating costs and expenses	(477,916)	(634,013)	(232,186)	(343,703)
Other, net	(4,829)	(7,684)	(3,386)	(5,343)

Pretax income (loss)	$(33,405)	$625	$(18,894)	$4,387

Southeast:
Revenues	$751,301	$856,553	$359,289	$469,941
Operating costs and expenses	(753,386)	(759,742)	(370,269)	(414,978)
Other, net	(36,772)	(4,460)	(36,827)	(3,142)

Pretax income (loss)	$(38,857)	$92,351	$(47,807)	$51,821

West Coast –West Coast housing revenues decreased 43% to $448.1 million in the second quarter of 2007 from $790.9 million in the year-earlier quarter due to a 40% decrease in unit deliveries and a 6% decrease in the average selling price. Unit deliveries decreased to 950 from 1,579 in the year-earlier quarter while the average selling price decreased to $471,600 from $500,900 in the year-earlier quarter. Our West Coast segment generated a pretax loss of $196.3 million in the three months ended May 31, 2007, down from pretax income of $143.0 million in the year-earlier period. This decrease was principally due to $211.0 million of pretax, non-cash charges for inventory impairments and land option contract abandonments in the second quarter of 2007 prompted by increased pricing pressure in our West Coast segment. Further contributing to the decrease were lower revenues, higher marketing expenses and greater use of price concessions and sales incentives to meet competition. In the second quarter of 2006, there were land option contract abandonments of $4.8 million, and no impairments.
In the first six months of 2007, housing revenues from our West Coast segment totaled $868.5 million, down 42% from $1.49 billion in the first six months of 2006. The year-over-year decrease in housing revenues reflected a 39% decline in unit deliveries and a 5% decrease in the average selling price. Unit deliveries decreased to 1,845 from 3,025 in the year-earlier period while the average selling price decreased to $470,800 from $494,000 in the year-earlier period. In the first half of 2007, our West Coast segment posted a pretax loss of $181.7 million, compared to $277.8 million in pretax income for the year-earlier period. The pretax loss reflected lower revenues, a pretax, non-cash charge of $213.6 million for inventory impairments and land option contract abandonments, and a decrease in the housing gross margin as competitive conditions drove higher marketing expenses and greater use of price concessions and sales incentives. In the first six months of 2006, land option contract abandonments totaled $10.6 million, and there were no impairments.
Southwest – Housing revenues from our Southwest segment declined 52% to $280.2 million in the second quarter of 2007 from $583.1 million in the second quarter of 2006, reflecting decreases of 42% and 18% in this segment’s unit deliveries and average selling price, respectively. Unit deliveries fell to 1,061 from 1,813 in the year-earlier quarter and the average selling price decreased to $264,100 from $321,600 in the year-earlier quarter. The Southwest segment generated a pretax loss of $2.1 million in the three months ended May 31, 2007, compared to pretax income of $128.3 million in the year-earlier period. The pretax loss in the second quarter of 2007 was primarily due to a pretax, non-cash charge of $29.3 million for inventory impairments and land option contract abandonments. In addition, our housing gross margin in the Southwest segment compressed compared to the year-earlier period due to lower selling prices and increases in marketing expenses and sales incentives driven by current market conditions. In the year-earlier quarter, there were land option contract abandonments of $1.9 million and no impairments.
In the first six months of 2007, Southwest segment housing revenues decreased 43% to $614.3 million from $1.08 billion in the first six months of 2006. Unit deliveries decreased 33% to 2,246 in the first half of 2007 from 3,365 in the year-earlier period and the average selling price decreased 15% to $273,500 from $321,600 in the year-earlier period. Southwest operations posted pretax income of $29.6 million in the six months ended May 31, 2007, down from $251.0 million generated in the six months ended May 31, 2006. The decrease in pretax income in the first half of 2007 resulted from a $29.4 million pretax, non-cash charge for inventory impairments and abandonments, a significant decline in housing revenues and a lower housing gross margin. In the first six months of 2006, land option contract abandonments totaled $2.3 million, and there were no impairments.
Central – Central housing revenues decreased 40% to $212.3 million in the second quarter of 2007 from $353.4 million in the second quarter of 2006 due to a 43% decrease in unit deliveries, partially offset by a 6% increase in the average selling price. Unit deliveries decreased to 1,236 units in the first three months of 2007 from 2,183 units in the year-earlier period, while the average selling price increased to $171,800 from $161,900. The Central segment generated a pretax loss of $18.9 million in the three months ended May 31, 2007 compared to pretax income of $4.4 million in the year-earlier period. These results reflected a substantial decline in housing revenues, a lower housing gross margin, and a pretax, non-cash charge of $9.3 million related to inventory and joint venture impairments and land option contract abandonments. In the second quarter of 2006, there were no significant impairments or land option contract abandonments.
Housing revenues from our Central segment totaled $442.7 million in the first six months of 2007, down 31% from $642.3 million in the first six months of 2006. Unit deliveries decreased 34% to 2,663 units in the first six months of 2007 from 4,018 units in the year-earlier period, while the average selling price increased 4% to $166,300 from $159,900. The pretax loss from the Central segment totaled $33.4 million in the six months ended May 31, 2007, compared to pretax income of $.6 million in the six months ended May 31, 2006. The loss included a pretax, non-cash charge of $10.3 million related to inventory and joint venture impairments and land option contract abandonments and also reflected lower housing revenues, a lower housing gross margin and an increase in selling, general and administrative expenses as a percentage of housing revenues. In the six months ended May 31, 2006, land option contract abandonments totaled $2.4 million and there were no impairments.
Southeast – In the second quarter of 2007, housing revenues in our Southeast segment decreased to $356.8 million from $458.4 million in the corresponding quarter of 2006, as unit deliveries decreased 16%, to 1,529 units from 1,827 units, and the average selling price fell 7% to $233,300 from $250,900. The Southeast segment generated a pretax loss of $47.8 million in the first three months of 2007, compared to pretax income of $51.8 million posted in the year-earlier period. During the second quarter of 2007, the Southeast segment recorded a pretax non-cash charge of $58.6 million associated with inventory and joint venture impairments and land option contract abandonments as a result of pricing pressure in the segment. In the second quarter of 2006, land option contract abandonments totaled $3.7 million, and there were no impairments. The Southeast segment also posted a lower housing gross margin in the second quarter of 2007 versus the year-earlier quarter due to the increased use of sales incentives to meet competition.
In the first six months of 2007, housing revenues in our Southeast segment decreased to $745.0 million from $843.2 million in the corresponding period of 2006, as unit deliveries declined 8%, to 3,158 units from 3,437 units, and the average selling price decreased 4%, to $235,900 from $245,300. The Southeast segment posted a pretax loss of $38.9 million in the first six months of 2007 compared to pretax income of $92.4 million in the year-earlier period. The pretax loss in the first six months of 2007 included pretax, non-cash charges of $63.6 million associated with inventory and joint venture impairments and land option contract abandonments, and reflected lower housing revenues and a lower housing gross margin due to the increased use of sales incentives prompted by competitive conditions. In the first six months of 2006, land option contract abandonments totaled $3.7 million, and there were no impairments.
FINANCIAL SERVICES
Our financial services segment provides title, insurance and escrow coordination services to our homebuyers. The segment also provides mortgage banking services to our homebuyers indirectly through Countrywide KB Home Loans. We and Countrywide Financial Corporation each have a 50% ownership interest in Countrywide KB Home Loans, with Countrywide providing management oversight of the joint venture’s operations. Countrywide KB Home Loans is accounted for as an unconsolidated joint venture in the financial services reporting segment of our financial statements.
The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2007	2006	2007	2006
Revenues	$7,411	$9,184	$3,222	$4,858
Expenses	(2,411)	(3,237)	(1,071)	(1,490)
Equity in pretax income of unconsolidated joint venture	10,191	3,867	3,396	2,717

Pretax income	$15,191	$9,814	$5,547	$6,085

Total originations*:
Loans	6,495	5,125	3,269	3,082
Principal	$1,547,157	$1,208,426	$791,934	$717,412
Retention rate	66%	49%	70%	51%

Loans sold*:
Loans	7,422	5,460	3,304	2,869
Principal	$1,782,142	$1,275,920	$795,125	$673,890

*	Loan originations and sales are within the Countrywide KB Home Loans joint venture.
Revenues. Financial services revenues, which includes revenues from title services, insurance commissions and escrow coordination fees, totaled $3.2 million and $4.9 million in the second quarters of 2007 and 2006, respectively. In the first six months of 2007 and 2006, financial services revenues totaled $7.4 million and $9.2 million, respectively. Financial services revenues for the three months and six months ended May 31, 2007 and 2006 also included a nominal amount of interest income. The decrease in revenues from these services in the three-month and six-month periods ended May 31, 2007 compared to the prior year periods reflects decreases in insurance commissions and escrow coordination fees resulting from the decrease in unit deliveries from our domestic homebuilding operations, and lower revenues from title services.

Expenses. General and administrative expenses totaled $1.1 million and $1.5 million in the second quarter of 2007 and 2006, respectively. In the first six months of 2007 and 2006, general and administrative expenses totaled $2.4 million and $3.2 million, respectively. The year-over-year decrease in general and administrative expenses in the second quarter and first six months of 2007 corresponded to the decrease in financial services revenues during the periods.
Equity in Pretax Income of Unconsolidated Joint Venture. Equity in pretax income of unconsolidated joint venture relates to our 50% interest in the Countrywide KB Home Loans joint venture and totaled $3.4 million and $2.7 million for the three months ended May 31, 2007 and 2006, respectively. For the six months ended May 31, 2007 and 2006, equity in pretax income of unconsolidated joint venture totaled $10.2 million and $3.9 million, respectively. The increase in joint venture income was primarily due to increases of 6% and 27% in the number of loans originated by Countrywide KB Home Loans in the second quarter and first six months of 2007 compared to the year-earlier periods. Countrywide KB Home Loans’ retention rate (the percentage of our domestic homebuyers using Countrywide KB Home Loans as a loan originator) also increased during the three months and six months ended May 31, 2007 as the joint venture’s operations, which began on September 1, 2005, continued to mature. The retention rate for the three months ended May 31, 2007 increased by 19 percentage points, to 70%, compared to 51% for the year-earlier quarter, and the retention rate for the six months ended May 31, 2007 increased by 17 percentage points to 66% compared to 49% for the year-earlier period.
INCOME TAXES
We recorded an income tax benefit from continuing operations of $117.2 million in the second quarter of 2007 and income tax expense from continuing operations of $104.3 million in the second quarter of 2006. For the first six months of 2007, the income tax benefit from continuing operations totaled $112.6 million compared to $192.4 million of income tax expense for the first six months of 2006. These amounts represented effective income tax rates on pretax losses from continuing operations of 40.2% and 40.8%, respectively, for the three- and six-month periods ended May 31, 2007 and effective income tax rates on pretax income from continuing operations of 36.1% and 35.9%, respectively, for the three months and six months ended May 31, 2006. The increase in tax rates in the three months and six months ended May 31, 2007 from the comparable periods of 2006 was primarily due to increased utilization of synthetic fuel tax credits.
During 2007 and 2006, we made investments that resulted in benefits in the form of synthetic fuel tax credits. Under current tax law, these credits are subject to a phase-out provision that gradually reduces the credits if the annual average price of domestic crude oil increases to a stated phase-out range. Based on current estimates of the annual average price of domestic crude oil for 2007, no phase-out of tax credits is reflected in the effective income tax rates for the three-month and six-month periods ended May 31, 2007, and a 25% phase-out applied to the three months and six months ended May 31, 2006. Our 2007 full year effective income tax benefit, currently expected to be approximately 41%, may decrease in the event oil prices rise above current levels and cause tax credits to be reduced.
DISCONTINUED OPERATIONS
On May 22, 2007, we agreed to sell our entire 49% equity interest in KBSA pursuant to the Share Purchase Agreement we entered into with the Purchaser, an affiliate of PAI partners, a European private equity firm, and the Selling Subsidiaries. Under the Share Purchase Agreement, the Purchaser agreed to acquire our entire 49% equity interest (representing 10,921,954 shares, which were held collectively by the Selling Subsidiaries) at a price of 55.00 euros per share. The purchase price consisted of 50.17 euros per share paid by the Purchaser in cash, and a cash dividend of 4.83 euros per share paid by KBSA upon the approval of KBSA’s board of directors. The transaction closed on July 10, 2007 and generated total gross proceeds of approximately $800 million, with the gain from the sale recognized on the closing date.
Income from discontinued operations, net of income taxes, totaled $25.5 million, or $.33 per diluted share, for the three months ended May 31, 2007 and $21.0 million, or $.25 per diluted share, for the three months ended May 31, 2006. In the first six months of 2007, income from discontinued operations, net of income taxes totaled $42.3 million, or $.55 per diluted share, increasing from $35.2 million, or $.41 per diluted share, in the year-earlier period.

Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Historically, we have funded our construction and financial services activities with internally generated cash flows and external sources of debt and equity financing. We may also borrow under our $1.5 Billion Credit Facility. Operating, investing and financing activities used net cash of $301.5 million in the six months ended May 31, 2007 and provided net cash of $101.6 million in the six months ended May 31, 2006.
Operating Activities. Net operating cash used by continuing operations totaled $63.3 million during the first six months of 2007 and $517.9 million during the first six months of 2006. The year-over-year decrease in operating cash used in the first six months of 2007 primarily reflected a net decrease in inventories stemming from our curtailment of inventory investments in light of challenging housing market conditions and our future sales expectations. Our sources of operating cash in the first half of 2007 included a net decrease in inventories of $76.3 million (excluding $4.1 million of inventories acquired through seller financing and a decrease of $165.6 million in consolidated inventories not owned), other operating sources of $2.7 million and various non-cash items added to the loss from continuing operations. Discontinued operations provided net cash from operating activities of $186.7 million in the first six months of 2007.
Operating cash used by continuing operations in the first six months of 2006 included net investments in inventories of $1.10 billion (excluding $85.8 million of inventories acquired through seller financing and an increase of $124.7 million in consolidated inventories not owned). The uses of cash were partially offset by six months’ earnings of $378.8 million, an increase in accounts payable, accrued expenses and other liabilities of $195.6 million, a decrease in receivables of $6.9 million, other operating sources of $3.8 million and various non-cash items deducted from the income from continuing operations. Discontinued operations provided net cash from operating activities of $63.4 million in the first six months of 2006.
Investing Activities. Continuing operations used net cash for investing activities of $90.6 million in the first six months of 2007 and $120.2 million in the year-earlier period. In the first half of 2007, $86.7 million was used for investments in unconsolidated joint ventures and $3.9 million was used for net purchases of property and equipment. In the first six months of 2006, $111.3 million was used for investments in unconsolidated joint ventures and $8.8 million was used for net purchases of property and equipment. Discontinued operations used net cash for investing activities of $14.7 million in the first six months of 2007 and $2.5 million in the first six months of 2006.
Financing Activities. Continuing operations used net cash for financing activities of $147.0 million in the first six months of 2007 and provided net cash of $735.4 million in the first six months of 2006. In the first half of 2007, cash was used for net payments on short-term borrowings of $113.2 million, dividend payments of $38.5 million and repurchases of common stock of $4.2 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $8.3 million from the issuance of common stock pursuant to stock option exercises under our employee stock plans and $.7 million of excess tax benefit associated with the exercise of stock options. Discontinued operations used net cash of $172.6 million for financing activities in the first six months of 2007.
In the first six months of 2006, financing activities provided $400.0 million in proceeds from an unsecured $400 million term loan, $310.4 million in net proceeds from short-term borrowings, $298.4 million in net proceeds from the issuance of $300 million of 7 1/4% Senior Notes due 2018, $58.1 million from the issuance of common stock under employee stock plans and $8.1 million of excess tax benefit from stock-based compensation. These sources of cash were partly offset by $299.9 million used for repurchases of common stock and dividend payments of $39.7 million. Discontinued operations used net cash of $56.6 million during the six months ended May 31, 2006.
As of May 31, 2007, we had no outstanding borrowings under our $1.5 Billion Credit Facility and $307.9 million of outstanding letters of credit, leaving us with $1.19 billion in available capacity. Under unsecured financing agreements totaling $449.4 million, our French discontinued operations had $436.4 million available at May 31, 2007.
At May 31, 2007, $450.0 million of capacity remained available under our universal shelf registration statement filed with the SEC on November 12, 2004 (the “2004 Shelf Registration”). As a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended August 31, 2006 on a timely basis, we cannot use the 2004 Shelf Registration, or any other registration statement on Form S-3, to offer or sell securities until we have timely filed all required reports under the Securities Exchange Act of 1934 for the 12 months prior to our use of the registration statement.
Capital Resources. Our financial leverage (excluding the French discontinued operations) as measured by the ratio of debt to total capital, was 50.3% at May 31, 2007 compared to 53.1% at May 31, 2006.
Based on our current capital position, we believe we have adequate resources and sufficient credit line facilities to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to finance our financial services operations, to call some of our outstanding public debt, and to meet any other needs in the ordinary course of our business, both on a short and long-term basis.
Under the terms of our $1.5 Billion Credit Facility and our $400 million term loan we covenant, among other things, to maintain certain financial statement ratios. We were in compliance with all such debt covenants as of May 31, 2007. However, based on our current forecast, we believe we may not meet our required interest coverage ratio covenant as of August 31, 2007. The interest coverage ratio measures our consolidated earnings relative to debt interest expense. We are currently in the process of negotiating an amendment to our $1.5 Billion Credit Facility to lower the required interest coverage ratio covenant, which is expected to be completed by the end of July 2007. If the amendment is completed as planned, we believe that we will remain in compliance with all required covenants under the $1.5 Billion Credit Facility. If the amendment to the $1.5 Billion Credit Facility is not completed as planned, we intend to seek a waiver or consent with respect to the interest coverage ratio covenant or restructure the $1.5 Billion Credit Facility. We are currently evaluating our options with regard to the $400 million term loan, including amending or repaying the loan.
On June 26, 2007, we announced that we were calling for the redemption of all of our outstanding 9 1/2% senior subordinated notes due 2011 in the aggregate principal amount of $250 million. The redemption date is July 27, 2007 and the redemption price is 103.167% of the principal amount, plus all accrued interest to the date of redemption. We expect to incur a loss on the redemption primarily due to the call premium of $7.9 million and the write off of unamortized debt issuance costs of $1.1 million.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
We conduct a portion of our land acquisition, development and other residential construction activities through participation in unconsolidated joint ventures in which we hold less than a controlling interest. These unconsolidated joint ventures operate in certain markets where our consolidated construction operations are located. Through unconsolidated joint ventures, we reduce and share our risk and also reduce the amount invested in land, while increasing our access to potential future home sites. In some instances, participating in an unconsolidated joint venture with a strategic partner or partners enables us to acquire land which we might not otherwise obtain or have access to on as favorable terms. Our partners in these unconsolidated joint ventures are unrelated homebuilders, land developers and other real estate entities or other commercial enterprises. While we view our participation in unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view them as essential to those activities.
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
Our investment in unconsolidated joint ventures (excluding discontinued operations) totaled $379.3 million at May 31, 2007 and $381.2 million at November 30, 2006. These unconsolidated joint ventures had total assets of $2.80 billion and $2.40 billion at May 31, 2007 and November 30, 2006, respectively, and outstanding secured construction debt of approximately $1.67 billion at May 31, 2007 and $1.45 billion at November 30, 2006. In certain instances, we or our subsidiaries provide varying levels of guarantees on debt of unconsolidated joint ventures. When we or our subsidiaries provide a guarantee, an unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At May 31, 2007, we had payment guarantees related to the third-party debt of three of our unconsolidated joint ventures. One of the unconsolidated joint ventures had aggregate third-party debt of $435.1 million at May 31, 2007, of which each of the joint venture partners guaranteed its pro rata share. Our share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or $211.0 million. The remaining two unconsolidated joint ventures had total third-party debt of $15.7 million at May 31, 2007, of which each of the joint venture partners guaranteed its pro rata share. Our share of these payment guarantees was 50% or $7.8 million. Our pro rata share of limited maintenance guarantees of unconsolidated entity debt totaled $132.7 million at May 31, 2007. The limited maintenance guarantees apply only if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. Where we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture and entitle us to a greater aggregate amount of the funds any such unconsolidated joint venture may distribute.
In the ordinary course of our business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option arrangements allows us to reduce the risks associated with land ownership and development, reduce our financial commitments, including interest and other carrying costs, and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. As of May 31, 2007, excluding consolidated VIEs, we had cash deposits totaling $86.5 million which were associated with land option contracts having an aggregate purchase price of $1.88 billion.
We are often required to obtain bonds and letters of credit in support of our obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water among other things. At May 31, 2007, we had outstanding approximately $1.15 billion and $307.9 million of performance bonds and letters of credit, respectively. We do not believe that any currently outstanding bonds or letters of credit will be called. The expiration dates of letters of credit coincide with the expected completion date of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies and estimates during the three months or six months ended May 31, 2007 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K.
Outlook
We entered fiscal year 2007 with 10,575 backlog units and backlog value of approximately $2.83 billion (excluding French discontinued operations), down 48% and 50%, respectively, from the prior fiscal year. At May 31, 2007, six months into our current fiscal year, our backlog of new home orders totaled 13,672 units, representing a projected revenue value of approximately $3.74 billion. These amounts represented decreases of 35% and 39%, respectively, from 20,924 units and a projected revenue value of approximately $6.12 billion at May 31, 2006. We generated 7,265 net orders in the second quarter of 2007, down 3% from 7,489 net orders in the second quarter of 2006. This result represents sequential improvement from year-over-year decreases in net orders of 53% in the third quarter of 2006, 50% in the fourth quarter of 2006 and 18% in the first quarter of 2007. Our second quarter cancellation rate was 34%, essentially unchanged from the first quarter of 2007 and substantially improved from the 58% cancellation rate we experienced in the fourth quarter of 2006.
However, market conditions remain challenging and many of the markets we serve continue to experience considerable instability in demand and supply. While we believe that the long term prospects for the general housing market and the individual markets we serve are favorable, it is too early to predict when they will stabilize. The current oversupply of new and resale housing inventory must come back in line with demand before a recovery can begin. However, housing affordability challenges, which have been exacerbated by tighter credit conditions in the subprime and near-prime mortgage market, are keeping prospective buyers on the sidelines, slowing the absorption of excess supply and further delaying a housing market recovery. In this market environment, we also face stiffening competition and significant pricing pressure from other new home builders and sellers of existing homes (including financial institutions selling homes out of foreclosure), factors that impair our ability to generate new net orders and reduce our earnings. We believe that these difficult market conditions are likely to continue through the remainder of our 2007 fiscal year and adversely affect our third quarter results.
Given the persistent, and, according to recent government and third party data, potentially growing imbalance in domestic housing supply and demand, we anticipate that our 2007 unit deliveries, revenues, gross margins, net income and earnings per share will be substantially below 2006 results. We currently expect to deliver between 22,000 and 23,500 homes in 2007, excluding our French discontinued operations. However, if current net order and price trends worsen, or if economic factors, including inflation, interest rates, availability of financing, consumer confidence or employment levels, deteriorate, our 2007 results will likely worsen further as well.
We are adhering to the disciplines of our operational business model to manage through this downturn. Specifically, we are continuing efforts to bring our cost structure into better alignment with our sales expectations, generate free cash flow and maximize performance from our invested capital. We are also taking actions to improve the affordability of our homes and lower our cost of production by redesigning and reengineering some of our products, building smaller units and reducing production cycle times and direct construction costs. Longer term, we believe these efforts, our disciplined build-to-order operating approach, relatively low unsold standing housing inventory and financial resources will allow us to capitalize on improvements in the U.S. housing markets as they occur.
While we expect our 2007 operating results to fall below those of recent record years, we believe our overall land and community inventory and debt levels will decline from 2006 levels as we intend to remain selective in land purchases throughout the year while generating positive cash flow from our operations similar to levels achieved in the latter half of 2006. We believe this will allow us to make strategic investments in inventory as individual markets rebound, and, depending on market conditions, to repurchase our common stock and/or payoff certain of our existing debt obligations. To this end, as previously announced, we are calling to redeem our $250 million 9 1/2% senior subordinated notes on July 27, 2007. Further, we anticipate that the gain from the sale of our French operations will result in our generating positive earnings in both the 2007 second half and full year.
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
The following table sets forth as of May 31, 2007, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated market value (in thousands):

Fiscal Year of		Weighted Average
Expected Maturity	Fixed Rate Debt (1)	Interest Rate
2007	$—	—%
2008	—	—
2009	200,000	8.6
2010	297,914	7.8
2011	598,378	7.7
Thereafter	1,295,627	6.3

Total	$2,391,919	7.0%

Fair value at May 31, 2007	$2,352,937

(1)	Reflects senior and senior subordinated notes of continuing operations and excludes the senior notes of the French discontinued operations.
For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure the information required to be disclosed by KB Home, including its consolidated entities, in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the Chairman and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2007.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Derivative Litigation
On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans. Defendants have not yet responded to the complaints. We and the parties agreed to a stipulation and proposed order that was submitted to the court on January 5, 2007, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, our former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect, and that the order would be effective upon entry by the court and expire on March 31, 2007, unless otherwise agreed in writing. The court entered the order on January 22, 2007, and the parties subsequently did agree to extend the order, which now expires on August 1, 2007. In connection with the entry of this order, the plaintiffs agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007. The parties may extend the agreement that options will not be exercised by our former Chairman and Chief Executive Officer beyond the current August 1, 2007 expiration date.
On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On January 9, 2007, plaintiffs filed a consolidated complaint. All defendants filed motions to dismiss the complaint on April 2, 2007. Subsequently, plaintiffs filed a motion for partial summary judgment against certain of the defendants. Pursuant to a stipulated order, the motions to dismiss and the motion of partial summary judgment were taken off calendar to permit the parties to explore settlement via mediation. The stipulation provides that unless otherwise agreed to by the parties or ordered by the court, the motions shall be back on calendar as of mid-August. Discovery has not commenced.
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
ERISA Litigation
A complaint dated March 14, 2007 in an action brought under Section 502 of ERISA, 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., was filed in the United States District Court for the Central District of California. The action is brought against us, our directors, and certain of our current and former officers. Plaintiffs allege that they are bringing the action on behalf of all participants in the 401(k) Plan. Plaintiffs allege that the defendants breached their fiduciary duties to members of the 401(k) Plan by virtue of issuing backdated option grants and by failing to disclose this information to the 401(k) Plan participants. Plaintiffs claim that this conduct unjustly enriched certain defendants to the detriment of the 401(k) Plan and its participants, and caused the 401(k) Plan to invest in our securities at allegedly artificially inflated prices. The action purports to assert three causes of action for various alleged breaches of fiduciary duty. We have agreed to accept service of the complaint, and a response is due by July 18, 2007.
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
We are also involved in other litigation and governmental proceedings incidental to our business. These cases are in various procedural stages and, based on reports of counsel, it is our opinion that provisions or reserves made for potential losses are adequate and any liabilities or costs arising out of currently pending litigation will not have a materially adverse effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors
There has been no material change in our risk factors as previously disclosed in our 2006 Annual Report on Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2007 Annual Meeting of Stockholders was held on April 5, 2007. The results of the matters voted on at the Annual Meeting were reported in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, filed on April 9, 2007, and are incorporated herein by this reference.
Item 5. Other Information
As previously disclosed, on February 1, 2007, the Management Development and Compensation Committee of our Board of Directors (the “Committee”) adopted an Equity-Based Award Grant Policy (the “Policy”) as part of an initiative to enhance our corporate governance and administration of our equity compensation plans. Among other things, the Policy requires our legal department to certify to the Committee that there is sufficient share capacity available under our equity compensation plans to make equity awards.
In order to obtain the information necessary to make this certification, we engaged in an extensive review of our employee equity compensation plans’ share capacity and past equity compensation awards under those plans. Unlike stock option awards, we historically did not count restricted stock awards against the share limits stated in our equity compensation plans because restricted stock awards were, except in a few instances, satisfied with shares of our common stock that we had repurchased. Our review concluded that all stock option awards were properly counted against the share limits stated in our equity compensation plans.
Based on our review, and after consultation with counsel, we determined that as of November 30, 2006 we should have counted 2,890,260 shares of restricted stock against the limits stated in our equity compensation plans based on our equity compensation plans’ terms and recent changes in New York Stock Exchange rules. Through the review, we also concluded that we granted shares of restricted stock in excess of the share limits stated in two of our older equity compensation plans. Although we are not required to do so, we have decided to address this by reducing the number of shares available for issuance to employees under our current stockholder-approved plans by the aggregate excess amount, 1,808,986 shares. With the review completed, we have certified to the Committee the available share capacity, which, under the Policy, will allow us to award equity compensation to our employees.
As a result, we have concluded that as of November 30, 2006 we had 1,016,199 shares available for issuance to employees under our stockholder-approved equity compensation plans, and not the 3,906,459 shares reported in Item 12 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2006. In addition, because of the irrevocable election of each of our non-employee directors to receive payouts in cash of all outstanding stock-based awards granted to them under our Non-Employee Director Stock Plan, we have no intention of issuing any shares under the plan. Therefore, we intend to treat the plan as having no available capacity, rather than the 566,061 shares of available capacity reported in Item 12 of our Annual Report on Form 10-K for the fiscal year ended November 30, 2006.
As of May 31, 2007, we had 1,171,930 shares available for future grants, including the voluntary excess grant-related reduction described above. The additional 155,731 shares of available share capacity reflects stock option award forfeitures and shares returned to the Company to satisfy restricted stock tax withholding obligations after November 30, 2006. The number of outstanding shares of our common stock was not affected by the conclusions described above.
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

KB HOME

Registrant
Dated July 10, 2007	/s/ JEFFREY T. MEZGER
Jeffrey T. Mezger
President and Chief Executive Officer (Principal Executive Officer)

Dated July 10, 2007	/s/ DOMENICO CECERE
Domenico Cecere
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS
31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.