Form 10-Q
period 2007-08-31
KB HOME
filed 2007-10-10
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2007.
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
Yes ☐          No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 31, 2007.
Common stock, par value $1.00 per share, 102,703,573 shares outstanding, including 12,238,982 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 25,378,058 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts — Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006

Total revenues	$4,345,946	$6,368,411	$1,543,900	$2,283,865

Construction:
Revenues	$4,335,242	$6,354,799	$1,540,607	$2,279,437
Construction and land costs	(4,658,065)	(4,832,018)	(2,002,381)	(1,800,308)
Selling, general and administrative expenses	(595,971)	(792,014)	(197,164)	(287,015)
Goodwill impairment	(107,926)	—	(107,926)	—

Operating income (loss)	(1,026,720)	730,767	(766,864)	192,114

Interest income	18,882	3,147	8,614	1,132
Loss on early redemption/interest expense, net of amounts capitalized	(12,990)	(16,678)	(12,990)	(3,341)
Equity in pretax income (loss) of unconsolidated joint ventures	(62,727)	7,845	(21,027)	9,043

Construction pretax income (loss)	(1,083,555)	725,081	(792,267)	198,948

Financial services:
Revenues	10,704	13,612	3,293	4,428
Expenses	(3,524)	(4,629)	(1,113)	(1,392)
Equity in pretax income of unconsolidated joint venture	14,558	8,925	4,367	5,058

Financial services pretax income	21,738	17,908	6,547	8,094

Income (loss) from continuing operations before income taxes	(1,061,817)	742,989	(785,720)	207,042

Income tax benefit (expense)	419,700	(270,100)	307,100	(77,700)

Income (loss) from continuing operations	(642,117)	472,889	(478,620)	129,342

Income from discontinued operations, net of income taxes	47,252	59,104	4,904	23,872

Gain on sale of discontinued operations, net of income taxes	438,104	—	438,104	—

Net income (loss)	$(156,761)	$531,993	$(35,612)	$153,214

Basic earnings (loss) per share
Continuing operations	$(8.32)	$5.96	$(6.19)	$1.66
Discontinued operations	6.29	.74	5.73	.31

Basic earnings (loss) per share	$(2.03)	$6.70	$(.46)	$1.97

Diluted earnings (loss) per share
Continuing operations	$(8.32)	$5.65	$(6.19)	$1.60
Discontinued operations	6.29	.71	5.73	.30

Diluted earnings (loss) per share	$(2.03)	$6.36	$(.46)	$1.90

Basic average shares outstanding	77,120	79,414	77,265	77,724

Diluted average shares outstanding	77,120	83,705	77,265	80,618

Cash dividends per common share	$.75	$.75	$.25	$.25

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	August 31,	November 30,
	2007	2006
Assets

Construction:
Cash and cash equivalents	$645,933	$700,041
Trade and other receivables	229,138	224,077
Inventories	4,422,198	5,751,643
Investments in unconsolidated joint ventures	368,756	381,242
Deferred income taxes	668,676	430,806
Goodwill	69,407	177,333
Other assets	148,179	160,197

	6,552,287	7,825,339

Financial services	35,392	44,024

Assets of discontinued operations	—	1,394,375

Total assets	$6,587,679	$9,263,738

Liabilities and Stockholders’ Equity

Construction:
Accounts payable	$597,744	$626,243
Accrued expenses and other liabilities	1,138,769	1,600,617
Mortgages and notes payable	2,161,423	2,920,334

	3,897,936	5,147,194

Financial services	28,467	26,276

Liabilities of discontinued operations	—	1,167,520

Stockholders’ equity:
Common stock	114,943	114,649
Paid-in capital	845,749	825,958
Retained earnings	2,760,860	2,975,465
Accumulated other comprehensive income	—	63,197
Grantor stock ownership trust, at cost	(132,996)	(134,150)
Treasury stock, at cost	(927,280)	(922,371)

Total stockholders’ equity	2,661,276	2,922,748

Total liabilities and stockholders’ equity	$6,587,679	$9,263,738

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Nine Months Ended August 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(156,761)	$531,993
Income from discontinued operations, net of income taxes	(47,252)	(59,104)
Gain on sale of discontinued operations, net of income taxes	(438,104)	—
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in pretax loss (income) of unconsolidated joint ventures	48,169	(16,770)
Distributions of earnings from unconsolidated joint ventures	27,215	7,708
Gain on sale of investment in unconsolidated joint ventures	—	(27,612)
Amortization of discounts and issuance costs	1,898	1,810
Depreciation and amortization	13,361	13,381
Provision for deferred income taxes	(237,870)	(1,190)
Excess tax benefit associated with exercise of stock options	(714)	(8,872)
Stock-based compensation expense	6,103	15,525
Goodwill impairment	107,926	—
Inventory and joint venture impairments and land option abandonments	1,006,969	87,910
Change in assets and liabilities:
Receivables	(3,207)	5,096
Inventories	205,221	(1,455,915)
Accounts payable, accrued expenses and other liabilities	(498,970)	123,460
Other, net	37,402	(7,606)

Net cash provided (used) by operating activities — continuing operations	71,386	(790,186)
Net cash provided by operating activities — discontinued operations	297,397	123,225

Net cash provided (used) by operating activities	368,783	(666,961)

Cash flows from investing activities:
Sale of discontinued operations, net of cash divested	739,764	—
Sale of investment in unconsolidated joint ventures	—	57,767
Investments in unconsolidated joint ventures	(115,404)	(129,437)
Purchases of property and equipment, net	(2,582)	(12,304)
Other, net	—	102

Net cash provided (used) by investing activities — continuing operations	621,778	(83,872)
Net cash used by investing activities — discontinued operations	(12,112)	(3,561)

Net cash provided (used) by investing activities	609,666	(87,433)

Cash flows from financing activities:
Net proceeds from credit agreements and other short term borrowings	—	560,900
Proceeds from (redemption of) term loan	(400,000)	400,000
Redemption of senior subordinated notes	(250,000)	—
Proceeds from issuance of senior notes	—	298,458
Payments on mortgages, land contracts and other loans	(114,119)	(36,269)
Issuance of common stock under employee stock plans	10,823	63,827
Excess tax benefit associated with exercise of stock options	714	8,872
Payments of cash dividends	(57,844)	(58,983)
Repurchases of common stock	(4,909)	(389,934)

Net cash provided (used) by financing activities — continuing operations	(815,335)	846,871
Net cash used by financing activities — discontinued operations	(306,527)	(106,573)

Net cash provided (used) by financing activities	(1,121,862)	740,298

Net decrease in cash and cash equivalents	(143,413)	(14,096)
Cash and cash equivalents, beginning of period	804,182	324,973

Cash and cash equivalents, end of period	$660,769	$310,877

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

In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of August 31, 2007, the results of its consolidated operations for the nine months and three months ended August 31, 2007 and 2006, and its consolidated cash flows for the nine months ended August 31, 2007 and 2006. The results of operations for the nine months and three months ended August 31, 2007 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2006 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2006, which are contained in the Company’s Annual Report on Form 10-K for that period. In this report, however, the Company’s French operations, which were sold on July 10, 2007, are presented as discontinued operations and financial results of prior periods have been reclassified to conform to the current period presentation.

Use of Estimates

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

Earnings(Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings per share is calculated by dividing net income by the average number of common shares outstanding for the period including all potentially dilutive shares issuable under outstanding stock options. Stock options are not considered in the diluted earnings (loss) per share calculation when the Company has a loss from continuing operations. The anti-dilutive stock options excluded from the computation of diluted earnings (loss) per share for the three months and nine months ended August 31, 2007 totaled 1.97 million and 2.80 million, respectively.

The following table presents a reconciliation of average shares outstanding (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006
Basic average shares outstanding	77,120	79,414	77,265	77,724
Net effect of stock options assumed to be exercised	—	4,291	—	2,894

Diluted average shares outstanding	77,120	83,705	77,265	80,618

Comprehensive Income (Loss)

The following table presents the components of comprehensive income (loss) (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006

Net income (loss)	$(156,761)	$531,993	$(35,612)	$153,214
Foreign currency translation adjustment	—	23,800	—	(108)

Comprehensive income (loss)	$(156,761)	$555,793	$(35,612)	$153,106

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Significant Accounting Policies (continued)

The accumulated balance of other comprehensive income in the balance sheet as of November 30, 2006 is comprised solely of cumulative foreign currency translation adjustments of $63.2 million related to the French discontinued operations. Due to the sale of the French operations on July 10, 2007, there was no accumulated balance of other comprehensive income as of August 31, 2007.

Reclassifications and Restatement

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the 2007 presentation. Also, prior period amounts have been restated, as described in the Company’s Annual Report on Form 10-K for the year ended November 30, 2006.

2.	Stock-Based Compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method effective December 1, 2005. SFAS No. 123(R) requires a public entity to measure compensation cost associated with awards of equity instruments based on the grant-date fair value of the awards, over the requisite service period. SFAS No. 123(R) requires public entities to initially measure compensation cost associated with awards of liability instruments based on their current fair value; the fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

Stock Options

In accordance with SFAS No. 123(R), the Company estimates the grant date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding the dividend yield, the risk-free interest rate, the expected stock price volatility and the expected term of the options. The following table summarizes the stock options outstanding as of August 31, 2007 as well as activity during the nine months then ended:

		Weighted Average
	Options	Exercise Price
Options outstanding, beginning of period	8,354,276	$28.71
Granted	650,100	36.19
Exercised	(293,951)	25.25
Cancelled	(568,731)	36.17

Options outstanding, end of period	8,141,694	$30.27

Options exercisable, end of period	6,727,550	$27.35

As of August 31, 2007, the weighted average remaining contractual lives of options outstanding and options exercisable were 10.3 years and 10.4 years, respectively. There was $9.3 million of total unrecognized compensation cost related to unvested stock option awards as of August 31, 2007. For the three months ended August 31, 2007 and 2006, stock-based compensation expense associated with stock options totaled $2.6 million and $5.1 million, respectively. For the nine months ended August 31, 2007 and 2006, stock-based compensation expense totaled $6.1 million and $15.5 million, respectively.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Stock-Based Compensation (continued)

The aggregate intrinsic values of options outstanding and options exercisable were each $44.6 million as of August 31, 2007. (The intrinsic value of a stock option is the amount by which the market value of a share of the Company’s common stock exceeds the exercise price of the option.) The intrinsic value of stock options exercised during the nine months ended August 31, 2007 was $5.1 million. A total of 371,399 options were cancelled as a result of the irrevocable election of each of the Company’s non-employee directors to receive payouts in cash of all outstanding stock-based awards granted to them under the Company’s Non-Employee Director Stock Plan.

Other Stock-Based Awards

On July 12, 2007, the Company’s Chief Executive Officer was awarded 54,000 shares of restricted common stock of the Company (the “Performance Shares”) subject to the terms of the KB Home Amended and Restated 1999 Incentive Plan, the Chief Executive Officer’s Performance Stock Agreement dated July 12, 2007 and his Employment Agreement dated February 28, 2007. None to 150% of the Performance Shares will vest and become unrestricted depending on the Company’s total shareholder return over the three-year period ending on November 30, 2009 relative to a group of peer companies. In accordance with SFAS No. 123(R), the Company used a Monte Carlo simulation model to estimate the grant-date fair value of the Performance Shares. Based on this model, a total grant-date fair value of $2.0 million will be recognized over the requisite service period. During the third quarter of 2007, the Company recognized compensation expense of $.1 million associated with the Performance Shares.

During the quarter ended August 31, 2007, the Company issued certain awards that are accounted for as liabilities in its consolidated financial statements because such awards provide for settlement in cash. On July 12, 2007, the Company granted 536,974 phantom shares and 282,284 stock appreciation rights (SARs) to various employees. Each phantom share represents the right to receive a cash payment equal to the closing price of the Company’s common stock on the applicable vesting date, plus the cumulative value of all cash dividends or other distributions paid in respect of one share of the Company’s common stock from and including the grant date through and including the vesting date. Each SAR represents a right to receive a cash payment equal to the positive difference, if any, between the grant price and the fair market value of a share of the Company’s common stock on the date of exercise, up to a maximum payout of four times the grant price. The phantom shares vest in full at the end of three years while the SARs vest in equal annual installments over three years. Phantom shares granted to senior management and all of the SARs require the achievement of a performance goal related to the Company’s cash flow as an additional condition to vesting. The Company recognized compensation expense of $.9 million during the third quarter of 2007 associated with the phantom shares and SARs.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Financial Services

Financial information related to the Company’s financial services segment is as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006
Revenues:
Interest income	$124	$175	$41	$58
Title services	4,169	4,866	1,530	1,698
Insurance commissions	5,812	6,240	1,712	1,821
Escrow coordination fees	599	2,331	10	851

Total revenues	10,704	13,612	3,293	4,428

Expenses:
Interest	—	(43)	—	(14)
General and administrative	(3,524)	(4,586)	(1,113)	(1,378)

	7,180	8,983	2,180	3,036

Equity in pretax income of unconsolidated joint venture	14,558	8,925	4,367	5,058

Pretax income	$21,738	$17,908	$6,547	$8,094

	August 31,	November 30,
	2007	2006
Assets
Cash and cash equivalents	$14,836	$15,417
First mortgages held under commitments of sale and other	1,057	2,911
Investment in unconsolidated joint venture	19,367	25,296
Other assets	132	400

Total assets	$35,392	$44,024

Liabilities
Accounts payable and accrued expenses	$28,467	$26,276

Total liabilities	$28,467	$26,276

4.	Inventories

Inventories consist of the following (in thousands):

	August 31,	November 30,
	2007	2006
Homes, lots and improvements in production	$3,403,743	$3,834,969
Land under development	1,018,455	1,916,674

Total inventories	$4,422,198	$5,751,643

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Inventories (continued)

The Company’s interest costs are as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006
Capitalized interest, beginning of period	$326,250	$228,163	$379,565	$268,099
Interest incurred	161,410	163,196	58,521	62,291
Loss on early redemption/interest expensed	(12,990)	(16,678)	(12,990)	(3,341)
Interest amortized	(99,958)	(81,642)	(46,360)	(29,910)
Discontinued operations	6,770	8,410	2,746	4,310

Capitalized interest, end of period	$381,482	$301,449	$381,482	$301,449

5.	Inventory Impairments and Abandonments

The Company evaluates its inventory and joint venture investments for recoverability in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) on a quarterly basis, or more frequently if impairment indicators exist. Based on the results of its evaluation, the Company recognized non-cash inventory impairment charges of $610.3 million and $13.0 million in the third quarters of 2007 and 2006, respectively. During the nine months ended August 31, the non-cash inventory impairment charges recorded by the Company totaled $876.5 million in 2007 and $13.0 million in 2006. The Company also recognized non-cash charges of $17.1 million and $19.3 million in the three months ended August 31, 2007 and 2006, respectively, associated with the impairment of its investment in certain unconsolidated joint ventures which operate in markets that have become increasingly difficult. Joint venture impairment charges totaled $58.4 million and $19.3 million in the nine months ended August 31, 2007 and 2006, respectively. In accordance with SFAS No. 144, the Company determined the fair value of each impaired asset primarily based on estimated cash flows discounted for inherent risk associated with the asset. Due to the judgment and assumptions applied in the estimation process, it is possible that actual results could differ from those estimated.

The increased impairment charges in the three-month and nine-month periods ended August 31, 2007 reflect increasingly challenging housing market conditions that have lowered the value of certain assets relative to prior periods. These conditions include a significant oversupply of homes available for sale, housing affordability issues and tighter credit conditions that are keeping prospective buyers from entering the market. Though the Company recorded impairment charges earlier this year, additional impairment charges were recorded in the third quarter of 2007 due to continued housing market deterioration. During the quarter ended August 31, 2007, the oversupply of unsold new and resale homes and downward pressure on home prices worsened in many of the Company’s markets, as tighter lending standards, deteriorating affordability and greater caution on the part of potential homebuyers suppressed demand, and higher foreclosure activity combined with heightened builder and investor efforts to monetize their real estate investments increased supply. As a result, the Company’s sales rates, sales prices and gross margins have declined, lowering the fair value of certain inventory positions, prompting changes in the Company’s strategy concerning projects that no longer meet internal investment standards, and resulting in the impairment of inventory. Further deterioration in housing market conditions may lead to additional non-cash impairment charges in the future or cause the Company to reevaluate its strategy concerning certain assets that could result in future charges associated with the abandonment of land option contracts.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Inventory Impairments and Abandonments (continued)

The following tables present financial information relating to the non-cash inventory and joint venture impairment charges recognized by reporting segment (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006
Inventory impairments:
West Coast	$562,702	$8,097	$359,510	$8,097
Southwest	212,648	—	183,325	—
Central	21,485	4,931	13,281	4,931
Southeast	79,660	—	54,148	—

Total inventory impairments	$876,495	$13,028	$610,264	$13,028

Joint venture impairments:
West Coast	$3,650	$19,334	$—	$19,334
Southwest	3,362	—	3,362	—
Central	750	—	—	—
Southeast	50,673	—	13,766	—

Total joint venture impairments	$58,435	$19,334	$17,128	$19,334

From time to time, the Company will write off costs, including earnest money deposits and pre-acquisition costs, associated with land purchase option contracts that the Company no longer plans to exercise due to market conditions and/or changes in market strategy. During the three months ended August 31, 2007 and 2006, the Company recognized abandonment charges associated with land purchase option contracts of $62.7 million and $36.2 million, respectively. During the nine months ended August 31, 2007 and 2006, the Company’s abandonment charges totaled $72.0 million and $55.6 million, respectively.

The inventory impairment charges and land option contract abandonment charges are included in construction and land costs in the Company’s consolidated statements of operations. The joint venture impairment charges are included in equity in pretax income (loss) from unconsolidated joint ventures in the Company’s consolidated statements of operations.

6.	Goodwill Impairment

The Company has recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company tests goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the quarter ended August 31, 2007, the Company determined that it was necessary to evaluate goodwill for impairment due to deteriorating conditions in certain housing markets, the significant inventory impairments the Company identified and recognized during the quarter in accordance with SFAS No. 144, and the decline in the market price of the Company’s common stock to a level below its per share book value. The Company evaluated goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the impairment test is performed to measure the amount of impairment.

Based on the results of its evaluation, the Company recorded an impairment charge of $107.9 million in the third quarter of 2007 related to its Southwest reporting segment, where all goodwill previously recorded was determined to be impaired. The charge is recorded at the Company’s corporate level since all goodwill is carried at that level. The Company’s goodwill evaluation utilized discounted cash flow analyses and market multiple analyses of historical and forecasted operating results of its reporting units. Inherent in the Company’s fair value determinations are certain judgments and estimates relating to

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Goodwill Impairment (continued)

future cash flows, current economic indicators and market valuations, and the Company’s strategic operational plans. A change in such assumptions may cause a change in the results of the analyses performed. In addition, to the extent that there are significant changes in market conditions, overall economic conditions or the Company’s strategic operational plans, it is possible for goodwill that is not currently impaired to become impaired in the future.

The Company’s goodwill balances by reporting segment are as follows (in thousands):

	August 31,	November 30,
	2007	2006

Southwest	$—	$107,926
Central	24,967	24,967
Southeast	44,440	44,440

Total goodwill	$69,407	$177,333

7.	Mortgages and Notes Payable

On July 27, 2007, the Company completed the redemption of all $250 million of its 9 1/2% senior subordinated notes due in 2011 at a price of 103.167% of the principal amount of the notes, plus accrued interest to the date of redemption. In addition, on July 31, 2007, the Company repaid in full its unsecured $400 million term loan (the “$400 Million Term Loan”), together with accrued interest to the date of repayment. The $400 Million Term Loan was scheduled to mature on April 11, 2011. The Company incurred a loss of $13.0 million associated with the early extinguishment of debt, primarily due to the call premium on the senior subordinated notes and the write-off of unamortized debt issuance costs.

On August 17, 2007, the Company entered into the third amendment (the “Revolver Amendment”) to its $1.5 billion unsecured revolving credit facility dated November 22, 2005 (the “$1.5 Billion Credit Facility”). The Revolver Amendment allows for a reduction of the minimum consolidated interest coverage ratio (the “Coverage Ratio”) otherwise required under the $1.5 Billion Credit Facility for a period of up to nine consecutive quarters (the “Reduction Period”). The Coverage Ratio is the ratio of the Company’s consolidated EBITDA to consolidated interest expense (as defined under the $1.5 Billion Credit Facility). During the Reduction Period, the interest rates applied to borrowings and the unused line fee under the $1.5 Billion Credit Facility, and the maximum ratio of the Company’s consolidated total indebtedness to consolidated tangible net worth are subject to adjustment. The Revolver Amendment also permits the Company to eliminate any minimum Coverage Ratio requirement during the Reduction Period, for a period of up to four quarters, if certain financial criteria are met, and makes permanent amendments to certain provisions of the $1.5 Billion Credit Facility. Consenting lenders to the Revolver Amendment received a fee. The Revolver Amendment was filed with the SEC on August 22, 2007 on a Current Report on Form 8-K.

8.	Consolidation of Variable Interest Entities

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

In compliance with FASB Interpretation No. 46(R), the Company analyzed its land option contracts and other contractual arrangements and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. The consolidation of these VIEs, where the Company was determined to be the primary beneficiary, added $35.6

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Consolidation of Variable Interest Entities (continued)

million to inventory and other liabilities in the Company’s consolidated balance sheet at August 31, 2007. The Company’s cash deposits related to these land option contracts totaled $6.5 million at August 31, 2007. Creditors, if any, of these VIEs have no recourse against the Company. As of August 31, 2007, excluding consolidated VIEs, the Company had cash deposits totaling $70.4 million which were associated with land option contracts having an aggregate purchase price of $1.45 billion.

9.	Commitments and Contingencies

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

The changes in the Company’s warranty liability are as follows (in thousands):

	Nine Months Ended August 31,
	2007	2006
Balance, beginning of period	$152,467	$131,875
Warranties issued	40,380	51,683
Payments and adjustments	(38,282)	(44,965)
Discontinued operations	(11,407)	(9,372)

Balance, end of period	$143,158	$129,221

In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales and land sales that may be affected by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Based on historical experience, the Company does not believe any of these representations, warranties or guarantees would result in a material effect on its consolidated financial position or results of operations.

The Company is often required to obtain bonds and letters of credit in support of its obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water, among other things. At August 31, 2007, the Company had outstanding approximately $1.16 billion and $302.6 million of performance bonds and letters of credit, respectively. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called. Borrowings outstanding and letters of credit issued under the $1.5 Billion Credit Facility are guaranteed by certain of the Company’s subsidiaries (“the Guarantor Subsidiaries”).

The Company conducts a portion of its land acquisition, development and other residential activities through participation in unconsolidated joint ventures in which it holds less than a controlling interest. These unconsolidated joint ventures had total assets of $2.75 billion and outstanding secured construction debt of approximately $1.72 billion at August 31, 2007. In certain instances, the Company or its subsidiaries provide varying levels of guarantees on the debt of unconsolidated joint ventures. When the Company or its subsidiaries provide a guarantee, an unconsolidated joint venture generally receives

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Commitments and Contingencies (continued)

more favorable terms from lenders than would otherwise be available to it. At August 31, 2007, the Company had payment guarantees related to the third-party debt of three of its unconsolidated joint ventures. One of the unconsolidated joint ventures had aggregate third-party debt of $450.6 million at August 31, 2007, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or approximately $218.5 million. The remaining two unconsolidated joint ventures had total third-party debt of $14.6 million at August 31, 2007, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of these payment guarantees was 50% or $7.3 million. The Company’s pro rata share of limited maintenance guarantees of unconsolidated entity debt totaled $126.3 million at August 31, 2007. The limited maintenance guarantees apply only if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. When the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment constitutes a capital contribution and/or loan to the affected unconsolidated joint venture and entitles the Company to receive a greater aggregate amount of the funds any such unconsolidated joint venture may distribute.

10.	Discontinued Operations

On July 10, 2007, the Company completed the sale of its entire 49% equity interest in its publicly traded French subsidiary, Kaufman & Broad SA (“KBSA”). The sale generated total gross proceeds of $807.2 million and a pretax gain of $706.7 million ($438.1 million, net of income taxes), which was recognized in the third quarter of 2007. The sale was made pursuant to a share purchase agreement dated May 22, 2007 (the “Share Purchase Agreement”), among the Company, Financière Gaillon 8 SAS (the “Purchaser”), an affiliate of PAI partners, a European private equity firm, and three of the Company’s wholly owned subsidiaries: Kaufman and Broad Development Group, International Mortgage Acceptance Corporation, and Kaufman and Broad International, Inc. (collectively, the “Selling Subsidiaries”). Under the Share Purchase Agreement, the Purchaser agreed to acquire the entire 49% equity interest (representing 10,921,954 shares, which were held collectively by the Selling Subsidiaries) at a price of 55.00 euros per share. The purchase price consisted of 50.17 euros per share paid by the Purchaser in cash, and a cash dividend of 4.83 euros per share paid by KBSA.

As a result of the sale, the French operations, which had previously been presented as a separate construction segment, are included in discontinued operations in the Company’s consolidated statements of operations. In addition, any assets and liabilities related to these discontinued operations are presented separately on the consolidated balance sheets, and any cash flows related to these discontinued operations are presented separately in the consolidated statements of cash flows. All prior period information has been reclassified to be consistent with the current period presentation.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Discontinued Operations (continued)

The following amounts related to the French operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006
Construction:
Revenues	$911,841	$1,089,701	$68,243	$390,526
Construction and land costs	(680,234)	(795,436)	(53,651)	(287,642)
Selling, general and administrative expenses	(129,407)	(173,168)	(14,734)	(57,204)

Operating income (loss)	102,200	121,097	(142)	45,680

Interest income	1,199	444	191	166
Interest expense, net of amounts capitalized	—	(2,045)	—	(363)
Minority interests	(38,665)	(45,719)	(208)	(16,103)
Equity in pretax income of unconsolidated joint ventures	4,118	8,327	663	1,692

Income from discontinued operations before income taxes	68,852	82,104	504	31,072

Income tax benefit (expense)	(21,600)	(23,000)	4,400	(7,200)

Income from discontinued operations, net of income taxes	$47,252	$59,104	$4,904	$23,872

The following is a summary of the assets and liabilities of the French discontinued operations. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables and payables between the French discontinued operations and the Company (in thousands):

November 30,
2006

Assets
Cash	$88,724
Trade and other receivables	435,520
Inventories	703,120
Investments in unconsolidated joint ventures	16,489
Goodwill	56,482
Other assets	94,040

Total assets	$1,394,375

Liabilities
Accounts payable	$594,576
Accrued expenses and other liabilities	183,580
Mortgages and notes payable	205,469

983,625

Minority interests	183,895

Total liabilities	$1,167,520

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Discontinued Operations (continued)

The Company also had cumulative foreign currency translation adjustments of $63.2 million related to the French discontinued operations as of November 30, 2006 that were included in stockholder’s equity.

11.	Legal Matters

Derivative Litigation

On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans. Defendants have not yet responded to the complaints. The Company and the parties agreed to a stipulation and proposed order that was submitted to the court on January 5, 2007, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, the Company’s former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect, and that the order would be effective upon entry by the court and expire on March 31, 2007, unless otherwise agreed in writing. The court entered the order on January 22, 2007, and the parties subsequently agreed to extend the order, which now expires on December 1, 2007. In connection with the entry of this order, the plaintiffs agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and orders effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007. The parties may extend the agreement that options will not be exercised by the Company’s former Chairman and Chief Executive Officer beyond the current December 1, 2007 expiration date.

On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On January 9, 2007, plaintiffs filed a consolidated complaint. All defendants filed motions to dismiss the complaint on April 2, 2007. Subsequently, plaintiffs filed a motion for partial summary judgment against certain of the defendants. Pursuant to stipulated orders, the motions to dismiss and the motion for partial summary judgment have been taken off calendar to permit the parties to explore settlement via mediation. The latest order provides that unless otherwise agreed to by the parties or ordered by the court, the motions shall be back on calendar as of late October. Discovery has not commenced. At this time, the Company has not concluded whether any potential outcome of the derivative litigation is likely to be material to its consolidated financial position or results of operations.

Government Investigations

In August 2006, the Company announced that it had received an informal inquiry from the SEC relating to its stock option grant practices. In January 2007, the Company was informed that the SEC is now conducting a formal investigation of this matter. The Department of Justice (“DOJ”) is also looking into these practices but has informed the Company that it is not a target of this investigation. The Company has cooperated with these government agencies and intends to continue to do so. At this time, the Company has not concluded whether an unfavorable outcome of one or both of the government investigations is likely to be material to its consolidated financial position or results of operations.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Legal Matters (continued)

ERISA Litigation

A complaint dated March 14, 2007 in an action brought under Section 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., was filed in the United States District Court for the Central District of California. The action is brought against the Company, its directors, and certain of its current and former officers. Plaintiffs allege that they are bringing the action on behalf of all participants in the Company’s 401(k) Savings Plan (the “401(k) Plan”). Plaintiffs allege that the defendants breached their fiduciary duties to members of the 401(k) Plan by virtue of issuing backdated option grants and by failing to disclose this information to the 401(k) Plan participants. Plaintiffs claim that this conduct unjustly enriched certain defendants to the detriment of the 401(k) Plan and its participants, and caused the 401(k) Plan to invest in the Company’s securities at allegedly artificially inflated prices. The action purports to assert three causes of action for various alleged breaches of fiduciary duty. The Company has filed a motion to dismiss all claims against it. A hearing on the motion is scheduled for November 19, 2007. While the Company believes it has strong defenses to the ERISA claims, it has not concluded whether an unfavorable outcome is likely to be material to its consolidated financial position or results of operations.

Storm Water Matter

In January 2003, the Company received a request for information from the Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. Several other public homebuilders have received similar requests. The request sought information about storm water pollution control program implementation at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the DOJ tentatively asserted that certain regulatory requirements applicable to storm water discharges had been violated on certain occasions at certain of the Company’s construction sites, and civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect the Company to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. The Company has defenses to the claims that have been asserted and is exploring with the EPA, DOJ and other homebuilders methods of resolving the matter. To resolve the matter, the DOJ will want the Company to pay a civil penalty and sign a consent decree affecting the Company’s storm water pollution practices at construction sites. The Company believes that the costs associated with any resolution of the matter are not likely to be material to its consolidated financial position or results of operations.

12.	Stockholders’ Equity

The Company’s board of directors authorized a share repurchase program on December 8, 2005 under which the Company may repurchase up to 10 million shares of its common stock. Acquisitions under the share repurchase program may be made in open market or private transactions and will be made from time to time at management’s discretion based on its assessment of market conditions and buying opportunities. The Company did not repurchase any equity securities under its share repurchase program during the nine months ended August 31, 2007. At August 31, 2007, the Company was authorized to repurchase four million shares under the December 8, 2005 board authorization. The Company acquired $4.9 million of common stock during the nine months ended August 31, 2007 in connection with the satisfaction of employee withholding taxes on vested restricted stock awards.

13.	Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure certain financial assets and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 159; however, it is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Segment Information

As of August 31, 2007, the Company has identified five reporting segments, comprised of four construction reporting segments and one financial services segment, within its consolidated continuing operations in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s construction reporting segments are: West Coast, Southwest, Central and Southeast. The reporting segments have construction operations in the following U.S. states:

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

Prior to the fourth quarter of 2006, the Company’s construction operations had been aggregated into a single reporting segment. In the fourth quarter of 2006, the Company reassessed the aggregation of its operating segments and, as a result, revised its reporting segments. During the third quarter of 2007, the Company completed the sale of its entire 49% equity interest in KBSA. Therefore, the French construction segment is presented within discontinued operations in the Company’s financial statements. The Company has restated the prior year reportable segment information presented herein to conform to the current year presentation. The revision of the Company’s reporting segments had no impact on the Company’s financial position, results of operations or cash flows for the three months and nine months ended August 31, 2006.

The Company’s financial services reporting segment provides title and insurance services and, indirectly through Countrywide KB Home Loans, a joint venture with Countrywide Financial Corporation, mortgage banking services to the Company’s homebuyers. This segment also provided escrow coordination services to the Company’s homebuyers until the second quarter of 2007, when the Company terminated the business. The Company’s financial services segment operates in the same markets as the Company’s construction reporting segments.

The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006
Revenues:
West Coast	$1,475,662	$2,322,841	$553,366	$828,496
Southwest	963,930	1,644,096	292,232	561,954
Central	703,456	1,042,773	254,116	400,451
Southeast	1,192,194	1,345,089	440,893	488,536

Total construction revenues	4,335,242	6,354,799	1,540,607	2,279,437
Financial services	10,704	13,612	3,293	4,428

Total revenues	$4,345,946	$6,368,411	$1,543,900	$2,283,865

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Segment Information (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006
Income (loss) from continuing operations before income taxes:
West Coast	$(532,802)	$373,402	$(351,086)	$95,608
Southwest	(150,356)	343,927	(179,930)	92,953
Central	(50,281)	(8,873)	(16,876)	(9,498)
Southeast	(144,945)	135,791	(106,088)	43,440
Corporate and other (a)	(205,171)	(119,166)	(138,287)	(23,555)

Total construction income (loss) from continuing operations before income taxes	(1,083,555)	725,081	(792,267)	198,948
Financial services	21,738	17,908	6,547	8,094

Total income (loss) from continuing operations before income taxes	$(1,061,817)	$742,989	$(785,720)	$207,042

Construction interest cost:
West Coast	$33,220	$11,860	$19,173	$2,520
Southwest	30,842	36,170	13,577	14,255
Central	15,916	24,819	4,809	9,553
Southeast	26,704	13,303	16,977	2,614
Corporate and other	6,266	12,168	4,814	4,309

Total construction interest cost (b)	$112,948	$98,320	$59,350	$33,251

Financial services interest income, net	$124	$175	$41	$58

Equity in pretax income (loss) of unconsolidated joint ventures:
West Coast	$(5,592)	$(17,210)	$(1,877)	$(17,926)
Southwest	1,942	(31)	(3,327)	19
Central	(2,417)	(2,367)	(677)	(958)
Southeast	(51,725)	(200)	(14,256)	296
Corporate and other	(4,935)	27,653	(890)	27,612

Total construction equity in pretax income (loss) of unconsolidated joint ventures	$(62,727)	$7,845	$(21,027)	$9,043

Financial services	$14,558	$8,925	$4,367	$5,058

(a)	Corporate and other includes corporate general and administrative expenses.

(b)	Construction interest cost for the three months ended August 31, 2007 and 2006 includes $46.4 million and $29.9 million, respectively, of interest amortized in construction and land costs. Construction interest cost for the nine months ended August 31, 2007 and 2006 includes $100.0 million and $81.6 million, respectively, of interest amortized in construction and land costs. Construction interest cost for both the three and nine months ended August 31, 2007 includes $13.0 million related to the loss on early redemption of senior subordinated notes and the $400 Million Term Loan, while construction interest cost for the three months and nine months ended August 31, 2006 includes interest expense of $16.7 million and $3.3 million, respectively.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Segment Information (continued)

	August 31, 2007	November 30, 2006
Assets:
West Coast	$2,074,388	$2,910,764
Southwest	1,025,010	1,324,239
Central	751,967	879,134
Southeast	1,236,483	1,504,333
Corporate and other	1,464,439	1,206,869

Total construction assets	$6,552,287	$7,825,339

Financial services	$35,392	$44,024

Investments in unconsolidated joint ventures:
West Coast	$74,836	$48,013
Southwest	174,750	174,168
Central	10,911	14,344
Southeast	101,037	144,717
Corporate and other	7,222	—

Total construction investments unconsolidated joint ventures	$368,756	$381,242

Financial services	$19,367	$25,296

15.	Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2007	2006
Summary of cash and cash equivalents:
Construction	$645,933	$202,792
Financial services	14,836	16,288
Discontinued operations	—	91,797

Total cash and cash equivalents	$660,769	$310,877

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$65,825	$38,778
Income taxes paid	22,703	321,300

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$4,139	$113,866
Increase (decrease) in consolidated inventories not owned	(179,829)	73,437

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information

The Company’s obligations to pay principal, premium, if any, and interest under certain debt instruments are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by the Company. The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented. The Condensed Consolidating Statements of Operations for the three months and nine months ended August 31, 2006 and the Condensed Consolidating Statement of Cash Flows for the nine months ended August 31, 2006 have been restated, as described in the Annual Report on Form 10-K for the year ended November 30, 2006. In addition, in this report the Company’s French operations, which were sold on July 10, 2007, are presented as discontinued operations and financial results of prior periods have been reclassified to conform to this presentation.

Condensed Consolidating Statements of Operations Nine Months Ended August 31, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$3,238,642	$1,107,304	$—	$4,345,946

Construction:
Revenues	$—	$3,238,642	$1,096,600	$—	$4,335,242
Construction and land costs	—	(3,652,898)	(1,005,167)	—	(4,658,065)
Selling, general and administrative expenses	(194,533)	(364,705)	(144,659)	—	(703,897)

Operating loss	(194,533)	(778,961)	(53,226)	—	(1,026,720)
Interest income and loss on early redemption/ interest expense, net of amounts capitalized	130,317	(111,229)	(32,078)	—	(12,990)
Other income (expense)	13,856	(501)	(57,200)	—	(43,845)

Construction pretax loss	(50,360)	(890,691)	(142,504)	—	(1,083,555)

Financial services pretax income	—	—	21,738	—	21,738

Loss from continuing operations before income taxes	(50,360)	(890,691)	(120,766)	—	(1,061,817)
Income tax benefit	19,900	352,100	47,700	—	419,700

Loss from continuing operations before equity in net income (loss) of subsidiaries	(30,460)	(538,591)	(73,066)	—	(642,117)
Income from discontinued operations, net of income taxes	—	—	485,356	—	485,356

Income (loss) before equity in net income (loss) of subsidiaries	(30,460)	(538,591)	412,290	—	(156,761)

Equity in net income (loss) of subsidiaries:
Continuing operations	(611,657)	—	—	611,657	—
Discontinued operations	485,356	—	—	(485,356)	—

Net income (loss)	$(156,761)	$(538,591)	$412,290	$126,301	$(156,761)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Operations Three Months Ended August 31, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,129,929	$413,971	$—	$1,543,900

Construction:
Revenues	$—	$1,129,929	$410,678	$—	$1,540,607
Construction and land costs	—	(1,607,808)	(394,573)	—	(2,002,381)
Selling, general and administrative expenses	(135,799)	(120,839)	(48,452)	—	(305,090)

Operating loss	(135,799)	(598,718)	(32,347)	—	(766,864)
Interest income and loss on early redemption/ interest expense, net of amounts capitalized	33,586	(32,364)	(14,212)	—	(12,990)
Other income (expense)	6,850	(4,953)	(14,310)	—	(12,413)

Construction pretax loss	(95,363)	(636,035)	(60,869)		(792,267)

Financial services pretax income	—	—	6,547	—	6,547

Loss from continuing operations before income taxes	(95,363)	(636,035)	(54,322)	—	(785,720)
Income tax benefit	37,300	248,600	21,200	—	307,100

Loss from continuing operations before equity in net income (loss) of subsidiaries	(58,063)	(387,435)	(33,122)	—	(478,620)
Income from discontinued operations, net of income taxes	—	—	443,008	—	443,008

Income (loss) before equity in net income (loss) of subsidiaries	(58,063)	(387,435)	409,886	—	(35,612)

Equity in net income (loss) of subsidiaries:
Continuing operations	(420,557)	—	—	420,557	—
Discontinued operations	443,008	—	—	(443,008)	—

Net income (loss)	$(35,612)	$(387,435)	$409,886	$(22,451)	$(35,612)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Operations Nine Months Ended August 31, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$5,068,155	$1,300,256	$—	$6,368,411

Construction:
Revenues	$—	$5,068,155	$1,286,644	$—	$6,354,799
Construction and land costs	—	(3,776,996)	(1,055,022)	—	(4,832,018)
Selling, general and administrative expenses	(122,714)	(494,244)	(175,056)	—	(792,014)

Operating income (loss)	(122,714)	796,915	56,566	—	730,767
Interest income and loss on early redemption/ interest expense, net of amounts capitalized	150,765	(120,700)	(46,743)	—	(16,678)
Other income (expense)	27,659	(14,309)	(2,358)	—	10,992

Construction pretax income	55,710	661,906	7,465	—	725,081

Financial services pretax income	—	—	17,908	—	17,908

Income from continuing operations before income taxes	55,710	661,906	25,373	—	742,989
Income tax expense	(20,300)	(240,600)	(9,200)	—	(270,100)

Income from continuing operations before equity in net income of subsidiaries	35,410	421,306	16,173	—	472,889
Income from discontinued operations, net of income taxes	—	—	59,104	—	59,104

Income before equity in net income of subsidiaries	35,410	421,306	75,277	—	531,993

Equity in net income of subsidiaries:
Continuing operations	437,479	—	—	(437,479)	—
Discontinued operations	59,104	—	—	(59,104)	—

Net income	$531,993	$421,306	$75,277	$(496,583)	$531,993

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Operations Three Months Ended August 31, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,812,039	$471,826	$—	$2,283,865

Construction:
Revenues	$—	$1,812,039	$467,398	$—	$2,279,437
Construction and land costs	—	(1,404,911)	(395,397)	—	(1,800,308)
Selling, general and administrative expenses	(43,375)	(180,698)	(62,942)	—	(287,015)

Operating income (loss)	(43,375)	226,430	9,059	—	192,114
Interest income and loss on early redemption/ interest expense, net of amounts capitalized	58,095	(35,400)	(26,036)	—	(3,341)
Other income (expense)	27,614	(16,850)	(589)	—	10,175

Construction pretax income (loss)	42,334	174,180	(17,566)	—	198,948

Financial services pretax income	—	—	8,094	—	8,094

Income (loss) from continuing operations before income taxes	42,334	174,180	(9,472)	—	207,042
Income tax benefit (expense)	(15,900)	(65,400)	3,600	—	(77,700)

Income (loss) from continuing operations before equity in net income of subsidiaries	26,434	108,780	(5,872)	—	129,342
Income from discontinued operations, net of income taxes	—	—	23,872	—	23,872

Income before equity in net income of subsidiaries	26,434	108,780	18,000	—	153,214

Equity in net income of subsidiaries:
Continuing operations	102,908	—	—	(102,908)	—
Discontinued operations	23,872	—	—	(23,872)	—

Net income	$153,214	$108,780	$18,000	$(126,780)	$153,214

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheets August 31, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$549,440	$38,675	$57,818	$—	$645,933
Trade and other receivables	3,676	190,843	34,619	—	229,138
Inventories	—	3,516,755	905,443	—	4,422,198
Other assets	852,733	258,624	143,661	—	1,255,018

	1,405,849	4,004,897	1,141,541	—	6,552,287

Financial services	—	—	35,392	—	35,392
Investment in subsidiaries	(666,897)	—	—	666,897	—

Total assets	$738,952	$4,004,897	$1,176,933	$666,897	$6,587,679

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$303,874	$1,145,063	$287,576	$—	$1,736,513
Mortgages and notes payable	2,142,283	19,140	—	—	2,161,423

	2,446,157	1,164,203	287,576	—	3,897,936

Financial services	—	—	28,467	—	28,467
Intercompany	(4,368,483)	3,474,338	894,145	—	—
Stockholders’ equity	2,661,278	(633,644)	(33,255)	666,897	2,661,276

Total liabilities and stockholders’ equity	$738,952	$4,004,897	$1,176,933	$666,897	$6,587,679

November 30, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Construction:
Cash and cash equivalents	$447,221	$150,829	$101,991	$—	$700,041
Trade and other receivables	5,306	192,815	25,956	—	224,077
Inventories	—	4,589,308	1,162,335	—	5,751,643
Other assets	727,754	237,248	184,576	—	1,149,578

	1,180,281	5,170,200	1,474,858	—	7,825,339

Financial services	—	—	44,024	—	44,024
France discontinued operations	—	—	1,394,375	—	1,394,375
Investment in subsidiaries	400,691	—	—	(400,691)	—

Total assets	$1,580,972	$5,170,200	$2,913,257	$(400,691)	$9,263,738

Liabilities and stockholders’ equity
Construction:
Accounts payable, accrued expenses and other liabilities	$436,279	$1,450,342	$340,239	$—	$2,226,860
Mortgages and notes payable	2,791,213	102,567	26,554	—	2,920,334

	3,227,492	1,552,909	366,793	—	5,147,194

Financial services	—	—	26,276	—	26,276
France discontinued operations	—	—	1,167,520	—	1,167,520
Intercompany	(4,569,268)	3,617,291	951,977	—	—
Stockholders’ equity	2,922,748	—	400,691	(400,691)	2,922,748

Total liabilities and stockholders’ equity	$1,580,972	$5,170,200	$2,913,257	$(400,691)	$9,263,738

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Cash Flows Nine Months Ended August 31, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net loss	$(156,761)	$(538,591)	$(73,066)	$611,657	$(156,761)
Income from discontinued operations, net of income taxes	—	—	(47,252)	—	(47,252)
Gain on sale of discontinued operations, net of income taxes	(438,104)	—	—	—	(438,104)
Goodwill impairment	107,926	—	—	—	107,926
Inventory and joint venture impairments and land option abandonments	—	903,027	103,952	—	1,006,979
Adjustments to reconcile net income to net cash provided (used) by operating activities	(461,940)	(101,398)	161,936	—	(401,402)

Net cash provided (used) by operating activities — continuing operations	(948,879)	263,038	145,570	611,657	71,386
Net cash provided by operating activities — discontinued operations	—	—	297,397	—	297,397

Net cash provided (used) by operating activities	(948,879)	263,038	442,967	611,657	368,783

Cash flows from investing activities:
Sale of discontinued operations, net of cash divested	739,764	—	—	—	739,764
Investments in unconsolidated joint ventures	—	(41,581)	(73,823)	—	(115,404)
Other, net	(338)	(3,577)	1,333	—	(2,582)

Net cash provided (used) by investing activities — continuing operations	739,426	(45,158)	(72,490)	—	621,778
Net cash used by investing activities — discontinued operations	—	—	(12,112)	—	(12,112)

Net cash provided (used) by investing activities	739,426	(45,158)	(84,602)	—	609,666

Cash flows from financing activities:
Payments on term loan	(400,000)	—	—	—	(400,000)
Redemption of senior subordinated notes	(250,000)	—	—	—	(250,000)
Payments on mortgage, land contracts and other loans	—	(87,566)	(26,553)	—	(114,119)
Other, net	(51,216)	(4,463)	4,463	—	(51,216)
Intercompany	1,012,888	(238,005)	(163,226)	(611,657)	—

Net cash provided (used) by financing activities — continuing operations	311,672	(330,034)	(185,316)	(611,657)	(815,335)
Net cash used by financing activities — discontinued operations	—	—	(306,527)	—	(306,527)

Net cash provided (used) by financing activities	311,672	(330,034)	(491,843)	(611,657)	(1,121,862)

Net increase (decrease) in cash and cash equivalents	102,219	(112,154)	(133,478)	—	(143,413)
Cash and cash equivalents, beginning of period	447,221	150,829	206,132	—	804,182

Cash and cash equivalents, end of period	$549,440	$38,675	$72,654	$—	$660,769

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statements of Cash Flows Nine Months Ended August 31, 2006 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$531,993	$421,306	$16,173	$(437,479)	$531,993
Income from discontinued operations, net of income taxes	—	—	(59,104)	—	(59,104)
Change in inventories	—	(978,783)	(477,132)	—	(1,455,915)
Adjustments to reconcile net income to net cash used by operating activities	(138,977)	338,474	(6,657)	—	192,840

Net cash provided (used) by operating activities — continuing operations	393,016	(219,003)	(526,720)	(437,479)	(790,186)
Net cash provided by operating activities — discontinued operations	—	—	123,225	—	123,225

Net cash provided (used) by operating activities	393,016	(219,003)	(403,495)	(437,479)	(666,961)

Cash flows from investing activities:
Sale of investment in unconsolidated joint ventures	57,767	—	—	—	57,767
Investments in unconsolidated joint ventures	3,253	(53,755)	(78,935)	—	(129,437)
Other, net	(2,714)	(5,895)	(3,593)	—	(12,202)

Net cash provided (used) by investing activities — continuing operations	58,306	(59,650)	(82,528)	—	(83,872)
Net cash used by investing activities — discontinued operations	—	—	(3,561)	—	(3,561)

Net cash provided (used) by investing activities	58,306	(59,650)	(86,089)	—	(87,433)

Cash flows from financing activities:
Net proceeds from credit agreements and other short-term borrowings	560,900	—	—	—	560,900
Proceeds from issuance of senior notes and term loan	698,458	—	—	—	698,458
Repurchases of common stock	(389,934)	—	—	—	(389,934)
Other, net	(76,863)	(33,320)	87,630	—	(22,553)
Intercompany	(1,231,172)	267,281	526,412	437,479	—

Net cash provided (used) by financing activities — continuing operations	(438,611)	233,961	614,042	437,479	846,871
Net cash used by financing activities — discontinued operations	—	—	(106,573)	—	(106,573)

Net cash provided (used) by financing activities	(438,611)	233,961	507,469	437,479	740,298

Net increase (decrease) in cash and cash equivalents	12,711	(44,692)	17,885	—	(14,096)
Cash and cash equivalents, beginning of period	54,679	135,949	134,345	—	324,973

Cash and cash equivalents, end of period	$67,390	$91,257	$152,230	$—	$310,877

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our construction operations and our financial services operations. On July 10, 2007, we completed the sale of our entire 49% equity interest in our publicly traded French subsidiary, KBSA. Accordingly, our French operations are presented as discontinued operations in this report and the financial results of prior periods have been reclassified to conform to the current year presentation. The following table presents a summary of our results for the three months and nine months ended August 31, 2007 and 2006 (in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006
Revenues:
Construction	$4,335,242	$6,354,799	$1,540,607	$2,279,437
Financial services	10,704	13,612	3,293	4,428

Total	$4,345,946	$6,368,411	$1,543,900	$2,283,865

Pretax income (loss):
Construction	$(1,083,555)	$725,081	$(792,267)	$198,948
Financial services	21,738	17,908	6,547	8,094

Income (loss) from continuing operations before income taxes	(1,061,817)	742,989	(785,720)	207,042

Income tax benefit (expense)	419,700	(270,100)	307,100	(77,700)

Income (loss) from continuing operations	(642,117)	472,889	(478,620)	129,342
Income from discontinued operations, net of income taxes	47,252	59,104	4,904	23,872
Gain on sale of discontinued operations, net of income taxes	438,104	—	438,104	—

Net income (loss)	$(156,761)	$531,993	$(35,612)	$153,214

Diluted earnings (loss) per share:
Continuing operations	$(8.32)	$5.65	$(6.19)	$1.60
Discontinued operations	6.29	.71	5.73	.30

Diluted earnings (loss) per share	$(2.03)	$6.36	$(.46)	$1.90

Market conditions in the homebuilding industry, which have been difficult throughout 2007, deteriorated further during the third quarter, as the imbalance in housing supply and demand that developed in 2006 continued to worsen in many of our markets. Greater foreclosure activity and efforts by builders and investors to monetize their real estate positions in the quarter contributed to an increase in the supply of unsold new and resale homes to historically high levels. At the same time, tighter lending standards, deteriorating affordability and decreasing confidence among potential homebuyers weakened demand for homes. With the prolonged market downturn, we have experienced negative year-over-year comparisons in our net new orders (new orders for homes less cancellations) for the past several quarters, the result of both weak consumer housing demand and our efforts to reduce inventory investments and community count to better align our operations with the market environment. Our current backlog levels are significantly below year-earlier levels and we delivered fewer homes and generated lower revenues in the third quarter of 2007 than in the year-earlier quarter. In addition, competition and pricing pressures intensified in many of our markets during the third quarter of 2007, lowering the fair value of certain assets. This prompted us to take inventory and goodwill impairment charges and to abandon certain land option contracts. These conditions also compressed our gross margins and, in conjunction with changes in our product mix, reduced our average selling prices for the three months and nine months ended August 31, 2007 compared with those of the year-earlier periods. The combination of fewer deliveries, lower average selling price, compressed gross margins, non-cash charges for inventory and joint venture impairments, land option contract abandonments, and goodwill impairments resulted in our reporting a loss from continuing operations in the third quarter of 2007. We expect these trends in our deliveries and pricing to continue, and the housing markets we serve to remain challenging for the remainder of 2007 and into 2008, significantly reducing our fourth quarter and 2007 full-year revenues and earnings from continuing operations compared to our 2006 results.
Our total revenues of $1.54 billion for the three months ended August 31, 2007 declined 32% from $2.28 billion for the three months ended August 31, 2006. For the nine months ended August 31, 2007, total revenues declined 32% to $4.35 billion from $6.37 billion in the year-earlier period. The decrease in total revenues in the third quarter and first nine months of 2007 was primarily due to a decrease in housing revenues, reflecting fewer unit deliveries and lower average selling prices compared to the same periods of 2006. We delivered 5,699 homes in the third quarter of 2007, down 28% from the 7,893 homes delivered in the year-earlier quarter. The overall average selling price of our homes decreased 7% to $267,700 in the third quarter of 2007 from $288,000 in the corresponding period of 2006. During the nine months ended August 31, 2007, we delivered 15,611 homes, down 28% from the 21,738 homes delivered in the year-earlier period. The overall average selling price for the nine months ended August 31, 2007 declined 8% to $268,800 from $291,400 in the year-earlier period. We use the terms “home” and “unit” to refer to a single-family residence, whether it is a single-family home or other type of residential property. Revenues from our financial services segment totaled $3.3 million in the third quarter of 2007, down 26% compared to $4.4 million in the third quarter of 2006. In the nine months ended August 31, 2007, revenues from our financial services segment totaled $10.7 million, down 21% from $13.6 million in the same period of 2006. The decline in financial services revenues in the three-month and nine-month periods of 2007 compared to the year-earlier periods was mainly due to fewer unit deliveries from our homebuilding operations and the termination of our escrow coordination business in the second quarter of 2007.
Our continuing operations generated an after-tax loss of $478.6 million, or $6.19 per diluted share in the third quarter of 2007, primarily due to pretax, non-cash charges of $690.1 million for inventory and joint venture impairments and the abandonment of land option contracts, and $107.9 million for goodwill impairment recognized during the quarter. The majority of the inventory and joint venture impairments related to our West Coast and Southwest segments, and the goodwill impairment related solely to our Southwest segment. In the third quarter of 2006, we generated after-tax income from continuing operations of $129.3 million, or $1.60 per diluted share. Income from discontinued operations, net of income taxes, totaled $443.0 million in the third quarter of 2007, including the $438.1 million after-tax gain on the sale of our French business. In the third quarter of 2006, income from discontinued operations, net of income taxes, totaled $23.9 million. Overall, we posted a net loss of $35.6 million, or $.46 per diluted share (including the French discontinued operations) in the third quarter of 2007, compared to net income of $153.2 million, or $1.90 per diluted share, generated in the year-earlier quarter.
For the nine months ended August 31, 2007, our loss from continuing operations, net of an income tax benefit, totaled $642.1 million, or $8.32 per diluted share, including pretax non-cash charges of $1.01 billion for inventory and joint venture impairments and the abandonment of land option contracts, and $107.9 million related to goodwill impairment. For the same period of 2006, we reported income from continuing operations, net of income taxes, of $472.9 million, or $5.65 per diluted share. Income from discontinued operations, net of income taxes, totaled $485.4 million in the nine-month period ended August 31, 2007, including the $438.1 million after-tax gain on the sale of our French business. In the year-earlier period, income from discontinued operations, net of income taxes, totaled $59.1 million. We posted a net loss (including the French discontinued operations) of $156.8 million, or $2.03 per diluted share, for the first nine months of 2007 compared to net income of $532.0 million, or $6.36 per diluted share, for the corresponding period of 2006.
Our backlog at August 31, 2007 was comprised of 11,880 units, representing future housing revenues of approximately $3.07 billion. These backlog levels decreased 31% and 38%, respectively, from the 17,198 units in backlog, representing approximately $4.95 billion in future revenues, at August 31, 2006. The decrease in backlog units and value at August 31, 2007 compared to the same date in 2006 was due to the effects of several quarters of negative year-over-year net order comparisons and lower average selling prices, reflecting the persistently challenging conditions in the housing market. Company-wide net orders in the third quarter of 2007 decreased 6%, to 3,907 from 4,167 in the third quarter of 2006. Net orders in the 2007 third quarter decreased year-over-year in all of our geographic segments except the Southeast segment where net orders rose 18%. The third quarter 2007 cancellation rate of 50%, while lower than the 60% cancellation rate in the prior year’s third quarter, increased 16 percentage points from the 34% cancellation rate we experienced in the second quarter of 2007 and reflected further deterioration in market conditions in the 2007 third quarter.

CONSTRUCTION
We have grouped our construction activities into four reporting segments, which we refer to as West Coast, Southwest, Central and Southeast. As of August 31, 2007 and 2006, our construction reporting segments consisted of operations located in the following states: West Coast: California; Southwest: Arizona, Nevada and New Mexico; Central: Colorado, Illinois, Indiana, Louisiana and Texas; and Southeast: Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia. The following table presents a summary of selected financial and operational data for our construction operations (dollars in thousands, except average selling price):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006
Revenues:
Housing	$4,196,487	$6,334,782	$1,525,863	$2,272,810
Land	138,755	20,017	14,744	6,627

Total	4,335,242	6,354,799	1,540,607	2,279,437

Costs and expenses:
Construction and land costs
Housing	4,461,484	4,812,645	1,952,718	1,793,451
Land	196,581	19,373	49,663	6,857

Subtotal	4,658,065	4,832,018	2,002,381	1,800,308
Selling, general and administrative expenses	595,971	792,014	197,164	287,015

Goodwill impairment	107,926	—	107,926	—

Total	5,361,962	5,624,032	2,307,471	2,087,323

Operating income (loss)	$(1,026,720)	$730,767	$(766,864)	$192,114

Unit deliveries	15,611	21,738	5,699	7,893
Average selling price	$268,800	$291,400	$267,700	$288,000
Housing gross margin	-6.3%	24.0%	-28.0%	21.1%

Selling, general and administrative expenses as a percent of housing revenues	14.2%	12.5%	12.9%	12.6%

Operating income (loss) as a percent of construction revenues	-23.7%	11.5%	-49.8%	8.4%
The following table presents residential information (excluding French discontinued operations) in terms of unit deliveries to home buyers and net orders taken by reporting segment for the three-month and nine-month periods ended August 31, 2007 and 2006, together with backlog data in terms of units and value by reporting segment at August 31, 2007 and 2006:

	Three Months Ended August 31,
	Deliveries		Net Orders
Segment	2007	2006	2007	2006
West Coast	1,252	1,683	713	775
Southwest	1,133	1,798	604	806
Central	1,433	2,489	1,370	1,549
Southeast	1,881	1,923	1,220	1,037

Total	5,699	7,893	3,907	4,167

Unconsolidated joint ventures	13	4	79	24

	Nine Months Ended August 31,				August 31,
							Backlog — Value
	Deliveries		Net Orders		Backlog — Units		In Thousands
Segment	2007	2006	2007	2006	2007	2006	2007	2006
West Coast	3,097	4,708	3,853	3,802	2,371	3,348	$1,042,194	$1,726,232
Southwest	3,379	5,163	3,149	3,537	2,300	3,802	590,711	1,129,899
Central	4,096	6,507	4,606	6,567	3,565	5,005	599,400	802,950
Southeast	5,039	5,360	5,308	4,790	3,644	5,043	834,588	1,295,886

Total	15,611	21,738	16,916	18,696	11,880	17,198	$3,066,893	$4,954,967

Unconsolidated joint ventures	32	4	273	24	295	20	$108,821	$7,748

Revenues. Construction revenues decreased by $738.8 million, or 32%, to $1.54 billion in the quarter ended August 31, 2007, from $2.28 billion in the year-earlier quarter mainly due to a decline in housing revenues. Housing revenues of $1.53 billion for the three months ended August 31, 2007 were down $746.9 million, or 33%, from $2.27 billion in the year-earlier period due to a 28% year-over-year decline in unit deliveries and a 7% year-over-year decrease in our overall average selling price. Company-wide, our unit deliveries decreased to 5,699 in the third quarter of 2007 from 7,893 in the third quarter of 2006, reflecting decreases in all our geographic segments. Our third quarter overall average selling price decreased to $267,700 in 2007 from $288,000 in the year-earlier quarter.
In the first nine months of 2007, construction revenues totaled $4.34 billion, decreasing by $2.01 billion, or 32%, from $6.35 billion in the corresponding period of 2006 due to lower revenues from homebuilding operations. Housing revenues declined 34% to $4.20 billion in the nine-month period ended August 31, 2007, from $6.33 billion in the year-earlier period, reflecting a 28% decline in unit deliveries and an 8% decrease in our overall average selling price. Company-wide unit deliveries fell to 15,611 in the first nine months of 2007 from 21,738 in the first nine months of 2006. Our overall average selling price decreased to $268,800 for the nine months ended August 31, 2007 from $291,400 for the corresponding period of 2006.
Revenues from land sales totaled $14.7 million in the third quarter of 2007 and $6.6 million for the year-earlier quarter. Our revenues from land sales for the first nine months of 2007 totaled $138.8 million compared to $20.0 million for the first nine months of 2006. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, the strength and number of competing developers entering particular markets at given points in time, the availability of land in the markets we serve and prevailing market conditions. Land sale revenues were more significant in the three-month and nine-month periods ended August 31, 2007 compared to the year-earlier periods as we sold land in light of current market conditions and our future sales expectations.
Operating income (loss). Our construction operations posted an operating loss of $766.9 million in the three months ended August 31, 2007, a decrease of $959.0 million from operating income of $192.1 million in the third quarter of 2006, reflecting losses from both homebuilding operations and land sales. The 2007 third quarter operating loss represented 49.8% of construction revenues; in the year-earlier quarter, operating income represented 8.4% of construction revenues. This change of 58.2 percentage points was primarily due to a decrease in our housing gross margin, which fell to a negative 28.0% in the third quarter of 2007 from a positive 21.1% for the same period of 2006. The change in our housing gross margin was largely the result of pretax, non-cash charges of $639.0 million for inventory impairments and land option contract abandonments during the quarter, and greater use of price concessions and sales incentives to meet competition. The impairment and abandonment charges recorded in the third quarter of 2007 primarily related to our West Coast and Southwest segments and resulted from a further decline in market conditions, which intensified pricing pressures and depressed new home values in certain housing markets across the country. These market conditions also depressed land prices and led us to terminate several projects that no longer met our internal investment standards. Excluding inventory and abandonment charges ($639.0 million in 2007 and $49.2 million in 2006), our third quarter housing gross margin would have been 13.9% in 2007 and 23.3% in 2006. Company-wide land sales in the third quarter of 2007 generated losses of $34.9 million, which included $34.0 million of impairment charges related to planned future land sales. In the third quarter of 2006, Company-wide land sales generated essentially break-even results.
Selling, general and administrative expenses decreased by $89.8 million or 31% to $197.2 million in the three months ended August 31, 2007 from $287.0 million in the corresponding 2006 period. The year-over-year decrease reflects our efforts to align our business with reduced unit delivery volumes. However, as a percentage of housing revenues, selling, general and administrative expenses increased to 12.9% in the third quarter of 2007 from 12.6% in the year-earlier period, primarily reflecting higher marketing expenses as a percentage of housing revenues in the current quarter due to increased competitive pressures.
In the first nine months of 2007, our construction operations generated an operating loss of $1.03 billion compared to operating income of $730.8 million generated in the corresponding period of 2006, as both our homebuilding operations and land sales generated losses. The nine-month operating loss represented 23.7% of construction revenues; in the year-earlier period, operating income represented 11.5% of construction revenues. Our housing gross margin decreased to negative 6.3% in the first nine months of 2007 from positive 24.0% for the same period of 2006. Our housing gross margin decreased in the first nine months of 2007 compared to the same period of 2006, mainly due to pretax, non-cash inventory impairment and land option contract abandonment charges of $889.0 million, and increased use of price concessions and sales incentives to meet competitive conditions. Excluding inventory and land option contract abandonment charges ($889.0 million in 2007 and $68.6 million in 2006), our housing gross margin for the nine months ended August 31 would have been 14.9% in 2007 and 25.1% in 2006. Company-wide land sales generated a loss of $57.8 million compared to profits of $.6 million in the first nine months of 2006. The land sale loss in the first nine months of 2007 included $59.6 million of impairment charges related to planned future land sales.
Selling, general and administrative expenses in the nine months ended August 31, 2007 decreased 25%, to $596.0 million from $792.0 million in the corresponding 2006 period. Our efforts to align our business with reduced unit delivery volumes drove the year-over-year decrease. As a percentage of housing revenues, selling, general and administrative expenses increased to 14.2% in the first nine months of 2007 from 12.5% in the year-earlier period, mainly as a result of increased marketing costs and sales allowances as a percentage of housing revenues stemming from highly competitive conditions. Selling, general and administrative expenses in the first nine months of 2007 also included $7.1 million, recognized in the first quarter of 2007, for payments made to some employees in connection with the increase in the exercise price of certain annual stock option grants. The increase in the exercise price was based on the results of an independent review of our stock option grant practices in 2006 by a subcommittee of the Audit and Compliance Committee of the board of directors, and on compliance with the requirements of Section 409A of the Internal Revenue Code.
Goodwill Impairment. We have recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, we test goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the quarter ended August 31, 2007, we determined that it was necessary to evaluate goodwill for impairment due to the deterioration of conditions within certain housing markets, the significant inventory impairments identified and recognized during the quarter in accordance with SFAS No. 144, and the decline in the market price of our common stock to a level below our per share book value. We evaluated goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to identify potential impairment, by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the impairment test is performed to measure the amount of impairment. Based on the results of our evaluation, we recorded an impairment charge of $107.9 million in the third quarter of 2007 related to our Southwest reporting segment, where all goodwill previously recorded was determined to be impaired. The charge is recorded at our corporate level since all goodwill is carried at that level. Our goodwill evaluation utilized discounted cash flow analyses and market multiple analyses of historical and forecasted operating results of our reporting units. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, current economic indicators and market valuations, and our strategic operational plans. A change in such assumptions may cause a change in the results of the analyses performed. In addition, to the extent that there are significant changes in market conditions, overall economic conditions or our strategic operational plans, it is possible for goodwill that is not currently impaired to become impaired in the future.
Interest Income. Interest income totaled $8.6 million in the third quarter of 2007 and $1.1 million in the third quarter of 2006. For the first nine months of 2007, interest income totaled $18.9 million compared to $3.1 million in the first nine months of 2006. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates.
Loss on Early Redemption/Interest Expense, Net of Amounts Capitalized. During the third quarter of 2007, we recorded a loss of $13.0 million associated with the early redemption of debt. On July 27, 2007, we redeemed all $250 million of our 9 1/2% senior subordinated notes due in 2011 at a price of 103.167% of the principal amount of the notes, plus accrued interest to the date of redemption. In addition, on July 31, 2007, we repaid in full the $400 Million Term Loan, together with accrued interest to the date of repayment. The $400 Million Term Loan was scheduled to mature on April 11, 2011. The $13.0 million loss was primarily due to the call premium on the senior subordinated notes and the write-off of unamortized debt issuance costs.

During the three-month and nine-month periods ended August 31, 2007, all of our interest was capitalized and, consequently, we had no interest expense, net of amounts capitalized. Interest expense, net of amounts capitalized, in the three months and nine months ended August 31, 2006 totaled $3.3 million and $16.7 million, respectively. Gross interest incurred during the three months ended August 31, 2007 decreased by $16.8 million, to $45.5 million, from $62.3 million incurred in the year-earlier period. Gross interest incurred during the nine months ended August 31, 2007 decreased by $14.8 million, to $148.4 million, from $163.2 million incurred in the corresponding period of 2006. The decreases in gross interest incurred during the three months and nine months ended August 31, 2007 reflected the lower average debt level in those periods compared to the same periods of 2006. The percentage of interest capitalized in the three-month and nine-month periods of 2007 increased from 95% and 90% in the three months and nine months ended August 31, 2006, respectively, due to an increase in inventory qualifying for interest capitalization compared to 2006.
Equity in Pretax Income (Loss) of Unconsolidated Joint Ventures. Equity in pretax loss of unconsolidated joint ventures totaled $21.0 million in the third quarter of 2007 compared to equity in pretax income of unconsolidated joint ventures of $9.0 million in the third quarter of 2006. Our unconsolidated joint ventures recorded combined revenues of $218.9 million in the third quarter of 2007 compared to $64.0 million in the corresponding period of 2006. For the first nine months of 2007, our equity in pretax loss of unconsolidated joint ventures totaled $62.7 million compared to equity in pretax income of unconsolidated joint ventures of $7.8 million for the same period of 2006. Combined revenues from these joint ventures totaled $262.8 million in the first nine months of 2007 and $155.8 million in the first nine months of 2006. Our equity in pretax loss of unconsolidated joint ventures for the three months and nine months ended August 31, 2007 included charges of $17.1 million and $58.4 million respectively, to recognize the impairment of certain joint venture investments in our West Coast, Southwest and Southeast regions. In the three months and nine months ended August 31, 2006, we recognized joint venture impairment charges of $19.3 million related to our West Coast region.
Unconsolidated joint venture revenues in the three-month and nine-month periods ended August 31, 2007 and 2006 were generated from residential activities. Residential activities performed by our unconsolidated joint ventures generally include buying, developing and selling land. In some cases, our residential unconsolidated joint ventures also construct and deliver homes. Residential unit deliveries from unconsolidated joint ventures totaled 13 and 32 in the three months and nine months ended August 31, 2007, respectively, compared to 4 deliveries in both of the corresponding periods of 2006. Unconsolidated joint ventures generated combined pretax income of $6.1 million in the third quarter of 2007 and $5.8 million in the corresponding period of 2006. In the first nine months of 2007 and 2006, unconsolidated joint ventures generated a combined pretax loss of $30.6 million and combined pretax income of $9.3 million, respectively.
CONSTRUCTION SEGMENTS
The following table sets forth financial information related to our construction reporting segments for the periods indicated (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006
West Coast:
Revenues	$1,475,662	$2,322,841	$553,366	$828,496
Operating costs and expenses	(2,012,696)	(1,952,253)	(903,211)	(723,513)
Other, net	4,232	2,814	(1,241)	(9,375)

Pretax income (loss)	$(532,802)	$373,402	$(351,086)	$95,608

Southwest:
Revenues	$963,930	$1,644,096	$292,232	$561,954
Operating costs and expenses	(1,109,833)	(1,291,405)	(464,521)	(464,989)
Other, net	(4,453)	(8,764)	(7,641)	(4,012)

Pretax income (loss)	$(150,356)	$343,927	$(179,930)	$92,953

Central:
Revenues	$703,456	$1,042,773	$254,116	$400,451
Operating costs and expenses	(748,033)	(1,039,129)	(270,117)	(405,116)
Other, net	(5,704)	(12,517)	(875)	(4,833)

Pretax income (loss)	$(50,281)	$(8,873)	$(16,876)	$(9,498)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006
Southeast:
Revenues	$1,192,194	$1,345,089	$440,893	$488,536
Operating costs and expenses	(1,283,574)	(1,206,587)	(530,188)	(446,845)
Other, net	(53,565)	(2,711)	(16,793)	1,749

Pretax income (loss)	$(144,945)	$135,791	$(106,088)	$43,440

West Coast — Housing revenues from our West Coast segment fell 33% to $553.4 million in the third quarter of 2007 from $828.5 million in the year-earlier quarter due to a 26% decrease in unit deliveries and a 10% decrease in the average selling price. Unit deliveries decreased to 1,252 from 1,683 in the year-earlier quarter while the average selling price decreased to $442,000 from $492,300 in the year-earlier quarter. Our West Coast segment generated a pretax loss of $351.1 million in the three months ended August 31, 2007, down from pretax income of $95.6 million in the year-earlier period. The pretax loss was principally due to $364.6 million of non-cash charges for inventory and joint venture impairments and land option contract abandonments in the third quarter of 2007. The substantial impairment and abandonment charges resulted from deteriorating market conditions, which intensified pricing pressures and depressed the fair value of new homes in certain markets within our West Coast segment. Further contributing to the decreased 2007 third quarter results were lower revenues, higher marketing expenses and greater use of price concessions and sales incentives to meet competition. In the third quarter of 2006, pretax, non-cash charges for inventory and joint venture impairments and land option contract abandonments totaled $36.9 million.
In the first nine months of 2007, housing revenues from our West Coast segment totaled $1.42 billion, down 39% from $2.32 billion in the first nine months of 2006. The year-over-year decrease in housing revenues reflected a 34% decline in unit deliveries and a 7% decrease in the average selling price. Unit deliveries decreased to 3,097 from 4,708 in the year-earlier period while the average selling price decreased to $459,100 from $493,400 in the year-earlier period. In the first nine months of 2007, our West Coast segment posted a pretax loss of $532.8 million, compared to $373.4 million in pretax income for the year-earlier period. The pretax loss in 2007 reflected lower revenues, a non-cash charge of $578.2 million for inventory and joint venture impairments and land option contract abandonments, and a decrease in the housing gross margin as competitive conditions drove higher marketing expenses and greater use of price concessions and sales incentives. In the first nine months of 2006, pretax, non-cash charges for inventory and joint venture impairments and land option contract abandonments totaled $47.6 million.
Southwest — Southwest segment housing revenues declined 48% to $291.1 million in the third quarter of 2007 from $558.8 million in the third quarter of 2006, reflecting decreases of 37% and 17% in this segment’s unit deliveries and average selling price, respectively. Unit deliveries fell to 1,133 from 1,798 in the year-earlier quarter and the average selling price decreased to $256,900 from $310,800 in the year-earlier quarter. Our Southwest segment generated a pretax loss of $179.9 million in the three months ended August 31, 2007, compared to pretax income of $93.0 million in the year-earlier period. The pretax loss in the third quarter of 2007 was primarily due to a non-cash charge of $196.6 million for inventory and joint impairments and land option contract abandonments. The majority of the charge related to inventory impairments in the Las Vegas market, where demand and the price of new homes dropped significantly during the period. In addition, our housing gross margin in the Southwest segment decreased compared to the year-earlier period due to lower selling prices and increases in marketing expenses and sales incentives driven by current market conditions. In the year-earlier quarter, pretax, non-cash charges for land option contract abandonments totaled $7.4 million and there were no impairments.
In the first nine months of 2007, housing revenues generated by our Southwest segment declined 45% to $905.4 million from $1.64 billion in the first nine months of 2006. Unit deliveries decreased 35% to 3,379 in the first nine months of 2007 from 5,163 in the year-earlier period and the average selling price decreased 16% to $267,900 from $317,800 in the year-earlier period. Southwest operations posted a pretax loss of $150.4 million in the nine months ended August 31, 2007, down from pretax income of $343.9 million generated in the nine months ended August 31, 2006. The pretax loss in the first nine months of 2007 resulted from a $226.0 million non-cash charge for inventory impairments and abandonments, a significant decline in housing revenues and a lower housing gross margin. In the first nine months of 2006, pretax, non-cash charges for land option contract abandonments totaled $9.8 million, and there were no impairments.
Central — Housing revenues in our Central segment decreased 37% to $252.2 million in the third quarter of 2007 from $400.4 million in the third quarter of 2006 due to a 42% decrease in unit deliveries, partially offset by a 9% increase in the average selling price. Unit deliveries decreased to 1,433 units in the first three months of 2007 from 2,489 units in the year-earlier period, while the average selling price increased to $176,000 from $160,900. The increase in the average selling price reflected a shift in the geographic mix of unit deliveries within the Central segment. Our Central segment generated pretax losses of $16.9 million and $9.5 million in the three months ended August 31, 2007 and 2006, respectively. These results reflected a substantial decline in housing revenues, a lower housing gross margin, and a non-cash charge of $14.9 million related to inventory and joint venture impairments and land option contract abandonments. In the third quarter of 2006, our Central segment results included $13.5 million of pretax, non-cash charges for inventory impairments and land option contract abandonments.
Housing revenues from our Central segment totaled $695.0 million in the first nine months of 2007, down 33% from $1.04 billion in the first nine months of 2006. Unit deliveries decreased 37% to 4,096 units in the first nine months of 2007 from 6,507 units in the year-earlier period, while the average selling price increased 6% to $169,700 from $160,300. The pretax losses from our Central segment totaled $50.3 million and $8.9 million, respectively, in the nine months ended August 31, 2007 and 2006. The pretax loss in the nine months ended August 31, 2007 included a non-cash charge of $25.2 million related to inventory and joint venture impairments and land option contract abandonments, and also reflected lower housing revenues, a lower housing gross margin and an increase in selling, general and administrative expenses as a percentage of housing revenues. In the nine months ended August 31, 2006, pretax, non-cash charges for inventory impairments and land option contract abandonments totaled $15.8 million.
Southeast — In the third quarter of 2007, housing revenues in our Southeast segment decreased 12% to $429.2 million from $485.1 million in the corresponding quarter of 2006, as unit deliveries decreased slightly to 1,881 units from 1,923 units, and the average selling price fell 10% to $228,200 from $252,300. Our Southeast segment generated a pretax loss of $106.1 million in the three months ended August 31, 2007, compared to pretax income of $43.4 million posted in the year-earlier period. During the third quarter of 2007, our Southeast segment recorded a pretax, non-cash charge of $114.0 million associated with inventory and joint venture impairments and land option contract abandonments reflecting increased pricing pressures in the segment. In the third quarter of 2006, pretax, non-cash charges associated with land option contract abandonments totaled $10.7 million and there were no impairments. Our Southeast segment also posted a lower housing gross margin in the third quarter of 2007 versus the year-earlier quarter due to the increased use of sales incentives to meet competition.
In the first nine months of 2007, housing revenues in our Southeast segment decreased 12% to $1.17 billion from $1.33 billion in the corresponding period of 2006, as unit deliveries declined 6%, to 5,039 units from 5,360 units, and the average selling price decreased 6%, to $233,000 from $247,800. Our Southeast segment posted a pretax loss of $144.9 million in the first nine months of 2007 compared to pretax income of $135.8 million in the year-earlier period. The pretax loss in the first nine months of 2007 included non-cash charges of $177.6 million associated with inventory and joint venture impairments and land option contract abandonments, and reflected lower housing revenues and a lower housing gross margin due to the increased use of sales incentives prompted by competitive conditions. In the first nine months of 2006, pretax, non-cash charges associated with land option contract abandonments totaled $14.7 million, and there were no impairments.
FINANCIAL SERVICES
Our financial services segment provides title and insurance services to our homebuyers. This segment also provided escrow coordination services to our homebuyers until the second quarter of 2007, when we terminated the business. The segment also provides mortgage banking services to our homebuyers indirectly through Countrywide KB Home Loans. We and Countrywide Financial Corporation each have a 50% ownership interest in Countrywide KB Home Loans, with Countrywide providing management oversight of the joint venture’s operations. Countrywide KB Home Loans is accounted for as an unconsolidated joint venture in the financial services reporting segment of our financial statements.
The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006

Revenues	$10,704	$13,612	$3,293	$4,428
Expenses	(3,524)	(4,629)	(1,113)	(1,392)
Equity in pretax income of unconsolidated joint venture	14,558	8,925	4,367	5,058

Pretax income	$21,738	$17,908	$6,547	$8,094

Total originations*:
Loans	10,618	9,362	4,123	4,237
Principal	$2,534,341	$2,232,130	$987,184	$1,023,704
Retention rate	69%	53%	73%	59%

	Nine Months Ended August 31,		Three Months Ended August 31,
	2007	2006	2007	2006
Loans sold*:
Loans	11,461	9,240	4,039	3,780
Principal	$2,747,379	$2,176,307	$965,237	$900,387

*	Loan originations and sales are within the Countrywide KB Home Loans joint venture.
Revenues. Financial services revenues, which include revenues from title services, insurance commissions and escrow coordination fees, totaled $3.3 million and $4.4 million in the third quarters of 2007 and 2006, respectively. In the first nine months of 2007 and 2006, financial services revenues totaled $10.7 million and $13.6 million, respectively. Financial services revenues for the three months and nine months ended August 31, 2006 also included a nominal amount of interest income. The decrease in financial services revenues in the three-month and nine-month periods ended August 31, 2007 compared to the prior year periods reflects decreases in insurance commissions and escrow coordination fees resulting from the decrease in unit deliveries from our homebuilding operations and the termination of our escrow coordination business in the second quarter of 2007, and lower revenues from title services.
Expenses. General and administrative expenses totaled $1.1 million in the third quarter of 2007 and $1.4 million in the third quarter of 2006. In the first nine months of 2007 and 2006, general and administrative expenses totaled $3.5 million and $4.6 million, respectively. The year-over-year decrease in general and administrative expenses in the third quarter and first nine months of 2007 corresponded to the decrease in financial services revenues during the periods.
Equity in Pretax Income of Unconsolidated Joint Venture. Equity in pretax income of unconsolidated joint venture relates to our 50% interest in the Countrywide KB Home Loans joint venture and totaled $4.4 million and $5.1 million for the three months ended August 31, 2007 and 2006, respectively. The decrease in joint venture income for the quarter ended August 31, 2007 compared to the year-earlier quarter reflected a 2% decrease in the number of loans originated by Countrywide KB Home Loans. For the nine months ended August 31, 2007 and 2006, equity in pretax income of unconsolidated joint venture totaled $14.6 million and $8.9 million, respectively. The increase in joint venture income was primarily due to an increase of 13% in the number of loans originated by Countrywide KB Home Loans in the first nine months of 2007 compared to the year-earlier period. Countrywide KB Home Loans’ retention rate (the percentage of our homebuyers using Countrywide KB Home Loans as a loan originator) increased during the three months and nine months ended August 31, 2007 as the joint venture’s operations, which began on September 1, 2005, continued to mature. The retention rate for the three months ended August 31, 2007 increased by 14 percentage points, to 73%, compared to 59% for the year-earlier quarter, and the retention rate for the nine months ended August 31, 2007 increased by 16 percentage points to 69% compared to 53% for the year-earlier period.
INCOME TAXES
We recognized an income tax benefit from continuing operations of $307.1 million in the third quarter of 2007 and income tax expense from continuing operations of $77.7 million in the third quarter of 2006. For the first nine months of 2007, we recognized an income tax benefit of $419.7 million for continuing operations compared to $270.1 million of income tax expense for the first nine months of 2006. These amounts represented effective income tax rates on pretax losses from continuing operations of 39.1% and 39.5%, respectively, for the three- and nine-month periods ended August 31, 2007 and effective income tax rates on pretax income from continuing operations of 37.5% and 36.4%, respectively, for the three months and nine months ended August 31, 2006. The increase in tax rates in the three and nine months ended August 31, 2007 from the comparable periods of 2006 was primarily due to increased utilization of synthetic fuel credits partially offset by a reduction of tax benefits from a domestic manufacturing deduction under the American Jobs Creation Act.
During 2007 and 2006, we made investments that resulted in benefits in the form of synthetic fuel tax credits. Under current tax law, these credits are subject to a phase-out provision that gradually reduces the credits if the annual average price of domestic crude oil increases to a stated phase-out range. Based on current estimates of the annual average price of domestic crude oil for 2007, a 25% phase-out of tax credits is reflected in the effective income tax rates for the three months and nine months ended August 31, 2007, and a 45% phase-out applied to the comparable periods of 2006. Our 2007 full year effective income tax benefit from continuing operations, currently expected to be approximately 40%, may decrease in the event oil prices rise above current levels causing tax credits to be reduced.
DISCONTINUED OPERATIONS
On July 10, 2007, we completed the sale of our entire 49% equity interest in KBSA for total gross proceeds of $807.2 million, and recognized a pretax gain of $706.7 million ($438.1 million net of income taxes) in the third quarter of 2007 related to the transaction. The sale was made pursuant to the Share Purchase Agreement among us, the Purchaser, and the Selling Subsidiaries. Under the Share Purchase Agreement, the Purchaser agreed to acquire our entire 49% equity interest (representing 10,921,954 shares, which were held collectively by the Selling Subsidiaries) at a price of 55.00 euros per share. The purchase price consisted of 50.17 euros per share paid by the Purchaser in cash, and a cash dividend of 4.83 euros per share paid by KBSA.
Income from discontinued operations, net of income taxes, including the gain realized on the sale of the French operations, totaled $443.0 million, or $5.73 per diluted share, for the three months ended August 31, 2007. In the year-earlier quarter, income from discontinued operations totaled $23.9 million, or $.30 per diluted share. In the first nine months of 2007, income from discontinued operations, net of income taxes totaled $485.4 million, or $6.29 per diluted share, including the gain realized on the sale of the French operations, increasing from $59.1 million, or $.71 per diluted share, in the year-earlier period.
Liquidity and Capital Resources
We assess our liquidity in terms of our ability to generate cash to fund our operating and investing activities. Historically, we have funded our construction and financial services activities with internally generated cash flows and external sources of debt and equity financing. From time to time, we may also borrow under our $1.5 Billion Credit Facility. Operating, investing and financing activities used net cash of $143.4 million in the nine months ended August 31, 2007 and $14.1 million in the nine months ended August 31, 2006.
Operating Activities. Continuing operations provided net operating cash of $71.4 million during the first nine months of 2007 and used net cash of $790.2 million during the first nine months of 2006. The year-over-year change in operating cash flow primarily reflected a net decrease in inventories stemming from our curtailment of inventory investments in light of challenging housing market conditions and our future sales expectations. Our sources of operating cash in the first nine months of 2007 included a net decrease in inventories of $205.2 million (excluding inventory impairments and land option abandonments, $4.1 million of inventories acquired through seller financing and a decrease of $179.8 million in consolidated inventories not owned), other operating sources of $37.4 million, and various non-cash items added to the loss from continuing operations. Partially offsetting the cash provided was a decrease in accounts payable, accrued expenses and other liabilities of $499.0 million. Discontinued operations provided net cash from operating activities of $297.4 million in the first nine months of 2007.
Operating cash used by continuing operations in the first nine months of 2006 included net investments in inventories of $1.46 billion (excluding inventory impairments and land option abandonments, $113.9 million of inventories acquired through seller financing and an increase of $73.4 million in consolidated inventories not owned). The uses of cash were partially offset by nine months’ earnings of $532.0 million, an increase in accounts payable, accrued expenses and other liabilities of $123.5 million, a decrease in receivables of $5.1 million and various non-cash items deducted from the income from continuing operations. Discontinued operations provided net cash from operating activities of $123.2 million in the first nine months of 2006.
Investing Activities. Continuing operations provided net cash from investing activities of $621.8 million in the first nine months of 2007 and used $83.9 million in the year-earlier period. In the first nine months of 2007, $739.8 million was provided from the sale of discontinued operations, net of cash divested. Partially offsetting the cash provided was $115.4 million used for investments in unconsolidated joint ventures and $2.6 million used for net purchases of property and equipment. In the first nine months of 2006, $129.4 million was used for investments in unconsolidated joint ventures and $12.3 million was used for net purchases of property and equipment. Partially offsetting the cash used was $57.8 million in proceeds from the sale of investments in unconsolidated joint ventures. Discontinued operations used net cash for investing activities of $12.1 million in the first nine months of 2007 and $3.6 million in the first nine months of 2006.
Financing Activities. Continuing operations used net cash for financing activities of $815.3 million in the first nine months of 2007 and provided net cash of $846.9 million in the first nine months of 2006. In the first nine months of 2007, cash was used for the redemption of the $400 Million Term Loan, which was scheduled to mature on April 11, 2011, and $250 million of 9 1/2% senior subordinated notes due in 2011, net payments on short-term borrowings of $114.1 million, dividend payments of $57.8 million and repurchases of common stock of $4.9 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $10.8 million from the issuance of common stock pursuant to stock option exercises under our employee stock plans and $.7 million of excess tax benefit associated with the exercise of stock options. Discontinued operations used net cash of $306.5 million for financing activities in the first nine months of 2007.
In the first nine months of 2006, financing activities provided $524.6 million in net proceeds from short-term borrowings, $400.0 million in proceeds from the $400 Million Term Loan, $298.5 million in net proceeds from the issuance of $300 million of 7 1/4% Senior Notes due 2018, $63.8 million from the issuance of common stock under employee stock plans and $8.9 million of excess tax benefit from stock-based compensation. These sources of cash were partly offset by $389.9 million used for repurchases of common stock and dividend payments of $59.0 million. Discontinued operations used net cash of $106.6 million during the nine months ended August 31, 2006.
As of August 31, 2007, we had no outstanding borrowings under our $1.5 Billion Credit Facility and $302.6 million of outstanding letters of credit, leaving us with $1.20 billion in available capacity.
At August 31, 2007, $450.0 million of capacity remained available under our universal shelf registration statement filed with the SEC on November 12, 2004 (the “2004 Shelf Registration”). As a result of our failure to file our Quarterly Report on Form 10-Q for the quarter ended August 31, 2006 on a timely basis, we cannot use the 2004 Shelf Registration, or any other registration statement on Form S-3, to offer or sell securities until we have timely filed all required reports under the Securities Exchange Act of 1934 for the 12 months prior to our use of the registration statement.
Capital Resources. Our financial leverage, as measured by the ratio of debt to total capital, was 45% at August 31, 2007 compared to 54% (excluding the French discontinued operations) at August 31, 2006.
We continually consider various options for the use of our cash, including internal capital investments, share repurchases, investments to grow our business and additional debt reductions. Based on our current capital position, we believe we have adequate resources and sufficient credit line facilities to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business, both on a short and long-term basis.
On July 27, 2007, we completed the redemption of all $250 million of our 9 1/2% senior subordinated notes due in 2011 at a price of 103.167% of the principal amount of the notes, plus accrued interest to the date of redemption. In addition, on July 31, 2007, we repaid in full our $400 Million Term Loan, together with accrued interest to the date of repayment. The $400 Million Term Loan was scheduled to mature on April 11, 2011. We incurred a loss of $13.0 million associated with the early extinguishment of debt, primarily due to the call premium on the senior subordinated notes and the write-off of unamortized debt issuance costs.
On August 17, 2007, we entered into the Revolver Amendment to the $1.5 Billion Credit Facility. The Revolver Amendment allows for a reduction of the minimum Coverage Ratio otherwise required under the $1.5 Billion Credit Facility for the Reduction Period. The Coverage Ratio is the ratio of the Company’s consolidated EBITDA to consolidated interest expense (as defined under the $1.5 Billion Credit Facility). During the Reduction Period, the interest rates applied to borrowings and the unused line fee under the $1.5 Billion Credit Facility, and the maximum ratio of our consolidated total indebtedness to consolidated tangible net worth are subject to adjustment. The Revolver Amendment also permits us to eliminate any minimum Coverage Ratio requirement during the Reduction Period, for a period of up to four quarters, if certain financial criteria are met, and makes permanent amendments to certain provisions of the $1.5 Billion Credit Facility. Consenting lenders to the Revolver Amendment received a fee. We filed the Revolver Amendment with the SEC on August 22, 2007 on a Current Report on Form 8-K.
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
Our investment in unconsolidated joint ventures totaled $368.8 million at August 31, 2007 and $381.2 million at November 30, 2006. These unconsolidated joint ventures had total assets of $2.75 billion and $2.40 billion at August 31, 2007 and November

30, 2006, respectively, and outstanding secured construction debt of approximately $1.72 billion at August 31, 2007 and $1.45 billion at November 30, 2006. In certain instances, we or our subsidiaries provide varying levels of guarantees on debt of unconsolidated joint ventures. When we or our subsidiaries provide a guarantee, an unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At August 31, 2007, we had payment guarantees related to the third-party debt of three of our unconsolidated joint ventures. One of the unconsolidated joint ventures had aggregate third-party debt of $450.6 million at August 31, 2007, of which each of the joint venture partners guaranteed its pro rata share. Our share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or $218.5 million. The remaining two unconsolidated joint ventures had total third-party debt of $14.6 million at August 31, 2007, of which each of the joint venture partners guaranteed its pro rata share. Our share of these payment guarantees was 50% or $7.3 million. Our pro rata share of limited maintenance guarantees of unconsolidated entity debt totaled $126.3 million at August 31, 2007. The limited maintenance guarantees apply only if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. Where we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment constitutes a capital contribution and/or loan to the affected unconsolidated joint venture and entitles us to a greater aggregate amount of the funds any such unconsolidated joint venture may distribute.
In the ordinary course of our business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option arrangements allows us to reduce the risks associated with land ownership and development, reduce our financial commitments, including interest and other carrying costs, and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. As of August 31, 2007, excluding consolidated VIEs, we had cash deposits totaling $70.4 million which were associated with land option contracts having an aggregate purchase price of $1.45 billion.
We are often required to obtain bonds and letters of credit in support of our obligations to various municipalities and other government agencies with respect to subdivision improvements, including roads, sewers and water among other things. At August 31, 2007, we had outstanding approximately $1.16 billion and $302.6 million of performance bonds and letters of credit, respectively. We do not believe that any currently outstanding bonds or letters of credit will be called. The expiration dates of letters of credit coincide with the expected completion date of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed.
Critical Accounting Policies
There have been no significant changes to our critical accounting policies and estimates during the three months or nine months ended August 31, 2007 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2006.
Seasonality
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
In fiscal year 2007, increasingly challenging market conditions caused further deterioration of pricing, sales and margins during the spring and summer selling seasons. Given the current market conditions and the reduced number of homes in our backlog as compared to the previous year, we can make no assurances that our typical historical seasonal patterns will occur in the fourth quarter of our 2007 fiscal year.

Outlook
At August 31, 2007, with only one quarter remaining in our current fiscal year, our backlog of new home orders totaled 11,880 units, representing a projected revenue value of approximately $3.07 billion. These amounts represented decreases of 31% and 38%, respectively, from 17,198 units and a projected revenue value of approximately $4.95 billion at August 31, 2006. During the third quarter of 2007, we generated 3,907 net orders, down 6% from 4,167 net orders in the third quarter of 2006. Our Southeast region was the only one of our regions to generate a positive year-over-year net order comparison in the third quarter of 2007, with net orders in the region up 18%. The year-over-year decline in our third quarter net order results is due, in part, to our operating 15% fewer communities Company-wide in the 2007 third quarter, consistent with our efforts to adjust our operations to the market environment. Our third quarter 2007 cancellation rate of 50% increased from the cancellation rate of 34% we experienced in the second quarter of 2007 due primarily to relatively tighter lending standards and lower homebuyer confidence during the third quarter.
Market conditions for the homebuilding industry continued to deteriorate in the third quarter of 2007 as a persistent supply/demand imbalance worsened in many markets across the country. Increased foreclosure activity and heightened builder and investor efforts to monetize their real estate positions boosted the supply of unsold new and resale homes to historically high levels, while tighter lending standards, lack of affordability and decreased confidence among potential homebuyers further suppressed demand. Intense competition and pricing pressures and the prolonged oversupply of unsold homes depressed inventory fair values and resulted in our recognizing substantial charges for inventory impairments and abandonment of land option contracts in the third quarter of 2007, in addition to impairments we recorded earlier in the year. With no signs that the housing market is stabilizing, and with foreclosure rates rising, we expect housing market conditions to become more difficult through the end of 2007 and into 2008 and adversely affect our results of operations.
Given the growing imbalance in housing supply and demand, we anticipate that our 2007 unit deliveries, revenues, gross margins, net income and earnings per share will be substantially below 2006 results. We currently expect to deliver between 22,000 and 23,500 homes in 2007 compared to the 32,124 homes we delivered in 2006 excluding, in each case, our French discontinued operations. However, if current net order and price trends worsen, or if economic factors, including inflation, interest rates, availability of financing, consumer confidence or employment levels, deteriorate, our 2007 results would likely worsen further as well.
As housing markets struggle to regain equilibrium, we continue to focus on the principles of our disciplined, build to order operational business model and on providing the best value and choice for first-time and first move-up homebuyers. We have taken actions to improve the affordability of our homes and lower our cost of production by redesigning and reengineering some of our products, building smaller units, and reducing production cycle times and direct construction costs, and are calibrating our pricing to median income levels in our served markets. We are also continuing our efforts to bring our cost structure and inventory positions into better alignment with our sales expectations, generate free cash flow and maximize performance from our invested capital. Longer term, we believe these efforts, our core operating approach, relatively low unsold standing housing inventory and financial resources will allow us to capitalize on improvements in housing markets as they occur. From a financial perspective, we have made substantial strides in strengthening our balance sheet. Over the past twelve months, we have reduced our debt by approximately $1.40 billion, or nearly 40%. As of August 31, 2007, our ratio of debt to total capital was 45%, improved from 54% as of August 31, 2006, and we had approximately $650 million of cash and no borrowings outstanding under our $1.5 Billion Revolving Credit Facility. While we expect our 2007 operating results to fall below those of recent record years, we believe our overall land and community inventory and debt levels will decline from 2006 levels as we intend to remain selective in land purchases while generating positive cash flow from our operations. Overall, we believe KB Home is well-positioned to weather the current market environment and capitalize on strategic investment opportunities when the housing markets recover.
Forward Looking Statements
Investors are cautioned that certain statements contained in this document, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts and stockholders during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial or operating performance (including future revenues, unit deliveries, selling prices, expenses, expense ratios, margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of backlog (including amounts that we expect to realize upon delivery of units included in backlog and the timing of those deliveries), potential entry into new markets and the impact of such entry, potential future acquisitions and the impact of completed acquisitions, future share repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic and business conditions; material prices and availability; labor costs and availability; changes in interest rates; our debt level; declines in consumer confidence; increases in competition; weather conditions, significant natural disasters and other environmental factors; government regulations; the availability and cost of land in desirable areas; violations of our policies; the consequences of our past stock option grant practices and the restatement of certain of our financial statements; government investigations and shareholder lawsuits regarding our past stock option grant practices; other legal or regulatory proceedings or claims; conditions in the capital, credit (including consumer mortgage lending standards) and homebuilding markets; and other events outside of our control. Please see our periodic reports and other filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We primarily enter into debt obligations to support general corporate purposes, including acquisitions and the operations of our subsidiaries. We are subject to interest rate risk on our senior and senior subordinated notes. For our fixed rate debt, changes in interest rates generally affect the fair market value of each such debt instrument, but not our earnings, cash flows or interest expense costs. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.
The following table sets forth as of August 31, 2007, the Company’s long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated market value (in thousands):

Fiscal Year of		Weighted Average
Expected Maturity	Fixed Rate Debt (1)	Interest Rate

2007	$—	—%
2008	—	—
2009	200,000	8.6
2010	298,091	7.8
2011	348,463	6.4
Thereafter	1,295,729	6.3

Total	$2,142,283	6.7%

Fair value at August 31, 2007	$1,919,882

(1)	Reflects senior and senior subordinated notes.
For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2006.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure the information required to be disclosed by KB Home, including its consolidated entities, in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports it files or submits under the Act is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2007.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Derivative Litigation
On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans. Defendants have not yet responded to the complaints. We and the parties agreed to a stipulation and proposed order that was submitted to the court on January 5, 2007, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, our former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect, and that the order would be effective upon entry by the court and expire on March 31, 2007, unless otherwise agreed in writing. The court entered the order on January 22, 2007, and the parties subsequently agreed to extend the order, which now expires on December 1, 2007. In connection with the entry of this order, the plaintiffs agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007. The parties may extend the agreement that options will not be exercised by our former Chairman and Chief Executive Officer beyond the current December 1, 2007 expiration date.
On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On January 9, 2007, plaintiffs filed a consolidated complaint. All defendants filed motions to dismiss the complaint on April 2, 2007. Subsequently, plaintiffs filed a motion for partial summary judgment against certain of the defendants. Pursuant to stipulated orders, the motions to dismiss and the motion for partial summary judgment have been taken off calendar to permit the parties to explore settlement via mediation. The latest order provides that unless otherwise agreed to by the parties or ordered by the court, the motions shall be back on calendar as of late October. Discovery has not commenced.
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
ERISA Litigation
A complaint dated March 14, 2007 in an action brought under Section 502 of ERISA, 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., was filed in the United States District Court for the Central District of California. The action is brought against us, our directors, and certain of our current and former officers. Plaintiffs allege that they are bringing the action on behalf of all participants in the 401(k) Plan. Plaintiffs allege that the defendants breached their fiduciary duties to members of the 401(k) Plan by virtue of issuing backdated option grants and by failing to disclose this information to the 401(k) Plan participants. Plaintiffs claim that this conduct unjustly enriched certain defendants to the detriment of the 401(k) Plan and its participants, and caused the 401(k) Plan to invest in our securities at allegedly artificially inflated prices. The action purports to assert three causes of action for various alleged breaches of fiduciary duty. We have filed a motion to dismiss all claims alleged against us. A hearing on the motion is scheduled for November 19, 2007.
Storm Water Matter
In January 2003, we received a request for information from the EPA pursuant to Section 308 of the Clean Water Act. Several other public homebuilders have received similar requests. The request sought information about storm water pollution control program implementation at certain of our construction sites, and we provided information pursuant to the request. In May 2004, on behalf of the EPA, the DOJ tentatively asserted that certain regulatory requirements applicable to storm water discharges had been violated on certain occasions at certain of our construction sites, and civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect us to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. We have defenses to the claims that have been asserted and are exploring with the EPA, DOJ and other homebuilders methods of resolving the matter. To resolve the matter, the DOJ will want us to pay civil penalties and sign a consent decree affecting our storm water pollution practices at construction sites.
Other Matters
We are also involved in other litigation and governmental proceedings incidental to our business. These cases are in various procedural stages and, based on reports of counsel, we believe that provisions or reserves made for potential losses are adequate and any liabilities or costs arising out of currently pending litigation should not have a materially adverse effect on our consolidated financial position or results of operations.
Item 1A. Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended August 31, 2007:

				Maximum
				Number of Shares
			Total Number of	That May Yet be
			Shares Purchased as	Purchased
	Total Number		Part of Publicly	Under the
	of Shares	Average Price Paid	Announced	Plans or
Period	Purchased	per Share	Plans or Programs	Programs

June 1 — 30	—	$—	—	4,000,000
July 1 — 31	—	—	—	4,000,000
August 1 — 31	19,235	34.89	—	4,000,000

Total	19,235	$34.89	—

On December 8, 2005, our board of directors authorized a share repurchase program under which we may repurchase up to 10 million shares of our common stock. At August 31, 2007, the Company was authorized to repurchase four million shares under the December 8, 2005 Board authorization. During the three months ended August 31, 2007, no shares were repurchased pursuant to this share repurchase program. The Company acquired 19,235 shares, or $.7 million, of common stock in the third quarter of 2007 in connection with the satisfaction of employee withholding taxes on vested restricted stock awards.
Item 5. Other Information
Fiscal Year 2008 Long Term Incentive Awards
On October 4, 2007, we granted long term incentive awards for fiscal year 2008 to more than 130 officers and employees. The awards included cash-settled SARs and cash-settled phantom shares that are identical in form to the fiscal year 2007 awards that were granted on July 12, 2007, with the exception of the performance goal that must be met in order for the phantom shares granted to our senior management, and all of the SARs to vest. The performance goal for the fiscal year 2008 awards is that the Management Development and Compensation Committee of our Board of Directors (the “Compensation Committee”) shall have determined that we generated cash flow such that the ratio of net debt (total debt less cash) to total capitalization (the sum of net debt and total stockholders’ equity) does not exceed 50% as of August 31, 2008. The form agreements for the SARs and phantom shares were attached as exhibits to our Current Report on Form 8-K, filed with the SEC on July 18, 2007.
We also granted options to purchase 137,500 shares of our common stock to our President and Chief Executive Officer. The stock option agreement evidencing this award is attached as Exhibit 10.40 hereto.
Our named executive officers who were granted fiscal year 2008 long term incentive awards received stock options, SARs and phantom shares in the following amounts:

Officer	Stock Options	SARs	Phantom Shares

Jeffrey T. Mezger	137,500	412,500	None
William R. Hollinger	None	36,885	10,677
Kelly Masuda	None	24,590	7,118
Stockholder Proposal Regarding Executive Severance
At the 2007 Annual Meeting of Stockholders, our stockholders approved an advisory proposal urging the Board of Directors to seek shareholder approval of future severance agreements with senior executives that provide benefits in an amount exceeding 2.99 times the sum of the executive’s base salary plus bonus. The proposal defined “benefits” broadly to include lump sum cash payments, any gross-up payments for tax liabilities, the estimated present value of special retirement provisions, any stock or option awards granted under a severance agreement, any prior stock or option awards that are accelerated under a severance agreement, any fringe benefits and any consulting fees.
The Board of Directors, through the Compensation Committee, has carefully considered the advisory proposal and recognizes the importance of taking a thoughtful and responsible approach to severance arrangements. The Board of Directors and the Compensation Committee are concerned, however, that the sweeping definition of “benefits” expressed in the proposal would place us at a competitive disadvantage in attracting, motivating and retaining talented executives who are critical to our future success.
Following a review of executive severance policies at peer homebuilding companies and other similarly sized public companies, the Compensation Committee has adopted an overall executive severance policy for non-change of control situations that it believes is consistent with the spirit of the proposal while still allowing us to remain competitive in the market for executive talent.
The new policy applies to our President and Chief Executive Officer, Executive Vice Presidents, Senior Vice Presidents and Regional Presidents (each, a “Senior Executive”). It provides that no severance will be payable to a Senior Executive if he or she voluntarily terminates employment or is terminated by us with cause. On the other hand, if a Senior Executive is involuntarily terminated by us without cause, his or her cash severance payment shall equal a multiple of his or her base salary and average bonus, as follows:

Officer	Severance Amount
President and Chief Executive Officer	2x base salary and average bonus, with a cap per employment agreement

Executive Vice Presidents; Senior Vice President, Human Resources; and Senior Vice President, Chief Accounting Officer	2x base salary and average bonus, with an average bonus cap of 3x base salary

Other Senior Vice Presidents and Regional Presidents	1x base salary and average bonus, with an average bonus cap of 3x base salary
For purposes of this calculation, the base salary will be the Senior Executive’s base salary in effect at the time of the termination, and the average bonus will be the mean average of the bonuses paid to the Senior Executive for each of the three fiscal years preceding the termination (or such shorter time as the Senior Executive has been employed by us). In addition, each Senior Executive who is terminated by us without cause will be entitled to a continuation of company-provided health benefits for a period of years equal to his or her severance multiple.

All severance benefits under this policy will be conditioned upon receipt from the Senior Executive of a full release of all claims against us, as well as a non-competition, non-solicitation, non-disclosure and non-disparagement agreement. This policy does not change in any way the rights and benefits available under our Retirement Plan to any Senior Executive who participates in that plan. Furthermore, the vesting of all equity awards and other long term incentive awards will continue to be governed by the terms of those awards. Severance payments in change of control situations will continue to be governed by our existing Change in Control Severance Plan and the President and Chief Executive Officer’s employment agreement.
Stockholder Proposal Regarding Performance-Vesting Shares
Our stockholders also approved a second advisory proposal at the 2007 Annual Meeting of Stockholders urging the Board of Directors to adopt a policy that a significant portion of future equity compensation grants to senior executives be shares of stock that require the achievement of performance goals as a prerequisite to vesting (“Performance-Vesting Shares”).
The Board of Directors through the Compensation Committee, has carefully considered the advisory proposal and strongly supports performance-based compensation to link senior executive pay to shareholder value creation and long-term corporate performance. The Compensation Committee in fact recently approved grants of Performance-Vesting Shares to the Company’s President and Chief Executive Officer per his employment agreement, and also approved grants of cash-settled SARs and phantom shares to senior management for both fiscal year 2007 and fiscal year 2008 that vest only on the achievement of a performance goal.
The Board of Directors and the Compensation Committee will consider the use of Performance-Vesting Shares in conjunction with other performance-based incentive arrangements in carrying out the Board of Directors’ role in establishing and overseeing senior executive compensation. However, the Board of Directors believes that it is not in our best interests to adopt a specific policy that requires a significant portion of future equity compensation grants to senior executives be in the form of Performance-Vesting Shares. Rather, the Board of Directors believes that we should have the flexibility and discretion to use all forms of performance-based and other equity-based compensation to ensure that we can attract, motivate and retain the absolute best executive talent, and align their compensation with our business strategy and long-term stockholder interests.

Item 6. Exhibits
Exhibits

4.23	Fifth Supplemental Indenture, dated August 17, 2007, relating to the Company’s Senior Notes by and between the Company, the Guarantors, and the Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.

4.24	Third Supplemental Indenture, dated August 17, 2007, relating to the Company’s Senior Subordinated Notes by and between the Company, the Guarantors, and the Trustee, and the Guaranties, each dated August 17, 2007, of the Senior Subordinated Notes, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.

10.33	Amended and Restated 1999 Incentive Plan Performance Stock Agreement between the Company and Jeffrey T. Mezger, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.

10.34	Form of Stock Option Agreement under the Employment Agreement between the Company and Jeffrey T. Mezger dated as of February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.

10.35	Form of Amended and Restated 1999 Incentive Plan Stock Appreciation Right Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.

10.36	Form of Amended and Restated 1999 Incentive Plan Phantom Share Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.

10.37	Form of Phantom Share Agreement for Non-Senior Management, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.

10.38	Form of Over Cap Phantom Share Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.

10.39	Third Amendment Agreement, dated August 17, 2007, to Revolving Loan Agreement, dated as of November 22, 2005, between the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.

10.40	Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated October 9, 2007	/s/ JEFFREY T. MEZGER
Jeffrey T. Mezger
President and Chief Executive Officer (Principal Executive Officer)

Dated October 9, 2007	/s/ DOMENICO CECERE
Domenico Cecere
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

10.40	Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.