Form 10-Q/A
period 2007-08-31
KB HOME
filed 2007-10-12
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
AMENDMENT NO. 1

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
Large accelerated filer [ X ]      Accelerated filer [     ]       Non-accelerated filer [     ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [    ]       No [ X ]
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of August 31, 2007.
Common stock, par value $1.00 per share, 89,564,497 shares outstanding, including 12,238,982 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 25,378,058 shares held in treasury.

Explanatory Note
This Form 10-Q/A for the quarterly period ended August 31, 2007 is being filed solely to correct the number of outstanding shares as of August 31, 2007 presented on the cover page, which erroneously included treasury shares and excluded shares held by our Grantor Stock Ownership Trust.
This amendment does not reflect events occurring after the original filing of the quarterly report on October 10, 2007, except to reflect the correction as described above, or modify or update those disclosure items presented in the original Form 10-Q and not contained in this amendment.
PART II. OTHER INFORMATION
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

KB HOME Registrant

Dated	October 11, 2007	/s/ JEFFREY T. MEZGER

Jeffrey T. Mezger
President and Chief Executive Officer
(Principal Executive Officer)

Dated	October 11, 2007	/s/ DOMENICO CECERE

Domenico Cecere
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

3