Form 10-K
period 2007-11-30
KB HOME
filed 2008-01-29
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑  Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended November 30, 2007
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

The aggregate market value of voting stock held by non-affiliates of the registrant on May 31, 2007 was $4,107,806,638, including 12,314,882 shares held by the registrant’s grantor stock ownership trust and excluding 25,358,823 shares held in treasury.

The number of shares outstanding of each of the registrant’s classes of common stock on December 31, 2007 was as follows: Common Stock (par value $1.00 per share) 89,525,178 shares, including 12,192,182 shares held by the registrant’s grantor stock ownership trust and excluding 25,451,107 shares held in treasury.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2007

PART I

Item 1. BUSINESS

General

KB Home is a Fortune 500 company listed on the New York Stock Exchange under the ticker symbol “KBH.” We are one of the nation’s largest homebuilders and commemorated our 50th year in the homebuilding industry in 2007. We construct and sell homes through our operating divisions across the United States under the name KB Home. Unless the context indicates otherwise, the terms “the Company,” “we,” “our” and “us” used herein refer to KB Home, a Delaware corporation, and its predecessors and subsidiaries.

Beginning in 1957 and continuing until 1986, our business was operated through various subsidiaries of Kaufman and Broad, Inc. (“KBI”) and its predecessors. In 1986, KBI transferred to us the outstanding capital stock of its subsidiaries conducting KBI’s homebuilding and mortgage banking business. Shortly thereafter, we completed an initial public offering of 8% of our common stock and began operating under the name Kaufman and Broad Home Corporation. In 1989, we were spun-off from KBI, which then changed its name to Broad Inc., and operated as an independent company, primarily in California and France. In 2001, we changed our name to KB Home. Since 1989, we have expanded our business in both our existing markets and into new markets through capital investments and acquisitions of a number of other homebuilders. Today, we operate a geographically diverse homebuilding and financial services business serving homebuyers in markets across the United States. We believe our geographic diversity helps to mitigate the effects of local and regional economic cycles, enhancing our long-term growth potential.

Our four homebuilding segments offer a variety of homes designed primarily for first-time, first move-up and active adult buyers, including attached and detached single-family homes, townhomes and condominiums. We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects. We use the term “home” to refer to a single-family residence, whether it is a single-family home or other type of residential property, and we use the term “community” to refer to a single development in which homes are constructed as part of an integrated plan.

We delivered 23,743 homes in 2007 compared to our record 32,124 homes delivered in 2006. In 2007, our average selling price of $261,600 decreased from $287,700 in 2006. We generated total revenues of $6.42 billion and a loss from continuing operations of $1.41 billion in 2007 compared to total revenues of $9.38 billion and income from continuing operations of $392.9 million in 2006. Our homebuilding revenues, which include revenues from land sales, accounted for 99.8% of our total revenues in both 2007 and 2006. Our results in 2007 reflected the significant market downturn the homebuilding industry experienced throughout the year, and our actions to align our operations with the diminished sales environment and to strengthen our balance sheet.

Our financial services segment derives income from mortgage banking, title and insurance services offered to our homebuyers. Mortgage banking services are provided through Countrywide KB Home Loans, a joint venture operated by Countrywide Financial Corporation (“Countrywide”) that offers a variety of loan programs to serve the needs of our homebuyers. Our financial services segment accounted for .2% of our total revenues in both 2007 and 2006.

On July 10, 2007, we sold our 49% equity interest in our publicly traded French subsidiary, Kaufman & Broad S. A. (“KBSA”). Accordingly, we now operate our homebuilding and financial services business solely in the United States.

Our principal executive offices are located at 10990 Wilshire Boulevard, Los Angeles, California 90024. The telephone number of our corporate headquarters is (310) 231-4000 and our website address is http://www.kbhome.com. Our Spanish-language website is http://www.kbcasa.com. In addition, location and community information is available at (888) KB-HOMES.

Markets

Our homebuilding operations span the United States from coast to coast. Because of the geographic reach of our homebuilding business, we have four homebuilding segments based on the markets in which we construct homes — West Coast, Southwest, Central and Southeast. We operate in the 13 states and 35 major markets shown below:

Segment	State(s)	Major Market(s)

West Coast	California	Fresno, Los Angeles/Ventura, Oakland, Orange County, Riverside, Sacramento, San Bernardino, San Diego and Stockton
Southwest	Arizona	Phoenix and Tucson
	Nevada	Las Vegas and Reno
	New Mexico	Albuquerque
Central	Colorado	Colorado Springs and Denver
	Illinois	Chicago
	Texas	Austin, Dallas/Fort Worth, Houston and San Antonio
Southeast	Florida	Daytona Beach, Jacksonville, Lakeland, Melbourne, Orlando, Sarasota and Tampa
	Georgia	Atlanta
	Maryland	Washington, D.C.
	North Carolina	Charlotte and Raleigh
	South Carolina	Bluffton/Hilton Head, Charleston and Columbia
	Virginia	Washington, D.C.

Segment Operating Information.  The following table sets forth specific operating information for our homebuilding segments for the years ended November 30, 2007, 2006 and 2005:

	Years Ended November 30,
	2007	2006	2005
West Coast:
Homes delivered	4,957	7,213	6,624
Percent of total homes delivered	21%	22%	21%
Average selling price	$433,600	$489,500	$460,500
Total revenues (in millions) (a)	$2,203.3	$3,531.3	$3,050.5
Southwest:
Homes delivered	4,855	7,011	7,357
Percent of total homes delivered	20%	22%	24%
Average selling price	$258,500	$306,900	$265,600
Total revenues (in millions) (a)	$1,349.6	$2,183.8	$1,964.5
Central:
Homes delivered	6,310	9,613	9,866
Percent of total homes delivered	27%	30%	32%
Average selling price	$167,800	$159,800	$157,600
Total revenues (in millions) (a)	$1,077.3	$1,553.3	$1,559.0
Southeast:
Homes delivered	7,621	8,287	7,162
Percent of total homes delivered	32%	26%	23%
Average selling price	$229,400	$244,300	$215,100
Total revenues (in millions) (a)	$1,770.4	$2,091.4	$1,549.3
Total:
Homes delivered	23,743	32,124	31,009
Average selling price	$261,600	$287,700	$261,200
Total revenues (in millions) (a)	$6,400.6	$9,359.8	$8,123.3

(a)	Total revenues include revenues from housing and land sales.

Unconsolidated Joint Ventures.  The above tables do not include deliveries from unconsolidated joint ventures. From time to time, we participate in the acquisition, development, construction and sale of residential properties through unconsolidated joint ventures. Our unconsolidated joint ventures delivered 127 homes in 2007, 4 homes in 2006 and 83 homes in 2005.

Strategy

We expect the difficult conditions we experienced in our served markets in 2007 to continue through 2008. Consistent with the general downturn in housing markets across the United States, most of our served markets have faced a persistent oversupply of new and resale homes available for sale, with some areas reaching historically high levels. In these markets, our business has encountered significant challenges from heightened builder and investor efforts to sell homes and land, increased foreclosure activity, consumer reluctance to purchase homes, tighter lending standards due to turmoil in the mortgage finance and credit markets, and reduced home affordability, particularly in areas that experienced rapid sales price increases in the years leading up to and including 2006. These conditions resulted in both lower overall sales in our homebuilding business compared to prior years and downward pressure on our selling prices and margins in 2007, as competition for sales drove marketing expenses higher and increased the need for sales incentives. We do not expect the present business environment in our served markets or these trends to improve in 2008.

We believe our continued adherence to the disciplines of our core built-to-order operational business model, KBnxt, will enable us to manage through the current and expected near-term business environment. We believe it will also position us to capitalize on long-term growth opportunities that we expect will arise as housing supply and demand conditions in our served markets begin to stabilize.

KBnxt Operational Business Model.  We began operating under the principles of our KBnxt operational business model in 1997. The KBnxt operational business model seeks to generate greater operating efficiencies and return on investment through a disciplined, fact-based and process-driven approach to homebuilding that is founded on a constant and systematic assessment of consumer preferences and market opportunities. The key principles of our KBnxt operational business model include:

•	gaining a detailed understanding of consumer location and product preferences through regular surveys;

•	managing our working capital and reducing our operating risks by acquiring developed and entitled land at reasonable prices in markets with high growth potential, and by disposing of land and interests in land that no longer meet our strategic or investment goals;

•	using our knowledge of consumer preferences to design, construct and deliver the products homebuyers desire;

•	in general, commencing construction of a home only after a purchase contract has been signed;

•	building a backlog of net orders and reducing the time from initial construction to final delivery of homes to customers;

•	establishing an even flow of production of high quality homes at the lowest possible cost; and

•	offering customers affordable base prices and the opportunity to customize their homes through choice of location, floor plans and interior design options.

Our KBnxt operational business model is designed to help us achieve a leading position in our existing markets, expand our business into attractive new markets, exit investments that no longer meet our return standards or marketing strategy and calibrate our product lines to consumer preferences in both our existing and new markets. Historically, this focus has allowed us to achieve lower costs and economies of scale with respect to acquiring and developing land, purchasing building materials, subcontracting labor and providing options to customers.

Our expansion into new markets will depend on our assessment of a potential new market’s viability and our ability to develop operations in that new market. We will also continue to consider appropriate acquisitions, as market conditions may produce attractive opportunities. However, expansion into new markets and large acquisitions are not a priority for us in the near term.

Strategic Objectives.  Based on our KBnxt operational business model, and building on initiatives we implemented in 2006 and 2007 as conditions in our served markets became increasingly challenging, our primary strategic objectives include:

•	Maintaining our balanced geographic footprint and focusing on growth opportunities in our existing served markets. We believe this will allow us to efficiently capitalize on the different rates at which our served markets are expected to stabilize. We also believe that our existing served markets offer the most attractive long-term growth prospects.

•	Providing the best value and choice in homes and options for the first-time, first move-up and active adult homebuyer. By promoting value and choice through an affordable base price and product customization, we believe we can stand out from other homebuilders among our core customer base.

•	Generating high levels of customer satisfaction and producing high quality homes. Achieving high customer satisfaction levels is a key driver to our long-term success and delivering quality homes is critical to achieving high customer satisfaction.

•	Maintaining ownership and control over a three-to-four year supply of developable land. Keeping our inventory in line with our future sales expectations maximizes the use of our working capital, enhances our liquidity and helps maintain a strong balance sheet to support long-term strategic investments.

•	Improving the affordability of our homes and lowering our production costs by redesigning and reengineering our products, building smaller homes, reducing production cycle times and direct construction costs, and targeting our pricing to median income levels in our served markets. We believe making our homes more affordable to our core customer base, with corresponding decreases in our production costs, will help us generate revenues and maintain our margins during the current housing market downturn and position us for longer-term profit growth.

•	Continuing to align our cost structure with the expected size and growth of our business, generating free cash flow and maximizing the performance of our invested capital.

Marketing Strategy.  Our marketing strategy aims to generate traffic to our communities by promoting our distinct customized homebuying experience. We believe this approach, supported with unique marketing partnerships and consistently applied companywide under one brand, generates a high perceived value for our products and our company among our target customers nationwide.

Reflecting this approach, in 2007 we launched a “Built to Order” consumer brand messaging initiative to provide potential homebuyers with a clearer understanding of how our homebuying experience differs from that of other homebuilders and resale homes. The “Built to Order” campaign emphasizes the choices our homebuyers can make in community location, floor plan, exterior architectural style, and interior design options and amenities to create a home built to their individual preferences. In highlighting the choices we make available to our homebuyers and reinforcing our general approach to build homes only after we receive a qualified order, the “Built to Order” campaign serves as the consumer face to core elements of our KBnxt operational business model.

During 2007, we also saw the expansion of our successful partnership with Martha Stewart, a leading lifestyle expert. Under this partnership, we offer our homebuyers in selected communities an opportunity to build homes inspired by Martha Stewart’s own residences and to customize them using interior designs that reflect her style. We opened six additional Martha Stewart communities in 2007, bringing the total number to nine. The new Martha Stewart communities included the first in California, Texas, Colorado and Florida, as well as the second in North Carolina and Georgia. Our Martha Stewart communities have generated significant consumer and media interest and traffic, and we expect to open more of them in the future.

In September 2007, we announced a high-profile collaboration with The Walt Disney Company to develop exclusive Disney Home product options to be offered to our homebuyers. Options include elements that would normally be built into a home such as lighting fixtures and window coverings and feature some of Disney’s most recognized characters. The first options in the collaboration will be available to our homebuyers in 2008.

During 2007, we also maintained our focus on the Internet as a key vehicle for reaching homebuyers. We redesigned our primary consumer website, kbhome.com, to be easier to navigate, to better reflect current technologies, and to make “Built to Order” a central message throughout the site.

We renewed our emphasis on the first-time, first move-up and active adult homebuyer in 2007. These homebuyers historically have been our core customers and are the buyers we anticipate to have the greatest potential for future home sales. In the present mortgage financing environment, focusing on these types of homebuyers also allows us to offer more homes that fall within conforming loan limits for Fannie Mae, Federal Home Loan Mortgage Corporation (“Freddie Mac”), Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) programs.

In 2008, we will continue to implement our “Built to Order” marketing strategy, building on our efforts in 2007.

Sales Strategy.  To ensure the consistency of our message and adherence to our KBnxt operational business model, sales of our homes are carried out by in-house teams of sales representatives. Our sales representatives are trained to provide prospective customers with floor plan and design choices, pricing information and tours of fully furnished and landscaped model homes that are decorated to emphasize the distinctive options we offer. We also have Countrywide KB Home Loans representatives available in many of our communities to assist prospective customers with financing questions.

To help our homebuyers customize their homes, we operate KB Home Studios in the vast majority of our markets. KB Home Studios are large showrooms where our customers may select from thousands of options to purchase conveniently as part of the original construction of their homes. The coordinated efforts of sales representatives, KB Home Studio consultants and other personnel involved in the customer’s homebuying experience are intended to provide high levels of customer satisfaction and lead to enhanced customer retention and referrals.

Customer Service and Quality Control

Customer satisfaction is a high priority for us and we are committed to building and delivering quality homes. Our on-site construction supervisors perform regular pre-closing quality checks during the construction process to ensure our homes meet our quality standards and our homebuyers’ expectations. We have customer service personnel who are responsible for responding to homebuyers’ post-closing needs, including warranty claims. We believe prompt and courteous responses to homebuyers’ needs throughout the homebuying process reduces post-closing repair costs, enhances our reputation for quality and service, and may help encourage repeat and referral business from homebuyers and the real estate community. Our goal is for our customers to be 100% satisfied with their new homes. We provide a limited warranty on all of our homes. The specific terms and conditions vary depending on the market where we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home such as appliances.

Local Expertise

To maximize our KBnxt operational business model’s effectiveness and help ensure its consistent execution, our employees are continuously trained on KBnxt operational principles and evaluated based on their achieving KBnxt operational objectives relevant to their particular job duties. We also believe that our business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities based on local demand, to anticipate consumer tastes in specific markets and to assess the local regulatory environments. Accordingly, we operate through local divisions with local market expertise. We have experienced management teams in each of our divisions. Although we have centralized certain functions (such as marketing, advertising, legal, materials purchasing, product development, architecture and accounting) to benefit from economies of scale, our local management exercises considerable autonomy in identifying land acquisition opportunities, developing product and sales strategies, conducting product operations and controlling costs.

Community Development and Land Inventory Management

Our community development process generally consists of four phases: land acquisition, land development, home construction and sale. Historically, our community development process has ranged from six to 24 months in our

West Coast segment to a somewhat shorter duration in our other homebuilding segments. The length of the community development process varies based on, among other things, the extent of government approvals required, the overall size of the community, necessary site preparation activities, weather conditions and marketing results.

Although they vary significantly, our communities typically consist of 50 to 250 lots ranging in size from 2,000 to 20,000 square feet. Depending on the community, we offer from two to five model home designs with premium lots often containing more square footage, better views or location benefits. Our goal is to own or control enough lots to meet our forecasted production goals over the next three to four years.

Land Acquisition and Land Development.  Our current focus is on creating a strong balance sheet and positioning ourselves for future growth. Significant land acquisitions are not currently a priority, but we will consider attractive opportunities as they arise. When we do acquire and develop land, we do so consistent with our KBnxt operational business model, which focuses on obtaining land containing fewer than 250 lots that are entitled and either physically developed (referred to as “finished lots”) or partially finished. Acquiring finished or partially finished lots enables us to construct and deliver homes shortly after the land is acquired with minimal additional development expenditures. This is a more efficient way to use our working capital and reduces the operating risks associated with having to develop and/or entitle land, such as unforeseen improvement costs and/or changes in market conditions. However, depending on market conditions, we may acquire undeveloped and/or unentitled land. We expect that the overall balance of undeveloped, unentitled, entitled and finished lots in our inventory will vary over time.

Consistent with our KBnxt operational business model, we target geographic areas for potential land acquisitions and assess the viability of our current inventory based on the results of periodic surveys of both new and resale homebuyers in particular markets. Local, in-house land acquisition specialists conduct site selection research and analysis in targeted geographic areas to identify desirable land or to evaluate whether an existing interest we hold is consistent with our marketing strategy. We also use studies performed by third-party marketing specialists. Some of the factors we consider in evaluating land acquisition targets and assessing current inventory are: consumer preferences; general economic conditions; specific market conditions, with an emphasis on the prices of comparable new and resale homes in the market; expected sales rates; proximity to metropolitan areas and employment centers; population and commercial growth patterns; estimated costs of completing lot development; and environmental matters.

We generally structure our land purchases and development activities to minimize, or to defer the timing of cash and capital expenditures, which enhances returns associated with new land investments. While we use a variety of techniques to accomplish this, as further described below, we typically use agreements that give us an option right to purchase land at a future date at a fixed price for a small or no initial deposit payment. Our decision to exercise a particular option right is based on the results of due diligence we conduct after entering into an agreement. In some cases our decision to exercise an option may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental approvals, and/or physically developing the land by a pre-determined date to allow us to build homes relatively quickly. Depending on the circumstances, our initial deposit payment for an option right may or may not be refundable to us if we do not purchase the underlying land.

In addition to acquiring land under option agreements, we may acquire land under agreements that condition our purchase obligation on our satisfaction with the feasibility of developing the land and selling homes on the land by a certain future date. Our option and other purchase agreements may also allow us to phase our land purchases and/or lot development over a period of time and/or upon the satisfaction of certain conditions. We may also acquire land with seller financing that is non-recourse to us, or by working in conjunction with third-party land developers. Our land option contracts generally do not contain provisions requiring our specific performance.

As previously noted, under our KBnxt operational business model, we generally attempt to minimize our land development costs by focusing on acquiring finished or partially finished lots. Where we purchase unentitled and unimproved land, we typically use option agreements as described above and during an applicable option period perform technical, environmental, engineering and entitlement feasibility studies, while we seek to obtain necessary governmental approvals and permits. These activities are sometimes done with the seller’s assistance or at the seller’s cost. The use of option arrangements in this context allows us to conduct these development-related activities while minimizing our inventory levels and overall financial commitments, including interest and other carrying costs. It also improves our ability to accurately estimate development costs, an important element in planning communities and pricing homes, prior to incurring them.

Before we commit to any land purchase or dispose of any interest in land we hold, our senior corporate management carefully evaluates each asset based on the results of our local specialists’ due diligence and a set of strict financial measures, including, but not limited to, gross margin analyses and specific discounted, after-tax cash flow internal rate of return requirements. Potential land acquisition or disposal transactions are subject to review and approval by our corporate land committee, which is composed of senior corporate and regional management. The stringent criteria guiding our land acquisition and disposition decisions have resulted in our maintaining inventory in areas that we believe generally offer better returns for lower risk and lower cash and capital investment.

In light of difficult market conditions, we have sold some of our land and interests in land and have abandoned a portion of our options to acquire land. Consistent with our KBnxt operational business model, we determined that these sold or abandoned properties no longer met our strategic needs or our internal investment standards. If market conditions remain challenging, we may sell more of our land and interests in land, and we may abandon or try to sell our options to acquire land.

The following table shows the number of lots we owned in various stages of development and under option contracts in our homebuilding segments as of November 30, 2007 and 2006. The table does not include approximately 376 acres optioned as of November 30, 2007 and 393 acres optioned as of November 30, 2006 that have not yet been approved for subdivision into lots.

							Total Lots
	Homes/Lots in		Land Under		Lots Under		Owned or
	Production		Development		Option		Under Option
	2007	2006	2007	2006	2007	2006	2007	2006

West Coast	8,174	10,957	2,961	4,387	3,598	11,762	14,733	27,106
Southwest	7,059	9,773	2,866	2,338	5,743	11,101	15,668	23,212
Central	9,944	12,799	3,257	6,856	2,472	5,448	15,673	25,103
Southeast	7,916	10,576	2,888	6,034	8,830	19,436	19,634	36,046

Total	33,093	44,105	11,972	19,615	20,643	47,747	65,708	111,467

Reflecting our geographic diversity and balanced operations, as of November 30, 2007, 22% of the lots we owned or controlled were located in the West Coast reporting segment, 24% were in the Southwest reporting segment, 24% were in the Central reporting segment, and 30% were in the Southeast reporting segment.

The following table shows the dollar value of inventory we owned in various stages of development and under option contracts in our homebuilding segments as of November 30, 2007 and 2006 (in thousands):

							Total Lots
	Homes/Lots in		Land Under		Lots Under		Owned or
	Production		Development		Option		Under Option
	2007	2006	2007	2006	2007	2006	2007	2006

West Coast	$1,020,637	$1,794,320	$192,790	$432,103	$199,396	$454,720	$1,412,823	$2,681,143
Southwest	491,098	688,942	161,820	222,011	34,357	202,821	687,275	1,113,774
Central	420,811	531,048	59,802	119,649	53,248	85,808	533,861	736,505
Southeast	464,922	714,955	131,009	293,891	82,530	211,375	678,461	1,220,221

Total	$2,397,468	$3,729,265	$545,421	$1,067,654	$369,531	$954,724	$3,312,420	$5,751,643

Home Construction and Sale.  Following the purchase of land and, if necessary, the completion of the entitlement process, we typically begin marketing homes and constructing model homes. The time required for construction of our homes depends on the weather, time of year, local labor supply, availability of materials and supplies and other factors. To minimize the costs and risks of standing inventory, we generally begin construction of a home only when we have contracted with a homebuyer. However, cancellations of home purchase contracts prior to the delivery of the underlying homes may cause us to have standing inventory of completed or partially completed homes.

We act as the general contractor for the majority of our communities and hire subcontractors for all production activities. The use of subcontractors enables us to reduce our investment in direct labor costs, equipment and facilities. Where practical, we use mass production techniques, and pre-made, standardized components and materials to streamline the on-site production process. We have also developed systems for national and regional purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs through improved pricing and, where available, participation in manufacturers’ rebate programs. At all stages of production, our administrative and on-site supervisory personnel coordinate the activities of subcontractors and subject their work to quality and cost controls. As part of our KBnxt operational business model, we have also emphasized even-flow production methods to enhance the quality of our homes, minimize production costs and improve the predictability of our revenues and earnings.

Backlog

We sell our homes under standard purchase contracts, which generally require a customer deposit at the time of signing. The amount of deposit required varies among markets and communities. Homebuyers are also generally required to pay additional deposits when they select options or upgrades for their homes. Most of our sales contracts stipulate that if a homebuyer cancels a contract with us, we have the right to retain the homebuyer’s earnest money and option or upgrade deposits. However, we generally permit customers to cancel their obligations and obtain refunds of all or a portion of their deposit in the event mortgage financing cannot be obtained within a period of time, as specified in their contract.

“Backlog” consists of homes that are under contract but have not yet been delivered. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) taken during the current period minus the number of homes delivered during the current period. The backlog at any given time will be affected by cancellations. In addition, deliveries of new homes typically increase from the first to the fourth quarter in any year.

Our backlog at November 30, 2007, excluding unconsolidated joint ventures, consisted of 6,322 homes, down 40% from the 10,575 homes in backlog at year-end 2006. Our backlog ratio was 68% for the fourth quarter of 2007 and 60% for the fourth quarter of 2006. (Backlog ratio is defined as homes delivered as a percentage of beginning backlog in the quarter.)

The significant decrease in backlog levels in 2007 reflected an overall decrease in net orders and lower average selling prices compared to prior years, reflecting the persistently challenging conditions in the housing market that began in 2006. Our net orders declined 13% to 19,490 in 2007 from 22,459 in 2006. Our average cancellation rate in 2007 was 42%, improving from an average of 47% in 2006. During the fourth quarter of 2007, our net orders decreased 32% from the fourth quarter of 2006, reflecting decreases in each of our reporting segments. The fourth quarter 2007 cancellation rate of 58% was the same as the cancellation rate we experienced in the year-earlier quarter, and 8 percentage points higher than the 50% cancellation rate we experienced in the third quarter of 2007.

The following table sets forth homes delivered, net orders and ending backlog for each quarter during the years ended November 30, 2007 and 2006:

						Unconsolidated
	West Coast	Southwest	Central	Southeast	Total	Joint Ventures
Homes delivered
2007
First	895	1,185	1,427	1,629	5,136	8
Second	950	1,061	1,236	1,529	4,776	11
Third	1,252	1,133	1,433	1,881	5,699	13
Fourth	1,860	1,476	2,214	2,582	8,132	95

Total	4,957	4,855	6,310	7,621	23,743	127

2006
First	1,446	1,552	1,835	1,610	6,443	—
Second	1,579	1,813	2,183	1,827	7,402	—
Third	1,683	1,798	2,489	1,923	7,893	4
Fourth	2,505	1,848	3,106	2,927	10,386	—

Total	7,213	7,011	9,613	8,287	32,124	4

Net orders
2007
First	1,467	1,108	1,333	1,836	5,744	85
Second	1,673	1,437	1,903	2,252	7,265	109
Third	713	604	1,370	1,220	3,907	79
Fourth	679	482	660	753	2,574	9

Total	4,532	3,631	5,266	6,061	19,490	282

2006
First	1,399	1,492	2,295	1,854	7,040	—
Second	1,628	1,239	2,723	1,899	7,489	—
Third	775	806	1,549	1,037	4,167	24
Fourth	772	576	1,156	1,259	3,763	34

Total	4,574	4,113	7,723	6,049	22,459	58

Ending backlog — homes
2007
First	2,187	2,453	2,961	3,582	11,183	131
Second	2,910	2,829	3,628	4,305	13,672	229
Third	2,371	2,300	3,565	3,644	11,880	295
Fourth	1,190	1,306	2,011	1,815	6,322	209

2006
First	4,207	5,368	5,405	5,857	20,837	—
Second	4,256	4,794	5,945	5,929	20,924	—
Third	3,348	3,802	5,005	5,043	17,198	20
Fourth	1,615	2,530	3,055	3,375	10,575	54

Ending backlog — value, in thousands
2007
First	$1,054,825	$640,856	$494,429	$846,070	$3,036,180	$42,401
Second	1,357,973	733,211	633,775	1,012,098	3,737,057	84,773
Third	1,042,194	590,711	599,400	834,588	3,066,893	108,821
Fourth	466,726	313,120	312,952	406,037	1,498,835	80,523

2006
First	$2,059,191	$1,690,266	$841,504	$1,455,301	$6,046,262	$—
Second	2,200,413	1,473,792	947,562	1,499,091	6,120,858	—
Third	1,726,232	1,129,899	802,950	1,295,886	4,954,967	7,748
Fourth	819,795	708,206	487,223	811,533	2,826,757	20,292

Land and Raw Materials

We currently own or control enough land to meet our forecasted production goals for approximately the next three to four years, and we believe that we will be able to acquire land on acceptable terms for future communities as needed. In fact, as discussed above, we have recently sold some of our land and abandoned options to purchase land in order to balance our holdings with diminished current and forecasted market conditions. In 2007, our land sales generated $189.0 million of revenues and $74.3 million of pretax losses, including $74.8 million of impairments. Our land option contract abandonments resulted in pretax, non-cash charges of $144.0 million in 2007.

The principal raw materials used in the construction of our homes are concrete and forest products. In addition, we use a variety of other construction materials in the homebuilding process, including sheetrock, plumbing and electrical items. We attempt to maintain efficient operations by using standardized materials that are commercially available on competitive terms from a variety of sources. In addition, our centralized or regionalized purchasing of certain building materials, appliances and fixtures allows us to benefit from large quantity purchase discounts and, in some cases, supplier rebates. When possible, we make bulk purchases of these products at favorable prices from suppliers and often instruct subcontractors to submit bids based on these prices.

Customer Financing

On-site representatives at our communities facilitate sales by offering to arrange financing for prospective customers through Countrywide KB Home Loans. Countrywide KB Home Loans is a retail mortgage banking joint venture that we established with Countrywide in 2005. Although our customers have the choice of obtaining financing elsewhere, we believe that the ability of Countrywide KB Home Loans to offer customers a variety of financing options on competitive terms as a part of the on-site sales process is an important factor in completing sales.

Countrywide KB Home Loans provides mortgage banking services to our homebuyers. Leveraging the resources of Countrywide, the joint venture operates with decentralized teams of employees located in all of our markets. Through its relationship with Countrywide, the joint venture offers virtually every loan program in the industry, as well as some products not offered by other lenders. This includes fixed and adjustable rate, conventional, privately-insured mortgages, FHA-insured or VA-guaranteed mortgages and mortgages funded by revenue bond programs of states and municipalities. Countrywide KB Home Loans originated loans for 72% of our customers who obtained mortgage financing in 2007 and 57% in 2006.

Discontinued Operations

In July 2007, we sold our 49% interest in our French operations. The disposition of the French operations enables us to invest additional resources in our U.S. homebuilding operations. The sale generated total gross proceeds of $807.2 million and a pretax gain of $706.7 million ($438.1 million net of income taxes). As a result of the sale, the French operations, which had previously been presented as a separate reporting segment, are presented as discontinued operations in our consolidated financial statements. All prior period information has been reclassified to be consistent with the current period presentation.

Employees

We employ a trained staff of land acquisition specialists, architects, planners, engineers, construction supervisors, marketing and sales personnel, and finance and accounting personnel, supplemented as necessary by outside consultants, who guide the development of our communities from their conception through the marketing and sale of completed homes.

At December 31, 2007, we had approximately 3,100 full-time employees in our operations, compared to approximately 5,100 at December 31, 2006. None of our employees are represented by a collective bargaining agreement.

Competition and Other Factors

We believe the use of our KBnxt operational business model, particularly the aspects that involve gaining a deeper understanding of customer interests and needs and offering a wide range of choices to homebuyers, provides us with long-term competitive advantages. The housing industry is highly competitive, and we compete with numerous homebuilders ranging from regional and national firms to small local builders primarily on the basis of price, location, financing, design, reputation, quality and amenities. In addition, we compete with housing alternatives other than new homes, including resale homes and rental housing. In certain markets and at times when housing demand is high, we also compete with other builders to hire subcontractors.

Financing

We do not generally finance the development of our communities with project financing. By “project financing,” we mean proceeds of loans specifically obtained for, or secured by, particular communities. Instead, our operations have been primarily funded by results of operations, public debt and equity financing, and borrowings under our unsecured revolving credit facility with various banks (the “Credit Facility”).

Regulation and Environmental Matters

As part of our due diligence process for all land acquisitions, our policy is to use third-party environmental consultants to investigate for environmental risks and to require disclosure from land sellers of known environmental risks. Despite these precautions, there can be no assurance that we will avoid material liabilities relating to the removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned by us. No estimate of any potential liabilities can be made although we may, from time to time, purchase property that requires modest environmental clean-up costs after appropriate due diligence. In such instances, we take steps prior to acquisition to gain assurance as to the precise scope of work required and the costs associated with removal, site restoration and/or monitoring, using detailed investigations performed by environmental consultants. To the extent contamination or other environmental issues have occurred in the past, we believe we may be able to recover restoration costs from third parties, such as the generators of hazardous waste, land sellers or others in the prior chain of title and/or insurers. Based on these practices, we anticipate that it is unlikely that environmental clean-up costs will have a material effect on our future consolidated financial position or results of operations. We have not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by us are identified by the U.S. Environmental Protection Agency (“EPA”) as being a “Superfund” clean-up site requiring remediation, which could have a material effect on our future consolidated financial position or results of operations. Costs associated with the use of environmental consultants are not material to our consolidated financial position or results of operations.

Access to Our Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. The public may also read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

We encourage the public to read our periodic and current reports. Copies of these filings, as well as any future filings, may be obtained, at no cost, through our website http://www.kbhome.com or by writing to our investor relations department at investorrelations@kbhome.com or at our principal executive offices.

Item 1A.  RISK FACTORS

In addition to the risks and the challenging market conditions previously mentioned, the following important factors could adversely impact our business. These factors could cause our actual results to differ materially from the forward-looking and other statements that we make in registration statements, periodic reports and other filings with the SEC, and that we make from time to time in our news releases, annual reports and other written communications, as well as oral forward-looking and other statements made from time to time by our representatives.

The homebuilding industry is experiencing a severe downturn that may continue for an indefinite period and adversely affect our business and results of operations compared to prior periods.

In 2007, many of our served markets and the U.S. homebuilding industry as a whole continued to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale, conditions that generally began in 2006. In many markets, a rapid increase in new and existing home prices in the years leading up to and including 2006 reduced housing affordability relative to consumer incomes and tempered buyer demand. At the same time, investors and speculators reduced their purchasing activity and instead stepped up their efforts to sell residential property they had earlier acquired. These trends, which were more pronounced in markets that had experienced the greatest levels of price appreciation, resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives, price concessions and other marketing efforts to close home sales in 2007 compared to the past several years.

Reflecting these demand and supply trends, we, like many other homebuilders, experienced a large drop in net orders, a decline in the selling price of new homes sold and a reduction in our margins in 2007 relative to prior years. We can provide no assurances that the homebuilding market will improve in the near future. In fact, we expect the weakness to continue at least through 2008 and have an adverse effect on our business and our results of operations.

Our strategies in responding to the adverse conditions in the homebuilding industry have had limited success, and the continued implementation of these and other strategies may not be successful.

While we have been successful in generating positive operating cash flow and reducing our inventories in 2007, we have done so at significantly reduced gross profit levels and have incurred significant asset impairment charges. These contributed to the net loss we recognized in 2007. Also, in 2007, notwithstanding our sales strategies, we continued to experience an elevated rate of sales contract cancellations. We believe that the elevated cancellation rate largely reflects a decrease in homebuyer confidence, with continued price declines and increases in the level of sales incentives for both new and existing homes prompting homebuyers to forgo or delay home purchases. A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also led to cancellations. Many of the factors that affect new orders and cancellation rates are beyond our control. It is uncertain how long the reduced sales levels and the increased level of cancellations will continue.

Our business is cyclical and is significantly affected by changes in general and local economic conditions.

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•	short- and long-term interest rates;

•	the availability of financing for homebuyers;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	federal mortgage financing programs and federal and state regulation of lending practices;

•	federal and state income tax provisions, including provisions for the deduction of mortgage interest payments;

•	housing demand from population growth and demographic changes, among other factors;

•	the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;

•	employment levels and job and personal income growth; and

•	real estate taxes.

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate. In 2007, adverse changes in many of these factors affected all of our markets, and we expect the widespread nature of the downturn in the housing market to continue at least through 2008. A downturn in the economy would likely exacerbate the adverse trends the housing market experienced in 2007.

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

The potential difficulties described above can cause demand and prices for our homes to diminish or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because of market conditions and because the price of each home is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction begins. The potential difficulties described above could cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether. In fact, reflecting the difficult conditions in our served markets, we continued to experience elevated cancellation rates in 2007 and we may experience similar cancellation rates in 2008.

Supply shortages and other risks related to demand for building materials and/or skilled labor could increase costs and delay deliveries.

The homebuilding industry is highly competitive for skilled labor and building materials. Increased costs or shortages in building materials or skilled labor could cause increases in construction costs and construction delays. We generally are unable to pass on increases in construction costs to customers who have already entered into sales contracts, as the sales contracts generally fix the price of the home at the time the contract is signed, and may be signed well in advance of when construction commences. Sustained increases in construction costs may, over time, erode our margins, and pricing competition for materials and labor may restrict our ability to pass on any additional costs, thereby decreasing our margins.

Inflation may adversely affect us by increasing costs that we may not be able to recover, particularly if sales prices decrease.

Inflation can have a long-term impact on us because increasing costs of land, materials and labor may call for us to increase sales prices of homes in order to maintain satisfactory margins. However, if the current challenging and highly competitive conditions in the homebuilding market persist, we may be required to decrease prices in an attempt to stimulate sales volume. This potential lowering of sales prices, in addition to impacting our margins on new homes, may also reduce the value of our land inventory and make it more difficult for us to recover the full cost of previously purchased land in new home sales prices or, if we choose, in the disposition of land assets. In addition, depressed land values may cause us to forfeit deposits on land option contracts if we cannot satisfactorily renegotiate the purchase price of the optioned land. We may incur non-cash charges for inventory impairments or land option contract abandonments if the value of our inventory is so reduced or if we choose not to exercise land option contracts.

Reduced home sales may impair our ability to recoup development costs or force us to absorb additional costs.

We incur many costs even before we begin to build homes in a community. Depending on the stage of development, these include costs of preparing land and installing roads, sewage and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes. Reducing the rate at which we build homes extends the length of time it takes us to recover these costs. Also, we frequently acquire options to purchase land and make deposits that will be forfeited if we do not exercise the options within specified periods. Because of current market conditions, we have had to terminate some of these options, resulting in the forfeiture of deposits and unrecoverable development costs.

The value of the land and housing inventory we own or control may fall significantly and our profits may decrease.

The value of the land and housing inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, such inventory. The market value of our land inventory can vary considerably because there is often a significant amount of time between our initial acquisition of land and the delivery of homes on that land. The downturn in the housing market has caused the fair market value of certain of our inventory to fall, in some cases well below the estimated fair market value at the time we acquired it. Depending on our assessment of fair market value, we may need to write down the carrying value of certain of our inventory and take corresponding non-cash charges against our earnings to reflect the impaired value. We may also abandon our interests in certain land inventory that no longer meets our internal investment standards, which would also require us to take non-cash charges. If the current downturn in the housing market continues, we may need to take additional charges against our earnings for abandonments or inventory impairments, or both. Any such non-cash charges would have an adverse effect on our consolidated results of operations.

If new home prices decline, interest rates increase or there is a downturn in the economy, some homebuyers may cancel their home purchases because the required deposits are small and generally refundable.

Our backlog numbers reflect the number of homes for which we have entered into a purchase contract with a customer but not yet delivered the home. Our home purchase contracts typically require only a small deposit, and in many states, the deposit is fully refundable at any time prior to closing. If the prices for new homes decline, competitors increase their use of sales incentives, interest rates increase, the availability of mortgage financing diminishes or there is a downturn in local or regional economies or the national economy, homebuyers may terminate their existing home purchase contracts with us in order to negotiate for a lower price or to explore other options. In 2007 and 2006, we experienced elevated cancellation rates, in part because of these reasons. Additional cancellations could have an adverse effect on our business and our results of operations.

Our long-term success depends on the availability of improved lots and undeveloped land that meet our land investment criteria.

The availability of finished and partially developed lots and undeveloped land for purchase that meet our internal investment criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, zoning, allowable housing density and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could increase, perhaps substantially, which could adversely impact our results of operations.

Home prices and sales activity in the particular markets and regions in which we do business affect our results of operations because our business is concentrated in these markets.

Home prices and sales activity in some of our key markets have declined from time to time for market-specific reasons, including adverse weather, lack of affordability or economic contraction due to, among other things, the failure or decline of key industries and employers. If home prices or sales activity decline in one or more of the key markets in which we operate, particularly in Arizona, California, Florida, Nevada or Texas, our costs may not decline at all or at the same rate and, as a result, our overall results of operations may be adversely affected.

Market conditions in the mortgage lending and mortgage finance industries deteriorated significantly in 2007, which adversely affected the availability of credit for some purchasers of our homes, reduced the population of potential mortgage customers and reduced mortgage liquidity. Further tightening of mortgage lending or mortgage financing requirements or further reduced mortgage liquidity could adversely affect the availability of credit for some purchasers of our homes and thereby reduce our sales.

During 2007, the mortgage lending and mortgage finance industries experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity, increased credit risk premiums and regulatory actions. Deterioration in credit quality among subprime and other nonconforming loans has caused most lenders to eliminate subprime mortgages and most other loan products that do not conform to Fannie Mae, Freddie Mac, FHA or VA standards. Fewer loan products and tighter loan qualifications in turn make it more difficult for some categories of borrowers to finance the purchase of our homes or the purchase of existing homes from potential move-up buyers who wish to purchase one of our homes. In general, these developments have resulted in a reduction in demand for the homes we sell and have delayed any general improvement in the housing market. Furthermore, they have resulted in a reduction in demand for the mortgage loans that we originate through Countrywide KB Home Loans, our joint venture with Countrywide. These reductions in demand have had, and are expected to continue to have, a materially adverse effect on our business and results of operations in 2008.

Many of our homebuyers obtain financing for their home purchases from Countrywide KB Home Loans. Countrywide provides the loan products that the joint venture offers to our homebuyers. If Countrywide refuses or is unable to make loan products available to the joint venture to provide to our homebuyers, our results of operations may be adversely affected.

Interest rate increases or changes in federal lending programs could lower demand for our homes.

Nearly all of our customers finance the purchase of their homes. In recent years, historically low interest rates and the increased availability of specialized mortgage products, including mortgage products requiring no or low down payments, and interest-only and adjustable rate mortgages, had made homebuying more affordable for a number of customers. Increases in interest rates or decreases in the availability of mortgage financing or of certain mortgage programs, as discussed above, may lead to higher down payment requirements or monthly mortgage costs, or both, and could therefore reduce demand for our homes.

Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide our customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for financing.

Because the availability of Fannie Mae, Freddie Mac, FHA and VA mortgage financing is an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of such government-backed financing could reduce our home sales.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income, subject to various limitations, under current tax law and policy. If the federal government or a state government changes income tax laws, as some policy makers have discussed recently, eliminating or substantially reducing these income tax deductions, the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for and/or sales prices of new homes.

We are subject to substantial legal and regulatory requirements regarding the development of land, the homebuilding process and protection of the environment, which can cause us to suffer delays and incur costs associated with compliance and which can prohibit or restrict homebuilding activity in some regions or areas.

Our homebuilding business is heavily regulated and subject to an increasing amount of local, state and federal regulation concerning zoning, resource protection and other environmental impacts, building design, construction and similar matters. These regulations often provide broad discretion to governmental authorities that oversee these matters, which can result in unanticipated delays or increases in the cost of a specified project or a number of projects in particular markets. We may also experience periodic delays in homebuilding projects due to building moratoria in any of the areas in which we operate.

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

The mortgage banking operations of Countrywide KB Home Loans are heavily regulated and subject to the rules and regulations promulgated by a number of governmental and quasi-governmental agencies. There are a number of federal and state statutes and regulations which, among other things, prohibit discrimination, establish underwriting guidelines that include obtaining inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. A finding that we or Countrywide KB Home Loans materially violated any of the foregoing laws could have an adverse effect on our results of operations.

We are subject to a Consent Order that we entered into with the Federal Trade Commission in 1979 and related Consent Decrees that were entered into in 1991 and 2005. Pursuant to the Consent Order and the related Consent Decrees, we provide explicit warranties on the quality of our homes, follow certain guidelines in advertising and provide certain disclosures to prospective purchasers of our homes. A finding that we have significantly violated the Consent Order and/or the related Consent Decrees could result in substantial liabilities or penalties and could limit our ability to sell homes in certain markets.

Homebuilding and financial services are very competitive, and competitive conditions could adversely affect our business or our financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable land, financing, building materials, skilled management and trade labor. We compete in each of our served markets with other local, regional and national homebuilders, including those with a sales presence on the Internet, often within larger subdivisions containing portions designed, planned and developed by such homebuilders. These homebuilders may also have long-standing relationships with local labor, materials suppliers or land sellers, which may provide an advantage in their respective regions or local markets. We also compete with other housing alternatives, such as existing home sales and rental housing. The competitive conditions in the homebuilding industry can result in:

•	fewer homes delivered;

•	lower selling prices;

•	our offering or increasing sales incentives, discounts or price concessions;

•	lower profit margins;

•	declining new home sales or increasing cancellations by homebuyers of their home purchase contracts with us;

•	impairments in the value of our inventory, goodwill and other assets;

•	difficulty in acquiring desirable land that meets our land buying criteria, and in selling our interests in land that no longer meet our investment return criteria on favorable terms;

•	difficulty in acquiring raw materials and skilled management and labor at acceptable prices; or

•	delays in construction of our homes.

Our financial services business competes with other mortgage lenders, including national, regional and local mortgage banks and other financial institutions. Mortgage lenders with greater access to capital or different lending criteria may be able to offer more attractive financing to potential customers.

When we are affected by these competitive conditions, our business and financial results can be adversely affected by decreased revenues, increased costs and/or diminished growth in our local or regional homebuilding business. In the current downturn in the homebuilding industry, the reactions of our competitors may be reducing the effectiveness of our efforts to achieve pricing stability and reduce our inventory levels.

Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.

In the ordinary course of our homebuilding business, we are subject to home warranty and construction defect claims. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes we build. We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through our captive insurance subsidiary, we reserve for costs to cover our self-

insured and deductible amounts under these policies and for any costs of claims and lawsuits, based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all our warranty and construction defect claims in the future. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. There can be no assurance that coverage will not be further restricted and become more costly.

Because of the seasonal nature of our business, our quarterly operating results fluctuate.

We have experienced seasonal fluctuations in quarterly operating results. We typically do not commence significant construction on a home before a home purchase contract has been signed with a homebuyer. Historically, a significant percentage of our home purchase contracts are entered into in the spring and summer months, and a corresponding significant percentage of our deliveries occur in the fall and winter months. Construction of our homes typically requires approximately four months and weather delays that often occur in late winter and early spring may extend this period. As a result of these combined factors, we historically have experienced uneven quarterly results, with lower revenues and operating income generally during the first and second quarters of the year. However, the increasingly challenging market conditions we experienced in 2007 resulted in lower sales in the spring and summer months and correspondingly lower deliveries in the fall and winter months as compared to 2006. With the current difficult market conditions expected to continue through at least 2008, we can make no assurances that our normal seasonal patterns will occur in the near future.

Failure to comply with the covenants and conditions imposed by the agreements governing our indebtedness could restrict future borrowing or cause our debt to become immediately due and payable.

Our Credit Facility and the indentures governing our outstanding senior and senior subordinated public notes impose restrictions on our operations and activities. The most significant restrictions relate to limits on investments, cash dividends, stock repurchases and other restricted payments, incurrence of indebtedness, creation of liens and asset dispositions, and require maintenance of a maximum debt to equity (or leverage) ratio, a minimum interest coverage ratio, and a minimum level of tangible net worth. If we fail to comply with these restrictions or covenants, the holders of those debt instruments or the banks, as appropriate, could cause our debt to become due and payable prior to maturity or could demand that we compensate them for waiving instances of noncompliance. In addition, a default under the indenture for any of our notes or our Credit Facility could cause a default with respect to our other notes or the Credit Facility, as the case may be, and result in the acceleration of the maturity of all such defaulted indebtedness and our inability to borrow under the Credit Facility. Moreover, we may curtail our investment activities and other uses of cash to maintain compliance with these restrictions and covenants.

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

Our ability to meet our debt service and other obligations will depend upon our future performance. Our business is substantially affected by changes in economic cycles. Our revenues, earnings and cash flows vary with the level of general economic activity and competition in the markets in which we operate. Our business could also be affected by financial, political and other factors, many of which are beyond our control. Changes in prevailing interest rates may also affect our ability to meet our debt service obligations because borrowings under our Credit Facility bear interest at floating rates. A higher interest rate on our debt could adversely affect our operating results.

Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our Credit Facility in an amount sufficient to pay our debt service obligations, fulfill financial or operational guarantees we have provided for certain unconsolidated joint venture transactions, or to fund our other liquidity needs. Should this occur, we may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all.

We may have difficulty in continuing to obtain the additional financing required to operate and develop our business.

Our homebuilding operations require significant amounts of cash and/or available credit. It is not possible to predict the future terms or availability of additional capital. Moreover, our outstanding public debt and the Credit Facility contain provisions that may restrict the amount and nature of debt we may incur in the future. The Credit Facility limits our ability to borrow additional funds by placing a maximum cap on our leverage ratio. Under the most restrictive of these provisions, at November 30, 2007, we would have been permitted to incur up to $3.56 billion of total consolidated indebtedness, as defined in the Credit Facility. This maximum amount exceeded our actual total consolidated indebtedness at November 30, 2007 by $2.68 billion. In addition, the Credit Facility limits our ability to borrow senior indebtedness, as defined in the Credit Facility, subject to a specified borrowing base. At November 30, 2007, we would have been permitted to incur up to $3.32 billion of senior indebtedness under the Credit Facility. This maximum amount exceeded our actual total senior indebtedness at November 30, 2007 by $1.66 billion. There can be no assurance that we can actually borrow up to these maximum amounts of total consolidated indebtedness or senior indebtedness at any time, as our ability to borrow additional funds, and to raise additional capital through other means, also depends on conditions in the capital markets and our credit worthiness. If conditions in the capital markets change significantly, it could reduce our ability to generate sales and may hinder our future growth and results of operations.

We are involved in government investigations and litigation relating to our past stock option grant practices.

The SEC and the U.S. Department of Justice (“DOJ”) are conducting investigations into our stock option grant practices. In addition, shareholder derivative lawsuits have been filed in California state and federal courts relating to our stock option grant practices. It is possible that additional lawsuits may be filed. The investigations and lawsuits have resulted in, and will continue to result in, substantial legal and professional fees, and will continue to occupy our time and attention. An adverse outcome to the investigations or one or more of the lawsuits may have a negative effect on our business and our results of operations.

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

Item 3.  LEGAL PROCEEDINGS

Derivative Litigation

On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans. Defendants have not yet responded to the complaints. On January 22, 2007, the Court entered an order, pursuant to an agreement among the parties and us, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, our former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect. Pursuant to further stipulated orders, these terms remain in effect and are now scheduled to expire on February 1, 2008, unless otherwise agreed in writing. The plaintiffs have agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007. The parties may extend the agreement that options will not be exercised by our former Chairman and Chief Executive Officer beyond the current February 1, 2008 expiration date.

On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On January 9, 2007, plaintiffs filed a consolidated complaint. All defendants filed motions to dismiss the complaint on April 2, 2007. Subsequently, plaintiffs filed a motion for partial summary judgment against certain of the defendants. Pursuant to stipulated orders, the motions to dismiss and the motion for partial summary judgment have been taken off calendar to permit the parties to explore settlement via mediation. The latest order provides that unless otherwise agreed to by the parties or order by the court, the motions shall be back on calendar as of late March 2008. Discovery has not commenced.

Government Investigations

In August 2006, we announced that we had received an informal inquiry from the SEC relating to our stock option grant practices. In January 2007, we were informed that the SEC is conducting a formal investigation of this matter. The DOJ is also looking into these practices but has informed KB Home that it is not a target of this investigation. We have cooperated with these government agencies and intend to continue to do so.

ERISA Litigation

A complaint dated March 14, 2007 in an action brought under Section 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., was filed in the United States District Court for the Central District of California. The action is brought against us, our directors, and certain of our current and former officers. Plaintiffs allege that they are bringing the action on behalf of all participants in the KB Home 401(k) Savings Plan (the “401(k) Plan”). Plaintiffs allege that the defendants breached fiduciary duties owed to members of the 401(k) Plan by virtue of issuing backdated option grants and failing to disclose this information to the 401(k) Plan participants. Plaintiffs claim that this conduct unjustly enriched certain defendants to the detriment of the 401(k) Plan and its participants, and caused the 401(k) Plan to invest in our securities at allegedly artificially inflated prices. The action purports to assert three causes of action for various alleged breaches of fiduciary duty. We have filed a motion to dismiss all claims alleged against us. The Court heard oral argument on the motion on November 19, 2007, after which the Court took the motion under submission. The Court has not yet ruled on the motion, and because of the pendency of the motion, no discovery has been taken in the action.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our executive officers as of December 31, 2007:

			Year	Years
			Assumed	at	Other Positions and Other
		Present Position at	Present	KB	Business Experience within the
Name	Age	December 31, 2007	Position	Home	Last Five Years (a)	From – To

Jeffrey T. Mezger	52	President and Chief Executive Officer (b)	2006	14	Executive Vice President and Chief Operating Officer	1999-2006

Domenico Cecere	58	Executive Vice President and Chief Financial Officer	2007	6	Senior Vice President and Chief Financial Officer	2002-2006

Wendy C. Shiba	57	Executive Vice President, General Counsel and Secretary	2007	1	Senior Vice President, Chief Legal Officer and Secretary, Polyone Corporation (specialized polymer materials, services and solutions)	2006-2007
					Vice President, Chief Legal Officer and Secretary, Polyone Corporation	2001-2006

Glen Barnard	63	Senior Vice President, KBnxt Group	2006	9	Regional General Manager (c)	2004-2006
					Chief Executive Officer, Constellation Real Technologies (real estate consortium)	2001-2003

William R. Hollinger	49	Senior Vice President and	2007	20	Senior Vice President and Controller	2001-2006
		Chief Accounting Officer

Kelly Masuda	40	Senior Vice President and Treasurer	2005	4	Senior Vice President, Capital Markets and Treasurer	2005
					Vice President, Capital Markets and Treasurer	2003-2005
					Director, Credit Suisse First Boston (investment bank)	2000-2002

John Staines	45	Senior Vice President, Human Resources	2007	1	Senior Vice President, Human Resources, DaVita, Inc. (kidney dialysis center operator)	2006
					Vice President, Human Resources, Global Supply Chain, The Gap Inc. (clothing retailer)	2004-2006
					Vice President, Human Resources, Mattel, Inc. (toy manufacturer)	2001-2004

(a)	All positions described were with us, unless otherwise indicated.

(b)	Mr. Mezger has served as a director since 2006.

(c)	Mr. Barnard was a senior executive with us from 1996-2001, and rejoined us in 2004.

There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2007, there were 880 holders of record of our common stock. Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” The following table sets forth, for the periods indicated, the price ranges of our common stock:

	2007		2006
	High	Low	High	Low

First Quarter	$56.08	$47.69	$81.99	$64.80
Second Quarter	50.90	40.89	69.10	50.40
Third Quarter	47.57	28.00	52.65	37.89
Fourth Quarter	31.69	18.44	52.18	38.66

We paid quarterly cash dividends of $.25 per common share in 2007 and 2006.

The declaration and payment of cash dividends on shares of our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our future earnings, cash flows, capital requirements, operational investment strategy, and our general financial condition and general business conditions. In addition, debt instruments to which we are a party contain restrictions on the payment of cash dividends. Based on the most restrictive of these provisions, $283.2 million was available for payment of cash dividends at November 30, 2007.

The description of our equity compensation plans required by Item 201(d) of Regulation S-K is incorporated herein by reference to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Form 10-K.

The following table summarizes our purchases of our own equity securities during the three months ended November 30, 2007:

				Maximum
				Number of Shares
			Total Number of	That May Yet be
			Shares Purchased as	Purchased
	Total Number	Average	Part of Publicly	Under the
	of Shares	Price Paid	Announced	Plans or
Period	Purchased	per Share	Plans or Programs	Programs

September 1 - 30	—	$—	—	4,000,000
October 1 - 31	73,049	27.19	—	4,000,000
November 1 - 30	—	—	—	4,000,000

Total	73,049	$27.19	—

On December 8, 2005, our board of directors authorized a share repurchase program under which we may repurchase up to 10 million shares of our common stock. Acquisitions under the share repurchase program may be made in open market or private transactions and will be made strategically from time to time at management’s discretion based on its assessment of market conditions and buying opportunities. At November 30, 2007, we were authorized to repurchase four million shares under this share repurchase program. During the three months ended November 30, 2007, no shares were repurchased pursuant to this share repurchase program. The 73,049 shares purchased during the three months ended November 30, 2007 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases pursuant to the share repurchase program.

Stock Performance Graph

The graph below compares the cumulative total return of KB Home common stock, the S&P Homebuilding Index, the Dow Jones Home Construction Index and the S&P 500 Index for the last five year-end periods ended November 30.

Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P Homebuilding
Index, Dow Jones Home Construction Index and S&P 500 Index

The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1st of the year-end periods presented. Our November 30, 2007 closing common stock price on the New York Stock Exchange was $20.89 per share. On December 31, 2007, our common stock closed at $21.60 per share. The performance of our common stock depicted in the graphs above represents past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2002 in KB Home common stock, the S&P Homebuilding Index, the Dow Jones Home Construction Index and the S&P 500 Index including reinvestment of dividends.

Item 6.  SELECTED FINANCIAL DATA

The data in this table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included later in this report.

KB HOME
SELECTED FINANCIAL INFORMATION
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2007	2006	2005	2004	2003

Homebuilding:
Revenues	$6,400,591	$9,359,843	$8,123,313	$5,974,496	$4,870,522
Operating income (loss)	(1,358,335)	570,316	1,188,935	637,229	469,426
Total assets	5,661,564	7,825,339	6,881,486	4,760,288	3,307,164
Mortgages and notes payable	2,161,794	2,920,334	2,211,935	1,771,962	1,049,442

Financial services:
Revenues	$15,935	$20,240	$31,368	$44,417	$75,125
Operating income	11,139	14,317	10,968	8,688	35,777
Total assets	44,392	44,024	29,933	210,460	253,113
Notes payable	—	—	—	71,629	132,225

Discontinued operations:
Total assets	$—	$1,394,375	$1,102,898	$1,020,082	$810,661

Consolidated:
Revenues	$6,416,526	$9,380,083	$8,154,681	$6,018,913	$4,945,647
Operating income (loss)	(1,347,196)	584,633	1,199,903	645,917	505,203
Income (loss) from continuing operations	(1,414,770)	392,947	754,534	430,384	332,610
Income from discontinued operations, net of income taxes (a)	485,356	89,404	69,178	43,652	35,311
Net income (loss)	(929,414)	482,351	823,712	474,036	367,921
Total assets	5,705,956	9,263,738	8,014,317	5,990,830	4,370,938
Mortgages and notes payable	2,161,794	2,920,334	2,211,935	1,843,591	1,181,667
Stockholders’ equity	1,850,687	2,922,748	2,773,797	2,039,390	1,592,162

Basic earnings (loss) per share:
Continuing operations	$(18.33)	$4.99	$9.21	$5.49	$4.22
Discontinued operations	6.29	1.13	.85	.56	.45

Basic earnings (loss) per share	$(12.04)	$6.12	$10.06	$6.05	$4.67

Diluted earnings (loss) per share:
Continuing operations	$(18.33)	$4.74	$8.54	$5.10	$3.95
Discontinued operations	6.29	1.08	.78	.52	.42

Diluted earnings (loss) per share	$(12.04)	$5.82	$9.32	$5.62	$4.37

Cash dividends per common share	$1.00	$1.00	$.75	$.50	$.15

(a)	Discontinued operations are comprised of our French operations, which have been presented as discontinued operations for all periods presented. Income from discontinued operations, net of income taxes, in 2007 includes a gain of $438.1 million realized on the sale of our French operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview.  Revenues are generated from our homebuilding operations and our financial services operations. On July 10, 2007, we sold our 49% equity interest in our publicly traded French subsidiary, KBSA. Accordingly, our French operations are presented as discontinued operations in this report and the financial results of prior periods have been reclassified to conform to the current year presentation. The following table presents a summary of our consolidated results of operations for the years ended November 30, 2007, 2006 and 2005 (in thousands, except per share amounts):

	Years ended November 30,
	2007	2006	2005

Revenues:
Homebuilding	$6,400,591	$9,359,843	$8,123,313
Financial services	15,935	20,240	31,368

Total	$6,416,526	$9,380,083	$8,154,681

Pretax income (loss):
Homebuilding	$(1,494,606)	$538,311	$1,190,336
Financial services	33,836	33,536	11,198

Income (loss) from continuing operations before income taxes	(1,460,770)	571,847	1,201,534
Income tax benefit (expense)	46,000	(178,900)	(447,000)

Income (loss) from continuing operations	(1,414,770)	392,947	754,534
Income from discontinued operations, net of income taxes	47,252	89,404	69,178
Gain on sale of discontinued operations, net of income taxes	438,104	—	—

Net income (loss)	$(929,414)	$482,351	$823,712

Basic earnings (loss) per share:
Continuing operations	$(18.33)	$4.99	$9.21
Discontinued operations	6.29	1.13	.85

Basic earnings (loss) per share	$(12.04)	$6.12	$10.06

Diluted earnings (loss) per share:
Continuing operations	$(18.33)	$4.74	$8.54
Discontinued operations	6.29	1.08	.78

Diluted earnings (loss) per share	$(12.04)	$5.82	$9.32

Continuing the downward trends that began in 2006, conditions in the overall housing market were challenging throughout 2007 and became increasingly difficult as the year progressed. Several factors weighed on the housing industry during the year, including a persistent oversupply of new and resale homes available for sale that reached historically high levels; rising foreclosure activity; heightened competition for home sales; reduced home affordability due largely to a record increase in average home prices during the first half of this decade; turmoil in the mortgage finance and credit markets; diminished real estate speculation; and decreased consumer confidence in purchasing homes. Our results for 2007 reflect the impact of these difficult conditions. They also reflect our efforts to reduce inventory investments and community counts to better align our operations with a housing market experiencing significantly reduced activity from the peak levels of a few years ago.

With the prolonged market downturn, we have experienced successive negative year-over-year comparisons in our net orders (new orders for homes less cancellations) for the past several quarters. As a result, our current backlog levels are significantly below year-earlier levels and we delivered fewer homes and generated less revenue in 2007 than in 2006. Our revenues in 2007 were also negatively affected by decreases in our average selling prices in three of our four homebuilding segments compared to year-earlier levels due to competitive pressures and changes in our product mix.

At the same time, intensified competition and pricing pressures, slowing sales rates, and sustained high cancellation rates in many of our markets during 2007 lowered the fair value of certain of our assets and led us to reassess our land positions. This caused us to incur non-cash charges during the year for impairments in the value of our inventory, joint ventures and goodwill and for the abandonment of certain land option contracts. These non-cash charges and lower revenues in 2007 compressed our gross margins compared to the prior year.

Further impacting our results for 2007 was a substantial valuation allowance we established in the fourth quarter against certain deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The deferred tax assets were produced largely from the inventory impairments we took during the year, and the valuation allowance was established in light of the continued downturn of the housing market and uncertainty as to its length and magnitude. To the extent that we generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets, we expect to experience a reduction in our effective income tax rate as the valuation allowance is reversed.

We reported a loss from continuing operations in 2007 resulting from the combination of fewer deliveries, lower average selling prices, compressed gross margins, non-cash charges for inventory and joint venture impairments, land option contract abandonments, goodwill impairments and the valuation allowance for deferred tax assets. We do not expect the business climate in most of the markets we serve and the overall housing market to improve in 2008.

Our total revenues of $6.42 billion for the year ended November 30, 2007 declined 32% from $9.38 billion in 2006, which had increased 15% from $8.15 billion in 2005. The decrease in total revenues in 2007 was primarily due to a decrease in housing revenues, reflecting fewer homes delivered and lower average selling prices compared to 2006. The increase in our revenues in 2006 was driven by an increase in housing revenues stemming from an increase in homes delivered and higher average selling prices compared to the prior year. Included in our total revenues were financial services revenues of $15.9 million in 2007, $20.2 million in 2006 and $31.4 million in 2005. The decline in financial services revenues in 2007 compared to 2006 was mainly due to fewer homes delivered from our homebuilding operations and the termination of our escrow coordination business in 2007. The decrease in financial services revenues in 2006 compared to 2005 was primarily due to the change in the mortgage banking operations of KB Home Mortgage Company (“KBHMC”) in the fourth quarter of 2005 to an unconsolidated joint venture. On September 1, 2005, we sold substantially all the mortgage banking assets of KBHMC to Countrywide and in a separate transaction established Countrywide KB Home Loans. We and Countrywide each have a 50% ownership interest in Countrywide KB Home Loans, which is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.

Our continuing operations generated an after-tax loss of $1.41 billion in 2007 due to pretax, non-cash charges of $1.41 billion for inventory and joint venture impairments and the abandonment of land option contracts, and $107.9 million for goodwill impairment recognized during the year. The majority of the inventory and joint venture impairments related to our West Coast and Southwest reporting segments, and the goodwill impairment related solely to our Southwest reporting segment. Our 2007 loss from continuing operations also reflected a non-cash charge of $514.2 million to establish a valuation allowance for certain deferred tax assets. In 2006, we reported after-tax income from continuing operations of $392.9 million, down from $754.5 million in 2005 primarily due to a decrease in the operating margin in our homebuilding operations. Our 2006 results included charges of $431.2 million associated with inventory and joint venture impairments and land option contract abandonments, and a gain of $27.6 million related to the sale of our ownership interest in an unconsolidated joint venture. In 2007, we posted a loss per diluted share from continuing operations of $18.33 compared to earnings per diluted share from continuing operations of $4.74 in 2006 and $8.54 in 2005.

Income from discontinued operations, net of income taxes, totaled $485.4 million in 2007, including a $438.1 million after-tax gain on the sale of our French operations. Income from discontinued operations, net of income taxes, totaled $89.4 million in 2006 and $69.2 million in 2005. Discontinued operations are comprised solely of our French operations.

Overall, we posted a net loss of $929.4 million, or $12.04 per diluted share (including the French discontinued operations) in 2007. This compares to net income of $482.4 million, or $5.82 per diluted share, in 2006 and $823.7 million, or $9.32 per diluted share, in 2005.

Our backlog at November 30, 2007 consisted of 6,322 homes, representing future housing revenues of approximately $1.50 billion. These backlog levels decreased 40% and 47%, respectively, from the 10,575 homes in backlog, representing approximately $2.83 billion in future revenues, at November 30, 2006. These decreases were due to the effects of several successive quarters of negative year-over-year net order comparisons and lower average selling prices, reflecting persistently deteriorating housing market conditions. Our homebuilding operations generated 2,574 net orders in the fourth quarter of 2007, down 32% from 3,763 net orders in the fourth quarter of 2006. Net orders in the fourth quarter of 2007 decreased year-over-year in each of our reporting segments. The fourth quarter 2007 cancellation rate of 58% was the same as the cancellation rate we experienced in the fourth quarter of 2006, but was higher than the 50% cancellation rate we experienced in the third quarter of 2007.

HOMEBUILDING

We have grouped our homebuilding activities into four reportable segments, which we refer to as West Coast, Southwest, Central and Southeast. As of November 30, 2007, our reportable homebuilding segments consisted of operations located in the following states: West Coast — California; Southwest — Arizona, Nevada and New Mexico; Central — Colorado, Illinois and Texas; Southeast — Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia.

The following table presents a summary of selected financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years ended November 30,
	2007	2006	2005

Revenues:
Housing	$6,211,563	$9,243,236	$8,099,771
Land	189,028	116,607	23,542

Total	6,400,591	9,359,843	8,123,313

Costs and expenses:
Construction and land costs
Housing	(6,563,082)	(7,456,003)	(5,934,948)
Land	(263,297)	(210,016)	(19,820)

Total	(6,826,379)	(7,666,019)	(5,954,768)
Selling, general and administrative expenses	(824,621)	(1,123,508)	(979,610)
Goodwill impairment	(107,926)	—	—

Total	(7,758,926)	(8,789,527)	(6,934,378)

Operating income (loss)	$(1,358,335)	$570,316	$1,188,935

Homes delivered	23,743	32,124	31,009

Average selling price	$261,600	$287,700	$261,200

Housing gross margin	(5.7)%	19.3%	26.7%

Selling, general and administrative expenses as a percent of housing revenues	13.3%	12.2%	12.1%

Operating income (loss) as a percent of homebuilding revenues	(21.2)%	6.1%	14.6%

Revenues.  Homebuilding revenues totaled $6.40 billion in 2007, decreasing 32% from $9.36 billion in 2006, which had increased 15% from $8.12 billion in 2005. The decrease in 2007 compared to 2006 reflected lower housing revenues due to fewer homes delivered and a lower average selling price. The increase in 2006 compared to 2005 resulted primarily from higher housing revenues driven by an increase in homes delivered and a higher average selling price.

Housing revenues totaled $6.21 billion in 2007, $9.24 billion in 2006 and $8.10 billion in 2005. In 2007, housing revenues decreased 33% from the previous year due to a 26% decline in homes delivered and a 9% decrease in the average selling price. In 2006, housing revenues increased 14% from 2005 due to a 4% increase in homes delivered and a 10% increase in the average selling price.

We delivered 23,743 homes in 2007, down from 32,124 homes in 2006, reflecting year-over-year decreases in each of our reporting segments. The lower delivery volume in 2007 was due, in part, to our reducing our community count to better align our operations with reduced housing market activity.

In 2006, we delivered 32,124 homes, up from 31,009 homes delivered in 2005. The growth in homes delivered in 2006 reflected year-over-year increases of 9% and 16% in our West Coast and Southeast segments, respectively, partially offset by decreases of 5% and 3% in homes delivered from our Southwest and Central segments, respectively.

Our average new home selling price decreased 9% in 2007 to $261,600 from $287,700 in 2006. Year-over-year average selling prices declined 11% in our West Coast segment, 16% in our Southwest segment and 6% in our Southeast segment due to weak consumer demand and heightened competition from homebuilders and other sellers, which put downward pressure on home prices. The average selling price in our Central segment increased 5% in 2007 from the previous year, solely due to changes in product mix.

Our 2006 average new home price had increased 10% from $261,200 in 2005, primarily due to the delivery in 2006 of homes purchased in the latter half of 2005, when market conditions were more favorable. Increases in our average selling prices in 2006 were more significant in the West Coast, Southwest and Southeast segments, with a slight increase in the Central segment.

Land sale revenues totaled $189.0 million in 2007, $116.6 million in 2006 and $23.5 million in 2005. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions. Land sale revenues were more significant in 2007 and 2006 compared to 2005 as deteriorating market conditions caused us to reassess our future sales expectations which resulted in our selling land that no longer fit our marketing strategy rather than holding it for future development.

Operating Income.  Our homebuilding operations posted an operating loss of $1.36 billion in 2007, a decrease of $1.93 billion from operating income of $570.3 million in 2006, reflecting losses from both housing operations and land sales. The operating loss in 2007 represented a negative 21.2% of homebuilding revenues. In 2006, operating income as a percent of homebuilding revenues was 6.1%. The 2007 operating loss was due to a decrease in our housing gross margin, which fell to a negative 5.7% in 2007 from a positive 19.3% for the same period of 2006. The change in our housing gross margin was largely the result of pretax non-cash charges of $1.18 billion for inventory impairments and land option contract abandonments in 2007 primarily in our West Coast and Southwest segments. These impairment and abandonment charges resulted from declining market conditions, which depressed new home values and sales rates in certain housing markets across the country. Poor market conditions also depressed land values and led us to terminate our options on projects that no longer met our internal investment standards. Excluding inventory impairment and abandonment charges ($1.18 billion in 2007 and $309.5 million in 2006), our housing gross margin would have been 13.3% in 2007 and 22.7% in 2006.

Operating income decreased to $570.3 million in 2006, down from $1.19 billion in 2005. As a percentage of homebuilding revenues, operating income decreased to 6.1% in 2006 from 14.6% in 2005, mainly due to a lower housing gross margin, which decreased to 19.3% in 2006 from 26.7% in 2005. The decrease in housing gross margin was primarily due to a greater use of price concessions and sales incentives to meet competitive conditions and to aggregate charges of $309.5 million associated with inventory impairments and the abandonment of land option contracts we no longer planned to pursue.

In 2007, our land sales generated losses of $74.3 million, including impairment charges of $74.8 million relating to future land sales. Our land sales generated losses of $93.4 million in 2006, including impairment charges of $63.1 million relating to future land sales. In 2005, land sales generated profits of $3.7 million, including $9.6 million of impairment charges.

We evaluate our land and housing inventory for recoverability in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”) whenever indicators of potential impairment exist. Based on our evaluations, we recognized non-cash charges for the impairment of inventory of $1.11 billion in 2007, $228.7 million in 2006 and $26.7 million in 2005.

The higher impairment charge in 2007 reflects the increasingly challenging housing market conditions that we experienced during the year that lowered the value of certain assets compared to prior periods. These conditions included a significant oversupply of homes available for sale, reduced housing affordability and tighter credit conditions that are keeping prospective buyers from trading up or entering the market, higher foreclosure activity, and heightened competition. As a result, our sales rates, sales prices and gross margins declined in 2007, lowering the fair value of certain inventory positions and resulting in the impairment of inventory. Further deterioration in housing market conditions may lead to additional non-cash impairment charges in the future or cause us to reevaluate our strategy concerning certain assets that could result in future charges associated with the abandonment of land option contracts. In 2006, most of our inventory impairment and abandonment charges were incurred in the fourth quarter, as conditions became more challenging in certain markets, mainly as a result of a growing imbalance between new home supply and demand. These market dynamics caused a decline in the fair value of certain inventory positions and led us to reassess our strategy concerning certain inventory positions.

When we determine that we no longer plan to exercise land purchase option contracts due to market conditions and/or changes in market strategy, we write off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. We recognized abandonment charges associated with land option contracts of $144.0 million in 2007, $143.9 million in 2006 and $16.2 million in 2005. The inventory impairment charges and land option contract abandonments are included in construction and land costs in our consolidated statements of operations.

Selling, general and administrative expenses totaled $824.6 million in 2007 compared with $1.12 billion in 2006 and $979.6 million in 2005. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses were 13.3% in 2007, 12.2% in 2006 and 12.1% in 2005.

Goodwill Impairment.  We have recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we test goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the third quarter of 2007, we determined that it was necessary to evaluate goodwill for impairment due to deteriorating conditions in certain housing markets, the significant inventory impairments we identified and recognized during the quarter in accordance with SFAS No. 144, and the decline in the market price of our common stock to a level below our per share book value. We evaluated goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. Our goodwill evaluations utilized discounted cash flow analyses and market multiple analyses of historical and forecasted operating results of our reporting units. Inherent in our fair value determinations are certain judgments and estimates relating to future cash flows, including the interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. A change in such assumptions may cause a change in the results of the analyses performed. In addition, to the extent significant changes occur in market conditions, overall economic conditions or our strategic operational plans, it is possible that goodwill not currently impaired may become impaired in the future. Based on the results of our evaluation, we recorded an impairment charge of $107.9 million in the third quarter of 2007 related to our Southwest reporting segment, where the goodwill previously recorded was determined to be impaired. We recorded the charge at our corporate level since all goodwill is carried at that level. The annual impairment test we performed as of November 30, 2007 indicated no additional impairments. The impairment tests we performed as of November 30, 2006 and 2005 indicated no goodwill impairment.

Interest Income.  Interest income, which is generated from short-term investments and mortgages and notes receivable, amounted to $28.6 million in 2007, $5.5 million in 2006 and $3.5 million in 2005. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our short-term investments and our mortgages and notes receivable, as well as fluctuations in interest rates. The increase in interest income in 2007 compared to 2006 reflects a substantial increase in short-term investments due to the higher level of cash generated in 2007.

Loss on Early Redemption/Interest Expense, Net of Amounts Capitalized.  In 2007, we completed the early redemption of $650.0 million of debt. On July 27, 2007, we redeemed all $250.0 million of our 9 1/2% senior subordinated notes due in 2011 at a price of 103.167% of the principal amount of the notes, plus accrued interest to the date of redemption. On July 31, 2007, we repaid in full an unsecured $400.0 million term loan (the “$400 Million Term Loan”), together with accrued interest to the date of repayment. The $400 Million Term Loan was scheduled to mature on April 11, 2011. We incurred a loss of $13.0 million associated with the early extinguishment of this debt, primarily due to a call premium on the senior subordinated notes and the write-off of unamortized debt issuance costs.

Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. During 2007, all of our interest was capitalized and, consequently, we had no interest expense, net of amounts capitalized. In 2006, interest expense, net of amounts capitalized, totaled $16.7 million. Gross interest incurred during 2007 decreased by $38.2 million, to $199.6 million, from $237.8 million incurred in 2006, mainly due to lower debt levels in 2007. The percentage of interest capitalized in 2007 increased to 100% from 93% in 2006 due to an increase in inventory qualifying for interest capitalization compared to 2006.

In 2006, interest expense, net of amounts capitalized, increased to $16.7 million from $16.3 million in 2005. Gross interest incurred in 2006 was $78.7 million higher than the amount incurred in 2005, reflecting higher debt levels in 2006. The percentage of interest capitalized in 2005 was 90%.

Equity in Income (Loss) of Unconsolidated Joint Ventures.  Our unconsolidated joint ventures operate in certain markets where our consolidated homebuilding operations are located. These unconsolidated joint ventures posted combined revenues of $662.7 million in 2007, $167.5 million in 2006 and $212.3 million in 2005. The increase in revenues in 2007 over the prior year was primarily due to an increase in the number of lots sold by these unconsolidated joint ventures. The decrease in unconsolidated joint venture revenues in 2006 from 2005 reflected a change in product mix. Activities performed by our unconsolidated joint ventures generally include buying, developing and selling land, and, in some cases, constructing and delivering homes. Our unconsolidated joint ventures delivered 127 homes in 2007, 4 homes in 2006 and 83 homes in 2005. Unconsolidated joint ventures generated combined losses of $51.6 million in 2007 and $48.6 million in 2006, and combined income of $34.7 million in 2005. In 2007, our equity in loss of unconsolidated joint ventures of $151.9 million included a charge of $156.4 million to recognize the impairment of certain unconsolidated joint ventures mainly in our West Coast, Southwest and Southeast segments. In 2006, our equity in loss of unconsolidated joint ventures of $20.8 million included a charge of $58.6 million to recognize the impairment of certain unconsolidated joint ventures in our West Coast and Southeast segments and a gain of $27.6 million related to the sale of our ownership interest in an unconsolidated joint venture. In 2005, our equity in income from unconsolidated joint ventures totaled $14.2 million.

HOMEBUILDING SEGMENTS

The following table sets forth financial information related to our homebuilding reporting segments for the years indicated (in thousands):

	Years Ended November 30,
	2007	2006	2005

West Coast:
Revenues	$2,203,303	$3,531,279	$3,050,486
Operating costs and expenses	(2,848,548)	(3,178,973)	(2,383,112)
Other, net	(20,600)	7,558	13,929

Pretax income (loss)	$(665,845)	$359,864	$681,303

Southwest:
Revenues	$1,349,570	$2,183,830	$1,964,483
Operating costs and expenses	(1,617,395)	(1,809,930)	(1,452,272)
Other, net	(19,514)	(8,802)	1,635

Pretax income (loss)	$(287,339)	$365,098	$513,846

Central:
Revenues	$1,077,304	$1,553,309	$1,559,067
Operating costs and expenses	(1,134,601)	(1,591,982)	(1,512,831)
Other, net	(6,913)	(16,076)	(18,084)

Pretax income (loss)	$(64,210)	$(54,749)	$28,152

Southeast:
Revenues	$1,770,414	$2,091,425	$1,549,277
Operating costs and expenses	(1,932,084)	(2,036,000)	(1,392,825)
Other, net	(68,750)	(16,492)	(3,944)

Pretax income (loss)	$(230,420)	$38,933	$152,508

The following table presents information concerning our housing revenues and homes delivered by homebuilding reporting segment:

		Percent		Percent
		of		of
		Total		Total	Average
	Housing	Housing	Homes	Homes	Selling
Years Ended November 30,	Revenues	Revenues	Delivered	Delivered	Price
	(in thousands)

2007
West Coast	$2,149,547	35%	4,957	21%	$433,600
Southwest	1,254,932	20	4,855	20	258,500
Central	1,058,985	17	6,310	27	167,800
Southeast	1,748,099	28	7,621	32	229,400

Total	$6,211,563	100%	23,743	100%	$261,600

2006
West Coast	$3,530,679	38%	7,213	22%	$489,500
Southwest	2,151,908	23	7,011	22	306,900
Central	1,536,075	17	9,613	30	159,800
Southeast	2,024,574	22	8,287	26	244,300

Total	$9,243,236	100%	32,124	100%	$287,700

		Percent		Percent
		of		of
		Total		Total	Average
	Housing	Housing	Homes	Homes	Selling
Years Ended November 30,	Revenues	Revenues	Delivered	Delivered	Price
	(in thousands)

2005
West Coast	$3,050,486	38%	6,624	21%	$460,500
Southwest	1,954,196	24	7,357	24	265,600
Central	1,554,863	19	9,866	32	157,600
Southeast	1,540,226	19	7,162	23	215,100

Total	$8,099,771	100%	31,009	100%	$261,200

West Coast — Housing revenues in our West Coast segment decreased 39% to $2.15 billion in 2007 from $3.53 billion in 2006 due to a 31% decrease in homes delivered and an 11% decrease in the average selling price. Homes delivered in this segment decreased to 4,957 in 2007 from 7,213 in 2006 primarily due to a 10% decrease in active communities. We have decreased our active communities to match reduced levels of demand in this segment compared to prior periods. The average selling price fell to $433,600 in 2007 from $489,500 in 2006 due to pricing pressure stemming from highly competitive conditions and weak demand. Our lower average selling price in 2007 also reflects our efforts to redesign and reengineer our products to improve their affordability, particularly in light of tighter mortgage financing requirements applicable to loans above conforming limits. The West Coast segment generated a pretax loss of $665.8 million in 2007, down from pretax income of $359.9 million in 2006. This decrease was principally due to charges of $716.4 million for inventory and joint venture impairments and the abandonment of land option contracts in 2007, and a lower housing gross margin stemming from lower sales prices and more frequent use of price concessions and sales incentives.

In 2006, West Coast segment housing revenues increased 16%, from $3.05 billion in 2005, due to a 9% increase in homes delivered and a 6% increase in the average selling price. We delivered 7,213 homes with an average selling price of $489,500 in 2006, up from 6,624 homes with an average selling price of $460,500 in 2005. Pretax income decreased to $359.9 million in 2006 from $681.3 million in 2005. As a percentage of total revenues, pretax income decreased to 10.2% in 2006 from 22.3% in 2005. This decrease was principally due to $213.1 million of inventory and joint venture impairment charges and land option contract abandonments in 2006, and a lower housing gross margin stemming from greater use of price concessions and sales incentives as a result of increasing competition.

Southwest — Housing revenues in the Southwest segment decreased 42% to $1.25 billion in 2007, from $2.15 billion in 2006, due to a 16% decrease in the average selling price, and a 31% decrease in homes delivered. The average selling price decreased to $258,500 in 2007 from $306,900 in 2006 due to pricing pressure stemming from a persistent oversupply of new and resale homes in certain markets within this segment coupled with declining demand. We delivered 4,855 homes in the Southwest segment in 2007, down from 7,011 homes in 2006 primarily due to a 24% decrease in active communities, principally in Las Vegas, reflecting our efforts to align our operations with relatively lower levels of demand. The Southwest segment generated a pretax loss of $287.3 million in 2007 compared to pretax income of $365.1 million in 2006. The decrease was primarily due to $385.4 million of inventory and joint venture impairment charges and land option contract abandonments in 2007, and a lower housing gross margin resulting from ongoing weakness in market conditions, greater competition, and the increased use of price concessions and sales incentives to stimulate sales.

In 2006, Southwest segment housing revenues increased 10% from $1.95 billion in 2005, due to a 16% increase in the average selling price, partly offset by a 5% decrease in homes delivered. We delivered 7,011 homes in this segment in 2006 at an average selling price of $306,900 compared to 7,357 homes delivered in 2005 at an average selling price of $265,600. Pretax income decreased to $365.1 million in 2006 from $513.8 million in 2005. As a percentage of total revenues, pretax income decreased to 16.7% in 2006 from 26.2% in 2005. The decrease was primarily due to a lower housing gross margin, reflecting moderating market conditions, greater competition, and the increased use of price concessions and sales incentives.

Central — Housing revenues in the Central segment of $1.06 billion in 2007 decreased 31% from $1.54 billion in 2006, reflecting a year-over-year decrease of 34% in homes delivered, partially offset by a 5% increase in the average selling price. In this segment, homes delivered decreased to 6,310 in 2007 from 9,613 in 2006 primarily due to a 26% decrease in active communities, principally in Texas and Indiana, due to our exiting smaller submarkets and realigning our operations with our reduced sales expectations in these states. The average selling price increased to $167,800 in 2007 from $159,800 in 2006 due to a change in product mix. This segment generated a pretax loss of $64.2 million in 2007, down from a pretax loss of $54.7 million in 2006. The 2007 loss included $38.9 million of inventory and joint venture impairment and land option contract abandonment charges.

In 2006, Central segment housing revenues were essentially flat with 2005, reflecting a 3% decrease in homes delivered offset by a slight increase in the average selling price. Homes delivered in this segment decreased to 9,613 in 2006 from 9,866 in 2005 while the average selling price increased to $159,800 in 2006 from $157,600 in 2005. This segment generated a pretax loss of $54.7 million in 2006, down from pretax income of $28.2 million in 2005 primarily due to $48.8 million of inventory impairments and land option contract abandonments in 2006 and a slightly lower housing gross margin.

Southeast — Housing revenues in the Southeast segment decreased 14% to $1.75 billion in 2007 from $2.02 billion in 2006 due to decreases of 8% in homes delivered and 6% in the average selling price. Homes delivered decreased to 7,621 in 2007 from 8,287 in 2006 reflecting the difficult conditions in many Southeast markets. The average selling price decreased to $229,400 in 2007 from $244,300 in 2006 as highly competitive conditions exerted downward pressure on home prices, primarily in Florida. The Southeast segment generated a pretax loss of $230.4 million in 2007, including charges of $269.6 million for inventory and joint venture impairments and the abandonment of land option contracts, compared to pretax income of $38.9 million in 2006. The Southeast segment impairment and abandonment charges were principally in Florida.

In 2006, Southeast segment housing revenues rose 31% to $2.02 billion from $1.54 billion in 2005 as a result of a 16% increase in homes delivered and a 14% increase in the average selling price. Homes delivered in this segment increased to 8,287 in 2006 from 7,162 in 2005, while the average selling price increased to $244,300 in 2006 from $215,100 in 2005. Pretax income decreased to $38.9 million in 2006 from $152.5 million in 2005. As a percentage of total revenues, pretax income decreased to 1.9% in 2006 from 9.8% in 2005 principally due to $129.9 million of inventory impairment charges and land option contract abandonments in 2006.

FINANCIAL SERVICES SEGMENT

Our financial services segment provides title and insurance services to our homebuyers and provided escrow coordination services until 2007, when we terminated our escrow coordination business. This segment also provides mortgage banking services to our homebuyers indirectly through Countrywide KB Home Loans. On September 1, 2005, we completed the sale of substantially all the mortgage banking assets of KBHMC to Countrywide and in a separate transaction established Countrywide KB Home Loans, a joint venture with Countrywide. Countrywide KB Home Loans began making loans to our homebuyers on September 1, 2005 and essentially replaced the mortgage banking operations of KBHMC, our wholly owned financial services subsidiary which had provided mortgage banking services to our homebuyers in the past. We and Countrywide each have a 50% ownership interest in the joint venture with Countrywide providing management oversight of the joint venture’s operations. Countrywide KB Home Loans is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.

The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Years Ended November 30,
	2007	2006	2005

Revenues	$15,935	$20,240	$31,368
Expenses	(4,796)	(5,923)	(20,400)
Equity in income of unconsolidated joint venture	22,697	19,219	230

Pretax income	$33,836	$33,536	$11,198

Total originations (a):
Loans	16,869	15,740	15,325
Principal	$3,934,336	$3,843,793	$2,789,818
Retention rate	72%	57%	48%
Loans sold to third parties (a):
Loans	16,909	15,613	12,045
Principal	$3,969,827	$3,787,597	$1,910,153

(a)	Includes combined Countrywide KB Home Loans and KBHMC results for 2005.

Revenues.  Our financial services operations generated revenues primarily from the following sources: interest income; title services; insurance commissions; escrow coordination fees; and sales of mortgage loans and servicing rights. Financial services revenues included interest income of $.2 million in 2007, $.2 million in 2006 and $8.2 million in 2005, which was earned primarily from first mortgages and mortgage-backed securities held for long-term investment as collateral. Interest income decreased in 2007 and 2006 mainly due to the wind-down of the mortgage banking operations of KBHMC. Financial services revenues also included revenues from title services, insurance commissions and escrow coordination fees of $15.7 million in 2007, $20.0 million in 2006, and $17.3 million in 2005. The decrease in financial services revenues in 2007 compared to 2006 was due to the lower number of homes delivered by our homebuilding operations and the termination of our escrow coordination business in 2007. The increases in revenues related to these services in 2006 correlated with the increase in the number of homes delivered from our homebuilding operations. Financial services revenues included mortgage and servicing rights income of $5.9 million in 2005. Due to the sale of KBHMC’s mortgage banking operations in the fourth quarter of 2005, the financial services segment did not generate any mortgages and servicing rights income in 2006 or 2007.

Expenses.  Financial services expenses in 2007, 2006 and 2005 were comprised of interest expense, general and administrative expenses, and other income and expense items. Interest expense decreased to a nominal amount in 2007 and 2006 from $5.2 million in 2005 due to the wind-down of KBHMC’s mortgage banking operations in late 2005. General and administrative expenses totaled $4.8 million in 2007, $5.9 million in 2006 and $22.0 million in 2005. The decrease in general and administrative expenses in 2007 was primarily due to the termination of our escrow coordination business in 2007. In 2006, the decrease in general and administrative expenses was primarily due to the wind-down of KBHMC’s mortgage banking operations in the fourth quarter of 2005 and the change in the mortgage banking operations of KBHMC to an unconsolidated joint venture structure. In 2005, financial services expenses included other items aggregating to income of $6.8 million. These other items included a $26.6 million gain recorded in connection with the sale of assets to Countrywide. The gain represented the cash received over the sum of the book value of the assets sold and certain nominal costs associated with the disposal. In addition, financial services expenses in 2005 included $19.8 million of expenses accrued for various regulatory and other contingencies.

Equity in income of unconsolidated joint venture.  The equity in income of unconsolidated joint venture of $22.7 million in 2007, $19.2 million in 2006 and $.2 million in 2005 relates to our 50% interest in the Countrywide KB Home Loans joint venture. The increase in unconsolidated joint venture income in 2007 compared to 2006 reflected a 7% increase in the number of loans originated by the Countrywide KB Home Loans joint venture, reflecting a higher retention rate (the percentage of our homebuyers using Countrywide KB Home Loans as their loan originator). The overall retention rate increase during 2007 reflected the continuing maturation of the joint venture, which began in late 2005. In 2006, the increase in unconsolidated joint venture income reflected the joint venture’s first full year of operation.

INCOME TAXES

We recognized an income tax benefit from continuing operations of $46.0 million in 2007 and income tax expense from continuing operations of $178.9 million in 2006 and $447.0 million in 2005. These amounts represent an effective tax rate on the pretax loss from continuing operations for 2007 of 3% and effective tax rates on pretax income from continuing operations of 31% for 2006 and 37% for 2005. The decrease in our effective tax rate in 2007 from 2006 was primarily due to a non-cash valuation allowance recorded as a reserve against deferred tax assets. Excluding the impact of the valuation allowance, our effective tax rate for 2007 would have been 38%. The decrease in our effective tax rate in 2006 from 2005 was primarily due to the release of excess state tax accruals, tax benefits from the manufacturing deduction created by the American Jobs Creation Act of 2004, and a reduction in the disallowance of stock-based compensation deductions and related expenses, partially offset by a reduction in available tax credits and a 25% phase-out of these credits.

We generated significant deferred tax assets in 2007 largely due to the inventory impairments we incurred during the year. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS No. 109, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of the continued downturn in the housing market and the uncertainty as to its length and magnitude, we anticipate being in a three-year cumulative loss position during fiscal year 2008. According to SFAS No. 109, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and also generally precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the fourth quarter of 2007, we recorded a valuation allowance totaling approximately $522.9 million against our deferred tax assets. The valuation allowance was reflected as a non-cash charge of $514.2 million to income tax expense and $8.7 million to accumulated other comprehensive loss (as a result of an adjustment made in accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132(R)” (“SFAS No. 158”)). The deferred tax assets, for which there is no valuation allowance, relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carrybacks to the 2006 and 2007 years. The majority of the tax benefits associated with our deferred tax assets can be carried forward for 20 years. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the related deferred tax assets, we expect our effective tax rate to decrease as the valuation allowance is reversed.

During 2007, 2006 and 2005, we made investments that resulted in benefits in the form of synthetic fuel tax credits. During 2005, a small portion of these tax credits were forfeited as part of an Internal Revenue Service (“IRS”) settlement. Additionally, these tax credits are subject to a phase-out provision that gradually reduces the tax credits if the annual average price of domestic crude oil increases to a stated phase-out range. We currently estimate the phase-out percentage for 2007 to be 65%. In 2006, there was a 25% reduction in tax credits and in 2005 there was no reduction in tax credits.

DISCONTINUED OPERATIONS

Discontinued operations are comprised solely of our French operations, which were sold on July 10, 2007. We sold our 49% equity interest in KBSA for total gross proceeds of $807.2 million, and a pretax gain of $706.7 million ($438.1 million, net of income taxes) was recognized in the third quarter of 2007 related to the transaction. The sale was made pursuant to a share purchase agreement dated May 22, 2007 (the “Share Purchase Agreement”), among us, Financière Gaillon 8 SAS (the “Purchaser”), an affiliate of PAI partners, a European private equity firm, and three of our wholly owned subsidiaries: Kaufman and Broad Development Group, International Mortgage Acceptance Corporation, and Kaufman and Broad International, Inc. (collectively, the “Selling Subsidiaries”). Under the Share Purchase Agreement, the Purchaser agreed to acquire our 49% equity interest (representing 10,921,954 shares held collectively by the Selling Subsidiaries) at a price of 55.00 euros per share. The purchase price consisted of 50.17 euros per share paid by the Purchaser in cash, and a cash dividend of 4.83 euros per share paid by KBSA.

In 2007, income from discontinued operations, net of income taxes, totaled $485.4 million, or $6.29 per diluted share, including the gain realized on the sale of these operations. Income from discontinued operations, net of income taxes, totaled $89.4 million, or $1.08 per diluted share, in 2006 and $69.2 million, or $.78 per diluted share, in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Overview.  We historically have funded our homebuilding and financial services operations with internally generated cash flows and external sources of debt and equity financing. We also have the Credit Facility under which we may borrow funds from time to time as needed.

In light of the deteriorating market conditions in 2007, we took several decisive actions during the year to generate cash flow, reduce debt levels and strengthen our balance sheet. These actions included reducing inventory and community counts, trimming our workforce, consolidating or exiting underperforming markets and selling our French operations. Due to the strategies we employed, we reduced our debt by $758.5 million and increased our cash balance by $625.2 million in 2007.

In 2007, we completed the early redemption of $650.0 million of debt. On July 27, 2007, we completed the redemption of all $250.0 million of our 9 1/2% senior subordinated notes due in 2011 at a price of 103.167% of the principal amount of the notes, plus accrued interest to the date of redemption. On July 31, 2007, we repaid in full our $400 Million Term Loan, together with accrued interest to the date of repayment. The $400 Million Term Loan was scheduled to mature on April 11, 2011. We incurred a loss of $13.0 million associated with the early extinguishment of this debt, primarily due to a call premium on the senior subordinated notes and the write-off of unamortized debt issuance costs.

Our financial leverage, as measured by the ratio of debt to total capital, was 53.9% at the end of 2007 and 50.0% at the end of 2006. The year-over-year increase in this ratio reflected lower retained earnings in 2007 primarily due to substantial non-cash charges recorded during the year for the impairment of inventory, joint ventures and goodwill; the abandonment of land option contracts; and the valuation allowance recorded on certain deferred tax assets. Our ratio of net debt to net total capital at November 30, 2007 was 31.1%, representing an improvement of 12.1 percentage points from our 43.2% ratio at November 30, 2006. Net debt to net total capital is calculated by dividing mortgages and notes payable, net of homebuilding cash, by net total capital (mortgages and notes payable, net of homebuilding cash, plus stockholders’ equity). We believe the ratio of net debt to net total capital is useful in understanding the leverage employed in our operations and comparing us with others in the homebuilding industry.

Capital Resources.  External sources of financing for our homebuilding activities include our Credit Facility, third-party secured financings, and the public debt and equity markets. Substantial unused lines of credit remain available for our future use, if required, principally through our Credit Facility. Interest on the Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. At November 30, 2007, we had $296.8 million of outstanding letters of credit and no outstanding borrowings, leaving approximately $1.20 billion available for our future use under the Credit Facility. (This amount is based on the $1.50 billion aggregate commitment under the Credit Facility at November 30, 2007. On January 25, 2008, the Credit Facility was amended and the aggregate commitment was reduced to $1.30 billion as disclosed in Note 22. Subsequent Event in the Notes to Consolidated Financial Statements in this Form 10-K. If the $1.30 billion had been in effect at November 30, 2007, approximately $1.00 billion would have been available for our future use at that date.)

On August 17, 2007, we entered into a third amendment (the “Revolver Amendment”) to the Credit Facility. The Revolver Amendment allows for a reduction of the minimum interest coverage ratio (the “Coverage Ratio”) otherwise required under the Credit Facility for a period of up to nine consecutive quarters (the “Reduction Period”). The Coverage Ratio is the ratio of our consolidated EBITDA to consolidated interest expense (as defined under the Credit Facility). During the Reduction Period, the interest rates applied to borrowings and the unused line fee under the Credit Facility, and the maximum ratio of our consolidated total indebtedness to consolidated tangible net worth, are subject to adjustment. The Revolver Amendment also permits us to eliminate any minimum Coverage Ratio requirement during the Reduction Period, for a period of up to four quarters, if certain financial criteria are met, and makes permanent amendments to certain other provisions of the Credit Facility. Consenting lenders to the Revolver Amendment received a fee in connection with this amendment.

The Credit Facility, as amended, contains covenants that require us to stay within certain specified financial ratios. The non-cash charges associated with inventory and joint venture impairments, land option contract abandonments, goodwill impairment and the valuation allowance on deferred tax assets in 2007 negatively affected our ability to comply at November 30, 2007 with a covenant in the Credit Facility that requires us to maintain a certain consolidated tangible net worth. As a result, on January 7, 2008, we obtained a waiver of compliance under this covenant. To address our covenant compliance for future periods, we entered into a fourth amendment to the Credit Facility on January 25, 2008 that amended the minimum consolidated tangible net worth we are required to maintain.

Depending on available terms and our negotiating leverage related to specific market conditions, we also finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2007, we had outstanding seller-financed notes payable of $19.1 million secured primarily by the underlying property, which had a carrying value of $48.0 million.

Consolidated Cash Flows.  Operating, investing and financing activities provided net cash of $539.6 million in 2007 and $479.2 million in 2006. These activities used net cash of $66.0 million in 2005.

Operating Activities.   Continuing operations provided net operating cash of $896.9 million during 2007 and $480.2 million during 2006. The year-over-year change in operating cash flow primarily reflected a net decrease in inventories stemming from our curtailment of inventory investments in light of challenging housing market conditions and our diminished future sales expectations. Our sources of operating cash in 2007 included a net decrease in inventories of $779.9 million (excluding inventory impairments and land option contract abandonments, $4.1 million of inventories acquired through seller financing and a decrease of $409.5 million in consolidated inventories not owned), other operating sources of $17.4 million, and various non-cash items added to the loss from continuing operations. Partially offsetting the cash provided was a loss from continuing operations of $929.4 million and a decrease in accounts payable, accrued expenses and other liabilities of $340.6 million. Our French discontinued operations provided net cash from operating activities of $297.4 million in 2007.

In 2006, sources of operating cash from our continuing operations included earnings of $482.4 million, an increase in accounts payable, accrued expenses and other liabilities of $205.7 million, other operating sources of $7.2 million and various non-cash items deducted from net income. Our sources of operating cash in 2006 were partially offset by an increase in inventories of $356.3 million (excluding inventory impairments and land option contract abandonments, $128.7 million of inventories acquired through seller financing and a decrease of $18.1 million in consolidated inventories not owned) and an increase in receivables of $23.5 million. Our French discontinued operations provided net cash from operating activities of $229.5 million in 2006.

In 2005, uses of operating cash by our continuing operations included net investments in inventories of $1.81 billion (excluding inventory impairments and land option contract abandonments, $36.8 million of inventories acquired through seller financing and an increase of $120.7 million in consolidated inventories not owned). The cash used was partially offset by earnings of $823.7 million, an increase in accounts payable, accrued expenses and other liabilities of $697.5 million, a decrease in receivables of $50.1 million, other operating sources of $55.7 million and various non-cash items deducted from net income. Our French discontinued operations provided net cash from operating activities of $86.7 million in 2005.

Investing Activities.   Continuing operations provided net cash from investing activities of $498.9 million in 2007 and used $196.9 million in the year-earlier period. In 2007, $739.8 million was provided from the sale of our French discontinued operations, net of cash divested and $.7 million was provided from net sales of property and equipment. Partially offsetting the cash provided was $241.6 million used for investments in unconsolidated joint ventures. Our French discontinued operations used net cash for investing activities of $12.1 million in 2007.

In 2006, $237.8 million was used by continuing operations for investments in unconsolidated joint ventures and $17.6 million was used for net purchases of property and equipment. The cash used was partially offset by proceeds of $57.8 million from the sale of our investment in an unconsolidated joint venture and $.7 million from other investing activities. In 2006, our French discontinued operations used net cash of $4.5 million for investing activities.

In 2005, $117.6 million was used by continuing operations for investments in unconsolidated joint ventures and $22.1 million was used for net purchases of property and equipment. The cash used was partially offset by proceeds of $42.4 million from the sale of substantially all of the mortgage banking assets of KBHMC and $1.3 million provided from other investing activities. Our French discontinued operations used net cash of $1.9 million for investing activities in 2005.

Financing Activities.  Continuing operations used net cash of $835.0 million for financing activities in 2007 and provided net cash of $185.9 million for financing activities in 2006. In 2007, cash was used for the redemption of the $400 Million Term Loan, which was scheduled to mature on April 11, 2011, and $250.0 million of 9 1/2% senior subordinated notes due in 2011, net payments on short-term borrowings of $114.1 million, dividend payments of $77.2 million and repurchases of common stock of $6.9 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $12.3 million from the issuance of common stock under employee stock plans and $.9 million of excess tax benefit associated with the exercise of stock options. Our French discontinued operations used net cash of $306.5 million for financing activities in 2007.

In 2006, sources of cash from our continuing operations included proceeds from the $400 Million Term Loan, $298.5 million in total proceeds from the issuance of $300.0 million of 7 1/4% senior notes due 2018 (the “$300 Million 7 1/4% Senior Notes”), $65.1 million from the issuance of common stock under employee stock plans and $15.4 million of excess tax benefits associated with the exercise of stock options. Partially offsetting the sources of cash were $394.1 million used for repurchases of common stock, net payments of $120.7 million on short-term borrowings and dividend payments of $78.3 million. On December 8, 2005, our board of directors increased the annual cash dividend on our common stock to $1.00 per share from $.75 per share. In 2006, our French discontinued operations used net cash of $215.0 million for financing activities.

In 2005, financing activities provided $747.6 million in total proceeds from the issuance of $300.0 million of 5 7/8% senior notes due 2015 (the “$300 Million 5 7/8% Senior Notes”) and $450.0 million of 6 1/4% senior notes due 2015 (the “$450 Million Senior Notes”), and $101.8 million from the issuance of common stock under employee stock plans. Partially offsetting the cash provided were $417.7 million of net payments on short-term borrowings, $134.7 million used for repurchases of common stock and $61.6 million for cash dividend payments. On December 2, 2004, our board of directors increased the annual cash dividend on our common stock to $.75 per share from $.50 per share. Our French discontinued operations used net cash of $119.2 million for financing activities in 2005.

Shelf Registration Statement.  At November 30, 2007, $450.0 million of capacity remained available under our universal shelf registration statement filed with the SEC on November 12, 2004 (the “2004 Shelf Registration”).

Changes in Capital Structure.  At November 30, 2007, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in 2007.

We continually consider various options for the use of our cash, including internal capital investments, investments to grow our business and additional debt reductions. Based on our current capital position, we believe we have adequate resources and sufficient credit facilities to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business, both on a short- and long-term basis.

OFF-BALANCE SHEET ARRANGEMENTS

We conduct a portion of our land acquisition, development and other homebuilding activities through participation in unconsolidated joint ventures in which we hold less than a controlling interest. These unconsolidated joint ventures operate in certain markets where our consolidated homebuilding operations are located. Through unconsolidated joint ventures, we reduce and share our risk and also reduce the amount invested in land, while increasing our access to potential future homesites. The use of unconsolidated joint ventures also, in some instances, enables us to acquire land which we might not otherwise obtain or have access to on as favorable terms without the participation of a strategic partner. Our partners in these unconsolidated joint ventures are unrelated homebuilders, land developers and other real estate entities, or other commercial enterprises. While we view our participation in unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view them as essential to those activities.

We and/or our joint venture partners sometimes obtain certain options or enter into other arrangements to purchase portions of the land held by the unconsolidated joint ventures. These land option prices are generally negotiated prices that approximate fair value. We do not include in our income from unconsolidated joint ventures our pro rata share of unconsolidated joint venture earnings resulting from land sales to our homebuilding operations. We defer recognition of our share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint ventures.

Our investments in unconsolidated joint ventures totaled $297.0 million at November 30, 2007 and $381.2 million at November 30, 2006. These unconsolidated joint ventures had total assets of $2.51 billion at November 30, 2007 and $2.40 billion at November 30, 2006 and outstanding secured construction debt of approximately $1.54 billion at November 30, 2007 and $1.45 billion at November 30, 2006. In certain instances, we provide varying levels of guarantees on the debt of unconsolidated joint ventures. When we provide a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At November 30, 2007, we had payment guarantees related to the third-party debt of two of our unconsolidated joint ventures. One of these unconsolidated joint ventures had aggregate third-party debt of $320.4 million at November 30, 2007, of which each of the joint venture partners guaranteed its pro rata share. Our share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or $155.2 million. The other unconsolidated joint venture had total third-party debt of $6.2 million at November 30, 2007, of which each of the joint venture partners guaranteed its pro rata share. Our share of this guarantee was 50% or $3.1 million. Our pro rata share of limited maintenance guarantees of unconsolidated entity debt totaled $103.8 million at November 30, 2007. The limited maintenance guarantees apply only if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If we are required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture.

In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements allows us to reduce the risks associated with land ownership and development, reduce our financial commitments, including interest and other carrying costs, and minimize land inventories. Under such land option contracts, we will fund a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a variable interest entity (“VIE”).

In compliance with FASB Interpretation No. 46(R), we analyze our land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event, and have consolidated the fair value of certain VIEs from which we are purchasing land under option contracts. Although we do not have legal title to the optioned land, FASB Interpretation No. 46(R) requires us to consolidate the VIE if we are determined to be the primary beneficiary. The consolidation of these VIEs, where we were determined to be the primary beneficiary, increased our inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $19.0 million at November 30, 2007 and $215.4 million at November 30, 2006. The significant decrease in 2007 from the previous year resulted from our abandonment of certain land option contracts due to challenging market conditions in 2007 and exercising options to purchase land from VIEs that were previously consolidated. The liabilities related to our consolidation of VIEs from which we are purchasing land under option contracts represent the difference between the purchase price of optioned land not yet purchased and our cash deposits. Our cash deposits related to these land option contracts totaled $4.7 million at November 30, 2007 and $41.9 million at November 30, 2006. Creditors, if any, of these VIEs have no recourse against us. As of November 30, 2007, excluding consolidated VIEs, we had cash deposits totaling $54.6 million that were associated with land option contracts having an aggregate purchase price of $979.1 million.

We also evaluate land option contracts in accordance with Statement of Financial Accounting Standards No. 49, “Accounting for Product Financing Arrangements” (“SFAS No. 49”), and increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $221.1 million at November 30, 2007 and $434.2 million at November 30, 2006, as a result of our evaluations. The decrease in the 2007 amount compared to the previous year is due to the exercise of land option contracts and the abandonment of certain land option contracts.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our future cash requirements under contractual obligations as of November 30, 2007 (in thousands):

	Payments due by Period
	Total	2008	2009-2010	2011-2012	Thereafter

Contractual obligations:
Long-term debt	$2,161,794	$1,909	$515,504	$348,549	$1,295,832
Interest	815,262	144,688	243,996	179,554	247,024
Operating lease obligations	79,603	21,926	34,696	14,689	8,292

Total	$3,056,659	$168,523	$794,196	$542,792	$1,551,148

We are often required to obtain bonds and letters of credit in support of our obligations to various municipalities and other government agencies in connection with subdivision improvements such as roads, sewers and water. At November 30, 2007, we had approximately $1.08 billion of performance bonds and $296.8 million of letters of credit outstanding. At November 30, 2006, we had approximately $1.24 billion of performance bonds and $464.2 million of letters of credit outstanding. We do not believe that any currently outstanding bonds or letters of credit will be called. The expiration dates of letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. Performance bonds do not have stated expiration dates. Rather, we are released from the bonds as the contractual performance is completed.

We have, and require the majority of the subcontractors we use to have, general liability insurance (including construction defect coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary.

We record expenses and liabilities related to the costs to cover our self-insured and deductible amounts under our insurance policies and for any estimated costs of potential claims and lawsuits (including expected legal costs) in excess of our coverage limits or not covered by our policies, based on an analysis of our historical claims, which includes an estimate of construction defect claims incurred but not yet reported. We engage a third-party actuary that uses our historical claim data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the general liability. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

CRITICAL ACCOUNTING POLICIES

Listed below are accounting policies that we believe are critical because of the significance of the activity or because they require the use of significant judgment in their application.

Homebuilding Revenue Recognition.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K, revenues from housing and other real estate sales are recognized in accordance with Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate” (“SFAS No. 66”), when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

Inventories and Cost of Sales.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K, inventories are stated at cost, unless the carrying amount of the parcel or community is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with SFAS No. 144. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques. Due to uncertainties in the estimation process, it is possible that actual results could differ from those estimates. Our inventories typically do not consist of completed projects.

We rely on certain estimates to determine construction and land costs and resulting gross margins associated with revenues recognized. Our construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are generally allocated on a relative fair value basis to homes within a parcel or community. Land and land development costs include related interest and real estate taxes.

In determining a portion of the construction and land costs for each period, we rely on project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, labor or materials shortages, increases in costs that have not yet been committed, changes in governmental requirements, unforeseen environmental hazard discoveries or other unanticipated issues encountered during construction that fall outside the scope of contracts obtained. While the actual results for a particular construction project are accurately reported over time, variances between the budgeted and actual costs of a project could result in the understatement or overstatement of construction and land costs and homebuilding gross margins in a specific reporting period. To reduce the potential for such distortion, we have set forth procedures that collectively comprise a “critical accounting policy.” These procedures, which we have applied on a consistent basis, include updating, assessing and revising project budgets on a monthly basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most recent information available to estimate construction and land costs to be charged to expense. The variances between budgeted and actual amounts identified by us have historically not had a material impact on our consolidated results of operations. We believe that our policies provide for reasonably dependable estimates to be used in the calculation and reporting of construction and land costs.

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

Stock-Based Compensation.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K, effective December 1, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We provide compensation benefits by issuing stock options, restricted stock, phantom shares and stock appreciation rights (“SARs”). Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and develop the assumptions, including the expected term of the stock options, expected stock-price volatility and dividend yield, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. In addition, we estimated the fair value of certain restricted common stock that is subject to a market condition (“Performance Shares”) using a Monte Carlo simulation model. If actual results differ significantly from these estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted. Prior to December 1, 2005, we accounted for stock option grants under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB Opinion No. 25”) and related interpretations.

Goodwill.  As disclosed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K, we have recorded goodwill in connection with various acquisitions in prior years. In accordance with SFAS No. 142, we test goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding goodwill impairment could change and result in a material effect on our consolidated financial position or results of operations.

Income Taxes.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K, income taxes are accounted for in accordance with SFAS No. 109. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We evaluate our deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS No. 109, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations. Further discussion of the valuation allowance recorded in 2007 is included in Note 17. Income Taxes in the Notes to Consolidated Financial Statements in this Form 10-K.

SUBSEQUENT EVENT

On January 25, 2008, we entered into the fourth amendment to the Credit Facility. The fourth amendment amends the minimum consolidated tangible net worth we are required to maintain under the Credit Facility and reduces the aggregate commitment under the Credit Facility from $1.50 billion to $1.30 billion.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FASB Interpretation No. 48”). FASB Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FASB Interpretation No. 48 are effective for our first quarter ending February 29, 2008. We are in the process of evaluating the potential impact of adopting FASB Interpretation No. 48, but do not expect the interpretation to have a material impact on our consolidated financial position or results of operations.

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

In November 2006, the Emerging Issues Task Force (“EITF”) ratified EITF Issue No. 06-8, “Applicability of the Assessment of a Buyer’s Continuing Investment under SFAS No. 66 for Sales of Condominiums” (“EITF 06-8”). EITF 06-8 states that adequacy of the buyer’s investment under SFAS No. 66 should be assessed in determining whether to recognize profit under the percentage-of-completion method on the sale of individual units in a condominium project. EITF 06-8 could require that additional deposits be collected by developers of condominium projects that wish to recognize profit during the construction period under the percentage-of-completion method. EITF 06-8 is effective for fiscal years beginning after March 15, 2007. We are currently evaluating the potential impact of adopting EITF 06-8 on our consolidated financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure certain financial assets and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the potential impact of the adoption of SFAS No. 159; however, we do not expect it to have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) amends Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We are currently evaluating the potential impact of adopting SFAS No. 141(R) on our consolidated financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential impact of adopting SFAS No. 160 on our consolidated financial position and results of operations.

OUTLOOK

At November 30, 2007, we had 6,322 homes in backlog, a decrease of 40% from the 10,575 homes in backlog at November 30, 2006. Our backlog at November 30, 2007 represented future housing revenues of approximately $1.50 billion, down 47% from approximately $2.83 billion at November 30, 2006. The reduction in our backlog reflects several successive quarters of year-over-year decreases in net orders. In the fourth quarter of 2007, our homebuilding operations generated 2,574 net orders, down 32% from the 3,763 net orders generated in the final quarter of 2006. The year-over-year decline in our fourth quarter net orders was due, in part, to a 22% decrease in the number of active communities, consistent with our efforts to adjust our homebuilding operations to the market environment. Our fourth quarter 2007 cancellation rate of 58% was unchanged from the cancellation rate we experienced in the fourth quarter of 2006, but was higher than the 50% rate reported in the third quarter of 2007.

We expect the negative operational and financial pressures the homebuilding industry and our business experienced in 2007 to continue and possibly even intensify in 2008 as the housing market contraction, which gained momentum throughout 2007, looks to extend well into the year ahead. While affordability constraints and declining buyer confidence were key factors driving the downturn in the housing market in 2006, they were joined in 2007 by tighter credit standards and disrupted mortgage markets. These factors are causing many potential homebuyers to forgo or defer home purchases because they are unable to obtain adequate financing, are concerned that they cannot sell their existing home at a fair price or at a price that covers their existing mortgage, and/or are expecting home prices to fall further. This demand-side dynamic is a key reason there were in 2007, and there continues to be, a considerable number of new and existing homes available for sale in housing markets across the country. The oversupply of homes available for sale relative to demand created the extremely challenging conditions we experienced in 2007 and its persistence and depth suggest there will be little, if any, improvement in the near-term future.

As housing industry conditions became increasingly difficult in 2007, we continued to execute on a number of strategies that we adopted in 2006 to solidify our financial position and to reposition our business with the present market environment and our future expectations. We made strengthening our balance sheet one of our highest priorities during the year and focused on reducing our debt levels and generating cash through greater conversion of our backlog into revenue and strategically converting operating assets into cash, including the sale of our interest in our French operations. From our efforts in 2007, we enter 2008 with a cash balance of $1.33 billion, no borrowings outstanding under our Credit Facility and a debt balance that is $758.5 million lower than at the beginning of 2007. We believe our substantial cash position and reduced leverage provide us with an opportunity to strategically reload our land pipeline for higher margin deliveries in future periods.

We also reviewed our market positions, community counts and overhead requirements during the year, and curtailed our investments where it made financial or strategic sense to do so. Based in part on this review and the conversion of our backlog, we have reduced the number of lots we own or control by 65% since February 28, 2006 from approximately 186,000 to 66,000 at November 30, 2007. We also reduced our community counts in weaker markets, and exited certain underperforming markets altogether. We anticipate further reducing our active communities in 2008, which will likely have a negative impact on our year-over-year net order results compared to 2007.

In positioning our business for the future, we intensified our focus in 2007 on our core customer base — the first-time, first move-up and active adult homebuyer — and further refined our “Built to Order” operating disciplines. During 2007, we introduced newly designed, smaller, more affordable homes in our active communities at price points calibrated to median income levels to attract our core customers. We also reengineered our home designs to lower production costs and cycle times, while continuing to invest in our KB Home Studios to provide our customers with a customized choice/value proposition that we believe uniquely differentiates us from other builders in the marketplace.

Based on our efforts in 2007, we believe we are well positioned financially and strategically to navigate through the current housing market downturn and have set a foundation for future growth. However, we believe 2008 will be another tough year for the homebuilding industry and see no indication that housing markets struggling with a significant oversupply of homes available for sale are stabilizing. We believe the moderating sales activity and significant pricing and margin pressures that affected the homebuilding industry throughout 2007 will continue, and may deepen, until current new and resale home inventory levels are in better balance with demand, and it is not clear when this may occur. As a result, we do not expect our delivery volume and related revenues to improve in 2008, and we may need to take additional charges for inventory impairments in the future. In addition, our 2008, and possibly 2009, results may be negatively affected if there is a downturn in the general economy, a decrease in job growth and/or a decline in overall consumer confidence that further prolongs the recovery of the housing markets.

As we move ahead, we expect to continue our efforts from the past year to maintain a strong financial position, sharpen our focus on our core customer base and our “Built to Order” business model, and to align our cost structure and operations with market conditions. Longer term, we expect favorable demographics and continuing population growth in our served markets to drive demand for new homes, and believe that our operating approach and financial resources will allow us to capitalize on improvements in these housing markets as they occur.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this document, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts and stockholders during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial or operating performance (including future revenues, homes delivered, selling prices, expenses, expense ratios, margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of backlog (including amounts that we expect to realize upon delivery of homes included in backlog and the timing of those deliveries), potential future acquisitions and the impact of completed acquisitions, future share repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic and business conditions; material prices and availability; labor costs and availability; changes in interest rates; our debt level; declines in consumer confidence; increases in competition; weather conditions, significant natural disasters and other environmental factors; government regulations; the availability and cost of land in desirable areas; government investigations and shareholder lawsuits regarding our past stock option grant practices and the restatement of certain of our financial statements; other legal or regulatory proceedings or claims; conditions in the capital, credit (including consumer mortgage lending standards) and homebuilding markets; and the other risks discussed above in Item 1A. Risk Factors.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We primarily enter into debt obligations to support general corporate purposes, including the operations of our subsidiaries. We are subject to interest rate risk on our senior and senior subordinated notes. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair market value of our long-term debt obligations as of November 30, 2007 (dollars in thousands):

								Fair Value at
	Years Ended November 30,							November 30,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Long-term debt (a)
Fixed Rate	$—	$200,000	$298,273	$348,549	$—	$1,295,832	$2,142,654	$1,921,042
Weighted Average Interest Rate	—%	8.6%	7.8%	6.4%	—%	6.3%
(a) Includes senior subordinated and senior notes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KB HOME
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Number

Consolidated Statements of Operations for the Years Ended November 30, 2007, 2006 and 2005	48
Consolidated Balance Sheets as of November 30, 2007 and 2006	49
Consolidated Statements of Stockholders’ Equity for the Years Ended November 30, 2007, 2006 and 2005	50
Consolidated Statements of Cash Flows for the Years Ended November 30, 2007, 2006 and 2005	51
Notes to Consolidated Financial Statements	52-85
Reports of Independent Registered Public Accounting Firm	86-87

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2007	2006	2005

Total revenues	$6,416,526	$9,380,083	$8,154,681

Homebuilding:
Revenues	$6,400,591	$9,359,843	$8,123,313
Construction and land costs	(6,826,379)	(7,666,019)	(5,954,768)
Selling, general and administrative expenses	(824,621)	(1,123,508)	(979,610)
Goodwill impairment	(107,926)	—	—

Operating income (loss)	(1,358,335)	570,316	1,188,935
Interest income	28,636	5,503	3,529
Loss on early redemption/interest expense, net of amounts capitalized	(12,990)	(16,678)	(16,343)
Equity in income (loss) of unconsolidated joint ventures	(151,917)	(20,830)	14,215

Homebuilding pretax income (loss)	(1,494,606)	538,311	1,190,336

Financial services:
Revenues	15,935	20,240	31,368
Expenses	(4,796)	(5,923)	(20,400)
Equity in income of unconsolidated joint venture	22,697	19,219	230

Financial services pretax income	33,836	33,536	11,198

Income (loss) from continuing operations before income taxes	(1,460,770)	571,847	1,201,534
Income tax benefit (expense)	46,000	(178,900)	(447,000)

Income (loss) from continuing operations	(1,414,770)	392,947	754,534
Income from discontinued operations, net of income taxes	47,252	89,404	69,178
Gain on sale of discontinued operations, net of income taxes	438,104	—	—

Net income (loss)	$(929,414)	$482,351	$823,712

Basic earnings (loss) per share:
Continuing operations	$(18.33)	$4.99	$9.21
Discontinued operations	6.29	1.13	.85

Basic earnings (loss) per share	$(12.04)	$6.12	$10.06

Diluted earnings (loss) per share:
Continuing operations	$(18.33)	$4.74	$8.54
Discontinued operations	6.29	1.08	.78

Diluted earnings (loss) per share	$(12.04)	$5.82	$9.32

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2007	2006

Assets
Homebuilding:
Cash and cash equivalents	$1,325,255	$700,041
Receivables	295,739	224,077
Inventories	3,312,420	5,751,643
Investments in unconsolidated joint ventures	297,010	381,242
Deferred income taxes	222,458	430,806
Goodwill	67,970	177,333
Other assets	140,712	160,197

	5,661,564	7,825,339
Financial services	44,392	44,024
Assets of discontinued operations	—	1,394,375

Total assets	$5,705,956	$9,263,738

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$699,851	$626,243
Accrued expenses and other liabilities	975,828	1,600,617
Mortgages and notes payable	2,161,794	2,920,334

	3,837,473	5,147,194

Financial services	17,796	26,276
Liabilities of discontinued operations	—	1,167,520
Stockholders’ equity:
Preferred stock — $1.00 par value; authorized, 10,000,000 shares; none issued	—	—
Common stock — $1.00 par value; authorized, 290,000,000 shares at November 30, 2007 and 2006; 114,976,285 and 114,648,604 shares issued at November 30, 2007 and 2006, respectively	114,976	114,649
Paid-in capital	851,628	825,958
Retained earnings	1,968,881	2,975,465
Accumulated other comprehensive income (loss)	(22,923)	63,197
Grantor stock ownership trust, at cost: 12,203,282 and 12,345,182 shares at November 30, 2007 and 2006, respectively	(132,608)	(134,150)
Treasury stock, at cost: 25,451,107 and 25,274,482 shares at November 30, 2007 and 2006, respectively	(929,267)	(922,371)

Total stockholders’ equity	1,850,687	2,922,748

Total liabilities and stockholders’ equity	$5,705,956	$9,263,738

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2007, 2006 and 2005
	Number of Shares						Accumulated
		Grantor					Other		Grantor
		Stock					Comprehensive		Stock		Total
	Common	Ownership	Treasury	Common	Paid-in	Retained	Income	Deferred	Ownership	Treasury	Stockholders’
	Stock	Trust	Stock	Stock	Capital	Earnings	(Loss)	Compensation	Trust	Stock	Equity

Balance at November 30, 2004	110,273	(14,755)	(16,896)	$110,273	$610,333	$1,818,774	$59,968	$(6,046)	$(160,334)	$(393,578)	$2,039,390

Comprehensive income:
Net income	—	—	—	—	—	823,712	—	—	—	—	823,712
Foreign currency translation	—	—	—	—	—	—	(31,264)	—	—	—	(31,264)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	792,448
Dividends on common stock	—	—	—	—	—	(61,577)	—	—	—	—	(61,577)
Exercise of employee stock options	3,632	950	—	3,632	91,072	(1,301)	—	—	10,323	—	103,726
Restricted stock awards	—	149	—	—	7,940	—	—	(9,555)	1,615	—	—
Restricted stock amortization	—	—	—	—	—	—	—	1,996	—	—	1,996
Stock-based compensation	—	—	—	—	5,809	—	—	—	—	—	5,809
Grantor stock ownership trust	—	656	—	—	27,824	—	—	—	7,130	—	34,954
Treasury stock	—	—	(2,125)	—	—	—	—	—	—	(134,713)	(134,713)
French share transfer	—	—	—	—	—	(8,236)	—	—	—	—	(8,236)

Balance at November 30, 2005	113,905	(13,000)	(19,021)	113,905	742,978	2,571,372	28,704	(13,605)	(141,266)	(528,291)	2,773,797

Comprehensive income:
Net income	—	—	—	—	—	482,351	—	—	—	—	482,351
Foreign currency translation	—	—	—	—	—	—	34,493	—	—	—	34,493

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	516,844
Dividends on common stock	—	—	—	—	—	(78,258)	—	—	—	—	(78,258)
Exercise of employee stock options	744	—	—	744	34,723	—	—	—	—	—	35,467
Restricted stock awards	—	537	—	—	32,726	—	—	—	5,839	—	38,565
Restricted stock amortization	—	—	—	—	4,649	—	—	—	—	—	4,649
Stock-based compensation	—	—	—	—	19,358	—	—	—	—	—	19,358
Grantor stock ownership trust	—	118	—	—	5,129	—	—	—	1,277	—	6,406
Treasury stock	—	—	(6,253)	—	—	—	—	—	—	(394,080)	(394,080)
Reclass due to SFAS No. 123(R) implementation	—	—	—	—	(13,605)	—	—	13,605	—	—	—

Balance at November 30, 2006	114,649	(12,345)	(25,274)	114,649	825,958	2,975,465	63,197	—	(134,150)	(922,371)	2,922,748

Comprehensive loss:
Net loss	—	—	—	—	—	(929,414)	—	—	—	—	(929,414)
Foreign currency translation	—	—	—	—	—	—	(63,197)	—	—	—	(63,197)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(992,611)
Postretirement benefits adjustment	—	—	—	—	—	—	(22,923)	—	—	—	(22,923)
Dividends on common stock	—	—	—	—	—	(77,170)	—	—	—	—	(77,170)
Exercise of employee stock options	327	—	—	327	9,718	—	—	—	—	—	10,045
Restricted stock amortization	—	—	—	—	4,993	—	—	—	—	—	4,993
Stock-based compensation	—	—	—	—	9,354	—	—	—	—	—	9,354
Grantor stock ownership trust	—	142	—	—	1,605	—	—	—	1,542	—	3,147
Treasury stock	—	—	(177)	—	—	—	—	—	—	(6,896)	(6,896)

Balance at November 30, 2007	114,976	(12,203)	(25,451)	$114,976	$851,628	$1,968,881	$(22,923)	$—	$(132,608)	$(929,267)	$1,850,687

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(929,414)	$482,351	$823,712
Income from discontinued operations, net of income taxes	(47,252)	(89,404)	(69,178)
Gain on sale of discontinued operations, net of income taxes	(438,104)	—	—
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in (income) loss of unconsolidated joint ventures	129,220	1,611	(14,445)
Distributions of earnings from unconsolidated joint ventures	42,356	13,553	11,973
Gain on sale of investment in unconsolidated joint venture	—	(27,612)	—
Gain on sale of mortgage banking assets	—	—	(26,647)
Amortization of discounts and issuance costs	2,478	2,441	1,550
Depreciation and amortization	17,274	18,091	17,546
Provision for deferred income taxes	208,348	(189,047)	3,150
Excess tax benefit associated with exercise of stock options	(882)	(15,384)	—
Stock option income tax benefits	—	—	36,930
Stock-based compensation expense	9,354	19,358	5,809
Inventory and joint venture impairments and land option contract abandonments	1,410,345	431,239	42,922
Goodwill impairment	107,926	—	—
Changes in assets and liabilities:
Receivables	(71,406)	(23,529)	50,146
Inventories	779,875	(356,342)	(1,807,593)
Accounts payable, accrued expenses and other liabilities	(340,630)	205,707	697,484
Other, net	17,409	7,182	55,679

Net cash provided (used) by operating activities — continuing operations	896,897	480,215	(170,962)
Net cash provided by operating activities — discontinued operations	297,397	229,505	86,715

Net cash provided (used) by operating activities	1,194,294	709,720	(84,247)

Cash flows from investing activities:
Sale of discontinued operations, net of cash divested	739,764	—	—
Sale of investment in unconsolidated joint venture	—	57,767	—
Sale of mortgage banking assets	—	—	42,396
Investments in unconsolidated joint ventures	(241,551)	(237,786)	(117,633)
Purchases of property and equipment, net	685	(17,638)	(22,059)
Other, net	—	772	1,260

Net cash provided (used) by investing activities — continuing operations	498,898	(196,885)	(96,036)
Net cash used by investing activities — discontinued operations	(12,112)	(4,477)	(1,938)

Net cash provided (used) by investing activities	486,786	(201,362)	(97,974)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	—	(84,100)	(378,529)
Proceeds from (redemption of) term loan	(400,000)	400,000	—
Redemption of senior subordinated notes	(250,000)	—	—
Proceeds from issuance of senior notes	—	298,458	747,591
Payments on mortgages, land contracts and other loans	(114,119)	(36,595)	(39,119)
Issuance of common stock under employee stock plans	12,310	65,052	101,749
Excess tax benefit associated with exercise of stock options	882	15,384	—
Payments of cash dividends	(77,170)	(78,258)	(61,577)
Repurchases of common stock	(6,896)	(394,080)	(134,713)

Net cash provided (used) by financing activities — continuing operations	(834,993)	185,861	235,402
Net cash used by financing activities — discontinued operations	(306,527)	(215,010)	(119,213)

Net cash provided (used) by financing activities	(1,141,520)	(29,149)	116,189

Net increase (decrease) in cash and cash equivalents	539,560	479,209	(66,032)
Cash and cash equivalents at beginning of year	804,182	324,973	391,005

Cash and cash equivalents at end of year	$1,343,742	$804,182	$324,973

See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Operations.  KB Home is a builder of single-family homes, townhomes and condominiums. The Company operates in Arizona, California, Colorado, Florida, Georgia, Illinois, Maryland, Nevada, New Mexico, North Carolina, South Carolina, Texas and Virginia. The Company also offers mortgage services through Countrywide KB Home Loans, a joint venture with Countrywide. Countrywide KB Home Loans, which is accounted for as an unconsolidated joint venture within the Company’s financial services reporting segment, began offering loans to the Company’s homebuyers on September 1, 2005. Through its financial services subsidiary, KBHMC, the Company provides title and insurance services to its homebuyers. The Company previously offered mortgage banking services directly through KBHMC until September 1, 2005 when substantially all of KBHMC’s mortgage banking assets were sold to Countrywide.

Basis of Presentation.  The consolidated financial statements include the accounts of the Company and all significant subsidiaries and joint ventures in which a controlling interest is held, as well as certain VIEs required to be consolidated pursuant to FASB Interpretation No. 46(R). All intercompany transactions have been eliminated. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for using the equity method.

In July 2007, the Company sold its 49% equity interest in its publicly traded French subsidiary, KBSA. Therefore, for the years ended November 30, 2007, 2006 and 2005, the French operations have been presented as discontinued operations in the consolidated financial statements.

Use of Estimates.  The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

Cash and Cash Equivalents.  The Company considers all highly liquid debt instruments and other short-term investments, purchased with a maturity of three months or less, to be cash equivalents. The Company’s cash equivalents totaled $1.11 billion at November 30, 2007 and $371.0 million at November 30, 2006.

Goodwill.  The Company has recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, the Company tests goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company evaluates goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment.

Property and Equipment and Depreciation.  Property and equipment are recorded at cost and are depreciated over their estimated useful lives, which generally range from two to 10 years, using the straight-line method. Repair and maintenance costs are charged to earnings as incurred. Property and equipment are included in other assets on the consolidated balance sheets and totaled $32.7 million, net of accumulated depreciation of $61.3 million, at November 30, 2007 and $50.7 million, net of accumulated depreciation of $55.2 million, at November 30, 2006. Depreciation expense totaled $17.3 million in 2007, $17.2 million in 2006, and $17.4 million in 2005.

Foreign Currency Translation.  Results of operations for KBSA were translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities were translated using the exchange rates in effect at the balance sheet date. Resulting translation adjustments were recorded in stockholders’ equity as foreign currency translation adjustments. Cumulative translation adjustments of $63.2 million related to the Company’s French operations were recognized in 2007 in connection with the sale of those operations.

Homebuilding Operations.  Revenues from housing and other real estate sales are recognized in accordance with SFAS No. 66 when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are generally allocated on a relative fair value basis to homes within a parcel or community. Land and land development costs include related interest and real estate taxes.

Inventories are stated at cost unless the carrying amount of the parcel or community is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with SFAS No. 144. SFAS No. 144 requires that real estate assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses, and other factors. If real estate assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques.

Financial Services Operations.  Revenues are generated primarily from the following sources: interest income; title services; and insurance commissions. Interest income is accrued as earned. Title services revenues are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously at the time each home is closed. Insurance commissions are recognized when policies are issued. The financial services segment also generated revenues from escrow coordination services until the escrow coordination business was terminated in 2007. Escrow coordination fees were recognized at the time the home was closed.

Prior to September 1, 2005, the Company also directly generated revenues from loan originations and sales of mortgage loans and servicing rights through KBHMC. Since September 1, 2005, these mortgage banking activities have been performed by Countrywide KB Home Loans, an unconsolidated joint venture.

Stock-Based Compensation.  Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company provides compensation benefits by issuing stock options, restricted stock, phantom shares and SARs. Prior to December 1, 2005, the Company accounted for its stock option grants under the recognition and measurement provisions of APB Opinion No. 25 and related interpretations.

The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under that transition method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model. In addition, SFAS No. 123(R) requires the tax benefit resulting from tax deductions in excess of the compensation expense recognized for those options to be reported in the statement of cash flows as an operating cash outflow and a financing cash inflow rather than as an operating cash inflow as previously reported.

SFAS No. 123(R) requires disclosure of pro forma financial information for periods prior to adoption. The following table sets forth the effect on net income and earnings per share as if the fair value recognition provisions of SFAS

No. 123(R) had been applied to all outstanding and unvested awards in the year ended November 30, 2005 (in thousands, except per share amounts):

Net income, as reported	$823,712
Add: Stock-based compensation expense included in net income, net of related tax effects	4,309
Deduct: Stock-based compensation expense determined using the fair value method, net of related tax effects	(19,462)

Pro forma net income	$808,559

Earnings per share:
Basic — as reported	$10.06
Basic — pro forma	9.87
Diluted — as reported	9.32
Diluted — pro forma	9.21

Advertising Costs.  The Company expenses advertising costs as incurred. The Company incurred advertising costs of $68.0 million in 2007, $107.0 million in 2006 and $78.6 million in 2005.

Insurance.  The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. The Company records expenses and liabilities for self-insured and deductible amounts, based on an analysis of its historical claims, which includes an estimate of claims incurred but not yet reported. The Company self-insures a portion of its overall risk through a captive insurance subsidiary.

Income Taxes.  Income taxes are accounted for in accordance with SFAS No. 109. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS No. 109, the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company’s consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.

Other Comprehensive Income (Loss).  The accumulated balance of other comprehensive loss in the consolidated balance sheet as of November 30, 2007 is comprised solely of an adjustment of $22.9 million recorded directly to accumulated other comprehensive loss at the end of 2007 to initially apply SFAS No. 158, which requires an employer to recognize the funded status of a defined postretirement benefit plan as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss). The accumulated balance of other comprehensive income in the consolidated balance sheet as of November 30, 2006 is comprised solely of cumulative foreign currency translation adjustments of $63.2 million related to the Company’s French operations, which were sold in 2007.

Earnings (Loss) Per Share.  Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average number of shares outstanding including all potentially dilutive shares issuable under outstanding stock options. All outstanding stock options were excluded from the diluted earnings (loss) per share calculations for the year ended November 30, 2007 because they were antidilutive due to the loss from continuing operations. For the years ended November 30, 2006 and 2005, options to purchase 597,100 shares and 5,700 shares, respectively, were excluded from the computations of diluted earnings per share because the exercise price was greater than the average market price of the common stock and their effect would have been antidilutive. The following table presents a reconciliation of average shares outstanding (in thousands):

	Years Ended November 30,
	2007	2006	2005

Basic average shares outstanding	77,172	78,829	81,888
Net effect of stock options assumed to be exercised	—	4,027	6,537

Diluted average shares outstanding	77,172	82,856	88,425

Recent Accounting Pronouncements.  In July 2006, the FASB issued FASB Interpretation No. 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FASB Interpretation No. 48 are effective for the Company’s first quarter ending February 29, 2008. The Company is in the process of evaluating the potential impact of adopting FASB Interpretation No. 48, but does not expect the interpretation to have a material impact on its consolidated financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure certain financial assets and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact of the adoption of SFAS No. 159; however, it is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), which amends SFAS No. 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting SFAS No. 141(R) on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 160 on its consolidated financial position and results of operations.

Reclassifications.  Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2007 presentation.

Note 2.	Segment Information

As of November 30, 2007, the Company has identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The homebuilding reporting segments have operations in the following states:

West Coast: California
Southwest: Arizona, Nevada and New Mexico
Central: Colorado, Illinois and Texas
Southeast: Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia

The Company’s homebuilding reporting segments are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to first-time, first move-up and active adult buyers.

The Company’s homebuilding reporting segments were identified based primarily on similarities in economic and geographic characteristics, as well as similar product type, regulatory environments, methods used to sell and construct homes and land acquisition characteristics. The Company evaluates segment performance primarily based on segment pretax income.

The Company’s financial services reporting segment provides mortgage banking, title and insurance services to the Company’s homebuyers. This segment also provided escrow coordination services to the Company’s homebuyers until the escrow coordination business was terminated in 2007. Mortgage banking services were provided directly by KBHMC prior to September 1, 2005. From and after that date, mortgage banking services have been provided through Countrywide KB Home Loans. The Company’s financial services segment operates in the same markets as the Company’s homebuilding reporting segments.

The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements as described in Note 1. Summary of Significant Accounting Policies. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Years Ended November 30,
	2007	2006	2005
Revenues:
West Coast	$2,203,303	$3,531,279	$3,050,486
Southwest	1,349,570	2,183,830	1,964,483
Central	1,077,304	1,553,309	1,559,067
Southeast	1,770,414	2,091,425	1,549,277

Total homebuilding revenues	6,400,591	9,359,843	8,123,313
Financial services	15,935	20,240	31,368

Total revenues	$6,416,526	$9,380,083	$8,154,681

Income (loss) from continuing operations before income taxes:
West Coast	$(665,845)	$359,864	$681,303
Southwest	(287,339)	365,098	513,846
Central	(64,210)	(54,749)	28,152
Southeast	(230,420)	38,933	152,508
Corporate and other (a)	(246,792)	(170,835)	(185,473)

Total homebuilding income (loss) from continuing operations before income taxes	(1,494,606)	538,311	1,190,336
Financial services	33,836	33,536	11,198

Total income (loss) from continuing operations before income taxes	$(1,460,770)	$571,847	$1,201,534

	Years Ended November 30,
	2007	2006	2005
Interest cost:
West Coast	$63,902	$20,160	$16,970
Southwest	45,827	49,622	27,912
Central	21,184	37,518	41,046
Southeast	44,364	31,850	14,150
Corporate and other	9,209	20,777	17,236

Total (b)	$184,486	$159,927	$117,314

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(64,886)	$(25,732)	$13,287
Southwest	(15,734)	(26)	112
Central	(6,916)	(3,829)	(2)
Southeast	(64,381)	(12,290)	(319)
Corporate and other	—	21,047	1,137

Total	$(151,917)	$(20,830)	$14,215

Inventory impairments:
West Coast	$631,399	$113,022	$—
Southwest	337,889	17,343	—
Central	24,662	30,592	23,743
Southeast	116,023	67,808	2,981

Total	$1,109,973	$228,765	$26,724

Inventory abandonments:
West Coast	$28,011	$65,740	$6,083
Southwest	16,479	22,069	1,521
Central	9,783	18,198	4,026
Southeast	89,736	37,865	4,568

Total	$144,009	$143,872	$16,198

Joint venture impairments:
West Coast	$57,030	$34,401	$——
Southwest	31,049	—	—
Central	4,483	—	—
Southeast	63,801	24,201	—

Total	$156,363	$58,602	$—

(a)	Corporate and other includes corporate general and administrative expenses and goodwill impairment.

(b)	Interest cost includes interest amortized in construction and land costs, interest expense, and, in 2007, the loss on early redemption of debt. Interest included in construction and land costs totaled $171.5 million in 2007, $143.2 million in 2006 and $101.0 million in 2005. The loss on early redemption of debt in 2007 totaled $13.0 million. Interest expense totaled $0 million in 2007, $16.7 million in 2006 and $16.3 million in 2005.

	November 30,
	2007	2006
Assets:
West Coast	$1,542,948	$2,910,764
Southwest	887,361	1,324,239
Central	643,599	879,134
Southeast	845,679	1,504,333
Corporate and other	1,741,977	1,206,869

Total homebuilding assets	5,661,564	7,825,339
Financial services	44,392	44,024
Discontinued operations	—	1,394,375

Total assets	$5,705,956	$9,263,738

Investments in unconsolidated joint ventures:
West Coast	$63,450	$48,013
Southwest	134,082	174,168
Central	7,230	14,344
Southeast	92,248	144,717

Total	$297,010	$381,242

Note 3.  Financial Services

Financial information related to the Company’s financial services segment is as follows (in thousands):

	Years Ended November 30,
	2007	2006	2005

Revenues
Interest income	$158	$230	$8,167
Title services	5,977	7,205	6,053
Insurance commissions	9,193	9,410	8,256
Escrow coordination fees	607	3,395	3,037
Mortgage and servicing rights income	—	—	5,855

Total	15,935	20,240	31,368
Expenses
Interest	—	(49)	(5,164)
General and administrative	(4,796)	(5,874)	(22,077)
Other, net	—	—	6,841

Operating income	11,139	14,317	10,968
Equity in income of unconsolidated joint venture	22,697	19,219	230

Pretax income	$33,836	$33,536	$11,198

	November 30,
	2007	2006

Assets
Cash and cash equivalents	$18,487	$15,417
Receivables	2,655	2,911
Investment in unconsolidated joint venture	23,140	25,296
Other assets	110	400

Total assets	$44,392	$44,024

Liabilities
Accounts payable and accrued expenses	$17,796	$26,276

Total liabilities	$17,796	$26,276

On September 1, 2005, the Company completed the sale of substantially all the mortgage banking assets of KBHMC to Countrywide and in a separate transaction established a joint venture, Countrywide KB Home Loans. In the first transaction, the Company received $42.4 million of cash as full consideration for the assets sold. The Company recognized a gain of $26.6 million on the sale, which represented the cash received over the sum of the book value of the assets sold and certain nominal costs associated with the disposal. The gain is included in other financial services expenses of $6.8 million in 2005 along with $19.8 million of expenses accrued for various regulatory and other contingencies.

In the second transaction, the Company contributed $15.0 million of cash for a 50% interest in the Countrywide KB Home Loans joint venture. The Countrywide KB Home Loans joint venture replaced the mortgage banking operations of KBHMC. Countrywide KB Home Loans makes loans to many of the Company’s homebuyers. The Company and Countrywide each have a 50% ownership interest in the joint venture with Countrywide providing management oversight of the joint venture’s operations. The results of operations of the financial services segment in 2005 reflect the wind-down of KBHMC’s mortgage banking operations, which were consolidated in the Company’s financial statements, and the commencement of operations of the Countrywide KB Home Loans joint venture, which is accounted for as an unconsolidated joint venture.

KBHMC may be required to repurchase an individual loan sold to an investor if the representations or warranties that it made in connection with the sale of the loan are breached, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor.

Note 4.	Receivables

Mortgages and notes receivable totaled $46.8 million at November 30, 2007 and $6.8 million at November 30, 2006. Mortgages receivable are primarily related to land sales. Interest rates on mortgages and notes receivable ranged from 5% to 8 1/4% at November 30, 2007. The interest rate on mortgages and notes receivable at November 30, 2006 was 5%. Principal amounts at November 30, 2007 are due during the following years: 2008 — $2.8 million; 2009 — $1.7 million; 2010 — $1.9 million; 2011 — $0; 2012 — $.4 million; and thereafter — $40.0 million. Other receivables of $248.9 million at November 30, 2007 and $217.3 million at November 30, 2006 included federal and state income taxes receivable, amounts due from municipalities and utility companies, and escrow deposits. Other receivables were net of allowances for doubtful accounts of $76.9 million in 2007 and $39.4 million in 2006.

Note 5.	Inventories

Inventories consisted of the following (in thousands):

	November 30,
	2007	2006

Homes, lots and improvements in production	$2,473,980	$3,834,969
Land under development	838,440	1,916,674

Total	$3,312,420	$5,751,643

Inventories include land and land development costs, direct construction costs, capitalized interest and real estate taxes. Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred.

Interest is capitalized to inventories while the related communities are being actively developed. Capitalized interest is amortized in construction and land costs as the related inventories are delivered to homebuyers. The Company’s interest costs are as follows (in thousands):

	Years Ended November 30,
	2007	2006	2005

Capitalized interest at beginning of year	$333,020	$255,195	$213,428
Interest incurred	199,550	237,752	159,081
Loss on early redemption/interest expensed	(12,990)	(16,678)	(16,343)
Interest amortized	(171,496)	(143,249)	(100,971)

Capitalized interest at end of year	$348,084	$333,020	$255,195

Note 6.	Inventory Impairments and Abandonments

The Company evaluates its inventory for recoverability in accordance with SFAS No. 144 whenever indicators of potential impairment exist. Impairment indicators are assessed separately for each parcel or community and include, but are not limited to: significant decreases in sales rates, average selling prices, home delivery volume or gross margins; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future housing or land sales. When an indicator of potential impairment is identified, the Company tests the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset.

Impaired assets are written down to fair value, which is primarily based on estimated future cash flows discounted for inherent risk associated with each asset. These cash flows are impacted by the Company’s expectations related to market supply and demand, including its estimates concerning average selling prices; sales incentives; and sales and cancellation rates. These cash flows also reflect the Company’s expected land development construction timelines and anticipated land development, construction, and overhead costs to be incurred. The Company’s estimates are specific to each community and may vary among communities. Generally, the assumptions used reflect the Company’s expectation that the challenging conditions in the homebuilding industry will continue in 2008. Due to the judgment and assumptions applied in the estimation process, it is possible that actual results could differ from those estimated.

Based on the results of its evaluations, the Company recognized non-cash inventory impairment charges of $1.11 billion in 2007, $228.7 million in 2006 and $26.7 million in 2005. The carrying value of inventories impacted by non-cash impairment charges totaled $1.35 billion at November 30, 2007 and $497.8 million at November 30, 2006.

When the Company determines that it no longer plans to exercise land option contracts due to market conditions and/or changes in market strategy, it writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. The Company recognized abandonment charges associated with land option contracts of $144.0 million in 2007, $143.9 million in 2006 and $16.2 million in 2005.

The inventory impairment charges and land option contract abandonment charges are included in construction and land costs in the Company’s consolidated statements of operations.

Note 7.	Consolidation of Variable Interest Entities

In December 2003, FASB Interpretation No. 46(R) was issued by the FASB to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to certain entities, VIEs, in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under FASB Interpretation No. 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and must consolidate the entity in its financial statements.

The Company enters into joint ventures from time to time for the purpose of conducting land acquisition, development and other homebuilding activities. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with FASB Interpretation No. 46(R) when they are entered into or upon a reconsideration event. All of the Company’s joint ventures at November 30, 2007 and 2006 were determined to be unconsolidated joint ventures because either they were not VIEs, or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.

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

In compliance with FASB Interpretation No. 46(R), the Company analyzes its land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event, and has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. Although the Company does not have legal title to the optioned land, FASB Interpretation No. 46(R) requires the Company to consolidate the VIE if it is determined to be the primary beneficiary. The consolidation of these VIEs where the Company was determined to be the primary beneficiary increased inventories, with a corresponding increase to accrued expenses and other liabilities, on the Company’s consolidated balance sheets by $19.0 million at November 30, 2007 and $215.4 million at November 30, 2006. The liabilities related to the Company’s consolidation of VIEs from which it is purchasing land under option contracts represent the difference between the purchase price of optioned land not yet purchased and the Company’s cash deposits. The Company’s cash deposits related to these land option contracts totaled $4.7 million at November 30, 2007 and $41.9 million at November 30, 2006. Creditors, if any, of these VIEs have no recourse against the Company. As of November 30, 2007, excluding consolidated VIEs, the Company had cash deposits totaling $54.6 million that were associated with land option contracts having an aggregate purchase price of $979.1 million.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits totaling $59.3 million at November 30, 2007 and $132.7 million at November 30, 2006. In addition, the Company posted letters of credit of $103.7 million at November 30, 2007 and $197.6 million at November 30, 2006 in lieu of cash deposits under certain option contracts.

The Company also evaluates land option contracts in accordance with SFAS No. 49 and increased inventories, with a corresponding increase to accrued expenses and other liabilities, on its consolidated balance sheets by $221.1 million at November 30, 2007 and $434.2 million at November 30, 2006, as a result of its evaluations.

Note 8.	Investments in Unconsolidated Joint Ventures

The Company conducts a portion of its land acquisition, development and other homebuilding activities through participation in unconsolidated joint ventures in which the Company holds less than a controlling interest. These unconsolidated joint ventures operate in certain markets where the Company’s consolidated homebuilding operations are located. Through unconsolidated joint ventures, the Company reduces and shares its risk and also reduces the amount invested in land, while increasing its access to potential future homesites. The use of unconsolidated joint ventures also, in some instances, enables the Company to acquire land which it may not otherwise obtain or access on as favorable terms without the participation of a strategic partner. The Company’s partners in these unconsolidated joint ventures are unrelated homebuilders, land developers and other real estate entities, or other commercial enterprises. The unconsolidated joint ventures follow U.S. generally accepted accounting principles. The Company shares in profits and losses of these unconsolidated joint ventures generally in accordance with its ownership interests.

The Company and/or its joint venture partners sometimes obtain certain options or enter into other arrangements to purchase portions of the land held by the unconsolidated joint ventures. These land option prices are generally negotiated prices that approximate fair value. The Company does not include in its income from unconsolidated joint ventures its pro rata share of unconsolidated joint venture earnings resulting from land sales to its homebuilding operations. The Company defers recognition of its share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint ventures. Combined condensed statement of operations information concerning the Company’s unconsolidated joint venture activities follows (in thousands):

	Years Ended November 30,
	2007	2006	2005

Revenues	$662,705	$167,536	$212,270
Construction and land costs	(670,133)	(189,507)	(172,002)
Other expenses, net	(44,126)	(26,598)	(5,548)

Income (loss)	$(51,554)	$(48,569)	$34,720

The Company’s equity in loss of unconsolidated joint ventures reflects non-cash impairment charges of $156.4 million in 2007, including $123.4 million of valuation adjustments related to the Company’s investments in certain unconsolidated joint ventures. In 2006, the Company’s equity in loss of unconsolidated joint ventures included non-cash impairment charges of $58.6 million associated with certain unconsolidated joint ventures and a gain of $27.6 million related to the sale of the Company’s ownership interest in an unconsolidated joint venture.

Combined condensed balance sheet information concerning the Company’s unconsolidated joint venture activities follows (in thousands):

	November 30,
	2007	2006

Assets
Cash	$51,249	$61,745
Receivables	234,265	6,704
Inventories	2,209,907	2,305,423
Other assets	15,513	23,100

Total assets	$2,510,934	$2,396,972

Liabilities and equity
Accounts payable and other liabilities	$68,217	$55,144
Mortgages and notes payable	1,540,931	1,450,369
Equity	901,786	891,459

Total liabilities and equity	$2,510,934	$2,396,972

The joint ventures finance land and inventory investments through a variety of borrowing arrangements. In certain instances, the Company provides varying levels of guarantees on the debt of unconsolidated joint ventures.

Note 9.	Goodwill

During the third quarter of 2007, the Company determined that it was necessary to evaluate goodwill for impairment in accordance with SFAS No. 142 due to the deteriorating conditions in certain housing markets, the significant inventory impairments the Company identified and recognized during the quarter in accordance with SFAS No. 144, and the decline in the market price of the Company’s common stock to a level below its per share book value. Based on the results of its evaluation, the Company recorded an impairment charge of $107.9 million in the third quarter of 2007 related to its Southwest reporting segment, where the goodwill previously recorded was determined to be impaired. The charge was recorded at the Company’s corporate level since all goodwill is carried at that level. The annual impairment test performed by the Company as of November 30, 2007 indicated no additional impairments. The impairment test performed by the Company as of November 30, 2006 indicated no goodwill impairment.

The Company’s goodwill evaluations utilized discounted cash flow analyses and market multiple analyses of historical and forecasted operating results of its reporting units. Inherent in the Company’s fair value determinations are certain judgments and estimates relating to future cash flows, current economic indicators and market valuations, and the Company’s strategic operational plans. A change in such assumptions may cause a change in the results of the analyses performed. In addition, to the extent significant changes occur in market conditions, overall economic conditions or the

Company’s strategic operational plans, it is possible that goodwill not currently impaired may become impaired in the future.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Years Ended November 30,
	2007	2006

Balance at beginning of year	$177,333	$182,062
Impairments	(107,926)	—
Other	(1,437)	(4,729)

Balance at end of year	$67,970	$177,333

The Company’s goodwill balance at November 30, 2007 was comprised of $24.6 million and $43.4 million related to the Central and Southeast segments, respectively. At November 30, 2006, goodwill consisted of $107.9 million, $25.0 million and $44.4 million related to the Southwest, Central and Southeast segments, respectively.

Note 10.	Mortgages and Notes Payable

Mortgages and notes payable consisted of the following (in thousands, interest rates are as of November 30):

	November 30,
	2007	2006

Mortgages and land contracts due to land sellers and other loans (4% to 10% in 2007 and 5% to 8% in 2006)	$19,140	$129,121
Term loan due 2011 (6 1/8% in 2006)	—	400,000
Senior subordinated notes due 2008 at 8 5/8%	200,000	200,000
Senior subordinated notes due 2010 at 7 3/4%	298,273	297,569
Senior subordinated notes due 2011 at 9 1/2%	—	250,000
Senior notes due 2011 at 6 3/8%	348,549	348,213
Senior notes due 2014 at 5 3/4%	249,102	248,984
Senior notes due 2015 at 5 7/8%	298,521	298,362
Senior notes due 2015 at 6 1/4%	449,612	449,573
Senior notes due 2018 at 7 1/4%	298,597	298,512

Total	$2,161,794	$2,920,334

The Company entered into the five-year Credit Facility with a consortium of lenders on November 22, 2005. Interest on the Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. At November 30, 2007 and 2006, the Company had no borrowings under the Credit Facility and there were $296.8 million and $464.2 million, respectively, in letters of credit outstanding.

On August 17, 2007, the Company entered into the Revolver Amendment to the Credit Facility. The Revolver Amendment allows for a reduction of the Coverage Ratio otherwise required under the Credit Facility for the Reduction Period. The Coverage Ratio is the ratio of the Company’s consolidated EBITDA to consolidated interest expense (as defined under the Credit Facility). During the Reduction Period, the interest rates applied to borrowings and the unused line fee under the Credit Facility, and the maximum ratio of the Company’s consolidated total indebtedness to consolidated tangible net worth, are subject to adjustment. The Revolver Amendment also permits the Company to eliminate any minimum Coverage Ratio requirement during the Reduction Period, for a period of up to four quarters, if certain financial criteria are met, and makes certain permanent amendments to certain other provisions of the Credit Facility. Consenting lenders to the Revolver Amendment received a fee in connection with this amendment.

In 2007, the Company completed the early redemption of $650.0 million of debt. On July 27, 2007, the Company redeemed all $250.0 million of its 9 1/2% senior subordinated notes due in 2011 at a price of 103.167% of the principal amount of the notes, plus accrued interest to the date of redemption. On July 31, 2007, the Company repaid in full the $400 Million Term Loan, together with accrued interest to the date of repayment. The $400 Million Term Loan was scheduled to mature on April 11, 2011. The Company incurred a loss of $13.0 million associated with the early extinguishment of debt, primarily due to a call premium on the senior subordinated notes and the write-off of unamortized debt issuance costs.

The weighted average annual interest rate on aggregate unsecured borrowings, excluding the senior subordinated and senior notes, was 6 1/8% at November 30, 2006. The Company had no unsecured borrowings, excluding the senior subordinated and senior notes, at November 30, 2007.

On December 14, 2001, pursuant to its universal shelf registration statement filed with the SEC on December 5, 1997 (the “1997 Shelf Registration”), the Company issued $200.0 million of 8 5/8% senior subordinated notes at 100% of the principal amount of the notes. The notes, which are due December 15, 2008, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The notes are not redeemable at the option of the Company. The Company used $175.0 million of the net proceeds from the issuance of the notes to redeem all of its then-outstanding $175.0 million 9 3/8% senior subordinated notes, which were due in 2003. The remaining net proceeds were used for general corporate purposes.

Pursuant to its universal shelf registration statement filed with the SEC on October 15, 2001 (as subsequently amended, the “2001 Shelf Registration”), on January 27, 2003, the Company issued $250.0 million of 7 3/4% senior subordinated notes at 98.444% of the principal amount of the notes and on February 7, 2003, the Company issued an additional $50.0 million of notes in the same series (collectively, the “$300 Million Senior Subordinated Notes”). The $300 Million Senior Subordinated Notes, which are due February 1, 2010, with interest payable semi-annually, represent unsecured obligations of the Company and are subordinated to all existing and future senior indebtedness of the Company. The $300 Million Senior Subordinated Notes were redeemable at the option of the Company at 103.875% of their principal amount beginning February 1, 2007 and are redeemable thereafter at prices declining annually to 100% on and after February 1, 2009. The Company used $129.0 million of the net proceeds from the issuance of the notes to redeem all of its then-outstanding $125.0 million 9 5/8% senior subordinated notes, which were due in 2006.

The Company issued $350.0 million of 6 3/8% senior notes due 2011 (the “$350 Million Senior Notes”) on June 30, 2004 at 99.3% of the principal amount of the notes in a private placement. The notes, which are due August 15, 2011, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $350 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by certain of the Company’s subsidiaries (“Guarantor Subsidiaries”) on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $350 Million Senior Notes to repay bank borrowings. On December 3, 2004, the Company exchanged all of the privately placed $350 Million Senior Notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.

On January 28, 2004, the Company issued $250.0 million of 5 3/4% senior notes due 2014 (the “$250 Million Senior Notes”) at 99.474% of the principal amount of the notes in a private placement. The notes, which are due February 1, 2014, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $250 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $250 Million Senior Notes to repay bank borrowings. On June 16, 2004, the Company exchanged all of the privately placed $250 Million Senior Notes for notes that are substantially identical except that the new notes are registered under the Securities Act of 1933.

On November 12, 2004, the Company filed the 2004 Shelf Registration with the SEC. The 2004 Shelf Registration, which provided the Company with a total public debt and equity issuance capacity of $1.50 billion, was declared effective on November 29, 2004. The Company’s previously outstanding 2001 Shelf Registration in the amount of $450.0 million was subsumed within the 2004 Shelf Registration. The 2004 Shelf Registration provides that securities may be offered from time to time in one or more series and in the form of senior, senior subordinated or subordinated debt, guarantees of debt securities, preferred stock, common stock, stock purchase contracts, stock purchase units, depositary shares and/or warrants to purchase such securities.

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

On April 3, 2006, pursuant to the 2004 Shelf Registration, the Company issued the $300 Million 7 1/4% Senior Notes. The notes, which are due June 15, 2018 with interest payable semi-annually, represent senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and are guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The $300 Million 7 1/4% Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. The Company used all of the proceeds from the $300 Million 7 1/4% Senior Notes to repay borrowings under its Credit Facility. At November 30, 2007, $450.0 million of capacity remained available under the 2004 Shelf Registration.

The senior and senior subordinated notes contain certain restrictive covenants that, among other things, limit the ability of the Company to incur additional indebtedness, pay dividends, make certain investments, create certain liens, engage in mergers, consolidations, or sales of assets, or engage in certain transactions with officers, directors and employees. Under the terms of the Credit Facility, the Company is required, among other things, to maintain certain financial statement ratios and a minimum net worth and is subject to limitations on acquisitions, inventories and indebtedness. Based on the terms of the Credit Facility, senior subordinated and senior notes, $283.2 million was available for payment of cash dividends or stock repurchases at November 30, 2007.

The non-cash charges associated with inventory and joint venture impairments, land option contract abandonments, goodwill impairment and the valuation allowance on deferred tax assets in 2007 negatively affected the Company’s ability to comply at November 30, 2007 with a covenant in the Credit Facility that requires the Company to maintain a certain consolidated tangible net worth. As a result, on January 7, 2008, the Company obtained a waiver of compliance under this covenant. To address its covenant compliance for future periods, the Company entered into a fourth amendment to its Credit Facility on January 25, 2008 that amended the minimum consolidated tangible net worth the Company is required to maintain.

Principal payments on senior subordinated and senior notes, mortgages, land contracts and other loans are due as follows: 2008 — $1.9 million; 2009 — $200.4 million; 2010 — $315.1 million; 2011 — $348.5 million; 2012 — $0; and thereafter — $1.30 billion.

Assets (primarily inventories) having a carrying value of approximately $48.0 million as of November 30, 2007 are pledged to collateralize mortgages, land contracts and other secured loans.

Note 11.	Fair Values of Financial Instruments

The estimated fair values of financial instruments have been determined based on available market information and appropriate valuation methodologies. However, judgment is required in interpreting market data to develop the estimates of fair value. In that regard, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The carrying values and estimated fair values of the Company’s financial instruments, except for those for which the carrying values approximate fair values, are summarized as follows (in thousands):

	November 30,
	2007		2006
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value

Financial liabilities
8 5/8% Senior subordinated notes	$200,000	$194,750	$200,000	$208,500
7 3/4% Senior subordinated notes	298,273	277,394	297,569	302,776
9 1/2% Senior subordinated notes	—	—	250,000	258,658
6 3/8% Senior notes	348,549	319,358	348,213	342,398
5 3/4% Senior notes	249,102	216,096	248,984	229,573
5 7/8% Senior notes	298,521	256,728	298,362	274,493
6 1/4% Senior notes	449,612	388,352	449,573	426,532
7 1/4% Senior notes	298,597	268,364	298,512	298,906

The Company used the following methods and assumptions in estimating fair values:

The fair values of the Company’s senior subordinated and senior notes are estimated based on quoted market prices.

The carrying amounts reported for cash and cash equivalents and the $400 Million Term Loan approximate fair values.

Note 12.	Commitments and Contingencies

Commitments and contingencies include the usual obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business.

The Company provides a limited warranty on all of its homes. The specific terms and conditions of warranties vary depending upon the market in which the Company does business. The Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home such as appliances. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities, which are included in accrued expenses and other liabilities in the consolidated balance sheets, and adjusts the amounts as necessary.

The changes in the Company’s warranty liability are as follows (in thousands):

	Years Ended November 30,
	2007	2006

Balance at beginning of year	$141,060	$122,503
Warranties issued	40,380	78,527
Payments and adjustments	(38,282)	(59,970)

Balance at end of year	$143,158	$141,060

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

The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. The Company records expenses and liabilities for self-insured and deductible amounts, based on an analysis of its historical claims, which includes an estimate of claims incurred but not yet reported. The Company self-insures a portion of its overall risk through a captive insurance subsidiary. The Company’s estimated liabilities for such items were $95.6 million at November 30, 2007 and $85.8 million at November 30, 2006, and are included in the consolidated balance sheets as accrued expenses and other liabilities.

The Company is often required to obtain bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with subdivision improvements such as roads, sewers and water. At November 30, 2007, the Company had approximately $1.08 billion of performance bonds and $296.8 million of letters of credit outstanding. At November 30, 2006, the Company had approximately $1.24 billion of performance bonds and $464.2 million of letters of credit outstanding. In the event any such bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the bond or letter of credit. However, the Company does not believe that any currently outstanding bonds or letters of credit will be called.

Borrowings outstanding and letters of credit issued under the Credit Facility are guaranteed by the Guarantor Subsidiaries.

In the ordinary course of business, the Company enters into land option contracts to procure land for the construction of homes. At November 30, 2007, the Company had total deposits of $163.0 million, comprised of cash deposits of $59.3 million, and letters of credit of $103.7 million, to purchase land with a total remaining purchase price of $998.1 million. The Company’s land option contracts generally do not contain provisions requiring its specific performance.

The Company conducts a portion of its land acquisition, development and other residential activities through unconsolidated joint ventures. These unconsolidated joint ventures had outstanding secured construction debt of approximately $1.54 billion at November 30, 2007 and $1.45 billion at November 30, 2006. In certain instances, the Company provides varying levels of guarantees on the debt of unconsolidated joint ventures. When the Company provides a guarantee, the unconsolidated joint venture generally receives more favorable terms from lenders than would otherwise be available to it. At November 30, 2007, the Company had payment guarantees related to the third-party debt of two of its unconsolidated joint ventures. One of these unconsolidated joint ventures had aggregate third-party debt of $320.4 million at November 30, 2007, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of the payment guarantee, which is triggered only in the event of bankruptcy of the joint venture, was 49% or $155.2 million. The other unconsolidated joint venture had total third-party debt of $6.2 million at November 30, 2007, of which each of the joint venture partners guaranteed its pro rata share. The Company’s share of this payment guarantee was 50% or $3.1 million. The Company’s pro rata share of limited maintenance guarantees of unconsolidated entity debt totaled $103.8 million at November 30, 2007. The limited maintenance guarantees only apply if the value of the collateral (generally land and improvements) is less than a specific percentage of the loan balance. If the Company is required to make a payment under a limited maintenance guarantee to bring the value of the collateral above the specified percentage of the loan balance, the payment would constitute a capital contribution and/or loan to the affected unconsolidated joint venture.

The Company leases certain property and equipment under noncancelable operating leases. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, the Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The future minimum rental payments under operating leases, which primarily consist of office leases having initial or remaining noncancelable lease terms in excess of one year are as follows: 2008 — $21.9 million; 2009 — $19.8 million; 2010 — $14.9 million; 2011 — $8.5 million; 2012 — $6.2 million; and thereafter — $8.3 million. Rental expense on these operating leases was $21.7 million in 2007, $22.8 million in 2006 and $18.7 million in 2005.

On November 12, 2006, the Company entered into a Tolling Agreement with its former Chairman and Chief Executive Officer in connection with the termination of his service with the Company. The Company and its former Chairman and Chief Executive Officer reserved all rights under his employment agreement and under any stock option, restricted stock, retirement and other benefit plans to which he was a party. The Company agreed to pay him the dollar value of all accrued and unpaid vacation benefits and sick pay based on his base salary and unreimbursed business expenses through the date of his departure. The Company retained and suspended the payment of any other compensation and benefits to him that may be payable under his employment agreement or the Company’s compensation programs in which he participated.

The Tolling Agreement provides that neither the Company nor its former Chairman and Chief Executive Officer has made an admission as to the characterization of his termination of service, including whether such termination constituted a “retirement” or other form of termination. This characterization can be expected to affect his rights to receive severance payments and other benefits under his employment agreement and the Company’s compensation programs in which he participated.

The Tolling Agreement remains in effect and no resolution has been reached as to the matters reserved under its terms.

Note 13.	Legal Matters

Derivative Litigation.  On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans. Defendants have not yet responded to the complaints. On January 22, 2007, the Court entered an order, pursuant to an agreement among the parties and the Company, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, the Company’s former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect. Pursuant to further stipulated orders, these terms remain in effect and are now scheduled to expire on February 1, 2008, unless otherwise agreed in writing. The plaintiffs have agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007. The parties may extend the agreement that options will not be exercised by the Company’s former Chairman and Chief Executive Officer beyond the current February 1, 2008 expiration date.

On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On January 9, 2007, plaintiffs filed a consolidated complaint. All defendants filed motions to dismiss the complaint on April 2, 2007. Subsequently, plaintiffs filed a motion for partial summary judgment against certain of the defendants. Pursuant to stipulated orders, the motions to dismiss and the motion for partial summary judgment have been taken off calendar to permit the parties to explore settlement via mediation. The latest order provides that unless otherwise agreed to by the parties or ordered by the court, the motions shall be back on calendar as of late March 2008. Discovery has not commenced. At this time, the Company has not concluded whether any potential outcome of the derivative litigation is likely to be material to its consolidated financial position or results of operations.

Government Investigations.  In August 2006, the Company announced that it had received an informal inquiry from the SEC relating to its stock option grant practices. In January 2007, the Company was informed that the SEC is conducting a formal investigation of this matter. The DOJ is also looking into these practices but has informed the Company that it is not a target of this investigation. The Company has cooperated with these government agencies and intends to continue to do so. At this time, the Company has not concluded whether an unfavorable outcome of one or both of the government investigations is likely to be material to its consolidated financial position or results of operations.

ERISA Litigation.  A complaint dated March 14, 2007 in an action brought under Section 502 of ERISA, 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., was filed in the United States District Court for the Central District of California. The action is brought against the Company, its directors, and certain of its current and former officers. Plaintiffs allege that they are bringing the action on behalf of all participants in the 401(k) Plan. Plaintiffs allege that the defendants breached fiduciary duties owed to members of the 401(k) Plan by virtue of issuing backdated option grants and failing to disclose this information to the 401(k) Plan participants. Plaintiffs claim that this conduct unjustly enriched certain defendants to the detriment of the 401(k) Plan and its participants, and caused the 401(k) Plan to invest in the Company’s securities at allegedly artificially inflated prices. The action purports to assert three causes of action for various alleged breaches of fiduciary duty. The Company has filed a motion to dismiss all claims alleged against it. The Court heard oral argument on the motion on November 19, 2007, after which the Court took the motion under submission. The Court has not yet ruled on the motion, and because of the pendency of the motion, no discovery has been taken in the action. While the Company believes it has strong defenses to the ERISA claims, it has not concluded whether an unfavorable outcome is likely to be material to its consolidated financial position or results of operations.

Storm Water Matter.  In January 2003, the Company received a request for information from the EPA pursuant to Section 308 of the Clean Water Act. Several other public homebuilders have received similar requests. The request sought information about storm water pollution control program implementation at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the DOJ tentatively asserted that certain regulatory requirements applicable to storm water discharges had been violated on certain occasions at certain of the Company’s construction sites, and civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect the Company to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. The Company has defenses to the claims that have been asserted and is exploring with the EPA, DOJ and other homebuilders methods of resolving the matter. To resolve the matter, the DOJ will want the Company to pay civil penalties and sign a consent decree affecting the Company’s storm water pollution practices at construction sites. The Company believes that the costs associated with any resolution of the matter are not likely to be material to its consolidated financial position or results of operations.

Other Matters.  The Company is also involved in litigation and governmental proceedings incidental to its business. These cases are in various procedural stages and, based on reports of counsel, the Company believes that provisions or reserves made for potential losses are adequate and any liabilities or costs arising out of currently pending litigation should not have a materially adverse effect on its consolidated financial position or results of operations.

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

Common Stock.  As of November 30, 2007, the Company was authorized to repurchase four million shares under its board-approved stock repurchase program. The Company did not repurchase any of its common stock under this program in 2007. The Company repurchased six million shares of its common stock in 2006 at an aggregate price of $377.4 million and two million shares of its common stock in 2005 at an aggregate price of $129.4 million under stock repurchase programs authorized by its board of directors. In addition to the repurchases in 2006 and 2005, which consisted of open market transactions, the Company acquired $6.9 million in 2007, $16.7 million in 2006 and $5.3 million in 2005, of common stock in connection with the satisfaction of employee withholding taxes on vested restricted stock.

On April 7, 2005, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation increasing the number of authorized shares of the Company’s common stock from 100 million to 300 million. On April 6, 2006, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation reducing the number of authorized shares of the Company’s common stock from 300 million to 290 million.

On December 8, 2005, the Company’s board of directors increased the annual cash dividend on the Company’s common stock to $1.00 per share from $.75 per share.

Note 15.	Employee Benefit and Stock Plans

Most employees are eligible to participate in the Company’s 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $6.2 million in 2007, $10.8 million in 2006 and $10.6 million in 2005. The assets of the Company’s 401(k) Savings Plan are held by a third-party trustee. Plan participants may direct the investment of their funds among one or more of the several fund options offered by the plan. A fund consisting of the Company’s common stock is one of the investment choices available to participants. As of November 30, 2007, 2006 and 2005, approximately 5%, 11% and 18%, respectively, of the plan’s net assets were invested in the fund consisting of the Company’s common stock.

The Company’s Amended and Restated 1999 Incentive Plan (the “1999 Plan”) provides that stock options, performance stock, restricted stock and stock units may be awarded to any employee of the Company for periods of up to 10 years. The 1999 Plan also enables the Company to grant cash bonuses, SARs and other stock-based awards. The Company also has awards outstanding under its 2001 Stock Incentive Plan, 1998 Stock Incentive Plan, 1988 Employee Stock Plan and its Performance-Based Incentive Plan for Senior Management, each of which provides for generally the same types of awards as the 1999 Plan, but with periods of up to 15 years. The 1999 Plan and the 2001 Stock Incentive Plan are the Company’s primary employee stock plans.

Stock Options.  Stock option transactions are summarized as follows:

	Years Ended November 30,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	8,354,276	$28.71	9,176,253	$28.16	13,425,306	$22.20
Granted	787,600	34.78	85,569	67.53	556,088	62.19
Exercised	(327,681)	24.27	(743,481)	24.19	(4,582,497)	14.64
Cancelled	(640,731)	37.04	(164,065)	38.63	(222,644)	34.97

Options outstanding at end of year	8,173,464	$30.17	8,354,276	$28.71	9,176,253	$28.16

Options exercisable at end of year	7,238,598	$28.98	7,428,952	$26.46	6,631,515	$23.17

Options available for grant at end of year	501,892		1,016,199		4,394,024

The total intrinsic value of options exercised during the years ended November 30, 2007, 2006 and 2005 was $5.5 million, $29.5 million and $223.1 million, respectively. The aggregate intrinsic value of options outstanding was $9.9 million, $199.1 million and $381.9 million at November 30, 2007, 2006 and 2005, respectively. The aggregate intrinsic value of options exercisable at November 30, 2007, 2006 and 2005 was $9.9 million, $190.8 million and $309.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option. The total amount of options cancelled in 2007 includes 371,399 options that were cancelled as a result of the irrevocable election of each of the Company’s non-employee directors to receive payouts in cash of all outstanding stock-based awards granted to them under the Company’s Non-Employee Directors Stock Plan.

In 2007, the Company performed a review of past equity grants under its employee stock plans in compliance with an Equity-Based Award Grant Policy that was adopted on February 1, 2007 by the management development and compensation committee of the Company’s board of directors. Based on that review, the Company determined that as of November 30, 2006, the Company should have counted 2,890,260 shares of restricted stock against the limits stated in its employee stock plans based on the terms of those plans and recent changes in New York Stock Exchange rules. In addition, because of the irrevocable cash payout election of each of the Company’s non-employee directors, the Company has no intention of issuing any shares under the Non-Employee Directors Stock Plan. Therefore, the Company is treating the plan as having no available capacity to issue shares of common stock, rather than the 566,061 shares of available capacity previously reported as of November 30, 2006. The options available for grant at November 30, 2006 have been adjusted to reflect the results of the review and the exclusion of the Non-Employee Directors Stock Plan’s capacity.

Stock options outstanding at November 30, 2007 are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Price	Options	Price	Life	Options	Price	Life

$ 6.56 to $13.95	749,650	$13.59	8.68	749,650	$13.59
$13.96 to $20.07	989,286	16.37	8.91	989,286	16.37
$20.08 to $28.71	2,286,472	22.44	9.83	2,148,972	22.08
$28.72 to $36.19	2,167,169	34.49	10.46	1,517,069	33.76
$36.20 to $69.63	1,980,887	47.55	10.97	1,833,621	46.21

$ 6.56 to $69.63	8,173,464	$30.17	10.06	7,238,598	$28.98	10.17

The weighted average fair value of options granted in 2007, 2006 and 2005 was $11.42, $24.76 and $26.84, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2007, 2006 and 2005, respectively: a risk-free interest rate of 4.8%, 4.8% and 4.3%; an expected volatility factor for the market price of the Company’s common stock of 41.1%, 41.0% and 42.8%; a dividend yield of 2.9%, 1.9% and 1.4%; and an expected life of 5 years, 5 years and 6 years.

The Company’s stock-based compensation expense related to stock option grants was $9.4 million in 2007, $19.4 million in 2006 and $5.8 million in 2005. As of November 30, 2007, there was $7.7 million of total unrecognized stock-based compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.5 years.

The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. Actual tax benefits realized for the tax deduction from stock option exercises of $2.1 million, $17.5 million and $36.9 million were recorded as paid-in capital in 2007, 2006, and 2005, respectively. In 2007 and 2006, the consolidated statement of cash flows reflects $.9 million and $15.4 million, respectively, of excess tax benefit associated with the exercise of stock options since December 1, 2005, in accordance with the cash flow classification requirements of SFAS No. 123(R).

Other Stock-Based Awards.  From time to time, the Company grants restricted common stock to key executives. During the restriction periods, the executives are entitled to vote and receive dividends on such shares. The restrictions imposed with respect to the shares granted lapse over periods of three or eight years if certain conditions are met. The shares of restricted stock outstanding totaled 830,750 at November 30, 2007 and 957,550 at November 30, 2006.

On July 12, 2007, the Company awarded 54,000 Performance Shares to its President and Chief Executive Officer subject to the terms of the 1999 Plan, the President and Chief Executive Officer’s Performance Stock Agreement dated July 12, 2007 and his Employment Agreement dated February 28, 2007. Depending on the Company’s total shareholder return over the three-year period ending on November 30, 2009 relative to a group of peer companies, zero to 150% of the Performance Shares will vest and become unrestricted. In accordance with SFAS No. 123(R), the Company used a Monte Carlo simulation model to estimate the grant-date fair value of the Performance Shares. The total grant-date fair value of $2.0 million will be recognized over the requisite service period.

During 2007, the Company granted phantom shares and SARs to various employees. These awards are accounted for as liabilities in the Company’s consolidated financial statements because such awards provide for settlement in cash. Each phantom share represents the right to receive a cash payment equal to the closing price of the Company’s common stock on the applicable vesting date. Each SAR represents a right to receive a cash payment equal to the positive difference, if any, between the grant price and the market value of a share of the Company’s common stock on the date of exercise, up to a maximum payout of four times the grant price. The phantom shares vest in full at the end of three years while the SARs vest in equal annual installments over three years. Phantom shares granted to senior management and all of the SARs require the achievement of a performance goal related to the Company’s cash flow as an additional condition to vesting. There were 892,926 phantom shares and 1,100,519 SARs outstanding as of November 30, 2007.

The Company recognized total compensation expense of $7.4 million in 2007, $4.7 million in 2006 and $2.0 million in 2005 related to restricted stock, Performance Shares, phantom shares and SARs.

Grantor Stock Ownership Trust.  In connection with a share repurchase program, on August 27, 1999, the Company established a grantor stock ownership trust (the “Trust”) into which certain shares repurchased in 2000 and 1999 were transferred. The Trust, administered by a third-party trustee, holds and distributes the shares of common stock acquired for the purpose of funding certain employee compensation and employee benefit obligations of the Company under its existing stock option, 401(k) Savings Plan and other employee benefit plans. The existence of the Trust has no impact on the amount of benefits or compensation that is paid under these plans.

For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust, for the benefit of employees, is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings (loss) per share. The Trust held 12,203,282 and 12,345,182 shares of common stock at November 30, 2007 and 2006, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

Note 16.	Postretirement Benefits

The Company has two supplemental non-qualified, unfunded retirement plans, the KB Home Supplemental Executive Retirement Plan, restated effective as of July 12, 2001, and the KB Home Retirement Plan, effective as of July 11, 2002, pursuant to which the Company pays supplemental pension benefits to certain key employees upon retirement. In connection with the plans, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with each plan are held by a trust, established as part of the plans to implement and carry out the provisions of the plans and to finance the benefits offered under the plans. The trust is the owner and beneficiary of such contracts. The amount of the insurance coverage is designed to provide sufficient revenues to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The cash surrender value of these insurance contracts was $53.6 million at November 30, 2007 and $43.1 million at November 30, 2006.

On November 1, 2001, the Company implemented an unfunded death benefit plan, the KB Home Death Benefit Only Plan, for certain key management employees. In connection with the plan, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such contracts. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The cash surrender value of these insurance contracts was $19.6 million at November 30, 2007 and $17.1 million at November 30, 2006.

The net periodic benefit cost of the Company’s post-retirement benefit plans for the year ended November 30, 2007 was $5.6 million, which included service costs of $1.4 million, interest costs of $2.6 million and amortization of prior service costs of $1.6 million. The net periodic benefit cost of these plans for the year ended November 30, 2006 was $6.8 million, which included service costs of $2.7 million, interest costs of $2.5 million and amortization of prior service costs of $1.6 million. The liability in the Company’s consolidated balance sheets related to the post-retirement benefit plans was $49.1 million at November 30, 2007 and $20.6 million at November 30, 2006. For the years ended November 30, 2007 and 2006, the discount rate used for the plans was 6% and the rate of compensation increase was 4%.

Effective November 30, 2007, the Company adopted SFAS No. 158, which requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service cost and actuarial gains/losses to be recognized in other comprehensive income (loss). The post-retirement benefit liability at November 30, 2007 reflects the Company’s adoption of SFAS No. 158, which increased the liability by $22.9 million with a corresponding charge to accumulated other comprehensive income (loss) in stockholders’ equity in the consolidated balance sheet. The $8.7 million deferred tax asset resulting from the adoption of SFAS No. 158 was offset by a valuation allowance established in accordance with SFAS No. 109. The adoption of SFAS No. 158 did not affect the Company’s consolidated results of operations or cash flows. The Company uses November 30 as the measurement date for its postretirement benefit plans.

Note 17.	Income Taxes

The components of income tax benefit (expense) in the consolidated statements of operations are as follows (in thousands):

	Federal	State	Total

2007
Current	$236,961	$27,195	$264,156
Deferred	(156,772)	(61,384)	(218,156)

Income tax benefit (expense)	$80,189	$(34,189)	$46,000

2006
Current	$(277,960)	$(9,476)	$(287,436)
Deferred	80,555	27,981	108,536

Income tax benefit (expense)	$(197,405)	$18,505	$(178,900)

2005
Current	$(372,352)	$(60,000)	$(432,352)
Deferred	(14,648)	—	(14,648)

Income tax expense	$(387,000)	$(60,000)	$(447,000)

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2007	2006

Deferred tax liabilities:
Capitalized expenses	$131,147	$90,817
State taxes	56,751	—
Repatriation of French subsidiaries	—	60,793
Depreciation and amortization	—	10,727
Other	647	708

Total	$188,545	$163,045

	November 30,
	2007	2006

Deferred tax assets:
Inventory impairments and land option contract abandonments	$479,716	$116,126
Warranty, legal and other accruals	198,118	134,213
Employee benefits	103,525	93,213
Partnerships and joint ventures	59,035	53,256
Depreciation and amortization	41,558	3,760
Capitalized expenses	19,530	54,456
Deferred income	9,411	23,367
Tax credits	18,823	—
Foreign tax credits	—	71,700
French royalty	—	40,633
State taxes	—	1,087
Other	4,140	2,040

Total	933,856	593,851
Valuation allowance	(522,853)	—

Total	411,003	593,851

Net deferred tax assets	$222,458	$430,806

Income tax benefit (expense) computed at the statutory U.S. federal income tax rate and income tax benefit (expense) provided in the consolidated statements of operations differ as follows (in thousands):

	Years Ended November 30,
	2007	2006	2005

Income tax benefit (expense) computed at statutory rate	$511,270	$(200,148)	$(420,537)
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	46,116	12,028	(39,000)
Non-deductible stock-based and other compensation and related expenses	(3,574)	(3,871)	(11,013)
Internal Revenue Code Section 199 manufacturing deduction	—	6,265	—
Tax credits	(3,594)	4,625	35,143
Valuation allowance for deferred tax assets	(514,234)	—	—
Other, net	10,016	2,201	(11,593)

Income tax benefit (expense)	$46,000	$(178,900)	$(447,000)

The Company generated significant deferred tax assets in 2007 largely due to the inventory impairments the Company incurred during the year. The Company evaluates its deferred tax assets on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS No. 109, the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In light of the continued downturn in the housing market and the uncertainty as to its length and magnitude, the Company anticipates being in a three-year cumulative loss position during fiscal year 2008. According to SFAS No. 109, a three-year cumulative loss is significant negative evidence in considering whether deferred tax assets are realizable, and also generally precludes relying on projections of future taxable income to support the recovery of deferred tax assets. Therefore, during the fourth quarter of 2007, the Company recorded a valuation allowance totaling approximately $522.9 million against its deferred tax assets. The valuation allowance was reflected as a non-cash charge of $514.2 million to income tax expense and $8.7 million to accumulated other comprehensive loss (as a result of an adjustment made in accordance with SFAS No. 158). The Company’s deferred tax assets, for which there is no valuation allowance, relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carrybacks to the 2006 and 2007 years. The majority of the tax benefits associated with the Company’s deferred tax assets can be carried forward for 20 years.

During 2007, 2006 and 2005, the Company made investments that resulted in benefits in the form of synthetic fuel tax credits. During 2005, a small portion of these credits were forfeited as part of an IRS settlement. Additionally, these tax credits are subject to a phase-out provision that gradually reduces the tax credits if the annual average price of domestic crude oil increases to a stated phase-out range. The Company currently estimates the phase-out percentage for 2007 to be 65%. In 2006, there was a 25% reduction in tax credits and in 2005 there was no reduction in tax credits.

Note 18.	Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2007	2006	2005
Summary of cash and cash equivalents:
Homebuilding	$1,325,255	$700,041	$237,060
Financial services	18,487	15,417	9,207
Discontinued operations	—	88,724	78,706

Total	$1,343,742	$804,182	$324,973

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$29,572	$—	$—
Income taxes paid	140,852	322,983	292,996

Supplemental disclosures of non-cash activities:
Cost of inventories acquired through seller financing	$4,139	$128,726	$36,817
Increase (decrease) in consolidated inventories not owned	(409,505)	(18,130)	120,674

Note 19.	Discontinued Operations

On July 10, 2007, the Company sold its 49% equity interest in its publicly traded French subsidiary, KBSA. The sale generated total gross proceeds of $807.2 million and a pretax gain of $706.7 million ($438.1 million, net of income taxes), which was recognized in the third quarter of 2007. The sale was made pursuant to the Share Purchase Agreement among the Company, the Purchaser and the Selling Subsidiaries. Under the Share Purchase Agreement, the Purchaser agreed to acquire the 49% equity interest (representing 10,921,954 shares held collectively by the Selling Subsidiaries) at a price of 55.00 euros per share. The purchase price consisted of 50.17 euros per share paid by the Purchaser in cash, and a cash dividend of 4.83 euros per share paid by KBSA.

As a result of the sale, the results of the French operations, which had previously been presented as a separate reporting segment, are included in discontinued operations in the Company’s consolidated statements of operations. In addition, any assets and liabilities related to these discontinued operations are presented separately on the consolidated balance sheets, and any cash flows related to these discontinued operations are presented separately in the consolidated statements of cash flows. All prior period information has been reclassified to be consistent with the current period presentation.

The following amounts related to the French operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Years Ended November 30,
	2007	2006	2005

Revenues	$911,841	$1,623,709	$1,286,969
Construction and land costs	(680,234)	(1,187,484)	(933,371)
Selling, general and administrative expenses	(129,407)	(251,104)	(215,121)

Operating income	102,200	185,121	138,477
Interest income	1,199	643	681
Interest expense, net of amounts capitalized	—	(2,045)	(2,529)
Minority interests	(38,665)	(68,020)	(54,052)
Equity in income of unconsolidated joint ventures	4,118	10,505	6,101

Income from discontinued operations before income taxes	68,852	126,204	88,678
Income tax expense	(21,600)	(36,800)	(19,500)

Income from discontinued operations, net of income taxes	$47,252	$89,404	$69,178

The following is a summary of the assets and liabilities of the French discontinued operations. The amounts presented below were derived from historical financial information and adjusted to exclude intercompany receivables and payables between the French discontinued operations and the Company (in thousands):

November 30,
2006

Assets
Cash	$88,724
Receivables	435,520
Inventories	703,120
Investments in unconsolidated joint ventures	16,489
Goodwill	56,482
Other assets	94,040

Total assets	$1,394,375

Liabilities
Accounts payable	$594,576
Accrued expenses and other liabilities	183,580
Mortgages and notes payable	205,469
Minority interests	183,895

Total liabilities	$1,167,520

The Company also had cumulative foreign currency translation adjustments of $63.2 million related to the French discontinued operations as of November 30, 2006 that were included in stockholders’ equity.

Note 20.	Quarterly Results (unaudited)

Consolidated quarterly results for the Company for the years ended November 30, 2007 and 2006 follow (in thousands, except per share amounts):

	First	Second	Third	Fourth

2007
Revenues	$1,388,838	$1,413,208	$1,543,900	$2,070,580
Gross profit (loss)	208,370	(69,419)	(461,774)	(102,965)
Income (loss) from continuing operations	10,655	(174,152)	(478,620)	(772,653)
Income from discontinued operations, net of income taxes (a)	16,882	25,466	443,008	—
Net income (loss)	27,537	(148,686)	(35,612)	(772,653)

Basic earnings (loss) per share:
Continuing operations	$.14	$(2.26)	$(6.19)	$(9.99)
Discontinued operations	.22	.33	5.73	—

Basic earnings (loss) per share	$.36	$(1.93)	$(.46)	$(9.99)

Diluted earnings (loss) per share:
Continuing operations	$.13	$(2.26)	$(6.19)	$(9.99)
Discontinued operations	.21	.33	5.73	—

Diluted earnings (loss) per share	$.34	$(1.93)	$(.46)	$(9.99)

2006
Revenues	$1,882,271	$2,202,275	$2,283,865	$3,011,672
Gross profit	482,566	561,086	479,129	171,043
Income (loss) from continuing operations	159,118	184,429	129,342	(79,942)
Income from discontinued operations, net of income taxes (a)	14,216	21,016	23,872	30,300
Net income (loss)	173,334	205,445	153,214	(49,642)

Basic earnings (loss) per share:
Continuing operations	$1.96	$2.33	$1.66	$(1.04)
Discontinued operations	.18	.26	.31	.40

Basic earnings (loss) per share	$2.14	$2.59	$1.97	$(.64)

Diluted earnings (loss) per share:
Continuing operations	$1.85	$2.20	$1.60	$(1.04)
Discontinued operations	.16	.25	.30	.40

Diluted earnings (loss) per share	$2.01	$2.45	$1.90	$(.64)

(a)	Discontinued operations are comprised of the Company’s French operations, which have been presented as discontinued operations for all periods presented. Income from discontinued operations, net of income taxes, in 2007 includes a gain of $438.1 million realized on the sale of the French operations.

Included in gross profit (loss) in the second, third and fourth quarters of 2007 were inventory impairment charges of $261.2 million, $610.3 million and $233.5 million, respectively, and pretax charges for land option contract abandonments of $5.7 million, $62.7 million and $72.0 million, respectively. The loss from continuing operations in the second, third and fourth quarters of 2007 also included pretax charges for joint venture impairments of $41.3 million, $17.1 million and $97.9 million, respectively. In the fourth quarter of 2006, the gross profit reflected pretax charges of $215.7 million for inventory impairments and $88.3 million for land option contract abandonments. The loss from continuing operations in the fourth quarter of 2006 also included a pretax charge of $39.3 million for joint venture impairments.

The loss from continuing operations in the third quarter of 2007 included a pretax charge of $107.9 million for goodwill impairment recorded in accordance with SFAS No. 142.

In the fourth quarter of 2007, the loss from continuing operations, net of income taxes, included a charge of $514.2 million to record a valuation allowance on deferred taxes in accordance with SFAS No. 109.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Note 21.	Supplemental Guarantor Information

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended November 30, 2007
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$4,752,649	$1,663,877	$—	$6,416,526

Homebuilding:
Revenues	$—	$4,752,649	$1,647,942	$—	$6,400,591
Construction and land costs	—	(5,299,357)	(1,527,022)	—	(6,826,379)
Selling, general and administrative expenses	(104,646)	(518,912)	(201,063)	—	(824,621)
Goodwill impairment	(107,926)	—	—	—	(107,926)

Operating loss	(212,572)	(1,065,620)	(80,143)	—	(1,358,335)
Loss on early redemption/interest expense, net of amounts capitalized	179,100	(146,204)	(45,886)	—	(12,990)
Other, net	21,869	(19,912)	(125,238)	—	(123,281)

Homebuilding pretax loss	(11,603)	(1,231,736)	(251,267)	—	(1,494,606)
Financial services pretax income	—	—	33,836	—	33,836

Loss from continuing operations before income taxes	(11,603)	(1,231,736)	(217,431)	—	(1,460,770)
Income tax benefit	400	38,800	6,800	—	46,000

Loss from continuing operations before equity in net loss of subsidiaries	(11,203)	(1,192,936)	(210,631)	—	(1,414,770)
Income from discontinued operations, net of income taxes	—	—	485,356	—	485,356

Income (loss) before equity in net income (loss) of subsidiaries	(11,203)	(1,192,936)	274,725	—	(929,414)
Equity in net income (loss) of subsidiaries:
Continuing operations	(1,403,567)	—	—	1,403,567	—
Discontinued operations	485,356	—	—	(485,356)	—

Net income (loss)	$(929,414)	$(1,192,936)	$274,725	$918,211	$(929,414)

	Year Ended November 30, 2006
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$7,386,128	$1,993,955	$—	$9,380,083

Homebuilding:
Revenues	$—	$7,386,128	$1,973,715	$—	$9,359,843
Construction and land costs	—	(5,875,431)	(1,790,588)	—	(7,666,019)
Selling, general and administrative expenses	(156,099)	(713,519)	(253,890)	—	(1,123,508)

Operating income (loss)	(156,099)	797,178	(70,763)	—	570,316
Interest expense, net of amounts capitalized	201,837	(153,141)	(65,374)	—	(16,678)
Other, net	28,909	(21,787)	(22,449)	—	(15,327)

Homebuilding pretax income (loss)	74,647	622,250	(158,586)	—	538,311
Financial services pretax income	—	—	33,536	—	33,536

Income (loss) from continuing operations before income taxes	74,647	622,250	(125,050)	—	571,847
Income tax benefit (expense)	(23,400)	(194,600)	39,100	—	(178,900)

Income (loss) from continuing operations before equity in net income of subsidiaries	51,247	427,650	(85,950)	—	392,947
Income from discontinued operations, net of income taxes	—	—	89,404	—	89,404

Income before equity in net income of subsidiaries	51,247	427,650	3,454	—	482,351
Equity in net income of subsidiaries:
Continuing operations	341,700	—	—	(341,700)	—
Discontinued operations	89,404	—	—	(89,404)	—

Net income	$482,351	$427,650	$3,454	$(431,104)	$482,351

	Year Ended November 30, 2005
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$6,560,610	$1,594,071	$—	$8,154,681

Homebuilding:
Revenues	$—	$6,560,610	$1,562,703	$—	$8,123,313
Construction and land costs	—	(4,677,411)	(1,277,357)	—	(5,954,768)
Selling, general and administrative expenses	(151,675)	(634,240)	(193,695)	—	(979,610)

Operating income (loss)	(151,675)	1,248,959	91,651	—	1,188,935
Interest expense, net of amounts capitalized	179,743	(152,283)	(43,803)	—	(16,343)
Other, net	1,322	16,325	97	—	17,744

Homebuilding pretax income	29,390	1,113,001	47,945	—	1,190,336
Financial services pretax income	—	—	11,198	—	11,198

Income from continuing operations before income taxes	29,390	1,113,001	59,143	—	1,201,534
Income tax expense	(10,900)	(414,100)	(22,000)	—	(447,000)

Income from continuing operations before equity in net income of subsidiaries	18,490	698,901	37,143	—	754,534
Income from discontinued operations, net of income taxes	—	—	69,178	—	69,178

Income before equity in net income of subsidiaries	18,490	698,901	106,321	—	823,712
Equity in net income of subsidiaries:
Continuing operations	736,044	—	—	(736,044)	—
Discontinued operations	69,178	—	—	(69,178)	—

Net income	$823,712	$698,901	$106,321	$(805,222)	$823,712

CONDENSED CONSOLIDATING BALANCE SHEETS
(In Thousands)

	November 30, 2007
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$1,104,429	$71,519	$149,307	$—	$1,325,255
Receivables	126,531	151,089	18,119	—	295,739
Inventories	—	2,670,155	642,265	—	3,312,420
Other assets	405,306	219,146	103,698	—	728,150

	1,636,266	3,111,909	913,389	—	5,661,564
Financial services	—	—	44,392	—	44,392
Investments in subsidiaries	64,148	—	—	(64,148)	—

Total assets	$1,700,414	$3,111,909	$957,781	$(64,148)	$5,705,956

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$210,697	$1,130,047	$334,935	$—	$1,675,679
Mortgages and notes payable	2,142,654	19,140	—	—	2,161,794

	2,353,351	1,149,187	334,935	—	3,837,473
Financial services	—	—	17,796	—	17,796
Intercompany	(2,503,624)	1,962,722	540,902	—	—
Stockholders’ equity	1,850,687	—	64,148	(64,148)	1,850,687

Total liabilities and stockholders’ equity	$1,700,414	$3,111,909	$957,781	$(64,148)	$5,705,956

	November 30, 2006
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$447,221	$150,829	$101,991	$—	$700,041
Receivables	5,306	192,815	25,956	—	224,077
Inventories	—	4,589,308	1,162,335	—	5,751,643
Other assets	727,754	237,248	184,576	—	1,149,578

	1,180,281	5,170,200	1,474,858	—	7,825,339
Financial services	—	—	44,024	—	44,024
Assets of discontinued operations	—	—	1,394,375	—	1,394,375
Investments in subsidiaries	400,691	—	—	(400,691)	—

Total assets	$1,580,972	$5,170,200	$2,913,257	$(400,691)	$9,263,738

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$436,279	$1,450,342	$340,239	$—	$2,226,860
Mortgages and notes payable	2,791,213	102,567	26,554	—	2,920,334

	3,227,492	1,552,909	366,793	—	5,147,194
Financial services	—	—	26,276	—	26,276
Liabilities of discontinued operations	—	—	1,167,520	—	1,167,520
Intercompany	(4,569,268)	3,617,291	951,977	—	—
Stockholders’ equity	2,922,748	—	400,691	(400,691)	2,922,748

Total liabilities and stockholders’ equity	$1,580,972	$5,170,200	$2,913,257	$(400,691)	$9,263,738

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended November 30, 2007
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(929,414)	$(1,192,936)	$(210,631)	$1,403,567	$(929,414)
Income from discontinued operations, net of income taxes	—	—	(47,252)	—	(47,252)
Gain on sale of discontinued operations, net of income taxes	(438,104)	—	—	—	(438,104)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory and joint venture impairments and land option contract abandonments	—	1,209,775	200,570	—	1,410,345
Goodwill impairment	107,926	—	—	—	107,926
Changes in assets and liabilities:
Inventories	—	367,142	412,733	—	779,875
Other, net	(272,193)	161,717	123,997	—	13,521

Net cash provided (used) by operating activities — continuing operations	(1,531,785)	545,698	479,417	1,403,567	896,897
Net cash provided by operating activities — discontinued operations	—	—	297,397	—	297,397

Net cash provided (used) by operating activities	(1,531,785)	545,698	776,814	1,403,567	1,194,294

Cash flows from investing activities:
Sale of discontinued operations, net of cash divested	739,764	—	—	—	739,764
Investments in unconsolidated joint ventures	—	(71,147)	(170,404)	—	(241,551)
Other, net	(558)	(201)	1,444	—	685

Net cash provided (used) by investing activities — continuing operations	739,206	(71,348)	(168,960)	—	498,898
Net cash used by investing activities — discontinued operations	—	—	(12,112)	—	(12,112)

Net cash provided (used) by investing activities	739,206	(71,348)	(181,072)	—	486,786

Cash flows from financing activities:
Redemption of term loan	(400,000)	—	—	—	(400,000)
Redemption of senior subordinated notes	(250,000)	—	—	—	(250,000)
Payments on mortgages, land contracts and other loans	—	(87,566)	(26,553)	—	(114,119)
Other, net	(70,874)	(4,463)	4,463	—	(70,874)
Intercompany	2,170,661	(461,631)	(305,463)	(1,403,567)	—

Net cash provided (used) by financing activities — continuing operations	1,449,787	(553,660)	(327,553)	(1,403,567)	(834,993)
Net cash used by financing activities — discontinued operations	—	—	(306,527)	—	(306,527)

Net cash provided (used) by financing activities	1,449,787	(553,660)	(634,080)	(1,403,567)	(1,141,520)

Net increase (decrease) in cash and cash equivalents	657,208	(79,310)	(38,338)	—	539,560
Cash and cash equivalents at beginning of year	447,221	150,829	206,132	—	804,182

Cash and cash equivalents at end of year	$1,104,429	$71,519	$167,794	$—	$1,343,742

	Year Ended November 30, 2006
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$482,351	$427,650	$(85,950)	$(341,700)	$482,351
Income from discontinued operations, net of income taxes	—	—	(89,404)	—	(89,404)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Inventory and joint venture impairments and land option contract abandonments	—	280,437	150,802	—	431,239
Changes in assets and liabilities:
Inventories	—	(156,135)	(200,207)	—	(356,342)
Other, net	(154,187)	150,525	16,033	—	12,371

Net cash provided (used) by operating activities — continuing operations	328,164	702,477	(208,726)	(341,700)	480,215
Net cash provided by operating activities — discontinued operations	—	—	229,505	—	229,505

Net cash provided by operating activities	328,164	702,477	20,779	(341,700)	709,720

Cash flows from investing activities:
Sale of investment in unconsolidated joint venture	57,767	—	—	—	57,767
Investments in unconsolidated joint ventures	22,587	(126,300)	(134,073)	—	(237,786)
Other, net	(3,146)	(8,674)	(5,046)	—	(16,866)

Net cash provided (used) by investing activities — continuing operations	77,208	(134,974)	(139,119)	—	(196,885)
Net cash used by investing activities — discontinued operations	—	—	(4,477)	—	(4,477)

Net cash provided (used) by investing activities	77,208	(134,974)	(143,596)	—	(201,362)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(84,100)	—	—	—	(84,100)
Proceeds from issuance of senior notes and term loan	698,458	—	—	—	698,458
Repurchases of common stock	(394,080)	—	—	—	(394,080)
Other, net	11,313	(33,494)	(12,236)	—	(34,417)
Intercompany	(244,421)	(519,129)	421,850	341,700	—

Net cash provided (used) by financing activities — continuing operations	(12,830)	(552,623)	409,614	341,700	185,861
Net cash used by financing activities — discontinued operations	—	—	(215,010)	—	(215,010)

Net cash provided (used) by financing activities	(12,830)	(552,623)	194,604	341,700	(29,149)

Net increase in cash and cash equivalents	392,542	14,880	71,787	—	479,209
Cash and cash equivalents at beginning of year	54,679	135,949	134,345	—	324,973

Cash and cash equivalents at end of year	$447,221	$150,829	$206,132	$—	$804,182

	Year Ended November 30, 2005
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net income	$823,712	$698,901	$37,143	$(736,044)	$823,712
Income from discontinued operations, net of income taxes	—	—	(69,178)	—	(69,178)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Changes in assets and liabilities:
Inventories	—	(1,459,530)	(348,063)	—	(1,807,593)
Other, net	283,120	399,531	199,446	—	882,097

Net cash provided (used) by operating activities — continuing operations	1,106,832	(361,098)	(180,652)	(736,044)	(170,962)
Net cash provided by operating activities — discontinued operations	—	—	86,715	—	86,715

Net cash provided (used) by operating activities	1,106,832	(361,098)	(93,937)	(736,044)	(84,247)

Cash flows from investing activities:
Sale of mortgage banking assets	—	—	42,396	—	42,396
Other, net	(8,439)	(83,107)	(46,886)	—	(138,432)

Net cash used by investing activities — continuing operations	(8,439)	(83,107)	(4,490)	—	(96,036)
Net cash used by investing activities — discontinued operations	—	—	(1,938)	—	(1,938)

Net cash used by investing activities	(8,439)	(83,107)	(6,428)	—	(97,974)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(306,900)	—	(71,629)	—	(378,529)
Proceeds from issuance of senior notes	747,591	—	—	—	747,591
Repurchases of common stock	(134,713)	—	—	—	(134,713)
Other, net	54,290	(60,037)	6,800	—	1,053
Intercompany	(1,501,912)	531,222	234,646	736,044	—

Net cash provided (used) by financing activities — continuing operations	(1,141,644)	471,185	169,817	736,044	235,402
Net cash used by financing activities — discontinued operations	—	—	(119,213)	—	(119,213)

Net cash provided (used) by financing activities	(1,141,644)	471,185	50,604	736,044	116,189

Net increase (decrease) in cash and cash equivalents	(43,251)	26,980	(49,761)	—	(66,032)
Cash and cash equivalents at beginning of year	97,930	108,969	184,106	—	391,005

Cash and cash equivalents at end of year	$54,679	$135,949	$134,345	$—	$324,973

Note 22.  Subsequent Event

On January 25, 2008, the Company entered into the fourth amendment to the Credit Facility. The fourth amendment amends the minimum consolidated tangible net worth the Company is required to maintain under the Credit Facility and reduces the aggregate commitment under the Credit Facility from $1.50 billion to $1.30 billion. Consenting lenders to the fourth amendment received a fee in connection with this amendment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of KB Home:

We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

As discussed in Note 16 to the consolidated financial statements, in 2007 the Company changed its method of accounting for defined postretirement benefit plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KB Home’s internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 25, 2008 expressed an unqualified opinion thereon.

Los Angeles, California
January 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of KB Home:

We have audited KB Home’s internal control over financial reporting as of November 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KB Home’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, KB Home maintained, in all material respects, effective internal control over financial reporting as of November 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KB Home as of November 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2007 and our report dated January 25, 2008 expressed an unqualified opinion thereon.

Los Angeles, California
January 25, 2008

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures as of November 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2007.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for executive officers is set forth under the heading “Executive Officers of Registrant” in Part I. Except as set forth below, the other information called for by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Proposal 1: Election of Directors” sections of our Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the SEC not later than March 29, 2008 (120 days after the end of our fiscal year).

Ethics Policy

We have adopted an Ethics Policy for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. The Ethics Policy is available on our website at http://www.kbhome.com/investor. Stockholders may request a free copy of the Ethics Policy from:

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

New York Stock Exchange Annual Certification

On May 4, 2007, we submitted to the New York Stock Exchange a certification of our President and Chief Executive Officer that he was not aware of any violation by KB Home of the New York Stock Exchange’s corporate governance listing standards as of the date of the certification.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Executive Compensation” sections of our Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the SEC not later than March 29, 2008 (120 days after the end of our fiscal year).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the “Ownership of KB Home Securities” section of our Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the SEC not later than March 29, 2008 (120 days after the end of our fiscal year), except for the information required by Item 201(d) of Regulation S-K, which is provided below.

The following table provides information as of November 30, 2007 with respect to shares of our common stock that may be issued under our existing compensation plans:

Equity Compensation Plan Information
Number of common
	Number of		shares remaining
	common shares to		available for future
	be issued upon		issuance under equity
	exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding common
	warrants and	outstanding options,	shares reflected in
	rights	warrants and rights	column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	8,173,464	$30.17	501,892
Equity compensation plans not approved by stockholders	—	—	—	(d)

Total	8,173,464	$30.17	501,892

(d)	Represents the Non-Employee Directors Stock Plan. The Non-Employee Directors Stock Plan provides for an unlimited number of grants of deferred common stock units or stock options to our non-employee directors. The terms of the stock units and options granted under the Non-Employee Directors Stock Plan are described in our Proxy Statement for the 2008 Annual Meeting of Stockholders, which is incorporated herein. Although we may purchase shares of our common stock on the open market to satisfy the payment of stock awards under the Non-Employee Directors Stock Plan, to date, all stock awards under the Non-Employee Directors Stock Plan have been settled in cash. In addition, because of the irrevocable election of each of our non-employee directors to receive payouts in cash of all outstanding stock-based awards granted to them under the Non-Employee Directors Stock Plan, we do not intend to issue any shares of common stock under the plan. Therefore, we are treating the Non-Employee Directors Stock Plan as having no available capacity to issue shares of our common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Other Matters” sections of our Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the SEC not later than March 29, 2008 (120 days after the end of our fiscal year).

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the “Independent Auditor Fees and Services” section of our Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the SEC not later than March 29, 2008 (120 days after the end of our fiscal year).

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     Financial Statements

Reference is made to the index set forth on page 47 of this Annual Report on Form 10-K.

    Exhibits

Exhibit
Number	Description

2.1	Share Purchase Agreement, dated May 22, 2007, by and between KB Home, Kaufman and Broad Development Group, International Mortgage Acceptance Corporation, Kaufman and Broad International, Inc. and Financière Gaillon 8 S.A.S., filed as an exhibit to the Company’s Current Report on Form 8-K dated May 22, 2007, is incorporated by reference herein.
3.1	Restated Certificate of Incorporation, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.
3.2	By-Laws, as amended and restated on April 5, 2007, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.
4.1	Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated February 4, 1999, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 4, 1999, is incorporated by reference herein.
4.2	Indenture relating to 8 5/8% Senior Subordinated Notes due 2008, and 7 3/4% Senior Subordinated Notes due 2010 between the Company and Sun Trust Bank, Atlanta, dated November 19, 1996 filed as an exhibit to the Company’s Current Report on Form 8-K dated November 19, 1996, is incorporated by reference herein.
4.3	Specimen of 8 5/8% Senior Subordinated Notes due 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2001, is incorporated by reference herein.
4.4	Form of officer’s certificate establishing the terms of the 8 5/8% Senior Subordinated Notes due 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2001, is incorporated by reference herein.
4.5	Specimen of 7 3/4% Senior Subordinated Notes due 2010, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 27, 2003, is incorporated by reference herein.
4.6	Form of officer’s certificate establishing the terms of the 7 3/4% Senior Subordinated Notes due 2010, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 27, 2003, is incorporated by reference herein.
4.7	Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among the Company, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to the Company’s Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.
4.8	Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to the Company’s Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.
4.9	Second Supplemental Indenture relating to 6 3/8% Senior Notes due 2011 among the Company, the Guarantors and Sun Trust Bank, Atlanta, dated June 30, 2004, filed as an exhibit to the Company’s registration statement No. 333-119228 on Form S-4, is incorporated by reference herein.
4.10	Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.11	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.12	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.

Exhibit
Number		Description

4.13		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.14		Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.15		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.16		Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.17		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.18		Second Supplemental Indenture relating to the Company’s Senior Subordinated Notes by and between the Company, the Guarantors named therein, and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006, is incorporated by reference herein.
4.19		Third Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein, the Subsidiary Guarantor named therein and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006, is incorporated by reference herein.
4.20		Fourth Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein and U.S. Bank National Association, dated as of November 9, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.
4.21		Fifth Supplemental Indenture, dated August 17, 2007, relating to the Company’s Senior Notes by and between the Company, the Guarantors, and the Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.
4.22		Third Supplemental Indenture, dated August 17, 2007, relating to the Company’s Senior Subordinated Notes by and between the Company, the Guarantors, and the Trustee, and the Guaranties, each dated August 17, 2007, of the Senior Subordinated Notes, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.
10.1		Consent Order, Federal Trade Commission Docket No. C-2954, dated February 12, 1979, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10	.2*	KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10	.3*	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10	.4*	KB Home Unit Performance Program, filed as an exhibit to the Company’s 1996 Annual Report on Form 10-K, is incorporated by reference herein.
10	.5*	KB Home 1998 Stock Incentive Plan, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.6		KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.7		Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10	.8*	Amended and Restated Employment Agreement of Bruce Karatz, dated July 11, 2001, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001, is incorporated by reference herein.

Exhibit
Number		Description

10	.9*	KB Home Nonqualified Deferred Compensation Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.10*	KB Home 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.11*	KB Home Change in Control Severance Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.12*	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.13*	KB Home Retirement Plan, filed as an exhibit to the Company’s 2002 Annual Report on Form 10-K, is incorporated by reference herein.
10	.14*	Amended and Restated KB Home 1999 Incentive Plan, as amended, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10.15		KB Home Non-Employee Directors Stock Plan, as amended and restated as of July 10, 2003, filed as an exhibit to the Company’s 2003 Annual Report on Form 10-K, is incorporated by reference herein.
10.16		Revolving Loan Agreement, dated as of November 22, 2005, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 23, 2005, is incorporated by reference herein.
10.17		Term Loan Agreement, dated as of April 12, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 19, 2006, is incorporated by reference herein.
10	.18*	Form of Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.19*	Form of Incentive Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.20*	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10.21		First Amendment, dated as of October 10, 2006, to the Revolving Loan Agreement dated as of November 22, 2005 among the Company, the lenders party thereto and Bank of America, N.A., filed as an exhibit to the Company’s Current Report on Form 8-K dated October 19, 2006, is incorporated by reference herein.
10.22		Tolling Agreement, dated as of November 12, 2006, by and between the Company and Bruce Karatz, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.
10.23		Second Amendment to the Revolving Loan Agreement dated as of November 22, 2005 among KB Home, the lenders party thereto, and Bank of America, N.A., as administrative agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 12, 2006, is incorporated by reference herein.
10	.24*	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.25*	Form of Stock Restriction Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.

Exhibit
Number		Description

10	.26*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated March 6, 2007, is incorporated by reference herein.
10	.27*	Amended and Restated 1999 Incentive Plan Performance Stock Agreement between the Company and Jeffrey T. Mezger, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.28*	Form of Stock Option Agreement under the Employment Agreement between the Company and Jeffrey T. Mezger dated as of February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.29*	Form of Amended and Restated 1999 Incentive Plan Stock Appreciation Right Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.30*	Form of Amended and Restated 1999 Incentive Plan Phantom Share Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.31*	Form of Phantom Share Agreement for Non-Senior Management, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.32*	Form of Over Cap Phantom Share Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10.33		Third Amendment Agreement, dated August 17, 2007, to Revolving Loan Agreement, dated as of November 22, 2005, between the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.
10	.34*	Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007, is incorporated by reference herein.
10	.35*	Kaufman and Broad, Inc. Executive Deferred Compensation Plan, effective as of July 11, 1985.
10	.36*	Kaufman and Broad Home Corporation Directors’ Deferred Compensation Plan established effective as of July 27, 1989.
10.37		Consent decree, dated July 2, 1991, relating to Federal Trade Commission Consent Order.
10	.38*	Kaufman and Broad Home Corporation 1988 Employee Stock Plan, as amended on January 27, 1994.
12.1		Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.

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
Dated: January 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY T. MEZGER Jeffrey T. Mezger	Director, President and Chief Executive Officer (Principal Executive Officer)	January 25, 2008

/s/ DOMENICO CECERE Domenico Cecere	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 25, 2008

/s/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach	Chairman of the Board and Director	January 23, 2008

/s/ RONALD W. BURKLE Ronald W. Burkle	Director	January 23, 2008

/s/ TIMOTHY W. FINCHEM Timothy W. Finchem	Director	January 18, 2008

/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	January 23, 2008

/s/ JAMES A. JOHNSON James A. Johnson	Director	January 23, 2008

/s/ J. TERRENCE LANNI J. Terrence Lanni	Director	January 23, 2008

/s/ MELISSA LORA Melissa Lora	Director	January 23, 2008

/s/ MICHAEL G. MCCAFFERY Michael G. McCaffery	Director	January 18, 2008

/s/ LESLIE MOONVES Leslie Moonves	Director	January 23, 2008

/s/ LUIS G. NOGALES Luis G. Nogales	Director	January 22, 2008

LIST OF EXHIBITS FILED

Sequential
Exhibit		Page
Number	Description	Number

2.1	Share Purchase Agreement, dated May 22, 2007, by and between KB Home, Kaufman and Broad Development Group, International Mortgage Acceptance Corporation, Kaufman and Broad International, Inc. and Financière Gaillon 8 S.A.S., filed as an exhibit to the Company’s Current Report on Form 8-K dated May 22, 2007, is incorporated by reference herein.
3.1	Restated Certificate of Incorporation, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.
3.2	By-Laws, as amended and restated on April 5, 2007, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.
4.1	Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, dated February 4, 1999, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 4, 1999, is incorporated by reference herein.
4.2	Indenture relating to 8 5/8% Senior Subordinated Notes due 2008, and 7 3/4% Senior Subordinated Notes due 2010 between the Company and Sun Trust Bank, Atlanta, dated November 19, 1996 filed as an exhibit to the Company’s Current Report on Form 8-K dated November 19, 1996, is incorporated by reference herein.
4.3	Specimen of 8 5/8% Senior Subordinated Notes due 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2001, is incorporated by reference herein.
4.4	Form of officer’s certificate establishing the terms of the 8 5/8% Senior Subordinated Notes due 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 13, 2001, is incorporated by reference herein.
4.5	Specimen of 7 3/4% Senior Subordinated Notes due 2010, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 27, 2003, is incorporated by reference herein.
4.6	Form of officer’s certificate establishing the terms of the 7 3/4% Senior Subordinated Notes due 2010, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 27, 2003, is incorporated by reference herein.
4.7	Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among the Company, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to the Company’s Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.
4.8	Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to the Company’s Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.
4.9	Second Supplemental Indenture relating to 6 3/8% Senior Notes due 2011 among the Company, the Guarantors and Sun Trust Bank, Atlanta, dated June 30, 2004, filed as an exhibit to the Company’s registration statement No. 333-119228 on Form S-4, is incorporated by reference herein.
4.10	Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.11	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.12	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.

Sequential
Exhibit			Page
Number		Description	Number

4.13		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.14		Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.15		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.16		Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.17		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.18		Second Supplemental Indenture relating to the Company’s Senior Subordinated Notes by and between the Company, the Guarantors named therein, and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006, is incorporated by reference herein.
4.19		Third Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein, the Subsidiary Guarantor named therein and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006, is incorporated by reference herein.
4.20		Fourth Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein and U.S. Bank National Association, dated as of November 9, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.
4.21		Fifth Supplemental Indenture, dated August 17, 2007, relating to the Company’s Senior Notes by and between the Company, the Guarantors, and the Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.
4.22		Third Supplemental Indenture, dated August 17, 2007, relating to the Company’s Senior Subordinated Notes by and between the Company, the Guarantors, and the Trustee, and the Guaranties, each dated August 17, 2007, of the Senior Subordinated Notes, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.
10.1		Consent Order, Federal Trade Commission Docket No. C-2954, dated February 12, 1979, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10	.2*	KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10	.3*	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10	.4*	KB Home Unit Performance Program, filed as an exhibit to the Company’s 1996 Annual Report on Form 10-K, is incorporated by reference herein.
10	.5*	KB Home 1998 Stock Incentive Plan, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.

Sequential
Exhibit			Page
Number		Description	Number

10.6		KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.7		Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10	.8*	Amended and Restated Employment Agreement of Bruce Karatz, dated July 11, 2001, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001, is incorporated by reference herein.
10	.9*	KB Home Nonqualified Deferred Compensation Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.10*	KB Home 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.11*	KB Home Change in Control Severance Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.12*	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.13*	KB Home Retirement Plan, filed as an exhibit to the Company’s 2002 Annual Report on Form 10-K, is incorporated by reference herein.
10	.14*	Amended and Restated KB Home 1999 Incentive Plan, as amended, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10.15		KB Home Non-Employee Directors Stock Plan, as amended and restated as of July 10, 2003, filed as an exhibit to the Company’s 2003 Annual Report on Form 10-K, is incorporated by reference herein.
10.16		Revolving Loan Agreement, dated as of November 22, 2005, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 23, 2005, is incorporated by reference herein.
10.17		Term Loan Agreement, dated as of April 12, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 19, 2006, is incorporated by reference herein.
10	.18*	Form of Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.19*	Form of Incentive Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.20*	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10.21		First Amendment, dated as of October 10, 2006, to the Revolving Loan Agreement dated as of November 22, 2005 among the Company, the lenders party thereto and Bank of America, N.A., filed as an exhibit to the Company’s Current Report on Form 8-K dated October 19, 2006, is incorporated by reference herein.
10.22		Tolling Agreement, dated as of November 12, 2006, by and between the Company and Bruce Karatz, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.

Sequential
Exhibit			Page
Number		Description	Number

10.23		Second Amendment to the Revolving Loan Agreement dated as of November 22, 2005 among KB Home, the lenders party thereto, and Bank of America, N.A., as administrative agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 12, 2006, is incorporated by reference herein.
10	.24*	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.25*	Form of Stock Restriction Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.26*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated March 6, 2007, is incorporated by reference herein.
10	.27*	Amended and Restated 1999 Incentive Plan Performance Stock Agreement between the Company and Jeffrey T. Mezger, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.28*	Form of Stock Option Agreement under the Employment Agreement between the Company and Jeffrey T. Mezger dated as of February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.29*	Form of Amended and Restated 1999 Incentive Plan Stock Appreciation Right Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.30*	Form of Amended and Restated 1999 Incentive Plan Phantom Share Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.31*	Form of Phantom Share Agreement for Non-Senior Management, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.32*	Form of Over Cap Phantom Share Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10.33		Third Amendment Agreement, dated August 17, 2007, to Revolving Loan Agreement, dated as of November 22, 2005, between the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.
10	.34*	Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007, is incorporated by reference herein.
10	.35*†	Kaufman and Broad, Inc. Executive Deferred Compensation Plan, effective as of July 11, 1985.
10	.36*†	Kaufman and Broad Home Corporation Directors’ Deferred Compensation Plan established effective as of July 27, 1989.
10	.37†	Consent decree, dated July 2, 1991, relating to Federal Trade Commission Consent Order.
10	.38*†	Kaufman and Broad Home Corporation 1988 Employee Stock Plan, as amended on January 27, 1994.
12	.1†	Computation of Ratio of Earnings to Fixed Charges.
21	†	Subsidiaries of the Registrant.

Sequential
Exhibit			Page
Number		Description	Number

23	†	Consent of Independent Registered Public Accounting Firm.
31	.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.

†	Document filed with this Form 10-K.