Form 10-Q
period 2008-02-29
KB HOME
filed 2008-04-09
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 29, 2008.
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 29, 2008.
Common stock, par value $1.00 per share: 89,575,824 shares outstanding, including 12,148,482 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 25,483,921 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts — Unaudited)

	Three Months Ended
	February 29,	February 28,
	2008	2007
Total revenues	$794,224	$1,388,838

Homebuilding:
Revenues	$791,308	$1,384,649
Construction and land costs	(912,641)	(1,176,279)
Selling, general and administrative expenses	(127,638)	(205,222)

Operating income (loss)	(248,971)	3,148

Interest income	13,032	4,668
Equity in loss of unconsolidated joint ventures	(39,878)	(2,205)

Homebuilding pretax income (loss)	(275,817)	5,611

Financial Services:
Revenues	2,916	4,189
Expenses	(1,119)	(1,340)
Equity in income of unconsolidated joint venture	6,148	6,795

Financial services pretax income	7,945	9,644

Income (loss) from continuing operations before income taxes	(267,872)	15,255
Income tax expense	(300)	(4,600)

Income (loss) from continuing operations	(268,172)	10,655

Income from discontinued operations, net of income taxes	—	16,882

Net income (loss)	$(268,172)	$27,537

Basic earnings (loss) per share:
Continuing operations	$(3.47)	$.14
Discontinued operations	—	.22

Basic earnings (loss) per share	$(3.47)	$.36

Diluted earnings (loss) per share:
Continuing operations	$(3.47)	$.13
Discontinued operations	—	.21

Diluted earnings (loss) per share	$(3.47)	$.34

Basic average shares outstanding	77,363	76,988

Diluted average shares outstanding	77,363	80,593

Cash dividends per common share	$.25	$.25

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	February 29,	November 30,
	2008	2007
	(unaudited)
Assets

Homebuilding:
Cash and cash equivalents	$1,316,949	$1,325,255
Receivables	191,352	295,739
Inventories	2,853,908	3,312,420
Investments in unconsolidated joint ventures	281,273	297,010
Deferred income taxes	222,458	222,458
Goodwill	67,970	67,970
Other assets	126,927	140,712

	5,060,837	5,661,564

Financial services	49,219	44,392

Total assets	$5,110,056	$5,705,956

Liabilities and stockholders’ equity

Homebuilding:
Accounts payable	$596,109	$699,851
Accrued expenses and other liabilities	773,359	975,828
Mortgages and notes payable	2,161,818	2,161,794

	3,531,286	3,837,473

Financial services	14,255	17,796

Common stock	115,060	114,976
Paid-in capital	855,319	851,628
Retained earnings	1,678,895	1,968,881
Accumulated other comprehensive loss	(22,923)	(22,923)
Grantor stock ownership trust, at cost	(132,012)	(132,608)
Treasury stock, at cost	(929,824)	(929,267)

Total stockholders’ equity	1,564,515	1,850,687

Total liabilities and stockholders’ equity	$5,110,056	$5,705,956

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Three Months Ended
	February 29,	February 28,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(268,172)	$27,537
Income from discontinued operations, net of income taxes	—	(16,882)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Equity in (income) loss of unconsolidated joint ventures	33,730	(5,763)
Distributions of earnings from unconsolidated joint ventures	6,547	10,503
Amortization of discounts and issuance costs	586	635
Depreciation and amortization	2,797	4,603
Excess tax benefit associated with exercise of stock options	1,663	56
Stock-based compensation expense	1,387	1,847
Inventory and joint venture impairments and land option contract abandonments	223,931	8,697
Change in assets and liabilities:
Receivables	92,585	20,681
Inventories	186,032	69,426
Accounts payable, accrued expenses and other liabilities	(228,969)	(345,464)
Other, net	6,585	3,124

Net cash provided (used) by operating activities — continuing operations	58,702	(221,000)
Net cash provided by operating activities — discontinued operations	—	49,647

Net cash provided (used) by operating activities	58,702	(171,353)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(60,805)	(32,525)
Sales (purchases) of property and equipment, net	5,376	(2,870)

Net cash used by investing activities — continuing operations	(55,429)	(35,395)
Net cash used by investing activities — discontinued operations	—	(3,510)

Net cash used by investing activities	(55,429)	(38,905)

Cash flows from financing activities:
Payments on mortgages, land contracts and other loans	(353)	(48,602)
Issuance of common stock under employee stock plans	3,485	2,362
Excess tax benefit associated with exercise of stock options	(1,663)	(56)
Payments of cash dividends	(19,355)	(19,238)
Repurchases of common stock	(557)	(4,238)

Net cash used by financing activities — continuing operations	(18,443)	(69,772)
Net cash used by financing activities — discontinued operations	—	(67,622)

Net cash used by financing activities	(18,443)	(137,394)

Net decrease in cash and cash equivalents	(15,170)	(347,652)
Cash and cash equivalents at beginning of period	1,343,742	804,182

Cash and cash equivalents at end of period	$1,328,572	$456,530

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
In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of February 29, 2008, the results of its consolidated operations for the three months ended February 29, 2008 and February 28, 2007, and its consolidated cash flows for the three months ended February 29, 2008 and February 28, 2007. The results of operations for the three months ended February 29, 2008 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2007 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2007, which are contained in the Company’s Annual Report on Form 10-K for that period.
Earnings (loss) per share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding including all potentially dilutive shares issuable under outstanding stock options. All outstanding stock options were excluded from the diluted loss per share calculation for the three months ended February 29, 2008 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share. For the three months ended February 28, 2007, options to purchase 619,000 shares were excluded from the computations of diluted earnings per share because the exercise price was greater than the average market price of the common stock and their effect would have been antidilutive.
The following table presents a reconciliation of average shares outstanding (in thousands):

	Three Months Ended
	February 29,	February 28,
	2008	2007
Basic average shares outstanding	77,363	76,988

Net effect of stock options assumed to be exercised	—	3,605

Diluted average shares outstanding	77,363	80,593

Comprehensive income (loss)
The following table presents the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	February 29,	February 28,
	2008	2007
Net income (loss)	$(268,172)	$27,537

Foreign currency translation adjustment	—	(397)

Comprehensive income (loss)	$(268,172)	$27,140

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies (continued)
The balances of accumulated other comprehensive loss reported in the consolidated balance sheets as of February 29, 2008 and November 30, 2007 are comprised solely of an adjustment of $22.9 million recorded directly to accumulated other comprehensive loss at the end of 2007 to initially apply Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires an employer to recognize the funded status of a defined postretirement benefit plan as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).
Reclassifications
Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the 2008 presentation.
2. Stock-Based Compensation
The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method effective December 1, 2005. SFAS No. 123(R) requires a public entity to measure compensation cost associated with awards of equity instruments based on the grant-date fair value of the awards over the requisite service period. SFAS No. 123(R) requires public entities to initially measure compensation cost associated with awards of liability instruments based on their current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.
Stock Options
In accordance with SFAS No. 123(R), the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding the dividend yield, the risk-free interest rate, the expected stock-price volatility and the expected term of the stock options. The following table summarizes the stock options outstanding as of February 29, 2008 as well as activity during the three months then ended:

		Weighted
		Average Exercise
	Options	Price
Options outstanding at beginning of period	8,173,464	$30.17

Granted	—	—

Exercised	(83,460)	21.48

Cancelled	(51,851)	42.85

Options outstanding at end of period	8,038,153	$30.18

Options exercisable at end of period	7,218,385	$29.11

As of February 29, 2008, the weighted average remaining contractual lives of stock options outstanding and options exercisable were 9.8 years and 9.9 years, respectively. There was $6.0 million of total unrecognized compensation cost related to unvested stock option awards as of February 29, 2008. For the three months ended February 29, 2008 and February 28, 2007, stock-based compensation expense associated with stock options totaled $1.3 million and $1.8 million, respectively. The aggregate intrinsic value of stock options

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Stock-Based Compensation (continued)
outstanding and stock options exercisable were each $19.4 million as of February 29, 2008. (The intrinsic value of a stock option is the amount by which the market value of a share of the Company’s common stock exceeds the exercise price of the stock option.) The intrinsic value of stock options exercised during the three months ended February 29, 2008 was $.5 million.
Other Stock-Based Awards
From time to time, the Company grants restricted stock, phantom shares and stock appreciation rights to various employees. The Company recognized total compensation expense of $2.9 million in the first quarter of 2008 and $1.2 million in the first quarter of 2007 related to these stock-based awards.
3. Segment Information
As of February 29, 2008, the Company has identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of February 29, 2008, the Company’s homebuilding reporting segments conducted operations in the following states:
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
The Company’s homebuilding reporting segments were identified based primarily on similarities in economic and geographic characteristics, as well as similar product type, regulatory environments, methods used to sell and construct homes and land acquisition characteristics. The Company evaluates segment performance primarily based on pretax income.
The Company’s financial services reporting segment provides title and insurance services to its homebuyers and provided escrow coordination services until the second quarter of 2007, when the Company terminated its escrow coordination business. The financial services reporting segment also provides mortgage banking services to the Company’s homebuyers indirectly through Countrywide KB Home Loans, a joint venture with Countrywide Financial Corporation (“Countrywide”). The Company’s financial services reporting segment conducts operations in the same markets as the Company’s homebuilding reporting segments.
The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment operated as an independent, stand-alone entity during the periods presented.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information (continued)
The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Three Months Ended
	February 29,	February 28,
	2008	2007
Revenues:
West Coast	$241,076	$421,004
Southwest	241,847	339,318
Central	151,889	232,534
Southeast	156,496	391,793

Total homebuilding revenues	791,308	1,384,649
Financial services	2,916	4,189

Total revenues	$794,224	$1,388,838

Income (loss) from continuing operations before income taxes:
West Coast	$(63,201)	$16,235
Southwest	(55,427)	31,120
Central	(29,942)	(14,782)
Southeast	(104,112)	8,353
Corporate and other (a)	(23,135)	(35,315)

Total homebuilding income (loss) from continuing operations before income taxes	(275,817)	5,611
Financial services	7,945	9,644

Total income (loss) from continuing operations before income taxes	$(267,872)	$15,255

Interest cost:
West Coast	$7,964	$1,986
Southwest	6,842	9,453
Central	4,674	5,072
Southeast	5,671	5,400
Corporate and other	3,425	3,862

Total (b)	$28,576	$25,773

(a)	Corporate and other includes corporate general and administrative expenses.

(b)	Interest cost for the three months ended February 29, 2008 and February 28, 2007 represents $28.6 million and $25.8 million, respectively, of interest amortized in construction and land costs.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information (continued)

	Three Months Ended
	February 29,	February 28,
	2008	2007
Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(588)	$(1,088)
Southwest	(5,175)	62
Central	(1,514)	(429)
Southeast	(23,815)	(274)
Corporate and other	(8,786)	(476)

Total	$(39,878)	$(2,205)

Inventory impairments:
West Coast	$52,114	$932
Southwest	52,010	—
Central	17,285	300
Southeast	58,915	3,781

Total	$180,324	$5,013

Inventory abandonments:
West Coast	$—	$1,695
Southwest	187	103
Central	—	720
Southeast	7,064	1,166

Total	$7,251	$3,684

Joint venture impairments:
West Coast	$8,106	$—
Southwest	4,944	—
Central	471	—
Southeast	22,835	—

Total	$36,356	$—

	February 29,	November 30,
	2008	2007
Assets:
West Coast	$1,355,462	$1,542,948
Southwest	703,115	887,361
Central	582,076	643,599
Southeast	726,350	845,679
Corporate and other	1,693,834	1,741,977

Total homebuilding assets	5,060,837	5,661,564
Financial services	49,219	44,392

Total assets	$5,110,056	$5,705,956

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information (continued)

	February 29,	November 30,
	2008	2007
Investments in unconsolidated joint ventures:
West Coast	$68,235	$63,450
Southwest	135,159	134,082
Central	6,006	7,230
Southeast	71,873	92,248

Total	$281,273	$297,010

4. Financial Services
     Financial information related to the Company’s financial services reporting segment is as follows (in thousands):

	Three Months Ended
	February 29,	February 28,
	2008	2007
Revenues
Interest income	$47	$43
Title services	438	1,417
Insurance commissions	2,431	2,197
Escrow coordination fees	—	532

Total	2,916	4,189

Expenses
General and administrative	(1,119)	(1,340)

Operating income	1,797	2,849
Equity in income of unconsolidated joint venture	6,148	6,795

Pretax income	$7,945	$9,644

	February 29,	November 30,
	2008	2007
Assets
Cash and cash equivalents	$11,623	$18,487
Receivables	14,457	2,655
Investment in unconsolidated joint venture	23,049	23,140
Other assets	90	110

Total assets	$49,219	$44,392

Liabilities
Accounts payable and accrued expenses	$14,255	$17,796

Total liabilities	$14,255	$17,796

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Inventories
     Inventories consisted of the following (in thousands):

	February 29,	November 30,
	2008	2007
Homes, lots and improvements in production	$2,241,742	$2,473,980

Land under development	612,166	838,440

Total	$2,853,908	$3,312,420

     The Company’s interest costs are as follows (in thousands):

	Three Months Ended
	February 29,	February 28,
	2008	2007
Capitalized interest at beginning of period	$348,084	$333,020

Interest incurred	38,502	51,549

Interest amortized	(28,576)	(25,773)

Capitalized interest at end of period	$358,010	$358,796

6. Impairments and Abandonments
Each parcel or community in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. If indicators of potential impairment exist for a parcel or community, the identified inventory is evaluated for recoverability in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Impairment indicators are assessed separately for each parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, home delivery volume or gross margins; significant increases in budgeted land development and construction costs or cancellation rates; and projected losses on expected future housing or land sales. When an indicator of potential impairment is identified, the Company tests the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset.
A real estate asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the current conditions in the market in which the asset is located. These factors are specific to each community and may vary among communities.
Based on the results of its evaluations, the Company recognized pretax, non-cash inventory impairment charges of $180.3 million in the first quarter of 2008 and $5.0 million in the first quarter of 2007. As of February 29, 2008, the aggregate carrying value of inventory that had been impacted by pretax, non-cash impairment charges was $1.48 billion, representing 156 communities and various other land parcels. As of November 30, 2007, the aggregate carrying value of inventory that had been impacted by pretax, non-cash impairment charges was $1.35 billion, representing 144 communities and various other land parcels.
The Company’s optioned inventory is assessed to determine whether it continues to meet the Company’s internal investment standards. Assessments are made separately for each parcel on a quarterly basis and are affected by,

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Impairments and Abandonments (continued)
among other factors: current and/or anticipated sales rates, average selling prices, home delivery volume and gross margins; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made to no longer exercise land option contracts due to market conditions and/or changes in market strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. The Company recognized abandonment charges associated with land option contracts of $7.3 million in the first quarter of 2008 and $3.7 million in the first quarter of 2007. The inventory impairment charges and land option contract abandonment charges are included in construction and land costs in the Company’s consolidated statements of operations.
Due to the judgment and assumptions applied in the estimation process with respect to impairments and abandonments, it is possible that actual results could differ from those estimated.
The Company’s equity in loss of unconsolidated joint ventures in the first quarter of 2008 reflects non-cash impairment charges of $36.4 million, including valuation adjustments related to the Company’s investments in certain unconsolidated joint ventures.
7. Consolidation of Variable Interest Entities
In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46(R)”), to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities, called variable interest entities (“VIEs”), in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under FASB Interpretation No. 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and must consolidate the entity in its financial statements.
The Company enters into joint ventures from time to time for the purpose of conducting land acquisition, development and other homebuilding activities. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with FASB Interpretation No. 46(R) when they are entered into or upon a reconsideration event. All of the Company’s joint ventures at February 29, 2008 and November 30, 2007 were determined to be unconsolidated joint ventures because either they were not VIEs, or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.
In the ordinary course of its business, the Company enters into land option contracts in order to procure land for the construction of homes. The use of such option agreements generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories on its consolidated balance sheet. Under such land option contracts, the Company will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of the Company’s land option contracts may create a variable interest for the Company, with the land seller being identified as a VIE.
In compliance with FASB Interpretation No. 46(R), the Company analyzes its land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event, and as a result has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. Although the Company does not have legal title to the optioned land, FASB Interpretation No. 46(R) requires the Company to consolidate the VIE if the Company is determined to be the primary beneficiary. The consolidation of VIEs in which the Company was determined to be the primary beneficiary increased inventories, with a corresponding increase to accrued expenses and other liabilities, on the Company’s consolidated balance sheets by $19.0 million at both February 29, 2008 and November 30, 2007. The liabilities related to the Company’s

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7. Consolidation of Variable Interest Entities (continued)
consolidation of VIEs from which it is purchasing land under option contracts represents the difference between the purchase price of optioned land not yet purchased and the Company’s cash deposits. The Company’s cash deposits related to these land option contracts totaled $4.7 million at both February 29, 2008 and November 30, 2007. Creditors, if any, of these VIEs have no recourse against the Company. As of February 29, 2008, excluding consolidated VIEs, the Company had cash deposits totaling $39.8 million, which were associated with land option contracts having an aggregate purchase price of $736.5 million.
The Company’s exposure to loss related to its land option contracts with third parties and unconsolidated entities consisted of its non-refundable deposits totaling $44.5 million at February 29, 2008 and $59.3 million at November 30, 2007. In addition, the Company posted letters of credit of $46.3 million at February 29, 2008 and $103.7 million at November 30, 2007 in lieu of cash deposits under certain land option contracts.
The Company also evaluates land option contracts in accordance with Statement of Financial Accounting Standards No. 49, “Accounting for Product Financing Arrangements” (“SFAS No. 49”) and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on its consolidated balance sheets by $136.2 million at February 29, 2008 and $221.1 million at November 30, 2007.
8. Goodwill
The Company’s goodwill balance totaled $68.0 million at both February 29, 2008 and November 30, 2007. Of this total, $24.6 million related to the Company’s Central reporting segment and $43.4 million related to its Southeast reporting segment.
9. Mortgages and Notes Payable
On January 25, 2008, the Company entered into the fourth amendment to its unsecured revolving credit facility (“Credit Facility”). The fourth amendment lowered the minimum consolidated tangible net worth the Company is required to maintain under the Credit Facility from $2.00 billion to $1.00 billion and reduced the aggregate commitment under the Credit Facility from $1.50 billion to $1.30 billion. The amendment did not change the November 2010 maturity date of the Credit Facility. The Company paid a fee to lenders that consented to the amendment.
10. Commitments and Contingencies
The Company provides a limited warranty on all of its homes. The specific terms and conditions of warranties vary depending on the market in which the Company does business. The Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of a home such as appliances. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities, which are included in accrued expenses and other liabilities in the consolidated balance sheets, and adjusts the amounts as necessary based on its assessment.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Commitments and Contingencies (continued)
     The changes in the Company’s warranty liability are as follows (in thousands):

	Three Months Ended
	February 29,	February 28,
	2008	2007
Balance at beginning of period	$151,525	$141,060

Warranties issued	6,934	12,726

Payments and adjustments	(7,542)	(14,114)

Balance at end of period	$150,917	$139,672

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
The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above its coverage limits or not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $98.6 million at February 29, 2008 and $95.6 million at November 30, 2007, and are included in the consolidated balance sheets as accrued expenses and other liabilities.
The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with subdivision improvements such as roads, sewers and water. At February 29, 2008, the Company had approximately $961.9 million of performance bonds and $229.6 million of letters of credit outstanding. In the event any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. However, the Company does not believe that any currently outstanding performance bonds or letters of credit will be called.
Borrowings outstanding and letters of credit issued under the Company’s Credit Facility are guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”).
In the ordinary course of business, the Company enters into land option contracts to procure land for the construction of homes. At February 29, 2008, the Company had total deposits of $90.8 million, comprised of cash deposits of $44.5 million and letters of credit of $46.3 million, to purchase land with a total remaining purchase price of $755.5 million. The Company’s land option contracts generally do not contain provisions requiring the Company’s specific performance.
The Company conducts a portion of its land acquisition, development and other homebuilding activities through participation in unconsolidated joint ventures in which it holds less than a controlling interest. These unconsolidated joint ventures operate in certain markets where the Company’s consolidated homebuilding operations are located. Through these unconsolidated joint ventures, the Company seeks to reduce and share market and development risks and also reduce the amount of capital it invests in land inventory, while increasing the number of homesites it may own or control. In some instances, participating in unconsolidated joint ventures

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Commitments and Contingencies (continued)
enables the Company to acquire and develop land that it might not otherwise obtain or have access to due to the project’s size, financing needs, duration of improvements or other conditions or circumstances. The Company’s partners in these unconsolidated joint ventures are usually unrelated homebuilders, land developers and other real estate entities. While the Company views its participation in unconsolidated joint ventures as beneficial to its homebuilding activities, it does not view such participation as essential.
The Company and/or its unconsolidated joint venture partners typically obtain options or enter into other arrangements to purchase portions of the land held by the unconsolidated joint ventures. The prices for these land options are generally negotiated prices that approximate fair market value. The Company does not include in its income from unconsolidated joint ventures its pro rata share of unconsolidated joint venture earnings resulting from land sales to its homebuilding operations. The Company defers recognition of its share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time it accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint ventures.
The Company’s equity investment in these unconsolidated joint ventures totaled $281.3 million at February 29, 2008 and $297.0 million at November 30, 2007. These unconsolidated joint ventures had total assets of $2.34 billion at February 29, 2008 and $2.51 billion at November 30, 2007. At February 29, 2008, the Company’s five largest unconsolidated joint ventures collectively represented approximately 80% of the Company’s total investment in unconsolidated joint ventures. To finance their respective land acquisition and development activities, many of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $1.51 billion at February 29, 2008 and $1.54 billion at November 30, 2007.
In certain instances, the Company and the other partners in an unconsolidated joint venture provide guarantees and indemnities to the unconsolidated joint venture’s lenders that may include a pro rata share of one or more of the following: (a) the physical completion of improvements for a project and/or the obligation to contribute equity to the unconsolidated joint venture to enable it to fund its completion obligations, which the Company refers to as a “completion guaranty;” (b) the payment of (i) losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the project, or (ii) outstanding principal and interest and certain other amounts owed to lenders upon the filing by the unconsolidated joint venture of a voluntary bankruptcy petition or the filing of an involuntary bankruptcy petition by creditors of the unconsolidated joint venture in which the unconsolidated joint venture or its partners collude or which the unconsolidated joint venture fails to contest, each of which the Company refers to as a “carve-out guaranty;” and/or (c) the payment of funds to maintain the value of the unconsolidated joint venture’s secured collateral (generally land and improvements) at or above a specific percentage of the outstanding loan balance, which the Company refers to as a “loan-to-value maintenance guaranty.”
The Company’s potential exposure under its completion guarantees is limited to the amount, if any, by which an unconsolidated joint venture’s outstanding borrowings exceed the value of its assets, though in the aggregate the Company believes its actual exposure under these guarantees will be substantially less than this amount. The Company currently has no reason to believe that its carve-out guarantees will be triggered in any material amount. At February 29, 2008, the Company’s pro rata share of loan-to-value maintenance guarantees of unconsolidated joint venture debt totaled approximately $105.3 million.
In addition to the above-described guarantees and indemnities, the Company has also provided a several guaranty to the lenders of one of the Company’s unconsolidated joint ventures that by its terms purports to guarantee the payment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders in the event an involuntary bankruptcy proceeding is commenced against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. Commitments and Contingencies (continued)
contests the filing. The Company’s potential exposure under this guaranty fluctuates with the outstanding balance of the unconsolidated joint venture’s debt and with its and its partners’ respective land purchases from the unconsolidated joint venture. At February 29, 2008, this unconsolidated joint venture had total outstanding indebtedness of approximately $327.9 million and, if this guaranty was enforceable, the Company’s potential exposure under the guaranty was approximately $182.7 million. This unconsolidated joint venture recently stopped making interest payments to its lenders. As a result, the unconsolidated joint venture recently received a notice from its lenders’ administrative agent asserting that the unconsolidated joint venture is in default of its loan agreement as a result of this failure to pay interest when due. The Company is currently exploring resolutions of the matter with the lenders, the lenders’ administrative agent and its partners in this unconsolidated joint venture, but there can be no assurance that the Company will reach a satisfactory resolution with all of the parties involved.
11. Legal Matters
Derivative Litigation
On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans, and seek unspecified money damages and injunctive and other equitable relief. Defendants have not yet responded to the complaints. On January 22, 2007, the court entered an order, pursuant to an agreement among the parties and the Company, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, the Company’s former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect. Pursuant to further stipulated orders, these terms remain in effect and are now scheduled to expire on May 1, 2008, unless otherwise agreed in writing. The plaintiffs have agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007. The parties may extend the agreement that options will not be exercised by the Company’s former Chairman and Chief Executive Officer beyond the current May 1, 2008 expiration date.
On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans and seek unspecified money damages and injunctive and other equitable relief. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On January 9, 2007, plaintiffs filed a consolidated complaint. All defendants filed motions to dismiss the complaint on April 2, 2007. Subsequently, plaintiffs filed a motion for partial summary judgment against certain of the defendants. Pursuant to stipulated orders, the motions to dismiss and the motion for partial summary judgment have been taken off calendar to permit the parties to explore settlement via mediation. The latest order provides that unless otherwise agreed to by the parties or ordered by the court, the motions shall be back on calendar as of late April 2008. Discovery has not commenced. At this time, the Company has not concluded whether any potential outcome of the derivative litigation is likely to be material to its consolidated financial position or results of operations.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Legal Matters (continued)
Government Investigations
In August 2006, the Company announced that it had received an informal inquiry from the SEC relating to its stock option grant practices. In January 2007, the Company was informed of the SEC’s decision to conduct a formal investigation of this matter. The Department of Justice (“DOJ”) is also looking into these practices but has informed the Company that it is not a target of this investigation. The Company has cooperated with these government agencies and intends to continue to do so. At this time, the Company has not concluded whether an unfavorable outcome of one or both of the government investigations is likely to be material to its consolidated financial position or results of operations.
ERISA Litigation
A complaint dated March 14, 2007 in an action brought under Section 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., was filed in the United States District Court for the Central District of California. The action is brought against the Company, its directors, and certain of its current and former officers. Plaintiffs allege that they are bringing the action on behalf of all participants in the Company’s 401(k) Savings Plan (the “401(k) Plan”). Plaintiffs allege that the defendants breached fiduciary duties owed to members of the 401(k) Plan by virtue of issuing backdated option grants and failing to disclose this information to the 401(k) Plan participants. Plaintiffs claim that this conduct unjustly enriched certain defendants to the detriment of the 401(k) Plan and its participants, and caused the 401(k) Plan to invest in the Company’s securities at allegedly artificially inflated prices. The action purports to assert three causes of action for various alleged breaches of fiduciary duty and seeks unspecified money damages and injunctive and other equitable relief. The Company has filed a motion to dismiss all claims alleged against it. The court heard oral argument on the motion on November 19, 2007. On February 22, 2008, the court issued an order granting the Company’s motion to dismiss without leave to amend and granting the individuals’ motion to dismiss with leave to amend. On March 17, 2008, plaintiffs filed a first amended complaint in which they added two additional individuals as plaintiffs and allege that, as a result of the court’s February 22, 2008 order, only these two new plaintiffs are asserting claims against the Company in the action. Because of the pendency of the motion, no discovery has been taken in the action. While the Company believes it has strong defenses to the ERISA claims, it has not concluded whether an unfavorable outcome is likely to be material to its consolidated financial position or results of operations.
Storm Water Matter
In January 2003, the Company received a request for information from the Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. Several other public homebuilders have received similar requests. The request sought information about storm water pollution control program implementation at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the DOJ tentatively asserted that certain regulatory requirements applicable to storm water discharges had been violated on certain occasions at certain of the Company’s construction sites, and unspecified civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect the Company to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. The Company has defenses to the claims that have been asserted and is exploring with the EPA, DOJ and other homebuilders methods of resolving the matter. To resolve the matter, the DOJ will want the Company to pay civil penalties and sign a consent decree affecting the Company’s storm water pollution practices at construction sites. While the amount of civil penalties and the terms of the consent decree have not yet been resolved, the Company believes that the costs associated with any resolution of the matter are not likely to be material to its consolidated financial position or results of operations.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. Legal Matters (continued)
Other Matters
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
12. Stockholders’ Equity
As of February 29, 2008, the Company was authorized to repurchase four million shares under a board-approved stock repurchase program. The Company did not repurchase any of its common stock under this program in the first quarter of 2008. The Company acquired $.6 million of common stock in the first quarter of 2008, which were previously issued shares delivered to the Company by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the share repurchase program.
13. Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS No. 157 in 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. The Company is currently evaluating the potential impact of adopting the remaining provisions of SFAS No. 157 on its consolidated financial position and results of operations.
14. Income Taxes
The Company’s income tax expense totaled $.3 million in the first quarter of 2008 and $4.6 million in the first quarter of 2007. These amounts represented effective income tax rates from continuing operations of .1% in the first quarter of 2008 and 30.2% in the first quarter of 2007. The significant change in the Company’s effective tax rate resulted from no tax benefits being recorded in the first quarter of 2008 as a result of a full valuation allowance of $100.0 million related to the Company’s current year loss, and the recognition of a liability for unrecognized tax benefits. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the Company was unable to record a deferred tax benefit that would have reduced its net loss in the first quarter of 2008 due to the uncertainty of realizing such deferred tax assets.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FASB Interpretation No. 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14. Income Taxes (continued)
taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company implemented the provisions of FASB Interpretation No. 48 effective December 1, 2007. The cumulative effect of the adoption of FASB Interpretation No. 48 was recorded in the first quarter of 2008 as a $2.5 million reduction to beginning retained earnings. Gross unrecognized tax benefits as of December 1, 2007 totaled $37.8 million. As of the date of adoption, the Company’s liability for unrecognized tax benefits was $29.0 million, which, if recognized, would affect the Company’s effective tax rate.
The Company estimates that within 12 months from the date of adoption of FASB Interpretation No. 48, $5.9 million of unrecognized federal income tax liability will reverse due to the anticipated expiration of time to assess tax. As of the date of adoption of FASB Interpretation No. 48, fiscal years 2003 through 2007 remain subject to examination.
Since the adoption of FASB Interpretation No. 48 on December 1, 2007, there have been no material changes to the components of the Company’s total unrecognized tax benefit, including the amounts which, if recognized, would affect the Company’s effective tax rate. It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease as a result of the potential resolution with the Internal Revenue Service relating to issues stemming from fiscal years 2004 and 2005. However, any change that could occur within the next 12 months cannot be estimated at this time.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its consolidated financial statements as a component of the income tax provision consistent with the Company’s historical accounting policy. After the adoption of FASB Interpretation No. 48 on December 1, 2007, the Company’s total gross accrued interest and penalties was $16.5 million. At February 29, 2008, its total gross accrued interest and penalties was $17.0 million. The Company’s liability for unrecognized tax benefits, combined with accrued interest and penalties, is reflected as a component of accrued expenses and other liabilities in its consolidated balance sheet.
15. Supplemental Disclosure to Consolidated Statements of Cash Flows
     The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended
	February 29,	February 28,
	2008	2007
Summary of cash and cash equivalents:
Homebuilding	$1,316,949	$362,604
Financial services	11,623	26,687
Discontinued operations	—	67,239

Total	$1,328,572	$456,530

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$35,940	$35,915
Income taxes paid (refunded)	(105,885)	2,967

Supplemental disclosures of non-cash activities:
Cost of inventories acquired through seller financing	$—	$4,139
Decrease in consolidated inventories not owned	(84,905)	(171,520)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information

The Company’s obligation to pay principal, premium, if any and interest under certain debt instruments are guaranteed on a joint and several basis by certain of the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by the Company. The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.
Condensed Consolidating Statements of Operations
Three Months Ended February 29, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$626,450	$167,774	$—	$794,224

Homebuilding:
Revenues	$—	$626,450	$164,858	$—	$791,308
Construction and land costs	—	(685,882)	(226,759)	—	(912,641)
Selling, general and administrative expenses	(14,693)	(74,230)	(38,715)	—	(127,638)

Operating loss	(14,693)	(133,662)	(100,616)	—	(248,971)
Interest income (expense), net of amounts capitalized	18,226	(8,679)	(9,547)	—	—
Other, net	11,882	(1,493)	(37,235)	—	(26,846)

Homebuilding pretax income (loss)	15,415	(143,834)	(147,398)	—	(275,817)

Financial services pretax income	—	—	7,945	—	7,945

Total pretax income (loss)	15,415	(143,834)	(139,453)	—	(267,872)
Income tax expense	—	(150)	(150)	—	(300)
Equity in net loss of subsidiaries	(283,587)	—	—	283,587	—

Net loss	$(268,172)	$(143,984)	$(139,603)	$283,587	$(268,172)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information (continued)
Condensed Consolidating Statements of Operations
Three Months Ended February 28, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$1,024,013	$364,825	$—	$1,388,838

Homebuilding:
Revenues	$—	$1,024,013	$360,636	$—	$1,384,649
Construction and land costs	—	(853,746)	(322,533)	—	(1,176,279)
Selling, general and administrative expenses	(29,967)	(126,164)	(49,091)	—	(205,222)

Operating income (loss)	(29,967)	44,103	(10,988)	—	3,148
Interest income (expense), net of amounts capitalized	45,875	(33,669)	(12,206)	—	—
Other, net	3,201	126	(864)	—	2,463

Homebuilding pretax income (loss)	19,109	10,560	(24,058)	—	5,611

Financial services pretax income	—	—	9,644	—	9,644

Income (loss) from continuing operations before income taxes	19,109	10,560	(14,414)	—	15,255
Income tax benefit (expense)	(5,800)	(3,200)	4,400	—	(4,600)

Income (loss) from continuing operations before equity in net income (loss) of subsidiaries	13,309	7,360	(10,014)	—	10,655
Income from discontinued operations,net of income taxes	—	—	16,882	—	16,882

Income before equity in net income (loss) of subsidiaries	13,309	7,360	6,868	—	27,537

Equity in net income (loss) of subsidiaries:
Continuing operations	(2,654)	—	—	2,654	—
Discontinued operations	16,882	—	—	(16,882)	—

Net income	$27,537	$7,360	$6,868	$(14,228)	$27,537

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information (continued)
Condensed Consolidating Balance Sheets
February 29, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$1,186,590	$21,809	$108,550	$—	$1,316,949
Receivables	23,024	145,296	23,032	—	191,352
Inventories	—	2,311,812	542,096	—	2,853,908
Other assets	392,139	225,670	80,819	—	698,628

	1,601,753	2,704,587	754,497	—	5,060,837

Financial services	—	—	49,219	—	49,219
Investments in subsidiaries	(246,233)	—	—	246,233	—

Total assets	$1,355,520	$2,704,587	$803,716	$246,233	$5,110,056

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$159,924	$892,735	$316,809	$—	$1,369,468
Mortgages and notes payable	2,143,031	18,787	—	—	2,161,818

	2,302,955	911,522	316,809	—	3,531,286

Financial services	—	—	14,255	—	14,255
Intercompany	(2,511,950)	1,935,399	576,551	—	—
Stockholders’ equity	1,564,515	(142,334)	(103,899)	246,233	1,564,515

Total liabilities and stockholders’ equity	$1,355,520	$2,704,587	$803,716	$246,233	$5,110,056

November 30, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$1,104,429	$71,519	$149,307	$—	$1,325,255
Receivables	126,531	151,089	18,119	—	295,739
Inventories	—	2,670,155	642,265	—	3,312,420
Other assets	405,306	219,146	103,698	—	728,150

	1,636,266	3,111,909	913,389	—	5,661,564

Financial services	—	—	44,392	—	44,392
Investments in subsidiaries	64,148	—	—	(64,148)	—

Total assets	$1,700,414	$3,111,909	$957,781	$(64,148)	$5,705,956

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$210,697	$1,130,047	$334,935	$—	$1,675,679
Mortgages and notes payable	2,142,654	19,140	—	—	2,161,794

	2,353,351	1,149,187	334,935	—	3,837,473

Financial services	—	—	17,796	—	17,796
Intercompany	(2,503,624)	1,962,722	540,902	—	—
Stockholders’ equity	1,850,687	—	64,148	(64,148)	1,850,687

Total liabilities and stockholders’ equity	$1,700,414	$3,111,909	$957,781	$(64,148)	$5,705,956

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information (continued)
Condensed Consolidating Statements of Cash Flows
Three Months Ended February 29, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net loss	$(268,172)	$(143,984)	$(139,603)	$283,587	$(268,172)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Inventory and joint venture impairments and land option contract abandonments	—	112,605	111,326	—	223,931
Changes in assets and liabilities:
Inventories	—	160,896	25,136	—	186,032
Other, net	60,297	(140,601)	(2,785)	—	(83,089)

Net cash provided (used) by operating activities	(207,875)	(11,084)	(5,926)	283,587	58,702

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(11,887)	(48,918)	—	(60,805)
Other, net	6,069	(710)	17	—	5,376

Net cash provided (used) by investing activities	6,069	(12,597)	(48,901)	—	(55,429)

Cash flows from financing activities:
Payments on mortgages, land contracts and other loans	—	(353)	—	—	(353)
Other, net	(18,090)	—	—	—	(18,090)
Intercompany	302,057	(25,676)	7,206	(283,587)	—

Net cash provided (used) by financing activities	283,967	(26,029)	7,206	(283,587)	(18,443)

Net increase (decrease) in cash and cash equivalents	82,161	(49,710)	(47,621)	—	(15,170)
Cash and cash equivalents at beginning of period	1,104,429	71,519	167,794	—	1,343,742

Cash and cash equivalents at end of period	$1,186,590	$21,809	$120,173	$—	$1,328,572

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16 .Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Cash Flows
Three Months Ended February 28, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net income	$27,537	$9,686	$12,710	$(22,396)	$27,537
Income from discontinued operations, net of income taxes	—	—	(16,882)	—	(16,882)
Adjustments to reconcile net income to net cash used by operating activities:
Inventory and joint venture impairments and land option contract abandonments	—	4,665	4,032	—	8,697
Changes in assets and liabilities:
Accounts payable, accrued expense and other liabilities	(72,809)	(253,028)	(19,627)	—	(345,464)
Other, net	12,984	155,349	(63,221)	—	105,112

Net cash used by operating activities — continuing operations	(32,288)	(83,328)	(82,988)	(22,396)	(221,000)
Net cash provided by operating activities — discontinued operations	—	—	49,647	—	49,647

Net cash used by operating activities	(32,288)	(83,328)	(33,341)	(22,396)	(171,353)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(17,589)	(16,109)	—	(33,698)
Other, net	1,317	(1,973)	(1,041)	—	(1,697)

Net cash provided (used) by investing activities — continuing operations	1,317	(19,562)	(17,150)	—	(35,395)
Net cash used by investing activities — discontinued operations	—	—	(3,510)	—	(3,510)

Net cash provided (used) by investing activities	1,317	(19,562)	(20,660)	—	(38,905)

Cash flows from financing activities:
Other, net	(21,174)	(27,031)	(21,567)	—	(69,772)
Intercompany	(131,723)	123,996	(14,669)	22,396	—

Net cash provided (used) by financing activities — continuing operations	(152,897)	96,965	(36,236)	22,396	(69,772)
Net cash used by financing activities — discontinued operations	—	—	(67,622)	—	(67,622)

Net cash provided (used) by financing activities	(152,897)	96,965	(103,858)	22,396	(137,394)

Net decrease in cash and cash equivalents	(183,868)	(5,925)	(157,859)	—	(347,652)

Cash and cash equivalents at beginning of period	447,221	150,829	206,132	—	804,182

Cash and cash equivalents at end of period	$263,353	$144,904	$48,273	$—	$456,530

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding operations and our financial services operations. Discontinued operations are comprised solely of our French construction operations, which we sold on July 10, 2007. The following table presents a summary of our results for the three months ended February 29, 2008 and February 28, 2007 (in thousands, except per share amounts):

	Three Months Ended
	February 29,	February 28,
	2008	2007
Revenues:
Homebuilding	$791,308	$1,384,649
Financial services	2,916	4,189

Total	$794,224	$1,388,838

Pretax income (loss):
Homebuilding	$(275,817)	$5,611
Financial services	7,945	9,644

Income (loss) from continuing operations before income taxes	(267,872)	15,255
Income tax expense	(300)	(4,600)

Income (loss) from continuing operations	$(268,172)	$10,655

Income from discontinued operations, net of income taxes	—	16,882

Net income (loss)	$(268,172)	$27,537

Basic earnings (loss) per share:
Continuing operations	$(3.47)	$.14
Discontinued operations	—	.22

Basic earnings (loss) per share	$(3.47)	$.36

Diluted earnings (loss) per share:
Continuing operations	$(3.47)	$.13
Discontinued operations	—	.21

Diluted earnings (loss) per share	$(3.47)	$.34

During the first quarter of 2008, we and the homebuilding industry in general continued to experience extremely challenging business conditions created by an oversupply of new and resale homes, rising foreclosure activity, intensifying competition for sales, reduced affordability for potential homebuyers, ongoing turmoil in consumer mortgage lending and other credit markets, and eroding consumer confidence, due in part to a general downturn in economic activity and job creation. These adverse conditions have persisted in varying degrees since the second half of 2006 and their impact is clearly reflected in our results for the first quarter of 2008. Our first quarter results were also substantially affected by strategic actions we have taken over the past several months in each of our homebuilding reporting segments to reduce our inventory investments and the number of our active communities to better align our business operations with today’s significantly reduced home sales activity relative to the peak levels of a few years ago and our diminished future sales expectations. In the first quarter of 2008, we operated 38% fewer active communities than a year ago. This was a significant factor in the year-over-year declines in net orders, deliveries and revenues we experienced in each of our homebuilding segments. We also experienced year-over-year decreases in revenues in each reporting segment in the first quarter of 2008 due to targeted sales price reductions and sales concessions we implemented in certain markets or communities in response to competitive pressures, weak consumer demand and heightened supply levels, as well as our ongoing efforts to enhance the affordability of our homes, particularly in light of tighter consumer mortgage lending standards. As a result of current market conditions and our current strategic initiatives, we expect to report reduced year-over-year net orders, deliveries and revenues throughout 2008.
Our total revenues of $794.2 million for the three months ended February 29, 2008 decreased 43% from $1.39 billion for the three months ended February 28, 2007. The $594.6 million decrease in total revenues was principally due to a decrease in housing revenues, reflecting fewer homes delivered and lower average selling prices compared to the year-earlier quarter. We delivered 2,928 homes in the first quarter of 2008, down 43% from the 5,136 homes we delivered in the year-earlier quarter. The overall average selling price of our homes decreased 7% to $248,200 in the first quarter of 2008 from $267,400 in the corresponding period of 2007. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. Included in our total revenues were financial services revenues of $2.9 million in the three months ended February 29, 2008 and $4.2 million in the three months ended February 28, 2007.
We incurred an after-tax loss of $268.2 million, or $3.47 per diluted share, in the first quarter of 2008, largely due to pretax, non-cash charges of $223.9 million associated with inventory and joint venture impairments and the abandonment of land option contracts, and compressed operating margins resulting from competitive pressures in our homebuilding business. The inventory impairments were triggered by price reductions we made in certain markets in response to competitive pressures and local market conditions. They were also triggered by our strategic decisions to monetize land and other interests in certain markets where we decided to wind down development activity and not make additional investments. The abandonment charges resulted from our decisions to not pursue certain land option contracts where housing market conditions depressed land values and potential projects no longer met our internal investment standards. We were also unable to record a deferred tax benefit, which would have reduced our net loss in the first quarter of 2008, due to the uncertainty of realizing such deferred tax assets. In the first quarter of 2007, we generated after-tax income of $27.5 million, or $.34 per diluted share, including after-tax income of $16.8 million, or $.21 per diluted share from the French discontinued operations which we sold in July 2007.
We continue to focus on initiatives to enhance our financial position. Our cash balance of $1.33 billion and debt balance of $2.16 billion at February 29, 2008 were largely unchanged from the balances at November 30, 2007. On January 25, 2008, we entered into an amendment to our Credit Facility that lowered the minimum consolidated tangible net worth we are required to maintain from $2.00 billion to $1.00 billion and reduced the aggregate commitment under the Credit Facility from $1.50 billion to $1.30 billion. The amendment did not change the November 2010 maturity date of the Credit Facility. Our ratio of debt to total capital, net of cash, remained below our target level and our liquidity, including the available capacity under our Credit Facility, was more than $2.30 billion at February 29, 2008. We believe we have a strong financial position that gives us a distinct competitive advantage relative to other homebuilding companies and should provide us with a solid platform for growth once the housing market eventually stabilizes.
Our backlog at February 29, 2008 consisted of 4,843 homes, representing projected future housing revenues of approximately $1.23 billion. These backlog measures declined 57% and 59%, respectively, from the 11,183 homes, representing approximately $3.04 billion in projected future housing revenues, at February 28, 2007. These backlog level decreases reflected our reduced active community count, the effects of several quarters of negative year-over-year net order results and lower average selling prices. Net orders generated from our homebuilding operations decreased 75% to 1,449 in the first quarter of 2008 from 5,744 net orders in the first quarter of 2007, largely due to a strategic reduction over the past few months in the number of active communities we operate. Net orders decreased in each of our homebuilding reporting segments in the first quarter of 2008. Our overall cancellation rate improved to 53% in the first quarter of 2008 from the 58% rate we experienced in the fourth quarter of 2007, but was higher than the 34% cancellation rate we reported in the first quarter of 2007. Cancellation rates increased year-over-year in all of our homebuilding reporting segments.
HOMEBUILDING
We have grouped our homebuilding activities into four reporting segments, which we refer to as West Coast, Southwest, Central and Southeast. As of February 29, 2008, our reportable homebuilding segments consisted of operations located in the following states: West Coast — California; Southwest — Arizona, Nevada and New Mexico; Central — Colorado, Illinois and Texas; and Southeast — Florida, Georgia, Maryland, North Carolina, South Carolina and Virginia. Based on a strategic review of our marketing plans, we recently decided to wind down development activity and not make additional investments in Illinois, Maryland, New Mexico and Virginia.

The following table presents a summary of selected financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended
	February 29,	February 28,
	2008	2007
Revenues:
Housing	$726,714	$1,373,258
Land	64,594	11,391

Total	791,308	1,384,649

Costs and expenses:
Construction and land costs
Housing	771,993	1,160,461
Land	140,648	15,818

Total	912,641	1,176,279
Selling, general and administrative expenses	127,638	205,222

Total	1,040,279	1,381,501

Operating income (loss)	$(248,971)	$3,148

Homes delivered	2,928	5,136
Average selling price	$248,200	$267,400
Housing gross margin	-6.2%	15.5%

Selling, general and administrative expenses as a percent of housing revenues	17.6%	14.9%

Operating income (loss) as a percent of homebuilding revenues	-31.5%	.2%
The following tables present residential information by reporting segment in terms of homes delivered to home buyers, net orders taken and cancellation rates for the three-month periods ended February 29, 2008 and February 28, 2007, together with backlog data in terms of homes and value by reporting segment as of February 29, 2008 and February 28, 2007:

	Homes Delivered		Net Orders		Cancellation Rates
Segment	2008	2007	2008	2007	2008	2007
West Coast	614	895	539	1,467	41%	28%

Southwest	740	1,185	186	1,108	56	34

Central	899	1,427	231	1,333	70	40

Southeast	675	1,629	493	1,836	50	34

Total	2,928	5,136	1,449	5,744	53%	34%

Unconsolidated joint ventures	75	8	48	85	45%	19%

			Backlog — Value
	Backlog — Homes		(In Thousands)
Segment	2008	2007	2008	2007
West Coast	1,115	2,187	$438,505	$1,054,825

Southwest	752	2,453	179,114	640,856

Central	1,343	2,961	236,725	494,429

Southeast	1,633	3,582	376,872	846,070

Total	4,843	11,183	$1,231,216	$3,036,180

Unconsolidated joint ventures	182	131	$77,196	$42,401

Revenues. Homebuilding revenues decreased by $593.3 million, or 43%, to $791.3 million in the quarter ended February 29, 2008 from $1.38 billion in the year-earlier quarter due to a decrease in housing revenues, partly offset by an increase in land sale revenues. Housing revenues of $726.7 million for the quarter ended February 29, 2008 decreased $646.5 million, or 47%, from $1.37 billion in the year-earlier quarter, reflecting fewer homes delivered and an overall lower average selling price. We delivered 2,928 homes in the first quarter of 2008, down 43% from 5,136 homes delivered in the year-earlier quarter, with year-over-year decreases occurring in each of our homebuilding reporting segments. The decline in homes delivered was largely due to a 38% decrease in the number of our active communities in the first quarter of 2008 compared to the year-earlier quarter as a result of our strategic actions over the past several months to decrease inventory levels to better align our operations with reduced housing market activity. We expect our reduced active community count to continue to negatively impact, on a year-over-year basis, the number of homes we deliver and the amount of revenues we generate from our housing operations for the remainder of 2008. Our average new home selling price decreased 7% to $248,200 in the quarter ended February 29, 2008 from $267,400 in the year-earlier quarter. Year-over-year, average selling prices declined 17% in our West Coast segment, 14% in our Southwest segment, and 4% in our Southeast segment due to downward pricing pressure resulting from weak consumer demand and heightened competition from homebuilders and other sellers, and our efforts to redesign our products to improve their affordability. Sales prices were up 4% in the Central segment, primarily due to changes in product mix. We believe our average selling price will continue to decrease overall due to ongoing affordability challenges for potential homebuyers and tougher consumer mortgage lending requirements, and our roll out of products at lower price points.
Revenues from land sales totaled $64.6 million in the first quarter of 2008 and $11.4 million in the year-earlier quarter. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions. In the first quarter of 2008, land sale revenues increased from the year-earlier quarter as the continued deterioration in housing market conditions caused us to reassess our future sales expectations in certain markets, leading us to sell land that no longer fit our marketing strategy rather than holding it for future development.
Operating Income. Our homebuilding operations posted an operating loss of $249.0 million in the three months ended February 29, 2008, a decrease of $252.1 million from operating income of $3.1 million in the three months ended February 28, 2007, reflecting losses from both housing operations and land sales. The first quarter 2008 operating loss represented 31.5% of homebuilding revenues; in the year-earlier quarter, operating income represented .2% of homebuilding revenues. This 31.7 percentage-point change in operating results was mainly due to a decline in our housing gross margin, which decreased to a negative 6.2% in the first quarter of 2008 from a positive 15.5% in the year-earlier quarter. The change in our housing gross margin was largely due to pretax, non-cash charges of $110.3 million for inventory impairments and land option contract abandonments in the three months ended February 29, 2008, lower average selling prices and the increased use of price concessions and sales incentives to meet competitive conditions.
The inventory impairments in the first quarter of 2008 were largely triggered by price reductions we implemented in certain markets due to competitive pressures, weak demand, increasing levels of housing inventory in the marketplace and tighter consumer mortgage underwriting standards. The higher impairment charge recorded in the first quarter of 2008 compared to the first quarter of 2007 reflects the persistent and intensifying deterioration of housing market conditions, including an oversupply of new and resale homes, rising foreclosure activity, intensifying competition for sales, reduced affordability, ongoing turmoil in the consumer mortgage lending and other credit markets, and eroding consumer confidence due to a general downturn in the economic activity and job creation. These conditions drove down sales prices and operating margins and depressed the fair value of new homes in many of our communities.
The deteriorating market conditions were evident in our cancellation rates, which increased in each of our homebuilding segments in the first quarter of 2008 compared to the year-earlier quarter. In the West Coast segment, our first quarter cancellation rate increased to 41% in 2008 from 28% in 2007, and in the Southwest segment the cancellation rate rose to 56% from 34%. In the Central segment, we experienced a cancellation rate of 70% in the first quarter of 2008 compared to 40% in the year-earlier quarter. In our Southeast segment, our cancellation rate increased to 50% in the first quarter of 2008 from 34% in the year-earlier quarter.
Difficult market conditions also depressed land values and led us to terminate our land option contracts on potential projects that no longer met our internal investment standards. In the first quarter of 2008, pretax, non-cash charges associated with land option contract abandonments totaled $7.3 million compared to $3.7 million in the first quarter of 2007. Excluding inventory impairment and abandonment charges ($110.3 million in the first quarter of 2008 and $5.5 million in the first quarter of 2007), our first quarter housing gross margin would have been positive 9.0% in 2008 and positive 15.9% in 2007.
Our land sales in the first quarter of 2008 generated losses of $76.1 million, which included $77.2 million of pretax, non-cash impairment charges related to planned future land sales as a result of our strategic decisions to monetize land and other interests in certain markets where we are winding down development activity and not making additional investments. In the first quarter of 2007, land sales produced a loss of $4.4 million, which included $3.2 million of pretax, non-cash impairment charges related to planned future land sales.
Inventory impairments occurred in each of our homebuilding reporting segments in the first quarter of 2008. Impairments in our Central segment were less severe than in other segments, in part, because overall property value depreciation in that segment has been less severe than in the West Coast, Southwest and Southeast segments. As of February 29, 2008, the aggregate carrying value of inventory that had been impacted by pretax, non-cash impairment charges was $1.48 billion, representing 156 communities and various other land parcels. As of November 30, 2007, the aggregate carrying value of inventory that had been impacted by pretax, non-cash impairment charges was $1.35 billion, representing 144 communities and various other land parcels.
Selling, general and administrative expenses decreased by $77.6 million, or 38%, to $127.6 million in the three months ended February 29, 2008, from $205.2 million in the corresponding period of 2007. The year-over-year decrease reflects our efforts to align our business operations with a lower volume of homes being delivered. As a percent of housing revenues, selling, general and administrative expenses increased to 17.6% from 14.9% in the year-earlier quarter mainly due to the substantial decrease in housing revenues, reflecting our strategic community count reductions. We expect our selling, general and administrative expenses as a percent of housing revenues to remain above 2007 levels for the duration of the year as it will take some time for our overhead to align with the substantial decrease in revenues.
Interest Income. Interest income totaled $13.0 million in the first three months of 2008 and $4.7 million in the first three months of 2007. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our short-term investments and our mortgages receivable, as well as fluctuations in interest rates. The increase in interest income in the first quarter of 2008 compared to the first quarter of 2007 reflects a substantial increase in short-term investments due to the higher level of cash we have on hand from the July 2007 sale of our French discontinued operations and our reduction in land purchases.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $39.9 million in the first quarter of 2008 compared to $2.2 million in the first quarter of 2007. In the first quarter of 2008, our equity in loss of unconsolidated joint ventures included a pretax, non-cash charge of $36.4 million to recognize the impairment of certain unconsolidated joint ventures in our West Coast, Southwest and Southeast segments. Our unconsolidated joint ventures posted combined revenues of $27.4 million in the first three months of 2008 compared to $2.1 million in the corresponding period of 2007 primarily due to an increase in homes delivered from unconsolidated joint ventures in 2008. Activities performed by our unconsolidated joint ventures generally include buying, developing and selling land, and, in some cases, building and delivering homes. Our unconsolidated joint ventures delivered 75 homes in the first quarter of 2008 and 8 homes in the first quarter of

2007. Unconsolidated joint ventures generated combined losses of $18.8 million in the first quarter of 2008 and $5.5 million in the corresponding quarter of 2007.
HOMEBUILDING SEGMENTS
The following table sets forth financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Three Months Ended
	February 29,	February 28,
	2008	2007
West Coast:
Revenues	$241,076	$421,004
Construction and land costs	(279,615)	(362,576)
Selling, general and administrative expenses	(28,780)	(49,392)

Operating income (loss)	(67,319)	9,036
Other, net	4,118	7,199

Pretax income (loss)	$(63,201)	$16,235

Southwest:
Revenues	$241,847	$339,318
Construction and land costs	(272,291)	(273,089)
Selling, general and administrative expenses	(21,653)	(33,385)

Operating income (loss)	(52,097)	32,844
Other, net	(3,330)	(1,724)

Pretax income (loss)	$(55,427)	$31,120

Central:
Revenues	$151,889	$232,534
Construction and land costs	(152,763)	(205,221)
Selling, general and administrative expenses	(26,374)	(40,509)

Operating loss	(27,248)	(13,196)
Other, net	(2,694)	(1,586)

Pretax loss	$(29,942)	$(14,782)

Southeast:
Revenues	$156,496	$391,793
Construction and land costs	(205,084)	(333,754)
Selling, general and administrative expenses	(30,913)	(49,362)

Operating income (loss)	(79,501)	8,677
Other, net	(24,611)	(324)

Pretax income (loss)	$(104,112)	$8,353

The following tables present inventory impairment and abandonment information relating to our homebuilding reporting segments (in thousands):

	Three Months Ended
	February 29,	February 28,
	2008	2007
Inventory impairments:
West Coast	$52,114	$932
Southwest	52,010	—
Central	17,285	300
Southeast	58,915	3,781

Total	$180,324	$5,013

Inventory abandonments:
West Coast	$—	$1,695
Southwest	187	103
Central	—	720
Southeast	7,064	1,166

Total	$7,251	$3,684

West Coast — In the first quarters of 2008 and 2007, all West Coast segment revenues were generated from housing operations and there were no land sales. Housing revenues from our West Coast segment decreased 43% to $241.1 million in the first quarter of 2008 from $421.0 million in the year-earlier quarter due to a 31% decrease in homes delivered and a 17% decrease in the average selling price. Homes delivered in this segment decreased to 614 in the first quarter of 2008 from 895 in the year-earlier quarter largely due to a 28% decrease in our active communities in this segment, reflecting our strategic efforts to reduce active community counts. The average selling price fell to $392,600 in the first quarter of 2008 from $470,400 in the year-earlier quarter due to greater use of price concessions in response to highly competitive conditions and weak demand. The lower average selling price in the first quarter of 2008 also reflects our efforts to redesign our products to improve their affordability.
Our West Coast segment generated a pretax loss of $63.2 million in the three months ended February 29, 2008, down from pretax income of $16.2 million in the year-earlier quarter. The loss reflected a substantial decline in the gross margin, partly offset by a decrease in selling, general and administrative expenses. The gross margin from our West Coast segment declined to negative 16.0% in the first quarter of 2008 from positive 13.9% in the first quarter of 2007, due to inventory impairment and land option contract abandonment charges of $52.1 million, as well as lower sales prices and more frequent use of sales incentives. In the first quarter of 2007, inventory impairment and land option contract abandonment charges totaled $2.6 million. Selling, general and administrative expenses decreased by $20.6 million, or 42%, to $28.8 million in the first quarter of 2008 from $49.4 million in the first quarter of 2007 due to our actions to align our overhead with reduced home deliveries.
Southwest — Our Southwest segment generated total revenues of $241.8 million in the first quarter of 2008, down 29% from $339.3 million in the year-earlier quarter, reflecting a decrease in housing revenues partly offset by an increase in land sale revenues. In the first quarter of 2008, housing revenues from our Southwest segment decreased 46% to $179.2 million from $339.3 million in the first quarter of 2007, due to a 38% decrease in homes delivered and a 14% decrease in the average selling price. We delivered 740 homes at an average price of $242,100 in the first quarter of 2008 compared to 1,185 homes at an average price of $281,700 in the year-earlier period. We delivered fewer homes in the first quarter of 2008 largely due to a 19% decrease in the number of active communities we operate, reflecting our strategic efforts to reduce active community counts. The average selling price decreased due to pricing pressure resulting from the excess supply of new and resale homes in certain markets within this segment and lower levels of demand. Land sale revenues totaled $62.7 million in the first quarter of 2008 and $5.5 million in the year-earlier quarter.
Our Southwest segment generated a pretax loss of $55.4 million in the quarter ended February 29, 2008, down from pretax income of $31.1 million in the year-earlier quarter. The loss resulted from a decrease in the gross margin, partly offset by a decrease in selling, general and administrative expenses. In our Southwest segment, the gross margin fell to negative 12.6% in the first quarter of 2008 from positive 19.5% in the first quarter of

2007, largely due to $52.2 million of inventory impairment and land option contract abandonment charges, continued difficult market conditions, heighted competition and the increased use of price concessions and sales incentives. In the first quarter of 2007, land option contract abandonment charges totaled $.1 million. Selling, general and administrative expenses decreased by $11.7 million, or 35%, to $21.7 million in the quarter ended February 29, 2008 from $33.4 million in the year-earlier quarter reflecting the impact of our initiatives to reduce the size of our business in light of reduced housing activity in this segment.
Central — Total revenues from our Central segment decreased 35% to $151.9 million in the first quarter of 2008 from $232.5 million in the year-earlier quarter, primarily due to a decline in housing revenues. Housing revenues decreased 34% to $151.4 million in the quarter ended February 29, 2008 from $230.3 million in the quarter ended February 28, 2007 due to a 37% decrease in homes delivered, partly offset by a 4% increase in the average selling price. Homes delivered in this segment decreased to 899 in the first quarter of 2008 from 1,427 in the year-earlier quarter principally due to a 37% decrease in active communities, reflecting our strategic efforts to reduce active community counts. The average selling price increased to $168,400 in the first quarter of 2008 from $161,400 in the year-earlier quarter due to a change in product mix.
Our Central segment posted pretax losses of $29.9 million in the first quarter of 2008 and $14.8 million in the year-earlier quarter. The increased loss in the first quarter of 2008 reflected a substantial decline in the gross margin, partly offset by a decrease in selling, general and administrative expenses. The gross margin from our Central segment declined to negative .6% in the first quarter of 2008 from positive 11.7% in the first quarter of 2007, mainly due to inventory impairment and land option contract abandonment charges of $17.3 million. In the first quarter of 2007, inventory impairment and land option contract abandonment charges totaled $1.0 million. Selling, general and administrative expenses of $26.4 million in the first quarter of 2008 decreased by $14.1 million, or 35%, from $40.5 million in the first quarter of 2007, reflecting our efforts to calibrate our operations to the reduced level of housing activity in this segment.
Southeast — Our Southeast segment generated total revenues of $156.5 million in the quarter ended February 29, 2008, down 60% from $391.8 million in the quarter ended February 28, 2007 mainly due to a decrease in housing revenues. Housing revenues from our Southeast segment declined 60% to $155.1 million in the first quarter of 2008 from $388.0 million in the year-earlier quarter due to a 59% decrease in homes delivered and a 4% decrease in the average selling price. Homes delivered in this segment decreased to 675 in the first quarter of 2008 from 1,629 in the year-earlier quarter mostly due to a 56% decrease in active communities, reflecting our strategic efforts to reduce active community counts. The average selling price fell to $229,800 in the first quarter of 2008 from $238,200 in the year-earlier quarter due to pricing pressure resulting from highly competitive conditions.
Our Southeast segment generated a pretax loss of $104.1 million in the three months ended February 29, 2008 compared to pretax income of $8.4 million in the three months ended February 28, 2007. The loss in the first three months of 2008 was due to a substantial decline in the gross margin, partially offset by a decrease in selling, general and administrative expenses. In the Southeast segment, the gross margin decreased to negative 31.0% in the first quarter of 2008 from positive 14.8% in the first quarter of 2007, primarily due to inventory impairment and land option contract abandonment charges of $66.0 million. In the first quarter of 2007, inventory impairment and land option contract abandonment charges totaled $4.9 million. Selling, general and administrative expenses decreased by $18.4 million, or 37%, to $30.9 million in the first quarter of 2008 from $49.4 million in the first quarter of 2007 due to our actions to align our overhead with the lower volume of home deliveries in the Southeast segment. Other, net expenses increased to $24.6 million in the first quarter of 2008 from $.3 million in the year-earlier quarter due to impairment charges of $22.8 million related to this segment’s unconsolidated joint venture investments.
FINANCIAL SERVICES
Our financial services segment provides title and insurance services to our homebuyers and provided escrow coordination services until the second quarter of 2007, when we terminated our escrow coordination business. This segment also provides mortgage banking services to our homebuyers indirectly through Countrywide KB Home Loans. We and Countrywide each have a 50% ownership interest in the Countrywide KB Home Loans joint venture, with Countrywide providing management oversight of the joint venture’s operations. Countrywide KB Home Loans is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.

The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Three Months Ended
	February 29,	February 28,
	2008	2007
Revenues	$2,916	$4,189
Expenses	(1,119)	(1,340)
Equity in pretax income of unconsolidated joint venture	6,148	6,795

Pretax income	$7,945	$9,644

Total originations (a):
Loans	2,511	3,226
Principal	$533,575	$755,224
Retention rate	79%	63%

Loans sold to third parties (a):
Loans	3,564	4,118
Principal	$766,174	$987,017

(a)	Loan originations and sales occur within the Countrywide KB Home Loans joint venture.
Revenues. Financial services revenues totaled $2.9 million in the first quarter of 2008 and $4.2 million in the first quarter of 2007, and included revenues from interest income, title services and insurance commissions. In the first quarter of 2007, financial services revenues also included escrow coordination fees. The decrease in financial services revenues in the three months ended February 29, 2008 compared to the year-earlier period reflects the elimination of escrow coordination fees due to the termination of our escrow coordination business in the second quarter of 2007, and lower revenues from title services reflecting fewer homes delivered from the Company’s homebuilding operations.
Expenses. General and administrative expenses totaled $1.1 million in the first quarter of 2008 and $1.3 million in the first quarter of 2007. The decrease in general and administrative expenses was primarily due to the termination of our escrow coordination business in the second quarter of 2007.
Equity in Pretax Income of Unconsolidated Joint Venture. The $6.1 million and $6.8 million reported as equity in income of unconsolidated joint venture for the three months ended February 29, 2008 and February 28, 2007, respectively, relates to our 50% interest in the Countrywide KB Home Loans joint venture. The Countrywide KB Home Loans joint venture originated 2,511 loans in the first quarter of 2008 compared to 3,226 loans in the year-earlier quarter, as the impact of fewer homes delivered from our homebuilding operations was partly offset by an increase in Countrywide KB Home Loans’ retention rate (the percentage of our homebuyers using Countrywide KB Home Loans as a loan originator). Countrywide KB Home Loans’ retention rate increased by 16 percentage points to 79% in the first three months of 2008 from 63% for the first three months of 2007, reflecting the continued maturation of Countrywide KB Home Loans’ operations and the diminished availability of alternative consumer mortgage lenders in the marketplace.
INCOME TAXES
Income tax expense from continuing operations totaled $.3 million in the first quarter of 2008 and $4.6 million in the first quarter of 2007. These amounts represented effective income tax rates from continuing operations of .1% in the first quarter of 2008 and 30.2% in the first quarter of 2007. The significant change in our effective tax rate resulted from no tax benefits being recorded in the first quarter of 2008 as a result of a full valuation allowance of $100.0 million related to our current year loss, and the recognition of a liability for unrecognized tax benefits. Under SFAS No. 109, we were unable to record a deferred tax benefit that would have reduced our net loss in the first quarter of 2008 due to the uncertainty of realizing such deferred tax assets.

Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing. We may also borrow funds from time to time under our Credit Facility.
In light of the prolonged downturn in the housing market, we remain focused on generating and preserving cash. We took several decisive actions in 2007 that resulted in substantial cash flow generation and debt reductions in that year, including selling our French operations, reducing inventory and active community counts, trimming our workforce and consolidating or exiting underperforming markets. During the first quarter of 2008, we remained committed to our balance sheet initiatives and as a result ended the quarter with $1.33 billion of cash and $2.16 billion of debt. Both of these amounts were essentially unchanged from the balances we had as of November 30, 2007. Due to seasonal fluctuations in our home sales activity, we have in past years experienced negative cash flows from operations in the first quarter of our fiscal years. However, as a result of our balance sheet focus, we substantially maintained our cash and debt at year-end 2007 levels. We currently expect to generate positive cash flows from operations in the remaining quarters of 2008.
Capital Resources. On January 25, 2008, we entered into the fourth amendment to our Credit Facility. The fourth amendment lowered the minimum consolidated tangible net worth we are required to maintain under the Credit Facility from $2.00 billion to $1.00 billion and reduced the aggregate commitment under the Credit Facility from $1.50 billion to $1.30 billion. The amendment did not change the November 2010 maturity date of the Credit Facility. We paid a fee to lenders that consented to the amendment. As of February 29, 2008, we had no outstanding borrowings under our Credit Facility and $229.6 million of outstanding letters of credit, leaving us with $1.07 billion available for our future use.
Our financial leverage, as measured by the ratio of debt to total capital, was 58.0% at February 29, 2008 compared to 53.9% at November 30, 2007. The increase in this ratio reflected lower retained earnings at February 29, 2008 primarily due to pretax, non-cash charges recorded during the first quarter of 2008 for the impairment of inventory and joint ventures and the abandonment of land option contracts, and no tax benefits being recorded as a result of providing a full valuation allowance related to our pretax loss for the quarter. Our ratio of net debt to net total capital at February 29, 2008 was 35.1%, compared to 31.1% at November 30, 2007 and 46.2% at February 28, 2007. Net debt to net total capital is calculated by dividing mortgages and notes payable, net of homebuilding cash, by net total capital (mortgages and notes payable, net of homebuilding cash, plus stockholders’ equity). We believe the ratio of net debt to net total capital is useful in understanding the leverage employed in our operations and comparing us with others in the homebuilding industry.
Consolidated Cash Flows. Operating, investing and financing activities used net cash of $15.2 million in the three months ended February 29, 2008 and $347.7 million in the three months ended February 28, 2007. The decrease in cash used in the first quarter of 2008 compared to the year-earlier period reflects our efforts to generate and preserve cash by delivering backlog, reducing active communities and curtailing land investments, among other actions.
Operating Activities. Operating activities provided net cash flows of $58.7 million in the first three months of 2008 and used net cash of $171.4 million in the first three months of 2007. The year-over-year change in operating cash flow primarily reflected a net decrease in inventories resulting from our curtailment of inventory investments in light of challenging housing market conditions and our lowered future sales expectations. Our sources of operating cash in the first quarter of 2008 included a net decrease in inventories of $186.0 million (excluding a decrease of $84.9 million in consolidated inventories not owned), a decrease in receivables of $92.6 million, other operating sources of $6.6 million and various non-cash items added to the net loss. Partially offsetting the cash provided was a net loss of $268.2 million and a decrease in accounts payable, accrued expenses and other liabilities of $229.0 million.
In the first three months of 2007, uses of operating cash by our continuing operations included a decrease in accounts payable, accrued expenses and other liabilities of $345.5 million. The cash used was partially offset by a net decrease in inventories of $69.4 million (excluding $4.1 million of inventories acquired through seller financing and a decrease of $171.5 million in consolidated inventories not owned), earnings of $27.5 million, a decrease in receivables of $20.7 million, other operating sources of $3.1 million and various non-cash items deducted from income from continuing operations. Our French discontinued operations provided net cash from operating activities of $49.6 million in the first quarter of 2007.

Investing Activities. Investing activities used net cash of $55.4 million in the first quarter of 2008 and $38.9 million in the year-earlier quarter. In the first three months of 2008, $60.8 million of cash was used for investments in unconsolidated joint ventures. The cash used was partially offset by $5.4 million provided from net sales of property and equipment. In the first three months of 2007, continuing operations used cash of $32.5 million for investments in unconsolidated joint ventures and $2.9 million for net purchases of property and equipment. Our French discontinued operations used net cash of $3.5 million for investing activities in the first quarter of 2007.
Financing Activities. Net cash used for financing activities was $18.5 million in the first three months of 2008 and $137.4 million in the first three months of 2007. In the first quarter of 2008, cash was used for dividend payments of $19.4 million, excess tax benefit associated with the exercise of stock options of $1.7 million, repurchases of common stock of $.6 million in connection with the satisfaction of employee withholding taxes on vested restricted stock and net payments on short-term borrowings of $.4 million. These uses of cash were partly offset by $3.5 million from the issuance of common stock under employee stock plans.
In the first three months of 2007, continuing operations used cash of $48.6 million for net payments on short-term borrowings, $19.2 million for dividend payments, $4.2 million for repurchases of common stock in connection with the satisfaction of employee withholding taxes on vested restricted stock and $.1 million of excess tax benefit associated with the exercise of stock options. These uses of cash were partly offset by $2.3 million from the issuance of common stock under employee stock plans. Our French discontinued operations used net cash of $67.6 million for financing activities in the first quarter of 2007.
Shelf Registration Statement. At February 29, 2008, $450.0 million of capacity remained available under our universal shelf registration statement filed with the SEC on November 12, 2004.
Share Repurchase Program. At February 29, 2008, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the first quarter of 2008.
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
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
We conduct a portion of our land acquisition, development and other homebuilding activities through participation in unconsolidated joint ventures in which we hold less than a controlling interest. These unconsolidated joint ventures operate in certain markets where our consolidated homebuilding operations are located. Through these unconsolidated joint ventures, we seek to reduce and share market and development risks and also reduce the amount of capital we invest in land inventory, while increasing the number of homesites we may own or control. In some instances, participating in unconsolidated joint ventures enables us to acquire and develop land that we might not otherwise obtain or have access to due to the project’s size, financing needs, duration of improvements or other conditions or circumstances. Our partners in these unconsolidated joint ventures are usually unrelated homebuilders, land developers and other real estate entities. While we view our participation in unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view such participation as essential and we anticipate decreasing our investments in unconsolidated joint ventures in 2008.
We and/or our unconsolidated joint venture partners typically obtain options or enter into other arrangements to purchase portions of the land held by the unconsolidated joint ventures. The prices for these land options are generally negotiated prices that approximate fair market value. We do not include in our income from unconsolidated joint ventures our pro rata share of unconsolidated joint venture earnings resulting from land sales to our homebuilding operations. We defer recognition of our share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint ventures.

Our equity investment in these unconsolidated joint ventures totaled $281.3 million at February 29, 2008 and $297.0 million at November 30, 2007. These unconsolidated joint ventures had total assets of $2.34 billion at February 29, 2008 and $2.51 billion at November 30, 2007. At February 29, 2008, our five largest unconsolidated joint ventures collectively represented approximately 80% of our total investment in unconsolidated joint ventures. To finance their respective land acquisition and development activities, many of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $1.51 billion at February 29, 2008 and $1.54 billion at November 30, 2007.
In certain instances, we and the other partners in an unconsolidated joint venture provide guarantees and indemnities to the unconsolidated joint venture’s lenders that may include a pro rata share of one or more of the following: (a) the physical completion of improvements for a project and/or the obligation to contribute equity to the unconsolidated joint venture to enable it to fund its completion obligations, which we refer to as a “completion guaranty;” (b) the payment of (i) losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the project, or (ii) outstanding principal and interest and certain other amounts owed to lenders upon the filing by the unconsolidated joint venture of a voluntary bankruptcy petition or the filing of an involuntary bankruptcy petition by creditors of the unconsolidated joint venture in which the unconsolidated joint venture or its partners collude or which the unconsolidated joint venture fails to contest, each of which we refer to as a “carve-out guaranty;” and/or (c) the payment of funds to maintain the value of the unconsolidated joint venture’s secured collateral (generally land and improvements) at or above a specific percentage of the outstanding loan balance, which we refer to as a “loan-to-value maintenance guaranty.”
Our potential exposure under our completion guarantees is limited to the amount, if any, by which an unconsolidated joint venture’s outstanding borrowings exceed the value of its assets, though in the aggregate we believe our actual exposure under these guarantees will be substantially less than this amount. We currently have no reason to believe that our carve-out guarantees will be triggered in any material amount. At February 29, 2008, our pro rata share of loan-to-value maintenance guarantees of unconsolidated joint venture debt totaled approximately $105.3 million.
In addition to the above-described guarantees and indemnities, we have also provided a several guaranty to the lenders of one of our unconsolidated joint ventures that by its terms purports to guarantee the payment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders in the event an involuntary bankruptcy proceeding is commenced against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. Our potential exposure under this guaranty fluctuates with the outstanding balance of the unconsolidated joint venture’s debt and with our and our partners’ respective land purchases from the unconsolidated joint venture. At February 29, 2008, this unconsolidated joint venture had total outstanding indebtedness of approximately $327.9 million and, if this guaranty was enforceable, our potential exposure under the guaranty was approximately $182.7 million. This unconsolidated joint venture recently stopped making interest payments to its lenders. As a result, the unconsolidated joint venture recently received a notice from its lenders’ administrative agent asserting that the unconsolidated joint venture is in default of its loan agreement as a result of this failure to pay interest when due. We are currently exploring resolutions of the matter with the lenders, the lenders’ administrative agent and our partners in this unconsolidated joint venture, but there can be no assurance that we will reach a satisfactory resolution with all of the parties involved.
In the ordinary course of business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements generally allows us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, including interest and other carrying costs, and minimizes the amount of our land inventories on our consolidated balance sheet. Under such land option contracts, we will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. As of February 29, 2008, excluding consolidated

VIEs, we had cash deposits totaling $39.8 million, which were associated with land option contracts having an aggregate purchase price of $736.5 million.
We also evaluate land option contracts in accordance with SFAS No. 49 and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $136.2 million at February 29, 2008 and $221.1 million at November 30, 2007.
We are often required to obtain performance bonds and letters of credit in support of our obligations to various municipalities and other government agencies in connection with subdivision improvements such as roads, sewers and water. At February 29, 2008, we had approximately $961.9 million of performance bonds and $229.6 million of letters of credit outstanding. In the event any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. However, we do not believe that any currently outstanding performance bonds or letters of credit will be called. The expiration dates of letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the contractual performance is completed.
We have, and require the majority of our subcontractors to have, general liability insurance (including construction defect coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We record expenses and liabilities based on the costs required to cover our self-insured retention and deductible amounts under our insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above our coverage limits or not covered by our policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported. We engage a third-party actuary that uses our historical claim data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the self-insured portion of our general liability insurance. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of products we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.
Critical Accounting Policies
Except as set forth below, there have been no significant changes to our critical accounting policies and estimates during the three months ended February 29, 2008 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
Inventory Impairments and Abandonments. Each parcel or community in our owned inventory is assessed to determine if indicators of potential impairment exist. If indicators of potential impairment exist for a parcel or community, the identified inventory is evaluated for recoverability in accordance with SFAS No. 144. Impairment indicators are assessed separately for each parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, home delivery volume or gross margins; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future housing or land sales. When an indicator of potential impairment is identified, we test the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by our expectations related to: market supply and demand, including estimates concerning average selling prices; sales incentives; sales and cancellation rates; and anticipated land development, construction, and overhead costs to be incurred. These estimates are specific to each community and may vary among communities.
A real estate asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the current conditions in the market in which the asset is located. These factors are specific to each community and may vary among communities.
Our optioned inventory is assessed to determine whether it continues to meet our internal investment standards. Assessments are made separately for each parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices, home delivery volume and gross margins; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made to no longer exercise land option contracts due to market conditions and/or changes in market strategy, we write off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects.
The value of the land and housing inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, such inventory. We have analyzed trends and other information related to each of the markets where we do business and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to the judgment and assumptions applied in the estimation process, it is possible that actual results could differ from those estimated.
We believe the carrying value of our remaining inventory is currently recoverable. However, if housing market conditions worsen in the future beyond our current expectations, or if future changes in our marketing strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for abandonments or inventory impairments, or both, related to existing assets in future periods. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
Goodwill. We have recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we test goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We evaluate goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of the reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. In accordance with SFAS No. 142, we have determined that our reporting units are the same as our reporting segments. We have four homebuilding reporting units (West Coast, Southwest, Central and Southeast) and one financial services reporting unit.
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
In performing our impairment analysis, we developed a range of fair values for our homebuilding and financial services reporting units using a discounted cash flow methodology and a market multiple methodology. For the financial services reporting unit, we also used a comparable transaction methodology.
The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our projections of financial performance for a five-year period. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues, gross margins and operating margins, which vary among reporting units.

The market multiple methodology establishes fair value by comparing us to other publicly traded companies that are similar to us from an operational and economic standpoint. The market multiple methodology compares us to the comparable companies on the basis of risk characteristics in order to determine our risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. The market multiples we use are: a) price to net book value, b) enterprise value (“EV”) to revenue (for each of the homebuilding reporting units) and c) EV to EBITDA. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. The comparable transaction methodology establishes fair value similar to the market multiple methodology, utilizing recent transactions within the industry as the market multiple. However, no control premium is applied when using the comparable transaction methodology because these transactions represent control transactions.
As a result of our impairment evaluations performed during 2007, we wrote off $107.9 million of goodwill related to our Southwest reporting segment, where all of the goodwill previously recorded was determined to be impaired. As of February 29, 2008, we had total goodwill of $68.0 million, of which $24.6 million related to our Central reporting segment and $43.4 million related to our Southeast reporting segment. Although we did not identify any goodwill impairment in the first quarter of 2008, if housing market conditions deteriorate further or if our marketing strategy in either of these reporting units changes, it is possible that goodwill in these reporting units may become impaired in future periods.
Income Taxes. We account for income taxes in accordance with SFAS No. 109. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS No. 109, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.
During 2008 and 2007, we made investments that resulted in benefits in the form of synthetic fuel tax credits that were generated during calendar year 2007. Under current tax law, these credits are subject to a phase-out provision that gradually reduces the credits if the annual average price of domestic crude oil increases to a stated phase-out range. Based on current estimates of the annual average price of domestic crude oil for 2007, a 65% phase-out of our December 2007 tax credits is reflected in the effective income tax rate for the first quarter of 2008, and a zero phase-out is reflected in the first quarter of 2007.
As discussed in Note 14. Income Taxes, in the Notes to Consolidated Financial Statements in this quarterly report, we adopted FASB Interpretation No. 48 on December 1, 2007. The cumulative effect of the adoption of FASB Interpretation No. 48 was recorded as a $2.5 million reduction to beginning retained earnings. In accordance with the provisions of FASB Interpretation No. 48, we recognized, in our consolidated financial statements, the impact of a tax position if a tax return’s position or future tax position is “more likely than not” to prevail (defined as a likelihood of more than 50% of being sustained upon audit, based on the technical merits of the tax position).
We recognize accrued interest and penalties related to unrecognized tax benefits in the consolidated financial statements as a component of the income tax provision consistent with our historical accounting policy. Our liability for unrecognized tax benefits, combined with accrued interest and penalties, is reflected as a component of accrued expenses and other liabilities in our consolidated balance sheet.
Prior to the adoption of FASB Interpretation No. 48, we applied Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (“SFAS No. 5”), to assess and provide for potential income tax exposures. In accordance with SFAS No. 5, we maintained reserves for tax contingencies based on reasonable estimates of the tax liabilities, interest, and penalties (if any) that may result from such audits. FASB Interpretation No. 48 substantially changes the applicable accounting model and is likely to cause greater volatility in the consolidated statements of operations and effective tax rates as more items are recognized and/or derecognized discretely within income tax expense.
Outlook
At February 29, 2008, our backlog of new home orders totaled 4,843 homes, representing projected future housing revenues of $1.23 billion. These amounts represented decreases of 57% and 59%, respectively, from 11,183 homes and projected future housing revenues of $3.04 billion at February 28, 2007. Our substantially lower backlog at the end of the first quarter of 2008 reflects the combined impact of the difficult market conditions and the strategic actions we have taken over the past several months to decrease our active community counts to align our business operations with reduced levels of demand in the marketplace. We operated from 38% fewer communities in the first quarter of 2008 compared to the year-earlier quarter, and we expect to continue to operate with fewer active communities until we see reasonable signs of a housing market recovery to support additional investments in new properties or projects.
A lower year-over-year active community count and difficult market conditions also reduced our operating results in the first quarter of 2008 compared to the year-earlier quarter. Our homebuilding operations generated 1,449 net orders in the first quarter of 2008, down 75% from the 5,744 net orders generated in the corresponding quarter of 2007. Our first quarter 2008 cancellation rate of 53% improved from the 58% cancellation rate we experienced in the fourth quarter of 2007, but was higher than the 34% rate reported in the first quarter of 2007.
We expect adverse housing market conditions to continue and possibly even intensify as we move further into 2008. Affordability constraints and declining buyer confidence remain critical factors driving a severe and sustained reduction in new home sales, together with tighter credit standards and disrupted mortgage markets. Many potential homebuyers are choosing to forgo or defer home purchases for several reasons, including: an inability to obtain adequate financing; an inability to sell their existing home at a perceived fair price or at a price that covers their existing mortgage; anxiety about current economic conditions or employment prospects; or expectations that home prices will fall further. This demand-side dynamic is a key reason for the considerable number of new and existing homes available for sale in housing markets across the country and therefore has played a crucial role in creating the extremely challenging conditions our industry experienced during 2007 and in the first quarter of 2008. The persistence and depth of these conditions suggest to us that there will be little, if any, significant improvement in the near-term.
With challenging market conditions expected to persist through 2008, we remain focused on maintaining a strong financial position both to meet our short-term needs and to position us for the longer-term. We ended the first quarter of 2008 with a substantial cash balance of $1.33 billion, no borrowings outstanding under our Credit Facility and a debt balance that was $758.5 million lower than at the beginning of 2007. We believe our substantial cash position and reduced leverage enhance our ability to capitalize on potential opportunities to strategically reload our land pipeline for higher margin deliveries in future periods in markets and under circumstances that meet our marketing plans and internal investment standards.
We continue to review our market positions, active community counts and overhead requirements, and to curtail our investments where it makes financial or strategic sense to do so. We anticipate further reductions in our active community counts in weak markets and we are winding down development and no longer investing in certain underperforming markets. We anticipate these actions will continue to have a negative impact on our 2008 net order results, the number of homes we deliver and our revenues compared to 2007.
Based in part on the aggressive actions we have taken in 2007 and the first quarter of 2008, we believe we are well-positioned financially and strategically to navigate the current housing market downturn and for future growth. In the near-term, however, we see no indication that housing markets are stabilizing, that the significant oversupply of homes available for sale is declining or that demand is strengthening. Although recent government efforts to offset foreclosures and bolster the mortgage finance and housing markets may help lift consumer confidence, we believe the sharp reduction in net orders and significant pricing and margin pressures that plagued the homebuilding industry throughout 2007 and into the first quarter of 2008 will continue, and may deepen. In our view, a meaningful recovery cannot occur until current new and resale home inventory levels are in better balance with demand and it is not clear when this may occur. As a result, we expect our delivery volume and related revenues to remain below year-earlier levels for the remainder of 2008, and we may need to take additional charges for inventory impairments in future quarters. In addition, our 2008 and possibly our 2009 results could be adversely affected if general economic conditions deteriorate, if job losses accelerate, or if consumer confidence falls to new lows, any or all of which would further diminish the prospects for a recovery in housing markets.
Looking forward, we will continue to take steps to strengthen our financial position, sharpen our focus on our core customer base and our “Built to Order” approach, and align our cost structure and operations with market conditions. Longer term, we believe favorable demographics and continuing population growth in our markets will drive demand for new homes, and that our operating approach and financial resources will allow us to capitalize on a housing market recovery when it comes.
Forward-Looking Statements
Investors are cautioned that certain statements contained in this document, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts and stockholders during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial or operating performance (including future revenues, homes delivered, selling prices, expenses, expense ratios, margins, liquidity, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of backlog (including amounts that we expect to realize upon delivery of homes included in backlog and the timing of those deliveries), potential future acquisitions and the impact of completed acquisitions, future share repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic and business conditions; adverse market conditions that could result in additional inventory impairments or abandonment charges; material prices and availability; labor costs and availability; changes in interest rates; our debt level; declines in consumer confidence; increases in competition; weather conditions, significant natural disasters and other environmental factors; government regulations; the availability and cost of land in desirable areas; government investigations and shareholder lawsuits regarding our past stock option grant practices and the restatement of certain of our financial statements; other legal or regulatory proceedings or claims; conditions in the capital, credit (including consumer mortgage lending standards) and homebuilding markets; the ability and/or willingness of participants in our unconsolidated joint ventures to fulfill their obligations; our ability to access our available capacity under our Credit Facility; and other events outside of our control. Please see our periodic reports and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We primarily enter into debt obligations to support general corporate purposes, including the operations of our subsidiaries. We are subject to interest-rate risk on our senior and senior subordinated notes. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest-rate derivative instruments to manage our exposure to changes in interest rates.
The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair market value of our long-term debt obligations as of February 29, 2008 (dollars in thousands):

		Weighted Average
Fiscal Year of Expected Maturity	Fixed Rate Debt (a)	Interest Rate
2008	$—	—%
2009	200,000	8.6
2010	298,458	7.8
2011	348,636	6.4
2012	—	—
Thereafter	1,295,937	6.3

Total	$2,143,031	6.7%

Fair value at February 29, 2008	$1,967,677

(a)	Includes senior and senior subordinated notes. The fixed-rate debt expected to mature in our 2009 fiscal year is scheduled to mature on December 15, 2008.

For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2007.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure the information required to be disclosed by KB Home, including its consolidated entities, in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Act”), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms and to ensure that information required to be disclosed in the reports KB Home files or submits under the Act is accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Act. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 29, 2008.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Derivative Litigation
On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans, and seek unspecified money damages and injunctive and other equitable relief. Defendants have not yet responded to the complaints. On January 22, 2007, the court entered an order, pursuant to an agreement among the parties and us, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, our former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect. Pursuant to further stipulated orders, these terms remain in effect and are now scheduled to expire on May 1, 2008, unless otherwise agreed in writing. The plaintiffs have agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007. The parties may extend the agreement that options will not be exercised by our former Chairman and Chief Executive Officer beyond the current May 1, 2008 expiration date.
On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans and seek unspecified money damages and injunctive and other equitable relief. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On January 9, 2007, plaintiffs filed a consolidated complaint. All defendants filed motions to dismiss the complaint on April 2, 2007. Subsequently, plaintiffs filed a motion for partial summary judgment against certain of the defendants. Pursuant to stipulated orders, the motions to dismiss and the motion for partial summary judgment have been taken off calendar to permit the parties to explore settlement via mediation. The latest order provides that unless otherwise agreed to by the parties or order by the court, the motions shall be back on calendar as of late April 2008. Discovery has not commenced.
Government Investigations
In August 2006, we announced that we had received an informal inquiry from the SEC relating to our stock option grant practices. In January 2007, we were informed of the SEC’s decision to conduct a formal investigation of this matter. The DOJ is also looking into these practices but has informed KB Home that it is not a target of this investigation. We have cooperated with these government agencies and intend to continue to do so.
ERISA Litigation
A complaint dated March 14, 2007 in an action brought under Section 502 of ERISA, 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., was filed in the United States District Court for the Central District of California. The action is brought against us, our directors, and certain of our current and former officers. Plaintiffs allege that they are bringing the action on behalf of all participants in the 401(k) Plan. Plaintiffs allege that the defendants breached their fiduciary duties owed to members of the 401(k) Plan by virtue of issuing backdated option grants and failing to disclose this information to the 401(k) Plan participants. Plaintiffs claim that this conduct unjustly enriched certain defendants to the detriment of the 401(k) Plan and its participants, and caused the 401(k) Plan to invest in our securities at allegedly artificially inflated prices. The action purports to assert three causes of action for various alleged breaches of fiduciary duty and seeks unspecified money damages and injunctive and other equitable relief. We have filed a motion to dismiss all claims alleged against us. The court heard oral argument on the motion on November 19, 2007. On February 22, 2008, the court issued an order granting our motion to dismiss without leave to amend and granting the individuals’ motion to dismiss with leave to amend. On March 17, 2008, plaintiffs filed a first amended complaint in which they added two additional individuals as plaintiffs and allege that, as a result of the court’s February 22, 2008 order, only these two new plaintiffs are asserting claims against us in the action. Because of the pendency of the motion, no discovery has been taken in the action.
Storm Water Matter
In January 2003, we received a request for information from the EPA pursuant to Section 308 of the Clean Water Act. Several other public homebuilders have received similar requests. The request sought information about storm water pollution control program implementation at certain of our construction sites, and we provided information pursuant to the request. In May 2004, on behalf of the EPA, the DOJ tentatively asserted that certain regulatory requirements applicable to storm water discharges had been violated on certain occasions at certain of our construction sites, and unspecified civil penalties and injunctive relief might be warranted. The DOJ has also proposed certain steps it would expect us to take in the future relating to compliance with the EPA’s requirements applicable to storm water discharges. We have defenses to the claims that have been asserted and are exploring with the EPA, DOJ and other homebuilders methods of resolving the matter. To resolve the matter, the DOJ will want us to pay civil penalties and sign a consent decree affecting our storm water pollution practices at construction sites. The amount of civil penalties and the terms of the consent decree have not yet been resolved.
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
Item 1A. Risk Factors
Except as set forth below, there have been no material changes from our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
We participate in certain unconsolidated joint ventures where we may be adversely impacted by the failure of the unconsolidated joint venture or the other partners in the unconsolidated joint venture to fulfill their obligations.
We have investments in and commitments to certain unconsolidated joint ventures with unrelated strategic partners to acquire and develop land and, at times, build and deliver homes. To finance these activities, our unconsolidated joint ventures often obtain loans from third-party lenders that are secured by the unconsolidated joint venture’s assets. In certain instances, we and the other partners in an unconsolidated joint venture provide guarantees and indemnities to lenders with respect to the unconsolidated joint venture’s debt, which may be triggered under certain conditions when the unconsolidated joint venture fails to fulfill its obligations under its loan agreements. Because we do not have a controlling interest in these unconsolidated joint ventures, we depend heavily on the other partners in each unconsolidated joint venture to both (i) cooperate and make mutually acceptable decisions regarding the conduct of the business and affairs of the unconsolidated joint venture and (ii) ensure that they, and the unconsolidated joint venture, fulfill their respective obligations to us and to third parties. If the other partners in our unconsolidated joint ventures do not provide such cooperation or fulfill these obligations due to their financial condition, strategic business interests (which may be contrary to ours), or otherwise, we may be required to spend additional resources (including payments under the guarantees we have provided to the unconsolidated joint ventures’ lenders) and suffer losses, each of which could be significant and, moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to potential legal defenses they may have, their respective financial condition and other circumstances.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended February 29, 2008:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans or
Period	Purchased	Paid per Share	or Programs	Programs
December 1 – 31	—	—	—	4,000,000
January 1 – 31	32,814	$17.00	—	4,000,000
February 1 – 29	—	—	—	4,000,000

Total	32,814	$17.00	—

On December 8, 2005, our board of directors authorized a share repurchase program under which we may repurchase up to 10 million shares of our common stock. At February 29, 2008, we were authorized to repurchase four million shares under this share repurchase program. During the three months ended February 29, 2008, no shares were repurchased pursuant to this share repurchase program. The 32,814 shares purchased during the three months ended February 29, 2008 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the share repurchase program.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2008 Annual Meeting of Stockholders was held on April 3, 2008, at which meeting the following matters set forth in our 2008 Proxy Statement, which was filed with the SEC on March 5, 2008 pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted upon by our stockholders with the results indicated below. All numbers reported are shares of our common stock.
(1)	The nominees listed below were elected directors with the respective votes set forth opposite their names:

Nominee	For	Against	Abstain
Mr. Stephen F. Bollenbach	74,244,739	584,808	205,703

Mr. Timothy W. Finchem	53,604,835	21,215,945	214,470

Mr. J. Terrence Lanni	53,447,582	21,370,017	217,651
Messrs. Bollenbach, Finchem and Lanni were each elected for a one-year term expiring at the 2009 Annual Meeting of Stockholders. Following his election at the 2008 Annual Meeting of Stockholders, Mr. Bollenbach was elected by the Board of Directors as the Non-Executive Chairman of the Board for a term ending at the 2009 Annual Meeting of Stockholders.

Messrs. Kenneth M. Jastrow, II, Michael McCaffrey and Jeffrey T. Mezger and Ms. Melissa Lora continue as directors and, if nominated, will next stand for re-election at the 2009 Annual Meeting of Stockholders. Messrs. Ronald W. Burkle, Leslie Mooves and Luis G. Nogales continue as directors and, if nominated, will next stand for re-election at the 2010 Annual Meeting of Stockholders.

(2)	The appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending November 30, 2008 was ratified with 74,222,612 votes for the proposal, 501,781 votes against and 110,857 votes abstaining.

(3)	The stockholder proposal to adopt a Pay for Superior Performance principle by establishing an executive compensation plan for senior executives was not approved with 18,614,467 votes for the proposal, 43,810,183 votes against and 3,605,630 votes abstaining.

(4)	The stockholder proposal to seek shareholder approval of future severance agreements with senior executives that provide benefits in an amount exceeding 2.99 times the sum of the executives’ base salary plus bonus was approved with 38,547,879 votes for the proposal, 23,701,848 votes against and 3,780,553 votes abstaining.
Our board of directors is considering how it might respond to the advisory vote of our stockholders on the proposal that received a majority vote in favor, but it is under no obligation to do so.
Item 6. Exhibits
Exhibits

10.39*	Description of fiscal year 2007 bonus arrangements with the Company’s Named Executive Officers and description of fiscal year 2008 annual incentive compensation arrangements with executive officers, each determined on January 22, 2008, incorporated by reference to KB Home’s Current Report on Form 8-K dated January 25, 2008.

10.40	Fourth Amendment Agreement, dated January 25, 2008, to Revolving Loan Agreement, dated as of November 22, 2005, between the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.39 of KB Home’s Current Report on Form 8-K dated January 28, 2008.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated	April 9, 2008	/s/ JEFFREY T. MEZGER Jeffrey T. Mezger
Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated	April 9, 2008	/s/ DOMENICO CECERE Domenico Cecere
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

INDEX OF EXHIBITS

		Page of Sequentially
		Numbered Pages

10.39*	Description of fiscal year 2007 bonus arrangements with the Company’s Named Executive Officers and description of fiscal year 2008 annual incentive compensation arrangements with executive officers, each determined on January 22, 2008, incorporated by reference to KB Home’s Current Report on Form 8-K dated January 25, 2008.

10.40	Fourth Amendment Agreement, dated January 25, 2008, to Revolving Loan Agreement, dated as of November 22, 2005, between the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference to Exhibit 10.39 of KB Home’s Current Report on Form 8-K dated January 28, 2008.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	50

31.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	51

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	52

32.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	53

*	Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.