Form 10-Q
period 2008-05-31
KB HOME
filed 2008-07-10
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2008.
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2008.
Common stock, par value $1.00 per share: 89,605,999 shares outstanding, including 12,091,182 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 25,483,921 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts — Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2008	2007	2008	2007
Total revenues	$1,433,289	$2,802,046	$639,065	$1,413,208

Homebuilding:
Revenues	$1,428,402	$2,794,635	$637,094	$1,409,986
Construction and land costs	(1,668,481)	(2,655,684)	(755,840)	(1,479,405)
Selling, general and administrative expenses	(246,703)	(398,807)	(119,065)	(193,585)
Goodwill impairment	(24,570)	—	(24,570)	—

Operating loss	(511,352)	(259,856)	(262,381)	(263,004)
Interest income	22,554	10,268	9,522	5,600
Equity in loss of unconsolidated joint ventures	(45,361)	(41,700)	(5,483)	(39,495)

Homebuilding pretax loss	(534,159)	(291,288)	(258,342)	(296,899)

Financial services:
Revenues	4,887	7,411	1,971	3,222
Expenses	(2,232)	(2,411)	(1,113)	(1,071)
Equity in income of unconsolidated joint venture	8,302	10,191	2,154	3,396

Financial services pretax income	10,957	15,191	3,012	5,547

Loss from continuing operations before income taxes	(523,202)	(276,097)	(255,330)	(291,352)
Income tax benefit (expense)	(900)	112,600	(600)	117,200

Loss from continuing operations	(524,102)	(163,497)	(255,930)	(174,152)
Income from discontinued operations, net of income taxes	—	42,348	—	25,466

Net loss	$(524,102)	$(121,149)	$(255,930)	$(148,686)

Basic earnings (loss) per share:
Continuing operations	$(6.77)	$(2.12)	$(3.30)	$(2.26)
Discontinued operations	—	.55	—	.33

Basic loss per share	$(6.77)	$(1.57)	$(3.30)	$(1.93)

Diluted earnings (loss) per share:
Continuing operations	$(6.77)	$(2.12)	$(3.30)	$(2.26)
Discontinued operations	—	.55	—	.33

Diluted loss per share	$(6.77)	$(1.57)	$(3.30)	$(1.93)

Basic average shares outstanding	77,413	77,046	77,462	77,102

Diluted average shares outstanding	77,413	77,046	77,462	77,102

Cash dividends declared per common share	$.75	$.50	$.50	$.25

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	May 31,	November 30,
	2008	2007
	(unaudited)
Assets

Homebuilding:
Cash and cash equivalents	$1,305,077	$1,325,255
Receivables	190,010	295,739
Inventories	2,608,823	3,312,420
Investments in unconsolidated joint ventures	294,504	297,010
Deferred income taxes	222,458	222,458
Goodwill	43,400	67,970
Other assets	123,500	140,712

	4,787,772	5,661,564
Financial services	53,236	44,392

Total assets	$4,841,008	$5,705,956

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$609,989	$699,851
Accrued expenses and other liabilities	778,261	975,828
Mortgages and notes payable	2,161,220	2,161,794

	3,549,470	3,837,473

Financial services	17,109	17,796

Common stock	115,090	114,976
Paid-in capital	859,258	851,628
Retained earnings	1,384,218	1,968,881
Accumulated other comprehensive loss	(22,923)	(22,923)
Grantor stock ownership trust, at cost	(131,390)	(132,608)
Treasury stock, at cost	(929,824)	(929,267)

Total stockholders’ equity	1,274,429	1,850,687

Total liabilities and stockholders’ equity	$4,841,008	$5,705,956

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Six Months Ended May 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(524,102)	$(121,149)
Income from discontinued operations, net of income taxes	—	(42,348)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in loss of unconsolidated joint ventures	37,059	41,804
Distributions of earnings from unconsolidated joint ventures	8,975	12,427
Amortization of discounts and issuance costs	1,180	1,274
Depreciation and amortization	5,161	9,060
Provision for deferred income taxes	—	(117,634)
Tax benefit associated with exercise of stock options	2,046	(705)
Stock-based compensation expense	2,631	3,561
Inventory and joint venture impairments and land option contract abandonments	400,462	316,882
Goodwill impairment	24,570	—
Changes in assets and liabilities:
Receivables	107,594	(9,104)
Inventories	218,121	76,307
Accounts payable, accrued expenses and other liabilities	(188,471)	(267,463)
Other, net	10,008	24,811

Net cash provided (used) by operating activities — continuing operations	105,234	(72,277)
Net cash provided by operating activities — discontinued operations	—	188,223

Net cash provided by operating activities	105,234	115,946

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(97,704)	(86,730)
Sales (purchases) of property and equipment, net	4,378	(3,891)

Net cash used by investing activities — continuing operations	(93,326)	(90,621)
Net cash used by investing activities — discontinued operations	—	(14,720)

Net cash used by investing activities	(93,326)	(105,341)

Cash flows from financing activities:
Payments on mortgages, land contracts and other loans	(1,335)	(113,246)
Issuance of common stock under employee stock plans	3,593	8,276
Excess tax benefit associated with exercise of stock options	—	705
Payments of cash dividends	(38,723)	(38,533)
Repurchases of common stock	(557)	(4,238)

Net cash used by financing activities — continuing operations	(37,022)	(147,036)
Net cash used by financing activities — discontinued operations	—	(196,139)

Net cash used by financing activities	(37,022)	(343,175)

Net decrease in cash and cash equivalents	(25,114)	(332,570)
Cash and cash equivalents at beginning of period	1,343,742	804,182

Cash and cash equivalents at end of period	$1,318,628	$471,612

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

In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of May 31, 2008, the results of its consolidated operations for the six months and three months ended May 31, 2008 and 2007, and its consolidated cash flows for the six months ended May 31, 2008 and 2007. The results of consolidated operations for the six months and three months ended May 31, 2008 are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet at November 30, 2007 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2007, which are contained in the Company’s Annual Report on Form 10-K for that period.

Earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding including all potentially dilutive shares issuable under outstanding stock options. All outstanding stock options were excluded from the diluted loss per share calculation for the six months and three months ended May 31, 2008 and 2007 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

The following table presents a reconciliation of average shares outstanding (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2008	2007	2008	2007
Basic average shares outstanding	77,413	77,046	77,462	77,102
Net effect of stock options assumed to be exercised	—	—	—	—

Diluted average shares outstanding	77,413	77,046	77,462	77,102

Comprehensive loss

The following table presents the components of comprehensive loss (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2008	2007	2008	2007
Net loss	$(524,102)	$(121,149)	$(255,930)	$(148,686)
Foreign currency translation adjustment	—	4,956	—	5,353

Comprehensive loss	$(524,102)	$(116,193)	$(255,930)	$(143,333)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Significant Accounting Policies (continued)

The balances of accumulated other comprehensive loss reported in the consolidated balance sheets as of May 31, 2008 and November 30, 2007 are comprised solely of an adjustment of $22.9 million recorded directly to accumulated other comprehensive loss at the end of 2007 to initially apply Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires an employer to recognize the funded status of a defined postretirement benefit plan as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).

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

Stock Options

In accordance with SFAS No. 123(R), the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding the dividend yield, the risk-free interest rate, the expected stock-price volatility and the expected term of the stock options. The following table summarizes the stock options outstanding as of May 31, 2008 as well as activity during the six months then ended:

		Weighted
		Average Exercise
	Options	Price
Options outstanding at beginning of period	8,173,464	$30.17
Exercised	(113,635)	20.39
Cancelled	(112,598)	44.43

Options outstanding at end of period	7,947,231	$30.11

Options exercisable at end of period	7,127,745	$29.02

As of May 31, 2008, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 9.6 years. There was $4.5 million of total unrecognized compensation cost related to unvested stock option awards as of May 31, 2008. For the three months ended May 31, 2008 and 2007, stock-based compensation expense associated with stock options totaled $1.3 million and $1.7 million, respectively. For the six months ended May 31, 2008 and 2007, stock-based compensation expense totaled $2.6 million and $3.5 million, respectively. The aggregate intrinsic value of both stock options outstanding and stock options exercisable was $9.2 million as of May 31, 2008. (The intrinsic value of a stock option is the amount by which

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Stock-Based Compensation (continued)

the market value of a share of the Company’s common stock exceeds the exercise price of the stock option.) The intrinsic value of stock options exercised during the six months ended May 31, 2008 was $.7 million.

Other Stock-Based Awards

From time to time, the Company grants restricted stock, phantom shares and stock appreciation rights to various employees. The Company recognized total compensation expense of $3.7 million in the three months ended May 31, 2008 and $1.1 million in the three months ended May 31, 2007 related to these stock-based awards. The Company recognized total compensation expense of $6.6 million in the six months ended May 31, 2008 and $2.3 million in the six months ended May 31, 2007 related to restricted stock, phantom shares and stock appreciation rights.

3.	Segment Information

As of May 31, 2008, the Company has identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of May 31, 2008, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:

West Coast: California Southwest: Arizona and Nevada Central: Colorado and Texas Southeast: Florida, Georgia, North Carolina and South Carolina

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

The Company’s financial services reporting segment provides title and insurance services to the Company’s homebuyers and provided escrow coordination services until the second quarter of 2007, when the Company terminated the escrow coordination business. The financial services reporting segment also provides mortgage banking services to the Company’s homebuyers indirectly through Countrywide KB Home Loans, a joint venture with Countrywide Financial Corporation (“Countrywide”). On July 1, 2008, Bank of America Corporation completed its purchase of Countrywide. At this time, the Company believes this transaction will not have a material effect on the joint venture’s activities. The Company’s financial services reporting segment conducts operations in the same markets as the Company’s homebuilding reporting segments.

The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment operated as an independent, stand-alone entity during the periods presented.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2008	2007	2008	2007
Revenues:
West Coast	$440,939	$922,296	$199,863	$501,817
Southwest	364,201	671,698	122,354	332,202
Central	300,475	449,340	148,586	216,678
Southeast	322,787	751,301	166,291	359,289

Total homebuilding revenues	1,428,402	2,794,635	637,094	1,409,986
Financial services	4,887	7,411	1,971	3,222

Total revenues	$1,433,289	$2,802,046	$639,065	$1,413,208

Income (loss) from continuing operations before income taxes:
West Coast	$(173,436)	$(181,716)	$(110,236)	$(196,289)
Southwest	(118,080)	29,574	(62,653)	(2,141)
Central	(41,780)	(33,405)	(11,838)	(18,894)
Southeast	(144,892)	(38,857)	(40,779)	(47,807)
Corporate and other (a)	(55,971)	(66,884)	(32,836)	(31,768)

Total homebuilding loss from continuing operations before income taxes	(534,159)	(291,288)	(258,342)	(296,899)
Financial services	10,957	15,191	3,012	5,547

Total loss from continuing operations before income taxes	$(523,202)	$(276,097)	$(255,330)	$(291,352)

Interest cost:
West Coast	$16,317	$14,047	$8,354	$11,121
Southwest	14,939	17,265	8,097	8,230
Central	9,425	11,107	4,751	6,178
Southeast	13,595	9,727	7,923	4,705
Corporate and other	622	1,452	(2,803)	(2,409)

Total (b)	$54,898	$53,598	$26,322	$27,825

(a)	Corporate and other includes corporate general and administrative expenses.

(b)	Interest cost for the three months ended May 31, 2008 and 2007 represents $26.3 million and $27.8 million, respectively, of interest amortized in construction and land costs. Interest cost for the six months ended May 31, 2008 and 2007 represents $54.9 million and $53.6 million, respectively, of interest amortized in construction and land costs.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	Six Months Ended May 31,		Three Months Ended May 31,
	2008	2007	2008	2007
Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(10,806)	$(7,760)	$(1,432)	$(6,196)
Southwest	(6,016)	5,269	(841)	5,207
Central	(4,594)	(1,740)	(3,080)	(1,311)
Southeast	(23,945)	(37,469)	(130)	(37,195)

Total	$(45,361)	$(41,700)	$(5,483)	$(39,495)

Inventory impairments:
West Coast	$132,969	$203,192	$80,855	$202,260
Southwest	102,863	29,323	50,853	29,323
Central	20,539	8,204	3,254	7,904
Southeast	77,900	25,512	18,985	21,731

Total	$334,271	$266,231	$153,947	$261,218

Inventory abandonments:
West Coast	$9,186	$6,730	$9,186	$5,035
Southwest	187	103	—	—
Central	—	1,345	—	625
Southeast	18,304	1,166	11,240	—

Total	$27,677	$9,344	$20,426	$5,660

Joint venture impairments:
West Coast	$8,106	$3,650	$—	$3,650
Southwest	4,944	—	—	—
Central	2,629	750	2,158	750
Southeast	22,835	36,907	—	36,907

Total	$38,514	$41,307	$2,158	$41,307

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	May 31,	November 30,
	2008	2007
Assets:
West Coast	$1,267,931	$1,542,948
Southwest	653,434	887,361
Central	542,885	643,599
Southeast	677,718	845,679
Corporate and other	1,645,804	1,741,977

Total homebuilding assets	4,787,772	5,661,564
Financial services	53,236	44,392

Total assets	$4,841,008	$5,705,956

Investments in unconsolidated joint ventures:
West Coast	$77,880	$63,450
Southwest	141,558	134,082
Central	2,651	7,230
Southeast	72,415	92,248

Total	$294,504	$297,010

4.	Financial Services

The following table presents financial information related to the Company’s financial services reporting segment (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2008	2007	2008	2007
Revenues
Interest income	$105	$83	$58	$40
Title services	983	2,639	545	1,222
Insurance commissions	3,799	4,100	1,368	1,903
Escrow coordination fees	—	589	—	57

Total	4,887	7,411	1,971	3,222

Expenses
General and administrative	(2,232)	(2,411)	(1,113)	(1,071)

Operating income	2,655	5,000	858	2,151

Equity in income of unconsolidated joint venture	8,302	10,191	2,154	3,396

Pretax income	$10,957	$15,191	$3,012	$5,547

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Financial Services (continued)

	May 31,	November 30,
	2008	2007
Assets
Cash and cash equivalents	$13,551	$18,487
Receivables	789	2,655
Investment in unconsolidated joint venture	38,801	23,140
Other assets	95	110

Total assets	$53,236	$44,392

Liabilities
Accounts payable and accrued expenses	$17,109	$17,796

Total liabilities	$17,109	$17,796

5.	Inventories

Inventories consist of the following (in thousands):

	May 31,	November 30,
	2008	2007
Homes, lots and improvements in production	$2,156,256	$2,473,980
Land under development	452,567	838,440

Total	$2,608,823	$3,312,420

The Company’s interest costs are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2008	2007	2008	2007
Capitalized interest at beginning of period	$348,084	$333,020	$358,010	$358,796
Interest incurred	76,905	102,889	38,403	51,340
Interest amortized	(54,898)	(53,598)	(26,322)	(27,825)

Capitalized interest at end of period	$370,091	$382,311	$370,091	$382,311

6.	Impairments and Abandonments

Each parcel or community in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. If indicators of potential impairment exist for a parcel or community, the identified inventory is evaluated for recoverability in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Impairment indicators are assessed separately for each parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, home delivery volume or gross margins; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future housing or land sales. When an indicator of potential impairment is identified, the Company tests the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by the Company’s expectations related to: market supply and demand, including estimates concerning average selling prices; sales incentives; sales and cancellation rates; and anticipated land development, construction and

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Impairments and Abandonments (continued)

overhead costs to be incurred. These estimates are specific to each community and may vary among communities.

A real estate asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the conditions in the market in which the asset is located at the time an assessment is made. These factors are specific to each community and may vary among communities.

Based on the results of its evaluations, the Company recognized pretax, non-cash inventory impairment charges of $154.0 million in the three months ended May 31, 2008 and $261.2 million in the three months ended May 31, 2007. In the six months ended May 31, 2008 and 2007, the Company recognized pretax, non-cash inventory impairment charges of $334.3 million and $266.2 million, respectively. As of May 31, 2008, the aggregate carrying value of inventory impacted by pretax, non-cash impairment charges was $1.38 billion, representing 156 communities and various other land parcels. As of November 30, 2007, the aggregate carrying value of inventory impacted by pretax, non-cash impairment charges was $1.35 billion, representing 144 communities and various other land parcels.

The Company’s optioned inventory is assessed to determine whether it continues to meet the Company’s internal investment standards. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices, home delivery volume and gross margins; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made to not exercise a land option contract due to market conditions and/or changes in market strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned project. The Company recognized abandonment charges associated with land option contracts of $20.4 million in the three months ended May 31, 2008 and $5.7 million in the three months ended May 31, 2007. In the six months ended May 31, 2008 and 2007, the Company recognized abandonment charges of $27.7 million and $9.4 million, respectively. The inventory impairment charges and land option contract abandonment charges are included in construction and land costs in the Company’s consolidated statements of operations.

Due to the judgment and assumptions applied in the estimation process with respect to impairments and abandonments, it is possible that actual results could differ from those estimated.

The Company’s equity in loss of unconsolidated joint ventures in the three months ended May 31, 2008 and 2007 reflected pretax, non-cash impairment charges of $2.1 million and $41.3 million, respectively, including valuation adjustments related to the Company’s investments in certain unconsolidated joint ventures. In the six months ended May 31, 2008 and 2007, the Company’s equity in loss of unconsolidated joint ventures reflected pretax, non-cash impairment charges of $38.5 million and $41.3 million, respectively, including valuation adjustments related to the Company’s investments in certain unconsolidated joint ventures.

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

The Company enters into joint ventures from time to time for the purpose of conducting land acquisition, development and other homebuilding activities. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with FASB Interpretation No. 46(R) when they are entered into or upon a reconsideration event. All of the Company’s joint ventures at May 31, 2008 and November 30, 2007 were determined to be unconsolidated joint ventures because either they were not VIEs, or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.

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

In compliance with FASB Interpretation No. 46(R), the Company analyzes its land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event, and as a result has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. Although the Company does not have legal title to the optioned land, FASB Interpretation No. 46(R) requires the Company to consolidate the VIE if the Company is determined to be the primary beneficiary. The consolidation of VIEs in which the Company was determined to be the primary beneficiary increased inventories, with a corresponding increase to accrued expenses and other liabilities, on the Company’s consolidated balance sheets by $15.5 million at May 31, 2008 and $19.0 million at November 30, 2007. The liabilities related to the Company’s consolidation of VIEs from which it is purchasing land under option contracts represents the difference between the purchase price of optioned land not yet purchased and the Company’s cash deposits. The Company’s cash deposits related to these land option contracts totaled $3.4 million at May 31, 2008 and $4.7 million at November 30, 2007. Creditors, if any, of these VIEs have no recourse against the Company. As of May 31, 2008, excluding consolidated VIEs, the Company had cash deposits totaling $26.3 million, which were associated with land option contracts having an aggregate purchase price of $680.6 million.

The Company also evaluates land option contracts in accordance with Statement of Financial Accounting Standards No. 49, “Accounting for Product Financing Arrangements” (“SFAS No. 49”) and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on its consolidated balance sheets by $101.0 million at May 31, 2008 and $221.1 million at November 30, 2007.

8.	Goodwill

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Goodwill (continued)

During the quarter ended May 31, 2008, the Company determined that it was necessary to evaluate goodwill for impairment due to deteriorating conditions in certain housing markets and the significant inventory impairments the Company identified and recognized during the quarter in accordance with SFAS No. 144. The Company evaluates goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. In accordance with SFAS No. 142, the Company has determined that its reporting units are the same as its reporting segments.

The Company’s goodwill balance at November 30, 2007 totaled $68.0 million. Of this total, $24.6 million related to the Company’s Central reporting segment and $43.4 million related to its Southeast reporting segment. Based on the results of its impairment evaluation performed as of April 30, 2008, the Company recorded an impairment charge of $24.6 million in the quarter ended May 31, 2008 related to its Central reporting segment, where all of the goodwill previously recorded was determined to be impaired. The charge was recorded at the Company’s corporate level because all goodwill is carried at that level. The Company’s goodwill balance of $43.4 million at May 31, 2008 related entirely to its Southeast reporting segment.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. To the extent additional information arises, market conditions change or the Company’s strategies change, it is possible that its conclusion regarding whether existing goodwill is impaired could change and result in a material effect on the Company’s consolidated financial position or results of operations.

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Commitments and Contingencies (continued)

The changes in the Company’s warranty liability are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2008	2007	2008	2007

Balance at beginning of period	$151,525	$141,060	$150,917	$139,672

Warranties issued	10,769	26,478	3,834	13,752

Payments and adjustments	(16,244)	(26,863)	(8,701)	(12,749)

Balance at end of period	$146,050	$140,675	$146,050	$140,675

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

The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above its coverage limits or not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $99.3 million at May 31, 2008 and $95.6 million at November 30, 2007, and are included in the consolidated balance sheets as accrued expenses and other liabilities.

The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with subdivision improvements such as roads, sewers and water. At May 31, 2008, the Company had approximately $868.7 million of performance bonds and $210.1 million of letters of credit outstanding. In the event any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. At this time, the Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. The expiration dates of letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the contractual performance is completed.

Borrowings outstanding and letters of credit issued under the Company’s Credit Facility are guaranteed by certain of the Company’s subsidiaries (“the Guarantor Subsidiaries”).

In the ordinary course of business, the Company enters into land option contracts to procure land for the construction of homes. At May 31, 2008, the Company had total deposits of $74.5 million, comprised of cash deposits of $29.7 million and letters of credit of $44.8 million, to purchase land with a total remaining purchase price of $696.1 million. The Company’s land option contracts generally do not contain provisions requiring the Company’s specific performance.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Commitments and Contingencies (continued)

The Company conducts a portion of its land acquisition, development and other homebuilding activities through participation in unconsolidated joint ventures in which it holds less than a controlling interest. These unconsolidated joint ventures generally operate in certain markets where the Company’s consolidated homebuilding operations are located. Through these unconsolidated joint ventures, the Company seeks to reduce and share market and development risks and also reduce the amount of capital it invests in land inventory, while increasing the number of homesites it may own or control. In some instances, participating in unconsolidated joint ventures enables the Company to acquire and develop land that it might not otherwise obtain or have access to due to the project’s size, financing needs, duration of improvements or other conditions or circumstances. These unconsolidated joint ventures are typically structured through entities in which ownership is shared with the Company’s partners. The Company’s partners in these unconsolidated joint ventures are usually unrelated homebuilders, land developers and other real estate entities. While the Company views its participation in unconsolidated joint ventures as beneficial to its homebuilding activities, it does not view such participation as essential.

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

The Company and its unconsolidated joint venture partners make capital contributions to these unconsolidated joint ventures, typically on a pro-rata basis. The obligation to make capital contributions is governed by each unconsolidated joint venture’s respective operating agreement. The Company’s equity investment in these unconsolidated joint ventures totaled $294.5 million at May 31, 2008 and $297.0 million at November 30, 2007. These unconsolidated joint ventures had total assets of $2.39 billion at May 31, 2008 and $2.51 billion at November 30, 2007. At May 31, 2008, the Company’s five largest unconsolidated joint ventures collectively represented approximately 78% of the Company’s total investment in unconsolidated joint ventures.

Given the varied nature of the Company’s unconsolidated joint ventures’ projects and the market environments in which they operate, each has distinct funding and liquidity needs. To finance their respective land acquisition and development activities, many of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $1.50 billion at May 31, 2008 and $1.54 billion at November 30, 2007.

In certain instances, the Company and the other partners in an unconsolidated joint venture provide guarantees and indemnities to the unconsolidated joint venture’s lenders that may include a pro rata share of one or more of the following: (a) the physical completion of improvements for a project and/or the obligation to contribute equity to the unconsolidated joint venture to enable it to fund its completion obligations, which the Company refers to as a “completion guaranty;” (b) the payment of (i) losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the project, or (ii) outstanding principal and interest and certain other amounts owed to lenders upon the filing by the unconsolidated joint venture of a voluntary bankruptcy petition or the filing of an involuntary bankruptcy petition by creditors of the unconsolidated joint venture in which the unconsolidated joint venture or its partners collude or which the unconsolidated joint venture fails to contest, each of which the Company refers to as a “carve-out guaranty;” and/or (c) the payment of funds to maintain the value of the unconsolidated joint venture’s secured collateral (generally land and improvements) at or above a specific percentage of the outstanding loan balance, which the Company refers to as a “loan-to-value maintenance guaranty.” In most cases, the extent of each of the Company’s and its partners’ maximum potential exposure to an unconsolidated joint venture’s obligations under these guarantees and indemnities is

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Commitments and Contingencies (continued)

limited to either a specified maximum amount or an amount equal to their respective pro rata interests in the relevant unconsolidated joint venture. In a few cases, the Company has provided a loan-to-value maintenance guaranty to an unconsolidated joint venture’s lenders up to a specified maximum amount and has entered into an agreement with its unconsolidated joint venture partners to be reimbursed for any amounts the Company may pay pursuant to such guaranty above its pro rata interest in the relevant unconsolidated joint venture. If the Company’s unconsolidated joint venture partners do not have adequate resources to fulfill their reimbursement obligations, or otherwise fail to do so, the Company may be responsible for more than its pro rata share, up to its maximum exposure under the relevant loan-to-value maintenance guaranty. However, the Company will vigorously pursue all rights and remedies available to it under the applicable agreements, at law or in equity to enforce its reimbursement rights.

The Company’s potential exposure under its completion guarantees is limited to the amount, if any, by which an unconsolidated joint venture’s outstanding borrowings exceed the value of its assets, though in the aggregate the Company believes its actual exposure under these guarantees will be substantially less than this amount. At this time, the Company has no reason to believe that its carve-out guarantees will be triggered in any material amount. At May 31, 2008, the Company’s pro rata share of loan-to-value maintenance guarantees to lenders of unconsolidated joint venture debt totaled approximately $108.2 million. This amount represents the Company’s maximum exposure to loss from such loan-to-value maintenance guarantees without regard to the underlying value of the collateral and any defenses that may be available to the Company against any attempted enforcement of such guarantees.

In addition to the above-described guarantees and indemnities, the Company has also provided a several guaranty to the lenders of one of the Company’s unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the payment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders in the event an involuntary bankruptcy proceeding is commenced against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. The Company’s potential exposure under this guaranty fluctuates with the outstanding balance of the unconsolidated joint venture’s debt and with its and its partners’ respective land purchases from the unconsolidated joint venture. At May 31, 2008, this unconsolidated joint venture had total outstanding indebtedness of approximately $327.9 million and, if this guaranty was enforceable, the Company’s potential exposure under the guaranty was approximately $182.7 million. This unconsolidated joint venture has received a series of notices from its lenders’ administrative agent alleging a number of defaults under its loan agreement. The Company is currently exploring resolutions of the matter with the lenders, the lenders’ administrative agent and its partners in this unconsolidated joint venture, but there can be no assurance that the Company will reach a satisfactory resolution with all of the parties involved.

Certain of the Company’s other unconsolidated joint ventures operating in difficult market conditions are in default of their debt agreements with their lenders or are at risk of defaulting. The Company is carefully managing its investments in these particular unconsolidated joint ventures and is working with the relevant lenders and unconsolidated joint venture partners to reach satisfactory resolutions. However, based on the terms and amounts of the debt involved for these particular unconsolidated joint ventures and the terms of the applicable joint venture operating agreements, the Company does not believe that its exposure related to any defaults by these particular unconsolidated joint ventures is material to the Company’s consolidated financial position or results of operations.

10.	Legal Matters

Derivative Litigation

On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Legal Matters (continued)

also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans, and seek unspecified money damages and injunctive and other equitable relief. Defendants have not yet responded to the complaints. On January 22, 2007, the court entered an order, pursuant to an agreement among the parties and the Company, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, the Company’s former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect. Pursuant to further stipulated orders, these terms remain in effect and are now scheduled to expire on September 3, 2008, unless otherwise agreed in writing. The plaintiffs have agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007. The parties may extend the agreement that options will not be exercised by the Company’s former Chairman and Chief Executive Officer beyond the current September 3, 2008 expiration date.

On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans and seek unspecified money damages and injunctive and other equitable relief. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On January 9, 2007, plaintiffs filed a consolidated complaint. All defendants filed motions to dismiss the complaint on April 2, 2007. Subsequently, plaintiffs filed a motion for partial summary judgment against certain of the defendants. Pursuant to stipulated orders, the motions to dismiss and the motion for partial summary judgment remained suspended for several months while the parties engaged in settlement discussions. Although settlement discussions are ongoing, activity in the litigation has recently recommenced. On May 14, 2008, the Court ordered that the partial summary judgment motion shall be taken off calendar, subject to being reset at a future time, following resolution of the pending motions to dismiss. Defendants’ various motions to dismiss are scheduled to be argued at a hearing on August 18, 2008. Discovery has not commenced. At this time, the Company has not concluded whether any potential outcome of the derivative litigation is likely to be material to its consolidated financial position or results of operations.

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

ERISA Litigation

On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against the Company, its directors, and certain of its current and former officers. After the Court allowed leave to file an amended complaint, on April 3, 2008, plaintiffs filed an amended complaint adding Tolan Beck and Rod

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Legal Matters (continued)

Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of KB Home who participated in the KB Home 401(k) Savings Plan (“Plan”). Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the Plan about alleged prior stock option backdating practices of the Company and by failing to remove the Company’s stock as an investment option under the Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their Plan accounts than they would have earned but for defendants’ alleged breach of duties. Plaintiffs seek unspecified money damages and injunctive and other equitable relief. On May 16, 2008, the Company filed a motion to dismiss on the ground that plaintiffs’ allegations fail to state a claim against the Company. Plaintiffs filed an opposition to the motion on June 20, 2008. The Company filed its reply in support of the motion on July 7, 2008, and the hearing on the motion is scheduled for August 4, 2008. Because of the pendency of the Company’s motion to dismiss (and a separate motion to dismiss filed by the individual defendants), no discovery has been taken in the lawsuit. While the Company believes it has strong defenses to the ERISA claims, it has not concluded whether an unfavorable outcome is likely to be material to its consolidated financial position or results of operations.

Storm Water Matter

In January 2003, the Company received a request for information from the Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. Several other public homebuilders received similar requests. The request sought information about storm water pollution control program implementation at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the DOJ asserted that certain regulatory requirements applicable to storm water discharges had been violated on certain occasions at certain of the Company’s construction sites, and unspecified civil penalties and injunctive relief might be warranted. The Company explored with the EPA, DOJ and other homebuilders methods of resolving the matter. In May 2008, the Company signed a consent decree with the EPA, DOJ and various states affecting the Company’s storm water pollution practices at its construction sites. Other homebuilders also signed similar consent decrees. In June 2008, the DOJ filed suit in the United States District Court for the Eastern District of Virginia (Civil Action No. 1:08CV603) and simultaneously submitted the Company’s consent decree for approval by the court, which, if entered, will resolve the issues in the suit. The DOJ also published a notice of lodging of the Company’s consent decree in the Federal Register (73 Fed. Reg. 35,711), which triggered the opening of a 30-day public comment period. After the public comment period, the DOJ will ask the court to sign and enter the Company’s consent decree as final. The court may require a hearing before signing and entering the consent decree. The Company anticipates that its consent decree will become final during the third fiscal quarter. Under the consent decree, the Company has agreed to pay a civil penalty of $1.2 million and undertake certain storm management practices, among other items. The Company believes that the costs associated with implementing the consent decree are not likely to be material to its consolidated financial position or results of operations.

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

11.	Stockholders’ Equity

As of May 31, 2008, the Company was authorized to repurchase four million shares of its common stock under a board-approved stock repurchase program. The Company did not repurchase any of its common stock under this program in the first half of 2008. The Company acquired $.6 million of common stock during the six

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Stockholders’ Equity (continued)

months ended May 31, 2008, which were previously issued shares delivered to the Company by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the share repurchase program.

During the quarter ended February 29, 2008, the Company’s board of directors declared a cash dividend of $.25 per share of common stock, which was paid on February 21, 2008 to shareholders of record on February 7, 2008. During the quarter ended May 31, 2008, the Company’s board of directors declared a cash dividend of $.25 per share of common stock, which was paid on May 22, 2008 to shareholders of record on May 8, 2008, and declared a cash dividend of $.25 per share of common stock, which is payable on July 24, 2008 to shareholders of record on July 10, 2008.

12.	Recent Accounting Pronouncements

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

13.	Income Taxes

The Company’s income tax expense from continuing operations totaled $.6 million in the second quarter of 2008, compared to an income tax benefit of $117.2 million in the second quarter of 2007. For the six months ended May 31, 2008, the Company’s income tax expense from continuing operations totaled $.9 million compared to an income tax benefit of $112.6 million for the six months ended May 31, 2007. These amounts represented effective income tax rates from continuing operations of .2% and 40.2% for the three months ended May 31, 2008 and 2007, respectively, and ..2% and 40.8% for the six months ended May 31, 2008 and 2007, respectively.

The significant change in the Company’s effective tax rate in 2008 resulted from no tax benefits being recorded in the three-month or six-month periods as a result of a full valuation allowance related to the Company’s current year loss, and the recognition of a liability for unrecognized tax benefits. For the three months ended May 31, 2008, the Company recorded a valuation allowance of $98.9 million. For the six months ended May 31, 2008, the valuation allowance recorded totaled $198.9 million. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the Company was unable to record deferred tax benefits that would have reduced its net losses in the three months and six months ended May 31, 2008 due to the uncertainty of realizing such deferred tax assets.

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Income Taxes (continued)

cumulative effect of the adoption of FASB Interpretation No. 48 was recorded in the first half of 2008 as a $2.5 million reduction to beginning retained earnings. Gross unrecognized tax benefits as of December 1, 2007 totaled $37.8 million. As of the date of its adoption of FASB Interpretation No. 48, the Company’s liability for unrecognized tax benefits was $29.0 million, which, if recognized, would affect the Company’s effective tax rate.

The Company estimates that within 12 months from the date of its adoption of FASB Interpretation No. 48, $6.0 million of unrecognized federal income tax liability will reverse due to the anticipated expiration of time to assess tax. As of the date of the Company’s adoption of FASB Interpretation No. 48, fiscal years 2003 through 2007 remain subject to examination.

Since the Company’s adoption of FASB Interpretation No. 48 on December 1, 2007, there have been no material changes to the components of the Company’s total unrecognized tax benefit, including the amounts which, if recognized, would affect the Company’s effective tax rate. It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease as a result of the potential resolution with the Internal Revenue Service relating to issues stemming from fiscal years 2004 and 2005. However, any such change cannot be estimated at this time.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its consolidated financial statements as a component of the income tax provision consistent with the Company’s historical accounting policy. After the adoption of FASB Interpretation No. 48 on December 1, 2007, the Company’s total gross accrued interest and penalties was $16.5 million. At May 31, 2008, its total gross accrued interest and penalties was $17.6 million. The Company’s liability for unrecognized tax benefits, combined with accrued interest and penalties, is reflected as a component of accrued expenses and other liabilities in its consolidated balance sheet.

14.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2008	2007

Summary of cash and cash equivalents:
Homebuilding	$1,305,077	$390,573
Financial services	13,551	14,951
Discontinued operations	—	66,088

Total	$1,318,628	$471,612

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$(263)	$7,819
Income taxes paid (refunded)	(105,737)	13,670

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$—	$4,139
Decrease in consolidated inventories not owned	(123,528)	(165,588)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Supplemental Guarantor Information

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

Condensed Consolidating Statements of Operations Six Months Ended May 31, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,103,933	$329,356	$—	$1,433,289

Homebuilding:
Revenues	$—	$1,103,933	$324,469	$—	$1,428,402
Construction and land costs	—	(1,274,907)	(393,574)	—	(1,668,481)
Selling, general and administrative expenses	(37,430)	(141,373)	(67,900)	—	(246,703)
Goodwill impairment	(24,570)	—	—	—	(24,570)

Operating loss	(62,000)	(312,347)	(137,005)	—	(511,352)
Interest income (expense), net of amounts capitalized	40,062	(22,454)	(17,608)	—	—
Other, net	20,466	(2,221)	(41,052)	—	(22,807)

Homebuilding pretax loss	(1,472)	(337,022)	(195,665)	—	(534,159)
Financial services pretax income	—	—	10,957	—	10,957

Total pretax loss	(1,472)	(337,022)	(184,708)	—	(523,202)
Income tax expense	—	(600)	(300)	—	(900)
Equity in net loss of subsidiaries	(522,630)	—	—	522,630	—

Net loss	$(524,102)	$(337,622)	$(185,008)	$522,630	$(524,102)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Operations
Six Months Ended May 31, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$2,081,509	$720,537	$—	$2,802,046

Homebuilding:
Revenues	$—	$2,081,509	$713,126	$—	$2,794,635
Construction and land costs	—	(2,020,276)	(635,408)	—	(2,655,684)
Selling, general and administrative expenses	(58,734)	(239,512)	(100,561)	—	(398,807)

Operating loss	(58,734)	(178,279)	(22,843)	—	(259,856)
Interest income (expense), net of amounts capitalized	96,731	(78,185)	(18,546)	—	—
Other, net	7,006	4,430	(42,868)	—	(31,432)

Homebuilding pretax income (loss)	45,003	(252,034)	(84,257)	—	(291,288)

Financial services pretax income	—	—	15,191	—	15,191

Income (loss) from continuing operations before income taxes	45,003	(252,034)	(69,066)	—	(276,097)
Income tax benefit (expense)	(18,400)	102,800	28,200	—	112,600

Income (loss) from continuing operations before equity in net income (loss) of subsidiaries	26,603	(149,234)	(40,866)	—	(163,497)
Income from discontinued operations, net of income taxes	—	—	42,348	—	42,348

Income (loss) before equity in net income (loss) of subsidiaries	26,603	(149,234)	1,482	—	(121,149)

Equity in net income (loss) of subsidiaries:
Continuing operations	(190,100)	—	—	190,100	—
Discontinued operations	42,348	—	—	(42,348)	—

Net income (loss)	$(121,149)	$(149,234)	$1,482	$147,752	$(121,149)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Operations
Three Months Ended May 31, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$477,483	$161,582	$—	$639,065

Homebuilding:
Revenues	$—	$477,483	$159,611	$—	$637,094
Construction and land costs	—	(589,025)	(166,815)	—	(755,840)
Selling, general and administrative expenses	(22,737)	(67,142)	(29,186)	—	(119,065)
Goodwill impairment	(24,570)	—	—	—	(24,570)

Operating loss	(47,307)	(178,684)	(36,390)	—	(262,381)
Interest income (expense), net of amounts capitalized	21,837	(13,776)	(8,061)	—	—
Other, net	8,584	(728)	(3,817)	—	4,039

Homebuilding pretax loss	(16,886)	(193,188)	(48,268)	—	(258,342)

Financial services pretax income	—	—	3,012	—	3,012

Total pretax loss	(16,886)	(193,188)	(45,256)	—	(255,330)
Income tax expense	—	(500)	(100)	—	(600)
Equity in net loss of subsidiaries	(239,044)	—	—	239,044	—

Net loss	$(255,930)	$(193,688)	$(45,356)	$239,044	$(255,930)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Operations
Three Months Ended May 31, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,063,545	$349,663	$—	$1,413,208

Homebuilding:
Revenues	$—	$1,063,545	$346,441	$—	$1,409,986
Construction and land costs	—	(1,166,530)	(312,875)	—	(1,479,405)
Selling, general and administrative expenses	(28,767)	(113,353)	(51,465)	—	(193,585)

Operating loss	(28,767)	(216,338)	(17,899)	—	(263,004)
Interest income (expense), net of amounts capitalized	50,856	(44,518)	(6,338)	—	—
Other, net	3,805	4,307	(42,007)	—	(33,895)

Homebuilding pretax income (loss)	25,894	(256,549)	(66,244)	—	(296,899)

Financial services pretax income	—	—	5,547	—	5,547

Income (loss) from continuing operations before income taxes	25,894	(256,549)	(60,697)	—	(291,352)
Income tax benefit (expense)	(10,400)	103,200	24,400	—	117,200

Income (loss) from continuing operations before equity in net income (loss) of subsidiaries	15,494	(153,349)	(36,297)	—	(174,152)
Income from discontinued operations, net of income taxes	—	—	25,466	—	25,466

Income (loss) before equity in net income (loss) of subsidiaries	15,494	(153,349)	(10,831)	—	(148,686)

Equity in net income (loss) of subsidiaries:
Continuing operations	(189,646)	—	—	189,646	—
Discontinued operations	25,466	—	—	(25,466)	—

Net loss	$(148,686)	$(153,349)	$(10,831)	$164,180	$(148,686)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheets May 31, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$1,164,661	$25,528	$114,888	$—	$1,305,077
Receivables	20,463	139,499	30,048	—	190,010
Inventories	—	2,132,660	476,163	—	2,608,823
Other assets	365,137	241,381	77,344	—	683,862

	1,550,261	2,539,068	698,443	—	4,787,772

Financial services	—	—	53,236	—	53,236
Investments in subsidiaries	44,766	—	—	(44,766)	—

Total assets	$1,595,027	$2,539,068	$751,679	$(44,766)	$4,841,008

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$215,832	$870,890	$301,528	$—	$1,388,250
Mortgages and notes payable	2,143,415	17,805	—	—	2,161,220

	2,359,247	888,695	301,528	—	3,549,470

Financial services	—	—	17,109	—	17,109
Intercompany	(2,038,649)	1,650,373	388,276	—	—
Stockholders’ equity	1,274,429	—	44,766	(44,766)	1,274,429

Total liabilities and stockholders’ equity	$1,595,027	$2,539,068	$751,679	$(44,766)	$4,841,008

November 30, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$1,104,429	$71,519	$149,307	$—	$1,325,255
Receivables	126,531	151,089	18,119	—	295,739
Inventories	—	2,670,155	642,265	—	3,312,420
Other assets	405,306	219,146	103,698	—	728,150

	1,636,266	3,111,909	913,389	—	5,661,564

Financial services	—	—	44,392	—	44,392
Investments in subsidiaries	64,148	—	—	(64,148)	—

Total assets	$1,700,414	$3,111,909	$957,781	$(64,148)	$5,705,956

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$210,697	$1,130,047	$334,935	$—	$1,675,679
Mortgages and notes payable	2,142,654	19,140	—	—	2,161,794

	2,353,351	1,149,187	334,935	—	3,837,473

Financial services	—	—	17,796	—	17,796
Intercompany	(2,503,624)	1,962,722	540,902	—	—
Stockholders’ equity	1,850,687	—	64,148	(64,148)	1,850,687

Total liabilities and stockholders’ equity	$1,700,414	$3,111,909	$957,781	$(64,148)	$5,705,956

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Cash Flows Six Months Ended May 31, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net loss	$(524,102)	$(337,622)	$(185,008)	$522,630	$(524,102)
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Inventory and joint venture impairments and land option contract abandonments	—	266,856	133,606	—	400,462
Change in assets and liabilities:
Inventories	—	157,070	61,051	—	218,121
Other, net	129,732	(124,104)	5,125	—	10,753

Net cash provided (used) by operating activities	(394,370)	(37,800)	14,774	522,630	105,234

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(30,484)	(67,220)	—	(97,704)
Sales (purchases) of property and equipment, net	5,933	(1,645)	90	—	4,378

Net cash provided (used) by investing activities	5,933	(32,129)	(67,130)	—	(93,326)

Cash flows from financing activities:
Payments of cash dividends	(38,723)	—	—	—	(38,723)
Other, net	3,036	(1,335)	—	—	1,701
Intercompany	484,356	25,273	13,001	(522,630)	—

Net cash provided (used) by financing activities	448,669	23,938	13,001	(522,630)	(37,022)

Net increase (decrease) in cash and cash equivalents	60,232	(45,991)	(39,355)	—	(25,114)
Cash and cash equivalents at beginning of period	1,104,429	71,519	167,794	—	1,343,742

Cash and cash equivalents at end of period	$1,164,661	$25,528	$128,439	$—	$1,318,628

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statements of Cash Flows Six Months Ended May 31, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net loss	$(121,149)	$(149,234)	$(40,866)	$190,100	$(121,149)
Income from discontinued operations, net of income taxes	—	—	(42,348)	—	(42,348)
Inventory impairments and land option cost write-offs	—	258,995	57,887	—	316,882
Other, net	(103,934)	(168,156)	46,428	—	(225,662)

Net cash provided (used) by operating activities — continuing operations	(225,083)	(58,395)	21,101	190,100	(72,277)
Net cash provided by operating activities — discontinued operations	—	—	188,223	—	188,223

Net cash provided (used) by operating activities	(225,083)	(58,395)	209,324	190,100	115,946

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(18,759)	(67,971)	—	(86,730)
Purchases of property and equipment, net	(233)	(2,603)	(1,055)	—	(3,891)

Net cash used by investing activities — continuing operations	(233)	(21,362)	(69,026)	—	(90,621)
Net cash used by investing activities — discontinued operations	—	—	(14,720)	—	(14,720)

Net cash used by investing activities	(233)	(21,362)	(83,746)	—	(105,341)

Cash flows from financing activities:
Payments on mortgages, land contracts and other loans	—	(91,730)	(21,516)	—	(113,246)
Payments of cash dividends	(38,533)	—	—	—	(38,533)
Other, net	4,743	—	—	—	4,743
Intercompany	106,806	57,468	25,826	(190,100)	—

Net cash provided (used) by financing activities — continuing operations	73,016	(34,262)	4,310	(190,100)	(147,036)
Net cash used by financing activities — discontinued operations	—	—	(196,139)	—	(196,139)

Net cash provided (used) by financing activities	73,016	(34,262)	(191,829)	(190,100)	(343,175)

Net decrease in cash and cash equivalents	(152,300)	(114,019)	(66,251)	—	(332,570)
Cash and cash equivalents at beginning of period	447,221	150,829	206,132	—	804,182

Cash and cash equivalents at end of period	$294,921	$36,810	$139,881	$—	$471,612

16.	Subsequent Event

On June 12, 2008, the Company announced that it would redeem all of its outstanding 7 3/4% senior subordinated notes due 2010 in the aggregate principal amount of $300.0 million. The redemption date is July 14, 2008 and the redemption price is 101.938% of the principal amount plus all accrued interest to the date of redemption. The Company expects to incur a loss on the redemption primarily due to the call premium of $5.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW

Revenues are generated from our homebuilding operations and our financial services operations. Discontinued operations are comprised solely of our French construction operations, which we sold on July 10, 2007. The following table presents a summary of our results for the six months and three months ended May 31, 2008 and 2007 (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2008	2007	2008	2007
Revenues:
Homebuilding	$1,428,402	$2,794,635	$637,094	$1,409,986
Financial services	4,887	7,411	1,971	3,222

Total	$1,433,289	$2,802,046	$639,065	$1,413,208

Pretax income (loss):
Homebuilding	$(534,159)	$(291,288)	$(258,342)	$(296,899)
Financial services	10,957	15,191	3,012	5,547

Loss from continuing operations before income taxes	(523,202)	(276,097)	(255,330)	(291,352)
Income tax benefit (expense)	(900)	112,600	(600)	117,200

Loss from continuing operations	(524,102)	(163,497)	(255,930)	(174,152)
Income from discontinued operations, net of income taxes	—	42,348	—	25,466

Net loss	$(524,102)	$(121,149)	$(255,930)	$(148,686)

Diluted earnings (loss) per share:
Continuing operations	$(6.77)	$(2.12)	$(3.30)	$(2.26)
Discontinued operations	—	.55	—	.33

Diluted loss per share	$(6.77)	$(1.57)	$(3.30)	$(1.93)

During the first half of 2008, housing market conditions continued to deteriorate as record high foreclosures in the period exacerbated the oversupply of unsold homes in the marketplace and consumer confidence declined significantly amid signs of weakness in the general economy. The protracted housing supply-demand imbalance combined with ongoing turmoil in consumer mortgage lending and other credit markets further intensified competition for sales and put downward pressure on sales prices during the first half of 2008. These adverse conditions have persisted in varying degrees for the housing industry since the second half of 2006 and their impact is reflected in our results for the three months and six months ended May 31, 2008. Our results for these periods were also substantially affected by strategic actions we have taken over the past several quarters in each of our homebuilding reporting segments to reduce our inventory investments and the number of active communities we operate. We have done so to better align our business operations with today’s significantly reduced home sales activity relative to the peak levels of a few years ago and our diminished future sales expectations. In the three months and six months ended May 31, 2008, we operated 37% and 38% fewer active communities, respectively, than in the corresponding year-earlier periods. The reduced community counts were a significant factor in the year-over-year declines in net orders, homes delivered and revenues we experienced in each of our homebuilding reporting segments. We also experienced year-over-year decreases in revenues in each homebuilding reporting segment in the second quarter and first half of 2008 due to targeted sales price reductions and sales concessions we implemented in certain markets or communities in response to competitive pressures, weak consumer demand and heightened supply levels, and our ongoing efforts to enhance the affordability of our homes, particularly in light of tighter consumer mortgage lending standards. As a result of current market conditions and our current strategic initiatives, we expect to report reduced year-over-year net orders, homes delivered and revenues throughout 2008.

Our total revenues of $639.1 million for the three months ended May 31, 2008 decreased 55% from $1.41 billion for the three months ended May 31, 2007 due to lower housing and land sale revenues. Housing revenues of $636.7 million in the second quarter of 2008 declined 51% from $1.30 billion in the year-earlier quarter, reflecting decreases in both the number of homes delivered and the average selling price compared to the year-earlier quarter. We delivered 2,810 homes in the second quarter of 2008, down 41% from the 4,776 homes we delivered in the year-earlier quarter. The overall average selling price of our homes decreased 17% to $226,600 in the second quarter of 2008 from $271,600 in the corresponding period of 2007. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. Included in our total revenues were financial services revenues of $2.0 million in the three months ended May 31, 2008 and $3.2 million in the three months ended May 31, 2007.
We incurred a net loss of $255.9 million, or $3.30 per diluted share, in the second quarter of 2008, including pretax, non-cash charges of $176.5 million for inventory and joint venture impairments and the abandonment of land option contracts, and $24.6 million for goodwill impairment. The inventory impairments resulted from the combination of increased housing supply and persistently poor demand, which amplified pricing pressures and diminished asset values in many of our markets. Inventory values were also affected by the uncertain time frame for a housing market recovery. The abandonment charges reflect our decisions not to pursue certain land option contracts where potential projects no longer met our internal investment standards. Approximately 90% of the total impairments and abandonments in the second quarter of 2008 were recorded against assets in California, Arizona, Nevada and Florida, states that have been heavily impacted by rising foreclosures and falling housing prices. The goodwill impairment charge related to acquisitions we made in prior years within our Central reporting segment. Our net loss in the second quarter of 2008 also included a charge of $98.9 million to record a valuation allowance against net deferred tax assets generated during the quarter in accordance with SFAS No. 109. In the second quarter of 2007, we posted a net loss of $148.7 million, or $1.93 per diluted share, including a pretax, non-cash charge of $308.2 million for inventory and joint venture impairments and the abandonment of land option contracts, partly offset by after-tax income of $25.5 million, or $.33 per diluted share from the French discontinued operations that we sold in July 2007.
For the six months ended May 31, 2008, our Company-wide revenues totaled $1.43 billion, a decrease of 49% from $2.80 billion for the six months ended May 31, 2007. Included in our total revenues were financial services revenues of $4.9 million in the six months ended May 31, 2008 and $7.4 million in the six months ended May 31, 2007. Our net loss for the first half of 2008 totaled $524.1 million, or $6.77 per diluted share, including pretax, non-cash charges of $400.5 million for inventory and joint venture impairments and the abandonment of land option contracts, and $24.6 million for goodwill impairment. The net loss also reflected a $198.9 million valuation allowance charge against deferred tax assets to fully reserve the tax benefits generated from our pretax loss in the period. For the six months ended May 31, 2007, we reported a net loss of $121.1 million, or $1.57 per diluted share, including pretax, non-cash charges of $316.9 million for inventory and joint venture impairments and land option contract abandonments, and after-tax income of $42.3 million, or $.55 per diluted share from the French discontinued operations.
Given the strength of our cash position, on June 12, 2008, we announced that we would redeem all of our outstanding 7 3/4% senior subordinated notes due 2010 in the aggregate principal amount of $300.0 million. The redemption date is July 14, 2008 and the redemption price is 101.938% of the principal amount plus all accrued interest to the date of redemption. We expect to incur a loss on the redemption primarily due to the call premium of $5.8 million. However, in addition to reducing our total debt, we expect the redemption to generate approximately $16.0 million in annual interest cost savings.
Our backlog at May 31, 2008 consisted of 6,233 homes, representing projected future housing revenues of approximately $1.47 billion. These backlog measures declined 54% and 61%, respectively, from the 13,672 homes, representing approximately $3.74 billion in projected future housing revenues, at May 31, 2007. These backlog level decreases reflected our reduced active community count, the effects of several quarters of negative year-over-year net order results and lower average selling prices. Net orders generated from our homebuilding operations decreased 42% to 4,200 in the second quarter of 2008 from 7,265 net orders in the second quarter of 2007, with year-over-year declines experienced in each of our operating segments largely due to lower active community counts in 2008. However, our second quarter 2008 net orders were nearly triple the 1,449 net orders reported in the first quarter of 2008, in part due to a substantially improved cancellation rate. Our cancellation rate based on gross orders improved to 27% in the second quarter of 2008 from 53% in the first quarter of 2008, 58% in the fourth quarter of 2007 and 34% in the second quarter of 2007.

We continue to take steps to maintain our strong financial position and reposition our operations to align with reduced market demand compared to the record levels of a few years ago. Our cash balance of $1.31 billion and debt balance of $2.16 billion at May 31, 2008 were largely unchanged from the balances at November 30, 2007. We generated positive cash flows from our operations in the first two quarters of 2008, a trend we expect to continue for the remainder of the year. As of May 31, 2008, our ratio of debt to total capital, net of cash, remained at the low end of our targeted range of 40-50%. Our liquidity, including the available capacity under our Credit Facility, was approximately $2.40 billion at May 31, 2008. We have reduced our inventory levels by 50% to $2.61 billion at May 31, 2008 from $5.24 billion at May 31, 2007 and ended the second quarter of 2008 with an attractive, geographically diverse land portfolio of approximately 56,600 lots owned or controlled. We believe our solid financial position and present lot positions give us a distinct competitive advantage relative to other homebuilding companies and should allow us to capitalize on opportunities when the housing market stabilizes.
HOMEBUILDING
We have grouped our homebuilding activities into four reporting segments, which we refer to as West Coast, Southwest, Central and Southeast. As of May 31, 2008, our homebuilding segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Georgia, North Carolina and South Carolina.
The following table presents a summary of selected financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Six Months Ended May 31,		Three Months Ended May 31,
	2008	2007	2008	2007
Revenues:
Housing	$1,363,433	$2,670,624	$636,719	$1,297,366
Land	64,969	124,011	375	112,620

Total	1,428,402	2,794,635	637,094	1,409,986

Costs and expenses:
Construction and land costs
Housing	1,520,091	2,508,766	748,098	1,348,306
Land	148,390	146,918	7,742	131,099

Total	1,668,481	2,655,684	755,840	1,479,405
Selling, general and administrative expenses	246,703	398,807	119,065	193,585
Goodwill impairment	24,570	—	24,570	—

Total	1,939,754	3,054,491	899,475	1,672,990

Operating loss	$(511,352)	$(259,856)	$(262,381)	$(263,004)

Homes delivered	5,738	9,912	2,810	4,776
Average selling price	$237,600	$269,400	$226,600	$271,600
Housing gross margin	-11.5%	6.1%	-17.5%	-3.9%

Selling, general and administrative expenses as a percent of housing revenues	18.1%	14.9%	18.7%	14.9%
Operating loss as a percent of homebuilding revenues	-35.8%	-9.3%	-41.2%	-18.7%

The following tables present information by reporting segment in terms of homes delivered to buyers, net orders taken and cancellation rates based on gross orders for the three-month and six-month periods ended May 31, 2008 and 2007, together with backlog data in terms of homes and value by reporting segment as of May 31, 2008 and 2007:

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2008	2007	2008	2007	2008	2007
West Coast	603	950	977	1,673	29%	30%
Southwest	534	1,061	760	1,437	21	30
Central	863	1,236	964	1,903	31	39
Southeast	810	1,529	1,499	2,252	26	33

Total	2,810	4,776	4,200	7,265	27%	34%

Unconsolidated joint ventures	74	11	131	109	24%	25%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2008	2007	2008	2007	2008	2007
West Coast	1,217	1,845	1,516	3,140	34%	29%
Southwest	1,274	2,246	946	2,545	32	32
Central	1,762	2,663	1,195	3,236	45	40
Southeast	1,485	3,158	1,992	4,088	34	33

Total	5,738	9,912	5,649	13,009	36%	34%

Unconsolidated joint ventures	149	19	179	194	31%	22%

	May 31,
			Backlog — Value
	Backlog — Homes		(In Thousands)
Segment	2008	2007	2008	2007
West Coast	1,489	2,910	$516,073	$1,357,973
Southwest	978	2,829	222,279	733,211
Central	1,444	3,628	260,404	633,775
Southeast	2,322	4,305	467,141	1,012,098

Total	6,233	13,672	$1,465,897	$3,737,057

Unconsolidated joint ventures	239	229	$101,748	$84,773

Revenues. Homebuilding revenues decreased by $772.9 million, or 55%, to $637.1 million in the three months ended May 31, 2008, from $1.41 billion in the corresponding period of 2007, due to a decline in housing and land sales revenues. Housing revenues for the quarter ended May 31, 2008 totaled $636.7 million, down $660.6 million, or 51%, from $1.30 billion in the year-earlier period, reflecting fewer homes delivered and a lower average selling price. We delivered 2,810 homes in the second quarter of 2008, down 41% from 4,776 homes delivered in the second quarter of 2007, with each of our homebuilding reporting segments posting a year-over-year decrease. The overall decline in homes delivered was largely due to the 37% decrease in the number of active communities we operated in the second quarter of 2008 compared to the year-earlier quarter. Over the past several quarters we have decreased community counts to better align our operations with reduced housing market activity. We anticipate our reduced active community count to continue to negatively impact, on a year-over-year basis, the number of homes we deliver and the amount of revenues we generate from our housing operations for the remainder of 2008. Our average selling price of $226,600 for the three months ended May 31, 2008 decreased 17% from $271,600 in the year-earlier period, as the persistent housing supply-demand imbalance of the past few years, exacerbated recently by growing foreclosures, heightened competition from homebuilders and other sellers and intensified pricing pressures. In addition, we rolled out product at lower price points to address the ongoing affordability concerns of potential homebuyers. The largest year-over-year decrease was in our West Coast segment, where the average selling price was down 30%. In the second quarter of 2008, our average selling price fell 13% in the Southwest segment and 12% in the Southeast segment on a year-over-year basis. In our Central segment, the second quarter 2008 average selling price was flat with the year-earlier quarter. We anticipate our average selling price will continue to decrease due to the ongoing oversupply of unsold homes in the marketplace, tightening consumer lending requirements, affordability concerns of potential homebuyers and our continued introduction of product at lower price points.
Homebuilding revenues for the six months ended May 31, 2008 decreased by $1.37 billion, or 49%, to $1.43 billion from $2.79 billion for the year-earlier period, due to lower housing and land sale revenues. Housing revenues for the six months ended May 31, 2008 totaled $1.36 billion, down 49% from $2.67 billion in the year-earlier period, reflecting a 42% decrease in the number of homes delivered and a 12% decrease in our average selling price. Company-wide homes delivered decreased to 5,738 in the first six months of 2008 from 9,912 in the first six months of 2007 primarily due to reduced active community counts. Our average selling price decreased to $237,600 in the first six months of 2008 from $269,400 in the corresponding period of 2007 as a result of downward pricing pressure and our efforts to redesign our product to enhance its affordability.
Revenues from land sales totaled $.4 million for the three months ended May 31, 2008 and $112.6 million for the three months ended May 31, 2007. For the six months ended May 31, 2008, revenues from land sales totaled $65.0 million compared to $124.0 million for the six months ended May 31, 2007. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in the markets we serve and prevailing market conditions. Land sale revenues were more significant in the three-month and six-month periods ended May 31, 2007 compared to the corresponding 2008 periods because we sold a greater amount of land in 2007 as part of our strategic efforts to reposition our operations in light of challenging market conditions and our future sales expectations.
Operating loss. Our homebuilding operations generated operating losses of $262.4 million in the three months ended May 31, 2008 and $263.0 million in the three months ended May 31, 2007 due to losses from both housing operations and land sales. The 2008 second quarter operating loss represented 41.2% of homebuilding revenues; in the year-earlier quarter, the operating loss represented 18.7% of homebuilding revenues. This change of 22.5 percentage points was primarily due to a decrease in our housing gross margin, which fell to negative 17.5% in the second quarter of 2008 from a negative 3.9% for the same period of 2007, and a goodwill impairment charge of $24.6 million recorded in the second quarter of 2008. Our housing gross margin in the second quarter of 2008 was adversely impacted by pretax, non-cash charges of $167.1 million for inventory impairments and land option contract abandonments, and competitive pricing pressures. The inventory impairment charges in the second quarter of 2008 reflected the combination of increased housing supply and persistently poor demand, which increased pricing pressure and decreased asset values in certain markets. The majority of these inventory impairments occurred in California, Arizona, Nevada and Florida, states that have been hardest hit by rising foreclosure activity and falling housing prices. The abandonment charges recorded in the second quarter of 2008 reflected our decisions to terminate certain land option contracts that no longer met our internal investment standards. The loss within housing operations in the second quarter of 2007 was primarily due to pretax, non-cash inventory impairment and land option contract abandonment charges of $244.5 million. Excluding the inventory-related non-cash charges, our housing gross margin would have been 8.7% in the second quarter of 2008 and 14.9% in the second quarter of 2007.
Company-wide land sales generated a loss of $7.4 million in the three months ended May 31, 2008, including $7.3 million of impairment charges related to planned future land sales. In the three months ended May 31, 2007, land sales produced a loss of $18.5 million, which included $22.4 million of similar impairment charges.
Selling, general and administrative expenses decreased by $74.5 million, or 38%, to $119.1 million in the three months ended May 31, 2008 from $193.6 million in the corresponding 2007 period. The decrease reflected our ongoing efforts to rescale the size of our operations to the lower volume of homes we are delivering and our future sales expectations. As a percentage of housing revenues, selling, general and administrative expenses increased to 18.7% in the second quarter of 2008 from 14.9% in the year-earlier period, largely due to the substantial year-over-year decrease in our homebuilding revenues which has outpaced our significant overhead reductions. Although we intend to continue our efforts to reduce our selling, general and administrative expenses, we expect the ratio of these expenses to housing revenues to remain above 2007 levels for the remainder of the year.
Our homebuilding operations posted operating losses of $511.4 million for the first six months of 2008 and $259.9 million for the first six months of 2007, reflecting losses from both housing operations and land sales. As a percentage of homebuilding revenues, the operating loss was 35.8% in the first half of 2008 compared to 9.3% in the first half of 2007 due to a decrease in our housing gross margin to negative 11.5% in the first half of 2008 from positive 6.1% for the same period of 2007. Our housing gross margin decreased in 2008 largely due to pretax, non-cash charges of $277.4 million for inventory impairments and land option contract abandonments, lower average selling prices and the increased use of price concessions and sales incentives to meet competitive conditions. In the six months ended May 31, 2007, the housing gross margin reflected $250.0 million of inventory impairment and land option contract abandonment charges. Company-wide land sales generated a loss of $83.4 million in the first six months of 2008, including $84.5 million of impairment charges related to future land sales. In the first six months of 2007, land sales produced losses of $22.9 million, including $25.6 million of impairment charges related to future land sales.
Selling, general and administrative expenses decreased by $152.1 million, or 38%, to $246.7 million in the six months ended May 31, 2008 from $398.8 million in the corresponding period of 2007. As a percentage of housing revenues, selling, general and administrative expenses increased to 18.1% in the first half of 2008 from 14.9% in the year-earlier period, primarily due to our expense reductions being outpaced by the severe year-over-year decline in housing revenues stemming from our strategic active community count reductions and the decrease in our average selling price.
Goodwill impairment. We have recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, we test goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the quarter ended May 31, 2008, we determined that it was necessary to evaluate goodwill for impairment due to deteriorating conditions in certain housing markets and the significant inventory impairments we identified and recognized during the quarter in accordance with SFAS No. 144. We evaluate goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. In accordance with SFAS No. 142, we have determined that our reporting units are the same as our reporting segments. Based on the results of our evaluation as of April 30, 2008, we recorded an impairment charge of $24.6 million in the quarter ended May 31, 2008 related to our Central reporting segment, where the goodwill previously recorded was determined to be impaired. The charge was recorded at our corporate level because all goodwill is carried at that level.
The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding whether existing goodwill is impaired could change and result in a material effect on our consolidated financial position or results of operations.
Interest Income. Interest income totaled $9.5 million in the second quarter of 2008 and $5.6 million in the second quarter of 2007. For the first half of 2008, interest income totaled $22.6 million compared to $10.3 million in the first half of 2007. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates. The increase in interest income for the three-month and six-month periods ended May 31, 2008 compared to the year-earlier periods reflected a substantial increase in short-term investments due to the higher level of cash on our balance sheet stemming from the July 2007 sale of our French discontinued operations and other assets, the cash generated from our operations, and our reduction in land purchases.

Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $5.5 million in the three months ended May 31, 2008 and $39.5 million in the three months ended May 31, 2007. Our equity in loss of unconsolidated joint ventures included pretax, non-cash charges of $2.1 million in the three months ended May 31, 2008 and $41.3 million in the three months ended May 31, 2007 to recognize the impairment of certain unconsolidated joint ventures. Our unconsolidated joint ventures recorded combined revenues of $27.9 million in the second quarter of 2008 compared to $41.8 million in the corresponding period of 2007. For the six months ended May 31, 2008, our equity in loss of unconsolidated joint ventures totaled $45.4 million compared to $41.7 million for the same period of 2007. These amounts included pretax, non-cash charges of $38.5 million in the six months ended May 31, 2008 and $41.3 million in the six months ended May 31, 2007 to recognize the impairment of certain unconsolidated joint venture investments. Combined revenues from these unconsolidated joint ventures totaled $55.3 million in the first half of 2008 and $43.9 million in the first half of 2007. Activities performed by our unconsolidated joint ventures generally include buying, developing and selling land, and, in some cases building and delivering homes. Unconsolidated joint ventures generated combined losses of $98.7 million in the second quarter of 2008 and $31.2 million in the corresponding period of 2007. In the first six months of 2008 and 2007, unconsolidated joint ventures generated combined losses of $117.5 million and $36.7 million, respectively.
HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2008	2007	2008	2007
West Coast:
Revenues	$440,939	$922,296	$199,863	$501,817
Construction and land costs	(555,605)	(1,012,459)	(275,990)	(649,883)
Selling, general and administrative expenses	(56,141)	(97,026)	(27,361)	(47,634)

Operating loss	(170,807)	(187,189)	(103,488)	(195,700)
Other, net	(2,629)	5,473	(6,748)	(589)

Pretax loss	$(173,436)	$(181,716)	$(110,236)	$(196,289)

Southwest:
Revenues	$364,201	$671,698	$122,354	$332,202
Construction and land costs	(439,692)	(582,276)	(167,401)	(309,187)
Selling, general and administrative expenses	(37,416)	(63,036)	(15,763)	(29,650)

Operating income (loss)	(112,907)	26,386	(60,810)	(6,635)
Other, net	(5,173)	3,188	(1,843)	4,494

Pretax income (loss)	$(118,080)	$29,574	$(62,653)	$(2,141)

Central:
Revenues	$300,475	$449,340	$148,586	$216,678
Construction and land costs	(286,161)	(401,074)	(133,398)	(195,853)
Selling, general and administrative expenses	(49,325)	(76,842)	(22,951)	(36,333)

Operating loss	(35,011)	(28,576)	(7,763)	(15,508)
Other, net	(6,769)	(4,829)	(4,075)	(3,386)

Pretax loss	$(41,780)	$(33,405)	$(11,838)	$(18,894)

	Six Months Ended May 31,		Three Months Ended May 31,
	2008	2007	2008	2007
Southeast:
Revenues	$322,787	$751,301	$166,291	$359,289
Construction and land costs	(381,933)	(655,386)	(176,849)	(321,632)
Selling, general and administrative expenses	(57,667)	(98,000)	(26,754)	(48,637)

Operating loss	(116,813)	(2,085)	(37,312)	(10,980)
Other, net	(28,079)	(36,772)	(3,467)	(36,827)

Pretax loss	$(144,892)	$(38,857)	$(40,779)	$(47,807)

West Coast — Our West Coast segment generated total revenues of $199.9 million in the three months ended May 31, 2008, down 60% from $501.8 million in the year-earlier period due to decreases in housing and land sale revenues. Second quarter housing revenues declined 55% to $199.9 million from $448.0 million in the second quarter of 2007, due to a 37% decrease in homes delivered and a 30% decrease in the average selling price. We delivered 603 homes at an average selling price of $331,400 in the quarter ended May 31, 2008 compared to 950 homes delivered at an average selling price of $471,600 in the year-earlier quarter. We delivered fewer homes in the second quarter of 2008 largely due to a 45% decrease in our active communities in this segment. The lower average selling price in the second quarter of 2008 was due to pricing pressure in this segment stemming from increased foreclosures and weakening demand as well as our efforts to redesign our product to enhance its affordability to potential homebuyers. The West Coast segment had no land sales in the second quarter of 2008. In the year-earlier quarter the segment had land sale revenues of $53.8 million.
Our West Coast segment generated pretax losses of $110.2 million in the three months ended May 31, 2008 and $196.3 million in the year-earlier period. Pretax results improved in the second quarter of 2008 compared to the year-earlier period due to decreased inventory impairment and land option contract abandonment charges and lower selling, general and administrative expenses. The segment’s inventory impairment and land option contract abandonment charges totaled $90.0 million in the second quarter of 2008, down from $207.3 million in the second quarter of 2007. The gross margin in this segment worsened to negative 38.1% in the second quarter of 2008 from negative 29.5% in the year-earlier quarter mainly due to an increase in inventory impairment and land option contract abandonment charges as a percent of revenues and a decrease in the average selling price. Selling, general and administrative expenses in our West Coast segment decreased by $20.2 million, or 43%, to $27.4 million in the three months ended May 31, 2008 from $47.6 million in the year-earlier period, reflecting the steps we have taken to rescale the size of our business to align with reduced housing market activity.
For the six months ended May 31, 2008, our West Coast segment generated total revenues of $440.9 million, a decrease of 52% from $922.3 million in the year-earlier period, reflecting lower housing and land sale revenues. First half housing revenues from our West Coast segment totaled $440.9 million, down from $868.5 million in the first half of 2007 due to a 34% decrease in homes delivered and a 23% decrease in the average selling price. Homes delivered in this segment decreased to 1,217 in the six months ended May 31, 2008 from 1,845 in the year-earlier period mainly due to a 36% reduction in active communities in this segment. The average selling price fell to $362,300 in the first half of 2008 from $470,800 in the year-earlier period due to greater use of price concessions in response to highly competitive conditions and weak demand, as well as our efforts to redesign our product to enhance its affordability to potential homebuyers. The West Coast segment had no land sales in the six months ended May 31, 2008 and $53.8 million of land sale revenues for the six months ended May 31, 2007.
Our West Coast segment posted pretax losses of $173.4 million for the six months ended May 31, 2008 and $181.7 million in the year-earlier period. The pretax results of our West Coast segment improved in the first half of 2008 compared to the year-earlier period due to decreased inventory impairment and land option contract abandonment charges and lower selling, general and administrative expenses. Inventory impairment and land option contract abandonment charges in this segment totaled $142.2 million in the first half of 2008 and $209.9 million in the first half of 2007. The gross margin in our West Coast segment fell to negative 26.0% for the six months ended May 31, 2008 from negative 9.8% in the year-earlier period, reflecting the impact of increased impairment and land option contract abandonment charges as a percent of revenues, lower average selling prices and more frequent use of sales incentives. Selling, general and administrative expenses in the West Coast segment decreased by $40.9 million, or 42%, to $56.1 million in the first half of 2008 from $97.0 million in the year-earlier period due to our actions to align overhead with a reduced volume of homes delivered and our future sales expectations.
Southwest — Total revenues from our Southwest segment decreased 63% to $122.3 million in the second quarter of 2008 from $332.2 million in the year-earlier period due to declines in housing and land sale revenues. Housing revenues from our Southwest segment fell 56% to $122.4 million in the three months ended May 31, 2008 from $280.2 million in the year-earlier period, due to a 50% decrease in homes delivered and a 13% decrease in the average selling price. Homes delivered in this segment decreased to 534 in the second quarter of 2008 from 1,061 in the year-earlier quarter largely due to a 32% decrease in the number of active communities we operate, reflecting our strategic efforts to reduce community counts. The average selling price declined to $229,100 in the three months ended May 31, 2008 from $264,100 in the three months ended May 31, 2007 due to pricing pressures resulting from the excess supply of new and resale homes in certain markets within this segment in light of increased foreclosures, and lower levels of demand. The Southwest segment had no land sales in the second quarter of 2008. In the year-earlier quarter, the segment had land sale revenues of $52.0 million.
Our Southwest segment generated pretax losses of $62.7 million in the quarter ended May 31, 2008 and $2.1 million in the year-earlier quarter. The increased pretax loss resulted from a substantial decrease in the gross margin, partly offset by a decrease in selling, general and administrative expenses. In our Southwest segment, the gross margin fell to negative 36.8% in the second quarter of 2008 from positive 6.9% in the second quarter of 2007, largely due to increased inventory impairment and land option contract abandonment charges, heightened competition and the increased use of price concessions and sales incentives. Inventory impairment and land option contract abandonment charges increased to $50.9 million in the second quarter of 2008 from $29.3 million in the year-earlier quarter. Selling, general and administrative expenses decreased by $13.9 million, or 47%, to $15.8 million in the quarter ended May 31, 2008 from $29.7 million in the year-earlier quarter, reflecting the impact of our initiatives to reduce the size of our business in line with reduced housing market activity in this segment.
For the first half of 2008, our Southwest segment generated total revenues of $364.2 million, down 46% from $671.7 million in the year-earlier period, mainly due to a decrease in housing revenues. In the six months ended May 31, 2008, housing revenues from the segment declined 51% to $301.5 million from $614.3 million in the six months ended May 31, 2007, reflecting a 43% decrease in homes delivered and a 13% decrease in the average selling price. We delivered 1,274 homes at an average selling price of $236,700 in the six months ended May 31, 2008 compared to 2,246 homes at an average selling price of $273,500 in the year-earlier period. We delivered fewer homes in the first half of 2008 mainly due to the 24% decrease in the number of active communities we operate in this segment, reflecting our strategic efforts to reduce community counts. The average selling price declined in light of the highly competitive conditions in this segment stemming from the persistent imbalance in housing supply and demand. The Southwest segment’s total revenues included land sale revenues of $62.7 million in the first half of 2008 and $57.4 million in first half of 2007.
For the six months ended May 31, 2008, our Southwest segment posted a pretax loss of $118.1 million compared to pretax income of $29.6 million in the year-earlier period. The loss reflected a lower gross margin, partly offset by a decrease in selling, general and administrative expenses. The gross margin from our Southwest segment declined to negative 20.7% in the first half of 2008 from positive 13.3% in the first half of 2007, mainly due to increased inventory impairment and land option contract abandonment charges in the 2008 period. These charges totaled $103.1 million, up from $29.4 million in the first half of 2007. Selling, general and administrative expenses of $37.4 million in the six months ended May 31, 2008 decreased by $25.6 million, or 41%, from $63.0 million in the year-earlier period, largely as a result of our cost reduction efforts.
Central — Our Central segment posted total revenues of $148.6 million in the three months ended May 31, 2008, down 31% from $216.7 million in the year-earlier period, primarily due to a decrease in housing revenues. Second quarter housing revenues from our Central segment declined 30% to $148.3 million from $212.3 million in the second quarter of 2007, due to a 30% decrease in homes delivered. The average selling price of $171,800 in the second quarter of 2008 was unchanged from the year-earlier quarter. We delivered 863 homes in the quarter ended May 31, 2008, down from 1,236 homes delivered in the year-earlier quarter principally due to a 24% decrease in active communities. The Central segment’s total revenues included land sale revenues of $.3 million in the second quarter of 2008 and $4.4 million in the second quarter of 2007.
Our Central segment posted pretax losses of $11.8 million in the second quarter of 2008 and $18.9 million in the year-earlier quarter. The decrease was mainly due to reduced selling, general and administrative expenses, partly offset by lower gross profits that resulted primarily from a decrease in the number of homes delivered. Our Central segment’s gross margin increased to 10.2% in the second quarter of 2008 from 9.6% in the second quarter of 2007. Inventory impairment and land option contract abandonment charges decreased to $3.3 million from $8.5 million in the second quarter of 2007. Selling, general and administrative expenses of $23.0 million in the second quarter of 2008 decreased by $13.3 million, or 37%, from $36.3 million in the second quarter of 2007 due to our actions to align our overhead with the reduced market demand.
For the six months ended May 31, 2008, our Central segment generated total revenues of $300.5 million, a decrease of 33% from $449.3 million in the year-earlier period, mainly due to lower housing revenues. In the first half of 2008, housing revenues from the segment totaled $299.6 million, down from $442.7 million in the first half of 2007, reflecting a 34% decrease in homes delivered, partly offset by a 2% increase in the average selling price. Homes delivered in this segment decreased to 1,762 in the six months ended May 31, 2008 from 2,663 in the year-earlier period mainly due to a 31% reduction in active communities in this segment. The average selling price increased to $170,000 in the first half of 2008 from $166,300 in the year-earlier period due to a change in product mix. The Central segment’s total revenues included land sale revenues of $.9 million in the first half of 2008 and $6.6 million in first half of 2007.
Our Central segment posted a pretax loss of $41.8 million for the six months ended May 31, 2008 compared to a pretax loss of $33.4 million in the year-earlier period. The increased loss reflected a lower gross margin, partly offset by a decrease in selling, general and administrative expenses. The segment’s gross margin fell to 4.8% in the first half of 2008 from 10.7% in the first half of 2007, mainly due to increased inventory impairment and land option contract abandonment charges in the 2008 period. These charges totaled $20.5 million in the first half of 2008, up from $9.5 million in the corresponding period of 2007. Selling, general and administrative expenses of $49.3 million in the six months ended May 31, 2008 decreased by $27.5 million, or 36%, from $76.8 million in the year-earlier period, reflecting our efforts to recalibrate our operations in line with reduced housing market activity.
Southeast — In the second quarter of 2008, our Southeast segment generated total revenues of $166.3 million, a decline of 54% from $359.3 million in the second quarter of 2007, primarily due to a decrease in housing revenues. Our Southeast segment housing revenues fell 53% to $166.3 million in the second quarter of 2008 from $356.8 million in the corresponding quarter of 2007, reflecting a 47% decrease in homes delivered and a 12% decrease in the average selling price. We delivered 810 homes at an average selling price of $205,300 in the quarter ended May 31, 2008 compared to 1,529 homes delivered at an average selling price of $233,300 in the year-earlier quarter. The year-over-year decrease in the number of homes delivered in the second quarter of 2008 was primarily due to a 45% reduction in active communities as a result of our efforts to recalibrate our operations to the reduced level of housing market activity in this segment. The lower average selling price in the second quarter of 2008 reflected increased pricing pressure stemming from competitive market conditions and increased foreclosure activity. The Southeast segment’s total revenues included no land sale revenues in the second quarter of 2008 and $2.5 million of land sales in second quarter of 2007.
Our Southeast segment generated pretax losses of $40.8 million in the three months ended May 31, 2008 and $47.8 million in the three months ended May 31, 2007. The pretax results improved in the second quarter of 2008 compared to the year-earlier period, reflecting a decrease in selling, general and administrative expenses, partially offset by a decline in the gross margin. The gross margin decreased to negative 6.4% in the second quarter of 2008 from positive 10.5% in the second quarter of 2007, primarily due to higher inventory impairment and land option contract abandonment charges in the 2008 period. In the three months ended May 31, 2008, inventory impairment and land option contract abandonment charges totaled $30.2 million, up from $21.7 million in the corresponding period of 2007. Selling, general and administrative expenses decreased by $21.9 million, or 45%, to $26.8 million in the second quarter of 2008 from $48.6 million in the second quarter of 2007 due to our actions to align our overhead with the lower volume of home deliveries in the Southeast segment and our future sales expectations. Due mainly to impairment charges of $36.9 million in the second quarter of 2007 related to this segment’s unconsolidated joint venture investments, other, net expenses in this segment decreased to $3.4 million in the second quarter of 2008 from $36.8 million in the year-earlier quarter.
In the six months ended May 31, 2008, our Southeast segment generated total revenues of $322.8 million, down 57% from $751.3 million in the year-earlier period, mainly due to lower housing revenues. The segment’s first half housing revenues totaled $321.4 million, a decrease of 57% from $745.0 million in the first half of 2007, reflecting a 53% decrease in homes delivered and an 8% decrease in the average selling price. Homes delivered in this segment decreased to 1,485 in the six months ended May 31, 2008 from 3,158 in the year-earlier period mainly due to a 50% reduction in our active communities. The average selling price decreased to $216,400 in the first half of 2008 from $235,900 in the year-earlier period due to highly competitive selling conditions. The Southeast segment’s total revenues included land sale revenues of $1.4 million in the first half of 2008 and $6.3 million in first half of 2007.
Our Southeast segment generated pretax losses of $144.9 million in the six months ended May 31, 2008 and $38.9 million in the year-earlier period. The increased loss in the first half of 2008 compared to the year-earlier period reflected a substantial decline in the gross margin, partly offset by a decrease in selling, general and administrative expenses. The segment’s gross margin declined to negative 18.3% in the first half of 2008 from positive 12.8% in the first half of 2007, mainly due to higher inventory impairment and land option contract abandonment charges in the 2008 period. These charges increased to $96.2 million in the six months ended May 31, 2008 from $26.7 million in the corresponding period of 2007. Selling, general and administrative expenses decreased by $40.3 million, or 41%, to $57.7 million in the first half of 2008 from $98.0 million in the first half of 2007 due to our efforts to reduce our operations in line with lower housing market activity. Other, net expenses of $28.1 million in the six months ended May 31, 2008 included $22.8 million of impairment charges related to this segment’s unconsolidated joint venture investments. In the six months ended May 31, 2007, other, net expenses of $36.8 million included impairment charges of $36.9 million associated with unconsolidated joint venture investments in this segment.
FINANCIAL SERVICES
Our financial services segment provides title and insurance services to our homebuyers and provided escrow coordination services until the second quarter of 2007, when we terminated the escrow coordination business. The segment also provides mortgage banking services to our homebuyers indirectly through Countrywide KB Home Loans. We and Countrywide each have a 50% ownership interest in the Countrywide KB Home Loans joint venture, with Countrywide providing management oversight of the joint venture’s operations. On July 1, 2008, Bank of America Corporation completed its purchase of Countrywide. At this time, we believe this transaction will not have a material effect on the joint venture’s activities. Countrywide KB Home Loans is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.
The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2008	2007	2008	2007
Revenues	$4,887	$7,411	$1,971	$3,222
Expenses	(2,232)	(2,411)	(1,113)	(1,071)
Equity in income of unconsolidated joint venture	8,302	10,191	2,154	3,396

Pretax income	$10,957	$15,191	$3,012	$5,547

Total originations (a):
Loans	4,795	6,495	2,284	3,269
Principal	$989,741	$1,547,157	$456,165	$791,934
Retention rate	79%	66%	80%	70%

Loans sold to third parties (a):
Loans	5,768	7,422	2,204	3,304
Principal	$1,208,028	$1,782,142	$441,854	$795,125

(a)	Loan originations and sales are within the Countrywide KB Home Loans joint venture.
Revenues. In the three-month and six-month periods ended May 31, 2008 and 2007, our financial services operations generated revenues primarily from the following sources: interest income; title services; and insurance commissions. In the three months and six months ended May 31, 2007, financial services revenues also included escrow coordination fees. Financial services revenues totaled $2.0 million in the second quarter of 2008 and $3.2 million in the second quarter of 2007. In the first six months of 2008, financial services revenues totaled $4.9 million compared to $7.4 million in the corresponding year-earlier period. The decrease in financial services revenues in the three-month and six-month periods ended May 31, 2008 compared to the year-earlier periods resulted from lower revenues from title and insurance services, reflecting fewer homes delivered from our homebuilding operations, and the elimination of escrow coordination fees due to the termination of our escrow coordination business in the second quarter of 2007.
Expenses. General and administrative expenses totaled $1.1 million in the second quarters of 2008 and 2007. In the first six months of 2008, general and administrative expenses totaled $2.2 million compared to $2.4 million in the year-earlier period. The year-over-year decrease in general and administrative expenses in the first six months of 2008 was primarily due to the termination of the escrow coordination business in the second quarter of 2007.
Equity in Income of Unconsolidated Joint Venture. Equity in income of unconsolidated joint venture relates to our 50% interest in the Countrywide KB Home Loans joint venture and totaled $2.2 million for the three months ended May 31, 2008 and $3.4 million for the three months ended May 31, 2007. For the six months ended May 31, 2008, equity in income of unconsolidated joint venture totaled $8.3 million compared to $10.2 million for the six months ended May 31, 2007. The Countrywide KB Home Loans joint venture originated 2,284 loans in the second quarter of 2008 compared to 3,269 loans in the year-earlier quarter. In the first half of 2008, the Countrywide KB Home Loans joint venture originated 4,795 loans, down from 6,495 loans originated in the year-earlier period. The year-over-year decrease in loan originations for the three-month and six-month periods reflected the impact of fewer homes delivered from our homebuilding operations, partly offset by an increase in Countrywide KB Home Loans’ retention rate (the percentage of our homebuyers using Countrywide KB Home Loans as a loan originator). Countrywide KB Home Loans’ retention rate for the three months ended May 31, 2008 increased by 10 percentage points to 80%, compared to 70% for the year-earlier quarter, and the retention rate for the six months ended May 31, 2008 increased by 13 percentage points to 79%, compared to 66% for the year-earlier period. The higher retention rates in the three months and six months ended May 31, 2008 as compared to the year-earlier periods reflected the continued maturation of Countrywide KB Home Loans’ operations and the diminished availability to homebuyers of alternative consumer mortgage lenders in the marketplace.
INCOME TAXES
Our income tax expense from continuing operations totaled $.6 million in the second quarter of 2008, compared to an income tax benefit from continuing operations of $117.2 million in the second quarter of 2007. These amounts represented effective income tax rates from continuing operations of .2% in the second quarter of 2008 and 40.2% in the second quarter of 2007. For the first six months of 2008, our income tax expense from continuing operations totaled $.9 million compared to an income tax benefit of $112.6 million for the six months ended May 31, 2007. These amounts represented effective income tax rates from continuing operations of .2% for the six months ended May 31, 2008 and 40.8% for the six months ended May 31, 2007. The significant change in our effective tax rate in 2008 compared to 2007 resulted from no tax benefits being recorded in the three-month or six-month periods due to a full valuation allowance related to our current year loss, and the corresponding recognition of a liability for unrecognized tax benefits. In the three months and six months ended May 31, 2008, we recorded valuation allowances of $98.9 million and $198.9 million, respectively. In accordance with SFAS No. 109, we were unable to record deferred tax benefits that would have reduced our net losses in the three months and six months ended May 31, 2008 due to the uncertainty of realizing such deferred tax assets.
Liquidity and Capital Resources
Overview. Historically, we have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing. We may also borrow funds from time to time under our Credit Facility.
In light of the prolonged downturn in the housing market, we remain focused on building and maintaining a strong balance sheet by generating and preserving cash and reducing debt. We took several decisive actions in 2007 that resulted in substantial cash flow generation and debt reductions in that year, including selling our French operations and other assets, reducing inventory and active community counts, trimming our workforce and consolidating or exiting underperforming markets. During the first half of 2008, we remained committed to our balance sheet initiatives and, as a result, we ended the second quarter with $1.31 billion of cash and

$2.16 billion of debt. Due to seasonal fluctuations in our home sales activity, we have in past years experienced negative cash flows from operations in the first two quarters of our fiscal years. As a result of our balance sheet focus, however, we substantially maintained our cash and debt at year-end 2007 levels and generated positive cash flows from our operations in the first two quarters of 2008, a trend we expect to continue for the remainder of the year.
Capital Resources. As of May 31, 2008, we had no outstanding borrowings under our unsecured revolving credit facility (“Credit Facility”) and $210.1 million of outstanding letters of credit, leaving us with $1.09 billion available for our future use.
Our financial leverage, as measured by the ratio of debt to total capital, was 62.9% at May 31, 2008 compared to 53.9% at November 30, 2007. The increase in this ratio reflected lower retained earnings at May 31, 2008 primarily due to pretax, non-cash charges recorded during the first six months of 2008 for the impairment of inventory and joint ventures and the abandonment of land option contracts, and the impairment of goodwill, as well as a charge to record a valuation allowance against the net deferred tax assets generated during the period. Our ratio of net debt to net total capital at May 31, 2008 was 40.2%, compared to 31.1% at November 30, 2007 and 46.6% at May 31, 2007. Net debt to net total capital is calculated by dividing mortgages and notes payable, net of homebuilding cash, by net total capital (mortgages and notes payable, net of homebuilding cash, plus stockholders’ equity). We believe the ratio of net debt to net total capital is useful in understanding the leverage employed in our operations and in comparing us with other companies in the homebuilding industry.
During the quarter ended February 29, 2008, our board of directors declared a cash dividend of $.25 per share of common stock, which was paid on February 21, 2008 to shareholders of record on February 7, 2008. During the quarter ended May 31, 2008, our board of directors declared a cash dividend of $.25 per share of common stock, which was paid on May 22, 2008 to shareholders of record on May 8, 2008, and declared a cash dividend of $.25 per share of common stock, which is payable on July 24, 2008 to shareholders of record on July 10, 2008.
On June 12, 2008, we announced that we would redeem all of our outstanding 7 3/4% senior subordinated notes due 2010 in the aggregate principal amount of $300.0 million. The redemption date is July 14, 2008 and the redemption price is 101.938% of the principal amount plus all accrued interest to the date of redemption. We expect to incur a loss on the redemption primarily due to the call premium of $5.8 million. However, in addition to reducing our total debt, we expect the redemption to generate approximately $16.0 million in annual interest cost savings.
Consolidated Cash Flows. Operating, investing and financing activities used net cash of $25.1 million in the six months ended May 31, 2008 and $332.6 million in the six months ended May 31, 2007. The decrease in cash used in the first half of 2008 compared to the year-earlier period reflects our balance sheet-focused efforts to generate and preserve cash by delivering backlog, reducing active communities and curtailing land investments, among other actions.
Operating Activities. Operating activities provided net cash flows of $105.2 million in the first six months of 2008 and $115.9 million in the first six months of 2007. The year-over-year change in operating cash flow primarily reflected a net decrease in inventories resulting from our curtailment of inventory investments in light of challenging housing market conditions and lower future sales expectations. Our sources of operating cash in the first six months of 2008 included a net decrease in inventories of $218.1 million (excluding inventory and joint venture impairments and land option contract abandonments and a decrease of $123.5 million in consolidated inventories not owned), a decrease in receivables of $107.6 million, other operating sources of $10.0 million and various non-cash items added to the net loss. Partially offsetting the cash provided was a net loss of $524.1 million and a decrease in accounts payable, accrued expenses and other liabilities of $188.5 million.
Operating cash used by continuing operations in the six months ended May 31, 2007 included a decrease in accounts payable, accrued expenses and other liabilities of $267.5 million, a net loss of $121.2 million, and an increase in receivables of $9.1 million. The cash used was partially offset by a net decrease in inventories of $76.3 million (excluding inventory and joint venture impairments and land option contract abandonments, $4.1 million of inventories acquired through seller financing and a decrease of $165.6 million in consolidated inventories not owned), other operating sources of $24.8 million and various non-cash items added to the loss from continuing operations. Our French discontinued operations provided net cash from operating activities of $188.2 million in the first six months of 2007.

Investing Activities. Investing activities used net cash of $93.3 million in the six months ended May 31, 2008 and $105.3 million in the year-earlier period. In the first six months of 2008, $97.7 million of cash was used for investments in unconsolidated joint ventures. The cash used was partially offset by $4.4 million provided from net sales of property and equipment. In the first six months of 2007, continuing operations used cash of $86.7 million for investments in unconsolidated joint ventures and $3.9 million for net purchases of property and equipment. Our French discontinued operations used net cash of $14.7 million for investing activities in the first six months of 2007.
Financing Activities. Net cash used for financing activities totaled $37.0 million in the first six months of 2008 and $343.2 million in the first six months of 2007. In the first six months of 2008, cash was used for dividend payments of $38.7 million, net payments on short-term borrowings of $1.3 million and repurchases of common stock of $.6 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $3.6 million provided from the issuance of common stock under our employee stock plans.
In the first six months of 2007, financing activities used cash of $113.2 million for net payments on short-term borrowings, $38.5 million for dividend payments, and $4.2 million for repurchases of common stock in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $8.2 million provided from the issuance of common stock under our employee stock plans and $.7 million of excess tax benefit associated with the exercise of stock options. Our French discontinued operations used net cash of $196.1 million for financing activities in the first six months of 2007.
Shelf Registration Statement. At May 31, 2008, $450.0 million of capacity remained available under our universal shelf registration statement filed with the SEC on November 12, 2004.
Share Repurchase Program. At May 31, 2008, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the first six months of 2008.
We continually consider various options for the use of our cash, including internal capital investments, investments to grow our business and additional debt reductions. Based on our current capital position, we believe we have adequate resources and sufficient credit facilities to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business, both on a short- and long-term basis. Although we anticipate that our land acquisition and development activities will remain limited in the near term, we are analyzing potential lot acquisitions in the market and will use our present financial strength to acquire lots in good, long-term markets when the prices and timing are compelling.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
We conduct a portion of our land acquisition, development and other homebuilding activities through participation in unconsolidated joint ventures in which we hold less than a controlling interest. These unconsolidated joint ventures generally operate in certain markets where our consolidated homebuilding operations are located. Through these unconsolidated joint ventures, we seek to reduce and share market and development risks and also reduce the amount of capital we invest in land inventory, while increasing the number of homesites we may own or control. In some instances, participating in unconsolidated joint ventures enables us to acquire and develop land that we might not otherwise obtain or have access to due to the project’s size, financing needs, duration of improvements or other conditions or circumstances. These unconsolidated joint ventures are typically structured through entities in which ownership is shared with our partners. Our partners in these unconsolidated joint ventures are usually unrelated homebuilders, land developers and other real estate entities. While we view our participation in unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view such participation as essential. We anticipate decreasing our investments in unconsolidated joint ventures in 2008 and are reviewing each investment to ensure it fits into our overall strategic plans and business objectives.
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
We and our unconsolidated joint venture partners make capital contributions to these unconsolidated joint ventures, typically on a pro-rata basis. The obligation to make capital contributions is governed by each unconsolidated joint venture’s respective operating agreement. Our equity investment in these unconsolidated joint ventures totaled $294.5 million at May 31, 2008 and $297.0 million at November 30, 2007. These unconsolidated joint ventures had total assets of $2.39 billion at May 31, 2008 and $2.51 billion at November 30, 2007. At May 31, 2008, our five largest unconsolidated joint ventures collectively represented approximately 78% of our total investment in unconsolidated joint ventures.
Given the varied nature of our unconsolidated joint ventures’ projects and the market environments in which they operate, each has distinct funding and liquidity needs. To finance their respective land acquisition and development activities, many of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $1.50 billion at May 31, 2008 and $1.54 billion at November 30, 2007.
In certain instances, we and the other partners in an unconsolidated joint venture provide guarantees and indemnities to the unconsolidated joint venture’s lenders that may include a pro rata share of one or more of the following: (a) the physical completion of improvements for a project and/or the obligation to contribute equity to the unconsolidated joint venture to enable it to fund its completion obligations, which we refer to as a “completion guaranty;” (b) the payment of (i) losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the project, or (ii) outstanding principal and interest and certain other amounts owed to lenders upon the filing by the unconsolidated joint venture of a voluntary bankruptcy petition or the filing of an involuntary bankruptcy petition by creditors of the unconsolidated joint venture in which the unconsolidated joint venture or its partners collude or which the unconsolidated joint venture fails to contest, each of which we refer to as a “carve-out guaranty;” and/or (c) the payment of funds to maintain the value of the unconsolidated joint venture’s secured collateral (generally land and improvements) at or above a specific percentage of the outstanding loan balance, which we refer to as a “loan-to-value maintenance guaranty.” In most cases, the extent of each of our and our partners’ maximum potential exposure to an unconsolidated joint venture’s obligations under these guarantees and indemnities is limited to either a specified maximum amount or an amount equal to our respective pro rata interests in the relevant unconsolidated joint venture. In a few cases, we have provided a loan-to-value maintenance guaranty to an unconsolidated joint venture’s lenders up to a specified maximum amount and have entered into an agreement with our unconsolidated joint venture partners to be reimbursed for any amounts we may pay pursuant to such guaranty above our pro rata interest in the relevant unconsolidated joint venture. If our unconsolidated joint venture partners do not have adequate resources to fulfill their reimbursement obligations, or otherwise fail to do so, we may be responsible for more than our pro rata share, up to our maximum exposure under the relevant loan-to-value maintenance guaranty. However, we will vigorously pursue all rights and remedies available to us under the applicable agreements, at law or in equity to enforce our reimbursement rights.
Our potential exposure under our completion guarantees is limited to the amount, if any, by which an unconsolidated joint venture’s outstanding borrowings exceed the value of its assets, though in the aggregate we believe our actual exposure under these guarantees will be substantially less than this amount. At this time, we have no reason to believe that our carve-out guarantees will be triggered in any material amount. At May 31, 2008, our pro rata share of loan-to-value maintenance guarantees to lenders of unconsolidated joint venture debt totaled approximately $108.2 million. This amount represents our maximum exposure to loss from such loan-to-value maintenance guarantees without regard to the underlying value of the collateral and any defenses that may be available to us against any attempted enforcement of such guarantees.
In addition to the above-described guarantees and indemnities, we have also provided a several guaranty to the lenders of one of our unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the payment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders in the event an involuntary bankruptcy proceeding is commenced against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. Our potential exposure under this guaranty fluctuates with the outstanding balance of the unconsolidated joint venture’s debt and with our and our partners’ respective land purchases from the unconsolidated joint venture. At May 31, 2008, this unconsolidated joint venture had total outstanding indebtedness of approximately $327.9 million and, if this guaranty was enforceable, our potential exposure under the guaranty was approximately $182.7 million. This unconsolidated joint venture has received a series of notices from its lenders’ administrative agent alleging a number of defaults under its loan agreement. We are currently exploring resolutions of the matter with the lenders, the lenders’ administrative agent and our partners in this unconsolidated joint venture, but there can be no assurance that we will reach a satisfactory resolution with all of the parties involved.
Certain of our other unconsolidated joint ventures operating in difficult market conditions are in default of their debt agreements with their lenders or are at risk of defaulting. We are carefully managing our investments in these particular unconsolidated joint ventures and are working with the relevant lenders and unconsolidated joint venture partners to reach satisfactory resolutions. However, based on the terms and amounts of the debt involved for these particular unconsolidated joint ventures and the terms of the applicable joint venture operating agreements, we do not believe that our exposure related to any defaults by these particular unconsolidated joint ventures is material to our consolidated financial position or results of operations.
In the ordinary course of our business, we enter into land option contracts in order to procure land for the construction of homes. The use of such option agreements generally allows us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, including interest and other carrying costs, and minimizes the amount of our land inventories on our consolidated balance sheet. Under such land option contracts, we will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. As of May 31, 2008, excluding consolidated VIEs, we had cash deposits totaling $26.3 million, which were associated with land option contracts having an aggregate purchase price of $680.6 million.
We also evaluate land option contracts in accordance with SFAS No. 49 and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $101.0 million at May 31, 2008 and $221.1 million at November 30, 2007.
We are often required to obtain performance bonds and letters of credit in support of our obligations to various municipalities and other government agencies in connection with subdivision improvements such as roads, sewers and water. At May 31, 2008, we had approximately $868.7 million of performance bonds and $210.1 million of letters of credit outstanding. In the event any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. At this time, we do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. The expiration dates of letters of credit coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the contractual performance is completed.
We have, and require the majority of our subcontractors to have, general liability insurance (including construction defect coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We record expenses and liabilities based on the costs required to cover our self-insured retention and deductible amounts under our insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above our coverage limits or not covered by our policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported. We engage a third-party actuary that uses our historical claim data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the self-insured portion of our general liability insurance. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of product we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

Critical Accounting Policies
Except as set forth below, there have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2008 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
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
A real estate asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the conditions in the market in which the asset is located at the time an assessment is made. These factors are specific to each community and may vary among communities.
Our optioned inventory is assessed to determine whether it continues to meet our internal investment standards. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices, home delivery volume and gross margins; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made to not exercise a land option contract due to market conditions and/or changes in market strategy, we write off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned project.
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
The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding whether existing goodwill is impaired could change and result in a material effect on our consolidated financial position or results of operations.
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
The market multiple methodology establishes fair value by comparing us to other publicly traded companies that are similar to us from an operational and economic standpoint. The market multiple methodology compares us to the comparable companies on the basis of risk characteristics in order to determine our risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. The market multiples we use are: a) price to net book value and b) enterprise value to revenue (for each of the homebuilding reporting units). A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. The comparable transaction methodology establishes fair value similar to the market multiple methodology, utilizing recent transactions within the industry as the market multiple. However, no control premium is applied when using the comparable transaction methodology because these transactions represent control transactions.
Based on the results of our impairment evaluation performed as of April 30, 2008, we recorded an impairment charge of $24.6 million in the quarter ended May 31, 2008 related to our Central reporting segment, where all of the goodwill previously recorded was determined to be impaired. The charge was recorded at our corporate level because all goodwill is carried at that level. Our goodwill balance of $43.4 million at May 31, 2008 related entirely to our Southeast reporting segment. If housing market conditions deteriorate further or if our marketing strategy in the Southeast reporting unit changes, it is possible that goodwill in this reporting unit may become impaired in future periods.
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

As discussed in Note 13. Income Taxes, in the Notes to Consolidated Financial Statements in this quarterly report, we implemented the provisions of FASB Interpretation No. 48 effective December 1, 2007. The cumulative effect of the adoption of FASB Interpretation No. 48 was recorded in the first half of 2008 as a $2.5 million reduction to beginning retained earnings. In accordance with the provisions of FASB Interpretation No. 48, we recognized, in our consolidated financial statements, the impact of a tax position if a tax return’s position or future tax position is “more likely than not” to prevail (defined as a likelihood of more than 50% of being sustained upon audit, based on the technical merits of the tax position).
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
Outlook
At May 31, 2008, our backlog of new home orders totaled 6,233 homes, representing projected future housing revenues of approximately $1.47 billion. These backlog measures declined 54% and 61%, respectively, from 13,672 homes, representing approximately $3.74 billion in projected future housing revenues, at May 31, 2007. Our substantially lower backlog of homes at the end of the 2008 second quarter reflected the combined impact over the past several quarters of negative year-over-year net order results, lower average selling prices and our strategic efforts to reduce inventory and active community counts to align with lower levels of demand. Our active community count in the second quarter of 2008 was down 37% from the year-earlier quarter as a result of our actions to reduce our operations in certain markets as backlog is delivered and to completely exit other markets that no longer fit our current marketing strategy.
Our lower year-over-year active community count also reduced our operating results in the second quarter of 2008 compared to the year-earlier quarter. Our homebuilding operations generated 4,200 net orders in the second quarter of 2008, down 42% from the 7,265 net orders generated in the corresponding quarter of 2007 and our year-over-year homes delivered and revenues were also lower. Nonetheless, our second quarter 2008 net orders were nearly triple the 1,449 net orders posted in the first quarter of 2008, partly due to our improved cancellation rate. Our second quarter 2008 cancellation rate based on gross orders of 27% improved from 53% in the first quarter of 2008, 58% in the fourth quarter of 2007 and 34% in the second quarter of 2007.
We currently believe that market conditions will continue to be challenging for the remainder of 2008 with foreclosure activity continuing to rise, consumer mortgage lending and other credit markets continuing to be unsettled and consumer confidence continuing to decline. Although substantially reduced home prices and relatively low consumer mortgage interest rates have improved housing affordability, many potential homebuyers are reluctant to purchase homes for several reasons including: an inability to obtain adequate financing; an inability to sell their existing home at a perceived fair price or at a price that covers their existing mortgage; anxiety about current economic conditions or employment prospects; or expectations that home prices will fall further. This demand-side dynamic in conjunction with rising foreclosures is sustaining the oversupply of unsold new and existing homes and competitive pricing pressures that have generated the extremely challenging conditions our industry has experienced since the second half of 2006.
For the past two years, we have made financial strength and operational repositioning the centerpiece of our strategic response to the declining markets and reduced levels of demand. We have built and conserved our cash, reduced our inventory and active community counts, and consolidated operations in some markets, while selectively exiting others. Our central priority as we move ahead is to restore the profitability of our homebuilding operations. In the near term, our focus on profitability means selling homes at the right price, with the right product and the right marketing strategy for each individual market in which we operate. It also means continuing our efforts to reduce costs and operate more efficiently in accordance with the built-to-order principles of our KBnxt operational business model while preparing for a future housing market recovery.
We have reduced our inventory levels and active community count substantially over the past several quarters in order to establish what we believe is a solid platform for growth in the future. However, we will continue to assess and re-assess our geographic footprint, seeking optimal volume levels at which to operate, and adjust our community counts to maximize financial performance. We expect to continue to operate with fewer active communities until we see reasonable signs of a housing market recovery to support additional investments in new properties or projects. As a result, we expect our delivery volume and related revenues to remain below year-earlier levels for the remainder of 2008 and, if market conditions decline further, we may need to take additional charges for inventory impairments in future quarters. In addition, our second-half of 2008 and possibly our 2009 results could be adversely affected if general economic conditions deteriorate, if job losses accelerate, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence continues to fall, any or all of which would further diminish the prospects for a recovery in housing markets.
Based in large part on the aggressive actions we have taken in 2007 and the first half of 2008, we believe we are well-positioned financially and strategically to navigate the current housing market downturn and to capitalize on potential future opportunities for growth. We ended the second quarter of 2008 with a substantial cash balance of $1.31 billion and no borrowings outstanding under our Credit Facility. We believe our cash position and reduced leverage enhance our ability to capitalize on potential opportunities to strategically reload our land and lot pipeline for higher margin deliveries in future periods in markets and under circumstances that meet our marketing plans and internal investment standards.
Meanwhile, we believe that a meaningful improvement in housing market conditions will require a sustained decrease in inventory levels, price stabilization, reduced foreclosure rates, and the restoration of consumer confidence that will support a decision to buy a home. While it is difficult to predict when these events will occur, we believe we have responded with the right strategy to the dramatic reversal in the housing markets in the last few years and that we are well-positioned to navigate the future. The long-term fundamentals of our business remain strong, especially for builders like us that focus on first-time homebuyers. We remain focused on operating our business prudently, in line with volume levels that market conditions support. We also intend to pursue our goal of restoring profitability, while maintaining our strong financial position. Longer term, we believe favorable demographics and continuing population growth in our markets will drive demand for new homes, and that our operating approach and financial resources will allow us to capitalize on a housing market recovery when it comes.
Forward Looking Statements
Investors are cautioned that certain statements contained in this document, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts and stockholders during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements which are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial or operating performance (including future revenues, homes delivered, selling prices, expenses, expense ratios, margins, liquidity, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of backlog (including amounts that we expect to realize upon delivery of homes included in backlog and the timing of those deliveries), potential future acquisitions and the impact of completed acquisitions, future share repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic and business conditions; adverse market conditions that could result in additional inventory impairments, abandonment charges or goodwill impairments, including an oversupply of unsold homes and declining home prices, among other things; material prices and availability; labor costs and availability; changes in interest rates; our debt level; declines in consumer confidence; increases in competition; weather conditions, significant natural disasters and other environmental factors; government regulations; the availability and cost of land in desirable areas; government investigations and shareholder lawsuits regarding our past stock option grant practices and the restatement of certain of our financial statements; other legal or regulatory proceedings or claims; conditions in the capital, credit (including consumer mortgage lending standards, the availability of consumer mortgage financing and mortgage foreclosure rates) and homebuilding markets; the ability and/or willingness of participants in our unconsolidated joint ventures to fulfill their obligations; our ability to access our available capacity under our Credit Facility; and other events outside of our control. Please see our periodic reports and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.
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
The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value of our long-term debt obligations as of May 31, 2008 (dollars in thousands):

		Weighted Average
Fiscal Year of Expected Maturity	Fixed Rate Debt (a)	Interest Rate

2008	$—	—%
2009	200,000	8.6
2010	298,646	7.8
2011	348,726	6.4
2012	—	—
Thereafter	1,296,043	6.3

Total	$2,143,415	6.7

Fair value at May 31, 2008	$1,983,905

(a)	Includes senior and senior subordinated notes. The fixed-rate debt expected to mature in our 2009 fiscal year is scheduled to mature on December 15, 2008. The fixed-rate debt with a fiscal year of expected maturity of 2010 has been called for redemption by us. The redemption date is July 14, 2008 and the redemption price is 101.938% of the principal amount plus all accrued interest to the date of redemption.
For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Chief Financial Officer (the “Principal Financial Officer”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2008.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Derivative Litigation
On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans, and seek unspecified money damages and injunctive and other equitable relief. Defendants have not yet responded to the complaints. On January 22, 2007, the court entered an order, pursuant to an agreement among the parties and us, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, our former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect. Pursuant to further stipulated orders, these terms remain in effect and are now scheduled to expire on September 3, 2008, unless otherwise agreed in writing. The plaintiffs have agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007. The parties may extend the agreement that options will not be exercised by our former Chairman and Chief Executive Officer beyond the current September 3, 2008 expiration date.
On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans and seek unspecified money damages and injunctive and other equitable relief. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On January 9, 2007, plaintiffs filed a consolidated complaint. All defendants filed motions to dismiss the complaint on April 2, 2007. Subsequently, plaintiffs filed a motion for partial summary judgment against certain of the defendants. Pursuant to stipulated orders, the motions to dismiss and the motion for partial summary judgment remained suspended for several months while the parties engaged in settlement discussions. Although settlement discussions are ongoing, activity in the litigation has recently recommenced. On May 14, 2008, the Court ordered that the partial summary judgment motion shall be taken off calendar, subject to being reset at a future time, following resolution of the pending motions to dismiss. Defendants’ various motions to dismiss are scheduled to be argued at a hearing on August 18, 2008. Discovery has not commenced.
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
ERISA Litigation
On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of the ERISA, 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against us, our directors, and certain of our current and former officers. After the Court allowed leave to file an amended complaint, on April 3, 2008, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of KB Home who participated in the Plan. Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the Plan about our alleged prior stock option backdating practices and by failing to remove our stock as an investment option under the Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their Plan accounts than they would have earned but for defendants’ alleged breach of duties. Plaintiffs seek unspecified money damages and injunctive and other equitable relief. On May 16, 2008, we filed a motion to dismiss on the ground that plaintiffs’ allegations fail to state a claim against us. Plaintiffs filed an opposition to the motion on June 20, 2008. We filed our reply in support of the motion on July 7, 2008, and the hearing on the motion is scheduled for August 4, 2008. Because of the pendency of our motion to dismiss (and a separate motion to dismiss filed by the individual defendants), no discovery has been taken in the lawsuit.
Storm Water Matter
In January 2003, we received a request for information from the EPA pursuant to Section 308 of the Clean Water Act. Several other public homebuilders received similar requests. The request sought information about storm water pollution control program implementation at certain of our construction sites, and we provided information pursuant to the request. In May 2004, on behalf of the EPA, the DOJ asserted that certain regulatory requirements applicable to storm water discharges had been violated on certain occasions at certain of our construction sites, and unspecified civil penalties and injunctive relief might be warranted. We explored with the EPA, DOJ and other homebuilders methods of resolving the matter. In May 2008, we signed a consent decree with the EPA, DOJ and various states affecting our storm water pollution practices at our construction sites. Other homebuilders also signed similar consent decrees. In June 2008, the DOJ filed suit in the United States District Court for the Eastern District of Virginia (Civil Action No. 1:08CV603) and simultaneously submitted our consent decree for approval by the court, which, if entered, will resolve the issues in the suit. The DOJ also published a notice of lodging of our consent decree in the Federal Register (73 Fed. Reg. 35,711), which triggered the opening of a 30-day public comment period. After the public comment period, the DOJ will ask the court to sign and enter our consent decree as final. The court may require a hearing before signing and entering the consent decree. We anticipate that our consent decree will become final during the third fiscal quarter. Under the consent decree, we have agreed to pay a civil penalty of $1.2 million and undertake certain storm management practices, among other items.
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
Item 1A. Risk Factors
There have been no material changes from our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007 and our Quarterly Report on Form 10-Q for the quarter ended February 29, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2008 Annual Meeting of Stockholders was held on April 3, 2008. The results of the matters voted on at the Annual Meeting were reported in our Quarterly Report on Form 10-Q for the quarter ended February 29, 2008, filed on April 9, 2008, and are incorporated herein by this reference.

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

KB HOME Registrant
Dated July 10, 2008	/s/ JEFFREY T. MEZGER
Jeffrey T. Mezger
President and Chief Executive Officer (Principal Executive Officer)

Dated July 10, 2008	/s/ DOMENICO CECERE
Domenico Cecere
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS
31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Domenico Cecere, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.