Form 10-Q
period 2008-08-31
KB HOME
filed 2008-10-10
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2008.
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2008.
Common stock, par value $1.00 per share: 89,623,718 shares outstanding, including 12,020,382 shares held by the Registrant’s Grantor Stock Ownership Trust and excluding 25,483,921 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

Page
Number(s)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations — Nine Months and Three Months Ended August 31, 2008 and 2007	3

Consolidated Balance Sheets — August 31, 2008 and November 30, 2007	4

Consolidated Statements of Cash Flows — Nine Months Ended August 31, 2008 and 2007	5

Notes to Consolidated Financial Statements	6-33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34-58

Item 3. Quantitative and Qualitative Disclosures About Market Risk	58-59

Item 4. Controls and Procedures	59

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	60-61

Item 1A. Risk Factors	61

Item 5. Other Information	61

Item 6. Exhibits	62

SIGNATURES	63

INDEX OF EXHIBITS	64
EXHIBIT 10.41
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts — Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007
Total revenues	$2,114,899	$4,345,946	$681,610	$1,543,900

Homebuilding:
Revenues	$2,107,517	$4,335,242	$679,115	$1,540,607
Construction and land costs	(2,322,213)	(4,658,065)	(653,732)	(2,002,381)
Selling, general and administrative expenses	(379,914)	(595,971)	(133,211)	(197,164)
Goodwill impairment	(24,570)	(107,926)	—	(107,926)

Operating loss	(619,180)	(1,026,720)	(107,828)	(766,864)
Interest income	29,240	18,882	6,686	8,614
Loss on early redemption of debt	(10,388)	(12,990)	(10,388)	(12,990)
Equity in loss of unconsolidated joint ventures	(91,564)	(62,727)	(46,203)	(21,027)

Homebuilding pretax loss	(691,892)	(1,083,555)	(157,733)	(792,267)

Financial services:
Revenues	7,382	10,704	2,495	3,293
Expenses	(3,317)	(3,524)	(1,085)	(1,113)
Equity in income of unconsolidated joint venture	12,880	14,558	4,578	4,367

Financial services pretax income	16,945	21,738	5,988	6,547

Loss from continuing operations before income taxes	(674,947)	(1,061,817)	(151,745)	(785,720)

Income tax benefit	6,100	419,700	7,000	307,100

Loss from continuing operations	(668,847)	(642,117)	(144,745)	(478,620)
Income from discontinued operations, net of income taxes	—	47,252	—	4,904
Gain on sale of discontinued operations, net of income taxes	—	438,104	—	438,104

Net loss	$(668,847)	$(156,761)	$(144,745)	$(35,612)

Basic and diluted earnings (loss) per share:
Continuing operations	$(8.63)	$(8.32)	$(1.87)	$(6.19)
Discontinued operations	—	6.29	—	5.73

Basic and diluted loss per share	$(8.63)	$(2.03)	$(1.87)	$(.46)

Basic and diluted average shares outstanding	77,464	77,120	77,565	77,265

Cash dividends declared per common share	$.75	$.75	$—	$.25

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	August 31,	November 30,
	2008	2007
Assets

Homebuilding:
Cash and cash equivalents	$942,451	$1,325,255
Receivables	188,312	295,739
Inventories	2,562,682	3,312,420
Investments in unconsolidated joint ventures	250,425	297,010
Deferred income taxes	222,458	222,458
Goodwill	43,400	67,970
Other assets	109,943	140,712

	4,319,671	5,661,564
Financial services	58,274	44,392

Total assets	$4,377,945	$5,705,956

Liabilities and stockholders’ equity

Homebuilding:
Accounts payable	$646,185	$699,851
Accrued expenses and other liabilities	705,978	975,828
Mortgages and notes payable	1,877,362	2,161,794

	3,229,525	3,837,473

Financial services	14,650	17,796

Common stock	115,108	114,976
Paid-in capital	862,556	851,628
Retained earnings	1,239,473	1,968,881
Accumulated other comprehensive loss	(22,923)	(22,923)
Grantor stock ownership trust, at cost	(130,620)	(132,608)
Treasury stock, at cost	(929,824)	(929,267)

Total stockholders’ equity	1,133,770	1,850,687

Total liabilities and stockholders’ equity	$4,377,945	$5,705,956

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Nine Months Ended August 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(668,847)	$(156,761)
Income from discontinued operations, net of income taxes	—	(47,252)
Gain on sale of discontinued operations, net of income taxes	—	(438,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	78,684	48,169
Distributions of earnings from unconsolidated joint ventures	9,125	27,215
Amortization of discounts and issuance costs	2,942	1,898
Depreciation and amortization	7,542	13,361
Loss on early redemption of debt	10,388	12,990
Provision for deferred income taxes	—	(237,870)
Tax benefit associated with exercise of stock options	2,097	(714)
Stock-based compensation expense	3,830	6,103
Inventory impairments and land option contract abandonments	401,073	948,534
Goodwill impairment	24,570	107,926
Changes in assets and liabilities:
Receivables	109,032	(3,207)
Inventories	230,307	205,221
Accounts payable, accrued expenses and other liabilities	(196,540)	(498,970)
Other, net	16,040	33,380

Net cash provided by operating activities — continuing operations	30,243	21,919
Net cash provided by operating activities — discontinued operations	—	297,397

Net cash provided by operating activities	30,243	319,316

Cash flows from investing activities:
Sale of discontinued operations, net of cash divested	—	739,764
Investments in unconsolidated joint ventures	(61,464)	(56,969)
Sales (purchases) of property and equipment, net	6,124	(2,582)

Net cash provided (used) by investing activities — continuing operations	(55,340)	680,213
Net cash used by investing activities — discontinued operations	—	(12,112)

Net cash provided (used) by investing activities	(55,340)	668,101

Cash flows from financing activities:
Redemption of term loan	—	(400,000)
Redemption of senior subordinated notes	(305,814)	(258,968)
Payments on mortgages, land contracts and other loans	(3,066)	(114,119)
Issuance of common stock under employee stock plans	5,111	10,823
Excess tax benefit associated with exercise of stock options	—	714
Payments of cash dividends	(58,102)	(57,844)
Repurchases of common stock	(557)	(4,909)

Net cash used by financing activities — continuing operations	(362,428)	(824,303)
Net cash used by financing activities — discontinued operations	—	(306,527)

Net cash used by financing activities	(362,428)	(1,130,830)

Net decrease in cash and cash equivalents	(387,525)	(143,413)
Cash and cash equivalents at beginning of period	1,343,742	804,182

Cash and cash equivalents at end of period	$956,217	$660,769

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

In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of August 31, 2008, the results of its consolidated operations for the nine months and three months ended August 31, 2008 and 2007, and its consolidated cash flows for the nine months ended August 31, 2008 and 2007. The consolidated balance sheet at November 30, 2007 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2007, which are contained in the Company’s Annual Report on Form 10-K for that period.

Seasonality

Historically, the homebuilding industry has experienced seasonal fluctuations in quarterly operating results. The Company has also experienced such seasonal fluctuations. Therefore, the results of the Company’s consolidated operations for the nine months and three months ended August 31, 2008 are not necessarily indicative of the results to be expected for the year ending November 30, 2008.

Earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding including all potentially dilutive shares issuable under outstanding stock options. All outstanding stock options were excluded from the diluted loss per share calculation for the nine months and three months ended August 31, 2008 and 2007 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

Comprehensive loss

The Company’s comprehensive loss was $144.7 million and $35.6 million for the three months ended August 31, 2008 and 2007, respectively, and $668.8 million and $156.8 million for the nine months ended August 31, 2008 and 2007, respectively.

Accumulated other comprehensive loss

The balances of accumulated other comprehensive loss reported in the consolidated balance sheets as of August 31, 2008 and November 30, 2007 are comprised solely of an adjustment of $22.9 million recorded directly to accumulated other comprehensive loss at the end of 2007 to initially apply Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires an employer to recognize the funded status of a defined postretirement benefit plan as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).

Reclassifications

Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the 2008 presentation.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Stock Options

In accordance with SFAS No. 123(R), the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding the dividend yield, the risk-free interest rate, the expected stock-price volatility and the expected term of the stock options. The following table summarizes the stock options outstanding as of August 31, 2008 as well as activity during the nine months then ended:

		Weighted
		Average Exercise
	Options	Price
Options outstanding at beginning of period	8,173,464	$30.17
Exercised	(131,354)	18.88
Cancelled	(138,861)	43.54

Options outstanding at end of period	7,903,249	$30.13

Options exercisable at end of period	7,194,279	$29.14

As of August 31, 2008, the weighted average remaining contractual lives of stock options outstanding and stock options exercisable were 9.3 years and 9.4 years, respectively. There was $3.1 million of total unrecognized compensation cost related to unvested stock option awards as of August 31, 2008. For the three months ended August 31, 2008 and 2007, stock-based compensation expense associated with stock options totaled $1.2 million and $2.6 million, respectively. For the nine months ended August 31, 2008 and 2007, stock-based compensation expense totaled $3.8 million and $6.1 million, respectively. The aggregate intrinsic value of both stock options outstanding and stock options exercisable was $9.5 million as of August 31, 2008. (The intrinsic value of a stock option is the amount by which the market value of a share of the Company’s common stock exceeds the exercise price of the stock option.) The aggregate intrinsic value of stock options exercised during the nine months ended August 31, 2008 was $.9 million.

Other Stock-Based Awards

From time to time, the Company grants restricted stock, phantom shares and stock appreciation rights to various employees. The Company recognized total compensation expense of $3.0 million in the three months ended August 31, 2008 and $1.5 million in the three months ended August 31, 2007 related to these stock-based awards. The Company recognized total compensation expense of $9.6 million in the nine months ended August 31, 2008 and $3.8 million in the nine months ended August 31, 2007 related to restricted stock, phantom shares and stock appreciation rights.

3.	Segment Information

As of August 31, 2008, the Company has identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of August 31, 2008, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:

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

The Company’s financial services reporting segment provides title and insurance services to the Company’s homebuyers and provided escrow coordination services until the second quarter of 2007, when the Company terminated the escrow coordination business. The segment also provides mortgage banking services to the Company’s homebuyers indirectly through Countrywide KB Home Loans, LLC (“Countrywide KB Home Loans”), a joint venture between a Company subsidiary and CWB Venture Management Corporation, a subsidiary of Countrywide Financial Corporation. On July 1, 2008, Bank of America Corporation completed its purchase of Countrywide Financial Corporation. On October 1, 2008, Bank of America, N.A. purchased 100% of the stock of CWB Venture Management Corporation. Accordingly, as of October 1, 2008, Countrywide KB Home Loans and CWB Venture Management Corporation are operating subsidiaries of Bank of America, N.A. At this time, the Company does not believe that these transactions will have a material effect on the joint venture’s activities. The Company’s financial services reporting segment conducts operations in the same markets as the Company’s homebuilding reporting segments.

The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment operated as an independent, stand-alone entity during the periods presented and are not necessarily indicative of the results to be expected for the full year.

The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007
Revenues:
West Coast	$700,301	$1,475,662	$259,362	$553,366
Southwest	459,672	963,930	95,471	292,232
Central	442,650	703,456	142,175	254,116
Southeast	504,894	1,192,194	182,107	440,893

Total homebuilding revenues	2,107,517	4,335,242	679,115	1,540,607
Financial services	7,382	10,704	2,495	3,293

Total revenues	$2,114,899	$4,345,946	$681,610	$1,543,900

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007
Income (loss) from continuing operations before income taxes:
West Coast	$(191,455)	$(532,802)	$(18,020)	$(351,086)
Southwest	(186,634)	(150,356)	(68,553)	(179,930)
Central	(48,850)	(50,281)	(7,070)	(16,876)
Southeast	(185,783)	(144,945)	(40,891)	(106,088)
Corporate and other (a)	(79,170)	(205,171)	(23,199)	(138,287)

Total homebuilding loss from continuing operations before income taxes	(691,892)	(1,083,555)	(157,733)	(792,267)
Financial services	16,945	21,738	5,988	6,547

Total loss from continuing operations before income taxes	$(674,947)	$(1,061,817)	$(151,745)	$(785,720)

Interest cost:
West Coast	$30,557	$33,220	$14,241	$19,173
Southwest	22,856	30,842	7,916	13,577
Central	17,717	15,916	8,292	4,809
Southeast	24,863	26,704	11,268	16,977
Corporate and other	653	6,266	31	4,814

Total (b)	$96,646	$112,948	$41,748	$59,350

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(17,346)	$(10,527)	$(6,540)	$(2,767)
Southwest	(24,330)	1,942	(18,314)	(3,327)
Central	(4,519)	(2,417)	75	(677)
Southeast	(45,369)	(51,725)	(21,424)	(14,256)

Total	$(91,564)	$(62,727)	$(46,203)	$(21,027)

(a)	Corporate and other includes corporate general and administrative expenses.

(b)	Interest cost for the three months ended August 31, 2008 and 2007 represents $31.4 million and $46.4 million, respectively, of interest amortized in construction and land costs. Interest cost for the nine months ended August 31, 2008 and 2007 represents $86.3 million and $100.0 million, respectively, of interest amortized in construction and land costs. Interest cost for both the three months and nine months ended August 31, 2008 includes $7.1 million related to the loss on early redemption of debt and $3.3 million of unamortized fees that were written off in connection with the amendment of the unsecured revolving credit facility (the “Credit Facility”). Interest cost for both the three months and nine months ended August 31, 2007 includes $13.0 million related to the loss on early redemption of debt.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007

Inventory impairments:
West Coast	$134,776	$562,702	$1,807	$359,510
Southwest	140,181	212,648	37,318	183,325
Central	20,539	21,485	—	13,281
Southeast	77,900	79,660	—	54,148

Total	$373,396	$876,495	$39,125	$610,264

Inventory abandonments:
West Coast	$9,186	$11,813	$—	$5,083
Southwest	187	10,023	—	9,920
Central	—	2,961	—	1,616
Southeast	18,304	47,242	—	46,076

Total	$27,677	$72,039	$—	$62,695

Unconsolidated joint venture impairments:
West Coast	$13,757	$3,650	$5,651	$—
Southwest	21,311	3,362	16,367	3,362
Central	2,629	750	—	—
Southeast	43,934	50,673	21,099	13,766

Total	$81,631	$58,435	$43,117	$17,128

	August 31,	November 30,
	2008	2007
Assets:
West Coast	$1,258,162	$1,542,948
Southwest	623,160	887,361
Central	523,268	643,599
Southeast	624,412	845,679
Corporate and other	1,290,669	1,741,977

Total homebuilding assets	4,319,671	5,661,564
Financial services	58,274	44,392

Total assets	$4,377,945	$5,705,956

Investments in unconsolidated joint ventures:
West Coast	$71,277	$63,450
Southwest	123,752	134,082
Central	2,836	7,230
Southeast	52,560	92,248

Total	$250,425	$297,010

4.	Financial Services

The following table presents financial information related to the Company’s financial services reporting segment (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Financial Services (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007
Revenues
Interest income	$155	$124	$50	$41
Title services	1,557	4,169	574	1,530
Insurance commissions	5,670	5,812	1,871	1,712
Escrow coordination fees	—	599	—	10

Total	7,382	10,704	2,495	3,293

Expenses
General and administrative	(3,317)	(3,524)	(1,085)	(1,113)

Operating income	4,065	7,180	1,410	2,180

Equity in income of unconsolidated joint venture	12,880	14,558	4,578	4,367

Pretax income	$16,945	$21,738	$5,988	$6,547

	August 31,	November 30,
	2008	2007
Assets
Cash and cash equivalents	$13,766	$18,487
Receivables	1,050	2,655
Investment in unconsolidated joint venture	43,379	23,140
Other assets	79	110

Total assets	$58,274	$44,392

Liabilities
Accounts payable and accrued expenses	$14,650	$17,796

Total liabilities	$14,650	$17,796

In 2008, Countrywide KB Home Loans, the Company’s unconsolidated mortgage banking joint venture, which is included in the Company’s financial services segment, adopted Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB No. 109”) and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SAB No. 109 revises and rescinds portions of Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”), and expresses the current view of the SEC that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”) and SFAS No. 159, the expected net future cash flows related to the associated servicing of loans should be included in the measurement of the fair value of all written loan commitments that are accounted for at fair value through earnings. SFAS No. 159 permits entities to choose to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Under SFAS No. 159, Countrywide KB Home Loans elected the fair value option for residential mortgage loans held for sale that were originated subsequent to February 29, 2008. As a result of Countrywide KB Home Loans’ adoption of SAB No. 109 and SFAS No. 159, the Company’s equity in income of unconsolidated joint venture of the financial services segment increased by $2.1 million in 2008.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Inventories

Inventories consist of the following (in thousands):

	August 31,	November 30,
	2008	2007
Homes, lots and improvements in production	$2,114,420	$2,473,980
Land under development	448,262	838,440

Total	$2,562,682	$3,312,420

The Company’s interest costs are as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007
Capitalized interest at beginning of period	$348,084	$333,020	$370,091	$382,311
Interest incurred	123,029	161,410	46,124	58,521
Loss on early redemption of debt	(10,388)	(12,990)	(10,388)	(12,990)
Interest amortized	(86,258)	(99,958)	(31,360)	(46,360)

Capitalized interest at end of period (a)	$374,467	$381,482	$374,467	$381,482

(a)	Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest as impairment charges recognized are not generally allocated to specific components of inventory.
6.	Impairments and Abandonments

Each parcel or community in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. If indicators of potential impairment exist for a parcel or community, the identified inventory is evaluated for recoverability in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Impairment indicators are assessed separately for each parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, home delivery volume or gross margins; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future housing or land sales. When an indicator of potential impairment is identified, the Company tests the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by the Company’s expectations related to: market supply and demand, including estimates concerning average selling prices; sales incentives; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. These estimates are specific to each community and may vary among communities.

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
Based on the results of its evaluations, the Company recognized pretax, non-cash inventory impairment charges of $39.1 million in the three months ended August 31, 2008 and $610.3 million in the three months ended August 31, 2007. In the nine months ended August 31, 2008 and 2007, the Company recognized pretax, non-cash inventory impairment charges of $373.4 million and $876.5 million, respectively. As of August 31, 2008, the aggregate carrying value of inventory impacted by pretax, non-cash impairment charges was $1.32 billion, representing 151 communities and various other land parcels. As of November 30, 2007, the aggregate carrying value of inventory impacted by pretax, non-cash impairment charges was $1.35 billion, representing 144 communities and various other land parcels.
The Company’s optioned inventory is assessed to determine whether it continues to meet the Company’s internal investment standards. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices, home delivery volume and gross margins; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise a land option contract due to market conditions and/or changes in market strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned project.
The Company recognized no abandonment charges associated with land option contracts in the three months ended August 31, 2008. The Company recognized abandonment charges of $62.7 million in the three months ended August 31, 2007. In the nine months ended August 31, 2008 and 2007, the Company recognized abandonment charges of $27.7 million and $72.0 million, respectively. The inventory impairment charges and land option contract abandonment charges are included in construction and land costs in the Company’s consolidated statements of operations.
Due to the judgment and assumptions applied in the estimation process with respect to impairments and abandonments, it is possible that actual results could differ substantially from those estimated.
The Company’s equity in loss of unconsolidated joint ventures in the three months ended August 31, 2008 and 2007 reflected pretax, non-cash impairment charges of $43.1 million and $17.1 million, respectively, including valuation adjustments related to the Company’s investments in certain unconsolidated joint ventures. In the nine months ended August 31, 2008 and 2007, the Company’s equity in loss of unconsolidated joint ventures reflected pretax, non-cash impairment charges of $81.6 million and $58.4 million, respectively, including valuation adjustments related to the Company’s investments in certain unconsolidated joint ventures.
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
The Company participates in joint ventures from time to time for the purpose of conducting land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with FASB Interpretation No. 46(R) when they are entered into or upon a reconsideration event. All of the Company’s joint ventures at August 31, 2008 and November 30, 2007 were determined to be unconsolidated joint ventures either because they were not VIEs, or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Consolidation of Variable Interest Entities (continued)
In the ordinary course of its business, the Company enters into land option contracts to procure land for the construction of homes. The use of such option agreements generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories on its consolidated balance sheet. Under such land option contracts, the Company will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of the Company’s land option contracts may create a variable interest for the Company, with the land seller being identified as a VIE.
In compliance with FASB Interpretation No. 46(R), the Company analyzes its land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event, and as a result has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. Although the Company does not have legal title to the optioned land, FASB Interpretation No. 46(R) requires the Company to consolidate the VIE if the Company is determined to be the primary beneficiary. The consolidation of VIEs in which the Company was determined to be the primary beneficiary increased inventories, with a corresponding increase to accrued expenses and other liabilities, on the Company’s consolidated balance sheets by $15.5 million at August 31, 2008 and $19.0 million at November 30, 2007. The liabilities related to the Company’s consolidation of VIEs from which it is purchasing land under option contracts represents the difference between the purchase price of optioned land not yet purchased and the Company’s cash deposits. The Company’s cash deposits related to these land option contracts totaled $3.4 million at August 31, 2008 and $4.7 million at November 30, 2007. Creditors, if any, of these VIEs have no recourse against the Company. As of August 31, 2008, excluding consolidated VIEs, the Company had cash deposits totaling $32.7 million, which were associated with land option contracts having an aggregate purchase price of $605.9 million.
The Company also evaluates land option contracts in accordance with Statement of Financial Accounting Standards No. 49, “Accounting for Product Financing Arrangements” (“SFAS No. 49”) and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on its consolidated balance sheets by $89.9 million at August 31, 2008 and $221.1 million at November 30, 2007.
8.	Investments in Unconsolidated Joint Ventures
The Company participates in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in certain markets where the Company’s homebuilding operations are located. These unconsolidated joint ventures are typically structured through entities in which ownership is shared with the Company’s partners. The Company’s partners in these unconsolidated joint ventures are unrelated homebuilders, land developers and other real estate entities, or commercial enterprises. Through these unconsolidated joint ventures, the Company seeks to reduce and share market and development risks and to reduce its investment in land inventory, while potentially increasing the number of homesites it owns or controls. In some instances, participating in unconsolidated joint ventures enables the Company to acquire and develop land that it might not otherwise have access to due to a project’s size, financing needs, duration of development or other circumstances. While the Company views its participation in unconsolidated joint ventures as beneficial to its homebuilding activities, it does not view such participation as essential.
The Company and/or its unconsolidated joint venture partners typically obtain options or enter into other arrangements to purchase portions of the land held by the unconsolidated joint ventures. The prices for these land options are generally negotiated prices that approximate fair value. When an unconsolidated joint venture sells land to the Company’s homebuilding operations, the Company defers recognition of its share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint venture.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Investments in Unconsolidated Joint Ventures (continued)
The Company and its unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated joint venture’s respective operating agreement.
Each unconsolidated joint venture maintains financial statements in accordance with U.S. generally accepted accounting principles. The Company shares in profits and losses of these unconsolidated joint ventures generally in accordance with its respective equity interests.
The following table presents combined condensed statement of operations information for the Company’s unconsolidated joint ventures (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007

Revenues	$85,232	$262,761	$29,947	$218,860
Construction and land costs	(191,910)	(272,582)	(41,613)	(205,336)
Other expenses, net	(38,918)	(20,775)	(16,377)	(7,382)

Income (loss)	$(145,596)	$(30,596)	$(28,043)	$6,142

With respect to the Company’s investment in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures for the three months ended August 31, 2008 included pretax, non-cash impairment charges of $43.1 million. In the three months ended August 31, 2007, the Company’s equity in income of unconsolidated joint ventures included pretax, non-cash impairment charges of $17.1 million. In the nine months ended August 31, 2008 and 2007, the Company’s equity in loss of unconsolidated joint ventures included pretax, non-cash impairment charges of $81.6 million and $58.4 million, respectively.
The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

	August 31,	November 30,
	2008	2007

Assets
Cash	$26,202	$51,249
Receivables	189,824	234,265
Inventories	1,985,786	2,209,907
Other assets	57,697	15,513

Total assets	$2,259,509	$2,510,934

Liabilities and equity
Accounts payable and other liabilities	$130,015	$68,217
Mortgages and notes payable	1,457,450	1,540,931
Equity	672,044	901,786

Total liabilities and equity	$2,259,509	$2,510,934

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Investments in Unconsolidated Joint Ventures (continued)
The following table presents information relating to the Company’s investments in unconsolidated joint ventures and the outstanding debt of unconsolidated joint ventures as of the dates specified, categorized by the nature of the Company’s potential responsibility under a guaranty, if any, for such debt (dollars in thousands):

	August 31,	November 30,
	2008	2007

Number of investments in unconsolidated joint ventures:
With recourse debt (a)	1	1
With limited recourse debt (b)	6	7
With non-recourse debt (c)	12	14
Other (d)	11	13

Total	30	35

Investments in unconsolidated joint ventures:
With recourse debt	$2,836	$1,855
With limited recourse debt	18,708	17,342
With non-recourse debt	71,946	161,721
Other	156,935	116,092

Total	$250,425	$297,010

Outstanding debt of unconsolidated joint ventures:
With recourse debt	$3,238	$6,317
With limited recourse debt	220,155	276,553
With non-recourse debt	860,121	894,115
Other	373,936	363,946

Total (e)	$1,457,450	$1,540,931

(a)	This category consists of an unconsolidated joint venture as to which the Company has entered into a several guaranty with respect to the repayment of a portion of the unconsolidated joint venture’s outstanding debt.

(b)	This category consists of unconsolidated joint ventures as to which the Company has entered into a loan-to-value maintenance guaranty, as that term is described below, with respect to a portion of each such unconsolidated joint venture’s outstanding secured debt.

(c)	This category consists of unconsolidated joint ventures as to which the Company has not entered into a guaranty, and does not otherwise have any obligation, to repay or to support the value of the collateral underlying such unconsolidated joint ventures’ respective outstanding secured debt (excluding any potential responsibility under a carve-out guaranty, as that term is described below).

(d)	In addition to including unconsolidated joint ventures with no outstanding debt, this category includes an unconsolidated joint venture as to which the Company has entered into a several guaranty that, by its terms, purports to require the Company to guarantee the repayment of a portion of the unconsolidated joint venture’s outstanding debt in the event an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing, as further described below.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Investments in Unconsolidated Joint Ventures (continued)
In some cases, the Company may have also entered into a completion guaranty and/or a carve-out guaranty, as those terms are described below, with the lenders for the unconsolidated joint ventures identified in categories (a) through (d).
(e)	The “Total” amounts represent the aggregate outstanding debt of the unconsolidated joint ventures in which the Company participates. The amounts do not represent the Company’s potential responsibility for such debt, if any. The Company’s maximum potential responsibility for any portion of such debt, if any, is limited to either a specified maximum amount or an amount equal to its pro rata interest in the relevant unconsolidated joint venture, as further described below.
The unconsolidated joint ventures finance land and inventory investments through a variety of borrowing arrangements. To finance their respective land acquisition and development activities, many of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $1.46 billion at August 31, 2008 and $1.54 billion at November 30, 2007. The unconsolidated joint ventures are subject to various financial and non-financial covenants in conjunction with their debt, primarily related to equity maintenance, fair value of collateral and minimum land purchase or sale requirements within a specified period. In a few instances, the financial covenants are based on the Company’s financial position.
In certain instances, the Company and/or its partner(s) in an unconsolidated joint venture provide guarantees and indemnities to the unconsolidated joint venture’s lenders that may include one or more of the following: (a) completion guaranty; (b) loan-to-value maintenance guaranty; and/or (c) carve-out guaranty. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute equity to an unconsolidated joint venture to enable it to fund its completion obligations. A loan-to-value maintenance guaranty refers to the payment of funds to maintain the value of an unconsolidated joint venture’s secured collateral (generally land and improvements) at or above a specific percentage of the applicable outstanding loan balance. A carve-out guaranty refers to the payment of (i) losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project, or (ii) outstanding principal and interest and certain other amounts owed to lenders upon the filing by an unconsolidated joint venture of a voluntary bankruptcy petition or the filing of an involuntary bankruptcy petition by creditors of the unconsolidated joint venture in which an unconsolidated joint venture or its partners collude or which the unconsolidated joint venture fails to contest.
In most cases, the Company’s maximum potential responsibility under these guarantees and indemnities is limited to either a specified maximum amount or an amount equal to its pro rata interest in the relevant unconsolidated joint venture. In a few cases, the Company has provided a loan-to-value maintenance guaranty up to a specified maximum amount and has entered into an agreement with its unconsolidated joint venture partners to be reimbursed for any amounts the Company may pay pursuant to such guaranty above its pro rata interest in the relevant unconsolidated joint venture. If the Company’s unconsolidated joint venture partners are unable to fulfill their reimbursement obligations, or otherwise fail to do so, the Company may be responsible for more than its allocable share, up to its specified maximum responsibility under the relevant loan-to-value maintenance guaranty. Should there be indications that advances (if made) will not be voluntarily repaid under any such reimbursement arrangements, the Company intends to vigorously pursue all rights and remedies available to it under the applicable agreements, at law or in equity to enforce its reimbursement rights.
The Company’s potential responsibility under its completion guarantees is limited to the amount, if any, by which an unconsolidated joint venture’s outstanding borrowings exceed the value of its assets, though in the aggregate the Company believes its actual responsibility under these guarantees should be substantially less than this amount. At this time, the Company has no reason to believe that its carve-out guarantees will be triggered in any material amount.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Investments in Unconsolidated Joint Ventures (continued)
At August 31, 2008, the Company’s pro rata share of loan-to-value maintenance guarantees related to unconsolidated joint venture debt totaled approximately $92.1 million. This amount represents the Company’s maximum responsibility under such loan-to-value maintenance guarantees without regard to the underlying value of the collateral and defenses available against attempted enforcement of such guarantees.
In addition to the above-described guarantees and indemnities, the Company has also provided a several guaranty to the lenders of one of the Company’s unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. The Company’s potential responsibility under this several guaranty fluctuates with the outstanding borrowings against the unconsolidated joint venture’s debt and with its and its partners’ respective land purchases from the unconsolidated joint venture. At August 31, 2008, this unconsolidated joint venture had total outstanding indebtedness of approximately $373.9 million and, if this guaranty were then enforced, the Company’s potential responsibility under the guaranty would have been approximately $182.7 million. This unconsolidated joint venture has received notices from its lenders’ administrative agent alleging a number of defaults under its loan agreement. The Company is currently exploring resolutions with the lenders, the lenders’ administrative agent and its unconsolidated joint venture partners, but there is no assurance that the Company will reach a satisfactory resolution with all of the parties involved.
Certain of the Company’s other unconsolidated joint ventures operating in difficult market conditions are in default of their debt agreements with their lenders or are at risk of defaulting. In addition, certain of the Company’s unconsolidated joint venture partners have curtailed funding of their allocable joint venture obligations. The Company is carefully managing its investments in these particular unconsolidated joint ventures and is working with the relevant lenders and unconsolidated joint venture partners to reach satisfactory resolutions. In some instances, the Company may decide to opportunistically purchase its partners’ interests. In those cases, the Company would consolidate the joint venture, which would result in an increase in the Company’s consolidated mortgages and notes payable. However, such purchases may not resolve a claimed default by the joint venture under its debt agreements. Additionally, the Company may seek new equity partners to participate in its unconsolidated joint ventures. Based on the terms and amounts of the debt involved for these particular unconsolidated joint ventures and the terms of the applicable joint venture operating agreements, the Company does not believe that its exposure related to any defaults by these particular unconsolidated joint ventures is material to the Company’s consolidated financial position or results of operations.
9.	Goodwill
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
During 2008, the Company determined that it was necessary to evaluate goodwill for impairment due to deteriorating conditions in certain housing markets and the significant inventory impairments the Company identified and recognized during the year in accordance with SFAS No. 144. The Company evaluates goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. In accordance

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Goodwill (continued)
with SFAS No. 142, the Company has determined that its reporting units are the same as its reporting segments. Accordingly, the Company has four homebuilding reporting units (West Coast, Southwest, Central and Southeast) and one financial services reporting unit.
The Company’s goodwill balance at November 30, 2007 totaled $68.0 million. Of this total, $24.6 million related to the Company’s Central reporting segment and $43.4 million related to its Southeast reporting segment. Based on the results of its impairment evaluation performed in the quarter ended May 31, 2008, the Company recorded an impairment charge of $24.6 million in that quarter related to its Central reporting segment, where all of the goodwill previously recorded was determined to be impaired. The Company’s goodwill balance of $43.4 million at August 31, 2008 related entirely to its Southeast reporting segment.
During the third quarter of 2007, the Company evaluated its goodwill for impairment and recorded an impairment charge of $107.9 million related to its Southwest reporting segment, where all of the goodwill previously recorded was determined to be impaired.
The goodwill impairment charges in 2008 and 2007 were recorded at the Company’s corporate level because all goodwill is carried at that level.
The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. To the extent additional information arises, market conditions change or the Company’s strategies change, it is possible that the Company’s conclusion regarding whether existing goodwill in its Southeast reporting unit is impaired could change and result in a material effect on its consolidated financial position or results of operations.
10.	Mortgages and Notes Payable
Mortgages and notes payable consisted of the following (in thousands):

	August 31,	November 30,
	2008	2007

Mortgages and land contracts due to land sellers and other loans	$32,394	$19,140
Senior subordinated notes due December 15, 2008 at 8 5/8%	200,000	200,000
Senior subordinated notes due 2010 at 7 3/4%	—	298,273
Senior notes due 2011 at 6 3/8%	348,816	348,549
Senior notes due 2014 at 5 3/4%	249,195	249,102
Senior notes due 2015 at 5 7/8%	298,649	298,521
Senior notes due 2015 at 6 1/4%	449,643	449,612
Senior notes due 2018 at 7 1/4%	298,665	298,597

Total	$1,877,362	$2,161,794

On July 14, 2008, the Company completed the early redemption of all $300.0 million of its 7 3/4% senior subordinated notes due in 2010 (the “$300 Million 7 3/4% Senior Subordinated Notes”) at a price of 101.938% of the principal amount plus accrued interest to the date of redemption. The Company incurred a loss of $7.1 million in the third quarter of 2008 related to the early redemption of debt, as a result of the call premium and the unamortized original issue discount. This loss is included in the loss on early redemption of debt in the consolidated statements of operations.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Mortgages and Notes Payable (continued)
The Company has a Credit Facility with a syndicate of lenders that matures in November 2010. Interest on the Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. At August 31, 2008, the Company had no cash borrowings outstanding and $185.8 million in letters of credit outstanding under the Credit Facility.
On August 28, 2008, the Company entered into the fifth amendment (the “Fifth Amendment”) to the Credit Facility. The Fifth Amendment, among other things, reduced the aggregate commitment under the Credit Facility from $1.30 billion to $800.0 million and provided that the aggregate commitment may be permanently reduced to (a) $650.0 million, if at the end of any fiscal quarter the Company’s consolidated tangible net worth is less than or equal to $800.0 million but greater than $500.0 million, and (b) $500.0 million, if at the end of any fiscal quarter the Company’s consolidated tangible net worth is less than or equal to $500.0 million. In addition, the Fifth Amendment reduced the sublimit for swing line loans from $100.0 million to $60.0 million; reduced the sublimit for the issuance of letters of credit from $1.00 billion to $600.0 million; and reduced the amount of unrestricted cash applied to the borrowing base calculation by subtracting the amount of outstanding borrowings under the Credit Facility as of the measurement date.
The Fifth Amendment also (a) made permanent certain prior amendments to covenant requirements regarding the minimum consolidated interest coverage ratio (“Coverage Ratio”), the maximum consolidated leverage ratio (“Leverage Ratio”), and distributions in respect of capital stock; (b) amended covenants regarding payment of subordinated obligations, investments in subsidiaries and joint ventures, and the minimum level of consolidated tangible net worth; and (c) increased the applicable rates for Eurodollar borrowings, the letter of credit fees, and unused commitment fee. The maturity date of the Credit Facility remains unchanged. The Company paid a fee to lenders party to the Fifth Amendment. The Company filed the Fifth Amendment with the SEC as an exhibit to a Current Report on Form 8-K dated August 29, 2008. In light of the reduction in the aggregate commitment, the Company wrote off $3.3 million of unamortized fees associated with the Credit Facility during the third quarter of 2008. This write-off is included in the loss on early redemption of debt in the consolidated statements of operations.
In addition to the financial covenants affected by the Fifth Amendment, the Credit Facility also contains covenants limiting the Company’s unimproved land book value, speculative unit deliveries within a given fiscal quarter and borrowing base requirements.
The Company’s senior subordinated notes indenture contains certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness; pay dividends; make stock repurchases; prepay subordinated debt; make certain investments in foreign subsidiaries and certain joint ventures; create certain liens; engage in mergers, consolidations, or sales of assets; or engage in certain transactions with officers, directors and employees.
The Company’s senior notes indenture does not contain any financial covenants. Subject to specified exceptions, the senior notes indenture contains certain restrictive covenants that, among other things, limit the Company’s ability to incur secured indebtedness; engage in sale-leaseback transactions involving property or assets above a certain specified value; or engage in mergers, consolidations, or sales of assets.
As of August 31, 2008, the Company was in compliance with the applicable terms of all of its covenants under its Credit Facility, senior subordinated notes indenture, and senior notes indenture. However, the Company’s ability to continue to borrow funds depends in part on its ability to remain in such compliance. The Company’s inability to do so could make it more difficult and expensive to maintain its current level of external debt financing or to obtain additional financing.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Commitments and Contingencies
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
The changes in the Company’s warranty liability are as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007

Balance at beginning of period	$151,525	$141,060	$146,050	$140,675

Warranties issued	16,952	40,380	6,183	13,902

Payments and adjustments	(22,645)	(38,282)	(6,401)	(11,419)

Balance at end of period	$145,832	$143,158	$145,832	$143,158

In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales and land sales that may be affected by FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Based on historical evidence, the Company does not believe any of these issued representations, warranties or guarantees would result in a material effect on its consolidated financial position or results of operations.
The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above its coverage limits or not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $100.5 million at August 31, 2008 and $95.6 million at November 30, 2007, and are included in the consolidated balance sheets as accrued expenses and other liabilities.
The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with subdivision improvements such as roads, sewers and water. At August 31, 2008, the Company had approximately $826.0 million of performance bonds and $185.8 million of letters of credit outstanding. In the event any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. At this time, the Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. The expiration dates of letters of credit issued in connection with subdivision improvements coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Commitments and Contingencies (continued)
on a year-to-year basis. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the contractual performance is completed.
Borrowings outstanding and letters of credit issued under the Company’s Credit Facility are guaranteed by certain of the Company’s subsidiaries (“the Guarantor Subsidiaries”).
In the ordinary course of its business, the Company enters into land option contracts to procure land for the construction of homes. At August 31, 2008, the Company had total deposits of $71.3 million, comprised of cash deposits of $36.1 million and letters of credit of $35.2 million, to purchase land with a total remaining purchase price of $624.9 million. The Company’s land option contracts generally do not contain provisions requiring the Company’s specific performance.
12.	Legal Matters
Derivative Litigation
On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans, and seek unspecified money damages and injunctive and other equitable relief. Defendants have not yet responded to the complaints. On January 22, 2007, the court entered an order, pursuant to an agreement among the parties and the Company, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, the Company’s former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect. Pursuant to further stipulations and court orders, these terms remain in effect and are now scheduled to expire on November 3, 2008, unless otherwise agreed in writing. The plaintiffs have agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007. The parties may extend the agreement that options will not be exercised by the Company’s former Chairman and Chief Executive Officer beyond the current November 3, 2008 expiration date.
On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on behalf of the Company, allege, among other things, that defendants (various of the Company’s current and former directors and officers) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s shareholder-approved stock option plans and seek unspecified money damages and injunctive and other equitable relief. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On January 9, 2007, plaintiffs filed a consolidated complaint. All defendants filed motions to dismiss the complaint on April 2, 2007. Subsequently, plaintiffs filed a motion for partial summary judgment against certain of the defendants. Pursuant to stipulated orders, the motions to dismiss and the motion for partial summary judgment remained suspended for several months while the parties engaged in settlement discussions. Settlement discussions are ongoing. On May 14, 2008, the court ordered that the partial summary judgment motion shall be taken off calendar, subject to being reset at a future time, following resolution of the motions to dismiss. On August 15, 2008, the court removed defendants’ various motions to dismiss from its calendar. A hearing on the motions to dismiss may be rescheduled in the future. A status conference is scheduled for October 15, 2008. Discovery has not commenced. At this time, the Company has not concluded whether any potential outcome of the derivative litigation is likely to be material to its consolidated financial position or results of operations.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Legal Matters (continued)
Government Investigations
In August 2006, the Company announced that it had received an informal inquiry from the SEC relating to its stock option grant practices. In January 2007, the Company was informed of the SEC’s decision to conduct a formal investigation of this matter. In September 2008, the Company was notified that the SEC staff’s investigation was completed with respect to the Company and that the staff did not intend to recommend any enforcement action by the SEC against the Company.
The Department of Justice (“DOJ”) has also been looking into these practices but has informed the Company that it is not a target of this investigation. The Company has cooperated with the DOJ and intends to continue to do so. At this time, the Company has not concluded whether an unfavorable outcome of the DOJ’s investigation is likely to be material to its consolidated financial position or results of operations.
ERISA Litigation
On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against the Company, its directors, and certain of its current and former officers. After the court allowed leave to file an amended complaint, on April 3, 2008, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of the Company who participated in the KB Home 401(k) Savings Plan (“Plan”). Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the Plan about alleged prior stock option backdating practices of the Company and by failing to remove the Company’s stock as an investment option under the Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their Plan accounts than they would have earned but for defendants’ alleged breach of duties. Plaintiffs seek unspecified money damages and injunctive and other equitable relief. On May 16, 2008, the Company filed a motion to dismiss on the ground that plaintiffs’ allegations fail to state a claim against the Company. Plaintiffs filed an opposition to the motion on June 20, 2008. The hearing on the motion was held on September 8, 2008. On October 6, 2008, the court issued its order. The court denied the Company’s motion to dismiss the plaintiffs’ claims for breach of fiduciary duty and breach of the duty to monitor and granted the Company’s motion to dismiss the plaintiffs’ claims for breach of the fiduciary duty of disclosure. The court also denied a separate motion to dismiss filed by the individual defendants based on the standing of plaintiffs to sue. The Company’s answer to the amended complaint is due on or before October 21, 2008. While the Company believes it has strong defenses to the ERISA claims, it has not concluded whether an unfavorable outcome is likely to be material to its consolidated financial position or results of operations.
Storm Water Matter
In January 2003, the Company received a request for information from the Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. Several other public homebuilders received similar requests. The request sought information about storm water pollution control program implementation at certain of the Company’s construction sites, and the Company provided information pursuant to the request. In May 2004, on behalf of the EPA, the DOJ asserted that certain regulatory requirements applicable to storm water discharges had been violated on certain occasions at certain of the Company’s construction sites, and unspecified civil penalties and injunctive relief might be warranted. The Company explored with the EPA, DOJ and other homebuilders methods of resolving the matter. In May 2008, the Company signed a consent decree with the EPA, DOJ and various states affecting the Company’s storm water pollution practices at its construction sites. Other homebuilders also signed similar consent decrees. In June 2008, the DOJ filed suit in the United States District Court for the Eastern District of Virginia (Civil Action No. 1:08CV603) and simultaneously submitted the Company’s consent decree for approval by the court. The court approved and entered the consent decree on July 23, 2008. Under the consent decree, the Company paid a civil penalty of

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Legal Matters (continued)
$1.2 million. In addition, the Company has implemented certain process improvements for the control of storm water at homebuilding sites and will submit periodic reports to the DOJ, the EPA and the participating states for a period of at least three years, in each case as required by the consent decree. The Company believes that the costs associated with implementing the consent decree are not likely to be material to its consolidated financial position or results of operations.
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
13.	Stockholders’ Equity
As of August 31, 2008, the Company was authorized to repurchase four million shares of its common stock under a board-approved share repurchase program. The Company did not repurchase any shares of its common stock under this program in the first nine months of 2008. The Company acquired $.6 million of common stock during the nine months ended August 31, 2008, which were previously issued shares delivered to the Company by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the share repurchase program.
During the quarter ended February 29, 2008, the Company’s board of directors declared a cash dividend of $.25 per share of common stock, which was paid on February 21, 2008 to stockholders of record on February 7, 2008. During the quarter ended May 31, 2008, the Company’s board of directors declared a cash dividend of $.25 per share of common stock, which was paid on May 22, 2008 to stockholders of record on May 8, 2008, and declared a cash dividend of $.25 per share of common stock, which was paid on July 24, 2008 to stockholders of record on July 10, 2008.
14.	Recent Accounting Pronouncements
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements in Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 161 on its consolidated financial position and results of operations.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 clarifies how Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 163 on its consolidated financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The Company is currently evaluating the impact of adopting FSP-EITF 03-6-1 on its earnings per share.

15.	Income Taxes

The Company’s income tax benefit from continuing operations totaled $7.0 million in the third quarter of 2008, compared to $307.1 million in the third quarter of 2007. For the nine months ended August 31, 2008, the Company’s income tax benefit from continuing operations totaled $6.1 million compared to $419.7 million for the nine months ended August 31, 2007. These amounts represented effective income tax rates from continuing operations of 4.6% and 39.1% for the three months ended August 31, 2008 and 2007, respectively, and .9% and 39.5% for the nine months ended August 31, 2008 and 2007, respectively.

The significant year-over-year change in the Company’s effective tax rate for the three months and nine months ended August 31, 2008 resulted primarily from the disallowance of tax benefits related to the Company’s current year losses as a result of a full valuation allowance, and the recognition of a liability for unrecognized tax benefits. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the Company was unable to record deferred tax benefits that would have reduced its net losses in the three months and nine months ended August 31, 2008 due to the uncertainty of realizing such deferred tax assets. For the three months ended August 31, 2008, the Company recorded a valuation allowance of $58.1 million. For the nine months ended August 31, 2008, the valuation allowance recorded totaled $257.0 million. The income tax benefit reported for the three months and nine months ended August 31, 2008 was mainly due to the recognition of a $6.0 million tax benefit previously unrecognized under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FASB Interpretation No. 48”). In July 2006, the FASB issued FASB Interpretation No. 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company implemented the provisions of FASB Interpretation No. 48 effective December 1, 2007. The cumulative effect of the adoption of FASB Interpretation No. 48 was recorded in 2008 as a $2.5 million reduction to beginning retained earnings. Gross unrecognized tax benefits totaled $37.8 million as of December

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Income Taxes (continued)

1, 2007 and $33.1 million as of August 31, 2008. As of the date of its adoption of FASB Interpretation No. 48, the Company’s liability for unrecognized tax benefits was $29.0 million, which, if recognized, would affect the Company’s effective tax rate.

During the third quarter of 2008, $6.0 million of unrecognized federal income tax liability reversed due to the expiration of time to assess tax. Other than this reversal, there have been no material changes to the components of the Company’s total unrecognized tax benefit, including the amounts which, if recognized, would affect the Company’s effective tax rate. The Company estimates that within 12 months from the date of its adoption of FASB Interpretation No. 48, no additional unrecognized tax liability will reverse. As of the date of the Company’s adoption of FASB Interpretation No. 48, fiscal years 2003 through 2007 remain subject to examination.

As of August 31, 2008, primarily due to the reversal of the $6.0 million, the Company’s liability for unrecognized tax benefits was $24.3 million, which, if recognized, would affect the Company’s tax rate. It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease as a result of a potential resolution with the Internal Revenue Service relating to issues stemming from fiscal years 2004 and 2005. However, any such change cannot be estimated at this time.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its consolidated financial statements as a component of the income tax provision consistent with the Company’s historical accounting policy. After the Company’s adoption of FASB Interpretation No. 48 on December 1, 2007, the Company’s total gross accrued interest and penalties was $16.5 million. At August 31, 2008, its total gross accrued interest and penalties was $17.0 million. The Company’s liability for unrecognized tax benefits, combined with accrued interest and penalties, is reflected as a component of accrued expenses and other liabilities in its consolidated balance sheet.

Including the valuation allowances for net deferred tax assets recorded in 2008, the Company has $779.9 million of net deferred tax assets fully reserved as of August 31, 2008.

16.	Supplemental Disclosure to Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August, 31,
	2008	2007

Summary of cash and cash equivalents:
Homebuilding	$942,451	$645,933
Financial services	13,766	14,836

Total	$956,217	$660,769

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$48,386	$65,825
Income taxes paid (refunded)	(105,102)	22,703

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$16,320	$4,139
Decrease in consolidated inventories not owned	(134,678)	(179,829)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information

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

Condensed Consolidating Statements of Operations Nine Months Ended August 31, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,620,364	$494,535	$—	$2,114,899

Homebuilding:
Revenues	$—	$1,620,364	$487,153	$—	$2,107,517
Construction and land costs	—	(1,781,778)	(540,435)	—	(2,322,213)
Selling, general and administrative expenses	(59,467)	(221,123)	(99,324)	—	(379,914)
Goodwill impairment	(24,570)	—	—	—	(24,570)

Operating loss	(84,037)	(382,537)	(152,606)	—	(619,180)
Interest income	26,700	2,231	309	—	29,240
Loss on early redemption of debt	42,542	(28,368)	(24,562)	—	(10,388)
Equity in loss of unconsolidated joint ventures	—	(6,586)	(84,978)	—	(91,564)

Homebuilding pretax loss	(14,795)	(415,260)	(261,837)	—	(691,892)

Financial services pretax income	—	—	16,945	—	16,945

Total pretax loss	(14,795)	(415,260)	(244,892)	—	(674,947)
Income tax benefit	100	3,700	2,300	—	6,100
Equity in net loss of subsidiaries	(654,152)	—	—	654,152	—

Net loss	$(668,847)	$(411,560)	$(242,592)	$654,152	$(668,847)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Operations Nine Months Ended August 31, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$3,238,642	$1,107,304	$—	$4,345,946

Homebuilding:
Revenues	$—	$3,238,642	$1,096,600	$—	$4,335,242
Construction and land costs	—	(3,652,898)	(1,005,167)	—	(4,658,065)
Selling, general and administrative expenses	(86,607)	(364,705)	(144,659)	—	(595,971)
Goodwill impairment	(107,926)	—	—	—	(107,926)

Operating loss	(194,533)	(778,961)	(53,226)	—	(1,026,720)
Interest income	13,856	4,429	597	—	18,882
Loss on early redemption of debt	130,317	(111,229)	(32,078)	—	(12,990)
Equity in loss of unconsolidated joint ventures	—	(4,930)	(57,797)	—	(62,727)

Homebuilding pretax loss	(50,360)	(890,691)	(142,504)	—	(1,083,555)

Financial services pretax income	—	—	21,738	—	21,738

Loss from continuing operations before income taxes	(50,360)	(890,691)	(120,766)	—	(1,061,817)
Income tax benefit	19,900	352,100	47,700	—	419,700

Loss from continuing operations before equity in net income (loss) of subsidiaries	(30,460)	(538,591)	(73,066)	—	(642,117)
Income from discontinued operations, net of income taxes	—	—	485,356	—	485,356

Income (loss) before equity in net income (loss) of subsidiaries	(30,460)	(538,591)	412,290	—	(156,761)

Equity in net income (loss) of subsidiaries:
Continuing operations	(611,657)	—	—	611,657	—
Discontinued operations	485,356	—	—	(485,356)	—

Net income (loss)	$(156,761)	$(538,591)	$412,290	$126,301	$(156,761)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Operations Three Months Ended August 31, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$516,431	$165,179	$—	$681,610

Homebuilding:
Revenues	$—	$516,431	$162,684	$—	$679,115
Construction and land costs	—	(506,871)	(146,861)	—	(653,732)
Selling, general and administrative expenses	(22,035)	(79,750)	(31,426)	—	(133,211)

Operating loss	(22,035)	(70,190)	(15,603)	—	(107,828)
Interest income	6,234	337	115	—	6,686
Loss on early redemption of debt	2,480	(5,914)	(6,954)	—	(10,388)
Equity in loss of unconsolidated joint ventures	—	(2,471)	(43,732)	—	(46,203)

Homebuilding pretax loss	(13,321)	(78,238)	(66,174)	—	(157,733)

Financial services pretax income	—	—	5,988	—	5,988

Total pretax loss	(13,321)	(78,238)	(60,186)	—	(151,745)
Income tax benefit	600	3,300	3,100	—	7,000
Equity in net loss of subsidiaries	(132,024)	—	—	132,024	—

Net loss	$(144,745)	$(74,938)	$(57,086)	$132,024	$(144,745)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Operations Three Months Ended August 31, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,129,929	$413,971	$—	$1,543,900

Homebuilding:
Revenues	$—	$1,129,929	$410,678	$—	$1,540,607
Construction and land costs	—	(1,607,808)	(394,573)	—	(2,002,381)
Selling, general and administrative expenses	(27,873)	(120,839)	(48,452)	—	(197,164)
Goodwill impairment	(107,926)	—	—	—	(107,926)

Operating loss	(135,799)	(598,718)	(32,347)	—	(766,864)
Interest income	6,850	1,590	174	—	8,614
Loss on early redemption of debt	33,586	(32,364)	(14,212)	—	(12,990)
Equity in loss of unconsolidated joint ventures	—	(6,543)	(14,484)	—	(21,027)

Homebuilding pretax loss	(95,363)	(636,035)	(60,869)	—	(792,267)

Financial services pretax income	—	—	6,547	—	6,547

Loss from continuing operations before income taxes	(95,363)	(636,035)	(54,322)	—	(785,720)
Income tax benefit	37,300	248,600	21,200	—	307,100

Loss from continuing operations before equity in net income (loss) of subsidiaries	(58,063)	(387,435)	(33,122)	—	(478,620)
Income from discontinued operations, net of income taxes	—	—	443,008	—	443,008

Income (loss) before equity in net income (loss) of subsidiaries	(58,063)	(387,435)	409,886	—	(35,612)

Equity in net income (loss) of subsidiaries:
Continuing operations	(420,557)	—	—	420,557	—
Discontinued operations	443,008	—	—	(443,008)	—

Net income (loss)	$(35,612)	$(387,435)	$409,886	$(22,451)	$(35,612)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidating Balance Sheets
August 31, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$797,221	$27,945	$117,285	$—	$942,451
Receivables	27,322	137,426	23,564	—	188,312
Inventories	—	2,107,889	454,793	—	2,562,682
Other assets	356,091	208,441	61,694	—	626,226

	1,180,634	2,481,701	657,336	—	4,319,671

Financial services	—	—	58,274	—	58,274
Investments in subsidiaries	(89,304)	—	—	89,304	—

Total assets	$1,091,330	$2,481,701	$715,610	$89,304	$4,377,945

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$162,568	$872,550	$317,045	$—	$1,352,163
Mortgages and notes payable	1,844,968	32,394	—	—	1,877,362

	2,007,536	904,944	317,045	—	3,229,525

Financial services	—	—	14,650	—	14,650
Intercompany	(2,049,976)	1,653,551	396,425	—	—
Stockholders’ equity	1,133,770	(76,794)	(12,510)	89,304	1,133,770

Total liabilities and stockholders’ equity	$1,091,330	$2,481,701	$715,610	$89,304	$4,377,945

November 30, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$1,104,429	$71,519	$149,307	$—	$1,325,255
Receivables	126,531	151,089	18,119	—	295,739
Inventories	—	2,670,155	642,265	—	3,312,420
Other assets	405,306	219,146	103,698	—	728,150

	1,636,266	3,111,909	913,389	—	5,661,564

Financial services	—	—	44,392	—	44,392
Investments in subsidiaries	64,148	—	—	(64,148)	—

Total assets	$1,700,414	$3,111,909	$957,781	$(64,148)	$5,705,956

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$210,697	$1,130,047	$334,935	$—	$1,675,679
Mortgages and notes payable	2,142,654	19,140	—	—	2,161,794

	2,353,351	1,149,187	334,935	—	3,837,473

Financial services	—	—	17,796	—	17,796
Intercompany	(2,503,624)	1,962,722	540,902	—	—
Stockholders’ equity	1,850,687	—	64,148	(64,148)	1,850,687

Total liabilities and stockholders’ equity	$1,700,414	$3,111,909	$957,781	$(64,148)	$5,705,956

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Cash Flows Nine Months Ended August 31, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net loss	$(668,847)	$(411,560)	$(242,592)	$654,152	$(668,847)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	303,981	97,092	—	401,073
Goodwill impairment	24,570	—	—	—	24,570
Change in assets and liabilities:
Receivables	99,209	13,663	(3,840)	—	109,032
Inventories	—	149,701	80,606	—	230,307
Accounts payable, accrued expenses and other liabilities	(48,130)	(132,593)	(15,817)	—	(196,540)
Other, net	32,384	12,555	85,709	—	130,648

Net cash provided (used) by operating activities	(560,814)	(64,253)	1,158	654,152	30,243

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(1,821)	(59,643)	—	(61,464)
Sales (purchases) of property and equipment, net	5,869	(28)	283	—	6,124

Net cash provided (used) by investing activities	5,869	(1,849)	(59,360)	—	(55,340)

Cash flows from financing activities:
Redemption of senior subordinated notes	(305,814)	—	—	—	(305,814)
Payments on mortgages, land contracts and other loans	—	(3,066)	—	—	(3,066)
Payments of cash dividends	(58,102)	—	—	—	(58,102)
Other, net	4,554	—	—	—	4,554
Intercompany	607,099	25,594	21,459	(654,152)	—

Net cash provided (used) by financing activities	247,737	22,528	21,459	(654,152)	(362,428)

Net decrease in cash and cash equivalents	(307,208)	(43,574)	(36,743)	—	(387,525)
Cash and cash equivalents at beginning of period	1,104,429	71,519	167,794	—	1,343,742

Cash and cash equivalents at end of period	$797,221	$27,945	$131,051	$—	$956,217

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statements of Cash Flows Nine Months Ended August 31, 2007 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net loss	$(156,761)	$(538,591)	$(73,066)	$611,657	$(156,761)
Income from discontinued operations, net of income taxes	—	—	(47,252)	—	(47,252)
Gain on sale of discontinued operations, net of income taxes	(438,104)	—	—	—	(438,104)
Adjustments to reconcile net cash provided (used ) by operating activities:
Inventory impairments and land option contract abandonments	—	898,219	50,315	—	948,534
Goodwill impairment	107,926	—	—	—	107,926
Change in assets and liabilites:
Receivables	1,630	1,972	(6,809)	—	(3,207)
Inventories	—	(1,356)	206,577	—	205,221
Accounts payable, accrued expenses and other liabilities	(279,497)	(125,450)	(94,023)	—	(498,970)
Other, net	(175,105)	18,973	60,664	—	(95,468)

Net cash provided (used) by operating activities — continuing operations	(939,911)	253,767	96,406	611,657	21,919
Net cash provided by operating activities — discontinued operations	—	—	297,397	—	297,397

Net cash provided (used) by operating activities	(939,911)	253,767	393,803	611,657	319,316

Cash flows from investing activities:
Sale of discontinued operations, net of cash divested	739,764	—	—	—	739,764
Investments in unconsolidated joint ventures	—	(36,773)	(20,196)	—	(56,969)
Sales (purchases) of property and equipment, net	(338)	(3,577)	1,333	—	(2,582)

Net cash provided (used) by investing activities — continuing operations	739,426	(40,350)	(18,863)	—	680,213
Net cash used by investing activities — discontinued operations	—	—	(12,112)	—	(12,112)

Net cash provided (used) by investing activities	739,426	(40,350)	(30,975)	—	668,101

Cash flows from financing activities:
Redemption of term loan	(400,000)	—	—	—	(400,000)
Redemption of senior subordinated notes	(258,968)	—	—	—	(258,968)
Payments on mortgages, land contracts and other loans	—	(87,566)	(26,553)	—	(114,119)
Payments of cash dividends	(57,844)	—	—	—	(57,844)
Other, net	6,628	—	—	—	6,628
Intercompany	1,012,888	(238,005)	(163,226)	(611,657)	—

Net cash provided (used) by financing activities — continuing operations	302,704	(325,571)	(189,779)	(611,657)	(824,303)
Net cash used by financing activities — discontinued operations	—	—	(306,527)	—	(306,527)

Net cash provided (used) by financing activities	302,704	(325,571)	(496,306)	(611,657)	(1,130,830)

Net increase (decrease) in cash and cash equivalents	102,219	(112,154)	(133,478)	—	(143,413)
Cash and cash equivalents at beginning of period	447,221	150,829	206,132	—	804,182

Cash and cash equivalents at end of period	$549,440	$38,675	$72,654	$—	$660,769

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding operations and our financial services operations. Discontinued operations are comprised solely of our French construction operations, which we sold on July 10, 2007. The following table presents a summary of our results for the nine months and three months ended August 31, 2008 and 2007 (in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007
Revenues:
Homebuilding	$2,107,517	$4,335,242	$679,115	$1,540,607
Financial services	7,382	10,704	2,495	3,293

Total	$2,114,899	$4,345,946	$681,610	$1,543,900

Pretax income (loss):
Homebuilding	$(691,892)	$(1,083,555)	$(157,733)	$(792,267)
Financial services	16,945	21,738	5,988	6,547

Loss from continuing operations before income taxes	(674,947)	(1,061,817)	(151,745)	(785,720)
Income tax benefit	6,100	419,700	7,000	307,100

Loss from continuing operations	(668,847)	(642,117)	(144,745)	(478,620)
Income from discontinued operations, net of income taxes	—	47,252	—	4,904
Gain on sale of discontinued operations, net of income taxes	—	438,104	—	438,104

Net loss	$(668,847)	$(156,761)	$(144,745)	$(35,612)

Diluted earnings (loss) per share:
Continuing operations	$(8.63)	$(8.32)	$(1.87)	$(6.19)
Discontinued operations	—	6.29	—	5.73

Diluted loss per share	$(8.63)	$(2.03)	$(1.87)	$(.46)

During the first nine months of 2008, difficult operating conditions prevailed across most U.S. housing markets. The supply of unsold homes in the marketplace rose substantially, exacerbated by record-high foreclosures. Meanwhile, demand for new homes remained constrained by declining consumer confidence and tightening consumer mortgage lending standards. This protracted supply/demand imbalance intensified competition for sales throughout the period and produced relentless downward pressures on prices. These adverse conditions have now persisted to varying degrees since the second half of 2006 and their impact is reflected in our results for the three- and nine-month reporting periods ended August 31, 2008. In both periods, we experienced year-over-year declines in net orders, homes delivered and revenues across all of our homebuilding reporting segments. As a result, we reported net losses for both periods.
Our results for the third quarter and nine months ended August 31, 2008 were also affected by strategic actions we have taken in the past several quarters to reduce overhead, inventory investments, and our active community count in line with currently depressed housing market activity. In both periods, we operated from 38% fewer active communities than in the comparable periods of 2007. At August 31, 2008, our inventory of lots owned and controlled was down 36% from a year ago. Our workforce has been reduced 40% since the beginning of fiscal 2008. Our year-over-year results for the three months and nine months ended August 31, 2008 were also affected by targeted price reductions and sales incentives in certain communities, taken primarily in the first half of 2008, in response to competitive conditions or to facilitate our exit from specific project or product types. In the third quarter of 2008, our net orders fell compared to the year-earlier quarter as we implemented comprehensive community-by-community pricing strategies that resulted in greater pricing discipline and fewer price reductions and sales incentives; as we allowed certain communities to wind-down as backlog was delivered; and as we discontinued product in specific communities as part of a transition to more efficient, lower priced models.
Because of current market conditions and our strategic initiatives in response, we expect to report reduced year-over-year net orders, home deliveries and revenues for the balance of fiscal 2008. We also believe difficult market conditions will persist for the housing industry well into fiscal 2009. Against this backdrop, we took additional steps during the third quarter to streamline our organizational structure, consolidating some of our homebuilding divisions and further reducing our workforce. We believe these steps will produce tangible benefits in the form of lower selling, general and administrative expenses going forward, although one-time costs to implement these steps offset their immediate impact in the third quarter of 2008.
Our total revenues of $681.6 million for the three months ended August 31, 2008 decreased 56% from $1.54 billion for the three months ended August 31, 2007 due to lower housing and land sale revenues. Third quarter housing revenues of $668.3 million declined 56% from $1.53 billion in the year-earlier quarter, reflecting decreases in both the number of homes delivered and the average selling price. We delivered 2,788 homes in the third quarter of 2008, down 51% from the 5,699 homes we delivered in the year-earlier quarter. The overall average selling price of our homes decreased 10% to $239,700 in the third quarter of 2008 from $267,700 in the corresponding period of 2007. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. Included in our total revenues were financial services revenues of $2.5 million in the three months ended August 31, 2008 and $3.3 million in the three months ended August 31, 2007.
We incurred a net loss of $144.7 million, or $1.87 per diluted share, in the third quarter of 2008, including pretax, non-cash charges of $82.2 million for inventory and joint venture impairments. The inventory impairments resulted from increased housing supply and persistently poor demand, which amplified pricing pressures and diminished asset values in certain of our markets. Inventory values were also affected by the uncertain time frame of a housing market recovery. Of the total third quarter impairment charges, $7.4 million related to our West Coast segment, $53.7 million related to our Southwest segment and $21.1 million related to our Southeast segment. There were no impairment charges in our Central segment. Approximately 52% of the total third quarter impairment charges were associated with unconsolidated joint ventures. Overall, the current quarter’s total impairment charges were 88% lower than the total impairment and land option contract abandonment charges in the year-earlier quarter and 53% lower than such charges in the second quarter of 2008. Our inventory-related charges have decreased sequentially for the last four consecutive quarters. Our net loss in the third quarter of 2008 also included a charge of $58.1 million to record a valuation allowance against net deferred tax assets generated during the quarter in accordance with SFAS No. 109. In the third quarter of 2007, we generated an after-tax loss from continuing operations of $478.6 million, or $6.19 per diluted share, including pretax, non-cash charges of $690.1 million for inventory and joint venture impairments and the abandonment of land option contracts, and $107.9 million for goodwill impairments. Of the total impairment and land option contract abandonment charges in the third quarter of 2007, $364.6 million related to our West Coast segment, $196.6 million related to our Southwest segment, $14.9 million related to our Central segment and $114.0 million related to our Southeast segment. Our net loss of $35.6 million, or $.46 per diluted share, in the third quarter of 2007 reflected after-tax income of $443.0 million, or $5.73 per diluted share from our French discontinued operations, including the gain on sale from these operations.
Total revenues for the nine months ended August 31, 2008 were $2.11 billion, a decrease of 51% from $4.35 billion for the nine months ended August 31, 2007. Included in our total revenues were financial services revenues of $7.4 million in the nine months ended August 31, 2008 and $10.7 million in the nine months ended August 31, 2007. Our net loss for the first nine months of 2008 totaled $668.8 million, or $8.63 per diluted share, including pretax, non-cash charges of $482.7 million for inventory and joint venture impairments and the abandonment of land option contracts, and $24.6 million for goodwill impairment. The net loss also reflected a $257.0 million valuation allowance charge against net deferred tax assets to fully reserve the tax benefits generated from our pretax loss in the period in accordance with SFAS No. 109. For the nine months ended August 31, 2007, we reported a net loss of $156.8 million, or $2.03 per diluted share, including pretax, non-cash charges of $1.01 billion for inventory and joint venture impairments and land option contract abandonments, $107.9 million related to goodwill impairments, and after-tax income of $485.4 million, or $6.29 per diluted share, from the French discontinued operations, including the gain on sale from these operations.
Our backlog at August 31, 2008 consisted of 4,774 homes, representing projected future housing revenues of approximately $1.13 billion. These backlog measures declined 60% and 63%, respectively, from the 11,880 homes, representing approximately $3.07 billion in projected future housing revenues, at August 31, 2007. The decrease in backlog levels reflected the combined impact over the past several quarters of negative year-over-year net order results, lower average selling prices, and our strategic initiatives to reduce our inventory and active community counts to align with reduced housing market activity. Net orders generated from our homebuilding operations decreased 66% to 1,329 in the third quarter of 2008 from 3,907 net orders in the third quarter of 2007, with year-over-year declines experienced in each of our homebuilding reporting segments. The decrease in net orders reflected our reduced community counts compared to the year-earlier third quarter, as well as our decisions to reduce our use of price reductions and sales incentives as part of a comprehensive, community-by-community review of pricing strategies; to wind down certain communities as backlog is delivered; and to discontinue product in particular communities as part of a product transition strategy. Our cancellation rate based on gross orders continued to exhibit volatility, increasing to 51% in the third quarter of 2008 from 27% in the second quarter of 2008 and 50% in the third quarter of 2007. As a percentage of beginning backlog, however, the cancellation rate improved to 22% in the third quarter of 2008 from 33% in the second quarter of 2008 and 29% in the year-earlier quarter.
We continue to take steps to maintain a strong financial position and to align our operations with the significantly reduced market demand compared to the record levels of a few years ago. At August 31, 2008, our cash balance totaled $942.5 million compared to $1.33 billion at November 30, 2007. Our debt balance of $1.88 billion at August 31, 2008 decreased from $2.16 billion at November 30, 2007 due to our early redemption on July 14, 2008 of the $300 Million 7 3/4% Senior Subordinated Notes. As of August 31, 2008, our ratio of debt to total capital, net of cash, of 45.2% remained within our targeted range of 40-50%. Our liquidity, including the available capacity under our Credit Facility, was approximately $1.55 billion at August 31, 2008. We have reduced our inventory levels by 42% to $2.56 billion at August 31, 2008 from $4.42 billion at August 31, 2007, and ended the third quarter of 2008 with what we believe is an attractive, geographically diverse land portfolio of approximately 52,700 lots owned or controlled. We believe our solid financial position and present lot positions give us a distinct competitive advantage relative to other homebuilding companies and should allow us to capitalize on opportunities as housing markets stabilize.
HOMEBUILDING
We have grouped our homebuilding activities into four reporting segments, which we refer to as West Coast, Southwest, Central and Southeast. As of August 31, 2008, our homebuilding segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Georgia, North Carolina and South Carolina.
The following table presents a summary of selected financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007

Revenues:
Housing	$2,031,725	$4,196,487	$668,292	$1,525,863
Land	75,792	138,755	10,823	14,744

Total	2,107,517	4,335,242	679,115	1,540,607

Costs and expenses:
Construction and land costs
Housing	2,162,558	4,461,484	642,467	1,952,718
Land	159,655	196,581	11,265	49,663

Total	2,322,213	4,658,065	653,732	2,002,381
Selling, general and administrative expenses	379,914	595,971	133,211	197,164
Goodwill impairment	24,570	107,926	—	107,926

Total	2,726,697	5,361,962	786,943	2,307,471

Operating loss	$(619,180)	$(1,026,720)	$(107,828)	$(766,864)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007

Homes delivered	8,526	15,611	2,788	5,699
Average selling price	$238,300	$268,800	$239,700	$267,700
Housing gross margin	-6.4%	-6.3%	3.9%	-28.0%

Selling, general and administrative expenses as a percent of housing revenues	18.7%	14.2%	19.9%	12.9%

Operating loss as a percent of homebuilding revenues	-29.4%	-23.7%	-15.9%	-49.8%
The following tables present information by reporting segment and with respect to our unconsolidated joint ventures in terms of homes delivered to buyers, net orders taken and cancellation rates based on gross orders for the three-month and nine-month periods ended August 31, 2008 and 2007, together with backlog data in terms of homes and value at August 31, 2008 and 2007:

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2008	2007	2008	2007	2008	2007
West Coast	731	1,252	361	713	48%	57%
Southwest	425	1,133	282	604	37%	51%
Central	745	1,433	506	1,370	43%	47%
Southeast	887	1,881	180	1,220	74%	49%

Total	2,788	5,699	1,329	3,907	51%	50%

Unconsolidated joint ventures	45	13	39	79	57%	43%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2008	2007	2008	2007	2008	2007
West Coast	1,948	3,097	1,877	3,853	37%	37%
Southwest	1,699	3,379	1,228	3,149	33%	36%
Central	2,507	4,096	1,701	4,606	44%	42%
Southeast	2,372	5,039	2,172	5,308	42%	38%

Total	8,526	15,611	6,978	16,916	40%	38%

Unconsolidated joint ventures	194	32	218	273	38%	30%

	August 31,
			Backlog — Value
	Backlog — Homes		(In Thousands)
Segment	2008	2007	2008	2007
West Coast	1,119	2,371	$391,525	$1,042,194
Southwest	835	2,300	190,279	590,711
Central	1,205	3,565	230,154	599,400
Southeast	1,615	3,644	321,321	834,588

Total	4,774	11,880	$1,133,279	$3,066,893

Unconsolidated joint ventures	233	295	$136,918	$108,821

Revenues. Homebuilding revenues decreased by $861.5 million, or 56%, to $679.1 million in the quarter ended August 31, 2008, from $1.54 billion in the year-earlier quarter, due to a decline in housing and land sales revenues. Housing revenues for the quarter ended August 31, 2008 totaled $668.3 million, down $857.6 million, or 56%, from $1.53 billion in the year-earlier quarter, reflecting fewer homes delivered and a lower average selling price. We delivered 2,788 homes in the third quarter of 2008, down 51% from 5,699 homes delivered in the third quarter of 2007, with each of our homebuilding reporting segments posting a year-over-year decrease. The overall decline in homes delivered was largely due to the 38% decrease in the number of our active communities in the third quarter of 2008 compared to the year-earlier quarter. Over the past several quarters we have decreased community counts to better align our operations with reduced housing market activity. We anticipate our lower active community count will continue to reduce the number of homes we deliver and the amount of revenues we generate from our housing operations, measured on a year-over-year basis, for the remainder of 2008. Our average selling price was $239,700 for the three months ended August 31, 2008, a decrease of 10% from $267,700 in the year-earlier period. Persistent housing supply and demand imbalances in our markets, which were exacerbated by growing foreclosures, heightened competition from homebuilders and other sellers and intensified downward pricing pressures during the quarter. In addition, we introduced product at lower price points to address the ongoing affordability concerns of potential homebuyers. The largest year-over-year decrease was in our West Coast segment, where the average selling price was down 20% in the quarter ended August 31, 2008. Both the overall average selling price, and the average selling prices in each of our homebuilding reporting segments, were sequentially higher in the third quarter compared to the second quarter of 2008 due to differences in product mix. Nonetheless, we anticipate that our average selling price in 2008 will remain below year-earlier levels, given the challenging market conditions, increased foreclosures, tightening consumer lending requirements, affordability concerns among potential homebuyers, and our introduction and roll out of value-engineered product at lower price points as part of a product transition strategy.
Homebuilding revenues for the nine months ended August 31, 2008 decreased by $2.22 billion, or 51%, to $2.11 billion from $4.33 billion for the year-earlier period, due to lower housing and land sale revenues. Housing revenues for the nine months ended August 31, 2008 totaled $2.03 billion, down 52% from $4.20 billion in the year-earlier period, reflecting a 45% decrease in the number of homes delivered and an 11% decrease in our average selling price. Company-wide homes delivered decreased to 8,526 in the first nine months of 2008 from 15,611 in the first nine months of 2007 primarily due to our reduced number of active communities. Our average selling price decreased to $238,300 in the first nine months of 2008 from $268,800 in the corresponding period of 2007 as a result of downward pricing pressures driven by difficult market conditions, intense competition and the roll out of more affordable product.
Revenues from land sales totaled $10.8 million for the three months ended August 31, 2008 and $14.7 million for the three months ended August 31, 2007. For the nine months ended August 31, 2008, revenues from land sales totaled $75.8 million compared to $138.8 million for the nine months ended August 31, 2007. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in the markets we serve and prevailing market conditions. Land sale revenues were more significant in the three-month and nine-month periods ended August 31, 2007 compared to the corresponding 2008 periods because we sold more land in 2007 as part of our strategic efforts to realign our land inventories with future sales expectations.

Operating loss. Our homebuilding operations recorded operating losses of $107.8 million in the three months ended August 31, 2008 and $766.9 million in the three months ended August 31, 2007 due to losses from both housing operations and land sales. The 2008 third quarter operating loss represented 15.9% of homebuilding revenues; in the year-earlier quarter, the operating loss represented 49.8% of homebuilding revenues. Within our homebuilding operations, the 2008 third quarter operating loss was largely the result of pretax, non-cash charges of $38.5 million for inventory impairments, continued pressure on margins in light of highly competitive market conditions, and high overhead costs relative to the volume of homes delivered. The inventory impairment charges in the third quarter of 2008 reflected the impact of increased housing supply and persistently poor demand, which increased pricing pressure and decreased asset values in certain markets. In the third quarter of 2007, the operating loss within housing operations was primarily due to pretax, non-cash inventory impairment and land option contract abandonment charges of $639.0 million, which were driven by similar housing market supply and demand factors. Our housing gross margin, including inventory-related non-cash charges, improved to 3.9% in the third quarter of 2008 from a negative 28.0% in the third quarter of 2007. Excluding the inventory-related non-cash charges, our housing gross margin would have been 9.6% in the third quarter of 2008 and 13.9% in the third quarter of 2007.
Company-wide land sales produced a loss of $.4 million in the three months ended August 31, 2008, including $.6 million of impairment charges related to planned future land sales. In the three months ended August 31, 2007, land sales generated a loss of $34.9 million, which included $34.0 million of similar impairment charges.
Selling, general and administrative expenses decreased by $64.0 million, or 32%, to $133.2 million in the three months ended August 31, 2008 from $197.2 million in the corresponding 2007 period. The decrease reflected our ongoing efforts to rescale the size of our operations to the lower volume of homes we are delivering and our future sales expectations. Due to continued deterioration in housing market conditions, we took aggressive actions during the third quarter of 2008 to further streamline our organizational structure by consolidating certain homebuilding operations and reducing our workforce. The potential benefit of these actions in reducing our selling, general and administrative expenses is not reflected in our third quarter results due to the costs incurred to implement them. As a percentage of housing revenues, selling, general and administrative expenses increased to 19.9% in the third quarter of 2008 from 12.9% in the year-earlier period, largely due to the substantial year-over-year decrease in our homebuilding revenues, which has outpaced our significant overhead reductions. Despite our intentions to continue to reduce our selling, general and administrative expenses, we expect the ratio of these expenses to housing revenues to remain above 2007 levels for the balance of the year.
Our homebuilding operations generated operating losses of $619.2 million for the first nine months of 2008 and $1.03 billion for the first nine months of 2007, reflecting losses from both housing operations and land sales. As a percentage of homebuilding revenues, the operating loss was 29.4% in the first nine months of 2008 compared to 23.7% in the first nine months of 2007, reflecting a slight decrease in our housing gross margin to negative 6.4% from negative 6.3% and an increase in our selling, general and administrative expenses as a percent of housing revenues. Our housing gross margin for the nine months ended August 31, 2008 was adversely impacted by pretax, non-cash charges of $315.9 million for inventory impairments and land option contract abandonments, lower average selling prices and our use of price reductions and sales incentives, primarily in the first half of 2008, in response to competitive conditions or to facilitate strategic project or product exits. In the nine months ended August 31, 2007, the housing gross margin reflected $889.0 million of inventory impairment and land option contract abandonment charges. Company-wide land sales generated a loss of $83.9 million in the first nine months of 2008, including $85.2 million of impairment charges related to future land sales. In the first nine months of 2007, land sales produced losses of $57.8 million, including $59.6 million of similar impairment charges.
Selling, general and administrative expenses decreased by $216.1 million, or 36%, to $379.9 million in the nine months ended August 31, 2008 from $596.0 million in the corresponding period of 2007, reflecting our cost reduction efforts. As a percentage of housing revenues, selling, general and administrative expenses rose to 18.7% in the first nine months of 2008 from 14.2% in the year-earlier period, primarily due to the fact that our expense reductions were outpaced by the significant year-over-year decline in housing revenues, as well as the cost of implementing these reductions.
Goodwill impairment. We have recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, we test goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the quarters ended May 31, 2008 and August 31, 2007, we determined that it was necessary to evaluate goodwill for impairment due to deteriorating conditions in certain housing markets and the significant inventory impairments we identified and recognized during the quarters in accordance with SFAS No. 144. We evaluate goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. In accordance with SFAS No. 142, we have determined that our reporting units are the same as our reporting segments. Accordingly, we have four homebuilding reporting units (West Coast, Southwest, Central and Southeast) and one financial services reporting unit.
Based on the results of our impairment evaluation performed in the quarter ended May 31, 2008, we recorded an impairment charge of $24.6 million in that quarter related to our Central reporting segment, where all of the goodwill previously recorded was determined to be impaired. Based on the results of our impairment evaluation in the third quarter of 2007, we recorded an impairment charge of $107.9 million in that quarter related to our Southwest reporting segment, where all of the goodwill previously recorded was determined to be impaired. The goodwill impairment charges in 2008 and 2007 were recorded at our corporate level because all goodwill is carried at that level.
The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. To the extent additional information arises, market conditions change or our strategies change, it is possible that our conclusion regarding whether existing goodwill in our Southeast reporting unit is impaired could change and result in a material effect on our consolidated financial position or results of operations.
Interest Income. Interest income totaled $6.7 million in the third quarter of 2008 and $8.6 million in the third quarter of 2007. For the first nine months of 2008, interest income totaled $29.2 million compared to $18.9 million in the first nine months of 2007. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable as well as fluctuations in interest rates. The increase in interest income for the nine-month period ended August 31, 2008 compared to the year-earlier period reflected a substantial increase in short-term investments due to the higher level of cash on our balance sheet stemming from the July 2007 sale of our French discontinued operations and other assets, the cash generated from our operations, and our reduction in land purchases.
Loss on Early Redemption of Debt. On July 14, 2008, we redeemed the $300 Million 7 3/4% Senior Subordinated Notes at a price of 101.938% of the principal amount plus accrued interest to the date of redemption. We incurred a loss of $7.1 million in the third quarter of 2008 related to the early redemption of debt, as a result of the call premium and the unamortized original issue discount. On August 28, 2008, we entered into the Fifth Amendment to our Credit Facility, which reduced the aggregate commitment under the Credit Facility from $1.30 billion to $800.0 million. In light of the reduction in the aggregate commitment, we wrote off $3.3 million of unamortized fees associated with the Credit Facility during the third quarter of 2008.
On July 27, 2007, we redeemed all $250.0 million of our 9 1/2% senior subordinated notes due in 2011 at a price of 103.167% of the principal amount of the notes, plus accrued interest to the date of redemption. In addition, on July 31, 2007, we repaid in full an unsecured $400.0 million term loan, together with accrued interest to the date of repayment. The unsecured $400.0 million term loan was scheduled to mature on April 11, 2011. We incurred a loss of $13.0 million in the third quarter of 2007 related to the early redemption of debt, mainly due to the call premium on the senior subordinated notes and the write-off of unamortized debt issuance costs.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $46.2 million in the three months ended August 31, 2008 and $21.0 million in the three months ended August 31, 2007. Our equity in loss of unconsolidated joint ventures included pretax, non-cash charges of $43.1 million in the three months ended August 31, 2008 and $17.1 million in the three months ended August 31, 2007 to recognize the impairment of certain unconsolidated joint venture investments. Our unconsolidated joint ventures recorded combined revenues of $29.9 million in the third quarter of 2008 compared to $218.9 million in the corresponding period of 2007. For the nine months ended August 31, 2008, our equity in loss of unconsolidated joint ventures totaled $91.6 million compared to $62.7 million for the same period of 2007. These amounts included pretax, non-cash charges of $81.6 million in the nine months ended August 31, 2008 and $58.4 million in the nine months ended August 31, 2007 to recognize the impairment of certain unconsolidated joint venture investments. Combined revenues from these unconsolidated joint ventures totaled $85.2 million in the first nine months of 2008 and $262.8 million in the first nine months of 2007. The year-over-year decrease in combined revenues from unconsolidated joint ventures for the three months and nine months ended August 31, 2008 reflected the inclusion of $209.2 million of land sale revenues from an unconsolidated joint venture in the year-earlier periods. Activities performed by our unconsolidated joint ventures generally include buying, developing and selling land, and, in some cases building and delivering homes. Unconsolidated joint ventures generated combined losses of $28.0 million in the third quarter of 2008 and combined income of $6.1 million in the corresponding period of 2007. In the first nine months of 2008 and 2007, unconsolidated joint ventures generated combined losses of $145.6 million and $30.6 million, respectively.
HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007
West Coast:
Revenues	$700,301	$1,475,662	$259,362	$553,366
Construction and land costs	(794,169)	(1,863,961)	(238,564)	(850,789)
Selling, general and administrative expenses	(88,761)	(148,735)	(32,620)	(52,422)

Operating loss	(182,629)	(537,034)	(11,822)	(349,845)
Other, net	(8,826)	4,232	(6,198)	(1,241)

Pretax loss	$(191,455)	$(532,802)	$(18,020)	$(351,086)

Southwest:
Revenues	$459,672	$963,930	$95,471	$292,232
Construction and land costs	(566,094)	(1,019,101)	(126,402)	(436,825)
Selling, general and administrative expenses	(54,109)	(90,732)	(16,693)	(27,696)

Operating loss	(160,531)	(145,903)	(47,624)	(172,289)
Other, net	(26,103)	(4,453)	(20,929)	(7,641)

Pretax loss	$(186,634)	$(150,356)	$(68,553)	$(179,930)

Central:
Revenues	$442,650	$703,456	$142,175	$254,116
Construction and land costs	(409,674)	(633,791)	(123,513)	(232,717)
Selling, general and administrative expenses	(72,790)	(114,242)	(23,465)	(37,400)

Operating loss	(39,814)	(44,577)	(4,803)	(16,001)
Other, net	(9,036)	(5,704)	(2,267)	(875)

Pretax loss	$(48,850)	$(50,281)	$(7,070)	$(16,876)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007
Southeast:
Revenues	$504,894	$1,192,194	$182,107	$440,893
Construction and land costs	(543,724)	(1,133,549)	(161,791)	(478,163)
Selling, general and administrative expenses	(92,159)	(150,025)	(34,492)	(52,025)

Operating loss	(130,989)	(91,380)	(14,176)	(89,295)
Other, net	(54,794)	(53,565)	(26,715)	(16,793)

Pretax loss	$(185,783)	$(144,945)	$(40,891)	$(106,088)

West Coast — Our West Coast segment generated total revenues of $259.4 million in the three months ended August 31, 2008, down 53% from $553.4 million in the year-earlier period due to decreases in housing and land sale revenues. Third quarter 2008 housing revenues declined 53% to $258.6 million from $553.4 million in the third quarter of 2007, due to a 42% decrease in homes delivered and a 20% decrease in the average selling price. We delivered 731 homes at an average selling price of $353,800 in the quarter ended August 31, 2008 compared to 1,252 homes delivered at an average selling price of $442,000 in the year-earlier quarter. The lower number of homes delivered was largely due to a 33% year-over-year decrease in our active communities in the segment. The lower average selling price in the third quarter of 2008 was driven by downward pricing pressure from increased foreclosures and weakening demand, as well as our efforts to roll out more affordable products. Our West Coast segment had land sale revenues of $.8 million in the third quarter of 2008. In the year-earlier quarter the segment had no land sale revenues.
Our West Coast segment recorded pretax losses of $18.0 million in the three months ended August 31, 2008 and $351.1 million in the year-earlier period. Pretax results improved in the third quarter of 2008 compared to the year-earlier period due to decreased inventory-related charges and lower selling, general and administrative expenses. The segment’s inventory impairment charges totaled $1.8 million in the third quarter of 2008, down from impairment and land option contact abandonment charges of $364.6 million in the third quarter of 2007. The gross margin in this segment improved to 8.0% in the third quarter of 2008 from negative 53.7% in the year-earlier quarter, reflecting a decrease in inventory-related charges as a percent of revenues, partly offset by a decrease in the average selling prices. Selling, general and administrative expenses in our West Coast segment decreased by $19.8 million, or 38%, to $32.6 million in the three months ended August 31, 2008 from $52.4 million in the year-earlier period, reflecting the steps we have taken to align our business operations in the segment with reduced housing market activity. Included in other, net expenses are unconsolidated joint venture impairments of $5.6 million in the third quarter of 2008. There were no unconsolidated joint venture impairments in the third quarter of 2007.
For the nine months ended August 31, 2008, our West Coast segment generated total revenues of $700.3 million, a decrease of 53% from $1.48 billion in the year-earlier period, reflecting lower housing and land sale revenues. Housing revenues from our West Coast segment totaled $699.5 million, down from $1.42 billion in the year-earlier period due to a 37% decrease in homes delivered and a 22% decrease in the average selling price. Homes delivered in this segment decreased to 1,948 in the nine months ended August 31, 2008 from 3,097 in the year-earlier period mainly due to a 35% year-over-year reduction in our active communities. The average selling price fell to $359,100 in the first nine months of 2008 from $459,100 in the year-earlier period due to greater use of targeted sales price reductions and sales incentives in the first half of 2008, in response to highly competitive conditions and weak demand, as well as our efforts to introduce more affordable product. Our West Coast segment had land sale revenues of $.8 million in the nine months ended August 31, 2008 and $53.8 million in the nine months ended August 31, 2007.
Our West Coast segment posted pretax losses of $191.5 million for the nine months ended August 31, 2008 and $532.8 million in the year-earlier period. Pretax results improved in the first nine months of 2008 compared to the year-earlier period due to decreased inventory impairment and land option contract abandonment charges and lower selling, general and administrative expenses. Inventory impairment and land option contract abandonment charges in this segment totaled $144.0 million in the first nine months of 2008 and $574.5 million in the first nine months of 2007. As a percentage of revenues, these charges were 21% in 2008 and 39% in 2007. The gross margin in our West Coast segment was negative 13.4% for the nine months ended August 31, 2008 compared to negative 26.3% in the year-earlier period, reflecting a decrease in inventory-related charges as a percent of revenues, partly offset by lower average selling prices and greater use of targeted sales price reductions and sales incentives, primarily in the first half of 2008. Selling, general and administrative expenses in our West Coast segment decreased by $59.9 million, or 40%, to $88.8 million in the first nine months of 2008 from $148.7 million in the year-earlier period due to our actions to align overhead with a reduced volume of homes delivered and our future sales expectations. Included in other, net expenses are unconsolidated joint venture impairments of $13.8 million for the nine months ended August 31, 2008 and $3.7 million in the year-earlier period.
Southwest — Total revenues from our Southwest segment decreased 67% to $95.5 million in the third quarter of 2008 from $292.2 million in the year-earlier period due to declines in housing and land sale revenues. Housing revenues from our Southwest segment fell 67% to $95.5 million in the three months ended August 31, 2008 from $291.1 million in the year-earlier period, due to a 62% decrease in homes delivered and a 13% decrease in the average selling price. Homes delivered in this segment decreased to 425 in the third quarter of 2008 from 1,133 in the year-earlier quarter largely due to a 40% year-over-year decrease in our active communities. The average selling price declined to $224,600 in the three months ended August 31, 2008 from $256,900 in the three months ended August 31, 2007 due to pricing pressures driven by an excess supply of new and resale homes, rising foreclosures and lower demand. The Southwest segment had no land sales in the third quarter of 2008. In the year-earlier quarter, the segment had land sale revenues of $1.1 million.
Our Southwest segment generated pretax losses of $68.6 million in the quarter ended August 31, 2008 and $179.9 million in the year-earlier quarter. The improved pretax result reflected an improved gross margin and lower selling, general and administrative expenses. The gross margin in the Southwest segment improved to negative 32.4% in the third quarter of 2008 from negative 49.5% in the third quarter of 2007, mainly due to a decrease in inventory-related charges. Inventory impairment charges decreased to $37.3 million in the third quarter of 2008 compared to inventory impairment and land option contract abandonment charges of $193.2 million in the year-earlier quarter. Selling, general and administrative expenses decreased by $11.0 million, or 40%, to $16.7 million in the quarter ended August 31, 2008 from $27.7 million in the year-earlier quarter, reflecting the impact of our initiatives to reduce the size of our business in line with reduced housing market activity in this segment. Included in other, net expenses are unconsolidated joint venture impairments of $16.4 million for the three months ended August 31, 2008 and $3.4 million of joint venture impairments in the year-earlier quarter.
For the first nine months of 2008, our Southwest segment generated total revenues of $459.7 million, down 52% from $963.9 million in the year-earlier period, mainly due to a decrease in housing revenues. In the nine months ended August 31, 2008, housing revenues from the segment declined 56% to $397.0 million from $905.4 million in the nine months ended August 31, 2007, reflecting a 50% decrease in homes delivered and a 13% decrease in the average selling price. We delivered 1,699 homes at an average selling price of $233,700 in the nine months ended August 31, 2008 compared to 3,379 homes at an average selling price of $267,900 in the year-earlier period. The lower number of homes delivered was mainly due to a 30% year-over-year decrease in the number of our active communities in the segment. The lower average selling price reflected highly competitive conditions in this segment stemming from the persistent imbalance in housing supply and demand. The Southwest segment’s total revenues included land sale revenues of $62.6 million in the first nine months of 2008 and $58.5 million in the first nine months of 2007.
Our Southwest segment posted pretax losses of $186.6 million for the nine months ended August 31, 2008 and $150.4 million for the nine months ended August 31, 2007. The increased pretax loss in 2008 reflected a lower gross margin, partly offset by a decrease in selling, general and administrative expenses. The segment’s gross margin declined to negative 23.2% in the first nine months of 2008 from negative 5.7% in the first nine months of 2007, mainly due to increased inventory-related impairment charges as a percentage of revenues. Inventory impairment charges totaled $140.4 million in the first nine months of 2008, compared to inventory impairment and land option contact abandonment charges of $222.7 million in the first nine months of 2007. As a percentage of revenues, these charges were 31% in the first nine months of 2008 and 23% in the year-earlier period. Selling, general and administrative expenses were $54.1 million in the nine months ended August 31, 2008, down by $36.6 million, or 40%, from $90.7 million in the year-earlier period, largely as a result of our cost reduction efforts. Included in other, net expenses are unconsolidated joint venture impairments of $21.3 million for the nine months ended August 31, 2008 and $3.4 million for the year-earlier period.
Central — Our Central segment posted total revenues of $142.2 million in the three months ended August 31, 2008, down 44% from $254.1 million in the year-earlier period, primarily due to a decrease in housing revenues. Third quarter housing revenues from our Central segment declined 47% to $134.7 million from $252.2 million in the third quarter of 2007, due to a 48% decrease in homes delivered partly offset by a 3%

increase in the average selling price. We delivered 745 homes at an average price of $180,900 in the quarter ended August 31, 2008, compared to 1,433 homes delivered at an average price of $176,000 in the year-earlier quarter. The decrease in homes delivered was principally due to a 41% year-over-year decrease in the number of active communities from which we operated. The average selling price increased mainly due to a change in product mix. The Central segment’s total revenues included land sale revenues of $7.4 million in the third quarter of 2008 and $1.9 million in the third quarter of 2007.
Our Central segment posted pretax losses of $7.1 million in the third quarter of 2008 and $16.9 million in the year-earlier quarter. The lower pretax loss in the third quarter of 2008 was mainly due to increased gross profits that resulted primarily from a decrease in inventory-related charges. The Central segment’s gross margin increased to 13.1% in the third quarter of 2008 from 8.4% in the third quarter of 2007. There were no inventory-related charges in the Central segment in the third quarter of 2008, compared to $14.9 million in the third quarter of 2007. Selling, general and administrative expenses improved to $23.5 million in the third quarter of 2008 from $37.4 million in the year-earlier quarter due to our actions taken to reduce overhead.
For the nine months ended August 31, 2008, our Central segment generated total revenues of $442.7 million, a decrease of 37% from $703.5 million in the year-earlier period, mainly due to lower housing revenues. Housing revenues from the segment totaled $434.4 million in the first nine months of 2008, down from $695.0 million in the corresponding period of 2007, reflecting a 39% decrease in homes delivered, partly offset by a 2% increase in the average selling price. Homes delivered decreased to 2,507 in the nine months ended August 31, 2008 from 4,096 in the year-earlier period mainly due to a 35% year-over-year reduction in the number of active communities from which we operated. The average selling price increased to $173,300 in the first nine months of 2008 from $169,700 in the year-earlier period due to a change in product mix. The Central segment’s total revenues included land sale revenues of $8.3 million in the first nine months of 2008 and $8.5 million in the first nine months of 2007.
Our Central segment posted a pretax loss of $48.9 million for the nine months ended August 31, 2008 and $50.3 million for the year-earlier period. The segment’s gross margin decreased to 7.4% in the first nine months of 2008 from 9.9% in the first nine months of 2007. Inventory impairment and land option contract abandonment charges totaled $20.5 million in the 2008 period compared to $24.4 million in the year-earlier period. Selling, general and administrative expenses were $72.8 million in the nine months ended August 31, 2008, down by $41.4 million, or 36%, from $114.2 million in the year-earlier period, reflecting our efforts to calibrate our operations in the segment with reduced housing market activity.
Southeast — In the third quarter of 2008, our Southeast segment generated total revenues of $182.1 million, a decline of 59% from $440.9 million in the third quarter of 2007, primarily due to a decrease in housing revenues. Third quarter 2008 housing revenues fell 58% to $179.5 million from $429.2 million in the corresponding quarter of 2007, reflecting a 53% decrease in homes delivered and an 11% decrease in the average selling price. We delivered 887 homes at an average selling price of $202,300 in the quarter ended August 31, 2008 compared to 1,881 homes delivered at an average selling price of $228,200 in the year-earlier quarter. The decrease in the number of homes delivered was primarily due to a 36% year-over-year reduction in the number of our active communities in the segment. The lower average selling price reflected increased pricing pressure driven by highly competitive conditions and rising foreclosures. The Southeast segment’s total revenues included land sale revenues of $2.6 million in the third quarter of 2008 and $11.7 million in the third quarter of 2007.
Our Southeast segment generated pretax losses of $40.9 million in the three months ended August 31, 2008 and $106.1 million in the three months ended August 31, 2007. These improved pretax results primarily reflected a substantial improvement in the gross margin, which increased to 11.2% in 2008 from negative 8.5% in 2007, largely due to the absence of inventory impairment and land option contract abandonment charges in the 2008 period. In the three months ended August 31, 2007, inventory impairment and land option contract abandonment charges totaled $100.2 million. Selling, general and administrative expenses decreased by $17.5 million, or 34%, to $34.5 million in the third quarter of 2008 from $52.0 million in the third quarter of 2007 due to our actions to reduce overhead. Included in other, net expenses are unconsolidated joint venture impairments of $21.1 million for the three months ended August 31, 2008 and $13.8 million for the year-earlier quarter.
In the nine months ended August 31, 2008, our Southeast segment generated total revenues of $504.9 million, down 58% from $1.19 billion in the year-earlier period, mainly due to lower housing revenues. The segment’s housing revenues for the first nine months of 2008 totaled $500.8 million, a decrease of 57% from $1.17 billion in the corresponding period of 2007, reflecting a 53% decrease in homes delivered and a 9% decrease in the average selling price. Homes delivered decreased to 2,372 in the nine months ended August 31, 2008 from 5,039 in the year-earlier period mainly due to a 46% year-over-year reduction in our active communities in the segment. The average selling price in the segment decreased to $211,100 in the first nine months of 2008 from $233,000 in the year-earlier period due to highly competitive selling conditions. Our Southeast segment’s total revenues included land sale revenues of $4.1 million in the first nine months of 2008 and $18.0 million in the first nine months of 2007.
Our Southeast segment generated pretax losses of $185.8 million in the nine months ended August 31, 2008 and $144.9 million in the year-earlier period. The increased loss reflected a substantial decline in the gross margin, partly offset by a decrease in selling, general and administrative expenses. The segment’s gross margin declined to negative 7.7% in the first nine months of 2008 from 4.9% in the first nine months of 2007, reflecting the impact of lower average selling prices and an increase in inventory-related charges as a percentage of revenues. Inventory impairment and land option contract abandonment charges totaled $96.2 million in the nine months ended August 31, 2008 and $126.9 million in the corresponding period of 2007. As a percentage of revenues, these charges totaled 19% in the first nine months of 2008 and 11% in the first nine months of 2007. Selling, general and administrative expenses decreased by $57.8 million, or 39%, to $92.2 million in the first nine months of 2008 from $150.0 million in the first nine months of 2007 due to our efforts to reduce operations in line with lower housing market activity. Other, net expenses of $54.8 million in the nine months ended August 31, 2008 included $43.9 million of impairment charges related to this segment’s unconsolidated joint venture investments. In the nine months ended August 31, 2007, other, net expenses of $53.6 million included impairment charges of $50.7 million associated with unconsolidated joint venture investments in this segment.
FINANCIAL SERVICES
Our financial services segment provides title and insurance services to our homebuyers and provided escrow coordination services until the second quarter of 2007, when we terminated the escrow coordination business. The segment also provides mortgage banking services to our homebuyers indirectly through Countrywide KB Home Loans. We and CWB Venture Management Corporation, a subsidiary of Countrywide Financial Corporation, each have a 50% ownership interest in Countrywide KB Home Loans, with CWB Venture Management Corporation providing management oversight of the joint venture’s operations. On July 1, 2008, Bank of America Corporation completed its purchase of Countrywide Financial Corporation. On October 1, 2008, Bank of America, N.A. purchased 100% of the stock of CWB Venture Management Corporation. Accordingly, as of October 1, 2008, Countrywide KB Home Loans and CWB Venture Management Corporation are operating subsidiaries of Bank of America, N.A. At this time, we do not believe that these transactions will have a material effect on the joint venture’s activities. Countrywide KB Home Loans is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.
The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2008	2007	2008	2007

Revenues	$7,382	$10,704	$2,495	$3,293
Expenses	(3,317)	(3,524)	(1,085)	(1,113)
Equity in income of unconsolidated joint venture	12,880	14,558	4,578	4,367

Pretax income	$16,945	$21,738	$5,988	$6,547

Total originations (a):
Loans	7,010	10,618	2,215	4,123
Principal	$1,454,475	$2,534,341	$464,734	$987,184
Retention rate	79%	69%	80%	73%

Loans sold to third parties (a):
Loans	8,045	11,461	2,277	4,039
Principal	$1,683,551	$2,747,379	$475,524	$965,237

(a)	Loan originations and sales are within Countrywide KB Home Loans.
Revenues. In the three-month and nine-month periods ended August 31, 2008 and 2007, our financial services operations generated revenues primarily from the following sources: interest income; title services; and insurance commissions. In the three months and nine months ended August 31, 2007, financial services revenues also included escrow coordination fees. Financial services revenues totaled $2.5 million in the third quarter of 2008 and $3.3 million in the third quarter of 2007. In the first nine months of 2008, financial services revenues totaled $7.4 million compared to $10.7 million in the corresponding year-earlier period. The decrease in financial services revenues in the three-month and nine-month periods ended August 31, 2008 compared to the corresponding year-earlier periods resulted from lower revenues from title and insurance services, reflecting fewer homes delivered from our homebuilding operations, and the elimination of escrow coordination fee revenues due to the termination of our escrow coordination business in the second quarter of 2007.
Expenses. General and administrative expenses totaled $1.1 million in each of the third quarters of 2008 and 2007. In the first nine months of 2008, general and administrative expenses totaled $3.3 million compared to $3.5 million in the year-earlier period. The year-over-year decrease in general and administrative expenses in the first nine months of 2008 was primarily due to the termination of the escrow coordination business in the second quarter of 2007.
Equity in Income of Unconsolidated Joint Venture. Equity in income of unconsolidated joint venture relates to our 50% interest in Countrywide KB Home Loans and totaled $4.6 million for the three months ended August 31, 2008 and $4.4 million for the three months ended August 31, 2007. For the nine months ended August 31, 2008, equity in income of unconsolidated joint venture totaled $12.9 million compared to $14.6 million for the nine months ended August 31, 2007. The equity in income of unconsolidated joint venture reflects Countrywide KB Home Loans’ adoption of SAB No. 109 and SFAS No. 159 in 2008. SAB No. 109 revises and rescinds portions of SAB No. 105 and expresses the current view of the SEC that, consistent with the guidance in SFAS No. 156 and SFAS No. 159, the expected net future cash flows related to the associated servicing of loans should be included in the measurement of the fair value of all written loan commitments that are accounted for at fair value through earnings. SFAS No. 159 permits entities to choose to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Under SFAS No. 159, Countrywide KB Home Loans elected the fair value option for residential mortgage loans held for sale that were originated subsequent to February 29, 2008. As a result of Countrywide KB Home Loans’ adoption of these accounting pronouncements, our equity in income of unconsolidated joint venture of the financial services segment increased by $2.1 million in 2008.
Countrywide KB Home Loans originated 2,215 loans in the third quarter of 2008 compared to 4,123 loans in the year-earlier quarter. In the first nine months of 2008, Countrywide KB Home Loans originated 7,010 loans, down from 10,618 loans originated in the year-earlier period. The year-over-year decrease in loan originations for the three-month and nine-month periods reflected the impact of fewer homes delivered from our homebuilding operations, partly offset by an increase in Countrywide KB Home Loans’ retention rate (the percentage of our homebuyers using Countrywide KB Home Loans as a loan originator). Countrywide KB Home Loans’ retention rate for the three months ended August 31, 2008 increased by 7 percentage points to 80%, compared to 73% for the year-earlier quarter. For the nine months ended August 31, 2008, the retention rate increased by 10 percentage points to 79%, compared to 69% for the year-earlier period. The higher retention rates primarily reflected the diminished availability of alternative consumer mortgage lenders in the marketplace.
INCOME TAXES
Our income tax benefit from continuing operations totaled $7.0 million in the third quarter of 2008, compared to $307.1 million in the third quarter of 2007. These amounts represented effective income tax rates from continuing operations of 4.6% in the third quarter of 2008 and 39.1% in the third quarter of 2007. For the first nine months of 2008, our income tax benefit from continuing operations totaled $6.1 million compared to $419.7 million for the nine months ended August 31, 2007. These amounts represented effective income tax rates from continuing operations of .9% for the nine months ended August 31, 2008 and 39.5% for the nine months ended August 31, 2007. The significant year-over-year change in our effective tax rate for the three months and nine months ended August 31, 2008 resulted primarily from the disallowance of tax benefits related to our current year losses as a result of a full valuation allowance, and the recognition of a liability for unrecognized tax benefits. In the three months and nine months ended August 31, 2008, we recorded valuation allowances of $58.1 million and $257.0 million, respectively. In accordance with SFAS No. 109, we were unable to record deferred tax benefits that would have reduced our net losses in the three months and nine months ended August 31, 2008 due to the uncertainty of realizing such deferred tax assets. Including the valuation allowances for net deferred tax assets recorded in 2008, we have $779.9 million of net deferred tax assets fully reserved as of August 31, 2008. To the extent we generate taxable income in the future to utilize these tax benefits, we expect to reverse the valuation allowance and decrease our effective tax rate on that future income. However, to the extent we generate future operating losses, we will be required to increase the valuation allowance on our net deferred tax assets and our income tax provision will be adversely affected. The valuation allowance on our net deferred tax assets is significant relative to our current stockholders’ equity and could have a meaningful impact on our book value per share and on our leverage ratios if it is realized. The income tax benefit reported for the three months and nine months ended August 31, 2008 was mainly due to the recognition of a $6.0 million tax benefit previously unrecognized under FASB Interpretation No. 48.
Liquidity and Capital Resources
Overview. Historically, we have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing. We may also borrow funds from time to time under our Credit Facility.
In light of the prolonged downturn in the housing market, we remain focused on maintaining a strong balance sheet. We took several decisive actions in 2007 that resulted in substantial cash flow generation and debt reductions, including selling our French discontinued operations and other assets, reducing inventory and our active community counts, reducing our workforce, consolidating operations, and selectively exiting underperforming markets. During the first nine months of 2008, we remained committed to our balance sheet initiatives and, as a result, we ended the third quarter with $942.5 million of cash and $1.88 billion of debt. We anticipate generating positive cash flows for the balance of our 2008 fiscal year and for the full year.
Capital Resources. At August 31, 2008, we had $1.88 billion of mortgages and notes payable outstanding compared to $2.16 billion outstanding at November 30, 2007. The decrease in our debt balance was mainly due to our early redemption of debt during the third quarter of 2008. On July 14, 2008, we completed the early redemption of the $300 Million 7 3/4% Senior Subordinated Notes at a price of 101.938% of the principal amount plus accrued interest to the date of redemption. We incurred a loss of $7.1 million in the third quarter of 2008 related to the early redemption of debt, as a result of the call premium and the unamortized original issue discount.
As part of our commitment to actively manage our investments in unconsolidated joint ventures, we expect, in some cases, to opportunistically purchase our partners’ interests. In those cases, we would consolidate the joint venture, which would result in an increase in our consolidated mortgages and notes payable. We consolidated one joint venture in the third quarter of 2008 after purchasing our partner’s interest, and anticipate consolidating additional joint ventures in the fourth quarter of 2008. We do not believe that such consolidations should have a material effect on our consolidated financial position, our results of operations, or our ability to comply with the terms governing our Credit Facility or public debt. In the first fiscal quarter of 2009, we intend to pay off all $200.0 million of our 8 5/8% senior subordinated notes upon their December 15, 2008 scheduled maturity. Our next bond maturity does not occur until August 15, 2011, when our $350.0 million 6 3/8% senior notes become due.
Our financial leverage, as measured by the ratio of debt to total capital, was 62.3% at August 31, 2008 compared to 53.9% at November 30, 2007. The increase in this ratio reflected lower retained earnings at August 31, 2008, primarily due to pretax, non-cash charges recorded during the first nine months of 2008 for the impairment of inventory, joint ventures and goodwill, and the abandonment of land option contracts, as well as a charge to record a valuation allowance against the net deferred tax assets generated during the period. Our ratio of net debt to net total capital at August 31, 2008 was 45.2%, compared to 31.1% at November 30, 2007 and 36.3% at August 31, 2007. Net debt to net total capital is calculated by dividing mortgages and notes payable, net of homebuilding cash, by net total capital (mortgages and notes payable, net of homebuilding cash, plus stockholders’ equity). We believe the ratio of net debt to net total capital is useful in understanding the leverage employed in our operations and in comparing us with other companies in the homebuilding industry.
As of August 31, 2008, we had no cash borrowings outstanding and $185.8 million in letters of credit outstanding under our Credit Facility, leaving us with $614.2 million available for future borrowings.

On August 28, 2008, we entered into the Fifth Amendment to the Credit Facility. The Fifth Amendment, among other things, reduced the aggregate commitment under the Credit Facility from $1.30 billion to $800.0 million and provided that the aggregate commitment may be permanently reduced to (a) $650.0 million, if at the end of any fiscal quarter our consolidated tangible net worth is less than or equal to $800.0 million but greater than $500.0 million, and (b) $500.0 million, if at the end of any fiscal quarter our consolidated tangible net worth is less than or equal to $500.0 million. In addition, the Fifth Amendment reduced the sublimit for swing line loans from $100.0 million to $60.0 million; reduced the sublimit for the issuance of letters of credit from $1.00 billion to $600.0 million; and reduced the amount of unrestricted cash applied to the borrowing base calculation by subtracting the amount of outstanding borrowings under the Credit Facility as of the measurement date.
Under the terms of the Credit Facility as amended by the Fifth Amendment, we are required, among other things, to maintain a minimum consolidated tangible net worth and certain financial statement ratios, and are subject to limitations on acquisitions, inventories and indebtedness. Specifically, the Credit Facility, as amended, requires us to maintain a minimum consolidated tangible net worth of $1.00 billion, reduced by the cumulative deferred tax valuation allowances not to exceed $721.8 million (“Permissible Deferred Tax Valuation Allowances”). The minimum consolidated tangible net worth requirement is increased by the amount of the proceeds from any issuance of capital stock and 50% of our cumulative consolidated net income, before the effect of deferred tax valuation allowances, for each quarter after May 31, 2008 where we have cumulative consolidated net income. There is no decrease when we have cumulative consolidated net losses. At August 31, 2008, our applicable minimum consolidated tangible net worth requirement was $278.2 million.
Other financial statement ratios required under the Credit Facility consist of maintaining at the end of each fiscal quarter a Coverage Ratio greater than 1.00 to 1.00 and a Leverage Ratio less than 2.00 to 1.00, 1.25 to 1.00, or 1.00 to 1.00, depending on our Coverage Ratio. The Coverage Ratio is the ratio of our consolidated adjusted EBITDA to consolidated interest expense (as defined under the Credit Facility) over the previous 12 months. The Leverage Ratio is the ratio of our consolidated total indebtedness (as defined under the Credit Facility) to the sum of consolidated tangible net worth and Permissible Deferred Tax Valuation Allowances (“Adjusted Consolidated Tangible Net Worth”).
If our Coverage Ratio is less than 1.00 to 1.00, we will not be in default under the Credit Facility if our Leverage Ratio is less than 1.00 to 1.00 and we establish with the Credit Facility’s administrative agent an interest reserve account (“Interest Reserve Account”) equal to the amount of interest we incurred on a consolidated basis during the most recent completed quarter, multiplied by the number of quarters remaining until the Credit Facility maturity date of November 2010, not to exceed a maximum of four. We may withdraw all amounts deposited in the Interest Reserve Account when our Coverage Ratio at the end of a fiscal quarter is greater than or equal to 1.00 to 1.00, provided that there is no default under the Credit Facility at the time the amounts are withdrawn. An Interest Reserve Account is not required when our actual Coverage Ratio is greater than or equal to 1.00 to 1.00.
The following table summarizes certain key financial ratios we are required to maintain under our Credit Facility, as amended, and our actual ratios:

	August 31, 2008
Financial Covenant	Covenant Requirement	Actual

Minimum consolidated tangible net worth	$278.2 million	$1.09 billion
Coverage Ratio	(a )	(a )
Leverage Ratio (b)	≤1.00	.56
Investment in subsidiaries and joint ventures as a percent of Adjusted Consolidated Tangible Net Worth	<35%	17%
Borrowing base in excess of senior indebtedness (as defined)	Greater than zero	$961.4 million

(a)	Our Coverage Ratio of negative .17 was less than 1.00 to 1.00 as of August 31, 2008. Because our Leverage Ratio as of August 31, 2008 was below 1.00 to 1.00, we will establish an Interest Reserve Account of $115.4 million in the fourth quarter of 2008 with the Credit Facility’s administrative agent to remain in compliance with the terms of the Credit Facility.

(b)	The Leverage Ratio requirement varies based on our Coverage Ratio. If our Coverage Ratio is greater than or equal to 1.50 to 1.00, the Leverage Ratio requirement is less than 2.00 to 1.00. If our Coverage Ratio is between 1.00 and 1.50 to 1.00, the Leverage Ratio requirement is less than 1.25 to 1.00. If our Coverage Ratio is less than 1.00 to 1.00, the Leverage Ratio requirement is less than or equal to 1.00 to 1.00.
The Credit Facility also contains limitations on the total consideration paid for exchanges of capital stock with our employees, unimproved land book value, investments in subsidiaries and joint ventures, speculative unit deliveries and borrowing base requirements. Transactions with employees for exchanges of capital stock, such as payments for incentive and employee benefit plans or cashless exercises of stock options, cannot exceed $5.0 million in any fiscal year. Other covenants provide that (a) the unimproved land book value cannot exceed consolidated tangible net worth; (b) investments in subsidiaries and joint ventures (as defined in the Credit Facility) cannot exceed 35% of Adjusted Consolidated Tangible Net Worth; (c) speculative unit deliveries within a given quarter cannot exceed 40% of the previous 12 months’ total deliveries; and (d) the borrowing base (as defined in the Credit Facility) cannot be lower than total senior indebtedness (as defined in the Credit Facility).
If our Coverage Ratio is less than 2.00 to 1.00, we are restricted from optional payment or prepayment of principal, interest or any other amount for subordinated obligations before their maturity; payments to retire, redeem, purchase or acquire for value shares of capital stock from or with non-employees; and investments in a holder of 5% or more of our capital stock if the purpose of the investment is to avoid default. These restrictions do not apply if (a) our unrestricted cash equals or exceeds the aggregate commitment; (b) there are no outstanding borrowings against the Credit Facility; and (c) there is no default under the Credit Facility.
As of August 31, 2008, we were in compliance with the terms of all of our covenants under the Credit Facility.
The indenture governing our senior subordinated notes, the only outstanding series of which is $200.0 million of 8 5/8% notes due December 15, 2008, contains certain covenants that, among other things, limit our ability to incur additional indebtedness; pay dividends; make stock repurchases; prepay subordinated debt; make certain investments in foreign subsidiaries and certain joint ventures; create certain liens; engage in mergers, consolidations, or sales of assets; or engage in certain transactions with officers, directors and employees. The significant covenants are (a) additional indebtedness may not be incurred unless either (i) our ratio of consolidated adjusted operating income (as defined under the senior subordinated notes indenture) to consolidated interest incurred is greater than 2.00 to 1.00 or (ii) our ratio of consolidated indebtedness to consolidated net worth (as defined under the senior subordinated notes indenture) is less than 3.50 to 1.00, (b) dividends, stock repurchases and prepayment of subordinated debt are limited to $100.0 million in the aggregate, increased for activity related to the issuance of capital stock and stock options and from 50% of our cumulative consolidated net income after August 31, 1996, and (c) investments in foreign subsidiaries and certain joint ventures cannot exceed $110.0 million plus cash dividends and distributions from these same entities. No additional financial statement ratios are required to be maintained under our senior subordinated notes. The covenants under the senior subordinated notes indenture will not apply to us if there is no series of senior subordinated notes outstanding.
The indenture governing our senior notes does not contain any financial covenants. Subject to specified exceptions, the senior notes indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness; engage in sale-leaseback transactions involving property or assets above a certain specified value; or engage in mergers, consolidations, or sales of assets.
As of August 31, 2008, we were in compliance with the applicable terms of the covenants under our senior subordinated notes indenture and our senior notes indenture. However, our ability to continue to borrow funds depends in part on our ability to remain in compliance with the applicable terms of the covenants of our Credit Facility and our public note indentures, as described above. Our inability to do so could make it more difficult and expensive to maintain our current level of external debt financing or to obtain additional financing.
During the quarter ended February 29, 2008, our board of directors declared a cash dividend of $.25 per share of common stock, which was paid on February 21, 2008 to stockholders of record on February 7, 2008. During the quarter ended May 31, 2008, our board of directors declared a cash dividend of $.25 per share of common stock, which was paid on May 22, 2008 to stockholders of record on May 8, 2008, and declared a cash dividend of $.25 per share of common stock, which was paid on July 24, 2008 to stockholders of record on July 10, 2008. Through the nine months ended August 31, 2008, we have declared and paid total cash dividends of $.75 per share of common stock.
Consolidated Cash Flows. Operating, investing and financing activities used net cash of $387.5 million in the nine months ended August 31, 2008 and $143.4 million in the nine months ended August 31, 2007. The increase in cash used in the first nine months of 2008 compared to the year-earlier period was primarily due to the cash proceeds we received from the sale of our French discontinued operations in July 2007.
Operating Activities. Operating activities provided net cash flows of $30.2 million in the first nine months of 2008 and $319.3 million in the first nine months of 2007. The year-over-year change in operating cash flow was due to the $297.4 million of cash provided by the French discontinued operations in the first nine months of 2007. Our sources of operating cash in the first nine months of 2008 included a net decrease in inventories of $230.3 million (excluding inventory impairments and land option contract abandonments, $16.3 million of inventories acquired through seller financing and a decrease of $134.7 million in consolidated inventories not owned), a decrease in receivables of $109.0 million, other operating sources of $16.0 million and various non-cash items added to the net loss. Partially offsetting the cash provided in the period was a net loss of $668.8 million and a decrease in accounts payable, accrued expenses and other liabilities of $196.5 million.
Operating cash provided by continuing operations in the nine months ended August 31, 2007 included a net decrease in inventories of $205.2 million (excluding inventory impairments and land option contract abandonments, $4.1 million of inventories acquired through seller financing and a decrease of $179.8 million in consolidated inventories not owned), other operating sources of $33.4 million and various non-cash items added to the loss from continuing operations. Partially offsetting the cash provided in the period was a decrease in accounts payable, accrued expenses and other liabilities of $499.0 million. Our French discontinued operations provided net cash from operating activities of $297.4 million in the first nine months of 2007.
Investing Activities. Investing activities used net cash of $55.3 million in the nine months ended August 31, 2008 and provided net cash of $668.1 million in the year-earlier period. In the first nine months of 2008, $61.4 million of cash was used for investments in unconsolidated joint ventures. The cash used in the period was partially offset by $6.1 million provided from net sales of property and equipment. In the first nine months of 2007, continuing operations provided cash of $739.8 million from the sale of our French discontinued operations, net of cash divested. Partially offsetting the cash provided in the period was $57.0 million used for investments in unconsolidated joint ventures and $2.6 million used for net purchases of property and equipment. Our French discontinued operations used net cash of $12.1 million for investing activities in the first nine months of 2007.
Financing Activities. Net cash used for financing activities totaled $362.4 million in the first nine months of 2008 and $1.13 billion in the first nine months of 2007. In the first nine months of 2008, cash was used for the redemption of the $300 Million 7 3/4% Senior Subordinated Notes, dividend payments of $58.1 million, net payments on short-term borrowings of $3.0 million and repurchases of common stock of $.6 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset in the period by $5.1 million provided from the issuance of common stock under our employee stock plans.
In the first nine months of 2007, financing activities used cash for the redemption of an unsecured $400.0 million term loan, which was scheduled to mature on April 11, 2011, the redemption of $250.0 million of 9 1/2% senior subordinated notes due in 2011, net payments on short-term borrowings of $114.1 million, dividend payments of $57.8 million, and repurchases of common stock of $4.9 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset in the period by $10.8 million provided from the issuance of common stock under our employee stock plans and $.7 million of excess tax benefit associated with the exercise of stock options. Our French discontinued operations used net cash of $306.5 million for financing activities in the first nine months of 2007.

Shelf Registration Statement. At August 31, 2008, $450.0 million of capacity remained available under our universal shelf registration statement filed with the SEC on November 12, 2004.
Share Repurchase Program. As of August 31, 2008, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the first nine months of 2008.
We continually consider various options for the use of our cash, including internal capital investments, investments to grow our business and additional debt reductions. Based on our current capital position, we believe we have adequate resources and sufficient credit facilities to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business, both on a short- and long-term basis. Although we anticipate that our land acquisition and development activities will remain limited in the near term until markets stabilize, we are analyzing potential lot acquisitions and will use our present financial strength to acquire lots in good long-term markets when the prices and timing are compelling.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
We participate in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in certain markets where our homebuilding operations are located. These unconsolidated joint ventures are typically structured through entities in which ownership is shared with our partners. Our partners in these unconsolidated joint ventures are unrelated homebuilders, land developers and other real estate entities, or commercial enterprises. Through unconsolidated joint ventures, we seek to reduce and share market and development risks and to reduce our investment in land inventory, while potentially increasing the number of homesites we own or control. In some instances, participating in unconsolidated joint ventures enables us to acquire and develop land that we might not otherwise have access to due to a project’s size, financing needs, duration of development or other circumstances. While we view our participation in unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view such participation as essential.
We and/or our unconsolidated joint venture partners typically obtain options or enter into other arrangements to purchase portions of the land held by the unconsolidated joint ventures. The prices for these land options are generally negotiated prices that approximate fair value. When an unconsolidated joint venture sells land to our homebuilding operations, we defer recognition of our share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint venture.
We and our unconsolidated joint venture partners make initial or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated joint venture’s respective operating agreement.
Each unconsolidated joint venture maintains financial statements in accordance with U.S. generally accepted accounting principles. We share in profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. Our investment in these unconsolidated joint ventures totaled $250.4 million at August 31, 2008 and $297.0 million at November 30, 2007. These unconsolidated joint ventures had total assets of $2.26 billion at August 31, 2008 and $2.51 billion at November 30, 2007. We expect our investments in unconsolidated joint ventures to continue to decrease and are reviewing each investment to ensure it fits into our overall strategic plans and business objectives.
The unconsolidated joint ventures finance land and inventory investments through a variety of borrowing arrangements. To finance their respective land acquisition and development activities, many of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $1.46 billion at August 31, 2008 and $1.54 billion at November 30, 2007. The unconsolidated joint ventures are subject to various financial and non-financial covenants in conjunction with their debt, primarily related to equity maintenance, fair value of collateral and minimum land purchase or sale requirements within a specified period. In a few instances, the financial covenants are based on our financial position.

In certain instances, we and/or our partner(s) in an unconsolidated joint venture provide guarantees and indemnities to the unconsolidated joint venture’s lenders that may include one or more of the following: (a) completion guaranty; (b) loan-to-value maintenance guaranty; and/or (c) carve-out guaranty. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute equity to an unconsolidated joint venture to enable it to fund its completion obligations. A loan-to-value maintenance guaranty refers to the payment of funds to maintain the value of an unconsolidated joint venture’s secured collateral (generally land and improvements) at or above a specific percentage of the applicable outstanding loan balance. A carve-out guaranty refers to the payment of (i) losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project, or (ii) outstanding principal and interest and certain other amounts owed to lenders upon the filing by an unconsolidated joint venture of a voluntary bankruptcy petition or the filing of an involuntary bankruptcy petition by creditors of the unconsolidated joint venture in which an unconsolidated joint venture or its partners collude or which the unconsolidated joint venture fails to contest.
In most cases, our maximum potential responsibility under these guarantees and indemnities is limited to either a specified maximum amount or an amount equal to our pro rata interest in the relevant unconsolidated joint venture. In a few cases, we have provided a loan-to-value maintenance guaranty up to a specified maximum amount and have entered into an agreement with our unconsolidated joint venture partners to be reimbursed for any amounts we may pay pursuant to such guaranty above our pro rata interest in the relevant unconsolidated joint venture. If our unconsolidated joint venture partners are unable to fulfill their reimbursement obligations, or otherwise fail to do so, we may be responsible for more than our allocable share, up to our specified maximum responsibility under the relevant loan-to-value maintenance guaranty. Should there be indications that advances (if made) will not be voluntarily repaid under any such reimbursement arrangements, we intend to vigorously pursue all rights and remedies available to us under the applicable agreements, at law or in equity to enforce our reimbursement rights.
Our potential responsibility under our completion guarantees is limited to the amount, if any, by which an unconsolidated joint venture’s outstanding borrowings exceed the value of its assets, though in the aggregate we believe our actual responsibility under these guarantees should be substantially less than this amount. At this time, we have no reason to believe that our carve-out guarantees will be triggered in any material amount.
At August 31, 2008, our pro rata share of loan-to-value maintenance guarantees related to unconsolidated joint venture debt totaled approximately $92.1 million. This amount represents our maximum responsibility under such loan-to-value maintenance guarantees without regard to the underlying value of the collateral and defenses available against attempted enforcement of such guarantees.
In addition to the above-described guarantees and indemnities, we have also provided a several guaranty to the lenders of one of our unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. Our potential responsibility under this several guaranty fluctuates with the outstanding borrowings against the unconsolidated joint venture’s debt and our and our partners’ respective land purchases from the unconsolidated joint venture. At August 31, 2008, this unconsolidated joint venture had total outstanding indebtedness of approximately $373.9 million and, if this guaranty were then enforced, our potential responsibility under the guaranty would have been approximately $182.7 million. This unconsolidated joint venture has received notices from its lenders’ administrative agent alleging a number of defaults under its loan agreement. We are currently exploring resolutions with the lenders, the lenders’ administrative agent and our unconsolidated joint venture partners, but there is no assurance that we will reach a satisfactory resolution with all of the parties involved.
Certain of our other unconsolidated joint ventures operating in difficult market conditions are in default of their debt agreements with their lenders or are at risk of defaulting. In addition, certain of our unconsolidated joint venture partners have curtailed funding of their allocable joint venture obligations. We are carefully managing our investments in these particular unconsolidated joint ventures and are working with the relevant lenders and unconsolidated joint venture partners to reach satisfactory resolutions. In some instances, we may decide to opportunistically purchase our partners’ interests. In those cases, we would consolidate the joint venture, which would result in an increase in our consolidated mortgages and notes payable. However, such purchases may not resolve a claimed default by the joint venture under its debt agreements. Additionally, we may seek new equity partners to participate in our unconsolidated joint ventures. Based on the terms and amounts of the debt involved for these particular unconsolidated joint ventures and the terms of the applicable joint venture operating agreements, we do not believe that our exposure related to any defaults by these particular unconsolidated joint ventures is material to our consolidated financial position or results of operations.
In the ordinary course of our business, we enter into land option contracts to procure land for the construction of homes. The use of such option agreements generally allows us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, including interest and other carrying costs, and minimizes the amount of our land inventories on our consolidated balance sheet. Under such land option contracts, we will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE. As of August 31, 2008, excluding consolidated VIEs, we had cash deposits totaling $32.7 million, which were associated with land option contracts having an aggregate purchase price of $605.9 million.
We also evaluate land option contracts in accordance with SFAS No. 49 and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $89.9 million at August 31, 2008 and $221.1 million at November 30, 2007.
We are often required to obtain performance bonds and letters of credit in support of our obligations to various municipalities and other government agencies in connection with subdivision improvements such as roads, sewers and water. At August 31, 2008, we had approximately $826.0 million of performance bonds and $185.8 million of letters of credit outstanding. In the event any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. At this time, we do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. The expiration dates of letters of credit issued in connection with subdivision improvements coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the contractual performance is completed.
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
Critical Accounting Policies
Except as set forth below, there have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2008 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
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
Our optioned inventory is assessed to determine whether it continues to meet our internal investment standards. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices, home delivery volume and gross margins; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise a land option contract due to market conditions and/or changes in market strategy, we write off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned project.
The value of the land and housing inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, such inventory. We have analyzed trends and other information related to each of the markets where we do business and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to the judgment and assumptions applied in the estimation process with respect to impairments and abandonments, it is possible that actual results could differ substantially from those estimated.
We believe the carrying value of our remaining inventory is currently recoverable. However, if housing market conditions worsen in the future beyond our current expectations, or if future changes in our marketing strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for inventory impairments or land option contract abandonments, or both, related to existing assets. Any such non-cash charges would have an adverse effect on our consolidated financial position and results of operations.
Goodwill. We have recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with SFAS No. 142, we test goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We evaluate goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. In accordance with SFAS No. 142, we have determined that our reporting units are the same as our reporting segments. Accordingly, we have four homebuilding reporting units (West Coast, Southwest, Central and Southeast) and one financial services reporting unit.
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
The market multiple methodology establishes fair value by comparing us to other publicly traded companies that are similar to us from an operational and economic standpoint. The market multiple methodology compares us to the comparable companies on the basis of risk characteristics in order to determine our risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. The market multiples we use are: a) price to net book value and b) enterprise value to revenue (for each of the homebuilding reporting units). A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. The comparable transaction methodology establishes fair value similar to the market multiple methodology, utilizing recent transactions within the industry as the market multiple. However, no control premium is applied when using the comparable transaction methodology because these transactions represent control transactions.
Based on the results of our impairment evaluation performed in the quarter ended May 31, 2008, we recorded an impairment charge of $24.6 million in that quarter related to our Central reporting segment, where all of the goodwill previously recorded was determined to be impaired. Based on the results of our impairment evaluation performed in the third quarter of 2007, we recorded an impairment charge of $107.9 million in the third quarter of 2007 related to our Southwest reporting segment, where all of the goodwill previously recorded was determined to be impaired. The goodwill impairment charges in 2008 and 2007 were recorded at our corporate level because all goodwill is carried at that level. Our goodwill balance of $43.4 million at August 31, 2008 related entirely to our Southeast reporting segment. If housing market conditions deteriorate further or if our marketing strategy in the Southeast reporting unit changes, it is possible that goodwill in this reporting unit may become impaired in future periods.
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
As discussed in Note 15. Income Taxes, in the Notes to Consolidated Financial Statements in this quarterly report, we implemented the provisions of FASB Interpretation No. 48 effective December 1, 2007. The cumulative effect of the adoption of FASB Interpretation No. 48 was recorded in 2008 as a $2.5 million reduction to beginning retained earnings. In accordance with the provisions of FASB Interpretation No. 48, we recognized, in our consolidated financial statements, the impact of a tax position if a tax return’s position or future tax position is “more likely than not” to prevail (defined as a likelihood of more than 50% of being sustained upon audit, based on the technical merits of the tax position).

We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the income tax provision consistent with our historical accounting policy. Our liability for unrecognized tax benefits, combined with accrued interest and penalties, is reflected as a component of accrued expenses and other liabilities in our consolidated balance sheet.
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
Outlook
At August 31, 2008, our backlog of new home orders totaled 4,774 homes, representing projected future housing revenues of approximately $1.13 billion. These backlog measures declined 60% and 63%, respectively, from 11,880 homes, representing approximately $3.07 billion in projected future housing revenues, at August 31, 2007. Our substantially lower backlog of homes and corresponding projected future housing revenues at the end of the 2008 third quarter compared to the prior year’s quarter-end reflected the combined impact over the past several quarters of negative year-over-year net order results, lower average selling prices and our strategic initiatives to reduce our inventory and active community counts to align with reduced housing market activity. Our active community count in the third quarter of 2008 was down 38% from the year-earlier quarter as a result of our actions to reduce our operations in certain markets and to completely exit other markets that no longer fit our current marketing strategy.
Our lower active community count also reduced our operating results in the third quarter of 2008 compared to the year-earlier quarter. Our homebuilding operations generated 1,329 net orders in the third quarter of 2008, down 66% from the 3,907 net orders generated in the corresponding quarter of 2007. Our year-over-year homes delivered and revenues were also lower. Our net orders in the third quarter of 2008 were further curtailed as a result of our decision in the quarter to reduce our use of sales price reductions and sales incentives as part of a comprehensive community-by-community review of our pricing strategies; to wind down certain communities as backlog is delivered; and to discontinue product in particular communities as part of a product transition strategy, which slowed sales in those communities.
With foreclosure activity continuing to rise, consumer confidence continuing to decline, and consumer mortgage lending along with other credit markets tightening in light of the recent crisis in global financial markets, we believe the timing of a housing market recovery remains highly uncertain. Though home prices have fallen substantially during 2008, improving affordability, many potential homebuyers remain reluctant or unable to commit to a new home purchase. There are several reasons why, including: an inability to obtain adequate financing; an inability to sell their existing home at a perceived fair price or at a price that covers their existing mortgage; anxiety about current economic conditions or employment prospects; or expectations that home prices will fall further, particularly as more foreclosed homes come onto the market. We expect this environment of diminished demand and substantial oversupply to continue into 2009, sustaining the sharply reduced home sales volumes and severe downward pricing pressures our industry has experienced since the second half of 2006 compared to the first half of this decade.
As we continue to navigate this unprecedented decline in the housing market, we remain focused on three primary goals: maintaining a strong cash position and balance sheet; restoring KB Home to profitability; and positioning our operations to capitalize on a housing market recovery when it occurs. For the past two years, we have made financial strength and operational repositioning the centerpiece of our strategic response to the declining markets and reduced levels of demand. We have built and conserved our cash, reduced our inventory and active community counts, and consolidated operations and cut overhead in many markets, while selectively exiting others. Our substantial cash position enabled us to complete the early redemption of the $300 Million 7 3/4% Senior Subordinated Notes in the third quarter of 2008.
Our highest priority as we move ahead is to increase our margins and restore the profitability of our homebuilding operations. In the near term, our focus on margins and profitability will mean pursuing a strategy of selling the right product at the right price with the right marketing strategy for each individual market in which we operate, though at a reduced sales volume compared to prior periods. It also means continuing to reduce our costs and to operate more efficiently in accordance with the disciplined, Built to Order™ principles of our KBnxt operational business model, while preparing for a future housing market recovery.
Consistent with our near-term focus on offering the right product at the right price, we initiated a product transition strategy in the third quarter of 2008, introducing in particular communities a series of new, value-engineered product with smaller sizes and more affordable standard features that can be offered at lower base selling prices compared to prior product offerings. The reengineered product is designed to meet the needs and affordability concerns of our core first-time homebuyers in the current market environment. At the same time, it is more cost-effective to build than the product it is replacing, and our homebuyers will still be able to customize their homes with options available through our KB Home Studios. We are currently rolling out the reengineered product to several of our communities, a process that we expect to continue through the first quarter of 2009. We believe our product transition strategy, when fully implemented, will have a positive impact on our margins and net orders in future periods. However, we expect that the implementation process will temporarily depress our sales and margins in transitioning communities in the fourth quarter of 2008 and first quarter of 2009, reflecting a lag between discontinuing prior product and bringing new product online, and will reduce our year-over-year results of operations for those periods and for our 2008 fiscal year.
During the third quarter of 2008, we continued our aggressive steps to streamline our organizational structure to reduce costs in proportion to our revenues. We consolidated certain homebuilding divisions and reduced our headcount by approximately 18%. Over the past two years, we have reduced our workforce by approximately 66%. We expect these changes to produce tangible benefits, in the form of selling, general and administrative expense reductions, in future quarters, and we will relentlessly continue to reduce these costs. In making these adjustments, we have selectively maintained operations in key markets and have made investments that we believe will enable us to prudently and effectively expand our operations when market conditions improve. In implementing organizational adjustments in future quarters, we will maintain our focus on bringing our costs in line with our revenues and preserving a solid foundation that can support growth as market conditions become more favorable.
We will continue to assess and re-assess our geographic footprint, seeking optimal volume levels at which to operate, and adjusting our community counts and product mix to maximize financial performance. We expect to continue to operate with fewer active communities and to remain conservative in our land investment and development activities until we see reasonable signs of a housing market recovery. As a result, we expect our delivery volume and related revenues to remain below year-earlier levels for the remainder of 2008 and, if market conditions decline further, we may need to take additional charges for inventory impairments and land option contract abandonments in future quarters. In addition, our fourth quarter and 2009 results could be adversely affected if general economic conditions continue to deteriorate, if job losses accelerate, if foreclosures increase, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence remains weak or declines further, any or all of which would further diminish the prospects for a recovery in housing markets. At this time, it is too early to assess the near-term or long-term impact, if any, that recent government actions and proposed initiatives to stabilize the unprecedented turbulence in the global financial system and U.S. mortgage lending market will have on the housing industry or our results of operations.
Based in large part on the aggressive actions we have taken in 2007 and the first nine months of 2008, we believe we are well-positioned financially and strategically to navigate the current housing market downturn and to capitalize on potential future opportunities for growth. We ended the third quarter of 2008 with a substantial cash balance of $942.5 million and no cash borrowings outstanding under our Credit Facility. We expect to have no outstanding cash borrowings under our Credit Facility at the end of our 2008 fiscal year.
In light of the current crisis in the U.S. financial markets, conditions in the housing market and the overall economy are likely to deteriorate further before they improve. We continue to believe that a meaningful improvement in housing market conditions will require a sustained decrease in inventory levels, price stabilization, reduced foreclosure rates, and the restoration of consumer and credit market confidence that will support a decision to buy a home. While it is difficult to predict when these events will occur, we believe we have responded with the right strategies to the current and expected near-term housing market environment. Longer term, we believe favorable demographics, population growth and a continuing desire for home ownership will drive demand for new homes in our markets, and that our operating approach and financial resources will allow us to capitalize on the recovery in those markets when it comes.

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
The following table sets forth principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value of our long-term debt obligations as of August 31, 2008 (dollars in thousands):

		Weighted Average
Fiscal Year of Expected Maturity	Fixed Rate Debt (a)	Interest Rate

2008	$—	—%
2009	200,000	8.6
2010	—	—
2011	348,816	6.4
2012	—	—
Thereafter	1,296,152	6.3

Total	$1,844,968	6.6%

Fair market value at August 31, 2008	$1,587,628

(a)	Includes senior and senior subordinated notes. The fixed-rate debt expected to mature in our 2009 fiscal year is scheduled to mature on December 15, 2008.
For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the fiscal year ended November 30, 2007.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Senior Vice President and Chief Accounting Officer (the “Principal Financial Officer”), as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2008.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Derivative Litigation
On July 10, 2006, a shareholder derivative action, Wildt v. Karatz, et al., was filed in Los Angeles Superior Court. On August 8, 2006, a virtually identical shareholder derivative lawsuit, Davidson v. Karatz, et al., was also filed in Los Angeles Superior Court. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans, and seek unspecified money damages and injunctive and other equitable relief. Defendants have not yet responded to the complaints. On January 22, 2007, the court entered an order, pursuant to an agreement among the parties and us, providing, among other things, that, to preserve the status quo without prejudicing any party’s substantive rights, our former Chairman and Chief Executive Officer shall not exercise any of his outstanding options, at any price, during the period in which the order is in effect. Pursuant to further stipulations and court orders, these terms remain in effect and are now scheduled to expire on November 3, 2008, unless otherwise agreed in writing. The plaintiffs have agreed to stay their cases while the parallel federal court derivative lawsuits discussed below are pursued. A stipulation and order effectuating the parties’ agreement to stay the state court actions was entered by the court on February 7, 2007. The parties may extend the agreement that options will not be exercised by our former Chairman and Chief Executive Officer beyond the current November 3, 2008 expiration date.
On August 16, 2006, a shareholder derivative lawsuit, Redfield v. Karatz, et al., was filed in the United States District Court for the Central District of California. On August 31, 2006, a virtually identical shareholder derivative lawsuit, Staehr v. Karatz, et al., was also filed in the United States District Court for the Central District of California. These actions, which ostensibly are brought on our behalf, allege, among other things, that defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our shareholder-approved stock option plans and seek unspecified money damages and injunctive and other equitable relief. Unlike Wildt and Davidson, however, these lawsuits also include substantive claims under the federal securities laws. On January 9, 2007, plaintiffs filed a consolidated complaint. All defendants filed motions to dismiss the complaint on April 2, 2007. Subsequently, plaintiffs filed a motion for partial summary judgment against certain of the defendants. Pursuant to stipulated orders, the motions to dismiss and the motion for partial summary judgment remained suspended for several months while the parties engaged in settlement discussions. Settlement discussions are ongoing. On May 14, 2008, the court ordered that the partial summary judgment motion shall be taken off calendar, subject to being reset at a future time, following resolution of the motions to dismiss. On August 15, 2008, the court removed defendants’ various motions to dismiss from its calendar. A hearing on the motions to dismiss may be rescheduled in the future. A status conference is scheduled for October 15, 2008. Discovery has not commenced.
Government Investigations
In August 2006, we announced that we had received an informal inquiry from the SEC relating to our stock option grant practices. In January 2007, we were informed of the SEC’s decision to conduct a formal investigation of this matter. In September 2008, we were notified that the SEC staff’s investigation was completed with respect to KB Home and that the staff did not intend to recommend any enforcement action by the SEC against the KB Home.
The DOJ has also been looking into these practices but has informed KB Home that it is not a target of this investigation. We have cooperated with the DOJ and intend to continue to do so.
ERISA Litigation
On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of the ERISA, 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against us, our directors, and certain of our current and former officers. After the court allowed leave to file an amended complaint, on April 3, 2008, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of KB Home who participated in the

Plan. Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the Plan about our alleged prior stock option backdating practices and by failing to remove our stock as an investment option under the Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their Plan accounts than they would have earned but for defendants’ alleged breach of duties. Plaintiffs seek unspecified money damages and injunctive and other equitable relief. On May 16, 2008, we filed a motion to dismiss on the ground that plaintiffs’ allegations fail to state a claim against us. Plaintiffs filed an opposition to the motion on June 20, 2008. The hearing on the motion was held on September 8, 2008. On October 6, 2008, the court issued its order. The court denied our motion to dismiss the plaintiffs’ claims for breach of fiduciary duty and breach of the duty to monitor and granted our motion to dismiss the plaintiffs’ claims for breach of the fiduciary duty of disclosure. The court also denied a separate motion to dismiss filed by the individual defendants based on the standing of plaintiffs to sue. Our answer to the amended complaint is due on or before October 21, 2008.
Storm Water Matter
In January 2003, we received a request for information from the EPA pursuant to Section 308 of the Clean Water Act. Several other public homebuilders received similar requests. The request sought information about storm water pollution control program implementation at certain of our construction sites, and we provided information pursuant to the request. In May 2004, on behalf of the EPA, the DOJ asserted that certain regulatory requirements applicable to storm water discharges had been violated on certain occasions at certain of our construction sites, and unspecified civil penalties and injunctive relief might be warranted. We explored with the EPA, DOJ and other homebuilders methods of resolving the matter. In May 2008, we signed a consent decree with the EPA, DOJ and various states affecting our storm water pollution practices at our construction sites. Other homebuilders also signed similar consent decrees. In June 2008, the DOJ filed suit in the United States District Court for the Eastern District of Virginia (Civil Action No. 1:08CV603) and simultaneously submitted our consent decree for approval by the court. The court approved and entered the consent decree on July 23, 2008. Under the consent decree, we paid a civil penalty of $1.2 million. In addition, we have implemented certain process improvements for the control of storm water at homebuilding sites and will submit periodic reports to the DOJ, the EPA and the participating states for a period of at least three years, in each case as required by the consent decree. We believe that the costs associated with implementing the consent decree are not likely to be material to our consolidated financial position or results of operations.
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
Item 5. Other Information
Effective October 7, 2008, William R. Hollinger, who has served as our Senior Vice President and Chief Accounting Officer since 2007 and in the position of Senior Vice President and Controller from 2001 through 2006, will serve as our Principal Financial Officer pending the selection of a Chief Financial Officer for KB Home. Domenico Cecere is no longer serving KB Home in this capacity.

Item 6. Exhibits

Exhibits

10.40	Fifth Amendment dated August 28, 2008, to Revolving Loan Agreement, dated as of November 22, 2005, among the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference to KB Home’s Current Report on Form 8-K dated August 29, 2008.

10.41*	KB Home Executive Severance Plan.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME
Registrant

Dated October 10, 2008	/s/ JEFFREY T. MEZGER
Jeffrey T. Mezger
President and Chief Executive Officer (Principal Executive Officer)

Dated October 10, 2008	/s/ WILLIAM R. HOLLINGER
William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Financial Officer)

INDEX OF EXHIBITS

10.40	Fifth Amendment, dated August 28, 2008, to Revolving Loan Agreement, dated as of November 22, 2005, among the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, incorporated by reference to KB Home’s Current Report on Form 8-K dated August 29, 2008.

10.41*	KB Home Executive Severance Plan, filed herewith.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.