Form 10-K
period 2008-11-30
KB HOME
filed 2009-01-29
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑  Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant on May 31, 2008 was $1,837,819,039, including 12,091,182 shares held by the registrant’s grantor stock ownership trust and excluding 25,483,921 shares held in treasury.

The number of shares outstanding of each of the registrant’s classes of common stock on December 31, 2008 was as follows: Common Stock (par value $1.00 per share) 89,607,919 shares, including 11,891,482 shares held by the registrant’s grantor stock ownership trust and excluding 25,512,386 shares held in treasury.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2008

		Page
		Number

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	20
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	21

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	96
Item 9A.	Controls and Procedures	96
Item 9B.	Other Information	97

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	98
Item 11.	Executive Compensation	98
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	98
Item 13.	Certain Relationships and Related Transactions, and Director Independence	99
Item 14.	Principal Accountant Fees and Services	99

PART IV
Item 15.	Exhibits and Financial Statement Schedules	100
Signatures		105
EX-10.3
EX-10.4
EX-10.5
EX-10.8
EX-10.11
EX-10.14
EX-10.22
EX-10.26
EX-10.27
EX-10.29
EX-10.30
EX-10.31
EX-10.39
EX-12.1
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1. BUSINESS

General

KB Home is a Fortune 500 company listed on the New York Stock Exchange under the ticker symbol “KBH.” We are one of the nation’s largest homebuilders and have been building quality homes for families for more than 50 years. We construct and sell homes through our operating divisions across the United States under the name KB Home. Unless the context indicates otherwise, the terms “the Company,” “we,” “our” and “us” used herein refer to KB Home, a Delaware corporation, and its predecessors and subsidiaries.

Beginning in 1957 and continuing until 1986, our business was operated through various subsidiaries of Kaufman and Broad, Inc. (“KBI”) and its predecessors. In 1986, KBI transferred to us the outstanding capital stock of its subsidiaries conducting KBI’s homebuilding and mortgage banking business. Shortly thereafter, we completed an initial public offering of 8% of our common stock and began operating under the name Kaufman and Broad Home Corporation. In 1989, we were spun-off from KBI, which then changed its name to Broad Inc., and operated as an independent company, primarily in California and France. In 2001, we changed our name to KB Home. Since 1989, we have expanded our business in both our existing markets and into new markets through capital investments and acquisitions of other homebuilders. Today, we operate a geographically diverse homebuilding and financial services business serving homebuyers in markets nationwide. We believe our geographic diversity helps to mitigate the effects of local and regional economic cycles, enhancing our long-term growth potential.

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

We delivered 12,438 homes in 2008 and 23,743 homes in 2007. In 2008, our average selling price of $236,400 decreased from $261,600 in 2007. We generated total revenues of $3.03 billion and a net loss of $976.1 million in 2008, compared to total revenues of $6.42 billion and a loss from continuing operations of $1.41 billion in 2007. Our homebuilding revenues, which include revenues from land sales, accounted for 99.6% of our total revenues in 2008 and 99.8% of our total revenues in 2007. Our results in 2008 and 2007 reflect the significant downturn in housing markets that began in 2006, as well as our resulting actions to align the size of our operations with diminished home sales activity and to maintain a strong balance sheet. In 2008, the housing market downturn was exacerbated by a severe decline in the overall economy in the second half of the year.

Our financial services segment derives income from mortgage banking, title and insurance services offered to our homebuyers. Mortgage banking services are provided to our homebuyers indirectly through Countrywide KB Home Loans, LLC (“Countrywide KB Home Loans”), a joint venture between us and CWB Venture Management Corporation, a subsidiary of Bank of America, N.A. Countrywide KB Home Loans, which is operated by our joint venture partner, offers a variety of loan programs to serve the financing needs of our homebuyers. Our financial services segment accounted for .4% of our total revenues in 2008 and .2% of our total revenues in 2007.

Our principal executive offices are located at 10990 Wilshire Boulevard, Los Angeles, California 90024. The telephone number of our corporate headquarters is (310) 231-4000 and our website address is http://www.kbhome.com. Our Spanish-language website is http://www.kbcasa.com. In addition, location and community information is available at (888) KB-HOMES.

Markets

We have four homebuilding segments based on the markets in which we construct homes — West Coast, Southwest, Central and Southeast — which together reflect the wide geographic reach of our homebuilding business. As of the date of this report, we operate in the eight states and 29 major markets shown below:

Segment	State(s)	Major Market(s)

West Coast	California	Fresno, Los Angeles/Ventura, Orange County, Riverside, Sacramento, San Bernardino, San Diego, San Jose/Oakland and Stockton
Southwest	Arizona	Phoenix and Tucson
	Nevada	Las Vegas and Reno
Central	Colorado	Denver
	Texas	Austin, Dallas/Fort Worth, Houston and San Antonio
Southeast	Florida	Daytona Beach, Jacksonville, Lakeland, Orlando, Sarasota and Tampa
	North Carolina	Charlotte and Raleigh
	South Carolina	Bluffton/Hilton Head, Charleston and Columbia

Segment Operating Information.  The following table presents specific operating information for our homebuilding segments for the years ended November 30, 2008, 2007 and 2006:

	Years Ended November 30,
	2008	2007	2006
West Coast:
Homes delivered	2,972	4,957	7,213
Percent of total homes delivered	24%	21%	22%
Average selling price	$354,700	$433,600	$489,500
Total revenues (in millions) (a)	$1,055.1	$2,203.3	$3,531.3
Southwest:
Homes delivered	2,393	4,855	7,011
Percent of total homes delivered	19%	20%	22%
Average selling price	$229,200	$258,500	$306,900
Total revenues (in millions) (a)	$618.0	$1,349.6	$2,183.8
Central:
Homes delivered	3,348	6,310	9,613
Percent of total homes delivered	27%	27%	30%
Average selling price	$175,000	$167,800	$159,800
Total revenues (in millions) (a)	$594.3	$1,077.3	$1,553.3
Southeast:
Homes delivered	3,725	7,621	8,287
Percent of total homes delivered	30%	32%	26%
Average selling price	$201,800	$229,400	$244,300
Total revenues (in millions) (a)	$755.8	$1,770.4	$2,091.4
Total:
Homes delivered	12,438	23,743	32,124
Average selling price	$236,400	$261,600	$287,700
Total revenues (in millions) (a)	$3,023.2	$6,400.6	$9,359.8

(a)	Total revenues include revenues from housing and land sales.

Unconsolidated Joint Ventures.  The above table does not include homes delivered from our unconsolidated joint ventures. From time to time, we participate in the acquisition, development, construction and sale of residential properties through unconsolidated joint ventures. Our unconsolidated joint ventures delivered 262 homes in 2008, 127 homes in 2007 and 4 homes in 2006.

Strategy

Major housing markets across the United States began declining in mid-2006. Most of our served markets have progressively weakened since then. Over the two-and-a-half year period, an increasing oversupply of new and resale homes, exacerbated more recently by rising foreclosure activity, drove home prices steadily lower. In 2008, weakening economic activity and rising job losses prompted a historic decline in consumer confidence that further discouraged home purchases. In this environment, our business has confronted fierce competition from heightened homebuilder, financial institution and investor efforts to sell homes and land, declining demand for new homes, and tighter lending standards due to turmoil in mortgage finance and credit markets. We expect housing market and general economic conditions to remain difficult and possibly worsen in 2009. And, while we believe that long-term fundamentals for the housing sector remain strong, and that current negative conditions will stabilize over time, we cannot predict when a meaningful recovery in the housing market will occur.

We recognized early in 2006 that housing markets were slowing after several years of record growth. In response, we shifted our strategic focus from expansion to an emphasis on capital preservation, inventory, overhead and debt reduction, and cash generation. Entering fiscal 2009, with housing markets still in turmoil, we continue to emphasize three priorities: maintaining a strong financial position; restoring the profitability of our homebuilding operations; and positioning our business for an eventual housing market recovery, while adhering to the disciplines of our core operational business model, KBnxt.

KBnxt Operational Business Model.  We began operating under the principles of our KBnxt operational business model in 1997. The KBnxt operational business model seeks to generate greater operating efficiencies and return on investment through a disciplined, fact-based and process-driven approach to homebuilding that is founded on a constant and systematic assessment of consumer preferences and market opportunities. The key principles of our KBnxt operational business model include:

•	gaining a detailed understanding of consumer location and product preferences through regular surveys;

•	managing our working capital and reducing our operating risks by acquiring developed and entitled land at reasonable prices in markets with high growth potential and disposing of land and interests in land that no longer meet our strategic or investment goals;

•	using our knowledge of consumer preferences to design, construct and deliver the products homebuyers desire;

•	in general, commencing construction of a home only after a purchase contract has been signed;

•	building a backlog of net orders and reducing the time from initial construction to final delivery of homes to customers;

•	establishing an even flow of production of high quality homes at the lowest possible cost; and

•	offering customers affordable base prices and the opportunity to customize their homes through choice of location, floor plans and interior design options.

Our KBnxt operational business model is designed to help us accomplish several objectives in a disciplined manner: build and maintain a leading position in our existing markets; expand our business into attractive new markets; exit investments that no longer meet our return standards or marketing strategy; calibrate our product lines to consumer preferences in both our existing and new markets; and achieve lower costs and economies of scale in acquiring and developing land, purchasing building materials, subcontracting trade labor, and providing options to customers.

Our expansion into new markets will depend on our assessment of a potential new market’s viability and our ability to develop sustainable operations in that new market. We will also continue to consider potential asset acquisitions, as market conditions may produce attractive opportunities. However, expansion into new markets and large acquisitions are not a strategic priority for us in the near term.

Strategic Objectives.  Guided by the disciplines of our KBnxt operational business model and building on the initiatives we have implemented in response to increasingly challenging market conditions, our primary strategic objectives include:

•	Maintaining a balanced geographic footprint and focusing on potential growth opportunities in our existing served markets. We believe this will allow us to efficiently capitalize on the different rates at which we expect our served markets to stabilize. We also believe that our existing served markets offer the most attractive long-term growth prospects.

•	Providing the best value and choice in homes and options for the first-time, first move-up and active adult homebuyer. By promoting value and choice through an affordable base price and product customization, we believe we can stand out from other homebuilders among our core customer base.

•	Generating high levels of customer satisfaction and producing high quality homes. Achieving high customer satisfaction levels is a key driver to our long-term success and delivering quality homes is critical to achieving high customer satisfaction.

•	Maintaining ownership or control over a forecasted three-to-four-year supply of developable land. Keeping our inventory in line with our future sales expectations maximizes the use of our working capital, enhances our liquidity and helps us maintain a strong balance sheet to support long-term strategic investments.

•	Improving the affordability of our homes and lowering our production costs by redesigning and reengineering our products, building smaller homes, reducing production cycle times and direct construction costs, and targeting our pricing to median income levels in our served markets. We believe making our homes more affordable to our core customer base, with corresponding decreases in our production costs, will help us compete with resales and foreclosures, generate revenues and maintain our margins during the current housing market downturn and position us for longer-term profit growth.

•	Restoring the profitability of our homebuilding operations by continuing to align our cost structure with the expected size and growth of our business, generating and preserving free cash flow and maximizing the performance of our invested capital.

Marketing Strategy.  Our marketing strategy focuses on differentiating the KB Home brand from resale homes and from homes sold through foreclosures and by other builders. We believe that our Built to OrderTM message generates a high perceived value for our products and our company among consumers. Built to Order emphasizes our unique process of partnering with our homebuyers to create a home built to their individual preferences as to a home design, layout, square footage and homesite location, and to personalize their home interiors with features and amenities that meet their needs and interests. Built to Order serves as the consumer face of core elements of our KBnxt operational business model and ensures that our marketing strategy and advertising campaigns are closely aligned with our overall operational focus.

Our KB Home Studios are integral to our Built to Order approach to homebuying. These large showrooms allow our homebuyers to select from thousands of product and design options available for purchase as part of the original construction of their homes. The coordinated efforts of our sales representatives and KB Home Studio consultants are intended to provide high levels of customer satisfaction and lead to enhanced customer retention and referrals.

We are further differentiating the KB Home brand with an industry-leading environmental commitment. In 2008, we launched our My Home. My Earth.® environmental initiative that is focused on the challenge of becoming a leading environmentally friendly national company and issued our first sustainability report. In 2008, we were the first national homebuilder to commit to installing exclusively ENERGY STARTM appliances in all of our new homes. We also offer our homebuyers an extensive line of high-value, low-cost products through our KB Home Studios that can help minimize the environmental impact of the homes they purchase.

During 2008, we continued to focus our marketing initiatives on first-time, first move-up and active adult homebuyers. These historically have been our core customers and it is among these groups that we see the greatest potential for future home sales.

In 2009, our efforts to differentiate the value proposition of the KB Home Built to Order homebuying experience will continue with the introduction of new home designs that meet evolving market trends. We also will continue to develop and promote our environmental sustainability initiatives.

Sales Strategy.  To ensure the consistency of our message and adherence to our Built to Order approach, sales of our homes are carried out by in-house teams of sales representatives who work personally with each homebuyer to create a one-of-a-kind home that meets the homebuyer’s style and budget.

Customer Service and Quality Control

Customer satisfaction is a high priority for us. We are committed to building and delivering quality homes. Our on-site construction supervisors perform regular pre-closing quality checks during the construction process to ensure our homes meet our quality standards and our homebuyers’ expectations. We have personnel who are responsible for responding to homebuyers’ post-closing needs, including warranty claims. We believe prompt and courteous responses to homebuyers’ needs throughout the homebuying process reduces post-closing repair costs, enhances our reputation for quality and service, and helps encourage repeat and referral business from homebuyers and the real estate community. Our goal is for our customers to be 100% satisfied with their new homes.

We provide a limited warranty on all of our homes. The specific terms and conditions vary depending on the market where we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of a home.

Local Expertise

To maximize our KBnxt operational business model’s effectiveness and help ensure its consistent execution, our employees are continuously trained on KBnxt operational principles and evaluated based on their achievement of relevant KBnxt operational objectives. We also believe that our business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities that meet local demand, to anticipate consumer tastes in specific markets and to assess local regulatory environments. Accordingly, we operate our business through local divisions with trained personnel who have local market expertise. We have experienced management teams in each of our divisions. Although we have centralized certain functions (such as marketing, advertising, legal, materials purchasing, purchasing administration, product development, architecture and accounting) to benefit from economies of scale, our local management exercises considerable autonomy in identifying land acquisition opportunities, developing product and sales strategies, conducting product operations and controlling costs.

Community Development and Land Inventory Management

Our community development process generally consists of four phases: land acquisition, land development, home construction and sale. Historically, the completion time of our community development process has ranged from six to 24 months in our West Coast segment to a somewhat shorter duration in our other homebuilding segments. The length of the community development process varies based on, among other things, the extent of government approvals required, the overall size of the community, necessary site preparation activities, weather conditions and marketing results.

Although they vary significantly, our communities typically consist of 50 to 250 lots ranging in size from 1,300 to 20,000 square feet. Depending on the community, we offer from two to five model home designs and premium lots often containing more square footage, better views or location benefits. Our goal is to own or control enough lots to meet our forecasted production goals over the next three to four years.

Land Acquisition and Land Development.  We are currently focused on maintaining a strong balance sheet and positioning ourselves for future growth. Significant land acquisitions are not currently a strategic priority, but we will consider attractive opportunities as they arise. When we do acquire and develop land, we do so consistent with our KBnxt operational business model, which focuses on obtaining land containing fewer than 250 lots that are entitled and either physically developed (referred to as “finished lots”) or partially finished. Acquiring finished or partially finished lots enables us to construct and deliver homes shortly after the land is acquired with minimal additional development expenditures. This is a more efficient way to use our working capital and reduces the operating risks associated with having to develop and/or entitle land, such as unforeseen improvement costs and/or changes in market conditions. However, depending on market conditions, we may acquire undeveloped and/or unentitled land. We expect that the overall balance of undeveloped, unentitled, entitled and finished lots in our inventory will vary over time.

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

We generally structure our land purchases and development activities to minimize or to defer the timing of cash and capital expenditures, which enhances returns associated with new land investments. While we use a variety of techniques to accomplish this, as further described below, we typically use agreements that give us an option right to purchase land at a future date at a fixed price for a small or no initial deposit payment. Our decision to exercise a particular option right is based on the results of due diligence and continued market viability analysis we conduct after entering into an agreement. In some cases, our decision to exercise an option may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental approvals, and/or physically developing the land by a pre-determined date to allow us to build homes relatively quickly. Depending on the circumstances, our initial deposit payment for an option right may or may not be refundable to us if we do not purchase the underlying land.

In addition to acquiring land under option agreements, we may acquire land under agreements that condition our purchase obligation on our satisfaction with the feasibility of developing the land and selling homes on the land by a certain future date, consistent with our investment standards. Our option and other purchase agreements may also allow us to phase our land purchases and/or lot development over a period of time and/or upon the satisfaction of certain conditions. We may also acquire land with seller financing that is non-recourse to us, or by working in conjunction with third-party land developers. Our land option contracts generally do not contain provisions requiring our specific performance.

As previously noted, under our KBnxt operational business model, we generally attempt to minimize our land development costs by focusing on acquiring finished or partially finished lots. Where we purchase unentitled and unimproved land, we typically use option agreements as described above and during the option period perform technical, environmental, engineering and entitlement feasibility studies, while we seek to obtain necessary governmental approvals and permits. These activities are sometimes done with the seller’s assistance and/or at the seller’s cost. The use of option arrangements in this context allows us to conduct these development-related activities while minimizing our inventory levels and overall financial commitments, including interest and other carrying costs. It also improves our ability to accurately estimate development costs prior to incurring them, an important element in planning communities and pricing homes.

Before we commit to any land purchase or dispose of any interest in land we hold, our senior corporate management carefully evaluates each asset based on the results of our local specialists’ due diligence and a set of strict financial measures, including, but not limited to, gross margin analyses and specific discounted, after-tax cash flow internal rate of return requirements. Potential land acquisition or disposal transactions are subject to review and approval by our corporate land committee, which is composed of senior corporate and regional management. The stringent criteria guiding our land acquisition and disposition decisions have resulted in our maintaining inventory in areas that we believe generally offer better returns for lower risk, and lower cash and capital investment.

In light of difficult market conditions, we have sold some of our land and interests in land and have abandoned a portion of our options to acquire land. Consistent with our KBnxt operational business model, we determined that these properties no longer met our strategic needs or our internal investment standards. If market conditions remain challenging, as we expect, we may sell more of our land and interests in land, and we may abandon or try to sell more options to acquire land.

The following table shows the number of inventory lots we owned, in various stages of development, or controlled under option contracts in our homebuilding segments as of November 30, 2008 and 2007. The table does not include approximately 316 acres optioned as of November 30, 2008 and 376 acres optioned as of November 30, 2007 that had not yet been approved for subdivision into lots.

							Total Lots
	Homes/Lots in		Land Under		Lots Under		Owned or
	Production		Development		Option		Under Option
	2008	2007	2008	2007	2008	2007	2008	2007

West Coast	7,257	8,174	1,826	2,961	1,018	3,598	10,101	14,733
Southwest	4,853	7,059	1,784	2,866	3,551	5,743	10,188	15,668
Central	7,643	9,944	2,454	3,257	1,840	2,472	11,937	15,673
Southeast	5,326	7,916	4,369	2,888	5,102	8,830	14,797	19,634

Total	25,079	33,093	10,433	11,972	11,511	20,643	47,023	65,708

Reflecting our geographic diversity and balanced operations, as of November 30, 2008, 22% of the lots we owned or controlled were located in the West Coast reporting segment, 22% were in the Southwest reporting segment, 25% were in the Central reporting segment, and 31% were in the Southeast reporting segment.

The following table shows the dollar value of inventory we owned in various stages of development or controlled under option contracts in our homebuilding segments as of November 30, 2008 and 2007 (in thousands):

							Total Lots
	Homes/Lots in		Land Under		Lots Under		Owned or
	Production		Development		Option		Under Option
	2008	2007	2008	2007	2008	2007	2008	2007

West Coast	$854,522	$1,020,637	$52,339	$192,790	$68,600	$199,396	$975,461	$1,412,823
Southwest	192,530	491,098	96,073	161,820	24,673	34,357	313,276	687,275
Central	300,454	420,811	38,688	59,802	53,358	53,248	392,500	533,861
Southeast	252,541	464,922	127,241	131,009	45,697	82,530	425,479	678,461

Total	$1,600,047	$2,397,468	$314,341	$545,421	$192,328	$369,531	$2,106,716	$3,312,420

Home Construction and Sale.  Following the purchase of land and, if necessary, the completion of the entitlement process, we typically begin marketing homes for sale and constructing model homes. The time required for construction of our homes depends on the weather, time of year, local labor supply, availability of materials and supplies and other factors. To minimize the costs and risks of standing inventory, we generally begin construction of a home only when we have signed a purchase contract with a homebuyer. However, cancellations of home purchase contracts prior to the delivery of the underlying homes may cause us to have standing inventory of completed or partially completed homes.

We act as the general contractor for the majority of our communities and hire subcontractors for all production activities. The use of subcontractors enables us to reduce our investment in direct labor costs, equipment and facilities. Where practical, we use mass production techniques and pre-made, standardized components and materials to streamline the on-site production process. We have also developed programs for national and regional purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs through improved pricing and, where available, participation in manufacturers’ or suppliers’ rebate programs. As part of our My Home. My Earth. environmental initiative, we have begun to integrate products, materials and construction practices into our home building process in certain areas to reduce the environmental impact of our operations and the homes we build. At all stages of production, our administrative and on-site supervisory personnel coordinate the activities of subcontractors and subject their work to quality and cost controls. As part of our KBnxt operational business model, we also emphasize even-flow production methods to enhance the quality of our homes and minimize production costs.

Backlog

We sell our homes under standard purchase contracts, which generally require a customer deposit at the time of signing. The amount of the deposit required varies among markets and communities. Homebuyers are also generally required to pay additional deposits when they select options or upgrades for their homes. Most of our home purchase contracts stipulate that if a homebuyer cancels a contract with us, we have the right to retain the homebuyer’s deposits. However, we generally permit homebuyers to cancel their obligations and obtain refunds of all or a portion of their deposits in the event mortgage financing cannot be obtained within a period of time, as specified in their contract.

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

Our backlog at November 30, 2008, excluding unconsolidated joint ventures, consisted of 2,269 homes, down 64% from the 6,322 homes in backlog at year-end 2007. Our backlog represented future housing revenues of approximately $521.4 million at November 30, 2008 and $1.50 billion at November 30, 2007. Our backlog ratio was 82% for the fourth quarter of 2008 and 68% for the fourth quarter of 2007, as we experienced fewer cancellations in the fourth quarter of 2008. (Backlog ratio is defined as homes delivered as a percentage of beginning backlog in the quarter.)

The significant decrease in backlog levels in 2008 reflects the aggregate impact over the past several quarters of successive negative year-over-year net order results, lower average selling prices, and our strategic initiatives to reduce our inventory and active community counts to align with reduced housing market activity. Our net orders declined 58% to 8,274 in 2008 from 19,490 in 2007. Our average cancellation rate based on net orders in 2008 was 41%, compared to an average of 42% in 2007. During the fourth quarter of 2008, our net orders decreased 50% from the fourth quarter of 2007, with decreases occurring in each of our homebuilding segments. The lower level of net orders reflects our reduced active community counts compared to the year-earlier fourth quarter, as well as our strategic decisions to wind down or exit certain communities as backlog is delivered and to discontinue product in particular communities as part of a product transition initiative.

The following table shows homes delivered, net orders, cancellation rates (based on gross orders) and ending backlog by reporting segment and with respect to our unconsolidated joint ventures for each quarter during the years ended November 30, 2008 and 2007:

						Unconsolidated
	West Coast	Southwest	Central	Southeast	Total	Joint Ventures
Homes delivered
2008
First	614	740	899	675	2,928	75
Second	603	534	863	810	2,810	74
Third	731	425	745	887	2,788	45
Fourth	1,024	694	841	1,353	3,912	68

Total	2,972	2,393	3,348	3,725	12,438	262

2007
First	895	1,185	1,427	1,629	5,136	8
Second	950	1,061	1,236	1,529	4,776	11
Third	1,252	1,133	1,433	1,881	5,699	13
Fourth	1,860	1,476	2,214	2,582	8,132	95

Total	4,957	4,855	6,310	7,621	23,743	127

Net orders
2008
First	539	186	231	493	1,449	48
Second	977	760	964	1,499	4,200	131
Third	361	282	506	180	1,329	39
Fourth	375	207	353	361	1,296	17

Total	2,252	1,435	2,054	2,533	8,274	235

2007
First	1,467	1,108	1,333	1,836	5,744	85
Second	1,673	1,437	1,903	2,252	7,265	109
Third	713	604	1,370	1,220	3,907	79
Fourth	679	482	660	753	2,574	9

Total	4,532	3,631	5,266	6,061	19,490	282

Cancellation Rates
2008
First	41%	56%	70%	50%	53%	45%
Second	29%	21%	31%	26%	27%	24%
Third	48%	37%	43%	74%	51%	57%
Fourth	42%	40%	48%	50%	46%	71%

Total	38%	34%	45%	43%	41%	43%

2007
First	28%	34%	40%	34%	34%	19%
Second	30%	30%	39%	33%	34%	25%
Third	57%	51%	47%	49%	50%	43%
Fourth	58%	55%	61%	57%	58%	92%

Total	41%	40%	45%	41%	42%	44%

Ending backlog — homes
2008
First	1,115	752	1,343	1,633	4,843	182
Second	1,489	978	1,444	2,322	6,233	239
Third	1,119	835	1,205	1,615	4,774	233
Fourth (a)	581	348	717	623	2,269	71

2007
First	2,187	2,453	2,961	3,582	11,183	131
Second	2,910	2,829	3,628	4,305	13,672	229
Third	2,371	2,300	3,565	3,644	11,880	295
Fourth	1,190	1,306	2,011	1,815	6,322	209

						Unconsolidated
	West Coast	Southwest	Central	Southeast	Total	Joint Ventures
Ending backlog — value, in thousands
2008
First	$438,505	$179,114	$236,725	$376,872	$1,231,216	$77,196
Second	516,073	222,279	260,404	467,141	1,465,897	101,748
Third	391,525	190,279	230,154	321,321	1,133,279	136,918
Fourth (a)	211,713	74,488	120,954	114,231	521,386	33,192

2007
First	$1,054,825	$640,856	$494,429	$846,070	$3,036,180	$42,401
Second	1,357,973	733,211	633,775	1,012,098	3,737,057	84,773
Third	1,042,194	590,711	599,400	834,588	3,066,893	108,821
Fourth	466,726	313,120	312,952	406,037	1,498,835	80,523

(a)	Ending backlog amounts have been adjusted to reflect the consolidation of previously unconsolidated joint ventures during the fourth quarter of 2008.

Land and Raw Materials

We currently own or control enough land to meet our forecasted production goals for approximately the next three to four years, and believe that we will be able to acquire land on acceptable terms for our anticipated future needs. However, as discussed above, we have recently sold some of our land and abandoned options to purchase land in order to balance our holdings with current and forecasted market conditions and we may sell additional land or land interests in 2009. In 2008, our land sales generated $82.9 million of revenues and $82.8 million of pretax losses, including $86.2 million of impairments. Our land option contract abandonments resulted in pretax, noncash charges of $40.9 million in 2008.

The principal raw materials used in the construction of our homes are concrete and forest products. In addition, we use a variety of other construction materials in the homebuilding process, including sheetrock, plumbing and electrical items. We attempt to maintain efficient operations by using pre-made, standardized materials that are commercially available on competitive terms from a variety of sources. In addition, our centralized or regionalized purchasing of certain building materials, appliances and fixtures allows us to benefit from large quantity purchase discounts and, in some cases, manufacturer or supplier rebates. When possible, we make bulk purchases of these products at favorable prices from manufacturers and suppliers and often instruct subcontractors to submit bids based on these prices.

Customer Financing

On-site representatives at our communities facilitate sales by offering to arrange mortgage financing for prospective homebuyers through our Countrywide KB Home Loans retail mortgage banking joint venture. Although our homebuyers may obtain financing from any qualified lender, we believe that the ability of Countrywide KB Home Loans to offer customers a variety of financing options on competitive terms as a part of the on-site sales process is an important factor in completing sales. This includes both fixed and adjustable rate mortgages under conventional, FHA-insured and VA-guaranteed mortgages, and mortgages through revenue bond programs sponsored by states and municipalities. Countrywide KB Home Loans originated loans for 80% of our customers who obtained mortgage financing in 2008 and 72% in 2007.

Discontinued Operations

In July 2007, we sold our 49% interest in our publicly traded French subsidiary, Kaufman and Broad, S.A. (“KBSA”). The disposition of the French operations enabled us to invest additional resources in our domestic homebuilding operations and we have since operated exclusively in the United States. The sale generated total gross proceeds of $807.2 million and a pretax gain of $706.7 million ($438.1 million net of income taxes). As a result of the sale, the French operations are presented as discontinued operations in our consolidated financial statements in 2007 and 2006.

Employees

We employ a trained staff of land acquisition specialists, architects, planners, engineers, construction supervisors, marketing and sales personnel, and finance and accounting personnel, supplemented as necessary by outside consultants, who guide the development of our communities from their conception through the marketing and sale of completed homes.

At December 31, 2008, we had approximately 1,600 full-time employees in our operations, compared to approximately 3,100 at December 31, 2007. None of our employees are represented by a collective bargaining agreement.

Competition and Other Factors

We believe the use of our KBnxt operational business model, particularly the aspects that involve gaining a deeper understanding of customer interests and needs and offering a wide range of choices to homebuyers, provides us with long-term competitive advantages. The housing industry is highly competitive, and we compete with numerous homebuilders ranging from regional and national firms to small local builders primarily on the basis of price, location, financing, design, reputation, quality and amenities. In addition, we compete with housing alternatives other than new homes, including resale homes, foreclosed homes and rental housing. In certain markets and at times when housing demand is high, we also compete with other builders to hire subcontractors.

During 2008, difficult operating conditions prevailed across most U.S. housing markets. The supply of unsold homes in the marketplace increased substantially, exacerbated by record-high mortgage defaults and foreclosures. Many consumers were no longer able to afford their mortgage payments or were unable to refinance homes when their principal payments became due. Meanwhile, demand for new homes was constrained by weak consumer confidence, a downturn in the general economy and job markets, and tightening consumer mortgage lending standards. This protracted supply/demand imbalance intensified competition among homebuilders for orders throughout the year and produced relentless downward pressure on home prices. We expect this tough market environment to continue, and possibly worsen, in 2009.

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

Regulation and Environmental Matters

As part of our due diligence process for all land acquisitions, our policy is to use third-party environmental consultants to investigate for environmental risks and to require disclosure from land sellers of known environmental risks. Despite these precautions, there can be no assurance that we will avoid material liabilities relating to the removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned by us. No estimate of any potential liabilities can be made although we may, from time to time, purchase property that requires modest environmental clean-up costs after appropriate due diligence. In such instances, we take steps prior to acquisition to gain assurance as to the precise scope of work required and the costs associated with removal, site restoration and/or monitoring, using detailed investigations performed by environmental consultants. To the extent contamination or other environmental issues have occurred in the past, we will attempt to recover restoration costs from third parties, such as the generators of hazardous waste, land sellers or others in the prior chain of title and/or their insurers. Based on these practices, we anticipate that it is unlikely that environmental clean-up costs will have a material effect on our future consolidated financial position or results of operations. We have not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by us are identified by the U.S. Environmental Protection Agency (“EPA”) as being a “Superfund” clean-up site requiring remediation, which could have a material effect on our future consolidated financial position or results of operations. Costs associated with the use of environmental consultants are not material to our consolidated financial position or results of operations.

Access to Our Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make our public SEC filings available, at no cost, through our website http://www.kbhome.com, as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. We will also provide these reports in electronic or paper format free of charge upon request made to our investor relations department at investorrelations@kbhome.com or at our principal executive offices. Our SEC filings are also available to the public over the Internet at the SEC’s website at http://www.sec.gov. The public may also read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Item 1A.  RISK FACTORS

The following important factors could adversely impact our business. These factors could cause our actual results to differ materially from the forward-looking and other statements (i) we make in registration statements, periodic reports and other filings with the SEC and from time to time in our news releases, annual reports and other written reports or communications, and (ii) made orally from time to time by our representatives.

The homebuilding industry is experiencing a prolonged and severe downturn that may continue for an indefinite period and adversely affect our business and results of operations compared to prior periods.

In 2008 and 2007, many of our served markets and the U.S. homebuilding industry as a whole continued to experience a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale, conditions that generally began in 2006. In many markets, a rapid increase in new and existing home prices in the years leading up to and including 2006 reduced housing affordability relative to consumer incomes and tempered buyer demand. At the same time, investors and speculators reduced their purchasing activity and instead stepped up their efforts to sell residential property they had earlier acquired. These trends, which were more pronounced in markets that had experienced the greatest levels of price appreciation, resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives, price concessions and other marketing efforts to close home sales in 2008 and 2007 compared to the past several years. In 2008 and 2007, these negative supply and demand trends were exacerbated by increasing foreclosure activity that reached successive record highs, a severe downturn in general economic conditions, weakening employment trends, turmoil in credit and consumer lending markets and tighter lending standards.

Reflecting the impact of this difficult environment, we, like many other homebuilders, experienced a large drop in net orders, a decline in the average selling price of new homes sold and a reduction in our margins in 2008 and 2007 relative to prior years, and generated operating losses. We can provide no assurances that the homebuilding market will improve in the near future. In fact, we expect the weakness to continue, and possibly worsen, in 2009 and have a corresponding adverse effect on our business and our results of operations, including, but not limited to, lower home sales and revenues.

Further tightening of mortgage lending or mortgage financing requirements or further turmoil in credit and mortgage lending markets could adversely affect the availability of credit for some potential purchasers of our homes and thereby reduce our sales.

During 2008 and 2007, the mortgage lending and mortgage finance industries experienced significant instability due to, among other things, delinquencies, defaults and foreclosures on home loans and a resulting decline in their market value, particularly subprime and adjustable-rate loans. A number of providers, purchasers and insurers of such loans have gone out of business or exited the market. In light of these developments, lenders, investors, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity, increased credit risk premiums and regulatory actions. Deterioration in credit quality among subprime, adjustable-rate and other nonconforming loans has caused most lenders to stop offering such loan products. Fewer loan products and providers and tighter loan qualifications in turn make it more difficult for some categories of borrowers to finance the purchase of our homes or the purchase of existing homes from potential move-up buyers who wish to purchase one of our homes. In general, these developments have resulted in a reduction in demand for our homes and slowed any general improvement in the housing market. Furthermore, they have resulted in a reduction in demand for the mortgage loans originated through our Countrywide KB Home Loans joint venture. These reductions in demand have had, and are expected to continue to have, a materially adverse effect on our business and results of operations in 2009.

Many of our homebuyers obtain financing for their home purchases from Countrywide KB Home Loans. Our partner, a Bank of America, N.A. subsidiary, provides the loan products that the joint venture offers to our homebuyers. If our partner refuses or is unable to make loan products available to the joint venture to provide to our homebuyers, our results of operations may be adversely affected.

Our strategies in responding to the adverse conditions in the homebuilding industry have had limited success, and the continued implementation of these and other strategies may not be successful.

While we have been successful in generating positive operating cash flow and reducing our inventories in 2008 and 2007, we have done so at significantly reduced gross profit levels and have incurred significant asset impairment charges. Moreover, many of our strategic initiatives to generate cash and reduce our inventories have involved lowering overhead through workforce reductions, for which we incurred significant costs, and reducing our active community counts through strategic wind downs or market exits, curbs in development and sales of land interests. These strategic steps have resulted in our generating successively fewer net orders, homes delivered and revenues compared to prior periods, and contributed to the net losses we recognized in 2008 and 2007. Also, in 2008, notwithstanding our sales strategies, we continued to experience volatility in cancellations of home purchase contracts. We believe that the volatile cancellation rates largely reflected a decrease in homebuyer confidence based on sustained home price declines, increased offerings of sales incentives in the marketplace for both new and existing homes and generally poor economic conditions, all of which prompted homebuyers to forgo or delay home purchases. The more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also led to lower demand for new homes and higher cancellations. Many of these factors affecting new orders and cancellation rates are beyond our control. It is uncertain how long these factors, and the reduced sales levels and volatility in cancellations we have experienced will continue. To the extent that they do, we expect that they will have a negative effect on our business and our results of operations.

Our business is cyclical and is significantly affected by changes in general and local economic conditions.

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•	short- and long-term interest rates;

•	the availability of financing for homebuyers;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	U.S. and global financial system and credit market stability;

•	private and federal mortgage financing programs and federal and state regulation of lending practices;

•	federal and state income tax provisions, including provisions for the deduction of mortgage interest payments;

•	housing demand from population growth and demographic changes, among other factors;

•	the supply of available new or existing homes and other housing alternatives, such as apartments and other residential rental property;

•	employment levels and job and personal income growth; and

•	real estate taxes.

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate. In 2008 and 2007, unfavorable changes in many of these factors negatively affected all of our served markets, and we expect the widespread nature of the downturn in the housing market to continue in 2009. A continued downturn in the economy would likely worsen the unfavorable trends the housing market experienced in 2008 and 2007.

Weather conditions and natural disasters, such as earthquakes, hurricanes, tornadoes, floods, droughts, fires and other environmental conditions, can also impair our homebuilding business on a local or regional basis. Civil unrest or acts of terrorism can also have a negative effect on our business.

Fluctuating lumber prices and shortages, as well as shortages or price fluctuations in other building materials or commodities, can have an adverse effect on our business. Similarly, labor shortages or unrest among key trades, such as carpenters, roofers, electricians and plumbers, can delay the delivery of our homes and increase our costs.

The potential difficulties described above can cause demand and prices for our homes to diminish or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because of market conditions and because the price of each home we sell is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction begins. The potential difficulties described above could cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether. In fact, reflecting the difficult conditions in our served markets, we continued to experience volatile home purchase contract cancellation rates in 2008 and we may experience similar volatility in 2009.

Supply shortages and other risks related to demand for building materials and/or skilled labor could increase costs and delay deliveries.

There is a high level of competition in the homebuilding industry for skilled labor and building materials. Increased costs or shortages in building materials or skilled labor could cause increases in construction costs and construction delays. We generally are unable to pass on increases in construction costs to customers who have already entered into home purchase contracts, as the purchase contracts generally fix the price of the home at the time the contract is signed, and may be signed well in advance of when construction commences. Further, we may not be able to pass on increases in construction costs because of market conditions. Sustained increases in construction costs due, among other things, to pricing competition for materials and skilled labor may, over time, decrease our margins.

Inflation may adversely affect us by increasing costs that we may not be able to recover, particularly if sales prices decrease.

Inflation can have a long-term impact on us because increasing costs of land, materials and skilled labor may call for us to increase sales prices of homes in order to maintain satisfactory margins. However, if the current challenging and highly competitive conditions in the homebuilding market persist, we may further decrease prices in an attempt to stimulate sales volume. Our lowering of sales prices, in addition to impacting our margins on new homes, may also reduce the value of our land inventory and make it more difficult for us to recover the full cost of previously purchased land with new home sales prices or, if we choose, in disposing of land assets. In addition, depressed land values may cause us to forfeit deposits on land option contracts if we cannot satisfactorily renegotiate the purchase price of the optioned land. We may incur noncash charges for inventory impairments if the value of our owned inventory is reduced or for land option contract abandonments if we choose not to exercise land option contracts.

Reduced home sales may impair our ability to recoup development costs or force us to absorb additional costs.

We incur many costs even before we begin to build homes in a community. Depending on the stage of development, these include costs of preparing land, finishing and entitling lots, and installing roads, sewage and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes. Reducing the rate at which we build homes extends the length of time it takes us to recover these costs. Also, we frequently acquire options to purchase land and make deposits that may be forfeited if we do not exercise the options within specified periods. Because of current market conditions, we have strategically terminated some of these options, resulting in the forfeiture of deposits and unrecoverable due diligence and development costs.

The value of the land and housing inventory we own or control may fall significantly and our profits may decrease.

The value of the land and housing inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, such inventory. The market value of our land inventory can vary considerably because there is often a significant amount of time between our initial acquisition or optioning of land and the delivery of homes on that land. The downturn in the housing market has caused the fair value of certain of our owned or controlled inventory to fall, in some cases well below the estimated fair value at the time we acquired it. Because of our assessments of fair value, we have been required to write down the carrying value of certain of our inventory, including certain inventory that we have previously written down, and take corresponding noncash charges against our earnings to reflect the impaired value. We have also abandoned our interests in certain land inventory that no longer meets our internal investment standards, which also required us to take noncash charges. If the current downturn in the housing market continues, we may need to take additional charges against our earnings for inventory impairments or land option contract abandonments, or both. Any such noncash charges would have an adverse effect on our consolidated results of operations.

Some homebuyers may cancel their home purchases because the required deposits are small and generally refundable.

Our backlog numbers reflect the number of homes for which we have entered into a purchase contract with a customer but not yet delivered the home. Our home purchase contracts typically require only a small deposit, and in many states, the deposit is fully refundable at any time prior to closing. If the prices for new homes decline, competitors increase their use of sales incentives, interest rates increase, the availability of mortgage financing diminishes or there is a further downturn in local or regional economies or the national economy, homebuyers may terminate their existing home purchase contracts with us in order to negotiate for a lower price, explore other options or because they cannot, or become reluctant to, complete the purchase. In 2008, 2007 and 2006, we experienced elevated and volatile cancellation rates, in part because of these reasons. Continued elevated and volatile cancellation rates due to these conditions, or otherwise, could have an adverse effect on our business and our results of operations.

Our long-term success depends on the availability of improved lots and undeveloped land that meet our land investment criteria.

The availability of finished and partially developed lots, and undeveloped land for purchase that meet our internal investment standards depends on a number of factors outside of our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, zoning, allowable housing density and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of attractive land could increase, perhaps substantially, which could adversely impact our results of operations including, but not limited to, our margins.

Home prices and sales activity in the particular markets and regions in which we do business affect our results of operations because our business is concentrated in these markets.

Home prices and sales activity in some of our key served markets have declined from time to time for market-specific reasons, including adverse weather, lack of affordability or economic contraction due to, among other things, the failure or decline of key industries and employers. If home prices or sales activity decline in one or more of our key served markets, particularly in Arizona, California, Florida, Nevada or Texas, our costs may not decline at all or at the same rate and, as a result, our overall results of operations may be adversely affected.

Interest rate increases or changes in federal lending programs or regulation could lower demand for our homes.

Nearly all of our customers finance the purchase of their homes. Prior to 2006, historically low interest rates and the increased availability of specialized mortgage products, including mortgage products requiring no or low down payments, and interest-only and adjustable rate mortgages, had made homebuying more affordable for a number of customers and more available to customers with lower credit scores. Increases in interest rates or decreases in the availability of mortgage financing or of certain mortgage programs, as discussed above, may lead to fewer mortgage loans being provided, higher down payment requirements or monthly mortgage costs, or a combination of the foregoing, and, as a result, reduce demand for our homes.

Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide our customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for adequate financing.

Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of such government-backed financing could reduce our home sales and adversely affect our results of operations. This may occur as a result of the federal government’s conservatorship of Fannie Mae and Freddie Mac in 2008.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income, subject to various limitations, under current tax law and policy. If the federal government or a state government changes income tax laws, as some policy makers have discussed recently, by eliminating or substantially reducing these income tax benefits, the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for and/or sales prices of new homes.

We are subject to substantial legal and regulatory requirements regarding the development of land, the homebuilding process and protection of the environment, which can cause us to suffer delays and incur costs associated with compliance and which can prohibit or restrict homebuilding activity in some regions or areas.

Our homebuilding business is heavily regulated and subject to an increasing amount of local, state and federal regulation concerning zoning, resource protection and other environmental impacts, building design, construction and similar matters. These regulations often provide broad discretion to governmental authorities that oversee these matters, which can result in unanticipated delays or increases in the cost of a specified project or a number of projects in particular markets. We may also experience periodic delays in homebuilding projects due to building moratoria and permitting requirements in any of the areas in which we operate.

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment, and recently entered into a consent decree with the EPA and certain states concerning our storm water pollution prevention practices. These laws and regulations and the consent decree may cause delays in construction and delivery of new homes, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. In addition, environmental laws may impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The presence of those substances on our properties may prevent us from selling our homes and we may also be liable, under applicable laws and regulations or lawsuits brought by private parties, for hazardous or toxic substances on properties and lots that we have sold in the past.

Further, a significant portion of our business is conducted in California, one of the most highly regulated and litigious states in the country. Therefore, our potential exposure to losses and expenses due to new laws, regulations or litigation may be greater than other homebuilders with a less significant California presence.

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

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable land, financing, building materials, skilled management and trade labor. We compete in each of our served markets with other local, regional and national homebuilders, including those with a sales presence on the Internet, often within larger subdivisions containing portions designed, planned and developed by such homebuilders. These homebuilders may also have long-standing relationships with local labor, materials suppliers or land sellers, which may provide an advantage in their respective regions or local markets. We also compete with other housing alternatives, such as existing home sales (including existing homes sold through foreclosures) and rental housing. The competitive conditions in the homebuilding industry can result in:

•	our delivering fewer homes;

•	our selling homes at lower selling prices;

•	our offering or increasing sales incentives, discounts or price concessions;

•	our experiencing lower profit margins;

•	declining new home sales or increasing cancellations by homebuyers of their home purchase contracts with us;

•	impairments in the value of our inventory and other assets;

•	difficulty in acquiring desirable land that meets our investment return criteria, and in selling our interests in land that no longer meet such criteria on favorable terms;

•	difficulty in our acquiring raw materials and skilled management and labor at acceptable prices; or

•	delays in construction of our homes.

These competitive conditions may adversely affect our business and financial results by decreasing our revenues, increasing our costs and/or diminishing growth in our local or regional homebuilding business. In the current downturn in the homebuilding industry, the reactions of our new home and housing alternative competitors are reducing the effectiveness of our efforts to achieve pricing stability, generate home sales, and reduce our inventory levels.

Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.

In the ordinary course of our homebuilding business, we are subject to home warranty and construction defect claims. We record warranty and other reserves for the homes we sell based on historical experience in our served markets and our judgment of the risks associated with the types of homes we build. We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through our captive insurance subsidiary, we reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits, based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all our warranty and construction defect claims in the future, or that any potential inadequacies will not have an adverse affect on our results of operations. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. There can be no assurance that coverage will not be further restricted, increasing our risks, and become more costly.

Because of the seasonal nature of our business, our quarterly operating results fluctuate.

We have experienced seasonal fluctuations in our quarterly operating results. We typically do not commence significant construction on a home before a home purchase contract has been signed with a homebuyer. Historically, a significant percentage of our home purchase contracts are entered into in the spring and summer months, and a corresponding significant percentage of our deliveries occur in the fall and winter months. Construction of our homes typically requires approximately four months and weather delays that often occur in late winter and early spring may extend this period. As a result of these combined factors, we historically have experienced uneven quarterly results, with lower revenues and operating income generally during the first and second quarters of the year. However, the increasingly challenging market conditions we experienced in 2008 resulted in lower sales in the spring and summer months and correspondingly lower deliveries in the fall and winter months as compared to 2007. With the current difficult market conditions expected to continue into 2009, we can make no assurances that our normal seasonal patterns will occur in the near future.

Failure to comply with the covenants and conditions imposed by the agreements governing our indebtedness could restrict future borrowing or cause our debt to become immediately due and payable.

Our Credit Facility and the indenture governing our outstanding public notes impose restrictions on our operations and activities. The restrictions primarily relate to cash dividends, stock repurchases, incurrence of indebtedness, creation of liens and asset dispositions, defaults with respect to other debt obligations and require maintenance of a maximum debt to equity (or leverage) ratio, a minimum interest coverage ratio, and a minimum level of tangible net worth. If we fail to comply with these restrictions or covenants, the holders of those debt instruments or the banks, as appropriate, could cause our debt to become due and payable prior to maturity or could demand that we compensate them for waiving instances of noncompliance. In addition, a default under the indenture for any of our notes or our Credit Facility could cause a default with respect to our other notes or the Credit Facility, as the case may be, and result in the acceleration of the maturity of all such defaulted indebtedness and our inability to borrow under the Credit Facility, which would have a significant adverse effect on our ability to invest in and grow our business. Moreover, we may curtail our investment activities and other uses of cash to maintain compliance with these restrictions and covenants.

We participate in certain unconsolidated joint ventures where we may be adversely impacted by the failure of the unconsolidated joint venture or the other partners in the unconsolidated joint venture to fulfill their obligations.

We have investments in and commitments to certain unconsolidated joint ventures with unrelated strategic partners to acquire and develop land and, in some cases, build and deliver homes. To finance these activities, our unconsolidated joint ventures often obtain loans from third-party lenders that are secured by the unconsolidated joint venture’s assets. In certain instances, we and the other partners in an unconsolidated joint venture provide guarantees and indemnities to lenders with respect to the unconsolidated joint venture’s debt, which may be triggered under certain conditions when the unconsolidated joint venture fails to fulfill its obligations under its loan agreements. Because we do not have a controlling interest in these unconsolidated joint ventures, we depend heavily on the other partners in each unconsolidated joint venture to both (i) cooperate and make mutually acceptable decisions regarding the conduct of the business and affairs of the unconsolidated joint venture and (ii) ensure that they, and the unconsolidated joint venture, fulfill their respective obligations to us and to third parties. If the other partners in our unconsolidated joint ventures do not provide such cooperation or fulfill these obligations due to their financial condition, strategic business interests (which may be contrary to ours), or otherwise, we may be required to spend additional resources (including payments under the guarantees we have provided to the unconsolidated joint ventures’ lenders) and suffer losses, each of which could be significant. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to potential legal defenses they may have, their respective financial condition and other circumstances.

The downturn in the housing market and the continuation of the disruptions in the credit markets could limit our ability to access capital and increase our costs of capital or stockholder dilution.

We have historically funded our homebuilding and financial services operations with internally generated cash flows and external sources of debt and equity financing. However, during this downturn in the housing market, we have relied primarily on the positive operating cash flow we have generated to meet our working capital needs and repay outstanding indebtedness. While we anticipate generating positive operating cash flow in 2009, principally through the receipt of federal income tax refunds and from home and land sales, the prolonged downturn in the housing markets and the disruption in the credit markets have reduced the availability to us of other sources of liquidity.

As of November 30, 2008, we had $200.0 million of 8 5/8% senior subordinated notes (the “$200 Million Senior Subordinated Notes”) outstanding, which matured on December 15, 2008. We had sufficient cash on hand and redeemed these notes upon their scheduled maturity. However, current market conditions would significantly limit our ability to replace this indebtedness if we chose to do so, particularly due to the lowering of our senior debt ratings by three rating agencies during 2008. Pricing in the public debt markets has increased substantially, and the indenture terms available in these markets are generally more restrictive than those in our current indentures. Moreover, due to the deterioration in the credit markets and the uncertainties that exist in the general economy and for homebuilders in particular, we cannot be certain that we would be able to replace existing financing or secure additional sources of financing. In addition, the significant decline in our stock price, the ongoing volatility in the stock markets and the reduction in our stockholders’ equity relative to our debt could also impede our access to the equity markets or increase the amount of dilution our stockholders would experience should we seek or need to raise capital through issuance of equity.

While we believe we can meet our forecasted capital requirements from our cash resources, future cash flow and the sources of financing that we anticipate will be available to us, we can provide no assurance that we will be able to do so, particularly if current difficult housing or credit market or economic conditions continue or deteriorate further. The effects on our business, liquidity and financial results of these conditions could be material and adverse to us.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Since the end of our 2007 fiscal year, we have generated significant net operating losses, (“NOLs”), and we may generate additional NOLs in 2009. Under federal tax laws, we can use our NOLs (and certain related tax credits) to offset ordinary income tax on our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward our NOLs (and certain related tax credits) that we do not use in any particular year to offset income tax in future years.

The benefits of our NOLs would be reduced or eliminated if we experience an “ownership change,” as determined under Section 382 of the Internal Revenue Code. A Section 382 “ownership change” occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of NOLs we can use to offset income tax equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.” A number of special rules apply to calculating this annual limit.

While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly-traded stock make it difficult to determine whether an “ownership change” has occurred, we currently believe that an “ownership change” has not occurred. However, if an “ownership change” were to occur, the annual limit Section 382 may impose could result in a material amount of our NOLs expiring unused. This would significantly impair the value of our NOL assets and, as a result, have a negative impact on our financial position and results of operations.

A decline in our tangible net worth and the resulting increase in our leverage ratio may place burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate and may prevent us from fulfilling our obligations.

The amount of our debt could have important consequences. For example, it could:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes;

•	impact our flexibility in planning for, or reacting to, changes in our business;

•	place us at a competitive disadvantage because we have more debt than some of our competitors; and

•	make us more vulnerable in the event of a further downturn in our business or in general economic conditions.

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

Our business may not generate sufficient cash flow from operations and borrowings may not be available to us under our Credit Facility in an amount sufficient to pay our debt service obligations, fulfill financial or operational guarantees we have provided for certain unconsolidated joint venture transactions, or to fund our other liquidity needs. In fact, the total commitment available under our Credit Facility was reduced in 2008. Should we not generate sufficient cash flow from operations or have borrowings available to us under our Credit Facility, we may need to refinance all or a portion of our debt on or before maturity, which we may not be able to do on favorable terms or at all, or through equity issuances that would dilute existing stockholders’ interests. However, we currently do not anticipate a need to borrow under the Credit Facility through its November 2010 maturity.

We may have difficulty in continuing to obtain the additional financing required to operate and develop our business.

Our homebuilding operations require significant amounts of cash and/or available credit. It is not possible to predict the future terms or availability of additional capital. Moreover, our outstanding public debt and the Credit Facility contain provisions that may restrict the amount and nature of debt we may incur in the future. The Credit Facility limits our ability to borrow additional funds by placing a maximum cap on our leverage ratio. Under the most restrictive of these provisions, at November 30, 2008, we would have been permitted to incur up to $1.55 billion of consolidated total indebtedness, as defined in the Credit Facility. This maximum amount exceeded our actual consolidated total indebtedness at November 30, 2008 by $814.5 million. In addition, the Credit Facility limits our ability to borrow senior indebtedness, as defined in the Credit Facility, subject to a specified borrowing base. At November 30, 2008, we would have been permitted to incur up to

$2.47 billion of senior indebtedness under the Credit Facility. This maximum amount exceeded our actual total senior indebtedness at November 30, 2008 by $825.0 million. There can be no assurance that we can actually borrow up to these maximum amounts of total consolidated indebtedness or senior indebtedness at any time, as our ability to borrow additional funds, and to raise additional capital through other means, also depends on conditions in the capital markets and our perceived credit worthiness, as discussed above. If conditions in the capital markets change significantly, it could reduce our ability to generate sales and may hinder our future growth and results of operations.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We lease our corporate headquarters in Los Angeles, California. Our homebuilding division offices, except for our San Antonio, Texas office, and our KB Home Studios are located in leased space in the markets where we conduct business. We own the premises for our San Antonio, Texas office.

We believe that such properties, including the equipment located therein, are suitable and adequate to meet the needs of our businesses.

Item 3.  LEGAL PROCEEDINGS

Derivative Litigation

In the summer of 2006, four shareholder derivative lawsuits were filed, ostensibly on our behalf, alleging, among other things, that the defendants (various of our current and former directors and officers) breached their fiduciary duties to us by, among other things, backdating grants of stock options to various current and former executives in violation of our stockholder-approved stock option plans. Two of the lawsuits were state court actions filed in Los Angeles County Superior Court, and two were federal actions filed in the United States District Court for the Central District of California. The two federal lawsuits also included substantive claims under the federal securities laws.

We recently reached a tentative global settlement with the parties in the four actions. The settlement also includes a resolution of all issues with our former Chairman and Chief Executive Officer, Bruce Karatz. On December 9, 2008, the parties to the federal court actions submitted the proposed settlement to the court, and the plaintiffs in those actions concurrently filed an unopposed motion seeking preliminary approval of the proposed settlement. On December 15, 2008, the court granted preliminary approval of the proposed settlement and scheduled a hearing for February 9, 2009 to determine whether the settlement should be finally approved by the court. If it is finally approved, the federal litigation will be dismissed, and all parties have agreed that the state court litigation will be dismissed as well. If the settlement is not approved, the federal and state court litigation will continue.

ERISA Litigation

On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against us, our directors, and certain of our current and former officers. After the court allowed leave to file an amended complaint, on April 3, 2008, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of KB Home who participated in the KB Home 401(k) Savings Plan (the “Plan”). Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the Plan about our alleged prior stock option backdating practices and by failing to remove our stock as an investment option under the Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their Plan accounts than they would have earned but for defendants’ alleged breach of duties. Plaintiffs seek unspecified money damages and injunctive and other equitable relief. On May 16, 2008, we filed a motion to dismiss on the ground that plaintiffs’ allegations fail to state a claim against us. Plaintiffs filed an opposition to the motion on June 20, 2008. The hearing on the motion was held on September 8, 2008. On October 6, 2008, the court issued its order. The court denied our motion to dismiss the plaintiffs’ claims for breach of fiduciary duty and breach of the duty to monitor and granted our motion to dismiss the plaintiffs’ claims for breach of the fiduciary duty of disclosure. The court also denied a separate motion to dismiss filed by the individual defendants based on the standing of plaintiffs to sue. We filed our answer to the first amended complaint on November 5, 2008. On November 24, 2008, the court approved a stipulation to stay all discovery and other proceedings through February 6, 2009, in order to allow the parties time to attempt to settle the plaintiffs’ claims through mediation.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of 2008 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information regarding our executive officers as of January 22, 2009:

			Year	Years
			Assumed	at	Other Positions and Other
			Present	KB	Business Experience within the
Name	Age	Present Position	Position	Home	Last Five Years (a)	From – To

Jeffrey T. Mezger	53	President and Chief Executive Officer (b)	2006	15	Executive Vice President and Chief Operating Officer	1999-2006

Wendy C. Shiba	58	Executive Vice President, General Counsel and Secretary	2007	1	Senior Vice President, Chief Legal Officer and Secretary, Polyone Corporation (a global provider of specialized polymer materials, services and solutions)	2006-2007
					Vice President, Chief Legal Officer and Secretary, Polyone Corporation	2001-2006

Glen Barnard	64	Senior Vice President, KBnxt Group	2006	10	Regional General Manager (c)	2004-2006
					Chief Executive Officer, Constellation Real Technologies (real estate consortium)	2001-2003

William R. Hollinger	50	Senior Vice President and	2007	21	Senior Vice President and Controller	2001-2006
		Chief Accounting Officer

Kelly Masuda	41	Senior Vice President and Treasurer	2005	5	Senior Vice President, Capital Markets and Treasurer	2005
					Vice President, Capital Markets and Treasurer	2003-2005

Thomas F. Norton	38	Senior Vice President, Human Resources	2009	—	Chief Human Resources Officer, BJ’s Restaurants, Inc. (owner and operator of restaurants)	2006-2009
					Senior Vice President of Human Resources, American Golf Corporation (golf course management firm)	2003-2006

(a)	All positions described were with us, unless otherwise indicated.

(b)	Mr. Mezger has served as a director since 2006.

(c)	Mr. Barnard was a senior executive with us from 1996-2001, and rejoined us in 2004.

There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2008, there were 843 holders of record of our common stock. Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” The following table sets forth, for the periods indicated, the price ranges of our common stock, and cash dividends declared and paid per share:

	2008				2007
			Dividends	Dividends			Dividends	Dividends
	High	Low	Declared	Paid	High	Low	Declared	Paid

First Quarter	$28.99	$15.76	$.25	$.25	$56.08	$47.69	$.25	$.25
Second Quarter	28.93	19.62	.50	.25	50.90	40.89	.25	.25
Third Quarter	21.93	13.16	—	.25	47.57	28.00	.25	.25
Fourth Quarter	25.43	6.90	.0625	.0625	31.69	18.44	.25	.25

The declaration and payment of cash dividends on shares of our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, operational investment strategy, and our general financial condition and general business conditions as well as compliance with covenants contained in our Credit Facility. In November 2008, our board of directors reduced the quarterly cash dividend on our common stock to $.0625 per share from $.25 per share.

The description of our equity compensation plans required by Item 201(d) of Regulation S-K is incorporated herein by reference to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this Form 10-K.

The following table summarizes our purchases of our own equity securities during the three months ended November 30, 2008:

				Maximum
				Number of Shares
			Total Number of	That May Yet be
			Shares Purchased as	Purchased
	Total Number	Average	Part of Publicly	Under the
	of Shares	Price Paid	Announced	Plans or
Period	Purchased	per Share	Plans or Programs	Programs

September 1 - 30	—	$—	—	4,000,000
October 1 - 31	28,465	14.37	—	4,000,000
November 1 - 30	—	—	—	4,000,000

Total	28,465	$14.37	—

On December 8, 2005, our board of directors authorized a share repurchase program under which we may repurchase up to 10 million shares of our common stock. Acquisitions under the share repurchase program may be made in open market or private transactions and will be made strategically from time to time at management’s discretion based on its assessment of market conditions and buying opportunities. At November 30, 2008, we were authorized to repurchase four million shares under this share repurchase program. During the three months ended November 30, 2008, no shares were repurchased pursuant to this share repurchase program. The 28,465 shares purchased during the three months ended November 30, 2008 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases pursuant to the share repurchase program.

Stock Performance Graph

The graph below compares the cumulative total return of KB Home common stock, the S&P 500 Index, the S&P Homebuilding Index and the Dow Jones Home Construction Index for the last five year-end periods ended November 30.

Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index, S&P Homebuilding
Index and Dow Jones Home Construction Index

The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1st of the year-end periods presented. As of November 30, 2008, the closing common stock price on the New York Stock Exchange was $11.63 per share. On December 31, 2008, our common stock closed at $13.62 per share. The performance of our common stock depicted in the graphs above represents past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2003 in KB Home common stock, the S&P 500 Index, the S&P Homebuilding Index and the Dow Jones Home Construction Index including reinvestment of dividends.

Item 6.  SELECTED FINANCIAL DATA

The data in this table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto. Both are included later in this report.

KB HOME
SELECTED FINANCIAL INFORMATION
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2008	2007	2006	2005	2004

Homebuilding:
Revenues	$3,023,169	$6,400,591	$9,359,843	$8,123,313	$5,974,496
Operating income (loss)	(860,643)	(1,358,335)	570,316	1,188,935	637,229
Total assets	3,992,148	5,661,564	7,825,339	6,881,486	4,760,288
Mortgages and notes payable	1,941,537	2,161,794	2,920,334	2,211,935	1,771,962

Financial services:
Revenues	$10,767	$15,935	$20,240	$31,368	$44,417
Operating income	6,278	11,139	14,317	10,968	8,688
Total assets	52,152	44,392	44,024	29,933	210,460
Notes payable	—	—	—	—	71,629

Discontinued operations:
Total assets	$—	$—	$1,394,375	$1,102,898	$1,020,082

Consolidated:
Revenues	$3,033,936	$6,416,526	$9,380,083	$8,154,681	$6,018,913
Operating income (loss)	(854,365)	(1,347,196)	584,633	1,199,903	645,917
Income (loss) from continuing operations	(976,131)	(1,414,770)	392,947	754,534	430,384
Income from discontinued operations, net of income taxes (a)	—	485,356	89,404	69,178	43,652
Net income (loss)	(976,131)	(929,414)	482,351	823,712	474,036
Total assets	4,044,300	5,705,956	9,263,738	8,014,317	5,990,830
Mortgages and notes payable	1,941,537	2,161,794	2,920,334	2,211,935	1,843,591
Stockholders’ equity	830,605	1,850,687	2,922,748	2,773,797	2,039,390

Basic earnings (loss) per share:
Continuing operations	$(12.59)	$(18.33)	$4.99	$9.21	$5.49
Discontinued operations	—	6.29	1.13	.85	.56

Basic earnings (loss) per share	$(12.59)	$(12.04)	$6.12	$10.06	$6.05

Diluted earnings (loss) per share:
Continuing operations	$(12.59)	$(18.33)	$4.74	$8.54	$5.10
Discontinued operations	—	6.29	1.08	.78	.52

Diluted earnings (loss) per share	$(12.59)	$(12.04)	$5.82	$9.32	$5.62

Cash dividends declared per common share	$.8125	$1.00	$1.00	$.75	$.50

(a)	Discontinued operations consist only of our French operations, which have been presented as discontinued operations for all periods presented. Income from discontinued operations, net of income taxes, in 2007 includes a gain of $438.1 million realized on the sale of our French operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview.  Revenues are generated from our homebuilding operations and our financial services operations. On July 10, 2007, we sold our 49% equity interest in KBSA. Accordingly, our French operations are presented as discontinued operations in this report. The following table presents a summary of our consolidated results of operations for the years ended November 30, 2008, 2007 and 2006 (in thousands, except per share amounts):

	Years ended November 30,
	2008	2007	2006

Revenues:
Homebuilding	$3,023,169	$6,400,591	$9,359,843
Financial services	10,767	15,935	20,240

Total	$3,033,936	$6,416,526	$9,380,083

Pretax income (loss):
Homebuilding	$(991,749)	$(1,494,606)	$538,311
Financial services	23,818	33,836	33,536

Income (loss) from continuing operations before income taxes	(967,931)	(1,460,770)	571,847
Income tax benefit (expense)	(8,200)	46,000	(178,900)

Income (loss) from continuing operations	(976,131)	(1,414,770)	392,947
Income from discontinued operations, net of income taxes	—	47,252	89,404
Gain on sale of discontinued operations, net of income taxes	—	438,104	—

Net income (loss)	$(976,131)	$(929,414)	$482,351

Basic earnings (loss) per share:
Continuing operations	$(12.59)	$(18.33)	$4.99
Discontinued operations	—	6.29	1.13

Basic earnings (loss) per share	$(12.59)	$(12.04)	$6.12

Diluted earnings (loss) per share:
Continuing operations	$(12.59)	$(18.33)	$4.74
Discontinued operations	—	6.29	1.08

Diluted earnings (loss) per share	$(12.59)	$(12.04)	$5.82

Extreme negative conditions continued to confront the homebuilding industry throughout 2008, deepening the downturn that began in the second half of 2006. Record-high foreclosure activity during the year worsened the oversupply of unsold homes existing in several housing markets when the year began, and put sustained downward pressure on home prices. At the same time, tepid demand for new homes weakened further as deteriorating conditions in the overall economy and rising unemployment precipitated historic declines in consumer confidence, discouraging home purchases. Demand also suffered as consumer mortgage financing became progressively less available due to credit market turmoil and tightening lending standards. Our results for the year ended November 30, 2008 reflect the impact of these conditions, which show no signs of abating in the year ahead.

In 2008, we posted year-over-year declines in net orders, homes delivered and revenues across all of our homebuilding reporting segments. These decreases reflected the impact of the prolonged housing market downturn as well as the strategic actions we have taken to reduce our inventory levels and community count in line with current housing market activity. We operated from 38% fewer active communities in 2008 than in 2007. In addition, our inventory of lots owned or controlled as of November 30, 2008 was down 28% from a year ago.

We recorded a net loss for the year, largely due to pretax, noncash charges for inventory and joint venture impairments, land option contract abandonments and goodwill impairments, and noncash charges for net deferred tax asset valuation allowances. Our year-over-year results for 2008 were also affected by our providing targeted price reductions and sales incentives in certain communities in response to competitive conditions, or to facilitate our exit from specific markets, projects or product types.

Despite the difficult housing market conditions and our year-over-year declines in homes delivered and revenues generated, our net loss in 2008 was smaller than our loss from continuing operations in 2007. This improvement was principally due to the substantially lower asset impairment and abandonment charges we incurred in 2008 compared to the previous year. Our financial results in 2008 were also helped by strategic adjustments we have made in response to the changing operating environment. Since 2006, we have implemented a series of aggressive actions focused on generating and preserving cash, lowering our direct building costs, gaining operational efficiencies, lowering overhead, developing new product to compete with resales and foreclosures, and restoring profitability. Specific strategic actions taken during 2008 included calibrating our business to market conditions by consolidating certain operating divisions, reducing our workforce by 57%, and transitioning to new, value-engineered homes that are less expensive to build and can be offered to homebuyers at more affordable prices and with greater design choices. These actions had a positive impact on our results for the year, particularly in the fourth quarter, creating a foundation we intend to build on as we enter 2009.

Our total revenues of $3.03 billion for the year ended November 30, 2008 decreased 53% from $6.42 billion in 2007, which had decreased 32% from $9.38 billion in 2006. Revenues declined in 2008 and 2007 primarily due to decreases in our housing revenues corresponding to fewer homes delivered and lower average selling prices. Included in our total revenues were financial services revenues of $10.8 million in 2008, $15.9 million in 2007 and $20.2 million in 2006. Financial services revenues decreased in both 2008 and 2007 primarily due to our delivering fewer homes and the termination of our escrow coordination business in 2007.

We incurred a net loss of $976.1 million, or $12.59 per diluted share in 2008, largely due to pretax, noncash charges of $748.6 million for inventory and joint venture impairments and the abandonment of land option contracts, and $68.0 million for goodwill impairments. These charges reflected the deterioriating housing market conditions, which exerted downward pressure on asset values. The bulk of these charges were associated with our West Coast, Southwest and Southeast reporting segments. The goodwill impairment charges in 2008 related to our Central and Southeast reporting segments, and resulted in our having no remaining goodwill company-wide at November 30, 2008. The net loss in 2008 also reflected a $355.9 million valuation allowance charge taken against net deferred tax assets to fully reserve the tax benefits generated from our pretax loss for the year in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In 2007, our continuing operations generated an after-tax loss of $1.41 billion, or $18.33 per diluted share, due to pretax, noncash charges of $1.41 billion for inventory and joint venture impairments and the abandonment of land option contracts, and $107.9 million for goodwill impairments recognized during the year. The majority of the inventory-related charges in 2007 related to our West Coast and Southwest reporting segments, and the goodwill impairments related solely to our Southwest reporting segment. Our 2007 loss from continuing operations also reflected a noncash charge of $514.2 million to establish a valuation allowance for our net deferred tax assets. In 2006, we reported after-tax income from continuing operations of $392.9 million or $4.74 per diluted share.

Income from our French discontinued operations, net of income taxes, totaled $485.4 million in 2007, including a $438.1 million after-tax gain on the sale of these operations. Income from our French discontinued operations, net of income taxes, totaled $89.4 million in 2006.

Overall, we posted a net loss of $929.4 million, or $12.04 per diluted share (including the discontinued operations) in 2007. This compares to net income of $482.4 million, or $5.82 per diluted share, in 2006.

Our backlog at November 30, 2008 was comprised of 2,269 homes, representing future housing revenues of approximately $521.4 million. These backlog measures decreased 64% and 65%, respectively, from the 6,322 homes in backlog, representing approximately $1.50 billion in future housing revenues, at November 30, 2007. These decreases were due to the combined impact over the past several quarters of negative year-over-year net order results, lower average selling prices, and our strategic initiatives to reduce our inventory and community count to better align with reduced housing market activity. Our homebuilding operations generated 8,274 net orders in 2008, down 58% from 19,490 net orders in 2007. The decrease in net orders in 2008 reflected our year-over-year reduction in community counts, the gradual winding down of certain communities as backlog was delivered, and our discontinuation of product in particular communities as part of our product transition strategy. Order cancellations as a percentage of gross orders improved slightly to 41% in 2008 from 42% in 2007.

We generated $341.3 million of positive cash flow from operating activities in 2008 and ended the year with cash and cash equivalents and restricted cash totaling $1.25 billion. Our total debt at year-end stood at $1.94 billion, down $220.3 million from $2.16 billion at November 30, 2007, mainly due to the early redemption of our $300.0 million of 7 3/4% senior subordinated notes due in 2010 (the “$300 Million Senior Subordinated Notes”) partially offset by increased mortgages and land contracts due to land sellers. We ended 2008 with no cash borrowings outstanding under our Credit Facility. As of November 30, 2008, our ratio of debt to total capital, net of cash and cash equivalents and restricted cash, was 45.4%, within our targeted range of 40%-50%. Restricted cash consists of an interest reserve account established with the Credit Facility’s administrative agent (the “Interest Reserve Account”), as discussed below. Our liquidity, including the available capacity under our Credit Facility, was approximately $1.84 billion at November 30, 2008. Our inventory balance of $2.10 billion at November 30, 2008 was 36% lower than the $3.31 billion balance at November 30, 2007. We ended 2008 with what we believe is an attractive, geographically diverse land portfolio of approximately 47,000 lots owned or controlled. We ended 2007 with approximately 66,000 lots owned or controlled. We believe our solid financial position and fewer, well-situated lot positions give us a distinct competitive advantage relative to other homebuilding companies and should allow us to capitalize on opportunities as housing markets stabilize. However, it is uncertain when meaningful stabilization will occur.

HOMEBUILDING

We have grouped our homebuilding activities into four reportable segments, which we refer to as West Coast, Southwest, Central and Southeast. As of November 30, 2008, our reportable homebuilding segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; Southeast — Florida, North Carolina and South Carolina.

The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years ended November 30,
	2008	2007	2006

Revenues:
Housing	$2,940,241	$6,211,563	$9,243,236
Land	82,928	189,028	116,607

Total	3,023,169	6,400,591	9,359,843

Costs and expenses:
Construction and land costs
Housing	(3,149,083)	(6,563,082)	(7,456,003)
Land	(165,732)	(263,297)	(210,016)

Total	(3,314,815)	(6,826,379)	(7,666,019)
Selling, general and administrative expenses	(501,027)	(824,621)	(1,123,508)
Goodwill impairment	(67,970)	(107,926)	—

Total	(3,883,812)	(7,758,926)	(8,789,527)

Operating income (loss)	$(860,643)	$(1,358,335)	$570,316

Homes delivered	12,438	23,743	32,124

Average selling price	$236,400	$261,600	$287,700

Housing gross margin	(7.1)%	(5.7)%	19.3%

Selling, general and administrative expenses as a percent of housing revenues	17.0%	13.3%	12.2%

Operating income (loss) as a percent of homebuilding revenues	(28.5)%	(21.2)%	6.1%

Revenues.  Homebuilding revenues totaled $3.02 billion in 2008, decreasing 53% from $6.40 billion in 2007, which had decreased 32% from $9.36 billion in 2006. The year-over-year decreases in both 2008 and 2007 primarily reflected declines in housing revenues driven by fewer homes delivered and lower average selling prices.

Housing revenues decreased to $2.94 billion in 2008 from $6.21 billion in 2007 and $9.24 billion in 2006. In 2008, housing revenues fell 53% from the previous year due to a 48% decrease in homes delivered and a 10% decline in the average selling price. In 2007, housing revenues fell 33% from 2006 due to a 26% decrease in homes delivered and a 9% decline in the average selling price.

We delivered 12,438 homes in 2008, down from 23,743 homes in 2007, mainly due to a 38% year-over-year reduction in the number of our active communities and poor demand for new homes. Over the past several quarters, we progressively reduced our community counts in line with diminished housing market activity in the wake of the persistent housing market downturn. Each of our reporting segments delivered fewer homes in 2008 compared to 2007, with decreases ranging from 40% to 51%.

In 2007, we delivered 23,743 homes, down from 32,124 homes delivered in 2006, reflecting year-over-year decreases in each of our reporting segments. The lower delivery volume in 2007 compared to 2006 was due, in part, to a 14% year-over-year reduction in our active community count.

Our average new home selling price decreased to $236,400 in 2008 from $261,600 in 2007. Year-over-year average selling prices declined 18% in our West Coast segment, 11% in our Southwest segment and 12% in our Southeast segment as a result of downward pricing pressures. These pressures were driven by difficult market conditions, intense competition from homebuilders and sellers of existing and foreclosed homes, and our introducing product at lower price points, in line with median income levels, to meet consumer demand for more affordable homes. The average selling price in our Central segment increased 4% in 2008 from the previous year, reflecting changes in product mix.

Our 2007 average new home selling price had decreased 9% from $287,700 in 2006. Year-over-year, average selling prices declined 11% in our West Coast segment, 16% in our Southwest segment and 6% in our Southeast segment due to weak consumer demand and heightened competition from homebuilders and other sellers, which put downward pressure on home prices. The average selling price in our Central segment increased 5% in 2007 from 2006, solely due to changes in product mix.

Land sale revenues totaled $82.9 million in 2008, $189.0 million in 2007 and $116.6 million in 2006. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions. Land sale revenues were more significant in 2007 and 2006 compared to 2008 as we sold a higher volume of land that no longer fit our marketing strategy or met our investment standards, rather than hold it for future development.

Operating Income (Loss).  Our homebuilding operations generated operating losses of $860.6 million in 2008 and $1.36 billion in 2007 due to losses from both housing operations and land sales. In 2006, our homebuilding operations posted operating income of $570.3 million. Our homebuilding operating losses represented negative 28.5% of homebuilding revenues in 2008 and negative 21.2% of homebuilding revenues in 2007. The losses increased on a percentage basis in 2008 due to a decrease in our housing gross margin and an increase in our selling, general and administrative expenses as a percentage of housing revenues.

Within housing operations, the 2008 operating loss was largely due to pretax, noncash charges of $520.5 million for inventory impairments and land option contract abandonments and $68.0 million for goodwill impairments, as well as lower margins achieved amid fiercely competitive market conditions and higher overhead costs relative to the volume of homes delivered. Inventory impairment charges in 2008 were necessitated by declining asset values in certain markets, the result of persistent increases in housing supply and decreases in demand, both of which reduced achievable sales prices. In 2007, the operating loss within housing operations was driven by pretax, noncash charges of $1.18 billion for inventory impairments and land option contract abandonments and $107.9 million for goodwill impairments. The inventory-related charges in 2007 resulted from declining market conditions, which depressed new home values and sales rates in certain housing markets across the country. Poor market conditions also depressed land values and led us to terminate our land option contracts on projects that no longer met our investment standards.

Our housing gross margin decreased to negative 7.1% in 2008 from negative 5.7% in 2007. Our housing gross margin in 2008 was adversely impacted by pretax, noncash charges for inventory impairments and land option contract abandonments, lower average selling prices and our providing targeted price reductions and sales incentives in response to competitive conditions or to facilitate strategic project or product exits. Excluding the inventory-related noncash charges ($520.5 million in 2008 and $1.18 billion in 2007), our housing gross margin would have been 10.6% in 2008 and 13.3% in 2007.

In 2007, the homebuilding operating loss was $1.36 billion compared to operating income of $570.3 million in 2006. The operating loss in 2007 represented negative 21.2% of homebuilding revenues. In 2006, operating income as a percentage of homebuilding revenues was 6.1%. The operating loss in 2007 resulted from a decrease in our housing gross margin, which fell to a negative 5.7% from 19.3% in 2006. The change in our housing gross margin was largely the result of higher pretax, noncash charges for inventory impairments and land option contract abandonments in 2007, primarily in our West Coast and Southwest segments. Excluding the inventory-related noncash charges ($1.18 billion in 2007 and $309.5 million in 2006), our housing gross margin would have been 13.3% in 2007 and 22.7% in 2006.

In 2008, our land sales generated losses of $82.8 million, including impairment charges of $86.2 million relating to future land sales. Our land sales generated losses of $74.3 million in 2007 and $93.4 million in 2006, including impairment charges relating to future land sales of $74.8 million in 2007 and $63.1 million in 2006.

We evaluate our land and housing inventory for recoverability in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), whenever indicators of potential impairment exist. Based on our evaluations, we recognized pretax, noncash charges for inventory impairments of $565.9 million in 2008, $1.11 billion in 2007 and $228.7 million in 2006.

The impairment charges in 2008 and 2007 reflected the deteriorating housing market conditions that we experienced during those years, which lowered the value of certain assets compared to prior periods. These conditions included a significant oversupply of homes available for sale, reduced housing affordability and tighter credit conditions that kept prospective buyers from trading up or entering the market, higher foreclosure activity, and heightened competition. As a result, our order rates, selling prices and gross margins declined in 2008 and 2007, lowering the fair value of certain inventory positions and resulting in the impairment of that inventory. Further deterioration in housing market conditions may lead to additional noncash impairment charges or cause us to reevaluate our strategy concerning certain assets that could result in future charges associated with land sales or the abandonment of land option contracts. In 2006, most of our inventory impairment and abandonment charges were incurred in the fourth quarter, as conditions became more challenging in certain markets, mainly as a result of a growing imbalance between new home supply and demand. These market dynamics caused a decline in the fair value of certain inventory positions and led us to reassess our strategy concerning certain inventory positions.

When we decide not to exercise certain land purchase option contracts due to market conditions and/or changes in our market strategy, we write off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. We recognized abandonment charges associated with land option contracts of $40.9 million in 2008, $144.0 million in 2007 and $143.9 million in 2006. The inventory impairment charges and land option contract abandonments are included in construction and land costs in our consolidated statements of operations.

Selling, general and administrative expenses totaled $501.0 million in 2008, down from $824.6 million in 2007, which had decreased from $1.12 billion in 2006. The year-over-year decreases in 2008 and 2007 reflected the results of our ongoing efforts to rescale the size of our operations to the lower volume of homes we were delivering and to our future sales expectations. During 2008, we took aggressive actions to streamline our organizational structure by consolidating certain homebuilding operations, strategically exiting or winding down activity in certain markets, and reducing our workforce. Since the beginning of 2008, we have reduced our workforce by 57%. The full impact of these actions in reducing our selling, general and administrative expenses is not reflected in our 2008 results due to the costs we incurred to implement them. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses increased to 17.0% in 2008 from 13.3% in 2007, which had increased from 12.2% in 2006. The percentages increased in 2008 and 2007 because our expense reductions have been exceeded by the significant year-over-year declines in our housing revenues and the costs of implementing these reductions.

Goodwill Impairment.  We have recorded goodwill in connection with various acquisitions in prior years. Goodwill represents the excess of the purchase price over the fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we test goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During 2008 and 2007, we determined that it was necessary to evaluate goodwill for impairment between annual tests due to deteriorating conditions in certain housing markets and the significant inventory impairments we identified and recognized in those years, in accordance with SFAS No. 144.

Based on the results of our impairment evaluation performed in the second quarter of 2008, we recorded an impairment charge of $24.6 million in that quarter related to our Central reporting segment, where all of the goodwill previously recorded was determined to be impaired. The annual goodwill impairment test we performed as of November 30, 2008 resulted in an impairment charge of $43.4 million in the fourth quarter of 2008 related to our Southeast reporting segment, where all of the goodwill previously recorded was determined to be impaired. Based on the results of our impairment evaluation performed in the third quarter of 2007, we recorded an impairment charge of $107.9 million in that quarter related to our Southwest reporting segment, where all of the goodwill previously recorded was determined to be impaired. The annual goodwill impairment test we performed as of November 30, 2007 indicated no additional impairment. The goodwill impairment charges in 2008 and 2007 were recorded at our corporate level because all goodwill is carried at that level. As a result of these impairment charges, we have no remaining goodwill company-wide at November 30, 2008.

The process of evaluating goodwill for impairment involves the determination of the fair value of our reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

Interest Income.  Interest income, which is generated from short-term investments and mortgages receivable, totaled $34.6 million in 2008, $28.6 million in 2007 and $5.5 million in 2006. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates. Mortgages receivable are primarily related to land sales. The year-over-year increases in interest income in 2008 and 2007 reflected the higher levels of cash and cash equivalents on our balance sheet stemming from the July 2007 sale of our French discontinued operations and other assets, the cash generated from our operations, and our reduction in land purchases.

Loss on Early Redemption/Interest Expense, Net of Amounts Capitalized.  On July 14, 2008, we completed the early redemption of the $300 Million Senior Subordinated Notes at a price of 101.938% of the principal amount plus accrued interest to the date of redemption. We incurred a loss of $7.1 million in 2008 related to the early redemption of debt, as a result of the call premium and the unamortized original issue discount. On August 28, 2008, we entered into the fifth amendment (the “Fifth Amendment”) to our Credit Facility, which reduced the aggregate commitment under the Credit Facility from $1.30 billion to $800.0 million. In light of this reduction in the aggregate commitment, we wrote off $3.3 million of unamortized fees associated with the Credit Facility.

On July 27, 2007, we redeemed all $250.0 million of our 9 1/2% senior subordinated notes due in 2011 (the “$250 Million Senior Subordinated Notes”) at a price of 103.167% of the principal amount of the notes, plus accrued interest to the date of redemption. In addition, on July 31, 2007, we repaid in full an unsecured $400.0 million term loan due 2011 (the “$400 Million Term Loan”), together with accrued interest to the date of repayment. The $400 Million Term Loan was scheduled to mature on April 11, 2011. We incurred a loss of $13.0 million in the third quarter of 2007 related to the early redemption of debt, mainly due to the call premium on the senior subordinated notes and the write-off of unamortized debt issuance costs.

Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. In 2008, interest expense, net of amounts capitalized, totaled $2.6 million. In 2007, all of our interest was capitalized and, consequently, we had no interest expense, net of amounts capitalized. The percentage of interest capitalized decreased to 98% in 2008 as the amount of inventory qualifying for interest capitalization fell below our debt level in the fourth quarter, reflecting our inventory reduction strategies and our suspension of land development in certain communities. In 2006, interest expense, net of amounts capitalized, totaled $16.7 million. Gross interest incurred during 2008 decreased by $43.2 million, to $156.4 million, from $199.6 million incurred in 2007, due to lower debt levels in 2008. Gross interest incurred in 2007 decreased $38.2 million from the amount incurred in 2006, reflecting lower debt levels in 2007.

Equity in Loss of Unconsolidated Joint Ventures.  Our unconsolidated joint ventures operate in various markets, typically where our consolidated homebuilding operations are located. These unconsolidated joint ventures posted combined revenues of $112.8 million in 2008, $662.7 million in 2007 and $167.5 million in 2006. The year-over-year decrease in unconsolidated joint venture revenues in 2008 primarily reflected fewer land sales by the unconsolidated joint ventures than in 2007. The increase in revenues in 2007 over the prior year was primarily due to an increase in the number of lots sold by these unconsolidated joint ventures. Activities performed by our unconsolidated joint ventures generally include buying, developing and selling land, and, in some cases, constructing and delivering homes. Our unconsolidated joint ventures delivered 262 homes in 2008, 127 homes in 2007 and 4 homes in 2006. Unconsolidated joint ventures generated combined losses of $383.6 million in 2008, $51.6 million in 2007 and $48.6 million in 2006. Our equity in loss of unconsolidated joint ventures of $152.8 million in 2008 included a charge of $141.9 million to recognize the impairment of certain unconsolidated joint ventures primarily in our West Coast, Southwest and Southeast reporting segments. In 2007, our equity in loss of unconsolidated joint ventures of $151.9 million included a similar charge of $156.4 million also mainly related to our West Coast, Southwest and Southeast reporting segments. In 2006, our equity in loss of unconsolidated joint ventures of $20.8 million included a charge of $58.6 million for unconsolidated joint venture impairments in our West Coast and Southeast reporting segments, and a gain of $27.6 million related to the sale of our ownership interest in an unconsolidated joint venture.

HOMEBUILDING SEGMENTS

The following table presents financial information related to our homebuilding reporting segments for the years indicated (in thousands):

	Years Ended November 30,
	2008	2007	2006

West Coast:
Revenues	$1,055,021	$2,203,303	$3,531,279
Construction and land costs	(1,202,054)	(2,635,415)	(2,879,509)
Selling, general and administrative expenses	(120,446)	(213,133)	(299,464)

Operating income (loss)	(267,479)	(645,245)	352,306
Other, net	(30,568)	(20,600)	7,558

Pretax income (loss)	$(298,047)	$(665,845)	$359,864

Southwest:
Revenues	$618,014	$1,349,570	$2,183,830
Construction and land costs	(722,643)	(1,492,933)	(1,616,458)
Selling, general and administrative expenses	(69,865)	(124,462)	(193,472)

Operating income (loss)	(174,494)	(267,825)	373,900
Other, net	(37,700)	(19,514)	(8,802)

Pretax income (loss)	$(212,194)	$(287,339)	$365,098

Central:
Revenues	$594,317	$1,077,304	$1,553,309
Construction and land costs	(570,512)	(970,912)	(1,368,530)
Selling, general and administrative expenses	(96,306)	(163,689)	(223,452)

Operating loss	(72,501)	(57,297)	(38,673)
Other, net	(10,288)	(6,913)	(16,076)

Pretax loss	$(82,789)	$(64,210)	$(54,749)

	Years Ended November 30,
	2008	2007	2006

Southeast:
Revenues	$755,817	$1,770,414	$2,091,425
Construction and land costs	(808,354)	(1,718,548)	(1,794,326)
Selling, general and administrative expenses	(125,798)	(213,536)	(241,674)

Operating income (loss)	(178,335)	(161,670)	55,425
Other, net	(80,233)	(68,750)	(16,492)

Pretax income (loss)	$(258,568)	$(230,420)	$38,933

The following table presents information concerning our housing revenues, homes delivered and average selling price by homebuilding reporting segment:

		Percent		Percent
		of		of
		Total		Total	Average
	Housing	Housing	Homes	Homes	Selling
Years Ended November 30,	Revenues	Revenues	Delivered	Delivered	Price
	(in thousands)

2008
West Coast	$1,054,256	36%	2,972	24%	$354,700
Southwest	548,544	19	2,393	19	229,200
Central	585,826	20	3,348	27	175,000
Southeast	751,615	25	3,725	30	201,800

Total	$2,940,241	100%	12,438	100%	$236,400

2007
West Coast	$2,149,547	35%	4,957	21%	$433,600
Southwest	1,254,932	20	4,855	20	258,500
Central	1,058,985	17	6,310	27	167,800
Southeast	1,748,099	28	7,621	32	229,400

Total	$6,211,563	100%	23,743	100%	$261,600

2006
West Coast	$3,530,679	38%	7,213	22%	$489,500
Southwest	2,151,908	23	7,011	22	306,900
Central	1,536,075	17	9,613	30	159,800
Southeast	2,024,574	22	8,287	26	244,300

Total	$9,243,236	100%	32,124	100%	$287,700

West Coast — Our West Coast segment generated total revenues of $1.06 billion in 2008, down 52% from $2.20 billion in 2007 due to lower housing and land sale revenues. Housing revenues decreased to $1.05 billion in 2008 from $2.15 billion in 2007 due to a 40% decrease in homes delivered and an 18% decrease in the average selling price. We delivered 2,972 homes at an average selling price of $354,700 in 2008 and 4,957 homes at an average selling price of $433,600 in 2007. The year-over-year decrease in the number of homes delivered was largely due to a 34% decrease in the number of active communities we operated in the segment. The lower average selling price in 2008 resulted from highly competitive conditions and rising foreclosures as well as from our introduction of new product at lower price points. Revenues from land sales totaled $.8 million in 2008 and $53.8 million in 2007.

Our West Coast segment posted pretax losses of $298.0 million in 2008 and $665.8 million in 2007. Pretax results improved in 2008 compared to 2007 due to lower inventory impairment and land option contract abandonment charges and lower selling, general and administrative expenses. Inventory impairment and land option contract abandonment charges totaled $246.5 million in 2008 and $659.4 million in 2007. As a percentage of revenues, these charges were 23% in 2008 and 30% in 2007. The gross margin was negative 13.9% in 2008 compared to negative 19.6% in 2007, reflecting a decrease in inventory-related charges as a percent of revenues, partly offset by lower average selling prices and greater use of targeted sales price reductions and sales incentives. Selling, general and administrative expenses decreased by $92.7 million, or 43%, to $120.4 million in 2008 from $213.1 million in 2007 due to our actions to align overhead with the reduced volume of homes delivered and our future sales expectations. Included in other, net expenses were unconsolidated joint venture impairments of $43.1 million in 2008 and $57.0 million in 2007.

Revenues from our West Coast segment decreased 38% to $2.20 billion in 2007, from $3.53 billion in 2006, due to lower housing revenues. Housing revenues were down 39%, from $3.53 billion in 2006, reflecting a 31% decrease in homes delivered and an 11% decrease in the average selling price. We delivered 4,957 homes in 2007 compared with 7,213 homes in 2006 due primarily to our reducing the number of active communities by 10% to match reduced levels of demand in this segment compared to 2006. Our average selling price declined to $433,600 in 2007 from $489,500 in 2006 due to highly competitive conditions and weak demand. Our lower average selling price in 2007 versus 2006 also reflected our efforts to redesign and reengineer our products to improve their affordability, particularly in light of tighter mortgage financing standards applicable to loans above conforming limits. Land sale revenues totaled $53.8 million in 2007 compared with $.6 million in 2006.

Our West Coast segment generated a pretax loss of $665.8 million in 2007, down from pretax income of $359.9 million in 2006. This decrease was principally due to increased inventory impairment and land option contract abandonment charges in 2007 that reflected deteriorating market conditions. These charges totaled $659.4 million in 2007 compared to $178.8 million in 2006. As a percentage of revenues, inventory impairments and land option contract abandonment charges were 30% in 2007 and 5% in 2006. The gross margin decreased to negative 19.6% in 2007 from 18.5% in 2006 as a result of higher inventory-related charges as a percent of revenues, a lower average selling price and more frequent use of price concessions and sales incentives. Selling, general and administrative expenses decreased by $86.3 million, or 29%, to $213.1 million in 2007 from $299.5 million in 2006. Included in other, net expenses were unconsolidated joint venture impairments of $57.0 million in 2007 and $34.4 million in 2006.

Southwest — Total revenues from our Southwest segment declined 54% to $618.0 million in 2008 from $1.35 billion in 2007, reflecting decreases in housing and land sale revenues. Housing revenues fell 56% to $548.5 million in 2008 from $1.25 billion in 2007 due to a 51% decrease in the number of homes delivered and an 11% decrease in the average selling price. We delivered 2,393 homes in this segment for 2008 compared with 4,855 homes in 2007, largely due to a 32% reduction in the number of our active communities. Our average selling price of $229,200 in 2008 decreased from $258,500 in 2007, reflecting highly competitive conditions driven by an excess supply of new and resale homes, rising foreclosures and lower demand, as well as our introduction of new, value-engineered product at lower price points. Revenues from land sales totaled $69.5 million in 2008 compared to $94.6 million in 2007.

Our Southwest segment generated pretax losses of $212.2 million in 2008 and $287.3 million in 2007. The decrease in the pretax loss in 2008 reflected a decrease in inventory-related charges and lower selling, general and administrative expenses. Inventory impairment and land option contract abandonment charges totaled $160.8 million in 2008 compared with $354.4 million in 2007. These charges represented 26% of revenues in both 2008 and 2007. The gross margin was negative 16.9% in 2008 compared to negative 10.6% in 2007 primarily due to the decline in average selling prices. Selling, general and administrative expenses decreased by $54.6 million, or 44%, to $69.9 million in 2008 from $124.5 million in 2007, largely as a result of our cost reduction efforts. Included in other, net expenses were unconsolidated joint venture impairments of $30.4 million in 2008 and $31.0 million in 2007.

In 2007, our Southwest segment’s total revenues decreased 38% to $1.35 billion from $2.18 billion in 2006 due to lower housing revenues. Housing revenues decreased 42% to $1.25 billion in 2007 from $2.15 billion in 2006, due to a 31% decrease in homes delivered and a 16% decrease in the average selling price. We delivered 4,855 homes in 2007, down from 7,011 homes in 2006, primarily due to a 24% decrease in the number of our active communities, principally in Las Vegas, reflecting our efforts to align our operations with lower levels of demand. The average selling price decreased to $258,500 in 2007 from $306,900 in 2006 due to a persistent oversupply of new and resale homes in certain markets coupled with declining demand. Land sale revenues totaled $94.6 million in 2007 and $31.9 million in 2006.

Our Southwest segment posted a pretax loss of $287.3 million in 2007 and pretax income of $365.1 million in 2006. The pretax results decreased in 2007 principally due to increased inventory impairment and land option contract abandonment charges. Inventory impairment and land option contract abandonment charges totaled $354.4 million in 2007 and $39.4 million in 2006. As a percentage of revenues, these charges were 26% in 2007 and 2% in 2006. The gross margin in our Southwest segment fell to negative 10.6% in 2007 compared to 26.0% in 2006, reflecting an increase in inventory-related charges as a percent of revenues, weakness in market conditions, greater competition, and the increased use of price concessions and sales incentives to stimulate sales. Selling, general and administrative expenses in our

Southwest segment decreased by $69.0 million, or 36%, to $124.5 million in 2007 from $193.5 million in 2006 due to our actions to rescale the size of our operations to the reduced number of homes we delivered and our future sales expectations. Included in other, net expenses were unconsolidated joint venture impairment charges of $31.0 million in 2007. In 2006, there were no unconsolidated joint venture impairment charges in the Southwest segment.

Central — Our Central segment generated total revenues of $594.3 million in 2008, down 45% from $1.08 billion in 2007, reflecting lower revenues from housing and land sales. Housing revenues decreased 45% to $585.8 million in 2008 from $1.06 billion in 2007, due to a 47% decrease in the number of homes we delivered, partly offset by a 4% increase in our average selling price. In 2008, we delivered 3,348 homes at an average price of $175,000 compared to 6,310 homes delivered at an average price of $167,800 in 2007. The decrease in homes delivered reflected a 38% reduction in the number of active communities we operated. The increase in the average selling price was due to a change in product mix. Land sale revenues totaled $8.5 million in 2008 and $18.3 million in 2007.

Our Central segment generated pretax losses of $82.8 million in 2008 and $64.2 million in 2007. The loss increased in 2008 principally due to higher inventory-related charges driven by deteriorating market conditions. These charges totaled $51.5 million in 2008 compared to $34.4 million in 2007. As a percentage of revenues, inventory impairments and land option contract abandonment charges were 9% in 2008 and 3% in 2007. The gross margin decreased to 4.0% in 2008 from 9.9% in 2007 as a result of an increase in inventory-related charges as a percent of revenues, partly offset by a higher average selling price. Selling, general and administrative expenses decreased by $67.4 million, or 41%, to $96.3 million in 2008 from $163.7 million in 2007, reflecting our efforts to calibrate our operations with reduced housing market activity. Included in other, net expenses were unconsolidated joint venture impairments of $2.6 million in 2008 and $4.5 million in 2007.

In 2007, total revenues from our Central segment fell 31% from $1.55 billion in 2006, primarily due to lower housing revenues. Housing revenues of $1.06 billion in 2007 decreased 31% from $1.54 billion in 2006, reflecting a year-over-year decrease of 34% in homes delivered, partially offset by a 5% increase in the average selling price. Homes delivered decreased to 6,310 in 2007 from 9,613 in 2006 primarily due to a 26% decrease in the number of our active communities, principally in Texas and Indiana, due to our exiting smaller submarkets and adjusting our operations to our reduced sales expectations in these states. The average selling price increased to $167,800 in 2007 from $159,800 in 2006 due to a change in product mix.

Our Central segment posted pretax losses of $64.2 million in 2007 and $54.7 million in 2006. The pretax results decreased in 2007 mainly due to a decrease in gross margin. Inventory-related impairment and land option contract abandonment charges totaled $34.4 million in 2007 and $48.8 million in 2006. As a percentage of revenues, these charges were 3% in both 2007 and 2006. The gross margin decreased to 9.9% in 2007 from 11.9% in 2006. Selling, general and administrative expenses decreased by $59.8 million, or 27%, to $163.7 million in 2007 from $223.5 million in 2006 due to our actions to reduce overhead. Included in other, net expenses were unconsolidated joint venture impairment charges of $4.5 million in 2007. There were no unconsolidated joint venture impairment charges in the Central segment in 2006.

Southeast — Our Southeast segment generated total revenues of $755.8 million in 2008 compared to $1.77 billion in 2007 due to lower housing and land sale revenues. Housing revenues decreased 57% to $751.6 million in 2008 from $1.75 billion in 2007 as a result of a 51% decrease in homes delivered and a 12% decline in the average selling price. Homes delivered fell to 3,725 in 2008 from 7,621 in 2007, while the average selling price decreased to $201,800 in 2008 from $229,400 in 2007. The decrease in homes delivered was principally due to a 44% reduction in the number of our active communities. The lower average selling price mainly reflected highly competitive conditions and rising foreclosures as well as our introduction of value-engineered product at lower price points. Revenues from land sales totaled $4.2 million in 2008 and $22.3 million in 2007.

Our Southeast segment posted pretax losses of $258.6 million in 2008 and $230.4 million in 2007. The increased loss was principally due to a decline in the gross margin, partly offset by a decrease in selling, general and administrative expenses. The gross margin decreased to negative 7.0% in 2008 from 2.9% in 2007, reflecting the impact of lower average selling prices. Inventory impairment and land option contract abandonment charges totaled $148.0 million in 2008 compared to $205.8 million in 2007. As a percentage of revenues, inventory impairments and land option contract abandonment charges were 20% in 2008 and 12% in 2007. Selling, general and administrative expenses decreased by $87.7 million, or 41%, to $125.8 million in 2008 from $213.5 million in 2007, reflecting our actions to reduce costs in line with the reduced volume of homes delivered and our future sales expectations. Included in other, net expenses were unconsolidated joint venture impairments of $65.7 million in 2008 and $63.8 million in 2007.

In 2007, total revenues from the Southeast segment declined 15% from $2.09 billion in 2006, reflecting decreases in housing and land sale revenues. Housing revenues decreased 14% to $1.75 billion in 2007 from $2.02 billion in 2006 due to decreases of 8% in homes delivered and 6% in the average selling price. Homes delivered decreased to 7,621 in 2007 from 8,287 in 2006, reflecting difficult conditions in many Southeast markets. The average selling price decreased to $229,400 in 2007 from $244,300 in 2006 as highly competitive conditions exerted downward pressure on home prices, primarily in Florida. In 2007, revenues from land sales totaled $22.3 million, down from $66.9 million in 2006.

Our Southeast segment generated a pretax loss of $230.4 million in 2007 compared to pretax income of $38.9 million in 2006. This decrease was mainly due to increased inventory-related charges in 2007 resulting from challenging market conditions. These inventory-related charges totaled $205.8 million in 2007 compared to $105.7 million in 2006. The inventory impairment and land option contract abandonment charges in 2007 were principally in Florida. As a percentage of revenues, inventory impairments and land option contract abandonment charges were 12% in 2007 and 5% in 2006. The gross margin decreased to 2.9% in 2007 from 14.2% in 2006 as a result of an increase in inventory-related charges as a percent of revenues. Selling, general and administrative expenses decreased by $28.2 million, or 12%, to $213.5 million in 2007 from $241.7 million in 2006, reflecting our efforts to calibrate operations with reduced housing market activity. Included in other, net expenses were unconsolidated joint venture impairments of $63.8 million in 2007 and $24.2 million in 2006.

FINANCIAL SERVICES SEGMENT

Our financial services segment provides title and insurance services to our homebuyers and provided escrow coordination services until 2007, when we terminated our escrow coordination business. This segment also provides mortgage banking services to our homebuyers indirectly through Countrywide KB Home Loans. We and CWB Venture Management Corporation, a subsidiary of Bank of America, N.A., each have a 50% ownership interest in Countrywide KB Home Loans. Countrywide KB Home Loans is operated by our joint venture partner. Countrywide KB Home Loans is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.

The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Years Ended November 30,
	2008	2007	2006

Revenues	$10,767	$15,935	$20,240
Expenses	(4,489)	(4,796)	(5,923)
Equity in income of unconsolidated joint venture	17,540	22,697	19,219

Pretax income	$23,818	$33,836	$33,536

Total originations (a):
Loans	10,141	16,869	15,740
Principal	$2,073,382	$3,934,336	$3,843,793
Retention rate	80%	72%	57%
Loans sold to third parties (a):
Loans	11,289	16,909	15,613
Principal	$2,328,702	$3,969,827	$3,787,597

(a)	Loan originations and sales are within Countrywide KB Home Loans.

Revenues.  In 2008, 2007 and 2006, our financial services operations generated revenues primarily from the following sources: interest income, title services, and insurance commissions. In 2007 and 2006, financial services revenues also included escrow coordination fees. Financial services revenues totaled $10.8 million in 2008, $15.9 million in 2007 and $20.2 million in 2006. The decrease in financial services revenues in 2008 versus 2007 resulted primarily from lower revenues from title and insurance services, reflecting fewer homes delivered from our homebuilding operations. The lower financial services revenues in 2007 compared to 2006 was mainly due to the decreased number of homes delivered by our homebuilding operations and the reduction in escrow coordination fee revenues due to the termination of our escrow coordination business in the second quarter of 2007.

Financial services revenues in 2008, 2007 and 2006 included interest income of $.2 million, which was earned in each year primarily from money market deposits and first mortgages held for sale. Financial services revenues also included revenues from title services and insurance commissions of $10.6 million in 2008, $15.1 million in 2007 and $16.6 million in 2006, and escrow coordination fees of $.6 million in 2007 and $3.4 million in 2006.

Expenses.  General and administrative expenses totaled $4.5 million in 2008, $4.8 million in 2007 and $5.9 million in 2006. The decreases in general and administrative expenses in 2008 and 2007 were primarily due to the termination of our escrow coordination business in the second quarter of 2007.

Equity in Income of Unconsolidated Joint Venture.  The equity in income of unconsolidated joint venture of $17.5 million in 2008, $22.7 million in 2007 and $19.2 million in 2006 relates to our 50% interest in the Countrywide KB Home Loans joint venture. The decrease in unconsolidated joint venture income in 2008 compared to 2007 was largely due to a 40% decline in the number of loans originated by Countrywide KB Home Loans, reflecting the lower volume of homes we delivered, partly offset by an increase in Countrywide KB Home Loans’ retention rate (the percentage of our homebuyers using Countrywide KB Home Loans as a loan originator). Countrywide KB Home Loans’ retention rate increased to 80% in 2008 from 72% in 2007. The higher retention rate primarily reflected the diminished availability of alternative consumer mortgage lenders in the marketplace. In 2007, unconsolidated joint venture income increased from the previous year due to a 7% increase in the number of loans originated by the Countrywide KB Home Loans joint venture reflecting a higher retention rate. The overall retention rate rose to 72% in 2007 from 57% in 2006 reflecting the maturation of the joint venture’s operations, which began in late 2005.

The equity in income of unconsolidated joint venture in 2008 was affected by Countrywide KB Home Loans’ adoption of Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB No. 109”) and Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SAB No. 109 revises and rescinds portions of Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB No. 105”), and expresses the current view of the SEC that, consistent with the guidance in Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 156”) and SFAS No. 159, the expected net future cash flows related to the associated servicing of loans should be included in the measurement of the fair value of all written loan commitments that are accounted for at fair value through earnings. SFAS No. 159 permits entities to choose to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Under SFAS No. 159, Countrywide KB Home Loans elected the fair value option for residential mortgage loans held for sale that were originated subsequent to February 29, 2008. As a result of Countrywide KB Home Loans’ adoption of SAB No. 109 and SFAS No. 159, our equity in income of unconsolidated joint venture of the financial services segment increased by $1.7 million in 2008.

INCOME TAXES

We recognized income tax expense of $8.2 million in 2008, an income tax benefit from continuing operations of $46.0 million in 2007, and income tax expense from continuing operations of $178.9 million in 2006. These amounts represent effective income tax rates of approximately .8% for 2008, 3% for 2007 and 31% for 2006. The change in our effective tax rate in 2008 from 2007 was primarily due to the disallowance of tax benefits related to our current year loss as a result of a full valuation allowance. The decrease in our effective tax rate in 2007 from 2006 was primarily due to a noncash valuation allowance recorded as a reserve against net deferred tax assets.

In accordance with SFAS No. 109, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. For 2008, we recorded a valuation allowance of $355.9 million against our net deferred tax assets. The valuation allowance was reflected as a noncash charge of $358.2 million to income tax expense and a noncash benefit of $2.3 million to accumulated other comprehensive loss (as a result of an adjustment made in accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87,

88, 106 and 132(R)” (“SFAS No. 158”)). For 2007, we recorded a valuation allowance totaling approximately $522.9 million against our deferred tax assets. The valuation allowance was reflected as a noncash charge of $514.2 million to income tax expense and $8.7 million to accumulated other comprehensive loss. The majority of the tax benefits associated with our net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income. Our deferred tax assets for which we did not establish a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carrybacks to the 2007 and 2006 years. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the related deferred tax assets, we expect our effective tax rate to decrease as the valuation allowance is reversed.

DISCONTINUED OPERATIONS

Discontinued operations consist solely of our French operations which were sold on July 10, 2007. We sold our 49% equity interest in KBSA for total gross proceeds of $807.2 million and we recognized a pretax gain of $706.7 million ($438.1 million, net of income taxes) in the third quarter of 2007 related to the transaction. The sale was made pursuant to a share purchase agreement (the “Share Purchase Agreement”), among us, Financière Gaillon 8 SAS (the “Purchaser”), an affiliate of PAI partners, a European private equity firm, and three of our wholly owned subsidiaries: Kaufman and Broad Development Group, International Mortgage Acceptance Corporation, and Kaufman and Broad International, Inc. (collectively, the “Selling Subsidiaries”). Under the Share Purchase Agreement, the Purchaser agreed to acquire our 49% equity interest (representing 10,921,954 shares held collectively by the Selling Subsidiaries) at a price of 55.00 euros per share. The purchase price consisted of 50.17 euros per share paid by the Purchaser in cash, and a cash dividend of 4.83 euros per share paid by KBSA.

In 2007, income from discontinued operations, net of income taxes, totaled $485.4 million, or $6.29 per diluted share, including the gain realized on the sale of these operations. Income from discontinued operations, net of income taxes, totaled $89.4 million, or $1.08 per diluted share, in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Overview.  Historically, we have funded our homebuilding and financial services operations with internally generated cash flows and external sources of debt and equity financing. We may also borrow funds from time to time under our Credit Facility.

In light of the prolonged downturn in the housing market, we remain focused on maintaining a strong balance sheet. We took several decisive actions in 2007 that resulted in substantial cash flow generation and debt reductions, including selling our French operations and other assets, reducing inventory and our active community counts, reducing our workforce, consolidating operations, and selectively exiting or winding down operations in underperforming markets. During 2008, we remained committed to our balance sheet initiatives and, as a result, generated positive operating cash flows and ended the year with $1.25 billion of cash and cash equivalents and restricted cash and $1.94 billion of debt.

Capital Resources.  At November 30, 2008, we had $1.94 billion of mortgages and notes payable outstanding compared to $2.16 billion outstanding at November 30, 2007. The decrease in our debt balance was mainly due to the early redemption of debt during the third quarter of 2008. On July 14, 2008, we completed the early redemption of the $300 Million Senior Subordinated Notes at a price of 101.938% of the principal amount plus accrued interest to the date of redemption. We incurred a loss of $7.1 million in 2008 related to the early redemption of debt, as a result of the call premium and the unamortized original issue discount.

In managing our investments in unconsolidated joint ventures, we expect in some cases, as occurred in 2008, to opportunistically purchase our partners’ interests and consolidate the joint venture, which would result in an increase in our consolidated mortgages and notes payable. We do not believe that such consolidations should have a material effect on our consolidated financial position, our results of operations, or our ability to comply with the terms governing our Credit Facility or public debt. In the first fiscal quarter of 2009, we redeemed the $200 Million Senior Subordinated Notes upon their December 15, 2008 scheduled maturity. Our next bond maturity does not occur until August 15, 2011, when $350.0 million of 6 3/8% senior notes (the “$350 Million Senior Notes”) become due.

Our financial leverage, as measured by the ratio of debt to total capital, was 70.0% at November 30, 2008 compared to 53.9% at November 30, 2007. The increase in this ratio reflected lower retained earnings at November 30, 2008, primarily due to the pretax, noncash charges recorded during 2008 for the impairment of inventory, joint ventures and goodwill, and the abandonment of land option contracts, as well as a noncash charge to record a valuation allowance against the net deferred tax assets generated during the period. Our ratio of net debt to net total capital at November 30, 2008 was 45.4%, compared to 31.1% at November 30, 2007. Net debt to net total capital is calculated by dividing mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, by net total capital (mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, plus stockholders’ equity). We believe the ratio of net debt to net total capital is useful in understanding the leverage employed in our operations and in comparing us with other companies in the homebuilding industry.

As of November 30, 2008, we had no cash borrowings outstanding and $211.8 million in letters of credit outstanding under our Credit Facility, leaving us with $588.2 million available for future borrowings.

On August 28, 2008, we entered into the Fifth Amendment to the Credit Facility. The Fifth Amendment, among other things, reduced the aggregate commitment under the Credit Facility from $1.30 billion to $800.0 million and provided that the aggregate commitment may be permanently reduced to: (a) $650.0 million, if at the end of any fiscal quarter our consolidated tangible net worth is less than or equal to $800.0 million but greater than $500.0 million, and (b) $500.0 million, if at the end of any fiscal quarter our consolidated tangible net worth is less than or equal to $500.0 million. In addition, the Fifth Amendment reduced the sublimit for swing line loans from $100.0 million to $60.0 million; reduced the sublimit for the issuance of letters of credit from $1.00 billion to $600.0 million; and reduced the amount of unrestricted cash applied to the borrowing base calculation by the amount of outstanding borrowings under the Credit Facility as of the measurement date.

Under the terms of the Credit Facility, we are required, among other things, to maintain a minimum consolidated tangible net worth and certain financial statement ratios, and are subject to limitations on acquisitions, inventories and indebtedness. Specifically, the Credit Facility, requires us to maintain a minimum consolidated tangible net worth of $1.00 billion, reduced by the cumulative deferred tax valuation allowances not to exceed $721.8 million (“Permissible Deferred Tax Valuation Allowances”). The minimum consolidated tangible net worth requirement is increased by the amount of the proceeds from any issuance of capital stock and 50% of our cumulative consolidated net income, before the effect of deferred tax valuation allowances, for each quarter after May 31, 2008 where we have cumulative consolidated net income. There is no decrease when we have cumulative consolidated net losses. At November 30, 2008, our applicable minimum consolidated tangible net worth requirement was $278.2 million.

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

If our Coverage Ratio is less than 1.00 to 1.00, we will not be in default under the Credit Facility if our Leverage Ratio is less than 1.00 to 1.00 and we establish the Interest Reserve Account equal to the amount of interest we incurred on a consolidated basis during the most recent completed quarter, multiplied by the number of quarters remaining until the Credit Facility maturity date of November 2010, not to exceed a maximum of four. We may withdraw all amounts deposited in the Interest Reserve Account when our Coverage Ratio at the end of a fiscal quarter is greater than or equal to 1.00 to 1.00, provided that there is no default under the Credit Facility at the time the amounts are withdrawn. An Interest Reserve Account is not required when our actual Coverage Ratio is greater than or equal to 1.00 to 1.00.

The following table summarizes certain key financial metrics we are required to maintain under our Credit Facility at November 30, 2008 and our actual ratios:

	November 30, 2008
	Covenant
Financial Covenant	Requirement	Actual

Minimum consolidated tangible net worth	$278.2 million	$827.9 million
Coverage Ratio	(a)	(a)
Leverage Ratio (b)	≤1.00	.47
Investment in subsidiaries and joint ventures as a percent of Adjusted Consolidated Tangible Net Worth	<35%	15%
Borrowing base in excess of senior indebtedness (as defined)	Greater than zero	$825.0 million

(a)	Our Coverage Ratio of negative .27 was less than 1.00 to 1.00 as of November 30, 2008. Because our Leverage Ratio as of August 31, 2008 was below 1.00 to 1.00, we established an Interest Reserve Account of $115.4 million in the fourth quarter of 2008 to remain in compliance with the terms of the Credit Facility. The Interest Reserve Account had a balance of $115.4 million at November 30, 2008. Because our Leverage Ratio as of November 30, 2008 was below 1.00 to 1.00, we will continue to maintain the Interest Reserve Account, but the balance will be reduced to $111.2 million in the first quarter of 2009.

(b)	The Leverage Ratio requirement varies based on our Coverage Ratio. If our Coverage Ratio is greater than or equal to 1.50 to 1.00, the Leverage Ratio requirement is less than 2.00 to 1.00. If our Coverage Ratio is between 1.00 and 1.50 to 1.00, the Leverage Ratio requirement is less than 1.25 to 1.00. If our Coverage Ratio is less than 1.00 to 1.00, the Leverage Ratio requirement is less than or equal to 1.00 to 1.00.

The Credit Facility also contains limitations on the total consideration paid for exchanges of capital stock with our employees, unimproved land book value, investments in subsidiaries and joint ventures, speculative home deliveries and borrowing base requirements. Transactions with employees for exchanges of capital stock, such as payments for incentive and employee benefit plans or cashless exercises of stock options, cannot exceed $5.0 million in any fiscal year. In addition to the financial covenants summarized in the above table, other covenants provide that: (a) the unimproved land book value cannot exceed consolidated tangible net worth; and (b) speculative home deliveries within a given quarter cannot exceed 40% of the previous 12 months’ total deliveries.

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

As of November 30, 2008, we were in compliance with the terms of our senior notes indenture and our Credit Facility. However, our ability to continue to borrow funds depends in part on our ability to remain in such compliance. Our inability to do so could make it more difficult and expensive to maintain our current level of external debt financing or to obtain additional financing.

During the quarter ended February 29, 2008, our board of directors declared a cash dividend of $.25 per share of common stock, which was paid on February 21, 2008 to stockholders of record on February 7, 2008. During the quarter ended May 31, 2008, our board of directors declared a cash dividend of $.25 per share of common stock, which was paid on May 22, 2008 to stockholders of record on May 8, 2008, and declared a cash dividend of $.25 per share of common stock, which was paid on July 24, 2008 to stockholders of record on July 10, 2008. During the quarter ended November 30, 2008, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on November 25, 2008 to shareholders of record on November 14, 2008. During 2008, we have declared and paid total cash dividends of $.8125 per share of common stock.

Depending on available terms and our negotiating leverage related to specific market conditions, we also finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2008, we had outstanding notes payable of $96.4 million secured primarily by the underlying property, which had a carrying value of $169.8 million.

Consolidated Cash Flows.  Operating, investing and financing activities used net cash of $202.2 million in 2008. These activities provided net cash of $539.6 million in 2007 and $479.2 million in 2006.

Operating Activities.   Operating activities provided net cash flows of $341.3 million in 2008 and $1.05 billion in 2007. The year-over-year change in operating cash flow was primarily due to the $297.4 million of cash provided by the French discontinued operations in 2007 and fewer year-over-year homes delivered and lower average selling prices in 2008. Our sources of operating cash in 2008 included a net decrease in inventories of $545.9 million (excluding inventory impairments and land option contract abandonments, $90.0 million of inventories acquired through seller financing and a decrease of $143.1 million in consolidated inventories not owned), other operating sources of $32.6 million and various noncash items added to the net loss. Partially offsetting the cash provided in 2008 was a net loss of $976.1 million, a decrease in accounts payable, accrued expenses and other liabilities of $282.8 million and an increase in receivables of $60.6 million.

In 2007, operating cash provided by our continuing operations included a net decrease in inventories of $779.9 million (excluding inventory impairments and land option contract abandonments, $4.1 million of inventories acquired through seller financing and a decrease of $409.5 million in consolidated inventories not owned), other operating sources of $13.4 million and various noncash items added to the loss from continuing operations. Partially offsetting the cash provided in 2007 was a net loss of $929.4 million, a decrease in accounts payable, accrued expenses and other liabilities of $340.6 million and an increase in receivables of $71.4 million. Our French discontinued operations provided net cash from operating activities of $297.4 million in 2007.

In 2006, sources of operating cash from our continuing operations included earnings of $482.4 million, an increase in accounts payable, accrued expenses and other liabilities of $205.7 million, other operating sources of $7.2 million and various noncash items deducted from net income. Our sources of operating cash in 2006 were partially offset by an increase in inventories of $356.3 million (excluding inventory impairments and land option contract abandonments, $128.7 million of inventories acquired through seller financing and a decrease of $18.1 million in consolidated inventories not owned) and an increase in receivables of $23.5 million. Our French discontinued operations provided net cash from operating activities of $229.5 million in 2006.

Investing Activities.   Investing activities used net cash of $167.9 million in 2008 and provided net cash of $643.1 million in 2007. In 2008, $115.4 million of cash was used to establish the Interest Reserve Account as required under the terms of our Credit Facility (making it restricted cash), and $59.6 million was used for investments in unconsolidated joint ventures. The cash used in 2008 was partially offset by $7.1 million provided from net sales of property and equipment. In 2007, continuing operations provided cash of $739.8 million from the sale of our French discontinued operations, net of cash divested, and $.6 million was provided from net sales of property and equipment. Partially offsetting the cash provided in the period was $85.2 million used for investments in unconsolidated joint ventures. Our French discontinued operations used net cash of $12.1 million for investing activities in 2007.

In 2006, our continuing operations used cash for investing activities, including $179.2 million for investments in unconsolidated joint ventures and $17.6 million for net purchases of property and equipment. The cash used was partially offset by proceeds of $57.8 million from the sale of our investment in an unconsolidated joint venture and $.7 million from other investing activities. In 2006, our French discontinued operations used net cash of $4.5 million for investing activities.

Financing Activities.  Net cash used for financing activities totaled $375.6 million in 2008 and $1.15 billion in 2007. In 2008, cash was used for the redemption of the $300 Million Senior Subordinated Notes, dividend payments of $63.0 million, net payments on short-term borrowings of $12.8 million and repurchases of common stock of $1.0 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash in 2008 were partly offset by $7.0 million provided from the issuance of common stock under our employee stock plans.

In 2007, our continuing operations used cash for the redemption of the $400 Million Term Loan, which was scheduled to mature on April 11, 2011, the redemption of the $250 Million Senior Subordinated Notes, net payments on short-term borrowings of $114.1 million, dividend payments of $77.2 million, and repurchases of common stock of $6.9 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset in 2007 by $12.3 million provided from the issuance of common stock under our employee stock plans and $.9 million of excess tax benefit associated with the exercise of stock options. Our French discontinued operations used net cash of $306.5 million for financing activities in 2007.

In 2006, sources of cash from our continuing operations included proceeds from the $400 Million Term Loan, $298.5 million in total proceeds from the issuance of $300.0 million of 7 1/4% senior notes due 2018 (the “$300 Million 7 1/4% Senior Notes”), $65.1 million from the issuance of common stock under employee stock plans and $15.4 million of excess tax benefits associated with the exercise of stock options. Partially offsetting the sources of cash were $394.1 million used for repurchases of common stock, net payments on short-term borrowings of $120.7 million and dividend payments of $78.3 million. In 2006, our French discontinued operations used net cash of $215.0 million for financing activities.

Shelf Registration Statement.  On October 17, 2008, we filed an automatically effective universal shelf registration statement (the “2008 Shelf Registration”) with the SEC, registering debt and equity securities that we may issue from time to time in amounts to be determined. Our previously outstanding universal shelf registration filed with the SEC on November 12, 2004 (the “2004 Shelf Registration”) was subsumed within the 2008 Shelf Registration. As of the date of this Form 10-K, we have not issued any securities under our 2008 Shelf Registration.

Share Repurchase Program.  At November 30, 2008, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in 2008.

In the present environment, we are carefully managing our use of cash, including internal capital investments, investments to grow our business and additional debt reductions. Based on our current capital position, we believe we have adequate resources and sufficient credit facilities to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, consistent with our marketing strategies and investment standards, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business, both on a short- and long-term basis. Although we anticipate that our asset acquisition and development activities will remain limited in the near term until markets stabilize, we are analyzing potential asset acquisitions and will use our present financial strength to acquire assets in good, long-term markets when the prices, timing and strategic fit are compelling.

OFF-BALANCE SHEET ARRANGEMENTS

We participate in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets, typically where our homebuilding operations are located. Our partners in these unconsolidated joint ventures are unrelated homebuilders, land developers and other real estate entities, or commercial enterprises. Through unconsolidated joint ventures, we seek to reduce and share market and development risks and to reduce our investment in land inventory, while potentially increasing the number of homesites we own or control. In some instances, participating in unconsolidated joint ventures enables us to acquire and develop land that we might not otherwise have access to due to a project’s size, financing needs, duration of development or other circumstances. While we view our participation in unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view such participation as essential.

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

Each unconsolidated joint venture maintains financial statements in accordance with U.S. generally accepted accounting principles. We share in profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. Our investment in these unconsolidated joint ventures totaled $177.6 million at November 30, 2008 and $297.0 million at November 30, 2007. These unconsolidated joint ventures had total assets of $1.26 billion at November 30, 2008 and $2.51 billion at November 30, 2007. We expect our investments in unconsolidated joint ventures to continue to decrease over time and are reviewing each investment to ensure it fits into our current overall strategic plans and business objectives.

The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, many of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $871.3 million at November 30, 2008 and $1.54 billion at November 30, 2007. The unconsolidated joint ventures are subject to various financial and non-financial covenants in conjunction with their debt, primarily related to equity maintenance, fair value of collateral and minimum land purchase or sale requirements within a specified period. In a few instances, the financial covenants are based on our financial position.

In certain instances, we and/or our partner(s) in an unconsolidated joint venture provide guarantees and indemnities to the unconsolidated joint venture’s lenders that may include one or more of the following: (a) a completion guaranty; (b) a loan-to-value maintenance guaranty; and/or (c) a carve-out guaranty. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute equity to an unconsolidated joint venture to enable it to fund its completion obligations. A loan-to-value maintenance guaranty refers to the payment of funds to maintain the applicable loan balance at or below a specific percentage of the value of an unconsolidated joint venture’s secured collateral (generally land and improvements). A carve-out guaranty refers to the payment of (i) losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project, or (ii) outstanding principal and interest and certain other amounts owed to lenders upon the filing by an unconsolidated joint venture of a voluntary bankruptcy petition or the filing of an involuntary bankruptcy petition by creditors of the unconsolidated joint venture in which an unconsolidated joint venture or its partners collude or which the unconsolidated joint venture fails to contest.

In most cases, our maximum potential responsibility under these guarantees and indemnities is limited to either a specified maximum dollar amount or an amount equal to our pro rata interest in the relevant unconsolidated joint venture. In a few cases, we have entered into agreements with our unconsolidated joint venture partners to be reimbursed or indemnified with respect to the guarantees we have provided to an unconsolidated joint venture’s lenders for any amounts we may pay pursuant to such guarantees above our pro rata interest in the unconsolidated joint venture. If our unconsolidated joint venture partners are unable to fulfill their reimbursement or indemnity obligations, or otherwise fail to do so, we could incur more than our allocable share under the relevant guaranty. Should there be indications that advances (if made) will not be voluntarily repaid by an unconsolidated joint venture partner under any such reimbursement arrangements, we vigorously pursue all rights and remedies available to us under the applicable agreements, at law or in equity to enforce our reimbursement rights.

Our potential responsibility under our completion guarantees, if triggered, is highly dependent on the facts of a particular case. In any event, we believe our actual responsibility under these guarantees is limited to the amount, if any, by which an unconsolidated joint venture’s outstanding borrowings exceed the value of its assets, but may be substantially less than this amount.

At November 30, 2008, our potential responsibility under our loan-to-value maintenance guarantees totaled approximately $45.4 million, if any liability were determined to be due thereunder. This amount represents our maximum responsibility under such loan-to-value maintenance guarantees assuming the underlying collateral has no value and without regard to defenses that could be available to us against attempted enforcement of such guarantees.

Notwithstanding these potential responsibilities, at this time we do not believe that our exposure under our existing completion, loan-to-value and carve-out guarantees and indemnities related to unconsolidated joint venture debt is material to our consolidated financial position or results of operations.

Recently, the lenders for two of our unconsolidated joint ventures filed lawsuits against some of the unconsolidated joint ventures’ members, and certain of those members’ parent companies, seeking to recover damages under completion guarantees, among other claims. We and the other parent companies, together with the members, are defending the lawsuits in which they have been named. We do not believe that these lawsuits will have a material impact on our consolidated financial position or results of operations.

In addition to the above-described guarantees and indemnities, we have also provided a several guaranty to the lenders of one of our unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. Our potential responsibility under this several guaranty fluctuates with the outstanding borrowings against the unconsolidated joint venture’s debt and with us and our partners’ respective land purchases from the unconsolidated joint venture. At November 30, 2008, this unconsolidated joint venture had total outstanding indebtedness of approximately $373.9 million and, if this guaranty were then enforced, our maximum potential responsibility under the guaranty would have been approximately $182.7 million, which amount does not account for any offsets or defenses that could be available to us. This unconsolidated joint venture has received notices from its lenders’ administrative agent alleging a number of defaults under its loan agreement. We are currently exploring resolutions with the lenders, the lenders’ administrative agent and our unconsolidated joint venture partners, but there is no assurance that we will reach a satisfactory resolution with all of the parties involved.

Certain of our other unconsolidated joint ventures operating in difficult market conditions are in default of their debt agreements with their lenders or are at risk of defaulting. In addition, certain of our unconsolidated joint venture partners have curtailed funding of their allocable joint venture obligations. We are carefully managing our investments in these particular unconsolidated joint ventures and are working with the relevant lenders and unconsolidated joint venture partners to reach satisfactory resolutions. In some instances, we may decide to opportunistically purchase our partners’ interests and would consolidate the joint venture, which would result in an increase in our consolidated mortgages and notes payable. However, such purchases may not resolve a claimed default by the joint venture under its debt agreements. Additionally, we may seek new equity partners to participate in our unconsolidated joint ventures or, based on market conditions and other strategic considerations, may decide to withdraw from an unconsolidated joint venture and allow the unconsolidated joint venture’s lenders to exercise their remedies with respect to the underlying collateral (subject to any relevant defenses available to us). Based on the terms and amounts of the debt involved for these particular unconsolidated joint ventures and the terms of the applicable joint venture operating agreements, we do not believe that our exposure related to any defaults by or with respect to these particular unconsolidated joint ventures is material to our consolidated financial position or results of operations.

In the ordinary course of our business, we enter into land option contracts to procure land for the construction of homes. The use of such land option contracts generally allows us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, including interest and other carrying costs, and minimizes the amount of our land inventories on our consolidated balance sheet. Under such land option contracts, we will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46(R)”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a variable interest entity (“VIE”).

In compliance with FASB Interpretation No. 46(R), we analyze our land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event, and as a result have consolidated the fair value of certain VIEs from which we are purchasing land under option contracts. Although we do not have legal title to the optioned land, FASB Interpretation No. 46(R) requires us to consolidate the VIE if we are determined to be the primary beneficiary. The consolidation of VIEs in which we were determined to be the primary beneficiary increased our inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $15.5 million at November 30, 2008 and $19.0 million at November 30, 2007. The liabilities related to our consolidation of VIEs from which we are purchasing land under option contracts represent the difference between the purchase price of optioned land not yet purchased and our cash deposits. Our cash deposits related to these land option contracts totaled $3.4 million at November 30, 2008 and $4.7 million at November 30, 2007. Creditors, if any, of these VIEs have no recourse against us. As of November 30, 2008, excluding consolidated VIEs, we had cash deposits totaling $29.7 million, which were associated with land option contracts having an aggregate purchase price of $533.2 million.

We also evaluate land option contracts in accordance with Statement of Financial Accounting Standards No. 49, “Accounting for Product Financing Arrangements” (“SFAS No. 49”), and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $81.5 million at November 30, 2008 and $221.1 million at November 30, 2007.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes our future cash requirements under contractual obligations as of November 30, 2008 (in thousands):

	Payments due by Period
	Total	2009	2010-2011	2012-2013	Thereafter

Contractual obligations:
Long-term debt	$1,941,537	$279,522	$365,754	$—	$1,296,261
Interest	643,579	112,813	201,867	163,750	165,149
Operating lease obligations	61,743	18,957	26,317	11,712	4,757

Total	$2,646,859	$411,292	$593,938	$175,462	$1,466,167

We are often required to obtain performance bonds and letters of credit in support of our obligations to various municipalities and other government agencies in connection with subdivision improvements such as roads, sewers and water. At November 30, 2008, we had $761.1 million of performance bonds and $211.8 million of letters of credit outstanding. At November 30, 2007, we had $1.08 billion of performance bonds and $296.8 million of letters of credit outstanding. In the event any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. At this time, we do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the contractual performance is completed. The expiration dates of letters of credit issued in connection with subdivision improvements coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis.

CRITICAL ACCOUNTING POLICIES

Discussed below are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant judgment in their application.

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

Inventories and Cost of Sales.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K, land and housing inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with SFAS No. 144. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques. Due to uncertainties in the estimation process, it is possible that actual results could differ from those estimates. Our inventories typically do not consist of completed projects. However, order cancellations may result in our having a relatively small amount of inventory of constructed or partially constructed unsold homes.

We rely on certain estimates to determine our construction and land costs and resulting gross margins associated with revenues recognized. Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are generally allocated on a relative fair value basis to homes within a parcel or community. Land and land development costs include related interest and real estate taxes.

In determining a portion of the construction and land costs for each period, we rely on project budgets that are based on a variety of assumptions, including future construction schedules and costs to be incurred. It is possible that actual results could differ from budgeted amounts for various reasons, including construction delays, labor or materials shortages, increases in costs that have not yet been committed, changes in governmental requirements, unforeseen environmental hazard discoveries or other unanticipated issues encountered during construction. While the actual results for a particular construction project are accurately reported over time, variances between the budgeted and actual costs of a project could result in the understatement or overstatement of construction and land costs and homebuilding gross margins in a specific reporting period. To reduce the potential for such distortion, we have set forth procedures that collectively comprise a “critical accounting policy.” These procedures, which we have applied on a consistent basis, include updating, assessing and revising project budgets on a monthly basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, reviewing the adequacy of warranty accruals and historical warranty claims experience, and utilizing the most current information available to estimate construction and land costs to be charged to expense. The variances between budgeted and actual costs have historically not had a material impact on our consolidated results of operations. We believe that our policies provide for reasonably dependable estimates to be used in the calculation and reporting of construction and land costs.

Inventory Impairments and Abandonments.  As discussed in Note 6. Inventory Impairments and Abandonments in the Notes to Consolidated Financial Statements in this Form 10-K, each parcel or community in our owned inventory is assessed to determine if indicators of potential impairment exist. If indicators of potential impairment exist for a parcel or community, the identified inventory is evaluated for recoverability in accordance with SFAS No. 144. Impairment indicators are assessed separately for each parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered or gross margins; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future housing or land sales. When an indicator of potential impairment is identified, we test the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by our expectations related to: market supply and demand, including estimates concerning average selling prices; sales incentives; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. These estimates are specific to each community and may vary among communities.

A real estate asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each community and may vary among communities.

Our optioned inventory is assessed to determine whether it continues to meet our internal investment standards. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices, home delivery volume and gross margins; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in market strategy, we write off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects.

The value of the land and housing inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, such inventory. We have analyzed trends and other information related to each of the markets where we do business and have incorporated this information as well as our current outlook into the assumptions we use in our impairment analyses. Due to the judgment and assumptions applied in the estimation process with respect to impairments and land option contract abandonments, it is possible that actual results could differ substantially from those estimated.

We believe the carrying value of our remaining inventory is currently recoverable. However, if conditions in the housing market worsen in the future beyond our current expectations, or if future changes in our marketing strategy significantly affect any key assumptions used in our fair value calculations, we may need to take additional charges in future periods for inventory impairments or land option contract abandonments, or both, related to existing assets. Any such noncash charges would have an adverse effect on our consolidated financial position and results of operations and may be material.

Warranty Costs.  As discussed in Note 12. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this Form 10-K, we provide a limited warranty on all of our homes. The specific terms and conditions of warranties vary depending upon the market in which we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of our recorded warranty liabilities, which are included in accrued expenses and other liabilities in the consolidated balance sheets, and adjust the amounts as necessary based on our assessment. While we believe the warranty accrual reflected in the consolidated balance sheets to be adequate, actual warranty costs in the future could differ from our current estimates.

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

Insurance.   As disclosed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K, we have, and require the majority of our subcontractors to have, general liability insurance (including construction defect coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We record expenses and liabilities based on the costs required to cover our self-insured retention and deductible amounts under our insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above our coverage limits or not covered by our policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported. We engage a third-party actuary that uses our historical claim data to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the self-insured portion of our general liability insurance. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of product we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.

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

Based on the results of our impairment evaluation performed in the second quarter of 2008, we recorded an impairment charge of $24.6 million in that quarter related to our Central reporting segment, where all of the goodwill previously recorded was determined to be impaired. The annual goodwill impairment test we performed as of November 30, 2008 resulted in an impairment charge of $43.4 million in the fourth quarter of 2008 related to our Southeast reporting segment, where all of the goodwill previously recorded was determined to be impaired. Based on the results of our impairment evaluation performed in the third quarter of 2007, we recorded an impairment charge of $107.9 million in that quarter related to our Southwest reporting segment, where all of the goodwill previously recorded was determined to be impaired. The annual goodwill impairment test we performed as of November 30, 2007 indicated no additional impairment. The goodwill impairment charges in 2008 and 2007 were recorded at our corporate level because all goodwill is carried at that level. As a result of these impairment charges, we have no remaining goodwill company-wide at November 30, 2008.

Income Taxes.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this Form 10-K, we account for income taxes in accordance with SFAS No. 109. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine whether a valuation allowance is required. In accordance with SFAS No. 109, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

As discussed in Note 17. Income Taxes in the Notes to Consolidated Financial Statements in this Form 10-K, we implemented the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FASB Interpretation No. 48”), effective December 1, 2007. The cumulative effect of the adoption of FASB Interpretation No. 48 was recorded in 2008 as a $2.5 million reduction to beginning retained earnings. In accordance with the provisions of FASB Interpretation No. 48, we recognized, in our consolidated financial statements, the impact of a tax position if a tax return’s position or future tax position is “more likely than not” to prevail (defined as a likelihood of more than 50% of being sustained upon audit, based on the technical merits of the tax position).

We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the income tax provision consistent with our historical accounting policy. Our liability for unrecognized tax benefits, combined with accrued interest and penalties, is reflected as a component of accrued expenses and other liabilities in our consolidated balance sheets.

Prior to the adoption of FASB Interpretation No. 48, we applied Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” (“SFAS No. 5”), to assess and provide for potential income tax exposures. In accordance with SFAS No. 5, we maintained reserves for tax contingencies based on reasonable estimates of the tax liabilities, interest, and penalties (if any) that may result from such audits. FASB Interpretation No. 48 substantially changes the applicable accounting model and is likely to cause greater volatility in our consolidated statements of operations and effective tax rates as more items are specifically recognized and/or derecognized within income tax expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. FAS 157-2”), which delayed for one year the applicability of SFAS No. 157’s fair value measurements to certain nonfinancial assets and liabilities. We adopted SFAS No. 157 in 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations. While we are currently evaluating the impact of adopting the remaining provisions of SFAS No. 157, we do not expect SFAS No. 157 to have a material impact on our consolidated financial position or results of operations.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. We do not expect the adoption of SFAS No. 162 to have a material impact on our consolidated financial position or results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 clarifies how Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”) applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the potential impact of adopting SFAS No. 163 on our consolidated financial position and results of operations.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1”). Under FSP No. EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. We are currently evaluating the impact of adopting FSP No. EITF 03-6-1 on our earnings per share.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP No. FAS 157-3”). FSP No. FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active. FSP No. FAS 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. Our adoption of FSP No. FAS 157-3 did not have a material impact on our consolidated financial position or results of operations.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46-(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. FAS 140-4 and FIN 46(R)-8”). FSP No. FAS 140-4 and FIN 46(R)-8 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46(R), to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP No. FAS 140-4 and FIN 46(R)-8 is related to disclosure only and will not have an impact on our consolidated financial position or results of operations.

OUTLOOK

At November 30, 2008, our backlog of new home orders totaled 2,269 homes, a decrease of 64% from the 6,322 homes in backlog at November 30, 2007. Our backlog at November 30, 2008 represented projected future housing revenues of approximately $521.4 million, down 65% from approximately $1.50 billion at November 30, 2007. The substantially lower backlog of homes and projected future housing revenues at the end of our 2008 fiscal year compared to the prior year-end was due to the combined impact over the past several quarters of negative year-over-year net order results, lower average selling prices, and our strategic initiatives to reduce our inventory and active community counts to better align with diminished housing market activity. In 2008, our average active community count was 38% lower than in 2007.

Our lower active community count also reduced our operating results in the fourth quarter of 2008 compared to the year-earlier quarter. Our homebuilding operations generated 1,296 net orders in the fourth quarter of 2008, down 50% from the 2,574 net orders generated in the corresponding quarter of 2007. Our net orders in the fourth quarter of 2008 were also reduced by our transition to new, value-engineered product, which disrupted sales activity as some communities were temporarily shut down and other communities experienced a lag in orders while discontinuing current product offerings, and by continued weakness in demand for new housing.

Conditions in the housing sector continued to decline throughout 2008, accelerating in the second half of the year with the sharp decline in the general economy. A deteriorating economy and turbulent financial and credit markets further eroded consumer confidence, increased unemployment and foreclosures and caused credit standards for homebuyers to tighten further. As a result, although home prices and mortgage rates fell substantially during 2008, improving affordability, many potential homebuyers remain reluctant or are unable to commit to a new home purchase. There are several reasons for their reluctance, including an inability to obtain adequate financing; an inability to sell their existing home at a perceived fair price or at a price that covers their existing mortgage; anxiety about current economic conditions or employment prospects; or expectations that home prices will fall further or that greater incentives will be offered by home sellers given the persistent oversupply in many markets.

As we enter 2009, the U.S. economy remains in a severe recession and the homebuilding industry faces even greater adverse pressures than at the beginning of 2008. Affordability, wavering buyer confidence and significantly tighter mortgage lending standards, coupled with a considerable oversupply of new and existing homes for sale (boosted by foreclosures), continue to weigh on the housing market and may cause further deterioration in operating conditions and sales results. Meanwhile, it remains uncertain when the housing market or the broader economy will experience a meaningful recovery.

Recent actions taken or under consideration by the federal government designed to boost housing demand could soften the impact of the recession. Nonetheless, it is very likely that key housing metrics, including starts, new home sales and existing home sales, will continue to weaken in 2009. We therefore expect fierce price competition to persist well into 2009 and margins to remain under pressure throughout the year. This could lead to more inventory impairments and land option contract abandonments, though potentially smaller in magnitude.

Given the volatile trends and uncertain economic conditions clouding the housing markets, and our current backlog levels, we have limited ability to forecast our 2009 consolidated operating and financial results. As of the date of this Form 10-K, we expect poor demand for, and the substantial oversupply of, housing to continue, sustaining the sharply reduced home sales volumes and severe downward pricing pressures that we and our industry have experienced since the second half of 2006, compared to the first half of this decade.

While there are many significant factors that we cannot control, we intend to navigate the present housing market and general economic downturn by remaining focused on improving areas within our control and on achieving further progress on three primary goals: maintaining a strong cash position and balance sheet; restoring our homebuilding operations to profitability; and positioning our business to capitalize on a housing market recovery when it occurs. Consistent with these goals, in the past two years we have: (i) built up and conserved our cash, ending 2008 with a substantial cash balance of $1.25 billion, including $115.4 million of restricted cash in the Interest Reserve Account, and no cash borrowings under our Credit Facility; (ii) reduced our inventory and active community counts, consolidated operations and cut overhead costs in many markets, while selectively exiting or winding down activity in others; and (iii) introduced new products designed to meet consumers’ needs, tastes and affordability concerns. Our key business strategies and plans for 2009 will continue to reflect these priorities, and we expect to be cash flow positive and to have no outstanding cash borrowings under our Credit Facility during the year.

Our highest priority as we move ahead is to increase our margins and restore the profitability of our homebuilding operations. In the near term, our focus on margins and profitability will mean selling the right product at the right price, with the right marketing strategy, for each individual served market, and maintaining our presence in those markets that we believe will provide the best operating platform to drive future growth. It also means continuing to reduce our costs and to operate more efficiently in accordance with the principles of our KBnxt operational business model.

Consistent with our near-term focus on offering the right product at the right price, we accelerated a product transition strategy in the second half of 2008, introducing in particular communities new, value-engineered product with more affordable standard features that are more cost-effective to build and can be offered at lower base selling prices compared to prior product offerings. The reengineered product, which we refer to as The Open Seriestm, is designed to meet the demands of our core first-time homebuyers in the current market environment by offering greater design choices than the product it is replacing and price points for consumers at or near median income levels. At the same time, it gives homebuyers more flexibility and options to customize a home to meet their own tastes and budget. We are continuing to roll out the reengineered product and expect to have more communities fully transitioned to The Open Series in 2009. We believe our product transition strategy, when fully implemented, will have a positive impact on our margins and net orders in future periods. However, we expect that the implementation process will temporarily depress our sales and margins for transitioning communities in 2009, reflecting a lag between discontinuing prior product and bringing the new product online, and will reduce our year-over-year results of operations for that period.

During 2008, we continued our aggressive steps to streamline our organizational structure to reduce costs in proportion to our revenues. We expect these changes to produce tangible benefits, in the form of selling, general and administrative expense reductions, in future quarters. In making these adjustments, we have selectively maintained operations in key served markets and have made investments that we believe will enable us to prudently and effectively expand our operations when market conditions improve. In 2009, we will maintain our focus on bringing our costs in line with our revenues and preserving a solid foundation for growth as market conditions become more favorable.

We will continue to assess and re-assess our geographic footprint, seeking optimal volume levels at which to operate, and adjusting our community counts and product mix to maximize financial performance. We expect to continue to operate with fewer active communities and to remain conservative in our asset acquisition and development activities until we see reasonable signs of a housing market recovery, though we remain alert to potential new opportunities. As a result, we expect our delivery volume and corresponding revenues to remain at reduced levels in 2009 and, if market conditions decline further, we may need to take additional noncash charges for inventory and joint venture impairments and land option contract abandonments. In addition, our 2009 results could be adversely affected if general economic conditions continue to deteriorate, if job losses accelerate, if foreclosures increase, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence remains weak or declines further, any or all of which could further delay a recovery in housing markets or result in further deterioration of operating conditions and our financial results.

In light of the current recession, conditions in the housing market and the overall economy are likely to deteriorate further before they improve. We continue to believe that a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, price stabilization, reduced foreclosure rates, and the restoration of consumer and credit market confidence that will support a decision to buy a home. While we cannot predict when these events will occur, based in large part on the aggressive actions we have taken over the past two years, we believe we are well-positioned financially and strategically to weather the current downturn and to capitalize on potential future opportunities for growth in the expected near-term housing market environment. Longer term, we believe favorable demographics, population growth and the continuing desire for home ownership will drive demand for new homes in our served markets, and that our operating approach and financial resources will allow us to capitalize on opportunities in those markets as they emerge.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic and business conditions; adverse market conditions that could result in additional impairments or abandonment charges and operating losses, including an oversupply of unsold homes and declining home prices, among other things; conditions in the capital and credit markets (including consumer mortgage lending standards, the availability of consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level; declines in consumer confidence; increases in competition; weather conditions, significant natural disasters and other environmental factors; government actions and regulations directed at or affecting the housing market, the homebuilding industry, or construction activities; the availability and cost of land in desirable areas; legal or regulatory proceedings or claims; the ability and/or willingness of participants in our unconsolidated joint ventures to fulfill their obligations; our ability to access capital, including our capacity under our Credit Facility; our ability to use the net deferred tax assets we have generated; our ability to successfully implement our planned product transition, geographic and market repositioning and cost reduction strategies; consumer interest in our new product designs; and the other risks discussed above in Item 1A. Risk Factors.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We primarily enter into debt obligations to support general corporate purposes, including the operations of our subsidiaries. We are subject to interest rate risk on our senior notes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes.

The following tables set forth principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of November 30, 2008 and November 30, 2007 (dollars in thousands):

								Fair Value at
	As of November 30, 2008 for the Years Ended November 30,							November 30,
	2009	2010	2011	2012	2013	Thereafter	Total	2008

Long-term debt (a)
Fixed Rate	$200,000	$—	$348,908	$—	$—	$1,296,261	$1,845,169	$1,270,979
Weighted Average Interest Rate	8.6%	—%	6.4%	—%	—%	6.3%
(a)The fixed rate debt expected to mature in our 2009 fiscal year matured on December 15, 2008 and was redeemed by us.

								Fair Value at
	As of November 30, 2007 for the Years Ended November 30,							November 30,
	2008	2009	2010	2011	2012	Thereafter	Total	2007

Long-term debt
Fixed Rate	$—	$200,000	$298,273	$348,549	$—	$1,295,832	$2,142,654	$1,921,042
Weighted Average Interest Rate	—%	8.6%	7.8%	6.4%	—%	6.3%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KB HOME

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2008	2007	2006

Total revenues	$3,033,936	$6,416,526	$9,380,083

Homebuilding:
Revenues	$3,023,169	$6,400,591	$9,359,843
Construction and land costs	(3,314,815)	(6,826,379)	(7,666,019)
Selling, general and administrative expenses	(501,027)	(824,621)	(1,123,508)
Goodwill impairment	(67,970)	(107,926)	—

Operating income (loss)	(860,643)	(1,358,335)	570,316
Interest income	34,610	28,636	5,503
Loss on early redemption/interest expense, net of amounts capitalized	(12,966)	(12,990)	(16,678)
Equity in loss of unconsolidated joint ventures	(152,750)	(151,917)	(20,830)

Homebuilding pretax income (loss)	(991,749)	(1,494,606)	538,311

Financial services:
Revenues	10,767	15,935	20,240
Expenses	(4,489)	(4,796)	(5,923)
Equity in income of unconsolidated joint venture	17,540	22,697	19,219

Financial services pretax income	23,818	33,836	33,536

Income (loss) from continuing operations before income taxes	(967,931)	(1,460,770)	571,847
Income tax benefit (expense)	(8,200)	46,000	(178,900)

Income (loss) from continuing operations	(976,131)	(1,414,770)	392,947
Income from discontinued operations, net of income taxes	—	47,252	89,404
Gain on sale of discontinued operations, net of income taxes	—	438,104	—

Net income (loss)	$(976,131)	$(929,414)	$482,351

Basic earnings (loss) per share:
Continuing operations	$(12.59)	$(18.33)	$4.99
Discontinued operations	—	6.29	1.13

Basic earnings (loss) per share	$(12.59)	$(12.04)	$6.12

Diluted earnings (loss) per share:
Continuing operations	$(12.59)	$(18.33)	$4.74
Discontinued operations	—	6.29	1.08

Diluted earnings (loss) per share	$(12.59)	$(12.04)	$5.82

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2008	2007

Assets
Homebuilding:
Cash and cash equivalents	$1,135,399	$1,325,255
Restricted cash	115,404	—
Receivables	357,719	295,739
Inventories	2,106,716	3,312,420
Investments in unconsolidated joint ventures	177,649	297,010
Deferred income taxes	1,152	222,458
Goodwill	—	67,970
Other assets	98,109	140,712

	3,992,148	5,661,564
Financial services	52,152	44,392

Total assets	$4,044,300	$5,705,956

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$541,294	$699,851
Accrued expenses and other liabilities	721,397	975,828
Mortgages and notes payable	1,941,537	2,161,794

	3,204,228	3,837,473

Financial services	9,467	17,796
Stockholders’ equity:
Preferred stock — $1.00 par value; authorized, 10,000,000 shares; none issued	—	—
Common stock — $1.00 par value; authorized, 290,000,000 shares at November 30, 2008 and 2007; 115,120,305 and 114,976,285 shares issued at November 30, 2008 and 2007, respectively	115,120	114,976
Paid-in capital	865,123	851,628
Retained earnings	927,324	1,968,881
Accumulated other comprehensive loss	(17,402)	(22,923)
Grantor stock ownership trust, at cost: 11,901,382 and 12,203,282 shares at November 30, 2008 and 2007, respectively	(129,326)	(132,608)
Treasury stock, at cost: 25,512,386 and 25,451,107 shares at November 30, 2008 and 2007, respectively	(930,234)	(929,267)

Total stockholders’ equity	830,605	1,850,687

Total liabilities and stockholders’ equity	$4,044,300	$5,705,956

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2008, 2007 and 2006
	Number of Shares						Accumulated
		Grantor					Other		Grantor
		Stock					Comprehensive		Stock		Total
	Common	Ownership	Treasury	Common	Paid-in	Retained	Income	Deferred	Ownership	Treasury	Stockholders’
	Stock	Trust	Stock	Stock	Capital	Earnings	(Loss)	Compensation	Trust	Stock	Equity

Balance at November 30, 2005	113,905	(13,000)	(19,021)	$113,905	$742,978	$2,571,372	$28,704	$(13,605)	$(141,266)	$(528,291)	$2,773,797
Comprehensive income:
Net income	—	—	—	—	—	482,351	—	—	—	—	482,351
Foreign currency translation	—	—	—	—	—	—	34,493	—	—	—	34,493

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	516,844
Dividends on common stock	—	—	—	—	—	(78,258)	—	—	—	—	(78,258)
Exercise of employee stock options	744	—	—	744	34,723	—	—	—	—	—	35,467
Restricted stock awards	—	537	—	—	32,726	—	—	—	5,839	—	38,565
Restricted stock amortization	—	—	—	—	4,649	—	—	—	—	—	4,649
Stock-based compensation	—	—	—	—	19,358	—	—	—	—	—	19,358
Grantor stock ownership trust	—	118	—	—	5,129	—	—	—	1,277	—	6,406
Treasury stock	—	—	(6,253)	—	—	—	—	—	—	(394,080)	(394,080)
Reclass due to SFAS No. 123(R) implementation	—	—	—	—	(13,605)	—	—	13,605	—	—	—

Balance at November 30, 2006	114,649	(12,345)	(25,274)	114,649	825,958	2,975,465	63,197	—	(134,150)	(922,371)	2,922,748
Comprehensive loss:
Net loss	—	—	—	—	—	(929,414)	—	—	—	—	(929,414)
Foreign currency translation	—	—	—	—	—	—	(63,197)	—	—	—	(63,197)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(992,611)
Postretirement benefits adjustment	—	—	—	—	—	—	(22,923)	—	—	—	(22,923)
Dividends on common stock	—	—	—	—	—	(77,170)	—	—	—	—	(77,170)
Exercise of employee stock options	327	—	—	327	9,718	—	—	—	—	—	10,045
Restricted stock amortization	—	—	—	—	4,993	—	—	—	—	—	4,993
Stock-based compensation	—	—	—	—	9,354	—	—	—	—	—	9,354
Grantor stock ownership trust	—	142	—	—	1,605	—	—	—	1,542	—	3,147
Treasury stock	—	—	(177)	—	—	—	—	—	—	(6,896)	(6,896)

Balance at November 30, 2007	114,976	(12,203)	(25,451)	114,976	851,628	1,968,881	(22,923)	—	(132,608)	(929,267)	1,850,687
Comprehensive loss:
Net loss	—	—	—	—	—	(976,131)	—	—	—	—	(976,131)
Postretirement benefits adjustment	—	—	—	—	—	—	5,521	—	—	—	5,521

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(970,610)
Dividends on common stock	—	—	—	—	—	(62,967)	—	—	—	—	(62,967)
FASB Interpretation No. 48 adjustment	—	—	—	—	—	(2,459)	—	—	—	—	(2,459)
Exercise of employee stock options	144	—	—	144	1,443	—	—	—	—	—	1,587
Restricted stock amortization	—	—	—	—	4,946	—	—	—	—	—	4,946
Stock-based compensation	—	—	—	—	5,018	—	—	—	—	—	5,018
Grantor stock ownership trust	—	302	—	—	2,088	—	—	—	3,282	—	5,370
Treasury stock	—	—	(61)	—	—	—	—	—	—	(967)	(967)

Balance at November 30, 2008	115,120	(11,901)	(25,512)	$115,120	$865,123	$927,324	$(17,402)	$—	$(129,326)	$(930,234)	$830,605

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(976,131)	$(929,414)	$482,351
Income from discontinued operations, net of income taxes	—	(47,252)	(89,404)
Gain on sale of discontinued operations, net of income taxes	—	(438,104)	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	135,210	129,220	1,611
Distributions of earnings from unconsolidated joint ventures	22,183	42,356	13,553
Gain on sale of investment in unconsolidated joint venture	—	—	(27,612)
Amortization of discounts and issuance costs	2,062	2,478	2,441
Depreciation and amortization	9,317	17,274	18,091
Loss on early redemption of debt	10,388	12,990	—
Deferred income taxes	221,306	208,348	(189,047)
Tax benefit associated with exercise of stock options	2,097	(882)	(15,384)
Stock-based compensation expense	5,018	9,354	19,358
Inventory impairments and land option contract abandonments	606,791	1,253,982	372,637
Goodwill impairment	67,970	107,926	—
Changes in assets and liabilities:
Receivables	(60,565)	(71,406)	(23,529)
Inventories	545,850	779,875	(356,342)
Accounts payable, accrued expenses and other liabilities	(282,781)	(340,630)	205,707
Other, net	32,607	13,387	7,182

Net cash provided by operating activities — continuing operations	341,322	749,502	421,613
Net cash provided by operating activities — discontinued operations	—	297,397	229,505

Net cash provided by operating activities	341,322	1,046,899	651,118

Cash flows from investing activities:
Sale of discontinued operations, net of cash divested	—	739,764	—
Sale of investment in unconsolidated joint venture	—	—	57,767
Change in restricted cash	(115,404)	—	—
Investments in unconsolidated joint ventures	(59,625)	(85,188)	(179,184)
Sales (purchases) of property and equipment, net	7,073	685	(17,638)
Other, net	—	—	772

Net cash provided (used) by investing activities — continuing operations	(167,956)	655,261	(138,283)
Net cash used by investing activities — discontinued operations	—	(12,112)	(4,477)

Net cash provided (used) by investing activities	(167,956)	643,149	(142,760)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	—	—	(84,100)
Proceeds from (redemption of) term loan	—	(400,000)	400,000
Redemption of senior subordinated notes	(305,814)	(258,968)	—
Proceeds from issuance of senior notes	—	—	298,458
Payments on mortgages, land contracts and other loans	(12,800)	(114,119)	(36,595)
Issuance of common stock under employee stock plans	6,958	12,310	65,052
Excess tax benefit associated with exercise of stock options	—	882	15,384
Payments of cash dividends	(62,967)	(77,170)	(78,258)
Repurchases of common stock	(967)	(6,896)	(394,080)

Net cash provided (used) by financing activities — continuing operations	(375,590)	(843,961)	185,861
Net cash used by financing activities — discontinued operations	—	(306,527)	(215,010)

Net cash used by financing activities	(375,590)	(1,150,488)	(29,149)

Net increase (decrease) in cash and cash equivalents	(202,224)	539,560	479,209
Cash and cash equivalents at beginning of year	1,343,742	804,182	324,973

Cash and cash equivalents at end of year	$1,141,518	$1,343,742	$804,182

See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Operations.  KB Home is a builder of single-family homes, townhomes and condominiums. The Company has ongoing operations in Arizona, California, Colorado, Florida, Nevada, North Carolina, South Carolina and Texas. The Company also offers mortgage services through Countrywide KB Home Loans, a joint venture with a subsidiary of Bank of America N.A. Countrywide KB Home Loans is accounted for as an unconsolidated joint venture within the Company’s financial services reporting segment. Through its financial services subsidiary, KB Home Mortgage Company (“KBHMC”), the Company provides title and insurance services to its homebuyers.

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

In July 2007, the Company sold its 49% equity interest in its publicly traded French subsidiary, KBSA. Therefore, for the years ended November 30, 2007 and 2006, the French operations have been presented as discontinued operations in the consolidated financial statements.

Use of Estimates.  The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

Cash and Cash Equivalents, and Restricted Cash.  The Company considers all highly liquid debt instruments and other short-term investments, purchased with an original maturity of three months or less, to be cash equivalents. The Company’s cash equivalents totaled $1.05 billion at November 30, 2008 and $1.11 billion at November 30, 2007. The majority of the Company’s cash and cash equivalents were invested in high-quality money market accounts that are covered by the U.S. Treasury’s Temporary Guarantee Program, currently set to expire on April 30, 2009, and U.S. government securities. Restricted cash at November 30, 2008 consisted solely of $115.4 million maintained in an Interest Reserve Account with the administrative agent of the Company’s Credit Facility. The Company may withdraw the amounts deposited in the Interest Reserve Account when its Coverage Ratio at the end of a fiscal quarter is greater than or equal to 1.00 to 1.00, provided there is no default under the Credit Facility at the time amounts are withdrawn.

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

Property and Equipment and Depreciation.  Property and equipment are recorded at cost and are depreciated over their estimated useful lives, which generally range from two to 10 years, using the straight-line method. Repair and maintenance costs are charged to earnings as incurred. Property and equipment are included in other assets on the consolidated balance sheets and totaled $16.3 million, net of accumulated depreciation of $36.9 million, at November 30, 2008, and $32.7 million, net of accumulated depreciation of $61.3 million, at November 30, 2007. Depreciation expense totaled $9.4 million in 2008, $17.3 million in 2007, and $17.2 million in 2006.

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

Housing and land inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with SFAS No. 144. SFAS No. 144 requires that real estate assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs and expenses, and other factors. If real estate assets are considered to be impaired, the impairment to be recognized is measured by the amount which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques.

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

Stock-Based Compensation.  With the approval of the management development and compensation committee, consisting of independent members of the Company’s board of directors, the Company provides compensation benefits by issuing stock options, restricted stock, phantom shares and SARs.

Effective December 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company adopted SFAS No. 123(R) using the modified prospective transition method. Under that transition method, the provisions of SFAS No. 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. SFAS No. 123(R) also requires the tax benefit resulting from tax deductions in excess of the compensation expense recognized for those options to be reported in the statement of cash flows as an operating cash outflow and a financing cash inflow rather than as an operating cash inflow as previously reported.

Advertising Costs.  The Company expenses advertising costs as incurred. The Company incurred advertising costs of $34.6 million in 2008, $68.0 million in 2007 and $107.0 million in 2006.

Insurance.  The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above its coverage limits or not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company engages a third-party actuary that uses the Company’s historical claim data to estimate its unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that the Company is assuming under the self-insured portion of its general liability insurance. Projection of losses related to these liabilities is subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to the Company’s markets and the types of product it builds, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required in determining these estimated liability amounts, actual future costs could differ significantly from the Company’s currently estimated amounts.

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

Accumulated Other Comprehensive Income (Loss).  The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2008 and 2007 are comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with SFAS No. 158. SFAS No. 158 requires an employer to recognize the funded status of a defined postretirement benefit plan as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss). The Company initially applied the provisions of SFAS No. 158, as required, in 2007.

Earnings (Loss) Per Share.  Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding including all potentially dilutive shares issuable under outstanding stock options. All outstanding stock options were excluded from the diluted earnings (loss) per share calculations for the years ended November 30, 2008 and 2007 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share. For the year ended November 30, 2006, options to purchase 597,100 shares were excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price of the common stock and their effect would have been antidilutive. The following table presents a reconciliation of average shares outstanding (in thousands):

	Years Ended November 30,
	2008	2007	2006

Basic average shares outstanding	77,509	77,172	78,829
Net effect of stock options assumed to be exercised	—	—	4,027

Diluted average shares outstanding	77,509	77,172	82,856

Recent Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, which provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. In February 2008, the FASB issued FSP No. FAS 157-2, which delayed for one year the applicability of SFAS No. 157’s fair-value measurements to certain nonfinancial assets and liabilities. The Company adopted SFAS No. 157 in 2008, except as it applies to those nonfinancial assets and liabilities affected by the one-year delay. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations. While it is currently evaluating the impact of adopting the remaining provisions of SFAS No. 157, the Company does not expect SFAS No. 157 to have a material impact on its consolidated financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial position or results of operations.

In May 2008, the FASB also issued SFAS No. 163, which clarifies how SFAS No. 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 163 on its consolidated financial position and results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1. Under FSP No. EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. The Company is currently evaluating the impact of adopting FSP No. EITF 03-6-1 on its earnings per share.

In October 2008, the FASB issued FSP No. FAS 157-3, which clarifies the application of SFAS No. 157 in a market that is not active. FSP No. FAS 157-3 became effective upon issuance, including prior periods for which financial statements have not been issued. The Company’s adoption of FSP No. FAS 157-3 did not have a material impact on its consolidated financial position or results of operations.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, which amends SFAS No. 140, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46(R), to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP No. FAS 140-4 and FIN 46(R)-8 is related to disclosure only and will not have a impact on the Company’s consolidated financial position or results of operations.

Reclassifications.  Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2008 presentation.

Note 2.	Segment Information

As of November 30, 2008, the Company has identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of November 30, 2008, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:

West Coast: California
Southwest: Arizona and Nevada
Central: Colorado and Texas
Southeast: Florida, North Carolina and South Carolina.

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

The Company’s financial services reporting segment provides title and insurance services to the Company’s homebuyers and provided escrow coordination services until the second quarter of 2007, when the Company terminated the escrow coordination business. The segment also provides mortgage banking services to the Company’s homebuyers indirectly through Countrywide KB Home Loans, a joint venture between a Company subsidiary and CWB Venture Management Corporation, a subsidiary of Bank of America N.A. The Company’s financial services reporting segment conducts operations in the same markets as the Company’s homebuilding reporting segments.

The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements as described in Note 1. Summary of Significant Accounting Policies. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Years Ended November 30,
	2008	2007	2006
Revenues:
West Coast	$1,055,021	$2,203,303	$3,531,279
Southwest	618,014	1,349,570	2,183,830
Central	594,317	1,077,304	1,553,309
Southeast	755,817	1,770,414	2,091,425

Total homebuilding revenues	3,023,169	6,400,591	9,359,843
Financial services	10,767	15,935	20,240

Total revenues	$3,033,936	$6,416,526	$9,380,083

Income (loss) from continuing operations before income taxes:
West Coast	$(298,047)	$(665,845)	$359,864
Southwest	(212,194)	(287,339)	365,098
Central	(82,789)	(64,210)	(54,749)
Southeast	(258,568)	(230,420)	38,933
Corporate and other (a)	(140,151)	(246,792)	(170,835)

Total homebuilding income (loss) from continuing operations before income taxes	(991,749)	(1,494,606)	538,311
Financial services	23,818	33,836	33,536

Total income (loss) from continuing operations before income taxes	$(967,931)	$(1,460,770)	$571,847

Interest cost:
West Coast	$43,140	$63,902	$20,160
Southwest	32,953	45,827	49,622
Central	23,836	21,184	37,518
Southeast	38,955	44,364	31,850
Corporate and other	3,983	9,209	20,777

Total (b)	$142,867	$184,486	$159,927

	Years Ended November 30,
	2008	2007	2006
Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(45,180)	$(64,886)	$(25,732)
Southwest	(35,633)	(15,734)	(26)
Central	(4,515)	(6,916)	(3,829)
Southeast	(67,422)	(64,381)	(12,290)
Corporate and other	—	—	21,047

Total	$(152,750)	$(151,917)	$(20,830)

Inventory impairments:
West Coast	$229,059	$631,399	$113,022
Southwest	160,574	337,889	17,343
Central	51,518	24,662	30,592
Southeast	124,726	116,023	67,808

Total	$565,877	$1,109,973	$228,765

Inventory abandonments:
West Coast	$17,475	$28,011	$65,740
Southwest	187	16,479	22,069
Central	—	9,783	18,198
Southeast	23,252	89,736	37,865

Total	$40,914	$144,009	$143,872

Joint venture impairments:
West Coast	$43,116	$57,030	$34,401
Southwest	30,434	31,049	—
Central	2,629	4,483	—
Southeast	65,671	63,801	24,201

Total	$141,850	$156,363	$58,602

(a)	Corporate and other includes corporate general and administrative expenses and goodwill impairment.

(b)	Interest cost for 2008 included $129.9 million of interest amortized in construction and land costs, $2.6 million of interest expense, $7.1 million related to the loss on early redemption of debt and $3.3 million of unamortized fees that were written off in connection with an amendment of the Credit Facility. Interest cost for 2007 included $171.5 million of interest amortized in construction and land costs and $13.0 million related to the loss on early redemption of debt. Interest cost for 2006 included $143.2 million of interest amortized in construction and land costs and $16.7 million of interest expense.

	November 30,
	2008	2007
Assets:
West Coast	$1,086,503	$1,542,948
Southwest	497,034	887,361
Central	443,168	643,599
Southeast	453,771	845,679
Corporate and other	1,511,672	1,741,977

Total homebuilding assets	3,992,148	5,661,564
Financial services	52,152	44,392

Total assets	$4,044,300	$5,705,956

	November 30,
	2008	2007
Investments in unconsolidated joint ventures:
West Coast	$55,856	$63,450
Southwest	113,564	134,082
Central	3,339	7,230
Southeast	4,890	92,248

Total	$177,649	$297,010

Note 3.  Financial Services

Financial information related to the Company’s financial services segment is as follows (in thousands):

	Years Ended November 30,
	2008	2007	2006

Revenues
Interest income	$209	$158	$230
Title services	2,369	5,977	7,205
Insurance commissions	8,189	9,193	9,410
Escrow coordination fees	—	607	3,395

Total	10,767	15,935	20,240
Expenses
Interest	—	—	(49)
General and administrative	(4,489)	(4,796)	(5,874)

Operating income	6,278	11,139	14,317
Equity in income of unconsolidated joint venture	17,540	22,697	19,219

Pretax income	$23,818	$33,836	$33,536

	November 30,
	2008	2007

Assets
Cash and cash equivalents	$6,119	$18,487
Receivables	1,240	2,655
Investment in unconsolidated joint venture	44,733	23,140
Other assets	60	110

Total assets	$52,152	$44,392

Liabilities
Accounts payable and accrued expenses	$9,467	$17,796

Total liabilities	$9,467	$17,796

KBHMC may be required to repurchase an individual loan that it funded on or before August 31, 2005 and sold to an investor if the representations or warranties that it made in connection with the sale of the loan are breached, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor. KBHMC ceased originating and selling loans on September 1, 2005.

Note 4.	Receivables

Mortgages and notes receivable totaled $53.5 million at November 30, 2008 and $46.8 million at November 30, 2007. Mortgages receivable are primarily related to land sales. Interest rates on mortgages and notes receivable ranged from 5% to 8% at November 30, 2008. The interest rate on mortgages and notes receivable at November 30, 2007 ranged from 5% to 8 1/4%. Principal amounts at November 30, 2008 are due during the following years: 2009 — $9.8 million; 2010 — $3.3 million; 2011 — $0; 2012 — $40.0 million; and 2013 — $.4 million. Federal and state income taxes receivable totaled $211.3 million at November 30, 2008 and $124.0 million at November 30, 2007. Other receivables of $92.9 million at November 30, 2008 and $124.9 million at November 30, 2007 included amounts due from municipalities and utility companies, and escrow deposits. Other receivables were net of allowances for doubtful accounts of $72.5 million in 2008 and $76.9 million in 2007.

Note 5.	Inventories

Inventories consisted of the following (in thousands):

	November 30,
	2008	2007

Homes, lots and improvements in production	$1,649,838	$2,473,980
Land under development	456,878	838,440

Total	$2,106,716	$3,312,420

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

Interest is capitalized to inventories while the related communities are being actively developed. Capitalized interest is amortized in construction and land costs as the related inventories are delivered to homebuyers. The Company’s interest costs are as follows (in thousands):

	Years Ended November 30,
	2008	2007	2006

Capitalized interest at beginning of year	$348,084	$333,020	$255,195
Interest incurred	156,402	199,550	237,752
Loss on early redemption/interest expensed	(12,966)	(12,990)	(16,678)
Interest amortized to construction and land costs	(129,901)	(171,496)	(143,249)

Capitalized interest at end of year (a)	$361,619	$348,084	$333,020

(a)	Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest as impairment charges recognized are not generally allocated to specific components of inventory.

Note 6.	Inventory Impairments and Abandonments

Each parcel or community in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. If indicators of potential impairment exist for a parcel or community, the identified inventory is evaluated for recoverability in accordance with SFAS No. 144. Impairment indicators are assessed separately for each parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered or gross margins; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future housing or land sales. When an indicator of potential impairment is identified, the Company tests the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by the Company’s expectations related to: market supply and demand, including estimates concerning average selling prices; sales incentives; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. These estimates are specific to each community and may vary among communities.

A real estate asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each community and may vary among communities.

Based on the results of its evaluations, the Company recognized pretax, noncash inventory impairment charges of $565.9 million in 2008, $1.11 billion in 2007 and $228.7 million in 2006. As of November 30, 2008, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $1.01 billion, representing 163 communities and various other land parcels. As of November 30, 2007, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $1.35 billion, representing 145 communities and various other land parcels.

The Company’s optioned inventory is assessed to determine whether it continues to meet the Company’s internal investment standards. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices, home delivery volume and gross margins; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in market strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects.

The Company recognized abandonment charges associated with land option contracts of $40.9 million in 2008, $144.0 million in 2007 and $143.9 million in 2006.

The inventory impairment charges and land option contract abandonment charges are included in construction and land costs in the Company’s consolidated statements of operations.

Due to the judgment and assumptions applied in the estimation process with respect to impairments and land option contract abandonments, it is possible that actual results could differ substantially from those estimated.

Note 7.	Consolidation of Variable Interest Entities

In December 2003, FASB Interpretation No. 46(R) was issued by the FASB to clarify the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities, VIEs, in which equity investors do not have the characteristics of a controlling interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. Under FASB Interpretation No. 46(R), an enterprise that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, is considered to be the primary beneficiary of the VIE and must consolidate the entity in its financial statements.

The Company participates in joint ventures from time to time for the purpose of conducting land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with FASB Interpretation No. 46(R) when they are entered into or upon a reconsideration event. All of the Company’s joint ventures at November 30, 2008 and 2007 were determined to be unconsolidated joint ventures either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.

In the ordinary course of its business, the Company enters into land option contracts to procure land for the construction of homes. The use of such land option contracts generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories on its consolidated balance sheet. Under such land option contracts, the Company will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of the Company’s land option contracts may create a variable interest for the Company, with the land seller being identified as a VIE.

In compliance with FASB Interpretation No. 46(R), the Company analyzes its land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event, and as a result has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. Although the Company does not have legal title to the optioned land, FASB Interpretation No. 46(R) requires the Company to consolidate the VIE if the Company is determined to be the primary beneficiary. The consolidation of VIEs in which the Company was determined to be the primary beneficiary increased inventories, with a corresponding increase to accrued expenses and other liabilities, on the Company’s consolidated balance sheets by $15.5 million at November 30, 2008 and $19.0 million at November 30, 2007. The liabilities related to the Company’s consolidation of VIEs from which it is purchasing land under option contracts represent the difference between the purchase price of optioned land not yet purchased and the Company’s cash deposits. The Company’s cash deposits related to these land option contracts totaled $3.4 million at November 30, 2008 and $4.7 million at November 30, 2007. Creditors, if any, of these VIEs have no recourse against the Company. As of November 30, 2008, excluding consolidated VIEs, the Company had cash deposits totaling $29.7 million, which were associated with land option contracts having an aggregate purchase price of $533.2 million.

The Company’s exposure to loss related to its option contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits totaling $33.1 million at November 30, 2008 and $59.3 million at November 30, 2007. In addition, the Company posted letters of credit of $32.5 million at November 30, 2008 and $103.7 million at November 30, 2007 in lieu of cash deposits under certain option contracts.

The Company also evaluates land option contracts in accordance with SFAS No. 49, and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on its consolidated balance sheets by $81.5 million at November 30, 2008 and $221.1 million at November 30, 2007.

Note 8.	Investments in Unconsolidated Joint Ventures

The Company participates in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets, typically where the Company’s homebuilding operations are located. The Company’s partners in these unconsolidated joint ventures are unrelated homebuilders, land developers and other real estate entities, or commercial enterprises. Through these unconsolidated joint ventures, the Company seeks to reduce and share market and development risks and to reduce its investment in land inventory, while potentially increasing the number of homesites it owns or controls. In some instances, participating in unconsolidated joint ventures enables the Company to acquire and develop land that it might not otherwise have access to due to a project’s size, financing needs, duration of development or other circumstances. While the Company views its participation in unconsolidated joint ventures as beneficial to its homebuilding activities, it does not view such participation as essential.

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

The Company and its unconsolidated joint venture partners make initial or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligation to make capital contributions is governed by each unconsolidated joint venture’s respective operating agreement.

Each unconsolidated joint venture maintains financial statements in accordance with U.S. generally accepted accounting principles. The Company shares in profits and losses of these unconsolidated joint ventures generally in accordance with its respective equity interests.

The following table presents combined condensed statement of operations information for the Company’s unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2008	2007	2006

Revenues	$112,767	$662,705	$167,536
Construction and land costs	(458,168)	(670,133)	(189,507)
Other expenses, net	(38,170)	(44,126)	(26,598)

Loss	$(383,571)	$(51,554)	$(48,569)

With respect to the Company’s investment in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures in 2008 included pretax, noncash impairment charges of $141.9 million in 2008 and $156.4 million in 2007. In 2006, the Company’s equity in income of unconsolidated joint ventures included pretax, noncash impairment charges of $58.6 million associated with certain unconsolidated joint ventures and a gain of $27.6 million related to the sale of the Company’s ownership interest in an unconsolidated joint venture.

The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

	November 30,
	2008	2007

Assets
Cash	$29,194	$51,249
Receivables	143,926	234,265
Inventories	1,029,306	2,209,907
Other assets	55,289	15,513

Total assets	$1,257,715	$2,510,934

Liabilities and equity
Accounts payable and other liabilities	$85,064	$68,217
Mortgages and notes payable	871,279	1,540,931
Equity	301,372	901,786

Total liabilities and equity	$1,257,715	$2,510,934

The following table presents information relating to the Company’s investments in unconsolidated joint ventures and the aggregate outstanding debt of unconsolidated joint ventures as of the dates specified, categorized by the nature of the Company’s potential responsibility under a guaranty, if any, for such debt (dollars in thousands):

	November 30,
	2008	2007

Number of investments in unconsolidated joint ventures:
With recourse debt (a)	1	1
With limited recourse debt (b)	4	7
With non-recourse debt (c)	10	14
Other (d)	10	13

Total	25	35

Investments in unconsolidated joint ventures:
With recourse debt	$3,339	$1,855
With limited recourse debt	1,360	17,342
With non-recourse debt	24,590	161,721
Other	148,360	116,092

Total	$177,649	$297,010

Aggregate outstanding debt of unconsolidated joint ventures:
With recourse debt	$3,249	$6,317
With limited recourse debt	112,700	276,553
With non-recourse debt	381,393	894,115
Other	373,937	363,946

Total (e)	$871,279	$1,540,931

(a)	This category consists of an unconsolidated joint venture as to which the Company has entered into a several guaranty with respect to the repayment of a portion of the unconsolidated joint venture’s outstanding debt.

(b)	This category consists of unconsolidated joint ventures as to which the Company has entered into a loan-to-value maintenance guaranty with respect to a portion of each such unconsolidated joint venture’s outstanding secured debt.

(c)	This category consists of unconsolidated joint ventures as to which the Company does not have a guaranty or any other obligation to repay or to support the value of the collateral (including letters of credit) underlying such unconsolidated joint ventures’ respective outstanding secured debt (excluding any potential responsibility under a carve-out guaranty).

(d)	This category consists of unconsolidated joint ventures with no outstanding debt and an unconsolidated joint venture as to which the Company has entered into a several guaranty that, by its terms, purports to require the Company to guarantee the repayment of a portion of the unconsolidated joint venture’s outstanding debt in the event an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing, as further described below.

In some cases, the Company may have also entered into a completion guaranty and/or a carve-out guaranty with the lenders for the unconsolidated joint ventures identified in categories (a) through (d).

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

The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, many of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $871.3 million at November 30, 2008 and $1.54 billion at November 30, 2007. The unconsolidated joint ventures are subject to various financial and non-financial covenants in conjunction with their debt, primarily related to equity maintenance, fair value of collateral and minimum land purchase or sale requirements within a specified period. In a few instances, the financial covenants are based on the Company’s financial position.

In certain instances, the Company and/or its partner(s) in an unconsolidated joint venture provide guarantees and indemnities to the unconsolidated joint venture’s lenders that may include one or more of the following: (a) a completion guaranty; (b) a loan-to-value maintenance guaranty; and/or (c) a carve-out guaranty. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute equity to an unconsolidated joint venture to enable it to fund its completion obligations. A loan-to-value maintenance guaranty refers to the payment of funds to maintain the applicable loan balance at or below a specific percentage of the value of an unconsolidated joint venture’s secured collateral (generally land and improvements). A carve-out guaranty refers to the payment of (i) losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project, or (ii) outstanding principal and interest and certain other amounts owed to lenders upon the filing by an unconsolidated joint venture of a voluntary bankruptcy petition or the filing of an involuntary bankruptcy petition by creditors of the unconsolidated joint venture in which an unconsolidated joint venture or its partners collude or which the unconsolidated joint venture fails to contest.

In most cases, the Company’s maximum potential responsibility under these guarantees and indemnities is limited to either a specified maximum dollar amount or an amount equal to its pro rata interest in the relevant unconsolidated joint venture. In a few cases, the Company has entered into agreements with its unconsolidated joint venture partners to be reimbursed or indemnified with respect to the guarantees the Company has provided to an unconsolidated joint venture’s lenders for any amounts the Company may pay pursuant to such guarantees above its pro rata interest in the unconsolidated joint venture. If the Company’s unconsolidated joint venture partners are unable to fulfill their reimbursement or indemnity obligations, or otherwise fail to do so, the Company could incur more than its allocable share under the relevant guaranty. Should there be indications that advances (if made) will not be voluntarily repaid by an unconsolidated joint venture partner under any such reimbursement arrangements, the Company vigorously pursues all rights and remedies available to it under the applicable agreements, at law or in equity to enforce its reimbursement rights.

The Company’s potential responsibility under its completion guarantees, if triggered, is highly dependent on the facts of a particular case. In any event, the Company believes its actual responsibility under these guarantees is limited to the amount, if any, by which an unconsolidated joint venture’s outstanding borrowings exceed the value of its assets, but may be substantially less than this amount.

At November 30, 2008, the Company’s potential responsibility under its loan-to-value maintenance guarantees totaled approximately $45.4 million, if any liability were determined to be due thereunder. This amount represents the Company’s maximum responsibility under such loan-to-value maintenance guarantees assuming the underlying collateral has no value and without regard to defenses that could be available to the Company against attempted enforcement of such guarantees.

Notwithstanding these potential responsibilities, at this time the Company does not believe that its exposure under its existing completion, loan-to-value and carve-out guarantees and indemnities related to unconsolidated joint venture debt is material to the Company’s consolidated financial position or results of operations.

Recently, the lenders for two of the Company’s unconsolidated joint ventures filed lawsuits against some of the unconsolidated joint ventures’ members, and certain of those members’ parent companies, seeking to recover damages under completion guarantees, among other claims. The Company and the other parent companies, together with the members, are defending the lawsuits in which they have been named. The Company does not believe that these lawsuits will have a material impact on the Company’s consolidated financial position or results of operations.

In addition to the above-described guarantees and indemnities, the Company has also provided a several guaranty to the lenders of one of the Company’s unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. The Company’s potential responsibility under this several guaranty fluctuates with the outstanding borrowings against the unconsolidated joint venture’s debt and with the Company’s and its partners’ respective land purchases from the unconsolidated joint venture. At November 30, 2008, this unconsolidated joint venture had total outstanding indebtedness of approximately $373.9 million and, if this guaranty were then enforced, the Company’s maximum potential responsibility under the guaranty would have been approximately $182.7 million, which amount does not account for any offsets or defenses that could be available to the Company. This unconsolidated joint venture has received notices from its lenders’ administrative agent alleging a number of defaults under its loan agreement. The Company is currently exploring resolutions with the lenders, the lenders’ administrative agent and the Company’s unconsolidated joint venture partners, but there is no assurance that the Company will reach a satisfactory resolution with all of the parties involved.

Certain of the Company’s other unconsolidated joint ventures operating in difficult market conditions are in default of their debt agreements with their lenders or are at risk of defaulting. In addition, certain of the Company’s unconsolidated joint venture partners have curtailed funding of their allocable joint venture obligations. The Company is carefully managing its investments in these particular unconsolidated joint ventures and is working with the relevant lenders and unconsolidated joint venture partners to reach satisfactory resolutions. In some instances, the Company may decide to opportunistically purchase its partners’ interests and would consolidate the joint venture, which would result in an increase in the Company’s consolidated mortgages and notes payable. However, such purchases may not resolve a claimed default by the joint venture under its debt agreements. Additionally, the Company may seek new equity partners to participate in its unconsolidated joint ventures or, based on market conditions and other strategic considerations, may decide to withdraw from an unconsolidated joint venture and allow the unconsolidated joint venture’s lenders to exercise their remedies with respect to the underlying collateral (subject to any relevant defenses available to the Company). Based on the terms and amounts of the debt involved for these particular unconsolidated joint ventures and the terms of the applicable joint venture operating agreements, the Company does not believe that its exposure related to any defaults by or with respect to these particular unconsolidated joint ventures is material to the Company’s consolidated financial position or results of operations.

Note 9.	Goodwill

The changes in the carrying amount of goodwill are as follows (in thousands):

	Years Ended November 30,
	2008	2007

Balance at beginning of year	$67,970	$177,333
Impairments	(67,970)	(107,926)
Other	—	(1,437)

Balance at end of year	$—	$67,970

The Company’s goodwill balance at November 30, 2007 consisted of $24.6 million and $43.4 million related to the Central and Southeast reporting segments, respectively.

In accordance with SFAS No. 142, the Company tests goodwill for potential impairment annually as of November 30 and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During 2008 and 2007, the Company determined that it was necessary to evaluate goodwill for impairment between annual tests due to deteriorating conditions in certain housing markets and the significant inventory impairments the Company identified and recognized during those years in accordance with SFAS No. 144.

Based on the results of its impairment evaluation performed in the second quarter of 2008, the Company recorded an impairment charge of $24.6 million in that quarter related to its Central reporting segment, where all of the goodwill previously recorded was determined to be impaired. The annual goodwill impairment test performed by the Company as of November 30, 2008 resulted in an impairment charge of $43.4 million in the fourth quarter of 2008 related to its Southeast reporting segment, where all of the goodwill previously recorded was determined to be impaired. Based on the results of its impairment evaluation performed in the third quarter of 2007, the Company recorded an impairment charge of $107.9 million in that quarter related to its Southwest reporting segment, where all of the goodwill previously recorded was determined to be impaired. The annual goodwill impairment test performed by the Company as of November 30, 2007 indicated no additional impairment. The goodwill impairment charges in 2008 and 2007 were recorded at the Company’s corporate level because all goodwill is carried at that level. As a result of these impairment charges, the Company has no remaining goodwill company-wide at November 30, 2008.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

In performing its impairment analysis, the Company developed a range of fair values for its homebuilding and financial services reporting units using a discounted cash flow methodology and a market multiple methodology. For the financial services reporting unit, the Company also used a comparable transaction methodology.

The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses the Company’s projections of financial performance for a five-year period. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and expected future revenues, gross margins and operating margins, which vary among reporting units.

The market multiple methodology establishes fair value by comparing the Company to other publicly traded companies that are similar to it from an operational and economic standpoint. The market multiple methodology compares the Company to the comparable companies on the basis of risk characteristics in order to determine its risk profile relative to the comparable companies as a group. This analysis generally focuses on quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples and control premium. The market multiples the Company uses are: (a) price to net book value and (b) enterprise value to revenue (for each of the homebuilding reporting units). A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. The comparable transaction methodology establishes fair value similar to the market multiple methodology, utilizing recent transactions within the industry as the market multiple. However, no control premium is applied when using the comparable transaction methodology because these transactions represent control transactions.

Note 10.	Mortgages and Notes Payable

Mortgages and notes payable consisted of the following (in thousands, interest rates are as of November 30):

	November 30,
	2008	2007

Mortgages and land contracts due to land sellers and other loans (4 1/4% to 8% in 2008 and 4% to 10% in 2007)	$96,368	$19,140
Senior subordinated notes due December 15, 2008 at 8 5/8%	200,000	200,000
Senior subordinated notes due 2010 at 7 3/4%	—	298,273
Senior notes due 2011 at 6 3/8%	348,908	348,549
Senior notes due 2014 at 5 3/4%	249,227	249,102
Senior notes due 2015 at 5 7/8%	298,692	298,521
Senior notes due 2015 at 6 1/4%	449,653	449,612
Senior notes due 2018 at 7 1/4%	298,689	298,597

Total	$1,941,537	$2,161,794

On July 14, 2008, the Company completed the early redemption of the $300 Million Senior Subordinated Notes at a price of 101.938% of the principal amount plus accrued interest to the date of redemption. The Company incurred a loss of $7.1 million in 2008 related to the early redemption of debt, as a result of the call premium and the unamortized original issue discount. This loss is included in the loss on early redemption of debt in the consolidated statements of operations.

The Company has a Credit Facility with a syndicate of lenders that matures in November 2010. Interest on the Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. At November 30, 2008 and 2007, the Company had no cash borrowings outstanding and $211.8 million and $296.8 million, respectively, in letters of credit outstanding under the Credit Facility.

On August 28, 2008, the Company entered into the Fifth Amendment to the Credit Facility. The Fifth Amendment, among other things, reduced the aggregate commitment under the Credit Facility from $1.30 billion to $800.0 million and provided that the aggregate commitment may be permanently reduced to: (a) $650.0 million, if at the end of any fiscal quarter the Company’s consolidated tangible net worth is less than or equal to $800.0 million but greater than $500.0 million, or (b) $500.0 million, if at the end of any fiscal quarter the Company’s consolidated tangible net worth is less than or equal to $500.0 million. In addition, the Fifth Amendment reduced the sublimit for swing line loans from $100.0 million to $60.0 million; reduced the sublimit for the issuance of letters of credit from $1.00 billion to $600.0 million; and reduced the amount of unrestricted cash applied to the borrowing base calculation by subtracting the amount of outstanding borrowings under the Credit Facility as of the measurement date.

The Fifth Amendment also (a) made permanent certain prior amendments to covenant requirements regarding the minimum Coverage Ratio, the maximum consolidated Leverage Ratio, and distributions in respect of capital stock; (b) amended covenants regarding payment of subordinated obligations, investments in subsidiaries and joint ventures, and the minimum level of consolidated tangible net worth; and (c) increased the applicable rates for Eurodollar borrowings, the letter of credit fees, and unused commitment fee. The maturity date of the Credit Facility remains unchanged. The Company paid a fee to lenders party to the Fifth Amendment. In light of the reduction in the aggregate commitment, the Company wrote off $3.3 million of unamortized fees associated with the Credit Facility during 2008. This write-off is included in the loss on early redemption of debt in the consolidated statements of operations.

In addition to the financial covenants affected by the Fifth Amendment, the Credit Facility also contains covenants limiting the Company’s unimproved land book value, speculative unit deliveries within a given fiscal quarter and borrowing base requirements.

On October 17, 2008, the Company filed the 2008 Shelf Registration with the SEC, registering debt and equity securities that it may issue from time to time in amounts to be determined. The Company’s previously outstanding 2004 Shelf Registration was subsumed within the 2008 Shelf Registration. As of the date of this Annual Report on Form 10-K, the Company has not issued any securities under its 2008 Shelf Registration.

On December 14, 2001, pursuant to its universal shelf registration statement filed with the SEC on December 5, 1997 (the “1997 Shelf Registration”), the Company issued the $200 Million Senior Subordinated Notes at 100% of the principal amount of the notes. The notes, which matured on December 15, 2008, represented unsecured obligations of the Company and were subordinated to all existing and future senior indebtedness of the Company. The notes were not redeemable at the option of the Company. The Company used $175.0 million of the net proceeds from the issuance of the notes to redeem all of its then-outstanding $175.0 million of 9 3/8% senior subordinated notes, which were due in 2003. The remaining net proceeds were used for general corporate purposes.

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

On December 15, 2004, pursuant to the 2004 Shelf Registration, the Company issued $300.0 million of 5 7/8% senior notes due 2015 (the “$300 Million 5 7/8% Senior Notes”) at 99.357% of the principal amount of the notes. The $300 Million 5 7/8% Senior Notes, which are due January 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $300 Million 5 7/8% Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of: (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments discounted to the date of redemption at a defined rate, plus, in each case accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $300 Million 5 7/8% Senior Notes to pay down bank borrowings.

Pursuant to the 2004 Shelf Registration, on June 2, 2005, the Company issued $450.0 million of 6 1/4% senior notes due 2015 (the “$450 Million Senior Notes”) at 100.614% of the principal amount of the notes plus accrued interest from June 2, 2005. The $450 Million Senior Notes, which are due June 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $450 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of: (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments discounted to the date of redemption at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used all of the net proceeds from the issuance of the $450 Million Senior Notes to pay down bank borrowings.

On April 3, 2006, pursuant to the 2004 Shelf Registration, the Company issued the $300 Million 7 1/4% Senior Notes. The notes, which are due June 15, 2018 with interest payable semi-annually, represent senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and are guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The $300 Million 7 1/4% Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of: (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. The Company used all of the proceeds from the $300 Million 7 1/4% Senior Notes to repay borrowings under its Credit Facility.

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

As of November 30, 2008, the Company was in compliance with the terms of its Credit Facility and senior notes indenture. However, the Company’s ability to continue to borrow funds depends in part on its ability to remain in such compliance. The Company’s inability to do so could make it more difficult and expensive to maintain its current level of external debt financing or to obtain additional financing. Based on the applicable terms of the Credit Facility and the senior notes indenture, $549.6 million of retained earnings would have been available for the payment of dividends at November 30, 2008.

Principal payments on notes, mortgages, land contracts and other loans are due as follows: 2009 — $279.5 million; 2010 — $16.8 million; 2011 — $348.9 million; 2012 — $0; 2013 — $0; and thereafter — $1.30 billion.

Assets (primarily inventories) having a carrying value of approximately $169.8 million as of November 30, 2008 are pledged to collateralize mortgages, land contracts and other secured loans.

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

The carrying values and estimated fair values of the Company’s financial instruments, except for those for which the carrying values approximate fair values, are summarized as follows (in thousands):

	November 30,
	2008		2007
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value

Financial liabilities
8 5/8% Senior subordinated notes	$200,000	$199,500	$200,000	$194,750
7 3/4% Senior subordinated notes	—	—	298,273	277,394
6 3/8% Senior notes	348,908	274,765	348,549	319,358
5 3/4% Senior notes	249,227	165,113	249,102	216,096
5 7/8% Senior notes	298,692	182,949	298,521	256,728
6 1/4% Senior notes	449,653	275,412	449,612	388,352
7 1/4% Senior notes	298,689	173,240	298,597	268,364

The Company used the following methods and assumptions in estimating fair values:

The fair values of the Company’s senior subordinated and senior notes are estimated based on quoted market prices.

The carrying amounts reported for cash and cash equivalents and restricted cash approximate fair values.

Note 12.	Commitments and Contingencies

Commitments and contingencies include the usual obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business.

The Company provides a limited warranty on all of its homes. The specific terms and conditions of warranties vary depending upon the market in which the Company does business. The Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities, which are included in accrued expenses and other liabilities in the consolidated balance sheets, and adjusts the amounts as necessary based on its assessment.

The changes in the Company’s warranty liability are as follows (in thousands):

	Years Ended November 30,
	2008	2007	2006

Balance at beginning of year	$151,525	$141,060	$122,503
Warranties issued	25,324	60,620	78,527
Payments and adjustments	(31,480)	(50,155)	(59,970)

Balance at end of year	$145,369	$151,525	$141,060

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

The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above its coverage limits or not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $101.5 million at November 30, 2008 and $95.6 million at November 30, 2007, and are included in accrued expenses and other liabilities in the consolidated balance sheets.

The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with subdivision improvements such as roads, sewers and water. At November 30, 2008, the Company had $761.1 million of performance bonds and $211.8 million of letters of credit outstanding. At November 30, 2007, the Company had $1.08 billion of performance bonds and $296.8 million of letters of credit outstanding. In the event any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. At this time, the Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the contractual performance is completed. The expiration dates of letters of credit issued in connection with subdivision improvements coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis.

Borrowings outstanding and letters of credit issued under the Credit Facility are guaranteed by the Guarantor Subsidiaries.

In the ordinary course of business, the Company enters into land option contracts to procure land for the construction of homes. At November 30, 2008, the Company had total deposits of $65.6 million, comprised of cash deposits of $33.1 million and letters of credit of $32.5 million, to purchase land with a total remaining purchase price of $548.7 million. The Company’s land option contracts generally do not contain provisions requiring its specific performance.

The Company leases certain property and equipment under noncancelable operating leases. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, the Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The future minimum rental payments under operating leases, which primarily consist of office leases having initial or remaining noncancelable lease terms in excess of one year are as follows: 2009 — $19.0 million; 2010 — $16.5 million; 2011 — $9.8 million; 2012 — $6.8 million; 2013 — $4.9 million; and thereafter — $4.8 million. Rental expense on these operating leases was $17.3 million in 2008, $21.7 million in 2007 and $22.8 million in 2006.

Note 13.	Legal Matters

Derivative Litigation.  In the summer of 2006, four shareholder derivative lawsuits were filed, ostensibly on behalf of the Company, alleging, among other things, that the defendants (various current and former directors and officers of the Company) breached their fiduciary duties to the Company by, among other things, backdating grants of stock options to various current and former executives in violation of the Company’s stockholder-approved stock option plans. Two of the lawsuits were state court actions filed in Los Angeles County Superior Court, and two were federal actions filed in the United States District Court for the Central District of California. The two federal lawsuits also included substantive claims under the federal securities laws.

The Company recently reached a tentative global settlement with the parties in the four actions. The settlement also includes a resolution of all issues with the Company’s former Chairman and Chief Executive Officer, Bruce Karatz. On December 9, 2008, the parties to the federal court actions submitted the proposed settlement to the court, and the plaintiffs in those actions concurrently filed an unopposed motion seeking preliminary approval of the proposed settlement. On December 15, 2008, the court granted preliminary approval of the proposed settlement and scheduled a hearing for February 9, 2009 to determine whether the settlement should be finally approved by the court. If it is finally approved, the federal litigation will be dismissed, and all parties have agreed that the state court litigation will be dismissed as well. If the settlement is not approved, the federal and state court litigation will continue. At this time, the Company does not believe that the shareholder derivative litigation or the resolution of issues with the Company’s former Chairman and Chief Executive Officer should have a material impact on the Company’s consolidated financial position or results of operations.

ERISA Litigation.  On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of the ERISA, 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against the Company, its directors, and certain of its current and former officers. After the court allowed leave to file an amended complaint, on April 3, 2008, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of the Company who participated in the Plan. Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the Plan about alleged prior stock option backdating practices of the Company and by failing to remove the Company’s stock as an investment option under the Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their Plan accounts than they would have earned but for defendants’ alleged breach of duties. Plaintiffs seek unspecified money damages and injunctive and other equitable relief. On May 16, 2008, the Company filed a motion to dismiss on the ground that plaintiffs’ allegations fail to state a claim against the Company. Plaintiffs filed an opposition to the motion on June 20, 2008. The hearing on the motion was held on September 8, 2008. On October 6, 2008, the court issued its order. The court denied the Company’s motion to dismiss the plaintiffs’ claims for breach of fiduciary duty and breach of the duty to monitor and granted the Company’s motion to dismiss the plaintiffs’ claims for breach of the fiduciary duty of disclosure. The court also denied a separate motion to dismiss filed by the individual defendants based on the standing of plaintiffs to sue. The Company filed its answer to the first amended complaint on November 5, 2008. On November 24, 2008, the court approved a stipulation to stay all discovery and other proceedings through February 6, 2009, in order to allow the parties time to attempt to settle the plaintiffs’ claims through mediation. While the Company believes it has strong defenses to the ERISA claims, it has not concluded whether an unfavorable outcome is likely to be material to its consolidated financial position or results of operations.

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

Preferred Stock.  On February 4, 1999, the Company adopted a stockholder rights plan to replace the shareholder rights plan it adopted in 1989 (the “1989 Rights Plan”) and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock; such rights were issued on March 5, 1999, immediately after the expiration of the rights issued under the 1989 Rights Plan. On January 22, 2009, the Company adopted an amendment to the rights plan designed to preserve the value of certain of the Company’s net deferred tax assets. Under the plan as amended, under certain circumstances, each right will entitle the holder to purchase 1/100th of a share of the Company’s Series A Participating Cumulative Preferred Stock at an exercise price of $270.00, subject to adjustment. The rights are not exercisable until the earlier to occur of (a) 10 days following a public announcement that a person or group has acquired Company common stock representing 4.9% or more of the then-outstanding shares of common stock, or (b) 10 business days following the commencement of a tender or exchange offer for Company common stock representing 4.9% or more of the then-outstanding shares of common stock. If the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company’s assets or earning power is sold, each right will entitle its holder to receive, upon exercise, common stock of the acquiring company having a market value of twice the exercise price of the right; and if, without approval of the board of directors, any person or group acquires Company stock representing 4.9% or more of the outstanding shares of common stock, each right will entitle its holder to receive, upon exercise, common stock of the Company having a market value of twice the exercise price of the right. At the option of the Company, the rights may be redeemed prior to becoming exercisable at a redemption price of $.005 per right. Unless previously redeemed or exchanged, the rights will expire on March 5, 2009. Until a right is exercised, the holder will have no rights as a stockholder of the Company, including the right to vote or receive dividends. Further, on January 22, 2009, the Company adopted a successor rights plan, dated as of that date, and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock. The terms of the successor rights plan are substantially similar to the Company’s current rights plan, as amended. The successor rights plan will take effect upon the expiration of the rights issued pursuant to the existing rights plan. Unless the rights issued pursuant to the successor rights plan are earlier exchanged or redeemed, they will expire on March 5, 2019, or on March 5, 2010 if the successor rights plan has not been approved by the Company’s stockholders prior to that date.

Common Stock.  As of November 30, 2008, the Company was authorized to repurchase four million shares of its common stock under a board-approved stock repurchase program. The Company did not repurchase any of its common stock under this program in 2008 or 2007. The Company repurchased six million shares of its common stock in 2006 at an aggregate price of $377.4 million under stock repurchase programs authorized by its board of directors. In addition to the repurchases in 2006, which consisted of open market transactions, the Company acquired $1.0 million in 2008, $6.9 million in 2007 and $16.7 million in 2006, of common stock, which were previously issued shares delivered to the Company by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the share repurchase program.

On April 6, 2006, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation reducing the number of authorized shares of the Company’s common stock from 300 million to 290 million.

In November 2008, the Company’s board of directors reduced the quarterly cash dividend on the Company’s common stock to $.0625 per share from $.25 per share.

Note 15.	Employee Benefit and Stock Plans

Most employees are eligible to participate in the Company’s 401(k) Savings Plan under which contributions by employees are partially matched by the Company. The aggregate cost of this plan to the Company was $4.1 million in 2008, $6.2 million in 2007 and $10.8 million in 2006. The assets of the Company’s 401(k) Savings Plan are held by a third-party trustee. Plan participants may direct the investment of their funds among one or more of the several fund options offered by the plan. A fund consisting of the Company’s common stock is one of the investment choices available to participants. As of November 30, 2008, 2007 and 2006, approximately 5%, 5% and 11%, respectively, of the plan’s net assets were invested in the fund consisting of the Company’s common stock.

The Company’s Amended and Restated 1999 Incentive Plan (the “1999 Plan”) provides that stock options, performance stock, restricted stock and stock units may be awarded to any employee of the Company for periods of up to 10 years. The 1999 Plan also enables the Company to grant cash bonuses, SARs and other stock-based awards. The Company also has awards outstanding under its 2001 Stock Incentive Plan, 1998 Stock Incentive Plan, 1988 Employee Stock Plan and its Performance-Based Incentive Plan for Senior Management, each of which provides for generally the same types of awards as the 1999 Plan, but with periods of up to 15 years. The 1999 Plan and the 2001 Stock Incentive Plan are the Company’s primary employee stock plans. New awards may not be issued under the 1999 Plan after April 2, 2009.

Stock Options.  Stock option transactions are summarized as follows:

	Years Ended November 30,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	8,173,464	$30.17	8,354,276	$28.71	9,176,253	$28.16
Granted	—	—	787,600	34.78	85,569	67.53
Exercised	(144,020)	18.31	(327,681)	24.27	(743,481)	24.19
Cancelled	(182,042)	42.33	(640,731)	37.04	(164,065)	38.63

Options outstanding at end of year	7,847,402	$30.11	8,173,464	$30.17	8,354,276	$28.71

Options exercisable at end of year	7,321,170	$29.77	7,238,598	$28.98	7,428,952	$26.46

Options available for grant at end of year	593,897		501,892		1,016,199

The total intrinsic value of options exercised during the years ended November 30, 2008, 2007 and 2006 was $1.0 million, $5.5 million and $29.5 million, respectively. The aggregate intrinsic value of options outstanding was

$.1 million, $9.9 million and $199.1 million at November 30, 2008, 2007 and 2006, respectively. The aggregate intrinsic value of options exercisable at November 30, 2008, 2007 and 2006 was $.1 million, $9.9 million and $190.8 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option. The total amount of options cancelled in 2007 includes 371,399 options that were cancelled as a result of the irrevocable election of each of the Company’s non-employee directors to receive payouts in cash of all outstanding stock-based awards granted to them under the Company’s Non-Employee Directors Stock Plan.

In 2007, the Company performed a review of past equity grants under its employee stock plans in compliance with an Equity-Based Award Grant Policy that was adopted on February 1, 2007 by the management development and compensation committee of the Company’s board of directors. Based on that review, the Company determined that as of November 30, 2006, the Company should have counted 2,890,260 shares of restricted stock against the limits stated in its employee stock plans based on the terms of those plans and recent changes in New York Stock Exchange rules. In addition, because of the irrevocable cash payout election of each of the Company’s non-employee directors, the Company has no intention of issuing any shares under the Non-Employee Directors Stock Plan. Therefore, the Company considers the plan as having no available capacity to issue shares of common stock, rather than the 566,061 shares of available capacity previously reported as of November 30, 2006. The options available for grant at November 30, 2006 have been adjusted to reflect the results of the review and the elimination of the Non-Employee Directors Stock Plan’s capacity.

Stock options outstanding at November 30, 2008 are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Price	Options	Price	Life	Options	Price	Life

$ 8.88 to $15.64	1,519,401	$14.76	7.83	1,519,401	$14.76
$15.65 to $21.51	1,863,452	21.36	8.79	1,863,452	21.36
$21.52 to $34.05	1,943,963	31.80	9.66	1,852,297	31.98
$34.06 to $40.90	1,674,766	39.01	9.87	1,241,366	40.00
$40.91 to $69.63	845,820	55.47	8.79	844,654	55.47

$ 8.88 to $69.63	7,847,402	$30.11	9.05	7,321,170	$29.77	9.10

The Company granted no stock options in 2008. The weighted average fair value of options granted in 2007 and 2006 was $11.42 and $24.76, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2007 and 2006, respectively: a risk-free interest rate of 4.8% and 4.8%; an expected volatility factor for the market price of the Company’s common stock of 41.1% and 41.0%; a dividend yield of 2.9% and 1.9%; and an expected life of 5 years and 5 years.

The Company’s stock-based compensation expense related to stock option grants was $5.0 million in 2008, $9.4 million in 2007 and $19.4 million in 2006. As of November 30, 2008, there was $2.2 million of total unrecognized stock-based compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.1 years.

The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. Actual tax shortfall realized for the tax deduction from stock option exercises of $1.1 million in 2008, and actual tax benefits realized for the tax deduction from stock option exercises of $2.1 million and $17.5 million in 2007 and 2006, respectively, were recorded as paid-in capital. In 2008, 2007 and 2006, the consolidated statement of cash flows reflects $0, $.9 million and $15.4 million, respectively, of excess tax benefit associated with the exercise of stock options since December 1, 2005, in accordance with the cash flow classification requirements of SFAS No. 123(R).

Other Stock-Based Awards.  From time to time, the Company grants restricted common stock to key executives. During the restriction periods, the executives are entitled to vote and receive dividends on such shares. The restrictions imposed with respect to the shares granted lapse over periods of three or eight years if certain conditions are met. The shares of restricted stock outstanding totaled 700,000 at November 30, 2008 and 830,750 at November 30, 2007.

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

During 2008 and 2007, the Company granted phantom shares and SARs to various employees. These awards are accounted for as liabilities in the Company’s consolidated financial statements because such awards provide for settlement in cash. Each phantom share represents the right to receive a cash payment equal to the closing price of the Company’s common stock on the applicable vesting date. Each SAR represents a right to receive a cash payment equal to the positive difference, if any, between the grant price and the market value of a share of the Company’s common stock on the date of exercise. The phantom shares vest in full at the end of three years while the SARs vest in equal annual installments over three years. There were 1,099,722 phantom shares and 2,424,507 SARs outstanding as of November 30, 2008, and 892,926 phantom shares and 1,100,519 SARs outstanding as of November 30, 2007.

The Company recognized total compensation expense of $7.1 million in 2008, $7.4 million in 2007 and $4.7 million in 2006 related to restricted common stock, Performance Shares, phantom shares and SARs.

Grantor Stock Ownership Trust.  In connection with a share repurchase program, on August 27, 1999, the Company established a grantor stock ownership trust (the “Trust”) into which certain shares repurchased in 2000 and 1999 were transferred. The Trust, administered by a third-party trustee, holds and distributes the shares of common stock acquired to support certain employee compensation and employee benefit obligations of the Company under its existing stock option, 401(k) Savings Plan and other employee benefit plans. The existence of the Trust has no impact on the amount of benefits or compensation that is paid under these plans.

For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings (loss) per share. The Trust held 11,901,382 and 12,203,282 shares of common stock at November 30, 2008 and 2007, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

Note 16.	Postretirement Benefits

The Company has two supplemental non-qualified, unfunded retirement plans, the KB Home Supplemental Executive Retirement Plan, restated effective as of July 12, 2001, and the KB Home Retirement Plan, effective as of July 11, 2002, pursuant to which the Company pays supplemental pension benefits to certain key employees upon retirement. In connection with the plans, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with each plan are held by a trust, established as part of the plans to implement and carry out the provisions of the plans and to finance the benefits offered under the plans. The trust is the owner and beneficiary of such contracts. The amount of the insurance coverage is designed to provide sufficient revenues to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The cash surrender value of these insurance contracts was $43.5 million at November 30, 2008 and $53.6 million at November 30, 2007.

On November 1, 2001, the Company implemented an unfunded death benefit plan, the KB Home Death Benefit Only Plan, for certain key management employees. In connection with the plan, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such contracts. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The cash surrender value of these insurance contracts was $15.0 million at November 30, 2008 and $19.6 million at November 30, 2007.

The net periodic benefit cost of the Company’s postretirement benefit plans for the year ended November 30, 2008 was $6.5 million, which included service costs of $1.3 million, interest costs of $2.9 million, amortization of prior service costs of $1.6 million and other costs of $.7 million. The net periodic benefit cost of these plans for the year ended November 30, 2007 was $5.6 million, which included service costs of $1.4 million, interest costs of $2.6 million and amortization of prior service costs of $1.6 million, and for the year ended November 30, 2006 was $6.8 million, which included service costs of $2.7 million, interest costs of $2.5 million and amortization of prior service costs of $1.6 million. The liabilities related to the postretirement benefit plans were $50.1 million at November 30, 2008 and $49.1 million at November 30, 2007, and are included in accrued expenses and other liabilities in the consolidated balance sheets. For the years ended November 30, 2008 and 2007, the discount rate used for the plans was 6% and the rate of compensation increase was 4%.

Effective November 30, 2007, the Company adopted SFAS No. 158, which requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service cost and actuarial gains/losses to be recognized in other comprehensive income (loss). The postretirement benefit liability at November 30, 2007 reflects the Company’s adoption of SFAS No. 158, which increased the liability by $22.9 million with a corresponding charge to accumulated other comprehensive loss in stockholders’ equity in the consolidated balance sheet. The $8.7 million deferred tax asset resulting from the adoption of SFAS No. 158 was offset by a valuation allowance established in accordance with SFAS No. 109. The adoption of SFAS No. 158 did not affect the Company’s consolidated results of operations or cash flows. The Company uses November 30 as the measurement date for its postretirement benefit plans.

Note 17.	Income Taxes

The components of income tax benefit (expense) in the consolidated statements of operations are as follows (in thousands):

	Federal	State	Total

2008
Current	$(18,704)	$10,504	$(8,200)
Deferred	—	—	—

Income tax benefit (expense)	$(18,704)	$10,504	$(8,200)

2007
Current	$236,961	$27,195	$264,156
Deferred	(156,772)	(61,384)	(218,156)

Income tax benefit (expense)	$80,189	$(34,189)	$46,000

2006
Current	$(277,960)	$(9,476)	$(287,436)
Deferred	80,555	27,981	108,536

Income tax benefit (expense)	$(197,405)	$18,505	$(178,900)

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2008	2007

Deferred tax liabilities:
Capitalized expenses	$137,975	$131,147
State taxes	36,699	56,751
Other	398	647

Total	$175,072	$188,545

	November 30,
	2008	2007

Deferred tax assets:
Inventory impairments and land option contract abandonments	$483,199	$479,716
2008 net operating loss	52,841	—
Warranty, legal and other accruals	191,209	198,118
Employee benefits	90,521	103,525
Partnerships and joint ventures	107,838	59,035
Depreciation and amortization	49,909	41,558
Capitalized expenses	9,039	19,530
Tax credits	59,676	18,823
Deferred income	2,741	9,411
Other	8,029	4,140

Total	1,055,002	933,856
Valuation allowance	(878,778)	(522,853)

Total	176,224	411,003

Net deferred tax assets	$1,152	$222,458

Income tax benefit (expense) computed at the statutory U.S. federal income tax rate and income tax benefit (expense) provided in the consolidated statements of operations differ as follows (in thousands):

	Years Ended November 30,
	2008	2007	2006

Income tax benefit (expense) computed at statutory rate	$338,776	$511,270	$(200,148)
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	25,142	46,116	12,028
Non-deductible stock-based and other compensation and related expenses	—	(3,574)	(3,871)
Internal Revenue Code Section 199 manufacturing deduction	—	—	6,265
Tax credits	(3,984)	(3,594)	4,625
Valuation allowance for deferred tax assets	(358,159)	(514,234)	—
Other, net	(9,975)	10,016	2,201

Income tax benefit (expense)	$(8,200)	$46,000	$(178,900)

The Company recognized income tax expense of $8.2 million in 2008, an income tax benefit from continuing operations of $46.0 million in 2007 and income tax expense from continuing operations of $178.9 million in 2006. These amounts represent effective tax rates of .8% for 2008, 3.0% for 2007 and 31.0% for 2006. The change in the Company’s effective tax rate in 2008 from 2007 was primarily due to the disallowance of tax benefits related to the Company’s current year loss as a result of a full valuation allowance. The decrease in the Company’s effective tax rate in 2007 from 2006 was primarily due to the noncash valuation allowance recorded against net deferred tax assets.

In accordance with SFAS No. 109, the Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. For 2008, the Company recorded a valuation allowance of $355.9 million against its net deferred tax assets. The valuation allowance was reflected as a noncash charge of $358.2 million to income tax expense and a noncash benefit of $2.3 million to accumulated other comprehensive loss (as a result of an adjustment made in accordance with SFAS No. 158). For 2007, the Company recorded a valuation allowance totaling approximately $522.9 million against its deferred tax assets. The valuation allowance was reflected as a noncash charge of $514.2 million to income tax expense and $8.7 million to accumulated other comprehensive income. The majority of the tax benefits associated with the Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income. The Company’s deferred tax assets for which it did not establish a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carrybacks to the 2007 and 2006 years. To the extent the Company generates sufficient taxable income in the future to fully utilize the tax benefits of the related deferred tax assets, the Company expects its effective tax rate to decrease as the valuation allowance is reversed.

The Company implemented the provisions of FASB Interpretation No. 48 effective December 1, 2007. As of the date of adoption, the Company’s net liability for unrecognized tax benefits was $18.3 million, which represented $27.6 million of gross unrecognized tax benefits less $9.3 million of indirect tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its consolidated financial statements as a component of the provision for income taxes. As of November 30, 2008, the Company’s liability for gross unrecognized tax benefits was $18.3 million, of which $7.0 million, if recognized, will affect the Company’s effective tax rate. The Company had $16.5 million and $16.9 million in accrued interest and penalties at December 1, 2007 and November 30, 2008, respectively.

It is reasonably possible that, within the next 12 months, total unrecognized tax benefits may decrease as a result of the potential resolution with the Internal Revenue Service relating to issues stemming from fiscal years 2004 and 2005. However, any such change cannot be estimated at this time.

A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Year Ended
November 30, 2008
Balance at beginning of year	$27,617
Additions for tax positions related to prior years	—
Reductions for tax positions of prior years	199
Settlements	(9,484)

Balance at end of year	$18,332

Included in the balance of gross unrecognized tax benefits at the beginning of the year and the end of the year are tax positions of $6.3 million and $4.3 million, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the tax authority to an earlier period.

The tax years 2004-2007 remain open to examination by major taxing jurisdictions to which the Company is subject.

Note 18.	Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2008	2007	2006
Summary of cash and cash equivalents:
Homebuilding	$1,135,399	$1,325,255	$700,041
Financial services	6,119	18,487	15,417
Discontinued operations	—	—	88,724

Total	$1,141,518	$1,343,742	$804,182

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$20,726	$29,572	$—
Income taxes paid	(122,872)	131,329	322,983

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$90,028	$4,139	$128,726
Decrease in consolidated inventories not owned	(143,091)	(409,505)	(18,130)

Note 19.	Discontinued Operations

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

As a result of the sale, the results of the French operations are included in discontinued operations in the Company’s consolidated statements of operations for all periods presented. In addition, cash flows related to these discontinued operations are presented separately in the consolidated statements of cash flows for all periods presented.

The following amounts related to the French operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

	Years Ended November 30,
	2007	2006

Revenues	$911,841	$1,623,709
Construction and land costs	(680,234)	(1,187,484)
Selling, general and administrative expenses	(129,407)	(251,104)

Operating income	102,200	185,121
Interest income	1,199	643
Interest expense, net of amounts capitalized	—	(2,045)
Minority interests	(38,665)	(68,020)
Equity in income of unconsolidated joint ventures	4,118	10,505

Income from discontinued operations before income taxes	68,852	126,204
Income tax expense	(21,600)	(36,800)

Income from discontinued operations, net of income taxes	$47,252	$89,404

Note 20.	Quarterly Results (unaudited)

Shown below are consolidated quarterly results for the Company for the years ended November 30, 2008 and 2007 (in thousands, except per share amounts):

	First	Second	Third	Fourth

2008
Revenues	$794,224	$639,065	$681,610	$919,037
Gross profit (loss)	(121,333)	(118,746)	25,383	(76,950)
Loss from continuing operations	(268,172)	(255,930)	(144,745)	(307,284)
Net loss	(268,172)	(255,930)	(144,745)	(307,284)

Basic loss per share	$(3.47)	$(3.30)	$(1.87)	$(3.96)

Diluted loss per share	$(3.47)	$(3.30)	$(1.87)	$(3.96)

2007
Revenues	$1,388,838	$1,413,208	$1,543,900	$2,070,580
Gross profit (loss)	208,370	(69,419)	(461,774)	(102,965)
Income (loss) from continuing operations	10,655	(174,152)	(478,620)	(772,653)
Income from discontinued operations, net of income taxes (a)	16,882	25,466	443,008	—
Net income (loss)	27,537	(148,686)	(35,612)	(772,653)

Basic earnings (loss) per share:
Continuing operations	$.14	$(2.26)	$(6.19)	$(9.99)
Discontinued operations	.22	.33	5.73	—

Basic earnings (loss) per share	$.36	$(1.93)	$(.46)	$(9.99)

Diluted earnings (loss) per share:
Continuing operations	$.13	$(2.26)	$(6.19)	$(9.99)
Discontinued operations	.21	.33	5.73	—

Diluted earnings (loss) per share	$.34	$(1.93)	$(.46)	$(9.99)

(a)	Discontinued operations consist only of the Company’s French operations, which have been presented as discontinued operations for all periods presented. Income from discontinued operations, net of income taxes, in 2007 includes a gain of $438.1 million realized on the sale of the French operations.

Included in gross profit (loss) in the first, second, third and fourth quarters of 2008 were inventory impairment charges of $180.3 million, $154.0 million, $39.1 million and $192.5 million, respectively. Gross profit (loss) in the first, second and fourth quarters of 2008 also included pretax charges for land option contract abandonments of $7.3 million, $20.4 million, and $13.2 million, respectively. There were no such charges in the third quarter of 2008. The loss from continuing operations in the first, second, third and fourth quarters of 2008 also included pretax charges for joint venture impairments of $36.4 million, $2.2 million, $43.1 million and $60.2 million, respectively. Included in gross profit (loss) in the first, second, third and fourth quarters of 2007 were inventory impairment charges of $5.0 million, $261.2 million, $610.3 million and $233.5 million, respectively, and pretax charges for land option contract abandonments of $3.6 million, $5.7 million, $62.7 million and $72.0 million, respectively. The loss from continuing operations in the second, third and fourth quarters of 2007 also included pretax charges for joint venture impairments of $41.3 million, $17.2 million and $97.9 million, respectively.

The loss from continuing operations in the second and fourth quarters of 2008 included pretax charges of $24.6 million and $43.4 million, respectively, for goodwill impairments recorded in accordance with SFAS No. 142. The loss from continuing operations in the third quarter of 2007 included a pretax charge of $107.9 million for goodwill impairments recorded in accordance with SFAS No. 142.

The net loss in the first, second, third and fourth quarters of 2008 included charges of $100.0 million, $98.9 million, $58.1 million and $98.9 million, respectively, to record valuation allowances against net deferred tax assets in accordance with SFAS No. 109. In the fourth quarter of 2007, the loss from continuing operations, net of income taxes, included a charge of $514.2 million to record a valuation allowance on net deferred tax assets in accordance with SFAS No. 109.

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended November 30, 2008
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$2,331,771	$702,165	$—	$3,033,936

Homebuilding:
Revenues	$—	$2,331,771	$691,398	$—	$3,023,169
Construction and land costs	—	(2,555,911)	(758,904)	—	(3,314,815)
Selling, general and administrative expenses	(74,075)	(296,964)	(129,988)	—	(501,027)
Goodwill impairment	(67,970)	—	—	—	(67,970)

Operating loss	(142,045)	(521,104)	(197,494)	—	(860,643)
Interest income	31,666	2,524	420	—	34,610
Loss on early redemption/interest expense, net of amounts capitalized	56,541	(34,946)	(34,561)	—	(12,966)
Equity in loss of unconsolidated joint ventures	—	(10,742)	(142,008)	—	(152,750)

Homebuilding pretax loss	(53,838)	(564,268)	(373,643)	—	(991,749)
Financial services pretax income	—	—	23,818	—	23,818

Total pretax loss	(53,838)	(564,268)	(349,825)	—	(967,931)
Income tax expense	(400)	(4,600)	(3,200)	—	(8,200)
Equity in net loss of subsidiaries	(921,893)	—	—	921,893	—

Net loss	$(976,131)	$(568,868)	$(353,025)	$921,893	$(976,131)

	Year Ended November 30, 2007
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$4,752,649	$1,663,877	$—	$6,416,526

Homebuilding:
Revenues	$—	$4,752,649	$1,647,942	$—	$6,400,591
Construction and land costs	—	(5,299,357)	(1,527,022)	—	(6,826,379)
Selling, general and administrative expenses	(104,646)	(518,912)	(201,063)	—	(824,621)
Goodwill impairment	(107,926)	—	—	—	(107,926)

Operating loss	(212,572)	(1,065,620)	(80,143)	—	(1,358,335)
Interest income	21,869	6,193	574	—	28,636
Loss on early redemption/interest expense, net of amounts capitalized	179,100	(146,204)	(45,886)	—	(12,990)
Equity in loss of unconsolidated joint ventures	—	(26,105)	(125,812)	—	(151,917)

Homebuilding pretax loss	(11,603)	(1,231,736)	(251,267)	—	(1,494,606)
Financial services pretax income	—	—	33,836	—	33,836

Loss from continuing operations before income taxes	(11,603)	(1,231,736)	(217,431)	—	(1,460,770)
Income tax benefit	400	38,800	6,800	—	46,000

Loss from continuing operations before equity in net loss of subsidiaries	(11,203)	(1,192,936)	(210,631)	—	(1,414,770)
Income from discontinued operations, net of income taxes	—	—	485,356	—	485,356

Income (loss) before equity in net income (loss) of subsidiaries	(11,203)	(1,192,936)	274,725	—	(929,414)
Equity in net income (loss) of subsidiaries:
Continuing operations	(1,403,567)	—	—	1,403,567	—
Discontinued operations	485,356	—	—	(485,356)	—

Net income (loss)	$(929,414)	$(1,192,936)	$274,725	$918,211	$(929,414)

	Year Ended November 30, 2006
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$7,386,128	$1,993,955	$—	$9,380,083

Homebuilding:
Revenues	$—	$7,386,128	$1,973,715	$—	$9,359,843
Construction and land costs	—	(5,875,431)	(1,790,588)	—	(7,666,019)
Selling, general and administrative expenses	(156,099)	(713,519)	(253,890)	—	(1,123,508)

Operating income (loss)	(156,099)	797,178	(70,763)	—	570,316
Interest income	1,256	3,485	762	—	5,503
Loss on early redemption/interest expense, net of amounts capitalized	201,837	(153,141)	(65,374)	—	(16,678)
Equity in income (loss) of unconsolidated joint ventures	27,653	(25,272)	(23,211)	—	(20,830)

Homebuilding pretax income (loss)	74,647	622,250	(158,586)	—	538,311
Financial services pretax income	—	—	33,536	—	33,536

Income (loss) from continuing operations before income taxes	74,647	622,250	(125,050)	—	571,847
Income tax benefit (expense)	(23,400)	(194,600)	39,100	—	(178,900)

Income (loss) from continuing operations before equity in net income of subsidiaries	51,247	427,650	(85,950)	—	392,947
Income from discontinued operations, net of income taxes	—	—	89,404	—	89,404

Income before equity in net income of subsidiaries	51,247	427,650	3,454	—	482,351
Equity in net income of subsidiaries:
Continuing operations	341,700	—	—	(341,700)	—
Discontinued operations	89,404	—	—	(89,404)	—

Net income	$482,351	$427,650	$3,454	$(431,104)	$482,351

CONDENSED CONSOLIDATING BALANCE SHEETS
(In Thousands)

	November 30, 2008
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$987,057	$25,067	$123,275	$—	$1,135,399
Restricted cash	115,404	—	—	—	115,404
Receivables	218,600	126,713	12,406	—	357,719
Inventories	—	1,748,526	358,190	—	2,106,716
Investments in unconsolidated joint ventures	—	176,290	1,359	—	177,649
Other assets	83,028	13,954	2,279	—	99,261

	1,404,089	2,090,550	497,509	—	3,992,148
Financial services	—	—	52,152	—	52,152
Investments in subsidiaries	51,848	—	—	(51,848)	—

Total assets	$1,455,937	$2,090,550	$549,661	$(51,848)	$4,044,300

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$190,455	$786,717	$285,519	$—	$1,262,691
Mortgages and notes payable	1,845,169	96,368	—	—	1,941,537

	2,035,624	883,085	285,519	—	3,204,228
Financial services	—	—	9,467	—	9,467
Intercompany	(1,410,292)	1,207,465	202,827	—	—
Stockholders’ equity	830,605	—	51,848	(51,848)	830,605

Total liabilities and stockholders’ equity	$1,455,937	$2,090,550	$549,661	$(51,848)	$4,044,300

	November 30, 2007
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$1,104,429	$71,519	$149,307	$—	$1,325,255
Receivables	126,531	151,089	18,119	—	295,739
Inventories	—	2,670,155	642,265	—	3,312,420
Investments in unconsolidated joint ventures	—	199,254	97,756	—	297,010
Other assets	405,306	19,892	5,942	—	431,140

	1,636,266	3,111,909	913,389	—	5,661,564
Financial services	—	—	44,392	—	44,392
Investments in subsidiaries	64,148	—	—	(64,148)	—

Total assets	$1,700,414	$3,111,909	$957,781	$(64,148)	$5,705,956

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$210,697	$1,130,047	$334,935	$—	$1,675,679
Mortgages and notes payable	2,142,654	19,140	—	—	2,161,794

	2,353,351	1,149,187	334,935	—	3,837,473
Financial services	—	—	17,796	—	17,796
Intercompany	(2,503,624)	1,962,722	540,902	—	—
Stockholders’ equity	1,850,687	—	64,148	(64,148)	1,850,687

Total liabilities and stockholders’ equity	$1,700,414	$3,111,909	$957,781	$(64,148)	$5,705,956

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended November 30, 2008
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(976,131)	$(568,868)	$(353,025)	$921,893	$(976,131)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Deferred income taxes	221,306	—	—	—	221,306
Inventory impairments and land option contract abandonments	—	469,017	137,774	—	606,791
Goodwill impairment	67,970	—	—	—	67,970
Changes in assets and liabilities:
Receivables	(92,069)	24,376	7,128	—	(60,565)
Inventories	—	409,629	136,221	—	545,850
Accounts payable, accrued expenses and other liabilities	(20,246)	(210,319)	(52,216)	—	(282,781)
Other, net	48,519	19,978	150,385	—	218,882

Net cash provided (used) by operating activities	(750,651)	143,813	26,267	921,893	341,322

Cash flows from investing activities:
Change in restricted cash	(115,404)	—	—	—	(115,404)
Investments in unconsolidated joint ventures	—	8,985	(68,610)	—	(59,625)
Sales (purchases) of property and equipment, net	5,837	(55)	1,291	—	7,073

Net cash provided (used) by investing activities	(109,567)	8,930	(67,319)	—	(167,956)

Cash flows from financing activities:
Redemption of senior subordinated notes	(305,814)	—	—	—	(305,814)
Payments on mortgages, land contracts and other loans	—	(12,800)	—	—	(12,800)
Payments of cash dividends	(62,967)	—	—	—	(62,967)
Repurchase of common stock	(967)	—	—	—	(967)
Other, net	6,958	—	—	—	6,958
Intercompany	1,105,636	(186,395)	2,652	(921,893)	—

Net cash provided (used) by financing activities	742,846	(199,195)	2,652	(921,893)	(375,590)

Net decrease in cash and cash equivalents	(117,372)	(46,452)	(38,400)	—	(202,224)
Cash and cash equivalents at beginning of year	1,104,429	71,519	167,794	—	1,343,742

Cash and cash equivalents at end of year	$987,057	$25,067	$129,394	$—	$1,141,518

	Year Ended November 30, 2007
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(929,414)	$(1,192,936)	$(210,631)	$1,403,567	$(929,414)
Income from discontinued operations, net of income taxes	—	—	(47,252)	—	(47,252)
Gain on sale of discontinued operations, net of income taxes	(438,104)	—	—	—	(438,104)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Deferred income taxes	208,348	—	—	—	208,348
Inventory impairments and land option contract abandonments	—	1,173,855	80,127	—	1,253,982
Goodwill impairment	107,926	—	—	—	107,926
Changes in assets and liabilities:
Receivables	(121,225)	41,726	8,093	—	(71,406)
Inventories	—	367,142	412,733	—	779,875
Accounts payable, accrued expenses and other liabilities	(199,306)	62,000	(203,324)	—	(340,630)
Other, net	(151,042)	53,528	323,691	—	226,177

Net cash provided (used) by operating activities — continuing operations	(1,522,817)	505,315	363,437	1,403,567	749,502
Net cash provided by operating activities — discontinued operations	—	—	297,397	—	297,397

Net cash provided (used) by operating activities	(1,522,817)	505,315	660,834	1,403,567	1,046,899

Cash flows from investing activities:
Sale of discontinued operations, net of cash divested	739,764	—	—	—	739,764
Investments in unconsolidated joint ventures	—	(35,227)	(49,961)	—	(85,188)
Sales (purchases) of property and equipment, net	(558)	(201)	1,444	—	685

Net cash provided (used) by investing activities — continuing operations	739,206	(35,428)	(48,517)	—	655,261
Net cash used by investing activities — discontinued operations	—	—	(12,112)	—	(12,112)

Net cash provided (used) by investing activities	739,206	(35,428)	(60,629)	—	643,149

Cash flows from financing activities:
Redemption of term loan	(400,000)	—	—	—	(400,000)
Redemption of senior subordinated notes	(258,968)	—	—	—	(258,968)
Payments on mortgages, land contracts and other loans	—	(87,566)	(26,553)	—	(114,119)
Payments of cash dividends	(77,170)	—	—	—	(77,170)
Repurchases of common stock	(6,896)	—	—	—	(6,896)
Other, net	13,192	—	—	—	13,192
Intercompany	2,170,661	(461,631)	(305,463)	(1,403,567)	—

Net cash provided (used) by financing activities — continuing operations	1,440,819	(549,197)	(332,016)	(1,403,567)	(843,961)
Net cash used by financing activities — discontinued operations	—	—	(306,527)	—	(306,527)

Net cash provided (used) by financing activities	1,440,819	(549,197)	(638,543)	(1,403,567)	(1,150,488)

Net increase (decrease) in cash and cash equivalents	657,208	(79,310)	(38,338)	—	539,560
Cash and cash equivalents at beginning of year	447,221	150,829	206,132	—	804,182

Cash and cash equivalents at end of year	$1,104,429	$71,519	$167,794	$—	$1,343,742

	Year Ended November 30, 2006
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net income (loss)	$482,351	$427,650	$(85,950)	$(341,700)	$482,351
Income from discontinued operations, net of income taxes	—	—	(89,404)	—	(89,404)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Deferred income taxes	(189,047)	—	—	—	(189,047)
Inventory impairments and land option contract abandonments	—	252,642	119,995	—	372,637
Changes in assets and liabilities:
Receivables	1,464	(10,126)	(14,867)	—	(23,529)
Inventories	—	(156,135)	(200,207)	—	(356,342)
Accounts payable, accrued expenses and other liabilities	(63,541)	125,535	143,713	—	205,707
Other, net	96,937	35,116	(112,813)	—	19,240

Net cash provided (used) by operating activities — continuing operations	328,164	674,682	(239,533)	(341,700)	421,613
Net cash provided by operating activities — discontinued operations	—	—	229,505	—	229,505

Net cash provided (used) by operating activities	328,164	674,682	(10,028)	(341,700)	651,118

Cash flows from investing activities:
Sale of investment in unconsolidated joint venture	57,767	—	—	—	57,767
Investments in unconsolidated joint ventures	22,587	(98,505)	(103,266)	—	(179,184)
Purchases of property and equipment, net	(3,146)	(8,674)	(5,818)	—	(17,638)
Other, net	—	—	772	—	772

Net cash provided (used) by investing activities — continuing operations	77,208	(107,179)	(108,312)	—	(138,283)
Net cash used by investing activities — discontinued operations	—	—	(4,477)	—	(4,477)

Net cash provided (used) by investing activities	77,208	(107,179)	(112,789)	—	(142,760)

Cash flows from financing activities:
Net payments on credit agreements and other short-term borrowings	(84,100)	—	—	—	(84,100)
Proceeds from issuance of senior notes and term loan	698,458	—	—	—	698,458
Payments of cash dividends	(78,258)	—	—	—	(78,258)
Repurchases of common stock	(394,080)	—	—	—	(394,080)
Other, net	89,571	(33,494)	(12,236)	—	43,841
Intercompany	(244,421)	(519,129)	421,850	341,700	—

Net cash provided (used) by financing activities — continuing operations	(12,830)	(552,623)	409,614	341,700	185,861
Net cash used by financing activities — discontinued operations	—	—	(215,010)	—	(215,010)

Net cash provided (used) by financing activities	(12,830)	(552,623)	194,604	341,700	(29,149)

Net increase in cash and cash equivalents	392,542	14,880	71,787	—	479,209
Cash and cash equivalents at beginning of year	54,679	135,949	134,345	—	324,973

Cash and cash equivalents at end of year	$447,221	$150,829	$206,132	$—	$804,182

Note 22.  Subsequent Events

On December 15, 2008, the Company redeemed the $200 Million Senior Subordinated Notes upon their scheduled maturity.

On January 22, 2009, the Company adopted an amendment to the 1989 Rights Plan and a successor rights plan designed to preserve the value of certain of the Company’s net deferred tax assets. The amendment and the successor rights plan are discussed in Note 14. Stockholders’ Equity in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of KB Home:

We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 16 to the consolidated financial statements, in 2007, the Company changed its method of accounting for defined postretirement benefit plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KB Home’s internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2009 expressed an unqualified opinion thereon.

Los Angeles, California
January 26, 2009

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Senior Vice President and Chief Accounting Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2008.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2008.

Ernst & Young LLP, the Independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of November 30, 2008.

(b)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of KB Home:

We have audited KB Home’s internal control over financial reporting as of November 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KB Home’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, KB Home maintained, in all material respects, effective internal control over financial reporting as of November 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KB Home as of November 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2008 and our report dated January 26, 2009 expressed an unqualified opinion thereon.

Los Angeles, California
January 26, 2009

(c)  Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I. Except as set forth below, the other information called for by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Proposal 1: Election of Directors” sections of our Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the SEC not later than March 30, 2009 (120 days after the end of our fiscal year) (the “2009 Proxy Statement”).

Ethics Policy

We have adopted an Ethics Policy for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. The Ethics Policy is available on our website at http://www.kbhome.com/investor. Stockholders may request a free copy of the Ethics Policy from:

KB Home
Attention: Investor Relations
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
investorrelations@kbhome.com

Within the time period required by the SEC and the New York Stock Exchange, we will post on our website at http://www.kbhome.com/investor any amendment to our Ethics Policy and any waiver applicable to our principal executive officer, principal financial officer or principal accounting officer, or persons performing similar functions, and our other executive officers or directors.

Corporate Governance Principles

We have adopted Corporate Governance Principles, which are available on our website at http://www.kbhome.com/investor. Stockholders may request a free copy of the Corporate Governance Principles from the address, phone number and email address set forth under “Ethics Policy.”

New York Stock Exchange Annual Certification

On April 14, 2008, we submitted to the New York Stock Exchange a certification of our President and Chief Executive Officer that he was not aware of any violation by KB Home of the New York Stock Exchange’s corporate governance listing standards as of the date of the certification.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Executive Compensation” sections of the 2009 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the “Ownership of KB Home Securities” section of the 2009 Proxy Statement, except for the information required by Item 201(d) of Regulation S-K, which is provided below.

The following table provides information as of November 30, 2008 with respect to shares of our common stock that may be issued under our existing compensation plans:

Equity Compensation Plan Information
Number of common
	Number of		shares remaining
	common shares to		available for future
	be issued upon		issuance under equity
	exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding common
	warrants and	outstanding options,	shares reflected in
	rights	warrants and rights	column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	7,847,402	$30.11	593,897
Equity compensation plans not approved by stockholders	—	—	—	(d)

Total	7,847,402	$30.11	593,897

(d)	Represents the Non-Employee Directors Stock Plan. The Non-Employee Directors Stock Plan provides for an unlimited number of grants of deferred common stock units or stock options to our non-employee directors. The terms of the stock units and options granted under the Non-Employee Directors Stock Plan are described in the “Director Compensation” section of our 2009 Proxy Statement, which is incorporated herein. Although we may purchase shares of our common stock on the open market to satisfy the payment of stock awards under the Non-Employee Directors Stock Plan, to date, all stock awards under the Non-Employee Directors Stock Plan have been settled in cash. In addition, because of the irrevocable election of each of our non-employee directors to receive payouts in cash of all outstanding stock-based awards granted to them under the Non-Employee Directors Stock Plan, we do not intend to issue any shares of common stock under the plan. Therefore, we consider the Non-Employee Directors Stock Plan as having no available capacity to issue shares of our common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Other Matters” sections of our 2009 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the “Independent Auditor Fees and Services” section of our 2009 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     Financial Statements

Reference is made to the index set forth on page 55 of this Annual Report on Form 10-K.

    Exhibits

Exhibit
Number	Description

2.1	Share Purchase Agreement, dated May 22, 2007, by and between KB Home, Kaufman and Broad Development Group, International Mortgage Acceptance Corporation, Kaufman and Broad International, Inc. and Financière Gaillon 8 S.A.S., filed as an exhibit to the Company’s Current Report on Form 8-K dated May 22, 2007, is incorporated by reference herein.
3.1	Restated Certificate of Incorporation, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.
3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock, dated as of January 22, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.
3.3	By-Laws, as amended and restated on April 5, 2007, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.
4.1	Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent, dated January 22, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.
4.2	Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated February 4, 1999, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 4, 1999, is incorporated by reference herein.
4.3	First Amendment, dated as of April 29, 2005, to the Rights Agreement, dated as of February 4, 1999, between the Company and Mellon Investor Services LLC, as rights agent, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005, is incorporated by reference herein.
4.4	Second Amendment, dated as of January 22, 2009, to the Rights Agreement, dated as of February 4, 1999 and amended as of April 29, 2005, between the Company and Mellon Investor Services LLC, as rights agent, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.
4.5	Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among the Company, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to the Company’s Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.
4.6	Second Supplemental Indenture relating to 6 3/8% Senior Notes due 2011 among the Company, the Guarantors and Sun Trust Bank, Atlanta, dated June 30, 2004, filed as an exhibit to the Company’s registration statement No. 333-119228 on Form S-4, is incorporated by reference herein.
4.7	Third Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein, the Subsidiary Guarantor named therein and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006, is incorporated by reference herein.
4.8	Fourth Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein and U.S. Bank National Association, dated as of November 9, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.
4.9	Fifth Supplemental Indenture, dated August 17, 2007, relating to the Company’s Senior Notes by and between the Company, the Guarantors, and the Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.
4.10	Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to the Company’s Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.

Exhibit
Number		Description

4.11		Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.12		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.13		Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.14		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.15		Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.16		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.17		Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.18		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
10.1		Consent Order, Federal Trade Commission Docket No. C-2954, dated February 12, 1979, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10	.2*	Kaufman and Broad, Inc. Executive Deferred Compensation Plan, effective as of July 11, 1985, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10	.3*†	Amendment to Kaufman and Broad, Inc. Executive Deferred Compensation Plan for amounts earned or vested on or after January 1, 2005, effective January 1, 2009.
10	.4*†	KB Home 1986 Stock Option Plan, as amended and restated on October 2, 2008.
10	.5*†	KB Home 1988 Employee Stock Plan, as amended and restated on October 2, 2008.
10	.6*	Kaufman and Broad Home Corporation Directors’ Deferred Compensation Plan established effective as of July 27, 1989, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10.7		Consent decree, dated July 2, 1991, relating to Federal Trade Commission Consent Order, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10	.8*†	KB Home Performance-Based Incentive Plan for Senior Management, as amended and restated on October 2, 2008.
10	.9*	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10	.10*	KB Home Unit Performance Program, filed as an exhibit to the Company’s 1996 Annual Report on Form 10-K, is incorporated by reference herein.
10	.11*†	KB Home 1998 Stock Incentive Plan, as amended and restated on October 2, 2008.
10.12		KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.13		Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10	.14*†	Amended and Restated KB Home 1999 Incentive Plan, as amended and restated on October 2, 2008.
10	.15*	Form of Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.

Exhibit
Number		Description

10	.16*	Form of Incentive Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.17*	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.18*	Form of Amended and Restated 1999 Incentive Plan Stock Appreciation Right Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.19*	Form of Amended and Restated 1999 Incentive Plan Phantom Share Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.20*	Amended and Restated Employment Agreement of Bruce Karatz, dated July 11, 2001, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001, is incorporated by reference herein.
10	.21*	Tolling Agreement, dated as of November 12, 2006, by and between the Company and Bruce Karatz, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.
10	.22*†	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008.
10	.23*	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.24*	Form of Stock Restriction Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.25*	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals prior to January 1, 2005, effective March 1, 2001, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.26*†	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals on and after January 1, 2005, effective January 1, 2009.
10	.27*†	KB Home Change in Control Severance Plan, as amended and restated effective January 1, 2009.
10	.28*	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.29*†	Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009.
10	.30*†	KB Home Retirement Plan, as amended and restated effective January 1, 2009.
10	.31†	KB Home Non-Employee Directors Stock Plan, as amended and restated effective January 1, 2009.
10.32		Revolving Loan Agreement, dated as of November 22, 2005, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 23, 2005, is incorporated by reference herein.
10.33		First Amendment, dated as of October 10, 2006, to the Revolving Loan Agreement dated as of November 22, 2005 among the Company, the lenders party thereto and Bank of America, N.A., filed as an exhibit to the Company’s Current Report on Form 8-K dated October 19, 2006, is incorporated by reference herein.
10.34		Second Amendment to the Revolving Loan Agreement dated as of November 22, 2005 among KB Home, the lenders party thereto, and Bank of America, N.A., as administrative agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 12, 2006, is incorporated by reference herein.
10.35		Third Amendment Agreement, dated August 17, 2007, to Revolving Loan Agreement, dated as of November 22, 2005, between the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.
10.36		Fourth Amendment Agreement, dated January 25, 2008, to Revolving Loan Agreement, dated as of November 22, 2005, between the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 28, 2008, is incorporated by reference herein.

Exhibit
Number		Description

10.37		Fifth Amendment, dated August 28, 2008, to Revolving Loan Agreement, dated as of November 22, 2005, among the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 29, 2008, is incorporated by reference herein.
10	.38*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated March 6, 2007, is incorporated by reference herein.
10	.39*†	Amendment to the Employment Agreement of Jeffrey T. Mezger, dated December 24, 2008.
10	.40*	Amended and Restated 1999 Incentive Plan Performance Stock Agreement between the Company and Jeffrey T. Mezger, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.41*	Form of Stock Option Agreement under the Employment Agreement between the Company and Jeffrey T. Mezger dated as of February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.42*	Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007, is incorporated by reference herein.
10	.43*	Form of Phantom Share Agreement for Non-Senior Management, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.44*	Form of Over Cap Phantom Share Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.45*	Description of fiscal year 2007 bonus arrangements with the Company’s Named Executive Officers and description of fiscal year 2008 annual incentive compensation arrangements with executive officers, each determined on January 22, 2008, filed on the Company’s Current Report on Form 8-K dated January 25, 2008, is incorporated by reference herein.
10	.46*	Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 15, 2008, is incorporated by reference herein.
10	.47*	KB Home Executive Severance Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008, is incorporated by reference herein.
10	.48*	Description of Fiscal Year 2009 Long-Term Incentive Awards to the Company’s Named Executive Officers granted on October 2, 2008, filed on the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.
10	.49*	Form of Fiscal Year 2009 Stock Appreciation Rights Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.
10	.50*	Form of Fiscal Year 2009 Phantom Shares Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.
12	.1†	Computation of Ratio of Earnings to Fixed Charges.
21	†	Subsidiaries of the Registrant.
23	†	Consent of Independent Registered Public Accounting Firm.
31	.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
William R. Hollinger
Senior Vice President and Chief Accounting Officer
Date: January 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY T. MEZGER Jeffrey T. Mezger	Director, President and Chief Executive Officer (Principal Executive Officer)	January 22, 2009

/s/ WILLIAM R. HOLLINGER William R. Hollinger	Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)	January 22, 2009

/s/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach	Chairman of the Board and Director	January 22, 2009

/s/ RONALD W. BURKLE Ronald W. Burkle	Director	January 22, 2009

/s/ TIMOTHY W. FINCHEM Timothy W. Finchem	Director	January 22, 2009

/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	January 22, 2009

/s/ ROBERT L. JOHNSON Robert L. Johnson	Director	January 22, 2009

/s/ MELISSA LORA Melissa Lora	Director	January 22, 2009

/s/ MICHAEL G. MCCAFFERY Michael G. McCaffery	Director	January 22, 2009

/s/ LESLIE MOONVES Leslie Moonves	Director	January 22, 2009

/s/ LUIS G. NOGALES Luis G. Nogales	Director	January 22, 2009

LIST OF EXHIBITS FILED

Sequential
Exhibit		Page
Number	Description	Number

2.1	Share Purchase Agreement, dated May 22, 2007, by and between KB Home, Kaufman and Broad Development Group, International Mortgage Acceptance Corporation, Kaufman and Broad International, Inc. and Financière Gaillon 8 S.A.S., filed as an exhibit to the Company’s Current Report on Form 8-K dated May 22, 2007, is incorporated by reference herein.
3.1	Restated Certificate of Incorporation, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.
3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock, dated as of January 22, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.
3.3	By-Laws, as amended and restated on April 5, 2007, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.
4.1	Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent, dated January 22, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.
4.2	Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated February 4, 1999, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 4, 1999, is incorporated by reference herein.
4.3	First Amendment, dated as of April 29, 2005, to the Rights Agreement, dated as of February 4, 1999, between the Company and Mellon Investor Services LLC, as rights agent, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005, is incorporated by reference herein.
4.4	Second Amendment, dated as of January 22, 2009, to the Rights Agreement, dated as of February 4, 1999 and amended as of April 29, 2005, between the Company and Mellon Investor Services LLC, as rights agent, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.
4.5	Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among the Company, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to the Company’s Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.
4.6	Second Supplemental Indenture relating to 6 3/8% Senior Notes due 2011 among the Company, the Guarantors and Sun Trust Bank, Atlanta, dated June 30, 2004, filed as an exhibit to the Company’s registration statement No. 333-119228 on Form S-4, is incorporated by reference herein.
4.7	Third Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein, the Subsidiary Guarantor named therein and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006, is incorporated by reference herein.
4.8	Fourth Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein and U.S. Bank National Association, dated as of November 9, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.
4.9	Fifth Supplemental Indenture, dated August 17, 2007, relating to the Company’s Senior Notes by and between the Company, the Guarantors, and the Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.

Sequential
Exhibit			Page
Number		Description	Number

4.10		Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to the Company’s Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.
4.11		Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.12		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.13		Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.14		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.15		Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.16		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.17		Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.18		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
10.1		Consent Order, Federal Trade Commission Docket No. C-2954, dated February 12, 1979, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10	.2*	Kaufman and Broad, Inc. Executive Deferred Compensation Plan, effective as of July 11, 1985, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10	.3*†	Amendment to Kaufman and Broad, Inc. Executive Deferred Compensation Plan for amounts earned or vested on or after January 1, 2005, effective January 1, 2009.
10	.4*†	KB Home 1986 Stock Option Plan, as amended and restated on October 2, 2008.
10	.5*†	KB Home 1988 Employee Stock Plan, as amended and restated on October 2, 2008.
10	.6*	Kaufman and Broad Home Corporation Directors’ Deferred Compensation Plan established effective as of July 27, 1989, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10.7		Consent decree, dated July 2, 1991, relating to Federal Trade Commission Consent Order, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10	.8*†	KB Home Performance-Based Incentive Plan for Senior Management, as amended and restated on October 2, 2008.
10	.9*	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10	.10*	KB Home Unit Performance Program, filed as an exhibit to the Company’s 1996 Annual Report on Form 10-K, is incorporated by reference herein.
10	.11*†	KB Home 1998 Stock Incentive Plan, as amended and restated on October 2, 2008.

Sequential
Exhibit			Page
Number		Description	Number

10.12		KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.13		Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10	.14*†	Amended and Restated KB Home 1999 Incentive Plan, as amended and restated on October 2, 2008.
10	.15*	Form of Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.16*	Form of Incentive Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.17*	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.18*	Form of Amended and Restated 1999 Incentive Plan Stock Appreciation Right Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.19*	Form of Amended and Restated 1999 Incentive Plan Phantom Share Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.20*	Amended and Restated Employment Agreement of Bruce Karatz, dated July 11, 2001, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001, is incorporated by reference herein.
10	.21*	Tolling Agreement, dated as of November 12, 2006, by and between the Company and Bruce Karatz, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.
10	.22*†	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008.
10	.23*	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.24*	Form of Stock Restriction Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.25*	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals prior to January 1, 2005, effective March 1, 2001, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.26*†	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals on and after January 1, 2005, effective January 1, 2009.
10	.27*†	KB Home Change in Control Severance Plan, as amended and restated effective January 1, 2009.
10	.28*	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.29*†	Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009.
10	.30*†	KB Home Retirement Plan, as amended and restated effective January 1, 2009.
10	.31†	KB Home Non-Employee Directors Stock Plan, as amended and restated effective January 1, 2009.

Sequential
Exhibit			Page
Number		Description	Number

10.32		Revolving Loan Agreement, dated as of November 22, 2005, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 23, 2005, is incorporated by reference herein.
10.33		First Amendment, dated as of October 10, 2006, to the Revolving Loan Agreement dated as of November 22, 2005 among the Company, the lenders party thereto and Bank of America, N.A., filed as an exhibit to the Company’s Current Report on Form 8-K dated October 19, 2006, is incorporated by reference herein.
10.34		Second Amendment to the Revolving Loan Agreement dated as of November 22, 2005 among KB Home, the lenders party thereto, and Bank of America, N.A., as administrative agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 12, 2006, is incorporated by reference herein.
10.35		Third Amendment Agreement, dated August 17, 2007, to Revolving Loan Agreement, dated as of November 22, 2005, between the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.
10.36		Fourth Amendment Agreement, dated January 25, 2008, to Revolving Loan Agreement, dated as of November 22, 2005, between the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 28, 2008, is incorporated by reference herein.
10.37		Fifth Amendment, dated August 28, 2008, to Revolving Loan Agreement, dated as of November 22, 2005, among the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 29, 2008, is incorporated by reference herein.
10	.38*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated March 6, 2007, is incorporated by reference herein.
10	.39*†	Amendment to the Employment Agreement of Jeffrey T. Mezger, dated December 24, 2008.
10	.40*	Amended and Restated 1999 Incentive Plan Performance Stock Agreement between the Company and Jeffrey T. Mezger, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.41*	Form of Stock Option Agreement under the Employment Agreement between the Company and Jeffrey T. Mezger dated as of February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.42*	Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007, is incorporated by reference herein.
10	.43*	Form of Phantom Share Agreement for Non-Senior Management, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.44*	Form of Over Cap Phantom Share Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.45*	Description of fiscal year 2007 bonus arrangements with the Company’s Named Executive Officers and description of fiscal year 2008 annual incentive compensation arrangements with executive officers, each determined on January 22, 2008, filed on the Company’s Current Report on Form 8-K dated January 25, 2008, is incorporated by reference herein.

Sequential
Exhibit			Page
Number		Description	Number

10	.46*	Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 15, 2008, is incorporated by reference herein.
10	.47*	KB Home Executive Severance Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008, is incorporated by reference herein.
10	.48*	Description of Fiscal Year 2009 Long-Term Incentive Awards to the Company’s Named Executive Officers granted on October 2, 2008, filed on the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.
10	.49*	Form of Fiscal Year 2009 Stock Appreciation Rights Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.
10	.50*	Form of Fiscal Year 2009 Phantom Shares Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.
12	.1†	Computation of Ratio of Earnings to Fixed Charges.
21	†	Subsidiaries of the Registrant.
23	†	Consent of Independent Registered Public Accounting Firm.
31	.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.

†	Document filed with this Form 10-K.