Form 10-Q
period 2009-02-28
KB HOME
filed 2009-04-09
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2009.
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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2009.
Common stock, par value $1.00 per share: 88,072,926 shares outstanding, including 11,830,582 shares held by the registrant’s Grantor Stock Ownership Trust and excluding 27,047,379 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts — Unaudited)

	Three Months Ended
	February 28,	February 29,
	2009	2008
Total revenues	$307,361	$794,224

Homebuilding:
Revenues	$305,741	$791,308
Construction and land costs	(290,958)	(912,641)
Selling, general and administrative expenses	(61,175)	(127,638)

Operating loss	(46,392)	(248,971)

Interest income	3,513	13,032
Interest expense, net of amounts capitalized	(8,652)	—
Equity in loss of unconsolidated joint ventures	(9,742)	(39,878)

Homebuilding pretax loss	(61,273)	(275,817)

Financial services:
Revenues	1,620	2,916
Expenses	(860)	(1,119)
Equity in income of unconsolidated joint venture	941	6,148

Financial services pretax income	1,701	7,945

Total pretax loss	(59,572)	(267,872)
Income tax benefit (expense)	1,500	(300)

Net loss	$(58,072)	$(268,172)

Basic and diluted loss per share	$(.75)	$(3.47)

Basic and diluted average shares outstanding	77,375	77,363

Cash dividends declared per common share	$.0625	$.25

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	February 28,	November 30,
	2009	2008
Assets

Homebuilding:
Cash and cash equivalents	$1,020,911	$1,135,399
Restricted cash	111,208	115,404
Receivables	161,031	357,719
Inventories	2,021,765	2,106,716
Investments in unconsolidated joint ventures	174,993	177,649
Other assets	95,582	99,261

	3,585,490	3,992,148

Financial services	52,531	52,152

Total assets	$3,638,021	$4,044,300

Liabilities and stockholders’ equity

Homebuilding:
Accounts payable	$477,591	$541,294
Accrued expenses and other liabilities	645,960	721,397
Mortgages and notes payable	1,737,968	1,941,537

	2,861,519	3,204,228

Financial services	8,841	9,467

Common stock	115,120	115,120
Paid-in capital	864,854	865,123
Retained earnings	864,496	927,324
Accumulated other comprehensive loss	(17,402)	(17,402)
Grantor stock ownership trust, at cost	(128,557)	(129,326)
Treasury stock, at cost	(930,850)	(930,234)

Total stockholders’ equity	767,661	830,605

Total liabilities and stockholders’ equity	$3,638,021	$4,044,300

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Three Months Ended
	February 28,	February 29,
	2009	2008
Cash flows from operating activities:
Net loss	$(58,072)	$(268,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	8,801	33,730
Distributions of earnings from unconsolidated joint ventures	662	6,547
Amortization of discounts and issuance costs	340	586
Depreciation and amortization	1,486	2,797
Tax benefit associated with exercise of stock options	1,152	1,663
Stock-based compensation expense	468	1,387
Inventory impairments and land option contract abandonments	24,670	187,575
Change in assets and liabilities:
Receivables	197,449	92,585
Inventories	57,448	186,032
Accounts payable, accrued expenses and other liabilities	(133,016)	(228,969)
Other, net	2,131	6,585

Net cash provided by operating activities	103,519	22,346

Cash flows from investing activities:
Change in restricted cash	4,196	—
Investments in unconsolidated joint ventures	(7,748)	(24,449)
Sales (purchases) of property and equipment, net	(821)	5,376

Net cash used by investing activities	(4,373)	(19,073)

Cash flows from financing activities:
Repayment of senior subordinated notes	(200,000)	—
Payments on mortgages, land contracts and other loans	(8,843)	(353)
Issuance of common stock under employee stock plans	795	1,822
Payments of cash dividends	(4,756)	(19,355)
Repurchases of common stock	(616)	(557)

Net cash used by financing activities	(213,420)	(18,443)

Net decrease in cash and cash equivalents	(114,274)	(15,170)
Cash and cash equivalents at beginning of period	1,141,518	1,343,742

Cash and cash equivalents at end of period	$1,027,244	$1,328,572

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
In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of February 28, 2009, the results of its consolidated operations for the three months ended February 28, 2009 and February 29, 2008, and its consolidated cash flows for the three months ended February 28, 2009 and February 29, 2008. The results of operations for the three months ended February 28, 2009 are not necessarily indicative of the results to be expected for the full year, due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2008 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2008, which are contained in the Company’s Annual Report on Form 10-K for that period.
Use of Estimates
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and, as such, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.
Loss per share
Basic loss per share is calculated by dividing the net loss by the average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the average number of common shares outstanding including all potentially dilutive shares issuable under outstanding stock options. All outstanding stock options were excluded from the diluted loss per share calculation for the three months ended February 28, 2009 and February 29, 2008 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.
Comprehensive loss
The Company’s comprehensive loss was $58.1 million for the three months ended February 28, 2009 and $268.2 million for the three months ended February 29, 2008. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of February 28, 2009 and November 30, 2008 are comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires an employer to recognize the funded status of a defined postretirement benefit plan as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).
Reclassifications
Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the 2009 presentation.
2. Stock-Based Compensation
The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), using the modified prospective transition method

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2. Stock-Based Compensation (continued)
effective December 1, 2005. SFAS No. 123(R) requires a public entity to measure compensation cost associated with awards of equity instruments based on the grant-date fair value of the awards over the requisite service period. SFAS No. 123(R) requires public entities to initially measure compensation cost associated with awards of liability instruments based on their current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.
Stock Options
In accordance with SFAS No. 123(R), the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding the dividend yield, the risk-free interest rate, the expected stock-price volatility and the expected term of the stock options. The following table summarizes the stock options outstanding and stock options exercisable as of February 28, 2009, as well as stock options activity during the three months then ended:

		Weighted
		Average Exercise
	Options	Price
Options outstanding at beginning of period	7,847,402	$30.11

Granted	—	—

Exercised	—	—

Cancelled	(3,266,860)	28.39

Options outstanding at end of period	4,580,542	$31.33

Options exercisable at end of period	4,163,826	$31.03

As of February 28, 2009, the weighted average remaining contractual lives of stock options outstanding and stock options exercisable were 8.9 years and 9.0 years, respectively. There was $1.7 million of total unrecognized compensation cost related to unvested stock option awards as of February 28, 2009. For the three months ended February 28, 2009 and February 29, 2008, stock-based compensation expense associated with stock options totaled $.5 million and $1.3 million, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable were each negligible as of February 28, 2009. (The intrinsic value of a stock option is the amount by which the market value of a share of the Company’s common stock exceeds the exercise price of the stock option.)
On February 9, 2009, in connection with the settlement of the derivative litigation described below in Note 12. Legal Matters in the Notes to Consolidated Financial Statements in this Form 10-Q, the Company’s former chairman and chief executive officer relinquished 3,011,452 stock options to the Company, and those stock options were cancelled.
Other Stock-Based Awards
From time to time, the Company grants restricted stock, phantom shares and stock appreciation rights to various employees. The Company recognized total compensation income of $.6 million in the first quarter of 2009 and total compensation expense of $2.9 million in the first quarter of 2008 related to these stock-based awards.
3. Segment Information
As of February 28, 2009, the Company has identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information (continued)
Enterprise and Related Information.” As of February 28, 2009, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:
West Coast: California
Southwest: Arizona and Nevada
Central: Colorado and Texas
Southeast: Florida, North Carolina and South Carolina
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

The Company’s financial services reporting segment provides title and insurance services to the Company’s homebuyers. The financial services reporting segment also provides mortgage banking services to the Company’s homebuyers indirectly through Countrywide KB Home Loans, LLC (“Countrywide KB Home Loans”), a joint venture between a Company subsidiary and CWB Venture Management Corporation, a subsidiary of Bank of America N.A. The Company’s financial services reporting segment conducts operations in the same markets as the Company’s homebuilding reporting segments.
The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.
The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Three Months Ended
	February 28,	February 29,
	2009	2008
Revenues:
West Coast	$108,520	$241,076
Southwest	52,273	241,847
Central	77,645	151,889
Southeast	67,303	156,496

Total homebuilding revenues	305,741	791,308
Financial services	1,620	2,916

Total revenues	$307,361	$794,224

Pretax income (loss):
West Coast	$(12,322)	$(71,987)
Southwest	(20,738)	(55,427)
Central	(6,156)	(29,942)
Southeast	(13,825)	(104,112)
Corporate and other (a)	(8,232)	(14,349)

Total homebuilding pretax loss	(61,273)	(275,817)
Financial services	1,701	7,945

Total pretax loss	$(59,572)	$(267,872)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information (continued)
(a) Corporate and other includes corporate general and administrative expenses.

	Three Months Ended
	February 28,	February 29,
	2009	2008
Equity in income (loss) of unconsolidated joint ventures:
West Coast	$195	$(9,374)
Southwest	(7,687)	(5,175)
Central	21	(1,514)
Southeast	(2,271)	(23,815)

Total	$(9,742)	$(39,878)

Inventory impairments:
West Coast	$6,991	$52,114
Southwest	11,927	52,010
Central	—	17,285
Southeast	5,469	58,915

Total	$24,387	$180,324

Inventory abandonments:
West Coast	$283	$—
Southwest	—	187
Central	—	—
Southeast	—	7,064

Total	$283	$7,251

Joint venture impairments:
West Coast	$—	$8,106
Southwest	5,426	4,944
Central	—	471
Southeast	2,186	22,835

Total	$7,612	$36,356

	February 28,	November 30,
	2009	2008
Assets:
West Coast	$1,065,784	$1,086,503
Southwest	455,110	497,034
Central	428,204	443,168
Southeast	430,174	453,771
Corporate and other	1,206,218	1,511,672

Total homebuilding assets	3,585,490	3,992,148
Financial services	52,531	52,152

Total assets	$3,638,021	$4,044,300

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3. Segment Information (continued)

	February 28,	November 30,
	2009	2008
Investments in unconsolidated joint ventures:
West Coast	$55,661	$55,856
Southwest	110,933	113,564
Central	3,360	3,339
Southeast	5,039	4,890

Total	$174,993	$177,649

4. Financial Services
Financial information related to the Company’s financial services reporting segment is as follows (in thousands):

	Three Months Ended
	February 28,	February 29,
	2009	2008
Revenues
Interest income	$17	$47
Title services	187	438
Insurance commissions	1,416	2,431

Total	1,620	2,916

Expenses
General and administrative	(860)	(1,119)

Operating income	760	1,797
Equity in income of unconsolidated joint venture	941	6,148

Pretax income	$1,701	$7,945

	February 28,	November 30,
	2009	2008
Assets
Cash and cash equivalents	$6,333	$6,119
Receivables	479	1,240
Investment in unconsolidated joint venture	45,674	44,733
Other assets	45	60

Total assets	$52,531	$52,152

Liabilities
Accounts payable and accrued expenses	$8,841	$9,467

Total liabilities	$8,841	$9,467

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Inventories

Inventories consisted of the following (in thousands):

	February 28,	November 30,
	2009	2008
Homes, lots and improvements in production	$1,564,918	$1,649,838

Land under development	456,847	456,878

Total	$2,021,765	$2,106,716

The Company’s interest costs are as follows (in thousands):

	Three Months Ended
	February 28,	February 29,
	2009	2008
Capitalized interest at beginning of period	$361,619	$348,084

Interest incurred	29,258	38,502

Interest expensed	(8,652)	—

Interest amortized	(16,892)	(28,576)

Capitalized interest at end of period (a)	$365,333	$358,010

(a)	Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest as impairment charges recognized are generally not allocated to specific components of inventory.
6.	Inventory Impairments and Abandonments

Each parcel or community in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross margins on homes delivered or projected margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a parcel or community, the identified inventory is evaluated for recoverability in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). When an indicator of potential impairment is identified, the Company tests the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by trends and factors known to the Company at the time they are calculated and the Company’s expectations related to: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. These estimates, trends and expectations are specific to each community and may vary among communities.

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Inventory Impairments and Abandonments (continued)

in the market in which the asset is located at the time the assessment is made. These factors are specific to each community and may vary among communities.

Based on the results of its evaluations, the Company recognized pretax, noncash inventory impairment charges of $24.4 million in the first quarter of 2009 and $180.3 million in the first quarter of 2008. As of February 28, 2009, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $939.9 million, representing 159 communities and various other land parcels. As of November 30, 2008, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $1.01 billion, representing 163 communities and various other land parcels.

The Company’s optioned inventory is assessed to determine whether it continues to meet the Company’s internal investment standards. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in market strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of its assessments, the Company recognized land option contract abandonment charges of $.3 million in the first quarter of 2009 and $7.3 million in the first quarter of 2008.

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

7.	Fair Value Disclosures

Effective December 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), for its assets and liabilities measured at fair value on a nonrecurring basis. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities, defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, such as quoted prices for similar assets or liabilities or quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data, by correlation or other means.

Level 3	Fair value determined using significant unobservable inputs, such as discounted cash flows, or similar techniques.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Fair Value Disclosures (continued)

The Company’s assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

		Fair Value Measurements Using
		Quoted	Significant
	Three Months	Prices in	Other	Significant
	Ended	Active	Observable	Unobservable
	February 28,	Markets	Inputs	Inputs	Total Gains
Description	2009	(Level 1)	(Level 2)	(Level 3)	(Losses)
Long-lived assets held and used	$25,650	$—	$—	$25,650	$(24,387)

In accordance with the provisions of SFAS No. 144, long-lived assets held and used with a carrying amount of $50.0 million were written down to their fair value of $25.6 million, resulting in noncash inventory impairment charges of $24.4 million for the three months ended February 28, 2009. These charges were included in the Company’s construction and land costs in the consolidated statement of operations for the period.

Fair values for long-lived assets held and used are primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development; construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each community and may vary among communities.

8.	Consolidation of Variable Interest Entities

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

The Company participates in joint ventures from time to time for the purpose of conducting land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with FASB Interpretation No. 46(R) when they are entered into or upon a reconsideration event. All of the Company’s joint ventures at February 28, 2009 and November 30, 2008 were determined to be unconsolidated joint ventures either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.

In the ordinary course of its business, the Company enters into land option contracts (or similar agreements) in order to procure land for the construction of homes. The use of such option and other contracts generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories on its consolidated balance sheet. Under such land option contracts, the Company will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Consolidation of Variable Interest Entities (continued)

the Company’s land option contracts may create a variable interest for the Company, with the land seller being identified as a VIE.

In compliance with FASB Interpretation No. 46(R), the Company analyzes its land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event, and as a result has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. Although the Company does not have legal title to the land, FASB Interpretation No. 46(R) requires the Company to consolidate the VIE if the Company is determined to be the primary beneficiary. The consolidation of VIEs in which the Company was determined to be the primary beneficiary increased its inventories, with a corresponding increase to accrued expenses and other liabilities, on the Company’s consolidated balance sheets by $15.5 million at both February 28, 2009 and November 30, 2008. The liabilities related to the Company’s consolidation of VIEs from which it has arranged to purchase land under option and other contracts represent the difference between the purchase price of land not yet purchased and the Company’s cash deposits. The Company’s cash deposits related to these land option and other contracts totaled $3.4 million at both February 28, 2009 and November 30, 2008. Creditors, if any, of these VIEs have no recourse against the Company. As of February 28, 2009, excluding consolidated VIEs, the Company had cash deposits totaling $24.3 million associated with land option and other contracts having an aggregate purchase price of $484.6 million.

The Company’s exposure to loss related to its land option and other contracts with third parties and unconsolidated entities consisted of its non-refundable deposits totaling $27.7 million at February 28, 2009 and $33.1 million at November 30, 2008. In addition, the Company posted letters of credit of $17.9 million at February 28, 2009 and $32.5 million at November 30, 2008 in lieu of cash deposits under certain land option contracts.

The Company also evaluates land option and other contracts in accordance with Statement of Financial Accounting Standards No. 49, “Accounting for Product Financing Arrangements” (“SFAS No. 49”), and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on its consolidated balance sheets by $73.6 million at February 28, 2009 and $81.5 million at November 30, 2008.

9.	Investments in Unconsolidated Joint Ventures

The Company participates in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets, typically where the Company’s homebuilding operations are located. The Company’s partners in these unconsolidated joint ventures are unrelated homebuilders, land developers and other real estate entities, or commercial enterprises. Through these unconsolidated joint ventures, the Company seeks to reduce and share market and development risks and to reduce its investment in land inventory, while potentially increasing the number of homesites it controls or will own. In some instances, participating in unconsolidated joint ventures enables the Company to acquire and develop land that it might not otherwise have access to due to a project’s size, financing needs, duration of development or other circumstances. While the Company views its participation in unconsolidated joint ventures as beneficial to its homebuilding activities, it does not view such participation as essential.

The Company and/or its unconsolidated joint venture partners typically obtain options or enter into other arrangements to have the right to purchase portions of the land held by the unconsolidated joint ventures. The prices for these land options or other arrangements are generally negotiated prices that approximate fair value. When an unconsolidated joint venture sells land to the Company’s homebuilding operations, the Company defers recognition of its share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint venture.

The Company and its unconsolidated joint venture partners make initial or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligations to make capital contributions are

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)

governed by each unconsolidated joint venture’s respective operating agreement and related documents.

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with U.S. generally accepted accounting principles. The Company shares in profits and losses of these unconsolidated joint ventures generally in accordance with its respective equity interests.

The following table presents combined condensed statement of operations information for the Company’s unconsolidated joint ventures (in thousands):

	Three Months Ended
	February 28,	February 29,
	2009	2008
Revenues	$11,476	$27,383
Construction and land costs	(18,501)	(38,640)
Other expenses, net	(6,135)	(7,570)

Loss	$(13,160)	$(18,827)

With respect to the Company’s investment in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures included pretax, noncash impairment charges of $7.6 million for the three months ended February 28, 2009 and $36.4 million for the three months ended February 29, 2008.
The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

	February 28,	November 30,
	2009	2008
Assets
Cash	$17,414	$29,194
Receivables	143,635	143,926
Inventories	1,025,331	1,029,306
Other assets	55,115	55,289

Total assets	$1,241,495	$1,257,715

Liabilities and equity
Accounts payable and other liabilities	$95,248	$85,064
Mortgages and notes payable	858,832	871,279
Equity	287,415	301,372

Total liabilities and equity	$1,241,495	$1,257,715

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)

The following table presents information relating to the Company’s investments in unconsolidated joint ventures and the aggregate outstanding debt of its unconsolidated joint ventures as of the dates specified, categorized by the nature of the Company’s potential responsibility under a guaranty, if any, for such debt (dollars in thousands):

	February 28,	November 30,
	2009	2008
Number of investments in unconsolidated joint ventures:
With recourse debt (a)	1	1
With limited recourse debt (b)	4	4
With non-recourse debt (c)	10	10
Other (d)	9	10

Total	24	25

Investments in unconsolidated joint ventures:
With recourse debt	$3,361	$3,339
With limited recourse debt	—	1,360
With non-recourse debt	24,564	24,590
Other	147,068	148,360

Total	$174,993	$177,649

Outstanding debt of unconsolidated joint ventures:
With recourse debt	$2,546	$3,249
With limited recourse debt	110,550	112,700
With non-recourse debt	372,238	381,393
Other	373,498	373,937

Total (e)	$858,832	$871,279

(a)	This category consists of an unconsolidated joint venture as to which the Company has entered into a several guaranty with respect to the repayment of a portion of the unconsolidated joint venture’s outstanding debt.

(b)	This category consists of unconsolidated joint ventures as to which the Company has entered into a loan-to-value maintenance guaranty with respect to a portion of each such unconsolidated joint venture’s outstanding secured debt.

(c)	This category consists of unconsolidated joint ventures as to which the Company does not have a guaranty or any other obligation to repay or to support the value of the collateral (which collateral includes any letters of credit) underlying such unconsolidated joint ventures’ respective outstanding secured debt.

(d)	This category consists of unconsolidated joint ventures with no outstanding debt and an unconsolidated joint venture as to which the Company has entered into a several guaranty that, by its terms, purports to require the Company to guarantee the repayment of a portion of the unconsolidated joint venture’s outstanding debt in the event an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing, as further described below.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)
In most cases, the Company may have also entered into a completion guaranty and/or a carve-out guaranty with the lenders for the unconsolidated joint ventures identified in categories (a) through (d).

(e)	The “Total” amounts represent the aggregate outstanding debt of the unconsolidated joint ventures in which the Company participates. The amounts do not represent the Company’s potential responsibility for such debt, if any. In most cases, the Company’s maximum potential responsibility for any portion of such debt, if any, is limited to either a specified maximum amount or an amount equal to its pro rata interest in the relevant unconsolidated joint venture, as further described below.
The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, many of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. The unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $858.8 million at February 28, 2009 and $871.3 million at November 30, 2008. The unconsolidated joint ventures are subject to various financial and non-financial covenants in conjunction with their debt, primarily related to fair value of collateral and minimum land purchase or sale requirements within a specified period. In a few instances, the financial covenants are based on the Company’s financial position. The inability of an unconsolidated joint venture to comply with its debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, as described below.

In certain instances, the Company and/or its partner(s) in an unconsolidated joint venture provide guarantees and indemnities to the unconsolidated joint venture’s lenders that may include one or more of the following: (a) a completion guaranty; (b) a loan-to-value maintenance guaranty; and/or (c) a carve-out guaranty. A completion guaranty refers to the actual physical completion of improvements for a project and/or the obligation to contribute equity to an unconsolidated joint venture to enable it to fund its completion obligations. A loan-to-value maintenance guaranty refers to the payment of funds to maintain the applicable loan balance at or below a specific percentage of the value of an unconsolidated joint venture’s secured collateral (generally land and improvements). A carve-out guaranty refers to the payment of (i) losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project, or (ii) outstanding principal and interest and certain other amounts owed to lenders upon the filing by an unconsolidated joint venture of a voluntary bankruptcy petition or the filing of an involuntary bankruptcy petition by creditors of the unconsolidated joint venture in which an unconsolidated joint venture or its partners collude or which the unconsolidated joint venture fails to contest.

In most cases, the Company’s maximum potential responsibility under these guarantees and indemnities is limited to either a specified maximum dollar amount or an amount equal to its pro rata interest in the relevant unconsolidated joint venture. In a few cases, the Company has entered into agreements with its unconsolidated joint venture partners to be reimbursed or indemnified with respect to the guarantees the Company has provided to an unconsolidated joint venture’s lenders for any amounts the Company may pay pursuant to such guarantees above its pro rata interest in the unconsolidated joint venture. If the Company’s unconsolidated joint venture partners are unable to fulfill their reimbursement or indemnity obligations, or otherwise fail to do so, the Company could incur more than its allocable share under the relevant guaranty. Should there be indications that advances (if made) will not be voluntarily repaid by an unconsolidated joint venture partner under any such reimbursement arrangements, the Company vigorously pursues all rights and remedies available to it under the applicable agreements, at law or in equity to enforce its rights.

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

At February 28, 2009, the Company’s potential responsibility under its loan-to-value maintenance guarantees totaled approximately $44.3 million, if any liability were determined to be due thereunder. This amount

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)

represents the Company’s maximum responsibility under such loan-to-value maintenance guarantees assuming the underlying collateral has no value and without regard to defenses that could be available to the Company against attempted enforcement of such guarantees.

Notwithstanding these potential responsibilities, at this time the Company does not believe that its exposure under its existing completion, loan-to-value and carve-out guarantees and indemnities related to unconsolidated joint venture debt is material to the Company’s consolidated financial position, results of operations or liquidity.

The lenders for two of the Company’s unconsolidated joint ventures have filed lawsuits against some of the unconsolidated joint ventures’ members, and certain of those members’ parent companies, seeking to recover damages under completion guarantees, among other claims. The Company and the other parent companies, together with the members, are defending the lawsuits in which they have been named. The Company does not believe that these lawsuits will have a material impact on the Company’s consolidated financial position or results of operations.

In addition to the above-described guarantees and indemnities, the Company has also provided a several guaranty to the lenders of one of the Company’s unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. The Company’s potential responsibility under this several guaranty fluctuates with the outstanding borrowings against the unconsolidated joint venture’s debt and with the Company’s and its partners’ respective land purchases from the unconsolidated joint venture. At February 28, 2009, this unconsolidated joint venture had total outstanding indebtedness of approximately $373.5 million and, if this guaranty were then enforced, the Company’s maximum potential responsibility under the guaranty would have been approximately $182.7 million, which amount does not account for any offsets or defenses that could be available to the Company. This unconsolidated joint venture has received notices from its lenders’ administrative agent alleging a number of defaults under its loan agreement. The Company is currently exploring resolutions with the lenders, the lenders’ administrative agent and the Company’s unconsolidated joint venture partners, but there is no assurance that the Company will reach a satisfactory resolution with all of the parties involved.

Certain of the Company’s other unconsolidated joint ventures operating in difficult market conditions are in default of their debt agreements with their lenders or are at risk of defaulting. In addition, certain of the Company’s unconsolidated joint venture partners have curtailed funding of their allocable joint venture obligations. The Company is carefully managing its investments in these particular unconsolidated joint ventures and is working with the relevant lenders and unconsolidated joint venture partners to reach satisfactory resolutions. In some instances, the Company may decide to opportunistically purchase its partners’ interests and would consolidate the joint venture, which would result in an increase in mortgages and notes payable on the Company’s consolidated balance sheets. However, such purchases may not resolve a claimed default by the joint venture under its debt agreements. Additionally, the Company may seek new equity partners to participate in its unconsolidated joint ventures or, based on market conditions and other strategic considerations, may decide to withdraw from an unconsolidated joint venture and allow the unconsolidated joint venture’s lenders to exercise their remedies with respect to the underlying collateral (subject to any relevant defenses available to the Company). Based on the terms and amounts of the debt involved for these particular unconsolidated joint ventures and the terms of the applicable joint venture operating agreements, the Company does not believe that its exposure related to any defaults by or with respect to these particular unconsolidated joint ventures is material to the Company’s consolidated financial position, results of operations or liquidity.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Mortgages and Notes Payable

Mortgages and notes payable consisted of the following (in thousands):

	February 28,	November 30,
	2009	2008
Mortgages and land contracts due to land sellers and other loans	$92,594	$96,368
Senior subordinated notes due December 15, 2008 at 8 5/8%	—	200,000
Senior notes due 2011 at 6 3/8%	349,001	348,908
Senior notes due 2014 at 5 3/4%	249,259	249,227
Senior notes due 2015 at 5 7/8%	298,737	298,692
Senior notes due 2015 at 6 1/4%	449,664	449,653
Senior notes due 2018 at 7 1/4%	298,713	298,689

Total	$1,737,968	$1,941,537

The Company has an unsecured revolving credit facility (the “Credit Facility”) with a syndicate of lenders that matures in November 2010. Interest on the Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. At February 28, 2009, the Company had no cash borrowings outstanding and $208.8 million in letters of credit outstanding under the Credit Facility. The aggregate commitment under the Credit Facility will be permanently reduced from $800.0 million to $650.0 million in the second quarter of 2009 because the Company’s consolidated tangible net worth was below $800.0 million at February 28, 2009. Under the terms of the Credit Facility, the Company is required, among other things, to maintain a minimum consolidated tangible net worth and certain financial statement ratios, and is subject to limitations on acquisitions, inventories and indebtedness.

On December 15, 2008, the Company repaid $200.0 million of 8 5/8% senior subordinated notes (the $200 Million Senior Subordinated Notes”) which matured on that date.

The Company’s indenture governing its senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the senior notes indenture contains certain restrictive covenants that, among other things, limit the Company’s ability to incur secured indebtedness; engage in sale-leaseback transactions involving property or assets above a certain specified value; or engage in mergers, consolidations, or sales of assets.

As of February 28, 2009, the Company was in compliance with the applicable terms of all of its covenants under its Credit Facility and senior notes indenture. However, the Company’s ability to continue to borrow funds depends in part on its ability to remain in such compliance. The Company’s inability to do so could make it more difficult and expensive to maintain its current level of external debt financing or to obtain additional financing.

11.	Commitments and Contingencies

The Company provides a limited warranty on all of its homes. The specific terms and conditions of warranties vary depending upon the market in which the Company does business. The Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. The Company’s primary assumption in estimating the amounts it accrues for warranty costs is that historical claims experience is a strong indicator of future claims experience. The Company periodically assesses the adequacy of its recorded warranty liabilities, which are included in accrued expenses and other liabilities in the consolidated balance sheets, and adjusts the amounts as necessary based on its assessment.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Commitments and Contingencies (continued)

The changes in the Company’s warranty liability are as follows (in thousands):

	Three Months Ended
	February 28,	February 29,
	2009	2008
Balance at beginning of period	$145,369	$151,525

Warranties issued	1,993	6,934

Payments and adjustments	(5,138)	(7,542)

Balance at end of period	$142,224	$150,917

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

The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above its coverage limits or not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $105.7 million at February 28, 2009 and $101.5 million at November 30, 2008. These amounts are included in accrued expenses and other liabilities in the consolidated balance sheets.

The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with community improvements such as roads, sewers and water. At February 28, 2009, the Company had $706.8 million of performance bonds and $208.8 million of letters of credit outstanding. In the event any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. At this time, the Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis.

Borrowings outstanding, if any, and letters of credit issued under the Company’s Credit Facility are guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”).

In the ordinary course of its business, the Company enters into land option contracts to procure land for the construction of homes. At February 28, 2009, the Company had total deposits of $45.6 million, comprised of cash deposits of $27.7 million and letters of credit of $17.9 million, to purchase land with a total remaining purchase price of $503.5 million. The Company’s land option contracts generally do not contain provisions requiring the Company’s specific performance.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Legal Matters

Derivative Litigation and Related Proceedings

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

On December 9, 2008, the Company entered into a global settlement agreement with the plaintiffs in both the federal court and state court actions. On February 9, 2009, the United States District Court issued an order approving the settlement agreement and dismissing the federal lawsuits. On March 9, 2009, the Los Angeles County Superior Court similarly issued an order dismissing the state lawsuits. As part of the global settlement, the Company resolved all outstanding issues between it and its former chairman and chief executive officer. This resolution included, among other things, a payment of $8.5 million from the former chairman and chief executive officer to the Company. This payment is reflected in the Company’s consolidated statement of operations for the first quarter of 2009, and was partially offset by legal and other expenses incurred during the quarter in connection with the settlement.

ERISA Litigation

On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against the Company, its directors, and certain of its current and former officers. After the court allowed leave to file an amended complaint, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of the Company who participated in the KB Home 401(k) Savings Plan (the “Plan”). Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the Plan about alleged prior stock option backdating practices of the Company and by failing to remove the Company’s stock as an investment option under the Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their Plan accounts than they would have earned but for defendants’ alleged breach of duties. Plaintiffs seek unspecified money damages and injunctive and other equitable relief.

On November 24, 2008, the court approved a stipulation to stay all discovery and other proceedings in order to allow the parties time to attempt to settle the claims through mediation. A mediation session was held on January 27, 2009, but a settlement has not been reached. The court has tentatively scheduled the trial to begin on November 9, 2010. Plaintiffs have served discovery requests on the Company, the other defendants and several third parties. The Company has also served the plaintiffs with discovery requests. While the Company believes it has strong defenses to the ERISA claims, it has not concluded whether an unfavorable outcome is likely to be material to its consolidated financial position or results of operations.

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Stockholders’ Equity

On January 22, 2009, the Company adopted an amendment to a Rights Agreement between the Company and ChaseMellon Shareholder Services L.L.C., as rights agent, dated February 4, 1999 (the “1999 Rights Agreement”). The amendment to the 1999 Rights Agreement was designed to preserve the value of certain of the Company’s deferred tax assets. Under the 1999 Rights Agreement as amended, under certain circumstances, each preferred share purchase right that was issued pursuant to the 1999 Rights Agreement as a dividend on March 5, 1999 entitled the holder to purchase 1/100th of a share of the Company’s Series A Participating Cumulative Preferred Stock at an exercise price of $85.00, subject to adjustment. The terms relating to the exercise and redemption of these rights is described in the Company’s Annual Report on Form 10-K for the year ended November 30, 2008. These rights expired on March 5, 2009.

On January 22, 2009, the Company also adopted a Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent, dated as of that date (the “2009 Rights Agreement”), and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock that was payable to stockholders of record as of the close of business on March 5, 2009. Subject to the terms, provisions and conditions of the 2009 Rights Agreement, if these rights become exercisable, each right would initially represent the right to purchase from the Company 1/100th of a share of its Series A Participating Cumulative Preferred Stock for a purchase price of $85.00 (the “Purchase Price”). If issued, each fractional share of preferred stock would generally give a stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder, including without limitation any dividend, voting or liquidation rights. The rights will not be exercisable until the earlier of (i) ten calendar days after a public announcement by the Company that a person or group has become an Acquiring Person (as that term is defined under the 2009 Rights Agreement) and (ii) ten business days after the commencement of a tender or exchange offer by a person or group if upon consummation of the offer the person or group would beneficially own 4.9% or more of the Company’s outstanding common stock.

Until these rights become exercisable (the “Distribution Date”), common stock certificates will evidence the rights and may contain a notation to that effect. Any transfer of shares of the Company’s common stock prior to the Distribution Date will constitute a transfer of the associated rights. After the Distribution Date, the rights may be transferred other than in connection with the transfer of the underlying shares of the Company’s common stock. If there is an Acquiring Person on the Distribution Date or a person or group becomes an Acquiring Person after the Distribution Date, each holder of a right, other than rights that are or were beneficially owned by an Acquiring Person, which will be void, will thereafter have the right to receive upon exercise of a right and payment of the Purchase Price, that number of shares of the Company’s common stock having a market value of two times the Purchase Price. After the later of the Distribution Date and the time the Company publicly announces that an Acquiring Person has become such, the Company’s board of directors may exchange the rights, other than rights that are or were beneficially owned by an Acquiring Person, which will be void, in whole or in part, at an exchange ratio of one share of common stock per right, subject to adjustment.

At any time prior to the later of the Distribution Date and the time the Company publicly announces that an Acquiring Person becomes such, the Company’s board of directors may redeem all of the then-outstanding rights in whole, but not in part, at a price of $0.001 per right, subject to adjustment (the “Redemption Price”). The redemption will be effective immediately upon the board of directors’ action, unless the action provides that such redemption will be effective at a subsequent time or upon the occurrence or nonoccurrence of one or more specified events, in which case the redemption will be effective in accordance with the provisions of the action. Immediately upon the effectiveness of the redemption of the rights, the right to exercise the rights will terminate and the only right of the holders of rights will be to receive the Redemption Price, with interest thereon. With the approval of the 2009 Rights Agreement by the Company’s stockholders at the Company’s 2009 Annual Meeting of Stockholders on April 2, 2009, the rights issued pursuant to the 2009 Rights Agreement will expire on the earliest of (a) the close of business on March 5, 2019, (b) the time at which the rights are redeemed, (c) the time at which the rights are exchanged, (d) the time at which the Company’s board of directors determines that a related provision in the Company’s Restated Certificate of Incorporation is no longer necessary, and (e) the close of business on the first day of a taxable year of the Company to which the Company’s board of directors determines that no tax benefits may be carried forward.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Stockholders’ Equity (continued)

As of February 28, 2009, the Company was authorized to repurchase four million shares under a board-approved stock repurchase program. The Company did not repurchase any of its common stock under this program in the first quarter of 2009. The Company acquired $.6 million of common stock in the first quarter of 2009, which were previously issued shares delivered to the Company by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the share repurchase program.

On February 9, 2009, in connection with the settlement of the derivative litigation described above in Note 12. Legal Matters in the Notes to Consolidated Financial Statements in this Form 10-Q, the Company’s former chairman and chief executive officer relinquished 1,379,594 shares of restricted stock to the Company. These shares were transferred to the Company and are reflected as treasury stock.

During the quarter ended February 28, 2009, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 19, 2009 to stockholders of record on February 5, 2009.

14.	Recent Accounting Pronouncements

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 160 on its consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS No. 163”). SFAS No. 163 clarifies how Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises” applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 163 on its consolidated financial position and results of operations.

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

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP No. FAS 140-4 and FIN 46(R)-8”). FSP No. FAS 140-4 and FIN 46(R)-8 amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46(R), to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIEs. FSP No. FAS 140-4 and FIN 46(R)-8 is related to disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.

15.	Income Taxes

The Company’s income tax benefit totaled $1.5 million for the three months ended February 28, 2009, compared to income tax expense of $.3 million for the three months ended February 29, 2008. The Company’s effective income tax benefit rate was 2.5% in the first quarter of 2009 compared to an effective income tax expense rate of .1% for the first quarter of 2008. The difference in the Company’s effective tax rate for the three months ended February 28, 2009 compared to the year-earlier quarter resulted primarily from the reversal of a $1.8 million liability for unrecognized tax benefits based on the current status of federal and state audits.

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. To the extent the Company generates taxable income in the future to utilize these tax benefits, the Company would expect to reverse the valuation allowance and decrease its effective tax rate on future income. However, to the extent the Company generates future operating losses, it would be required to increase the valuation allowance on its net deferred tax assets and its income tax provision would be adversely affected. During the three months ended February 28, 2009, the Company recorded a valuation allowance of $22.7 million against the net deferred tax assets generated from the net loss during the period. During the three months ended February 29, 2008, the Company recorded a similar valuation allowance of $100.0 million against net deferred tax assets. The Company’s net deferred tax assets totaled $1.1 million at both February 28, 2009 and November 30, 2008. The deferred tax asset valuation allowance increased to $879.8 million at February 28, 2009 from $878.8 million at November 30, 2008. This increase reflected the net impact of the $22.7 million valuation allowance recorded during the quarter, offset by a reduction of deferred tax assets due to the forfeiture of certain equity-based awards.

During the first quarter of 2009, the Company had $3.3 million of additions and $5.1 million of reductions to the its total unrecognized tax benefits as a result of the current status of federal and state audits. The total amount of unrecognized tax benefits, including interest and penalties, was $24.3 million as of February 28, 2009. The Company does not anticipate that total unrecognized tax benefits will significantly increase or decrease during the twelve months from this reporting date.

The benefits of the Company’s net operating losses, built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on an analysis performed under Section 382, as of February 28, 2009, the Company does not believe it has experienced a change in ownership as defined by Section 382 and, therefore, the net operating losses, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16. Supplemental Disclosure to Consolidated Statements of Cash Flows
     The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended
	February 28, 2009	February 29, 2008
Summary of cash and cash equivalents:
Homebuilding	$1,020,911	$1,316,949
Financial services	6,333	11,623

Total	$1,027,244	$1,328,572

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$42,263	$35,940
Income taxes refunded	(231,150)	(105,885)

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$5,069	$—
Decrease in consolidated inventories not owned	(7,902)	(84,905)

17.	Supplemental Guarantor Information

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17. Supplemental Guarantor Information (continued)
Condensed Consolidating Statements of Operations
Three Months Ended February 28, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$253,831	$53,530	$—	$307,361

Homebuilding:
Revenues	$—	$253,831	$51,910	$—	$305,741
Construction and land costs	—	(239,783)	(51,175)	—	(290,958)
Selling, general and administrative expenses	(9,324)	(39,400)	(12,451)	—	(61,175)

Operating loss	(9,324)	(25,352)	(11,716)	—	(46,392)
Interest income	2,993	176	344	—	3,513
Interest expense, net of amounts capitalized	9,127	(17,647)	(132)	—	(8,652)
Equity in loss of unconsolidated joint ventures	—	(7,470)	(2,272)	—	(9,742)

Homebuilding pretax income (loss)	2,796	(50,293)	(13,776)	—	(61,273)

Financial services pretax income	—	—	1,701	—	1,701

Total pretax income (loss)	2,796	(50,293)	(12,075)	—	(59,572)
Income tax benefit (expense)	(100)	1,200	400	—	1,500
Equity in net loss of subsidiaries	(60,768)	—	—	60,768	—

Net loss	$(58,072)	$(49,093)	$(11,675)	$60,768	$(58,072)

Condensed Consolidating Statements of Operations
Three Months Ended February 29, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Revenues	$—	$626,450	$167,774	$—	$794,224

Homebuilding:
Revenues	$—	$626,450	$164,858	$—	$791,308
Construction and land costs	—	(685,882)	(226,759)	—	(912,641)
Selling, general and administrative expenses	(14,693)	(74,230)	(38,715)	—	(127,638)

Operating loss	(14,693)	(133,662)	(100,616)	—	(248,971)
Interest income	11,882	1,073	77	—	13,032
Interest expense, net of amounts capitalized	18,226	(8,679)	(9,547)	—	—
Equity in loss of unconsolidated joint ventures	—	(2,566)	(37,312)	—	(39,878)

Homebuilding pretax income (loss)	15,415	(143,834)	(147,398)	—	(275,817)

Financial services pretax income	—	—	7,945	—	7,945

Total pretax income (loss)	15,415	(143,834)	(139,453)	—	(267,872)
Income tax expense	—	(150)	(150)	—	(300)
Equity in net loss of subsidiaries	(283,587)	—	—	283,587	—

Net loss	$(268,172)	$(143,984)	$(139,603)	$283,587	$(268,172)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17. Supplemental Guarantor Information (continued)
Condensed Consolidating Balance Sheets
February 28, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$883,285	$19,380	$118,246	$—	$1,020,911
Restricted cash	111,208	—	—	—	111,208
Receivables	16,151	127,118	17,762	—	161,031
Inventories	—	1,761,212	260,553	—	2,021,765
Investments in unconsolidated joint ventures	—	174,993	—	—	174,993
Other assets	79,471	14,056	2,055	—	95,582

	1,090,115	2,096,759	398,616	—	3,585,490

Financial services	—	—	52,531	—	52,531
Investments in subsidiaries	(9,589)	—	—	9,589	—

Total assets	$1,080,526	$2,096,759	$451,147	$9,589	$3,638,021

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$148,824	$779,367	$195,360	$—	$1,123,551
Mortgages and notes payable	1,645,374	92,594	—	—	1,737,968

	1,794,198	871,961	195,360	—	2,861,519

Financial services	—	—	8,841	—	8,841
Intercompany	(1,481,333)	1,274,672	206,661	—	—
Stockholders’ equity	767,661	(49,874)	40,285	9,589	767,661

Total liabilities and stockholders’ equity	$1,080,526	$2,096,759	$451,147	$9,589	$3,638,021

November 30, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$987,057	$25,067	$123,275	$—	$1,135,399
Restricted cash	115,404	—	—	—	115,404
Receivables	218,600	126,713	12,406	—	357,719
Inventories	—	1,748,526	358,190	—	2,106,716
Investments in unconsolidated joint ventures	—	176,290	1,359	—	177,649
Other assets	83,028	13,954	2,279	—	99,261

	1,404,089	2,090,550	497,509	—	3,992,148

Financial services	—	—	52,152	—	52,152
Investments in subsidiaries	51,848	—	—	(51,848)	—

Total assets	$1,455,937	$2,090,550	$549,661	$(51,848)	$4,044,300

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$190,455	$786,717	$285,519	$—	$1,262,691
Mortgages and notes payable	1,845,169	96,368	—	—	1,941,537

	2,035,624	883,085	285,519	—	3,204,228

Financial services	—	—	9,467	—	9,467
Intercompany	(1,410,292)	1,207,465	202,827	—	—
Stockholders’ equity	830,605	—	51,848	(51,848)	830,605

Total liabilities and stockholders’ equity	$1,455,937	$2,090,550	$549,661	$(51,848)	$4,044,300

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17. Supplemental Guarantor Information (continued)
Condensed Consolidating Statements of Cash Flows
Three Months Ended February 28, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net loss	$(58,072)	$(49,093)	$(11,675)	$60,768	$(58,072)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	20,885	3,785	—	24,670
Changes in assets and liabilities:
Receivables	202,449	(405)	(4,595)	—	197,449
Inventories	—	(36,367)	93,815	—	57,448
Accounts payable, accrued expenses and other liabilities	(42,783)	515	(90,748)	—	(133,016)
Other, net	4,619	8,913	1,508	—	15,040

Net cash provided (used) by operating activities	106,213	(55,552)	(7,910)	60,768	103,519

Cash flows from investing activities:
Change in restricted cash	4,196	—	—	—	4,196
Investments in unconsolidated joint ventures	—	(6,838)	(910)	—	(7,748)
Sales (purchases) of property and equipment, net	—	(885)	64	—	(821)

Net cash provided (used) by investing activities	4,196	(7,723)	(846)	—	(4,373)

Cash flows from financing activities:
Repayment of senior subordinated notes	(200,000)	—	—	—	(200,000)
Payments on mortgages, land contracts and other loans	—	(8,843)	—	—	(8,843)
Issuance of common stock under employee stock plans	795	—	—	—	795
Payments of cash dividends	(4,756)	—	—	—	(4,756)
Repurchases of common stock	(616)	—	—	—	(616)
Intercompany	18,777	66,431	(24,440)	(60,768)	—

Net cash provided (used) by financing activities	(185,800)	57,588	(24,440)	(60,768)	(213,420)

Net decrease in cash and cash equivalents	(75,391)	(5,687)	(33,196)	—	(114,274)
Cash and cash equivalents at beginning of period	987,057	25,067	129,394	—	1,141,518

Cash and cash equivalents at end of period	$911,666	$19,380	$96,198	$—	$1,027,244

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17. Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Cash Flows
Three Months Ended February 29, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net loss	$(268,172)	$(143,984)	$(139,603)	$283,587	$(268,172)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	110,605	76,970	—	187,575
Changes in assets and liabilities:
Receivables	103,508	5,793	(16,716)	—	92,585
Inventories	—	160,896	25,136	—	186,032
Accounts payable, accrued expenses and other liabilities	(50,773)	(150,469)	(27,727)	—	(228,969)
Other, net	7,562	4,075	41,658	—	53,295

Net cash provided (used) by operating activities	(207,875)	(13,084)	(40,282)	283,587	22,346

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(9,887)	(14,562)	—	(24,449)
Sales (purchases) of property and equipment, net	6,069	(710)	17	—	5,376

Net cash provided (used) by investing activities	6,069	(10,597)	(14,545)	—	(19,073)

Cash flows from financing activities:
Payments on mortgages, land contracts and other loans	—	(353)	—	—	(353)
Issuance of common stock under employee stock plans	1,822	—	—	—	1,822
Payments of cash dividends	(19,355)	—	—	—	(19,355)
Repurchases of common stock	(557)	—	—	—	(557)
Intercompany	302,057	(25,676)	7,206	(283,587)	—

Net cash provided (used) by financing activities	283,967	(26,029)	7,206	(283,587)	(18,443)

Net increase (decrease) in cash and cash equivalents	82,161	(49,710)	(47,621)	—	(15,170)
Cash and cash equivalents at beginning of period	1,104,429	71,519	167,794	—	1,343,742

Cash and cash equivalents at end of period	$1,186,590	$21,809	$120,173	$—	$1,328,572

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding operations and our financial services operations. The following table presents a summary of our results for the three months ended February 28, 2009 and February 29, 2008 (in thousands, except per share amounts):

	Three Months Ended
	February 28,	February 29,
	2009	2008
Revenues:
Homebuilding	$305,741	$791,308
Financial services	1,620	2,916

Total	$307,361	$794,224

Pretax income (loss):
Homebuilding	$(61,273)	$(275,817)
Financial services	1,701	7,945

Total pretax loss	(59,572)	(267,872)
Income tax benefit (expense)	1,500	(300)

Net loss	$(58,072)	$(268,172)

Basic and diluted loss per share	$(.75)	$(3.47)

Throughout our first quarter ended February 28, 2009, housing market conditions were extremely challenging. An oversupply of new and resale homes, rising foreclosure activity, tightened lending standards and deteriorating consumer confidence together heightened competition for home sales and intensified downward pressure on selling prices and land values. These conditions, which have persisted to varying degrees since 2006, were exacerbated in the first quarter by a contracting economy and rising unemployment. Our results for the period reflect the difficult operating environment, but they also demonstrate the progress we have made on our three primary operating goals: preserving a strong cash position and balance sheet; restoring our homebuilding operations to profitability; and positioning our business to capitalize on a housing market recovery when it occurs.
Our first quarter results also reflected the strategic actions we have taken over the past several quarters to reduce our inventory levels and the number of active communities we operate. We have made these reductions in each of our homebuilding segments to align our business operations with the significantly reduced home sales activity we have experienced relative to peak levels of a few years ago, and with our expectations for lower future sales. In the first quarter of 2009, we operated 46% fewer active communities than in the year-earlier quarter. “Active communities” are those that deliver five or more homes in a particular reporting period. Our inventory balance of $2.02 billion at February 28, 2009 was 29% lower than the $2.85 billion balance at February 29, 2008, reflecting the impact of various operational consolidations, market exits and land sales we made between the periods. These strategic inventory and community count reductions contributed to year-over-year decreases in the number of homes we delivered and in the revenues we generated during the first quarter of 2009. Our revenues also decreased due to targeted price reductions we implemented in response to intense competition and our ongoing roll-out of product at lower price points. Looking forward, we anticipate that continued difficult market conditions and our business strategies will result in our reporting fewer homes delivered and lower revenues on a year-over-year basis through the remainder of our 2009 fiscal year.
Our total revenues of $307.4 million for the quarter ended February 28, 2009 decreased 61% from $794.2 million for the year-earlier quarter, primarily due to a decline in our housing revenues. First-quarter housing revenues of $304.4 million declined 58% from $726.7 million in the first quarter of 2008, reflecting a 51% decrease in homes delivered and a 15% decrease in the average selling price. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. We delivered 1,445 homes at an average selling price of $210,700 in the first quarter of 2009, compared with 2,928 homes at an average selling price of $248,200 in the year-earlier quarter.
The number of homes we delivered declined in the first quarter of 2009 largely due to the 46% reduction in the number of active communities we operated. We have reduced our overall community count over the past several quarters, primarily by exiting underperforming markets, operating fewer communities in weaker markets and curtailing land acquisitions and development activities. An ongoing, strategic product transition also lowered our year-over-year active community count in the first quarter as implementing the transition temporarily curbed deliveries in some communities. Included in our total revenues were financial services revenues of $1.6 million in the three months ended February 28, 2009 and $2.9 million in the three months ended February 29, 2008. Financial services revenues decreased in the first quarter of 2009 mainly due to the reduction in the number of homes we delivered in the period compared to a year ago, which reduced the title and insurance services generated by our financial services segment.
We reported a net loss of $58.1 million, or $.75 per diluted share, in the first quarter of 2009, compared to a net loss of $268.2 million, or $3.47 per diluted share, in the first quarter of 2008. The improvement in our reported net loss largely reflects a substantial reduction in charges for asset impairments and inventory abandonments, as well as lower selling, general and administrative expenses. Our net loss for the quarter ended February 28, 2009 included pretax, noncash charges of $32.3 million for asset impairments and land option contract abandonments. In the year-earlier quarter, our net loss included $223.9 million of similar charges. Our selling, general and administrative expenses in the first quarter of 2009 decreased 52% to $61.2 million, down from $127.6 million in the year-earlier period, primarily due to actions we have taken over the past several quarters to reduce our overhead costs.
We generated $103.5 million of positive cash flow from operating activities in the first quarter of 2009. We ended the quarter with $1.13 billion of cash and cash equivalents and restricted cash, down $118.7 million from year-end 2008. Our debt balance at February 28, 2009 was $1.74 billion, down $203.6 million from year-end 2008 mainly due to the maturity of our $200 Million Senior Subordinated Notes on December 15, 2008.
Our company-wide backlog at February 28, 2009 was comprised of 2,651 homes, representing projected future housing revenues of approximately $559.8 million. These backlog measures decreased 45% and 55%, respectively, from 4,843 homes, representing approximately $1.23 billion in projected future housing revenues, at February 29, 2008. Our lower backlog at the end of the first quarter of 2009 reflected reduced inventory levels, a reduced active community count, the impact of lower year-over-year net order comparisons in the latter half of 2008, and lower average selling prices. Our net orders in the first quarter of 2009 increased on a year-over-year basis for the first time in 13 quarters. Our homebuilding operations generated 1,827 net orders in the period, up 26% from the first quarter of 2008, in part due to the continuing roll-out of our new The Open Series™ product line. This new line of homes is designed to offer our core homebuyers greater value given today’s markets. These homes provide homebuyers with a variety of flexible floor plan options and a broad array of design choices, with prices that are more affordable than the product being replaced. At the same time, our engineering of The Open Series has made these homes more cost-effective for us to build than the product it is replacing. Our first-quarter net orders also increased because of an improvement in our cancellation rate relative to gross orders. As a percentage of gross orders, our first-quarter cancellation rate was 28%, compared to 46% in the fourth quarter of 2008 and 53% in the first quarter of 2008. Our cancellation rates against gross orders improved in each of our homebuilding segments in the first quarter of 2009. As a percentage of beginning backlog, the cancellation rate was 31% in the first quarter of 2009, 23% in the fourth quarter of 2008 and 26% in the first quarter of 2008.
HOMEBUILDING
We have grouped our homebuilding activities into four reportable segments, which we refer to as West Coast, Southwest, Central and Southeast. As of February 28, 2009, our reportable homebuilding segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, North Carolina and South Carolina.

The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended
	February 28,	February 29,
	2009	2008
Revenues:
Housing	$304,454	$726,714
Land	1,287	64,594

Total	305,741	791,308

Costs and expenses:
Construction and land costs
Housing	289,423	771,993
Land	1,535	140,648

Total	290,958	912,641
Selling, general and administrative expenses	61,175	127,638

Total	352,133	1,040,279

Operating loss	$(46,392)	$(248,971)

Homes delivered	1,445	2,928
Average selling price	$210,700	$248,200
Housing gross margin	4.9%	-6.2%

Selling, general and administrative expenses as a percent of housing revenues	20.1%	17.6%

Operating loss as a percent of homebuilding revenues	-15.2%	-31.5%
The following tables present homes delivered, net orders, cancellation rates (based on gross orders) and ending backlog by reporting segment and with respect to our unconsolidated joint ventures for the three-month periods ended February 28, 2009 and February 29, 2008:

	Homes Delivered		Net Orders		Cancellation Rates
Segment	2009	2008	2009	2008	2009	2008
West Coast	351	614	459	539	26%	41%

Southwest	267	740	222	186	27	56

Central	447	899	622	231	29	70

Southeast	380	675	524	493	28	50

Total	1,445	2,928	1,827	1,449	28%	53%

Unconsolidated joint ventures	23	75	28	48	48%	45%

			Backlog – Value
	Backlog – Homes		(In Thousands)
Segment	2009	2008	2009	2008
West Coast	689	1,115	$214,997	$438,505

Southwest	303	752	57,169	179,114

Central	892	1,343	153,538	236,725

Southeast	767	1,633	134,135	376,872

Total	2,651	4,843	$559,839	$1,231,216

Unconsolidated joint ventures	76	182	$30,180	$77,196

Revenues. Homebuilding revenues decreased by $485.6 million, or 61%, to $305.7 million in the quarter ended February 28, 2009 from $791.3 million in the year-earlier quarter due to decreases in housing and land sale revenues. Housing revenues of $304.4 million for the quarter ended February 28, 2009 decreased $422.3 million, or 58%, from $726.7 million in the year-earlier quarter, due to a 51% decrease in homes delivered and a 15% decline in the average selling price. We delivered 1,445 homes in the first quarter of 2009, down from 2,928 homes delivered in the year-earlier quarter, largely due to a 46% reduction in our active community count. We have strategically reduced our community count over the past several quarters in line with diminished housing market activity stemming from the persistent housing market downturn. We expect our lower active community count to reduce the number of homes we deliver and the amount of revenues we generate from our housing operations on a year-over-year basis for the remainder of our 2009 fiscal year.
Our overall average selling price decreased to $210,700 in the first quarter of 2009 from $248,200 in the year-earlier quarter. Year-over-year, average selling prices declined 21% in our West Coast segment, 19% in our Southwest segment, and 24% in our Southeast segment due to downward pricing pressures. These pressures included, to varying degrees, difficult market conditions, intense competition from homebuilders and sellers of existing and foreclosed homes, and our roll-out of value-engineered product at lower price points to meet consumer demand for more affordable homes. Our average selling price increased 3% in the Central segment, primarily due to changes in product mix. We expect our overall average selling price to decrease further in 2009 as fierce price competition and foreclosure activity is likely to persist, and we continue the roll out of the new product line at lower price points.
Revenues from land sales totaled $1.3 million in the quarter ended February 28, 2009 and $64.6 million in the year-earlier quarter. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions. Land sale revenues decreased in the first quarter of 2009 compared to the first quarter of 2008 as we sold a greater volume of land in the year-earlier period that no longer fit our marketing strategy, rather than hold it for future development.
Operating Loss. Our homebuilding business generated operating losses of $46.4 million for the three months ended February 28, 2009 and $249.0 million for the three months ended February 29, 2008 mainly due to losses from housing operations. Our homebuilding operating losses represented negative 15.2% of homebuilding revenues in the first quarter of 2009 and negative 31.5% of homebuilding revenues in the first quarter of 2008. The homebuilding operating loss decreased on a percentage basis in the three months ended February 28, 2009 compared to the year-earlier quarter due to improvement in our housing gross margin, partly offset by an increase in our selling, general and administrative expenses as a percent of revenues.
Within housing operations, our first quarter 2009 operating loss decreased from the year-earlier quarter, largely due to lower pretax, noncash charges for inventory impairments and land option contract abandonments and lower selling, general and administrative expenses. Inventory impairment and land option contract abandonment charges totaled $24.7 million in the first quarter of 2009, down from $110.3 million in the first quarter of 2008. Of the inventory-related charges recorded in the 2009 first quarter, 30% were associated with our West Coast segment, 48% related to the Southwest segment and 22% related to the Southeast segment. Our Central segment had no inventory-related charges in the quarter.

The inventory impairments we recorded in the first quarters of 2009 and 2008 reflected declining asset values in certain markets due to the difficult conditions in both periods, including a persistent oversupply of new and resale homes, rising foreclosure activity, heightened competition for sales, reduced affordability relative to consumer income levels, turmoil in the consumer mortgage lending and other credit markets, and deteriorating consumer confidence. Land option contract abandonments reflected our termination of land option contracts on projects that no longer met our investment standards. Our housing gross margin, including inventory-related noncash charges, improved 11.1 percentage points to positive 4.9% in the first quarter of 2009 from negative 6.2% in the year-earlier quarter. Excluding these inventory-related charges of $24.7 million in the first quarter of 2009 and $110.3 million in the first quarter of 2008, our first-quarter housing gross margin would have been positive 13.0% in 2009 and positive 9.0% in 2008. The improvement reflects the benefits our core homebuilding business has experienced from our initiatives to roll-out more cost-effective product, reduce direct construction costs and increase operating efficiencies, consistent with our KBnxt operational business model. To a lesser extent, our margins were favorably impacted by the inventory-related charges we took in prior quarters.
Our land sales generated a loss of $.2 million in the first quarter of 2009 compared to a loss of $76.1 million in the first quarter of 2008, which included pretax, noncash impairment charges of $77.2 million. There were no pretax, noncash impairment charges related to land sales in the first quarter of 2009.
As of February 28, 2009, the aggregate carrying value of inventory that had been impacted by pretax, noncash impairment charges was $939.9 million, representing 159 communities and various other land parcels. As of November 30, 2008, the aggregate carrying value of inventory that had been impacted by pretax, noncash impairment charges was $1.01 billion, representing 163 communities and various other land parcels.
Selling, general and administrative expenses in the first quarter of 2009 decreased by $66.4 million, or 52%, to $61.2 million from $127.6 million in the year-earlier quarter. The year-over-year decrease was driven by ongoing actions to calibrate our operations to the reduced volume of homes we are delivering compared to prior periods and our lower future sales expectations, which included reductions in marketing expenses, salaries and other payroll-related expenses, and compensation plan expenses. As a percent of housing revenues, selling, general and administrative expenses increased to 20.1% in the first quarter of 2009 from 17.6% in the first quarter of 2008, largely due to the substantial year-over-year decline in our housing revenues.
Interest Income. Interest income, which is generated from short-term investments and mortgages receivable, totaled $3.5 million in the first quarter of 2009 and $13.0 million in the first quarter of 2008. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates. Interest income decreased in the first quarter of 2009 compared to the year-earlier quarter, due to a decrease in the average balance of cash and cash equivalents we maintained and lower interest rates. The lower interest rates reflect in part the investment of the majority of cash and cash equivalents in money market accounts that are covered by the U.S. Treasury’s Temporary Guarantee Program and U.S. government securities.
Interest Expense, Net of Amounts Capitalized. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $8.7 million in the three months ended February 28, 2009. In the year-earlier quarter, all of our interest was capitalized and consequently, we had no interest expense, net of amounts capitalized. The percentage of interest capitalized decreased to 70% in the first quarter of 2009 from the year-earlier quarter because the amount of inventory qualifying for interest capitalization was below our debt level, reflecting the inventory reduction strategies we have implemented over the past several quarters, and our suspension of land development in certain communities. Gross interest incurred decreased to $29.3 million in the first quarter of 2009 from $38.5 million in the corresponding quarter of 2008 as a result of our lower debt level in 2009. We expect to incur interest expense, net of amounts capitalized, throughout 2009.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $9.7 million in the three months ended February 28, 2009 compared to $39.9 million in the three months ended February 29, 2008. Our equity in loss of unconsolidated joint ventures included noncash charges of $7.6 million in the first quarter of 2009 and $36.4 million in the first quarter of 2008 to recognize the impairment of certain unconsolidated joint venture investments. Our unconsolidated joint ventures posted combined revenues of $11.5 million in the first quarter of 2009 compared to $27.4 million in the year-earlier quarter primarily due to a decrease in homes delivered from unconsolidated joint ventures in 2009. Activities performed by our unconsolidated joint ventures generally include buying, developing and selling land, and, in some cases, constructing and delivering homes. Our unconsolidated joint ventures delivered 23 homes in the first three months of 2009 and 75 homes in the first three months of 2008. Unconsolidated joint ventures generated combined losses of $13.2 million in the first quarter of 2009 and $18.8 million in the corresponding quarter of 2008.
HOMEBUILDING SEGMENTS
The following table sets forth financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Three Months Ended
	February 28,	February 29,
	2009	2008
West Coast:
Revenues	$108,520	$241,076
Construction and land costs	(99,625)	(279,615)
Selling, general and administrative expenses	(16,162)	(28,780)

Operating loss	(7,267)	(67,319)
Other, net	(5,055)	(4,668)

Pretax loss	$(12,322)	$(71,987)

Southwest:
Revenues	$52,273	$241,847
Construction and land costs	(57,026)	(272,291)
Selling, general and administrative expenses	(7,146)	(21,653)

Operating loss	(11,899)	(52,097)
Other, net	(8,839)	(3,330)

Pretax loss	$(20,738)	$(55,427)

Central:
Revenues	$77,645	$151,889
Construction and land costs	(67,672)	(152,763)
Selling, general and administrative expenses	(12,855)	(26,374)

Operating loss	(2,882)	(27,248)
Other, net	(3,274)	(2,694)

Pretax loss	$(6,156)	$(29,942)

Southeast:
Revenues	$67,303	$156,496
Construction and land costs	(64,368)	(205,084)
Selling, general and administrative expenses	(11,949)	(30,913)

Operating loss	(9,014)	(79,501)
Other, net	(4,811)	(24,611)

Pretax loss	$(13,825)	$(104,112)

West Coast — Our West Coast segment generated total revenues of $108.5 million in the first quarter of 2009, down 55% from $241.1 million in the year-earlier quarter. All of the West Coast revenues in the first quarters of 2009 and 2008 were from housing operations. The year-over-year decrease in revenues was due to a 43% decrease in homes delivered and a 21% decline in the average selling price. Homes delivered fell to 351 in the first quarter of 2009 from 614 in the year-earlier quarter, largely due to a 34% decrease in the average number of active communities we operated. The average selling price decreased to $309,200 in the quarter ended February 28, 2009 from $392,600 in the year-earlier quarter, due to pricing pressures from highly competitive conditions and rising foreclosures, and our roll-out of value-engineered product at lower price points.

Our West Coast segment posted pretax losses of $12.3 million for the quarter ended February 28, 2009 and $72.0 million for the quarter ended February 29, 2008. Pretax results improved in the first quarter of 2009 compared to the year-earlier quarter largely due to lower inventory-related valuation charges. These charges totaled $7.3 million in the first quarter of 2009 and $52.1 million in the year-earlier quarter. As a percentage of revenues, inventory valuation charges were 7% in the first quarter of 2009 compared to 22% in the first quarter of 2008. The gross margin improved to positive 8.2% in the first quarter of 2009 from negative 16.0% in the first quarter of 2008, reflecting the lower level of inventory-related valuation charges, the roll-out of value-engineered product and the results of our efforts to reduce direct construction costs. Selling, general and administrative expenses decreased by $12.6 million, or 44%, to $16.2 million in the first quarter of 2009 from $28.8 million in the first quarter of 2008 as a result of operational consolidations, workforce reductions and other cost-savings initiatives. Other, net expenses included no unconsolidated joint venture impairment charges in the first quarter of 2009 and $8.1 million of such charges in the first quarter of 2008.
Southwest — Total revenues from our Southwest segment decreased 78% to $52.3 million in the first quarter of 2009 from $241.8 million in the year-earlier quarter, reflecting a decrease in housing and land sale revenues. In the first quarter of 2009, housing revenues decreased 71% to $52.3 million from $179.2 million in the year-earlier quarter due to a 64% decrease in homes delivered and a 19% decrease in the average selling price. We delivered 267 homes at an average selling price of $195,800 in the first quarter of 2009 compared to 740 homes at an average selling price of $242,100 in the year-earlier period. The year-over-year decrease in homes delivered was largely due to a 63% decrease in the number of active communities we operated. The decline in the average selling price reflected intense competitive conditions due to an oversupply of new and resale homes in the marketplace, rising foreclosures and lower demand, as well as our roll-out of value-engineered product at lower price points. There were no land sales in the Southwest segment in the first quarter of 2009. In the first quarter of 2008, land sale revenues totaled $62.6 million.
Our Southwest segment generated pretax losses of $20.7 million in the first quarter of 2009 and $55.4 million in the first quarter of 2008. The pretax loss narrowed in the first quarter of 2009 from the year-earlier quarter largely due to a decrease in inventory-related valuation charges. The gross margin was negative 9.1% in the first quarter of 2009 compared to negative 12.6% in the first quarter of 2008. Inventory-related valuation charges totaled $11.9 million in the first quarter of 2009 and $52.2 million in the year-earlier quarter. As a percentage of revenues, these charges were 23% in the first quarter of 2009 compared to 22% in the first quarter of 2008. Selling, general and administrative expenses decreased by $14.6 million, or 67%, to $7.1 million in the quarter ended February 28, 2009 from $21.7 million in the year-earlier quarter, mainly due to our actions to reduce overhead costs to align with the reduced level of homes we are delivering and our future sales expectations. Included in other, net expenses were unconsolidated joint venture impairment charges of $5.4 million in the first quarter of 2009 and $4.9 million in the first quarter of 2008.
Central — Our Central segment generated total revenues of $77.6 million for the three months ended February 28, 2009, down 49% from $151.9 million for the three months ended February 29, 2008, due to a decrease in housing revenues. Housing revenues decreased 49% to $77.5 million in the first quarter of 2009 from $151.3 million in the year-earlier quarter as a result of a 50% decrease in homes delivered, partly offset by a 3% increase in the average selling price. In the first quarter of 2009, we delivered 447 homes at an average selling price of $173,500 compared to 899 homes at an average selling price of $168,400 in the first quarter of 2008. The decrease in homes delivered reflected a 44% reduction in the number of active communities we operated. The higher average selling price was primarily due to a change in product mix. Land sale revenues totaled $.1 million in the first quarter of 2009 and $.5 million in the year-earlier quarter.
Our Central segment posted pretax losses of $6.2 million in the first quarter of 2009 and $29.9 million in the first quarter of 2008. The pretax loss for the first quarter of 2009 decreased from the year-earlier quarter primarily because there were no inventory- or joint venture-related valuation charges in the first quarter of 2009 compared to $17.8 million recorded in the first quarter of 2008. Also contributing to the improved results was a year-over-year decrease in selling, general and administrative expenses. The gross margin from our Central segment increased to positive 12.8% in the first quarter of 2009 from negative .6% in the first quarter of 2008 because there were no inventory-related charges in 2009. Selling, general and administrative expenses of $12.9 million in the first quarter of 2009 decreased by $13.5 million, or 51%, from $26.4 million in the first quarter of 2008 as a result of our efforts to calibrate our operations to the reduced level of housing activity. Other, net expenses included unconsolidated joint venture impairment charges of $.5 million in the first quarter of 2008.
Southeast —Total revenues from our Southeast segment decreased 57% to $67.3 million in the quarter ended February 28, 2009 from $156.5 million in the quarter ended February 29, 2008 mainly due to a decrease in housing revenues. Housing revenues declined 57% to $66.1 million in the first quarter of 2009 from $155.1 million in the year-earlier quarter due to a 44% decrease in homes delivered and a 24% decrease in the average selling price. Homes delivered decreased to 380 in the first quarter of 2009 from 675 in the year-earlier quarter largely due to a 44% decrease in the number of active communities we operated. The average selling price declined to $174,000 in the first quarter of 2009 from $229,800 in the year-earlier quarter due to pricing pressure resulting from highly competitive conditions and our roll-out of value-engineered product at lower price points. Land sale revenues from the Southeast segment totaled $1.2 million in the first quarter of 2009 and $1.4 million in the first quarter of 2008.
Pretax losses from our Southeast segment totaled $13.8 million in the three months ended February 28, 2009 and $104.1 million in the three months ended February 29, 2008. The loss in the first three months of 2009 decreased from the year-earlier quarter due to lower inventory- and joint venture-related valuation charges, an improved housing gross margin, and lower selling, general and administrative expenses. The gross margin improved to positive 4.4% in the first quarter of 2009 from negative 31.0% in the first quarter of 2008, reflecting lower inventory-related impairment charges and the Company’s efforts to reduce direct construction costs and increase operating efficiencies. Inventory impairment and land option contract abandonment charges totaled $5.5 million in the first quarter of 2009, down from $66.0 million in the year-earlier quarter. Selling, general and administrative expenses decreased by $19.0 million, or 61%, to $11.9 million in the first quarter of 2009 from $30.9 million in the first quarter of 2008 due to our actions to reduce our overhead to align with the lower volume of homes delivered. Included in other, net expenses were unconsolidated joint venture impairments of $2.2 million in the first quarter of 2009 and $22.8 million in the first quarter of 2008.
FINANCIAL SERVICES

Our financial services segment provides title and insurance services to our homebuyers. This segment also provides mortgage banking services to our homebuyers indirectly through Countrywide KB Home Loans. We and CWB Venture Management Corporation, a subsidiary of Bank of America, N.A., each have a 50% ownership interest in Countrywide KB Home Loans. Countrywide KB Home Loans is operated by our joint venture partner and is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.
The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Three Months Ended
	February 28,	February 29,
	2009	2008
Revenues	$1,620	$2,916
Expenses	(860)	(1,119)
Equity in income of unconsolidated joint venture	941	6,148

Pretax income	$1,701	$7,945

Total originations (a):
Loans	1,099	2,511
Principal	$205,011	$533,575
Retention rate	78%	79%

Loans sold to third parties (a):
Loans	1,112	3,564
Principal	$210,267	$766,174

(a)	Loan originations and sales occur within Countrywide KB Home Loans.

Revenues. Financial services revenues totaled $1.6 million for the three months ended February 28, 2009 and $2.9 million for the three months ended February 29, 2008, and included revenues from interest income, title services and insurance commissions. The year-over-year decrease in financial services revenues in the first quarter of 2009 resulted mainly from lower revenues from title and insurance services, reflecting fewer homes delivered from our homebuilding operations.
Expenses. General and administrative expenses totaled $.9 million in the first quarter of 2009 and $1.1 million in the first quarter of 2008. The decrease in general and administrative expenses was primarily due to actions we have taken to reduce overhead within our financial services segment to align with the lower level of revenues.
Equity in Income of Unconsolidated Joint Venture. The equity in income of unconsolidated joint venture of $.9 million in the first three months of 2009 and $6.1 million in the first three months of 2008 related to our 50% interest in Countrywide KB Home Loans. The decrease in unconsolidated joint venture income in the first quarter of 2009 compared to the year-earlier quarter was largely due to a 56% decline in the number of loans originated by Countrywide KB Home Loans, reflecting the lower volume of homes we delivered on a year-over-year basis, as well as a 12% year-over-year decrease in average loan size due to the generally lower average selling price of our homes. Countrywide KB Home Loans originated 1,099 loans in the first quarter of 2009 compared to 2,511 loans in the year-earlier quarter. Countrywide KB Home Loans’ retention rate (the percentage of our homebuyers using Countrywide KB Home Loans as a loan originator) was 78% for the three months ended February 28, 2009 and 79% for the three months ended February 29, 2008.
INCOME TAXES

Our income tax benefit totaled $1.5 million in the first quarter of 2009, compared to income tax expense of $.3 million in the first quarter of 2008. Our effective income tax benefit rate was 2.5% in the first quarter of 2009 compared to an effective income tax expense rate of .1% for the first quarter of 2008. The difference in our effective tax rate for the three months ended February 28, 2009 compared to the year-earlier quarter resulted primarily from the reversal of a $1.8 million liability for unrecognized tax benefits based on the current status of federal and state audits.
In accordance with SFAS No. 109, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. During the three months ended February 28, 2009, we recorded a valuation allowance of $22.7 million against the net deferred tax asset generated from our net loss during the period. During the three months ended February 29, 2008, we recorded a similar valuation allowance of $100.0 million against net deferred tax assets. Our net deferred tax assets totaled $1.1 million at both February 28, 2009 and November 30, 2008. The deferred tax asset valuation allowance increased to $879.8 million at February 28, 2009 from $878.8 million at November 30, 2008. This increase reflected the net impact of the $22.7 million valuation allowance recorded during the quarter, offset by a reduction of deferred tax assets due to the forfeiture of certain equity-based awards.
The benefits of our net operating losses, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on an analysis performed under Section 382, as of February 28, 2009, we do not believe that we have experienced a change in ownership as defined by Section 382 and, therefore, the net operating losses, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation.

Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing. We may also borrow funds from time to time under our Credit Facility.
In light of the prolonged downturn in the housing market, we remain focused on generating and preserving cash. We ended the first quarter of 2009 with $1.13 billion of cash and cash equivalents and restricted cash, and $1.74 billion of debt.
Capital Resources. At February 28, 2009, we had $1.74 billion of mortgages and notes payable outstanding compared to $1.94 billion outstanding at November 30, 2008. The decrease in our debt balance was mainly due to our repayment of the $200 Million Senior Subordinated Notes upon their December 15, 2008 maturity. Our next bond maturity does not occur until August 15, 2011, when $350.0 million of our 6 3/8% senior notes become due.
In managing our investments in unconsolidated joint ventures, we expect in some cases, as occurred in 2008, to opportunistically purchase our partners’ interests and consolidate certain of the joint ventures, which would result in an increase in the amount of mortgages and notes payable on our consolidated balance sheets. We do not believe that such consolidations should have a material effect on our consolidated financial position, our results of operations, our liquidity, or our ability to comply with the terms governing our Credit Facility or public debt.
Our financial leverage, as measured by the ratio of debt to total capital, was 69.4% at February 28, 2009 compared to 70.0% at November 30, 2008. Our ratio of net debt to net total capital at February 28, 2009 was 44.1%, compared to 45.4% at November 30, 2008. Net debt to net total capital is calculated by dividing mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, by net total capital (mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, plus stockholders’ equity). We believe the ratio of net debt to net total capital is useful in understanding the leverage employed in our operations and in comparing us with other companies in the homebuilding industry.
Under its terms, the aggregate commitment under our Credit Facility will be permanently reduced from $800.0 million to $650.0 million in the second quarter of 2009 because our consolidated tangible net worth was below $800.0 million at February 28, 2009. As of February 28, 2009, we had no cash borrowings outstanding and $208.8 million in letters of credit outstanding under our Credit Facility. At the $650.0 million aggregate commitment level, we had $441.2 million available for future borrowings at February 28, 2009.
Under the terms of the Credit Facility, we are required, among other things, to maintain a minimum consolidated tangible net worth and certain financial statement ratios, and are subject to limitations on acquisitions, inventories and indebtedness. Specifically, the Credit Facility requires us to maintain a minimum consolidated tangible net worth of $1.00 billion, reduced by our cumulative deferred tax valuation allowances not to exceed $721.8 million (“Permissible Deferred Tax Valuation Allowances”). The minimum consolidated tangible net worth requirement is increased by the amount of the proceeds from any issuance of capital stock and 50% of our cumulative consolidated net income, before the effect of deferred tax valuation allowances, for each quarter after May 31, 2008 where we have cumulative consolidated net income. There is no decrease when we have cumulative consolidated net losses. At February 28, 2009, our applicable minimum consolidated tangible net worth requirement was $278.2 million.
Other financial statement ratios required under the Credit Facility consist of maintaining, at the end of each fiscal quarter, a Coverage Ratio greater than 1.00 to 1.00 and a Leverage Ratio less than 2.00 to 1.00, 1.25 to 1.00, or 1.00 to 1.00, depending on our Coverage Ratio. The Coverage Ratio is the ratio of our consolidated adjusted EBITDA to consolidated interest expense (as defined under the Credit Facility) over the previous 12 months. The Leverage Ratio is the ratio of our consolidated total indebtedness (as defined under the Credit Facility) to the sum of consolidated tangible net worth and Permissible Deferred Tax Valuation Allowances (“Adjusted Consolidated Tangible Net Worth”).
If our Coverage Ratio is less than 1.00 to 1.00, we will not be in default under the Credit Facility if our Leverage Ratio is less than 1.00 to 1.00 and we establish with the Credit Facility’s administrative agent an interest reserve account (“Interest Reserve Account”) equal to the amount of interest incurred on a consolidated basis during the most recent completed quarter, multiplied by the number of quarters remaining until the Credit Facility maturity date of November 2010, not to exceed a maximum of four. We may withdraw all amounts deposited in the

Interest Reserve Account when our Coverage Ratio at the end of a fiscal quarter is greater than or equal to 1.00 to 1.00, provided that there is no default under the Credit Facility at the time the amounts are withdrawn. An Interest Reserve Account is not required when our actual Coverage Ratio is greater than or equal to 1.00 to 1.00.
The covenants under the Credit Facility represent the most restrictive covenants we have for our mortgages and notes payable. The following table summarizes certain key financial metrics we were required to maintain under our Credit Facility at February 28, 2009 and our actual ratios:

	February 28, 2009
	Covenant
Financial Covenant	Requirement	Actual
Minimum consolidated tangible net worth	$278.2 million	$765.1 million
Coverage Ratio	(a )	(a )
Leverage Ratio (b)	<1.00	.44
Investment in subsidiaries and joint ventures as a percent of Adjusted Consolidated Tangible Net Worth	<35%	15%
Borrowing base in excess of senior indebtedness (as defined)	Greater than zero	$654.2 million

(a)	Our Coverage Ratio of negative .08 was less than 1.00 to 1.00 as of February 28, 2009. With our Leverage Ratio as of November 30, 2008 below 1.00 to 1.00, we maintained an Interest Reserve Account to remain in compliance with the terms of the Credit Facility. The Interest Reserve Account had a balance of $111.2 million at February 28, 2009. With our Leverage Ratio as of February 28, 2009 below 1.00 to 1.00, we will continue to maintain the Interest Reserve Account in the second quarter of 2009, but the balance is expected to be reduced to $102.2 million by the end of that period.

(b)	The Leverage Ratio requirement varies based on our Coverage Ratio. If our Coverage Ratio is greater than or equal to 1.50 to 1.00, the Leverage Ratio requirement is less than 2.00 to 1.00. If our Coverage Ratio is between 1.00 and 1.50 to 1.00, the Leverage Ratio requirement is less than 1.25 to 1.00. If our Coverage Ratio is less than 1.00 to 1.00, the Leverage Ratio requirement is less than or equal to 1.00 to 1.00.
The following table summarizes the same financial metrics and actual ratios at November 30, 2008:

	November 30, 2008
	Covenant
Financial Covenant	Requirement	Actual
Minimum consolidated tangible net worth	$278.2 million	$827.9 million
Coverage Ratio	(a )	(a )
Leverage Ratio	<1.00	.47
Investment in subsidiaries and joint ventures as a percent of Adjusted Consolidated Tangible Net Worth	<35%	15%
Borrowing base in excess of senior indebtedness (as defined)	Greater than zero	$825.0 million

(a)	Our Coverage Ratio of negative .27 was less than 1.00 to 1.00 as of November 30, 2008. With our Leverage Ratio as of August 31, 2008 below 1.00 to 1.00, we established an Interest Reserve Account of $115.4 million in the fourth quarter of 2008 to remain in compliance with the terms of the Credit Facility. The Interest Reserve Account had a balance of $115.4 million at November 30, 2008.
If our Coverage Ratio is less than 2.00 to 1.00, we are restricted from optional payment or prepayment of principal, interest or any other amount for subordinated obligations before their maturity; payments to retire, redeem, purchase or acquire for value shares of capital stock from or with non-employees; and investments in a holder of 5% or more of our capital stock if the purpose of the investment is to avoid default. These restrictions do not apply if (a) our unrestricted cash equals or exceeds the aggregate commitment under the Credit Facility;

(b) there are no outstanding borrowings against the Credit Facility; and (c) there is no default under the Credit Facility.
Other covenants contained in the Credit Facility provide that (a) transactions with employees for exchanges of capital stock, such as payments for incentive and employee benefit plans or cashless exercises of stock options, cannot exceed $5.0 million in any fiscal year; (b) our unimproved land book value cannot exceed consolidated tangible net worth; (c) investments in subsidiaries and joint ventures (as defined in the Credit Facility) cannot exceed 35% of Adjusted Consolidated Tangible Net Worth; (d) speculative home deliveries within a given quarter cannot exceed 40% of the previous 12 months’ total deliveries; and (e) the borrowing base (as defined in the Credit Facility) cannot be lower than total senior indebtedness (as defined in the Credit Facility).
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
As of February 28, 2009, we were in compliance with the applicable terms of all our covenants under our Credit Facility and senior notes indenture. However, our ability to continue to borrow funds depends in part on our ability to remain in such compliance. Our inability to do so could make it more difficult and expensive to maintain our current level of external debt financing or to obtain additional financing.
As further discussed below under “Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments,” our unconsolidated joint ventures are subject to various financial and non-financial covenants in conjunction with their debt, primarily related to fair value of collateral and minimum land purchase or sale requirements within a specified period. In a few instances, the financial covenants are based on our financial position. The inability of an unconsolidated joint venture to comply with its debt covenants could result in a default and cause lenders to seek to enforce various types of guarantees, if applicable, provided by us and/or our corresponding unconsolidated joint venture partner(s). Notwithstanding our potential responsibilities under these guarantees, at this time we do not believe that our exposure under them is material to our consolidated financial position, results of operations or liquidity.
During the quarter ended February 28, 2009, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 19, 2009 to stockholders of record on February 5, 2009.
Depending on available terms, we also finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 28, 2009, we had outstanding notes payable in connection with such financing of $92.6 million.
Consolidated Cash Flows. Operating, investing and financing activities used net cash of $114.3 million in the three months ended February 28, 2009 and $15.2 million in the three months ended February 29, 2008.
Operating Activities. Operating activities provided net cash flows of $103.5 million in the first three months of 2009 and $22.3 million in the first three months of 2008. The year-over-year change in operating cash flow primarily reflected the smaller net loss and larger net decrease in receivables in the first quarter of 2009 compared to the year-earlier quarter. Our sources of operating cash in the first quarter of 2009 included a net decrease in receivables of $197.4 million, due to a $221.0 million federal income tax refund we received during the quarter, a decrease in inventories of $57.4 million (excluding inventory impairments and land option contract abandonments, $5.1 million of inventories acquired through seller financing and a decrease of $7.9 million in consolidated inventories not owned), other operating sources of $2.1 million and various noncash items added to the net loss. The cash provided was partly offset by a net loss of $58.1 million and a decrease in accounts payable, accrued expenses and other liabilities of $133.0 million.
In the first three months of 2008, sources of operating cash included a net decrease in inventories of $186.0 million (excluding inventory impairments and land option contract abandonments and a decrease of $84.9 million in consolidated inventories not owned), a decrease in receivables of $92.6 million, other operating sources of $6.6 million and various non-cash items added to the net loss. Partially offsetting the cash provided was a net loss of $268.2 million and a decrease in accounts payable, accrued expenses and other liabilities of $229.0 million.

Investing Activities. Investing activities used net cash of $4.4 million in the first quarter of 2009 and $19.1 million in the year-earlier quarter. In the first three months of 2009, $7.8 million of cash was used for investments in unconsolidated joint ventures, and $.8 million was used for net purchases of property and equipment. The cash used was partially offset by $4.2 million provided from a reduction in the balance of the Interest Reserve Account we are required to maintain under the terms of our Credit Facility (making it restricted cash). In the first three months of 2008, we used cash of $24.5 million for investments in unconsolidated joint ventures. The cash used was partially offset by $5.4 million provided by net sales of property and equipment.
Financing Activities. Net cash used for financing activities was $213.4 million in the first three months of 2009 and $18.4 million in the first three months of 2008. In the first quarter of 2009, cash was used for the repayment of the $200 Million Senior Subordinated Notes, net payments on short-term borrowings of $8.8 million, dividend payments of $4.8 million and repurchases of common stock of $.6 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $.8 million from the issuance of common stock under employee stock plans.
In the first three months of 2008, we used cash for dividend payments of $19.4 million, repurchases of common stock of $.5 million in connection with the satisfaction of employee withholding taxes on vested restricted stock and net payments on short-term borrowings of $.3 million. These uses of cash were partly offset by $1.8 million from the issuance of common stock under employee stock plans.
Shelf Registration Statement. As of the date of this Form 10-Q, we have not issued any securities under our universal shelf registration statement filed with the SEC on October 17, 2008.
Share Repurchase Program. At February 28, 2009, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the first quarter of 2009.
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
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
We participate in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets, typically where our homebuilding operations are located. Our partners in these unconsolidated joint ventures are unrelated homebuilders, land developers and other real estate entities, or commercial enterprises. Through these unconsolidated joint ventures, we seek to reduce and share market and development risks and to reduce our investment in land inventory, while potentially increasing the number of homesites we control or will own. In some instances, participating in unconsolidated joint ventures enables us to acquire and develop land that we might not otherwise have access to due to a project’s size, financing needs, duration of development or other circumstances. While we view our participation in unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view such participation as essential.
We and/or our unconsolidated joint venture partners typically obtain options or enter into other arrangements to have the right to purchase portions of the land held by the unconsolidated joint ventures. The prices for these land options or other arrangements are generally negotiated prices that approximate fair value. When an unconsolidated joint venture sells land to our homebuilding operations, we defer recognition of our share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint venture.

We and our unconsolidated joint venture partners make initial or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related documents.
Each unconsolidated joint venture is obligated to maintain financial statements in accordance with U.S. generally accepted accounting principles. We share in profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. Our investment in these unconsolidated joint ventures totaled $175.0 million at February 28, 2009 and $177.6 million at November 30, 2008. These unconsolidated joint ventures had total assets of $1.24 billion at February 28, 2009 and $1.26 billion at November 30, 2008. We expect our investments in unconsolidated joint ventures to continue to decrease over time and are reviewing each investment to ensure it fits into our current overall strategic plans and business objectives.
The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, many of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. The unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $858.8 million at February 28, 2009 and $871.3 million at November 30, 2008. The unconsolidated joint ventures are subject to various financial and non-financial covenants in conjunction with their debt, primarily related to fair value of collateral and minimum land purchase or sale requirements within a specified period. In a few instances, the financial covenants are based on our financial position. The inability of an unconsolidated joint venture to comply with its debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, as described below.
In certain instances, we and/or our partner(s) in an unconsolidated joint venture provide guarantees and indemnities to the unconsolidated joint venture’s lenders that may include one or more of the following: (a) a completion guaranty; (b) a loan-to-value maintenance guaranty; and/or (c) a carve-out guaranty. A completion guaranty refers to the actual physical completion of improvements for a project and/or the obligation to contribute equity to an unconsolidated joint venture to enable it to fund its completion obligations. A loan-to-value maintenance guaranty refers to the payment of funds to maintain the applicable loan balance at or below a specific percentage of the value of an unconsolidated joint venture’s secured collateral (generally land and improvements). A carve-out guaranty refers to the payment of (i) losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project, or (ii) outstanding principal and interest and certain other amounts owed to lenders upon the filing by an unconsolidated joint venture of a voluntary bankruptcy petition or the filing of an involuntary bankruptcy petition by creditors of the unconsolidated joint venture in which an unconsolidated joint venture or its partners collude or which the unconsolidated joint venture fails to contest.
In most cases, our maximum potential responsibility under these guarantees and indemnities is limited to either a specified maximum dollar amount or an amount equal to our pro rata interest in the relevant unconsolidated joint venture. In a few cases, we have entered into agreements with our unconsolidated joint venture partners to be reimbursed or indemnified with respect to the guarantees we have provided to an unconsolidated joint venture’s lenders for any amounts we may pay pursuant to such guarantees above our pro rata interest in the unconsolidated joint venture. If our unconsolidated joint venture partners are unable to fulfill their reimbursement or indemnity obligations, or otherwise fail to do so, we could incur more than our allocable share under the relevant guaranty. Should there be indications that advances (if made) will not be voluntarily repaid by an unconsolidated joint venture partner under any such reimbursement arrangements, we vigorously pursue all rights and remedies available to us under the applicable agreements, at law or in equity to enforce our rights.
Our potential responsibility under our completion guarantees, if triggered, is highly dependent on the facts of a particular case. In any event, we believe our actual responsibility under these guarantees is limited to the amount, if any, by which an unconsolidated joint venture’s outstanding borrowings exceed the value of its assets, but may be substantially less than this amount.
At February 28, 2009, our potential responsibility under our loan-to-value maintenance guarantees totaled approximately $44.3 million, if any liability were determined to be due thereunder. This amount represents our maximum responsibility under such loan-to-value maintenance guarantees assuming the underlying collateral has no value and without regard to defenses that could be available to us against attempted enforcement of such guarantees.

Notwithstanding these potential responsibilities, at this time we do not believe that our exposure under our existing completion, loan-to-value and carve-out guarantees and indemnities related to unconsolidated joint venture debt is material to our consolidated financial position, results of operations or liquidity.
The lenders for two of our unconsolidated joint ventures have filed lawsuits against some of the unconsolidated joint ventures’ members, and certain of those members’ parent companies, seeking to recover damages under completion guarantees, among other claims. We and the other parent companies, together with the members, are defending the lawsuits in which they have been named. We do not believe that these lawsuits will have a material impact on our consolidated financial position or results of operations.
In addition to the above-described guarantees and indemnities, we have also provided a several guaranty to the lenders of one of our unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. Our potential responsibility under this several guaranty fluctuates with the outstanding borrowings against the unconsolidated joint venture’s debt and with our and our partners’ respective land purchases from the unconsolidated joint venture. At February 28, 2009, this unconsolidated joint venture had total outstanding indebtedness of approximately $373.5 million and, if this guaranty were then enforced, our maximum potential responsibility under the guaranty would have been approximately $182.7 million, which amount does not account for any offsets or defenses that could be available to us. This unconsolidated joint venture has received notices from its lenders’ administrative agent alleging a number of defaults under its loan agreement. We are currently exploring resolutions with the lenders, the lenders’ administrative agent and our unconsolidated joint venture partners, but there is no assurance that we will reach a satisfactory resolution with all of the parties involved.
Certain of our other unconsolidated joint ventures operating in difficult market conditions are in default of their debt agreements with their lenders or are at risk of defaulting. In addition, certain of our unconsolidated joint venture partners have curtailed funding of their allocable joint venture obligations. We are carefully managing our investments in these particular unconsolidated joint ventures and are working with the relevant lenders and unconsolidated joint venture partners to reach satisfactory resolutions. In some instances, we may decide to opportunistically purchase our partners’ interests and would consolidate the joint venture, which would result in an increase in the amount of mortgages and notes payable on our consolidated balance sheets. However, such purchases may not resolve a claimed default by the joint venture under its debt agreements. Additionally, we may seek new equity partners to participate in our unconsolidated joint ventures or, based on market conditions and other strategic considerations, may decide to withdraw from an unconsolidated joint venture and allow the unconsolidated joint venture’s lenders to exercise their remedies with respect to the underlying collateral (subject to any relevant defenses available to us). Based on the terms and amounts of the debt involved for these particular unconsolidated joint ventures and the terms of the applicable joint venture operating agreements, we do not believe that our exposure related to any defaults by or with respect to these particular unconsolidated joint ventures is material to our consolidated financial position, results of operations or liquidity.
In the ordinary course of our business, we enter into land option contracts (or similar agreements) in order to procure land for the construction of homes. The use of such land option and other contracts generally allows us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, including interest and other carrying costs, and minimizes the amount of our land inventories on our consolidated balance sheets. Under such land option contracts, we will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE.
In compliance with FASB Interpretation No. 46(R), we analyze our land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event, and as a result have consolidated the fair value of certain VIEs from which we are purchasing land under option contracts. Although we do not have legal title to the land, FASB Interpretation No. 46(R) requires us to consolidate the VIE if we are determined to be the primary beneficiary. The consolidation of VIEs in which we were determined to be the primary beneficiary increased our inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $15.5 million at both February 28, 2009 and November 30, 2008. The liabilities related to our consolidation of VIEs from which we have arranged to purchase land under option contracts represent the difference between the purchase price of land not yet purchased and our cash deposits. Our cash deposits related to these land option and other contracts totaled $3.4 million at both February 28, 2009 and November 30, 2008. Creditors, if any, of these VIEs have no recourse against us. As of February 28, 2009, excluding consolidated VIEs, we had cash deposits totaling $24.3 million associated with land option and other contracts having an aggregate purchase price of $484.6 million.
We also evaluate land option and other contracts in accordance with SFAS No. 49, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $73.6 million at February 28, 2009 and $81.5 million at November 30, 2008.
Critical Accounting Policies
Except as set forth below, there have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2009 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.
Inventory Impairments and Abandonments. As discussed in Note 6. Inventory Impairments and Abandonments in the Notes to Consolidated Financial Statements in this Form 10-Q, each parcel or community in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross margins on homes delivered or projected margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a parcel or community, the identified inventory is evaluated for recoverability in accordance with SFAS No. 144. When an indicator of potential impairment is identified, we test the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by trends and factors known to us at the time they are calculated and our expectations related to: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. These estimates, trends and expectations are specific to each community and may vary among communities.
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
Based on the results of our evaluations, we recognized pretax, noncash inventory impairment charges of $24.4 million in the first quarter of 2009 corresponding to 18 communities with a post-impairment fair value of $25.6 million. In the first quarter of 2008, we recognized pretax, noncash inventory impairment charges of $180.3 million corresponding to 76 communities with a post-impairment fair value of $411.9 million.
Our optioned inventory is assessed to determine whether it continues to meet our internal investment standards. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in market strategy, we write off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of our assessments, we recognized land option contract abandonment charges of $.3 million in the first quarter of 2009 corresponding to 14 lots. In the first quarter of 2008, we recognized land option contract abandonment charges of $7.3 million corresponding to 812 lots.
As of February 28, 2009, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $939.9 million, representing 159 communities and various other land parcels. As of November 30, 2008, the aggregate carrying value of inventory that had been impacted by pretax, noncash impairment charges was $1.01 billion, representing 163 communities and various other land parcels.
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
We believe the carrying value of our remaining inventory is currently recoverable. In addition to the factors and trends incorporated in our impairment analyses, we consider, as applicable, the specific regulatory environment, competition from other homebuilders, the impact of the resale and foreclosure markets, and the local economic conditions where an asset is located in assessing the recoverability of each asset remaining in our inventory. However, if conditions in the housing market worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our fair value calculations, or if there are material changes in the other items we consider in assessing recoverability, we may need to take additional charges in future periods for inventory impairments or land option contract abandonments, or both, related to existing assets. Any such noncash charges would have an adverse effect on our consolidated financial position and results of operations and may be material.
Warranty Costs. As discussed in Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this Form 10-Q, we provide a limited warranty on all of our homes. The specific terms and conditions of warranties vary depending upon the market in which we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our expense associated with these warranties totaled $2.0 million in the first quarter of 2009 and $6.9 million in the first quarter of 2008.
Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. We periodically assess the adequacy of our recorded warranty liabilities, which are included in accrued expenses and other liabilities in the consolidated balance sheets, and adjust the amounts as necessary based on our assessment. While we believe the warranty accrual reflected in the consolidated balance sheets to be adequate, unanticipated changes in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes, or customer service practices could have a significant impact on our actual warranty costs in the future and such amounts could differ from our current estimates.
Insurance. As discussed in Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this Form 10-Q, we have, and require the majority of our subcontractors to have, general liability insurance (including construction defect coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We record expenses and liabilities based on the costs required to cover our self-insured retention and deductible amounts under our insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above our coverage limits or not covered by our policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported. Our expense associated with self-insurance totaled $2.1 million in the first quarter of 2009 and $4.2 million in the first quarter of 2008.
We engage a third-party actuary that uses our historical claim data, as well as industry data, to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the self-insured portion of our general liability insurance. Projection of losses related to these liabilities requires numerous assumptions that are subject to a high degree of variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of product we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the high degree of judgment required and the potential for variability in the underlying assumptions used in determining these estimated liability amounts, actual future costs could differ significantly from our currently estimated amounts.
Outlook
At February 28, 2009, our backlog of new home orders totaled 2,651 homes, representing projected future housing revenues of approximately $559.8 million. By comparison, at February 29, 2008, our backlog of new home orders totaled 4,843 homes, representing projected future housing revenues of approximately $1.23 billion. These year-over year decreases in the number of new home orders in backlog and their projected future housing revenues of 45% and 55%, respectively, are the result of lower year-over-year net orders in the latter half of 2008, lower average selling prices, and our strategic initiatives to reduce inventory and active community count to better align our housing operations with reduced overall market activity. Compared to year-end 2008 levels, our new home orders in backlog and their projected future revenues at February 28, 2009 increased 17% and 7%, respectively, largely due to a 26% increase in net orders during the first quarter relative to the year-earlier period.
In the first quarter of 2009, we achieved a year-over-year increase in our net orders for the first time in 13 quarters. Our homebuilding operations generated 1,827 net orders in the quarter, up from 1,449 net orders in the first quarter of 2008. This improvement was due in part to the roll-out of our new The Open Series product line. This new line of homes is designed to offer our core homebuyers greater value in today’s markets. These homes provide homebuyers with a variety of flexible floor plan options and a broad array of design choices, with prices that are more affordable than the product it is replacing. At the same time, our engineering of The Open Series has made these homes more cost-effective for us to build than the product it is replacing.
As we enter the spring selling season, several of our housing markets continue to experience substantial negative pressures on demand and pricing trends that, in many cases, have actually intensified from a year ago. These include a still considerable oversupply of new and existing homes for sale that is exacerbated by rising foreclosures, ongoing affordability concerns, declining buyer confidence and significantly tighter mortgage lending standards, and the current economic recession and rising unemployment. These pressures could cause further deterioration in industry operating conditions and overall new home sales results, including ours. At this point, it remains uncertain when housing markets, or the broader economy, will experience a meaningful recovery.
Recent actions taken by federal, state and local governments to increase housing demand may soften the impact of today’s recessionary environment on our business. Nonetheless, we expect current market dynamics of significantly reduced demand and substantial oversupply to continue for at least the remainder of 2009, resulting in sharply reduced sales volumes for the homebuilding industry and our business relative to the prior year, intense price competition and severely pressured profit margins.
Throughout this prolonged housing market downturn, we have pursued a series of actions to reposition our homebuilding operations to the realities of today’s housing markets, while keeping a strong financial position and preserving our operational and financial flexibility for potential future growth opportunities. We have focused on three primary goals: maintaining a strong cash position and balance sheet; restoring our homebuilding operations to profitability; and positioning our business to capitalize on a housing market recovery when it occurs. We have made substantial progress toward these goals over the past several quarters. We have built and preserved cash, while reducing debt, ending the first quarter with a cash balance of $1.13 billion (including $111.2 million of restricted cash in the Interest Reserve Account), no cash borrowings under our Credit Facility and a debt level lower than that at year-end. We have cut our inventory and active community count, consolidated our operations, trimmed our workforce and reduced overhead costs in many markets, while selectively exiting or winding down activity in others. And we have engineered and rolled out new products designed to meet changing consumer needs, tastes and affordability concerns. Our plans for the remainder of 2009 will continue to reflect these priorities. We expect to generate positive operating cash flows for the year, with no outstanding cash borrowings under our Credit Facility, at the end of the year.
Our highest priority is to restore our homebuilding operations to profitability. Our financial results for the first quarter of 2009 reflect the meaningful progress we have made toward this goal, with a substantially reduced year-over-year net loss and an improved housing gross margin. For the immediate future, we believe our focus on profitability and margins will require disciplined choices in product, pricing strategy, and location in each of our served markets, as well as the preservation of a strategic presence in markets that we believe will provide the best operating platform to drive future growth. It will also require further reductions in our costs and greater gains in operating efficiency, following the principles of our KBnxt operational business model.
Our new product line, The Open Series, reflects our current view of the right product for today’s value-conscious homebuyer and intensely price-competitive housing market. We believe the roll-out of this new product line, when fully implemented, will have a positive impact on our margins and net orders in future periods. However, the transition process may temporarily depress sales and margins in specific transitioning communities, as they sell out older product and bring our new The Open Series product on line. This will likely produce a net negative impact on our year-over-year results of operations for at least part of the year.
We will also continue to assess our geographic footprint, seeking optimal volume levels at which to operate, and adjust our active community count and product mix to maximize financial performance. Until we see reasonable signs of a housing market recovery, we believe it is prudent to operate with fewer active communities and maintain a conservative approach toward asset acquisition and development activities, although we remain alert to potential new opportunities. Given this approach, we expect our delivery volume and housing revenues to remain at reduced levels through the remaining quarters of 2009. If market conditions decline further, we may need to take additional noncash charges for inventory and joint venture impairments and land option contract abandonments. In addition, our 2009 results could be adversely affected if general economic conditions continue to deteriorate, if job losses accelerate, if foreclosures increase, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence remains weak or declines further, any or all of which could further delay a recovery in housing markets or result in further deterioration in operating conditions.
We continue to believe that a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, price stabilization, reduced foreclosure rates, and the restoration of consumer and credit market confidence that support a decision to buy a home. We cannot predict when these events will occur, but given the aggressive actions we have taken over the past several quarters, we believe we are well-positioned financially and strategically to weather the current housing market downturn and to capitalize on potential future opportunities for growth. Longer term, we believe favorable demographics, population growth and the continuing desire for homeownership will drive demand for new homes in our served markets, and that our operating approach and financial resources will allow us to capitalize on opportunities in those markets as they emerge.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic and business conditions; adverse market conditions that could result in additional inventory impairments or abandonment charges and operating losses, including an oversupply of unsold homes and declining home prices, among other things; conditions in the capital and credit markets (including consumer mortgage lending standards, the availability of consumer mortgage financing and mortgage foreclosure rates);

material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level; declines in consumer confidence; increases in competition; weather conditions, significant natural disasters and other environmental factors; government actions and regulations directed at or affecting the housing market, the homebuilding industry, or construction activities; the availability and cost of land in desirable areas; legal or regulatory proceedings or claims; the ability and/or willingness of participants in our unconsolidated joint ventures to fulfill their obligations; our ability to access capital, including our capacity under our Credit Facility; our ability to use the net deferred tax assets we have generated; our ability to successfully implement our current product transition, geographic and market repositioning and cost reduction strategies; consumer interest in our new product designs; and other events outside of our control. Please see our periodic reports and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We primarily enter into debt obligations to support general corporate purposes, including the operations of our subsidiaries. We are subject to interest rate risk on our senior notes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of February 28, 2009 (dollars in thousands):

		Weighted Average
Fiscal Year of Expected Maturity	Fixed Rate Debt	Interest Rate
2009	$—	—%
2010	—	—
2011	349,001	6.4
2012	—	—
2013	—	—
Thereafter	1,296,373	6.3

Total	$1,645,374	6.3%

Fair value at February 28, 2009	$1,281,901

For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2008.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Senior Vice President and Chief Accounting Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2009.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
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
On December 9, 2008, we entered into a global settlement agreement with the plaintiffs in both the federal court and state court actions. On February 9, 2009, the United States District Court issued an order approving the settlement agreement and dismissing the federal lawsuits. On March 9, 2009, the Los Angeles County Superior Court similarly issued an order dismissing the state lawsuits.
ERISA Litigation
On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of ERISA, 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against us, our directors, and certain of our current and former officers. After the court allowed leave to file an amended complaint, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of KB Home who participated in the Plan. Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the Plan about our alleged prior stock option backdating practices and by failing to remove our stock as an investment option under the Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their Plan accounts than they would have earned but for defendants’ alleged breach of duties. Plaintiffs seek unspecified money damages and injunctive and other equitable relief.
On November 24, 2008, the court approved a stipulation to stay all discovery and other proceedings in order to allow the parties time to attempt to settle the claims through mediation. A mediation session was held on January 27, 2009, but a settlement has not been reached. The court has tentatively scheduled the trial to begin on November 9, 2010. Plaintiffs have served discovery requests on us, the other defendants, and several third parties. We have also served the plaintiffs with discovery requests.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended February 28, 2009:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
December 1 – 31	—	$—	—	4,000,000
January 1 – 31	48,486	12.72	—	4,000,000
February 1 – 28	—	—	—	4,000,000

Total	48,486	$12.72	—

On December 8, 2005, our board of directors authorized a share repurchase program under which we may repurchase up to 10 million shares of our common stock. Acquisitions under the share repurchase program may be made in open market or private transactions and will be made strategically from time to time at management’s discretion based on its assessment of market conditions and buying opportunities. At February 28, 2009, we were authorized to repurchase four million shares under this share repurchase program. During the three months ended February 28, 2009, no shares were repurchased pursuant to this share repurchase program. The 48,486 shares purchased during the three months ended February 28, 2009 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the share repurchase program.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2009 Annual Meeting of Stockholders was held on April 2, 2009. At the meeting, the following matters set forth in our 2009 Proxy Statement, which was filed with the SEC on March 9, 2009 pursuant to Regulation 14A under the Securities Exchange Act of 1934, were voted on by our stockholders with the results indicated below. All numbers reported are shares of our common stock.
(1)	By receiving a majority of votes cast for their election, each nominee listed below was elected as a director with the respective votes set forth opposite the director’s name:

Nominee	For	Against	Abstain
Mr. Stephen F. Bollenbach	72,801,253	4,746,545	164,890

Mr. Timothy W. Finchem	72,730,168	4,806,739	175,781

Mr. Kenneth M. Jastrow, II	72,813,088	4,723,616	175,984

Mr. Robert L. Johnson	76,685,005	843,252	184,431

Ms. Melissa Lora	75,207,310	2,330,817	174,561

Mr. Michael G. McCaffrey	72,721,427	4,811,948	179,313

Mr. Jeffrey T. Mezger	76,630,988	893,283	188,417
Messrs. Bollenbach, Finchem, Jastrow, Johnson, McCaffrey and Mezger and Ms. Lora were each elected for a one-year term expiring at our 2010 Annual Meeting of Stockholders. Following his election as a director at the meeting, Mr. Bollenbach was elected by the Board of Directors as the Non-Executive Chairman of the Board for a term ending at the 2010 Annual Meeting of Stockholders.
Messrs. Ronald W. Burkle, Leslie Moonves and Luis G. Nogales continue as directors and, if nominated, will next stand for re-election at the 2010 Annual Meeting of Stockholders.
(2)	A majority of the shares of our common stock present or represented at the meeting and entitled to vote on the matter approved the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending November 30, 2009, with 77,232,383 votes for ratification, 420,273 votes against and 60,032 votes abstaining.
(3)	A majority of the outstanding shares of our common stock approved the adoption of the Protective Amendment to our Restated Certificate of Incorporation, with 74,184,892 votes for adoption, 3,422,560 votes against and 105,236 votes abstaining.
(4)	A majority of the shares of our common stock present or represented at the meeting and entitled to vote on the matter approved the Successor Rights Plan, with 45,559,873 votes for approval, 23,499,871 votes against and 185,948 votes abstaining.
(5)	A majority of the shares of our common stock present or represented at the meeting and entitled to vote on the matter approved the KB Home Annual Incentive Plan for Executive Officers, with 75,061,858 votes for approval, 2,483,180 votes against and 167,650 votes abstaining.
(6)	A majority of the shares of our common stock present or represented at the meeting and entitled to vote on the matter did not approve a stockholder proposal relating to executive compensation, with 24,600,460 votes for the proposal, 43,927,358 votes against and 717,874 votes abstaining.
(7)	A majority of the shares of our common stock present or represented at the meeting and entitled to vote on the matter did not approve a stockholder proposal relating to an advisory vote on named executive officer compensation with 30,530,501 votes for the proposal, 28,410,114 votes against and 10,305,077 votes abstaining.
(8)	A majority of the shares of our common stock present or represented at the meeting and entitled to vote on the matter did not approve a stockholder proposal relating to health care reform principles, with 2,482,646 votes for the proposal, 51,106,590 votes against and 15,656,456 votes abstaining.
Item 6. Exhibits
Exhibits
3.4	Restated Certificate of Incorporation, as amended, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 7, 2009, is incorporated by reference herein.

10.51	KB Home Annual Incentive Plan for Executive Officers, filed as Attachment C to the Company’s Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders, is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME

Registrant

Dated April 9, 2009	/s/ JEFFREY T. MEZGER

Jeffrey T. Mezger President and Chief Executive Officer (Principal Executive Officer)

Dated April 9, 2009	/s/ WILLIAM R. HOLLINGER

William R. Hollinger Senior Vice President and Chief Accounting Officer (Principal Financial Officer)

INDEX OF EXHIBITS	Page of Sequentially
Numbered Pages

3.4	Restated Certificate of Incorporation, as amended, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 7, 2009, is incorporated by reference herein.

10.51	KB Home Annual Incentive Plan for Executive Officers, filed as Attachment C to the Company’s Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders, is incorporated by reference herein.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	56

31.2	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	57

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home 58 Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	58

32.2	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	59