Form 10-Q
period 2009-05-31
KB HOME
filed 2009-07-10
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2009.
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2009.
Common stock, par value $1.00 per share: 88,072,926 shares outstanding, including 11,762,882 shares held by the registrant’s Grantor Stock Ownership Trust and excluding 27,047,379 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts — Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2009	2008	2009	2008

Total revenues	$691,831	$1,433,289	$384,470	$639,065

Homebuilding:
Revenues	$688,666	$1,428,402	$382,925	$637,094
Construction and land costs	(667,768)	(1,668,481)	(376,810)	(755,840)
Selling, general and administrative expenses	(133,769)	(246,703)	(72,594)	(119,065)
Goodwill impairment	—	(24,570)	—	(24,570)

Operating loss	(112,871)	(511,352)	(66,479)	(262,381)

Interest income	5,279	22,554	1,766	9,522
Interest expense, net of amounts capitalized	(20,123)	—	(11,471)	—
Equity in loss of unconsolidated joint ventures	(21,496)	(45,361)	(11,754)	(5,483)

Homebuilding pretax loss	(149,211)	(534,159)	(87,938)	(258,342)

Financial services:
Revenues	3,165	4,887	1,545	1,971
Expenses	(1,654)	(2,232)	(794)	(1,113)
Equity in income of unconsolidated joint venture	4,545	8,302	3,604	2,154

Financial services pretax income	6,056	10,957	4,355	3,012

Total pretax loss	(143,155)	(523,202)	(83,583)	(255,330)
Income tax benefit (expense)	6,700	(900)	5,200	(600)

Net loss	$(136,455)	$(524,102)	$(78,383)	$(255,930)

Basic and diluted loss per share	$(1.78)	$(6.77)	$(1.03)	$(3.30)

Basic and diluted average shares outstanding	76,822	77,413	76,281	77,462

Cash dividends declared per common share	$.1250	$.75	$.0625	$.50

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	May 31,	November 30,
	2009	2008
Assets

Homebuilding:
Cash and cash equivalents	$997,357	$1,135,399
Restricted cash	102,160	115,404
Receivables	144,542	357,719
Inventories	1,893,963	2,106,716
Investments in unconsolidated joint ventures	171,181	177,649
Other assets	98,761	99,261

	3,407,964	3,992,148

Financial services	21,930	52,152

Total assets	$3,429,894	$4,044,300

Liabilities and stockholders’ equity

Homebuilding:
Accounts payable	$454,027	$541,294
Accrued expenses and other liabilities	571,015	721,397
Mortgages and notes payable	1,711,726	1,941,537

	2,736,768	3,204,228

Financial services	10,029	9,467

Common stock	115,120	115,120
Paid-in capital	862,705	865,123
Retained earnings	781,345	927,324
Accumulated other comprehensive loss	(17,402)	(17,402)
Grantor stock ownership trust, at cost	(127,821)	(129,326)
Treasury stock, at cost	(930,850)	(930,234)

Total stockholders’ equity	683,097	830,605

Total liabilities and stockholders’ equity	$3,429,894	$4,044,300

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Six Months Ended May 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(136,455)	$(524,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	16,951	37,059
Distributions of earnings from unconsolidated joint ventures	7,662	8,975
Amortization of discounts and issuance costs	682	1,180
Depreciation and amortization	2,920	5,161
Tax benefits from stock-based compensation	4,093	2,046
Stock-based compensation expense	1,489	2,631
Inventory impairments and land option contract abandonments	66,980	361,948
Goodwill impairment	—	24,570
Change in assets and liabilities:
Receivables	213,978	107,594
Inventories	120,738	218,121
Accounts payable, accrued expenses and other liabilities	(209,651)	(188,471)
Other, net	(5,865)	10,008

Net cash provided by operating activities	83,522	66,720

Cash flows from investing activities:
Investments in unconsolidated joint ventures	7,310	(59,190)
Sales (purchases) of property and equipment, net	(914)	4,378

Net cash provided (used) by investing activities	6,396	(54,812)

Cash flows from financing activities:
Change in restricted cash	13,244	—
Repayment of senior subordinated notes	(200,000)	—
Payments on mortgages, land contracts and other loans	(36,718)	(1,335)
Issuance of common stock under employee stock plans	1,691	3,593
Payments of cash dividends	(9,524)	(38,723)
Repurchases of common stock	(616)	(557)

Net cash used by financing activities	(231,923)	(37,022)

Net decrease in cash and cash equivalents	(142,005)	(25,114)
Cash and cash equivalents at beginning of period	1,141,518	1,343,742

Cash and cash equivalents at end of period	$999,513	$1,318,628

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

In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of May 31, 2009, the results of its consolidated operations for the six months and three months ended May 31, 2009 and 2008, and its consolidated cash flows for the six months ended May 31, 2009 and 2008. The results of operations for the six months and three months ended May 31, 2009 are not necessarily indicative of the results to be expected for the full year, due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2008 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2008, which are contained in the Company’s Annual Report on Form 10-K for that period.

Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

Loss per share

Basic loss per share is calculated by dividing the net loss by the average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the average number of common shares outstanding including all potentially dilutive shares issuable under outstanding stock options. All outstanding stock options were excluded from the diluted loss per share calculation for the six months and three months ended May 31, 2009 and 2008 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

Comprehensive loss

The Company’s comprehensive loss was $78.4 million for the three months ended May 31, 2009 and $255.9 million for the three months ended May 31, 2008. The Company’s comprehensive loss was $136.5 million for the six months ended May 31, 2009 and $524.1 million for the six months ended May 31, 2008. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of May 31, 2009 and November 30, 2008 are comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires an employer to recognize the funded status of a defined postretirement benefit plan as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).

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

Stock Options

In accordance with SFAS No. 123(R), the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding the dividend yield, the risk-free interest rate, the expected stock-price volatility and the expected term of the stock options. The following table summarizes the stock options outstanding and stock options exercisable as of May 31, 2009, as well as stock options activity during the six months then ended:

		Weighted
		Average Exercise
	Options	Price

Options outstanding at beginning of period	7,847,402	$30.11

Granted	—	—

Exercised	—	—

Cancelled	(3,533,977)	28.67

Options outstanding at end of period	4,313,425	$31.29

Options exercisable at end of period	3,896,709	$30.95

As of May 31, 2009, the weighted average remaining contractual lives of stock options outstanding and stock options exercisable were 8.6 years and 8.7 years, respectively. There was $1.2 million of total unrecognized compensation cost related to unvested stock option awards as of May 31, 2009. For the three months ended May 31, 2009 and 2008, compensation expense associated with stock options totaled $.4 million and $1.3 million, respectively. For the six months ended May 31, 2009 and 2008, compensation expense associated with stock options totaled $.9 million and $2.6 million, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable were each $.8 million as of May 31, 2009. (The intrinsic value of a stock option is the amount by which the market value of a share of the Company’s common stock exceeds the exercise price of the stock option.)

On February 9, 2009, in connection with the settlement of certain stockholder derivative litigation, the Company’s former chairman and chief executive officer relinquished 3,011,452 stock options to the Company and those stock options were cancelled.

Other Stock-Based Awards

From time to time, the Company grants restricted stock, phantom shares and stock appreciation rights to various employees. The Company recognized total compensation expense of $7.5 million in the three months ended May 31, 2009 and $3.7 million in the three months ended May 31, 2008 related to these stock-based awards. The Company recognized total compensation expense of $6.9 million in the six months ended May 31, 2009 and $6.6 million in the six months ended May 31, 2008 related to these stock-based awards.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information

As of May 31, 2009, the Company has identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of May 31, 2009, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:

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

The Company’s financial services reporting segment provides title and insurance services to the Company’s homebuyers. The financial services reporting segment also provides mortgage banking services to the Company’s homebuyers indirectly through KB Home Mortgage, LLC (“KB Home Mortgage”), a joint venture between a Company subsidiary and CWB Venture Management Corporation, a subsidiary of Bank of America N.A. The Company’s financial services reporting segment conducts operations in the same markets as the Company’s homebuilding reporting segments.

The Company’s reporting segments follow the same accounting policies used for its consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2009	2008	2009	2008
Revenues:
West Coast	$290,178	$440,939	$181,658	$199,863
Southwest	96,446	364,201	44,173	122,354
Central	160,755	300,475	83,110	148,586
Southeast	141,287	322,787	73,984	166,291

Total homebuilding revenues	688,666	1,428,402	382,925	637,094
Financial services	3,165	4,887	1,545	1,971

Total revenues	$691,831	$1,433,289	$384,470	$639,065

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	Six Months Ended May 31,		Three Months Ended May 31,
	2009	2008	2009	2008
Pretax income (loss):
West Coast	$(52,421)	$(173,436)	$(40,100)	$(101,449)
Southwest	(25,946)	(118,080)	(5,208)	(62,653)
Central	(10,513)	(41,780)	(4,356)	(11,838)
Southeast	(29,641)	(144,892)	(15,816)	(40,780)
Corporate and other (a)	(30,690)	(55,971)	(22,458)	(41,622)

Total homebuilding pretax loss	(149,211)	(534,159)	(87,938)	(258,342)
Financial services	6,056	10,957	4,355	3,012

Total pretax loss	$(143,155)	$(523,202)	$(83,583)	$(255,330)

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(8,040)	$(10,806)	$(8,235)	$(1,432)
Southwest	(9,942)	(6,016)	(2,255)	(841)
Central	506	(4,594)	485	(3,080)
Southeast	(4,020)	(23,945)	(1,749)	(130)

Total	$(21,496)	$(45,361)	$(11,754)	$(5,483)

Inventory impairments:
West Coast	$8,403	$132,969	$1,412	$80,855
Southwest	13,267	102,863	1,340	50,853
Central	1,617	20,539	1,617	3,254
Southeast	6,860	77,900	1,391	18,985

Total	$30,147	$334,271	$5,760	$153,947

Inventory abandonments:
West Coast	$27,679	$9,186	$27,396	$9,186
Southwest	—	187	—	—
Central	—	—	—	—
Southeast	9,154	18,304	9,154	11,240

Total	$36,833	$27,677	$36,550	$20,426

Joint venture impairments:
West Coast	$7,190	$8,106	$7,190	$—
Southwest	5,426	4,944	—	—
Central	—	2,629	—	2,158
Southeast	2,186	22,835	—	—

Total	$14,802	$38,514	$7,190	$2,158

(a)	Corporate and other includes corporate general and administrative expenses.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	May 31,	November 30,
	2009	2008
Assets:
West Coast	$953,016	$1,086,503
Southwest	446,605	497,034
Central	426,104	443,168
Southeast	405,791	453,771
Corporate and other	1,176,448	1,511,672

Total homebuilding assets	3,407,964	3,992,148
Financial services	21,930	52,152

Total assets	$3,429,894	$4,044,300

Investments in unconsolidated joint ventures:
West Coast	$55,745	$55,856
Southwest	109,848	113,564
Central	—	3,339
Southeast	5,588	4,890

Total	$171,181	$177,649

4.	Financial Services

The following table presents financial information relating to the Company’s financial services reporting segment (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2009	2008	2009	2008
Revenues
Interest income	$28	$105	$11	$58
Title services	448	983	261	545
Insurance commissions	2,689	3,799	1,273	1,368

Total	3,165	4,887	1,545	1,971

Expenses
General and administrative	(1,654)	(2,232)	(794)	(1,113)

Operating income	1,511	2,655	751	858
Equity in income of unconsolidated joint venture	4,545	8,302	3,604	2,154

Pretax income	$6,056	$10,957	$4,355	$3,012

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Financial Services (continued)

	May 31,	November 30,
	2009	2008
Assets
Cash and cash equivalents	$2,156	$6,119
Receivables	439	1,240
Investment in unconsolidated joint venture	19,278	44,733
Other assets	57	60

Total assets	$21,930	$52,152

Liabilities
Accounts payable and accrued expenses	$10,029	$9,467

Total liabilities	$10,029	$9,467

5.	Inventories

Inventories consisted of the following (in thousands):

	May 31,	November 30,
	2009	2008

Homes, lots and improvements in production	$1,443,024	$1,649,838

Land under development	450,939	456,878

Total	$1,893,963	$2,106,716

The Company’s interest costs were as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2009	2008	2009	2008

Capitalized interest at beginning of period	$361,619	$348,084	$365,333	$358,010

Interest incurred	57,277	76,905	28,019	38,403

Interest expensed	(20,123)	—	(11,471)	—

Interest amortized	(43,372)	(54,898)	(26,480)	(26,322)

Capitalized interest at end of period (a)	$355,401	$370,091	$355,401	$370,091

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

Based on the results of its evaluations, the Company recognized pretax, noncash inventory impairment charges of $5.8 million in the three months ended May 31, 2009 and $154.0 million in the three months ended May 31, 2008. In the six months ended May 31, 2009 and 2008, the Company recognized pretax, noncash inventory impairment charges of $30.2 million and $334.3 million, respectively. As of May 31, 2009, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $888.4 million, representing 148 communities and various other land parcels. As of November 30, 2008, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $1.01 billion, representing 163 communities and various other land parcels.

The Company’s optioned inventory is assessed to determine whether it continues to meet the Company’s internal investment standards. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in market strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of its assessments, the Company recognized land option contract abandonment charges of $36.5 million in the three months ended May 31, 2009 and $20.4 million in the three months ended May 31, 2008. In the six months ended May 31, 2009 and 2008, the Company recognized land option contract abandonment charges of $36.8 million and $27.7 million, respectively.

The inventory impairment and land option contract abandonment charges are included in construction and land costs in the Company’s consolidated statements of operations.

Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments and land option contract abandonments, it is possible that actual results could differ substantially from those estimated.

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

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.
The Company’s assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
	Six Months	Active	Observable	Unobservable
	Ended	Markets	Inputs	Inputs	Total Gains
Description	May 31, 2009 (a)	(Level 1)	(Level 2)	(Level 3)	(Losses)

Long-lived assets held and used	$39,159	$—	$7,707	$31,452	$(30,147)

(a)
Amounts represent the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

In accordance with the provisions of SFAS No. 144, long-lived assets held and used with a carrying amount of $69.3 million were written down to their fair value of $39.2 million during the six months ended May 31, 2009, resulting in noncash inventory impairment charges of $30.2 million. These inventory impairment charges were included in the Company’s construction and land costs in the consolidated statement of operations.

The fair value for long-lived assets held and used, determined using Level 2 inputs, was based on a bona fide letter of intent from an outside party or an executed contract. Fair values for long-lived assets held and used, determined using Level 3 inputs, were primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development; construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each community and may vary among communities.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Consolidation of Variable Interest Entities

FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (“FASB Interpretation No. 46(R)”) requires a variable interest entity (“VIE”) to be consolidated in the financial statements of a company if that company is the primary beneficiary of the VIE. Under FASB Interpretation No. 46(R), the primary beneficiary of a VIE absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both.

The Company participates in joint ventures from time to time for the purpose of conducting land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with FASB Interpretation No. 46(R) when they are entered into or upon a reconsideration event. All of the Company’s joint ventures at May 31, 2009 and November 30, 2008 were determined to be unconsolidated joint ventures either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.

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

In compliance with FASB Interpretation No. 46(R), the Company analyzes its land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event, and as a result has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. Although the Company does not have legal title to the land, FASB Interpretation No. 46(R) requires the Company to consolidate the VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, the size of its deposit relative to the contract price, the risk of obtaining land entitlement approval, the risk associated with land development required under the land option contract, and the risk of changes in the market value of the optioned land during the contract period. The consolidation of VIEs in which the Company was determined to be the primary beneficiary increased its inventories, with a corresponding increase to accrued expenses and other liabilities, on the Company’s consolidated balance sheets by $15.5 million at both May 31, 2009 and November 30, 2008. The liabilities related to the Company’s consolidation of VIEs from which it has arranged to purchase land under option and other contracts represent the difference between the purchase price of land not yet purchased and the Company’s cash deposits. The Company’s cash deposits related to these land option and other contracts totaled $3.4 million at both May 31, 2009 and November 30, 2008. Creditors, if any, of these VIEs have no recourse against the Company. As of May 31, 2009, excluding consolidated VIEs, the Company had cash deposits totaling $16.7 million associated with land option and other contracts having an aggregate purchase price of $433.8 million.

The Company’s exposure to loss related to its land option and other contracts with third parties and unconsolidated entities consisted of its non-refundable deposits totaling $20.1 million at May 31, 2009 and $33.1 million at November 30, 2008. In addition, the Company posted letters of credit of $12.9 million at May 31, 2009 and $32.5 million at November 30, 2008 in lieu of cash deposits under certain land option contracts.

The Company also evaluates land option and other contracts in accordance with Statement of Financial Accounting Standards No. 49, “Accounting for Product Financing Arrangements” (“SFAS No. 49”), and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on its consolidated balance sheets by $49.9 million at May 31, 2009 and $81.5 million at November 30, 2008.

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

The following table presents combined condensed statement of operations information for the Company’s unconsolidated joint ventures (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2009	2008	2009	2008

Revenues	$34,207	$55,285	$22,731	$27,902
Construction and land costs	(50,371)	(150,458)	(31,870)	(111,818)
Other expenses, net	(23,259)	(22,370)	(17,124)	(14,800)

Loss	$(39,423)	$(117,543)	$(26,263)	$(98,716)

With respect to the Company’s investment in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures included pretax, noncash impairment charges of $7.2 million for the three months ended May 31, 2009 and $2.1 million for the three months ended May 31, 2008. In the six months ended May 31, 2009 and 2008, the Company’s equity in loss of unconsolidated joint ventures included pretax, noncash impairment charges of $14.8 million and $38.5 million, respectively.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)

The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

	May 31,	November 30,
	2009	2008

Assets
Cash	$17,589	$29,194
Receivables	143,228	143,926
Inventories	966,551	1,029,306
Other assets	58,336	55,289

Total assets	$1,185,704	$1,257,715

Liabilities and equity
Accounts payable and other liabilities	$122,025	$85,064
Mortgages and notes payable	785,977	871,279
Equity	277,702	301,372

Total liabilities and equity	$1,185,704	$1,257,715

The following table presents information relating to the Company’s investments in unconsolidated joint ventures and the aggregate outstanding debt of its unconsolidated joint ventures as of the dates specified, categorized by the nature of the Company’s potential responsibility under a guaranty, if any, for such debt (dollars in thousands):

	May 31,	November 30,
	2009	2008

Number of investments in unconsolidated joint ventures:
With recourse debt (a)	—	1
With limited recourse debt (b)	2	4
With non-recourse debt (c)	9	10
Other (d)	8	10

Total	19	25

Investments in unconsolidated joint ventures:
With recourse debt	$—	$3,339
With limited recourse debt	—	1,360
With non-recourse debt	19,317	24,590
Other	151,864	148,360

Total	$171,181	$177,649

Outstanding debt of unconsolidated joint ventures:
With recourse debt	$—	$3,249
With limited recourse debt	32,500	112,700
With non-recourse debt	379,979	381,393
Other	373,498	373,937

Total (e)	$785,977	$871,279

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)
(a)
This category consists of an unconsolidated joint venture as to which the Company has entered into a several guaranty with respect to the repayment of a portion of the unconsolidated joint venture’s outstanding debt. This unconsolidated joint venture was dissolved during the quarter ended May 31, 2009.

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

In most cases, the Company may have also entered into a completion guaranty and/or a carve-out guaranty with the lenders for the unconsolidated joint ventures identified in categories (a) through (d) as further described below.

(e)
The “Total” amounts represent the aggregate outstanding debt of the unconsolidated joint ventures in which the Company participates. These amounts do not represent the Company’s potential responsibility for such debt, if any. In most cases, the Company’s maximum potential responsibility for any portion of such debt, if any, is limited to either a specified maximum amount or an amount equal to its pro rata interest in the relevant unconsolidated joint venture, as further described below.

The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, many of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. The unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $786.0 million at May 31, 2009 and $871.3 million at November 30, 2008. The unconsolidated joint ventures are subject to various financial and non-financial covenants in conjunction with their debt, primarily related to fair value of collateral and minimum land purchase or sale requirements within a specified period. In a few instances, the financial covenants are based on the Company’s financial position. The inability of an unconsolidated joint venture to comply with its debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, as described below.

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

At May 31, 2009, the Company’s potential responsibility under its loan-to-value maintenance guarantees totaled approximately $16.3 million, if any liability were determined to be due thereunder. This amount represents the Company’s maximum responsibility under such loan-to-value maintenance guarantees assuming the underlying collateral has no value and without regard to defenses that could be available to the Company against any attempted enforcement of such guarantees.

Notwithstanding the Company’s potential unconsolidated joint venture guaranty and indemnity responsibilities and resolutions it has reached in certain instances with unconsolidated joint venture lenders with respect to those potential responsibilities, at this time the Company does not believe that its existing exposure under its outstanding completion, loan-to-value and carve-out guarantees and indemnities related to unconsolidated joint venture debt is material to the Company’s consolidated financial position, results of operations or liquidity. As a result of resolutions reached with their lenders in the 2009 second quarter with respect to potential guaranty responsibilities, certain unconsolidated joint ventures are now classified as having non-recourse debt (as described in the table above).

The lenders for two of the Company’s unconsolidated joint ventures have filed lawsuits against some of the unconsolidated joint ventures’ members, and certain of those members’ parent companies, seeking to recover damages under completion guarantees, among other claims. The Company and the other parent companies, together with the members, are defending the lawsuits in which they have been named and are currently exploring resolutions with the lenders, but there is no assurance that the parties involved will reach satisfactory resolutions. The Company does not believe, however, that the outcome of these lawsuits should have a material impact on the Company’s consolidated financial position or results of operations.

In addition to the above-described guarantees and indemnities, the Company has also provided a several guaranty to the lenders of one of the Company’s unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. The Company’s potential responsibility under this several guaranty fluctuates with the unconsolidated joint venture’s debt and with the Company’s and its partners’ respective land purchases from the unconsolidated joint venture. At May 31, 2009, this unconsolidated joint venture had total outstanding indebtedness of approximately $373.5 million and, if this guaranty were then enforced, the Company’s

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)

maximum potential responsibility under the guaranty would have been approximately $182.7 million, which amount does not account for any offsets or defenses that could be available to the Company.

Certain of the Company’s other unconsolidated joint ventures operating in difficult market conditions are in default of their debt agreements with their lenders or are at risk of defaulting. In addition, certain of the Company’s unconsolidated joint venture partners have curtailed funding of their allocable joint venture obligations. The Company is carefully managing its investments in these particular unconsolidated joint ventures and is working with the relevant lenders and unconsolidated joint venture partners to reach satisfactory resolutions. In some instances, the Company may decide to purchase its partners’ interests and consolidate the joint venture, which could result in an increase in the amount of mortgages and notes payable on the Company’s consolidated balance sheets. However, such purchases may not resolve a claimed default by the joint venture under its debt agreements. Based on the terms and amounts of the debt involved for these particular unconsolidated joint ventures and the terms of the applicable joint venture operating agreements, the Company does not believe that its exposure related to any defaults by or with respect to these particular unconsolidated joint ventures is material to the Company’s consolidated financial position, results of operations or liquidity.

10.	Mortgages and Notes Payable

Mortgages and notes payable consisted of the following (in thousands):

	May 31,	November 30,
	2009	2008

Mortgages and land contracts due to land sellers and other loans	$66,144	$96,368
Senior subordinated notes due December 15, 2008 at 8 5/8%	—	200,000
Senior notes due 2011 at 6 3/8%	349,096	348,908
Senior notes due 2014 at 5 3/4%	249,292	249,227
Senior notes due 2015 at 5 7/8%	298,782	298,692
Senior notes due 2015 at 6 1/4%	449,675	449,653
Senior notes due 2018 at 7 1/4%	298,737	298,689

Total	$1,711,726	$1,941,537

The Company has an unsecured revolving credit facility (the “Credit Facility”) with a syndicate of lenders that matures in November 2010. Interest on the Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. At May 31, 2009, the Company had no cash borrowings outstanding and $193.5 million in letters of credit outstanding under the Credit Facility. The aggregate commitment under the Credit Facility, in accordance with its terms, was permanently reduced from $800.0 million to $650.0 million in the second quarter of 2009 because the Company’s consolidated tangible net worth was below $800.0 million at February 28, 2009. Under the terms of the Credit Facility, the Company is required, among other things, to maintain a minimum consolidated tangible net worth and certain financial statement ratios, and is subject to limitations on acquisitions, inventories and indebtedness.

On December 15, 2008, the Company repaid $200.0 million of 8 5/8% senior subordinated notes (the “$200 Million Senior Subordinated Notes”), which matured on that date.

The indenture governing the Company’s senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the senior notes indenture contains certain restrictive covenants that, among other things, limit the Company’s ability to incur secured indebtedness; engage in sale-leaseback transactions

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Mortgages and Notes Payable (continued)

involving property or assets above a certain specified value; or engage in mergers, consolidations, or sales of assets.

As of May 31, 2009, the Company was in compliance with the applicable terms of all of its covenants under its Credit Facility and senior notes indenture. The Company’s ability to continue to borrow funds depends in part on its ability to remain in such compliance. The Company’s inability to do so could make it more difficult and expensive to maintain its current level of external debt financing or to obtain additional financing.

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

The changes in the Company’s warranty liability are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2009	2008	2009	2008

Balance at beginning of period	$145,369	$151,525	$142,224	$150,917

Warranties issued	4,226	10,769	2,233	3,834

Payments and adjustments	(11,905)	(16,244)	(6,767)	(8,701)

Balance at end of period	$137,690	$146,050	$137,690	$146,050

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

The Company has, and requires the majority of its subcontractors to have, general liability insurance (including bodily injury and construction defect coverage), auto, and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, the Company’s general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above its coverage limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Commitments and Contingencies (continued)

Company’s estimated liabilities for such items were $104.5 million at May 31, 2009 and $101.5 million at November 30, 2008. These amounts are included in accrued expenses and other liabilities in the consolidated balance sheets.

The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with community improvements, such as roads, sewers and water, and to certain unconsolidated joint ventures. At May 31, 2009, the Company had $612.8 million of performance bonds and $193.5 million of letters of credit outstanding. In the event any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. At this time, the Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of letters of credit issued in connection with community improvements and certain unconsolidated joint ventures coincide with the expected completion dates of the related projects or obligations. If the obligations related to a project are ongoing, the relevant letters of credit are typically extended on a year-to-year basis.

Borrowings outstanding, if any, and letters of credit issued under the Company’s Credit Facility are guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”).

In the ordinary course of its business, the Company enters into land option contracts to procure land for the construction of homes. At May 31, 2009, the Company had total deposits of $33.0 million, comprised of cash deposits of $20.1 million and letters of credit of $12.9 million, to purchase land with a total remaining purchase price of $452.7 million. The Company’s land option contracts generally do not contain provisions requiring the Company’s specific performance.

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

The case is now in discovery, and the court has tentatively scheduled the trial to begin on November 9, 2010. While the Company believes it has strong defenses to the ERISA claims, it has not concluded whether an unfavorable outcome is likely to be material to its consolidated financial position or results of operations.

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

On January 22, 2009, the Company adopted an amendment to the Rights Agreement between the Company and ChaseMellon Shareholder Services L.L.C., as rights agent, dated February 4, 1999 (the “1999 Rights Agreement”). The amendment to the 1999 Rights Agreement was designed to preserve the value of certain of the Company’s deferred tax assets. Under the 1999 Rights Agreement as amended, under certain circumstances, each preferred share purchase right that was issued pursuant to the 1999 Rights Agreement as a dividend on March 5, 1999 entitled the holder to purchase 1/100th of a share of the Company’s Series A Participating Cumulative Preferred Stock at an exercise price of $85.00, subject to adjustment. The terms relating to the exercise and redemption of these rights is described in the Company’s Annual Report on Form 10-K for the year ended November 30, 2008. These rights expired on March 5, 2009.

On January 22, 2009, the Company also adopted a Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent, dated as of that date (the “2009 Rights Agreement”), and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock that was payable to stockholders of record as of the close of business on March 5, 2009. Subject to the terms, provisions and conditions of the 2009 Rights Agreement, if these rights become exercisable, each right would initially represent the right to purchase from the Company 1/100th of a share of its Series A Participating Cumulative Preferred Stock for a purchase price of $85.00 (the “Purchase Price”). If issued, each fractional share of preferred stock would generally give a stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder, including without limitation any dividend, voting or liquidation rights. The rights will not be exercisable until the earlier of (i) ten calendar days after a public announcement by the Company that a person or group has become an Acquiring Person (as defined under the 2009 Rights Agreement) and (ii) ten business days after the commencement of a tender or exchange offer by a person or group if upon consummation of the offer the person or group would beneficially own 4.9% or more of the Company’s outstanding common stock.

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Stockholders’ Equity (continued)

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

As of May 31, 2009, the Company was authorized to repurchase four million shares under a board-approved stock repurchase program. The Company did not repurchase any of its common stock under this program in the six months ended May 31, 2009. The Company acquired $.6 million of common stock in the six months ended May 31, 2009, which were previously issued shares delivered to the Company by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the share repurchase program.

On February 9, 2009, in connection with the settlement of certain stockholder derivative litigation, the Company’s former chairman and chief executive officer relinquished 1,379,594 shares of restricted stock to the Company. These shares were transferred to the Company and are reflected as treasury stock.

During the quarter ended February 28, 2009, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 19, 2009 to stockholders of record on February 5, 2009. During the quarter ended May 31, 2009, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on May 21, 2009 to stockholders of record on May 7, 2009.

14.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) amends Statement of Financial Accounting Standards No. 141, “Business Combinations,” and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company is currently evaluating the potential impact of adopting SFAS No. 141(R) on its consolidated financial position and results of operations.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP No. FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009. FSP No. FAS 107-1 and APB 28-1 concerns disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings as well as expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. FSP No. FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact of adopting FSP No. FAS 115-2 and FAS 124-2 on its consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”). FSP No. FAS 157-4 provides additional guidance on factors to consider in estimating fair value for a financial asset or liability when there has been a significant decrease in market activity and guidance on identifying circumstances where a transaction is not orderly. FSP No. FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact of FSP No. FAS 157-4 on its consolidated financial position and results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated and whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the potential impact of SFAS No. 165 on its consolidated financial position and results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretations No. 46(R)” (“SFAS No. 167”). SFAS No. 167 revises the approach to determining the primary beneficiary of a VIE to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS No. 167 is effective for fiscal years beginning after

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Recent Accounting Pronouncements (continued)

November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is currently evaluating the potential impact of adopting SFAS No. 167 on its consolidated financial position and results of operations.

15.	Income Taxes

The Company’s income tax benefit totaled $5.2 million for the three months ended May 31, 2009, compared to income tax expense of $.6 million for the three months ended May 31, 2008. The Company’s effective income tax benefit rate was 6.2% in the second quarter of 2009 compared to an effective income tax expense rate of .2% for the second quarter of 2008. For the six months ended May 31, 2009, the Company’s income tax benefit totaled $6.7 million compared to income tax expense of $.9 million for the six months ended May 31, 2008. The Company’s effective income tax benefit rate was 4.7% in the six months ended May 31, 2009 compared to an income tax expense rate of .2% in the year-earlier period. The difference in the Company’s effective tax rate for the three months ended May 31, 2009 compared to the year-earlier period resulted primarily from the recognition of a $4.6 million federal and state income tax receivable based on the current status of federal audits and amended state filings. For the six months ended May 31, 2009, the difference in the effective tax rate compared to the year-earlier period resulted primarily from the recognition of the $4.6 million receivable and the reversal of a $1.8 million liability for unrecognized federal and state tax benefits.

In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. To the extent the Company generates taxable income in the future to utilize these tax benefits, the Company would expect to reverse the valuation allowance and decrease its effective tax rate on future income. However, to the extent the Company generates future operating losses, it would be required to increase the valuation allowance on its net deferred tax assets and its income tax provision would be adversely affected. During the three months ended May 31, 2009, the Company recorded a valuation allowance of $31.7 million against the net deferred tax assets generated from the net loss for the period. During the three months ended May 31, 2008, the Company recorded a similar valuation allowance of $98.9 million against net deferred tax assets. For the six months ended May 31, 2009 and 2008, the Company recorded valuation allowances of $54.4 million and $198.9 million, respectively, against the net deferred tax assets generated in those periods. The Company’s net deferred tax assets totaled $1.1 million at both May 31, 2009 and November 30, 2008. The deferred tax asset valuation allowance increased to $910.8 million at May 31, 2009 from $878.8 million at November 30, 2008. This increase reflected the net impact of the $54.4 million valuation allowance recorded during the first six months of 2009, offset by a reduction of deferred tax assets due to the forfeiture of certain equity-based awards.

During the three months ended May 31, 2009, the Company had $6.9 million of additions and $9.3 million of reductions to its total gross unrecognized tax benefits primarily due to the resolution of a state audit and the status of potential state adjustments. During the six months ended May 31, 2009, additions and reductions to the Company’s total gross unrecognized tax benefits were $10.2 million and $14.4 million, respectively. The total amount of gross unrecognized tax benefits, including interest and penalties, was $21.9 million as of May 31, 2009. The Company does not anticipate that total gross unrecognized tax benefits will significantly increase or decrease during the twelve months from this reporting date.

The benefits of the Company’s net operating losses, built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on the Company’s analysis performed as of May 31, 2009, the Company does not believe it has experienced a change in ownership as defined by Section 382, and therefore, the net operating losses, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation at this time.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2009	2008
Summary of cash and cash equivalents:
Homebuilding	$997,357	$1,305,077
Financial services	2,156	13,551

Total	$999,513	$1,318,628

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$27,653	$(263)
Income taxes refunded	(230,449)	(105,737)

Supplemental disclosures of noncash activities:
Cost of inventories acquired through seller financing	$6,494	$—
Decrease in consolidated inventories not owned	(31,529)	(123,528)

17.	Supplemental Guarantor Information

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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Operations Six Months Ended May 31, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$601,682	$90,149	$—	$691,831

Homebuilding:
Revenues	$—	$601,682	$86,984	$—	$688,666
Construction and land costs	—	(583,815)	(83,953)	—	(667,768)
Selling, general and administrative expenses	(27,049)	(84,857)	(21,863)	—	(133,769)

Operating loss	(27,049)	(66,990)	(18,832)	—	(112,871)
Interest income	4,346	417	516	—	5,279
Interest expense, net of amounts capitalized	20,699	(39,195)	(1,627)	—	(20,123)
Equity in loss of unconsolidated joint ventures	—	(17,481)	(4,015)	—	(21,496)

Homebuilding pretax loss	(2,004)	(123,249)	(23,958)	—	(149,211)

Financial services pretax income	—	—	6,056	—	6,056

Total pretax loss	(2,004)	(123,249)	(17,902)	—	(143,155)
Income tax benefit	100	5,800	800	—	6,700
Equity in net loss of subsidiaries	(134,551)	—	—	134,551	—

Net loss	$(136,455)	$(117,449)	$(17,102)	$134,551	$(136,455)

Condensed Consolidating Statements of Operations Six Months Ended May 31, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,103,933	$329,356	$—	$1,433,289

Homebuilding:
Revenues	$—	$1,103,933	$324,469	$—	$1,428,402
Construction and land costs	—	(1,274,907)	(393,574)	—	(1,668,481)
Selling, general and administrative expenses	(37,430)	(141,373)	(67,900)	—	(246,703)
Goodwill impairment	(24,570)	—	—	—	(24,570)

Operating loss	(62,000)	(312,347)	(137,005)	—	(511,352)
Interest income	20,466	1,894	194	—	22,554
Interest expense, net of amounts capitalized	40,062	(22,454)	(17,608)	—	—
Equity in loss of unconsolidated joint ventures	—	(4,115)	(41,246)	—	(45,361)

Homebuilding pretax loss	(1,472)	(337,022)	(195,665)	—	(534,159)

Financial services pretax income	—	—	10,957	—	10,957

Total pretax loss	(1,472)	(337,022)	(184,708)	—	(523,202)
Income tax expense	—	(600)	(300)	—	(900)
Equity in net loss of subsidiaries	(522,630)	—	—	522,630	—

Net loss	$(524,102)	$(337,622)	$(185,008)	$522,630	$(524,102)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Operations Three Months Ended May 31, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$341,461	$43,009	$—	$384,470

Homebuilding:
Revenues	$—	$341,461	$41,464	$—	$382,925
Construction and land costs	—	(338,102)	(38,708)	—	(376,810)
Selling, general and administrative expenses	(17,725)	(43,746)	(11,123)	—	(72,594)

Operating loss	(17,725)	(40,387)	(8,367)	—	(66,479)
Interest income	1,353	240	173	—	1,766
Interest expense, net of amounts capitalized	11,572	(20,323)	(2,720)	—	(11,471)
Equity in loss of unconsolidated joint ventures	—	(10,011)	(1,743)	—	(11,754)

Homebuilding pretax loss	(4,800)	(70,481)	(12,657)	—	(87,938)

Financial services pretax income	—	—	4,355	—	4,355

Total pretax loss	(4,800)	(70,481)	(8,302)	—	(83,583)
Income tax benefit	300	4,400	500	—	5,200
Equity in net loss of subsidiaries	(73,883)	—	—	73,883	—

Net loss	$(78,383)	$(66,081)	$(7,802)	$73,883	$(78,383)

Condensed Consolidating Statements of Operations Three Months Ended May 31, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$477,483	$161,582	$—	$639,065

Homebuilding:
Revenues	$—	$477,483	$159,611	$—	$637,094
Construction and land costs	—	(589,025)	(166,815)	—	(755,840)
Selling, general and administrative expenses	(22,737)	(67,142)	(29,186)	—	(119,065)
Goodwill impairment	(24,570)	—	—	—	(24,570)

Operating loss	(47,307)	(178,684)	(36,390)	—	(262,381)
Interest income	8,584	821	117	—	9,522
Interest expense, net of amounts capitalized	21,837	(13,776)	(8,061)	—	—
Equity in loss of unconsolidated joint ventures	—	(1,549)	(3,934)	—	(5,483)

Homebuilding pretax loss	(16,886)	(193,188)	(48,268)	—	(258,342)

Financial services pretax income	—	—	3,012	—	3,012

Total pretax loss	(16,886)	(193,188)	(45,256)	—	(255,330)
Income tax expense	—	(500)	(100)	—	(600)
Equity in net loss of subsidiaries	(239,044)	—	—	239,044	—

Net loss	$(255,930)	$(193,688)	$(45,356)	$239,044	$(255,930)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)

Condensed Consolidating Balance Sheets May 31, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$864,440	$17,474	$115,443	$—	$997,357
Restricted cash	102,160	—	—	—	102,160
Receivables	11,875	118,144	14,523	—	144,542
Inventories	—	1,736,954	157,009	—	1,893,963
Investments in unconsolidated joint ventures	—	170,682	499	—	171,181
Other assets	83,322	13,772	1,667	—	98,761

	1,061,797	2,057,026	289,141	—	3,407,964

Financial services	—	—	21,930	—	21,930
Investments in subsidiaries	21,456	—	—	(21,456)	—

Total assets	$1,083,253	$2,057,026	$311,071	$(21,456)	$3,429,894

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$136,048	$714,063	$174,931	$—	$1,025,042
Mortgages and notes payable	1,645,582	66,144	—	—	1,711,726

	1,781,630	780,207	174,931	—	2,736,768

Financial services	—	—	10,029	—	10,029
Intercompany	(1,381,474)	1,276,819	104,655	—	—
Stockholders’ equity	683,097	—	21,456	(21,456)	683,097

Total liabilities and stockholders’ equity	$1,083,253	$2,057,026	$311,071	$(21,456)	$3,429,894

Condensed Consolidating Balance Sheets
November 30, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Assets
Homebuilding:
Cash and cash equivalents	$987,057	$25,067	$123,275	$—	$1,135,399
Restricted cash	115,404	—	—	—	115,404
Receivables	218,600	126,713	12,406	—	357,719
Inventories	—	1,748,526	358,190	—	2,106,716
Investments in unconsolidated joint ventures	—	176,290	1,359	—	177,649
Other assets	83,028	13,954	2,279	—	99,261

	1,404,089	2,090,550	497,509	—	3,992,148

Financial services	—	—	52,152	—	52,152
Investments in subsidiaries	51,848	—	—	(51,848)	—

Total assets	$1,455,937	$2,090,550	$549,661	$(51,848)	$4,044,300

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$190,455	$786,717	$285,519	$—	$1,262,691
Mortgages and notes payable	1,845,169	96,368	—	—	1,941,537

	2,035,624	883,085	285,519	—	3,204,228

Financial services	—	—	9,467	—	9,467
Intercompany	(1,410,292)	1,207,465	202,827	—	—
Stockholders’ equity	830,605	—	51,848	(51,848)	830,605

Total liabilities and stockholders’ equity	$1,455,937	$2,090,550	$549,661	$(51,848)	$4,044,300

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)

Condensed Consolidating Statements of Cash Flows Six Months Ended May 31, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net loss	$(136,455)	$(117,449)	$(17,102)	$134,551	$(136,455)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	62,052	4,928	—	66,980
Changes in assets and liabilities:
Receivables	206,725	8,569	(1,316)	—	213,978
Inventories	—	(75,478)	196,216	—	120,738
Accounts payable, accrued expenses and other liabilities	(58,500)	(41,162)	(109,989)	—	(209,651)
Other, net	1,628	19,510	6,794	—	27,932

Net cash provided (used) by operating activities	13,398	(143,958)	79,531	134,551	83,522

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(12,535)	19,845	—	7,310
Sales (purchases) of property and equipment, net	(20)	(1,189)	295	—	(914)

Net cash provided (used) by investing activities	(20)	(13,724)	20,140	—	6,396

Cash flows from financing activities:
Change in restricted cash	13,244	—	—	—	13,244
Repayment of senior subordinated notes	(200,000)	—	—	—	(200,000)
Payments on mortgages, land contracts and other loans	—	(36,718)	—	—	(36,718)
Issuance of common stock under employee stock plans	1,691	—	—	—	1,691
Payments of cash dividends	(9,524)	—	—	—	(9,524)
Repurchases of common stock	(616)	—	—	—	(616)
Intercompany	59,210	186,807	(111,466)	(134,551)	—

Net cash provided (used) by financing activities	(135,995)	150,089	(111,466)	(134,551)	(231,923)

Net decrease in cash and cash equivalents	(122,617)	(7,593)	(11,795)	—	(142,005)
Cash and cash equivalents at beginning of period	987,057	25,067	129,394	—	1,141,518

Cash and cash equivalents at end of period	$864,440	$17,474	$117,599	$—	$999,513

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statements of Cash Flows Six Months Ended May 31, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net loss	$(524,102)	$(337,622)	$(185,008)	$522,630	$(524,102)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	266,856	95,092	—	361,948
Goodwill impairment	24,570	—	—	—	24,570
Changes in assets and liabilities:
Receivables	104,203	11,590	(8,199)	—	107,594
Inventories	—	155,070	63,051	—	218,121
Accounts payable, accrued expenses and other liabilities	(18,749)	(143,588)	(26,134)	—	(188,471)
Other, net	19,708	7,894	39,458	—	67,060

Net cash provided (used) by operating activities	(394,370)	(39,800)	(21,740)	522,630	66,720

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(28,484)	(30,706)	—	(59,190)
Sales (purchases) of property and equipment, net	5,933	(1,645)	90	—	4,378

Net cash provided (used) by investing activities	5,933	(30,129)	(30,616)	—	(54,812)

Cash flows from financing activities:
Payments on mortgages, land contracts and other loans	—	(1,335)	—	—	(1,335)
Issuance of common stock under employee stock plans	3,593	—	—	—	3,593
Payments of cash dividends	(38,723)	—	—	—	(38,723)
Repurchases of common stock	(557)	—	—	—	(557)
Intercompany	484,356	25,273	13,001	(522,630)	—

Net cash provided (used) by financing activities	448,669	23,938	13,001	(522,630)	(37,022)

Net increase (decrease) in cash and cash equivalents	60,232	(45,991)	(39,355)	—	(25,114)
Cash and cash equivalents at beginning of period	1,104,429	71,519	167,794	—	1,343,742

Cash and cash equivalents at end of period	$1,164,661	$25,528	$128,439	$—	$1,318,628

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding operations and our financial services operations. The following table presents a summary of our results for the six months and three months ended May 31, 2009 and 2008 (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2009	2008	2009	2008
Revenues:
Homebuilding	$688,666	$1,428,402	$382,925	$637,094
Financial services	3,165	4,887	1,545	1,971

Total	$691,831	$1,433,289	$384,470	$639,065

Pretax income (loss):
Homebuilding	$(149,211)	$(534,159)	$(87,938)	$(258,342)
Financial services	6,056	10,957	4,355	3,012

Total pretax loss	(143,155)	(523,202)	(83,583)	(255,330)
Income tax benefit (expense)	6,700	(900)	5,200	(600)

Net loss	$(136,455)	$(524,102)	$(78,383)	$(255,930)

Basic and diluted loss per share	$(1.78)	$(6.77)	$(1.03)	$(3.30)

Operating conditions remained turbulent throughout the second quarter of 2009, the result of both the prolonged housing market downturn and the broader-based economic recession. As in the first quarter of 2009, a general oversupply of new and resale homes, rising foreclosure activity, and tight mortgage lending standards continued to exert downward pressure on home selling prices and land values, and job market weakness constrained consumer demand for housing. At the same time, however, historically low home prices compared to median income levels and low interest rates pushed housing affordability to an all-time high in the second quarter of 2009 and there are indications that this may be moderating the imbalance of supply and demand in certain housing markets. In certain of our served markets during the second quarter, overall inventory levels fell, prices began to show signs of stabilizing and consumer confidence rose. Against these mixed market signals, we experienced lower year-over-year revenues, homes delivered and net orders in the 2009 second quarter, but narrowed our net loss for the quarter considerably from the year-earlier quarter. These results reflect the actions we have taken in pursuit of our three primary strategic goals: generating cash and maintaining a strong balance sheet; restoring our homebuilding operations to profitability; and positioning our business to capitalize on an eventual housing market recovery when it occurs. The timing of a sustained housing market recovery remains uncertain, however, and we cannot predict whether or to what extent any of the positive trends in the second quarter will continue for the third and fourth quarters of 2009. Looking forward, we currently anticipate that continued difficult market conditions will result in our reporting a lower number of homes delivered and lower revenues on a year-over-year basis through the remainder of our 2009 fiscal year.
Our total revenues of $384.5 million for the quarter ended May 31, 2009 decreased 40% from $639.1 million for the quarter ended May 31, 2008, due to a decline in housing revenues. Housing revenues totaled $380.8 million in the second quarter of 2009, down 40% from $636.7 million in the year-earlier quarter, due to a 37% decrease in homes delivered and a 5% decline in the average selling price. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. We delivered 1,761 homes at an average selling price of $216,200 in the second quarter of 2009 compared with 2,810 homes delivered at an average selling price of $226,600 in the second quarter of 2008. Each of our homebuilding segments experienced year-over-year decreases in both homes delivered and average selling prices during the second quarter.

The number of homes we delivered in the second quarter of 2009 decreased from the year-earlier quarter, mainly due to a 38% reduction in the number of active communities we operated. “Active communities” are those that deliver five or more homes in a particular reporting period. We have strategically reduced our overall active community count over the past several quarters to align our business operations with the significantly reduced home sales activity we have experienced relative to the peak levels of a few years ago. We have done this primarily by exiting underperforming markets, operating fewer communities in weaker markets and curtailing land acquisitions and development activities. As a result of these efforts, our inventory balance of $1.89 billion at May 31, 2009 was 27% lower than the $2.61 billion balance at May 31, 2008. Our ongoing strategic transition to the new The Open Series™ product line, which is described further below under “Outlook,” also contributed to our lower year-over-year active community count in the second quarter of 2009 as it temporarily reduced the number of homes delivered in some transitioning communities.
Our average selling prices declined in the second quarter of 2009 relative to the year-earlier quarter due to targeted price reductions we implemented in response to intense competition, and to our roll-out of product at lower price points compared to our pre-existing product.
Included in our total revenues were financial services revenues of $1.6 million in the three months ended May 31, 2009 and $2.0 million in the three months ended May 31, 2008. Financial services revenues decreased in the second quarter of 2009 primarily due to the lower number of homes we delivered in the period compared to a year ago, which reduced the title and insurance services revenue generated by our financial services segment.
We generated a net loss of $78.4 million, or $1.03 per diluted share, for the three months ended May 31, 2009, compared to a net loss of $255.9 million, or $3.30 per diluted share, for the year-earlier period. The improvement in our financial results reflected a significant reduction in our total charges for inventory and joint venture impairments and land option contract abandonments, an increase in our housing gross profit margin, and lower selling, general and administrative expenses. Our net loss for the quarter ended May 31, 2009 included pretax, noncash charges of $49.5 million for inventory and joint venture impairments and land option contract abandonments. In the year-earlier quarter, our net loss included $176.5 million of similar charges, as well as a $24.6 million goodwill impairment charge. Our housing gross profit margin, excluding inventory impairment and land option contract abandonment charges, improved year-over-year to 12.7% from 8.7%, mainly due to our ongoing implementation of initiatives to roll-out more cost-effective product, reduce direct construction costs and increase operating efficiencies, consistent with the principles of our KBnxt operational business model. Our selling, general and administrative expenses decreased 39% to $72.6 million in the second quarter of 2009, down from $119.1 million in the year-earlier quarter, reflecting the operational consolidations and workforce reductions that we have implemented over the past several quarters to reduce our overhead costs.
For the six months ended May 31, 2009, our Company-wide revenues totaled $691.8 million, down 52% from $1.43 billion for the six months ended May 31, 2008. Included in our total revenues were financial services revenues of $3.2 million in the first six months of 2009 and $4.9 million in the year-earlier period. Our net loss for the six months ended May 31, 2009 totaled $136.5 million, or $1.78 per diluted share, including pretax, noncash charges of $81.8 million for inventory and joint venture impairments and land option contract abandonments, and an after-tax $54.4 million valuation allowance charge against net deferred tax assets to fully reserve the tax benefits generated from our pretax loss in the period. For the six months ended May 31, 2008, we reported a net loss of $524.1 million, or $6.77 per diluted share, including pretax, noncash charges of $400.5 million for inventory and joint venture impairments and land option contract abandonments, and $24.6 million for goodwill impairment, and an after-tax $198.9 million valuation charge against the net deferred tax assets generated during the period.
Consistent with our operational goal of maintaining a strong cash position and balance sheet, we ended the 2009 second quarter with $1.10 billion of cash and cash equivalents and restricted cash, no cash borrowings under the Credit Facility and no public debt maturities until 2011. Our debt balance at May 31, 2009 was $1.71 billion, down $229.8 million from the end of our 2008 fiscal year, mainly due to the maturity and repayment of our $200 Million Senior Subordinated Notes on December 15, 2008.
Our backlog at May 31, 2009 comprised of 3,804 new home orders, representing projected future housing revenues of approximately $796.9 million, compared to a backlog at May 31, 2008 of 6,233 new home orders representing potential future housing revenues of approximately $1.47 billion. Our lower backlog at the end of the second quarter of 2009 compared to the year-earlier quarter primarily reflected lower inventory levels, a lower active community count, lower net orders and lower average selling prices.

Our homebuilding operations generated 2,910 net orders in the second quarter of 2009, down 31% from 4,200 net orders in the year-earlier quarter. However, our net orders rose 59% from the 1,827 net orders generated in the first quarter of 2009. This sequential increase reflected a seasonal increase in demand and strong sales of the new The Open Series product in communities where we have introduced it. The positive response we have received to The Open Series in the first six months of 2009 has exceeded our preliminary internal expectations, and we believe the sales momentum generated by this product will help us achieve favorable year-over-year net order comparisons in the third and fourth quarters of 2009. As a percentage of gross orders, our second-quarter cancellation rate improved to 20% from 28% in the first quarter of 2009 and 27% in the second quarter of 2008. Our cancellation rates as a percentage of gross orders improved in each of our homebuilding segments in the second quarter of 2009. As a percentage of beginning backlog, the cancellation rate also improved to 27% in the second quarter of 2009 from 31% in the first quarter of 2009 and 33% in the second quarter of 2008.
HOMEBUILDING
We have grouped our homebuilding activities into four reportable segments, which we refer to as West Coast, Southwest, Central and Southeast. As of May 31, 2009, these segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, North Carolina and South Carolina.
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Six Months Ended May 31,		Three Months Ended May 31,
	2009	2008	2009	2008
Revenues:
Housing	$685,260	$1,363,433	$380,806	$636,719
Land	3,406	64,969	2,119	375

Total	688,666	1,428,402	382,925	637,094

Costs and expenses:
Construction and land costs
Housing	662,876	1,520,091	373,453	748,098
Land	4,892	148,390	3,357	7,742

Total	667,768	1,668,481	376,810	755,840
Selling, general and administrative expenses	133,769	246,703	72,594	119,065
Goodwill impairment	—	24,570	—	24,570

Total	801,537	1,939,754	449,404	899,475

Operating loss	$(112,871)	$(511,352)	$(66,479)	$(262,381)

Homes delivered	3,206	5,738	1,761	2,810
Average selling price	$213,700	$237,600	$216,200	$226,600
Housing gross margin	3.3%	-11.5%	1.9%	-17.5%

Selling, general and administrative expenses as a percent of housing revenues	19.5%	18.1%	19.1%	18.7%

Operating loss as a percent of homebuilding revenues	-16.4%	-35.8%	-17.4%	-41.2%

The following tables present homes delivered, net orders and cancellation rates (based on gross orders) by reporting segment and with respect to our unconsolidated joint ventures for the three-month and six-month periods ended May 31, 2009 and 2008, and ending backlog at May 31, 2009 and 2008:

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2009	2008	2009	2008	2009	2008
West Coast	569	603	928	977	16%	29%
Southwest	241	534	359	760	18	21
Central	525	863	1,048	964	20	31
Southeast	426	810	575	1,499	26	26

Total	1,761	2,810	2,910	4,200	20%	27%

Unconsolidated joint ventures	55	74	45	131	31%	24%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2009	2008	2009	2008	2009	2008
West Coast	920	1,217	1,387	1,516	20%	34%
Southwest	508	1,274	581	946	22	32
Central	972	1,762	1,670	1,195	23	45
Southeast	806	1,485	1,099	1,992	27	34

Total	3,206	5,738	4,737	5,649	23%	36%

Unconsolidated joint ventures	78	149	73	179	39%	31%

	May 31,
			Backlog - Value
	Backlog - Homes		(In Thousands)
Segment	2009	2008	2009	2008
West Coast	1,048	1,489	$334,600	$516,073
Southwest	421	978	72,429	222,279
Central (a)	1,419	1,444	228,723	260,404
Southeast	916	2,322	161,104	467,141

Total	3,804	6,233	$796,856	$1,465,897

Unconsolidated joint ventures	62	239	$24,118	$101,748

(a)	The ending backlog amounts at May 31, 2009 have been adjusted to reflect the consolidation of a previously unconsolidated joint venture in the second quarter of 2009.
Revenues. Homebuilding revenues decreased by $254.2 million, or 40%, to $382.9 million in the three months ended May 31, 2009 from $637.1 million in the year-earlier quarter, due to a decrease in housing revenues. Housing revenues of $380.8 million for the three months ended May 31, 2009 decreased by $255.9 million, or 40%, from $636.7 million in the year-earlier quarter, due to a 37% decrease in homes delivered and a 5% decline in the average selling price. We delivered 1,761 homes in the second quarter of 2009, down from 2,810 homes delivered in the year-earlier quarter, largely due to a 38% reduction in our active community count. We have strategically reduced our community count over the past several quarters to align our business operations with the significantly reduced home sales activity we have experienced relative to the peak levels of a few years ago. We expect our lower active community count to reduce the number of homes we deliver and the amount of revenues we generate from our housing operations on a year-over-year basis for the remainder of our 2009 fiscal year.
Our overall average selling price of $216,200 for the three months ended May 31, 2009 decreased from $226,600 in the year-earlier period. Year-over-year, average selling prices declined 4% in our West Coast segment, 23% in our Southwest segment, 8% in our Central segment and 15% in our Southeast segment, due to downward pricing pressures. These pressures included — to varying degrees depending on local market circumstances — difficult economic and job market conditions, intense competition from homebuilders and sellers of existing and foreclosed homes, and our roll-out of product at lower price points compared to pre-existing product to meet consumer demand for more affordable homes. We expect our overall average selling price to decrease further in 2009 as these downward pricing pressures are likely to continue.
Homebuilding revenues for the six months ended May 31, 2009 decreased by $739.7 million, or 52%, to $688.6 million from $1.43 billion for the year-earlier period, due to lower housing and land sale revenues. Housing revenues for the six months ended May 31, 2009 totaled $685.3 million, down 50% from $1.36 billion in the year-earlier period, reflecting a 44% decrease in the number of homes delivered and a 10% decline in our average selling price. Our total number of homes delivered decreased to 3,206 in the first six months of 2009 from 5,738 in the first six months of 2008, largely due to the reduction in the number of active communities we operated between periods. Reflecting the downward pricing pressures described above, our average selling price decreased to $213,700 in the first six months of 2009 from $237,600 in the corresponding period of 2008.
Revenues from land sales totaled $2.1 million in the three months ended May 31, 2009, compared to $.4 million in the year-earlier period. For the six months ended May 31, 2009, revenues from land sales totaled $3.4 million compared to $65.0 million for the corresponding period of 2008. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions. Land sale revenues for the six months ended May 31, 2009 decreased substantially compared to the six months ended May 31, 2008 as we sold a greater volume of land in the year-earlier period that no longer fit our marketing strategy, rather than hold it for future development.
Operating Loss. Our homebuilding business generated operating losses of $66.5 million for the three months ended May 31, 2009 and $262.4 million for the three months ended May 31, 2008, mainly due to losses from housing operations. Our homebuilding operating losses represented negative 17.4% of homebuilding revenues in the second quarter of 2009 and negative 41.2% of homebuilding revenues in the year-earlier quarter. The homebuilding operating loss improved on a percentage basis in the three months ended May 31, 2009 compared to the year-earlier period due to an increase in our housing gross margin, partly offset by an increase in our selling, general and administrative expenses as a percent of revenues.
Within our housing operations, the second quarter 2009 operating loss decreased from the year-earlier quarter, largely due to lower pretax, noncash charges for inventory impairments and land option contract abandonments, an improved gross margin and lower selling, general and administrative expenses. Inventory impairment and land option contract abandonment charges totaled $42.3 million in the second quarter of 2009, down from $174.4 million in the second quarter of 2008. Of the inventory-related charges recorded in the 2009 second quarter, 68% related to our West Coast segment, 3% related to our Southwest segment, 4% related to our Central segment and 25% related to our Southeast segment.
The inventory impairments we recorded in the second quarters of 2009 and 2008 reflected declining asset values in certain markets due to the difficult economic and housing market conditions in both periods, including a persistent oversupply of new and resale homes, rising foreclosure activity, heightened competition for sales, and turmoil and tightening in the consumer mortgage lending and other credit markets. The charges for land option contract abandonments reflected our termination of land option contracts on projects that no longer met our investment standards. Our housing gross margin, including inventory-related charges, improved 19.4 percentage points to positive 1.9% in the second quarter of 2009 from negative 17.5% in the year-earlier quarter. Excluding the inventory-related charges of $41.0 million in the second quarter of 2009 and $167.1 million in the second quarter of 2008, our housing gross margin would have been positive 12.7% in 2009 and positive 8.7% in 2008. This improvement reflects the combined impact of our initiatives to roll-out more cost-effective product, such as the new The Open Series product line, reduce direct construction costs and increase operating efficiencies, consistent with the principles of our KBnxt operational business model. To a lesser extent, our margins were favorably impacted by the inventory-related charges we took in prior quarters.
Company-wide land sales generated a loss of $1.2 million in the three months ended May 31, 2009, including $1.3 million of pretax, noncash impairment charges related to planned future land sales. In the three months ended May 31, 2008, land sales produced a loss of $7.4 million, which included $7.3 million of similar impairment charges.
As of May 31, 2009, the aggregate carrying value of inventory that had been impacted by pretax, noncash impairment charges was $888.4 million, representing 148 communities and various other land parcels. As of November 30, 2008, the aggregate carrying value of inventory that had been impacted by pretax, noncash impairment charges was $1.01 billion, representing 163 communities and various other land parcels.
Selling, general and administrative expenses in the three months ended May 31, 2009 decreased by $46.5 million, or 39%, to $72.6 million from $119.1 million in the year-earlier quarter. The year-over-year decrease was driven by the operational consolidations and workforce reductions we have implemented over the past several quarters to adjust our operations to the significantly reduced home sales activity we have experienced relative to the peak levels of a few years ago. Most of the cost reductions in the second quarter of 2009 were related to salaries and other payroll-related expenses, stemming from a 42% decrease in our personnel from the year-earlier quarter. As a percent of housing revenues, selling, general and administrative expenses increased to 19.1% in the three months ended May 31, 2009 from 18.7% in the corresponding 2008 period, largely due to the sharp year-over-year decline in our housing revenues. Our selling, general and administrative expenses as a percent of housing revenues in the second quarter of 2009 decreased by one percentage point compared to the first quarter of 2009. We expect, however, that our selling, general and administrative expenses as a percent of housing revenues in 2009 will remain above year-earlier and historical levels in part due to our strategic decision to maintain an operational platform that can effectively respond to the long-term growth opportunities that we expect will arise as housing markets stabilize.
Our homebuilding operations posted operating losses of $112.9 million for the first six months of 2009 and $511.4 million for the first six months of 2008, due to losses from both housing operations and land sales. As a percentage of homebuilding revenues, the operating loss improved to negative 16.4% in the first six months of 2009 compared to negative 35.8% in the first six months of 2008, largely due to an increase in our housing gross margin to positive 3.3% in the first six months of 2009 from negative 11.5% for the corresponding period of 2008. Our housing gross margin improved in 2009 primarily due to a decrease in pretax, noncash charges for inventory impairments and land option contract abandonments, and the favorable impact of our operational initiatives designed to reduce direct construction costs and increase operating efficiencies. In the six months ended May 31, 2009, the housing gross margin reflected $65.7 million of inventory impairment and land option contract abandonment charges compared to $277.4 million of similar charges in the year-earlier period. Company-wide land sales generated a loss of $1.5 million in the first six months of 2009, including $1.3 million of impairment charges related to future land sales. In the first six months of 2008, land sales produced losses of $83.4 million, including $84.5 million of similar impairment charges.
Selling, general and administrative expenses decreased by $112.9 million, or 46%, to $133.8 million in the six months ended May 31, 2009 from $246.7 million in the corresponding period of 2008. As a percentage of housing revenues, selling, general and administrative expenses increased to 19.5% in the first six months of 2009 from 18.1% in the year-earlier period, primarily due to the substantial year-over-year decline in our housing revenues.
Interest Income. Interest income, which is generated from short-term investments and mortgages receivable, totaled $1.8 million in the three months ended May 31, 2009 and $9.5 million in the three months ended May 31, 2008. For the six months ended May 31, 2009, interest income totaled $5.3 million compared to $22.6 million in the year-earlier period. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates. Interest income decreased in the three months and six months ended May 31, 2009 compared to the year-earlier periods, due to a decrease in the average balance of cash and cash equivalents we maintained and lower interest rates. The lower interest rates reflect in part the investment of the majority of our cash and cash equivalents in money market accounts that are covered by the U.S. Treasury’s Temporary Guarantee Program and in U.S. government securities.

Interest Expense, Net of Amounts Capitalized. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $11.5 million and $20.1 million in the three months and six months ended May 31, 2009, respectively. In the corresponding periods of 2008, all of our interest was capitalized and consequently, we had no interest expense, net of amounts capitalized. The percentage of interest capitalized was 59% in the three months ended May 31, 2009 and 65% in the six months ended May 31, 2009. These percentages decreased from the corresponding year-earlier periods because the amount of inventory qualifying for interest capitalization was below our debt level, reflecting the inventory reduction strategies we have implemented over the past several quarters, and our suspension of land development in certain communities. Gross interest incurred decreased to $28.0 million in the second quarter of 2009 from $38.4 million in the corresponding quarter of 2008. For the first six months of 2009, gross interest incurred totaled $57.3 million compared to $76.9 million in the first six months of 2008. The decrease in gross interest incurred in the three months and six months ended May 31, 2009 compared to the corresponding year-earlier periods reflected our overall lower debt levels in 2009. We expect to incur interest expense, net of amounts capitalized, throughout 2009.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $11.8 million in the three months ended May 31, 2009 compared to $5.5 million in the three months ended May 31, 2008. Our equity in loss of unconsolidated joint ventures included pretax, noncash charges of $7.2 million in the second quarter of 2009 and $2.1 million in the second quarter of 2008 to recognize the impairment of certain unconsolidated joint venture investments. Our unconsolidated joint ventures posted combined revenues of $22.7 million in the second quarter of 2009 compared to $27.9 million in the year-earlier quarter, primarily due to a decrease in homes delivered from unconsolidated joint ventures in 2009. Our unconsolidated joint ventures delivered 55 homes in the second quarter of 2009 and 74 homes in the second quarter of 2008. For the six months ended May 31, 2009, our equity in loss of unconsolidated joint ventures totaled $21.5 million compared to $45.4 million for the same period of 2008. These amounts included pretax, noncash charges of $14.8 million in the six months ended May 31, 2009 and $38.5 million in the six months ended May 31, 2008 to recognize the impairment of certain unconsolidated joint venture investments. Combined revenues from our unconsolidated joint ventures totaled $34.2 million in the first six months of 2009 and $55.3 million in the first six months of 2008. During the first six months of 2009, our unconsolidated joint ventures delivered 78 homes, compared to 149 homes delivered in the first six months of 2008. Activities performed by our unconsolidated joint ventures generally include buying, developing and selling land, and, in some cases, constructing and delivering homes. Unconsolidated joint ventures generated combined losses of $26.3 million in the second quarter of 2009 and $98.7 million in the corresponding quarter of 2008. In the first six months of 2009 and 2008, unconsolidated joint ventures generated combined losses of $39.4 million and $117.5 million, respectively.
HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2009	2008	2009	2008
West Coast:
Revenues	$290,178	$440,939	$181,658	$199,863
Construction and land costs	(289,710)	(555,605)	(190,085)	(275,990)
Selling, general and administrative expenses	(34,929)	(56,141)	(18,767)	(27,361)

Operating loss	(34,461)	(170,807)	(27,194)	(103,488)
Other, net	(17,960)	(2,629)	(12,906)	2,039

Pretax loss	$(52,421)	$(173,436)	$(40,100)	$(101,449)

	Six Months Ended May 31,		Three Months Ended May 31,
	2009	2008	2009	2008
Southwest:
Revenues	$96,446	$364,201	$44,173	$122,354
Construction and land costs	(95,373)	(439,692)	(38,347)	(167,401)
Selling, general and administrative expenses	(15,255)	(37,416)	(8,109)	(15,763)

Operating loss	(14,182)	(112,907)	(2,283)	(60,810)
Other, net	(11,764)	(5,173)	(2,925)	(1,843)

Pretax loss	$(25,946)	$(118,080)	$(5,208)	$(62,653)

Central:
Revenues	$160,755	$300,475	$83,110	$148,586
Construction and land costs	(140,028)	(286,161)	(72,356)	(133,398)
Selling, general and administrative expenses	(26,704)	(49,325)	(13,849)	(22,951)

Operating loss	(5,977)	(35,011)	(3,095)	(7,763)
Other, net	(4,536)	(6,769)	(1,261)	(4,075)

Pretax loss	$(10,513)	$(41,780)	$(4,356)	$(11,838)

Southeast:
Revenues	$141,287	$322,787	$73,984	$166,291
Construction and land costs	(138,314)	(381,933)	(73,946)	(176,849)
Selling, general and administrative expenses	(22,329)	(57,667)	(10,380)	(26,754)

Operating loss	(19,356)	(116,813)	(10,342)	(37,312)
Other, net	(10,285)	(28,079)	(5,474)	(3,468)

Pretax loss	$(29,641)	$(144,892)	$(15,816)	$(40,780)

West Coast — Total revenues from our West Coast segment decreased 9% to $181.7 million in the quarter ended May 31, 2009 from $199.9 million in the year-earlier quarter. The revenues in both periods were entirely attributable to housing operations. The year-over-year decline in revenues reflected a 6% decrease in homes delivered and a 4% decrease in the average selling price. We delivered 569 homes in the second quarter of 2009, down from 603 in the year-earlier quarter, despite an 8% increase in the number of active communities we operated. The average selling price decreased to $319,300 in the quarter ended May 31, 2009 from $331,400 in the quarter ended May 31, 2008, due to downward pricing pressures stemming from intense competition and our roll-out of product at lower price points compared to pre-existing product.
This segment generated pretax losses of $40.1 million for the quarter ended May 31, 2009 and $101.5 million for the quarter ended May 31, 2008. The pretax loss narrowed in the second quarter of 2009 compared to the year-earlier quarter primarily due to a decrease in total charges for inventory and joint venture impairments and land option contract abandonments. These charges decreased to $36.0 million in the second quarter of 2009 from $90.0 million in the year-earlier quarter. As a percentage of revenues, such charges were 20% in the second quarter of 2009 compared to 45% in the second quarter of 2008. The gross margin was negative 4.6% in the second quarter of 2009 compared to negative 38.1% in the year-earlier quarter due to reduced inventory impairment charges and our reduction of direct construction costs. Selling, general and administrative expenses decreased by $8.6 million, or 31%, to $18.8 million in the second quarter of 2009 from $27.4 million in the second quarter of 2008, reflecting operational consolidations, workforce reductions and other cost-saving initiatives. Other, net expenses included $7.2 million of joint venture impairment charges in the second quarter of 2009, but included no such charges in the second quarter of 2008.
For the six months ended May 31, 2009, our West Coast segment generated total revenues of $290.2 million, down 34% from $440.9 million in the year-earlier period. The revenues in both periods were entirely attributable to housing operations. Revenues decreased in the first six months of 2009 from the year-earlier period due to a 24% decrease in homes delivered and a 13% decline in the average selling price. Homes delivered decreased to 920 in the six months ended May 31, 2009 from 1,217 in the six months ended May 31,

2008, primarily due to a 16% year-over-year reduction in the number of active communities we operated. The average selling price fell to $315,400 in the first six months of 2009 from $362,300 in the year-earlier period, reflecting the same downward pricing pressures described above with respect to the three-month period ended May 31, 2009.
Pretax losses from this segment totaled $52.4 million for the six months ended May 31, 2009 and $173.4 million for the year-earlier period. Pretax results improved in the first six months of 2009 compared to the first six months of 2008, largely due to a decrease in total charges for inventory and joint venture impairments and land option contract abandonments. These charges decreased to $43.3 million in the first six months of 2009 from $150.3 million in the year-earlier period and, as a percentage of revenues, were 15% and 34% in the first six months of 2009 and 2008, respectively. The gross margin improved to positive .2% in the six months ended May 31, 2009 from negative 26.0% in the year-earlier period, due to the same factors described above with respect to the three-month period ended May 31, 2009. Selling, general and administrative expenses of $34.9 million in the first six months of 2009 decreased by $21.2 million, or 38%, from $56.1 million in the first six months of 2008 as a result of operational consolidations, workforce reductions and other cost-savings initiatives. Other, net expenses included $7.2 million of joint venture impairment charges in the six months ended May 31, 2009, and $8.1 million of such charges in the six months ended May 31, 2008.
Southwest — Our Southwest segment generated total revenues of $44.2 million in the second quarter of 2009, down 64% from $122.3 million in the year-earlier quarter due to lower housing revenues. In the second quarter of 2009, housing revenues fell 65% to $42.5 million from $122.3 million in the year-earlier quarter due to a 55% decrease in homes delivered and a 23% decrease in the average selling price. We delivered 241 homes at an average selling price of $176,200 in the second quarter of 2009 compared to 534 homes at an average selling price of $229,100 in the year-earlier quarter. The year-over-year decrease in homes delivered was largely due to a 46% decrease in the number of active communities we operated. The decline in the average selling price reflected intense pricing pressure stemming from an oversupply of new and resale homes in the marketplace, rising foreclosures and lower demand, as well as our roll-out of product at lower price points compared to pre-existing product. In the second quarter of 2009, land sale revenues totaled $1.7 million. There were no land sales in the Southwest segment in the second quarter of 2008.
Pretax losses from this segment totaled $5.2 million in the three months ended May 31, 2009 and $62.7 million in the three months ended May 31, 2008. The pretax loss in the second quarter of 2009 decreased from the year-earlier quarter, mainly due to lower inventory impairment charges. These charges totaled $1.3 million in the second quarter of 2009 and $50.9 million in the year-earlier quarter and represented 3% of revenues in the second quarter of 2009 compared to 42% in the second quarter of 2008. The gross margin improved to positive 13.2% in the second quarter of 2009 from negative 36.8% in the second quarter of 2008, largely due to the reduced inventory impairment charges. Selling, general and administrative expenses decreased by $7.7 million, or 49%, to $8.1 million in the quarter ended May 31, 2009 from $15.8 million in the year-earlier quarter, primarily due to our actions to streamline overhead costs.
For the first six months of 2009, total revenues from this segment decreased to $96.4 million, down 74% from $364.2 million in the year-earlier quarter, reflecting lower revenues from housing and land sales. Housing revenues fell 69% to $94.7 million from $301.5 million in the year-earlier period due to a 60% decrease in homes delivered and a 21% decrease in the average selling price. We delivered 508 homes in the six months ended May 31, 2009 compared to 1,274 homes delivered in the year-earlier period, largely due to a 55% decrease in the number of active communities we operated. The average selling price fell to $186,500 in the first six months of 2009 from $236,700 in the year-earlier period, reflecting the downward pricing pressures described above with respect to the three-month period ended May 31, 2009. Land sale revenues totaled $1.7 million in the first half of 2009 compared to $62.7 million in the first half of 2008.
The pretax losses from this segment decreased to $25.9 million in the six months ended May 31, 2009 from $118.1 million in the year-earlier period, mainly due to lower total charges for inventory and joint venture impairments and land option contract abandonments. These charges decreased to $18.7 million in the first six months of 2009 from $108.0 million in the first six months of 2008 and represented 19% of revenues in the six months ended May 31, 2009 compared to 30% in the year-earlier period. The gross margin improved to positive 1.1% in the six months ended May 31, 2009 from negative 20.7% in the year-earlier period, mainly due to the reduced inventory impairment charges. Selling, general and administrative expenses decreased by $22.1 million, or 59%, to $15.3 million in the six months ended May 31, 2009 from $37.4 million in the year-earlier period primarily due to overhead reductions and other cost-savings initiatives. Other, net expenses included $5.4 million of joint venture impairment charges in the first six months of 2009 and $5.0 million of similar charges in the first six months of 2008.
Central — Total revenues from our Central segment decreased 44% to $83.1 million for the three months ended May 31, 2009 from $148.6 million for the three months ended May 31, 2008, due to a decrease in housing revenues. Housing revenues declined 44% to $82.7 million in the second quarter of 2009 from $148.3 million in the year-earlier quarter due to a 39% decrease in homes delivered and an 8% decline in the average selling price. In the second quarter of 2009, we delivered 525 homes at an average selling price of $157,500 compared to 863 homes in the second quarter of 2008 at an average selling price of $171,800. The decrease in homes delivered reflected a 49% reduction in the number of active communities we operated. The lower average selling price reflected downward pricing pressure and our roll-out of lower-priced product. Land sale revenues totaled $.4 million in the second quarter of 2009 and $.3 million in the year-earlier quarter.
Pretax losses from this segment totaled $4.4 million in the quarter ended May 31, 2009 and $11.8 million in the quarter ended May 31, 2008. The year-over-year decrease in the pretax loss reflected lower total charges for inventory and joint venture impairments and a decrease in selling, general and administrative expenses. Total impairment charges decreased to $1.6 million in the second quarter of 2009 from $5.4 million in the year-earlier quarter and represented 2% and 4% of total revenues, respectively. The gross margin from our Central segment increased to 12.9% in the second quarter of 2009 from 10.2% in the year-earlier quarter due to the lower level of inventory impairment charges. Selling, general and administrative expenses of $13.8 million in the second quarter of 2009 decreased by $9.2 million, or 40%, from $23.0 million in the second quarter of 2008 as a result of our efforts to align our overhead costs with the reduced level of home sales activity. Other, net expenses included no joint venture impairment charges in the second quarter of 2009 and $2.1 million of such charges in the second quarter of 2008.
For the six months ended May 31, 2009, this segment posted total revenues of $160.7 million, down 46% from $300.5 million in the year-earlier period. Housing revenues decreased to $160.3 million in the first six months of 2009 from $299.6 million in the year-earlier period, mainly due to a 45% decrease in homes delivered and a 3% decline in the average selling price. Homes delivered decreased to 972 in the six months ended May 31, 2009 from 1,762 in the year-earlier period, partly due to a 46% year-over-year reduction in the number of active communities we operated. The average selling price declined to $164,900 in the first six months of 2009 from $170,000 in the year-earlier period, primarily due to pricing pressure and our roll-out of product at lower price points compared to pre-existing product. Land sale revenues totaled $.5 million in the six months ended May 31, 2009 and $.9 million in the six months ended May 31, 2008.
This segment generated pretax losses of $10.5 million for the six months ended May 31, 2009 and $41.8 million for the six months ended May 31, 2008. The pretax loss narrowed in the first six months of 2009 compared to the year-earlier period largely due to lower total inventory and joint venture impairment charges. These charges decreased to $1.6 million in the first six months of 2009 from $23.2 million in the year-earlier period. As a percentage of revenues, inventory and joint venture impairment charges were 1% in the first six months of 2009 compared to 8% in the first six months of 2008. The gross margin improved to 12.9% in the six months ended May 31, 2009 from 4.8% in the year-earlier period, reflecting the lower level of inventory impairment charges. Selling, general and administrative expenses of $26.7 million in the first six months of 2009 decreased by $22.6 million, or 46%, from $49.3 million in the first six months of 2008 as a result of our efforts to calibrate our operations to the reduced level of housing activity. Other, net expenses included no joint venture impairment charges in the six months ended May 31, 2009 and $2.6 million of such charges in the six months ended May 31, 2008.
Southeast — Our Southeast segment produced total revenues of $73.9 million in the quarter ended May 31, 2009, down 56% from $166.3 million in the quarter ended May 31, 2008, due to a decrease in housing revenues. The revenues in the second quarter of 2009 and 2008 were substantially all attributable to housing operations. The year-over-year decline in housing revenues reflected a 47% decrease in homes delivered and a 15% decline in the average selling price. Homes delivered decreased to 426 in the second quarter of 2009 from 810 in the year-earlier quarter, largely due to a 48% decrease in the number of active communities we operated. The average selling price declined to $173,700 in the second quarter of 2009 from $205,300 in the year-earlier quarter, due to downward pricing pressure from highly competitive conditions and our roll-out of product at lower price points compared to pre-existing product.
Pretax losses from this segment totaled $15.8 million in the three months ended May 31, 2009 and $40.8 million in the three months ended May 31, 2008. The loss in the second quarter of 2009 improved from the year-earlier quarter due to lower inventory impairment and land option contract abandonment charges, a higher gross margin and lower selling, general and administrative expenses. Inventory impairment and land option contract abandonment charges totaled $10.6 million in the second quarter of 2009, down from $30.2 million in the year-earlier quarter. As a percentage of revenues, inventory impairment and land option contract abandonment charges were 14% in the second quarter of 2009 compared to 18% in the year-earlier period. The gross margin improved to positive .1% in the second quarter of 2009 from negative 6.3% in the second quarter of 2008, reflecting lower inventory impairment and land option contract abandonment charges, reductions in direct construction costs and increased operating efficiencies. Selling, general and administrative expenses of $10.4 million in the three months ended May 31, 2009 decreased by $16.4 million, or 61%, from $26.8 million in the year-earlier period, reflecting our actions to reduce overhead costs.
For the first six months of 2009, total revenues from this segment decreased to $141.3 million, down 56% from $322.8 million in the year-earlier period, primarily due to lower housing revenues. Housing revenues declined 56% to $140.1 million from $321.4 million in the first six months of 2008 due to a 46% decrease in homes delivered and a 20% decrease in the average selling price. We delivered 806 homes in the six months ended May 31, 2009 compared to 1,485 homes delivered in the year-earlier period, reflecting a 47% decrease in the number of active communities we operated. The average selling price declined to $173,800 in the first six months of 2009 from $216,400 in the year-earlier period, due to the downward pricing pressures described above with respect to the three-month period ended May 31, 2009. Land sale revenues totaled $1.2 million in the six months ended May 31, 2009 compared to $1.4 million in the six months ended May 31, 2008.
This segment generated pretax losses of $29.6 million for the six months ended May 31, 2009 and $144.9 million for the six months ended May 31, 2008. The year-over-year decrease in the net loss reflected the lower total charges for inventory and joint venture impairments and land option contract abandonments, which decreased to $18.2 million in the first six months of 2009 from $119.0 million in the year-earlier period. As a percentage of revenues, these charges were 13% in the first six months of 2009 compared to 37% in the first six months of 2008. The gross margin improved to positive 2.1% in the six months ended May 31, 2009 from negative 18.3% in the year-earlier period, reflecting the lower level of inventory impairment and land option contract abandonment charges. Selling, general and administrative expenses of $22.3 million in the first six months of 2009 decreased by $35.4 million, or 61%, from $57.7 million in the first six months of 2008 as a result of our actions to reduce overhead to align with reduced home sales activity. Included in other, net expenses were joint venture impairments of $2.2 million in the six months ended May 31, 2009 and $22.8 million in the six months ended May 31, 2008.
FINANCIAL SERVICES
Our financial services segment provides title and insurance services to our homebuyers. This segment also provides mortgage banking services to our homebuyers indirectly through KB Home Mortgage. We and CWB Venture Management Corporation, a subsidiary of Bank of America, N.A., each have a 50% ownership interest in KB Home Mortgage. KB Home Mortgage is operated by our joint venture partner and is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.
The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2009	2008	2009	2008
Revenues	$3,165	$4,887	$1,545	$1,971
Expenses	(1,654)	(2,232)	(794)	(1,113)
Equity in income of unconsolidated joint venture	4,545	8,302	3,604	2,154

Pretax income	$6,056	$10,957	$4,355	$3,012

Total originations (a):
Loans	2,620	4,795	1,521	2,284
Principal	$498,449	$989,741	$293,438	$456,165
% of homebuyers using KB Home Mortgage	81%	79%	83%	80%

	Six Months Ended May 31,		Three Months Ended May 31,
	2009	2008	2009	2008
Loans sold to third parties (a):
Loans	2,404	5,768	1,292	2,204
Principal	$457,045	$1,208,028	$263,394	$441,854

(a)	Loan originations and sales occur within KB Home Mortgage.
Revenues. Financial services revenues totaled $1.6 million for the three months ended May 31, 2009 and $2.0 million for the three months ended May 31, 2008, and included revenues from interest income, title services and insurance commissions. In the first six months of 2009, financial services revenues totaled $3.2 million compared to $4.9 million in the corresponding year-earlier period. The year-over-year decrease in financial services revenues in the three months and six months ended May 31, 2009 resulted mainly from lower revenues from title and insurance services, reflecting fewer homes delivered from our homebuilding operations.
Expenses. General and administrative expenses totaled $.8 million in the second quarter of 2009 and $1.1 million in the second quarter of 2008. In the first six months of 2009, general and administrative expenses totaled $1.7 million compared to $2.2 million in the year-earlier period. The year-over-year decrease in general and administrative expenses in the second quarter and first half of 2009 was primarily due to actions we have taken to reduce overhead within our financial services segment to align with the lower level of revenues.
Equity in Income of Unconsolidated Joint Venture. The equity in income of unconsolidated joint venture of $3.6 million in the three months ended May 31, 2009 and $2.2 million in the three months ended May 31, 2008 related to our 50% interest in KB Home Mortgage. For the six months ended May 31, 2009, the equity in income of unconsolidated joint venture totaled $4.5 million compared to $8.3 million for the six months ended May 31, 2008. The increase in unconsolidated joint venture income in the three months ended May 31, 2009 compared to the corresponding year-earlier period reflected higher margins within the joint venture due to the origination and sale of more government-insured loans, and expense reductions. The decrease in unconsolidated joint venture income for the six months ended May 31, 2009 compared to the year-earlier period was largely due to a decline in the number of loans originated by KB Home Mortgage, reflecting the lower volume of homes we delivered on a year-over-year basis, as well as a decrease in average loan size due to the generally lower average selling price of our homes.
KB Home Mortgage originated 1,521 loans in the second quarter of 2009 compared to 2,284 loans in the year-earlier quarter. In the first half of 2009, KB Home Mortgage originated 2,620 loans, down from 4,795 loans originated in the year-earlier period. The percentage of our homebuyers using KB Home Mortgage as a loan originator was 83% for the three months ended May 31, 2009 and 80% for the three months ended May 31, 2008. For the six months ended May 31, 2009, the rate was 81% compared to 79% for the year-earlier period.
INCOME TAXES
Our income tax benefit totaled $5.2 million for the three months ended May 31, 2009, compared to income tax expense of $.6 million for the three months ended May 31, 2008. Our effective income tax benefit rate was 6.2% in the second quarter of 2009 compared to an effective income tax expense rate of .2% for the second quarter of 2008. For the six months ended May 31, 2009, our income tax benefit totaled $6.7 million compared to income tax expense of $.9 million for the six months ended May 31, 2008. Our effective income tax benefit rate was 4.7% in the six months ended May 31, 2009 compared to an income tax expense rate of .2% in the year-earlier period. The difference in our effective tax rate for the three months ended May 31, 2009 compared to the year-earlier period resulted primarily from the recognition of a $4.6 million federal and state income tax receivable based on the current status of federal audits and amended state filings. For the six months ended May 31, 2009, the difference in the effective tax rate compared to the year-earlier period resulted primarily from the recognition of the $4.6 million receivable and the reversal of a $1.8 million liability for unrecognized federal and state tax benefits.
In accordance with SFAS No. 109, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. During the three months ended May 31, 2009, we recorded a valuation allowance of $31.7 million against the net deferred tax assets generated from the net loss for the period. During the three months ended May 31, 2008, we recorded a similar valuation allowance of $98.9 million against net deferred tax assets. For the six months ended May 31, 2009 and 2008, we recorded valuation allowances of $54.4 million and $198.9 million, respectively, against the net deferred tax assets generated in those periods. Our net deferred tax assets totaled $1.1 million at both May 31, 2009 and November 30, 2008. The deferred tax asset valuation allowance increased to $910.8 million at May 31, 2009 from $878.8 million at November 30, 2008. This increase reflected the net impact of the $54.4 million valuation allowance recorded during the first six months of 2009, offset by a reduction of deferred tax assets due to the forfeiture of certain equity-based awards.
The benefits of our net operating losses, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of May 31, 2009, we do not believe we have experienced a change in ownership as defined by Section 382, and, therefore, the net operating losses, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation at this time.
Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing. We may also borrow funds from time to time under the Credit Facility.
In light of the prolonged downturn in the housing market, we remain focused on generating and preserving cash. We ended the second quarter of 2009 with $1.10 billion of cash and cash equivalents and restricted cash, and no cash borrowings under the Credit Facility.
Capital Resources. At May 31, 2009, we had $1.71 billion of mortgages and notes payable outstanding compared to $1.94 billion outstanding at November 30, 2008. The decrease in our debt balance was mainly due to the maturity and repayment of the $200 Million Senior Subordinated Notes on December 15, 2008. Our next public debt maturity does not occur until August 15, 2011, when $350.0 million of our 6 3/8% senior notes become due.
In managing our investments in unconsolidated joint ventures, we expect that in some cases, as occurred in 2008 and in the first six months of 2009, we may purchase our partners’ interests and consolidate certain of the joint ventures. This action, if taken, could result in an increase in the amount of mortgages and notes payable on our consolidated balance sheets. We do not believe that any such consolidations would have a material effect on our consolidated financial position, our results of operations, our liquidity, or our ability to comply with the terms governing the Credit Facility or public debt.
Our financial leverage, as measured by the ratio of debt to total capital, was 71.5% at May 31, 2009 compared to 70.0% at November 30, 2008. Our ratio of net debt to net total capital at May 31, 2009 was 47.3%, compared to 45.4% at November 30, 2008. Net debt to net total capital is calculated by dividing mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, by net total capital (mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, plus stockholders’ equity). We believe the ratio of net debt to net total capital is useful in understanding the leverage employed in our operations and in comparing us with other companies in the homebuilding industry.
The aggregate commitment under the Credit Facility, in accordance with its terms, was permanently reduced from $800.0 million to $650.0 million in the second quarter of 2009 because our consolidated tangible net worth was below $800.0 million at February 28, 2009. As of May 31, 2009, we had no cash borrowings outstanding and $193.5 million in letters of credit outstanding under the Credit Facility. At the $650.0 million aggregate commitment level, we had $456.5 million available for future borrowings at May 31, 2009.
Under the terms of the Credit Facility, we are required, among other things, to maintain a minimum consolidated tangible net worth and certain financial statement ratios, and are subject to limitations on acquisitions, inventories and indebtedness. Specifically, the Credit Facility requires us to maintain a minimum consolidated tangible net worth of $1.00 billion, reduced by our cumulative deferred tax valuation allowances not to exceed $721.8 million (“Permissible Deferred Tax Valuation Allowances”). The minimum consolidated tangible net worth requirement is increased by the amount of the proceeds from any issuance of capital stock and 50% of our cumulative consolidated net income, before the effect of deferred tax valuation allowances, for each quarter after May 31, 2008 where we have cumulative consolidated net income. There is no decrease when we have cumulative consolidated net losses. At May 31, 2009, our applicable minimum consolidated tangible net worth requirement was $278.2 million.
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
The covenants under the Credit Facility represent the most restrictive covenants we have for our mortgages and notes payable. The following table summarizes certain key financial metrics we were required to maintain under the Credit Facility at May 31, 2009 and our actual ratios:

	May 31, 2009
	Covenant
Financial Covenant	Requirement	Actual

Minimum consolidated tangible net worth	$278.2 million	$680.7 million
Coverage Ratio	(a)	(a)
Leverage Ratio (b)	<1.00	.45
Investment in subsidiaries and joint ventures as a percent of Adjusted Consolidated Tangible Net Worth	<35%	14%
Borrowing base in excess of senior indebtedness (as defined)	Greater than zero	$632.0 million

(a)
Our Coverage Ratio of .27 was less than 1.00 to 1.00 as of May 31, 2009. With our Leverage Ratio as of November 30, 2008 below 1.00 to 1.00, we maintained an Interest Reserve Account through the 2009 second quarter to remain in compliance with the terms of the Credit Facility. The Interest Reserve Account had a balance of $102.2 million at May 31, 2009. With our Leverage Ratio as of May 31, 2009 below 1.00 to 1.00, we will continue to maintain the Interest Reserve Account in the third quarter of 2009, but the balance is expected to increase to $104.2 million by the end of that period.

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
The indenture governing our senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the senior notes indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness; engage in sale-leaseback transactions involving property or assets above a certain specified value; or engage in mergers, consolidations, or sales of assets.
As of May 31, 2009, we were in compliance with the applicable terms of all of our covenants under our Credit Facility and senior notes indenture. Our ability to continue to borrow funds depends in part on our ability to remain in such compliance. Our inability to do so could make it more difficult and expensive to maintain our current level of external debt financing or to obtain additional financing.
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
During the quarter ended February 28, 2009, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 19, 2009 to stockholders of record on February 5, 2009. During the quarter ended May 31, 2009, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on May 21, 2009 to stockholders of record on May 7, 2009.

Depending on available terms, we also finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2009, we had outstanding notes payable in connection with such financing of $66.1 million.
Consolidated Cash Flows. Operating, investing and financing activities used net cash of $142.0 million in the six months ended May 31, 2009 and $25.1 million in the six months ended May 31, 2008.
Operating Activities. Operating activities provided net cash flows of $83.5 million in the first six months of 2009 and $66.7 million in the first six months of 2008. The year-over-year change in operating cash flow primarily reflected the smaller net loss and larger net decrease in receivables in the first six months of 2009 compared to the year-earlier period. Our sources of operating cash in the first six months of 2009 included a net decrease in receivables of $214.0 million, due to a $221.0 million federal income tax refund we received during the first quarter, a decrease in inventories of $120.7 million (excluding inventory impairments and land option contract abandonments, $6.5 million of inventories acquired through seller financing and a decrease of $31.5 million in consolidated inventories not owned), and various noncash items added to the net loss. The cash provided was partly offset by a net loss of $136.5 million and a decrease in accounts payable, accrued expenses and other liabilities of $209.7 million.
In the first six months of 2008, sources of operating cash included a net decrease in inventories of $218.1 million (excluding inventory impairments and land option contract abandonments and a decrease of $123.5 million in consolidated inventories not owned), a decrease in receivables of $107.6 million, other operating sources of $10.0 million and various noncash items added to the net loss. Partially offsetting the cash provided was a net loss of $524.1 million and a decrease in accounts payable, accrued expenses and other liabilities of $188.5 million.
Investing Activities. Investing activities provided net cash of $6.4 million in the first six months of 2009 and used net cash of $54.8 million in the year-earlier period. In the first six months of 2009, $7.3 million was provided from investments in unconsolidated joint ventures. The cash provided was partially offset by $.9 million used for net purchases of property and equipment. In the first six months of 2008, we used cash of $59.2 million for investments in unconsolidated joint ventures. The cash used was partially offset by $4.4 million provided from net sales of property and equipment.
Financing Activities. Net cash used for financing activities was $231.9 million in the first six months of 2009 and $37.0 million in the first six months of 2008. In the first six months of 2009, cash was used for the repayment of the $200 Million Senior Subordinated Notes, net payments on short-term borrowings of $36.7 million, dividend payments of $9.5 million and repurchases of common stock of $.6 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $13.2 million of cash provided from a reduction in the balance of the Interest Reserve Account we are required to maintain under the terms of our Credit Facility (making it restricted cash) and $1.7 million from the issuance of common stock under employee stock plans.
In the first six months of 2008, we used cash for dividend payments of $38.7 million, net payments on short-term borrowings of $1.3 million and repurchases of common stock of $.6 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $3.6 million from the issuance of common stock under employee stock plans.
Shelf Registration Statement. As of the date of this Form 10-Q, we have not issued any securities under our universal shelf registration statement filed with the SEC on October 17, 2008.
Share Repurchase Program. At May 31, 2009, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the second quarter of 2009.
In the present environment, we are carefully managing our use of cash, including limits on internal capital allocated to investments, investments to grow our business and additional debt reductions. Based on our current capital position, we believe we have adequate resources, availability under our existing credit facilities and sufficient access to external financing sources to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, consistent with our marketing strategies and investment standards, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business, both on a short- and long-term basis. Although we anticipate that our asset acquisition and development activities will remain limited in the near term until markets stabilize, we are analyzing potential asset acquisitions and will use our present financial strength to acquire assets in good, long-term markets when the prices, timing and strategic fit are compelling.
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
Each unconsolidated joint venture is obligated to maintain financial statements in accordance with U.S. generally accepted accounting principles. We share in profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. Our investment in these unconsolidated joint ventures totaled $171.2 million at May 31, 2009 and $177.6 million at November 30, 2008. These unconsolidated joint ventures had total assets of $1.19 billion at May 31, 2009 and $1.26 billion at November 30, 2008. We expect our investments in unconsolidated joint ventures to continue to decrease over time and are reviewing each investment to ensure it fits into our current overall strategic plans and business objectives.
The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, many of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. The unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $786.0 million at May 31, 2009 and $871.3 million at November 30, 2008. The unconsolidated joint ventures are subject to various financial and non-financial covenants in conjunction with their debt, primarily related to fair value of collateral and minimum land purchase or sale requirements within a specified period. In a few instances, the financial covenants are based on our financial position. The inability of an unconsolidated joint venture to comply with its debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, as described below.
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
At May 31, 2009, our potential responsibility under our loan-to-value maintenance guarantees totaled approximately $16.3 million, if any liability were determined to be due thereunder. This amount represents our maximum responsibility under such loan-to-value maintenance guarantees assuming the underlying collateral has no value and without regard to defenses that could be available to us against any attempted enforcement of such guarantees.
Notwithstanding our potential unconsolidated joint venture guaranty and indemnity responsibilities and resolutions we have reached in certain instances with unconsolidated joint venture lenders with respect to those potential responsibilities, at this time we do not believe that our existing exposure under our outstanding completion, loan-to-value and carve-out guarantees and indemnities related to unconsolidated joint venture debt is material to our consolidated financial position, results of operations or liquidity.
The lenders for two of our unconsolidated joint ventures have filed lawsuits against some of the unconsolidated joint ventures’ members, and certain of those members’ parent companies, seeking to recover damages under completion guarantees, among other claims. We and the other parent companies, together with the members, are defending the lawsuits in which they have been named and are currently exploring resolutions with the lenders, but there is no assurance that the parties involved will reach satisfactory resolutions. We do not believe, however, that the outcome of these lawsuits should have a material impact on our consolidated financial position or results of operations.
In addition to the above-described guarantees and indemnities, we have also provided a several guaranty to the lenders of one of our unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. Our potential responsibility under this several guaranty fluctuates with the unconsolidated joint venture’s debt and with our and our partners’ respective land purchases from the unconsolidated joint venture. At May 31, 2009, this unconsolidated joint venture had total outstanding indebtedness of approximately $373.5 million and, if this guaranty were then enforced, our maximum potential responsibility under the guaranty would have been approximately $182.7 million, which amount does not account for any offsets or defenses that could be available to the Company.
Certain of our other unconsolidated joint ventures operating in difficult market conditions are in default of their debt agreements with their lenders or are at risk of defaulting. In addition, certain of our unconsolidated joint venture partners have curtailed funding of their allocable joint venture obligations. We are carefully managing our investments in these particular unconsolidated joint ventures and are working with the relevant lenders and unconsolidated joint venture partners to reach satisfactory resolutions. In some instances, we may decide to purchase our partners’ interests and consolidate the joint venture, which could result in an increase in the amount of mortgages and notes payable on our consolidated balance sheets. However, such purchases may not resolve a claimed default by the joint venture under its debt agreements. Based on the terms and amounts of the debt involved for these particular unconsolidated joint ventures and the terms of the applicable joint venture operating agreements, we do not believe that our exposure related to any defaults by or with respect to these particular unconsolidated joint ventures is material to our consolidated financial position, results of operations or liquidity.
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
In compliance with FASB Interpretation No. 46(R), we analyze our land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event, and as a result have consolidated the fair value of certain VIEs from which we are purchasing land under option contracts. Although we do not have legal title to the land, FASB Interpretation No. 46(R) requires us to consolidate the VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, the size of our deposit relative to the contract price, the risk of obtaining entitlement approval, the risk associated with land development required under the land option contract, and the risk of changes in the market value of the optioned land during the contract period. The consolidation of VIEs in which we were determined to be the primary beneficiary increased our inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $15.5 million at both May 31, 2009 and November 30, 2008. The liabilities related to our consolidation of VIEs from which we have arranged to purchase land under option and other contracts represent the difference between the purchase price of land not yet purchased and our cash deposits. Our cash deposits related to these land option and other contracts totaled $3.4 million at both May 31, 2009 and November 30, 2008. Creditors, if any, of these VIEs have no recourse against us. As of May 31, 2009, excluding consolidated VIEs, we had cash deposits totaling $16.7 million associated with land option and other contracts having an aggregate purchase price of $433.8 million.
We also evaluate land option and other contracts in accordance with SFAS No. 49, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $49.9 million at May 31, 2009 and $81.5 million at November 30, 2008.
Critical Accounting Policies
Except as set forth below, there have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2009 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.
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
Based on the results of our evaluations, we recognized pretax, noncash inventory impairment charges of $30.1 million in the six months ended May 31, 2009 corresponding to 25 communities with a post-impairment fair value of $39.2 million. In the six months ended May 31, 2008, we recognized pretax, noncash inventory impairment charges of $334.3 million corresponding to 115 communities with a post-impairment fair value of $678.6 million.
Our optioned inventory is assessed to determine whether it continues to meet our internal investment standards. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in market strategy, we write off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of our assessments, we recognized land option contract abandonment charges of $36.5 million in the second quarter of 2009 corresponding to 590 lots. In the second quarter of 2008, we recognized land option contract abandonment charges of $20.4 million corresponding to 777 lots. In the six months ended May 31, 2009, we recognized land option contract abandonment charges of $36.8 million corresponding to 604 lots. In the six months ended May 31, 2008, we recognized land option contract abandonment charges of $27.7 million corresponding to 1,481 lots.
As of May 31, 2009, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $888.4 million, representing 148 communities and various other land parcels. As of November 30, 2008, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $1.01 billion, representing 163 communities and various other land parcels.
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
Warranty Costs. As discussed in Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this Form 10-Q, we provide a limited warranty on all of our homes. The specific terms and conditions of warranties vary depending upon the market in which we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our expense associated with these warranties totaled $2.2 million in the three months ended May 31, 2009 and $3.8 million in the three months ended May 31, 2008. Our expense associated with these warranties totaled $4.2 million in the six months ended May 31, 2009 and $10.8 million in the year-earlier period.
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
Insurance. As discussed in Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this Form 10-Q, we have, and require the majority of our subcontractors to have, general liability insurance (including bodily injury and construction defect coverage), auto, and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, our general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We record expenses and liabilities based on the costs required to cover our self-insured retention and deductible amounts under our insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above our coverage limits or not covered by our policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported. Our expense associated with self-insurance totaled $1.4 million in the three months ended May 31, 2009 and $3.6 million in the three months ended May 31, 2008. Our expense associated with self-insurance totaled $3.5 million in the six months ended May 31, 2009 and $7.8 million in the six months ended May 31, 2008.
We engage a third-party actuary that uses our historical claim and expense data, as well as industry data, to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims reserves for the risks that we are assuming under the self-insured portion of our general liability insurance. Projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of product we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the degree of judgment required and the potential for variability in the underlying assumptions used in determining these estimated liability amounts, actual future costs could differ from our currently estimated amounts.
Outlook
At May 31, 2009, our backlog of new home orders totaled 3,804 homes, representing projected future housing revenues of approximately $796.9 million. By comparison, at May 31, 2008, our backlog of new home orders totaled 6,233 homes, representing projected future housing revenues of approximately $1.47 billion. These year-over-year decreases in the number of new home orders in backlog and their projected future housing revenues of 39% and 46%, respectively, are primarily the result of lower year-over-year net orders in the second quarter of 2009, lower average selling prices, and our strategic initiatives to reduce our inventory and active community count to better align our housing operations with reduced overall market activity. Our new home orders in backlog and their projected future housing revenues at May 31, 2009 increased 43% and 42%, respectively, from backlog levels at February 28, 2009. Company-wide net orders from our homebuilding operations totaled 2,910 in the second quarter of 2009, down from 4,200 net orders in the year-earlier quarter. We expect to generate favorable year-over-year net order comparisons in the third and fourth quarters of 2009 as we continue to roll out our new The Open Series product in more of our communities.

As we enter the second half of 2009, it remains uncertain when and to what extent housing markets, or the broader economy, will experience a meaningful, sustained recovery. Despite record affordability levels, we expect to continue to experience significant negative demand and pricing pressures that could heighten already fierce competition and further depress overall housing market conditions. These pressures include, among others, a still considerable oversupply of new and existing homes for sale that is exacerbated by rising foreclosures and tight mortgage lending standards, a prevailing recessionary economic environment, and rising unemployment that may continue at high levels long after an economic recovery is underway. Actions taken or announced by federal, state and local governments to support housing may soften, but are not expected to reverse, the impact of these pressures. As a result, we expect current market dynamics of significantly reduced demand and substantial oversupply to continue for at least the remainder of 2009, resulting in sharply reduced sales and delivery volumes and housing revenues for the homebuilding industry and our business relative to 2008, intense price competition and severely pressured profit margins.
Given the persistence and historically severe nature of the current housing market downturn, we have developed and pursued three primary strategic goals over the past few years to improve our ability to manage our business amid challenging conditions, while enhancing our ability to capitalize on growth opportunities as they emerge. Our three primary goals, derived from the foundational principles of our KBnxt operational business model, include generating cash and maintaining financial strength; restoring the profitability of our homebuilding operations; and positioning our business to capitalize on an eventual housing market recovery when it occurs. Among other things, these goals have driven our choices in redesigning our product line, instituting disciplined market-by-market pricing models, and paring our inventory of lots and land.
Overall, we believe we have made substantial progress in the past several quarters. We have built and preserved cash while reducing debt, ending the second quarter with a cash balance of $1.10 billion (including $102.2 million of restricted cash in the Interest Reserve Account), no cash borrowings under the Credit Facility and a lower overall debt level than that at the end of our 2008 fiscal year. We have reduced inventory and our active community count, reorganized and consolidated operations and reduced overhead costs in many markets, while selectively exiting or winding down activity in others. And we have introduced new products designed to compete effectively in today’s price-conscious housing market.
The centerpiece of our product line transformation is the eventual nationwide roll-out of our new The Open Series homes, which began in late 2008. This new product line has been tailored to the design preferences and affordability demands of our core customer — the first-time homebuyer. These homes are also built using materials and construction methods that reflect our commitment to sustainable homebuilding practices.
Based on initial strong sales for The Open Series designs at the communities where they have been introduced, we believe this new product line will help drive favorable year-over-year net order results for the remainder of 2009 and into 2010, even in markets with high levels of unsold resale and foreclosure homes. We also anticipate that sales momentum generated to date from The Open Series, along with our ongoing transition program to the new product line through the remainder of the year, will result in a higher backlog of new home orders entering 2010 than in the previous year. These potential outcomes, however, will depend in critical part on the absence of further economic deterioration, which remains a material risk.
In addition to meeting critical homebuyer design sensibilities and affordability requirements, The Open Series product line has been value-engineered to reduce production costs and cycle times (i.e., the time between the sale of a home and its delivery to a homebuyer), while adhering to our quality standards. Value-engineering encompasses measures such as simplifying the location and installation of internal plumbing and electrical systems, using prefabricated wall panels, flooring systems, roof trusses and other building components, and employing cost-minimizing and efficiency-maximizing construction techniques. It also includes continuous work with our trade partners and materials suppliers to reduce direct construction costs. All these efforts allow us to achieve faster returns and higher gross margins from our inventory compared to earlier-generation product designs, supporting strong cash flow generation and driving progress toward our goal of renewed profitability in our homebuilding operations. With the product line’s lower price points, however, we anticipate that incrementally higher sales of these homes will, at least in the near term, depress our overall average selling price.
Our three primary strategic goals will remain the focus of our efforts for the remainder of 2009. As we have over the last several quarters, we will continue to seek opportunities to reduce overhead, improve the efficiency of our operations and act prudently in managing our inventory. Among other things, this means preserving a balanced presence in markets where we see solid long-term growth potential, winding down activity and exiting areas that no longer fit our strategy, and limiting our acquisition of lots and other land positions to compelling opportunities that complement our operational footprint and meet our internal investment standards, using primarily option contracts to minimize cash outflow. In combination, we believe our efforts to accomplish financial, operational and market-driven goals will eventually restore KB Home’s ability to generate profitable returns for our stockholders.
Nonetheless, our near-term outlook remains highly cautious. Although we have seen positive results from our strategic initiatives during the first half of 2009, the negative market dynamics discussed throughout this Form 10-Q are unlikely to abate any time soon. We believe the U.S. housing market has further to go before reaching the end of its severe, multi-year correction and do not expect a sustained rebound in the near term. We believe a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, price stabilization, reduced foreclosure rates, and the restoration of both consumer and credit market confidence that support a decision to buy a home. We cannot predict when these events will occur. Moreover, if market conditions decline further, we may need to take additional noncash charges for inventory and joint venture impairments and land option contract abandonments. Our 2009 results could also be adversely affected if general economic conditions decline, if job losses accelerate, if foreclosures increase, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence weakens, any or all of which could further delay a recovery in housing markets or result in further deterioration in operating conditions. Despite these difficulties and risks, we believe we are well-positioned, financially and operationally, to achieve our strategic goals and to grow our business when the housing market stabilizes and longer term demographic, economic and population growth trends renew the American family’s longstanding desire for homeownership.
Forward-Looking Statements
Investors are cautioned that certain statements contained in this document, as well as some statements by us in periodic press releases and other public disclosures and some oral statements by us to securities analysts and stockholders during presentations, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial or operating performance (including future revenues, homes delivered, net orders, selling prices, expenses, expense ratios, margins, earnings or earnings per share, or growth or growth rates), future market conditions, future interest rates, and other economic conditions, ongoing business strategies or prospects, future dividends and changes in dividend levels, the value of backlog (including amounts that we expect to realize upon delivery of homes included in backlog and the timing of those deliveries), potential future acquisitions and the impact of completed acquisitions, future share repurchases and possible future actions, which may be provided by us, are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our operations, economic and market factors, and the homebuilding industry, among other things. These statements are not guarantees of future performance, and we have no specific policy or intention to update these statements.
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic and business conditions; adverse market conditions that could result in additional inventory impairments or abandonment charges and operating losses, including an oversupply of unsold homes and declining home prices, among other things; conditions in the capital and credit markets (including consumer mortgage lending standards, the availability of consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level; weak consumer confidence; increases in competition; weather conditions, significant natural disasters and other environmental factors; government actions and regulations directed at or affecting the housing market, the homebuilding industry, or construction activities; the availability and cost of land in desirable areas; legal or regulatory proceedings or claims; the ability and/or willingness of participants in our unconsolidated joint ventures to fulfill their obligations; our ability to access capital, including our capacity under our Credit Facility; our ability to use the net deferred tax assets we have generated; our ability to successfully implement our current and planned product transition, geographic and market positioning and cost reduction strategies; consumer interest in our new product designs; and other events outside of our control. Please see our Annual Report on Form 10-K for the year ended November 30, 2008 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We primarily enter into debt obligations to support general corporate purposes, including the operations of our subsidiaries. We are subject to interest rate risk on our senior notes. For this fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of May 31, 2009 (dollars in thousands):

		Weighted Average
Fiscal Year of Expected Maturity	Fixed Rate Debt	Interest Rate

2009	$—	—%
2010	—	—
2011	349,096	6.4
2012	—	—
2013	—	—
Thereafter	1,296,486	6.3

Total	$1,645,582	6.3%

Fair value at May 31, 2009	$1,460,333

For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2008.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Senior Vice President and Chief Accounting Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2009.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
ERISA Litigation
On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of ERISA, 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against us, our directors, and certain of our current and former officers. After the court allowed leave to file an amended complaint, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of KB Home who participated in the Plan. Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the Plan about our alleged prior stock option backdating practices and by failing to remove our stock as an investment option under the Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their Plan accounts than they would have earned but for defendants’ alleged breach of duties. Plaintiffs seek unspecified money damages and injunctive and other equitable relief. The case is now in discovery, and the court has tentatively scheduled the trial to begin on November 9, 2010.
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

Item 1A. Risk Factors
Except as set forth below, there have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.
Our ability to obtain external financing could be adversely affected by a negative change in our credit rating by a third party rating agency.
Our ability to access external sources of financing on favorable terms is a key factor in our ability to fund our operations and to grow our business. As of the date of this report, our credit rating by both Fitch Ratings and Standard and Poor’s Financial Services is BB-, with both maintaining a negative outlook. On June 22, 2009, Moody’s Investor Services lowered our credit rating to B1 from Ba3 and also maintained a negative outlook. Further downgrades of our credit rating by any of these principal credit rating agencies may make it more difficult and costly for us to access external financing.
Our results of operations could be adversely affected if we are unable to obtain performance bonds.
In the course of developing our communities, we are often required to provide to various municipalities and other government agencies performance bonds to secure the completion of our projects. Our ability to obtain such bonds and the cost to do so depend on our credit rating, overall market capitalization, available capital, past operational and financial performance, management expertise and other factors, including prevailing surety market conditions and the underwriting practices and resources of performance bond issuers. If we are unable to obtain performance bonds when required or the cost to obtain them increases significantly, we may be unable or significantly delayed in developing a community or communities, and, as a result, our consolidated financial position, results of operations, consolidated cash flows and/or liquidity could be adversely affected.
Item 4. Submission of Matters to a Vote of Security Holders
Our 2009 Annual Meeting of Stockholders was held on April 2, 2009. The results of matters voted on at the Annual Meeting were reported in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed on April 9, 2009, and are incorporated herein by this reference.
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

KB HOME
Registrant
Dated July 10, 2009	/s/ JEFFREY T. MEZGER
Jeffrey T. Mezger
President and Chief Executive Officer (Principal Executive Officer)

Dated July 10, 2009	/s/ WILLIAM R. HOLLINGER
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

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	60

31.2	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	61

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	62

32.2	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	63