Form 10-Q
period 2009-08-31
KB HOME
filed 2009-10-09
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2009.
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2009.
Common stock, par value $1.00 per share: 88,072,926 shares outstanding, including 11,731,482 shares held by the registrant’s Grantor Stock Ownership Trust and excluding 27,047,379 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In Thousands, Except Per Share Amounts — Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2009	2008	2009	2008

Total revenues	$1,150,282	$2,114,899	$458,451	$681,610

Homebuilding:
Revenues	$1,145,014	$2,107,517	$456,348	$679,115
Construction and land costs	(1,082,343)	(2,322,213)	(414,575)	(653,732)
Selling, general and administrative expenses	(217,647)	(379,914)	(83,878)	(133,211)
Goodwill impairment	—	(24,570)	—	—

Operating loss	(154,976)	(619,180)	(42,105)	(107,828)

Interest income	6,410	29,240	1,131	6,686
Loss on early redemption/interest expense, net of amounts capitalized	(35,502)	(10,388)	(15,379)	(10,388)
Equity in loss of unconsolidated joint ventures	(47,811)	(91,564)	(26,315)	(46,203)

Homebuilding pretax loss	(231,879)	(691,892)	(82,668)	(157,733)

Financial services:
Revenues	5,268	7,382	2,103	2,495
Expenses	(2,569)	(3,317)	(915)	(1,085)
Equity in income of unconsolidated joint venture	8,977	12,880	4,432	4,578

Financial services pretax income	11,676	16,945	5,620	5,988

Total pretax loss	(220,203)	(674,947)	(77,048)	(151,745)
Income tax benefit	17,700	6,100	11,000	7,000

Net loss	$(202,503)	$(668,847)	$(66,048)	$(144,745)

Basic and diluted loss per share	$(2.64)	$(8.63)	$(.87)	$(1.87)

Basic and diluted average shares outstanding	76,656	77,464	76,329	77,565

Cash dividends declared per common share	$.1875	$.75	$.0625	$—

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
 (In Thousands — Unaudited)

	August 31,	November 30,
	2009	2008
Assets

Homebuilding:
Cash and cash equivalents	$953,510	$1,135,399
Restricted cash	104,180	115,404
Receivables	137,836	357,719
Inventories	1,911,317	2,106,716
Investments in unconsolidated joint ventures	172,147	177,649
Other assets	87,814	99,261

	3,366,804	3,992,148

Financial services	26,480	52,152

Total assets	$3,393,284	$4,044,300

Liabilities and stockholders’ equity

Homebuilding:
Accounts payable	$427,463	$541,294
Accrued expenses and other liabilities	528,683	721,397
Mortgages and notes payable	1,812,839	1,941,537

	2,768,985	3,204,228

Financial services	10,787	9,467

Common stock	115,120	115,120
Paid-in capital	863,562	865,123
Retained earnings	710,526	927,324
Accumulated other comprehensive loss	(17,402)	(17,402)
Grantor stock ownership trust, at cost	(127,444)	(129,326)
Treasury stock, at cost	(930,850)	(930,234)

Total stockholders’ equity	613,512	830,605

Total liabilities and stockholders’ equity	$3,393,284	$4,044,300

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In Thousands — Unaudited)

	Nine Months Ended August 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(202,503)	$(668,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	38,834	78,684
Distributions of earnings from unconsolidated joint ventures	7,662	9,125
Amortization of discounts and issuance costs	1,111	2,942
Depreciation and amortization	4,243	7,542
Loss on early redemption of debt	976	10,388
Tax benefits from stock-based compensation	4,093	2,097
Stock-based compensation expense	2,218	3,830
Inventory impairments and land option contract abandonments	91,469	401,073
Goodwill impairment	—	24,570
Change in assets and liabilities:
Receivables	236,305	109,032
Inventories	170,070	230,307
Accounts payable, accrued expenses and other liabilities	(249,674)	(196,540)
Other, net	8,413	16,040

Net cash provided by operating activities	113,217	30,243

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(19,971)	(61,464)
Sales (purchases) of property and equipment, net	(1,245)	6,124

Net cash used by investing activities	(21,216)	(55,340)

Cash flows from financing activities:
Change in restricted cash	11,224	—
Proceeds from issuance of senior notes	259,737	—
Payment of senior notes issuance costs	(4,294)	—
Repayment of senior and senior subordinated notes	(453,105)	(305,814)
Payments on mortgages, land contracts and other loans	(78,983)	(3,066)
Issuance of common stock under employee stock plans	2,196	5,111
Payments of cash dividends	(14,295)	(58,102)
Repurchases of common stock	(616)	(557)

Net cash used by financing activities	(278,136)	(362,428)

Net decrease in cash and cash equivalents	(186,135)	(387,525)
Cash and cash equivalents at beginning of period	1,141,518	1,343,742

Cash and cash equivalents at end of period	$955,383	$956,217

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
In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of August 31, 2009, the results of its consolidated operations for the nine months and three months ended August 31, 2009 and 2008, and its consolidated cash flows for the nine months ended August 31, 2009 and 2008. The results of operations for the nine months and three months ended August 31, 2009 are not necessarily indicative of the results to be expected for the full year, due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2008 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2008, which are contained in the Company’s Annual Report on Form 10-K for that period.
Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.
Loss per share
Basic loss per share is calculated by dividing the net loss by the average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the average number of common shares outstanding including all potentially dilutive shares issuable under outstanding stock options. All outstanding stock options were excluded from the diluted loss per share calculation for the nine months and three months ended August 31, 2009 and 2008 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.
Comprehensive loss
The Company’s comprehensive loss was $66.0 million for the three months ended August 31, 2009 and $144.7 million for the three months ended August 31, 2008. The Company’s comprehensive loss was $202.5 million for the nine months ended August 31, 2009 and $668.8 million for the nine months ended August 31, 2008. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of August 31, 2009 and November 30, 2008 are comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires an employer to recognize the funded status of a defined postretirement benefit plan as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).
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
Stock Options
In accordance with SFAS No. 123(R), the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding the dividend yield, the risk-free interest rate, the expected stock-price volatility and the expected term of the stock options. The following table summarizes the stock options outstanding and stock options exercisable as of August 31, 2009, as well as stock options activity during the nine months then ended:

		Weighted
		Average Exercise
	Options	Price

Options outstanding at beginning of period	7,847,402	$30.11

Granted	—	—

Exercised	—	—

Cancelled	(3,535,110)	28.68

Options outstanding at end of period	4,312,292	$31.28

Options exercisable at end of period	4,003,926	$31.09

As of August 31, 2009, the weighted average remaining contractual lives of stock options outstanding and stock options exercisable were each 8.4 years. There was $.7 million of total unrecognized compensation cost related to unvested stock option awards as of August 31, 2009. For the three months ended August 31, 2009 and 2008, compensation expense associated with stock options totaled $.5 million and $1.2 million, respectively. For the nine months ended August 31, 2009 and 2008, compensation expense associated with stock options totaled $1.4 million and $3.8 million, respectively. The aggregate intrinsic values of stock options outstanding and stock options exercisable were each $3.0 million as of August 31, 2009. (The intrinsic value of a stock option is the amount by which the market value of a share of the Company’s common stock exceeds the exercise price of the stock option.)
On February 9, 2009, in connection with the settlement of certain stockholder derivative litigation, the Company’s former chairman and chief executive officer relinquished 3,011,452 stock options to the Company and those stock options were cancelled.
Other Stock-Based Awards
From time to time, the Company grants restricted stock, phantom shares and stock appreciation rights to various employees. The Company recognized total compensation expense of $6.6 million in the three months ended August 31, 2009 and $3.0 million in the three months ended August 31, 2008 related to these stock-based awards. The Company recognized total compensation expense of $13.5 million in the nine months ended August 31, 2009 and $9.6 million in the nine months ended August 31, 2008 related to these stock-based awards.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information
As of August 31, 2009, the Company has identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As of August 31, 2009, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:
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
The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2009	2008	2009	2008
Revenues:
West Coast	$495,249	$700,301	$205,071	$259,362
Southwest	149,214	459,672	52,768	95,471
Central	277,444	442,650	116,689	142,175
Southeast	223,107	504,894	81,820	182,107

Total homebuilding revenues	1,145,014	2,107,517	456,348	679,115
Financial services	5,268	7,382	2,103	2,495

Total revenues	$1,150,282	$2,114,899	$458,451	$681,610

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2009	2008	2009	2008
Pretax income (loss):
West Coast	$(49,573)	$(191,455)	$2,848	$(18,020)
Southwest	(31,113)	(186,634)	(5,167)	(68,553)
Central	(27,123)	(48,850)	(16,610)	(7,070)
Southeast	(60,331)	(185,783)	(30,690)	(40,891)
Corporate and other (a)	(63,739)	(79,170)	(33,049)	(23,199)

Total homebuilding pretax loss	(231,879)	(691,892)	(82,668)	(157,733)
Financial services	11,676	16,945	5,620	5,988

Total pretax loss	$(220,203)	$(674,947)	$(77,048)	$(151,745)

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(7,852)	$(17,346)	$188	$(6,540)
Southwest	(13,346)	(24,330)	(3,404)	(18,314)
Central	506	(4,519)	—	75
Southeast	(27,119)	(45,369)	(23,099)	(21,424)

Total	$(47,811)	$(91,564)	$(26,315)	$(46,203)

Inventory impairments:
West Coast	$16,182	$134,776	$7,779	$1,807
Southwest	13,267	140,181	—	37,318
Central	16,286	20,539	14,669	—
Southeast	7,193	77,900	333	—

Total	$52,928	$373,396	$22,781	$39,125

Inventory abandonments:
West Coast	$27,679	$9,186	$—	$—
Southwest	—	187	—	—
Central	—	—	—	—
Southeast	10,862	18,304	1,708	—

Total	$38,541	$27,677	$1,708	$—

Joint venture impairments:
West Coast	$7,190	$13,757	$—	$5,651
Southwest	5,426	21,311	—	16,367
Central	—	2,629	—	—
Southeast	25,369	43,934	23,183	21,099

Total	$37,985	$81,631	$23,183	$43,117

(a)	Corporate and other includes corporate general and administrative expenses.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	August 31,	November 30,
	2009	2008
Assets:
West Coast	$998,038	$1,086,503
Southwest	436,327	497,034
Central	405,488	443,168
Southeast	413,996	453,771
Corporate and other	1,112,955	1,511,672

Total homebuilding assets	3,366,804	3,992,148
Financial services	26,480	52,152

Total assets	$3,393,284	$4,044,300

Investments in unconsolidated joint ventures:
West Coast	$55,761	$55,856
Southwest	108,871	113,564
Central	—	3,339
Southeast	7,515	4,890

Total	$172,147	$177,649

4.	Financial Services
The following table presents financial information relating to the Company’s financial services reporting segment (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2009	2008	2009	2008
Revenues
Interest income	$29	$155	$1	$50
Title services	740	1,557	292	574
Insurance commissions	4,499	5,670	1,810	1,871

Total	5,268	7,382	2,103	2,495

Expenses
General and administrative	(2,569)	(3,317)	(915)	(1,085)

Operating income	2,699	4,065	1,188	1,410
Equity in income of unconsolidated joint venture	8,977	12,880	4,432	4,578

Pretax income	$11,676	$16,945	$5,620	$5,988

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Financial Services (continued)

	August 31,	November 30,
	2009	2008

Assets
Cash and cash equivalents	$1,873	$6,119
Receivables	851	1,240
Investment in unconsolidated joint venture	23,710	44,733
Other assets	46	60

Total assets	$26,480	$52,152

Liabilities
Accounts payable and accrued expenses	$10,787	$9,467

Total liabilities	$10,787	$9,467

5.	Inventories
Inventories consisted of the following (in thousands):

	August 31,	November 30,
	2009	2008

Homes, lots and improvements in production	$1,476,630	$1,649,838

Land under development	434,687	456,878

Total	$1,911,317	$2,106,716

The Company’s interest costs were as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2009	2008	2009	2008

Capitalized interest at beginning of period	$361,619	$348,084	$355,401	$370,091

Interest incurred (a)	88,168	123,029	30,891	46,124

Loss on early redemption/interest expensed	(35,502)	(10,388)	(15,379)	(10,388)

Interest amortized	(78,832)	(86,258)	(35,460)	(31,360)

Capitalized interest at end of period (b)	$335,453	$374,467	$335,453	$374,467

(a)
Amounts include loss on early redemption of debt of $1.0 million for the three months and nine months ended August 31, 2009 and $10.4 million for the three months and nine months ended August 31, 2008.

(b)
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
Each land parcel or community in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross margins on homes delivered or projected margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a land parcel or community, the identified inventory is evaluated for recoverability in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). When an indicator of potential impairment is identified, the Company tests the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by trends and factors known to the Company at the time they are calculated and the Company’s expectations related to: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. These estimates, trends and expectations are specific to each community and may vary among communities.
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
Based on the results of its evaluations, the Company recognized pretax, noncash inventory impairment charges of $22.8 million in the three months ended August 31, 2009 and $39.1 million in the three months ended August 31, 2008. In the nine months ended August 31, 2009 and 2008, the Company recognized pretax, noncash inventory impairment charges of $52.9 million and $373.4 million, respectively. As of August 31, 2009, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $849.4 million, representing 136 communities and various other land parcels. As of November 30, 2008, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $1.01 billion, representing 163 communities and various other land parcels.
The Company’s optioned inventory is assessed to determine whether it continues to meet the Company’s internal investment standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in market strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of its assessments, the Company recognized land option contract abandonment charges of $1.7 million in the three months ended August 31, 2009. The Company recognized no land option contract abandonment charges in the three months ended August 31, 2008. In the nine months ended August 31, 2009 and 2008, the Company recognized land option contract abandonment charges of $38.5 million and $27.7 million, respectively.
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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Fair Value Disclosures
Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”) provides a framework for measuring fair value of assets and liabilities under generally accepted accounting principles and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:
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

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.
The following table summarizes the Company’s assets measured at fair value on a nonrecurring basis (in thousands):

Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
	Nine Months	Active	Observable	Unobservable
	Ended	Markets	Inputs	Inputs	Total Gains
Description	August 31, 2009 (a)	(Level 1)	(Level 2)	(Level 3)	(Losses)

Long-lived assets held and used	$60,786	$—	$12,236	$48,550	$(52,928)

(a)
Amounts represent the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

In accordance with the provisions of SFAS No. 144, long-lived assets held and used with a carrying amount of $113.7 million were written down to their fair value of $60.8 million during the nine months ended August 31, 2009, resulting in noncash inventory impairment charges of $52.9 million. These inventory impairment charges were included in the Company’s construction and land costs in the consolidated statement of operations.
The fair values for long-lived assets held and used, determined using Level 2 inputs, were based on a bona fide letter of intent from an outside party or an executed contract. Fair values for long-lived assets held and used, determined using Level 3 inputs, were primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each community and may vary among communities.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Fair Value Disclosures (continued)
The following table summarizes the carrying values and estimated fair values of the Company’s financial instruments, except for those which the carrying values approximate fair values (in thousands):

	August 31, 2009
	Carrying	Estimated
	Value	Fair Value

Financial Liabilities:
Senior notes due 2011 at 6 3/8%	$99,772	$100,625
Senior notes due 2014 at 5 3/4%	249,325	225,000
Senior notes due 2015 at 5 7/8%	298,828	271,500
Senior notes due 2015 at 6 1/4%	449,686	409,500
Senior notes due 2017 at 9.1%	259,774	270,300
Senior notes due 2018 at 7 1/4%	298,762	273,000
The carrying values of the Company’s senior notes are estimated based on quoted market prices.
The carrying amounts reported for cash and cash equivalents, restricted cash, and mortgages and loan contracts due to land sellers and other loans approximate fair values.
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
The Company participates in joint ventures from time to time for the purpose of conducting land acquisition, development and/or other homebuilding activities in various markets, typically where its homebuilding operations are located. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with FASB Interpretation No. 46(R) when they are entered into or upon a reconsideration event. All of the Company’s joint ventures at August 31, 2009 and November 30, 2008 were determined to be unconsolidated joint ventures either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.
In the ordinary course of its business, the Company enters into land option contracts (or similar agreements) in order to procure land for the construction of homes. The use of such land option and other contracts generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories on its consolidated balance sheets. Under such land option contracts, the Company will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of FASB Interpretation No. 46(R), certain of the Company’s land option contracts may create a variable interest for the Company, with the land seller being identified as a VIE.
In compliance with FASB Interpretation No. 46(R), the Company analyzes its land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event. As a result of its analyses, the Company has consolidated the fair value of certain VIEs from which the Company is purchasing land under option contracts. Although the Company does not have legal title to the land, FASB Interpretation No. 46(R) requires the Company to consolidate the VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, the size of its deposit relative to the contract price, the risk of obtaining land entitlement approval, the risk associated with land

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Consolidation of Variable Interest Entities (continued)
development required under the land option contract, and the risk of changes in the market value of the optioned land during the contract period. The consolidation of VIEs in which the Company determined it was the primary beneficiary increased its inventories, with a corresponding increase to accrued expenses and other liabilities, on the Company’s consolidated balance sheets by $15.5 million at both August 31, 2009 and November 30, 2008. The liabilities related to the Company’s consolidation of VIEs from which it has arranged to purchase land under option and other contracts represent the difference between the purchase price of land not yet purchased and the Company’s cash deposits. The Company’s cash deposits related to these land option and other contracts totaled $3.4 million at both August 31, 2009 and November 30, 2008. Creditors, if any, of these VIEs have no recourse against the Company. As of August 31, 2009, the Company had cash deposits totaling $8.8 million associated with land option and other contracts that the Company determined to be unconsolidated VIEs, having an aggregate purchase price of $121.1 million. As of August 31, 2009, the Company also had cash deposits totaling $6.3 million associated with land option and other contracts that were not VIEs, having an aggregate purchase price of $353.7 million.
The Company’s exposure to loss related to its land option and other contracts with third parties and unconsolidated entities consisted of its non-refundable deposits totaling $18.5 million at August 31, 2009 and $33.1 million at November 30, 2008. In addition, the Company posted letters of credit of $11.8 million at August 31, 2009 and $32.5 million at November 30, 2008 in lieu of cash deposits under certain land option contracts.
The Company also evaluates land option and other contracts in accordance with Statement of Financial Accounting Standards No. 49, “Accounting for Product Financing Arrangements” (“SFAS No. 49”). As a result of its evaluations, the Company increased its inventories, with a corresponding increase to accrued expenses and other liabilities, on its consolidated balance sheets by $41.1 million at August 31, 2009 and $81.5 million at November 30, 2008.
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
The following table presents combined condensed statement of operations information for the Company’s unconsolidated joint ventures (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2009	2008	2009	2008

Revenues	$47,810	$85,232	$13,603	$29,947
Construction and land costs	(100,911)	(191,910)	(50,540)	(41,613)
Other expenses, net	(39,216)	(38,918)	(16,123)	(16,377)

Loss	$(92,317)	$(145,596)	$(53,060)	$(28,043)

With respect to the Company’s investment in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures included pretax, noncash impairment charges of $23.2 million for the three months ended August 31, 2009 and $43.1 million for the three months ended August 31, 2008. In the nine months ended August 31, 2009 and 2008, the Company’s equity in loss of unconsolidated joint ventures included pretax, noncash impairment charges of $38.0 million and $81.6 million, respectively.
The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

	August 31,	November 30,
	2009	2008

Assets
Cash	$9,813	$29,194
Receivables	143,115	143,926
Inventories	784,758	1,029,306
Other assets	58,388	55,289

Total assets	$996,074	$1,257,715

Liabilities and equity
Accounts payable and other liabilities	$103,844	$85,064
Mortgages and notes payable	561,519	871,279
Equity	330,711	301,372

Total liabilities and equity	$996,074	$1,257,715

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)
The following table presents information relating to the Company’s investments in unconsolidated joint ventures and the aggregate outstanding debt of its unconsolidated joint ventures as of the dates specified, categorized by the nature of the Company’s potential responsibility under a guaranty, if any, for such debt (dollars in thousands):

	August 31,	November 30,
	2009	2008

Number of investments in unconsolidated joint ventures:
With recourse debt (a)	—	1
With limited recourse debt (b)	3	4
With non-recourse debt (c)	5	10
Other (d)	8	10

Total	16	25

Investments in unconsolidated joint ventures:
With recourse debt	$—	$3,339
With limited recourse debt	3,163	1,360
With non-recourse debt	19,056	24,590
Other	149,928	148,360

Total	$172,147	$177,649

Outstanding debt of unconsolidated joint ventures:
With recourse debt	$—	$3,249
With limited recourse debt	22,346	112,700
With non-recourse debt	166,224	381,393
Other	372,949	373,937

Total (e)	$561,519	$871,279

(a)
This category consisted of an unconsolidated joint venture as to which the Company entered into a several guaranty with respect to the repayment of a portion of the unconsolidated joint venture’s outstanding debt. This unconsolidated joint venture was dissolved during the quarter ended May 31, 2009.

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

(d)
This category consists of unconsolidated joint ventures with no outstanding debt and an unconsolidated joint venture as to which the Company has entered into a several guaranty. This guaranty, by its terms, purports to require the Company to guarantee the repayment of a portion of the unconsolidated joint venture’s outstanding debt in the event an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing, as further described below.

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

The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, many of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. The unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $561.5 million at August 31, 2009 and $871.3 million at November 30, 2008. The unconsolidated joint ventures are subject to various financial and non-financial covenants in conjunction with their debt, primarily related to fair value of collateral and minimum land purchase or sale requirements within a specified period. In a few instances, the financial covenants are based on the Company’s financial position. The inability of an unconsolidated joint venture to comply with its debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, as described below.
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
At August 31, 2009, the Company’s potential responsibility under its loan-to-value maintenance guarantees totaled approximately $11.3 million, if any liability were determined to be due thereunder. This amount represents the Company’s maximum responsibility under such loan-to-value maintenance guarantees assuming the underlying collateral has no value and without regard to defenses that could be available to the Company against any attempted enforcement of such guarantees.
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
In addition to the above-described guarantees and indemnities, the Company has also provided a several guaranty to the lenders of one of the Company’s unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. The Company’s potential responsibility under this several guaranty fluctuates with the unconsolidated joint venture’s debt and with the Company’s and its partners’ respective land purchases from the unconsolidated joint venture. At August 31, 2009, this unconsolidated joint venture had total outstanding indebtedness of approximately $372.9 million and, if this guaranty were then enforced, the Company’s maximum potential responsibility under the guaranty would have been approximately $182.7 million, which amount does not account for any offsets or defenses that could be available to the Company.
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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Mortgages and Notes Payable
Mortgages and notes payable consisted of the following (in thousands):

	August 31,	November 30,
	2009	2008

Mortgages and land contracts due to land sellers and other loans	$156,692	$96,368
Senior subordinated notes due December 15, 2008 at 8 5/8%	—	200,000
Senior notes due 2011 at 6 3/8%	99,772	348,908
Senior notes due 2014 at 5 3/4%	249,325	249,227
Senior notes due 2015 at 5 7/8%	298,828	298,692
Senior notes due 2015 at 6 1/4%	449,686	449,653
Senior notes due 2017 at 9.1%	259,774	—
Senior notes due 2018 at 7 1/4%	298,762	298,689

Total	$1,812,839	$1,941,537

The Company has an unsecured revolving credit facility (the “Credit Facility”) with a syndicate of lenders that matures in November 2010. Interest on the Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. At August 31, 2009, the Company had no cash borrowings outstanding and $185.1 million in letters of credit outstanding under the Credit Facility. The aggregate commitment under the Credit Facility, in accordance with its terms, was permanently reduced from $800.0 million to $650.0 million in the second quarter of 2009 because the Company’s consolidated tangible net worth was below $800.0 million at February 28, 2009. Under the terms of the Credit Facility, the Company is required, among other things, to maintain a minimum consolidated tangible net worth and certain financial statement ratios, and is subject to limitations on acquisitions, inventories and indebtedness.
On December 15, 2008, the Company repaid $200.0 million of 8 5/8% senior subordinated notes (the “$200 Million Senior Subordinated Notes”), which matured on that date.
On July 30, 2009, pursuant to its universal shelf registration statement filed with the SEC on October 17, 2008 (the “2008 Shelf Registration”), the Company issued $265.0 million in aggregate principal amount of 9.1% senior notes due 2017 (the “$265 Million Senior Notes”). The $265 Million Senior Notes, which are due on September 15, 2017 with interest payable semiannually, represent senior unsecured obligations of the Company, and rank equally in right of payment with all of the Company’s existing and future senior indebtedness. The $265 Million Senior Notes may be redeemed in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at a defined rate, plus, in each case accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. The Company used substantially all of the net proceeds from the issuance of the $265 Million Senior Notes to purchase, pursuant to a simultaneous tender offer, $250.0 million in aggregate principal amount of its 6 3/8% senior notes due 2011. The total consideration paid to purchase the 6 3/8% senior notes due 2011 was $252.5 million. The Company incurred a loss of $3.7 million in the third quarter of 2009 related to the early redemption of debt due to the tender offer premium and the unamortized original issue discount. This loss, which is included in loss on early redemption/interest expense, net of amounts capitalized in the consolidated statements of operations, was partly offset by a gain of $2.7 million on the early extinguishment of mortgages and land contracts due to land sellers and other loans.
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
As of August 31, 2009, the Company was in compliance with the applicable terms of all of its covenants under the Credit Facility, senior notes indenture, and mortgages and land contracts due to land sellers and other loans. The Company’s ability to continue to borrow funds depends in part on its ability to remain in such compliance. The Company’s inability to do so could make it more difficult and expensive to maintain its current level of external debt financing or to obtain additional financing.
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
The changes in the Company’s warranty liability are as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2009	2008	2009	2008

Balance at beginning of period	$145,369	$151,525	$137,690	$146,050

Warranties issued	12,380	16,952	8,154	6,183

Payments and adjustments	(17,945)	(22,645)	(6,040)	(6,401)

Balance at end of period	$139,804	$145,832	$139,804	$145,832

Warranties issued for the three months and nine months ended August 31, 2009, include a charge of $5.7 million associated with the repair of approximately 140 homes delivered in 2006 and 2007 and located in Florida and Louisiana that were identified as containing or suspected of containing allegedly defective drywall manufactured in China. The drywall was installed by certain of the Company’s subcontractors. After recording the charge, the Company believes that its warranty liability of $139.8 million at August 31, 2009 is sufficient to cover the total $9.7 million of estimated costs to be incurred to repair the identified homes. The Company is continuing to review whether there are any additional homes delivered in Florida, Louisiana or other locations that contain or may contain this drywall material. Based on the results of its review up to the date of this report, the Company has not identified any homes outside of Florida and Louisiana that contain this drywall material. Depending on the outcome of its review, the Company may further increase its warranty liability in the future. Because the actual costs incurred up to the date of this report to repair the identified homes have been minimal, the amount accrued to repair these homes is based largely on the Company’s estimates of future costs. If the actual costs to repair these homes differ from the estimated costs, the Company may revise its warranty estimate for this issue.
As of the date of this report, the Company has been named as a defendant in one lawsuit relating to this drywall material, and it may in the future be subject to other similar litigation. Given the preliminary nature of the proceedings, the Company has not concluded whether the outcome, if unfavorable, is likely to be material to its consolidated financial position or results of operations.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Commitments and Contingencies (continued)
The Company will seek reimbursement from various sources for the costs it expects to incur to investigate and complete repairs and to defend itself in litigation associated with this drywall material. At this early stage of its efforts to investigate and complete repairs and to respond to litigation, however, the Company has not recorded any amounts for potential recoveries as of August 31, 2009.
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
The Company has, and requires the majority of its subcontractors to have, general liability insurance (including bodily injury and construction defect coverage), auto, and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, the Company’s general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above its coverage limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $103.1 million at August 31, 2009 and $101.5 million at November 30, 2008. These amounts are included in accrued expenses and other liabilities in the consolidated balance sheets.
The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with community improvements, such as roads, sewers and water, and to certain unconsolidated joint ventures. At August 31, 2009, the Company had $600.0 million of performance bonds and $185.1 million of letters of credit outstanding. In the event any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. At this time, the Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of letters of credit issued in connection with community improvements and certain unconsolidated joint ventures coincide with the expected completion dates of the related projects or obligations. If the obligations related to a project are ongoing, the relevant letters of credit are typically extended on a year-to-year basis.
Borrowings outstanding, if any, and letters of credit issued under the Company’s Credit Facility are guaranteed by the Guarantor Subsidiaries.
In the ordinary course of its business, the Company enters into land option contracts to procure land for the construction of homes. At August 31, 2009, the Company had total deposits of $30.3 million, comprised of cash deposits of $18.5 million and letters of credit of $11.8 million, to purchase land with a total remaining purchase price of $493.7 million. The Company’s land option contracts generally do not contain provisions requiring the Company’s specific performance.
12.	Legal Matters
ERISA Litigation
On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of the

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Legal Matters (continued)
Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against the Company, its directors, certain of its current and former officers, and the board of directors committee that oversees the KB Home 401(k) Savings Plan (the “Plan”). After the court allowed leave to file an amended complaint, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of KB Home who participated in the Plan. Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the Plan about the Company’s alleged prior stock option backdating practices and by failing to remove the Company’s stock as an investment option under the Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their Plan accounts than they would have earned but for defendants’ alleged breach of duties. Plaintiffs seek unspecified money damages and injunctive and other equitable relief.
The court has tentatively scheduled the trial to begin on November 9, 2010. On August 31, 2009, the Company filed a motion for summary judgment dismissal of all of plaintiffs’ claims against it. The Company’s co-defendants also joined in the motion. The hearing on the motion is set for November 9, 2009. While the Company believes it has strong defenses to the ERISA claims, it has not concluded whether an unfavorable outcome is likely to be material to its consolidated financial position or results of operations.
Other Matters
On October 2, 2009, the staff of the SEC notified the Company that a formal order of investigation had been issued regarding possible accounting and disclosure issues. The staff has stated that its investigation should not be construed as an indication by the SEC that there has been any violation of the federal securities laws. The Company is cooperating with the staff of the SEC in connection with the investigation. The Company cannot predict the outcome of, or the timeframe for, the conclusion of this matter.
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
On January 22, 2009, the Company adopted a Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent, dated as of that date (the “2009 Rights Agreement”), and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock that was payable to stockholders of record as of the close of business on March 5, 2009. Subject to the terms, provisions and conditions of the 2009 Rights Agreement, if these rights become exercisable, each right would initially represent the right to purchase from the Company 1/100th of a share of its Series A Participating Cumulative Preferred Stock for a purchase price of $85.00 (the “Purchase Price”). If issued, each fractional share of preferred stock would generally give a stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder, including without limitation any dividend, voting or liquidation rights. The rights will not be exercisable until the earlier of (i) 10 calendar days after a public announcement by the Company that a person or group has become an Acquiring Person (as defined under the 2009 Rights Agreement) and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group if upon consummation of the offer the person or group would beneficially own 4.9% or more of the Company’s outstanding common stock.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Stockholders’ Equity (continued)
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
As of August 31, 2009, the Company was authorized to repurchase four million shares of its common stock under a board-approved share repurchase program. The Company did not repurchase any shares of its common stock under this program in the nine months ended August 31, 2009. The Company acquired $.6 million of common stock in the nine months ended August 31, 2009, which were previously issued shares delivered to the Company by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the share repurchase program.
On February 9, 2009, in connection with the settlement of certain stockholder derivative litigation, the Company’s former chairman and chief executive officer relinquished 1,379,594 shares of restricted stock to the Company. These shares were transferred to the Company and are reflected as treasury stock.
During the quarter ended February 28, 2009, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 19, 2009 to stockholders of record on February 5, 2009. During the quarter ended May 31, 2009, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on May 21, 2009 to stockholders of record on May 7, 2009. During the quarter ended August 31, 2009, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on August 20, 2009 to stockholders of record on August 6, 2009.
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
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretations No. 46(R)” (“SFAS No. 167”). SFAS No. 167 revises the approach to determining the primary beneficiary of a VIE to be more qualitative in nature and requires companies to more frequently reassess whether they must consolidate a VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is currently evaluating the potential impact of adopting SFAS No. 167 on its consolidated financial position and results of operations.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification as the authoritative source for U.S. generally accepted accounting principles to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 does not change generally accepted accounting principles and will not have an impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (“FASB Update No. 2009-5”), which provides amendments to Accounting Standards Codification Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall,” for the fair value measurement of liabilities. FASB Update No. 2009-5 provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available. The amendments are intended to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. The guidance is effective for the first reporting period (including interim period)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Recent Accounting Pronouncements (continued)
beginning after issuance. FASB Update No. 2009-5 concerns disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.
15.	Income Taxes
The Company’s income tax benefit totaled $11.0 million for the three months ended August 31, 2009, compared to $7.0 million for the three months ended August 31, 2008. The Company’s effective income tax rate was 14.3% in the third quarter of 2009 compared to 4.6% for the third quarter of 2008. For the nine months ended August 31, 2009, the Company’s income tax benefit totaled $17.7 million, compared to $6.1 million for the nine months ended August 31, 2008. The Company’s effective income tax rate was 8.0% in the nine months ended August 31, 2009, compared to .9% in the year-earlier period. The difference in the Company’s effective tax rate for the three months ended August 31, 2009 compared to the year-earlier period resulted primarily from the reversal of a $10.8 million liability for unrecognized federal tax benefits as a result of the resolution of a federal tax audit. For the nine months ended August 31, 2009, the difference in the Company’s effective tax rate compared to the year-earlier period resulted primarily from the reversal of a $13.1 million liability for unrecognized federal tax benefits and the recognition of a $5.0 million federal and state income tax receivable based on the status of federal tax audits and amended state filings.
In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), the Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. To the extent the Company generates taxable income in the future to utilize these tax benefits, the Company would expect to reverse the valuation allowance and decrease its effective tax rate on future income. However, to the extent the Company generates future operating losses, it would be required to increase the valuation allowance on its net deferred tax assets and its income tax provision would be adversely affected. During the three months ended August 31, 2009, the Company recorded a valuation allowance of $35.5 million against the net deferred tax assets generated from the net loss for the period. During the three months ended August 31, 2008, the Company recorded a similar valuation allowance of $58.1 million against net deferred tax assets. For the nine months ended August 31, 2009 and 2008, the Company recorded valuation allowances of $89.9 million and $257.0 million, respectively, against the net deferred tax assets generated in those periods. The Company’s net deferred tax assets totaled $1.1 million at both August 31, 2009 and November 30, 2008. The deferred tax asset valuation allowance increased to $946.3 million at August 31, 2009 from $878.8 million at November 30, 2008. This increase reflected the net impact of the $89.9 million valuation allowance recorded during the first nine months of 2009, partially offset by a reduction of deferred tax assets due to the forfeiture of certain equity-based awards.
During the three months ended August 31, 2009, the Company had $.1 million of additions and $11.1 million of reductions to its total gross unrecognized tax benefits primarily due to the resolution of a federal tax audit and the status of potential state adjustments. During the nine months ended August 31, 2009, additions and reductions to the Company’s total gross unrecognized tax benefits were $10.3 million and $25.5 million, respectively. The total amount of gross unrecognized tax benefits, including interest and penalties, was $10.8 million as of August 31, 2009. The Company anticipates that total gross unrecognized tax benefits will decrease by an amount ranging from $3.0 million to $6.0 million during the twelve months from this reporting date due to various state filings associated with the resolution of the federal audit.
The benefits of the Company’s net operating losses, built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on the Company’s analysis performed as of August 31, 2009, the Company does not believe it has experienced a change in ownership as defined by Section 382, and, therefore, the net operating losses, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation as of this reporting date.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following table represents supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2009	2008
Summary of cash and cash equivalents:
Homebuilding	$953,510	$942,451
Financial services	1,873	13,766

Total	$955,383	$956,217

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$67,833	$48,386
Income taxes refunded	(231,483)	(105,102)

Supplemental disclosure of noncash activities:
Increase in inventories in connection with consolidation of joint ventures	$97,550	$—
Increase in secured debt in connection with consolidation of joint ventures	133,051	—
Cost of inventories acquired through seller financing	8,964	16,320
Decrease in consolidated inventories not owned	(40,374)	(134,678)

17.	Supplemental Guarantor Information
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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidating Statements of Operations
Nine Months Ended August 31, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,012,120	$138,162	$—	$1,150,282

Homebuilding:
Revenues	$—	$1,012,120	$132,894	$—	$1,145,014
Construction and land costs	—	(956,354)	(125,989)	—	(1,082,343)
Selling, general and administrative expenses	(54,883)	(134,632)	(28,132)	—	(217,647)

Operating loss	(54,883)	(78,866)	(21,227)	—	(154,976)
Interest income	5,233	572	605	—	6,410
Loss on early redemption/interest expense, net of amounts capitalized	25,186	(56,293)	(4,395)	—	(35,502)
Equity in loss of unconsolidated joint ventures	—	(20,699)	(27,112)	—	(47,811)

Homebuilding pretax loss	(24,464)	(155,286)	(52,129)	—	(231,879)

Financial services pretax income	—	—	11,676	—	11,676

Total pretax loss	(24,464)	(155,286)	(40,453)	—	(220,203)
Income tax benefit	2,000	12,400	3,300	—	17,700
Equity in net loss of subsidiaries	(180,039)	—	—	180,039	—

Net loss	$(202,503)	$(142,886)	$(37,153)	$180,039	$(202,503)

Condensed Consolidating Statements of Operations
Nine Months Ended August 31, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,620,364	$494,535	$—	$2,114,899

Homebuilding:
Revenues	$—	$1,620,364	$487,153	$—	$2,107,517
Construction and land costs	—	(1,781,778)	(540,435)	—	(2,322,213)
Selling, general and administrative expenses	(59,467)	(221,123)	(99,324)	—	(379,914)
Goodwill impairment	(24,570)	—	—	—	(24,570)

Operating loss	(84,037)	(382,537)	(152,606)	—	(619,180)
Interest income	26,700	2,231	309	—	29,240
Loss on early redemption of debt	42,542	(28,368)	(24,562)	—	(10,388)
Equity in loss of unconsolidated joint ventures	—	(6,586)	(84,978)	—	(91,564)

Homebuilding pretax loss	(14,795)	(415,260)	(261,837)	—	(691,892)

Financial services pretax income	—	—	16,945	—	16,945

Total pretax loss	(14,795)	(415,260)	(244,892)	—	(674,947)
Income tax benefit	100	3,700	2,300	—	6,100
Equity in net loss of subsidiaries	(654,152)	—	—	654,152	—

Net loss	$(668,847)	$(411,560)	$(242,592)	$654,152	$(668,847)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidating Statements of Operations
Three Months Ended August 31, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$410,438	$48,013	$—	$458,451

Homebuilding:
Revenues	$—	$410,438	$45,910	$—	$456,348
Construction and land costs	—	(372,539)	(42,036)	—	(414,575)
Selling, general and administrative expenses	(27,834)	(49,775)	(6,269)	—	(83,878)

Operating loss	(27,834)	(11,876)	(2,395)	—	(42,105)
Interest income	887	155	89	—	1,131
Loss on early redemption/interest expense, net of amounts capitalized	4,487	(17,098)	(2,768)	—	(15,379)
Equity in loss of unconsolidated joint ventures	—	(3,218)	(23,097)	—	(26,315)

Homebuilding pretax loss	(22,460)	(32,037)	(28,171)	—	(82,668)

Financial services pretax income	—	—	5,620	—	5,620

Total pretax loss	(22,460)	(32,037)	(22,551)	—	(77,048)
Income tax benefit	3,200	4,600	3,200	—	11,000
Equity in net loss of subsidiaries	(46,788)	—	—	46,788	—

Net loss	$(66,048)	$(27,437)	$(19,351)	$46,788	$(66,048)

Condensed Consolidating Statements of Operations
Three Months Ended August 31, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$516,431	$165,179	$—	$681,610

Homebuilding:
Revenues	$—	$516,431	$162,684	$—	$679,115
Construction and land costs	—	(506,871)	(146,861)	—	(653,732)
Selling, general and administrative expenses	(22,035)	(79,750)	(31,426)	—	(133,211)

Operating loss	(22,035)	(70,190)	(15,603)	—	(107,828)
Interest income	6,234	337	115	—	6,686
Loss on early redemption of debt	2,480	(5,914)	(6,954)	—	(10,388)
Equity in loss of unconsolidated joint ventures	—	(2,471)	(43,732)	—	(46,203)

Homebuilding pretax loss	(13,321)	(78,238)	(66,174)	—	(157,733)

Financial services pretax income	—	—	5,988	—	5,988

Total pretax loss	(13,321)	(78,238)	(60,186)	—	(151,745)
Income tax expense	600	3,300	3,100	—	7,000
Equity in net loss of subsidiaries	(132,024)	—	—	132,024	—

Net loss	$(144,745)	$(74,938)	$(57,086)	$132,024	$(144,745)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidating Balance Sheets
August 31, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$819,004	$21,044	$113,462	$—	$953,510
Restricted cash	104,180	—	—	—	104,180
Receivables	3,739	111,852	22,245	—	137,836
Inventories	—	1,751,457	159,860	—	1,911,317
Investments in unconsolidated joint ventures	—	168,484	3,663	—	172,147
Other assets	72,993	14,573	248	—	87,814

	999,916	2,067,410	299,478	—	3,366,804

Financial services	—	—	26,480	—	26,480
Investments in subsidiaries	(33,168)	—	—	33,168	—

Total assets	$966,748	$2,067,410	$325,958	$33,168	$3,393,284

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$112,494	$676,460	$167,192	$—	$956,146
Mortgages and notes payable	1,656,147	156,692	—	—	1,812,839

	1,768,641	833,152	167,192	—	2,768,985

Financial services	—	—	10,787	—	10,787
Intercompany	(1,415,405)	1,266,105	149,300	—	—
Stockholders’ equity	613,512	(31,847)	(1,321)	33,168	613,512

Total liabilities and stockholders’ equity	$966,748	$2,067,410	$325,958	$33,168	$3,393,284

Condensed Consolidating Balance Sheets
November 30, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$987,057	$25,067	$123,275	$—	$1,135,399
Restricted cash	115,404	—	—	—	115,404
Receivables	218,600	126,713	12,406	—	357,719
Inventories	—	1,748,526	358,190	—	2,106,716
Investments in unconsolidated joint ventures	—	176,290	1,359	—	177,649
Other assets	83,028	13,954	2,279	—	99,261

	1,404,089	2,090,550	497,509	—	3,992,148

Financial services	—	—	52,152	—	52,152
Investments in subsidiaries	51,848	—	—	(51,848)	—

Total assets	$1,455,937	$2,090,550	$549,661	$(51,848)	$4,044,300

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$190,455	$786,717	$285,519	$—	$1,262,691
Mortgages and notes payable	1,845,169	96,368	—	—	1,941,537

	2,035,624	883,085	285,519	—	3,204,228

Financial services	—	—	9,467	—	9,467
Intercompany	(1,410,292)	1,207,465	202,827	—	—
Stockholders’ equity	830,605	—	51,848	(51,848)	830,605

Total liabilities and stockholders’ equity	$1,455,937	$2,090,550	$549,661	$(51,848)	$4,044,300

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidating Statements of Cash Flows
Nine Months Ended August 31, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net loss	$(202,503)	$(142,886)	$(37,153)	$180,039	$(202,503)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	86,541	4,928	—	91,469
Changes in assets and liabilities:
Receivables	214,861	30,894	(9,450)	—	236,305
Inventories	—	(23,295)	193,365	—	170,070
Accounts payable, accrued expenses and other liabilities	(82,054)	(50,650)	(116,970)	—	(249,674)
Other, net	20,959	20,926	25,665	—	67,550

Net cash provided (used) by operating activities	(48,737)	(78,470)	60,385	180,039	113,217

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(14,811)	(5,160)	—	(19,971)
Sales (purchases) of property and equipment, net	(65)	(1,444)	264	—	(1,245)

Net cash used by investing activities	(65)	(16,255)	(4,896)	—	(21,216)

Cash flows from financing activities:
Change in restricted cash	11,224	—	—	—	11,224
Proceeds from issuance of senior notes	259,737	—	—	—	259,737
Payment of senior notes issuance costs	(4,294)	—	—	—	(4,294)
Repayment of senior and senior subordinated notes	(453,105)	—	—	—	(453,105)
Payments on mortgages, land contracts and other loans	—	(78,983)	—	—	(78,983)
Issuance of common stock under employee stock plans	2,196	—	—	—	2,196
Payments of cash dividends	(14,295)	—	—	—	(14,295)
Repurchases of common stock	(616)	—	—	—	(616)
Intercompany	79,902	169,685	(69,548)	(180,039)	—

Net cash provided (used) by financing activities	(119,251)	90,702	(69,548)	(180,039)	(278,136)

Net decrease in cash and cash equivalents	(168,053)	(4,023)	(14,059)	—	(186,135)
Cash and cash equivalents at beginning of period	987,057	25,067	129,394	—	1,141,518

Cash and cash equivalents at end of period	$819,004	$21,044	$115,335	$—	$955,383

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended August 31, 2008 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total
Cash flows from operating activities:
Net loss	$(668,847)	$(411,560)	$(242,592)	$654,152	$(668,847)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	303,981	97,092	—	401,073
Goodwill impairment	24,570	—	—	—	24,570
Changes in assets and liabilities:
Receivables	99,209	13,663	(3,840)	—	109,032
Inventories	—	149,701	80,606	—	230,307
Accounts payable, accrued expenses and other liabilities	(48,130)	(132,593)	(15,817)	—	(196,540)
Other, net	32,384	12,555	85,709	—	130,648

Net cash provided (used) by operating activities	(560,814)	(64,253)	1,158	654,152	30,243

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(1,821)	(59,643)	—	(61,464)
Sales (purchases) of property and equipment, net	5,869	(28)	283	—	6,124

Net cash provided (used) by investing activities	5,869	(1,849)	(59,360)	—	(55,340)

Cash flows from financing activities:
Redemption of senior subordinated notes	(305,814)	—	—	—	(305,814)
Payments on mortgages, land contracts and other loans	—	(3,066)	—	—	(3,066)
Issuance of common stock under employee stock plans	5,111	—	—	—	5,111
Payments of cash dividends	(58,102)	—	—	—	(58,102)
Repurchases of common stock	(557)	—	—	—	(557)
Intercompany	607,099	25,594	21,459	(654,152)	—

Net cash provided (used) by financing activities	247,737	22,528	21,459	(654,152)	(362,428)

Net decrease in cash and cash equivalents	(307,208)	(43,574)	(36,743)	—	(387,525)
Cash and cash equivalents at beginning of period	1,104,429	71,519	167,794	—	1,343,742

Cash and cash equivalents at end of period	$797,221	$27,945	$131,051	$—	$956,217

18.	Subsequent Events
The Company has evaluated subsequent events through October 9, 2009, the date the financial statements were filed with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding operations and our financial services operations. The following table presents a summary of our results for the nine months and three months ended August 31, 2009 and 2008 (in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2009	2008	2009	2008
Revenues:
Homebuilding	$1,145,014	$2,107,517	$456,348	$679,115
Financial services	5,268	7,382	2,103	2,495

Total	$1,150,282	$2,114,899	$458,451	$681,610

Pretax loss:
Homebuilding	$(231,879)	$(691,892)	$(82,668)	$(157,733)
Financial services	11,676	16,945	5,620	5,988

Total pretax loss	(220,203)	(674,947)	(77,048)	(151,745)
Income tax benefit	17,700	6,100	11,000	7,000

Net loss	$(202,503)	$(668,847)	$(66,048)	$(144,745)

Basic and diluted loss per share	$(2.64)	$(8.63)	$(.87)	$(1.87)

Operating conditions during the three months ended August 31, 2009 remained challenging, reflecting the impact of the ongoing downturn in the overall housing market and the weak U.S. economy. A general oversupply of new and resale homes, exacerbated by rising mortgage delinquencies and foreclosures, continued to depress prices and intensify competition, while poor job market conditions, tight mortgage lending standards and weak consumer confidence restrained demand. These negative factors were partially offset to varying degrees in some markets by continued improvement in housing affordability, government tax incentives, and relatively low mortgage interest rates.
Amid these mixed conditions, we delivered fewer homes and generated lower revenues in the 2009 third quarter compared to the same period a year ago, but we reduced our net loss by more than half and increased our net orders by 62%. We believe these net loss and net order improvements are largely the result of strategies we have put into action over the past several quarters to achieve three primary goals: generating cash and maintaining a strong balance sheet; restoring the profitability of our homebuilding operations; and positioning our business to capitalize on a housing market recovery when it occurs. As these goals remain our core strategic focus, and as we expect market conditions to change little through the remainder of our current fiscal year, we anticipate reporting lower year-over-year revenues and homes delivered in the 2009 fourth quarter, but improved year-over-year bottom line results.
Our total revenues of $458.5 million for the three months ended August 31, 2009 declined 33% from $681.6 million for the three months ended August 31, 2008, primarily due to a decrease in housing revenues. Housing revenues totaled $454.2 million in the third quarter of 2009, down 32% from $668.3 million in the year-earlier quarter, reflecting decreases in both the number of homes we delivered and our average selling price. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. We delivered 2,240 homes in the third quarter of 2009, down 20% from the 2,788 homes we delivered in the year-earlier quarter. The decrease was largely attributable to our Southwest and Southeast homebuilding segments, where the number of homes delivered fell 26% and 47%, respectively, on a year-over-year basis. In our West Coast homebuilding segment, the number of homes delivered in the third quarter of 2009 was down 8% from the year-earlier quarter, while in the Central homebuilding segment the number of homes delivered increased 5%. The overall average selling price of our homes decreased 15% to $202,800 in the third quarter of 2009 from $239,700 in the corresponding quarter of 2008, reflecting year-over-year decreases in each of our homebuilding segments.
The number of homes delivered in the three months ended August 31, 2009 decreased from the year-earlier quarter mainly due to a 37% reduction in the number of active communities we operated. “Active communities” are those that deliver five or more homes in a particular reporting period. We have strategically reduced the number of active communities we operate over the past several quarters to align our business operations with the significantly reduced home sales activity we have experienced relative to the peak levels of a few years ago. We have done this primarily by exiting underperforming markets, operating fewer communities in weaker markets and curtailing land acquisitions and development activities. As a result of these efforts, our inventory balance of $1.91 billion at August 31, 2009 was 25% lower than the $2.56 billion balance at August 31, 2008. Our ongoing nationwide rollout of The Open Series™ product line, which is described further below under “Outlook,” also contributed to our reduced active community count in the third quarter of 2009, as it temporarily reduced the number of homes delivered in some transitioning communities.
The decline in our average selling price in the third quarter of 2009 relative to the year-earlier quarter reflected targeted price reductions we implemented in some markets in response to intense competition, as well as our rollout of value-engineered product, including The Open Series, at lower price points compared to our pre-existing product.
Included in our total revenues were financial services revenues of $2.1 million in the third quarter of 2009 and $2.5 million in the third quarter of 2008. Financial services revenues decreased in the three months ended August 31, 2009 mainly due to the lower number of homes we delivered in the period compared to a year ago, which reduced title and insurance services revenue.
We incurred a net loss of $66.0 million, or $.87 per diluted share, in the third quarter of 2009, compared to a net loss of $144.7 million, or $1.87 per diluted share, for the year-earlier period. The reduction in our third quarter 2009 net loss compared to the year-earlier quarter was due to a decrease in total charges for inventory and joint venture impairments and land option contract abandonments, an increase in our housing gross margin, and a decrease in our selling, general and administrative expenses. Our net loss for the three months ended August 31, 2009 included pretax, noncash charges of $47.7 million for inventory and joint venture impairments and land option contract abandonments, and $5.7 million to increase our warranty liability for allegedly defective drywall material that was or may have been installed in some of our homes. We also recorded a $35.5 million after-tax valuation allowance charge against net deferred tax assets in the third quarter of 2009 to fully reserve the tax benefits generated from our pretax loss. In the year-earlier quarter, our net loss included $82.2 million of pretax, noncash inventory and joint venture impairment charges and a $58.1 million after-tax valuation allowance charge against net deferred tax assets. Our housing gross margin in the third quarter of 2009 increased to 11.1% from 3.9% in the year-earlier quarter. Excluding inventory-related charges of $16.0 million in the 2009 third quarter and $38.5 million in the 2008 third quarter, our housing gross margin improved year-over-year to 14.6% from 9.6%, mainly due to our ongoing implementation of initiatives to roll out more cost-effective product, reduce direct construction costs and increase operating efficiencies, consistent with the principles of our KBnxt operational business model. Our selling, general and administrative expenses in the three months ended August 31, 2009 decreased 37% to $83.9 million, down from $133.2 million in the year-earlier quarter, reflecting operational consolidations and workforce reductions we have implemented over the past several quarters to reduce our overhead costs.
Total revenues for the nine months ended August 31, 2009 were $1.15 billion, down 46% from $2.11 billion in the year-earlier period. Included in our total revenues were financial services revenues of $5.3 million in the first nine months of 2009 and $7.4 million in the year-earlier period. Our net loss for the nine months ended August 31, 2009 totaled $202.5 million, or $2.64 per diluted share, including pretax, noncash charges of $129.5 million for inventory and joint venture impairments and land option contract abandonments, and an after-tax valuation allowance charge of $89.9 million against net deferred tax assets to fully reserve the tax benefits generated from our pretax loss in the period. For the nine months ended August 31, 2008, we incurred a net loss of $668.8 million, or $8.63 per diluted share, including pretax, noncash charges of $482.7 million for inventory and joint venture impairments and land option contract abandonments, and $24.6 million for goodwill impairment, and an after-tax valuation charge of $257.0 million against the net deferred tax assets generated during the period.
Consistent with our goal of maintaining a strong cash position and balance sheet, we ended the 2009 third quarter with $1.06 billion of cash and cash equivalents and restricted cash, no cash borrowings under the Credit Facility and no public debt maturities until 2011. Our debt balance at August 31, 2009 was $1.81 billion, down $128.7 million from the end of our 2008 fiscal year, mainly due to the maturity and repayment of the $200 Million Senior Subordinated Notes on December 15, 2008 and our purchase of $250.0 million in aggregate principal amount of 6 3/8% senior notes due 2011, partly offset by the issuance of the $265 Million Senior Notes and the addition of debt associated with previously unconsolidated joint ventures that were consolidated in the third quarter of 2009.
Our backlog at August 31, 2009 was comprised of 3,722 net orders, representing projected future housing revenues of approximately $734.1 million, compared to a backlog at August 31, 2008 of 4,774 net orders representing potential future housing revenues of approximately $1.13 billion. Our lower backlog at the end of the third quarter of 2009 compared to the year-earlier quarter mainly reflected lower inventory levels, a reduction in the number of active communities we operated, lower year-over-year second quarter net orders and lower average selling prices.
Our homebuilding operations generated 2,158 net orders in the three months ended August 31, 2009, up 62% from 1,329 net orders in the year-earlier quarter. This increase reflected strong net orders of our value-engineered product line, including The Open Series, in communities where we have introduced it, and improvement in our cancellation rate. Our value-engineered product accounted for 62% of our total net orders in the third quarter of 2009, up from 50% in the second quarter of 2009. We plan to continue to roll out these product designs in more communities and believe the positive momentum generated from our product transition will favorably impact our net orders in the fourth quarter of 2009. As a percentage of gross orders, our third-quarter cancellation rate improved to 27% from 51% in the third quarter of 2008, with each of our homebuilding segments experiencing improvement. Our cancellation rate as a percentage of beginning backlog also improved in the third quarter of 2009, to 20% from 22% in the third quarter of 2008.
HOMEBUILDING
We have grouped our homebuilding activities into four reportable segments, which we refer to as West Coast, Southwest, Central and Southeast. As of August 31, 2009, these segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, North Carolina and South Carolina. As described further under “Outlook,” we announced in September 2009 that we are resuming homebuilding operations in the Washington, D.C. metro market, which will be grouped into our Southeast segment.
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2009	2008	2009	2008

Revenues:
Housing	$1,139,472	$2,031,725	$454,212	$668,292
Land	5,542	75,792	2,136	10,823

Total	1,145,014	2,107,517	456,348	679,115

Costs and expenses:
Construction and land costs
Housing	1,066,882	2,162,558	404,006	642,467
Land	15,461	159,655	10,569	11,265

Total	1,082,343	2,322,213	414,575	653,732
Selling, general and administrative expenses	217,647	379,914	83,878	133,211
Goodwill impairment	—	24,570	—	—

Total	1,299,990	2,726,697	498,453	786,943

Operating loss	$(154,976)	$(619,180)	$(42,105)	$(107,828)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2009	2008	2009	2008

Homes delivered	5,446	8,526	2,240	2,788
Average selling price	$209,200	$238,300	$202,800	$239,700
Housing gross margin	6.4%	-6.4%	11.1%	3.9%

Selling, general and administrative expenses as a percent of housing revenues	19.1%	18.7%	18.5%	19.9%

Operating loss as a percent of homebuilding revenues	-13.5%	-29.4%	-9.2%	-15.9%
The following tables present homes delivered, net orders and cancellation rates (based on gross orders) by reporting segment and with respect to our unconsolidated joint ventures for the three-month and nine-month periods ended August 31, 2009 and 2008, and our ending backlog at August 31, 2009 and 2008:

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2009	2008	2009	2008	2009	2008

West Coast	669	731	591	361	23%	48%

Southwest	314	425	355	282	20	37

Central	783	745	808	506	28	43

Southeast	474	887	404	180	32	74

Total	2,240	2,788	2,158	1,329	27%	51%

Unconsolidated joint ventures	37	45	17	39	32%	57%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2009	2008	2009	2008	2009	2008

West Coast	1,589	1,948	1,978	1,877	21%	37%

Southwest	822	1,699	936	1,228	21	33

Central	1,755	2,507	2,478	1,701	25	44

Southeast	1,280	2,372	1,503	2,172	28	42

Total	5,446	8,526	6,895	6,978	24%	40%

Unconsolidated joint ventures	115	194	90	218	38%	38%

	August 31,
			Backlog - Value
	Backlog - Homes		(In Thousands)
Segment	2009	2008	2009	2008

West Coast	970	1,119	$293,329	$391,525

Southwest	462	835	75,439	190,279

Central	1,444	1,205	218,430	230,154

Southeast	846	1,615	146,896	321,321

Total	3,722	4,774	$734,094	$1,133,279

Unconsolidated joint ventures	42	233	$15,456	$136,918

Revenues. Homebuilding revenues decreased by $222.8 million, or 33%, to $456.3 million in the three months ended August 31, 2009 from $679.1 million in the year-earlier quarter, mainly due to a decrease in housing revenues. Housing revenues of $454.2 million for the three months ended August 31, 2009 fell by $214.1 million, or 32%, from $668.3 million in the year-earlier quarter, reflecting a 20% decrease in homes delivered and a 15% decline in the average selling price. We delivered 2,240 homes in the third quarter of 2009, down from 2,788 homes delivered in the year-earlier quarter, largely due to a 37% reduction in the number of active communities we operated. We have strategically reduced the number of active communities we operate over the past several quarters to align our business operations with the significantly reduced home sales activity we have experienced relative to the peak levels of a few years ago. We expect our reduction in active communities to decrease the number of homes we deliver and the amount of revenues we generate from our housing operations on a year-over-year basis in the fourth quarter of 2009.
Our overall average selling price of $202,800 for the three months ended August 31, 2009 decreased from $239,700 in the year-earlier period, reflecting lower average selling prices in each of our geographic segments. Year-over-year, average selling prices declined 13% in our West Coast segment, 28% in our Southwest segment, 18% in our Central segment and 15% in our Southeast segment, due to downward pricing pressures. These pressures included, to varying degrees depending on local market circumstances, difficult economic and job market conditions, intense competition from homebuilders and sellers of existing and foreclosed homes, and our rollout of value-engineered product at price points lower than those of our pre-existing product in order to meet consumer demand for more affordable homes. We expect our overall average selling price to decrease in the fourth quarter of 2009 as these downward pricing pressures are likely to continue.
Homebuilding revenues for the nine months ended August 31, 2009 decreased by $962.5 million, or 46%, to $1.15 billion from $2.11 billion for the year-earlier period, due to lower housing and land sale revenues. Housing revenues for the nine months ended August 31, 2009 totaled $1.14 billion, down 44% from $2.03 billion in the year-earlier period, due to a 36% decrease in homes delivered and a 12% decline in our average selling price. We delivered 5,446 homes in the first nine months of 2009, down from 8,526 homes in the first nine months of 2008, primarily due to a reduction in the number of active communities we operated. Due to the downward pricing pressures described above, our average selling price decreased to $209,200 in the first nine months of 2009 from $238,300 in the corresponding period of 2008.
Revenues from land sales totaled $2.1 million in the three months ended August 31, 2009, compared to $10.8 million in the year-earlier period. For the nine months ended August 31, 2009, revenues from land sales totaled $5.5 million compared to $75.8 million for the corresponding period of 2008. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership positions in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve, and prevailing market conditions. Land sale revenues for the nine months ended August 31, 2009 decreased substantially compared to the nine months ended August 31, 2008 as we sold a greater volume of land in the year-earlier period that no longer fit our marketing strategy, rather than hold it for future development.
Operating Loss. Our homebuilding business generated operating losses of $42.1 million in the third quarter of 2009 and $107.8 million in the year-earlier quarter, principally due to losses from housing operations. Our homebuilding operating losses represented negative 9.2% of homebuilding revenues in the three months ended August 31, 2009 and negative 15.9% of homebuilding revenues in the year-earlier period. The homebuilding operating loss improved on a percentage basis in the three months ended August 31, 2009 compared to the year-earlier period due to an increase in our housing gross margin and a reduction in our selling, general and administrative expenses as a percent of revenues.
Within our housing operations, the 2009 third quarter operating loss decreased from the year-earlier quarter due to lower pretax, noncash charges for inventory impairments and land option contract abandonments, an improved gross margin and lower selling, general and administrative expenses. Inventory impairment and land option contract abandonment charges totaled $16.0 million in the third quarter of 2009, down from $38.5 million in the third quarter of 2008. Of the inventory-related charges recorded in the 2009 third quarter, 48% related to our West Coast segment, 39% related to our Central segment and 13% related to our Southeast segment. There were no inventory impairment or land option contract abandonment charges in our Southwest segment in the third quarter of 2009.

The inventory impairments we recorded in the third quarters of 2009 and 2008 reflected declining asset values in certain markets due to difficult economic and housing market conditions, including a persistent oversupply of new and resale homes, rising foreclosure activity, heightened competition for orders, and turmoil and tightening in the consumer mortgage lending and other credit markets. The charges for land option contract abandonments reflected our termination of land option contracts on projects that no longer met our investment standards. Our housing gross margin, including inventory-related charges, improved by 7.2 percentage points to 11.1% in the third quarter of 2009 from 3.9% in the year-earlier quarter. Excluding the inventory-related charges of $16.0 million in the third quarter of 2009 and $38.5 million in the third quarter of 2008, our housing gross margin would have been 14.6% in 2009 and 9.6% in 2008. This margin improvement reflects the combined impact of our initiatives to roll out more cost-effective product, such as The Open Series, reduce direct construction costs and increase operating efficiencies, consistent with the principles of our KBnxt operational business model. Our margins were also favorably impacted by the inventory-related charges incurred in prior quarters.
Company-wide land sales generated a loss of $8.4 million in the three months ended August 31, 2009, including $8.5 million of pretax, noncash impairment charges related to planned future land sales. In the three months ended August 31, 2008, land sales produced a loss of $.4 million, which included $.6 million of similar impairment charges.
As of August 31, 2009, the aggregate carrying value of inventory that had been impacted by pretax, noncash impairment charges was $849.4 million, representing 136 communities and various other land parcels. As of November 30, 2008, the aggregate carrying value of inventory that had been impacted by pretax, noncash impairment charges was $1.01 billion, representing 163 communities and various other land parcels.
Selling, general and administrative expenses in the three months ended August 31, 2009 decreased by $49.3 million, or 37%, to $83.9 million from $133.2 million in the year-earlier period. The year-over-year decrease was driven by the operational consolidations and workforce reductions we have implemented over the past several quarters to adjust our operations to the significantly reduced home sales activity we have experienced relative to the peak levels of a few years ago. Most of the cost reductions in the third quarter of 2009 were related to lower salary and other payroll-related expenses stemming from a 31% decrease in our personnel from the year-earlier quarter. As a percent of housing revenues, selling, general and administrative expenses decreased to 18.5% in the three months ended August 31, 2009 from 19.9% in the corresponding 2008 period. We expect our selling, general and administrative expenses as a percent of housing revenues to improve slightly in the fourth quarter of 2009 relative to the year-earlier quarter. However, we expect the ratio to remain above historical levels in part due to our strategic decision to maintain an operational platform that can effectively take advantage of long-term growth opportunities that we expect will arise as housing markets stabilize.
Our homebuilding business posted operating losses of $155.0 million for the nine months ended August 31, 2009 and $619.2 million for the nine months ended August 31, 2008, due to losses from both housing operations and land sales. As a percentage of homebuilding revenues, the operating loss improved to negative 13.5% in the first nine months of 2009 from negative 29.4% in the first nine months of 2008, largely as a result of the expansion of our housing gross margin to positive 6.4% from negative 6.4% in the year-earlier period. This improvement was primarily due to a decrease in pretax, noncash charges for inventory impairments and land option contract abandonments and the favorable impact of our operational initiatives designed to reduce direct construction costs and increase operating efficiencies. In the nine months ended August 31, 2009, the housing gross margin reflected $81.7 million of inventory impairment and land option contract abandonment charges compared to $315.9 million of similar charges in the year-earlier period. Company-wide land sales generated a loss of $9.9 million in the first nine months of 2009, including $9.8 million of impairment charges related to future land sales. In the first nine months of 2008, land sales produced losses of $83.9 million, including $85.2 million of similar impairment charges.
Selling, general and administrative expenses decreased by $162.3 million, or 43%, to $217.6 million in the nine months ended August 31, 2009 from $379.9 million in the corresponding period of 2008. As a percentage of housing revenues, selling, general and administrative expenses increased to 19.1% in the first nine months of 2009 from 18.7% in the year-earlier period, primarily due to the substantial year-over-year decline in our housing revenues.

Interest Income. Interest income, which is generated from short-term investments and mortgages receivable, totaled $1.1 million in the three months ended August 31, 2009 and $6.7 million in the three months ended August 31, 2008. For the nine months ended August 31, 2009, interest income totaled $6.4 million compared to $29.2 million in the year-earlier period. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates. Interest income decreased in the three months and nine months ended August 31, 2009 compared to the year-earlier periods, due to a decrease in the average balance of cash and cash equivalents we maintained and lower interest rates. The lower interest rates reflect in part the investment of the majority of our cash and cash equivalents in money market accounts that are covered by the U.S. Treasury’s Temporary Guarantee Program and in U.S. government securities.
Loss on Early Redemption/Interest Expense, Net of Amounts Capitalized. In the three months and nine months ended August 31, 2009, our loss on early redemption of debt totaled $1.0 million. This amount represented a $3.7 million loss associated with our early redemption of $250.0 million in aggregate principal amount of our 6 3/8% senior notes due 2011, partly offset by a gain of $2.7 million associated with our early extinguishment of mortgages and land contracts due to land sellers and other loans. In the three months and nine months ended August 31, 2008, our loss on early redemption of debt of $10.4 million was comprised of $7.1 million associated with our redemption of $300.0 million of our 7 3/4% of senior subordinated notes due in 2010 and $3.3 million associated with an amendment of the Credit Facility.
Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $14.4 million and $34.5 million in the three months and nine months ended August 31, 2009, respectively. In the corresponding periods of 2008, all of our interest was capitalized and, consequently, we had no interest expense, net of amounts capitalized. The percentage of interest capitalized was 50% in the three months ended August 31, 2009 and 60% in the nine months ended August 31, 2009. These percentages decreased from the corresponding year-earlier periods because the amount of inventory qualifying for interest capitalization was below our debt level, reflecting the inventory reduction strategy we have implemented over the past several quarters, and our suspension of land development in certain communities. Gross interest incurred decreased to $30.9 million in the third quarter of 2009 from $46.1 million in the corresponding quarter of 2008. For the first nine months of 2009, gross interest incurred totaled $88.2 million compared to $123.0 million in the first nine months of 2008. The decrease in gross interest incurred in the three months and nine months ended August 31, 2009 compared to the corresponding year-earlier periods reflected our overall lower debt levels in 2009. We expect to continue to incur interest expense, net of amounts capitalized, in the fourth quarter of 2009.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $26.3 million in the three months ended August 31, 2009 compared to $46.2 million in the three months ended August 31, 2008. Our equity in loss of unconsolidated joint ventures included pretax, noncash charges of $23.2 million in the third quarter of 2009 and $43.1 million in the third quarter of 2008 to recognize the impairment of certain unconsolidated joint venture investments. Our unconsolidated joint ventures posted combined revenues of $13.6 million and delivered 37 homes in the third quarter of 2009 compared to revenues of $29.9 million and 45 homes delivered in the year-earlier quarter. The year-over-year decrease in unconsolidated joint venture revenues in the 2009 third quarter was primarily due to the corresponding decline in homes delivered from unconsolidated joint ventures in 2009. For the nine months ended August 31, 2009, our equity in loss of unconsolidated joint ventures totaled $47.8 million, compared to $91.6 million for the same period of 2008. These amounts included pretax, noncash charges of $38.0 million in the nine months ended August 31, 2009 and $81.6 million in the nine months ended August 31, 2008 to recognize the impairment of certain unconsolidated joint venture investments. Combined revenues from our unconsolidated joint ventures totaled $47.8 million in the first nine months of 2009 and $85.2 million in the first nine months of 2008. During the first nine months of 2009, our unconsolidated joint ventures delivered 115 homes, compared to 194 homes delivered in the first nine months of 2008. Activities performed by our unconsolidated joint ventures generally include buying, developing and selling land, and, in some cases, constructing and delivering homes. Unconsolidated joint ventures generated combined losses of $53.1 million in the third quarter of 2009 and $28.0 million in the corresponding quarter of 2008. In the first nine months of 2009 and 2008, unconsolidated joint ventures generated combined losses of $92.3 million and $145.6 million, respectively.

HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2009	2008	2009	2008
West Coast:
Revenues	$495,249	$700,301	$205,071	$259,362
Construction and land costs	(466,599)	(794,169)	(176,889)	(238,564)
Selling, general and administrative expenses	(55,638)	(88,761)	(20,709)	(32,620)

Operating income (loss)	(26,988)	(182,629)	7,473	(11,822)
Other, net	(22,585)	(8,826)	(4,625)	(6,198)

Pretax income (loss)	$(49,573)	$(191,455)	$2,848	$(18,020)

Southwest:
Revenues	$149,214	$459,672	$52,768	$95,471
Construction and land costs	(139,570)	(566,094)	(44,197)	(126,402)
Selling, general and administrative expenses	(23,664)	(54,109)	(8,409)	(16,693)

Operating income (loss)	(14,020)	(160,531)	162	(47,624)
Other, net	(17,093)	(26,103)	(5,329)	(20,929)

Pretax loss	$(31,113)	$(186,634)	$(5,167)	$(68,553)

Central:
Revenues	$277,444	$442,650	$116,689	$142,175
Construction and land costs	(254,716)	(409,674)	(114,688)	(123,513)
Selling, general and administrative expenses	(42,154)	(72,790)	(15,450)	(23,465)

Operating loss	(19,426)	(39,814)	(13,449)	(4,803)
Other, net	(7,697)	(9,036)	(3,161)	(2,267)

Pretax loss	$(27,123)	$(48,850)	$(16,610)	$(7,070)

Southeast:
Revenues	$223,107	$504,894	$81,820	$182,107
Construction and land costs	(214,452)	(543,724)	(76,138)	(161,791)
Selling, general and administrative expenses	(30,411)	(92,159)	(8,082)	(34,492)

Operating loss	(21,756)	(130,989)	(2,400)	(14,176)
Other, net	(38,575)	(54,794)	(28,290)	(26,715)

Pretax loss	$(60,331)	$(185,783)	$(30,690)	$(40,891)

West Coast — Total revenues from our West Coast segment decreased 21% to $205.1 million in the three months ended August 31, 2009 from $259.4 million in the year-earlier period, primarily due to lower housing revenues. In the third quarter of 2009, housing revenues decreased 21% to $205.1 million from $258.6 million in the year-earlier quarter due to an 8% decrease in homes delivered and a 13% decline in the average selling price. We delivered 669 homes in the third quarter of 2009, down from 731 in the year-earlier quarter, reflecting a 31% reduction in the number of active communities we operated. The average selling price decreased to $306,500 in the quarter ended August 31, 2009 from $353,800 in the quarter ended August 31, 2008, due to downward pricing pressures resulting from intense competition and our rollout of value-engineered product at lower price points compared to our pre-existing product.
This segment generated pretax income of $2.8 million for the three months ended August 31, 2009, compared to a pretax loss of $18.0 million for the three months ended August 31, 2008. The year-over-year improvement in third quarter pretax results was largely due to a higher gross margin and reduced selling, general and administrative expenses. The gross margin increased to 13.7% in the third quarter of 2009 compared to 8.0% in the year-earlier quarter due to our reduction of direct construction costs. Inventory impairment charges totaled $7.8 million in the third quarter of 2009 and represented 4% of revenues. In the third quarter of 2008, inventory impairment charges totaled $1.8 million and represented 1% of revenues. Selling, general and administrative expenses decreased by $11.9 million, or 37%, to $20.7 million in the third quarter of 2009 from $32.6 million in the third quarter of 2008, reflecting operational consolidations, workforce reductions and other cost-saving initiatives. Other, net expenses included no joint venture impairment charges in the third quarter of 2009, but included $5.7 million of such charges in the third quarter of 2008.
For the nine months ended August 31, 2009, this segment generated total revenues of $495.3 million, down 29% from $700.3 million in the year-earlier period, primarily due to lower housing revenues. In the nine months ended August 31, 2009, housing revenues decreased to $495.3 million from $699.5 million in the year-earlier period due to an 18% decrease in homes delivered and a 13% decline in the average selling price. Homes delivered decreased to 1,589 in the nine months ended August 31, 2009 from 1,948 in the nine months ended August 31, 2008, primarily due to a 21% year-over-year reduction in the number of active communities we operated. The average selling price declined to $311,700 in the first nine months of 2009 from $359,100 in the year-earlier period, reflecting the same downward pricing pressures described above with respect to the three-month period ended August 31, 2009.
Pretax losses from this segment totaled $49.6 million for the nine months ended August 31, 2009 and $191.5 million for the year-earlier period. The pretax loss decreased in the first nine months of 2009 compared to the first nine months of 2008, largely due to a reduction in total charges for inventory impairments and land option contract abandonments. These charges decreased to $43.9 million in the first nine months of 2009 from $144.0 million in the year-earlier period and, as a percentage of revenues, were 9% and 21% in the first nine months of 2009 and 2008, respectively. The gross margin improved to positive 5.8% in the nine months ended August 31, 2009 from negative 13.4% in the year-earlier period, due to the same factors described above with respect to the three-month period ended August 31, 2009 and reduced inventory impairments and land option contract abandonments. Selling, general and administrative expenses of $55.6 million in the first nine months of 2009 decreased by $33.2 million, or 37%, from $88.8 million in the first nine months of 2008 as a result of operational consolidations, workforce reductions and other cost-saving initiatives. Other, net expenses included $7.2 million of joint venture impairment charges in the nine months ended August 31, 2009, and $13.8 million of such charges in the nine months ended August 31, 2008.
Southwest — Our Southwest segment generated total revenues of $52.7 million in the third quarter of 2009, down 45% from $95.5 million in the year-earlier quarter, mainly due to lower housing revenues. In the third quarter of 2009, housing revenues decreased 47% to $50.7 million from $95.5 million in the year-earlier quarter due to a 26% decrease in homes delivered and a 28% decline in the average selling price. We delivered 314 homes at an average selling price of $161,800 in the third quarter of 2009 compared to 425 homes at an average selling price of $224,600 in the year-earlier quarter. The year-over-year decrease in homes delivered was largely due to a 33% decrease in the number of active communities we operated. The decline in the average selling price reflected intense pricing pressure stemming from an oversupply of new and resale homes in the marketplace, rising foreclosures and lower demand, as well as our rollout of value-engineered product at lower price points compared to those of our pre-existing product. In the third quarter of 2009, land sale revenues totaled $2.0 million. There were no land sales in the Southwest segment in the third quarter of 2008.
Pretax losses from this segment totaled $5.2 million in the three months ended August 31, 2009 and $68.6 million in the three months ended August 31, 2008. The pretax loss in the third quarter of 2009 decreased from the year-earlier quarter largely because there were no inventory impairment or land option contract abandonment charges in the current quarter. In the third quarter of 2008, inventory impairment charges totaled $37.3 million and represented 39% of revenues. The gross margin improved to positive 16.2% in the third quarter of 2009 from negative 32.4% in the third quarter of 2008, largely due to the reduced inventory impairment charges. Selling, general and administrative expenses decreased by $8.3 million, or 50%, to $8.4 million in the quarter ended August 31, 2009 from $16.7 million in the year-earlier quarter, primarily due to our actions to streamline overhead costs. Other, net expenses included no joint venture impairment charges in the third quarter of 2009, but included $16.4 million of such charges in the third quarter of 2008.
For the first nine months of 2009, total revenues from this segment decreased to $149.2 million, down 68% from $459.7 million in the year-earlier quarter, reflecting lower revenues from housing and land sales. Housing revenues decreased 63% to $145.5 million from $397.0 million in the year-earlier period due to a 52% decrease in homes delivered and a 24% decline in the average selling price. We delivered 822 homes in the nine months ended August 31, 2009 compared to 1,699 homes delivered in the year-earlier period, mainly due to a 50% decrease in the number of active communities we operated. The average selling price decreased to $177,000 in the first nine months of 2009 from $233,700 in the year-earlier period, reflecting the downward pricing pressures described above with respect to the three-month period ended August 31, 2009. Land sale revenues totaled $3.7 million in the first nine months of 2009 compared to $62.6 million in the first nine months of 2008.
The pretax losses from this segment decreased to $31.1 million in the nine months ended August 31, 2009 from $186.6 million in the year-earlier period, principally due to lower charges for inventory impairments and land option contract abandonments. These charges decreased to $13.3 million in the first nine months of 2009 from $140.4 million in the first nine months of 2008 and represented 9% of revenues in the nine months ended August 31, 2009, compared to 31% in the year-earlier period. The gross margin improved to positive 6.5% in the nine months ended August 31, 2009 from negative 23.2% in the year-earlier period, primarily due to the reduced inventory impairment charges. Selling, general and administrative expenses decreased by $30.4 million, or 56%, to $23.7 million in the nine months ended August 31, 2009 from $54.1 million in the year-earlier period due primarily to overhead reductions and other cost-saving initiatives. Other, net expenses included $5.4 million of joint venture impairment charges in the first nine months of 2009 and $21.3 million of similar charges in the first nine months of 2008.
Central — Total revenues from our Central segment decreased 18% to $116.7 million for the three months ended August 31, 2009 from $142.2 million for the three months ended August 31, 2008, due to decreases in both housing and land sale revenues. In the third quarter of 2009, housing revenues declined 14% to $116.6 million from $134.7 million in the year-earlier quarter due to an 18% decline in the average selling price, partly offset by a 5% increase in homes delivered. In the third quarter of 2009, we delivered 783 homes at an average selling price of $148,900 compared to 745 homes delivered in the third quarter of 2008 at an average selling price of $180,900. The increase in homes delivered occurred despite a 23% reduction in the number of active communities we operated. The lower average selling price reflected downward pricing pressure due to highly competitive conditions, and our rollout of lower-priced product. Land sale revenues totaled $.1 million in the third quarter of 2009 and $7.4 million in the year-earlier quarter.
Pretax losses from this segment totaled $16.6 million in the quarter ended August 31, 2009 and $7.1 million in the quarter ended August 31, 2008. The year-over-year increase in the pretax loss primarily resulted from an increase in inventory impairment charges. The gross margin from this segment fell to 1.7% in the third quarter of 2009 from 13.1% in the year-earlier quarter as a result of $14.7 million of inventory impairment charges recorded in the 2009 third quarter, which represented 13% of total revenues. There were no such impairment charges in the third quarter of 2008. Selling, general and administrative expenses of $15.5 million in the third quarter of 2009 decreased by $8.0 million, or 34%, from $23.5 million in the third quarter of 2008 as a result of the steps we have taken to align our overhead costs with the reduction in home sales activity.
For the nine months ended August 31, 2009, this segment posted total revenues of $277.4 million, down 37% from $442.7 million in the year-earlier period, reflecting lower housing and land sale revenues. Housing revenues decreased to $276.8 million in the first nine months of 2009 from $434.4 million in the year-earlier period, mainly due to a 30% decrease in homes delivered and a 9% decline in the average selling price. Homes delivered decreased to 1,755 in the nine months ended August 31, 2009 from 2,507 in the year-earlier period, partly due to a 40% year-over-year reduction in the number of active communities we operated. The average selling price declined to $157,700 in the first nine months of 2009 from $173,300 in the year-earlier period, primarily due to the factors described above with respect to the three-month period ended August 31, 2009. Land sale revenues totaled $.6 million in the nine months ended August 31, 2009 and $8.3 million in the nine months ended August 31, 2008.
This segment generated pretax losses of $27.1 million for the nine months ended August 31, 2009 and $48.9 million for the nine months ended August 31, 2008. The pretax loss decreased in the first nine months of 2009 compared to the year-earlier period largely due to lower inventory impairment charges. These charges decreased to $16.3 million in the first nine months of 2009 from $20.5 million in the year-earlier period. As a percentage of revenues, inventory impairment charges were 6% in the first nine months of 2009 compared to 5% in the first nine months of 2008. The gross margin improved to 8.2% in the nine months ended August 31, 2009 from 7.4% in the year-earlier period, mainly due to our reduction of direct construction costs. Selling, general and administrative expenses of $42.2 million in the first nine months of 2009 decreased by $30.6 million, or 42%, from $72.8 million in the first nine months of 2008 as a result of our efforts to calibrate our operations to the reduced level of housing activity. Other, net expenses included no joint venture impairment charges in the nine months ended August 31, 2009 and $2.6 million of such charges in the nine months ended August 31, 2008.

Southeast — Our Southeast segment generated total revenues of $81.8 million in the third quarter of 2009, down 55% from $182.1 million in the year-earlier quarter, primarily due to a decrease in housing revenues. In the three months ended August 31, 2009, housing revenues decreased 54% to $81.8 million from $179.5 million in the three months ended August 31, 2008. The year-over-year decline in housing revenues reflected a 47% decrease in homes delivered and a 15% decline in the average selling price. Homes delivered decreased to 474 in the third quarter of 2009 from 887 in the year-earlier quarter, largely due to a 53% reduction in the number of active communities we operated. The average selling price declined to $172,600 in the third quarter of 2009 from $202,300 in the year-earlier quarter, due to downward pricing pressure from highly competitive conditions and our rollout of product at lower price points compared to those of our pre-existing product.
Pretax losses from this segment totaled $30.7 million in the three months ended August 31, 2009 and $40.9 million in the three months ended August 31, 2008. The loss in the third quarter of 2009 decreased from the year-earlier quarter due to lower selling, general and administrative expenses. The gross margin declined to 6.9% in the third quarter of 2009 from 11.2% in the third quarter of 2008, largely due to decreased revenues. Inventory impairment and land option contract abandonment charges totaled $.3 million in the third quarter of 2009. There were no inventory impairment or land option contract abandonment charges in the third quarter of 2008. Selling, general and administrative expenses of $8.1 million in the three months ended August 31, 2009 decreased by $26.4 million, or 77%, from $34.5 million in the year-earlier period, reflecting our actions to reduce overhead costs. Included in other, net expenses were joint venture impairments of $23.2 million for the three months ended August 31, 2009 and $21.1 million for the year-earlier quarter.
For the first nine months of 2009, total revenues from this segment decreased to $223.1 million, down 56% from $504.9 million in the year-earlier period, primarily due to lower housing revenues. Housing revenues declined 56% to $221.9 million from $500.8 million in the first nine months of 2008 due to a 46% decrease in homes delivered and an 18% decline in the average selling price. We delivered 1,280 homes in the nine months ended August 31, 2009 compared to 2,372 homes delivered in the year-earlier period, reflecting a 49% reduction in the number of active communities we operated. The average selling price fell to $173,400 in the first nine months of 2009 from $211,100 in the year-earlier period, due to the downward pricing pressures described above with respect to the three-month period ended August 31, 2009. Land sale revenues totaled $1.2 million in the nine months ended August 31, 2009 compared to $4.1 million in the nine months ended August 31, 2008.
This segment generated pretax losses of $60.3 million for the nine months ended August 31, 2009 and $185.8 million for the nine months ended August 31, 2008. The year-over-year decrease in the pretax loss reflected the lower total charges for inventory impairments and land option contract abandonments, which decreased to $18.0 million in the first nine months of 2009 from $96.2 million in the year-earlier period. As a percentage of revenues, these charges were 8% in the first nine months of 2009 compared to 19% in the first nine months of 2008. The gross margin improved to positive 3.9% in the nine months ended August 31, 2009 from negative 7.7% in the year-earlier period, reflecting the lower level of inventory impairment and land option contract abandonment charges. Selling, general and administrative expenses of $30.4 million in the first nine months of 2009 decreased by $61.8 million, or 67%, from $92.2 million in the first nine months of 2008 as a result of our actions to reduce overhead to align with reduced home sales activity. Included in other, net expenses were joint venture impairments of $25.4 million in the nine months ended August 31, 2009 and $43.9 million in the nine months ended August 31, 2008.
FINANCIAL SERVICES
Our financial services segment provides title and insurance services to our homebuyers. This segment also provides mortgage banking services to our homebuyers indirectly through KB Home Mortgage. We and CWB Venture Management Corporation, a subsidiary of Bank of America, N.A., each have a 50% ownership interest in KB Home Mortgage. KB Home Mortgage is operated solely by our joint venture partner and is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.

The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2009	2008	2009	2008

Revenues	$5,268	$7,382	$2,103	$2,495
Expenses	(2,569)	(3,317)	(915)	(1,085)
Equity in income of unconsolidated joint venture	8,977	12,880	4,432	4,578

Pretax income	$11,676	$16,945	$5,620	$5,988

Total originations (a):
Loans	4,610	7,010	1,990	2,215
Principal	$858,156	$1,454,475	$359,707	$464,734
% of homebuyers using KB Home Mortgage	83%	79%	86%	80%

Loans sold to third parties (a):
Loans	4,307	8,045	1,903	2,277
Principal	$800,649	$1,683,551	$343,604	$475,524

(a)	Loan originations and sales occur within KB Home Mortgage.
Revenues. Financial services revenues totaled $2.1 million for the three months ended August 31, 2009 and $2.5 million for the three months ended August 31, 2008, and included revenues from interest income, title services and insurance commissions. In the first nine months of 2009, financial services revenues totaled $5.3 million compared to $7.4 million in the corresponding year-earlier period. The year-over-year decrease in financial services revenues in the three months and nine months ended August 31, 2009 resulted mainly from lower revenues from title and insurance services, reflecting fewer homes delivered from our homebuilding operations.
Expenses. General and administrative expenses totaled $.9 million in the third quarter of 2009 and $1.1 million in the third quarter of 2008. In the first nine months of 2009, general and administrative expenses totaled $2.6 million compared to $3.3 million in the year-earlier period. The year-over-year decrease in general and administrative expenses in the three months and nine months ended August 31, 2009 was primarily due to actions we have taken to reduce overhead within our financial services segment to align with the lower level of revenues.
Equity in Income of Unconsolidated Joint Venture. The equity in income of unconsolidated joint venture of $4.4 million in the three months ended August 31, 2009 and $4.6 million in the three months ended August 31, 2008 related to our 50% interest in KB Home Mortgage. For the nine months ended August 31, 2009, the equity in income of unconsolidated joint venture totaled $9.0 million compared to $12.9 million for the nine months ended August 31, 2008. The decreases in unconsolidated joint venture income in the three months and nine months ended August 31, 2009 compared to the corresponding year-earlier periods were largely due to a decline in the number of loans originated by KB Home Mortgage, reflecting the lower volume of homes we delivered on a year-over-year basis, as well as a decrease in average loan size due to the generally lower average selling price of our homes.
KB Home Mortgage originated 1,990 loans in the third quarter of 2009 compared to 2,215 loans in the year-earlier quarter. In the first nine months of 2009, KB Home Mortgage originated 4,610 loans, down from 7,010 loans originated in the year-earlier period. The percentage of our homebuyers using KB Home Mortgage as a loan originator was 86% for the three months ended August 31, 2009 and 80% for the three months ended August 31, 2008. For the nine months ended August 31, 2009, the rate was 83% compared to 79% for the year-earlier period.
INCOME TAXES
Our income tax benefit totaled $11.0 million for the three months ended August 31, 2009, compared to $7.0 million for the three months ended August 31, 2008. Our effective income tax rate was 14.3% in the third quarter of 2009 compared to 4.6% for the third quarter of 2008. For the nine months ended August 31, 2009, our income tax benefit totaled $17.7 million, compared to $6.1 million for the nine months ended August 31, 2008. Our effective income tax rate was 8.0% in the nine months ended August 31, 2009, compared to .9% in the year-earlier period. The difference in our effective tax rate for the three months ended August 31, 2009 compared to the year-earlier period resulted primarily from the reversal of a $10.8 million liability for unrecognized federal tax benefits as a result of the resolution of a federal tax audit. For the nine months ended August 31, 2009, the difference in our effective tax rate compared to the year-earlier period resulted primarily from the reversal of a $13.1 million liability for unrecognized federal tax benefits and the recognition of a $5.0 million federal and state income tax receivable based on the status of federal tax audits and amended state filings.
In accordance with SFAS No. 109, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. During the three months ended August 31, 2009, we recorded a valuation allowance of $35.5 million against the net deferred tax assets generated from the net loss for the period. During the three months ended August 31, 2008, we recorded a similar valuation allowance of $58.1 million against net deferred tax assets. For the nine months ended August 31, 2009 and 2008, we recorded valuation allowances of $89.9 million and $257.0 million, respectively, against the net deferred tax assets generated in those periods. Our net deferred tax assets totaled $1.1 million at both August 31, 2009 and November 30, 2008. The deferred tax asset valuation allowance increased to $946.3 million at August 31, 2009 from $878.8 million at November 30, 2008. This increase reflected the net impact of the $89.9 million valuation allowance recorded during the first nine months of 2009, partially offset by a reduction of deferred tax assets due to the forfeiture of certain equity-based awards.
The benefits of our net operating losses, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of August 31, 2009, we do not believe we have experienced a change in ownership as defined by Section 382, and, therefore, the net operating losses, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing. We may also borrow funds from time to time under the Credit Facility.
In light of the prolonged downturn in the housing market and our goal to be well-positioned for future opportunities, we remain focused on generating and preserving cash. We ended the third quarter of 2009 with $1.06 billion of cash and cash equivalents and restricted cash, and no cash borrowings under the Credit Facility.
Capital Resources. At August 31, 2009, we had $1.81 billion of mortgages and notes payable outstanding compared to $1.94 billion outstanding at November 30, 2008. The decrease in our debt balance was mainly due to the maturity and repayment of the $200 Million Senior Subordinated Notes on December 15, 2008 and our purchase of $250.0 million in aggregate principal amount of 6 3/8% senior notes due 2011, partially offset by the issuance of the $265 Million Senior Notes and the addition of debt associated with previously unconsolidated joint ventures that were consolidated during 2009.
On July 30, 2009, pursuant to the 2008 Shelf Registration, we issued the $265 Million Senior Notes due on September 15, 2017 with interest payable semiannually, which represent senior unsecured obligations, and rank equally in right of payment with all of our existing and future senior indebtedness. The $265 Million Senior Notes may be redeemed in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at a defined rate, plus, in each case accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by certain of the Guarantor Subsidiaries on a senior unsecured basis. We used substantially all of the net proceeds from the issuance of the $265 Million Senior Notes to purchase, pursuant to a simultaneous tender offer, $250.0 million in aggregate principal amount of our 6 3/8% senior notes due 2011. The total consideration paid to purchase the 6 3/8% senior notes due 2011 was $252.5 million. The two transactions effectively extended the maturity of $250.0 million of our senior debt by six years, enhancing the maturity schedule of our outstanding public debt. The next scheduled public debt maturity is in 2011 when the remaining $100.0 million of our 6 3/8% senior notes mature, following which there are no scheduled maturities of our outstanding public debt until 2014, when $250.0 million of our 5 3/4% senior notes become due.
In managing our investments in unconsolidated joint ventures, we expect that in some cases, as occurred in 2008 and in the first nine months of 2009, we may purchase our partners’ interests and consolidate certain of the joint ventures. The consolidation of unconsolidated joint ventures, if any occur, could result in an increase in the amount of mortgages and notes payable on our consolidated balance sheets. As of August 31, 2009, the consolidation of debt from previously unconsolidated joint ventures did not have a material impact on our consolidated financial position. We do not believe that any expected future consolidations would have a material effect on our consolidated financial position, our results of operations, our liquidity, or our ability to comply with the terms governing the Credit Facility or public debt.
Our financial leverage, as measured by the ratio of debt to total capital, was 74.7% at August 31, 2009 compared to 70.0% at November 30, 2008. The increase in our leverage primarily reflected the decrease in our stockholders’ equity as a result of losses and impairment charges incurred since November 30, 2008. Our ratio of net debt to net total capital at August 31, 2009 was 55.2%, compared to 45.4% at November 30, 2008. Net debt to net total capital is calculated by dividing mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, by net total capital (mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, plus stockholders’ equity). We believe the ratio of net debt to net total capital is useful in understanding the leverage employed in our operations and in comparing us with other companies in the homebuilding industry.
The aggregate commitment under the Credit Facility, in accordance with its terms, was permanently reduced from $800.0 million to $650.0 million in the second quarter of 2009 because our consolidated tangible net worth was below $800.0 million at February 28, 2009. As of August 31, 2009, we had no cash borrowings outstanding and $185.1 million in letters of credit outstanding under the Credit Facility. Accordingly, we had $464.9 million available for future borrowings at August 31, 2009.
Under the terms of the Credit Facility, we are required, among other things, to maintain a minimum consolidated tangible net worth and certain financial statement ratios, and are subject to limitations on acquisitions, inventories and indebtedness. Specifically, the Credit Facility requires us to maintain a minimum consolidated tangible net worth of $1.00 billion, reduced by our cumulative deferred tax valuation allowances not to exceed $721.8 million (“Permissible Deferred Tax Valuation Allowances”). The minimum consolidated tangible net worth requirement is increased by the amount of the proceeds from any issuance of capital stock and 50% of our cumulative consolidated net income, before the effect of deferred tax valuation allowances, for each quarter after May 31, 2008 where we have cumulative consolidated net income. There is no decrease when we have cumulative consolidated net losses. At August 31, 2009, our applicable minimum consolidated tangible net worth requirement was $278.2 million.
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
If our Coverage Ratio is less than 1.00 to 1.00, we will not be in default under the Credit Facility provided that our Leverage Ratio is less than 1.00 to 1.00 and we establish with the Credit Facility’s administrative agent an interest reserve account (“Interest Reserve Account”) equal to the amount of interest incurred on a consolidated basis during the most recent completed quarter, multiplied by the number of quarters remaining until the Credit Facility maturity date of November 2010, not to exceed a maximum of four. We may withdraw all amounts deposited in the Interest Reserve Account when our Coverage Ratio at the end of a fiscal quarter is greater than or equal to 1.00 to 1.00, provided that there is no default under the Credit Facility at the time the amounts are withdrawn. An Interest Reserve Account is not required when our actual Coverage Ratio is greater than or equal to 1.00 to 1.00.
The covenants under the Credit Facility represent the most restrictive covenants we have with respect to our mortgages and notes payable.

The following table summarizes certain key financial metrics we were required to maintain under the Credit Facility at August 31, 2009 and our actual ratios:

	August 31, 2009
	Covenant
Financial Covenant	Requirement	Actual

Minimum consolidated tangible net worth	$278.2 million	$607.0 million
Coverage Ratio	(a)	(a)
Leverage Ratio (b)	<1.00	.58
Investment in subsidiaries and joint ventures as a percent of Adjusted Consolidated Tangible Net Worth	<35%	15%
Borrowing base in excess of senior indebtedness (as defined)	>$0	$547.4 million

(a)
Our Coverage Ratio of .76 was less than 1.00 to 1.00 as of August 31, 2009. With our Leverage Ratio as of November 30, 2008 below 1.00 to 1.00, we maintained an Interest Reserve Account through the 2009 third quarter to remain in compliance with the terms of the Credit Facility. The Interest Reserve Account had a balance of $104.2 million at August 31, 2009. With our Leverage Ratio as of August 31, 2009 below 1.00 to 1.00, we will continue to maintain the Interest Reserve Account in the fourth quarter of 2009, but the balance is expected to increase to $114.3 million by the end of that period, reflecting an increase in our consolidated interest expense.

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

The following table summarizes the same financial metrics and actual ratios at November 30, 2008:

	November 30, 2008
	Covenant
Financial Covenant	Requirement	Actual

Minimum consolidated tangible net worth	$278.2 million	$827.9 million
Coverage Ratio	(a)	(a)
Leverage Ratio	<1.00	.47
Investment in subsidiaries and joint ventures as a percent of Adjusted Consolidated Tangible Net Worth	<35%	15%
Borrowing base in excess of senior indebtedness (as defined)	>$0	$825.0 million

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
As of August 31, 2009, we were in compliance with the applicable terms of all of our covenants under our Credit Facility, senior notes indenture and mortgages and land contracts due to land sellers and other loans. Our ability to continue to borrow funds depends in part on our ability to remain in such compliance. Our inability to do so could make it more difficult and expensive to maintain our current level of external debt financing or to obtain additional financing.
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
During the quarter ended February 28, 2009, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 19, 2009 to stockholders of record on February 5, 2009. During the quarter ended May 31, 2009, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on May 21, 2009 to stockholders of record on May 7, 2009. During the quarter ended August 31, 2009, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on August 20, 2009 to stockholders of record on August 6, 2009.
Depending on available terms, we also finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2009, we had outstanding notes payable in connection with such financing of $156.7 million.
Consolidated Cash Flows. Operating, investing and financing activities used net cash of $186.1 million in the nine months ended August 31, 2009 and $387.5 million in the nine months ended August 31, 2008.
Operating Activities. Operating activities provided net cash flows of $113.2 million in the first nine months of 2009 and $30.2 million in the first nine months of 2008. The year-over-year change in operating cash flow primarily reflected the reduction in our net loss and a larger net decrease in receivables in the first nine months of 2009 compared to the year-earlier period. Our sources of operating cash in the first nine months of 2009 included a net decrease in receivables of $236.3 million, due to a $221.0 million federal income tax refund we received during the first quarter, a net decrease in inventories of $170.1 million (excluding inventory impairments and land option contract abandonments, $9.0 million of inventories acquired through seller financing, a decrease of $40.4 million in consolidated inventories not owned, and an increase of $97.6 million in inventories in connection with the consolidation of certain previously unconsolidated joint ventures), other operating sources of $8.4 million and various noncash items added to the net loss. The cash provided was partly offset by a net loss of $202.5 million and a decrease in accounts payable, accrued expenses and other liabilities of $249.7 million.
In the first nine months of 2008, cash was provided by a net decrease in inventories of $230.3 million (excluding inventory impairments and land option contract abandonments, $16.3 million of inventories acquired through seller financing and a decrease of $134.7 million in consolidated inventories not owned), a decrease in receivables of $109.0 million, other operating sources of $16.0 million and various noncash items added to the net loss. The cash provided was partially offset by a net loss of $668.8 million and a decrease in accounts payable, accrued expenses and other liabilities of $196.5 million.

Investing Activities. Investing activities used net cash of $21.2 million in the first nine months of 2009 and $55.3 million in the year-earlier period. In the first nine months of 2009, we used cash of $20.0 million for investments in unconsolidated joint ventures and $1.2 million for net purchases of property and equipment. In the first nine months of 2008, $61.4 million was used for investments in unconsolidated joint ventures partially offset by $6.1 million provided from net sales of property and equipment.
Financing Activities. Net cash used for financing activities totaled $278.1 million in the first nine months of 2009 and $362.4 million in the first nine months of 2008. In the first nine months of 2009, cash was used for the repayment of $250.0 million of 6 3/8% senior notes and the $200 Million Senior Subordinated Notes, payments of $79.0 million on mortgages, land contracts and other loans, dividend payments of $14.3 million, payment of senior notes issuance costs of $4.3 million, and repurchases of common stock of $.6 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $259.7 million of cash provided from the issuance of the $265 Million Senior Notes, $11.2 million provided from a reduction in the balance of the Interest Reserve Account we are required to maintain under the terms of the Credit Facility (making it restricted cash) and $2.2 million provided from the issuance of common stock under employee stock plans.
In the first nine months of 2008, we used cash for the redemption of $300.0 million of 7 3/4% senior subordinated notes due in 2010, dividend payments of $58.1 million, net payments on short-term borrowings of $3.0 million and repurchases of common stock of $.6 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $5.1 million provided from the issuance of common stock under employee stock plans.
Shelf Registration Statement. On July 30, 2009, we issued the $265 Million Senior Notes under the 2008 Shelf Registration. As of the date of this report, we have not issued any other securities under the 2008 Shelf Registration.
Share Repurchase Program. At August 31, 2009, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the third quarter of 2009.
In the present environment, we are carefully managing our use of cash for internal investments, investments to grow our business and additional debt reductions. Based on our current capital position, we believe we have adequate resources, availability under our existing credit facilities and sufficient access to external financing sources to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, consistent with our marketing strategies and investment standards, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business, both on a short- and long-term basis. Although we anticipate that our asset acquisition and development activities will remain limited in the near term until markets stabilize, we are analyzing potential asset acquisitions and will use our present financial strength to acquire assets in good, long-term markets when the prices, timing and strategic fit are compelling.
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
Each unconsolidated joint venture is obligated to maintain financial statements in accordance with U.S. generally accepted accounting principles. We share in profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. Our investment in these unconsolidated joint ventures totaled $172.1 million at August 31, 2009 and $177.6 million at November 30, 2008. These unconsolidated joint ventures had total assets of $996.1 million at August 31, 2009 and $1.26 billion at November 30, 2008. We expect our investments in unconsolidated joint ventures to continue to decrease over time and are reviewing each investment to ensure it fits into our current overall strategic plans and business objectives.
The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, many of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. The unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $561.5 million at August 31, 2009 and $871.3 million at November 30, 2008. The unconsolidated joint ventures are subject to various financial and non-financial covenants in conjunction with their debt, primarily related to fair value of collateral and minimum land purchase or sale requirements within a specified period. In a few instances, the financial covenants are based on our financial position. The inability of an unconsolidated joint venture to comply with its debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, as described below.
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

At August 31, 2009, our potential responsibility under our loan-to-value maintenance guarantees totaled approximately $11.3 million, if any liability were determined to be due thereunder. This amount represents our maximum responsibility under such loan-to-value maintenance guarantees assuming the underlying collateral has no value and without regard to defenses that could be available to us against any attempted enforcement of such guarantees.
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
In addition to the above-described guarantees and indemnities, we have also provided a several guaranty to the lenders of one of our unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. Our potential responsibility under this several guaranty fluctuates with the unconsolidated joint venture’s debt and with our and our partners’ respective land purchases from the unconsolidated joint venture. At August 31, 2009, this unconsolidated joint venture had total outstanding indebtedness of approximately $372.9 million and, if this guaranty were then enforced, our maximum potential responsibility under the guaranty would have been approximately $182.7 million, which amount does not account for any offsets or defenses that could be available to us.
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
In compliance with FASB Interpretation No. 46(R), we analyze our land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event. As a result of our analyses, we have consolidated the fair value of certain VIEs from which we are purchasing land under option contracts. Although we do not have legal title to the land, FASB Interpretation No. 46(R) requires us to consolidate the VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, the size of our deposit relative to the contract price, the risk of obtaining land entitlement approval, the risk associated with land development required under the land option contract, and the risk of changes in the market value of the optioned land during the contract period. The consolidation of VIEs in which we determined we were the primary beneficiary increased our inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $15.5 million at both August 31, 2009 and November 30, 2008. The liabilities related to our consolidation of VIEs from which we have arranged to purchase land under option and other contracts represent the difference between the purchase price of land not yet purchased and our cash deposits. Our cash deposits related to these land option and other contracts totaled $3.4 million at both August 31, 2009 and November 30, 2008. Creditors, if any, of these VIEs have no recourse against us. As of August 31, 2009, we had cash deposits totaling $8.8 million associated with land option and other contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $121.1 million. As of August 31, 2009, we also had cash deposits totaling $6.3 million associated with land option and other contracts that were not VIEs, having an aggregate purchase price of $353.7 million.
We also evaluate land option and other contracts in accordance with SFAS No. 49. As a result of our evaluations, we increased our inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $41.1 million at August 31, 2009 and $81.5 million at November 30, 2008.
Critical Accounting Policies
Except as set forth below, there have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2009 compared to those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2008.
Inventory Impairments and Abandonments. As discussed in Note 6. Inventory Impairments and Abandonments in the Notes to Consolidated Financial Statements in this Form 10-Q, each land parcel or community in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross margins on homes delivered or projected margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a land parcel or community, the identified inventory is evaluated for recoverability in accordance with SFAS No. 144. When an indicator of potential impairment is identified, we test the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by trends and factors known to us at the time they are calculated and our expectations related to: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. These estimates, trends and expectations are specific to each community and may vary among communities.
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
Based on the results of our evaluations, we recognized pretax, noncash inventory impairment charges of $52.9 million in the nine months ended August 31, 2009 corresponding to 33 communities with a post-impairment fair value of $60.8 million. In the nine months ended August 31, 2008, we recognized pretax, noncash inventory impairment charges of $373.4 million corresponding to 119 communities with a post-impairment fair value of $714.4 million.

Our optioned inventory is assessed to determine whether it continues to meet our internal investment standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in market strategy, we write off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of our assessments, we recognized land option contract abandonment charges of $1.7 million in the three months ended August 31, 2009 corresponding to 162 lots. We recognized no land option contract abandonment charges in the three months ended August 31, 2008. In the nine months ended August 31, 2009, we recognized land option contract abandonment charges of $38.5 million corresponding to 766 lots. In the nine months ended August 31, 2008, we recognized land option contract abandonment charges of $27.7 million corresponding to 1,481 lots.
As of August 31, 2009, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $849.4 million, representing 136 communities and various other land parcels. As of November 30, 2008, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $1.01 billion, representing 163 communities and various other land parcels.
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
Warranty Costs. As discussed in Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this Form 10-Q, we provide a limited warranty on all of our homes. The specific terms and conditions of warranties vary depending upon the market in which we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our expense associated with these warranties totaled $8.2 million in the three months ended August 31, 2009 and $6.2 million in the three months ended August 31, 2008. Our expense associated with these warranties totaled $12.4 million in the nine months ended August 31, 2009 and $17.0 million in the year-earlier period.
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

Insurance. As discussed in Note 11. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this Form 10-Q, we have, and require the majority of our subcontractors to have, general liability insurance (including bodily injury and construction defect coverage), auto, and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, our general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We record expenses and liabilities based on the costs required to cover our self-insured retention and deductible amounts under our insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above our coverage limits or that are not covered by our policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported. Our expense associated with self-insurance totaled $1.8 million in the three months ended August 31, 2009 and $1.4 million in the three months ended August 31, 2008. Our expense associated with self-insurance totaled $5.3 million in the nine months ended August 31, 2009 and $9.2 million in the nine months ended August 31, 2008.
We engage a third-party actuary that uses our historical claim and expense data, as well as industry data, to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims liabilities for the risks that we are assuming under the self-insured portion of our general liability insurance. Projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties such as trends in construction defect claims relative to our markets and the types of product we build, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the degree of judgment required and the potential for variability in the underlying assumptions used in determining these estimated liability amounts, actual future costs could differ from our currently estimated amounts.
Outlook
Our backlog at August 31, 2009 totaled 3,722 net orders, representing projected future housing revenues of approximately $734.1 million. By comparison, at August 31, 2008, our backlog totaled 4,774 net orders, representing projected future housing revenues of approximately $1.13 billion. The year-over-year decreases of 22% in the number of net orders in backlog and 35% in projected future housing revenues primarily resulted from lower year-over-year second quarter net orders, lower average selling prices stemming from intense price competition and our rollout of value-engineered product at lower price points compared to those of our pre-existing product, and our strategic initiatives to reduce our inventory and active community count to better align our housing operations with reduced overall market activity. Company-wide net orders from our housing operations increased to 2,158 in the third quarter of 2009, up 62% from 1,329 net orders in the year-earlier quarter. The increase reflected strong net orders of our value-engineered product, including The Open Series product line, and improvement in our cancellation rate. In the third quarter of 2009, net orders increased in each of our homebuilding segments on a year-over-year basis.
Throughout the first nine months of 2009, the homebuilding industry has faced economic headwinds that have generally increased the supply of homes and restrained demand for them. These headwinds have included mounting mortgage delinquencies and foreclosures, rising unemployment, tight credit standards and relatively weak consumer confidence. Entering the fourth quarter of 2009, there are tentative indications that some negative trends in the economy are slowing or leveling off, but it remains uncertain when and to what extent housing markets, or the broader economy, will experience a meaningful, sustained recovery. As a result, despite some signs of market improvement, particularly in housing affordability, we expect to experience continued significant weakness in housing demand along with pricing pressures that could heighten already intense competition and further depress overall housing market conditions. Actions taken or announced by federal, state and local governments to support housing may soften, but are not expected to reverse, the current market downturn. Given this environment, we believe the 2009 fourth quarter will yield fewer homes delivered and lower housing revenues relative to the year-earlier quarter for the both homebuilding industry and our business along with continued intense price competition.
Since the beginning of the housing market downturn in 2006, and in response to its persistence and increasing severity, we have pursued three primary goals to weather the extremely challenging operating conditions and to enhance our ability to take advantage of potential growth opportunities. Consistent with the core principles of our KBnxt operational business model, these goals are to generate cash and maintain a strong balance sheet; restore the profitability of our homebuilding operations; and position our business to capitalize on a housing market recovery when it occurs. Among other things, these goals have driven our strategic choices to redesign our product line, institute disciplined market-by-market pricing, and reduce the number of active communities we operate and our inventory of lots and land.
Restoring the profitability of our homebuilding operations is our highest priority and we believe we have made progress during the first three quarters of 2009 toward achieving this goal. While we have delivered fewer homes at lower average selling prices, we have narrowed our loss in each quarter of 2009 on a year-over-year basis with improvements in our gross margin, reductions in our selling, general and administrative expenses and the reduced need for asset impairment and abandonment charges. We expect the favorable trends we have experienced in the first nine months of 2009 to continue in the 2009 fourth quarter.
We have sustained a position of substantial financial strength and flexibility throughout the first three quarters of 2009, ending the third quarter with a cash balance of $1.06 billion (including $104.2 million of restricted cash in the Interest Reserve Account), no cash borrowings under the Credit Facility, and an overall debt level lower than that at the end of our 2008 fiscal year. We have accomplished this in part by reorganizing and consolidating operations and reducing overhead costs in many markets, while selectively exiting or winding down activity in others, and by converting our backlog to revenue more quickly.
The centerpiece of our product line transformation is our ongoing nationwide rollout of The Open Series designs, which began in late 2008. We have tailored this product line to the design preferences and affordability demands of our core customer — the first-time homebuyer. We are also building these homes using materials and construction methods that reflect our commitment to sustainable homebuilding practices.
Based on the strong initial consumer response to The Open Series at the communities where it has been introduced, we believe this product line will favorably impact our net orders in the fourth quarter of 2009 and into 2010, even in markets with high levels of unsold resale and foreclosure homes. These potential outcomes, however, will depend in critical part on the absence of further deterioration or prolonged weakness in economic conditions, which remains a significant risk.
In addition to meeting homebuyer design sensibilities and affordability needs, The Open Series product line has been value-engineered to reduce production costs and cycle times (i.e., the time between the sale of a home and its delivery to a homebuyer), while adhering to our quality standards. Value-engineering encompasses measures such as simplifying the location and installation of internal plumbing and electrical systems, using prefabricated wall panels, flooring systems, roof trusses and other building components, and employing cost-minimizing and efficiency-maximizing construction techniques. It also includes continuous work with our trade partners and materials suppliers to reduce direct construction costs. All of these efforts allow us to achieve faster returns and higher gross margins from our inventory compared to our pre-existing product designs, supporting strong cash flow generation and driving progress toward our profitability goal. With the product line’s lower price points, however, we anticipate that incrementally higher sales of these homes will, at least in the near term, depress our overall average selling price.
Demonstrating our willingness and ability to capitalize on attractive market opportunities as they arise, in September 2009, we announced our resumption of homebuilding operations in the Washington, D.C. metro market. This step bolsters our presence in the southeastern United States and complements our existing operations across Florida and the Carolinas. We initially entered this market in 2005, but curtailed our operations in late 2007 as part of our strategy to conserve cash, reduce our inventory and streamline our overhead, and also due to the prevailing market conditions at that time. We maintained certain land assets in the region and believe that, with the improvements we have seen in local market conditions, our cost-effective The Open Series product line and focused Built to OrderTM operating model will compete well in light of the region’s growing demand for affordable, high-quality new homes.
We will continue to focus on our three primary goals in the fourth quarter of 2009. In addition, as we have over the last several quarters, we will continue to seek opportunities to reduce overhead, improve the efficiency of our operations and prudently manage our inventory. Among other things, this means preserving a balanced presence in markets where we see solid long-term growth potential, winding down activity and exiting areas that no longer fit our strategy, limiting our acquisition of lots and other land positions to compelling opportunities that complement our operational footprint and meet our internal investment standards, and using primarily option contracts to minimize cash outflow. In combination, we believe our efforts to accomplish our primary goals will eventually restore our ability to generate profitable returns for our stockholders.

Our near-term outlook, however, remains cautious. Although we have seen positive results from our strategic initiatives during the first nine months of 2009, we do not see current negative market dynamics abating in the near future. We believe a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, price stabilization, reduced mortgage delinquency and foreclosure rates, and the restoration of both consumer and credit market confidence that support a decision to buy a home. We cannot predict when these events will occur. Moreover, if market conditions decline further, we may need to take additional noncash charges for inventory and joint venture impairments and land option contract abandonments. Our 2009 fourth quarter and full year results could also be adversely affected if general economic conditions decline, if job losses accelerate or weak employment levels persist, if mortgage delinquencies and foreclosures increase, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence weakens, any or all of which could further delay a recovery in housing markets or result in further deterioration in operating conditions. Despite these difficulties and risks, we believe we are well-positioned, financially and operationally, to achieve our goals and to grow our business when the housing market stabilizes and longer term demographic, economic and population growth trends drive renewed demand for homeownership.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic and business conditions; adverse market conditions that could result in additional asset impairments or abandonment charges and operating losses, including an oversupply of unsold homes and declining home prices, among other things; conditions in the capital and credit markets (including consumer mortgage lending standards, the availability of consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level; weak or declining consumer confidence; increases in competition; weather conditions, significant natural disasters and other environmental factors; government actions and regulations directed at or affecting the housing market, the homebuilding industry, or construction activities; the availability and cost of land in desirable areas; legal or regulatory proceedings or claims; the ability and/or willingness of participants in our unconsolidated joint ventures to fulfill their obligations; our ability to access capital, including our capacity under our Credit Facility; our ability to use the net deferred tax assets we have generated; our ability to successfully implement our current and planned product, geographic and market positioning (including, but not limited to, our plans to resume operations in the Washington, D.C. metro market) and cost reduction strategies; consumer interest in our new product designs, including The Open Series, and other events outside of our control. Please see our Annual Report on Form 10-K for the year ended November 30, 2008 and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We primarily enter into debt obligations to support general corporate purposes, including the operations of our subsidiaries. We are subject to interest rate risk on our senior notes. For this fixed rate debt, changes in interest rates generally affect the fair value of the debt instruments, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of August 31, 2009 (dollars in thousands):

		Weighted Average
Fiscal Year of Expected Maturity	Fixed Rate Debt	Interest Rate

2009	$—	—%
2010	—	—
2011	99,772	6.4
2012	—	—
2013	—	—
Thereafter	1,556,375	6.8

Total	$1,656,147	6.7%

Fair value at August 31, 2009	$1,549,925

For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2008.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including the Principal Executive Officer and the Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2009.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
ERISA Litigation
On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of ERISA, 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against us, our directors, certain of our current and former officers, and the board of directors committee that oversees the Plan. After the court allowed leave to file an amended complaint, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of KB Home who participated in the Plan. Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the Plan about our alleged prior stock option backdating practices and by failing to remove our stock as an investment option under the Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their Plan accounts than they would have earned but for defendants’ alleged breach of duties. Plaintiffs seek unspecified money damages and injunctive and other equitable relief.
The court has tentatively scheduled the trial to begin on November 9, 2010. On August 31, 2009, we filed a motion for summary judgment dismissal of all of plaintiffs’ claims against us. Our co-defendants also joined in the motion. The hearing on the motion is set for November 9, 2009.
Other Matters
On October 2, 2009, the staff of the SEC notified us that a formal order of investigation had been issued regarding possible accounting and disclosure issues. The staff has stated that its investigation should not be construed as an indication by the SEC that there has been any violation of the federal securities laws. We are cooperating with the staff of the SEC in connection with the investigation. We cannot predict the outcome of, or the timeframe for, the conclusion of this matter.
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

Item 6. Exhibits

Exhibits

4.19	Specimen of 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.

4.20
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.

10.52	Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Raymond P. Silcock, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Raymond P. Silcock, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant
Dated October 9, 2009	/s/ JEFFREY T. MEZGER
Jeffrey T. Mezger
President and Chief Executive Officer (Principal Executive Officer)

Dated October 9, 2009	/s/ RAYMOND P. SILCOCK
Raymond P. Silcock
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX OF EXHIBITS

		Page of Sequentially
		Numbered Pages

4.19	Specimen of 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.

4.20
Form of officers’ certificates and guarantors’ certificates establishing the terms of the 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.

10.52	Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	63

31.2	Certification of Raymond P. Silcock, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	64

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	65

32.2	Certification of Raymond P. Silcock, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	66