Form 10-K
period 2009-11-30
KB HOME
filed 2010-01-29
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑  Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2009
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant on May 31, 2009 was $1,321,039,890, including 11,762,882 shares held by the registrant’s grantor stock ownership trust and excluding 27,047,379 shares held in treasury.

The number of shares outstanding of each of the registrant’s classes of common stock on December 31, 2009 was as follows: Common Stock (par value $1.00 per share) 88,072,926 shares, including 11,222,651 shares held by the registrant’s grantor stock ownership trust and excluding 27,047,379 shares held in treasury.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2009

PART I

Item 1. BUSINESS

General

KB Home is one of the nation’s largest homebuilders and has been building quality homes for families for more than 50 years. We construct and sell homes through our operating divisions across the United States under the name KB Home. Unless the context indicates otherwise, the terms “the Company,” “we,” “our” and “us” used in this report refer to KB Home, a Delaware corporation, and its predecessors and subsidiaries.

Beginning in 1957 and continuing until 1986, our business was conducted by various subsidiaries of Kaufman and Broad, Inc. (“KBI”) and its predecessors. In 1986, KBI transferred all of its homebuilding and mortgage banking operations to us. Shortly after the transfer, we completed an initial public offering of 8% of our common stock and began operating under the name Kaufman and Broad Home Corporation. In 1989, we were spun-off from KBI, which then changed its name to Broad Inc., and we became an independent company, operating primarily in California and France. In 2001, we changed our name to KB Home. Today, we operate a homebuilding and financial services business serving homebuyers in markets nationwide.

Our homebuilding operations, which are divided into four geographically defined segments for reporting purposes, offer a variety of homes designed primarily for first-time, first move-up and active adult buyers, including attached and detached single-family homes, townhomes and condominiums. We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects. We use the term “home” to refer to a single-family residence, whether it is a single-family home or other type of residential property, and we use the term “community” to refer to a single development in which homes are constructed as part of an integrated plan.

Through our homebuilding segments, we delivered 8,488 homes at an average selling price of $207,100 during the year ended November 30, 2009, compared to 12,438 homes delivered at an average selling price of $236,400 during the year ended November 30, 2008. Our homebuilding operations represent most of our business, accounting for 99.5% of our total revenues in 2009 and 99.6% of our total revenues in 2008.

Our financial services operations offer mortgage banking, title and insurance services to our homebuyers. Mortgage banking services are offered to our homebuyers indirectly through KB Home Mortgage, LLC (“KB Home Mortgage”), a joint venture between us and CWB Venture Management Corporation, a subsidiary of Bank of America, N.A. Our financial services operations accounted for .5% of our total revenues in 2009 and .4% of our total revenues in 2008.

In 2009, we generated total revenues of $1.82 billion and a net loss of $101.8 million, compared to total revenues of $3.03 billion and a net loss of $976.1 million in 2008. Our financial results for 2009 and 2008 reflect challenging operating conditions that have persisted in the homebuilding industry to varying degrees since a general housing market downturn began in 2006, as well as our strategic actions in response to these conditions to align our operations with diminished home sales activity and to maintain a strong balance sheet.

Our principal executive offices are located at 10990 Wilshire Boulevard, Los Angeles, California 90024. The telephone number of our corporate headquarters is (310) 231-4000 and our website address is http://kbhome.com. Our Spanish-language website is http://kbcasa.com. In addition, location and community information is available at (888) KB-HOMES.

Markets

Reflecting the wide geographic reach of our homebuilding business, as of the date of this report, we operate in the 10 states and 30 major markets shown below. For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast.

Segment	State(s)	Major Market(s)

West Coast	California	Fresno, Los Angeles/Ventura, Orange County, Riverside, Sacramento, San Bernardino, San Diego, San Jose/Oakland and Stockton
Southwest	Arizona	Phoenix and Tucson
	Nevada	Las Vegas and Reno
Central	Colorado	Denver
	Texas	Austin, Dallas/Fort Worth, Houston and San Antonio
Southeast	Florida	Daytona Beach, Fort Myers, Jacksonville, Lakeland, Orlando, Sarasota and Tampa
	Maryland	Washington, D.C.
	North Carolina	Charlotte and Raleigh
	South Carolina	Charleston and Columbia
	Virginia	Washington, D.C.

Segment Operating Information.  The following table presents specific operating information for our homebuilding reporting segments for the years ended November 30, 2009, 2008 and 2007:

	Years Ended November 30,
	2009	2008	2007
West Coast:
Homes delivered	2,453	2,972	4,957
Percentage of total homes delivered	29%	24%	21%
Average selling price	$315,100	$354,700	$433,600
Total revenues (in millions) (a)	$812.2	$1,055.1	$2,203.3
Southwest:
Homes delivered	1,202	2,393	4,855
Percentage of total homes delivered	14%	19%	20%
Average selling price	$172,000	$229,200	$258,500
Total revenues (in millions) (a)	$218.1	$618.0	$1,349.6
Central:
Homes delivered	2,771	3,348	6,310
Percentage of total homes delivered	33%	27%	27%
Average selling price	$155,500	$175,000	$167,800
Total revenues (in millions) (a)	$434.4	$594.3	$1,077.3
Southeast:
Homes delivered	2,062	3,725	7,621
Percentage of total homes delivered	24%	30%	32%
Average selling price	$168,600	$201,800	$229,400
Total revenues (in millions) (a)	$351.7	$755.8	$1,770.4
Total:
Homes delivered	8,488	12,438	23,743
Average selling price	$207,100	$236,400	$261,600
Total revenues (in millions) (a)	$1,816.4	$3,023.2	$6,400.6

(a)	Total revenues include revenues from housing and land sales.

Unconsolidated Joint Ventures.  The above table does not include homes delivered from unconsolidated joint ventures in which we participate. These unconsolidated joint ventures acquire and develop land and, in some cases, build and deliver homes on developed land. Our unconsolidated joint ventures delivered 141 homes in 2009, 262 homes in 2008 and 127 homes in 2007.

Strategy

Generally since mid-2006, many housing markets across the United States, including those we serve, have experienced a severe and extended downturn. To varying degrees, these markets have suffered from a persistent oversupply of new, resale and foreclosed homes available for sale, driving selling prices steadily lower and intensifying competition among homebuilders, individual home sellers, investors and lenders vying for buyers. At the same time, housing demand has fallen sharply due to general economic weakness, rising unemployment, declining consumer confidence, reduced credit availability and tightened mortgage lending standards. Although housing affordability has improved recently due to lower selling prices, relatively low interest rates and homebuyer tax credit incentives, the negative supply and demand factors described above continue to constrain overall home sales activity.

We believe that there may be further volatility in housing markets in 2010 and that the homebuilding industry is likely to experience a prolonged and uneven transition before a sustained recovery takes hold. Based on this view, we intend to continue to execute on strategic initiatives that have allowed us to weather nearly four years of challenging market conditions, stabilize and strengthen our financial condition, and position our business to return to profitability and to capitalize on potential future growth opportunities. These initiatives are founded on the principles of our core operational business model, KBnxt.

KBnxt Operational Business Model.  Our KBnxt operational business model, first implemented in 1997, seeks to generate greater operating efficiencies and return on investment through a disciplined, fact-based and process-driven approach to homebuilding that is founded on a constant and systematic assessment of consumer preferences and market opportunities. The key principles of our KBnxt operational business model include:

•	gaining a detailed understanding of consumer location and product preferences through regular surveys;

•	managing our working capital and reducing our operating risks by acquiring developed and entitled land at reasonable prices in markets with high growth potential, and disposing of land and interests in land that no longer meet our strategic or investment goals;

•	using our knowledge of consumer preferences to design, construct and deliver the products homebuyers desire;

•	in general, commencing construction of a home only after a purchase contract has been signed;

•	building a backlog of net orders and reducing the time from initial construction to final delivery of homes to customers;

•	establishing an even flow of production of high-quality homes at the lowest possible cost; and

•	offering customers affordable base prices and the opportunity to customize their homes through choice of location, floor plans and interior design options.

Our KBnxt operational business model is designed to help us build and maintain a leading position in our existing markets; opportunistically expand our business into attractive new markets; exit investments that no longer meet our return standards or marketing strategy; calibrate our product designs to consumer preferences; and achieve lower costs and economies of scale in acquiring and developing land, purchasing building materials, subcontracting trade labor, and providing options to customers.

Our expansion into a new market depends on our assessment of the market’s viability and our ability to develop sustainable operations. Similar considerations apply to potential asset acquisitions in our existing markets.

Strategic Objectives.  Guided by the disciplines of our KBnxt operational business model, our primary strategic objectives include:

•	Positioning our operations to maintain ownership or control over a forecasted three-to-four year supply of developable land and a balanced geographic footprint, while continuously evaluating potential growth opportunities in or near our existing markets. We believe this approach enables us to efficiently capitalize on the different rates at which we expect housing markets to stabilize. In addition, keeping our land inventory at what we believe is a prudent and manageable level and in line with our future sales expectations maximizes the use of our working capital, enhances our liquidity and helps us maintain a strong balance sheet to support strategic investments for long-term growth.

•	Providing the best value and choice in homes and options for our core customers — first-time, first move-up and active adult homebuyers. By promoting value and choice through an affordable base price and product customization through options, including many environmentally friendly options, we believe we stand out from other homebuilders and sellers of existing homes (including lender-owned homes acquired through foreclosures and short sales), and generate higher revenues.

•	To help achieve the above objective, enhancing the affordability of our homes by redesigning and reengineering our products, building smaller homes, reducing cycle times (i.e., the time between the sale of a home and its delivery to a homebuyer) and lowering our direct construction costs. By making our homes more affordable for our value-conscious core homebuyers while lowering our production costs, we believe we will be able to compete effectively with sellers of existing homes (including lender-owned homes acquired through foreclosures and short sales), which we see as our primary competition, generate revenues while maintaining margins, and drive sustainable profit growth over the long term.

•	As a complement to providing the best value and choice, generating high levels of customer satisfaction and producing high quality homes. We believe achieving high customer satisfaction levels is key to our long-term performance, and delivering quality homes is critical to achieving high customer satisfaction.

•	Restoring the profitability of our homebuilding operations by continuing to align our cost structure (including overhead) with the expected size and growth of our business, generating and preserving free cash flow and maximizing the performance of our invested capital.

A tangible reflection of how we have implemented our strategic objectives is the ongoing nationwide rollout of The Open SeriesTM product designs, which began in late 2008. In addition to meeting homebuyer design sensibilities and affordability needs, The Open Series product line has been value-engineered to reduce production costs and cycle times, while adhering to our quality standards and using materials and construction methods that reflect our commitment to environmentally sustainable homebuilding practices. Value-engineering encompasses measures such as simplifying the location and installation of internal plumbing and electrical systems, using prefabricated wall panels, flooring systems, roof trusses and other building components, and employing cost-minimizing and efficiency maximizing construction techniques. It also includes working continuously with our trade partners and materials suppliers to reduce direct construction costs. All of these actions have allowed us to achieve faster returns and higher gross margins from our inventory compared to our previous product designs, supporting strong cash flow generation and progress toward our profitability goal.

Marketing Strategy.  Our marketing activity is focused on differentiating the KB Home brand from resale homes and from homes sold through foreclosures, short sales and by other builders. We believe that our Built to OrderTM message and approach generate a high perceived value for our products and our company among consumers and are unique among large-production homebuilders. Built to Order emphasizes that we partner with our homebuyers to create a home built to their individual preferences in home design, layout, square footage and homesite location, and to personalize their home’s interior with features and amenities that meet their needs and interests. Built to Order serves as the consumer face of core elements of our KBnxt operational business model and ensures that our marketing strategy and advertising campaigns are closely aligned with our overall operational focus.

Our KB Home Studios are integral to the Built to Order experience we provide. These showrooms allow our homebuyers to select from thousands of product and design options that are available for purchase as part of the original construction of their homes. The coordinated efforts of our sales representatives and KB Home Studio consultants are intended to provide high levels of customer satisfaction and lead to enhanced customer retention and referrals.

We further differentiate the KB Home brand with our My Home. My Earth.TM environmental initiative, publicly launched in 2008. My Home. My Earth. embodies our commitment to become a leading environmentally friendly national company. We were the first national homebuilder to commit to installing exclusively ENERGY STARTM appliances in all of our new homes, and in 2009, we committed to build all new communities we open to ENERGY STAR guidelines. We also offer our homebuyers an extensive line of high-value, low-cost products through our KB Home Studios that can help minimize the environmental impact of the homes they purchase.

During 2009, we continued to focus our marketing initiatives on first-time, first move-up and active adult homebuyers. These historically have been our core customers and it is among these groups that we see the greatest potential for future home sales. In 2010, we plan to continue to focus on this homebuyer demographic and to roll out new home designs and environmental sustainability initiatives.

Sales Strategy.  To ensure the consistency of our message and adherence to our Built to Order approach, sales of our homes are carried out by in-house teams of sales representatives and other personnel who work personally with each homebuyer to create a home that meets the homebuyer’s preferences and budget.

Customer Service and Quality Control

Customer satisfaction is a high priority for us. We are committed to building and delivering quality homes. Our on-site construction supervisors perform regular pre-closing quality checks during the construction process to ensure our homes meet our quality standards and our homebuyers’ expectations. We have employees who are responsible for responding to homebuyers’ post-closing needs, including warranty claims. We believe prompt and courteous responses to homebuyers’ needs throughout the homebuying process reduces post-closing repair costs, enhances our reputation for quality and service, and helps encourage repeat and referral business from homebuyers and the real estate community. Our goal is for our customers to be 100% satisfied with their new homes.

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

Local Expertise

To maximize our KBnxt operational business model’s effectiveness and help ensure its consistent execution, our employees are continuously trained on KBnxt principles and evaluated based on their achievement of relevant KBnxt operational objectives. We also believe that our business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities that meet local demand, to anticipate consumer tastes in specific markets, and to assess local regulatory environments. Accordingly, we operate our business through divisions with trained personnel who have local market expertise. We have experienced management teams in each of our divisions. Though we centralize certain functions (such as marketing, advertising, legal, materials purchasing, purchasing administration, product development, architecture and accounting) to benefit from economies of scale, our local management exercises considerable autonomy in identifying land acquisition opportunities, developing product and sales strategies, and controlling costs.

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

Although they vary significantly, our communities typically consist of 50 to 250 lots ranging in size from 1,000 to 13,500 square feet. In our communities, we typically offer from three to 15 home designs for homebuyers to choose from. We also build an average of two to four model homes at each community so that prospective buyers can preview various home designs. Depending on the community, we may offer premium lots containing more square footage, better views or location benefits.

Land Acquisition and Land Development.  We continuously evaluate land acquisition opportunities, as they arise, against our internal investment standards and marketing strategy, balancing competing needs for financial strength and land inventory for future growth. When we acquire and develop land, we do so consistent with our KBnxt operational business model, which focuses on land parcels containing fewer than 250 lots that are entitled for residential construction and either physically developed to start home construction (referred to as “finished lots”) or partially finished. Acquiring finished or partially finished lots enables us to construct and deliver homes shortly after the land is acquired with minimal additional development expenditures. This is a more efficient way to use our working capital and reduces the operating risks associated with having to develop and/or entitle land, such as unforeseen improvement costs and/or changes in market conditions. However, depending on market conditions, we may acquire undeveloped and/or unentitled land. We expect that the overall balance of undeveloped, unentitled, entitled and finished lots in our inventory will vary over time.

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

We generally structure our land purchases and development activities to minimize or to defer the timing of cash and capital expenditures, which enhances returns associated with new land investments. While we use a variety of techniques to accomplish this, as further described below, we typically use agreements that give us an option right to purchase land at a future date, at a fixed price and for a small initial deposit payment. Our decision to exercise a particular option right is based on the results of due diligence and continued market viability analysis we conduct after entering into an agreement. In some cases, our decision to exercise an option may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental approvals, and/or physically developing the land by a pre-determined date to allow us to build homes relatively quickly. Depending on the circumstances, our initial deposit payment for an option right may or may not be refundable to us if we do not purchase the underlying land.

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

Under our KBnxt operational business model, we generally attempt to minimize our land development costs by focusing on acquiring finished or partially finished lots. Where we purchase unentitled and unimproved land, we typically use option agreements as described above and during the option period perform technical, environmental, engineering and entitlement feasibility studies, while we seek to obtain necessary governmental approvals and permits. These activities are sometimes done with the seller’s assistance and/or at the seller’s cost. The use of option arrangements in this context allows us to conduct these development-related activities while minimizing our inventory levels and overall financial commitments, including interest and other carrying costs. It also improves our ability to estimate development costs accurately prior to incurring them, an important element in planning communities and pricing homes.

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

In recent years, in light of difficult market conditions, we have sold some of our land and interests in land and have abandoned a portion of our options to acquire land. Consistent with our KBnxt operational business model, we determined that these properties no longer met our strategic needs or our internal investment standards. If market conditions remain challenging, we may sell more of our land and interests in land, and we may abandon or try to sell more of our options to acquire land.

The following table presents the number of inventory lots we owned, in various stages of development, or controlled under option contracts in our homebuilding segments as of November 30, 2009 and 2008. The table does not include approximately 316 acres optioned as of November 30, 2009 and 2008 that had not yet been approved for subdivision into lots.

							Total Lots
	Homes/Lots in		Land Under		Lots Under		Owned or
	Production		Development		Option		Under Option
	2009	2008	2009	2008	2009	2008	2009	2008

West Coast	4,685	7,257	2,219	1,826	1,062	1,018	7,966	10,101
Southwest	3,511	4,853	1,677	1,784	3,593	3,551	8,781	10,188
Central	5,796	7,643	2,529	2,454	1,797	1,840	10,122	11,937
Southeast	3,868	5,326	4,078	4,369	2,650	5,102	10,596	14,797

Total	17,860	25,079	10,503	10,433	9,102	11,511	37,465	47,023

Reflecting our geographic diversity, as of November 30, 2009, 21% of the lots we owned or controlled were located in the West Coast reporting segment, 24% were in the Southwest reporting segment, 27% were in the Central reporting segment, and 28% were in the Southeast reporting segment.

The following table presents the dollar value of inventory we owned, in various stages of development, or controlled under option contracts in our homebuilding segments as of November 30, 2009 and 2008 (in thousands):

							Total Lots
	Homes/Lots in		Land Under		Lots Under		Owned or
	Production		Development		Option		Under Option
	2009	2008	2009	2008	2009	2008	2009	2008

West Coast	$530,030	$854,522	$80,229	$52,339	$29,390	$68,600	$639,649	$975,461
Southwest	116,779	192,530	94,431	96,073	8,409	24,673	219,619	313,276
Central	240,825	300,454	41,405	38,688	42,077	53,358	324,307	392,500
Southeast	190,488	252,541	115,611	127,241	11,720	45,697	317,819	425,479

Total	$1,078,122	$1,600,047	$331,676	$314,341	$91,596	$192,328	$1,501,394	$2,106,716

Home Construction and Sale.  Following the purchase of land and, if necessary, the completion of the entitlement process, we typically begin marketing homes for sale and constructing model homes. The time required for construction of our homes depends on the weather, time of year, local labor supply, availability of materials and supplies and other factors. To minimize the costs and risks of standing inventory, we generally begin construction of a home only when we have signed a purchase contract with a homebuyer. However, cancellations of home purchase contracts prior to the delivery of the underlying homes, or strategic considerations, may cause us to have standing inventory of completed or partially completed homes.

We act as the general contractor for the majority of our communities and hire experienced subcontractors for all production activities. Our contracts with our subcontractors require that they comply with all laws applicable to their work, including labor laws, meet performance standards and follow local building codes and permits. Where practical, we use mass production techniques and pre-fabricated, standardized components and materials to streamline the on-site production process. We have also developed programs for national and regional purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs through improved pricing and, where available, participation in manufacturers’ or suppliers’ rebate programs. As part of our My Home. My Earth. environmental initiative, we have integrated products, materials and construction practices into our home building process to reduce the environmental impact of our operations and the homes we build. At all stages of production, our administrative and on-site supervisory personnel coordinate the activities of subcontractors and subject their work to quality and cost controls. As part of our KBnxt operational business model, we also emphasize even-flow production methods to enhance the quality of our homes and minimize production costs.

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

“Backlog” consists of homes that are under contract but have not yet been delivered. Ending backlog represents the number of homes in backlog from the previous period plus the number of net orders (new orders for homes less cancellations) generated during the current period minus the number of homes delivered during the current period. The backlog at any given time will be affected by cancellations. The number of homes delivered has historically increased from the first to the fourth quarter in any year.

Our backlog at November 30, 2009, excluding backlog of unconsolidated joint ventures, consisted of 2,126 homes, a decrease of 6% from the 2,269 homes in backlog at year-end 2008. The decrease in our backlog levels in 2009 primarily reflected our strategic decisions to reduce inventory and active community counts to align our operations with reduced housing market activity. Our backlog at November 30, 2009 represented potential future housing revenues of approximately $422.5 million, a 19% decrease from potential future housing revenues of $521.4 million at November 30, 2008, reflecting the impact of the lower number of homes in backlog and a lower average selling price. Our backlog ratio, defined as homes delivered as a percentage of beginning backlog in the quarter, was 82% for the quarters ended November 30, 2009 and 2008.

Our net orders increased slightly to 8,341 in 2009 from 8,274 in 2008. Our average cancellation rate based on net orders was 25% in 2009, compared to an average of 41% in 2008. During the fourth quarter of 2009, our net orders increased 12% from the fourth quarter of 2008. The increase in our net orders primarily reflected a reduction in our cancellation rate, which, as a percentage of gross orders, was 31% in the fourth quarter of 2009, compared to 46% in the fourth quarter of 2008.

The following table presents homes delivered, net orders and cancellation rates (based on gross orders) by reporting segment and with respect to our unconsolidated joint ventures for each quarter during the years ended November 30, 2009 and 2008, and our ending backlog at the end of each quarter within those years:

						Unconsolidated
	West Coast	Southwest	Central	Southeast	Total	Joint Ventures
Homes delivered
2009
First	351	267	447	380	1,445	23
Second	569	241	525	426	1,761	55
Third	669	314	783	474	2,240	37
Fourth	864	380	1,016	782	3,042	26

Total	2,453	1,202	2,771	2,062	8,488	141

2008
First	614	740	899	675	2,928	75
Second	603	534	863	810	2,810	74
Third	731	425	745	887	2,788	45
Fourth	1,024	694	841	1,353	3,912	68

Total	2,972	2,393	3,348	3,725	12,438	262

Net orders
2009
First	459	222	622	524	1,827	28
Second	928	359	1,048	575	2,910	45
Third	591	355	808	404	2,158	17
Fourth	417	200	491	338	1,446	21

Total	2,395	1,136	2,969	1,841	8,341	111

2008
First	539	186	231	493	1,449	48
Second	977	760	964	1,499	4,200	131
Third	361	282	506	180	1,329	39
Fourth	375	207	353	361	1,296	17

Total	2,252	1,435	2,054	2,533	8,274	235

Cancellation rates
2009
First	26%	27%	29%	28%	28%	48%
Second	16%	18%	20%	26%	20%	31%
Third	23%	20%	28%	32%	27%	32%
Fourth	20%	24%	40%	30%	31%	16%

Total	21%	22%	28%	29%	25%	34%

2008
First	41%	56%	70%	50%	53%	45%
Second	29%	21%	31%	26%	27%	24%
Third	48%	37%	43%	74%	51%	57%
Fourth	42%	40%	48%	50%	46%	71%

Total	38%	34%	45%	43%	41%	43%

Ending backlog — homes
2009
First	689	303	892	767	2,651	76
Second (a)	1,048	421	1,419	916	3,804	62
Third	970	462	1,444	846	3,722	42
Fourth	523	282	919	402	2,126	37

2008
First	1,115	752	1,343	1,633	4,843	182
Second	1,489	978	1,444	2,322	6,233	239
Third	1,119	835	1,205	1,615	4,774	233
Fourth (a)	581	348	717	623	2,269	71

						Unconsolidated
	West Coast	Southwest	Central	Southeast	Total	Joint Ventures
Ending backlog — value, in thousands
2009
First	$214,997	$57,169	$153,538	$134,135	$559,839	$30,180
Second (a)	334,600	72,429	228,723	161,104	796,856	24,118
Third	293,329	75,439	218,430	146,896	734,094	15,456
Fourth	174,445	46,135	137,271	64,645	422,496	15,577

2008
First	$438,505	$179,114	$236,725	$376,872	$1,231,216	$77,196
Second	516,073	222,279	260,404	467,141	1,465,897	101,748
Third	391,525	190,279	230,154	321,321	1,133,279	136,918
Fourth (a)	211,713	74,488	120,954	114,231	521,386	33,192

(a)	Ending backlog amounts have been adjusted to reflect the consolidation of previously unconsolidated joint ventures during the second quarter of 2009 and the fourth quarter of 2008.

Land and Raw Materials

We currently own or control enough land to meet our forecasted production goals for approximately the next three to four years. As discussed above, we have recently sold some of our land and abandoned options to purchase land in order to balance our holdings with current and forecasted market conditions and we may sell additional land or land interests in 2010. In 2009, our land sales generated $58.3 million of revenues and $47.9 million of losses, including $10.5 million of impairments. In 2008, our land sales generated $82.9 million of revenues and $82.8 million of losses, including $86.2 million of impairments. Our land option contract abandonments resulted in pretax, noncash charges of $47.3 million in 2009 and $40.9 million in 2008.

The principal raw materials used in the construction of our homes are concrete and forest products. In addition, we use a variety of other construction materials in the homebuilding process, including sheetrock and plumbing and electrical items. We attempt to enhance the efficiency of our operations by using pre-made, standardized materials that are commercially available on competitive terms from a variety of sources. In addition, our centralized or regionalized purchasing of certain building materials, appliances and fixtures allows us to benefit from large quantity purchase discounts and, in some cases, manufacturer or supplier rebates. When possible, we arrange for bulk purchases of these products at favorable prices from manufacturers and suppliers.

Customer Financing

Our homebuyers may obtain mortgage financing from any qualified lender. KB Home Mortgage representatives on site at our communities offer to arrange mortgage financing for prospective homebuyers through the joint venture. We believe that the ability of KB Home Mortgage to offer customers an extensive variety of financing options on competitive terms as a part of the on-site sales process helps to complete sales. KB Home Mortgage originated loans for 84% of our customers who obtained mortgage financing in 2009 and 80% in 2008.

Discontinued Operations

In July 2007, we sold our 49% interest in our publicly traded French subsidiary, Kaufman and Broad, S.A. (“KBSA”). The disposition of the French operations enabled us to invest additional resources in our domestic homebuilding operations and we have since operated exclusively in the United States. The sale generated total gross proceeds of $807.2 million and a pretax gain of $706.7 million ($438.1 million net of income taxes). As a result of the sale, the French operations are presented as discontinued operations in our consolidated financial statements in 2007.

Employees

We employ a trained staff of land acquisition specialists, architects, planners, engineers, construction supervisors, marketing and sales personnel, and finance and accounting personnel, supplemented as necessary by outside consultants, who guide the development of our communities from their conception through the marketing and delivery of completed homes.

At December 31, 2009, we had approximately 1,400 full-time employees, compared to approximately 1,600 at December 31, 2008. None of our employees are represented by a collective bargaining agreement.

Competition and Other Factors

We believe our KBnxt operational business model, particularly the aspects that involve gaining a deeper understanding of customer interests and needs and offering a wide range of choices to homebuyers, provides us with long-term competitive advantages. The housing industry is highly competitive, and we compete with numerous homebuilders ranging from regional and national firms to small local builders primarily on the basis of price, location, financing, design, reputation, quality and amenities. In addition, we compete with housing alternatives other than new homes, including resale homes, foreclosed and short sale homes, and rental housing. In certain markets and at times when housing demand is high, we also compete with other builders to hire subcontractors.

During 2009, operating conditions in most U.S. housing markets remained difficult, reflecting the impact of the housing market downturn that began in 2006 and the weak economy as discussed above under the heading “Strategy.” We believe the heightened competition for homebuyers stemming from these conditions will continue in 2010, if not intensify.

Financing

We do not generally finance the development of our communities with project financing. By “project financing,” we mean proceeds of loans specifically obtained for, or secured by, particular communities. Instead, our operations have historically been funded by results of operations, public debt and equity financing, and borrowings under our unsecured revolving credit facility with various banks (the “Credit Facility”). In 2009, however, we did not borrow any funds under the Credit Facility and we do not anticipate doing so in 2010.

Environmental Matters

As part of our due diligence process for all land acquisitions, we often use third-party environmental consultants to investigate potential environmental risks and we require disclosures and representations and warranties from land sellers of environmental risks. Despite these precautions, there can be no assurance that we will avoid material liabilities relating to the existence or removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned by us. No estimate of any potential liabilities can be made although we may, from time to time, purchase property that requires us to incur environmental clean-up costs after appropriate due diligence, including, but not limited to, using detailed investigations performed by environmental consultants. In such instances, we take steps prior to acquisition to gain reasonable assurance as to the precise scope of work required and the costs associated with removal, site restoration and/or monitoring. To the extent contamination or other environmental issues have occurred in the past, we will attempt to recover restoration costs from third parties, such as the generators of hazardous waste, land sellers or others in the prior chain of title and/or their insurers. Based on these practices, we anticipate that it is unlikely that environmental clean-up costs will have a material effect on our future consolidated financial position or results of operations. We have not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by us are identified by the U.S. Environmental Protection Agency (“EPA”) as being a “Superfund” clean-up site requiring remediation, which could have a material effect on our future consolidated financial position or results of operations. Costs associated with the use of environmental consultants are not material to our consolidated financial position or results of operations.

Access to Our Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). We make our public SEC filings available, at no cost, through our website http://kbhome.com, as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. We will also provide these reports in electronic or paper format free of charge upon request made to our investor relations department at investorrelations@kbhome.com or at our principal executive offices. Our SEC filings are also available to the public over the Internet at the SEC’s website at http://sec.gov. The public may also read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room.

Item 1A.  RISK FACTORS

The following important factors could adversely impact our business. These factors could cause our actual results to differ materially from the forward-looking and other statements (i) we make in registration statements, periodic reports and other filings with the SEC and from time to time in our news releases, annual reports and other written reports or communications, and (ii) made orally from time to time by our personnel and representatives.

The homebuilding industry is experiencing a prolonged and severe downturn that may continue for an indefinite period and adversely affect our business and results of operations compared to prior periods.

In recent years, many of our served markets and the U.S. homebuilding industry as a whole have experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale, conditions that generally began in 2006. In many markets, a rapid increase in new and existing home prices in the years leading up to and including 2006 reduced housing affordability relative to consumer incomes and tempered buyer demand. At the same time, investors and speculators reduced their purchasing activity and instead stepped up their efforts to sell residential property they had earlier acquired. These trends, which have been more pronounced in markets that had experienced the greatest levels of price appreciation, have resulted in overall fewer home sales, greater cancellations of home purchase agreements by buyers, higher inventories of unsold homes and the increased use by homebuilders, speculators, investors and others of discounts, incentives, price concessions and other marketing efforts to close home sales since 2006, compared to the several years leading up to and including 2006. These negative supply and demand trends have been exacerbated since 2008 by increasing sales of lender-owned homes, a severe downturn in general economic conditions, rising unemployment, turmoil in credit and consumer lending markets and tighter lending standards.

Reflecting the impact of this difficult environment, we, like many other homebuilders, have experienced to varying degrees since the housing market downturn began, declines in net orders, decreases in the average selling price of new homes we have sold and delivered and reduced margins relative to prior years, and we have generated operating losses. Though we have seen some improvement in net orders and margins in 2009, we can provide no assurances that the homebuilding market or our business will improve substantially in the near future. If economic conditions and employment remain weak and mortgage foreclosures, delinquencies and short sales continue rising in 2010, there would likely be a corresponding adverse effect on our business and our results of operations, including, but not limited to, the number of homes delivered and the amount of revenues we generate.

Further tightening of mortgage lending or mortgage financing requirements or further turmoil in credit and mortgage lending markets could adversely affect the availability of credit for some potential purchasers of our homes and thereby reduce our sales.

In recent years, the mortgage lending and mortgage finance industries have experienced significant instability due to, among other things, delinquencies, defaults and foreclosures on home loans and a resulting decline in their market value, particularly subprime and adjustable-rate loans. A number of providers, purchasers and insurers of mortgage loans have gone out of business or exited the market. In light of these developments, lenders, investors, regulators and others have questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to reduced investor demand for mortgage loans and mortgage-backed securities, tightened credit requirements, reduced liquidity, increased credit risk premiums and regulatory actions, including greater government purchases or insurance of mortgage loans and mortgage-backed securities. Deterioration in credit quality among subprime, adjustable-rate and other nonconforming loans has caused most lenders to stop offering such loan products. Fewer loan products and providers and tighter loan qualifications, in turn, make it more difficult for some categories of borrowers to finance the purchase of our homes or the purchase of existing homes from potential move-up buyers who wish to purchase one of our homes. In general, these developments have resulted in reduced demand for our homes and slowed any general improvement in the housing market. Furthermore, they have resulted in reduced demand for mortgage loans originated through our KB Home Mortgage joint venture and a corresponding decline in origination-related fee income. These reductions in demand have had a materially adverse effect on our business and results of operations in 2009 that is expected to continue in 2010.

Many of our homebuyers obtain financing for their home purchases from KB Home Mortgage. Our partner, a Bank of America, N.A. subsidiary, provides the loan products that the joint venture offers to our homebuyers. If our partner refuses or is unable to make loan products available to the joint venture to provide to our homebuyers, our home sales and results of operations may be adversely affected.

Our strategies in responding to the adverse conditions in the homebuilding industry have had limited success, and the continued implementation of these and other strategies may not be successful.

While we have been successful in generating positive operating cash flow and reducing our inventories in recent years, we have done so at significantly reduced gross profit levels and have incurred significant asset impairment charges compared to prior periods. Moreover, many of our strategic initiatives to generate cash and reduce our inventories have involved lowering overhead through workforce reductions, for which we incurred significant costs, and reducing our active community counts through strategic wind downs or market exits, curbs in development and sales of land interests. These strategic steps have resulted in our generating to varying degrees fewer net orders, homes delivered and revenues compared to prior periods, and have contributed to the net losses we have recognized in recent years. Though we have seen some improvement in our net orders for 2009, there can be no assurance that positive net order trends will continue and, notwithstanding our sales strategies, we have experienced volatility in cancellations of home purchase contracts in recent years. We believe that the volatile cancellation rates have largely reflected weak homebuyer confidence based on sustained home price declines, increased offerings of sales incentives in the marketplace for both new and existing homes and generally poor economic and employment conditions, all of which have prompted homebuyers to forgo or delay home purchases. The more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also led to lower demand for new homes and cancellations. Many of these factors affecting new orders and cancellation rates are beyond our control. It is uncertain how long and to what degree these factors, and the reduced sales levels and volatility in cancellations we have experienced, will continue. To the extent that they do, we expect that they will have a negative effect on our business and our results of operations.

Our business is cyclical and is significantly affected by changes in general and local economic conditions.

Our business can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•	short- and long-term interest rates;

•	the availability of financing for homebuyers;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	U.S. and global financial system and credit market stability;

•	private and federal mortgage financing programs and federal and state regulation of lending and appraisal practices;

•	federal and state income tax provisions, including provisions for the deduction of mortgage interest payments;

•	housing demand from population growth and demographic changes, among other factors;

•	the supply of available new or existing homes (including lender-owned homes acquired through foreclosures and short sales) and other housing alternatives, such as apartments and other residential rental property;

•	employment levels and job and personal income growth; and

•	real estate taxes.

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate. In recent years, unfavorable changes in many of these factors negatively affected all of our served markets, and we expect the widespread nature of the downturn in the housing market to continue into 2010. A continued downturn in the economy and employment levels would likely worsen the unfavorable trends the housing market has experienced since 2006.

Weather conditions and natural disasters, such as earthquakes, hurricanes, tornadoes, floods, droughts, fires and other environmental conditions, can also impair our homebuilding business on a local or regional basis. Civil unrest or acts of terrorism can also have a negative effect on our business.

Fluctuating lumber prices and shortages, as well as shortages or price fluctuations in other building materials or commodities, can have an adverse effect on our business. Similarly, labor shortages or disruptions among key trades, such as carpenters, roofers, electricians and plumbers, can delay the delivery of our homes and increase our costs.

The potential difficulties described above can cause demand and prices for our homes to diminish or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because of market conditions and because the price of each home we sell is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction begins. The potential difficulties described above could cause some homebuyers to cancel or refuse to honor their home purchase contracts altogether. In fact, reflecting the difficult conditions in our served markets, we have experienced volatile home purchase contract cancellation rates in recent years and we may experience similar volatility in 2010.

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

Inflation can have an adverse impact on our consolidated results of operations because increasing costs for land, materials and skilled labor may call for us to increase home sales prices to maintain satisfactory margins. However, if the current challenging and highly competitive conditions in the housing market persist, we may need to decrease our selling prices in an attempt to stimulate sales. Our lowering of selling prices, in addition to impacting our margins, may also reduce the value of our land inventory and make it more difficult for us to recover the full cost of previously purchased land with selling prices or, if we choose, in disposing of land assets. In addition, depressed land values may cause us to forfeit deposits on land option contracts if we cannot satisfactorily renegotiate the purchase price of the optioned land. We may incur noncash charges for inventory impairments if the value of our owned inventory is reduced or for land option contract abandonments if we choose not to exercise land option contracts.

Reduced home sales may impair our ability to recoup development costs or force us to absorb additional costs.

We incur many costs even before we begin to build homes in a community. Depending on the stage of development, these include costs of preparing land, finishing and entitling lots, and installing roads, sewage and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes. If the rate at which we sell and deliver homes slows or falls, which has occurred throughout the present housing market downturn, we may incur additional costs and it will take a longer period of time for us to recover our costs. Also, we frequently acquire options to purchase land and make deposits that may be forfeited if we do not exercise the options within specified periods. Because of current market conditions, we have strategically terminated some of these options, resulting in the forfeiture of deposits and unrecoverable due diligence and development costs.

The value of the land and housing inventory we own or control may fall significantly and our profits may decrease.

The value of the land and housing inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, such inventory. The market value of our land inventory can vary considerably because there is often a significant amount of time between our initial acquisition or optioning of land and the delivery of homes on that land. The downturn in the housing market, which has significantly depressed home sales and selling prices, has caused the fair value of certain of our owned or controlled inventory to fall, in some cases well below the estimated fair value at the time we acquired it. Because of our assessments of fair value, we have been required to write down the carrying value of certain of our inventory, including inventory that we have previously written down, and take corresponding noncash charges against our earnings to reflect the impaired value. We have also abandoned our interests in certain land inventory that no longer meets our internal investment standards, which also required us to take noncash charges. If the current downturn in the housing market continues, we may need to take additional charges against our earnings for inventory impairments or land option contract abandonments, or both. Any such noncash charges would have an adverse effect on our consolidated results of operations.

Some homebuyers may cancel their home purchases because the required deposits are small and generally refundable.

Our backlog information reflects the number of homes for which we have entered into a purchase contract with a customer, but not yet delivered the home. Our home purchase contracts typically require only a small deposit, and in many states, the deposit is fully refundable at any time prior to closing. If the prices for new homes decline, competitors increase their use of sales incentives, interest rates increase, the availability of mortgage financing diminishes or there is continued weakness or a further downturn in local or regional economies or the national economy, homebuyers may terminate their existing home purchase contracts with us in order to negotiate for a lower price, explore other options or because they cannot, or become reluctant to, complete the purchase. In recent years, we have experienced elevated and volatile cancellation rates, in part because of these reasons. Elevated and volatile cancellation rates due to these conditions, or otherwise, could have an adverse effect on our business and our results of operations.

Our long-term success depends on the availability of improved lots and undeveloped land that meet our land investment criteria.

The availability of finished and partially developed lots, and undeveloped land for purchase that meet our internal investment standards depends on a number of factors outside of our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, zoning, allowable housing density and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of attractive land could increase, perhaps substantially, which could adversely impact our results of operations including, but not limited to, our margins, and our ability to maintain ownership or control of a three-to-four year supply of developable land inventory.

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

Nearly all of our customers finance the purchase of their homes. Prior to 2006, historically low interest rates and the increased availability of specialized mortgage products, including mortgage products requiring no or low down payments, and interest-only and adjustable-rate mortgages, made homebuying more affordable for a number of customers and more available to customers with lower credit scores. Increases in interest rates or decreases in the availability of mortgage financing or of certain mortgage programs, as discussed above, may lead to fewer mortgage loans being provided, higher down payment requirements or monthly mortgage costs, or a combination of the foregoing, and, as a result, reduce demand for our homes.

Increased interest rates can also hinder our ability to realize our backlog because our home purchase contracts provide our customers with a financing contingency. Financing contingencies allow customers to cancel their home purchase contracts in the event they cannot arrange for adequate financing.

As a result of the turbulence in the credit markets and mortgage finance industry in 2008, the federal government has taken on a significant role in supporting mortgage lending through its conservatorship of the Federal National Mortgage Association (also known as Fannie Mae) and the Federal Home Loan Mortgage Corporation (also known as Freddie Mac), both of which purchase home mortgages and mortgage-backed securities originated by mortgage lenders, and its insurance of mortgages originated by lenders through the Federal Housing Administration (“FHA”) and the Veterans Administration (“VA”). FHA-backing of mortgages has recently been particularly important to the mortgage finance industry and to our business. In 2009, 63% of our homebuyers that chose to finance with KB Home Mortgage purchased a home using a FHA-backed loan. In addition, the Federal Reserve has purchased a sizeable amount of mortgage-backed securities in part to stabilize mortgage interest rates and to support the market for mortgage-backed securities. The availability and affordability of mortgage loans, including the consumer interest rates for such loans, could be adversely affected by a curtailment or ceasing of the federal government’s mortgage-related programs or policies. The Federal Reserve, for example, has announced that it expects to end its purchases of mortgage-backed securities in early

2010. The FHA recently reported that its cash reserves have fallen below legal requirements due primarily to defaults on mortgages it has insured and, as a result, it has and may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs and/or limit the number of mortgages it insures. Due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels.

Because the availability of Fannie Mae, Freddie Mac, FHA- and VA-backed mortgage financing is an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of such government-backed financing could reduce our home sales and adversely affect our results of operations, including the income we earn from KB Home Mortgage.

Tax law changes could make home ownership more expensive or less attractive.

Significant expenses of owning a home, including mortgage interest expense and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income, subject to various limitations, under current tax law and policy. If the federal government or a state government changes income tax laws, as some policy makers have discussed, by eliminating or substantially reducing these income tax benefits, the after-tax cost of owning a new home would increase substantially. This could adversely impact demand for and/or sales prices of new homes.

Moreover, in 2009, our home sales increased in part because of federal and state tax credits made available to certain qualifying homebuyers. These tax credits are expected to be eliminated or curtailed in 2010,which could adversely affect our net orders, cancellation rates and results of operations in 2010.

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

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment, and in 2008 we entered into a consent decree with the EPA and certain states concerning our storm water pollution prevention practices. These laws and regulations, the enactment or implementation of new environmental laws or regulations, and the consent decree may cause delays in our construction and delivery of new homes, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain regions or areas.

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

The mortgage banking operations of KB Home Mortgage are heavily regulated and subject to the rules and regulations promulgated by a number of governmental and quasi-governmental agencies. There are a number of federal and state statutes and regulations which, among other things, prohibit discrimination, impose various disclosure obligations, establish underwriting guidelines that include obtaining inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. A finding that KB Home Mortgage materially violated any of the foregoing laws could have an adverse effect on our results of operations to the extent it impacts the income we earn from our equity interest in the joint venture.

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

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable land, financing, building materials, skilled management and trade labor. We compete in each of our served markets with other local, regional and national homebuilders, often within larger subdivisions containing portions designed, planned and developed by such homebuilders. These homebuilders may also have long-standing relationships with local labor, materials suppliers or land sellers, which may provide an advantage in their respective regions or local markets. We also compete with other housing alternatives, such as existing home sales (including lender-owned homes acquired through foreclosure or short sales) and rental housing. The competitive conditions in the homebuilding industry can result in:

•	our delivering fewer homes;

•	our selling homes at lower prices;

•	our offering or increasing sales incentives, discounts or price concessions;

•	our experiencing lower profit margins;

•	declining new home sales or increasing cancellations by homebuyers of their home purchase contracts with us;

•	impairments in the value of our land inventory and other assets;

•	difficulty in acquiring desirable land that meets our investment return criteria, and in selling our interests in land that no longer meet such criteria on favorable terms;

•	difficulty in our acquiring raw materials and skilled management and labor at acceptable prices; or

•	delays in construction of our homes.

These competitive conditions may adversely affect our business and financial results by decreasing our revenues, increasing our costs and/or diminishing growth in our local or regional homebuilding business. In the current downturn in the homebuilding industry, actions taken by our new home and housing alternative competitors are reducing the effectiveness of our efforts to achieve pricing stability, generate home sales, and reduce our inventory levels.

Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.

In the ordinary course of our homebuilding business, we are subject to home warranty and construction defect claims. We record warranty and other liabilities for the homes we sell based on historical experience in our served markets and our judgment of the risks associated with the types of homes we build. We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers’ compensation and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles and other coverage limits. Through our captive insurance subsidiary, we record expenses and liabilities for estimated costs required to cover our self-insured retention and deductible amounts under these policies, and for any costs of claims and lawsuits, based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our liabilities will be adequate to address all our warranty and construction defect claims in the future, or that any potential inadequacies will not have an adverse affect on our results of operations. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. There can be no assurance that coverage will not be further restricted, increasing our risks, and become more costly.

In 2009, we incurred additional warranty-related charges associated with the repair of approximately 230 homes primarily delivered in 2006 and 2007 and located in Florida and Louisiana that were identified as containing or suspected of containing allegedly defective drywall manufactured in China. We are continuing to review whether there are additional homes delivered in Florida, Louisiana or other locations that contain or may contain this drywall material. Based on the results of our review, we have not identified any homes outside of Florida and Louisiana that contain this drywall material. Depending on the outcome of our review and our actual claims experience, we may incur additional warranty-related costs and further increase our warranty liability in future periods. In addition, we have been named as a defendant in one lawsuit relating to this drywall material, and we may in the future be subject to other similar litigation or claims that could cause us to incur significant costs.

Because of the seasonal nature of our business, our quarterly operating results fluctuate.

We have experienced seasonal fluctuations in our quarterly operating results. We typically do not commence significant construction on a home before a home purchase contract has been signed with a homebuyer. Historically, a significant percentage of our home purchase contracts are entered into in the spring and summer months, and a corresponding significant percentage of our homes delivered occur in the fall and winter months. Construction of our homes typically requires approximately four months and weather delays that often occur in late winter and early spring may extend this period. As a result of these combined factors, we historically have experienced uneven quarterly results, with lower revenues and operating income generally during the first and second quarters of the year. During the present housing market downturn, however, we have experienced lower sales in the spring and summer months and correspondingly fewer homes delivered in the fall and winter months as compared to earlier periods. With the current difficult market conditions expected to continue into 2010, we can make no assurances that our normal seasonal patterns will occur in the near future.

Failure to comply with the covenants and conditions imposed by the agreements governing our indebtedness could restrict future borrowing or cause our debt to become immediately due and payable.

The Credit Facility and, to a lesser degree, the indenture governing our outstanding senior notes impose restrictions on our operations and activities. The restrictions in the Credit Facility primarily relate to cash dividends, stock repurchases, incurrence of indebtedness, creation of liens and asset dispositions, defaults with respect to other debt obligations and require maintenance of a maximum debt to equity (or leverage) ratio, a minimum interest coverage ratio, and a minimum level of tangible net worth. The indenture governing our senior notes does not contain any financial maintenance covenants, but does contain certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness; engage in sale-leaseback transactions involving property or assets above a specified value; or engage in mergers, consolidations or sales of assets. If we fail to comply with these restrictions or covenants, the holders of those debt instruments or the banks, as applicable, could cause our debt to become due and payable prior to maturity or could demand that we compensate them for waiving instances of noncompliance. In addition, a default under any series of our senior notes or the Credit Facility could cause a default with respect to our other notes or the Credit Facility, as the case may be, and result in the acceleration of the maturity of all such defaulted indebtedness and our inability to borrow under the Credit Facility. Moreover, we may curtail our investment activities and other uses of cash to maintain compliance with these restrictions and covenants.

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

We have historically funded our homebuilding and financial services operations with internally generated cash flows and external sources of debt and equity financing. However, during this downturn in the housing market, we have relied primarily on the positive operating cash flow we have generated to meet our working capital needs and repay outstanding indebtedness. While we generated positive operating cash flow in 2009, principally through the receipt of federal income tax refunds and from home and land sales, the persistent weakness in the housing markets and the disruption in the credit markets since 2008 have reduced the availability and increased the costs to us of other sources of liquidity.

Market conditions may significantly limit our ability to replace or refinance indebtedness, particularly due to the lowering of our senior debt ratings in 2009 by three rating agencies. Pricing in the public debt markets has increased substantially, and the terms of future issuances of indebtedness by us may be more restrictive than the terms governing our current indebtedness. Moreover, due to the deterioration in the credit markets and the uncertainties that exist in the general economy and for homebuilders in particular, we cannot be certain that we would be able to replace existing financing or secure additional sources of financing, if necessary, on terms satisfactory to us or at all. In addition, the significant decline in our stock price since 2006, the ongoing volatility in the stock markets and the reduction in our stockholders’ equity relative to our debt could also impede our access to the equity markets or increase the amount of dilution our stockholders would experience should we seek or need to raise capital through issuance of equity.

While we believe we can meet our forecasted capital requirements from our cash resources, expected future cash flow and the sources of financing that we anticipate will be available to us, we can provide no assurance that we will be able to do so, particularly if current difficult housing or credit market or economic conditions continue or deteriorate further. The effects on our business, liquidity and financial results of these conditions could be material and adverse to us.

Our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Since the end of our 2007 fiscal year, we have generated significant net operating losses (“NOLs”), and we may generate additional NOLs in 2010. Under federal tax laws, we can use our NOLs (and certain related tax credits) to reduce our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward our NOLs (and certain related tax credits) that we do not use in any particular year to reduce our taxable income in future years.

The benefits of our NOLs would be reduced or eliminated if we experience an “ownership change,” as determined under Internal Revenue Code Section 382 (“Section 382”). A Section 382 ownership change occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 would impose an annual limit on the amount of NOLs we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of special rules apply to calculating this annual limit.

While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly-traded stock make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred. However, if an ownership change were to occur, the annual limit Section 382 may impose could result in a material amount of our NOLs expiring unused. This would significantly impair the value of our NOL asset and, as a result, have a negative impact on our financial position and results of operations.

During 2009, our stockholders approved an amendment to our restated certificate of incorporation that is designed to block transfers of our common stock that could result in an ownership change, and a rights agreement pursuant to which we have issued certain stock purchase rights with terms designed to deter transfers of our common stock that could result in an ownership change. However, these measures cannot guarantee complete protection against an ownership change and it remains possible that one may occur.

A decline in our tangible net worth and the resulting increase in our leverage ratio may place burdens on our ability to comply with the terms of our indebtedness, may restrict our ability to operate and may prevent us from fulfilling our obligations.

The amount of our debt could have important consequences. For example, it could:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes;

•	impact our flexibility in planning for, or reacting to, changes in our business;

•	place us at a competitive disadvantage because we have more debt than some of our competitors; and

•	make us more vulnerable in the event of continued weakness or a further downturn in our business or in general economic conditions.

Our ability to meet our debt service and other obligations will depend upon our future performance. Our business is substantially affected by changes in economic cycles. Our revenues, earnings and cash flows vary with the level of general economic activity and competition in the markets in which we operate. Our business could also be affected by financial, political, regulatory and other factors, many of which are beyond our control. A higher interest rate on our debt could adversely affect our operating results.

Our business may not generate sufficient cash flow from operations and external financing may not be available to us in an amount sufficient to meet our debt service obligations, fulfill the financial or operational obligations we may have under certain unconsolidated joint venture transactions, or to fund our other liquidity needs. Should we not generate sufficient cash flow from operations or have external financing available to us, we may need to refinance all or a portion of our debt obligations on or before maturity, which we may not be able to do on favorable terms or at all, or raise capital through equity issuances that would dilute existing stockholders’ interests.

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

Our homebuilding operations require significant amounts of cash and/or available credit. It is not possible to predict the future terms or availability of additional capital. Moreover, our outstanding senior notes and the Credit Facility contain provisions that may restrict the amount and nature of debt we may incur in the future. The Credit Facility limits our ability to borrow additional funds by placing a maximum cap on our leverage ratio. Under the most restrictive of these provisions, at November 30, 2009, we would have been permitted to incur up to $1.42 billion of consolidated total indebtedness, as defined in the Credit Facility. This maximum amount exceeded our actual consolidated total indebtedness at November 30, 2009 by $873.5 million. In addition, the Credit Facility limits our ability to borrow senior indebtedness, as defined in the Credit Facility, subject to a specified borrowing base. At November 30, 2009, we would have been permitted to incur up to $2.13 billion of senior indebtedness under the Credit Facility. This maximum amount exceeded our actual total senior indebtedness at November 30, 2009 by $474.7 million. There can be no assurance that we can actually borrow up to these maximum amounts of total consolidated indebtedness or senior indebtedness at any time, as our ability to borrow additional funds, and to raise additional capital through other means, also depends on conditions in the capital markets and our perceived credit worthiness, as discussed above. If conditions in the capital markets change significantly, it could reduce our ability to generate sales and may hinder our future growth and results of operations. Potential federal and state regulations limiting the investment activities of financial institutions could also impact our ability to obtain additional financing on a reasonable basis.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.  PROPERTIES

We lease our corporate headquarters in Los Angeles, California. Our homebuilding division offices (except for our San Antonio, Texas office) and our KB Home Studios are located in leased space in the markets where we conduct business. We own the premises for our San Antonio office.

We believe that such properties, including the equipment located therein, are suitable and adequate to meet the needs of our businesses.

Item 3.  LEGAL PROCEEDINGS

ERISA Litigation

On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against us, our directors, certain of our current and former officers, and the board of directors committee that oversees the KB Home 401(k) Savings Plan (the “401(k) Plan”). After the court allowed leave to file an amended complaint, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of KB Home who participated in the 401(k) Plan. Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the 401(k) Plan about our alleged prior stock option backdating practices and by failing to remove our stock as an investment option under the 401(k) Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their 401(k) Plan accounts than they would have earned but for defendants’ alleged breach of duties.

The parties to the litigation have reached a settlement in principle, and the court was informed of this development on December 1, 2009. A scheduled hearing on our motion for summary judgment was taken off calendar, and we expect the final settlement to be submitted to the court for approval during the month of February 2010.

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

In addition to those described in this report, we are involved in litigation and government proceedings incidental to our business. These proceedings are in various procedural stages and, based on reports of counsel, we believe as of the date of this report that provisions or accruals made for any potential losses (to the extent estimable) are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a materially adverse effect on our consolidated financial position or results of operations. The outcome of any of these proceedings, however, is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they would, individually or in the aggregate, have a materially adverse effect on our consolidated financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2009 through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents certain information regarding our executive officers as of January 21, 2010:

			Year	Years
			Assumed	at	Other Positions and Other
			Present	KB	Business Experience within the
Name	Age	Present Position	Position	Home	Last Five Years (a)	From – To

Jeffrey T. Mezger	54	President and Chief Executive Officer (b)	2006	16	Executive Vice President and Chief Operating Officer	1999-2006

Wendy C. Shiba	59	Executive Vice President, General Counsel and Secretary	2007	2	Senior Vice President, Chief Legal Officer and Secretary, PolyOne Corporation (a global provider of specialized polymer materials, services and solutions)	2006-2007
					Vice President, Chief Legal Officer and Secretary, PolyOne Corporation	2001-2006

Glen W. Barnard	65	Senior Vice President, KBnxt Group	2006	11	Regional General Manager	2004-2006

William R. Hollinger	51	Senior Vice President and	2007	22	Senior Vice President and Controller	2001-2006
		Chief Accounting Officer

Wendy L. Marlett	46	Senior Vice President,	2008	15	Senior Vice President of Sales and Marketing	2005-2008
		Sales, Marketing and Communications			Senior Vice President of Marketing and Communications	2002-2005

Kelly K. Masuda	42	Senior Vice President and Treasurer	2005	6	Senior Vice President, Capital Markets and Treasurer	2005
					Vice President, Capital Markets and Treasurer	2003-2005

Thomas F. Norton	39	Senior Vice President, Human Resources	2009	1	Chief Human Resources Officer, BJ’s Restaurants, Inc. (an owner and operator of national full service restaurants)	2006-2009
					Senior Vice President of Human Resources, American Golf Corporation (a worldwide golf course management firm)	2003-2006

(a)	All positions described were with us, unless otherwise indicated.

(b)	Mr. Mezger has served as a director since 2006.

There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2009, there were 923 holders of record of our common stock. Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” The following table presents, for the periods indicated, the price ranges of our common stock, and cash dividends declared and paid per share:

	Year Ended November 30, 2009				Year Ended November 30, 2008
			Dividends	Dividends			Dividends	Dividends
	High	Low	Declared	Paid	High	Low	Declared	Paid

First Quarter	$16.38	$8.70	$.0625	$.0625	$28.99	$15.76	$.25	$.25
Second Quarter	19.61	7.85	.0625	.0625	28.93	19.62	.50	.25
Third Quarter	19.00	11.15	.0625	.0625	21.93	13.16	—	.25
Fourth Quarter	20.70	13.37	.0625	.0625	25.43	6.90	.0625	.0625

The declaration and payment of cash dividends on shares of our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, operational investment strategy, general financial condition and compliance with covenants contained in our Credit Facility, as well as general business conditions. In November 2008, our board of directors reduced the quarterly cash dividend on our common stock to $.0625 per share from $.25 per share.

The description of our equity compensation plans required by Item 201(d) of Regulation S-K is incorporated herein by reference to Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this report.

We did not repurchase any of our equity securities during the fourth quarter of 2009.

Stock Performance Graph

The graph below compares the cumulative total return of KB Home common stock, the S&P 500 Index, the S&P Homebuilding Index and the Dow Jones Home Construction Index for the last five year-end periods ended November 30.

Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index, S&P Homebuilding
Index and Dow Jones Home Construction Index

The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1 of the year-end periods presented. As of November 30, 2009, the closing price of KB Home common stock on the New York Stock Exchange was $13.55 per share. On December 31, 2009, our common stock closed at $13.68 per share. The performance of our common stock depicted in the graphs above represents past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2004 in KB Home common stock, the S&P 500 Index, the S&P Homebuilding Index and the Dow Jones Home Construction Index including reinvestment of dividends.

Item 6.  SELECTED FINANCIAL DATA

The data in this table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto. Both are included later in this report.

KB HOME
SELECTED FINANCIAL INFORMATION
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2009	2008	2007	2006	2005

Homebuilding:
Revenues	$1,816,415	$3,023,169	$6,400,591	$9,359,843	$8,123,313
Operating income (loss)	(236,520)	(860,643)	(1,358,335)	570,316	1,188,935
Total assets	3,402,565	3,992,148	5,661,564	7,825,339	6,881,486
Mortgages and notes payable	1,820,370	1,941,537	2,161,794	2,920,334	2,211,935

Financial services:
Revenues	$8,435	$10,767	$15,935	$20,240	$31,368
Operating income	5,184	6,278	11,139	14,317	10,968
Total assets	33,424	52,152	44,392	44,024	29,933

Discontinued operations:
Total assets	$—	$—	$—	$1,394,375	$1,102,898

Consolidated:
Revenues	$1,824,850	$3,033,936	$6,416,526	$9,380,083	$8,154,681
Operating income (loss)	(231,336)	(854,365)	(1,347,196)	584,633	1,199,903
Income (loss) from continuing operations	(101,784)	(976,131)	(1,414,770)	392,947	754,534
Income from discontinued operations, net of income taxes (a)	—	—	485,356	89,404	69,178
Net income (loss)	(101,784)	(976,131)	(929,414)	482,351	823,712
Total assets	3,435,989	4,044,300	5,705,956	9,263,738	8,014,317
Mortgages and notes payable	1,820,370	1,941,537	2,161,794	2,920,334	2,211,935
Stockholders’ equity	707,224	830,605	1,850,687	2,922,748	2,773,797

Basic earnings (loss) per share:
Continuing operations	$(1.33)	$(12.59)	$(18.33)	$4.99	$9.21
Discontinued operations	—	—	6.29	1.13	.85

Basic earnings (loss) per share	$(1.33)	$(12.59)	$(12.04)	$6.12	$10.06

Diluted earnings (loss) per share:
Continuing operations	$(1.33)	$(12.59)	$(18.33)	$4.74	$8.54
Discontinued operations	—	—	6.29	1.08	.78

Diluted earnings (loss) per share	$(1.33)	$(12.59)	$(12.04)	$5.82	$9.32

Cash dividends declared per common share	$.25	$.8125	$1.00	$1.00	$.75

(a)	Discontinued operations consist only of our French operations, which have been presented as discontinued operations for all periods presented. Income from discontinued operations, net of income taxes, in 2007 includes a gain of $438.1 million realized on the sale of our French operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview.  Revenues are generated from our homebuilding operations and our financial services operations. On July 10, 2007, we sold our 49% equity interest in KBSA. Accordingly, our former French operations are presented as discontinued operations in this report. The following table presents a summary of our consolidated results of operations for the years ended November 30, 2009, 2008 and 2007 (in thousands, except per share amounts):

	Years Ended November 30,
	2009	2008	2007

Revenues:
Homebuilding	$1,816,415	$3,023,169	$6,400,591
Financial services	8,435	10,767	15,935

Total	$1,824,850	$3,033,936	$6,416,526

Pretax income (loss):
Homebuilding	$(330,383)	$(991,749)	$(1,494,606)
Financial services	19,199	23,818	33,836

Loss from continuing operations before income taxes	(311,184)	(967,931)	(1,460,770)
Income tax benefit (expense)	209,400	(8,200)	46,000

Loss from continuing operations	(101,784)	(976,131)	(1,414,770)
Income from discontinued operations, net of income taxes	—	—	47,252
Gain on sale of discontinued operations, net of income taxes	—	—	438,104

Net loss	$(101,784)	$(976,131)	$(929,414)

Basic and diluted earnings (loss) per share:
Continuing operations	$(1.33)	$(12.59)	$(18.33)
Discontinued operations	—	—	6.29

Basic and diluted loss per share	$(1.33)	$(12.59)	$(12.04)

During the year ended November 30, 2009, operating conditions in the homebuilding industry remained challenging, reflecting the housing market’s prolonged and severe downturn since 2006 and the weak U.S. economy. Among the negative conditions impacting the homebuilding industry was a persistent oversupply of homes available for sale (including an increasing number of lender-owned homes acquired through foreclosures and short sales), which pushed down home selling prices and intensified competition. Housing markets were also negatively impacted by rising unemployment, tightened mortgage lending standards and weak consumer confidence, all of which depressed demand for housing. These negative factors were offset to varying degrees in some markets by continued improvement in housing affordability, stemming from lower selling prices, relatively low mortgage interest rates and government homebuyer tax credit incentives.

Although we delivered fewer homes and generated lower revenues in 2009 compared to 2008, we succeeded in reducing our pretax loss by 68% and generated higher net orders on a year-over-year basis. We believe the improvements in our pretax loss and net orders are largely the result of strategies we have put into action over the past several quarters to achieve three primary goals: generate cash and maintain a strong balance sheet; restore the profitability of our homebuilding operations; and position our business to capitalize on a housing market recovery when it occurs. To advance these goals during 2009, we pursued various initiatives to enhance our operational productivity and rolled out nationwide redesigned and value-engineered products. This included our The Open Series product line, which is tailored to meet the affordability needs of our core first-time, first move-up and active adult homebuyers. Largely through these initiatives, we improved our housing gross margins and reduced our pretax losses in each quarter of 2009, as measured against the corresponding prior year periods, even though our average selling prices decreased in each period.

Our total revenues of $1.82 billion for the year ended November 30, 2009 decreased 40% from $3.03 billion in 2008, which had decreased 53% from $6.42 billion in 2007. Revenues declined in 2009 and 2008 primarily due to decreases in our housing revenues, reflecting fewer homes delivered and lower average selling prices. The decreases in homes delivered in 2009 and 2008 were mainly due to our strategic reduction in the number of active communities we operated each year to align our business operations with the significantly reduced home sales activity we have experienced relative to the peak levels of a few years ago. “Active communities” are those that deliver five or more homes in a particular reporting period. Average selling prices declined in 2009 and 2008 due to the challenging housing market conditions and the resulting intense competition. In 2009, the lower average selling price was also due to our rollout of new product, including The Open Series, at lower price points compared to our previous product.

Included in our total revenues were financial services revenues of $8.4 million in 2009, $10.8 million in 2008 and $15.9 million in 2007. Financial services revenues decreased in both 2009 and 2008 mainly due to our delivering fewer homes.

We generated a net loss of $101.8 million, or $1.33 per diluted share, in 2009, largely due to pretax, noncash charges of $206.7 million for inventory and joint venture impairments and the abandonment of land option contracts we no longer planned to pursue. These charges reflected the continued weakness in housing market conditions, which depressed asset values. The majority of these charges were associated with our West Coast and Southeast reporting segments. The net loss in 2009 also included an income tax benefit of $209.4 million, which was primarily associated with federal tax legislation enacted in the fourth quarter of 2009. The new legislation extended the permitted carryback period for offsetting certain NOLs against earnings to up to five years, which allowed us to carry back and offset our 2009 NOL against earnings from 2005 and 2004. As a result, we expect to receive a federal tax refund of $190.7 million in the first quarter of 2010.

Reflecting reduced inventory impairment and land option contract abandonment charges and the favorable impact of our strategies to reduce direct construction costs and increase operational efficiencies, our housing gross margin in 2009 increased to positive 6.5% from negative 7.1% in 2008 and negative 5.7% in 2007. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, increased to 15.5% in 2009, compared to 10.6% in 2008 and 13.3% in 2007.

In 2008, we incurred a net loss of $976.1 million, or $12.59 per diluted share, largely due to pretax, noncash charges of $748.6 million for inventory and joint venture impairments and the abandonment of land option contracts, and $68.0 million for goodwill impairments. The bulk of the inventory-related charges were associated with our West Coast, Southwest and Southeast reporting segments. The goodwill impairment charges in 2008 related to our Central and Southeast reporting segments, and resulted in our having no remaining goodwill at November 30, 2008. The net loss in 2008 also reflected a $355.9 million valuation allowance charge taken against net deferred tax assets to fully provide for the tax benefits generated from our pretax loss for the year in accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”). In 2007, our continuing operations generated an after-tax loss of $1.41 billion, or $18.33 per diluted share, due to pretax, noncash charges of $1.41 billion for inventory and joint venture impairments and the abandonment of land option contracts, and $107.9 million for goodwill impairments recognized during the year. The majority of the inventory-related charges in 2007 related to our West Coast and Southwest reporting segments, and the goodwill impairments related solely to our Southwest reporting segment. Our 2007 loss from continuing operations also reflected a noncash charge of $514.2 million to establish a valuation allowance for our net deferred tax assets.

Overall, we posted a net loss of $929.4 million, or $12.04 per diluted share (including the discontinued operations) in 2007. Income from our French discontinued operations, net of income taxes, totaled $485.4 million in 2007, including a $438.1 million after-tax gain on the sale of these operations.

Our backlog at November 30, 2009 was comprised of 2,126 homes, representing projected future housing revenues of $422.5 million, compared to a backlog at November 30, 2008 of 2,269 homes, representing projected future housing revenues of $521.4 million. The number of homes in backlog decreased 6% year over year primarily due to the lower inventory levels we maintained and the reduced number of active communities we operated in 2009. The potential future housing revenues in backlog declined 19% year over year, reflecting fewer homes in backlog and lower average selling prices. Net orders from our homebuilding operations increased to 8,341 in 2009 from 8,274 in 2008, largely due to a decrease in our cancellation rate. As a percentage of gross orders, our cancellation rate decreased to 25% in 2009, compared to 41% in 2008, with each of our homebuilding segments experiencing year-over-year improvement.

Consistent with our goal of generating cash and maintaining a strong balance sheet, we generated $349.9 million of cash flow from operating activities during 2009 and ended the year with $1.29 billion of cash and cash equivalents and restricted cash. Restricted cash consists of an interest reserve account established with the Credit Facility’s administrative agent (the “Interest Reserve Account”), as discussed further below under the heading “Liquidity and Capital Resources”. Our debt balance at November 30, 2009 was $1.82 billion, down $121.2 million from $1.94 billion at November 30, 2008, mainly due to the redemption of public debt during the year, partly offset by the issuance of new public debt and the addition of debt associated with previously unconsolidated joint ventures that were consolidated during 2009. We ended 2009 with no cash borrowings outstanding under our Credit Facility. Effective December 28, 2009, we voluntarily reduced the aggregate commitment of the Credit Facility from $650.0 million to $200.0 million to lower costs associated with maintaining the Credit Facility. At November 30, 2009, our ratio of debt to total capital was 72.0%, compared to 70.0% at November 30, 2008. Our ratio of net debt to total capital was 42.9% at November 30, 2009 and 45.4% as of November 30, 2008.

Our inventory balance of $1.50 billion at November 30, 2009 was 29% lower than the $2.11 billion balance at November 30, 2008. This decrease reflected our actions to reduce inventory levels and limit land purchases to improve our liquidity, as well as inventory impairment and land option contract abandonment charges incurred during 2009. We ended 2009 with a geographically diverse land portfolio comprised of approximately 37,500 lots owned or controlled, compared to approximately 47,000 lots owned or controlled at the end of 2008. We believe our strong balance sheet and streamlined land positions leave us well-positioned to capitalize on future growth opportunities as they arise.

HOMEBUILDING

We have grouped our homebuilding activities into four reportable segments, which we refer to as West Coast, Southwest, Central and Southeast. As of November 30, 2009, our reportable homebuilding segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina, South Carolina and Virginia.

The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years Ended November 30,
	2009	2008	2007

Revenues:
Housing	$1,758,157	$2,940,241	$6,211,563
Land	58,258	82,928	189,028

Total	1,816,415	3,023,169	6,400,591

Costs and expenses:
Construction and land costs
Housing	(1,643,757)	(3,149,083)	(6,563,082)
Land	(106,154)	(165,732)	(263,297)

Total	(1,749,911)	(3,314,815)	(6,826,379)
Selling, general and administrative expenses	(303,024)	(501,027)	(824,621)
Goodwill impairment	—	(67,970)	(107,926)

Total	(2,052,935)	(3,883,812)	(7,758,926)

Operating loss	$(236,520)	$(860,643)	$(1,358,335)

Homes delivered	8,488	12,438	23,743

Average selling price	$207,100	$236,400	$261,600

Housing gross margin	6.5%	(7.1)%	(5.7)%

Selling, general and administrative expenses as a percentage of housing revenues	17.2%	17.0%	13.3%

Operating loss as a percentage of homebuilding revenues	(13.0)%	(28.5)%	(21.2)%

Revenues.  Homebuilding revenues totaled $1.82 billion in 2009, decreasing 40% from $3.02 billion in 2008, which had decreased 53% from $6.40 billion in 2007. The year-over-year decreases in both 2009 and 2008 primarily reflected declines in housing revenues as a result of fewer homes delivered and lower average selling prices.

Housing revenues decreased to $1.76 billion in 2009 from $2.94 billion in 2008 and $6.21 billion in 2007. In 2009, housing revenues fell 40% from the previous year due to a 32% decrease in homes delivered and a 12% decline in the average selling price. In 2008, housing revenues fell 53% from 2007 due to a 48% decrease in homes delivered and a 10% decline in the average selling price.

We delivered 8,488 homes in 2009, down from 12,438 homes in 2008, largely due to a 38% year-over-year reduction in the number of active communities we operated. Over the past several quarters, we have strategically reduced the number of active communities we operate to align our business with the significantly reduced home sales activity we have experienced relative to the peak levels of a few years ago. Each of our reporting segments delivered fewer homes in 2009 compared to 2008, with decreases ranging from 17% to 50%.

In 2008, we delivered 12,438 homes, down from 23,743 homes delivered in 2007, with year-over-year decreases in each of our reporting segments. The lower delivery volume in 2008 compared to 2007 was mainly due to a 38% reduction in the number of active communities we operated and lower demand for new homes.

The average selling price of our homes decreased to $207,100 in 2009 from $236,400 in 2008, reflecting lower average selling prices in each of our geographic segments. Year-over-year, average selling prices declined 11% in our West Coast segment, 25% in our Southwest segment, 11% in our Central segment and 16% in our Southeast segment. Selling price declines, which varied depending on local market circumstances, occurred because of difficult economic and job market conditions, intense competition from homebuilders and sellers of existing homes (including lender-owned homes acquired through foreclosures and short sales), and our rollout of new product at price points lower than those of our previous product to meet consumer demand for more affordable homes.

Our 2008 average new home selling price decreased 10% from $261,600 in 2007. Year-over-year, average selling prices declined 18% in our West Coast segment, 11% in our Southwest segment and 12% in our Southeast segment due to the same pressures described above with respect to 2009 price decreases. The average selling price in our Central segment increased 4% in 2008 from 2007, reflecting changes in product mix.

Land sale revenues totaled $58.3 million in 2009, $82.9 million in 2008 and $189.0 million in 2007. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership positions in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve, and prevailing market conditions. Land sale revenues were more significant in 2007 compared to 2008 and 2009 because we sold a higher volume of land that year, rather than hold it for future development, as the housing market downturn intensified and the land no longer fit our marketing strategy or met our investment standards.

Operating Loss.  Our homebuilding operations generated operating losses of $236.5 million in 2009, $860.6 million in 2008 and $1.36 billion in 2007 due to losses from both housing operations and land sales. Our homebuilding operating loss as a percentage of homebuilding revenues was negative 13.0% in 2009, negative 28.5% in 2008 and negative 21.2% in 2007. The loss decreased on a percentage basis in 2009 mainly due to the increase in our housing gross margin. In 2008, the loss increased on a percentage basis due to a decrease in our housing gross margin and an increase in our selling, general and administrative expenses as a percentage of housing revenues.

Within our housing operations, the 2009 operating loss was primarily due to pretax, noncash charges of $157.6 million for inventory impairments and land option contract abandonments. The 2008 operating loss was largely due to pretax, noncash charges of $520.5 million for inventory impairments and land option contract abandonments and $68.0 million for goodwill impairments, as well as lower margins stemming from fiercely competitive market conditions and higher overhead costs relative to the volume of homes delivered. Inventory impairment charges in 2009 and 2008 were incurred as a result of persistent increases in housing supply and decreases in demand, both of which reduced achievable sales prices and, in turn, asset values. In 2007, the operating loss within housing operations was driven by pretax, noncash charges of $1.18 billion for inventory impairments and land option contract abandonments and $107.9 million for goodwill impairments. The inventory-related charges in 2007 resulted from declining market conditions, which depressed new home values and sales rates in certain housing markets across the country. In 2009, 2008 and 2007, poor market conditions also depressed land values and led us to terminate our land option contracts on several projects that no longer met our investment standards.

Our housing gross margin improved to positive 6.5% in 2009 from negative 7.1% in 2008. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, was 15.5% in 2009 and 10.6% in 2008. The year-over-year improvement in our housing gross margin reflects the impact of our delivering more of our value-engineered, affordable new product, such as The Open Series, reducing direct construction costs and increasing operating efficiencies, consistent with the principles of our KBnxt operational business model. Our margins were also favorably impacted by inventory-related charges incurred in prior periods.

In 2008, the homebuilding operating loss was $860.6 million compared to $1.36 billion in 2007. The operating loss in 2008 represented negative 28.5% of homebuilding revenues. In 2007, the operating loss as a percentage of homebuilding revenues was negative 21.2%. The 2008 operating loss resulted from a decrease in our housing gross margin, which fell to negative 7.1% from negative 5.7% in 2007. Our housing gross margin in 2008 was adversely impacted by pretax, noncash charges for inventory impairments and land option contract abandonments, lower average selling prices and our implementation of targeted price reductions and sales incentives in response to competitive conditions or to facilitate strategic exits from certain projects or products. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, would have been 10.6% in 2008 and 13.3% in 2007.

In 2009, our land sales generated losses of $47.9 million, including impairment charges of $10.5 million relating to future land sales. Our land sales generated losses of $82.8 million in 2008 and $74.3 million in 2007, including impairment charges relating to future land sales of $86.2 million in 2008 and $74.8 million in 2007.

We evaluate our land and housing inventory for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”), whenever indicators of potential impairment exist. Based on our evaluations, we recognized pretax, noncash charges for inventory impairments of $120.8 million in 2009, $565.9 million in 2008 and $1.11 billion in 2007.

The inventory impairment charges in all three years reflected declining asset values due to difficult economic and housing market conditions. Further deterioration in housing market supply and demand factors, whether due to rising foreclosures, heightened competition, poor economic or employment conditions, tightened mortgage lending standards or restricted credit availability, may lead to additional impairment charges or cause us to reevaluate our strategy concerning certain assets that could result in future charges associated with land sales or the abandonment of land option contracts.

When we decide not to exercise certain land option contracts due to market conditions and/or changes in our market strategy, we write off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. We recognized abandonment charges associated with land option contracts of $47.3 million in 2009, $40.9 million in 2008 and $144.0 million in 2007. Inventory impairment and land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.

Selling, general and administrative expenses totaled $303.0 million in 2009, down from $501.0 million in 2008, which had decreased from $824.6 million in 2007. The year-over-year decrease in each period was driven by actions we have taken to streamline our organizational structure by consolidating certain homebuilding operations, strategically exiting or winding down activity in certain markets, and reducing our workforce to adjust the size of our operations to the significantly reduced home sales activity we have experienced during the present housing market downturn. Most of the cost reductions in 2009 were related to lower salary and other payroll-related expenses stemming from a 24% decrease in our personnel count from 2008. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses increased slightly to 17.2% in 2009 from 17.0% in 2008, which had increased from 13.3% in 2007. The percentages increased in 2009 and 2008 because our expense reductions have been outpaced by the significant year-over-year declines in our housing revenues and the costs incurred to implement these reductions.

Goodwill Impairment.  We recorded goodwill in connection with various acquisitions in prior years. Goodwill represented the excess of the purchase price over the fair value of net assets acquired. We tested goodwill for potential impairment annually as of November 30 and between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During 2008 and 2007, we determined that it was necessary to evaluate goodwill for impairment between annual tests due to deteriorating conditions in certain housing markets and the significant inventory impairments we identified and recognized in those years.

Based on the results of our impairment evaluation performed in the second quarter of 2008, we recorded an impairment charge of $24.6 million in that quarter related to our Central reporting segment, where we determined all of the goodwill previously recorded was impaired. The annual goodwill impairment test we performed as of November 30, 2008 resulted in an impairment charge of $43.4 million in the fourth quarter of 2008 related to our Southeast reporting segment, where we determined all of the goodwill previously recorded was impaired. Based on the results of our impairment evaluation performed in the third quarter of 2007, we recorded an impairment charge of $107.9 million in that quarter related to our Southwest reporting segment, where we determined all of the goodwill previously recorded was impaired. The annual goodwill impairment test we performed as of November 30, 2007 indicated no additional impairment. The goodwill impairment charges in 2008 and 2007 were recorded at our corporate level because all goodwill was carried at that level. As a result of those impairment charges, we had no remaining goodwill at November 30, 2008 or November 30, 2009.

Interest Income.  Interest income, which is generated from short-term investments and mortgages receivable, totaled $7.5 million in 2009, $34.6 million in 2008 and $28.6 million in 2007. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates. Mortgages receivable are primarily related to land sales. The year-over-year decrease in interest income in 2009 compared to 2008 reflected a decrease in the average balance of cash and cash equivalents we maintained and lower interest rates.

Loss on Early Redemption/Interest Expense, Net of Amounts Capitalized.  In 2009, our loss on early redemption of debt totaled $1.0 million. This amount represented a $3.7 million loss associated with our early redemption, in August, of $250.0 million in aggregate principal amount of our $350.0 million of 6 3/8% senior notes due 2011 (the “$350 Million Senior Notes”), partly offset by a gain of $2.7 million associated with our early extinguishment of mortgages and land contracts due to land sellers and other loans. In 2008, our loss on early redemption of debt of $10.4 million was comprised of $7.1 million associated with our redemption of $300.0 million of our 7 3/4% senior subordinated notes due 2010 (the “$300 Million Senior Subordinated Notes”) and $3.3 million associated with an amendment of the Credit Facility, which reduced our aggregate commitment under the Credit Facility. In 2007, our loss on early redemption of debt of $13.0 million was associated with the redemption of $250.0 million of our 9 1/2% senior subordinated notes due in 2011 (the “$250 Million Senior Subordinated Notes”), and the repayment of an unsecured $400.0 million term loan due 2011 (the “$400 Million Term Loan”).

Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $50.8 million in 2009 and $2.6 million in 2008. In 2007, all of our interest was capitalized and, consequently, we had no interest expense, net of amounts capitalized. The percentage of interest capitalized was 57% in 2009 and 98% in 2008. These percentages decreased from the corresponding year-earlier periods because, beginning in the fourth quarter of 2008, the amount of inventory qualifying for interest capitalization was below our debt level, reflecting the inventory reduction strategy we have implemented over the past several quarters, and our suspending land development in certain communities. Gross interest incurred during 2009 decreased by $36.8 million to $119.6 million, from $156.4 million in 2008 due to our overall lower debt levels in 2009. Gross interest incurred during 2008 decreased by $43.2 million from $199.6 million incurred in 2007, reflecting comparatively lower debt levels in 2008.

Equity in Loss of Unconsolidated Joint Ventures.  Our unconsolidated joint ventures operate in various markets, typically where our consolidated homebuilding operations are located. These unconsolidated joint ventures posted combined revenues of $60.8 million in 2009, $112.8 million in 2008 and $662.7 million in 2007. The year-over-year decrease in unconsolidated joint venture revenues in 2009 was primarily due to a decline in the number of unconsolidated joint ventures that delivered homes. The year-over-year decrease in unconsolidated joint venture revenues in 2008 primarily reflected fewer land sales by the unconsolidated joint ventures than in 2007. Activities performed by our unconsolidated joint ventures generally include buying, developing and selling land, and, in some cases, constructing and delivering homes. Our unconsolidated joint ventures delivered 141 homes in 2009, 262 homes in 2008 and 127 homes in 2007. Our unconsolidated joint ventures generated combined losses of $102.9 million in 2009, $383.6 million in 2008 and $51.6 million in 2007. Our equity in loss of unconsolidated joint ventures of $49.6 million in 2009 included charges of

$38.5 million to recognize the impairment of certain unconsolidated joint ventures primarily in our West Coast, Southwest and Southeast reporting segments. In 2008 and 2007, our equity in loss of unconsolidated joint ventures of $152.8 million and $151.9, respectively, included similar charges of $141.9 million and $156.4 million, respectively, also mainly related to our West Coast, Southwest and Southeast reporting segments.

Non-GAAP Financial Measures

This report contains information about our housing gross margin, excluding inventory impairment and land option contract abandonment charges, and our ratio of net debt to total capital, both of which are not calculated in accordance with generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because the housing gross margin, excluding inventory impairment and land option contract abandonment charges, and the ratio of net debt to total capital are not calculated in accordance with GAAP, these measures may not be completely comparable to other companies in the homebuilding industry and thus, should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP measures in order to provide a greater understanding of the factors and trends affecting our operations.

Housing Gross Margin, Excluding Inventory Impairment and Land Option Contract Abandonment Charges.  The following table reconciles our housing gross margin to our housing gross margin, excluding inventory impairment and land option contract abandonment charges (dollars in thousands):

	Years Ended November 30,
	2009	2008	2007

Housing revenues	$1,758,157	$2,940,241	$6,211,563
Housing construction and land costs	(1,643,757)	(3,149,083)	(6,563,082)

Housing gross margin	114,400	(208,842)	(351,519)
Add: Inventory impairment and land option contract abandonment charges	157,641	520,543	1,179,214

Housing gross margin, excluding inventory impairment and land option contract abandonment charges	$272,041	$311,701	$827,695

Housing gross margin as a percentage of housing revenues	6.5%	(7.1)%	(5.7)%
Housing gross margin, excluding inventory impairment and land option contract abandonment charges, as a percentage of housing revenues	15.5%	10.6%	13.3%

Housing gross margin, excluding inventory impairment and land option contract abandonment charges, is a non-GAAP financial measure, which we define as housing revenues less construction and land costs before pretax, noncash inventory impairment and land option contract abandonment charges associated with housing operations recorded during the period. The most directly comparable GAAP measure is housing gross margin. We believe housing gross margin, excluding inventory impairment and land option contract abandonment charges, is a relevant and useful measure to investors in evaluating our performance as it measures the gross profit we generated specifically on the homes delivered during a given period and enhances the comparability of housing gross margins between periods. This measure assists us in making strategic decisions regarding product mix, product pricing and construction pace. We also believe investors find housing gross margin, excluding inventory impairment and land option contract abandonment charges, relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of charges for inventory impairments or land option contract abandonments.

Ratio of Net Debt to Total Capital.  The following table reconciles our ratio of debt to total capital to our ratio of net debt to total capital (dollars in thousands):

	November 30,
	2009	2008

Mortgages and notes payable	$1,820,370	$1,941,537
Stockholders’ equity	707,224	830,605

Total capital	$2,527,594	$2,772,142

Ratio of debt to capital	72.0%	70.0%

Mortgages and notes payable	$1,820,370	$1,941,537
Less: Cash and cash equivalents and restricted cash	(1,289,007)	(1,250,803)

Net debt	531,363	690,734
Stockholders’ equity	707,224	830,605

Total capital	$1,238,587	$1,521,339

Ratio of net debt to total capital	42.9%	45.4%

The ratio of net debt to total capital is a non-GAAP financial measure, which we calculate by dividing mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, by total capital (mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, plus stockholders’ equity). The most directly comparable GAAP measure is the ratio of debt to capital. We believe the ratio of net debt to total capital is a relevant and useful measure to investors in understanding the leverage employed in our operations and as an indicator of our ability to obtain external financing.

HOMEBUILDING SEGMENTS

The following table presents financial information related to our homebuilding reporting segments for the years indicated (in thousands):

	Years Ended November 30,
	2009	2008	2007

West Coast:
Revenues	$812,207	$1,055,021	$2,203,303
Construction and land costs	(792,182)	(1,202,054)	(2,635,415)
Selling, general and administrative expenses	(79,659)	(120,446)	(213,133)

Operating loss	(59,634)	(267,479)	(645,245)
Other, net	(28,808)	(30,568)	(20,600)

Pretax loss	$(88,442)	$(298,047)	$(665,845)

Southwest:
Revenues	$218,096	$618,014	$1,349,570
Construction and land costs	(210,268)	(722,643)	(1,492,933)
Selling, general and administrative expenses	(35,485)	(69,865)	(124,462)

Operating loss	(27,657)	(174,494)	(267,825)
Other, net	(20,915)	(37,700)	(19,514)

Pretax loss	$(48,572)	$(212,194)	$(287,339)

	Years Ended November 30,
	2009	2008	2007

Central:
Revenues	$434,400	$594,317	$1,077,304
Construction and land costs	(391,274)	(570,512)	(970,912)
Selling, general and administrative expenses	(62,645)	(96,306)	(163,689)

Operating loss	(19,519)	(72,501)	(57,297)
Other, net	(9,863)	(10,288)	(6,913)

Pretax loss	$(29,382)	$(82,789)	$(64,210)

Southeast:
Revenues	$351,712	$755,817	$1,770,414
Construction and land costs	(346,728)	(808,354)	(1,718,548)
Selling, general and administrative expenses	(40,092)	(125,798)	(213,536)

Operating loss	(35,108)	(178,335)	(161,670)
Other, net	(43,306)	(80,233)	(68,750)

Pretax loss	$(78,414)	$(258,568)	$(230,420)

The following table presents information concerning our housing revenues, homes delivered and average selling price by homebuilding reporting segment:

		Percentage		Percentage
		of		of
		Total		Total	Average
	Housing	Housing	Homes	Homes	Selling
Years Ended November 30,	Revenues	Revenues	Delivered	Delivered	Price
	(in thousands)

2009
West Coast	$772,886	44%	2,453	29%	$315,100
Southwest	206,747	12	1,202	14	172,000
Central	430,799	24	2,771	33	155,500
Southeast	347,725	20	2,062	24	168,600

Total	$1,758,157	100%	8,488	100%	$207,100

2008
West Coast	$1,054,256	36%	2,972	24%	$354,700
Southwest	548,544	19	2,393	19	229,200
Central	585,826	20	3,348	27	175,000
Southeast	751,615	25	3,725	30	201,800

Total	$2,940,241	100%	12,438	100%	$236,400

2007
West Coast	$2,149,547	35%	4,957	21%	$433,600
Southwest	1,254,932	20	4,855	20	258,500
Central	1,058,985	17	6,310	27	167,800
Southeast	1,748,099	28	7,621	32	229,400

Total	$6,211,563	100%	23,743	100%	$261,600

West Coast — Our West Coast segment generated total revenues of $812.2 million in 2009, down 23% from $1.06 billion in 2008 due to lower housing and land sale revenues. Housing revenues decreased to $772.9 million in 2009 from $1.05 billion in 2008 due to a 17% decrease in homes delivered and an 11% decline in the average selling price. We delivered 2,453 homes in 2009, down from 2,972 in 2008, primarily due to a 26% reduction in the number of active communities we operated. The average selling price decreased to $315,100 in 2009 from $354,700 in 2008, due to downward pricing pressures resulting from intense competition and our rollout of new product at lower price points compared to those of our previous product. Land sale revenues totaled $39.3 million in 2009 and $.8 million in 2008.

This segment generated pretax losses of $88.4 million in 2009 and $298.0 million in 2008. The pretax loss decreased in 2009 compared to 2008, largely due to a reduction in total charges for inventory impairments and land option contract abandonments. These charges decreased to $77.6 million in 2009 from $246.5 million in 2008, and, as a percentage of total revenues were 10% in 2009 and 23% in 2008. The gross margin improved to positive 2.5% in 2009 from negative 13.9% in 2008 due to lower inventory impairment and land option contract abandonment charges, reduced direct construction costs, and improved operating efficiencies. Selling, general and administrative expenses decreased by $40.7 million, or 34%, to $79.7 million in 2009 from $120.4 million in 2008 as a result of operational consolidations, workforce reductions and other cost-saving initiatives. Other, net expenses included unconsolidated joint venture impairments of $7.2 million in 2009 and $43.1 million in 2008.

In 2008, revenues from this segment decreased 52% to $1.06 billion from $2.20 billion in 2007 due to lower housing and land sale revenues. Housing revenues decreased to $1.05 billion in 2008 from $2.15 billion in 2007 due to a 40% decrease in homes delivered and an 18% decrease in the average selling price. We delivered 2,972 homes at an average selling price of $354,700 in 2008 and 4,957 homes at an average selling price of $433,600 in 2007. The year-over-year decrease in the number of homes delivered was largely due to a 34% decrease in the number of active communities we operated in the segment. The lower average selling price in 2008 resulted from the same downward pricing pressures described above for 2009. Revenues from land sales totaled $.8 million in 2008 and $53.8 million in 2007.

This segment posted pretax losses of $298.0 million in 2008 and $665.8 million in 2007. Pretax results improved in 2008 compared to 2007 due to lower inventory impairment and land option contract abandonment charges and lower selling, general and administrative expenses. Inventory impairment and land option contract abandonment charges totaled $246.5 million in 2008 and $659.4 million in 2007. As a percentage of revenues, these charges were 23% in 2008 and 30% in 2007. The gross margin was negative 13.9% in 2008 compared to negative 19.6% in 2007, reflecting a decrease in inventory-related charges as a percentage of revenues, partly offset by lower average selling prices and greater use of targeted sales price reductions and incentives. Selling, general and administrative expenses decreased by $92.7 million, or 43%, to $120.4 million in 2008 from $213.1 million in 2007 due to our actions to align overhead with the reduced volume of homes delivered and our future sales expectations. Included in other, net expenses were unconsolidated joint venture impairments of $43.1 million in 2008 and $57.0 million in 2007.

Southwest — Total revenues from our Southwest segment decreased 65% to $218.1 million in 2009 from $618.0 million in 2008, mainly due to lower housing revenues. Housing revenues declined 62% to $206.7 million in 2009 from $548.5 million in 2008 due to a 50% decrease in the number of homes delivered and a 25% decrease in the average selling price. We delivered 1,202 homes at an average selling price of $172,000 in 2009, and 2,393 homes at an average selling price of $229,200 in 2008. The year-over-year decrease in the number of homes delivered was largely due to a 47% decrease in the number of active communities we operated. The lower average selling price in 2009 reflected intense pricing pressure stemming from an oversupply of new and resale homes in the segment’s served markets, rising foreclosures and lower demand, as well as our rollout of new product at lower price points compared to those of our previous product. Revenues from land sales totaled $11.4 million in 2009 compared to $69.5 million in 2008.

Pretax losses from this segment totaled $48.6 million in 2009 and $212.2 million in 2008. The 2009 pretax loss decreased from the prior year, principally due to lower charges for inventory impairments and land option contract abandonments. These charges decreased to $28.8 million in 2009 from $160.8 million in 2008, and represented 13% of total revenues in 2009 compared to 26% in 2008. The gross margin improved to positive 3.6% in 2009 from negative 16.9% in 2008, mainly due to reduced inventory impairment charges. Selling, general and administrative expenses decreased by $34.4 million, or 49%, to $35.5 million in 2009 from $69.9 million in 2008, due primarily to overhead reductions and other cost-saving initiatives. Included in other, net expenses were unconsolidated joint venture impairments of $5.4 million in 2009 and $30.4 million in 2008.

In 2008, total revenues from this segment declined 54% to $618.0 million from $1.35 billion in 2007, reflecting decreases in housing and land sale revenues. Housing revenues fell 56% to $548.5 million in 2008 from $1.25 billion in 2007 due to a 51% decrease in the number of homes delivered and an 11% decrease in the average selling price. We delivered 2,393 homes in this segment in 2008 compared with 4,855 homes in 2007, largely due to a 32% reduction in the number of active communities we operated. Our average selling price of $229,200 in 2008 decreased from $258,500 in 2007, reflecting the same downward pricing pressures described above for 2009. Revenues from land sales totaled $69.5 million in 2008 compared to $94.6 million in 2007.

This segment posted pretax losses of $212.2 million in 2008 and $287.3 million in 2007. The decrease in the pretax loss in 2008 reflected a decrease in inventory-related charges and lower selling, general and administrative expenses. Inventory impairment and land option contract abandonment charges totaled $160.8 million in 2008 compared with $354.4 million in 2007. These charges represented 26% of revenues in both 2008 and 2007. The gross margin was negative 16.9% in 2008 compared to negative 10.6% in 2007 primarily due to the decline in average selling prices. Selling, general and administrative expenses decreased by $54.6 million, or 44%, to $69.9 million in 2008 from $124.5 million in 2007, largely as a result of cost reduction initiatives. Included in other, net expenses were unconsolidated joint venture impairments of $30.4 million in 2008 and $31.0 million in 2007.

Central — Total revenues from our Central segment decreased 27% to $434.4 million in 2009 from $594.3 million in 2008, due to lower housing and land sale revenues. Housing revenues declined 26% to $430.8 million in 2009 from $585.8 million in 2008, mainly due to a 17% decrease in homes delivered and an 11% decline in the average selling price. Homes delivered decreased to 2,771 in 2009 from 3,348 homes in 2008, partly due to a 30% year-over-year reduction in the number of active communities we operated. The average selling price declined to $155,500 in 2009 from $175,000 in 2008, reflecting downward pricing pressure due to highly competitive conditions, and our rollout of lower-priced product. Land sale revenues totaled $3.6 million in 2009 and $8.5 million in 2008.

Pretax losses from this segment totaled $29.4 million in 2009 and $82.8 million in 2008. The loss decreased in 2009 compared to 2008 largely due to lower inventory impairment charges. These charges decreased to $23.9 million in 2009 compared to $51.5 million in 2008. As a percentage of total revenues, inventory impairment charges were 5% in 2009 and 9% in 2008. The gross margin improved to 9.9% in 2009 from 4.0% in 2008, mainly due to lower inventory impairment charges and lower direct construction costs. Selling, general and administrative expenses decreased by $33.7 million, or 35%, to $62.6 million in 2009 from $96.3 million in 2008, as a result of the steps we have taken to align our overhead costs with the reduced level of housing activity. Other, net expenses included no unconsolidated joint venture impairment charges in 2009 and $2.6 million of such charges in 2008.

In 2008, this segment generated total revenues of $594.3 million, down 45% from $1.08 billion in 2007, reflecting lower revenues from housing and land sales. Housing revenues decreased 45% to $585.8 million in 2008 from $1.06 billion in 2007, due to a 47% decrease in the number of homes we delivered, partly offset by a 4% increase in our average selling price. In 2008, we delivered 3,348 homes at an average price of $175,000 compared to 6,310 homes delivered at an average price of $167,800 in 2007. The decrease in homes delivered reflected a 38% reduction in the number of active communities we operated. The increase in the average selling price was due to a change in product mix. Land sale revenues totaled $8.5 million in 2008 and $18.3 million in 2007.

This segment posted pretax losses of $82.8 million in 2008 and $64.2 million in 2007. The loss increased in 2008 principally due to higher inventory-related charges driven by deteriorating market conditions. These charges totaled $51.5 million in 2008 compared to $34.4 million in 2007. As a percentage of revenues, inventory impairments and land option contract abandonment charges were 9% in 2008 and 3% in 2007. The gross margin decreased to 4.0% in 2008 from 9.9% in 2007 primarily as a result of an increase in inventory-related charges as a percentage of revenues, partly offset by a higher average selling price. Selling, general and administrative expenses decreased by $67.4 million, or 41%, to $96.3 million in 2008 from $163.7 million in 2007, reflecting our efforts to calibrate our operations with reduced housing market activity. Included in other, net expenses were unconsolidated joint venture impairments of $2.6 million in 2008 and $4.5 million in 2007.

Southeast — Our Southeast segment generated total revenues of $351.7 million in 2009, down 53% from $755.8 million in 2008, primarily due to a decrease in housing revenues. In 2009, housing revenues declined 54% to $347.7 million from $751.6 million in 2008 as a result of a 45% decrease in homes delivered and a 16% decline in the average selling price. We delivered 2,062 homes in 2009 compared to 3,725 homes in 2008, reflecting a 48% reduction in the number of active communities we operated. The average selling price fell to $168,600 in 2009 from $201,800 in 2008, due to downward pricing pressure from highly competitive conditions and our rollout of new product at lower price points compared to those of our previous product. Revenues from land sales totaled $4.0 million in 2009 and $4.2 million in 2008.

This segment posted pretax losses of $78.4 million in 2009 and $258.6 million in 2008. The year-over-year decrease in the pretax loss primarily reflected the lower total charges for inventory impairments and land option contract abandonments, which decreased to $37.8 million in 2009 from $148.0 million in 2008. As a percentage of total revenues, inventory impairments and land option contract abandonment charges were 11% in 2009 and 20% in 2008. The gross margin improved to positive 1.4% in 2009 from negative 7.0% in 2008, mainly due to the lower level of inventory impairment and land option contract abandonment charges. Selling, general and administrative expenses decreased by $85.7 million, or 68%, to $40.1 million in 2009 from $125.8 million in 2008 as a result of our actions to reduce overhead to align with reduced home sales activity. Included in other, net expenses were unconsolidated joint venture impairments of $25.9 million in 2009 and $65.7 million in 2008.

In 2008, our Southeast segment generated total revenues of $755.8 million, down from $1.77 billion in 2007 due to lower housing and land sale revenues. Housing revenues decreased 57% to $751.6 million in 2008 from $1.75 billion in 2007 as a result of a 51% decrease in homes delivered and a 12% decline in the average selling price. Homes delivered fell to 3,725 in 2008 from 7,621 in 2007, while the average selling price decreased to $201,800 in 2008 from $229,400 in 2007. The decrease in homes delivered was principally due to a 44% reduction in the number of active communities we operated. The lower average selling price mainly reflected highly competitive conditions and rising foreclosures as well as our introduction of new product at lower price points. Revenues from land sales totaled $4.2 million in 2008 and $22.3 million in 2007.

Our Southeast segment posted pretax losses of $258.6 million in 2008 and $230.4 million in 2007. The increased loss was principally due to a decline in the gross margin, partly offset by a decrease in selling, general and administrative expenses. The gross margin decreased to negative 7.0% in 2008 from positive 2.9% in 2007, reflecting the impact of lower average selling prices. Inventory impairment and land option contract abandonment charges totaled $148.0 million in 2008 compared to $205.8 million in 2007. As a percentage of revenues, inventory impairments and land option contract abandonment charges were 20% in 2008 and 12% in 2007. Selling, general and administrative expenses decreased by $87.7 million, or 41%, to $125.8 million in 2008 from $213.5 million in 2007, reflecting our actions to reduce costs in line with the reduced volume of homes delivered and our future sales expectations. Included in other, net expenses were unconsolidated joint venture impairments of $65.7 million in 2008 and $63.8 million in 2007.

FINANCIAL SERVICES SEGMENT

Our financial services segment provides title and insurance services to our homebuyers, and provided escrow coordination services until 2007, when we terminated that portion of our business. This segment also provides mortgage banking services to our homebuyers indirectly through KB Home Mortgage. We and a subsidiary of Bank of America, N.A. each have a 50% ownership interest in KB Home Mortgage. KB Home Mortgage is operated by our joint venture partner and is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.

The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Years Ended November 30,
	2009	2008	2007

Revenues	$8,435	$10,767	$15,935
Expenses	(3,251)	(4,489)	(4,796)
Equity in income of unconsolidated joint venture	14,015	17,540	22,697

Pretax income	$19,199	$23,818	$33,836

Total originations (a):
Loans	7,170	10,141	16,869
Principal	$1,317,904	$2,073,382	$3,934,336
Percentage of homebuyers using KB Home Mortgage	84%	80%	72%
Loans sold to third parties (a):
Loans	6,967	11,289	16,909
Principal	$1,275,688	$2,328,702	$3,969,827

(a)	Loan originations and sales occur within KB Home Mortgage.

Revenues.  In 2009, 2008 and 2007, our financial services operations generated revenues primarily from the following sources: interest income, title services, and insurance commissions. In 2007, financial services revenues also included escrow coordination fees. Financial services revenues totaled $8.4 million in 2009, $10.8 million in 2008 and $15.9 million in 2007. The year-over-year decreases in financial services revenues in 2009 and 2008 resulted primarily from lower revenues from title and insurance services, reflecting fewer homes delivered from our homebuilding operations.

Financial services revenues included a nominal amount of interest income in 2009 and $.2 million of interest income in 2008 and 2007, which was earned primarily from money market deposits. Financial services revenues also included revenues from title services and insurance commissions of $8.4 million in 2009, $10.6 million in 2008 and $15.1 million in 2007, and escrow coordination fees of $.6 million in 2007.

Expenses.  General and administrative expenses totaled $3.2 million in 2009, $4.5 million in 2008 and $4.8 million in 2007. The year-over-year decrease in general and administrative expenses in 2009 was primarily due to actions we have taken to reduce overhead to align with our lower level of revenues. The year-over-year decrease in general and administrative expenses in 2008 was primarily due to the termination of our escrow coordination business in the second quarter of 2007.

Equity in Income of Unconsolidated Joint Venture.  The equity in income of unconsolidated joint venture of $14.0 million in 2009, $17.5 million in 2008 and $22.7 million in 2007 relates to our 50% interest in the KB Home Mortgage joint venture. The year-over-year decreases in unconsolidated joint venture income in 2009 and 2008 were largely due to declines in the number of loans originated by KB Home Mortgage, reflecting the lower volume of homes we delivered, as well as a decrease in average loan size due to the generally lower average selling prices of our homes in each period. KB Home Mortgage originated 7,170 loans in 2009, 10,141 loans in 2008 and 16,869 loans in 2007. The percentage of our homebuyers using KB Home Mortgage as a loan originator was 84% in 2009, 80% in 2008 and 72% in 2007.

The equity in income of unconsolidated joint venture in 2008 was affected by KB Home Mortgage’s adoption of Topic 5DD (formerly Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings”) and the provisions as required by Accounting Standards Codification Topic No. 825, “Financial Instruments” (“ASC 825”). Topic 5DD expresses the current view of the SEC that, consistent with the guidance in Accounting Standards Codification Topic No. 860, “Transfers and Servicing” and ASC 825, the expected net future cash flows related to the associated servicing of loans should be included in the measurement of the fair value of all written loan commitments that are accounted for at fair value through earnings. ASC 825 permits entities to choose to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Under ASC 825, KB Home Mortgage elected the fair value option for residential mortgage loans held for sale that were originated subsequent to February 29, 2008. As a result of KB Home Mortgage’s adoption of Topic 5DD and ASC 825, our equity in income of unconsolidated joint venture of the financial services segment increased by $1.7 million in 2008.

INCOME TAXES

We recognized an income tax benefit of $209.4 million in 2009, an income tax expense of $8.2 million in 2008, and an income tax benefit from continuing operations of $46.0 million in 2007. These amounts represent effective tax rates of approximately 67.3% for 2009, .8% for 2008 and 3.0% for 2007. The difference in our effective tax rate for 2009 compared to 2008 resulted primarily from the recognition of a $190.7 million federal income tax benefit based on the carryback and offset of our 2009 NOL against our earnings for 2005 and 2004, and the reversal of a $16.3 million liability for unrecognized federal and state tax benefits due to the status of federal and state tax audits. The change in our effective tax rate in 2008 from 2007 was primarily due to the disallowance of tax benefits related to our 2008 loss as a result of a full valuation allowance.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code to extend the permitted carryback period for offsetting certain NOLs against earnings to up to five years. Due to this recently enacted federal tax legislation, we were able to carry back and offset our 2009 NOL against earnings we generated in 2005 and 2004. As a result, we filed an application for a federal tax refund of $190.7 million and reflected this amount as a receivable in our consolidated balance sheet as of November 30, 2009. We expect to receive the cash proceeds from the refund in the first quarter of 2010.

Since 2007, due to the prolonged housing market downturn, the asset impairment and land option contract abandonment charges we have incurred and the NOLs we have posted, we have generated substantial deferred tax assets and established a corresponding valuation allowance against certain of those deferred tax assets. In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During the first nine months of 2009, we recognized a net increase of $67.5 million in the valuation allowance. This increase reflected the net impact of an $89.9 million valuation allowance recorded during the first nine months of 2009, partly offset by a reduction of deferred tax assets due to the forfeiture of certain equity-based awards. In the fourth quarter of 2009, we recognized a decrease in the valuation allowance of $196.3 million primarily due to the benefit derived from the carryback and offset of our 2009 NOL against earnings we generated in 2005 and 2004. As a result, the net decrease in the valuation allowance for the year ended November 30, 2009 totaled $128.8 million. The decrease in the valuation allowance was reflected as a noncash income tax benefit of $130.7 million and a noncash charge of $1.9 million to accumulated other comprehensive loss. During 2008, we recorded a valuation allowance of $355.9 million against our net deferred tax assets. The valuation allowance was reflected as a noncash charge of $358.2 million to income tax expense and a noncash benefit of $2.3 million to accumulated other comprehensive loss (as a result of an adjustment made in accordance with the adoption of provisions of Accounting Standards Codification Topic No. 715, “Compensation — Retirement Benefits” (“ASC 715”)). For 2007, we recorded a valuation allowance totaling approximately $522.9 million against our net deferred tax assets. The valuation allowance was reflected as a noncash charge of $514.2 million to income tax expense and $8.7 million to accumulated other comprehensive loss. The majority of the tax benefits associated with our net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income.

Our net deferred tax assets totaled $1.1 million at both November 30, 2009 and 2008. Our deferred tax asset valuation allowance decreased to $750.0 million at November 30, 2009 from $878.8 million at November 30, 2008. The deferred tax assets for which we did not establish a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carrybacks to the 2007 and 2006 years. To the extent we generate sufficient taxable income in the future to fully utilize the tax benefits of the related deferred tax assets, we expect our effective tax rate to decrease as the valuation allowance is reversed.

The benefits of our net operating losses, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of November 30, 2009, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the net operating losses, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

DISCONTINUED OPERATIONS

Discontinued operations consist solely of our former French operations, which were sold on July 10, 2007. We sold our 49% equity interest in KBSA for total gross proceeds of $807.2 million and we recognized a pretax gain of $706.7 million ($438.1 million, net of income taxes) in the third quarter of 2007 related to the transaction. The sale was made pursuant to a share purchase agreement (the “Share Purchase Agreement”), among us, Financière Gaillon 8 SAS (the “Purchaser”), an affiliate of PAI partners, a European private equity firm, and three of our wholly owned subsidiaries: Kaufman and Broad Development Group, International Mortgage Acceptance Corporation, and Kaufman and Broad International, Inc. (collectively, the “Selling Subsidiaries”). Under the Share Purchase Agreement, the Purchaser agreed to acquire our 49% equity interest (representing 10,921,954 shares held collectively by the Selling Subsidiaries) at a price of 55.00 euros per share. The purchase price consisted of 50.17 euros per share paid by the Purchaser in cash, and a cash dividend of 4.83 euros per share paid by KBSA.

In 2007, income from discontinued operations, net of income taxes, totaled $485.4 million, or $6.29 per diluted share, including the gain realized on the sale of these operations.

LIQUIDITY AND CAPITAL RESOURCES

Overview.  Historically, we have funded our homebuilding and financial services operations with internally generated cash flows and external sources of debt and equity financing.

In light of the prolonged downturn in the housing market and in order to be well-positioned for future growth opportunities, we remain focused on generating and preserving cash. During the year ended November 30, 2009, we generated positive operating cash flows of $349.9 million and ended the year with $1.29 billion of cash and cash equivalents and restricted cash, and no cash borrowings under the Credit Facility. We also had no cash borrowings outstanding under the Credit Facility at November 30, 2008.

Capital Resources.  At November 30, 2009, we had $1.82 billion of mortgages and notes payable outstanding compared to $1.94 billion outstanding at November 30, 2008. The decrease in our debt balance was mainly due to the maturity and repayment of $200.0 million in aggregate principal amount of our 8 5/8% senior subordinated notes (the “$200 Million Senior Subordinated Notes”) on December 15, 2008 and the purchase of $250.0 million in aggregate principal amount of the $350 Million Senior Notes. The impact of these transactions on our overall debt balance was partially offset by our issuance of $265.0 million in aggregate principal amount of 9.1% senior notes due 2017 (the “$265 Million Senior Notes”) and the addition of debt associated with previously unconsolidated joint ventures that were consolidated during 2009.

On July 30, 2009, pursuant to the automatically effective universal shelf registration statement we filed with the SEC on October 17, 2008 (the “2008 Shelf Registration”), we issued the $265 Million Senior Notes, which are due on September 15, 2017, with interest payable semiannually, represent senior unsecured obligations and rank equally in right of payment with all of our existing and future senior indebtedness. The $265 Million Senior Notes may be redeemed in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at a defined rate, plus, in each case accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by certain of our subsidiaries (the “Guarantor Subsidiaries”) on a senior unsecured basis. We used substantially all of the net proceeds from the issuance of the $265 Million Senior Notes to purchase, pursuant to a simultaneous tender offer, $250.0 million in aggregate principal amount of the $350 Million Senior Notes for total consideration of $252.5 million. The two transactions effectively extended the maturity of $250.0 million of our senior debt by six years, enhancing the maturity schedule of our outstanding public debt. Our next scheduled public debt maturity is in 2011, when the remaining $100.0 million of our $350 Million Senior Notes mature. After this, there are no scheduled maturities of our outstanding public debt until 2014, when $250.0 million of our 5 3/4% senior notes (the “$250 Million Senior Notes”) become due.

In managing our investments in unconsolidated joint ventures, we expect that in some cases, we may purchase our partners’ interests and consolidate certain of the joint ventures, as occurred in 2009 and 2008. The consolidation of unconsolidated joint ventures, should any occur, could result in an increase in the amount of mortgages and notes payable on our consolidated balance sheets. As of November 30, 2009, the consolidation of debt from previously unconsolidated joint ventures did not have a material impact on our consolidated financial position. We do not believe any expected future consolidations would have a material effect on our consolidated financial position, our results of operations, our liquidity, or our ability to comply with the terms governing the Credit Facility or public debt.

Our financial leverage, as measured by the ratio of debt to total capital, was 72.0% at November 30, 2009, compared to 70.0% at November 30, 2008. The increase in our leverage primarily reflected the decrease in our stockholders’ equity as a result of losses and impairment charges incurred in 2009. Our ratio of net debt to total capital at November 30, 2009 was 42.9%, compared to 45.4% at November 30, 2008.

Under the terms of the Credit Facility, we are required, among other things, to maintain a minimum consolidated tangible net worth and certain financial statement ratios, and are subject to limitations on acquisitions, inventories and indebtedness. Specifically, the Credit Facility requires us to maintain a minimum consolidated tangible net worth of $1.00 billion, reduced by the cumulative deferred tax valuation allowances not to exceed $721.8 million (“Permissible Deferred Tax Valuation Allowances”). The minimum consolidated tangible net worth requirement is increased by the amount of the proceeds from any issuance of capital stock and 50% of our cumulative consolidated net income, before the effect of deferred tax valuation allowances, for each quarter after May 31, 2008 where we have cumulative consolidated net income. There is no decrease when we have cumulative consolidated net losses. At November 30, 2009, our applicable minimum consolidated tangible net worth requirement was $278.2 million.

The aggregate commitment under the Credit Facility, in accordance with its terms, was permanently reduced from $800.0 million to $650.0 million in the second quarter of 2009 because our consolidated tangible net worth was below $800.0 million at February 28, 2009. As of November 30, 2009, we had no cash borrowings outstanding and $175.0 million in letters of credit outstanding under the Credit Facility. Accordingly, we had $475.0 million available for future borrowings under the Credit Facility at November 30, 2009.

On December 28, 2009, we voluntarily reduced the aggregate commitment under the Credit Facility to $200.0 million to reduce costs associated with maintaining the Credit Facility.

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

If our Coverage Ratio is less than 1.00 to 1.00, we will not be in default under the Credit Facility provided that our Leverage Ratio is less than 1.00 to 1.00 and we establish with the Credit Facility’s administrative agent an Interest Reserve Account equal to the amount of interest we incurred on a consolidated basis during the most recent completed quarter, multiplied by the number of quarters remaining until the Credit Facility maturity date of November 2010, not to exceed a maximum of four. We may withdraw all amounts deposited in the Interest Reserve Account when our Coverage Ratio at the end of a fiscal quarter is greater than or equal to 1.00 to 1.00, provided that there is no default under the Credit Facility at the time the amounts are withdrawn. An Interest Reserve Account is not required when our actual Coverage Ratio is greater than or equal to 1.00 to 1.00.

The covenants under the Credit Facility represent the most restrictive covenants we have with respect to our mortgages and notes payable.

The following table presents certain key financial metrics we are required to maintain under our Credit Facility at November 30, 2009 and our actual ratios:

	November 30, 2009
	Covenant
Financial Covenant	Requirement	Actual

Minimum consolidated tangible net worth	$278.2 million	$700.9 million
Coverage Ratio	(a)	(a)
Leverage Ratio (b)	≤1.00	.39
Investment in subsidiaries and joint ventures as a percentage of Adjusted Consolidated Tangible Net Worth	<35%	11%
Borrowing base in excess of senior indebtedness (as defined)	Greater than zero	$474.7 million

(a)	Our Coverage Ratio of .77 was less than 1.00 to 1.00 as of November 30, 2009. With our Leverage Ratio as of August 31, 2009 below 1.00 to 1.00, we maintained an Interest Reserve Account through the fourth quarter of 2009 to remain in compliance with the terms of the Credit Facility. The Interest Reserve Account had a balance of $114.3 million at November 30, 2009. With our Leverage Ratio as of November 30, 2009 below 1.00 to 1.00, we will continue to maintain the Interest Reserve Account in the first quarter of 2010, but the balance is expected to decrease to $90.2 million by the end of that period, reflecting a decrease in the applicable multiplier from four to three based on the number of fiscal quarters remaining until the Credit Facility matures in November 2010.

(b)	The Leverage Ratio requirement varies based on our Coverage Ratio. If our Coverage Ratio is greater than or equal to 1.50 to 1.00, the Leverage Ratio requirement is less than 2.00 to 1.00. If our Coverage Ratio is between 1.00 and 1.50 to 1.00, the Leverage Ratio requirement is less than 1.25 to 1.00. If our Coverage Ratio is less than 1.00 to 1.00, the Leverage Ratio requirement is less than or equal to 1.00 to 1.00.

The following table presents the same financial metrics and actual ratios at November 30, 2008:

	November 30, 2008
	Covenant
Financial Covenant	Requirement	Actual

Minimum consolidated tangible net worth	$278.2 million	$827.9 million
Coverage Ratio	(a)	(a)
Leverage Ratio	≤1.00	.47
Investment in subsidiaries and joint ventures as a percentage of Adjusted Consolidated Tangible Net Worth	<35%	15%
Borrowing base in excess of senior indebtedness (as defined)	Greater than zero	$825.0 million

(a)	Our Coverage Ratio of negative .27 was less than 1.00 to 1.00 as of November 30, 2008. With our Leverage Ratio as of August 31, 2008 below 1.00 to 1.00, we established the Interest Reserve Account with a balance of $115.4 million in the fourth quarter of 2008 to remain in compliance with the terms of the Credit Facility. The Interest Reserve Account had a balance of $115.4 million at November 30, 2008.

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

As of November 30, 2009, we were in compliance with the applicable terms of all of our covenants under the Credit Facility, senior notes indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to continue to borrow funds depends in part on our ability to remain in such compliance. Our inability to do so could make it more difficult and expensive to maintain our current level of external debt financing or to obtain additional financing.

As further discussed below under the heading “Off-Balance Sheet Arrangements,” our unconsolidated joint ventures are subject to various financial and non-financial covenants in conjunction with their debt, primarily related to fair value of collateral and minimum land purchase or sale requirements within a specified period. In a few instances, the financial covenants are based on our financial position. The inability of an unconsolidated joint venture to comply with its debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, provided by us and/or our corresponding unconsolidated joint venture partner(s).

During the quarter ended February 28, 2009, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 19, 2009 to stockholders of record on February 5, 2009. During the quarter ended May 31, 2009, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on May 21, 2009 to stockholders of record on May 7, 2009. During the quarter ended August 31, 2009, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on August 20, 2009 to stockholders of record August 6, 2009. During the quarter ended November 30, 2009, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on November 19, 2009 to shareholders of record on November 5, 2009. During 2009, we have declared and paid total cash dividends of $.25 per share of common stock.

Depending on available terms, we also finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2009, we had outstanding notes payable in connection with such financing of $164.0 million, secured primarily by the underlying property, which had a carrying value of $189.9 million.

Consolidated Cash Flows.   Operating, investing and financing activities provided net cash of $36.4 million in 2009 and $539.6 million in 2007. These activities used net cash of $202.2 million in 2008.

Operating Activities.   Over the past three years, we have generated substantial net cash flows from operating activities, largely due to strategic reductions in our inventories as we took actions to align our business with reduced housing market activity and improve our liquidity. These actions have included exiting or winding down operations in certain markets, selling non-strategic land positions and remaining conservative in our land acquisition and development activities. There is no assurance that we will generate similar cash flow from operating activities in 2010. While we intend to continue to prudently manage our inventory balances, in connection with our goal of restoring our homebuilding operations to profitability, we plan to pursue land acquisitions to facilitate growth in our community count and, depending on future housing market conditions and the availability of attractive opportunities, we may use a portion of our cash balance to increase our inventory levels.

Operating activities provided net cash flows of $349.9 million in 2009 and $341.3 million in 2008. Our sources of operating cash in 2009 included a net decrease in inventories of $433.1 million (excluding inventory impairments and land option contract abandonments, $16.2 million of inventories acquired through seller financing, a decrease of $45.3 million in consolidated inventories not owned, and an increase of $97.6 million in inventories in connection with the consolidation of certain previously unconsolidated joint ventures), other operating sources of $8.3 million and various noncash items added to the net loss. The cash provided in 2009 was partly offset by a decrease in accounts payable, accrued expenses and other liabilities of $252.6 million and a net loss of $101.8 million.

In 2008, operating cash was provided by a net decrease in inventories of $545.9 million (excluding inventory impairments and land option contract abandonments, $90.0 million of inventories acquired through seller financing and a decrease of $143.1 million in consolidated inventories not owned), other operating sources of $32.6 million and various noncash items added to the net loss. Partially offsetting the cash provided in 2008 was a net loss of $976.1 million, a decrease in accounts payable, accrued expenses and other liabilities of $282.8 million and an increase in receivables of $60.6 million.

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

Investing Activities.   Investing activities used net cash of $21.3 million in 2009 and $52.5 million in 2008. In 2009, $19.9 million of cash was used for investments in unconsolidated joint ventures and $1.4 million of cash was used for net purchases of property and equipment. In 2008, $59.6 million of cash was used for investments in unconsolidated joint ventures. The cash used in 2008 was partially offset by $7.1 million provided from net sales of property and equipment.

In 2007, continuing operations provided cash of $739.8 million from the sale of our French discontinued operations, net of cash divested, and $.6 million was provided from net sales of property and equipment. Partially offsetting the cash provided in the period was $85.2 million of cash used for investments in unconsolidated joint ventures. Our French discontinued operations used net cash of $12.1 million for investing activities in 2007.

Financing Activities.   Net cash used for financing activities totaled $292.2 million in 2009 and $491.0 million in 2008. In 2009, cash was used for the repayment of $250.0 million in aggregate principal amount of the $350 Million Senior Notes and the $200 Million Senior Subordinated Notes, payments of $79.0 million on mortgages, land contracts and other loans, dividend payments of $19.1 million, payment of senior notes issuance costs of $4.3 million, and repurchases of common stock of $.6 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash in 2009 were partly offset by $259.7 million of cash provided from the issuance of the $265 Million Senior Notes, $3.1 million of cash provided from the issuance of common stock under employee stock plans and $1.1 million of cash provided from a reduction in the balance of the Interest Reserve Account (which is restricted cash).

In 2008, cash was used for the early redemption of the $300 Million Senior Subordinated Notes, to establish the Interest Reserve Account with a balance of $115.4 million as required under the terms of the Credit Facility, dividend payments of $63.0 million, net payments on short-term borrowings of $12.8 million and repurchases of common stock of $1.0 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash in 2008 were partly offset by $7.0 million provided from the issuance of common stock under our employee stock plans.

In 2007, our continuing operations used cash for the repayment of the $400 Million Term Loan, which was scheduled to mature on April 11, 2011, the early redemption of the $250 Million Senior Subordinated Notes, net payments on short-term borrowings of $114.1 million, dividend payments of $77.2 million, and repurchases of common stock of $6.9 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $12.3 million of cash provided from the issuance of common stock under our employee stock plans and $.9 million of excess tax benefit associated with the exercise of stock options. Our French discontinued operations used net cash of $306.5 million for financing activities in 2007.

Shelf Registration Statement.   On October 17, 2008, we filed the 2008 Shelf Registration with the SEC, registering debt and equity securities that we may issue from time to time in amounts to be determined. Our previously effective shelf registration filed with the SEC on November 12, 2004 (the “2004 Shelf Registration”) was subsumed within the 2008 Shelf Registration. On July 30, 2009, we issued the $265 Million Senior Notes under the 2008 Shelf Registration. We have not issued any other securities under the 2008 Shelf Registration.

Share Repurchase Program.   At November 30, 2009, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in 2009.

In the present environment, we are carefully managing our use of cash for investments internal to our business, investments to grow our business and potential additional debt reductions. Based on our current capital position, we believe we have adequate resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, consistent with our marketing strategies and investment standards, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business, both on a short- and long-term basis. Although we anticipate that our asset acquisition and development activities will remain limited in the near term until markets stabilize, we are analyzing potential asset acquisitions and will use our present financial strength to acquire assets in good, long-term markets when the prices, timing and strategic fit are compelling.

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

We and our unconsolidated joint venture partners make initial or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $921.5 million at November 30, 2009 and $1.26 billion at November 30, 2008. Our investment in unconsolidated joint ventures totaled $119.7 million at November 30, 2009 and $177.6 million at November 30, 2008. During 2009 and 2008, we reduced our investments in unconsolidated joint ventures as part of the overall management of our inventory and the strategic positioning of our business operations, resulting in our winding down, consolidating or dissolving certain unconsolidated joint ventures. In addition, in light of surrounding circumstances concerning one of our unconsolidated joint ventures, we believe it is unlikely we will purchase and develop land from the joint venture as originally intended, and, as a result, reclassified $50.6 million of a liability associated with the previously anticipated land purchase and development against the investment in this unconsolidated joint venture in 2009. We expect our investments in unconsolidated joint ventures will continue to decrease over time and are reviewing each investment to ensure it fits into our current overall strategic plans and business objectives.

The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, many of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. The unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $514.2 million at November 30, 2009 and $871.3 million at November 30, 2008. The unconsolidated joint ventures are subject to various financial and non-financial covenants in conjunction with their debt, primarily related to fair value of collateral and minimum land purchase or sale requirements within a specified period. In a few instances, the financial covenants are based on our financial position. The inability of an unconsolidated joint venture to comply with its debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, as described below.

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

At November 30, 2009, our potential responsibility under our loan-to-value maintenance guarantees totaled approximately $3.8 million, if any liability were determined to be due thereunder. This amount represents our maximum responsibility under such loan-to-value maintenance guarantees assuming the underlying collateral has no value and without regard to defenses that could be available to us against any attempted enforcement of such guarantees.

Notwithstanding our potential unconsolidated joint venture guaranty and indemnity responsibilities and resolutions we have reached in certain instances with unconsolidated joint venture lenders with respect to those potential responsibilities, at this time we do not believe, except as described below, that our existing exposure under our outstanding completion, loan-to-value and carve-out guarantees and indemnities related to unconsolidated joint venture debt is material to our consolidated financial position or results of operations.

The lenders for two of our unconsolidated joint ventures have filed lawsuits against some of the unconsolidated joint ventures’ members, and certain of those members’ parent companies, seeking to recover damages under completion guarantees, among other claims. We and the other parent companies, together with the members, are defending the lawsuits in which they have been named and are currently exploring resolutions with the lenders, but there is no assurance that the parties involved will reach satisfactory resolutions. Related to these lawsuits, an arbitration proceeding has commenced among the members (including us) of one of these unconsolidated joint ventures concerning the members’ respective obligations in regards to the unconsolidated joint venture. We have not concluded whether any potential outcome of these proceedings is likely, individually or in the aggregate, to be material to our consolidated financial position or results of operations.

In addition to the above-described guarantees and indemnities, we have also provided a several guaranty to the lenders of one of our unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. Our potential responsibility under this several guaranty fluctuates with the unconsolidated joint venture’s debt and with our and our partners’ respective land purchases from the unconsolidated joint venture. At November 30, 2009, this unconsolidated joint venture had total outstanding indebtedness of approximately $372.9 million and, if this guaranty were then enforced, our maximum potential responsibility under the guaranty would have been approximately $182.7 million, which amount does not account for any offsets or defenses that could be available to us.

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

In the ordinary course of our business, we enter into land option contracts (or similar agreements) in order to procure land for the construction of homes. The use of such land option and other contracts generally allows us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, including interest and other carrying costs, and minimizes the amount of our land inventories on our consolidated balance sheets. Under such land option contracts, we will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”), certain of our land option contracts may create a variable interest for us, with the land seller being identified as a variable interest entity (“VIE”).

In compliance with ASC 810, we analyze our land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event. As a result of our analyses, we have consolidated certain VIEs from which we are purchasing land under option contracts. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate the VIE if we are determined to be the primary beneficiary. In determining whether we are the primary beneficiary, we consider, among other things, the size of our deposit relative to the contract price, the risk of obtaining land entitlement approval, the risk associated with land development required under the land option contract, and the risk of changes in the market value of the optioned land during the contract period. The consolidation of VIEs in which we determined we were the primary beneficiary increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $21.0 million at November 30, 2009 and $15.5 million at November 30, 2008. The liabilities related to our consolidation of VIEs from which we are purchasing land under option and other contracts represent the difference between the purchase price of land not yet purchased and our cash deposits. Our cash deposits related to these land option and other contracts totaled $4.1 million at November 30, 2009 and $3.4 million at November 30, 2008. Creditors, if any, of these VIEs have no recourse against us. As of November 30, 2009, we had cash deposits totaling $.8 million associated with land option and other contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $20.5 million. As of November 30, 2009, we also had cash deposits totaling $4.7 million associated with land option and other contracts that were not VIEs, having an aggregate purchase price of $404.6 million.

We also evaluate land option contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”). As a result of our evaluations, we increased our inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $36.1 million at November 30, 2009 and $81.5 million at November 30, 2008.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents our future cash requirements under contractual obligations as of November 30, 2009 (in thousands):

	Payments due by Period
	Total	2010	2011-2012	2013-2014	Thereafter

Contractual obligations:
Long-term debt	$1,820,370	$18,474	$245,294	$249,358	$1,307,244
Interest	644,431	112,365	216,496	200,001	115,569
Operating lease obligations	40,150	11,657	17,950	9,033	1,510

Total (a)	$2,504,951	$142,496	$479,740	$458,392	$1,424,323

(a)	Total contractual obligations exclude our accrual for uncertain tax positions recorded for financial reporting purposes as of November 30, 2009 because we are unable to make a reasonable estimate of cash settlements with the respective taxing authorities for all periods presented. We anticipate potential cash settlement requirements for 2010 to range from $3.0 million to $4.0 million.

We are often required to obtain performance bonds and letters of credit in support of our obligations to various municipalities and other government agencies in connection with community improvements such as roads, sewers and water, and to certain unconsolidated joint ventures. At November 30, 2009, we had $539.7 million of performance bonds and $175.0 million of letters of credit outstanding. At November 30, 2008, we had $761.1 million of performance bonds and $211.8 million of letters of credit outstanding. In the event any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. At this time, we do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the contractual performance is completed. The expiration dates of letters of credit issued in connection with community improvements and certain unconsolidated joint ventures coincide with the expected completion dates of the related projects or obligations. If the obligations related to a project are ongoing, the relevant letters of credit are typically extended on a year-to-year basis.

CRITICAL ACCOUNTING POLICIES

Discussed below are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant judgment in their application.

Homebuilding Revenue Recognition.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, revenues from housing and other real estate sales are recognized in accordance with ASC 360 when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

Inventories and Cost of Sales.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, housing and land inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with ASC 360. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques. Due to uncertainties in the estimation process, it is possible that actual results could differ from those estimates. Our inventories typically do not consist of completed projects. However, order cancellations or strategic considerations may result in our having a relatively small amount of inventory of constructed or partially constructed unsold homes.

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

Inventory Impairments and Land Option Contract Abandonments.  As discussed in Note 6. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, each land parcel or community in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross margins on homes delivered or projected margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a land parcel or community, the identified inventory is evaluated for recoverability in accordance with ASC 360. When an indicator of potential impairment is identified, we test the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by trends and factors known to us at the time they are calculated and our expectations related to: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. These estimates, trends and expectations are specific to each land parcel or community and may vary among land parcels or communities.

A real estate asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each community and may vary among land parcels or communities.

Based on the results of our evaluations, we recognized pretax, noncash inventory impairment charges of $120.8 million in 2009 corresponding to 61 communities or land parcels with a post-impairment fair value of $129.0 million. In 2008, we recognized pretax, noncash inventory impairment charges of $565.9 million corresponding to 222 communities or land parcels with a post-impairment fair value of $1.01 billion.

As of November 30, 2009, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $603.9 million, representing 128 communities and various other land parcels. As of November 30, 2008, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $1.01 billion, representing 163 communities and various other land parcels.

Our optioned inventory is assessed to determine whether it continues to meet our internal investment standards and marketing strategy. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in marketing strategy, we write off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of our assessments, we recognized land option contract abandonment charges of $47.3 million in 2009 corresponding to 1,362 lots. In 2008, we recognized land option contract abandonment charges of $40.9 million corresponding to 2,855 lots.

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

Warranty Costs.  As discussed in Note 14. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we provide a limited warranty on all of our homes. The specific terms and conditions of warranties vary depending upon the market in which we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our expense associated with these warranties totaled $15.1 million in 2009, $25.3 million in 2008 and $60.6 million in 2007.

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

Insurance.  As discussed in Note 14. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we have, and require the majority of our subcontractors to have, general liability insurance (including bodily injury and construction defect coverage), auto, and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, our general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above our coverage limits or that are not covered by our policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported. Our expense associated with self-insurance totaled $9.8 million in 2009, $10.1 million in 2008 and $18.3 million in 2007.

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

Stock-Based Compensation.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, effective December 1, 2005, we adopted the fair value recognition provisions of Accounting Standards Codification Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. We provide some compensation benefits to our employees in the form of stock options, restricted stock, phantom shares and stock appreciation rights (“SARs”). Determining the fair value of share-based awards requires judgment to identify the appropriate valuation model and develop the assumptions, including the expected term of the stock options or SARs, expected stock-price volatility and dividend yield, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options and SARs granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. In addition, we estimated the fair value of certain restricted common stock that is subject to a market condition (“Performance Shares”) using a Monte Carlo simulation model. If actual results differ significantly from these estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted.

Goodwill.  As disclosed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, we recorded goodwill in connection with various acquisitions in prior years. Goodwill represented the excess of the purchase price over the fair value of net assets acquired. In accordance with

Accounting Standards Codification Topic No. 350, “Intangibles — Goodwill and Other” (“ASC 350”), we tested goodwill for potential impairment annually as of November 30 and between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We evaluated goodwill for impairment using the two-step process prescribed in ASC 350. The first step was to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeded the book value, goodwill was not considered impaired. If the book value exceeded the fair value, the second step of the process was performed to measure the amount of impairment. In accordance with ASC 350, we determined that our reporting units were the same as our reporting segments. Accordingly, we had four homebuilding reporting units (West Coast, Southwest, Central and Southeast) and one financial services reporting unit.

The process of evaluating goodwill for impairment involved the determination of the fair value of our reporting units. Inherent in such fair value determinations were certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations.

In performing our impairment analysis, we developed a range of fair values for our homebuilding and financial services reporting units using a discounted cash flow methodology and a market multiple methodology. For the financial services reporting unit, we also used a comparable transaction methodology.

The discounted cash flow methodology established fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value was intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology used our projections of financial performance for a five-year period. The most significant assumptions used in the discounted cash flow methodology were the discount rate, the terminal value and expected future revenues, gross margins and operating margins, which varied among reporting units.

The market multiple methodology established fair value by comparing us to other publicly traded companies that were similar to us from an operational and economic standpoint. The market multiple methodology compared us to those companies on the basis of risk characteristics in order to determine our risk profile relative to those companies as a group. This analysis generally focused on quantitative considerations, which included financial performance and other quantifiable data, and qualitative considerations, which included any factors which were expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology were the market multiples and control premium. The market multiples we used were: a) price to net book value and b) enterprise value to revenue (for each of the homebuilding reporting units). A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. The comparable transaction methodology established fair value similar to the market multiple methodology, and utilized recent transactions within the industry as the market multiple. However, no control premium was applied when using the comparable transaction methodology because those transactions represented control transactions.

Based on the results of our impairment evaluation performed in the second quarter of 2008, we recorded an impairment charge of $24.6 million in that quarter related to our Central reporting segment, where we determined all of the goodwill previously recorded was impaired. The annual goodwill impairment test we performed as of November 30, 2008 resulted in an impairment charge of $43.4 million in the fourth quarter of 2008 related to our Southeast reporting segment, where we determined all of the goodwill previously recorded was impaired. Based on the results of our impairment evaluation performed in the third quarter of 2007, we recorded an impairment charge of $107.9 million in that quarter related to our Southwest reporting segment, where we determined all of the goodwill previously recorded was impaired. The annual goodwill impairment test we performed as of November 30, 2007 indicated no additional impairment. The goodwill impairment charges in 2008 and 2007 were recorded at our corporate level because all goodwill was carried at that level. As a result of those impairment charges, we had no remaining goodwill at November 30, 2008 or November 30, 2009.

Income Taxes.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, we account for income taxes in accordance with ASC 740. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC 740, we assess whether a valuation allowance should be established based on our determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in our consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

As discussed in Note 16. Income Taxes in the Notes to Consolidated Financial Statements in this report, in July 2006, the Financial Accounting Standards Board (“FASB”) issued guidance that prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted this guidance effective December 1, 2007. The cumulative effect of the adoption was recorded in 2008 as a $2.5 million reduction to beginning retained earnings. In accordance with this guidance, we recognized, in our consolidated financial statements, the impact of a tax position if a tax return’s position or future tax position is “more likely than not” to prevail (defined as a likelihood of more than 50% of being sustained upon audit, based on the technical merits of the tax position).

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

Prior to December 1, 2007, we applied Accounting Standards Codification Topic No. 450, “Contingencies” (“ASC 450”), to assess and provide for potential income tax exposures. In accordance with ASC 450, we maintained accruals for tax contingencies based on reasonable estimates of the tax liabilities, interest, and penalties (if any) that may result from such audits. The guidance substantially changes the applicable accounting model and is likely to cause greater volatility in our consolidated statements of operations and effective tax rates as more items are specifically recognized and/or derecognized within income tax expense.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The revised guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The revised guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. We believe the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for fiscal years beginning on or after December 15, 2008. We believe the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.

In June 2008, the FASB issued authoritative guidance that provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires retrospective application. We believe the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.

In June 2009, the FASB revised the authoritative guidance for determining the primary beneficiary of a VIE. In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with VIEs. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We believe the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.

OUTLOOK

Our backlog at November 30, 2009 totaled 2,126 net orders, representing potential future housing revenues of approximately $422.5 million. By comparison, at November 30, 2008, our backlog totaled 2,269 net orders, representing projected future housing revenues of approximately $521.4 million. The 6% year-over-year decrease in the number of net orders in backlog primarily reflects the impact of our strategic reductions in our inventory and active community count to better align our operations with reduced overall housing market activity, as well as reduced demand in some markets. In 2009, our average active community count was 38% lower than in 2008. The 19% year-over-year decline in the projected future housing revenues in backlog reflects the impact of fewer net orders in backlog and lower average selling prices, stemming primarily from intense price competition and our rollout of new product at lower price points compared to those of our previous product. While our backlog at November 30, 2009 declined from the previous year, the percentage decrease in our net orders in backlog was the lowest we have experienced in more than three years.

Net orders generated by our homebuilding operations increased 12% to 1,446 in the fourth quarter of 2009 from the 1,296 net orders generated in the corresponding quarter of 2008, even though we operated from 34% fewer active communities in the fourth quarter of 2009. The increase in our net orders reflected improvement in our cancellation rate and the success of our new products, including The Open Series product line, in attracting buyers. Our fourth quarter cancellation rate decreased to 31% in 2009, compared to 46% in 2008.

Throughout 2009, the homebuilding industry faced continued challenging operating conditions in most housing markets due to an increased supply of homes available for sale and restrained demand. The primary factors driving these conditions during the year included mounting sales of lender-owned homes acquired through mortgage foreclosures and short sales, exacerbated by increasing mortgage delinquencies; a poor economic and employment environment; tightened credit standards and reduced credit availability; and relatively weak consumer confidence. Entering 2010, indications are that some of these negative trends may be slowing, but it remains highly uncertain when and to what extent housing markets or the broader economy will experience a meaningful, sustained recovery.

Moreover, there are several obstacles to a recovery that may arise in 2010, which alone or in combination could further increase the supply of homes available for sale and/or constrain demand. These obstacles include additional lender-owned inventory entering the market as a result of more foreclosure activity stemming from the lifting of voluntary lender foreclosure moratoriums, voluntary or involuntary homeowner defaults and/or increases in mortgage interest rates. Potential risks on the demand side include continued weakness or further deterioration in the overall economy, employment levels and/or consumer confidence, as well as the reduced availability of affordable mortgage credit and the pulling back of government support for housing. For example, the Federal Reserve has already announced plans to cease its program to purchase mortgage-backed securities, the FHA has announced it will increase the costs and standards applicable to the mortgage loans it insures, and federal home purchase tax credits are scheduled to expire in spring 2010.

In order to weather the persistent housing market downturn of the last four years and to position ourselves for a potential recovery, we have focused on the following three primary goals: generating cash and maintaining a strong balance sheet; restoring the profitability of our homebuilding operations; and positioning our business to capitalize on a recovery when it occurs. These goals have driven our strategic choices to redesign our product line, to institute disciplined market-by-market pricing, to reduce our overhead and improve our operating efficiencies, and to reduce our inventory and the number of active communities we operate, while selectively resuming operations in certain markets.

We believe we made substantial progress in 2009 towards achieving each of our primary goals. We ended 2009 with a cash balance of $1.29 billion (including $114.3 million of restricted cash), no cash borrowings under the Credit Facility and an overall debt level lower than that at the end of 2008. We also believe the operational adjustments we have implemented since 2006 have resulted in our organizational infrastructure being appropriately sized and strategically positioned in markets that we believe have strong long-term growth prospects.

Entering 2010, restoring the profitability of our homebuilding operations remains our highest priority. We believe we also made substantial progress in 2009 toward achieving this goal as we narrowed our pretax loss in each quarter of the year relative to the corresponding 2008 periods even as we generated lower revenues. This performance came primarily from improvements in our gross margin and reflected reductions in our selling, general and administrative expenses, and fewer and lower magnitude asset impairment and abandonment charges. We believe progress in these areas will continue.

While we intend to maintain a disciplined focus on controlling our operational costs in the current fiscal year, we believe accomplishing our goal of restoring our homebuilding operations to profitability will require greater growth in our top line revenues produced from our new product, a higher number of active communities and a larger inventory base, which, as of November 30, 2009, consisted of 37,500 lots owned and controlled. Accordingly, in 2010, we plan to implement a land acquisition strategy aligned with the principles of our KBnxt operational business model, emphasizing ownership or control of well-priced land parcels within our existing served markets or in nearby submarkets.

The main objective of our strategy is to acquire primarily finished lots that meet our internal investment standards so that we can continue to maintain a three to four year supply of developable land. By growing our land pipeline with positions complementary to our existing land portfolio and making our new product available at more locations, we believe we can effectively and efficiently grow our active community count, homes delivered and revenues, and improve our overall results of operations. We believe we have the financial and operational resources to seize acquisition opportunities as they arise and are confident that the number of attractive opportunities will increase as housing markets improve over time.

We believe the transformations we have made within our business in 2008 and 2009, including redesigning our product line, reducing our overhead, improving our operating efficiencies and reducing our inventory, have provided us with a sound balance sheet and significant liquidity as we transition into 2010 and further refine and execute on our strategic initiatives. We believe these transformations have also given us a solid foundation for achieving profitability as housing markets stabilize and eventually rebound, though we do not expect to be profitable until the latter part of 2010.

We historically experience a reduction in our community count in the first quarter of a year from the fourth quarter of the previous year, and that pattern will follow for 2010. Over the course of the year, we intend to continue to push the pace of our community openings, and steadily expand the number of communities featuring The Open Series. From the standpoint of homes delivered, based on our community count, we expect to deliver between 8,000 and 9,000 homes in 2010. If market conditions strengthen, we will have a greater opportunity to increase our community count to further position KB Home for solid growth in the future.

Nevertheless, our overall outlook remains cautious. Our ability to generate positive results from our strategic initiatives and planned land acquisition activities remains limited by current negative supply and demand market dynamics, which are unlikely to abate soon. We believe a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, price stabilization, reduced mortgage delinquency and foreclosure rates, and the restoration of both consumer and credit market confidence that support a decision to buy a home. We cannot predict when these events will occur. Moreover, if market conditions decline further, we may need to take additional noncash charges for inventory and joint venture impairments and land option contract abandonments, and we may decide that we need to curtail, slow or even abandon our land acquisition plans. Our 2010 results could also be adversely affected if general economic conditions decline, if job losses accelerate or weak employment levels persist, if mortgage delinquencies, short sales and foreclosures increase, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence weakens, any or all of which could further delay a recovery in housing markets or result in further deterioration in operating conditions. Despite these difficulties and risks, we believe we are well-positioned, financially and operationally, to achieve our goals and to grow our business when the housing market stabilizes and longer term demographic, economic and population growth trends once again drive demand for homeownership.

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

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic and business conditions; adverse market conditions that could result in additional asset impairments or abandonment charges and operating losses, including an oversupply of unsold homes and declining home prices, among other things; conditions in the capital and credit markets (including consumer mortgage lending standards, the availability of consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level; weak or declining consumer confidence; increases in competition; weather conditions, significant natural disasters and other environmental factors; government actions and regulations directed at or affecting the housing market, the credit market, the homebuilding industry, the consumer mortgage lending industry, construction activities or consumer mortgage lending; the availability and cost of land in desirable areas; legal or regulatory proceedings or claims; warranty claims and related costs; the ability and/or willingness of participants in our unconsolidated joint ventures to fulfill their obligations; our ability to access capital; our ability to use the net deferred tax assets we have generated; our ability to successfully implement our current and planned product, geographic and market repositioning (including, but not limited to, our plans to resume operations in the Washington, D.C. metro market), land acquisition, and cost reduction strategies; and consumer interest in our new product designs, including The Open Series; and our ability to obtain performance bonds at a reasonable cost.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We enter into debt obligations primarily to support general corporate purposes, including the homebuilding and financial services operations of our subsidiaries. We are subject to interest rate risk on our senior notes. For this fixed rate debt, changes in interest rates generally affect the fair value of the debt instruments, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.

The following tables present principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of November 30, 2009 and November 30, 2008 (dollars in thousands):

								Fair Value at
	As of November 30, 2009 for the Years Ended November 30,							November 30,
	2010	2011	2012	2013	2014	Thereafter	Total	2009

Long-term debt
Fixed Rate	$—	$99,800	$—	$—	$249,358	$1,307,244	$1,656,402	$1,587,201
Weighted Average Interest Rate	—%	6.4%	—%	—%	5.8%	7.0%

									Fair Value at
	As of November 30, 2008 for the Years Ended November 30,								November 30,
	2009		2010	2011	2012	2013	Thereafter	Total	2008

Long-term debt
Fixed Rate	$200,000	(a)	$—	$348,908	$—	$—	$1,296,261	$1,845,169	$1,270,979
Weighted Average Interest Rate	8.6%		—%	6.4%	—%	—%	6.3%
(a) The fixed rate debt matured and was redeemed by us on December 15, 2008.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KB HOME

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2009	2008	2007

Total revenues	$1,824,850	$3,033,936	$6,416,526

Homebuilding:
Revenues	$1,816,415	$3,023,169	$6,400,591
Construction and land costs	(1,749,911)	(3,314,815)	(6,826,379)
Selling, general and administrative expenses	(303,024)	(501,027)	(824,621)
Goodwill impairment	—	(67,970)	(107,926)

Operating loss	(236,520)	(860,643)	(1,358,335)
Interest income	7,515	34,610	28,636
Loss on early redemption/interest expense, net of amounts capitalized	(51,763)	(12,966)	(12,990)
Equity in loss of unconsolidated joint ventures	(49,615)	(152,750)	(151,917)

Homebuilding pretax loss	(330,383)	(991,749)	(1,494,606)

Financial services:
Revenues	8,435	10,767	15,935
Expenses	(3,251)	(4,489)	(4,796)
Equity in income of unconsolidated joint venture	14,015	17,540	22,697

Financial services pretax income	19,199	23,818	33,836

Loss from continuing operations before income taxes	(311,184)	(967,931)	(1,460,770)
Income tax benefit (expense)	209,400	(8,200)	46,000

Loss from continuing operations	(101,784)	(976,131)	(1,414,770)
Income from discontinued operations, net of income taxes	—	—	47,252
Gain on sale of discontinued operations, net of income taxes	—	—	438,104

Net loss	$(101,784)	$(976,131)	$(929,414)

Basic and diluted earnings (loss) per share:
Continuing operations	$(1.33)	$(12.59)	$(18.33)
Discontinued operations	—	—	6.29

Basic and diluted loss per share	$(1.33)	$(12.59)	$(12.04)

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2009	2008

Assets
Homebuilding:
Cash and cash equivalents	$1,174,715	$1,135,399
Restricted cash	114,292	115,404
Receivables	337,930	357,719
Inventories	1,501,394	2,106,716
Investments in unconsolidated joint ventures	119,668	177,649
Other assets	154,566	99,261

	3,402,565	3,992,148
Financial services	33,424	52,152

Total assets	$3,435,989	$4,044,300

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$340,977	$541,294
Accrued expenses and other liabilities	560,368	721,397
Mortgages and notes payable	1,820,370	1,941,537

	2,721,715	3,204,228

Financial services	7,050	9,467
Stockholders’ equity:
Preferred stock — $1.00 par value; authorized, 10,000,000 shares; none issued	—	—
Common stock — $1.00 par value; authorized, 290,000,000 shares at November 30, 2009 and 2008; and 115,120,305 shares issued at November 30, 2009 and 2008	115,120	115,120
Paid-in capital	860,772	865,123
Retained earnings	806,443	927,324
Accumulated other comprehensive loss	(22,244)	(17,402)
Grantor stock ownership trust, at cost: 11,228,951 and 11,901,382 shares at November 30, 2009 and 2008, respectively	(122,017)	(129,326)
Treasury stock, at cost: 27,047,379 and 25,512,386 shares at November 30, 2009 and 2008, respectively	(930,850)	(930,234)

Total stockholders’ equity	707,224	830,605

Total liabilities and stockholders’ equity	$3,435,989	$4,044,300

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2009, 2008 and 2007
	Number of Shares						Accumulated
		Grantor					Other	Grantor
		Stock					Comprehensive	Stock		Total
	Common	Ownership	Treasury	Common	Paid-in	Retained	Income	Ownership	Treasury	Stockholders’
	Stock	Trust	Stock	Stock	Capital	Earnings	(Loss)	Trust	Stock	Equity

Balance at November 30, 2006	114,649	(12,345)	(25,274)	$114,649	$825,958	$2,975,465	$63,197	$(134,150)	$(922,371)	$2,922,748
Comprehensive loss:
Net loss	—	—	—	—	—	(929,414)	—	—	—	(929,414)
Foreign currency translation	—	—	—	—	—	—	(63,197)	—	—	(63,197)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(992,611)
Postretirement benefits adjustment	—	—	—	—	—	—	(22,923)	—	—	(22,923)
Dividends on common stock	—	—	—	—	—	(77,170)	—	—	—	(77,170)
Exercise of employee stock options	327	—	—	327	9,718	—	—	—	—	10,045
Restricted stock amortization	—	—	—	—	4,993	—	—	—	—	4,993
Stock-based compensation	—	—	—	—	9,354	—	—	—	—	9,354
Grantor stock ownership trust	—	142	—	—	1,605	—	—	1,542	—	3,147
Treasury stock	—	—	(177)	—	—	—	—	—	(6,896)	(6,896)

Balance at November 30, 2007	114,976	(12,203)	(25,451)	114,976	851,628	1,968,881	(22,923)	(132,608)	(929,267)	1,850,687
Comprehensive loss:
Net loss	—	—	—	—	—	(976,131)	—	—	—	(976,131)
Postretirement benefits adjustment	—	—	—	—	—	—	5,521	—	—	5,521

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(970,610)
Dividends on common stock	—	—	—	—	—	(62,967)	—	—	—	(62,967)
Adoption of new income tax accounting guidance	—	—	—	—	—	(2,459)	—	—	—	(2,459)
Exercise of employee stock options	144	—	—	144	1,443	—	—	—	—	1,587
Restricted stock amortization	—	—	—	—	4,946	—	—	—	—	4,946
Stock-based compensation	—	—	—	—	5,018	—	—	—	—	5,018
Grantor stock ownership trust	—	302	—	—	2,088	—	—	3,282	—	5,370
Treasury stock	—	—	(61)	—	—	—	—	—	(967)	(967)

Balance at November 30, 2008	115,120	(11,901)	(25,512)	115,120	865,123	927,324	(17,402)	(129,326)	(930,234)	830,605
Comprehensive loss:
Net loss	—	—	—	—	—	(101,784)	—	—	—	(101,784)
Postretirement benefits adjustment	—	—	—	—	—	—	(4,842)	—	—	(4,842)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(106,626)
Dividends on common stock	—	—	—	—	—	(19,097)	—	—	—	(19,097)
Exercise of employee stock options	—	—	—	—	(4,093)	—	—	—	—	(4,093)
Restricted stock awards	—	—	—	—	(4,846)	—	—	4,846	—	—
Restricted stock amortization	—	—	—	—	1,390	—	—	—	—	1,390
Stock-based compensation	—	—	—	—	2,587	—	—	—	—	2,587
Grantor stock ownership trust	—	672	—	—	611	—	—	2,463	—	3,074
Treasury stock	—	—	(1,535)	—	—	—	—	—	(616)	(616)

Balance at November 30, 2009	115,120	(11,229)	(27,047)	$115,120	$860,772	$806,443	$(22,244)	$(122,017)	$(930,850)	$707,224

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(101,784)	$(976,131)	$(929,414)
Income from discontinued operations, net of income taxes	—	—	(47,252)
Gain on sale of discontinued operations, net of income taxes	—	—	(438,104)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	35,600	135,210	129,220
Distributions of earnings from unconsolidated joint ventures	7,662	22,183	42,356
Amortization of discounts and issuance costs	1,586	2,062	2,478
Depreciation and amortization	5,235	9,317	17,274
Loss on early redemption of debt	976	10,388	12,990
Provision for deferred income taxes	—	221,306	208,348
Tax benefit from stock-based compensation	4,093	2,097	(882)
Stock-based compensation expense	3,977	5,018	9,354
Inventory impairments and land option contract abandonments	168,149	606,791	1,253,982
Goodwill impairment	—	67,970	107,926
Changes in assets and liabilities:
Receivables	35,667	(60,565)	(71,406)
Inventories	433,075	545,850	779,875
Accounts payable, accrued expenses and other liabilities	(252,620)	(282,781)	(340,630)
Other, net	8,296	32,607	13,387

Net cash provided by operating activities — continuing operations	349,912	341,322	749,502
Net cash provided by operating activities — discontinued operations	—	—	297,397

Net cash provided by operating activities	349,912	341,322	1,046,899

Cash flows from investing activities:
Sale of discontinued operations, net of cash divested	—	—	739,764
Investments in unconsolidated joint ventures	(19,922)	(59,625)	(85,188)
Sales (purchases) of property and equipment, net	(1,375)	7,073	685

Net cash provided (used) by investing activities — continuing operations	(21,297)	(52,552)	655,261
Net cash used by investing activities — discontinued operations	—	—	(12,112)

Net cash provided (used) by investing activities	(21,297)	(52,552)	643,149

Cash flows from financing activities:
Change in restricted cash	1,112	(115,404)	—
Redemption of term loan	—	—	(400,000)
Proceeds from issuance of senior notes	259,737	—	—
Payment of senior notes issuance costs	(4,294)	—	—
Repayment of senior and senior subordinated notes	(453,105)	(305,814)	(258,968)
Payments on mortgages, land contracts and other loans	(78,983)	(12,800)	(114,119)
Issuance of common stock under employee stock plans	3,074	6,958	12,310
Excess tax benefit associated with exercise of stock options	—	—	882
Payments of cash dividends	(19,097)	(62,967)	(77,170)
Repurchases of common stock	(616)	(967)	(6,896)

Net cash used by financing activities — continuing operations	(292,172)	(490,994)	(843,961)
Net cash used by financing activities — discontinued operations	—	—	(306,527)

Net cash used by financing activities	(292,172)	(490,994)	(1,150,488)

Net increase (decrease) in cash and cash equivalents	36,443	(202,224)	539,560
Cash and cash equivalents at beginning of year	1,141,518	1,343,742	804,182

Cash and cash equivalents at end of year	$1,177,961	$1,141,518	$1,343,742

See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Operations.  KB Home is a builder of single-family homes, townhomes and condominiums. As of November 30, 2009, the Company has ongoing operations in Arizona, California, Colorado, Florida, Maryland, Nevada, North Carolina, South Carolina, Texas and Virginia. The Company also offers mortgage banking services through KB Home Mortgage, a joint venture with a subsidiary of Bank of America N.A. KB Home Mortgage is accounted for as an unconsolidated joint venture within the Company’s financial services reporting segment. The Company provides title and insurance services through its financial services subsidiary, KB Home Mortgage Company (“KBHMC”).

Basis of Presentation.  The consolidated financial statements include the accounts of the Company and all significant subsidiaries and joint ventures in which a controlling interest is held, as well as certain VIEs required to be consolidated pursuant to ASC 810. All intercompany transactions have been eliminated. Investments in unconsolidated joint ventures in which the Company has less than a controlling interest are accounted for using the equity method.

In July 2007, the Company sold its 49% equity interest in its publicly traded French subsidiary, KBSA. Therefore, for the year ended November 30, 2007, the French operations have been presented as discontinued operations in the consolidated financial statements.

Use of Estimates.  The consolidated financial statements have been prepared in conformity with GAAP and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

Cash and Cash Equivalents, and Restricted Cash.  The Company considers all highly liquid debt instruments and other short-term investments, purchased with an original maturity of three months or less, to be cash equivalents. The Company’s cash equivalents totaled $1.07 billion at November 30, 2009 and $1.05 billion at November 30, 2008. The majority of the Company’s cash and cash equivalents were invested in money market accounts and U.S. government securities. Restricted cash of $114.3 million at November 30, 2009 and $115.4 million at November 30, 2008 consisted solely of cash maintained in an Interest Reserve Account with the administrative agent of the Credit Facility. The Company may withdraw the amounts deposited in the Interest Reserve Account when its Coverage Ratio at the end of a fiscal quarter is greater than or equal to 1.00 to 1.00 or if the amounts it is required to maintain in the Interest Reserve Account are reduced under the terms of the Credit Facility, provided there is no default under the Credit Facility at the time amounts are withdrawn.

Property and Equipment, Operating Properties and Depreciation.  Property and equipment are recorded at cost and are depreciated over their estimated useful lives, which generally range from two to 10 years, using the straight-line method. Operating properties are recorded at cost and are depreciated over their estimated useful lives of 39 years, using the straight-line method. Repair and maintenance costs are charged to earnings as incurred. Property and equipment are included in other assets on the consolidated balance sheets and totaled $12.5 million, net of accumulated depreciation of $30.0 million, at November 30, 2009, and $16.3 million, net of accumulated depreciation of $36.9 million, at November 30, 2008. Depreciation expense totaled $5.2 million in 2009, $9.4 million in 2008 and $17.3 million in 2007.

Goodwill.  The Company recorded goodwill in connection with various acquisitions in prior years. Goodwill represented the excess of the purchase price over the fair value of net assets acquired. In accordance with ASC 350, the Company tested goodwill for potential impairment annually as of November 30 and between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company evaluated goodwill for impairment using the two-step process prescribed in ASC 350. The first step was to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeded the book value, goodwill was not considered impaired. If the book value exceeded the fair value, the second step of the process was performed to measure the amount of impairment. In accordance with ASC 350, the Company determined that its reporting units were the same as its reporting segments. Accordingly, the Company had four homebuilding reporting units (West Coast, Southwest, Central and Southeast) and one financial services reporting unit.

Homebuilding Operations.  Revenues from housing and other real estate sales are recognized in accordance with ASC 360 when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a significant down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

Construction and land costs are comprised of direct and allocated costs, including estimated future costs for warranties and amenities. Land, land improvements and other common costs are generally allocated on a relative fair value basis to homes within a parcel or community. Land and land development costs include related interest and real estate taxes.

Housing and land inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with ASC 360. ASC 360 requires that real estate assets be tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to the undiscounted future net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of the amounts and timing of revenues, costs and expenses, and other factors. If real estate assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques.

Financial Services Operations.  Revenues from the Company’s financial services segment are generated primarily from interest income, title services, and insurance commissions. Interest income is accrued as earned. Title services revenues are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur simultaneously at the time each home is closed. Insurance commissions are recognized when policies are issued. The financial services segment also generated revenues from escrow coordination services until the escrow coordination business was terminated in 2007. Escrow coordination fees were recognized at the time the home was closed.

Warranty Costs.  The Company provides a limited warranty on all of its homes. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. The Company’s primary assumption in estimating the amounts it accrues for warranty costs is that historical claims experience is a strong indicator of future claims experience. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary based on its assessment.

Insurance.  The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the estimated costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above its coverage limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported.

The Company engages a third-party actuary that uses the Company’s historical claim and expense data, as well as industry data, to estimate its unpaid claims, claim adjustment expenses and incurred but not reported claims liabilities for the risks that the Company is assuming under the self-insured portion of its general liability insurance. Projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties such as trends in construction defect claims relative to the Company’s markets and the types of product it builds, claim settlement patterns, insurance industry practices and legal interpretations, among others. Because of the degree of judgment required and the potential for variability in the underlying assumptions used in determining these estimated liability amounts, actual future costs could differ from the Company’s currently estimated amounts.

Advertising Costs.  The Company expenses advertising costs as incurred. The Company incurred advertising costs of $16.5 million in 2009, $34.6 million in 2008 and $68.0 million in 2007.

Stock-Based Compensation.  With the approval of the management development and compensation committee, consisting entirely of independent members of the Company’s board of directors, the Company provides some compensation benefits to its employees in the form of stock options, restricted stock, phantom shares and SARs.

Effective December 1, 2005, the Company adopted the fair value recognition provisions of ASC 718, which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. The Company adopted ASC 718 using the modified prospective transition method. Under that transition method, the provisions apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The fair value of stock options and SARs granted is estimated using the Black-Scholes option-pricing model. ASC 718 also requires the tax benefit resulting from tax deductions in excess of the compensation expense recognized for those options to be reported in the statement of cash flows as an operating cash outflow and a financing cash inflow.

Income Taxes.  Income taxes are accounted for in accordance with ASC 740. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are evaluated on a quarterly basis to determine whether a valuation allowance is required. In accordance with ASC 740, the Company assesses whether a valuation allowance should be established based on its determination of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on the generation of future taxable income during the periods in which those temporary differences become deductible. Judgment is required in determining the future tax consequences of events that have been recognized in the Company’s consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated financial position or results of operations.

Accumulated Other Comprehensive Loss.  The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2009 and 2008 are comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with ASC 715. ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).

Earnings (Loss) Per Share.  Basic earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the average number of common shares outstanding including all potentially dilutive shares issuable under outstanding stock options. All outstanding stock options were excluded from the diluted earnings (loss) per share calculations for the years ended November 30, 2009, 2008 and 2007 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

Recent Accounting Pronouncements.  In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. The revised guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The revised guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued authoritative guidance that establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for fiscal years beginning on or after December 15, 2008. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial position or results of operations.

In June 2008, the FASB issued authoritative guidance that provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires retrospective application. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial position or results of operations.

In June 2009, the FASB revised the authoritative guidance for determining the primary beneficiary of a VIE. In December 2009, the FASB issued ASU 2009-17, which provides amendments to ASC 810 to reflect the revised guidance.

The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with VIEs. ASU 2009-17 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial position or results of operations.

Reclassifications.  Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2009 presentation.

Note 2.	Segment Information

As of November 30, 2009, the Company has identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of November 30, 2009, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:

West Coast: California
Southwest: Arizona and Nevada
Central: Colorado and Texas
Southeast: Florida, Maryland, North Carolina, South Carolina and Virginia.

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

The Company’s financial services reporting segment provides title and insurance services to the Company’s homebuyers, and provided escrow coordination services until 2007, when the Company terminated that portion of its business. This segment also provides mortgage banking services to the Company’s homebuyers indirectly through KB Home Mortgage, a joint venture with a subsidiary of Bank of America N.A. The Company’s financial services reporting segment conducts operations in the same markets as the Company’s homebuilding reporting segments.

The Company’s reporting segments follow the same accounting policies used for its consolidated financial statements as described in Note 1. Summary of Significant Accounting Policies. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented.

The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Years Ended November 30,
	2009	2008	2007
Revenues:
West Coast	$812,207	$1,055,021	$2,203,303
Southwest	218,096	618,014	1,349,570
Central	434,400	594,317	1,077,304
Southeast	351,712	755,817	1,770,414

Total homebuilding revenues	1,816,415	3,023,169	6,400,591
Financial services	8,435	10,767	15,935

Total revenues	$1,824,850	$3,033,936	$6,416,526

	Years Ended November 30,
	2009	2008	2007
Income (loss) from continuing operations before income taxes:
West Coast	$(88,442)	$(298,047)	$(665,845)
Southwest	(48,572)	(212,194)	(287,339)
Central	(29,382)	(82,789)	(64,210)
Southeast	(78,414)	(258,568)	(230,420)
Corporate and other (a)	(85,573)	(140,151)	(246,792)

Total homebuilding loss from continuing operations before income taxes	(330,383)	(991,749)	(1,494,606)
Financial services	19,199	23,818	33,836

Total loss from continuing operations before income taxes	$(311,184)	$(967,931)	$(1,460,770)

(a)	Corporate and other includes corporate general and administrative expenses and goodwill impairment.

	Years Ended November 30,
	2009	2008	2007
Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(7,761)	$(45,180)	$(64,886)
Southwest	(15,509)	(35,633)	(15,734)
Central	506	(4,515)	(6,916)
Southeast	(26,851)	(67,422)	(64,381)

Total	$(49,615)	$(152,750)	$(151,917)

Inventory impairments:
West Coast	$44,895	$229,059	$631,399
Southwest	28,833	160,574	337,889
Central	23,891	51,518	24,662
Southeast	23,229	124,726	116,023

Total	$120,848	$565,877	$1,109,973

Inventory abandonments:
West Coast	$32,679	$17,475	$28,011
Southwest	—	187	16,479
Central	—	—	9,783
Southeast	14,622	23,252	89,736

Total	$47,301	$40,914	$144,009

Joint venture impairments:
West Coast	$7,190	$43,116	$57,030
Southwest	5,426	30,434	31,049
Central	—	2,629	4,483
Southeast	25,915	65,671	63,801

Total	$38,531	$141,850	$156,363

	November 30,
	2009	2008
Assets:
West Coast	$838,510	$1,086,503
Southwest	346,035	497,034
Central	357,688	443,168
Southeast	361,551	453,771
Corporate and other	1,498,781	1,511,672

Total homebuilding assets	3,402,565	3,992,148
Financial services	33,424	52,152

Total assets	$3,435,989	$4,044,300

Investments in unconsolidated joint ventures:
West Coast	$54,795	$55,856
Southwest	56,779	113,564
Central	—	3,339
Southeast	8,094	4,890

Total	$119,668	$177,649

Note 3.  Financial Services

The following tables present financial information relating to the Company’s financial services reporting segment (in thousands):

	Years Ended November 30,
	2009	2008	2007

Revenues
Interest income	$31	$209	$158
Title services	1,184	2,369	5,977
Insurance commissions	7,220	8,189	9,193
Escrow coordination fees	—	—	607

Total	8,435	10,767	15,935
Expenses
General and administrative	(3,251)	(4,489)	(4,796)

Operating income	5,184	6,278	11,139
Equity in income of unconsolidated joint venture	14,015	17,540	22,697

Pretax income	$19,199	$23,818	$33,836

	November 30,
	2009	2008

Assets
Cash and cash equivalents	$3,246	$6,119
Receivables	1,395	1,240
Investment in unconsolidated joint venture	28,748	44,733
Other assets	35	60

Total assets	$33,424	$52,152

Liabilities
Accounts payable and accrued expenses	$7,050	$9,467

Total liabilities	$7,050	$9,467

Although KBHMC ceased originating and selling mortgage loans on September 1, 2005, it may be required to repurchase an individual loan that it funded on or before August 31, 2005 and sold to an investor if the representations or warranties that it made in connection with the sale of the loan are breached, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor.

Note 4.	Receivables

Mortgages and notes receivable totaled $70.7 million at November 30, 2009 and $53.5 million at November 30, 2008. Mortgages and notes receivable are primarily related to land sales. Interest rates on mortgages and notes receivable ranged from 3.5% to 8% at November 30, 2009. The interest rate on mortgages and notes receivable at November 30, 2008 ranged from 5% to 8%. Principal amounts of mortgages and notes receivable at November 30, 2009 are due during the following years: 2010 — $30.0 million; 2011 — $.2 million; and 2012 — $40.5 million. Federal and state income taxes receivable totaled $191.5 million at November 30, 2009 and $211.3 million at November 30, 2008. Other receivables of $75.7 million at November 30, 2009 and $92.9 million at November 30, 2008 included amounts due from municipalities and utility companies, and escrow deposits. Other receivables were net of allowances for doubtful accounts of $60.5 million in 2009 and $72.5 million in 2008.

Note 5.	Inventories

Inventories consisted of the following (in thousands):

	November 30,
	2009	2008

Homes, lots and improvements in production	$1,091,851	$1,649,838
Land under development	409,543	456,878

Total	$1,501,394	$2,106,716

Inventories include land and land development costs, direct construction costs, capitalized interest and real estate taxes. Land under development primarily consists of parcels on which 50% or less of estimated development costs have been incurred.

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. Capitalized interest is amortized in construction and land costs as the related inventories are delivered to homebuyers. The Company’s interest costs are as follows (in thousands):

	Years Ended November 30,
	2009	2008	2007

Capitalized interest at beginning of year	$361,619	$348,084	$333,020
Interest incurred (a)	119,602	156,402	199,550
Loss on early redemption/interest expensed	(51,763)	(12,966)	(12,990)
Interest amortized to construction and land costs	(138,179)	(129,901)	(171,496)

Capitalized interest at end of year (b)	$291,279	$361,619	$348,084

(a)	Amounts include losses on the early redemption of debt of $1.0 million for the year ended November 30, 2009, $10.4 million for the year ended November 30, 2008 and $13.0 million for the year ended November 30, 2007.

(b)	Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest as impairment charges recognized are not generally allocated to specific components of inventory.

Note 6.	Inventory Impairments and Land Option Contract Abandonments

Each land parcel or community in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross margins on homes delivered or projected margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a land parcel or community, the identified inventory is evaluated for recoverability in accordance with ASC 360. When an indicator of potential impairment is identified, the Company tests the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by trends and factors known to the Company at the time they are calculated and the Company’s expectations related to: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. These estimates, trends and expectations are specific to each land parcel or community and may vary among land parcels or communities.

A real estate asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each community and may vary among land parcels or communities.

Based on the results of its evaluations, the Company recognized pretax, noncash inventory impairment charges of $120.8 million in 2009, $565.9 million in 2008 and $1.11 billion in 2007. As of November 30, 2009, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $603.9 million, representing 128 communities and various other land parcels. As of November 30, 2008, the aggregate carrying value of inventory impacted by pretax, noncash impairment charges was $1.01 billion, representing 163 communities and various other land parcels.

The Company’s optioned inventory is assessed to determine whether it continues to meet the Company’s internal investment standards and marketing strategy. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in marketing strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of its assessments, the Company recognized land option contract abandonment charges of $47.3 million in 2009, $40.9 million in 2008 and $144.0 million in 2007.

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

Note 7.	Fair Value Disclosures

Accounting Standards Codification Topic No. 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring the fair value of assets and liabilities under GAAP and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, such as quoted prices for similar assets or liabilities or quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data, by correlation or other means.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The following table presents the Company’s assets measured at fair value on a nonrecurring basis (in thousands):

Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
	Year Ended	Active	Observable	Unobservable
	November 30,	Markets	Inputs	Inputs	Total Gains
Description	2009 (a)	(Level 1)	(Level 2)	(Level 3)	(Losses)

Long-lived assets held and used	$129,032	$—	$12,236	$116,796	$(120,848)

(a)	Amount represents the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

In accordance with the provisions of ASC 360, long-lived assets held and used with a carrying amount of $249.8 million were written down to their fair value of $129.0 million during the year ended November 30, 2009, resulting in noncash inventory impairment charges of $120.8 million. These inventory impairment charges were included in the Company’s construction and land costs in the consolidated statement of operations.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments, except for those for which the carrying values approximate fair values (in thousands):

	November 30,
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial Liabilities:
Senior subordinated notes due December 15, 2008 at 8 5/8%	$—	$—	$200,000	$199,500
Senior notes due 2011 at 6 3/8%	99,800	100,250	348,908	274,765
Senior notes due 2014 at 5 3/4%	249,358	234,375	249,227	165,113
Senior notes due 2015 at 5 7/8%	298,875	276,000	298,692	182,949
Senior notes due 2015 at 6 1/4%	449,698	419,063	449,653	275,412
Senior notes due 2017 at 9.1%	259,884	276,263	—	—
Senior notes due 2018 at 7 1/4%	298,787	281,250	298,689	173,240

The fair values of the Company’s senior and senior subordinated notes are estimated based on quoted market prices.

The carrying amounts reported for cash and cash equivalents, restricted cash, and mortgages and loan contracts due to land sellers and other loans approximate fair values.

Note 8.	Consolidation of Variable Interest Entities

ASC 810 requires a VIE to be consolidated in the financial statements of a company if that company is the primary beneficiary of the VIE. Under ASC 810, the primary beneficiary of a VIE absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both.

The Company participates in joint ventures from time to time for the purpose of conducting land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with ASC 810 when they are entered into or upon a reconsideration event. All of the Company’s joint ventures at November 30, 2009 and 2008 were determined to be unconsolidated joint ventures either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.

In the ordinary course of its business, the Company enters into land option contracts (or similar agreements) in order to procure land for the construction of homes. The use of such land option and other contracts generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories on its consolidated balance sheets. Under such land option contracts, the Company will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of the Company’s land option contracts may create a variable interest for the Company, with the land seller being identified as a VIE.

In compliance with ASC 810, the Company analyzes its land option contracts and other contractual arrangements when they are entered into or upon a reconsideration event. As a result of its analyses, the Company has consolidated certain VIEs from which the Company is purchasing land under option contracts. Although the Company does not have legal title to the optioned land, ASC 810 requires the Company to consolidate the VIE if the Company is determined to be the primary beneficiary. In determining whether it is the primary beneficiary, the Company considers, among other things, the size of its deposit relative to the contract price, the risk of obtaining land entitlement approval, the risk associated with land development required under the land option contract, and the risk of changes in the market value of the optioned land during the contract period. The consolidation of VIEs in which the Company determined it was the primary beneficiary increased inventories, with a corresponding increase to accrued expenses and other liabilities, on the Company’s consolidated balance sheets by $21.0 million at November 30, 2009 and $15.5 million at November 30, 2008. The liabilities related to the Company’s consolidation of VIEs from which it is purchasing land under option and other contracts represent the difference between the purchase price of land not yet purchased and the Company’s cash deposits. The Company’s cash deposits related to these land option and other contracts totaled $4.1 million at November 30, 2009 and $3.4 million at November 30, 2008. Creditors, if any, of these VIEs have no recourse against the Company. As of November 30, 2009, the Company had cash deposits totaling $.8 million associated with land option and other contracts that the Company determined to be unconsolidated VIEs, having an aggregate purchase price of $20.5 million. As of November 30, 2009, the Company also had cash deposits totaling $4.7 million associated with land option and other contracts that were not VIEs, having an aggregate purchase price of $404.6 million.

The Company’s exposure to loss related to its land option and other contracts with third parties and unconsolidated entities consisted of its non-refundable option deposits, which totaled $9.6 million at November 30, 2009 and $33.1 million at November 30, 2008. In addition, the Company posted letters of credit of $8.7 million at November 30, 2009 and $32.5 million at November 30, 2008 in lieu of cash deposits for certain land option contracts.

The Company also evaluates land option contracts for financing arrangements in accordance with ASC 470. As a result of its evaluations, the Company increased its inventories, with a corresponding increase to accrued expenses and other liabilities, on its consolidated balance sheets by $36.1 million at November 30, 2009 and $81.5 million at November 30, 2008.

Note 9.	Investments in Unconsolidated Joint Ventures

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

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. The Company shares in profits and losses of these unconsolidated joint ventures generally in accordance with its respective equity interests.

The following table presents combined condensed statement of operations information for the Company’s unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2009	2008	2007

Revenues	$60,790	$112,767	$662,705
Construction and land costs	(117,255)	(458,168)	(670,133)
Other expenses, net	(46,432)	(38,170)	(44,126)

Loss	$(102,897)	$(383,571)	$(51,554)

With respect to the Company’s investment in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures included pretax, noncash impairment charges of $38.5 million in 2009, $141.9 million in 2008 and $156.4 million in 2007.

The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

	November 30,
	2009	2008

Assets
Cash	$12,816	$29,194
Receivables	142,639	143,926
Inventories	709,130	1,029,306
Other assets	56,939	55,289

Total assets	$921,524	$1,257,715

Liabilities and equity
Accounts payable and other liabilities	$94,533	$85,064
Mortgages and notes payable	514,172	871,279
Equity	312,819	301,372

Total liabilities and equity	$921,524	$1,257,715

The following table presents information relating to the Company’s investments in unconsolidated joint ventures and the outstanding debt of unconsolidated joint ventures as of the dates specified, categorized by the nature of the Company’s potential responsibility under a guaranty, if any, for such debt (dollars in thousands):

	November 30,
	2009	2008

Number of investments in unconsolidated joint ventures:
With recourse debt (a)	—	1
With limited recourse debt (b)	2	4
With non-recourse debt (c)	2	10
Other (d)	9	10

Total	13	25

Investments in unconsolidated joint ventures:
With recourse debt	$—	$3,339
With limited recourse debt	1,277	1,360
With non-recourse debt	9,983	24,590
Other	108,408	148,360

Total	$119,668	$177,649

Outstanding debt of unconsolidated joint ventures:
With recourse debt	$—	$3,249
With limited recourse debt	11,198	112,700
With non-recourse debt	130,025	381,393
Other	372,949	373,937

Total (e)	$514,172	$871,279

(a)	This category consisted of an unconsolidated joint venture as to which the Company has entered into a several guaranty with respect to the repayment of a portion of the unconsolidated joint venture’s outstanding debt. This unconsolidated joint venture was dissolved during the quarter ended May 31, 2009.

(b)	This category consists of unconsolidated joint ventures as to which the Company has entered into a loan-to-value maintenance guaranty with respect to a portion of each such unconsolidated joint venture’s outstanding secured debt.

(c)	This category consists of unconsolidated joint ventures as to which the Company does not have a guaranty or any other obligation to repay or to support the value of the collateral (which collateral includes any letters of credit) underlying such unconsolidated joint ventures’ respective outstanding secured debt.

(d)	This category consists of unconsolidated joint ventures with no outstanding debt and an unconsolidated joint venture as to which the Company has entered into a several guaranty. This guaranty, by its terms, purports to require the Company to guarantee the repayment of a portion of the unconsolidated joint venture’s outstanding debt in the event an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing, as further described below.

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

The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, many of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. The unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $514.2 million at November 30, 2009 and $871.3 million at November 30, 2008. The unconsolidated joint ventures are subject to various financial and non-financial covenants in conjunction with their debt, primarily related to fair value of collateral and minimum land purchase or sale requirements within a specified period. In a few instances, the financial covenants are based on the Company’s financial position. The inability of an unconsolidated joint venture to comply with its debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, as described below.

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

At November 30, 2009, the Company’s potential responsibility under its loan-to-value maintenance guarantees totaled approximately $3.8 million, if any liability were determined to be due thereunder. This amount represents the Company’s maximum responsibility under such loan-to-value maintenance guarantees assuming the underlying collateral has no value and without regard to defenses that could be available to the Company against any attempted enforcement of such guarantees.

Notwithstanding the Company’s potential unconsolidated joint venture guaranty and indemnity responsibilities and resolutions it has reached in certain instances with unconsolidated joint venture lenders with respect to those potential responsibilities, at this time the Company does not believe, except as described below, that its existing exposure under its outstanding completion, loan-to-value and carve-out guarantees and indemnities related to unconsolidated joint venture debt is material to the Company’s consolidated financial position or results of operations.

The lenders for two of the Company’s unconsolidated joint ventures have filed lawsuits against some of the unconsolidated joint ventures’ members, and certain of those members’ parent companies, seeking to recover damages under completion guarantees, among other claims. The Company and the other parent companies, together with the members, are defending the lawsuits in which they have been named and are currently exploring resolutions with the lenders, but there is no assurance that the parties involved will reach satisfactory resolutions. Related to these lawsuits, an arbitration proceeding has commenced among the members (including the Company) of one of these unconsolidated joint ventures concerning the members’ respective obligations in regards to the unconsolidated joint venture. The Company has not concluded whether any potential outcome of these proceedings is likely, individually or in the aggregate, to be material to its consolidated financial position or results of operations.

In addition to the above-described guarantees and indemnities, the Company has also provided a several guaranty to the lenders of one of the Company’s unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. The Company’s potential responsibility under this several guaranty fluctuates with the unconsolidated joint venture’s debt and with the Company’s and its partners’ respective land purchases from the unconsolidated joint venture. At November 30, 2009, this unconsolidated joint venture had total outstanding indebtedness of approximately $372.9 million and, if this guaranty were then enforced, the Company’s maximum potential responsibility under the guaranty would have been approximately $182.7 million, which amount does not account for any offsets or defenses that could be available to the Company. This unconsolidated joint venture has received notices from its lenders’ administrative agent alleging a number of defaults under its loan agreement. The Company is currently exploring resolutions with the lenders, the lenders’ administrative agent and the Company’s unconsolidated joint venture partners, but there is no assurance that the Company will reach a satisfactory resolution with all of the parties involved.

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

Note 10.	Goodwill

The Company had a goodwill balance of $68.0 million at November 30, 2007, which consisted of $24.6 million and $43.4 million related to its Central and Southeast homebuilding reporting segments, respectively.

In accordance with ASC 350, the Company tested goodwill for potential impairment annually as of November 30 and between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During 2008 and 2007, the Company determined that it was necessary to evaluate goodwill for impairment between annual tests due to deteriorating conditions in certain housing markets and the significant inventory impairments the Company identified and recognized in those years in accordance with ASC 360.

Based on the results of its impairment evaluation performed in the second quarter of 2008, the Company recorded an impairment charge of $24.6 million in that quarter related to its Central reporting segment, where it determined all of the goodwill previously recorded was impaired. The annual goodwill impairment test performed by the Company as of November 30, 2008 resulted in an impairment charge of $43.4 million in the fourth quarter of 2008 related to its Southeast reporting segment, where it determined all of the goodwill previously recorded was impaired. The goodwill impairment charges in 2008 were recorded at the Company’s corporate level because all goodwill was carried at that level. As a result of those impairment charges, the Company had no remaining goodwill at November 30, 2008 or November 30, 2009.

The process of evaluating goodwill for impairment involved the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations were certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.

In performing its impairment analysis, the Company developed a range of fair values for its homebuilding and financial services reporting units using a discounted cash flow methodology and a market multiple methodology. For the financial services reporting unit, the Company also used a comparable transaction methodology.

The discounted cash flow methodology established fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value was intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology used the Company’s projections of financial performance for a five-year period. The most significant assumptions used in the discounted cash flow methodology were the discount rate, the terminal value and expected future revenues, gross margins and operating margins, which varied among reporting units.

The market multiple methodology established fair value by comparing the Company to other publicly traded companies that were similar to it from an operational and economic standpoint. The market multiple methodology compared the Company to those companies on the basis of risk characteristics in order to determine its risk profile relative to those companies as a group. This analysis generally focused on quantitative considerations, which included financial performance and other quantifiable data, and qualitative considerations, which included any factors which were expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology were the market multiples and control premium. The market multiples the Company used were: (a) price to net book value and (b) enterprise value to revenue (for each of the homebuilding reporting units). A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. The comparable transaction methodology established fair value similar to the market multiple methodology, and utilized recent transactions within the industry as the market multiple. However, no control premium was applied when using the comparable transaction methodology because those transactions represented control transactions.

Note 11.	Other Assets

Other assets consisted of the following (in thousands):

	November 30,
	2009	2008

Operating properties	$72,548	$—
Prepaid expenses	62,067	79,102
Property and equipment	12,465	16,298
Debt issuance costs	6,334	2,709
Deferred tax assets	1,152	1,152

Total	$154,566	$99,261

During the quarter ended November 30, 2009, the Company reclassified $72.5 million from inventories to operating properties, as a result of converting a multi-level residential building to a rental operation.

Note 12.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2009	2008

Warranty liability	$135,749	$145,369
Construction defect and other litigation liabilities	121,781	118,774
Employee compensation and related benefits	88,385	113,861
Liabilities related to inventory not owned	57,150	97,008
Accrued interest payable	46,302	50,430
Real estate and business taxes	12,516	23,957
Other	98,485	171,998

Total	$560,368	$721,397

Note 13.	Mortgages and Notes Payable

Mortgages and notes payable consisted of the following (in thousands, interest rates are as of November 30):

	November 30,
	2009	2008

Mortgages and land contracts due to land sellers and other loans (2% to 8% in 2009 and 4 1/4% to 8% in 2008)	$163,968	$96,368
Senior subordinated notes due December 15, 2008 at 8 5/8%	—	200,000
Senior notes due 2011 at 6 3/8%	99,800	348,908
Senior notes due 2014 at 5 3/4%	249,358	249,227
Senior notes due 2015 at 5 7/8%	298,875	298,692
Senior notes due 2015 at 6 1/4%	449,698	449,653
Senior notes due 2017 at 9.1%	259,884	—
Senior notes due 2018 at 7 1/4%	298,787	298,689

Total	$1,820,370	$1,941,537

The Company has a Credit Facility with a syndicate of lenders that matures in November 2010. Interest on the Credit Facility is payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. At November 30, 2009 and 2008, the Company had no cash borrowings outstanding and $175.0 million and $211.8 million, respectively, in letters of credit outstanding under the Credit Facility.

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

On December 15, 2008, the Company repaid the $200 Million Senior Subordinated Notes, which matured on that date.

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

On October 17, 2008, the Company filed the 2008 Shelf Registration with the SEC, registering debt and equity securities that it may issue from time to time in amounts to be determined. The Company’s previously effective 2004 Shelf Registration was subsumed within the 2008 Shelf Registration. On July 30, 2009, the Company issued the $265 Million Senior Notes under the 2008 Shelf Registration. The Company has not issued any other securities under its 2008 Shelf Registration.

On June 30, 2004, the Company issued the $350 Million Senior Notes at 99.3% of the principal amount of the notes in a private placement. The $350 Million Senior Notes, which are due August 15, 2011, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $350 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. On December 3, 2004, the Company exchanged all of the privately placed $350 Million Senior Notes for notes that are substantially identical except that the new $350 Million Senior Notes are registered under the Securities Act of 1933. The $350 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis.

On July 30, 2009, the Company purchased $250.0 million in aggregate principal amount of its $350 Million Senior Notes pursuant to a tender offer simultaneous with the issuance of the $265 Million Senior Notes. The total consideration paid to purchase the notes was $252.5 million. The Company incurred a loss of $3.7 million in the third quarter of 2009 related to the early redemption of debt due to the tender offer premium and the unamortized original issue discount. This loss, which is included in loss on early redemption/interest expense, net of amounts capitalized in the consolidated statements of operations, was partly offset by a gain of $2.7 million on the early extinguishment of mortgages and land contracts due to land sellers and other loans.

On January 28, 2004, the Company issued the $250 Million Senior Notes at 99.474% of the principal amount of the notes in a private placement. The $250 Million Senior Notes, which are due February 1, 2014, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $250 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to 100% of their principal amount, plus a premium, plus accrued and unpaid interest to the applicable redemption date. On June 16, 2004, the Company exchanged all of the privately placed $250 Million Senior Notes for notes that are substantially identical except that the new $250 Million Senior Notes are registered under the Securities Act of 1933. The $250 Million Senior Notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis.

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

On June 2, 2005, pursuant to the 2004 Shelf Registration, the Company issued $450.0 million of 6 1/4% senior notes due 2015 (the “$450 Million Senior Notes”) at 100.614% of the principal amount of the notes plus accrued interest from June 2, 2005. The $450 Million Senior Notes, which are due June 15, 2015, with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $450 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments discounted to the date of redemption at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis.

On July 30, 2009, pursuant to the 2008 Shelf Registration, the Company issued the $265 Million Senior Notes at 98.014% of the principal amount of the notes. The $265 Million Senior Notes, which are due on September 15, 2017, with interest payable semiannually, represent senior unsecured obligations of the Company, and rank equally in right of payment with all of the Company’s existing and future senior indebtedness. The $265 Million Senior Notes may be redeemed in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at a defined rate, plus, in each case accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used substantially all of the net proceeds from the issuance of the $265 Million Senior Notes to purchase, pursuant to a simultaneous tender offer, $250.0 million in aggregate principal amount of the $350 Million Senior Notes.

On April 3, 2006, pursuant to the 2004 Shelf Registration, the Company issued $300.0 million of 7 1/4% senior notes due 2018 (the “$300 Million 7 1/4% Senior Notes”) at 99.486% of the principal amount of the notes. The $300 Million 7 1/4% Senior Notes, which are due June 15, 2018 with interest payable semi-annually, represent senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and are guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The $300 Million 7 1/4% Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis.

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

As of November 30, 2009, the Company was in compliance with the applicable terms of all of its covenants under the Credit Facility, senior notes indenture, and mortgages and land contracts due to land sellers and other loans. Based on the applicable terms of the Credit Facility and the senior notes indenture, $422.6 million of retained earnings would have been available for the payment of dividends at November 30, 2009.

Principal payments on notes, mortgages, land contracts and other loans are due as follows: 2010 — $18.5 million; 2011 — $102.5 million; 2012 — $142.8 million; 2013 — $0; 2014 — $249.4 million; and thereafter — $1.31 billion.

Assets (primarily inventories) having a carrying value of approximately $189.9 million as of November 30, 2009 are pledged to collateralize mortgages, land contracts and other secured loans.

Note 14.	Commitments and Contingencies

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

The changes in the Company’s warranty liability are as follows (in thousands):

	Years Ended November 30,
	2009	2008	2007

Balance at beginning of year	$145,369	$151,525	$141,060
Warranties issued	15,130	25,324	60,620
Payments and adjustments	(24,750)	(31,480)	(50,155)

Balance at end of year	$135,749	$145,369	$151,525

Warranties issued for the year ended November 30, 2009 include a charge of $5.7 million associated with the repair of approximately 230 homes primarily delivered in 2006 and 2007 and located in Florida and Louisiana that were identified as containing or suspected of containing allegedly defective drywall manufactured in China. The drywall was installed by certain of the Company’s subcontractors. After recording the charge, the Company believes that its warranty liability of $135.7 million at November 30, 2009 is sufficient to cover the estimated costs associated with its limited warranty obligations as well as the $14.4 million of estimated costs remaining to repair the identified homes. The Company is continuing to review whether there are any additional homes delivered in Florida, Louisiana or other locations that contain or may contain this drywall material. Based on the results of its review, the Company has not identified any homes outside of Florida and Louisiana that contain this drywall material. Depending on the outcome of its review and its actual claims experience, the Company may further increase its warranty liability in the future. Because the actual costs paid to repair the identified homes have been minimal, the amount accrued to repair these homes is based largely on the Company’s estimates of future costs. If the actual costs to repair these homes differ from the estimated costs, the Company may revise its warranty estimate for this issue.

The Company has been named as a defendant in one lawsuit relating to this drywall material, and it may in the future be subject to other similar litigation or claims that could cause the Company to incur significant costs. Given the preliminary nature of the proceedings, the Company has not concluded whether the outcome, if unfavorable, is likely to be material to its consolidated financial position or results of operations.

The Company will seek reimbursement from various sources for the costs it expects to incur to investigate and complete repairs and to defend itself in litigation associated with this drywall material. At this early stage of its efforts to investigate and complete repairs and to respond to litigation, however, the Company has not recorded any amounts for potential recoveries as of November 30, 2009.

In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales and land sales that may be affected by Accounting Standards Codification Topic No. 460, “Guarantees.” Based on historical evidence, the Company does not believe any of these representations, warranties or guarantees would result in a material effect on its consolidated financial position or results of operations.

The Company has, and requires the majority of its subcontractors to have, general liability insurance (including bodily injury and construction defect coverage), auto, and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, the Company’s general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the estimated costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above its coverage limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $107.0 million at November 30, 2009 and $101.5 million at November 30, 2008. These amounts are included in accrued expenses and other liabilities in the consolidated balance sheets.

The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with community improvements such as roads, sewers and water, and to certain unconsolidated joint ventures. At November 30, 2009, the Company had $539.7 million of performance bonds and $175.0 million of letters of credit outstanding. At November 30, 2008, the Company had $761.1 million of performance bonds and $211.8 million of letters of credit outstanding. In the event any such performance bonds or letters of credit were called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. At this time, the Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of letters of credit issued in connection with community improvements and certain unconsolidated joint ventures coincide with the expected completion dates of the related projects or obligations. If the obligations related to a project are ongoing, the relevant letters of credit are typically extended on a year-to-year basis.

Borrowings outstanding, if any, and letters of credit issued under the Credit Facility are guaranteed by the Guarantor Subsidiaries.

In the ordinary course of business, the Company enters into land option contracts to procure land for the construction of homes. At November 30, 2009, the Company had total deposits of $18.3 million, comprised of cash deposits of $9.6 million and letters of credit of $8.7 million, to purchase land having an aggregate purchase price of $450.2 million. The Company’s land option contracts generally do not contain provisions requiring the Company’s specific performance.

The Company leases certain property and equipment under noncancelable operating leases. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, the Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The future minimum rental payments under operating leases, which primarily consist of office leases having initial or remaining noncancelable lease terms in excess of one year, are as follows: 2010 — $11.7 million; 2011 — $10.1 million; 2012 — $7.9 million; 2013 — $5.6 million; 2014 — $3.4 million; and thereafter — $1.5 million. Rental expense on these operating leases was $10.3 million in 2009, $17.3 million in 2008 and $21.7 million in 2007.

Note 15.	Legal Matters

ERISA Litigation.  On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of ERISA, 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against the Company, its directors, certain of its current and former officers, and the board of directors committee that oversees the 401(k) Plan. After the court allowed leave to file an amended complaint, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of KB Home who participated in the 401(k) Plan. Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the 401(k) Plan about the Company’s alleged prior stock option backdating practices and by failing to remove the Company’s stock as an investment option under the 401(k) Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their 401(k) Plan accounts than they would have earned but for defendants’ alleged breach of duties.

The parties to the litigation have reached a settlement in principle, and the court was informed of this development on December 1, 2009. A scheduled hearing on the Company’s motion for summary judgment was taken off calendar, and the Company expects the final settlement to be submitted to the court for approval during the month of February 2010.

Other Matters.  On October 2, 2009, the staff of the SEC notified the Company that a formal order of investigation had been issued regarding possible accounting and disclosure issues. The staff has stated that its investigation should not be construed as an indication by the SEC that there has been any violation of the federal securities laws. The Company is cooperating with the staff of the SEC in connection with the investigation. The Company cannot predict the outcome of, or the timeframe for, the conclusion of this matter.

In addition to those described in this report, the Company is involved in litigation and government proceedings incidental to its business. These proceedings are in various procedural stages and, based on reports of counsel, the Company believes as of the date of this report that provisions or accruals made for any potential losses (to the extent estimable) are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a materially adverse effect on its consolidated financial position or results of operations. The outcome of any of these proceedings, however, is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they would, individually or in the aggregate, have a materially adverse effect on the Company’s consolidated financial position or results of operations.

Note 16.	Income Taxes

The components of income tax benefit (expense) in the consolidated statements of operations are as follows (in thousands):

	Federal	State	Total

2009
Current	$207,900	$1,500	$209,400
Deferred	—	—	—

Income tax benefit	$207,900	$1,500	$209,400

2008
Current	$(18,704)	$10,504	$(8,200)
Deferred	—	—	—

Income tax benefit (expense)	$(18,704)	$10,504	$(8,200)

2007
Current	$236,961	$27,195	$264,156
Deferred	(156,772)	(61,384)	(218,156)

Income tax benefit (expense)	$80,189	$(34,189)	$46,000

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2009	2008

Deferred tax liabilities:
Capitalized expenses	$117,684	$137,975
State taxes	52,223	36,699
Other	142	398

Total	$170,049	$175,072

Deferred tax assets:
Inventory impairments and land option contract abandonments	$378,834	$483,199
2009 and 2008 net operating loss	84,424	52,841
Warranty, legal and other accruals	147,924	191,209
Employee benefits	60,822	90,521
Partnerships and joint ventures	58,611	107,838
Depreciation and amortization	38,888	49,909
Capitalized expenses	6,573	9,039
Tax credits	140,133	59,676
Deferred income	1,219	2,741
Other	3,738	8,029

Total	921,166	1,055,002
Valuation allowance	(749,965)	(878,778)

Total	171,201	176,224

Net deferred tax assets	$1,152	$1,152

Income tax benefit computed at the statutory U.S. federal income tax rate and income tax benefit (expense) provided in the consolidated statements of operations differ as follows (in thousands):

	Years Ended November 30,
	2009	2008	2007

Income tax benefit computed at statutory rate	$108,914	$338,776	$511,270
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	11,079	25,142	46,116
Non-deductible stock-based and other compensation and related expenses	—	—	(3,574)
Tax credits	203	(3,984)	(3,594)
Valuation allowance for deferred tax assets (a)	91,918	(358,159)	(514,234)
Other, net	(2,714)	(9,975)	10,016

Income tax benefit (expense)	$209,400	$(8,200)	$46,000

(a)	The amounts in the table include only those items that impacted the income tax benefit (expense) in the consolidated statements of operations for each year. In 2009, the $128.8 million total net decrease in the valuation allowance for deferred tax assets reflected $91.9 million recorded as an income tax benefit in the consolidated statement of operations and $38.8 million of other reductions, primarily from forfeitures of certain equity-based awards. These amounts were partially offset by a $1.9 million increase in the valuation allowance recorded as a charge to accumulated other comprehensive loss.

The Company recognized an income tax benefit of $209.4 million in 2009, an income tax expense of $8.2 million in 2008, and an income tax benefit from continuing operations of $46.0 million in 2007. These amounts represent effective tax rates of approximately 67.3% for 2009, .8% for 2008 and 3.0% for 2007. The difference in the Company’s effective tax rate for 2009 compared to 2008 resulted primarily from the recognition of a $190.7 million federal income tax benefit based on the carryback and offset of its 2009 NOL against the Company’s earnings for 2005 and 2004, and the reversal of a $16.3 million liability for unrecognized federal and state tax benefits due to the status of federal and state tax audits. The change in the Company’s effective tax rate in 2008 from 2007 was primarily due to the disallowance of tax benefits related to the Company’s 2008 loss as a result of a full valuation allowance.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code to extend the permitted carryback period for offsetting certain NOLs against earnings to up to five years. Due to this recently enacted federal tax legislation, the Company was able to carry back and offset its 2009 NOL against earnings it generated in 2005 and 2004. As a result, the Company filed an application for a federal tax refund of $190.7 million and reflected this amount as a receivable in its consolidated balance sheet as of November 30, 2009. The Company expects to receive the cash proceeds from the refund in the first quarter of 2010.

In accordance with ASC 740, the Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During the first nine months of 2009, the Company recognized a net increase of $67.5 million in the valuation allowance. This increase reflected the net impact of an $89.9 million valuation allowance recorded during the first nine months of 2009, partly offset by a reduction of deferred tax assets due to the forfeiture of certain equity-based awards. In the fourth quarter of 2009, the Company recognized a decrease in the valuation allowance of $196.3 million primarily due to the benefit derived from the carryback and offset of its 2009 NOL against earnings it generated in 2005 and 2004. As a result, the net decrease in the valuation allowance for the year ended November 30, 2009 totaled $128.8 million. The decrease in the valuation allowance was reflected as a noncash income tax benefit of $130.7 million and a noncash charge of $1.9 million to accumulated other comprehensive loss. During 2008, the Company recorded a valuation allowance of $355.9 million against its net deferred tax assets. The valuation allowance was reflected as a noncash charge of $358.2 million to income tax expense and a noncash benefit of $2.3 million to accumulated other comprehensive loss (as a result of an adjustment made in accordance with ASC 715). For 2007, the Company recorded a valuation allowance totaling approximately $522.9 million against its net deferred tax assets. The valuation allowance was reflected as a noncash charge of $514.2 million to income tax expense and $8.7 million to accumulated other comprehensive loss. The majority of the tax benefits associated with the Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income.

The Company’s net deferred tax assets totaled $1.1 million at both November 30, 2009 and 2008. The Company’s deferred tax assets for which it did not establish a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carrybacks to the 2007 and 2006 years. To the extent the Company generates sufficient taxable income in the future to fully utilize the tax benefits of the related deferred tax assets, the Company expects its effective tax rate to decrease as the valuation allowance is reversed.

In July 2006, the FASB issued guidance which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this guidance effective December 1, 2007. As of the date of adoption, the Company’s net liability for unrecognized tax benefits was $18.3 million, which represented $27.6 million of gross unrecognized tax benefits less $9.3 million of indirect tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its consolidated financial statements as a component of the provision for income taxes. As of November 30, 2008, the Company’s liability for gross unrecognized tax benefits was $18.3 million, of which $7.0 million, if recognized, will affect the Company’s effective tax rate. The Company had $16.5 million and $16.9 million in accrued interest and penalties at December 1, 2007 and November 30, 2008, respectively. As of November 30, 2009, the Company’s liability for gross unrecognized tax benefits was $11.0 million, of which $1.3 million, if recognized, will affect the Company’s effective tax rate. The Company had $4.9 million in accrued interest and penalties at November 30, 2009. The Company’s liabilities for unrecognized tax benefits at November 30, 2009 and 2008 are included in accrued expenses and other liabilities on its consolidated balance sheets.

A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2009	2008

Balance at beginning of year	$18,332	$27,617
Additions for tax positions related to prior years	4,230	199
Reductions for tax positions of prior years	(270)	—
Reductions due to lapse of statute of limitations	(1,277)	—
Reductions due to resolution of federal and state audits	(9,991)	(9,484)

Balance at end of year	$11,024	$18,332

Included in the balance of gross unrecognized tax benefits at November 30, 2009 and 2008 are tax positions of $6.5 million and $6.3 million, respectively, for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to a tax authority to an earlier period.

During 2009, the Company reached a resolution with the Internal Revenue Service regarding an audit of fiscal years 2003 through 2005. The resolution was the primary reason for the reduction in the Company’s unrecognized tax benefits. The Company anticipates that total gross unrecognized tax benefits will decrease by an amount ranging from $3.0 million to $4.0 million during the twelve months from this reporting date due to various state filings associated with the resolution of the federal audit.

The fiscal years ending after 2005 remain open to federal examination and fiscal years after 2004 remain open to examination by various state taxing jurisdictions.

The benefits of the Company’s net operating losses, built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Section 382. Based on the Company’s analysis performed as of November 30, 2009, the Company does not believe it has experienced an ownership change as defined by Section 382, and, therefore, the net operating losses, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation as of this reporting date.

Note 17.	Stockholders’ Equity

Preferred Stock.  On January 22, 2009, the Company adopted a Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent, dated as of that date (the “2009 Rights Agreement”), and declared a dividend distribution of one preferred share purchase right for each outstanding share of common stock that was payable to stockholders of record as of the close of business on March 5, 2009. Subject to the terms, provisions and conditions of the 2009 Rights Agreement, if these rights become exercisable, each right would initially represent the right to purchase from the Company 1/100th of a share of its Series A Participating Cumulative Preferred Stock for a purchase price of $85.00 (the “Purchase Price”). If issued, each fractional share of preferred stock would generally give a stockholder approximately the same dividend, voting and liquidation rights as does one share of the Company’s common stock. However, prior to exercise, a right does not give its holder any rights as a stockholder, including without limitation any dividend, voting or liquidation rights. The rights will not be exercisable until the earlier of (i) 10 calendar days after a public announcement by the Company that a person or group has become an Acquiring Person (as defined under the 2009 Rights Agreement) and (ii) 10 business days after the commencement of a tender or exchange offer by a person or group if upon consummation of the offer the person or group would beneficially own 4.9% or more of the Company’s outstanding common stock.

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

At any time prior to the later of the Distribution Date and the time the Company publicly announces that an Acquiring Person becomes such, the Company’s board of directors may redeem all of the then-outstanding rights in whole, but not in part, at a price of $0.001 per right, subject to adjustment (the “Redemption Price”). The redemption will be effective immediately upon the board of directors’ action, unless the action provides that such redemption will be effective at a subsequent time or upon the occurrence or nonoccurrence of one or more specified events, in which case the redemption will be effective in accordance with the provisions of the action. Immediately upon the effectiveness of the redemption of the rights, the right to exercise the rights will terminate and the only right of the holders of rights will be to receive the Redemption Price, with interest thereon. The rights issued pursuant to the 2009 Rights Agreement will expire on the earliest of (a) the close of business on March 5, 2019, (b) the time at which the rights are redeemed, (c) the time at which the rights are exchanged, (d) the time at which the Company’s board of directors determines that a related provision in the Company’s Restated Certificate of Incorporation is no longer necessary, and (e) the close of business on the first day of a taxable year of the Company to which the Company’s board of directors determines that no tax benefits may be carried forward. At the Company’s annual meeting of stockholders on April 2, 2009, the Company’s stockholders approved the 2009 Rights Agreement.

Common Stock.  As of November 30, 2009, the Company was authorized to repurchase four million shares of its common stock under a board-approved stock repurchase program. The Company did not repurchase any of its common stock under this program in 2009, 2008 or 2007. The Company acquired $.6 million in 2009, $1.0 million in 2008 and $6.9 million in 2007, of common stock, which were previously issued shares delivered to the Company by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the share repurchase program.

In November 2008, the Company’s board of directors reduced the quarterly cash dividend on the Company’s common stock to $.0625 per share from $.25 per share.

Note 18.	Employee Benefit and Stock Plans

Most employees are eligible to participate in the 401(k) Plan under which contributions by employees are partially matched by the Company. The aggregate cost of the 401(k) Plan to the Company was $3.2 million in 2009, $4.1 million in 2008 and $6.2 million in 2007. The assets of the 401(k) Plan are held by a third-party trustee. The 401(k) plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan. A fund consisting of the Company’s common stock is one of the investment choices available to participants. As of November 30, 2009, 2008 and 2007, approximately 6%, 5% and 5%, respectively, of the 401(k) Plan’s net assets were invested in the fund consisting of the Company’s common stock.

The Company’s 2001 Stock Incentive Plan provides that stock options, performance stock, restricted stock and stock units may be awarded to any employee of the Company for periods of up to 15 years. The 2001 Stock Incentive Plan also enables the Company to grant cash bonuses, SARs and other stock-based awards. In addition to awards outstanding under the 2001 Stock Incentive Plan, the Company has awards outstanding under its 1998 Stock Incentive Plan, 1988 Employee Stock Plan and its Performance-Based Incentive Plan for Senior Management, each of which provides for generally the same types of awards as the 2001 Stock Incentive Plan, and its Amended and Restated 1999 Incentive Plan (the “1999 Plan”) which provides for generally the same types of awards as the 2001 Stock Incentive Plan, but with periods of up to 10 years. As of November 30, 2009, the 2001 Stock Incentive Plan is the Company’s primary employee stock plan.

Stock Options.  Stock option transactions are summarized as follows:

	Years Ended November 30,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	7,847,402	$30.11	8,173,464	$30.17	8,354,276	$28.71
Granted	1,403,141	15.44	—	—	787,600	34.78
Exercised	—	—	(144,020)	18.31	(327,681)	24.27
Cancelled	(3,538,842)	28.69	(182,042)	42.33	(640,731)	37.04

Options outstanding at end of year	5,711,701	$27.39	7,847,402	$30.11	8,173,464	$30.17

Options exercisable at end of year	4,046,027	$31.05	7,321,170	$29.77	7,238,598	$28.98

Options available for grant at end of year	1,714,650		593,897		501,892

There were no stock options exercised during the year ended November 30, 2009. The total intrinsic value of stock options exercised during the years ended November 30, 2008 and 2007 was $1.0 million and $5.5 million, respectively. The aggregate intrinsic value of stock options outstanding was $.1 million, $.1 million and $9.9 million at November 30, 2009, 2008 and 2007, respectively. The aggregate intrinsic value of stock options exercisable at November 30, 2009, 2008 and 2007 was $.1 million, $.1 million and $9.9 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option. In 2009, in connection with the settlement of certain stockholder derivative litigation, the Company’s former chairman and chief executive officer relinquished 3,011,452 stock options to the Company and those stock options were cancelled. In 2007, 371,399 options were cancelled as a result of the irrevocable election of each of the Company’s non-employee directors to receive payouts in cash of all outstanding stock-based awards granted to them under the Company’s compensation plan for such directors.

Stock options outstanding at November 30, 2009 are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Price	Options	Price	Life	Options	Price	Life

$ 8.88 to $13.95	668,539	$13.73	6.79	668,539	$13.73
$13.96 to $15.44	1,403,141	15.44	9.84	—	—
$15.45 to $32.66	1,192,703	24.14	7.99	1,146,870	23.98
$32.67 to $36.19	1,495,929	34.86	8.21	1,279,229	34.63
$36.20 to $69.63	951,389	46.93	9.14	951,389	46.93

$ 8.88 to $69.63	5,711,701	$27.39	8.55	4,046,027	$31.05	8.18

The weighted average fair value of options granted in 2009 and 2007 was $7.16 and $11.42, respectively. The Company granted no stock options in 2008. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2009 and 2007, respectively: a risk-free interest rate of 1.9% and 4.8%; an expected volatility factor for the market price of the Company’s common stock of 64.3% and 41.1%; a dividend yield of 1.6% and 2.9%; and an expected life of 4 years and 5 years.

The Company’s stock-based compensation expense related to stock option grants was $2.6 million in 2009, $5.0 million in 2008 and $9.4 million in 2007. As of November 30, 2009, there was $9.5 million of total unrecognized stock-based compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.7 years.

The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. Actual tax shortfalls realized for the tax deduction from stock option exercises of $4.1 million in 2009 and $1.1 million in 2008, and actual tax benefits realized for the tax deduction from stock option exercises of $2.1 million in 2007, were recorded as paid-in capital. In 2009, 2008 and 2007, the consolidated statement of cash flows reflects $0, $0 and $.9 million, respectively, of excess tax benefit associated with the exercise of stock options since December 1, 2005, in accordance with the cash flow classification requirements of ASC 718.

Other Stock-Based Awards.  From time to time, the Company grants restricted common stock to various employees as a compensation benefit. During the restriction periods, the employees are entitled to vote and receive dividends on such shares. The restrictions imposed with respect to the shares granted lapse over periods of three or eight years if certain conditions are met.

Restricted stock transactions are summarized as follows:

	Year Ended November 30, 2009
		Weighted
		Average
		per Share
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	700,000	$15.70
Granted	445,831	15.44
Vested	—	—
Cancelled	(700,000)	15.70

Outstanding at end of year	445,831	$15.44

In 2009, in connection with the settlement of certain stockholder derivative litigation, the Company’s former chairman and chief executive officer relinquished 700,000 shares of restricted common stock.

On July 12, 2007, the Company awarded 54,000 Performance Shares to its President and Chief Executive Officer subject to the terms of the 1999 Plan, the President and Chief Executive Officer’s Performance Stock Agreement dated July 12, 2007 and his Employment Agreement dated February 28, 2007. Depending on the Company’s total shareholder return over the three-year period ending on November 30, 2009 relative to a group of peer companies, zero to 150% of the Performance Shares will vest and become unrestricted. In accordance with ASC 718, the Company used a Monte Carlo simulation model to estimate the grant-date fair value of the Performance Shares. The total grant-date fair value of $2.0 million was recognized over the requisite service period. On January 21, 2010, the management development and compensation committee of the Company’s board of directors certified the Company’s relative total shareholder return over the performance period associated with the Performance Shares and determined that the vesting restrictions lapsed with respect to 48,492 Performance Shares effective on that date.

During 2009, 2008 and 2007, the Company granted phantom shares to various employees. During 2008 and 2007, the Company also granted SARs to various employees. Both phantom shares and SARs are accounted for as liabilities in the Company’s consolidated financial statements because such awards provide for settlement in cash. Each phantom share represents the right to receive a cash payment equal to the closing price of the Company’s common stock on the applicable vesting date. Each SAR represents a right to receive a cash payment equal to the positive difference, if any, between the grant price and the market value of a share of the Company’s common stock on the date of exercise. The phantom shares vest in full at the end of three years, while the SARs vest in equal annual installments over three years. There were 926,705 phantom shares and 2,292,537 SARs outstanding as of November 30, 2009, 1,099,722 phantom shares and 2,345,154 SARs outstanding as of November 30, 2008, and 892,926 phantom shares and 1,100,519 SARs outstanding as of November 30, 2007.

The Company recognized total compensation expense of $10.0 million in 2009, $7.1 million in 2008 and $7.4 million in 2007 related to restricted common stock, the Performance Shares, phantom shares and SARs.

Grantor Stock Ownership Trust.  On August 27, 1999, the Company established a grantor stock ownership trust (the “Trust”) into which certain shares repurchased in 2000 and 1999 were transferred. The Trust, administered by a third-party trustee, holds and distributes the shares of common stock acquired to support certain employee compensation and employee benefit obligations of the Company under its existing stock option, 401(k) Plan and other employee benefit plans. The existence of the Trust has no impact on the amount of benefits or compensation that is paid under these plans.

For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings (loss) per share. The Trust held 11,228,951 and 11,901,382 shares of common stock at November 30, 2009 and 2008, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

Note 19.	Postretirement Benefits

As of November 30, 2009, the Company had a supplemental non-qualified, unfunded retirement plan, the KB Home Retirement Plan, effective as of July 11, 2002, pursuant to which the Company pays supplemental pension benefits to certain employees upon retirement. The Company’s supplemental non-qualified, unfunded retirement plan, the KB Home Supplemental Executive Retirement Plan, restated effective as of July 12, 2001, was terminated during 2009. In connection with the plans, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with each plan are held by a trust, established as part of the plans to implement and carry out the provisions of the plans and to finance the benefits offered under the plans. The trust is the owner and beneficiary of such contracts. The amount of the insurance coverage is designed to provide sufficient revenues to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The cash surrender value of these insurance contracts was $38.3 million at November 30, 2009 and $43.5 million at November 30, 2008.

On November 1, 2001, the Company implemented an unfunded death benefit plan, the KB Home Death Benefit Only Plan, for certain key management employees. In connection with the plan, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such contracts. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The cash surrender value of these insurance contracts was $12.9 million at November 30, 2009 and $15.0 million at November 30, 2008.

The net periodic benefit cost of the Company’s postretirement benefit plans for the year ended November 30, 2009 was $5.6 million, which included service costs of $1.1 million, interest costs of $2.4 million, amortization of prior service costs of $1.5 million and a charge of $.8 million due to plan settlements, partly offset by other income of $.2 million. The net periodic benefit cost of these plans for the year ended November 30, 2008 was $6.5 million, which included service costs of $1.3 million, interest costs of $2.9 million, amortization of prior service costs of $1.6 million and other costs of $.7 million and for the year ended November 30, 2007 was $5.6 million, which included service costs of $1.4 million, interest costs of $2.6 million and amortization of prior service costs of $1.6 million. In 2009, in connection with the settlement of certain stockholder derivative litigation, the Company paid $22.2 million to its former chairman and chief executive officer under the KB Home Retirement Plan and the KB Home Supplemental Executive Retirement Plan. The liabilities related to the postretirement benefit plans were $38.3 million at November 30, 2009 and $50.1 million at November 30, 2008, and are included in accrued expenses and other liabilities in the consolidated balance sheets. For the years ended November 30, 2009 and 2008, the discount rates used for the plans were 5.7% and 6.5%, respectively.

Benefit payments under the Company’s postretirement benefit plans are expected to be paid as follows: 2010 — $.2 million; 2011 — $.2 million; 2012 — $.3 million; 2013 — $1.1 million; 2014 — $1.4 million; and for the five years ended November 30, 2019 — $13.1 million in the aggregate.

Effective November 30, 2007, the Company adopted provisions of ASC 715, which require an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service cost and actuarial gains/losses to be recognized in other comprehensive income (loss). The postretirement benefit liability at November 30, 2007 reflected the Company’s adoption of ASC 715, which increased the liability by $22.9 million with a corresponding charge to accumulated other comprehensive loss in stockholders’ equity in the consolidated balance sheet. The $8.7 million deferred tax asset resulting from the adoption of ASC 715 was offset by a valuation allowance established in accordance with ASC 740. The adoption of ASC 715 did not affect the Company’s consolidated results of operations or cash flows. The Company uses November 30 as the measurement date for its postretirement benefit plans.

Note 20.	Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2009	2008	2007
Summary of cash and cash equivalents:
Homebuilding	$1,174,715	$1,135,399	$1,325,255
Financial services	3,246	6,119	18,487

Total	$1,177,961	$1,141,518	$1,343,742

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$55,892	$20,726	$29,572
Income taxes paid (refunded)	(235,273)	(122,872)	131,329

Supplemental disclosure of noncash activities:
Increase in inventories in connection with consolidation of joint ventures	$97,550	$—	$—
Increase in secured debt in connection with consolidation of joint ventures	133,051	—	—
Reclassification from inventory to operating properties	72,548	—	—
Reclassification from accounts payable to investments in unconsolidated joint ventures	50,626	—	—
Cost of inventories acquired through seller financing	16,240	90,028	4,139
Decrease in consolidated inventories not owned	(45,340)	(143,091)	(409,505)

Note 21.	Discontinued Operations

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

As a result of the sale, the results of the former French operations are included in discontinued operations in the Company’s consolidated statements of operations for all periods presented. In addition, cash flows related to these discontinued operations are presented separately in the consolidated statements of cash flows for all periods presented.

The following amounts related to the French operations were derived from historical financial information and have been segregated from continuing operations and reported as discontinued operations (in thousands):

Year Ended
November 30,
2007

Revenues	$911,841
Construction and land costs	(680,234)
Selling, general and administrative expenses	(129,407)

Operating income	102,200
Interest income	1,199
Minority interests	(38,665)
Equity in income of unconsolidated joint ventures	4,118

Income from discontinued operations before income taxes	68,852
Income tax expense	(21,600)

Income from discontinued operations, net of income taxes	$47,252

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

Note 22.	Quarterly Results (unaudited)

Shown below are consolidated quarterly results for the Company for the years ended November 30, 2009 and 2008 (in thousands, except per share amounts):

	First	Second	Third	Fourth

2009
Revenues	$307,361	$384,470	$458,451	$674,568
Gross profit	14,783	6,115	41,773	3,833
Pretax loss	(59,572)	(83,583)	(77,048)	(90,981)
Net income (loss)	(58,072)	(78,383)	(66,048)	100,719

Basic and diluted earnings (loss) per share	$(.75)	$(1.03)	$(.87)	$1.31

2008
Revenues	$794,224	$639,065	$681,610	$919,037
Gross profit (loss)	(121,333)	(118,746)	25,383	(76,950)
Pretax loss	(267,872)	(255,330)	(151,745)	(292,984)
Net loss	(268,172)	(255,930)	(144,745)	(307,284)

Basic and diluted loss per share	$(3.47)	$(3.30)	$(1.87)	$(3.96)

Included in gross profit in the first, second, third and fourth quarters of 2009 were inventory impairment charges of $24.4 million, $5.8 million, $22.8 million and $67.9 million, respectively, and pretax charges for land option contract abandonments of $.3 million, $36.5 million, $1.7 million and $8.8 million, respectively. The pretax loss in the first, second, third and fourth quarters of 2009 also included charges for joint venture impairments of $7.6 million, $7.2 million, $23.2 million and $.5 million, respectively. Included in gross profit (loss) in the first, second, third and fourth quarters of 2008 were inventory impairment charges of $180.3 million, $154.0 million, $39.1 million and $192.5 million, respectively. Gross profit (loss) in the first, second and fourth quarters of 2008 also included pretax charges for land option contract abandonments of $7.3 million, $20.4 million, and $13.2 million, respectively. There were no such charges in the third quarter of 2008. The pretax loss in the first, second, third and fourth quarters of 2008 also included charges for joint venture impairments of $36.4 million, $2.2 million, $43.1 million and $60.2 million, respectively.

The pretax loss in the second and fourth quarters of 2008 included charges of $24.6 million and $43.4 million, respectively, for goodwill impairments.

The net loss in the first, second and third quarters of 2009 included charges of $22.7 million, $31.7 million, $35.5 million, respectively, to record valuation allowances against net deferred tax assets in accordance with ASC 740. The charge in the first quarter was substantially offset by a reduction of deferred tax assets due to the forfeiture of certain equity-based awards. The net income in the fourth quarter of 2009 included a decrease of $196.3 million in the deferred tax asset valuation allowance primarily due to the benefit derived from the Company’s carryback and offset of its 2009 NOL against earnings it generated in 2005 and 2004 in accordance with recently enacted federal tax legislation. The net loss in the first, second, third and fourth quarters of 2008 included charges of $100.0 million, $98.9 million, $58.1 million and $98.9 million, respectively, to record valuation allowances against net deferred tax assets in accordance with ASC 740.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Note 23.	Supplemental Guarantor Information

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended November 30, 2009
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,608,533	$216,317	$—	$1,824,850

Homebuilding:
Revenues	$—	$1,608,533	$207,882	$—	$1,816,415
Construction and land costs	—	(1,548,678)	(201,233)	—	(1,749,911)
Selling, general and administrative expenses	(71,181)	(198,964)	(32,879)	—	(303,024)

Operating loss	(71,181)	(139,109)	(26,230)	—	(236,520)
Interest income	5,965	887	663	—	7,515
Loss on early redemption/interest expense, net of amounts capitalized	31,442	(74,946)	(8,259)	—	(51,763)
Equity in loss of unconsolidated joint ventures	—	(22,840)	(26,775)	—	(49,615)

Homebuilding pretax loss	(33,774)	(236,008)	(60,601)	—	(330,383)
Financial services pretax income	—	—	19,199	—	19,199

Total pretax loss	(33,774)	(236,008)	(41,402)	—	(311,184)
Income tax benefit	22,700	158,800	27,900	—	209,400
Equity in net loss of subsidiaries	(90,710)	—	—	90,710	—

Net loss	$(101,784)	$(77,208)	$(13,502)	$90,710	$(101,784)

	Year Ended November 30, 2008
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$2,331,771	$702,165	$—	$3,033,936

Homebuilding:
Revenues	$—	$2,331,771	$691,398	$—	$3,023,169
Construction and land costs	—	(2,555,911)	(758,904)	—	(3,314,815)
Selling, general and administrative expenses	(74,075)	(296,964)	(129,988)	—	(501,027)
Goodwill impairment	(67,970)	—	—	—	(67,970)

Operating loss	(142,045)	(521,104)	(197,494)	—	(860,643)
Interest income	31,666	2,524	420	—	34,610
Loss on early redemption/interest expense, net of amounts capitalized	56,541	(34,946)	(34,561)	—	(12,966)
Equity in loss of unconsolidated joint ventures	—	(10,742)	(142,008)	—	(152,750)

Homebuilding pretax loss	(53,838)	(564,268)	(373,643)	—	(991,749)
Financial services pretax income	—	—	23,818	—	23,818

Total pretax loss	(53,838)	(564,268)	(349,825)	—	(967,931)
Income tax expense	(400)	(4,600)	(3,200)	—	(8,200)
Equity in net loss of subsidiaries	(921,893)	—	—	921,893	—

Net loss	$(976,131)	$(568,868)	$(353,025)	$921,893	$(976,131)

	Year Ended November 30, 2007
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$4,752,649	$1,663,877	$—	$6,416,526

Homebuilding:
Revenues	$—	$4,752,649	$1,647,942	$—	$6,400,591
Construction and land costs	—	(5,299,357)	(1,527,022)	—	(6,826,379)
Selling, general and administrative expenses	(104,646)	(518,912)	(201,063)	—	(824,621)
Goodwill impairment	(107,926)	—	—	—	(107,926)

Operating loss	(212,572)	(1,065,620)	(80,143)	—	(1,358,335)
Interest income	21,869	6,193	574	—	28,636
Loss on early redemption/interest expense, net of amounts capitalized	179,100	(146,204)	(45,886)	—	(12,990)
Equity in loss of unconsolidated joint ventures	—	(26,105)	(125,812)	—	(151,917)

Homebuilding pretax loss	(11,603)	(1,231,736)	(251,267)	—	(1,494,606)
Financial services pretax income	—	—	33,836	—	33,836

Loss from continuing operations before income taxes	(11,603)	(1,231,736)	(217,431)	—	(1,460,770)
Income tax benefit	400	38,800	6,800	—	46,000

Loss from continuing operations before equity in net loss of subsidiaries	(11,203)	(1,192,936)	(210,631)	—	(1,414,770)
Income from discontinued operations, net of income taxes	—	—	485,356	—	485,356

Income (loss) before equity in net income (loss) of subsidiaries	(11,203)	(1,192,936)	274,725	—	(929,414)
Equity in net income (loss) of subsidiaries:
Continuing operations	(1,403,567)	—	—	1,403,567	—
Discontinued operations	485,356	—	—	(485,356)	—

Net income (loss)	$(929,414)	$(1,192,936)	$274,725	$918,211	$(929,414)

CONDENSED CONSOLIDATING BALANCE SHEETS
(In Thousands)

	November 30, 2009
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$995,122	$56,969	$122,624	$—	$1,174,715
Restricted cash	114,292	—	—	—	114,292
Receivables	191,747	109,536	36,647	—	337,930
Inventories	—	1,374,617	126,777	—	1,501,394
Investments in unconsolidated joint ventures	—	115,402	4,266	—	119,668
Other assets	68,895	85,856	(185)	—	154,566

	1,370,056	1,742,380	290,129	—	3,402,565
Financial services	—	—	33,424	—	33,424
Investments in subsidiaries	35,955	—	—	(35,955)	—

Total assets	$1,406,011	$1,742,380	$323,553	$(35,955)	$3,435,989

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$147,264	$588,203	$165,878	$—	$901,345
Mortgages and notes payable	1,656,402	163,967	1	—	1,820,370

	1,803,666	752,170	165,879	—	2,721,715
Financial services	—	—	7,050	—	7,050
Intercompany	(1,104,879)	990,210	114,669	—	—
Stockholders’ equity	707,224	—	35,955	(35,955)	707,224

Total liabilities and stockholders’ equity	$1,406,011	$1,742,380	$323,553	$(35,955)	$3,435,989

	November 30, 2008
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$987,057	$25,067	$123,275	$—	$1,135,399
Restricted cash	115,404	—	—	—	115,404
Receivables	218,600	126,713	12,406	—	357,719
Inventories	—	1,748,526	358,190	—	2,106,716
Investments in unconsolidated joint ventures	—	176,290	1,359	—	177,649
Other assets	83,028	13,954	2,279	—	99,261

	1,404,089	2,090,550	497,509	—	3,992,148
Financial services	—	—	52,152	—	52,152
Investments in subsidiaries	51,848	—	—	(51,848)	—

Total assets	$1,455,937	$2,090,550	$549,661	$(51,848)	$4,044,300

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$190,455	$786,717	$285,519	$—	$1,262,691
Mortgages and notes payable	1,845,169	96,368	—	—	1,941,537

	2,035,624	883,085	285,519	—	3,204,228
Financial services	—	—	9,467	—	9,467
Intercompany	(1,410,292)	1,207,465	202,827	—	—
Stockholders’ equity	830,605	—	51,848	(51,848)	830,605

Total liabilities and stockholders’ equity	$1,455,937	$2,090,550	$549,661	$(51,848)	$4,044,300

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended November 30, 2009
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(101,784)	$(77,208)	$(13,502)	$90,710	$(101,784)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	153,294	14,855	—	168,149
Changes in assets and liabilities:
Receivables	26,853	33,210	(24,396)	—	35,667
Inventories	—	216,554	216,521	—	433,075
Accounts payable, accrued expenses and other liabilities	(47,284)	(83,316)	(122,020)	—	(252,620)
Other, net	22,313	24,411	20,701	—	67,425

Net cash provided (used) by operating activities	(99,902)	266,945	92,159	90,710	349,912

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(14,517)	(5,405)	—	(19,922)
Sales (purchases) of property and equipment, net	(142)	(1,497)	264	—	(1,375)

Net cash used by investing activities	(142)	(16,014)	(5,141)	—	(21,297)

Cash flows from financing activities:
Change in restricted cash	1,112	—	—	—	1,112
Proceeds from issuance of senior notes	259,737	—	—	—	259,737
Payment of senior notes issuance costs	(4,294)	—	—	—	(4,294)
Repayment of senior and senior subordinated notes	(453,105)	—	—	—	(453,105)
Payments on mortgages, land contracts and other loans	—	(78,983)	—	—	(78,983)
Issuance of common stock under employee stock plans	3,074	—	—	—	3,074
Payments of cash dividends	(19,097)	—	—	—	(19,097)
Repurchases of common stock	(616)	—	—	—	(616)
Intercompany	321,298	(140,046)	(90,542)	(90,710)	—

Net cash provided (used) by financing activities	108,109	(219,029)	(90,542)	(90,710)	(292,172)

Net increase (decrease) in cash and cash equivalents	8,065	31,902	(3,524)	—	36,443
Cash and cash equivalents at beginning of year	987,057	25,067	129,394	—	1,141,518

Cash and cash equivalents at end of year	$995,122	$56,969	$125,870	$—	$1,177,961

	Year Ended November 30, 2008
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(976,131)	$(568,868)	$(353,025)	$921,893	$(976,131)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for deferred income taxes	221,306	—	—	—	221,306
Inventory impairments and land option contract abandonments	—	469,017	137,774	—	606,791
Goodwill impairment	67,970	—	—	—	67,970
Changes in assets and liabilities:
Receivables	(92,069)	24,376	7,128	—	(60,565)
Inventories	—	409,629	136,221	—	545,850
Accounts payable, accrued expenses and other liabilities	(20,246)	(210,319)	(52,216)	—	(282,781)
Other, net	48,519	19,978	150,385	—	218,882

Net cash provided (used) by operating activities	(750,651)	143,813	26,267	921,893	341,322

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	8,985	(68,610)	—	(59,625)
Sales (purchases) of property and equipment, net	5,837	(55)	1,291	—	7,073

Net cash provided (used) by investing activities	5,837	8,930	(67,319)	—	(52,552)

Cash flows from financing activities:
Change in restricted cash	(115,404)	—	—	—	(115,404)
Repayment of senior subordinated notes	(305,814)	—	—	—	(305,814)
Payments on mortgages, land contracts and other loans	—	(12,800)	—	—	(12,800)
Issuance of common stock under employee stock plans	6,958	—	—	—	6,958
Payments of cash dividends	(62,967)	—	—	—	(62,967)
Repurchases of common stock	(967)	—	—	—	(967)
Intercompany	1,105,636	(186,395)	2,652	(921,893)	—

Net cash provided (used) by financing activities	627,442	(199,195)	2,652	(921,893)	(490,994)

Net decrease in cash and cash equivalents	(117,372)	(46,452)	(38,400)	—	(202,224)
Cash and cash equivalents at beginning of year	1,104,429	71,519	167,794	—	1,343,742

Cash and cash equivalents at end of year	$987,057	$25,067	$129,394	$—	$1,141,518

	Year Ended November 30, 2007
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(929,414)	$(1,192,936)	$(210,631)	$1,403,567	$(929,414)
Income from discontinued operations, net of income taxes	—	—	(47,252)	—	(47,252)
Gain on sale of discontinued operations, net of income taxes	(438,104)	—	—	—	(438,104)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for deferred income taxes	208,348	—	—	—	208,348
Inventory impairments and land option contract abandonments	—	1,173,855	80,127	—	1,253,982
Goodwill impairment	107,926	—	—	—	107,926
Changes in assets and liabilities:
Receivables	(121,225)	41,726	8,093	—	(71,406)
Inventories	—	367,142	412,733	—	779,875
Accounts payable, accrued expenses and other liabilities	(199,306)	62,000	(203,324)	—	(340,630)
Other, net	(151,042)	53,528	323,691	—	226,177

Net cash provided (used) by operating activities — continuing operations	(1,522,817)	505,315	363,437	1,403,567	749,502
Net cash provided by operating activities — discontinued operations	—	—	297,397	—	297,397

Net cash provided (used) by operating activities	(1,522,817)	505,315	660,834	1,403,567	1,046,899

Cash flows from investing activities:
Sale of discontinued operations, net of cash divested	739,764	—	—	—	739,764
Investments in unconsolidated joint ventures	—	(35,227)	(49,961)	—	(85,188)
Sales (purchases) of property and equipment, net	(558)	(201)	1,444	—	685

Net cash provided (used) by investing activities — continuing operations	739,206	(35,428)	(48,517)	—	655,261
Net cash used by investing activities — discontinued operations	—	—	(12,112)	—	(12,112)

Net cash provided (used) by investing activities	739,206	(35,428)	(60,629)	—	643,149

Cash flows from financing activities:
Redemption of term loan	(400,000)	—	—	—	(400,000)
Repayment of senior subordinated notes	(258,968)	—	—	—	(258,968)
Payments on mortgages, land contracts and other loans	—	(87,566)	(26,553)	—	(114,119)
Issuance of common stock under employee stock plans	12,310	—	—	—	12,310
Excess tax benefit associated with exercise of stock options	882	—	—	—	882
Payments of cash dividends	(77,170)	—	—	—	(77,170)
Repurchases of common stock	(6,896)	—	—	—	(6,896)
Intercompany	2,170,661	(461,631)	(305,463)	(1,403,567)	—

Net cash provided (used) by financing activities — continuing operations	1,440,819	(549,197)	(332,016)	(1,403,567)	(843,961)
Net cash used by financing activities — discontinued operations	—	—	(306,527)	—	(306,527)

Net cash provided (used) by financing activities	1,440,819	(549,197)	(638,543)	(1,403,567)	(1,150,488)

Net increase (decrease) in cash and cash equivalents	657,208	(79,310)	(38,338)	—	539,560
Cash and cash equivalents at beginning of year	447,221	150,829	206,132	—	804,182

Cash and cash equivalents at end of year	$1,104,429	$71,519	$167,794	$—	$1,343,742

Note 24.  Subsequent Events

Based on its current and expected future cash position, the Company voluntarily reduced the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million, effective December 28, 2009. The decrease in the aggregate commitment will reduce the costs associated with maintaining the Credit Facility. The November 2010 maturity date and the other terms of the Credit Facility remain unchanged.

The Company has evaluated subsequent events through the filing of the financial statements with the SEC on January 29, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of KB Home:

We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 19 to the consolidated financial statements, in 2007, the Company changed its method of accounting for defined postretirement benefit plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KB Home’s internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2010 expressed an unqualified opinion thereon.

Los Angeles, California
January 29, 2010

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Senior Vice President and Chief Accounting Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2009.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of November 30, 2009.

(b)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of KB Home:

We have audited KB Home’s internal control over financial reporting as of November 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KB Home’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, KB Home maintained, in all material respects, effective internal control over financial reporting as of November 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KB Home as of November 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2009 and our report dated January 29, 2010 expressed an unqualified opinion thereon.

Los Angeles, California
January 29, 2010

(c)  Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I. Except as set forth below, the other information called for by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Proposal 1: Election of Directors” sections of our Proxy Statement for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”), which will be filed with the SEC not later than March 30, 2010 (120 days after the end of our fiscal year).

Ethics Policy

We have adopted an Ethics Policy for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. The Ethics Policy is available on our website at
http://investor.kbhome.com. Stockholders may request a free copy of the Ethics Policy from:

KB Home
Attention: Investor Relations
10990 Wilshire Boulevard
Los Angeles, California 90024
(310) 231-4000
investorrelations@kbhome.com

Within the time period required by the SEC and the New York Stock Exchange, we will post on our website at http://investor.kbhome.com any amendment to our Ethics Policy and any waiver applicable to our principal executive officer, principal financial officer or principal accounting officer, or persons performing similar functions, and our other executive officers or directors.

Corporate Governance Principles

We have adopted Corporate Governance Principles, which are available on our website at http://investor.kbhome.com. Stockholders may request a free copy of the Corporate Governance Principles from the address, phone number and email address set forth above under “Ethics Policy.”

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Executive Compensation” sections of the 2010 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the “Ownership of KB Home Securities” section of the 2010 Proxy Statement, except for the information required by Item 201(d) of Regulation S-K, which is provided below.

The following table presents information as of November 30, 2009 with respect to shares of our common stock that may be issued under our existing compensation plans:

Equity Compensation Plan Information
Number of common
	Number of		shares remaining
	common shares to		available for future
	be issued upon		issuance under equity
	exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding common
	warrants and	outstanding options,	shares reflected in
	rights	warrants and rights	column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	5,711,701	$27.39	1,714,650
Equity compensation plans not approved by stockholders	—	—	—	(1)

Total	5,711,701	$27.39	1,714,650

(1)	Represents our current compensation plan for our non-employee directors that provides for an unlimited number of grants of deferred common stock units or stock options. These stock units and options are described in the “Director Compensation” section of our 2010 Proxy Statement, which is incorporated herein. Although we may purchase shares of our common stock on the open market to satisfy the payment of these stock units and options, to date, all of them have been settled in cash. Further, under the non-employee directors’ current compensation plan, our non-employee directors cannot receive shares of our common stock in satisfaction of their stock units or options unless and until approved by our stockholders. Therefore, we consider the non-employee directors compensation plans as having no available capacity to issue shares of our common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Other Matters” sections of our 2010 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the “Independent Auditor Fees and Services” section of our 2010 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     Financial Statements

Reference is made to the index set forth on page 57 of this Annual Report on Form 10-K.

    Exhibits

Exhibit
Number	Description

2.1	Share Purchase Agreement, dated May 22, 2007, by and between KB Home, Kaufman and Broad Development Group, International Mortgage Acceptance Corporation, Kaufman and Broad International, Inc. and Financière Gaillon 8 S.A.S., filed as an exhibit to the Company’s Current Report on Form 8-K dated May 22, 2007, is incorporated by reference herein.
3.1	Restated Certificate of Incorporation, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.
3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock, dated as of January 22, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.
3.3	By-Laws, as amended and restated on April 5, 2007, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.
3.4	Restated Certificate of Incorporation, as amended, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 7, 2009, is incorporated by reference herein.
4.1	Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent, dated January 22, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.
4.2	Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated February 4, 1999, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 4, 1999, is incorporated by reference herein.
4.3	First Amendment, dated as of April 29, 2005, to the Rights Agreement, dated as of February 4, 1999, between the Company and Mellon Investor Services LLC, as rights agent, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005, is incorporated by reference herein.
4.4	Second Amendment, dated as of January 22, 2009, to the Rights Agreement, dated as of February 4, 1999 and amended as of April 29, 2005, between the Company and Mellon Investor Services LLC, as rights agent, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.
4.5	Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among the Company, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to the Company’s Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.
4.6	Second Supplemental Indenture relating to 6 3/8% Senior Notes due 2011 among the Company, the Guarantors and Sun Trust Bank, Atlanta, dated June 30, 2004, filed as an exhibit to the Company’s registration statement No. 333-119228 on Form S-4, is incorporated by reference herein.
4.7	Third Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein, the Subsidiary Guarantor named therein and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006, is incorporated by reference herein.
4.8	Fourth Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein and U.S. Bank National Association, dated as of November 9, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.
4.9	Fifth Supplemental Indenture, dated August 17, 2007, relating to the Company’s Senior Notes by and between the Company, the Guarantors, and the Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.

Exhibit
Number		Description

4.10		Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to the Company’s Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.
4.11		Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.12		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.13		Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.14		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.15		Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.16		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.17		Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.18		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.19		Specimen of 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.
4.20		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.
10.1		Consent Order, Federal Trade Commission Docket No. C-2954, dated February 12, 1979, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10	.2*	Kaufman and Broad, Inc. Executive Deferred Compensation Plan, effective as of July 11, 1985, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10	.3*	Amendment to Kaufman and Broad, Inc. Executive Deferred Compensation Plan for amounts earned or vested on or after January 1, 2005, effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.4*	KB Home 1986 Stock Option Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.5*	KB Home 1988 Employee Stock Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.6*	Kaufman and Broad Home Corporation Directors’ Deferred Compensation Plan established effective as of July 27, 1989, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10.7		Consent decree, dated July 2, 1991, relating to Federal Trade Commission Consent Order, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10	.8*	KB Home Performance-Based Incentive Plan for Senior Management, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.9*	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10	.10*	KB Home Unit Performance Program, filed as an exhibit to the Company’s 1996 Annual Report on Form 10-K, is incorporated by reference herein.

Exhibit
Number		Description

10	.11*	KB Home 1998 Stock Incentive Plan, as amended and restated on October 2, 2008 , filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10.12		KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.13		Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10	.14*	Amended and Restated KB Home 1999 Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.15*	Form of Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.16*	Form of Incentive Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.17*	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.18*	Form of Amended and Restated 1999 Incentive Plan Stock Appreciation Right Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.19*	Form of Amended and Restated 1999 Incentive Plan Phantom Share Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.20*	Amended and Restated Employment Agreement of Bruce Karatz, dated July 11, 2001, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001, is incorporated by reference herein.
10	.21*	Tolling Agreement, dated as of November 12, 2006, by and between the Company and Bruce Karatz, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.
10	.22*	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.23*	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.24*	Form of Stock Restriction Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.25*	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals prior to January 1, 2005, effective March 1, 2001, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.26*	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals on and after January 1, 2005, effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.27*	KB Home Change in Control Severance Plan, as amended and restated effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.28*	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.29*	Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.30*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10.31		KB Home Non-Employee Directors Stock Plan, as amended and restated effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

Exhibit
Number		Description

10.32		Revolving Loan Agreement, dated as of November 22, 2005, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 23, 2005, is incorporated by reference herein.
10.33		First Amendment, dated as of October 10, 2006, to the Revolving Loan Agreement dated as of November 22, 2005 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 19, 2006, is incorporated by reference herein.
10.34		Second Amendment to the Revolving Loan Agreement dated as of November 22, 2005 among KB Home, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 12, 2006, is incorporated by reference herein.
10.35		Third Amendment Agreement, dated August 17, 2007, to Revolving Loan Agreement, dated as of November 22, 2005, between the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.
10.36		Fourth Amendment Agreement, dated January 25, 2008, to Revolving Loan Agreement, dated as of November 22, 2005, between the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 28, 2008, is incorporated by reference herein.
10.37		Fifth Amendment, dated August 28, 2008, to Revolving Loan Agreement, dated as of November 22, 2005, among the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 29, 2008, is incorporated by reference herein.
10	.38*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated March 6, 2007, is incorporated by reference herein.
10	.39*	Amendment to the Employment Agreement of Jeffrey T. Mezger, dated December 24, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.40*	Amended and Restated 1999 Incentive Plan Performance Stock Agreement between the Company and Jeffrey T. Mezger, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.41*	Form of Stock Option Agreement under the Employment Agreement between the Company and Jeffrey T. Mezger dated as of February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.42*	Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007, is incorporated by reference herein.
10	.43*	Form of Phantom Share Agreement for Non-Senior Management, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.44*	Form of Over Cap Phantom Share Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.45*	Description of fiscal year 2007 bonus arrangements with the Company’s Named Executive Officers and description of fiscal year 2008 annual incentive compensation arrangements with executive officers, each determined on January 22, 2008, filed on the Company’s Current Report on Form 8-K dated January 25, 2008, is incorporated by reference herein.
10	.46*	Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 15, 2008, is incorporated by reference herein.
10	.47*	KB Home Executive Severance Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008, is incorporated by reference herein.
10	.48*	Description of Fiscal Year 2009 Long-Term Incentive Awards to the Company’s Named Executive Officers granted on October 2, 2008, filed on the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.
10	.49*	Form of Fiscal Year 2009 Stock Appreciation Rights Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.

Exhibit
Number		Description

10	.50*	Form of Fiscal Year 2009 Phantom Shares Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.
10	.51*	KB Home Annual Incentive Plan for Executive Officers, filed as Attachment C to the Company’s Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders, is incorporated by reference herein.
10.52		Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2009, is incorporated by reference herein.
10	.53†	Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 9, 2009.
10	.54*†	Offer Letter to Raymond P. Silcock dated September 1, 2009.
10	.55*†	Separation Agreement between the Company and Raymond P. Silcock dated December 16, 2009 and supplemental letter dated December 18, 2009.
12	.1†	Computation of Ratio of Earnings to Fixed Charges.
21	†	Subsidiaries of the Registrant.
23	†	Consent of Independent Registered Public Accounting Firm.
31	.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: January 21, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY T. MEZGER Jeffrey T. Mezger	Director, President and Chief Executive Officer (Principal Executive Officer)	January 21, 2010

/s/ WILLIAM R. HOLLINGER William R. Hollinger	Senior Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)	January 21, 2010

/s/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach	Chairman of the Board and Director	January 21, 2010

/s/ RONALD W. BURKLE Ronald W. Burkle	Director	January 21, 2010

/s/ TIMOTHY W. FINCHEM Timothy W. Finchem	Director	January 21, 2010

/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	January 21, 2010

/s/ ROBERT L. JOHNSON Robert L. Johnson	Director	January 21, 2010

/s/ MELISSA LORA Melissa Lora	Director	January 21, 2010

/s/ MICHAEL G. MCCAFFERY Michael G. McCaffery	Director	January 21, 2010

/s/ LESLIE MOONVES Leslie Moonves	Director	January 21, 2010

/s/ LUIS G. NOGALES Luis G. Nogales	Director	January 21, 2010

LIST OF EXHIBITS FILED

Sequential
Exhibit		Page
Number	Description	Number

2.1	Share Purchase Agreement, dated May 22, 2007, by and between KB Home, Kaufman and Broad Development Group, International Mortgage Acceptance Corporation, Kaufman and Broad International, Inc. and Financière Gaillon 8 S.A.S., filed as an exhibit to the Company’s Current Report on Form 8-K dated May 22, 2007, is incorporated by reference herein.
3.1	Restated Certificate of Incorporation, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.
3.2	Certificate of Designation of Series A Participating Cumulative Preferred Stock, dated as of January 22, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.
3.3	By-Laws, as amended and restated on April 5, 2007, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.
3.4	Restated Certificate of Incorporation, as amended, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 7, 2009, is incorporated by reference herein.
4.1	Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent, dated January 22, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.
4.2	Rights Agreement between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, dated February 4, 1999, filed as an exhibit to the Company’s Current Report on Form 8-K dated February 4, 1999, is incorporated by reference herein.
4.3	First Amendment, dated as of April 29, 2005, to the Rights Agreement, dated as of February 4, 1999, between the Company and Mellon Investor Services LLC, as rights agent, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005, is incorporated by reference herein.
4.4	Second Amendment, dated as of January 22, 2009, to the Rights Agreement, dated as of February 4, 1999 and amended as of April 29, 2005, between the Company and Mellon Investor Services LLC, as rights agent, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.
4.5	Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among the Company, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to the Company’s Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.
4.6	Second Supplemental Indenture relating to 6 3/8% Senior Notes due 2011 among the Company, the Guarantors and Sun Trust Bank, Atlanta, dated June 30, 2004, filed as an exhibit to the Company’s registration statement No. 333-119228 on Form S-4, is incorporated by reference herein.
4.7	Third Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein, the Subsidiary Guarantor named therein and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006, is incorporated by reference herein.
4.8	Fourth Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein and U.S. Bank National Association, dated as of November 9, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.

Sequential
Exhibit			Page
Number		Description	Number

4.9		Fifth Supplemental Indenture, dated August 17, 2007, relating to the Company’s Senior Notes by and between the Company, the Guarantors, and the Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.
4.10		Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to the Company’s Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.
4.11		Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.12		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.13		Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.14		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.15		Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.16		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.17		Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.18		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.19		Specimen of 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.
4.20		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.
10.1		Consent Order, Federal Trade Commission Docket No. C-2954, dated February 12, 1979, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10	.2*	Kaufman and Broad, Inc. Executive Deferred Compensation Plan, effective as of July 11, 1985, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10	.3*	Amendment to Kaufman and Broad, Inc. Executive Deferred Compensation Plan for amounts earned or vested on or after January 1, 2005, effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.4*	KB Home 1986 Stock Option Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.5*	KB Home 1988 Employee Stock Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

Sequential
Exhibit			Page
Number		Description	Number

10	.6*	Kaufman and Broad Home Corporation Directors’ Deferred Compensation Plan established effective as of July 27, 1989, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10.7		Consent decree, dated July 2, 1991, relating to Federal Trade Commission Consent Order, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10	.8*	KB Home Performance-Based Incentive Plan for Senior Management, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.9*	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10	.10*	KB Home Unit Performance Program, filed as an exhibit to the Company’s 1996 Annual Report on Form 10-K, is incorporated by reference herein.
10	.11*	KB Home 1998 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10.12		KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.13		Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10	.14*	Amended and Restated KB Home 1999 Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.15*	Form of Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.16*	Form of Incentive Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.17*	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.18*	Form of Amended and Restated 1999 Incentive Plan Stock Appreciation Right Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.19*	Form of Amended and Restated 1999 Incentive Plan Phantom Share Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.20*	Amended and Restated Employment Agreement of Bruce Karatz, dated July 11, 2001, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2001, is incorporated by reference herein.
10	.21*	Tolling Agreement, dated as of November 12, 2006, by and between the Company and Bruce Karatz, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.
10	.22*	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

Sequential
Exhibit			Page
Number		Description	Number

10	.23*	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.24*	Form of Stock Restriction Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.25*	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals prior to January 1, 2005, effective March 1, 2001, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.26*	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals on and after January 1, 2005, effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.27*	KB Home Change in Control Severance Plan, as amended and restated effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.28*	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.29*	Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.30*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10.31		KB Home Non-Employee Directors Stock Plan, as amended and restated effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10.32		Revolving Loan Agreement, dated as of November 22, 2005, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 23, 2005, is incorporated by reference herein.
10.33		First Amendment, dated as of October 10, 2006, to the Revolving Loan Agreement dated as of November 22, 2005 among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 19, 2006, is incorporated by reference herein.
10.34		Second Amendment to the Revolving Loan Agreement dated as of November 22, 2005 among KB Home, the lenders party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 12, 2006, is incorporated by reference herein.
10.35		Third Amendment Agreement, dated August 17, 2007, to Revolving Loan Agreement, dated as of November 22, 2005, between the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.
10.36		Fourth Amendment Agreement, dated January 25, 2008, to Revolving Loan Agreement, dated as of November 22, 2005, between the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated January 28, 2008, is incorporated by reference herein.
10.37		Fifth Amendment, dated August 28, 2008, to Revolving Loan Agreement, dated as of November 22, 2005, among the Company, as Borrower, the banks party thereto, and Bank of America, N.A., as Administrative Agent, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 29, 2008, is incorporated by reference herein.

Sequential
Exhibit			Page
Number		Description	Number

10	.38*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated March 6, 2007, is incorporated by reference herein.
10	.39*	Amendment to the Employment Agreement of Jeffrey T. Mezger, dated December 24, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.40*	Amended and Restated 1999 Incentive Plan Performance Stock Agreement between the Company and Jeffrey T. Mezger, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.41*	Form of Stock Option Agreement under the Employment Agreement between the Company and Jeffrey T. Mezger dated as of February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.42*	Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007, is incorporated by reference herein.
10	.43*	Form of Phantom Share Agreement for Non-Senior Management, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.44*	Form of Over Cap Phantom Share Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.45*	Description of fiscal year 2007 bonus arrangements with the Company’s Named Executive Officers and description of fiscal year 2008 annual incentive compensation arrangements with executive officers, each determined on January 22, 2008, filed on the Company’s Current Report on Form 8-K dated January 25, 2008, is incorporated by reference herein.
10	.46*	Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 15, 2008, is incorporated by reference herein.
10	.47*	KB Home Executive Severance Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008, is incorporated by reference herein.
10	.48*	Description of Fiscal Year 2009 Long-Term Incentive Awards to the Company’s Named Executive Officers granted on October 2, 2008, filed on the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.
10	.49*	Form of Fiscal Year 2009 Stock Appreciation Rights Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.
10	.50*	Form of Fiscal Year 2009 Phantom Shares Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.
10	.51*	KB Home Annual Incentive Plan for Executive Officers, filed as Attachment C to the Company’s Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders, is incorporated by reference herein.
10.52		Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2009, is incorporated by reference herein.
10	.53†	Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 9, 2009.

Sequential
Exhibit			Page
Number		Description	Number

10	.54*†	Offer Letter to Raymond P. Silcock dated September 1, 2009.
10	.55*†	Separation Agreement between the Company and Raymond P. Silcock dated December 16, 2009 and supplemental letter dated December 18, 2009.
12	.1†	Computation of Ratio of Earnings to Fixed Charges.
21	†	Subsidiaries of the Registrant.
23	†	Consent of Independent Registered Public Accounting Firm.
31	.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.

†	Document filed with this Form 10-K.