Form 10-Q
period 2010-02-28
KB HOME
filed 2010-04-09
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2010.
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2010.
Common stock, par value $1.00 per share: 88,025,838 shares outstanding, including 11,195,833 shares held by the registrant’s Grantor Stock Ownership Trust and excluding 27,095,467 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts — Unaudited)

	Three Months Ended February 28,
	2010	2009

Total revenues	$263,978	$307,361

Homebuilding:
Revenues	$262,511	$305,741
Construction and land costs	(226,540)	(290,958)
Selling, general and administrative expenses	(72,203)	(61,175)

Operating loss	(36,232)	(46,392)

Interest income	424	3,513
Interest expense, net of amounts capitalized	(19,407)	(8,652)
Equity in loss of unconsolidated joint ventures	(1,184)	(9,742)

Homebuilding pretax loss	(56,399)	(61,273)

Financial services:
Revenues	1,467	1,620
Expenses	(893)	(860)
Equity in income of unconsolidated joint venture	1,321	941

Financial services pretax income	1,895	1,701

Total pretax loss	(54,504)	(59,572)
Income tax benefit (expense)	(200)	1,500

Net loss	$(54,704)	$(58,072)

Basic and diluted loss per share	$(.71)	$(.75)

Basic and diluted average shares outstanding	76,834	77,375

Cash dividends declared per common share	$.0625	$.0625

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	February 28,	November 30,
	2010	2009
Assets

Homebuilding:
Cash and cash equivalents	$1,198,635	$1,174,715
Restricted cash	90,222	114,292
Receivables	126,304	337,930
Inventories	1,580,130	1,501,394
Investments in unconsolidated joint ventures	105,737	119,668
Other assets	155,760	154,566

	3,256,788	3,402,565

Financial services	28,670	33,424

Total assets	$3,285,458	$3,435,989

Liabilities and stockholders’ equity

Homebuilding:
Accounts payable	$312,672	$340,977
Accrued expenses and other liabilities	503,462	560,368
Mortgages and notes payable	1,815,261	1,820,370

	2,631,395	2,721,715

Financial services	6,449	7,050

Common stock	115,121	115,120
Paid-in capital	861,001	860,772
Retained earnings	746,936	806,443
Accumulated other comprehensive loss	(22,244)	(22,244)
Grantor stock ownership trust, at cost	(121,657)	(122,017)
Treasury stock, at cost	(931,543)	(930,850)

Total stockholders’ equity	647,614	707,224

Total liabilities and stockholders’ equity	$3,285,458	$3,435,989

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Three Months Ended February 28,
	2010	2009
Cash flows from operating activities:
Net loss	$(54,704)	$(58,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in (income) loss of unconsolidated joint ventures	(137)	8,801
Distributions of earnings from unconsolidated joint ventures	5,000	662
Amortization of discounts and issuance costs	530	340
Depreciation and amortization	892	1,486
Loss on voluntary reduction of revolving credit facility	1,366	—
Tax benefits from stock-based compensation	2,050	1,152
Stock-based compensation expense	2,065	468
Inventory impairments and land option contract abandonments	13,362	24,670
Change in assets and liabilities:
Receivables	194,227	197,449
Inventories	(48,487)	57,448
Accounts payable, accrued expenses and other liabilities	(92,321)	(133,016)
Other, net	(5,579)	2,131

Net cash provided by operating activities	18,264	103,519

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(2,340)	(7,748)
Purchases of property and equipment, net	(191)	(821)

Net cash used by investing activities	(2,531)	(8,569)

Cash flows from financing activities:
Change in restricted cash	24,070	4,196
Repayment of senior subordinated notes	—	(200,000)
Payments on mortgages, land contracts and other loans	(11,082)	(8,843)
Issuance of common stock under employee stock plans	232	795
Payments of cash dividends	(4,803)	(4,756)
Repurchases of common stock	(350)	(616)

Net cash provided (used) by financing activities	8,067	(209,224)

Net increase (decrease) in cash and cash equivalents	23,800	(114,274)
Cash and cash equivalents at beginning of period	1,177,961	1,141,518

Cash and cash equivalents at end of period	$1,201,761	$1,027,244

See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted.
In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of February 28, 2010, the results of its consolidated operations for the three months ended February 28, 2010 and 2009, and its consolidated cash flows for the three months ended February 28, 2010 and 2009. The results of operations for the three months ended February 28, 2010 are not necessarily indicative of the results to be expected for the full year, due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2009 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2009, which are contained in the Company’s Annual Report on Form 10-K for that period.
Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.
Loss per share
Basic loss per share is calculated by dividing the net loss by the average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the average number of common shares outstanding including all potentially dilutive shares issuable under outstanding stock options. All outstanding stock options were excluded from the diluted loss per share calculation for the three months ended February 28, 2010 and 2009 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.
Comprehensive loss
The Company’s comprehensive loss was $54.7 million for the three months ended February 28, 2010 and $58.1 million for the three months ended February 28, 2009. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of February 28, 2010 and November 30, 2009 are comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation — Retirement Benefits” (“ASC 715”). ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).
Reclassifications
Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the 2010 presentation.
2.	Stock-Based Compensation
The Company adopted the fair value recognition provisions of Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation” (“ASC 718”), using the modified prospective transition method

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Stock-Based Compensation (continued)
effective December 1, 2005. ASC 718 requires a public entity to measure compensation cost associated with awards of equity instruments based on the grant-date fair value of the awards over the requisite service period. ASC 718 requires public entities to initially measure compensation cost associated with awards of liability instruments based on their current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.
Stock Options
In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding the dividend yield, the risk-free interest rate, the expected stock-price volatility and the expected term of the stock options. The following table summarizes the stock options outstanding and stock options exercisable as of February 28, 2010, as well as stock options activity during the three months then ended:

		Weighted
		Average Exercise
	Options	Price

Options outstanding at beginning of period	5,711,701	$27.39

Granted	122,956	14.96

Exercised	(1,000)	13.95

Cancelled	(128,432)	15.44

Options outstanding at end of period	5,705,225	27.39

Options exercisable at end of period	4,153,377	31.19

As of February 28, 2010, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 8.3 years and 7.8 years, respectively. There was $6.7 million of total unrecognized compensation cost related to unvested stock option awards as of February 28, 2010. For the three months ended February 28, 2010 and 2009, stock-based compensation expense associated with stock options totaled $1.5 million and $.5 million, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable was $2.9 million and $1.7 million, respectively, as of February 28, 2010. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards
From time to time, the Company grants restricted stock, phantom shares and stock appreciation rights to various employees. The Company recognized total compensation expense of $6.0 million in the three months ended February 28, 2010 and total compensation income of $.6 million in the three months ended February 28, 2009 related to these stock-based awards.
3.	Segment Information
As of February 28, 2010, the Company has identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.”

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)
As of February 28, 2010, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:
West Coast: California
Southwest: Arizona and Nevada
Central: Colorado and Texas
Southeast: Florida, Maryland, North Carolina, South Carolina and Virginia
The Company’s homebuilding reporting segments are engaged in the acquisition and development of land primarily for residential purposes and offer a wide variety of homes that are designed to appeal to first-time, move-up and active adult homebuyers.
The Company’s homebuilding reporting segments were identified based primarily on similarities in economic and geographic characteristics, product types, regulatory environments, methods used to sell and construct homes and land acquisition characteristics. The Company evaluates segment performance primarily based on segment pretax results.
The Company’s financial services reporting segment provides title and insurance services to the Company’s homebuyers. This segment also provides mortgage banking services to the Company’s homebuyers indirectly through KBA Mortgage, LLC (“KBA Mortgage”) (formerly known as KB Home Mortgage, LLC), a joint venture with a subsidiary of Bank of America, N.A. The Company’s financial services reporting segment conducts operations in the same markets as the Company’s homebuilding reporting segments.
The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Three Months Ended February 28,
	2010	2009
Revenues:
West Coast	$108,434	$108,520
Southwest	33,848	52,273
Central	82,925	77,645
Southeast	37,304	67,303

Total homebuilding revenues	262,511	305,741
Financial services	1,467	1,620

Total revenues	$263,978	$307,361

Pretax income (loss):
West Coast	$3,357	$(12,322)
Southwest	(4,463)	(20,738)
Central	(7,304)	(6,156)
Southeast	(20,186)	(13,825)
Corporate and other (a)	(27,803)	(8,232)

Total homebuilding pretax loss	(56,399)	(61,273)
Financial services	1,895	1,701

Total pretax loss	$(54,504)	$(59,572)

(a)	Corporate and other includes corporate general and administrative expenses.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	Three Months Ended February 28,
	2010	2009
Equity in income (loss) of unconsolidated joint ventures:
West Coast	$100	$195
Southwest	(2,175)	(7,687)
Central	—	21
Southeast	891	(2,271)

Total	$(1,184)	$(9,742)

Inventory impairments:
West Coast	$1,196	$6,991
Southwest	962	11,927
Central	—	—
Southeast	4,677	5,469

Total	$6,835	$24,387

Land option contract abandonments:
West Coast	$—	$283
Southwest	—	—
Central	6,340	—
Southeast	187	—

Total	$6,527	$283

Joint venture impairments:
West Coast	$—	$—
Southwest	—	5,426
Central	—	—
Southeast	—	2,186

Total	$—	$7,612

	February 28,	November 30,
	2010	2009
Assets:
West Coast	$844,125	$838,510
Southwest	356,319	346,035
Central	327,757	357,688
Southeast	388,482	361,551
Corporate and other	1,340,105	1,498,781

Total homebuilding assets	3,256,788	3,402,565
Financial services	28,670	33,424

Total assets	$3,285,458	$3,435,989

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	February 28,	November 30,
	2010	2009
Investments in unconsolidated joint ventures:
West Coast	$42,176	$54,795
Southwest	55,394	56,779
Central	—	—
Southeast	8,167	8,094

Total	$105,737	$119,668

4.	Financial Services
The following tables present financial information relating to the Company’s financial services reporting segment (in thousands):

	Three Months Ended February 28,
	2010	2009
Revenues
Interest income	$1	$17
Title services	156	187
Insurance commissions	1,310	1,416

Total	1,467	1,620

Expenses
General and administrative	(893)	(860)

Operating income	574	760
Equity in income of unconsolidated joint venture	1,321	941

Pretax income	$1,895	$1,701

	February 28,	November 30,
	2010	2009
Assets
Cash and cash equivalents	$3,126	$3,246
Receivables	442	1,395
Investment in unconsolidated joint venture	25,069	28,748
Other assets	33	35

Total assets	$28,670	$33,424

Liabilities
Accounts payable and accrued expenses	$6,449	$7,050

Total liabilities	$6,449	$7,050

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Inventories
Inventories consisted of the following (in thousands):

	February 28,	November 30,
	2010	2009

Homes, lots and improvements in production	$1,142,113	$1,091,851

Land under development	438,017	409,543

Total	$1,580,130	$1,501,394

The Company’s interest costs are as follows (in thousands):

	Three Months Ended February 28,
	2010	2009

Capitalized interest at beginning of period	$291,279	$361,619

Capitalized interest related to consolidation of previously unconsolidated joint ventures	9,914	—

Interest incurred (a)	32,051	29,258

Interest expensed (a)	(19,407)	(8,652)

Interest amortized	(23,386)	(16,892)

Capitalized interest at end of period (b)	$290,451	$365,333

(a)
Amounts for the three months ended February 28, 2010 include $1.4 million of debt issuance costs written off in connection with the Company’s voluntary reduction of the aggregate commitment under its unsecured revolving credit facility (the “Credit Facility”) from $650.0 million to $200.0 million.

(b)
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, costs of home construction and capitalized interest. Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest as impairment charges recognized are not generally allocated to specific components of inventory.

6.	Inventory Impairments and Land Option Contract Abandonments
Each land parcel or community in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross margins on homes delivered or projected margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a land parcel or community, the identified inventory is evaluated for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”). When an indicator of potential impairment is identified, the Company tests the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by trends and factors known to the Company at the time they are calculated and the Company’s expectations related to: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. These estimates, trends and expectations are specific to each land parcel or community and may vary among land parcels or communities.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Inventory Impairments and Abandonments (continued)
A real estate asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each land parcel or community and may vary among land parcels or communities.
Based on the results of its evaluations, the Company recognized pretax, noncash inventory impairment charges of $6.8 million in the first quarter of 2010 and $24.4 million in the first quarter of 2009. As of February 28, 2010, the aggregate carrying value of inventory impacted by pretax, noncash inventory impairment charges was $558.8 million, representing 107 communities and various other land parcels. As of November 30, 2009, the aggregate carrying value of inventory impacted by pretax, noncash inventory impairment charges was $603.9 million, representing 128 communities and various other land parcels.
The Company’s optioned inventory is assessed to determine whether it continues to meet the Company’s internal investment standards and marketing strategy. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in market strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of its assessments, the Company recognized land option contract abandonment charges of $6.5 million in the first quarter of 2010 and $.3 million in the first quarter of 2009.
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

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Fair Value Disclosures (continued)
The following table presents the Company’s assets measured at fair value on a nonrecurring basis (in thousands):

Fair Value Measurements Using
		Quoted	Significant
	Three Months	Prices in	Other	Significant
	Ended	Active	Observable	Unobservable
	February 28,	Markets	Inputs	Inputs
Description	2010 (a)	(Level 1)	(Level 2)	(Level 3)	Total Losses

Long-lived assets held and used	$3,907	$—	$—	$3,907	$(6,835)

(a)
Amount represents the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

In accordance with the provisions of ASC 360, long-lived assets held and used with a carrying amount of $10.7 million were written down to their fair value of $3.9 million during the three months ended February 28, 2010, resulting in noncash inventory impairment charges of $6.8 million.
The fair values for long-lived assets held and used, determined using Level 3 inputs, were primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each land parcel or community and may vary among land parcels or communities.
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, except for those for which the carrying values approximate fair values (in thousands):

	February 28, 2010		November 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Liabilities:
Senior notes due 2011 at 6 3/8%	$99,828	$102,000	$99,800	$100,250
Senior notes due 2014 at 5 3/4%	249,393	238,750	249,358	234,375
Senior notes due 2015 at 5 7/8%	298,922	278,640	298,875	276,000
Senior notes due 2015 at 6 1/4%	449,709	420,750	449,698	419,063
Senior notes due 2017 at 9.1%	259,997	276,263	259,884	276,263
Senior notes due 2018 at 7 1/4%	298,813	282,000	298,787	281,250
The fair values of the Company’s senior notes are estimated based on quoted market prices.
The carrying amounts reported for cash and cash equivalents, restricted cash, and mortgages and land contracts due to land sellers and other loans approximate fair values.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which provides amendments to Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”) to reflect the revised guidance. The amendments to ASC 810 replace the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments also require additional disclosures about a reporting entity’s involvement with VIEs. The Company adopted the amended provisions of ASC 810 effective December 1, 2009. The adoption of the amended provisions of ASC 810 did not have a material effect on the Company’s consolidated financial position or results of operations.
The Company participates in joint ventures from time to time for the purpose of conducting land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary. All of the Company’s joint ventures at February 28, 2010 and November 30, 2009 were determined under the provisions of ASC 810 applicable at each such date to be unconsolidated joint ventures either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.
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
In compliance with ASC 810, the Company analyzes its land option contracts and other contractual arrangements to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the optioned land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. As a result of its analyses, the Company determined that as of February 28, 2010 it was not the primary beneficiary of any VIEs from which it is purchasing land under land option contracts. Since adopting the amended provisions of ASC 810, in determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
Based on its analyses as of November 30, 2009, which were performed before the Company adopted the amended provisions of ASC 810, the Company determined that it was the primary beneficiary of certain VIEs from which it was purchasing land under land option contracts and, therefore, consolidated such VIEs. Prior to its adoption of the amended provisions of ASC 810, in determining whether it was the primary beneficiary, the Company considered, among other things, the size of its deposit relative to the contract price, the risk of obtaining land entitlement approval, the risk associated with land development required under the land option contract, and the risk of changes in the market value of the optioned land during the contract period. The consolidation of VIEs in which the Company determined it was the primary beneficiary increased inventories,

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Variable Interest Entities (continued)
with a corresponding increase to accrued expenses and other liabilities, on the Company’s consolidated balance sheets by $21.0 million at November 30, 2009. The liabilities related to the Company’s consolidation of VIEs from which it has arranged to purchase land under option and other contracts represent the difference between the purchase price of land not yet purchased and the Company’s cash deposits. The Company’s cash deposits related to these land option and other contracts totaled $4.1 million at November 30, 2009. Creditors, if any, of these VIEs had no recourse against the Company.
As of February 28, 2010, the Company had cash deposits totaling $1.2 million associated with land option and other contracts that the Company determined to be unconsolidated VIEs, having an aggregate purchase price of $26.7 million, and had cash deposits totaling $7.3 million associated with land option and other contracts that the Company determined were not VIEs, having an aggregate purchase price of $189.5 million.
The Company’s exposure to loss related to its land option and other contracts with third parties and unconsolidated entities consisted of its non-refundable deposits, which totaled $8.5 million at February 28, 2010 and $9.6 million at November 30, 2009. In addition, the Company had outstanding letters of credit of $4.2 million at February 28, 2010 and $8.7 million at November 30, 2009 in lieu of cash deposits under certain land option contracts.
The Company also evaluates land option contracts in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on its consolidated balance sheets by $22.8 million at February 28, 2010 and $36.1 million at November 30, 2009.
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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)
The following table presents combined condensed statement of operations information for the Company’s unconsolidated joint ventures (in thousands):

	Three Months Ended February 28,
	2010	2009

Revenues	$85,802	$11,476
Construction and land costs	(88,520)	(18,501)
Other expenses, net	(322)	(6,135)

Loss	$(3,040)	$(13,160)

With respect to the Company’s investment in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures included pretax, noncash impairment charges of $7.6 million for the three months ended February 28, 2009. There were no such charges for the three months ended February 28, 2010.
The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

	February 28,	November 30,
	2010	2009

Assets
Cash	$16,414	$12,816
Receivables	142,418	142,639
Inventories	586,069	709,130
Other assets	56,746	56,939

Total assets	$801,647	$921,524

Liabilities and equity
Accounts payable and other liabilities	$57,536	$94,533
Mortgages and notes payable	384,427	514,172
Equity	359,684	312,819

Total liabilities and equity	$801,647	$921,524

The following table presents information relating to the Company’s investments in unconsolidated joint ventures and the outstanding debt of unconsolidated joint ventures as of the dates specified, categorized by the nature of the Company’s potential responsibility under a guaranty, if any, for such debt (dollars in thousands):

	February 28,	November 30,
	2010	2009

Number of investments in unconsolidated joint ventures:
With limited recourse debt (a)	2	2
With non-recourse debt (b)	—	2
Other (c)	9	9

Total	11	13

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)

	February 28,	November 30,
	2010	2009

Investments in unconsolidated joint ventures:
With limited recourse debt	$1,386	$1,277
With non-recourse debt	—	9,983
Other	104,351	108,408

Total	$105,737	$119,668

Outstanding debt of unconsolidated joint ventures:
With limited recourse debt	$12,045	$11,198
With non-recourse debt	—	130,025
Other	372,382	372,949

Total (d)	$384,427	$514,172

(a)
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

(c)
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

In most cases, the Company may have also entered into a completion guaranty and/or a carve-out guaranty with the lenders for the unconsolidated joint ventures identified in categories (a) through (c) as further described below.

(d)
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

The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, certain of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. The Company’s unconsolidated joint ventures had aggregate outstanding debt, substantially all of which was secured, of approximately $384.4 million at February 28, 2010 and $514.2 million at November 30, 2009. Various financial and non-financial covenants apply to the outstanding debt of the unconsolidated joint ventures, and a failure to comply with any applicable debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, as described below.

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
At February 28, 2010, the Company’s potential responsibility under its loan-to-value maintenance guarantees relating to approximately $12.0 million of outstanding debt held by two unconsolidated joint ventures totaled approximately $3.8 million, if any liability were determined to be due thereunder. This amount represents the Company’s maximum responsibility under such loan-to-value maintenance guarantees assuming the underlying collateral has no value and without regard to defenses that could be available to the Company against any attempted enforcement of such guarantees.
Notwithstanding the Company’s potential unconsolidated joint venture guaranty and indemnity responsibilities and the resolutions it has reached in certain instances with unconsolidated joint venture lenders with respect to those potential responsibilities, at this time the Company does not believe, except as described below, that its existing exposure under its outstanding completion, loan-to-value and carve-out guarantees and indemnities related to unconsolidated joint venture debt is material to the Company’s consolidated financial position or results of operations.
The lenders for two of the Company’s unconsolidated joint ventures have filed lawsuits against some of the unconsolidated joint ventures’ members, and certain of those members’ parent companies, seeking to recover damages under completion guarantees, among other claims. The Company and the other parent companies, together with the members, are defending the lawsuits in which they have been named and are currently exploring resolutions with the lenders, but there is no assurance that the parties involved will reach satisfactory resolutions. In a separate proceeding, the members (including the Company) of one of these unconsolidated joint ventures are currently in arbitration regarding their respective performance obligations in order to address one member’s claims for specific performance and, in the alternative, damages. A decision in this arbitration

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)
proceeding is pending. In the interim, the parties to the arbitration and the lenders to this unconsolidated joint venture have agreed to engage in a mediation process in order to reach negotiated settlements of the outstanding disputes and a restructuring of the unconsolidated joint venture’s outstanding debt. There is no assurance that the mediation process will be successful, and a broad range of outcomes is possible, both for the mediation process or, if the mediation is not successful, for the arbitration. Given the present uncertainty, it is possible that the ultimate outcome could be material to the Company’s consolidated financial position or results of operations.
In addition to the above-described guarantees and indemnities, the Company has also provided a several guaranty to the lenders of the Company’s unconsolidated joint venture that is the subject of the above-described arbitration/mediation proceedings. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. The Company’s potential responsibility under this several guaranty fluctuates with the unconsolidated joint venture’s debt and with the Company’s and its partners’ respective land purchases from the unconsolidated joint venture. At February 28, 2010, this unconsolidated joint venture had total outstanding indebtedness of approximately $372.4 million and, if this guaranty were then enforced, the Company’s maximum potential responsibility under the guaranty would have been approximately $182.7 million, which amount does not account for any offsets or defenses that could be available to the Company. This unconsolidated joint venture has received notices from its lenders’ administrative agent alleging a number of defaults under its loan agreement. As noted above, the Company is currently exploring resolutions with the parties involved, but there is no assurance that a satisfactory outcome will be reached.
10.	Mortgages and Notes Payable
Mortgages and notes payable consisted of the following (in thousands):

	February 28,	November 30,
	2010	2009

Mortgages and land contracts due to land sellers and other loans	$158,599	$163,968
Senior notes due 2011 at 6 3/8%	99,828	99,800
Senior notes due 2014 at 5 3/4%	249,393	249,358
Senior notes due 2015 at 5 7/8%	298,922	298,875
Senior notes due 2015 at 6 1/4%	449,709	449,698
Senior notes due 2017 at 9.1%	259,997	259,884
Senior notes due 2018 at 7 1/4%	298,813	298,787

Total	$1,815,261	$1,820,370

At February 28, 2010, the Company had a Credit Facility with a syndicate of lenders that was scheduled to mature in November 2010. Interest on the Credit Facility was payable monthly at the London Interbank Offered Rate plus an applicable spread on amounts borrowed. In order to reduce costs associated with maintaining the Credit Facility, the Company voluntarily reduced the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million, effective December 28, 2009. At February 28, 2010, the Company had no borrowings outstanding and $148.2 million in letters of credit outstanding under the Credit Facility. On March 24, 2010, the Company exercised its right to permanently terminate the entire commitment under the Credit Facility and, as a result, requested to terminate the terms of the Credit Facility. These terminations became effective on March 31, 2010.

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
As of February 28, 2010, the Company was in compliance with the applicable terms of all of its covenants under the Credit Facility, senior notes indenture, and mortgages and land contracts due to land sellers and other loans. The Company’s ability to continue to borrow funds depends in part on its ability to remain in such compliance. As noted above, the Company voluntarily terminated the Credit Facility effective March 31, 2010.
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
The changes in the Company’s warranty liability are as follows (in thousands):

	Three Months Ended February 28,
	2010	2009

Balance at beginning of period	$135,749	$145,369

Warranties issued	1,192	1,993

Payments and adjustments	(6,392)	(5,138)

Balance at end of period	$130,549	$142,224

The Company’s warranty liability of $130.5 million at February 28, 2010 includes $18.6 million associated with the repair of approximately 323 homes primarily delivered in 2006 and 2007 and located in Florida and Louisiana that were identified as containing or suspected of containing allegedly defective drywall manufactured in China. The Company believes that its overall warranty liability at February 28, 2010 is sufficient with respect to its general limited warranty obligations and the estimated costs remaining to repair the identified homes impacted by the allegedly defective drywall. The Company is continuing to review whether there are any additional homes delivered in Florida, Louisiana or other locations that contain or may contain this drywall material and depending on the outcome of its review and its actual claims experience, the Company may need to increase its warranty liability in future periods. Because the actual costs paid to date to repair the identified homes have been minimal, the amount accrued to repair these homes is based largely on the Company’s estimates of future costs. If the actual costs to repair these homes differ from the estimated costs, the Company may revise its warranty estimate for this issue.
The Company has been named as a defendant in one lawsuit relating to this drywall material, and it may in the future be subject to other similar litigation or claims that could cause the Company to incur significant costs.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Commitments and Contingencies (continued)
Given the preliminary stages of the proceedings, the Company has not concluded whether the outcome, if unfavorable, is likely to be material to its consolidated financial position or results of operations.
The Company will seek reimbursement from various sources for the costs it expects to incur to investigate and complete repairs and to defend itself in litigation associated with this drywall material. At this early stage of its efforts to investigate and complete repairs and to respond to litigation, however, the Company has not recorded any amounts for potential recoveries as of February 28, 2010.
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
The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, the Company’s general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above its coverage limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $105.7 million at February 28, 2010 and $107.0 million at November 30, 2009. These amounts are included in accrued expenses and other liabilities in the consolidated balance sheets. The Company’s expenses associated with self-insurance totaled $1.8 million for the three months ended February 28, 2010 and $2.1 million for the three months ended February 28, 2009.
The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with community improvements such as roads, sewers and water, and to certain unconsolidated joint ventures. At February 28, 2010, the Company had $533.0 million of performance bonds and $148.2 million of letters of credit outstanding. In the event any such performance bonds or letters of credit were called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. The Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of letters of credit issued in connection with community improvements and certain unconsolidated joint ventures coincide with the expected completion dates of the related projects or obligations. If the obligations related to a project are ongoing, the relevant letters of credit are typically extended on a year-to-year basis.
The borrowings outstanding, if any, and letters of credit that were issued under the Credit Facility were guaranteed by certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”).
In the ordinary course of its business, the Company enters into land option contracts to procure land for the construction of homes. At February 28, 2010, the Company had total deposits of $12.7 million, comprised of cash deposits of $8.5 million and letters of credit of $4.2 million, to purchase land having an aggregate purchase price of $216.2 million. The Company’s land option contracts generally do not contain provisions requiring the Company’s specific performance.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Legal Matters
ERISA Litigation
On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against the Company, its directors, certain of its current and former officers, and the board of directors committee that oversees the KB Home 401(k) Savings Plan (“401(k) Plan”). After the court allowed leave to file an amended complaint, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of KB Home who participated in the 401(k) Plan. Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the 401(k) Plan about the Company’s alleged prior stock option backdating practices and by failing to remove the Company’s stock as an investment option under the 401(k) Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their 401(k) Plan accounts than they would have earned but for defendants’ alleged breach of duties.
The parties to the litigation executed a settlement agreement on February 26, 2010. On March 1, 2010, plaintiffs filed a Motion for Preliminary Approval of the Settlement, Certification of a Settlement Class, Approval of Notice Plan and To Set a Time for Fairness Hearing. On March 15, 2010, the court held a hearing on the motion at which it granted preliminary approval of the settlement and requested that the parties make certain revisions to the settlement papers. A hearing to decide the fairness of the settlement has not yet been scheduled.
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
13.	Stockholders’ Equity
At February 28, 2010, the Company was authorized to repurchase four million shares of its common stock under a board-approved share repurchase program. The Company did not repurchase any of its common stock under this program in the first quarter of 2010. The Company acquired $.4 million of common stock in the first quarter of 2010, which were previously issued shares delivered to the Company by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the share repurchase program.
During the quarter ended February 28, 2010, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 18, 2010 to stockholders of record on February 4, 2010.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009. ASU 2010-06 concerns disclosure only and will not have an impact on the Company’s financial position or results of operations.
15.	Income Taxes
The Company’s income tax expense totaled $.2 million for the three months ended February 28, 2010, compared to an income tax benefit of $1.5 million for the three months ended February 28, 2009. The Company’s effective income tax expense rate was .4% in the first quarter of 2010 compared to an effective income tax benefit rate of 2.5% for the first quarter of 2009. The year-over-year difference in the Company’s 2010 first quarter effective tax rate was primarily due to the reversal of a $1.8 million liability for unrecognized tax benefits in the first quarter of 2009.
In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), the Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During the three months ended February 28, 2010, the Company recorded a valuation allowance of $21.2 million against the net deferred tax assets generated from the net loss for the period. During the three months ended February 28, 2009, the Company recorded a similar valuation allowance of $22.7 million against net deferred tax assets. The Company’s net deferred tax assets totaled $1.1 million at both February 28, 2010 and November 30, 2009. The deferred tax asset valuation allowance increased to $771.2 million at February 28, 2010 from $750.0 million at November 30, 2009. This increase reflected the net impact of the $21.2 million valuation allowance recorded during the first quarter of 2010.
During the quarter ended February 28, 2010, the Company had $.2 million of additions and $.3 million of reductions to its total gross unrecognized tax benefits as a result of the current status of federal and state audits. The total amount of unrecognized tax benefits, including interest and penalties, was $9.3 million as of February 28, 2010. The Company anticipates that total unrecognized tax benefits will decrease by an amount ranging from $3.0 million to $4.0 million during the twelve months from this reporting date due to various state filings associated with the resolution of the federal audit.
The benefits of the Company’s net operating losses, built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on the Company’s analysis performed as of February 28, 2010, the Company does not believe it has experienced an ownership change as defined by Section 382, and, therefore, the net operating losses, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation as of this reporting date.
16.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Disclosure to Consolidated Statements of Cash Flows (continued)

	Three Months Ended February 28,
	2010	2009
Summary of cash and cash equivalents at end of period:
Homebuilding	$1,198,635	$1,020,911
Financial services	3,126	6,333

Total	$1,201,761	$1,027,244

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$36,841	$42,263
Income taxes paid	115	77
Income taxes refunded	190,906	231,227

Supplemental disclosures of noncash activities:
Increase in inventories in connection with consolidation of joint ventures	$72,300	$—
Increase in accounts payable, accrued expenses and other liabilities in connection with consolidation of joint ventures	38,861	—
Cost of inventories acquired through seller financing	5,713	5,069
Decrease in consolidated inventories not owned	(34,402)	(7,902)

17.	Supplemental Guarantor Information
The Company’s obligation to pay principal, premium, if any, and interest under its senior notes are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by the Company. The Guarantor Subsidiaries also provided a guaranty under the Credit Facility until it was terminated on March 31, 2010, as discussed below under Note 18. Subsequent Event. The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Operations
Three Months Ended February 28, 2010 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$238,791	$25,187	$—	$263,978

Homebuilding:
Revenues	$—	$238,791	$23,720	$—	$262,511
Construction and land costs	—	(200,504)	(26,036)	—	(226,540)
Selling, general and administrative expenses	(23,138)	(40,460)	(8,605)	—	(72,203)

Operating loss	(23,138)	(2,173)	(10,921)	—	(36,232)
Interest income	359	31	34	—	424
Interest expense, net of amounts capitalized	(1,839)	(15,952)	(1,616)	—	(19,407)
Equity in income (loss) of unconsolidated joint ventures	—	(2,075)	891	—	(1,184)

Homebuilding pretax loss	(24,618)	(20,169)	(11,612)	—	(56,399)

Financial services pretax income	—	—	1,895	—	1,895

Total pretax loss	(24,618)	(20,169)	(9,717)	—	(54,504)
Income tax expense	(100)	(100)	—	—	(200)
Equity in net loss of subsidiaries	(29,986)	—	—	29,986	—

Net loss	$(54,704)	$(20,269)	$(9,717)	$29,986	$(54,704)

Condensed Consolidated Statements of Operations
Three Months Ended February 28, 2009 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$253,831	$53,530	$—	$307,361

Homebuilding:
Revenues	$—	$253,831	$51,910	$—	$305,741
Construction and land costs	—	(239,783)	(51,175)	—	(290,958)
Selling, general and administrative expenses	(9,324)	(39,400)	(12,451)	—	(61,175)

Operating loss	(9,324)	(25,352)	(11,716)	—	(46,392)
Interest income	2,993	176	344	—	3,513
Interest expense, net of amounts capitalized	9,127	(17,647)	(132)	—	(8,652)
Equity in loss of unconsolidated joint ventures	—	(7,470)	(2,272)	—	(9,742)

Homebuilding pretax income (loss)	2,796	(50,293)	(13,776)	—	(61,273)

Financial services pretax income	—	—	1,701	—	1,701

Total pretax income (loss)	2,796	(50,293)	(12,075)	—	(59,572)
Income tax benefit (expense)	(100)	1,200	400	—	1,500
Equity in net loss of subsidiaries	(60,768)	—	—	60,768	—

Net loss	$(58,072)	$(49,093)	$(11,675)	$60,768	$(58,072)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidated Balance Sheets
February 28, 2010 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$1,062,390	$18,736	$117,509	$—	$1,198,635
Restricted cash	90,222	—	—	—	90,222
Receivables	864	105,557	19,883	—	126,304
Inventories	—	1,432,866	147,264	—	1,580,130
Investments in unconsolidated joint ventures	—	96,184	9,553	—	105,737
Other assets	69,636	85,880	244	—	155,760

	1,223,112	1,739,223	294,453	—	3,256,788

Financial services	—	—	28,670	—	28,670
Investments in subsidiaries	1,454	—	—	(1,454)	—

Total assets	$1,224,566	$1,739,223	$323,123	$(1,454)	$3,285,458

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$123,160	$544,188	$148,786	$—	$816,134
Mortgages and notes payable	1,656,662	158,599	—	—	1,815,261

	1,779,822	702,787	148,786	—	2,631,395

Financial services	—	—	6,449	—	6,449
Intercompany	(1,202,870)	1,057,544	145,326	—	—
Stockholders’ equity	647,614	(21,108)	22,562	(1,454)	647,614

Total liabilities and stockholders’ equity	$1,224,566	$1,739,223	$323,123	$(1,454)	$3,285,458

November 30, 2009 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$995,122	$56,969	$122,624	$—	$1,174,715
Restricted cash	114,292	—	—	—	114,292
Receivables	191,747	109,536	36,647	—	337,930
Inventories	—	1,374,617	126,777	—	1,501,394
Investments in unconsolidated joint ventures	—	115,402	4,266	—	119,668
Other assets	68,895	85,856	(185)	—	154,566

	1,370,056	1,742,380	290,129	—	3,402,565

Financial services	—	—	33,424	—	33,424
Investments in subsidiaries	35,955	—	—	(35,955)	—

Total assets	$1,406,011	$1,742,380	$323,553	$(35,955)	$3,435,989

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$147,264	$588,203	$165,878	$—	$901,345
Mortgages and notes payable	1,656,402	163,967	1	—	1,820,370

	1,803,666	752,170	165,879	—	2,721,715

Financial services	—	—	7,050	—	7,050
Intercompany	(1,104,879)	990,210	114,669	—	—
Stockholders’ equity	707,224	—	35,955	(35,955)	707,224

Total liabilities and stockholders’ equity	$1,406,011	$1,742,380	$323,553	$(35,955)	$3,435,989

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Cash Flows
Three Months Ended February 28, 2010 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(54,704)	$(20,269)	$(9,717)	$29,986	$(54,704)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	8,498	4,864	—	13,362
Changes in assets and liabilities:
Receivables	190,883	(14,373)	17,717	—	194,227
Inventories	—	(23,136)	(25,351)	—	(48,487)
Accounts payable, accrued expenses and other liabilities	(24,098)	(48,474)	(19,749)	—	(92,321)
Other, net	(5,408)	2,313	9,282	—	6,187

Net cash provided (used) by operating activities	106,673	(95,441)	(22,954)	29,986	18,264

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	1,950	(4,290)	—	(2,340)
Purchases of property and equipment, net	—	(171)	(20)	—	(191)

Net cash provided (used) by investing activities	—	1,779	(4,310)	—	(2,531)

Cash flows from financing activities:
Change in restricted cash	24,070	—	—	—	24,070
Payments on mortgages, land contracts and other loans	—	3,452	(14,534)	—	(11,082)
Issuance of common stock under employee stock plans	232	—	—	—	232
Payments of cash dividends	(4,803)	—	—	—	(4,803)
Repurchases of common stock	(350)	—	—	—	(350)
Intercompany	(58,554)	51,977	36,563	(29,986)	—

Net cash provided (used) by financing activities	(39,405)	55,429	22,029	(29,986)	8,067

Net increase (decrease) in cash and cash equivalents	67,268	(38,233)	(5,235)	—	23,800
Cash and cash equivalents at beginning of period	995,122	56,969	125,870	—	1,177,961

Cash and cash equivalents at end of period	$1,062,390	$18,736	$120,635	$—	$1,201,761

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Cash Flows
Three Months Ended February 28, 2009 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(58,072)	$(49,093)	$(11,675)	$60,768	$(58,072)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	20,885	3,785	—	24,670
Changes in assets and liabilities:
Receivables	202,449	(405)	(4,595)	—	197,449
Inventories	—	(36,367)	93,815	—	57,448
Accounts payable, accrued expenses and other liabilities	(42,783)	515	(90,748)	—	(133,016)
Other, net	4,619	8,913	1,508	—	15,040

Net cash provided (used) by operating activities	106,213	(55,552)	(7,910)	60,768	103,519

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(6,838)	(910)	—	(7,748)
Sales (purchases) of property and equipment, net	—	(885)	64	—	(821)

Net cash used by investing activities	—	(7,723)	(846)	—	(8,569)

Cash flows from financing activities:
Change in restricted cash	4,196	—	—	—	4,196
Repayment of senior subordinated notes	(200,000)	—	—	—	(200,000)
Payments on mortgages, land contracts and other loans	—	(8,843)	—	—	(8,843)
Issuance of common stock under employee stock plans	795	—	—	—	795
Payments of cash dividends	(4,756)	—	—	—	(4,756)
Repurchases of common stock	(616)	—	—	—	(616)
Intercompany	18,777	66,431	(24,440)	(60,768)	—

Net cash provided (used) by financing activities	(181,604)	57,588	(24,440)	(60,768)	(209,224)

Net decrease in cash and cash equivalents	(75,391)	(5,687)	(33,196)	—	(114,274)
Cash and cash equivalents at beginning of period	987,057	25,067	129,394	—	1,141,518

Cash and cash equivalents at end of period	$911,666	$19,380	$96,198	$—	$1,027,244

18.	Subsequent Event
On March 24, 2010, pursuant to the terms of the Credit Facility, the Company notified Bank of America, N.A., the Administrative Agent for the Credit Facility, of the Company’s decision to exercise its right to permanently terminate the entire commitment under the Credit Facility and, as a result, to terminate the terms of the Credit Facility. These terminations became effective on March 31, 2010. Upon the termination of the Credit Facility, the then outstanding letters of credit under the Credit Facility were transferred to an $85.0 million cash-collateralized letter of credit facility that the Company established with Bank of America, N.A. The Company terminated the Credit Facility and entered into the cash-collateralized letter of credit facility as a cost-savings measure. The Company may enter into similar letter of credit agreements with other financial institutions.
The information presented in Note 17. Supplemental Guarantor Information above does not reflect the termination of the Credit Facility. As a result of the termination, six of the Company’s subsidiaries have been released and discharged from guaranteeing the Credit Facility and no longer have any obligations with respect to the Company’s senior notes (the “Released Subsidiaries”). Each of the Released Subsidiaries is not a

“significant subsidiary,” as defined under Rule 1-02(w) of Regulation S-X, and does not guarantee any other indebtedness of the Company. Each Released Subsidiary may be required to again provide a guarantee with respect to the Company’s senior notes if it becomes a “significant subsidiary.” Three of the Company’s subsidiaries continue to provide a guarantee with respect to the Company’s senior notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding operations and our financial services operations. The following table presents a summary of our consolidated results of operations for the three months ended February 28, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended February 28,
	2010	2009
Revenues:
Homebuilding	$262,511	$305,741
Financial services	1,467	1,620

Total	$263,978	$307,361

Pretax income (loss):
Homebuilding	$(56,399)	$(61,273)
Financial services	1,895	1,701

Total pretax loss	(54,504)	(59,572)
Income tax benefit (expense)	(200)	1,500

Net loss	$(54,704)	$(58,072)

Basic and diluted loss per share	$(.71)	$(.75)

Operating conditions remained challenging during the first quarter of 2010, reflecting the ongoing effect of the housing market’s prolonged and severe downturn, which began in 2006, and the weak U.S. economy. In several housing markets, including a number of our served markets, a persistent oversupply of homes available for sale (including lender-owned homes acquired through foreclosures and short sales), continued to exert downward pressure on home selling prices and heighten competition for sales. At the same time, demand for housing was constrained by a combination of relatively high unemployment, tight mortgage lending standards and weak consumer confidence. These negative factors were offset to some extent by improved housing affordability stemming from lower selling prices, relatively low mortgage interest rates, tax credit incentives for homebuyers, and other government programs supportive of homeownership and home purchases. Though recent data suggest that some housing markets may be stabilizing or starting to rebound compared to prior periods, it is difficult to predict when or if a widespread and sustained recovery may occur.
During the housing market downturn of the past few years, we have focused on three primary goals: generating cash and maintaining a strong balance sheet; restoring the profitability of our homebuilding operations; and positioning our business to capitalize on a housing market recovery when it occurs. To advance these goals, we have pursued various initiatives to enhance our operational productivity and have rolled out redesigned and value-engineered new product, including The Open Series™ line of homes, across our markets. We have tailored The Open Series and our other new product offerings to meet the affordability needs of our core customers — first-time, move-up and active adult homebuyers. Largely through these initiatives, we improved our housing gross margin in each quarter of 2009 and in the first quarter of 2010, as measured against the corresponding prior-year periods, even though our average selling prices decreased in each period.
In 2010, restoring the profitability of our homebuilding operations is our highest priority. During the first quarter of 2010, we continued to build on the substantial progress we made last year toward achieving this goal, narrowing our net loss on a year-over-year basis for the seventh consecutive quarter, despite generating lower revenues compared to the first quarter of 2009. This performance primarily reflected lower asset impairment and land option contract abandonment charges and improvements in our housing gross margin, partly offset by an increase in our selling, general and administrative expenses.

Our total revenues of $264.0 million for the three months ended February 28, 2010 decreased 14% from $307.4 million for the year-earlier period, mainly due to a decline in our housing revenues. Housing revenues totaled $262.2 million in the first quarter of 2010, down 14% from $304.5 million in the first quarter of 2009, reflecting an 8% year-over-year decrease in homes delivered and a 6% year-over-year decline in the average selling price. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. We delivered 1,326 homes in the first quarter of 2010 at an average selling price of $197,700, compared with 1,445 homes delivered at an average selling price of $210,700 in the year-earlier quarter.
The decrease in the number of homes delivered in the first quarter of 2010 was largely due to a 9% year-over-year reduction in the number of active communities we operated. “Active communities” are those that deliver five or more homes in a particular period. We have strategically reduced our overall community count in previous quarters, primarily by exiting underperforming markets, operating fewer communities in weaker markets and curtailing land acquisition and development activities, to align our operations with reduced housing market activity and to support our profitability and strong balance sheet goals. The year-over-year decline in total homes delivered in the first quarter of 2010 reflected decreases of 3%, 19% and 37% in our West Coast, Southwest and Southeast segments, respectively, partly offset by an 18% increase in our Central segment. With emerging signs of potentially improved operating conditions going forward in 2010 and into 2011, we currently anticipate gradually increasing our land acquisition activity and the number of active communities we operate, as further discussed below under “Outlook.”
The decline in our average selling price in the first quarter of 2010 relative to the year-earlier quarter was primarily due to targeted price reductions we implemented in some markets in response to competitive conditions, as well as our ongoing rollout of new product, including The Open Series, at lower price points compared to our previous products. The year-over-year decrease in our overall average selling price reflected declines of 20%, 10% and 11% in our Southwest, Central and Southeast segments, respectively, partly offset by a 3% increase in the West Coast segment.
Included in our total revenues were financial services revenues of $1.5 million in the three months ended February 28, 2010, compared to $1.6 million in the three months ended February 28, 2009. Financial services revenues decreased slightly in the first quarter of 2010 compared to a year ago, primarily due to our delivering fewer homes, which reduced title and insurance services revenues.
We incurred a net loss of $54.7 million, or $.71 per diluted share, in the three months ended February 28, 2010, compared to a net loss of $58.1 million, or $.75 per diluted share, in the three months ended February 28, 2009. Our net loss narrowed in the first quarter of 2010 on a year-over-year basis, largely due to a reduction in pretax, noncash charges for asset impairments and land option contract abandonments and an increase in our housing gross margin, partly offset by higher selling, general and administrative expenses. Our net loss for the quarter ended February 28, 2010 included pretax, noncash charges of $13.4 million for inventory impairments and land option contract abandonments, a decrease of 59% from the $32.3 million of pretax, noncash charges for inventory and joint venture impairments and land option contract abandonments in the year-earlier quarter. Our housing gross margin increased by 8.8 percentage points to 13.7% in the first quarter of 2010 from 4.9% in the first quarter of 2009. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, improved by 5.8 percentage points to 18.8% in the first quarter of 2010 from 13.0% in the year-earlier quarter. Our selling, general and administrative expenses in the first quarter of 2010 rose 18% to $72.2 million, up from $61.2 million in the year-earlier quarter, reflecting, among other things, increased compensation expense associated with cash-settled, stock-based awards as a result of an increase in our stock price, and higher legal expenses.
Consistent with our goal of maintaining a strong financial position, we ended the first quarter of 2010 with $1.29 billion of cash and cash equivalents and restricted cash, and no borrowings outstanding under the Credit Facility. Our debt balance totaled $1.82 billion at February 28, 2010, essentially unchanged from the balance at November 30, 2009. Our ratio of debt to total capital was 73.7% at February 28, 2010, compared to 72.0% at November 30, 2009. Our ratio of net debt to total capital, which reflects our cash position, was 44.8% at February 28, 2010, compared to 42.9% at November 30, 2009.

Our total backlog at February 28, 2010 was comprised of 2,713 homes, representing projected future housing revenues of approximately $523.8 million, compared to a backlog at February 28, 2009 of 2,651 homes, representing projected future housing revenues of approximately $559.8 million. The number of homes in backlog rose 2% year over year mainly due to the increase in our net orders in the first quarter of 2010. This marked the first year-over-year increase in the number of homes in our quarter-end backlog in more than four years. Net orders from our homebuilding operations rose 5% to 1,913 in the first quarter of 2010 from 1,827 in the first quarter of 2009, largely due to a decrease in our cancellation rate. As a percentage of gross orders, our cancellation rate improved to 22% in the first quarter of 2010 from 28% in the year-earlier quarter. As a percentage of beginning backlog, the cancellation rate was 26% in the first quarter of 2010 and 31% in the year-earlier quarter.
HOMEBUILDING
We have grouped our homebuilding activities into four reportable segments, which we refer to as West Coast, Southwest, Central and Southeast. As of February 28, 2010, our reportable homebuilding segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina, South Carolina and Virginia.
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2010	2009
Revenues:
Housing	$262,158	$304,454
Land	353	1,287

Total	262,511	305,741

Costs and expenses:
Construction and land costs
Housing	226,194	289,423
Land	346	1,535

Total	226,540	290,958
Selling, general and administrative expenses	72,203	61,175

Total	298,743	352,133

Operating loss	$(36,232)	$(46,392)

Homes delivered	1,326	1,445
Average selling price	$197,700	$210,700
Housing gross margin	13.7%	4.9%

Selling, general and administrative expenses as a percentage of housing revenues	27.5%	20.1%

Operating loss as a percentage of homebuilding revenues	-13.8%	-15.2%
The following tables present homes delivered, net orders and cancellation rates (based on gross orders) by reporting segment and with respect to our unconsolidated joint ventures for the three-month periods ended February 28, 2010 and 2009, and our ending backlog at February 28, 2010 and 2009:

	Three Months Ended February 28,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2010	2009	2010	2009	2010	2009

West Coast	340	351	429	459	17%	26%

Southwest	216	267	313	222	14	27

Central	529	447	715	622	29	29

Southeast	241	380	456	524	21	28

Total	1,326	1,445	1,913	1,827	22%	28%

Unconsolidated joint ventures	21	23	19	28	21%	48%

	February 28,
			Backlog - Value
	Backlog - Homes		(In Thousands)
Segment	2010	2009	2010	2009

West Coast	612	689	$193,938	$214,997

Southwest	379	303	59,439	57,169

Central	1,105	892	172,068	153,538

Southeast	617	767	98,305	134,135

Total	2,713	2,651	$523,750	$559,839

Unconsolidated joint ventures	35	76	$13,825	$30,180

Revenues. Homebuilding revenues totaled $262.5 million in the three months ended February 28, 2010, decreasing 14% from $305.7 million in the corresponding period of 2009, mainly due to a decline in housing revenues. Housing revenues of $262.2 million for the three months ended February 28, 2010 fell by $42.3 million, or 14%, from $304.5 million in the year-earlier period, due to an 8% year-over-year decrease in homes delivered and a 6% year-over-year decline in the average selling price. We delivered 1,326 homes in the first quarter of 2010, down from 1,445 homes delivered in the year-earlier quarter, primarily due to a 9% year-over-year reduction in the number of active communities we operated.
Our overall average selling price of $197,700 for the quarter ended February 28, 2010 declined from $210,700 in the year-earlier quarter, reflecting decreases of 20%, 10% and 11% in our Southwest, Central and Southeast segments, respectively. Selling price declines, which varied depending on local market conditions, reflected difficult economic and job market conditions, intense competition from homebuilders and sellers of existing homes (including lender-owned homes acquired through foreclosures and short sales), and our ongoing rollout of new, value-engineered product at price points lower than those of our previous products to meet consumer demand for affordable homes. Our average selling price increased 3% in the West Coast segment, primarily due to changes in product mix.
Land sale revenues totaled $.4 million in the three months ended February 28, 2010 and $1.3 million in the year-earlier period. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions.
Operating Loss. Our homebuilding operations generated operating losses of $36.2 million for the three months ended February 28, 2010 and $46.4 million for the three months ended February 28, 2009, due to losses from housing operations. Our homebuilding operating losses represented negative 13.8% of homebuilding revenues in the first quarter of 2010 and negative 15.2% of homebuilding revenues in the year-earlier quarter. The homebuilding operating loss decreased on a percentage basis in the three months ended February 28, 2010 compared to the year-earlier quarter due to an improvement in our housing gross margin, partly offset by an increase in our selling, general and administrative expenses as a percentage of revenues.
Within our homebuilding operations, our 2010 first quarter operating loss decreased by $10.2 million or 22% from the year-earlier quarter, reflecting lower pretax, noncash charges for inventory impairments and land option contract abandonments and an improved housing gross margin. Inventory impairment and land option contract abandonment charges totaled $13.4 million in the first quarter of 2010, down 46% from $24.7 million in the first quarter of 2009.
We recorded pretax, noncash inventory impairment charges of $6.8 million in the first quarter of 2010, corresponding to four communities or land parcels with a post-impairment fair value of $3.9 million. In the first quarter of 2009, such charges totaled $24.4 million and corresponded to 18 communities or land parcels with a post-impairment fair value of $25.6 million. In the first quarter of 2010, land option contract abandonment charges totaled $6.5 million and corresponded to 401 lots. In the first quarter of 2009, land option contract abandonment charges totaled $.3 million and corresponded to 14 lots.
The inventory impairments we recorded in the first quarters of 2010 and 2009 reflected declining asset values in certain markets due to the difficult economic and housing market conditions in both periods. The charges for land option contract abandonments reflected our termination of land option contracts on projects that no longer met our investment standards or marketing strategy. Our housing gross margin improved 8.8 percentage points to 13.7% in the first quarter of 2010 from 4.9% in the year-earlier quarter. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, was 18.8% in the first quarter of 2010 and 13.0% in the first quarter of 2009. The year-over-year improvement in our housing gross margin reflects the impact of our delivering more of our new, value-engineered product, such as The Open Series, which is designed to reduce direct construction costs and increase operating efficiencies compared to our previous products, consistent with our KBnxt operational business model. Our margins were also favorably impacted by the inventory-related charges incurred in prior periods, which lowered our land cost basis.
Our land sales generated break-even results in the first quarter of 2010, compared to a loss of $.2 million in the first quarter of 2009.
As of February 28, 2010, the aggregate carrying value of inventory that had been impacted by pretax, noncash inventory impairment charges was $558.8 million, representing 107 communities and various other land parcels. As of November 30, 2009, the aggregate carrying value of inventory that had been impacted by pretax, noncash inventory impairment charges was $603.9 million, representing 128 communities and various other land parcels.
Selling, general and administrative expenses totaled $72.2 million in the first quarter of 2010, increasing by $11.0 million, or 18%, from $61.2 million in the year-earlier quarter. The year-over-year increase was mainly due to increased compensation expense associated with cash-settled stock appreciation rights and phantom shares as a result of an increase in our stock price, and higher legal expenses, primarily related to legal defense costs incurred with respect to our former chairman and chief executive officer in connection with federal government claims brought against him. As a percentage of housing revenues, selling, general and administrative expenses rose to 27.5% in the first quarter of 2010 from 20.1% in the first quarter of 2009, reflecting the year-over-year increase in our expenses and decline in our housing revenues. Overall, it is difficult to predict both the compensation expense associated with the cash-settled, stock-based awards that are tied to our stock price, and the legal defense costs to be incurred in the future. However, at this time, we believe our 2010 second quarter selling, general and administrative expenses and related ratio may again be negatively affected by these two expense items. Nevertheless, we are hopeful that these items will have less of an impact on our ratio for the remainder of the year as our revenues grow. Based on our current outlook, we anticipate selling, general and administrative expenses as a percentage of housing revenues for the full 2010 year to be approximately 18.5%, though significant changes in our stock price could impact this ratio.
Interest Income. Interest income, which is generated from short-term investments and mortgages receivable, totaled $.4 million in the first quarter of 2010 and $3.5 million in the first quarter of 2009. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates. Interest income decreased in the first quarter of 2010 compared to the year-earlier quarter due to lower interest rates.

Interest Expense, Net of Amounts Capitalized. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $19.4 million in the three months ended February 28, 2010 and $8.7 million in the three months ended February 28, 2009. Interest expense for the three months ended February 28, 2010 included $1.4 million of debt issuance costs written off in connection with our voluntary reduction of the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million. The percentage of interest capitalized declined to 41% in the first quarter of 2010 from 70% in the year-earlier quarter due to a decrease in the amount of inventory qualifying for interest capitalization, reflecting the inventory reduction strategies we implemented in previous quarters, and our suspension of land development in certain communities. Gross interest incurred increased to $32.1 million in the first quarter of 2010 from $29.3 million in the corresponding quarter of 2009, primarily as a result of the write off of $1.4 million of debt issuance costs and a higher overall average interest rate in 2010.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures decreased to $1.2 million in the three months ended February 28, 2010 compared to $9.7 million in the three months ended February 28, 2009. Our equity in loss of unconsolidated joint ventures in the first quarter of 2009 included noncash charges of $7.6 million to recognize the impairment of certain unconsolidated joint venture investments. There were no such impairment charges in the first quarter of 2010. Activities performed by our unconsolidated joint ventures generally include buying, developing and selling land, and, in some cases, constructing and delivering homes. Our unconsolidated joint ventures delivered 21 homes in the first three months of 2010 and 23 homes in the first three months of 2009. Our unconsolidated joint ventures posted combined revenues of $85.8 million in the first quarter of 2010 compared to $11.5 million in the year-earlier quarter. The increased revenue primarily related to the sale of land by an unconsolidated joint venture in our Southeast segment. Unconsolidated joint ventures generated combined losses of $3.0 million in the first quarter of 2010 and $13.2 million in the corresponding quarter of 2009.
NON-GAAP FINANCIAL MEASURES
This report contains information about our housing gross margin, excluding inventory impairment and land option contract abandonment charges, and our ratio of net debt to total capital, both of which are not calculated in accordance with GAAP. We believe these non-GAAP financial measures are relevant and useful to investors in understanding our operations and the leverage employed in our operations, and may be helpful in comparing us with other companies in the homebuilding industry to the extent they provide similar information. However, because the housing gross margin, excluding inventory impairment and land option contract abandonment charges, and the ratio of net debt to total capital are not calculated in accordance with GAAP, these financial measures may not be completely comparable to other companies in the homebuilding industry and, thus, should not be considered in isolation or as an alternative to operating performance measures prescribed by GAAP. Rather, these non-GAAP financial measures should be used to supplement their respective most directly comparable GAAP financial measures in order to provide a greater understanding of the factors and trends affecting our operations.
Housing Gross Margin, Excluding Inventory Impairment and Land Option Contract Abandonment Charges. The following table reconciles our housing gross margin calculated in accordance with GAAP to the non-GAAP financial measure of our housing gross margin, excluding inventory impairment and land option contract abandonment charges (dollars in thousands):

	Three Months Ended February 28,
	2010	2009

Housing revenues	$262,158	$304,454
Housing construction and land costs	(226,194)	(289,423)

Housing gross margin	35,964	15,031
Add: Inventory impairment and land option contract abandonment charges	13,362	24,670

Housing gross margin, excluding inventory impairment and land option contract abandonment charges	$49,326	$39,701

Housing gross margin as a percentage of housing revenues	13.7%	4.9%

Housing gross margin, excluding inventory impairment and land option contract abandonment charges, as a percentage of housing revenues	18.8%	13.0%

Housing gross margin, excluding inventory impairment and land option contract abandonment charges, is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs before pretax, noncash inventory impairment and land option contract abandonment charges associated with housing operations recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross margin. We believe housing gross margin, excluding inventory impairment and land option contract abandonment charges, is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profit we generated specifically on the homes delivered during a given period and enhances the comparability of housing gross margins between periods. This financial measure assists us in making strategic decisions regarding product mix, product pricing and construction pace. We also believe investors will find housing gross margin, excluding inventory impairment and land option contract abandonment charges, relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of charges for inventory impairments or land option contract abandonments.
Ratio of Net Debt to Total Capital. The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	February 28,	November 30,
	2010	2009

Mortgages and notes payable	$1,815,261	$1,820,370
Stockholders’ equity	647,614	707,224

Total capital	$2,462,875	$2,527,594

Ratio of debt to total capital	73.7%	72.0%

Mortgages and notes payable	$1,815,261	$1,820,370
Less: Cash and cash equivalents and restricted cash	(1,288,857)	(1,289,007)

Net debt	526,404	531,363
Stockholders’ equity	647,614	707,224

Total capital	$1,174,018	$1,238,587

Ratio of net debt to total capital	44.8%	42.9%

The ratio of net debt to total capital is a non-GAAP financial measure, which we calculate by dividing mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, by total capital (mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, plus stockholders’ equity). The most directly comparable GAAP financial measure is the ratio of debt to total capital. We believe the ratio of net debt to total capital is a relevant and useful financial measure to investors in understanding the leverage employed in our operations and as an indicator of our ability to obtain external financing.

HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Three Months Ended February 28,
	2010	2009
West Coast:
Revenues	$108,434	$108,520
Construction and land costs	(80,029)	(99,625)
Selling, general and administrative expenses	(16,338)	(16,162)

Operating income (loss)	12,067	(7,267)
Other, net	(8,710)	(5,055)

Pretax income (loss)	$3,357	$(12,322)

Southwest:
Revenues	$33,848	$52,273
Construction and land costs	(27,023)	(57,026)
Selling, general and administrative expenses	(6,589)	(7,146)

Operating income (loss)	236	(11,899)
Other, net	(4,699)	(8,839)

Pretax loss	$(4,463)	$(20,738)

Central:
Revenues	$82,925	$77,645
Construction and land costs	(73,668)	(67,672)
Selling, general and administrative expenses	(13,180)	(12,855)

Operating loss	(3,923)	(2,882)
Other, net	(3,381)	(3,274)

Pretax loss	$(7,304)	$(6,156)

Southeast:
Revenues	$37,304	$67,303
Construction and land costs	(43,612)	(64,368)
Selling, general and administrative expenses	(9,454)	(11,949)

Operating loss	(15,762)	(9,014)
Other, net	(4,424)	(4,811)

Pretax loss	$(20,186)	$(13,825)

West Coast — Our West Coast segment generated total revenues of $108.4 million in the first quarter of 2010 and $108.5 million in the year-earlier quarter, with all revenues in each period generated from housing operations. Housing revenues for the first quarter of 2010 were essentially flat with the first quarter of 2009, reflecting a 3% year-over-year decrease in homes delivered that was offset by a 3% year-over-year increase in the average selling price. We delivered 340 homes in the first quarter of 2010, down from 351 homes delivered in the year-earlier quarter, partly due to a 16% year-over-year decrease in the average number of active communities we operated in this segment. The average selling price increased to $318,900 in the quarter ended February 28, 2010 from $309,200 in the year-earlier quarter, mainly due to a change in product mix and somewhat improved operating conditions in certain markets within this segment.
This segment posted pretax income of $3.4 million for the three months ended February 28, 2010 and a pretax loss of $12.3 million for the three months ended February 28, 2009. Pretax results improved in the first quarter of 2010 compared to the year-earlier quarter mainly due to an improved gross margin. The gross margin increased to 26.2% in the first quarter of 2010 from 8.2% in the year-earlier quarter, partly due to a decrease in pretax, noncash charges for inventory impairments and land option contract abandonments. These charges totaled $1.2 million in the first quarter of 2010 and $7.3 million in the year-earlier quarter. As a percentage of revenues, such inventory valuation charges were 1% in the first quarter of 2010 compared to 7% in the first quarter of 2009. The increase in the gross margin also reflected reduced direct construction costs and improved operating efficiencies. Selling, general and administrative expenses totaled $16.3 million in the first quarter of 2010 and $16.2 million in the first quarter of 2009.
Southwest — Total revenues from our Southwest segment decreased 35% to $33.8 million in the first quarter of 2010 from $52.3 million in the year-earlier quarter due to a decrease in housing revenues, with all revenues in each period produced from housing operations. Housing revenues fell year over year due to a 19% year-over-year decrease in homes delivered and a 20% year-over-year decline in the average selling price. We delivered 216 homes at an average selling price of $156,600 in the first quarter of 2010 compared to 267 homes delivered at an average selling price of $195,800 in the year-earlier period. The year-over-year decrease in homes delivered was primarily due to a 16% year-over-year decrease in the number of active communities we operated in this segment. The decline in the average selling price reflected competitive conditions, as well as our rollout of new product at lower price points compared to those of our previous product.
This segment posted pretax losses of $4.5 million in the three months ended February 28, 2010 and $20.7 million in the year-earlier period. The pretax loss narrowed in the first quarter of 2010 compared to the first quarter of 2009, largely due to a decrease in noncash inventory and joint venture impairment charges. The gross margin was positive 20.2% in the first quarter of 2010 compared to a negative 9.1% in the first quarter of 2009. There were $1.0 million of inventory impairment charges in the first quarter of 2010, while the year-earlier quarter included $11.9 million of such charges. As a percentage of revenues, inventory impairment charges were 3% in the first quarter of 2010 and 23% in the first quarter of 2009. Selling, general and administrative expenses decreased by $.5 million, or 8%, to $6.6 million in the quarter ended February 28, 2010 from $7.1 million in the year-earlier quarter, primarily due to overhead reductions and other cost-saving initiatives. Other, net expenses included no unconsolidated joint venture impairment charges in the first quarter of 2010, and $5.4 million of such charges in the first quarter of 2009.
Central — Our Central segment generated total revenues of $82.9 million for the three months ended February 28, 2010, up 7% from $77.6 million for the three months ended February 28, 2009, mainly due to an increase in housing revenues. Housing revenues increased 6% to $82.5 million in the first quarter of 2010 from $77.5 million in the year-earlier quarter, as a result of an 18% year-over-year increase in homes delivered, partly offset by a 10% year-over-year decline in the average selling price. In the first quarter of 2010, we delivered 529 homes at an average selling price of $156,100, compared to 447 homes delivered at an average selling price of $173,500 in the first quarter of 2009. The increase in homes delivered reflected a 15% year-over-year increase in the number of active communities we operated in this segment. The lower average selling price reflected competitive conditions and our rollout of new product at lower price points compared to those of our previous product. Land sale revenues totaled $.4 million in the three months ended February 28, 2010 and $.1 million in the year-earlier period.
Pretax losses from this segment totaled $7.3 million in the first quarter of 2010 and $6.2 million in the year-earlier quarter. In the first quarter of 2010, the pretax loss increased by $1.1 million from the year-earlier quarter, mainly due to an increase in noncash land option contract abandonment charges. The gross margin decreased to 11.2% in the first quarter of 2010 from 12.8% in the first quarter of 2009. In the first quarter of 2010, there were $6.3 million of land option contract abandonment charges, compared to no such charges in the year-earlier quarter. As a percentage of revenues, land option contract abandonment charges were 8% in the first quarter of 2010. Selling, general and administrative expenses totaled $13.2 million in the first quarter of 2010 and $12.9 million in the first quarter of 2009.
Southeast —Total revenues from our Southeast segment decreased 45% to $37.3 million in the three months ended February 28, 2010 from $67.3 million in the three months ended February 28, 2009, primarily due to a decrease in housing revenues. Housing revenues declined 44% to $37.3 million in the first quarter of 2010 from $66.1 million in the year-earlier quarter due to a 37% year-over-year decrease in homes delivered and an 11% year-over-year decrease in the average selling price. We delivered 241 homes in the first quarter of 2010, down from 380 homes delivered in the year-earlier quarter, largely due to a 30% year-over-year decrease in the number of active communities we operated in this segment. The average selling price declined to $154,800 in the first quarter of 2010 from $174,000 in the year-earlier quarter, reflecting competitive conditions and our rollout of new product at lower price points compared to those of our previous product. There were no land sale revenues from this segment during the first quarter of 2010. Land sale revenues from this segment totaled $1.2 million in the first quarter of 2009.

Pretax losses from this segment totaled $20.2 million in the three months ended February 28, 2010 and $13.8 million for the year-earlier period. The loss from this segment increased in the first three months of 2010 from the year-earlier period, reflecting a lower gross margin, partly offset by lower selling, general and administrative expenses. The gross margin fell to a negative 16.9% in the first quarter of 2010 from a positive 4.4% in the first quarter of 2009, largely due to the decline in the average selling price. There was $4.9 million of pretax, noncash inventory impairment and land option contract abandonment charges in the first quarter of 2010, compared to $5.5 million of inventory impairment charges in the first quarter of 2009. As a percentage of revenues, these inventory-related charges were 13% in the first quarter of 2010 and 8% in the first quarter of 2009. Selling, general and administrative expenses decreased by $2.4 million, or 21%, to $9.5 million in the first quarter of 2010 from $11.9 million in the year-earlier quarter as a result of our actions to reduce overhead costs. Other, net expenses included no unconsolidated joint venture impairments in the first quarter of 2010 and $2.2 million of such charges in the year-earlier quarter.
FINANCIAL SERVICES
Our financial services segment provides title and insurance services to our homebuyers. This segment also provides mortgage banking services to our homebuyers indirectly through KBA Mortgage. We and a subsidiary of Bank of America, N.A., each have a 50% ownership interest in KBA Mortgage. KBA Mortgage is operated by our joint venture partner and is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.
The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Three Months Ended February 28,
	2010	2009

Revenues	$1,467	$1,620
Expenses	(893)	(860)
Equity in income of unconsolidated joint venture	1,321	941

Pretax income	$1,895	$1,701

Total originations (a):
Loans	1,042	1,099
Principal	$186,318	$205,011
Percentage of homebuyers using KBA Mortgage	81%	78%

Loans sold to third parties (a):
Loans	1,108	1,112
Principal	$198,760	$210,267

(a)	Loan originations and sales occur within KBA Mortgage.
Revenues. Financial services revenues totaled $1.5 million for the three months ended February 28, 2010 and $1.6 million for the three months ended February 28, 2009, and included revenues from interest income, title services and insurance commissions. The year-over-year decrease in financial services revenues in the first quarter of 2010 resulted mainly from lower revenues from title and insurance services, reflecting fewer homes delivered from our homebuilding operations.
Expenses. General and administrative expenses totaled $.9 million in both the first quarter of 2010 and first quarter of 2009.
Equity in Income of Unconsolidated Joint Venture. The equity in income of unconsolidated joint venture of $1.3 million in the first three months of 2010 and $.9 million in the first three months of 2009 related to our 50% interest in KBA Mortgage. The increase in unconsolidated joint venture income in the first quarter of 2010 compared to the year-earlier quarter was mainly due to increased margins on loan sales and reduced expenses.

KBA Mortgage originated 1,042 loans in the first quarter of 2010 compared to 1,099 loans in the year-earlier quarter. The percentage of our homebuyers using KBA Mortgage as a loan originator increased to 81% for the three months ended February 28, 2010 from 78% for the three months ended February 28, 2009.
INCOME TAXES
Our income tax expense totaled $.2 million for the three months ended February 28, 2010, compared to an income tax benefit of $1.5 million for the three months ended February 28, 2009. Our effective income tax expense rate was .4% in the first quarter of 2010 compared to an effective income tax benefit rate of 2.5% for the first quarter of 2009. The year-over-year difference in our 2010 first quarter effective tax rate was primarily due to the reversal of a $1.8 million liability for unrecognized tax benefits in the first quarter of 2009.
In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. During the three months ended February 28, 2010, we recorded a valuation allowance of $21.2 million against the net deferred tax assets generated from the net loss for the period. During the three months ended February 28, 2009, we recorded a similar valuation allowance of $22.7 million against net deferred tax assets. Our net deferred tax assets totaled $1.1 million at both February 28, 2010 and November 30, 2009. The deferred tax asset valuation allowance increased to $771.2 million at February 28, 2010 from $750.0 million at November 30, 2009. This increase reflected the net impact of the $21.2 million valuation allowance recorded during the first quarter of 2010.
The benefits of our net operating losses, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of February 28, 2010, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the net operating losses, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
Liquidity and Capital Resources
Overview. Historically, we have funded our homebuilding and financial services operations with internally generated cash flows and external sources of debt and equity financing.
In light of the prolonged downturn in the housing market and in order to be well-positioned for future growth opportunities, we remain focused on maintaining a strong financial position. We ended the first quarter of 2010 with $1.29 billion of cash and cash equivalents and restricted cash, and no borrowings under the Credit Facility.
Capital Resources. At February 28, 2010, we had $1.82 billion of mortgages and notes payable outstanding, essentially unchanged from the balance at November 30, 2009.
Our financial leverage, as measured by the ratio of debt to total capital, was 73.7% at February 28, 2010 compared to 72.0% at November 30, 2009. Our ratio of net debt to total capital at February 28, 2010 was 44.8%, compared to 42.9% at November 30, 2009.
At February 28, 2010, we had no borrowings outstanding and $148.2 million in letters of credit outstanding under the Credit Facility. At the $200.0 million aggregate commitment level, we had $51.8 million available for future borrowings at February 28, 2010. Effective December 28, 2009, we voluntarily reduced the aggregate Credit Facility to $200.0 million from $650.0 million as a cost-savings measure.
On March 24, 2010, pursuant to the terms of the Credit Facility, we notified Bank of America, N.A., the Administrative Agent for the Credit Facility, of our decision to exercise our right to permanently terminate the entire commitment under the Credit Facility and, as a result, to terminate the terms of the Credit Facility. These terminations became effective on March 31, 2010. Upon the termination of the Credit Facility, the then outstanding letters of credit under the Credit Facility were transferred to an $85.0 million cash-collateralized letter of credit facility that we established with Bank of America, N.A. We terminated the Credit Facility and entered into the cash-collateralized letter of credit facility as a cost-savings measure. We may enter into similar letter of credit agreements with other financial institutions.
Under the terms of the Credit Facility, we were required, among other things, to maintain a minimum consolidated tangible net worth and certain financial statement ratios, and were subject to limitations on acquisitions, inventories and indebtedness. Specifically, the Credit Facility required us to maintain a minimum consolidated tangible net worth of $1.00 billion, reduced by the cumulative deferred tax valuation allowances not to exceed $721.8 million (“Permissible Deferred Tax Valuation Allowances”). The minimum consolidated tangible net worth requirement was increased by the amount of the proceeds from any issuance of capital stock and 50% of our cumulative consolidated net income, before the effect of deferred tax valuation allowances, for each quarter after May 31, 2008 where we had cumulative consolidated net income. There was no decrease when we had cumulative consolidated net losses. At February 28, 2010, our applicable minimum consolidated tangible net worth requirement was $278.2 million.
Other financial statement ratios required under the Credit Facility consisted of maintaining at the end of each fiscal quarter a Coverage Ratio greater than 1.00 to 1.00 and a Leverage Ratio less than 2.00 to 1.00, 1.25 to 1.00, or 1.00 to 1.00, depending on our Coverage Ratio. The Coverage Ratio was the ratio of our consolidated adjusted EBITDA to consolidated interest expense (as defined under the Credit Facility) over the previous 12 months. The Leverage Ratio was the ratio of our consolidated total indebtedness (as defined under the Credit Facility) to the sum of consolidated tangible net worth and Permissible Deferred Tax Valuation Allowances (“Adjusted Consolidated Tangible Net Worth”).
If our Coverage Ratio was less than 1.00 to 1.00, we would not be in default under the Credit Facility provided that our Leverage Ratio was less than 1.00 to 1.00 and we established with the Credit Facility’s administrative agent an interest reserve account (“Interest Reserve Account”) equal to the amount of interest incurred on a consolidated basis during the most recent completed quarter, multiplied by the number of quarters that remained until the Credit Facility’s scheduled maturity date of November 2010, not to exceed a maximum of four. We could withdraw all amounts deposited in the Interest Reserve Account when our Coverage Ratio at the end of a fiscal quarter was greater than or equal to 1.00 to 1.00, provided that there was no default under the Credit Facility at the time the amounts were withdrawn. An Interest Reserve Account was not required when our actual Coverage Ratio was greater than or equal to 1.00 to 1.00.
The covenants under the Credit Facility represented the most restrictive covenants we had as of February 28, 2010 and November 30, 2009 with respect to our mortgages and notes payable. The following table presents certain key financial metrics we were required to maintain under our Credit Facility at February 28, 2010 and our actual ratios:

	February 28, 2010
	Covenant
Financial Covenant	Requirement	Actual

Minimum consolidated tangible net worth	$278.2 million	$641.6 million
Coverage Ratio	(a)	(a)
Leverage Ratio (b)	<1.00	.40
Investment in subsidiaries and joint ventures as a percentage of Adjusted Consolidated Tangible Net Worth	<35%	10%
Borrowing base in excess of senior indebtedness (as defined)	Greater than zero	$598.9 million

(a)
Our Coverage Ratio of .79 was less than 1.00 to 1.00 as of February 28, 2010. With our Leverage Ratio as of November 30, 2009 below 1.00 to 1.00, we maintained an Interest Reserve Account to remain in compliance with the terms of the Credit Facility. The Interest Reserve Account had a balance of $90.2 million at February 28, 2010. As discussed above, we voluntarily terminated the Credit Facility effective March 31, 2010.

(b)
The Leverage Ratio requirement varied based on our Coverage Ratio. If our Coverage Ratio was greater than or equal to 1.50 to 1.00, the Leverage Ratio requirement was less than 2.00 to 1.00. If our Coverage Ratio was between 1.00 and 1.50 to 1.00, the Leverage Ratio requirement was less than 1.25 to 1.00. If our Coverage Ratio was less than 1.00 to 1.00, the Leverage Ratio requirement was less than or equal to 1.00 to 1.00.

The following table presents the same financial metrics and actual ratios at November 30, 2009:

	November 30, 2009
	Covenant
Financial Covenant	Requirement	Actual

Minimum consolidated tangible net worth	$278.2 million	$700.9 million
Coverage Ratio	(a)	(a)
Leverage Ratio	<1.00	.39
Investment in subsidiaries and joint ventures as a percentage of Adjusted Consolidated Tangible Net Worth	<35%	11%
Borrowing base in excess of senior indebtedness (as defined)	Greater than zero	$474.7 million

(a)
Our Coverage Ratio of .77 was less than 1.00 to 1.00 as of November 30, 2009. With our Leverage Ratio as of August 31, 2009 below 1.00 to 1.00, we maintained an Interest Reserve Account of $114.3 million in the fourth quarter of 2009 to remain in compliance with the terms of the Credit Facility. The Interest Reserve Account had a balance of $114.3 million at November 30, 2009.

If our Coverage Ratio was less than 2.00 to 1.00, we were restricted from optional payment or prepayment of principal, interest or any other amount for subordinated obligations before their maturity; payments to retire, redeem, purchase or acquire for value shares of capital stock from or with non-employees; and investments in a holder of 5% or more of our capital stock if the purpose of the investment was to avoid default. These restrictions did not apply if (a) our unrestricted cash equaled or exceeded the aggregate commitment; (b) there were no outstanding borrowings under the Credit Facility; and (c) there was no default under the Credit Facility.
Other covenants contained in the Credit Facility provided that (a) transactions with employees for exchanges of capital stock, such as payments for incentive and employee benefit plans or cashless exercises of stock options, cannot exceed $5.0 million in any fiscal year; (b) our unimproved land book value cannot exceed consolidated tangible net worth; (c) investments in subsidiaries and joint ventures (as defined in the Credit Facility) cannot exceed 35% of Adjusted Consolidated Tangible Net Worth; (d) speculative home deliveries within a given quarter cannot exceed 40% of the previous 12 months’ total deliveries; and (e) the borrowing base (as defined in the Credit Facility) cannot be lower than total senior indebtedness (as defined in the Credit Facility).
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
As of February 28, 2010, we were in compliance with the applicable terms of all of our covenants under the Credit Facility, senior notes indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to continue to borrow funds depends in part on our ability to remain in such compliance. As discussed above, we voluntarily terminated the Credit Facility effective March 31, 2010.
As further discussed below under “Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments,” various financial and non-financial covenants apply to the outstanding debt of our unconsolidated joint ventures, and a failure to comply with any applicable debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, provided by us and/or our corresponding unconsolidated joint venture partner(s).
During the quarter ended February 28, 2010, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 18, 2010 to stockholders of record on February 4, 2010.
Depending on available terms, we also finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 28, 2010, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $158.6 million.

Consolidated Cash Flows. Operating, investing and financing activities provided net cash of $23.8 million in the three months ended February 28, 2010 and used net cash of $114.3 million in the three months ended February 28, 2009.
Operating Activities. Operating activities provided net cash flows of $18.3 million in the three months ended February 28, 2010 and $103.5 million in the corresponding period of 2009. The year-over-year change in net operating cash flows was largely due to an increase in inventories in the first quarter of 2010, reflecting land acquisition activity in the current period to support future growth in our community count, homes delivered and revenues as part of our strategy to restore our homebuilding operations to profitability, as further discussed below under “Outlook.” In contrast, in the first quarter of 2009, we strategically reduced our inventories and curtailed land purchases to align our operations with reduced housing market activity and our outlook at that time with respect to future operating conditions, and to support our profitability and strong balance sheet goals.
In the first three months of 2010, sources of operating cash included a decrease in receivables of $194.2 million, mainly due to a $190.7 million federal income tax refund we received during the quarter as a result of the carryback of our 2009 net operating loss to offset earnings generated in 2004 and 2005. The cash provided was partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $92.3 million, a net loss of $54.7 million, a net increase in inventories of $48.5 million (excluding inventory impairments and land option contract abandonments, $5.7 million of inventories acquired through seller financing and a decrease of $34.4 million in consolidated inventories not owned) and other operating uses of $5.6 million.
In the first three months of 2009, sources of operating cash included a net decrease in receivables of $197.4 million, due to a $221.0 million federal income tax refund we received during the quarter, a decrease in inventories of $57.4 million (excluding inventory impairments and land option contract abandonments, $5.1 million of inventories acquired through seller financing and a decrease of $7.9 million in consolidated inventories not owned), other operating sources of $2.1 million and various noncash items added to the net loss. Partially offsetting the cash provided was a net loss of $58.1 million and a decrease in accounts payable, accrued expenses and other liabilities of $133.0 million.
Investing Activities. Investing activities used net cash of $2.5 million in the three months ended February 28, 2010 and $8.6 million in the year-earlier period. In the first three months of 2010, cash of $2.3 million was used for investments in unconsolidated joint ventures and $.2 million was used for net purchases of property and equipment. In the first three months of 2009, we used cash of $7.8 million for investments in unconsolidated joint ventures and $.8 million for net purchases of property and equipment.
Financing Activities. Financing activities provided net cash of $8.0 million in the three months ended February 28, 2010 and used net cash of $209.2 million in the three months ended February 28, 2009. In the first three months of 2010, $24.1 million of cash was provided from a reduction in the balance of the Interest Reserve Account (which is restricted cash) and $.2 million of cash was provided from the issuance of common stock under employee stock plans. The cash provided was partially offset by net payments on short-term borrowings of $11.1 million, dividend payments of $4.8 million and repurchases of common stock of $.4 million in connection with the satisfaction of employee withholding taxes on vested restricted stock.
In the first three months of 2009, cash was used for the repayment of $200.0 million of 8 5/8% senior subordinated notes, which matured on December 15, 2008, net payments on short-term borrowings of $8.8 million, dividend payments of $4.8 million and repurchases of common stock of $.6 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $4.2 million of cash provided from a reduction in the balance of the Interest Reserve Account and $.8 million of cash provided from the issuance of common stock under employee stock plans.
Shelf Registration Statement. We have an automatically effective universal shelf registration statement on file with the SEC. The registration statement registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined.
Share Repurchase Program. At February 28, 2010, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any of our common stock under this program in the first quarter of 2010.
In the present environment, we are carefully managing our use of cash for investments internal to our business, investments to grow our business and potential additional debt reductions or potential modifications to our overall debt maturity schedule. Based on our current capital position, we believe we have adequate resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, consistent with our marketing strategies and investment standards, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business, both on a short- and long-term basis. Although we anticipate that our asset acquisition and development activities will remain limited in the near term as markets stabilize, we are analyzing potential asset acquisitions and will use our present financial strength to acquire assets in desirable, long-term markets when the prices, timing and strategic fit are compelling.
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
We and our unconsolidated joint venture partners make initial or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $801.6 million at February 28, 2010 and $921.5 million at November 30, 2009. Our investment in these unconsolidated joint ventures totaled $105.7 million at February 28, 2010 and $119.7 million at November 30, 2009. We expect our investments in unconsolidated joint ventures to continue to decrease over time and are reviewing each investment to ensure it fits into our current overall strategic plans and business objectives.
The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Our unconsolidated joint ventures had aggregate outstanding debt, substantially all of which was secured, of approximately $384.4 million at February 28, 2010 and $514.2 million at November 30, 2009. Various financial and non-financial covenants apply to the outstanding debt of the unconsolidated joint ventures, and a failure to comply with any applicable debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, as described below.
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
At February 28, 2010, our potential responsibility under our loan-to-value maintenance guarantees relating to approximately $12.0 million of outstanding debt held by two unconsolidated joint ventures totaled approximately $3.8 million, if any liability were determined to be due thereunder. This amount represents our maximum responsibility under such loan-to-value maintenance guarantees assuming the underlying collateral has no value and without regard to defenses that could be available to us against any attempted enforcement of such guarantees.
Notwithstanding our potential unconsolidated joint venture guaranty and indemnity responsibilities and the resolutions we have reached in certain instances with unconsolidated joint venture lenders with respect to those potential responsibilities, at this time we do not believe, except as described below, that our existing exposure under our outstanding completion, loan-to-value and carve-out guarantees and indemnities related to unconsolidated joint venture debt is material to our consolidated financial position or results of operations.
The lenders for two of our unconsolidated joint ventures have filed lawsuits against some of the unconsolidated joint ventures’ members, and certain of those members’ parent companies, seeking to recover damages under completion guarantees, among other claims. We and the other parent companies, together with the members, are defending the lawsuits in which they have been named and are currently exploring resolutions with the lenders, but there is no assurance that the parties involved will reach satisfactory resolutions. In a separate proceeding, the members (including us) of one of these unconsolidated joint ventures are currently in arbitration regarding their respective performance obligations in order to address one member’s claims for specific performance and, in the alternative, damages. A decision in this arbitration proceeding is pending. In the interim, the parties to the arbitration and the lenders to this unconsolidated joint venture have agreed to engage in a mediation process in order to reach negotiated settlements of the outstanding disputes and a restructuring of the unconsolidated joint venture’s outstanding debt. There is no assurance that the mediation process will be successful, and a broad range of outcomes is possible, both for the mediation process or, if the mediation is not successful, for the arbitration. Given the present uncertainty, it is possible that the ultimate outcome could be material to our consolidated financial position or results of operations.
In addition to the above-described guarantees and indemnities, we have also provided a several guaranty to the lenders of our unconsolidated joint venture that is the subject of the above-described arbitration/mediation proceedings. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. Our potential responsibility under this several guaranty fluctuates with the unconsolidated joint venture’s debt and with our and our partners’ respective land purchases from the unconsolidated joint venture. At February 28, 2010, this unconsolidated joint venture had total outstanding indebtedness of approximately $372.4 million and, if this guaranty were then enforced, our maximum potential responsibility under the guaranty would have been approximately $182.7 million, which amount does not account for any offsets or defenses that could be available to us. This unconsolidated joint venture has received notices from its lenders’ administrative agent alleging a number of defaults under its loan agreement. As noted above, we are currently exploring resolutions with the parties involved, but there is no assurance that a satisfactory outcome will be reached.
In June 2009, the FASB revised the authoritative guidance for determining the primary beneficiary of a VIE. In December 2009, the FASB issued ASU 2009-17, which provides amendments to ASC 810 to reflect revised guidance. The amendments to ASC 810 replace the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. The amendments also require additional disclosures about a reporting entity’s involvement with VIEs. We adopted the amended provisions of ASC 810 effective December 1, 2009. The adoption of the amended provisions of ASC 810 did not have a material effect on our consolidated financial position or results of operations.
We participate in joint ventures from time to time for the purpose of conducting land acquisition, development and/or other homebuilding activities. Our investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at February 28, 2010 and November 30, 2009 were determined under the provisions of ASC 810 applicable at each such date to be unconsolidated joint ventures either because they were not VIEs or, if they were VIEs, we were not the primary beneficiary of the VIEs.
In the ordinary course of our business, we enter into land option contracts (or similar agreements) in order to procure land for the construction of homes. The use of such land option and other contracts generally allows us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, including interest and other carrying costs, and minimizes the amount of our land inventories on our consolidated balance sheets. Under such land option contracts, we will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE.
In compliance with ASC 810, we analyze our land option contracts and other contractual arrangements to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. As a result of our analyses, we determined that as of February 28, 2010 we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts. Since adopting the amended provisions of ASC 810, in determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
Based on our analyses as of November 30, 2009, which were performed before we adopted the amended provisions of ASC 810, we determined that we were the primary beneficiary of certain VIEs from which we were purchasing land under land option contracts and, therefore, consolidated such VIEs. Prior to our adoption of the amended provisions of ASC 810, in determining whether we were the primary beneficiary, we considered, among other things, the size of our deposit relative to the contract price, the risk of obtaining land entitlement approval, the risk associated with land development required under the land option contract, and the risk of changes in the market value of the optioned land during the contract period. The consolidation of VIEs in which we determined we were the primary beneficiary increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $21.0 million at November 30, 2009. The liabilities related to our consolidation of VIEs from which we have arranged to purchase land under option and other contracts represent the difference between the purchase price of land not yet purchased and our cash deposits. Our cash deposits related to these land option and other contracts totaled $4.1 million at November 30, 2009. Creditors, if any, of these VIEs have no recourse against us.

As of February 28, 2010, we had cash deposits totaling $1.2 million associated with land option and other contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $26.7 million, and had cash deposits totaling $7.3 million associated with land option and other contracts that we determined were not VIEs, having an aggregate purchase price of $189.5 million.
We also evaluate land option contracts in accordance with ASC 470, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $22.8 million at February 28, 2010 and $36.1 million at November 30, 2009.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2010 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2009.
Recent Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-06, which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009. ASU 2010-06 concerns disclosure only and will not have an impact on our financial position or results of operations.
Outlook
Our backlog at February 28, 2010 totaled 2,713 net orders, representing projected future housing revenues of approximately $523.8 million. By comparison, at February 28, 2009, our backlog totaled 2,651 net orders, representing projected future housing revenues of approximately $559.8 million. The 2% year-over-year increase in the number of net orders in our quarter-end backlog was primarily due to the increase in our first quarter net orders in 2010 compared to 2009. The 6% year-over-year decline in the projected future housing revenues in our backlog reflects our lower average selling prices in the first quarter of 2010 compared with the year-earlier quarter, which stem from intense price competition in certain of our served markets and our rollout of new product at lower price points than those of our previous product. Compared to our year-end 2009 levels, our net orders in backlog and their projected future revenues increased 28% and 24%, respectively.
Net orders generated by our homebuilding operations increased 5% to 1,913 in the first quarter of 2010 from the 1,827 net orders generated in the corresponding quarter of 2009, even though we operated from 9% fewer active communities in the first quarter of 2010 compared to the year-earlier period. The increase in our net orders reflected improvement in our cancellation rate. As a percentage of gross orders, our first quarter cancellation rate improved to 22% in 2010, from 28% in 2009. As a percentage of beginning backlog, the cancellation rate was 26% in the first quarter of 2010 and 31% in the year-earlier quarter.
Throughout 2009, we and the homebuilding industry in general faced persistently challenging operating conditions in most housing markets due to an increased supply of homes available for sale and restrained demand. The primary factors behind these conditions included mounting sales of lender-owned homes acquired through mortgage foreclosures and short sales, exacerbated by increasing mortgage delinquencies; a generally poor economic and employment environment; tightened mortgage credit standards and reduced credit availability; and relatively weak consumer confidence. Though recent data suggest that some housing markets may be stabilizing or starting to rebound relative to this time last year, it remains highly uncertain when and to what extent housing markets or the broader economy may experience a meaningful and sustained recovery.
Moreover, several obstacles to a recovery could arise or intensify in 2010, which alone or in combination may further increase the supply of homes available for sale and/or constrain demand. On the supply side, these obstacles include increased foreclosure activity and additional lender-owned inventory entering the market due to the lifting of voluntary lender foreclosure moratoriums, greater voluntary or involuntary mortgage defaults or short sales, and increases in mortgage interest rates. On the demand side, potential obstacles include persistent weakness or further deterioration in economic conditions, employment levels and/or consumer confidence; continued or further tightening in mortgage credit lending standards; and reduced government support for housing. For instance, the Federal Reserve completed a $1.25 trillion mortgage-backed securities purchase program on March 31, 2010, which could cause mortgage interest rates to increase and/or reduce the availability of mortgage financing, and federal home purchase tax credits are scheduled to expire in April 2010.
Though market conditions may remain volatile, our highest priority for 2010 is restoring the profitability of our homebuilding operations. We continue to make progress toward this goal, having narrowed our first quarter net loss on a year-over-year basis for the seventh consecutive quarterly period. In addition, during the first quarter of 2010, we generated year-over-year improvement in our housing gross margin and experienced fewer and lower magnitude charges for asset impairments and land option contract abandonments, trends that we currently believe will continue throughout 2010.
Within a context of disciplined spending and careful operational cost control, we believe that restoring the profitability of our homebuilding operations will require stronger revenue growth, and that such growth can be achieved through the continued rollout of our new, value-engineered product, an increase in the number of our active communities, and a larger inventory base. This tactical shift is reflected in the operations of our Central segment, which, as reported above, produced year-over-year increases in segment revenues and homes delivered during the first quarter, as a result of operating from 15% more active communities than in the first quarter of 2009. To enable this kind of growth across our enterprise as 2010 proceeds, we are pursuing a land acquisition strategy guided by the principles of our KBnxt operational business model, emphasizing ownership or control of well-priced land parcels within our existing served markets or in nearby submarkets that in the aggregate represent a three-to-four year supply of developable land.
We believe we have the financial and operational resources to seize land acquisition opportunities as they arise, and we are confident that the number of attractive opportunities will increase as housing markets improve over time. As a result, we currently anticipate that the number of our active communities will increase on a year-over-year basis in the latter half of 2010 resulting in an overall active community count for the year that is roughly flat with 2009. Based on this assumption, we expect to deliver between 8,300 and 9,000 homes in 2010. Further, we expect some increase in revenues to come from diminishing downward pricing pressures in certain of our served markets compared to prior periods.
We believe the transformations that we have made in our business in recent years—the redesign of our product line, the reduction in our overhead, the improvement in our operating efficiencies, and the strategic redeployment of capital into housing markets that we believe have high future growth prospects from those that do not—have put us in a position to achieve profitability in the latter part of 2010, depending on the extent to which housing markets continue to stabilize and eventually recover.
Despite our progress, our overall outlook remains cautious given the significant potential obstacles noted above and the uncertainty as to when each of our served markets may begin a sustained recovery. Our ability to generate positive results from our strategic initiatives and planned land acquisition activities, including achieving profitability, remains limited by current negative supply and demand dynamics in many housing markets, which are unlikely to abate soon, and by the expected curtailment in government programs and incentives designed to support homeownership and/or home purchases. We continue to believe a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, price stabilization, reduced mortgage delinquency and foreclosure rates, and the restoration of both consumer and credit market confidence that support a decision to buy a home. We cannot predict when these events may occur. Moreover, if conditions in our served markets decline further, we may need to take additional noncash charges for inventory and joint venture impairments and land option contract abandonments, and we may decide that we need to reduce, slow or even abandon our land acquisition plans for those markets. Our 2010 results could also be adversely affected if general economic conditions do not meaningfully improve or actually decline, if job losses accelerate or weak employment levels persist, if mortgage delinquencies, short sales and foreclosures increase, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence weakens, any or all of which could further delay a recovery in housing markets or result in further deterioration in operating conditions. Despite these difficulties and risks, we believe we are well-positioned, financially and operationally, to advance our primary goals and expand our business when the general housing market stabilizes and longer term demographic, economic and population growth trends once again drive demand for homeownership.

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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic, employment and business conditions; adverse market conditions that could result in additional impairments or abandonment charges and operating losses, including an oversupply of unsold homes, declining home prices and increased foreclosure and short sale activity, among other things; conditions in the capital and credit markets (including consumer mortgage lending standards, the availability of consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and existing homes, including sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including, but not limited to, tax credits, tax incentives and/or subsidies for home purchases, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities; the availability and cost of land in desirable areas; legal or regulatory proceedings or claims; the ability and/or willingness of participants in our unconsolidated joint ventures to fulfill their obligations; our ability to access capital, including our capacity under our unsecured revolving credit facility; our ability to use the net deferred tax assets we have generated; our ability to successfully implement our current and planned product, geographic and market positioning (including, but not limited to, our efforts to expand our inventory base with desirable land positions or interests at reasonable cost), revenue growth and cost reduction strategies; consumer interest in our new product designs, including The Open Series; and other events outside of our control. Please see our periodic reports and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

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
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of February 28, 2010 (dollars in thousands):

		Weighted Average
Fiscal Year of Expected Maturity	Fixed Rate Debt	Interest Rate

2010	$—	—%
2011	99,828	6.4
2012	—	—
2013	—	—
2014	249,393	5.8
Thereafter	1,307,441	7.0

Total	$1,656,662	6.7

Fair value at February 28, 2010	$1,598,403

For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2009.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Senior Vice President and Chief Accounting Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2010.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
ERISA Litigation
On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of ERISA, 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al. , in the United States District Court for the Central District of California. The action was brought against us, our directors, certain of our current and former officers, and the board of directors committee that oversees the 401(k) Plan. After the court allowed leave to file an amended complaint, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claim to be former employees of KB Home who participated in the 401(k) Plan. Plaintiffs allege on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the 401(k) Plan about our alleged prior stock option backdating practices and by failing to remove our stock as an investment option under the 401(k) Plan. Plaintiffs allege that this breach of fiduciary duties caused plaintiffs to earn less on their 401(k) Plan accounts than they would have earned but for defendants’ alleged breach of duties.
The parties to the litigation executed a settlement agreement on February 26, 2010. On March 1, 2010, plaintiffs filed a Motion for Preliminary Approval of the Settlement, Certification of a Settlement Class, Approval of Notice Plan and To Set a Time for Fairness Hearing. On March 15, 2010, the court held a hearing on the motion at which it granted preliminary approval of the settlement and requested that the parties make certain revisions to the settlement papers. A hearing to decide the fairness of the settlement has not yet been scheduled.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes our purchases of our own equity securities during the three months ended February 28, 2010:

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
	Total Number		as Part of Publicly	Purchased Under
	of Shares	Average Price	Announced Plans	the Plans
Period	Purchased	Paid per Share	or Programs	or Programs

December 1 – 31	—	$—	—	4,000,000
January 1 – 31	23,393	14.96	—	4,000,000
February 1 – 28	—	—	—	4,000,000

Total	23,393	$14.96	—

On December 8, 2005, our board of directors authorized a share repurchase program under which we may repurchase up to 10 million shares of our common stock. Acquisitions under the share repurchase program may be made in open market or private transactions and will be made strategically from time to time at management’s discretion based on its assessment of market conditions and buying opportunities. At February 28, 2010, we were authorized to repurchase four million shares of our common stock under this share repurchase program. During the three months ended February 28, 2010, no shares were repurchased pursuant to this share repurchase program. The 23,393 shares purchased during the three months ended February 28, 2010 were previously issued shares delivered to us by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the share repurchase program.
Item 6. Exhibits
Exhibits

10.56	*	KB Home 2010 Equity Incentive Plan.

10.57	*	Form of Indemnification Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 2, 2010, is incorporated by reference herein.

31.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KB HOME Registrant
Dated April 8, 2010	/s/ JEFFREY T. MEZGER
Jeffrey T. Mezger
President and Chief Executive Officer (Principal Executive Officer)

Dated April 8, 2010	/s/ WILLIAM R. HOLLINGER
William R. Hollinger
Senior Vice President and Chief Accounting Officer (Principal Financial Officer)

INDEX OF EXHIBITS

10.56	*	KB Home 2010 Equity Incentive Plan.

10.57	*	Form of Indemnification Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 2, 2010, is incorporated by reference herein.

31.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of William R. Hollinger, Senior Vice President and Chief Accounting Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.