Form 10-Q
period 2010-05-31
KB HOME
filed 2010-07-09
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2010.
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2010.
Common stock, par value $1.00 per share: 88,047,838 shares outstanding, including 11,174,633 shares held by the registrant’s Grantor Stock Ownership Trust and excluding 27,095,467 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts — Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2010	2009	2010	2009
Total revenues	$638,030	$691,831	$374,052	$384,470

Homebuilding:
Revenues	$635,025	$688,666	$372,514	$382,925
Construction and land costs	(533,383)	(667,768)	(306,843)	(376,810)
Selling, general and administrative expenses	(155,193)	(133,769)	(82,990)	(72,594)

Operating loss	(53,551)	(112,871)	(17,319)	(66,479)

Interest income	1,025	5,279	601	1,766
Interest expense, net of amounts capitalized	(35,925)	(20,123)	(16,518)	(11,471)
Equity in loss of unconsolidated joint ventures	(2,732)	(21,496)	(1,548)	(11,754)

Homebuilding pretax loss	(91,183)	(149,211)	(34,784)	(87,938)

Financial services:
Revenues	3,005	3,165	1,538	1,545
Expenses	(1,885)	(1,654)	(992)	(794)
Equity in income of unconsolidated joint venture	4,950	4,545	3,629	3,604

Financial services pretax income	6,070	6,056	4,175	4,355

Total pretax loss	(85,113)	(143,155)	(30,609)	(83,583)
Income tax benefit (expense)	(300)	6,700	(100)	5,200

Net loss	$(85,413)	$(136,455)	$(30,709)	$(78,383)

Basic and diluted loss per share	$(1.11)	$(1.78)	$(.40)	$(1.03)

Basic and diluted average shares outstanding	76,844	76,822	76,854	76,281

Cash dividends declared per common share	$.1250	$.1250	$.0625	$.0625

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	May 31,	November 30,
	2010	2009
Assets

Homebuilding:
Cash and cash equivalents	$985,756	$1,174,715
Restricted cash	107,757	114,292
Receivables	137,033	337,930
Inventories	1,686,289	1,501,394
Investments in unconsolidated joint ventures	103,605	119,668
Other assets	151,433	154,566

	3,171,873	3,402,565

Financial services	30,364	33,424

Total assets	$3,202,237	$3,435,989

Liabilities and stockholders’ equity

Homebuilding:
Accounts payable	$321,585	$340,977
Accrued expenses and other liabilities	503,231	560,368
Mortgages and notes payable	1,755,366	1,820,370

	2,580,182	2,721,715

Financial services	6,874	7,050

Common stock	115,143	115,120
Paid-in capital	863,829	860,772
Retained earnings	711,423	806,443
Accumulated other comprehensive loss	(22,244)	(22,244)
Grantor stock ownership trust, at cost	(121,427)	(122,017)
Treasury stock, at cost	(931,543)	(930,850)

Total stockholders’ equity	615,181	707,224

Total liabilities and stockholders’ equity	$3,202,237	$3,435,989

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Six Months Ended May 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(85,413)	$(136,455)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in (income) loss of unconsolidated joint ventures	(2,218)	16,951
Distributions of earnings from unconsolidated joint ventures	7,500	7,662
Amortization of discounts and issuance costs	1,065	682
Depreciation and amortization	1,780	2,920
Loss on voluntary termination of revolving credit facility	1,802	—
Tax benefits from stock-based compensation	1,599	4,093
Stock-based compensation expense	4,029	1,489
Inventory impairments and land option contract abandonments	13,362	66,980
Change in assets and liabilities:
Receivables	183,417	213,978
Inventories	(155,214)	120,738
Accounts payable, accrued expenses and other liabilities	(81,609)	(209,651)
Other, net	(2,704)	(5,865)

Net cash provided (used) by operating activities	(112,604)	83,522

Cash flows from investing activities:
Investments in unconsolidated joint ventures, net	(1,756)	7,310
Purchases of property and equipment, net	(454)	(914)

Net cash provided (used) by investing activities	(2,210)	6,396

Cash flows from financing activities:
Change in restricted cash	6,535	13,244
Repayment of senior subordinated notes	—	(200,000)
Payments on mortgages, land contracts and other loans	(71,828)	(36,718)
Issuance of common stock under employee stock plans	897	1,691
Excess tax benefit associated with exercise of stock options	583	—
Payments of cash dividends	(9,607)	(9,524)
Repurchases of common stock	(350)	(616)

Net cash used by financing activities	(73,770)	(231,923)

Net decrease in cash and cash equivalents	(188,584)	(142,005)
Cash and cash equivalents at beginning of period	1,177,961	1,141,518

Cash and cash equivalents at end of period	$989,377	$999,513

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
In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of May 31, 2010, the results of its consolidated operations for the six months and three months ended May 31, 2010 and 2009, and its consolidated cash flows for the six months ended May 31, 2010 and 2009. The results of operations for the six months and three months ended May 31, 2010 are not necessarily indicative of the results to be expected for the full year, due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2009 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2009, which are contained in the Company’s Annual Report on Form 10-K for that period.
Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid debt instruments and other short-term investments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company’s cash and cash equivalents were invested in money market accounts and U.S. government securities. Restricted cash of $107.8 million at May 31, 2010 consisted of $82.7 million of cash deposited with various banks required as collateral for the Company’s cash-collateralized letter of credit facilities (the “LOC Facilities”), and $25.1 million of cash in a deposit account required as collateral for the mortgages and notes payable associated with a multi-level residential building the Company is operating as a rental property.
Restricted cash of $114.3 million at November 30, 2009 consisted solely of cash deposited in an interest reserve account with the administrative agent of the Company’s unsecured revolving credit facility (the “Credit Facility”) pursuant to the Credit Facility’s terms. The Credit Facility was terminated effective March 31, 2010 and the cash deposited in the interest reserve account was withdrawn.
Loss per share
Basic loss per share is calculated by dividing the net loss by the average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the average number of common shares outstanding including all potentially dilutive shares issuable under outstanding stock options. All outstanding stock options were excluded from the diluted loss per share calculation for the six months and three months ended May 31, 2010 and 2009 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.
Comprehensive loss
The Company’s comprehensive loss was $30.7 million for the three months ended May 31, 2010 and $78.4 million for the three months ended May 31, 2009. The Company’s comprehensive loss was $85.4 million for the six months ended May 31, 2010 and $136.5 million for the six months ended May 31, 2009. The accumulated

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Significant Accounting Policies (continued)
balances of other comprehensive loss in the consolidated balance sheets as of May 31, 2010 and November 30, 2009 are comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation — Retirement Benefits” (“ASC 715”). ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).
Reclassifications
Certain amounts in the consolidated financial statements of prior periods have been reclassified to conform to the 2010 presentation.
2.	Stock-Based Compensation
The Company adopted the fair value recognition provisions of Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation” (“ASC 718”), using the modified prospective transition method effective December 1, 2005. ASC 718 requires a public entity to measure compensation cost associated with awards of equity instruments based on the grant-date fair value of the awards over the requisite service period. ASC 718 requires public entities to initially measure compensation cost associated with awards of liability instruments based on their current fair value. The fair value of that award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.
Stock Options
In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding the dividend yield, the risk-free interest rate, the expected stock-price volatility and the expected term of the stock options. The following table summarizes the stock options outstanding and stock options exercisable as of May 31, 2010, as well as stock options activity during the six months then ended:

		Weighted
		Average Exercise
	Options	Price

Options outstanding at beginning of period	5,711,701	$27.39

Granted	122,956	14.96

Exercised	(23,000)	13.95

Cancelled	(156,733)	18.72

Options outstanding at end of period	5,654,924	27.41

Options exercisable at end of period	4,107,445	31.25

As of May 31, 2010, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 8.0 years and 7.6 years, respectively. There was $5.3 million of total unrecognized compensation cost related to unvested stock option awards as of May 31, 2010. For the three months ended May 31, 2010 and 2009, stock-based compensation expense associated with stock options totaled $1.4 million and $.4 million, respectively. For the six months ended May 31, 2010 and 2009, compensation expense associated with stock options totaled $2.9 million and $.9 million, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable were each $.5 million as of May 31, 2010. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Stock-Based Compensation (continued)
Other Stock-Based Awards
From time to time, the Company grants restricted stock, phantom shares and stock appreciation rights to various employees. The Company recognized total compensation income of $1.1 million in the three months ended May 31, 2010 and total compensation expense of $7.5 million in the three months ended May 31, 2009 related to these stock-based awards. The Company recognized total compensation expense of $4.9 million in the six months ended May 31, 2010 and $6.9 million in the six months ended May 31, 2009 related to these stock-based awards.
Approval of the KB Home 2010 Equity Incentive Plan
At the Company’s Annual Meeting of Stockholders held on April 1, 2010, the Company’s stockholders approved the KB Home 2010 Equity Incentive Plan (the “2010 Plan”), authorizing, among other things, the issuance of up to 3,500,000 shares of the Company’s common stock for grants of stock-based awards to employees, non-employee directors and consultants of the Company. This pool of shares includes all of the shares that were available for grant as of April 1, 2010 under the Company’s 2001 Stock Incentive Plan, and no new awards may be made under the 2001 Stock Incentive Plan. Accordingly, as of April 1, 2010, the 2010 Plan became the Company’s only active equity compensation plan. Under the 2010 Plan, grants of stock options and other similar awards reduce the 2010 Plan’s share capacity on a 1-for-1 basis, and grants of restricted stock and other similar “full value” awards reduce the 2010 Plan’s share capacity on a 1.78-for-1 basis. In addition, subject to the 2010 Plan’s terms and conditions, a stock-based award may also be granted under the 2010 Plan to replace an outstanding award granted under another Company plan (subject to the terms of such other plan) with terms substantially identical to those of the award being replaced. As of the date of this report, no grants of stock-based awards have been made under the 2010 Plan. The 2010 Plan was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.
3.	Segment Information
As of May 31, 2010, the Company has identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of May 31, 2010, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:
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
The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2010	2009	2010	2009
Revenues:
West Coast	$272,089	$290,178	$163,655	$181,658
Southwest	93,450	96,446	59,602	44,173
Central	174,751	160,755	91,826	83,110
Southeast	94,735	141,287	57,431	73,984

Total homebuilding revenues	635,025	688,666	372,514	382,925
Financial services	3,005	3,165	1,538	1,545

Total revenues	$638,030	$691,831	$374,052	$384,470

Pretax income (loss):
West Coast	$16,056	$(52,421)	$12,699	$(40,100)
Southwest	(9,997)	(25,946)	(5,534)	(5,208)
Central	(9,107)	(10,513)	(1,803)	(4,356)
Southeast	(31,261)	(29,641)	(11,075)	(15,816)
Corporate and other (a)	(56,874)	(30,690)	(29,071)	(22,458)

Total homebuilding pretax loss	(91,183)	(149,211)	(34,784)	(87,938)
Financial services	6,070	6,056	4,175	4,355

Total pretax loss	$(85,113)	$(143,155)	$(30,609)	$(83,583)

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$647	$(8,040)	$547	$(8,235)
Southwest	(4,280)	(9,942)	(2,105)	(2,255)
Central	—	506	—	485
Southeast	901	(4,020)	10	(1,749)

Total	$(2,732)	$(21,496)	$(1,548)	$(11,754)

Inventory impairments:
West Coast	$1,196	$8,403	$—	$1,412
Southwest	962	13,267	—	1,340
Central	—	1,617	—	1,617
Southeast	4,677	6,860	—	1,391

Total	$6,835	$30,147	$—	$5,760

(a)	Corporate and other includes corporate general and administrative expenses.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	Six Months Ended May 31,		Three Months Ended May 31,
	2010	2009	2010	2009
Land option contract abandonments:
West Coast	$—	$27,679	$—	$27,396
Southwest	—	—	—	—
Central	6,340	—	—	—
Southeast	187	9,154	—	9,154

Total	$6,527	$36,833	$—	$36,550

Joint venture impairments:
West Coast	$—	$7,190	$—	$7,190
Southwest	—	5,426	—	—
Central	—	—	—	—
Southeast	—	2,186	—	—

Total	$—	$14,802	$—	$7,190

	May 31,	November 30,
	2010	2009
Assets:
West Coast	$914,314	$838,510
Southwest	376,333	346,035
Central	358,099	357,688
Southeast	425,395	361,551
Corporate and other	1,097,732	1,498,781

Total homebuilding assets	3,171,873	3,402,565
Financial services	30,364	33,424

Total assets	$3,202,237	$3,435,989

Investments in unconsolidated joint ventures:
West Coast	$40,559	$54,795
Southwest	54,880	56,779
Central	—	—
Southeast	8,166	8,094

Total	$103,605	$119,668

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Financial Services
The following table presents financial information relating to the Company’s financial services reporting segment (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2010	2009	2010	2009
Revenues
Interest income	$2	$28	$1	$11
Title services	386	448	230	261
Insurance commissions	2,617	2,689	1,307	1,273

Total	3,005	3,165	1,538	1,545

Expenses
General and administrative	(1,885)	(1,654)	(992)	(794)

Operating income	1,120	1,511	546	751
Equity in income of unconsolidated joint venture	4,950	4,545	3,629	3,604

Pretax income	$6,070	$6,056	$4,175	$4,355

	May 31,	November 30,
	2010	2009
Assets
Cash and cash equivalents	$3,621	$3,246
Receivables	523	1,395
Investment in unconsolidated joint venture	26,198	28,748
Other assets	22	35

Total assets	$30,364	$33,424

Liabilities
Accounts payable and accrued expenses	$6,874	$7,050

Total liabilities	$6,874	$7,050

5.	Inventories
Inventories consisted of the following (in thousands):

	May 31,	November 30,
	2010	2009

Homes, lots and improvements in production	$1,259,614	$1,091,851

Land under development	426,675	409,543

Total	$1,686,289	$1,501,394

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Inventories (continued)
The Company’s interest costs were as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2010	2009	2010	2009

Capitalized interest at beginning of period	$291,279	$361,619	$290,451	$365,333

Capitalized interest related to consolidation of previously unconsolidated joint ventures	9,914	—	—	—

Interest incurred (a)	61,906	57,277	29,855	28,019

Interest expensed (a)	(35,925)	(20,123)	(16,518)	(11,471)

Interest amortized	(51,769)	(43,372)	(28,383)	(26,480)

Capitalized interest at end of period (b)	$275,405	$355,401	$275,405	$355,401

(a)
Amounts for the three months and six months ended May 31, 2010 include $.4 million of debt issuance costs written off in connection with the Company’s voluntary termination of the Credit Facility during the second quarter of 2010. Amounts for the six months ended May 31, 2010 also include $1.4 million of debt issuance costs written off in connection with the Company’s voluntary reduction of the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million during the first quarter of 2010.

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

6.	Inventory Impairments and Land Option Contract Abandonments
Each land parcel or community in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross margins on homes delivered or projected margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a land parcel or community, the identified inventory is evaluated for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant and Equipment” (“ASC 360”). When an indicator of potential impairment is identified, the Company tests the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by trends and factors known to the Company at the time they are calculated and the Company’s expectations related to: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. These estimates, trends and expectations are specific to each land parcel or community and may vary among land parcels or communities.
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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Inventory Impairments and Land Option Contract Abandonments (continued)
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
Based on the results of its evaluations, the Company recognized no pretax, noncash inventory impairment charges in the three months ended May 31, 2010 and $5.8 million of such charges in the three months ended May 31, 2009. In the six months ended May 31, 2010 and 2009, the Company recognized pretax, noncash inventory impairment charges of $6.8 million and $30.2 million, respectively. As of May 31, 2010, the aggregate carrying value of inventory impacted by pretax, noncash inventory impairment charges was $542.1 million, representing 94 communities and various other land parcels. As of November 30, 2009, the aggregate carrying value of inventory impacted by pretax, noncash inventory impairment charges was $603.9 million, representing 128 communities and various other land parcels.
The Company’s optioned inventory is assessed to determine whether it continues to meet the Company’s internal investment standards and marketing strategy. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in market strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of its assessments, the Company recognized no land option contract abandonment charges in the three months ended May 31, 2010 and $36.5 million of such charges in the three months ended May 31, 2009. In the six months ended May 31, 2010 and 2009, the Company recognized land option contract abandonment charges of $6.5 million and $36.8 million, respectively.
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

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Fair Value Disclosures (continued)
The following table presents the Company’s assets measured at fair value on a nonrecurring basis (in thousands):

Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
	Six Months	Active	Observable	Unobservable
	Ended	Markets	Inputs	Inputs
Description	May 31, 2010 (a)	(Level 1)	(Level 2)	(Level 3)	Total Losses

Long-lived assets held and used	$3,907	$—	$—	$3,907	$(6,835)

(a)
Amount represents the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

In accordance with the provisions of ASC 360, long-lived assets held and used with a carrying amount of $10.7 million were written down to their fair value of $3.9 million during the six months ended May 31, 2010, resulting in noncash inventory impairment charges of $6.8 million.
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
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, except those for which the carrying values approximate fair values (in thousands):

	May 31, 2010		November 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial Liabilities:
Senior notes due 2011 at 6 3/8%	$99,857	$102,000	$99,800	$100,250
Senior notes due 2014 at 5 3/4%	249,428	235,000	249,358	234,375
Senior notes due 2015 at 5 7/8%	298,970	274,500	298,875	276,000
Senior notes due 2015 at 6 1/4%	449,721	412,875	449,698	419,063
Senior notes due 2017 at 9.1%	260,112	267,650	259,884	276,263
Senior notes due 2018 at 7 1/4%	298,839	270,000	298,787	281,250
The fair values of the Company’s senior notes are estimated based on quoted market prices.
The carrying amounts reported for cash and cash equivalents, restricted cash, and mortgages and land contracts due to land sellers and other loans approximate fair values.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which provides amendments to Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”) to reflect the revised guidance. The amendments to ASC 810 replace the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The amendments also require additional disclosures about a reporting entity’s involvement with VIEs. The Company adopted the amended provisions of ASC 810 effective December 1, 2009. The adoption of the amended provisions of ASC 810 did not have a material effect on the Company’s consolidated financial position or results of operations.
The Company participates in joint ventures from time to time for the purpose of conducting land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary. All of the Company’s joint ventures at May 31, 2010 and November 30, 2009 were determined under the provisions of ASC 810 applicable at each such date to be unconsolidated joint ventures either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.
In the ordinary course of its business, the Company enters into land option contracts (or similar agreements) to procure land for the construction of homes. The use of such land option and other contracts generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories on its consolidated balance sheets. Under such land option contracts, the Company will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of the Company’s land option contracts may create a variable interest for the Company, with the land seller being identified as a VIE.
In compliance with ASC 810, the Company analyzes its land option and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the optioned land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. As a result of its analyses, the Company determined that as of May 31, 2010 it was not the primary beneficiary of any VIEs from which it is purchasing land under land option contracts. Since adopting the amended provisions of ASC 810, in determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
Based on its analyses as of November 30, 2009, which were performed before the Company adopted the amended provisions of ASC 810, the Company determined that it was the primary beneficiary of certain VIEs from which it was purchasing land under land option contracts and, therefore, consolidated such VIEs. Prior to its adoption of the amended provisions of ASC 810, in determining whether it was the primary beneficiary, the Company considered, among other things, the size of its deposit relative to the contract price, the risk of obtaining land entitlement approval, the risk associated with land development required under the land option contract, and the risk of changes in the market value of the optioned land during the contract period. The consolidation of VIEs in which the Company determined it was the primary beneficiary increased inventories, with a corresponding increase to accrued expenses and other liabilities, on the Company’s consolidated balance sheet by $21.0 million at November 30, 2009. The liabilities related to the Company’s consolidation of VIEs from which it has arranged to purchase land under option and other contracts represent the difference between

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Variable Interest Entities (continued)

the purchase price of land not yet purchased and the Company’s cash deposits. The Company’s cash deposits related to these land option and other contracts totaled $4.1 million at November 30, 2009. Creditors, if any, of these VIEs had no recourse against the Company.

As of May 31, 2010, the Company had cash deposits totaling $1.5 million associated with land option and other contracts that the Company determined to be unconsolidated VIEs, having an aggregate purchase price of $32.9 million, and had cash deposits totaling $18.2 million associated with land option and other contracts that the Company determined were not VIEs, having an aggregate purchase price of $324.9 million.

The Company’s exposure to loss related to its land option and other contracts with third parties and unconsolidated entities consisted of its non-refundable deposits, which totaled $19.7 million at May 31, 2010 and $9.6 million at November 30, 2009. In addition, the Company had outstanding letters of credit of $5.7 million at May 31, 2010 and $8.7 million at November 30, 2009 in lieu of cash deposits under certain land option contracts.

The Company also evaluates its land option contracts in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on its consolidated balance sheets by $21.6 million at May 31, 2010 and $36.1 million at November 30, 2009.

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

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. The Company shares in profits and losses of these unconsolidated joint ventures generally in accordance with its respective equity interests. In some instances, the Company recognizes profits and losses that differ from its pro rata share of profits and losses recognized by an unconsolidated joint venture. Such differences may arise from impairments recognized by the Company related to its investment in an unconsolidated joint venture which differ from the recognition of impairments by the unconsolidated joint venture, differences between the Company’s basis in assets transferred to an unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets, the deferral of unconsolidated joint venture profits from land sales to the Company, or other items.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)
The following table presents information from the combined condensed statements of operations of the Company’s unconsolidated joint ventures (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2010	2009	2010	2009

Revenues	$100,079	$34,207	$14,277	$22,731
Construction and land costs	(100,735)	(50,371)	(12,215)	(31,870)
Other expenses, net	(8,837)	(23,259)	(8,515)	(17,124)

Loss	$(9,493)	$(39,423)	$(6,453)	$(26,263)

With respect to the Company’s investment in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures for the three months and six months ended May 31, 2009 included pretax, noncash impairment charges of $7.2 million and $14.8 million, respectively. There were no such charges for the three months or six months ended May 31, 2010.

The following table presents combined condensed information from the balance sheets of the Company’s unconsolidated joint ventures (in thousands):

	May 31,	November 30,
	2010	2009

Assets
Cash	$17,499	$12,816
Receivables	147,077	142,639
Inventories	580,035	709,130
Other assets	52,213	56,939

Total assets	$796,824	$921,524

Liabilities and equity
Accounts payable and other liabilities	$61,486	$94,533
Mortgages and notes payable	380,290	514,172
Equity	355,048	312,819

Total liabilities and equity	$796,824	$921,524

The following table presents information relating to the Company’s investments in unconsolidated joint ventures and the aggregate outstanding debt of its unconsolidated joint ventures as of the dates specified, categorized by the nature of the Company’s potential responsibility under a guaranty, if any, for such debt (dollars in thousands):

	May 31,	November 30,
	2010	2009

Number of investments in unconsolidated joint ventures:
With limited recourse debt (a)	2	2
With non-recourse debt (b)	—	2
Other (c)	8	9

Total	10	13

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)

	May 31,	November 30,
	2010	2009
Investments in unconsolidated joint ventures:
With limited recourse debt	$2,524	$1,277
With non-recourse debt	—	9,983
Other	101,081	108,408

Total	$103,605	$119,668

Outstanding debt of unconsolidated joint ventures:
With limited recourse debt	$7,908	$11,198
With non-recourse debt	—	130,025
Other	372,382	372,949

Total (d)	$380,290	$514,172

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

The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, certain of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. The Company’s unconsolidated joint ventures had aggregate outstanding debt, substantially all of which was secured, of approximately $380.3 million at May 31, 2010 and $514.2 million at November 30, 2009. Various financial and non-financial covenants apply to the outstanding debt of the unconsolidated joint ventures, and a failure to comply with any applicable debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, as described below.

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

At May 31, 2010, the Company’s potential responsibility under its loan-to-value maintenance guarantees relating to approximately $7.9 million of outstanding debt held by two unconsolidated joint ventures totaled approximately $3.8 million, if any liability were determined to be due thereunder. This amount represents the Company’s maximum responsibility under such loan-to-value maintenance guarantees assuming the underlying collateral has no value and without regard to defenses that could be available to the Company against any attempted enforcement of such guarantees.

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

In addition to the above-described guarantees and indemnities, the Company has also provided a several guaranty to the lenders of one of the Company’s unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. The Company’s potential responsibility under this several guaranty fluctuates with the unconsolidated joint venture’s debt and with the Company’s and its partners’ respective land purchases from the unconsolidated joint venture. At May 31, 2010, this unconsolidated joint venture had total outstanding indebtedness of approximately $372.4 million and, if this guaranty were then enforced, the Company’s maximum potential responsibility under the guaranty would have been approximately $182.7 million in principal amount, which amount does not account for any offsets or defenses that could be available to the Company.

The lenders for two of the Company’s unconsolidated joint ventures have filed lawsuits against some of the unconsolidated joint ventures’ members, and certain of those members’ parent companies, seeking to recover damages under completion guarantees, among other claims. The Company and the other parent companies, together with the members, are defending the lawsuits in which they have been named and are currently exploring resolutions with the lenders. In a separate proceeding, the members (including the Company) of one of these unconsolidated joint ventures participated in an arbitration regarding their respective performance

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)

obligations in order to address one member’s claims for specific performance and, in the alternative, damages. On July 6, 2010, a decision was issued in this arbitration proceeding. In its decision, the arbitration panel denied the specific performance claims and awarded damages in an amount well below the amount claimed. The Company’s potential proportional responsibility for the damages awarded is not considered to be material to the Company’s consolidated financial position or results of operations. The litigation commenced by the lenders remains ongoing, and there is no assurance that the parties involved will reach satisfactory resolutions. Further, if satisfactory resolutions are not reached, there is no assurance as to whether the ultimate outcome of any of the litigation would not be material to the Company’s consolidated financial position or results of operations.

10.	Mortgages and Notes Payable
Mortgages and notes payable consisted of the following (in thousands):

	May 31,	November 30,
	2010	2009

Mortgages and land contracts due to land sellers and other loans	$98,439	$163,968
Senior notes due 2011 at 6 3/8%	99,857	99,800
Senior notes due 2014 at 5 3/4%	249,428	249,358
Senior notes due 2015 at 5 7/8%	298,970	298,875
Senior notes due 2015 at 6 1/4%	449,721	449,698
Senior notes due 2017 at 9.1%	260,112	259,884
Senior notes due 2018 at 7 1/4%	298,839	298,787

Total	$1,755,366	$1,820,370

At November 30, 2009, the Company had a Credit Facility with a syndicate of lenders that was scheduled to mature in November 2010. To reduce costs associated with maintaining the Credit Facility, effective December 28, 2009, the Company voluntarily reduced the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million and effective March 31, 2010, the Company voluntarily terminated the Credit Facility.

With the Credit Facility’s termination, the Company proceeded to enter into the LOC Facilities with various banks to obtain letters of credit in the ordinary course of its business. As of May 31, 2010, $81.9 million of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require the Company to deposit and maintain cash with the banks as collateral for its letters of credit outstanding. As of May 31, 2010, the amount of cash maintained for the LOC Facilities totaled $82.7 million, and was included in restricted cash on the Company’s consolidated balance sheet as of that date. The Company may in the future enter into similar facilities with other financial institutions.

The termination of the Credit Facility also released and discharged six of the Company’s subsidiaries from guaranteeing any obligations with respect to the Company’s senior notes (the “Released Subsidiaries”). Each of the Released Subsidiaries is not a “significant subsidiary,” as defined under Rule 1-02(w) of Regulation S-X, and does not guarantee any other indebtedness of the Company. Each Released Subsidiary may be required to again provide a guarantee with respect to the Company’s senior notes if it becomes a “significant subsidiary.” Three of the Company’s subsidiaries (the “Guarantor Subsidiaries”) continue to provide a guarantee with respect to the Company’s senior notes.

In the second quarter of 2010, the Company voluntarily replaced letters of credit it previously posted as collateral for certain mortgages and notes payable with cash collateral deposited in an account. As of May 31, 2010, this required cash collateral, which relates to a multi-level residential building the Company is operating as a rental property, totaled $25.1 million and was included in restricted cash on the Company’s consolidated balance sheet as of that date.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Mortgages and Notes Payable (continued)

The indenture governing the Company’s senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the senior notes indenture contains certain restrictive covenants that, among other things, limit the Company’s ability to incur secured indebtedness; or engage in sale-leaseback transactions involving property or assets above a certain specified value. The terms governing the Company’s senior notes due 2017 contain certain limitations related to mergers, consolidations, and sales of assets.

As of May 31, 2010, the Company was in compliance with the applicable terms of all of its covenants under the Company’s senior notes, senior notes indenture, and mortgages and land contracts due to land sellers and other loans. The Company’s ability to secure future debt financing may depend in part on its ability to remain in such compliance.

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

The changes in the Company’s warranty liability are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2010	2009	2010	2009

Balance at beginning of period	$135,749	$145,369	$130,549	$142,224

Warranties issued	2,650	4,226	1,458	2,233

Payments and adjustments	(20,646)	(11,905)	(14,254)	(6,767)

Balance at end of period	$117,753	$137,690	$117,753	$137,690

The Company’s warranty liability of $117.8 million at May 31, 2010 includes $17.7 million associated with the remaining repair of approximately 317 homes primarily delivered in 2006 and 2007 and located in Florida and Louisiana that were identified as containing or suspected of containing allegedly defective drywall manufactured in China. The Company believes that its overall warranty liability at May 31, 2010 is sufficient with respect to its general limited warranty obligations and the estimated costs remaining to repair the identified homes impacted by the allegedly defective drywall. The Company is continuing to review whether there are any additional homes delivered in Florida, Louisiana or other locations that contain or may contain this drywall material and depending on the outcome of its review and its actual claims experience, the Company may need to increase its warranty liability in future periods. The amount accrued to repair these homes is based largely on the Company’s estimates of future costs. If the actual costs to repair these homes differ from the estimated costs, the Company may revise its warranty estimate for this issue.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Commitments and Contingencies (continued)

The Company has been named as a defendant in seven lawsuits relating to this drywall material, and it may in the future be subject to other similar litigation or claims that could cause the Company to incur significant costs. Given the preliminary stages of the proceedings, the Company has not concluded whether the outcome of any of these lawsuits, if unfavorable, is likely to be material to its consolidated financial position or results of operations.

The Company will seek reimbursement from various sources for the costs it expects to incur to investigate and complete repairs and to defend itself in litigation associated with this drywall material. At this early stage of its efforts to investigate and complete repairs and to respond to litigation, however, the Company has not recorded any amounts for potential recoveries as of May 31, 2010.

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

The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, the Company’s general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above its coverage limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $98.3 million at May 31, 2010 and $107.0 million at November 30, 2009. These amounts are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The Company’s expenses associated with self-insurance totaled $1.8 million for the three months ended May 31, 2010 and $1.4 million for the three months ended May 31, 2009. The Company’s expenses associated with self-insurance totaled $3.6 million for the six months ended May 31, 2010 and $3.5 million for the six months ended May 31, 2009.

The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with community improvements such as roads, sewers and water, and to certain unconsolidated joint ventures. At May 31, 2010, the Company had $479.9 million of performance bonds and $81.9 million of letters of credit outstanding. In the event any such performance bonds or letters of credit were called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. The Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of letters of credit issued in connection with community improvements and certain unconsolidated joint ventures coincide with the expected completion dates of the related projects or obligations. If the obligations related to a project are ongoing, the relevant letters of credit are typically extended on a year-to-year basis.

In the ordinary course of its business, the Company enters into land option contracts (or similar agreements) to procure land for the construction of homes. At May 31, 2010, the Company had total deposits of $25.4 million, comprised of cash deposits of $19.7 million and letters of credit of $5.7 million, to purchase land having an aggregate purchase price of $357.8 million. The Company’s land option contracts generally do not contain provisions requiring the Company’s specific performance.

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

The parties to the litigation executed a settlement agreement on February 26, 2010 and an amended settlement agreement on April 5, 2010. On April 12, 2010, the court preliminarily approved the amended settlement and the conditional certification of the settlement class described in the amended settlement. The preliminarily approved settlement is not material to the consolidated financial position or results of operations of the Company. The court set the fairness hearing on the proposed settlement for July 26, 2010.

Other Matters

On October 2, 2009, the staff of the SEC notified the Company that a formal order of investigation had been issued regarding possible accounting and disclosure issues. Although the SEC has not indicated, and the Company cannot be certain as to, the scope of the SEC’s investigation, the information requests from the SEC received to date relate to the Company’s impairments, including both inventory and joint ventures. The Company is cooperating with the staff of the SEC in connection with the investigation. The Company cannot predict the outcome of, or the timeframe for, the conclusion of this matter.

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

As of May 31, 2010, the Company was authorized to repurchase four million shares of its common stock under a board-approved share repurchase program. The Company did not repurchase any shares of its common stock under this program in the six months ended May 31, 2010. The Company has not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of the Company’s board of directors. The Company acquired $.4 million of common stock in the six months ended May 31, 2010, which were previously issued shares delivered to the Company by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the share repurchase program.

During the quarter ended February 28, 2010, the Company’s board of directors declared a cash dividend of

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Stockholders’ Equity (continued)

$.0625 per share of common stock, which was paid on February 18, 2010 to stockholders of record on February 4, 2010. During the quarter ended May 31, 2010, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on May 20, 2010 to stockholders of record on May 6, 2010.

14.	Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009. ASU 2010-06 concerns disclosure only and did not have an impact on the Company’s financial position or results of operations.

15.	Income Taxes

The Company’s income tax expense totaled $.1 million for the three months ended May 31, 2010, compared to an income tax benefit of $5.2 million for the three months ended May 31, 2009. The Company’s effective income tax expense rate was .3% in the second quarter of 2010, compared to an effective income tax benefit rate of 6.2% for the second quarter of 2009. For the six months ended May 31, 2010, the Company’s income tax expense totaled $.3 million compared to an income tax benefit of $6.7 million for the six months ended May 31, 2009. The Company’s effective income tax expense rate was .4% in the six months ended May 31, 2010, compared to an effective income tax benefit rate of 4.7% for the year-earlier period. The year-over-year difference in the Company’s 2010 second quarter effective tax rate was primarily due to the recognition of a $4.6 million federal and state income tax receivable in the second quarter of 2009 based on the status of federal audits and amended state filings. For the six months ended May 31, 2010, the difference in the effective tax rate compared to the year-earlier period resulted primarily from the recognition of the $4.6 million receivable and the reversal of a $1.8 million liability for unrecognized federal and state tax benefits during the 2009 period.

In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), the Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During the three months ended May 31, 2010, the Company recorded a valuation allowance of $12.8 million against the net deferred tax assets generated from the loss for the period. During the three months ended May 31, 2009, the Company recorded a similar valuation allowance of $31.7 million against net deferred tax assets. For the six months ended May 31, 2010 and 2009, the Company recorded valuation allowances of $34.0 million and $54.4 million, respectively, against the net deferred tax assets generated from the losses for those periods.

The Company’s net deferred tax assets totaled $1.1 million at both May 31, 2010 and November 30, 2009. The deferred tax asset valuation allowance increased to $784.0 million at May 31, 2010 from $750.0 million at November 30, 2009. This increase reflected the net impact of the $34.0 million valuation allowance recorded during the first six months of 2010.

During the three months ended May 31, 2010, the Company had $.1 million of additions and $.4 million of reductions to its total gross unrecognized tax benefits as a result of the current status of federal and state audits. During the six months ended May 31, 2010, additions and reductions to the Company’s total gross unrecognized tax benefits were $.3 million and $.7 million, respectively. The total amount of gross unrecognized tax benefits, including interest and penalties, was $9.0 million as of May 31, 2010. The Company anticipates that total unrecognized tax benefits will decrease by an amount ranging from $3.0 million to $4.0 million during the twelve months from this reporting date due to various state filings associated with the resolution of the federal audit.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Income Taxes (continued)

The benefits of the Company’s net operating losses, built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on the Company’s analysis performed as of May 31, 2010, the Company does not believe it has experienced an ownership change as defined by Section 382, and, therefore, the net operating losses, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation as of this reporting date.

16.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2010	2009
Summary of cash and cash equivalents at the end of the period:
Homebuilding	$985,756	$997,357
Financial services	3,621	2,156

Total	$989,377	$999,513

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$40,493	$27,653
Income taxes paid	292	5,171
Income taxes refunded	191,342	235,620

Supplemental disclosures of noncash activities:
Increase in inventories in connection with consolidation of joint ventures	$72,300	$—
Increase in accounts payable, accrued expenses and other liabilities in connection with consolidation of joint ventures	38,861	—
Cost of inventories acquired through seller financing	6,299	6,494
Decrease in consolidated inventories not owned	(35,556)	(31,529)

17.	Supplemental Guarantor Information

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

In connection with the Company’s voluntary termination of the Credit Facility effective March 31, 2010, the Released Subsidiaries were released and discharged from guaranteeing any obligations with respect to the Company’s senior notes. Accordingly, the supplemental financial information presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of the respective periods then ended.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Operations
Six Months Ended May 31, 2010 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$182,893	$455,137	$—	$638,030

Homebuilding:
Revenues	$—	$182,893	$452,132	$—	$635,025
Construction and land costs	—	(156,652)	(376,731)	—	(533,383)
Selling, general and administrative expenses	(47,029)	(28,209)	(79,955)	—	(155,193)

Operating loss	(47,029)	(1,968)	(4,554)	—	(53,551)
Interest income	865	6	154	—	1,025
Interest expense, net of amounts capitalized	4,183	(17,957)	(22,151)	—	(35,925)
Equity in loss of unconsolidated joint ventures	—	(79)	(2,653)	—	(2,732)

Homebuilding pretax loss	(41,981)	(19,998)	(29,204)	—	(91,183)

Financial services pretax income	—	—	6,070	—	6,070

Total pretax loss	(41,981)	(19,998)	(23,134)	—	(85,113)
Income tax expense	(100)	(100)	(100)	—	(300)
Equity in net loss of subsidiaries	(43,332)	—	—	43,332	—

Net loss	$(85,413)	$(20,098)	$(23,234)	$43,332	$(85,413)

Six Months Ended May 31, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$601,682	$90,149	$—	$691,831

Homebuilding:
Revenues	$—	$601,682	$86,984	$—	$688,666
Construction and land costs	—	(583,815)	(83,953)	—	(667,768)
Selling, general and administrative expenses	(27,049)	(84,857)	(21,863)	—	(133,769)

Operating loss	(27,049)	(66,990)	(18,832)	—	(112,871)
Interest income	4,346	417	516	—	5,279
Interest expense, net of amounts capitalized	20,699	(39,195)	(1,627)	—	(20,123)
Equity in loss of unconsolidated joint ventures	—	(17,481)	(4,015)	—	(21,496)

Homebuilding pretax loss	(2,004)	(123,249)	(23,958)	—	(149,211)

Financial services pretax income	—	—	6,056	—	6,056

Total pretax loss	(2,004)	(123,249)	(17,902)	—	(143,155)
Income tax benefit	100	5,800	800	—	6,700
Equity in net loss of subsidiaries	(134,551)	—	—	134,551	—

Net loss	$(136,455)	$(117,449)	$(17,102)	$134,551	$(136,455)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Operations
Three Months Ended May 31, 2010 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$113,497	$260,555	$—	$374,052

Homebuilding:
Revenues	$—	$113,497	$259,017	$—	$372,514
Construction and land costs	—	(95,690)	(211,153)	—	(306,843)
Selling, general and administrative expenses	(23,891)	(14,425)	(44,674)	—	(82,990)

Operating income (loss)	(23,891)	3,382	3,190	—	(17,319)
Interest income	506	6	89	—	601
Interest expense, net of amounts capitalized	6,022	(10,224)	(12,316)	—	(16,518)
Equity in loss of unconsolidated joint ventures	—	(35)	(1,513)	—	(1,548)

Homebuilding pretax loss	(17,363)	(6,871)	(10,550)	—	(34,784)

Financial services pretax income	—	—	4,175	—	4,175

Total pretax loss	(17,363)	(6,871)	(6,375)	—	(30,609)
Income tax expense	(100)	—	—	—	(100)
Equity in net loss of subsidiaries	(13,246)	—	—	13,246	—

Net loss	$(30,709)	$(6,871)	$(6,375)	$13,246	$(30,709)

Three Months Ended May 31, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$341,461	$43,009	$—	$384,470

Homebuilding:
Revenues	$—	$341,461	$41,464	$—	$382,925
Construction and land costs	—	(338,102)	(38,708)	—	(376,810)
Selling, general and administrative expenses	(17,725)	(43,746)	(11,123)	—	(72,594)

Operating loss	(17,725)	(40,387)	(8,367)	—	(66,479)
Interest income	1,353	240	173	—	1,766
Interest expense, net of amounts capitalized	11,572	(20,323)	(2,720)	—	(11,471)
Equity in loss of unconsolidated joint ventures	—	(10,011)	(1,743)	—	(11,754)

Homebuilding pretax loss	(4,800)	(70,481)	(12,657)	—	(87,938)

Financial services pretax income	—	—	4,355	—	4,355

Total pretax loss	(4,800)	(70,481)	(8,302)	—	(83,583)
Income tax benefit	300	4,400	500	—	5,200
Equity in net loss of subsidiaries	(73,883)	—	—	73,883	—

Net loss	$(78,383)	$(66,081)	$(7,802)	$73,883	$(78,383)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidated Balance Sheets
May 31, 2010 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$835,535	$11,024	$139,197	$—	$985,756
Restricted cash	82,678	25,079	—	—	107,757
Receivables	3,829	16,363	116,841	—	137,033
Inventories	—	654,188	1,032,101	—	1,686,289
Investments in unconsolidated joint ventures	—	36,654	66,951	—	103,605
Other assets	65,868	74,454	11,111	—	151,433

	987,910	817,762	1,366,201	—	3,171,873

Financial services	—	—	30,364	—	30,364
Investments in subsidiaries	27,464	—	—	(27,464)	—

Total assets	$1,015,374	$817,762	$1,396,565	$(27,464)	$3,202,237

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$146,471	$205,212	$473,133	$—	$824,816
Mortgages and notes payable	1,656,927	94,902	3,537	—	1,755,366

	1,803,398	300,114	476,670	—	2,580,182

Financial services	—	—	6,874	—	6,874
Intercompany	(1,403,205)	517,648	885,557	—	—
Stockholders’ equity	615,181	—	27,464	(27,464)	615,181

Total liabilities and stockholders’ equity	$1,015,374	$817,762	$1,396,565	$(27,464)	$3,202,237

November 30, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$995,122	$56,969	$122,624	$—	$1,174,715
Restricted cash	114,292	—	—	—	114,292
Receivables	191,747	109,536	36,647	—	337,930
Inventories	—	1,374,617	126,777	—	1,501,394
Investments in unconsolidated joint ventures	—	115,402	4,266	—	119,668
Other assets	68,895	85,856	(185)	—	154,566

	1,370,056	1,742,380	290,129	—	3,402,565

Financial services	—	—	33,424	—	33,424
Investments in subsidiaries	35,955	—	—	(35,955)	—

Total assets	$1,406,011	$1,742,380	$323,553	$(35,955)	$3,435,989

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$147,264	$588,203	$165,878	$—	$901,345
Mortgages and notes payable	1,656,402	163,967	1	—	1,820,370

	1,803,666	752,170	165,879	—	2,721,715

Financial services	—	—	7,050	—	7,050
Intercompany	(1,104,879)	990,210	114,669	—	—
Stockholders’ equity	707,224	—	35,955	(35,955)	707,224

Total liabilities and stockholders’ equity	$1,406,011	$1,742,380	$323,553	$(35,955)	$3,435,989

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Cash Flows
Six Months Ended May 31, 2010 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(85,413)	$(20,098)	$(23,234)	$43,332	$(85,413)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	1,196	12,166	—	13,362
Changes in assets and liabilities:
Receivables	187,918	(6,535)	2,034	—	183,417
Inventories	—	(17,601)	(137,613)	—	(155,214)
Accounts payable, accrued expenses and other liabilities	(787)	(16,996)	(63,826)	—	(81,609)
Other, net	478	23	12,352	—	12,853

Net cash provided (used) by operating activities	102,196	(60,011)	(198,121)	43,332	(112,604)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(56)	(1,700)	—	(1,756)
Purchases of property and equipment, net	(21)	(58)	(375)	—	(454)

Net cash used by investing activities	(21)	(114)	(2,075)	—	(2,210)

Cash flows from financing activities:
Change in restricted cash	31,614	(25,079)	—	—	6,535
Payments on mortgages, land contracts and other loans	—	(53,354)	(18,474)	—	(71,828)
Issuance of common stock under employee stock plans	897	—	—	—	897
Excess tax benefit associated with exercise of stock options	583	—	—	—	583
Payments of cash dividends	(9,607)	—	—	—	(9,607)
Repurchases of common stock	(350)	—	—	—	(350)
Intercompany	(284,899)	105,104	223,127	(43,332)	—

Net cash provided (used) by financing activities	(261,762)	26,671	204,653	(43,332)	(73,770)

Net increase (decrease) in cash and cash equivalents	(159,587)	(33,454)	4,457	—	(188,584)
Cash and cash equivalents at beginning of period	995,122	44,478	138,361	—	1,177,961

Cash and cash equivalents at end of period	$835,535	$11,024	$142,818	$—	$989,377

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Cash Flows
Six Months Ended May 31, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(136,455)	$(117,449)	$(17,102)	$134,551	$(136,455)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	62,052	4,928	—	66,980
Changes in assets and liabilities:
Receivables	206,725	8,569	(1,316)	—	213,978
Inventories	—	(75,478)	196,216	—	120,738
Accounts payable, accrued expenses and other liabilities	(58,500)	(41,162)	(109,989)	—	(209,651)
Other, net	1,628	19,510	6,794	—	27,932

Net cash provided (used) by operating activities	13,398	(143,958)	79,531	134,551	83,522

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(12,535)	19,845	—	7,310
Sales (purchases) of property and equipment, net	(20)	(1,189)	295	—	(914)

Net cash provided (used) by investing activities	(20)	(13,724)	20,140	—	6,396

Cash flows from financing activities:
Change in restricted cash	13,244	—	—	—	13,244
Repayment of senior subordinated notes	(200,000)	—	—	—	(200,000)
Payments on mortgages, land contracts and other loans	—	(36,718)	—	—	(36,718)
Issuance of common stock under employee stock plans	1,691	—	—	—	1,691
Payments of cash dividends	(9,524)	—	—	—	(9,524)
Repurchases of common stock	(616)	—	—	—	(616)
Intercompany	59,210	186,807	(111,466)	(134,551)	—

Net cash provided (used) by financing activities	(135,995)	150,089	(111,466)	(134,551)	(231,923)

Net decrease in cash and cash equivalents	(122,617)	(7,593)	(11,795)	—	(142,005)
Cash and cash equivalents at beginning of period	987,057	25,067	129,394	—	1,141,518

Cash and cash equivalents at end of period	$864,440	$17,474	$117,599	$—	$999,513

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding operations and our financial services operations. The following table presents a summary of our consolidated results of operations for the six months and three months ended May 31, 2010 and 2009 (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2010	2009	2010	2009
Revenues:
Homebuilding	$635,025	$688,666	$372,514	$382,925
Financial services	3,005	3,165	1,538	1,545

Total	$638,030	$691,831	$374,052	$384,470

Pretax loss:
Homebuilding	$(91,183)	$(149,211)	$(34,784)	$(87,938)
Financial services	6,070	6,056	4,175	4,355

Total pretax loss	(85,113)	(143,155)	(30,609)	(83,583)
Income tax benefit (expense)	(300)	6,700	(100)	5,200

Net loss	$(85,413)	$(136,455)	$(30,709)	$(78,383)

Basic and diluted loss per share	$(1.11)	$(1.78)	$(.40)	$(1.03)

During the second quarter of 2010, generally weak economic and employment conditions and the continuing poor housing industry operating environment offset the positive impact on home sales of the short-term federal tax credit for homebuyers and enhanced housing affordability stemming from lower home selling prices and mortgage interest rates. The negative state of housing markets, compounded by the expiration of the federal homebuyer tax credit on April 30, 2010, was recently underscored by the U.S. Commerce Department’s report that May 2010 new home sales were at record lows and that overall housing starts and permits were down significantly from the prior month’s levels. Our financial and operational results for the quarter ended May 31, 2010 reflect these conditions, as we had year-over-year decreases in our net orders, revenues and average selling prices. Our net orders were particularly adversely affected by the expiration of the federal homebuyer tax credit. Potential homebuyers who missed the April 30 deadline appeared to put their home purchase plans on indefinite hold and traffic to many of our communities declined significantly in May. Although data suggest that certain housing markets may be stabilizing or starting to rebound compared to prior periods, it is difficult to predict when a widespread and sustained recovery capable of clearing the persistent oversupply of homes available for sale (including lender-owned homes acquired through mortgage foreclosures and short sales) may occur, given the present headwinds of high unemployment levels, sluggish economic growth, tight mortgage lending standards, tepid consumer confidence, cutbacks in government programs supportive of homeownership and home purchases (including homebuyer tax credits), and significant volatility in broader credit and financial markets.
Throughout the present housing market downturn, which began in 2006, we have focused on three primary goals: generating cash and maintaining a strong balance sheet; restoring the profitability of our homebuilding operations; and positioning our business to capitalize on a housing market recovery when it occurs. To advance these goals, we have implemented an integrated approach that includes operating our business as efficiently as possible, sustaining strong financial liquidity, transforming our operations (including strategic market exits and reductions in our community count and inventories), and redesigning our product offerings, highlighted by the development of our The Open Series™ line of homes. We have tailored and value-engineered The Open Series and our other new product offerings to compete with resale homes and to meet the affordability needs of our core customers — first-time, move-up and active adult homebuyers. Largely through these initiatives, we improved our housing gross margin in each quarter of 2009 and in the first and second quarters of 2010, as measured against the corresponding prior-year periods, even though we experienced decreases in our average selling prices in each period.
Restoring the profitability of our homebuilding operations is our highest priority. During the second quarter of 2010, we continued to build on the steady progress we have made over the past several quarters toward achieving this goal, narrowing our net loss on a year-over-year basis for the eighth consecutive quarter, on an overall lower revenue base compared to the second quarter of 2009. This performance mainly reflected the absence of inventory impairment and land option contract abandonment charges in the second quarter of 2010 and our success in expanding our housing gross margin, improvements that were partly offset by an increase in our selling, general and administrative expenses. The second quarter of 2010 also marked the first time in 14 quarters that the number of homes we delivered increased year over year, though this result may not continue into the second half of 2010.
Our total revenues of $374.1 million for the three months ended May 31, 2010 decreased 3% from $384.5 million for the three months ended May 31, 2009, due to lower housing revenues. Housing revenues totaled $370.4 million in the second quarter of 2010, down 3% from $380.8 million in the year-earlier quarter, reflecting a 4% year-over-year decrease in the average selling price, partly offset by a 1% year-over-year increase in homes delivered. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. We delivered 1,782 homes in the second quarter of 2010 at an average selling price of $207,900, compared with 1,761 homes delivered at an average selling price of $216,200 in the year-earlier quarter. The increase in the total number of homes delivered in the second quarter of 2010 relative to the year-earlier quarter reflected increases of 49% and 5% in our Southwest and Central reporting segments, respectively, that were partly offset by decreases of 12% in each of our West Coast and Southeast reporting segments.
The overall year-over-year increase in the number of homes delivered in the three months ended May 31, 2010 occurred even though we operated an average of 7% fewer active communities Company-wide. “Active communities” are those that deliver five or more homes in a particular reporting period. This decrease in our overall average active community count reflects the strategic reduction in our total community count that we undertook in prior periods to align our operations with the reduced housing market activity stemming from the present downturn and to support our strong balance sheet goals. In the last few quarters, however, we have implemented a land acquisition strategy that is designed to support future growth in our average active community count and our revenues, as further discussed below, and market conditions in our Southwest and Central reporting segments supported the operation in those regions of a higher average number of active communities in the second quarter of 2010 relative to the year-earlier period.
The year-over-year decrease in our average selling price in the second quarter of 2010 was primarily due to price reductions we implemented in certain markets in response to competitive conditions, as well as our ongoing rollout of new product, including The Open Series, at lower price points compared to our previous products to meet consumer demand for affordable homes. The year-over-year decline in our overall average selling price reflected decreases of 9% and 11% in our Southwest and Southeast reporting segments, respectively, partly offset by increases of 3% and 6% in our West Coast and Central reporting segments, respectively.
Included in our total revenues for the three months ended May 31, 2010 and 2009 were financial services revenues of $1.5 million and $1.6 million, respectively.
We generated a net loss of $30.7 million, or $.40 per diluted share, for the three months ended May 31, 2010, compared to a net loss of $78.4 million, or $1.03 per diluted share, for the year-earlier period. The results for the second quarter of 2010 included no pretax, noncash charges for inventory or joint venture impairments or land option contract abandonments, compared to $49.5 million of such charges in the year-earlier quarter. Our net loss for the second quarter of 2010 also narrowed relative to the year-earlier quarter due to an increase in our housing gross margin, partly offset by an increase in our selling, general and administrative expenses. Our housing gross margin increased by 15.8 percentage points to 17.7% in the second quarter of 2010 from 1.9% in the year-earlier quarter. Excluding the inventory impairment and land option contract abandonment charges in the second quarter of 2009, our housing gross margin improved by 5.0 percentage points in the second quarter of 2010 from the 12.7% posted in the prior year period. Selling, general and administrative expenses in the three months ended May 31, 2010 increased 14% to $83.0 million, up from $72.6 million in the year-earlier quarter, reflecting, among other things, higher legal and advertising expenses.
Total revenues for the six months ended May 31, 2010 were $638.0 million, down 8% from $691.8 million for the year-earlier period. Included in our total revenues were financial services revenues of $3.0 million for the first six months of 2010 and $3.2 million for the year-earlier period. Our net loss for the six months ended May 31, 2010 totaled $85.4 million, or $1.11 per diluted share, including pretax, noncash charges of $13.4 million for inventory impairments and land option contract abandonments, and an after-tax valuation allowance charge of $34.0 million against net deferred tax assets to fully reserve the tax benefits generated from our loss in the period. For the six months ended May 31, 2009, we incurred a net loss of $136.5 million, or $1.78 per diluted share, including pretax, noncash charges of $81.8 million for inventory and joint venture impairments and land option contract abandonments and an after-tax valuation charge of $54.4 million against net deferred tax assets.
Consistent with our goal of maintaining a strong cash position and balance sheet, we ended the 2010 second quarter with $1.09 billion of cash and cash equivalents and restricted cash. Our debt balance at May 31, 2010 was $1.76 billion, down from $1.82 billion at the end of our 2009 fiscal year, mainly due to the repayment of debt. Our ratio of debt to total capital was 74.0% at May 31, 2010, compared to 72.0% at November 30, 2009. Our ratio of net debt to total capital, which reflects our cash position, was 51.8% at May 31, 2010, compared to 42.9% at November 30, 2009.
Our backlog at May 31, 2010 was comprised of 3,175 homes representing potential future housing revenues of approximately $648.2 million, compared to a backlog at May 31, 2009 of 3,804 homes representing potential future housing revenues of approximately $796.9 million. The number of homes in backlog declined 17% year over year, mainly due to a decrease in net orders in the second quarter of 2010. Although net orders from our homebuilding operations increased 17% sequentially from the first quarter of 2010, they declined 23% to 2,244 in the second quarter of 2010 from 2,910 in the second quarter of 2009, partly due to the expiration of the federal homebuyer tax credit. As a percentage of gross orders, our cancellation rate increased to 24% in the second quarter of 2010 from 20% in the year-earlier quarter. As a percentage of beginning backlog, the cancellation rate was 26% in the second quarter of 2010, compared to 27% in the year-earlier quarter.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Six Months Ended May 31,		Three Months Ended May 31,
	2010	2009	2010	2009
Revenues:
Housing	$632,579	$685,260	$370,421	$380,806
Land	2,446	3,406	2,093	2,119

Total	635,025	688,666	372,514	382,925

Costs and expenses:
Construction and land costs
Housing	530,950	662,876	304,756	373,453
Land	2,433	4,892	2,087	3,357

Total	533,383	667,768	306,843	376,810
Selling, general and administrative expenses	155,193	133,769	82,990	72,594

Total	688,576	801,537	389,833	449,404

Operating loss	$(53,551)	$(112,871)	$(17,319)	$(66,479)

Homes delivered	3,108	3,206	1,782	1,761
Average selling price	$203,500	$213,700	$207,900	$216,200
Housing gross margin	16.1%	3.3%	17.7%	1.9%

Selling, general and administrative expenses as a percentage of housing revenues	24.5%	19.5%	22.4%	19.1%

Operating loss as a percentage of homebuilding revenues	-8.4%	-16.4%	-4.6%	-17.4%

We have grouped our homebuilding activities into four reporting segments, which we identify in this report as West Coast, Southwest, Central and Southeast. As of May 31, 2010, our reportable segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina, South Carolina and Virginia. The following tables present homes delivered, net orders and cancellation rates (based on gross orders) by reporting segment and with respect to our unconsolidated joint ventures for the three-month and six-month periods ended May 31, 2010 and 2009, and our ending backlog at May 31, 2010 and 2009:

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2010	2009	2010	2009	2010	2009

West Coast	500	569	608	928	15%	16%

Southwest	359	241	351	359	16	18

Central	550	525	796	1,048	31	20

Southeast	373	426	489	575	26	26

Total	1,782	1,761	2,244	2,910	24%	20%

Unconsolidated joint ventures	34	55	27	45	—%	31%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2010	2009	2010	2009	2010	2009

West Coast	840	920	1,037	1,387	16%	20%

Southwest	575	508	664	581	15	22

Central	1,079	972	1,511	1,670	30	23

Southeast	614	806	945	1,099	24	27

Total	3,108	3,206	4,157	4,737	23%	23%

Unconsolidated joint ventures	55	78	46	73	10%	39%

	May 31,
			Backlog - Value
	Backlog - Homes		(In Thousands)
Segment	2010	2009	2010	2009

West Coast	720	1,048	$241,383	$334,600

Southwest	371	421	60,278	72,429

Central (a)	1,351	1,419	224,212	228,723

Southeast	733	916	122,365	161,104

Total	3,175	3,804	$648,238	$796,856

Unconsolidated joint ventures	28	62	$11,760	$24,118

(a)	The ending backlog amounts have been adjusted to reflect the consolidation of a previously unconsolidated joint venture in the second quarter of 2009.
Revenues. Homebuilding revenues totaled $372.5 million in the three months ended May 31, 2010, decreasing by $10.4 million, or 3%, from $382.9 million in the corresponding period of 2009 due to a decline in housing revenues. Housing revenues of $370.4 million for the three months ended May 31, 2010 also decreased by $10.4 million, or 3%, from $380.8 million for the year-earlier period, due to a 4% year-over-year decline in the average selling price, partly offset by a 1% year-over-year increase in the number of homes delivered. We delivered 1,782 homes in the quarter ended May 31, 2010, up from 1,761 homes delivered in the year-earlier quarter, while operating an average of 7% fewer active communities. This marked the first quarter in the past 14 quarters that the number of homes delivered has increased on a year-over-year basis, though this result may not continue into the second half of 2010.
Our overall average selling price of $207,900 in the three months ended May 31, 2010 declined from $216,200 in the year-earlier period, reflecting decreases of 9% and 11% in our Southwest and Southeast reporting segments, respectively. Selling price declines, which varied among local markets, reflected difficult economic and job market conditions, intense competition from both homebuilders and sellers of existing homes (including lender-owned homes acquired through foreclosures and short sales) and our ongoing rollout of new product at price points that are lower than those of our previous products to meet consumer demand for affordable homes. Our average selling price increased 3% and 6% in our West Coast and Central reporting segments, respectively, mainly due to changes in product mix and somewhat improved market conditions. Compared to the first quarter of 2010, our overall average selling price in the second quarter of 2010 rose 5%, with three of our four homebuilding reporting segments posting sequential increases.
Homebuilding revenues for the six months ended May 31, 2010 decreased by $53.6 million, or 8%, to $635.0 million from $688.6 million for the year-earlier period, reflecting lower housing revenues. Housing revenues for the six months ended May 31, 2010 totaled $632.6 million, down 8% from $685.3 million for the year-earlier period, due to a 3% decrease in the number of homes delivered and a 5% decline in the average selling price. We delivered 3,108 homes in the first six months of 2010, down from 3,206 homes delivered in the first six months of 2009, partly due to a 9% reduction in the average number of active communities we operated. As a result of the downward pricing pressures described above, our average selling price decreased to $203,500 in the six months ended May 31, 2010 from $213,700 in the corresponding period of 2009.
Revenues from land sales totaled $2.1 million for both three-month periods ended May 31, 2010 and 2009. For the six months ended May 31, 2010, revenues from land sales totaled $2.4 million, compared to $3.4 million for the corresponding period of 2009. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve, and prevailing market conditions.
Operating Loss. Our homebuilding business generated operating losses of $17.3 million in the three months ended May 31, 2010 and $66.5 million in the three months ended May 31, 2009. Our homebuilding operating losses represented negative 4.6% of homebuilding revenues in the second quarter of 2010 and negative 17.4% of homebuilding revenues in the year-earlier quarter. The homebuilding operating loss decreased on a percentage basis in the second quarter of 2010 compared to the year-earlier quarter as a result of an improvement in our housing gross margin, partly offset by an increase in our selling, general and administrative expenses as a percentage of revenues.
Within our homebuilding operations, our second quarter 2010 operating loss decreased by $49.2 million, or 74%, from the second quarter of 2009. There were no pretax, noncash charges for inventory impairments or land option contract abandonments in the second quarter of 2010, compared to $42.3 million of such charges in the year-earlier quarter. Our housing gross margin improved by 15.8 percentage points to 17.7% in the second quarter of 2010 from 1.9% in the year-earlier quarter. The housing gross margin for the second quarter of 2010 also improved by 5.0 percentage points from the 12.7% housing gross margin, excluding the inventory impairment and land option contract abandonment charges posted in the second quarter of 2009. This margin improvement reflects the delivery of more new, value-engineered product, such as The Open Series, which is designed to reduce direct construction costs and increase operating efficiencies, consistent with our KBnxt operational business model. Our margins were also favorably impacted by the inventory-related charges incurred in prior quarters, which lowered our land cost basis.
Company-wide land sales generated break-even results in the three months ended May 31, 2010, compared to a loss of $1.2 million in the three months ended May 31, 2009, which included $1.3 million of pretax, noncash impairment charges related to planned future land sales.
Selling, general and administrative expenses totaled $83.0 million in the three months ended May 31, 2010, increasing by $10.4 million, or 14%, from $72.6 million in the year-earlier period. The year-over-year increase was mainly due to higher legal and advertising expenses. As a percentage of housing revenues, selling, general and administrative expenses increased to 22.4% in the three months ended May 31, 2010 from 19.1% in the corresponding 2009 period, reflecting the year-over-year increase in our expenses and decrease in our housing revenues. Though it is difficult to predict the legal expenses we may incur in future periods, we currently believe that they will have less of an impact on our selling, general and administrative expenses to revenues ratio for the remainder of the year to the extent our revenues grow. We currently anticipate our selling, general and administrative expenses as a percentage of housing revenues for the full 2010 year to be approximately 18.5%.
Our homebuilding business posted operating losses of $53.6 million for the six months ended May 31, 2010 and $112.9 million for the six months ended May 31, 2009. As a percentage of homebuilding revenues, the operating loss improved to negative 8.4% in the first six months of 2010 from negative 16.4% in the first six months of 2009, due to the expansion of our housing gross margin to 16.1% from 3.3% in the year-earlier period, partly offset by an increase in our selling, general and administrative expenses as a percentage of housing revenues. This improvement was largely due to a decrease in pretax, noncash charges for inventory impairments and land option contract abandonments and positive results from our ongoing efforts to reduce direct construction costs and increase operating efficiencies. In the six months ended May 31, 2010, the housing gross margin reflected $13.4 million of inventory impairment and land option contract abandonment charges, all of which were recognized in the first quarter of 2010, compared to $65.7 million of similar charges in the year-earlier period. Company-wide land sales generated break-even results in the first six months of 2010, compared to a loss of $1.5 million in the year-earlier period, which included $1.3 million of pretax, noncash impairment charges related to planned future land sales.
The inventory impairments we recorded during the six-month periods ended May 31, 2010 and 2009 reflected declining asset values in certain markets due to the difficult economic and housing market conditions. We recorded pretax, noncash inventory impairment charges of $6.8 million in the six months ended May 31, 2010, corresponding to four communities or land parcels with a post-impairment fair value of $3.9 million. In the six months ended May 31, 2009, such charges totaled $30.2 million and corresponded to 25 communities or land parcels with a post-impairment fair value of $39.2 million.
Land option contract abandonment charges for 2010 and 2009 reflected our termination of land option contracts on projects that no longer met our investment standards or marketing strategy. There were no land option contract abandonment charges in the second quarter of 2010, compared to $36.5 million of such charges in the second quarter of 2009 corresponding to 590 lots. In the six months ended May 31, 2010, land option contract abandonment charges totaled $6.5 million and corresponded to 401 lots. In the six months ended May 31, 2009, land option contract abandonment charges totaled $36.8 million and corresponded to 604 lots.
As of May 31, 2010, the aggregate carrying value of inventory impacted by pretax, noncash inventory impairment charges was $542.1 million, representing 94 communities and various other land parcels. As of November 30, 2009, the aggregate carrying value of inventory impacted by pretax, noncash inventory impairment charges was $603.9 million, representing 128 communities and various other land parcels.
Selling, general and administrative expenses increased by $21.4 million, or 16%, to $155.2 million in the six months ended May 31, 2010 from $133.8 million in the corresponding period of 2009. As a percentage of housing revenues, selling, general and administrative expenses increased to 24.5% in the first six months of 2010 from 19.5% in the year-earlier period, primarily due to higher legal and advertising expenses.
Interest Income. Interest income, which is generated from short-term investments and mortgages receivable, totaled $.6 million in the three months ended May 31, 2010 and $1.8 million in the three months ended May 31, 2009. For the six months ended May 31, 2010, interest income totaled $1.0 million compared to $5.3 million in the year-earlier period. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our short-term investments and mortgages receivable, as well as fluctuations in interest rates. Interest income decreased in the three months and six months ended May 31, 2010 compared to the year-earlier periods mainly due to lower interest rates.
Interest Expense, Net of Amounts Capitalized. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $16.5 million in the three months ended May 31, 2010 and $11.5 million in the corresponding period of 2009. Interest expense for the three months ended May 31, 2010 included $.4 million of debt issuance costs written off in connection with our voluntary termination of the Credit Facility. For the six months ended May 31, 2010 and 2009, our interest expense, net of amounts capitalized, totaled $35.9 million and $20.1 million, respectively. Interest expense for the six months ended May 31, 2010 included a total of $1.8 million of debt issuance costs written off in connection with our voluntary reduction of the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million and the subsequent voluntary termination of the Credit

Facility. The percentage of interest capitalized declined to 45% in the three months ended May 31, 2010 from 59% in the year-earlier period. For the six months ended May 31, 2010, the percentage of interest capitalized decreased to 43% from 65% for the year-earlier period. The percentage of interest capitalized decreased in both periods due to a lower amount of inventory qualifying for capitalization. Gross interest incurred increased to $29.8 million in the second quarter of 2010 from $28.0 million in the corresponding quarter of 2009. For the first six months of 2010, gross interest incurred increased to $61.9 million compared to $57.3 million in the first six months of 2009. In each relevant period, these year-over-year increases in gross interest incurred were primarily due to the write-off of debt issuance costs and a higher overall average interest rate for borrowings in 2010.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $1.5 million in the three months ended May 31, 2010 compared to $11.8 million in the three months ended May 31, 2009. Our equity in loss of unconsolidated joint ventures in the three months ended May 31, 2009 included pretax, noncash charges of $7.2 million to recognize the impairment of certain unconsolidated joint venture investments. There were no such impairment charges in the three months ended May 31, 2010. Activities performed by our unconsolidated joint ventures generally include buying, developing and selling land, and, in some cases, constructing and delivering homes. Our unconsolidated joint ventures posted combined revenues of $14.3 million and delivered 34 homes in the second quarter of 2010 compared to revenues of $22.7 million and 55 homes delivered in the year-earlier quarter, with the year-over-year decrease in unconsolidated joint venture revenues primarily due to the decline in homes delivered from unconsolidated joint ventures.
For the six months ended May 31, 2010, our equity in loss of unconsolidated joint ventures totaled $2.7 million, compared to $21.5 million for the same period of 2009. Our equity in loss of unconsolidated joint ventures in the six months ended May 31, 2009 included pretax, noncash charges of $14.8 million to recognize the impairment of certain unconsolidated joint venture investments. There were no such impairment charges in the six months ended May 31, 2010. During the first six months of 2010, our unconsolidated joint ventures delivered 55 homes, compared to 78 homes delivered in the corresponding year-earlier period. Combined revenues from our unconsolidated joint ventures totaled $100.1 million in the first six months of 2010 and $34.2 million in the first six months of 2009. The year-over-year increase in the combined revenues of unconsolidated joint ventures was primarily related to the sale of land by an unconsolidated joint venture in our Southeast reporting segment. Unconsolidated joint ventures generated combined losses of $6.5 million in the second quarter of 2010 and $26.3 million in the corresponding quarter of 2009. In the first six months of 2010 and 2009, unconsolidated joint ventures generated combined losses of $9.5 million and $39.4 million, respectively.
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
Housing Gross Margin, Excluding Inventory Impairment and Land Option Contract Abandonment Charges. The following table reconciles our housing gross margin calculated in accordance with GAAP to the non-GAAP financial measure of our housing gross margin, excluding inventory impairment and land option contract abandonment charges (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2010	2009	2010	2009

Housing revenues	$632,579	$685,260	$370,421	$380,806
Housing construction and land costs	(530,950)	(662,876)	(304,756)	(373,453)

Housing gross margin	101,629	22,384	65,665	7,353
Add: Inventory impairment and land option contract abandonment charges	13,362	65,640	—	40,970

Housing gross margin, excluding inventory impairment and land option contract abandonment charges	$114,991	$88,024	$65,665	$48,323

Housing gross margin as a percentage of housing revenues	16.1%	3.3%	17.7%	1.9%

Housing gross margin, excluding inventory impairment and land option contract abandonment charges, as a percentage of housing revenues	18.2%	12.8%	17.7%	12.7%

Housing gross margin, excluding inventory impairment and land option contract abandonment charges, is a non-GAAP financial measure, which we calculate by dividing housing revenues less housing construction and land costs before pretax, noncash inventory impairment and land option contract abandonment charges associated with housing operations recorded during a given period, by housing revenues. The most directly comparable GAAP financial measure is housing gross margin. We believe housing gross margin, excluding inventory impairment and land option contract abandonment charges, is a relevant and useful financial measure to investors in evaluating our performance as it measures the gross profit we generated specifically on the homes delivered during a given period and enhances the comparability of housing gross margin between periods. This financial measure assists us in making strategic decisions regarding product mix, product pricing and construction pace. We also believe investors will find housing gross margin, excluding inventory impairment and land option contract abandonment charges, relevant and useful because it represents a profitability measure that may be compared to a prior period without regard to variability of charges for inventory impairments or land option contract abandonments.
Ratio of Net Debt to Total Capital. The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	May 31,	November 30,
	2010	2009

Mortgages and notes payable	$1,755,366	$1,820,370
Stockholders’ equity	615,181	707,224

Total capital	$2,370,547	$2,527,594

Ratio of debt to total capital	74.0%	72.0%

Mortgages and notes payable	$1,755,366	$1,820,370
Less: Cash and cash equivalents and restricted cash	(1,093,513)	(1,289,007)

Net debt	661,853	531,363
Stockholders’ equity	615,181	707,224

Total capital	$1,277,034	$1,238,587

Ratio of net debt to total capital	51.8%	42.9%

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
HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2010	2009	2010	2009
West Coast:
Revenues	$272,089	$290,178	$163,655	$181,658
Construction and land costs	(207,707)	(289,710)	(127,678)	(190,085)
Selling, general and administrative expenses	(32,732)	(34,929)	(16,394)	(18,767)

Operating income (loss)	31,650	(34,461)	19,583	(27,194)
Other, net	(15,594)	(17,960)	(6,884)	(12,906)

Pretax income (loss)	$16,056	$(52,421)	$12,699	$(40,100)

Southwest:
Revenues	$93,450	$96,446	$59,602	$44,173
Construction and land costs	(72,159)	(95,373)	(45,136)	(38,347)
Selling, general and administrative expenses	(22,732)	(15,255)	(16,143)	(8,109)

Operating loss	(1,441)	(14,182)	(1,677)	(2,283)
Other, net	(8,556)	(11,764)	(3,857)	(2,925)

Pretax loss	$(9,997)	$(25,946)	$(5,534)	$(5,208)

Central:
Revenues	$174,751	$160,755	$91,826	$83,110
Construction and land costs	(149,691)	(140,028)	(76,023)	(72,356)
Selling, general and administrative expenses	(28,030)	(26,704)	(14,850)	(13,849)

Operating income (loss)	(2,970)	(5,977)	953	(3,095)
Other, net	(6,137)	(4,536)	(2,756)	(1,261)

Pretax loss	$(9,107)	$(10,513)	$(1,803)	$(4,356)

Southeast:
Revenues	$94,735	$141,287	$57,431	$73,984
Construction and land costs	(98,918)	(138,314)	(55,306)	(73,946)
Selling, general and administrative expenses	(17,755)	(22,329)	(8,301)	(10,380)

Operating loss	(21,938)	(19,356)	(6,176)	(10,342)
Other, net	(9,323)	(10,285)	(4,899)	(5,474)

Pretax loss	$(31,261)	$(29,641)	$(11,075)	$(15,816)

West Coast — Our West Coast reporting segment generated total revenues of $163.7 million in the three months ended May 31, 2010 and $181.7 million in the year-earlier period, with revenues in each period generated entirely from housing operations. Housing revenues declined 10% year over year due to a 12% decrease in homes delivered, partly offset by a 3% increase in the average selling price. We delivered 500 homes in the three months ended May 31, 2010, down from 569 in the year-earlier quarter, reflecting a 28% reduction in the average number of active communities we operated in this segment. The average selling price increased to $327,300 in the second quarter of 2010 from $319,300 in the second quarter of 2009, mainly due to a change in product mix and somewhat improved operating conditions in certain markets within this segment.
This segment generated pretax income of $12.7 million for the three months ended May 31, 2010, compared to a pretax loss of $40.1 million for the three months ended May 31, 2009. The year-over-year improvement in the second quarter pretax results was principally due to an improved gross margin and lower selling, general and administrative expenses. The gross margin increased to 22.0% in the second quarter of 2010 from negative 4.6% in the year-earlier quarter due to an increase in the average selling price, a decrease in direct construction costs, and the absence of pretax, noncash charges for inventory impairments and land option contract abandonments in the second quarter of 2010. In the second quarter of 2009, such pretax, noncash charges totaled $28.8 million, representing 16% of total revenues. Selling, general and administrative expenses decreased by $2.4 million, or 13%, to $16.4 million in the second quarter of 2010 from $18.8 million in the second quarter of 2009. Other, net expenses included no joint venture impairment charges in the second quarter of 2010 and $7.2 million of such charges in the second quarter of 2009.
For the six months ended May 31, 2010, this segment generated total revenues of $272.1 million, compared to $290.2 million for the year-earlier period. The revenues in the first half of both 2010 and 2009 were generated entirely from housing operations. In the six months ended May 31, 2010, housing revenues declined 6% from the year-earlier period due to a 9% decrease in homes delivered, partially offset by a 3% increase in the average selling price. Homes delivered decreased to 840 in the six months ended May 31, 2010 from 920 in the six months ended May 31, 2009, reflecting a 22% year-over-year decrease in the average number of active communities we operated in this segment. The average selling price increased to $323,900 in the first six months of 2010 from $315,400 in the year-earlier period for the reasons described above with respect to the three-month period ended May 31, 2010.
This segment posted pretax income of $16.1 million for the six months ended May 31, 2010, compared to a pretax loss of $52.4 million for the year-earlier period. Pretax results improved in the first six months of 2010 compared to the first six months of 2009 primarily due to a reduction in pretax, noncash charges for inventory impairments and land option contract abandonments. These charges decreased to $1.2 million in the first six months of 2010 from $36.1 million in the year-earlier period and represented less than 1% of total revenues in the first six months of 2010 and 12% of total revenues in the first six months of 2009. The gross margin improved to 23.7% in the six months ended May 31, 2010 from .2% in the year-earlier period for the reasons described above with respect to the three-month period ended May 31, 2010. Selling, general and administrative expenses of $32.7 million in the first six months of 2010 decreased by $2.2 million, or 6%, from $34.9 million in the first six months of 2009. Other, net expenses included no joint venture impairment charges in the six months ended May 31, 2010 and $7.2 million of such charges in the six months ended May 31, 2009.
Southwest — Our Southwest reporting segment generated total revenues of $59.6 million in the second quarter of 2010, up 35% from $44.2 million in the year-earlier quarter, mainly due to higher housing revenues. In the second quarter of 2010, housing revenues increased 36% to $57.6 million from $42.5 million in the year-earlier quarter due to a 49% year-over-year increase in homes delivered, partially offset by a 9% year-over-year decline in the average selling price. We delivered 359 homes at an average selling price of $160,600 in the second quarter of 2010 compared to 241 homes at an average selling price of $176,200 in the year-earlier quarter. The year-over-year increase in homes delivered was partly due to a 9% increase in the average number of active communities we operated in this segment. The decline in the average selling price reflected downward pricing pressures from intense competition and our rollout of new product at lower price points compared to our previous product. Land sale revenues totaled $2.0 million in the second quarter of 2010 compared to $1.7 million in the year-earlier quarter.
The pretax loss from this segment totaled $5.5 million in the three months ended May 31, 2010, nearly flat with the $5.2 million pretax loss in the three months ended May 31, 2009. There were no pretax, noncash inventory impairment charges in the second quarter of 2010. In the second quarter of 2009, pretax, noncash inventory impairment charges totaled $1.3 million and represented 3% of total revenues. The gross margin improved to 24.3% in the second quarter of 2010 from 13.2% in the second quarter of 2009, due to a decrease in direct construction costs and the absence of inventory impairment charges in the second quarter of 2010. Selling, general and administrative expenses increased by $8.0 million, or 99%, to $16.1 million in the quarter ended May 31, 2010 from $8.1 million in the year-earlier quarter, reflecting higher legal and advertising expenses and the substantial increase in the number of homes delivered in this segment.

For the first six months of 2010, total revenues from this segment decreased 3% to $93.5 million, from $96.4 million for the year-earlier quarter, primarily reflecting lower housing revenues. Housing revenues decreased 3% to $91.5 million from $94.7 million for the year-earlier period due to a 15% decrease in the average selling price, substantially offset by a 13% increase in homes delivered. We delivered 575 homes in the six months ended May 31, 2010 compared to 508 homes delivered in the year-earlier period, although we operated an average of 5% fewer active communities in this segment. The average selling price decreased to $159,100 in the first six months of 2010 from $186,500 in the year-earlier period, reflecting the downward pricing pressures described above with respect to the three-month period ended May 31, 2010. Land sale revenues totaled $2.0 million in the first six months of 2010 compared to $1.7 million in the first six months of 2009.
Pretax losses from this segment narrowed to $10.0 million in the six months ended May 31, 2010 from $25.9 million in the year-earlier period, mainly due to a decrease in pretax, noncash charges for inventory impairments. In the first six months of 2010, such charges totaled $1.0 million and represented 1% of total revenues. In the first six months of 2009, pretax, noncash inventory impairment charges totaled $13.3 million and represented 14% of total revenues. The gross margin improved to 22.8% in the six months ended May 31, 2010 from 1.1% in the year-earlier period for the reasons described above with respect to the three-month period ended May 31, 2010. Selling, general and administrative expenses increased by $7.4 million, or 49%, to $22.7 million in the six months ended May 31, 2010 from $15.3 million in the year-earlier period, due to higher legal and advertising expenses and the year-over-year increase in the number of homes delivered in this segment. Other, net expenses included no joint venture impairment charges in the first six months of 2010 and $5.4 million of such charges in the first six months of 2009.
Central — Total revenues from our Central reporting segment rose 10% to $91.8 million for the three months ended May 31, 2010 from $83.1 million for the three months ended May 31, 2009 due to an increase in housing revenues. In the second quarter of 2010, housing revenues increased 11% to $91.7 million from $82.7 million in the year-earlier quarter due to a 5% increase in homes delivered and a 6% increase in the average selling price. In the second quarter of 2010, we delivered 550 homes at an average selling price of $166,700 compared to 525 homes delivered in the second quarter of 2009 at an average selling price of $157,500. The increase in homes delivered occurred partly due to a 17% increase in the average number of active communities we operated in this segment. The higher average selling price reflected a change in product mix and somewhat improved operating conditions in certain markets within this segment. Land sale revenues totaled $.1 million in the second quarter of 2010 and $.4 million in the year-earlier quarter.
Pretax losses from this segment totaled $1.8 million in the quarter ended May 31, 2010 and $4.4 million in the quarter ended May 31, 2009. There were no pretax, noncash inventory impairment charges in this segment in the second quarter of 2010, compared to $1.6 million of such charges, representing 2% of total revenues, in the second quarter of 2009. The gross margin from this segment improved to 17.2% in the second quarter of 2010 from 12.9% in the year-earlier quarter, due to an increase in the average selling price, a decrease in direct construction costs, and the absence of impairment charges in the 2010 second quarter. Selling, general and administrative expenses increased to $14.9 million in the second quarter of 2010 from $13.8 million in the second quarter of 2009, partly due to higher advertising expenses.
For the six months ended May 31, 2010, this segment posted total revenues of $174.8 million, up 9% from $160.7 million in the year-earlier period, reflecting higher housing revenues. Housing revenues rose 9% to $174.3 million in the first six months of 2010 from $160.3 million in the year-earlier period, mainly due to an 11% increase in homes delivered, partly offset by a 2% decline in the average selling price. Homes delivered increased to 1,079 in the six months ended May 31, 2010 from 972 in the year-earlier period, primarily due to a 16% increase in the average number of active communities we operated in this segment. The average selling price declined to $161,500 in the first six months of 2010 from $164,900 in the year-earlier period, primarily due to downward pricing pressures from highly competitive conditions in the first quarter of 2010, and our rollout of lower-priced product to meet consumer demand for affordable homes. Land sale revenues totaled $.5 million in both six-month periods ended May 31, 2010 and 2009.
This segment posted pretax losses of $9.1 million for the six months ended May 31, 2010 and $10.5 million for the six months ended May 31, 2009. The pretax loss in the first six months of 2010 included $6.3 million of pretax, noncash land option contract abandonment charges, compared to $1.6 million of pretax, noncash inventory impairment charges in the year-earlier period. As a percentage of total revenues, these pretax, noncash charges were 4% and 1% in the first six months of 2010 and 2009, respectively. The gross margin improved to 14.3% in the six months ended May 31, 2010 from 12.9% in the year-earlier period. Selling, general and administrative expenses of $28.0 million in the first half of 2010 increased by $1.3 million, or 5%, from $26.7 million in the corresponding period of 2009.
Southeast — Our Southeast reporting segment generated total revenues of $57.4 million in the second quarter of 2010, down 22% from $73.9 million in the year-earlier quarter, with revenues in both periods generated entirely from housing operations. The year-over-year decline in housing revenues reflected a 12% decrease in homes delivered and an 11% decline in the average selling price. Homes delivered decreased to 373 in the second quarter of 2010 from 426 in the year-earlier quarter, largely due to an 18% reduction in the average number of active communities we operated in this segment. The average selling price declined to $154,000 in the second quarter of 2010 from $173,700 in the year-earlier quarter, reflecting competitive conditions and our rollout of new product at lower price points compared to those of our previous product to meet consumer demand for affordable homes.
Pretax losses from this segment totaled $11.1 million in the three months ended May 31, 2010 and $15.8 million in the three months ended May 31, 2009. The year-over-year decrease in the pretax loss was partly due to the absence of pretax, noncash charges for inventory impairments and land option contract abandonments in the second quarter of 2010, compared to $10.6 million of such charges, representing 14% of total revenues, in the year-earlier quarter. The gross margin improved to 3.7% in the second quarter of 2010 from .1% in the second quarter of 2009, reflecting the decrease in pretax, noncash charges for inventory impairments and land option contract abandonments, partially offset by the decline in the average selling price. Selling, general and administrative expenses of $8.3 million in the three months ended May 31, 2010 decreased by $2.1 million, or 20%, from $10.4 million in the year-earlier quarter as a result of our actions to reduce overhead costs, partly offset by higher advertising expenses.
For the first six months of 2010, total revenues from this segment decreased to $94.7 million, down 33% from $141.3 million for the year-earlier period, primarily due to lower housing revenues. Housing revenues declined 32% to $94.7 million from $140.1 million in the first six months of 2009 due to a 24% decrease in homes delivered and an 11% decline in the average selling price. We delivered 614 homes in the six months ended May 31, 2010 compared to 806 homes delivered in the year-earlier period, reflecting a 22% reduction in the average number of active communities we operated in this segment. The average selling price fell to $154,300 in the first six months of 2010 from $173,800 in the year-earlier period, due to the downward pricing pressures described above with respect to the three-month period ended May 31, 2010. There were no land sale revenues in the first six months of 2010. Land sale revenues totaled $1.2 million in the six months ended May 31, 2009.
This segment posted pretax losses of $31.3 million for the six months ended May 31, 2010 and $29.6 million for the six months ended May 31, 2009. The pretax loss for the six months ended May 31, 2010 increased on a year-over-year basis, mainly due to a decrease in the gross margin, partly offset by a decrease in selling, general and administrative expenses. In the six months ended May 31, 2010, pretax, noncash charges for inventory impairments and land option contract abandonments totaled $4.9 million, compared to $16.0 million in the year-earlier period. As a percentage of revenues, these charges were 5% in the first six months of 2010 and 11% in the first six months of 2009. The gross margin declined to negative 4.4% in the six months ended May 31, 2010, from positive 2.1% in the six months ended May 31, 2009, largely due to the decline in the average selling price. Selling, general and administrative expenses of $17.8 million in the first six months of 2010 decreased by $4.5 million, or 20%, from $22.3 million in the first six months of 2009 as a result of our actions to reduce overhead to align with reduced home sales activity. Other, net expenses included no joint venture impairment charges in the first six months of 2010 and $2.2 million of such charges in the first six months of 2009.
FINANCIAL SERVICES
Our financial services reporting segment provides title and insurance services to our homebuyers. This segment also provides mortgage banking services to our homebuyers indirectly through KBA Mortgage. We and a subsidiary of Bank of America, N.A., each have a 50% ownership interest in KBA Mortgage. KBA Mortgage is operated by our joint venture partner and is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements.

The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2010	2009	2010	2009

Revenues	$3,005	$3,165	$1,538	$1,545
Expenses	(1,885)	(1,654)	(992)	(794)
Equity in income of unconsolidated joint venture	4,950	4,545	3,629	3,604

Pretax income	$6,070	$6,056	$4,175	$4,355

Total originations (a):
Loans	2,526	2,620	1,484	1,521
Principal	$463,237	$498,449	$276,919	$293,438
Percentage of homebuyers using KBA Mortgage	84%	81%	86%	83%

Loans sold to third parties (a):
Loans	2,456	2,404	1,348	1,292
Principal	$440,137	$457,045	$241,377	$263,394

(a)	Loan originations and sales occur within KBA Mortgage.
Revenues. Financial services revenues totaled $1.5 million for the three months ended May 31, 2010 and $1.6 million for the three months ended May 31, 2009, and included revenues from interest income, title services and insurance commissions. In the first six months of 2010, financial services revenues totaled $3.0 million compared to $3.2 million in the corresponding year-earlier period. The year-over-year decrease in financial services revenues in the six months ended May 31, 2010 resulted mainly from lower revenues from title and insurance services, reflecting fewer homes delivered from our homebuilding operations.
Expenses. General and administrative expenses totaled $1.0 million in the second quarter of 2010 and $.8 million in the second quarter of 2009. In the first six months of 2010, general and administrative expenses totaled $1.9 million, compared to $1.7 million in the year-earlier period.
Equity in Income of Unconsolidated Joint Venture. The equity in income of unconsolidated joint venture of $3.6 million in the three months ended May 31, 2010 and 2009 related to our 50% interest in KBA Mortgage. For the six months ended May 31, 2010, the equity in income of unconsolidated joint venture totaled $5.0 million compared to $4.5 million for the six months ended May 31, 2009. The increase in unconsolidated joint venture income in the six months ended May 31, 2010 compared to the corresponding year-earlier period was mainly due to increased margins on mortgage loan sales and reduced expenses.
KBA Mortgage originated 1,484 mortgage loans in the second quarter of 2010 compared to 1,521 mortgage loans in the year-earlier quarter. In the first six months of 2010, KBA Mortgage originated 2,526 loans, down from 2,620 mortgage loans originated in the year-earlier period. The percentage of our homebuyers using KBA Mortgage as a mortgage loan originator was 86% for the three months ended May 31, 2010 and 83% for the three months ended May 31, 2009. For the six months ended May 31, 2010, the rate was 84% compared to 81% for the year-earlier period.
INCOME TAXES
Our income tax expense totaled $.1 million for the three months ended May 31, 2010, compared to an income tax benefit of $5.2 million for the three months ended May 31, 2009. Our effective income tax expense rate was .3% in the second quarter of 2010, compared to an effective income tax benefit rate of 6.2% for the second quarter of 2009. For the six months ended May 31, 2010, our income tax expense totaled $.3 million compared to an income tax benefit of $6.7 million for the six months ended May 31, 2009. Our effective income tax expense rate was .4% for the six months ended May 31, 2010, compared to an effective income tax benefit rate of 4.7% for the year-earlier period. The year-over-year difference in our 2010 second quarter effective tax rate was primarily due to the recognition of a $4.6 million federal and state income tax receivable in the second quarter of 2009 based on the status of federal audits and amended state filings. For the six months ended May 31, 2010, the difference in the effective tax rate compared to the year-earlier period resulted primarily from the recognition of the $4.6 million receivable and the reversal of a $1.8 million liability for unrecognized federal and state tax benefits during the 2009 period.
In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. During the three months ended May 31, 2010, we recorded a valuation allowance of $12.8 million against the net deferred tax assets generated from the loss for the period. During the three months ended May 31, 2009, we recorded a similar valuation allowance of $31.7 million against net deferred tax assets. For the six months ended May 31, 2010 and 2009, we recorded valuation allowances of $34.0 million and $54.4 million, respectively, against the net deferred tax assets generated from the losses for those periods.
Our net deferred tax assets totaled $1.1 million at both May 31, 2010 and November 30, 2009. The deferred tax asset valuation allowance increased to $784.0 million at May 31, 2010 from $750.0 million at November 30, 2009. This increase reflected the net impact of the $34.0 million valuation allowance recorded during the first six months of 2010.
The benefits of our net operating losses, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of May 31, 2010, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the net operating losses, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing.
In light of the prolonged downturn in the housing market and our goal of being well-positioned to capitalize on future opportunities in a potential housing market recovery, we remain focused on generating and preserving cash in order to be able to operate our business and to make strategic acquisitions of attractive land assets that meet our investment, marketing and operational standards. We ended the second quarter of 2010 with $1.09 billion of cash and cash equivalents and restricted cash, compared to $1.29 billion of cash and cash equivalents and restricted cash at November 30, 2009.
Capital Resources. At May 31, 2010, we had $1.76 billion of mortgages and notes payable outstanding compared to $1.82 billion outstanding at November 30, 2009, reflecting the repayment of debt during the second quarter of 2010.
Our financial leverage, as measured by our ratio of debt to total capital, was 74.0% at May 31, 2010, compared to 72.0% at November 30, 2009. Our ratio of net debt to total capital at May 31, 2010 was 51.8%, compared to 42.9% at November 30, 2009.
At November 30, 2009, we had a Credit Facility with a syndicate of lenders that was scheduled to mature in November 2010. To reduce costs associated with maintaining the Credit Facility, effective December 28, 2009, we voluntarily reduced the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million and effective March 31, 2010, we voluntarily terminated the Credit Facility.
With the Credit Facility’s termination, we proceeded to enter into the LOC Facilities with various banks to obtain letters of credit in the ordinary course of our business. As of May 31, 2010, $81.9 million of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the banks as collateral for our letters of credit outstanding. As of May 31, 2010, the amount of cash maintained for the LOC Facilities totaled $82.7 million, and was included in restricted cash on our consolidated balance sheet as of that date. We may in the future enter into similar facilities with other financial institutions.
Under the terms of the Credit Facility, we were required, among other things, to maintain a minimum consolidated tangible net worth and certain financial statement ratios, and were subject to limitations on acquisitions, inventories and indebtedness. As a result of the Credit Facility’s termination, these restrictions and requirements are no longer in effect. In addition, our Released Subsidiaries were released and discharged from guaranteeing any obligations with respect to our senior notes.

In the second quarter of 2010, we voluntarily replaced letters of credit we previously posted as collateral for certain mortgages and notes payable with cash collateral deposited in an account. As of May 31, 2010, this required cash collateral, which relates to a multi-level residential building we are operating as a rental property, totaled $25.1 million and was included in restricted cash on our consolidated balance sheet as of that date.
The indenture governing our senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the senior notes indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness; or engage in sale-leaseback transactions involving property or assets above a certain specified value. The terms governing our senior notes due 2017 contain certain limitations related to mergers, consolidations, and sales of assets.
As of May 31, 2010, we were in compliance with the applicable terms of all of our covenants under our senior notes, senior notes indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to secure future debt financing may depend in part on our ability to remain in such compliance.
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
During the quarter ended February 28, 2010, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 18, 2010 to stockholders of record on February 4, 2010. During the quarter ended May 31, 2010, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on May 20, 2010 to stockholders of record on May 6, 2010.
Depending on available terms, we also finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2010, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $98.4 million.
Consolidated Cash Flows. Operating, investing and financing activities used net cash of $188.6 million in the six months ended May 31, 2010 and $142.0 million in the six months ended May 31, 2009.
Operating Activities. Operating activities used net cash flows of $112.6 million in the six months ended May 31, 2010 and provided $83.5 million of net cash flows in the corresponding period of 2009. The year-over-year change in net operating cash flows was largely due to an increase in inventories in the first six months of 2010, reflecting land acquisition activity in the period to support future growth in our average active community count, homes delivered and revenues as part of our strategy to restore our homebuilding operations to profitability, as further discussed below under “Outlook.” In contrast, in the first six months of 2009, we strategically reduced our inventories and curtailed land purchases to align our operations with reduced housing market activity and our outlook at that time with respect to future operating conditions, and to support our strong balance sheet goals.
In the first six months of 2010, sources of operating cash included a decrease in receivables of $183.4 million, mainly due to a $190.7 million federal income tax refund we received during the first quarter of 2010 as a result of the carryback of our 2009 net operating loss to offset earnings generated in 2004 and 2005. The cash provided was partly offset by a net increase in inventories of $155.2 million (excluding inventory impairments and land option contract abandonments, $6.3 million of inventories acquired through seller financing and a decrease of $35.6 million in consolidated inventories not owned), a net loss of $85.4 million, a net decrease in accounts payable, accrued expenses and other liabilities of $81.6 million, and other operating uses of $2.7 million.
In the first six months of 2009, sources of operating cash included a net decrease in receivables of $214.0 million, due to a $221.0 million federal income tax refund we received during the first quarter of 2009, a decrease in inventories of $120.7 million (excluding inventory impairments and land option contract abandonments, $6.5 million of inventories acquired through seller financing and a decrease of $31.5 million in consolidated inventories not owned), and various noncash items added to the net loss for the period. Partially offsetting the cash provided was a decrease in accounts payable, accrued expenses and other liabilities of $209.7 million, a net loss of $136.5 million, and other operating uses of $5.9 million.
Investing Activities. Investing activities used net cash of $2.2 million in the six months ended May 31, 2010 and provided net cash of $6.4 million in the year-earlier period. In the first six months of 2010, cash of $1.8 million was used for investments in unconsolidated joint ventures and $.4 million was used for net purchases of property and equipment. In the first six months of 2009, cash of $7.3 million provided from investments in unconsolidated joint ventures was partially offset by $.9 million used for net purchases of property and equipment.
Financing Activities. Financing activities used net cash of $73.8 million in the six months ended May 31, 2010 and $231.9 million in the six months ended May 31, 2009. In the first six months of 2010, cash was used for net payments on short-term borrowings of $71.8 million, dividend payments of $9.6 million and repurchases of common stock of $.4 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. The cash used was partially offset by $6.5 million provided from a reduction in the restricted cash balance, $.9 million from the issuance of common stock under employee stock plans and $.6 million from excess tax benefits associated with the exercise of stock options.
In the first six months of 2009, we used cash for the repayment of $200.0 million of 8 5/8% senior subordinated notes, which matured on December 15, 2008, net payments on short-term borrowings of $36.7 million, dividend payments of $9.5 million and repurchases of common stock of $.6 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $13.2 million of cash provided from a reduction in restricted cash and $1.7 million from the issuance of common stock under employee stock plans.
Shelf Registration Statement. We have an automatically effective universal shelf registration statement on file with the SEC. The registration statement registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined.
Share Repurchase Program. At May 31, 2010, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the first six months of 2010. We have not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.
In the present operating environment, we are carefully managing our use of cash for investments to maintain and grow our business and for potential modifications to our overall debt structure. Based on our current capital position, we believe we have adequate resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, consistent with our marketing strategies and investment and operational standards, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business, both on a short- and long-term basis. Although our asset acquisition and development activities will remain subject to market conditions, we are analyzing potential acquisitions and will use our present financial strength to purchase assets in desirable, long-term markets when the prices, timing and strategic fit are compelling.
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
We and our unconsolidated joint venture partners make initial or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $796.8 million at May 31, 2010 and $921.5 million at November 30, 2009. Our investment in these unconsolidated joint ventures totaled $103.6 million at May 31, 2010 and $119.7 million at November 30, 2009. We expect our investments in unconsolidated joint ventures to continue to decrease over time and are reviewing each investment to ensure it fits into our current overall strategic plans and business objectives.
The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Our unconsolidated joint ventures had aggregate outstanding debt, substantially all of which was secured, of approximately $380.3 million at May 31, 2010 and $514.2 million at November 30, 2009. Various financial and non-financial covenants apply to the outstanding debt of the unconsolidated joint ventures, and a failure to comply with any applicable debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, as described below.
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
At May 31, 2010, our potential responsibility under our loan-to-value maintenance guarantees relating to approximately $7.9 million of outstanding debt held by two unconsolidated joint ventures totaled approximately $3.8 million, if any liability were determined to be due thereunder. This amount represents our maximum responsibility under such loan-to-value maintenance guarantees assuming the underlying collateral has no value and without regard to defenses that could be available to us against any attempted enforcement of such guarantees.
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
In addition to the above-described guarantees and indemnities, we have also provided a several guaranty to the lenders of one of our unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. Our potential responsibility under this several guaranty fluctuates with the unconsolidated joint venture’s debt and with our and our partners’ respective land purchases from the unconsolidated joint venture. At May 31, 2010, this unconsolidated joint venture had total outstanding indebtedness of approximately $372.4 million and, if this guaranty were then enforced, our maximum potential responsibility under the guaranty would have been approximately $182.7 million in principal amount, which amount does not account for any offsets or defenses that could be available to us.
The lenders for two of our unconsolidated joint ventures have filed lawsuits against some of the unconsolidated joint ventures’ members, and certain of those members’ parent companies, seeking to recover damages under completion guarantees, among other claims. We and the other parent companies, together with the members, are defending the lawsuits in which they have been named and are currently exploring resolutions with the lenders. In a separate proceeding, the members (including us) of one of these unconsolidated joint ventures participated in an arbitration regarding their respective performance obligations in order to address one member’s claims for specific performance and, in the alternative, damages. On July 6, 2010, a decision was issued in this arbitration proceeding. In its decision, the arbitration panel denied the specific performance claims and awarded damages in an amount well below the amount claimed. Our potential proportional responsibility for the damages awarded is not considered to be material to our consolidated financial position or results of operations. The litigation commenced by the lenders remains ongoing, and there is no assurance that the parties involved will reach satisfactory resolutions. Further, if satisfactory resolutions are not reached, there is no assurance as to whether the ultimate outcome of any of the litigation would not be material to our consolidated financial position or results of operations.
In June 2009, the FASB revised the authoritative guidance for determining the primary beneficiary of a VIE. In December 2009, the FASB issued ASU 2009-17, which provides amendments to ASC 810 to reflect the revised guidance. The amendments to ASC 810 replace the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The amendments also require additional disclosures about a reporting entity’s involvement with VIEs. We adopted the amended provisions of ASC 810 effective December 1, 2009. The adoption of the amended provisions of ASC 810 did not have a material effect on our consolidated financial position or results of operations.
We participate in joint ventures from time to time for the purpose of conducting land acquisition, development and/or other homebuilding activities. Our investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at May 31, 2010 and November 30, 2009 were determined under the provisions of ASC 810 applicable at each such date to be unconsolidated joint ventures either because they were not VIEs or, if they were VIEs, we were not the primary beneficiary of the VIEs.
In the ordinary course of our business, we enter into land option contracts (or similar agreements) to procure land for the construction of homes. The use of such land option and other contracts generally allows us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, including interest and other carrying costs, and minimizes the amount of our land inventories on our consolidated balance sheets. Under such land option contracts, we will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of our land option contracts may create a variable interest for us, with the land seller being identified as a VIE.
In compliance with ASC 810, we analyze our land option and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. As a result of our analyses, we determined that as of May 31, 2010 we were not the primary beneficiary of any VIEs from which we are purchasing land under land option contracts. Since adopting the amended provisions of ASC 810, in determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
Based on our analyses as of November 30, 2009, which were performed before we adopted the amended provisions of ASC 810, we determined that we were the primary beneficiary of certain VIEs from which we were purchasing land under land option contracts and, therefore, consolidated such VIEs. Prior to our adoption of the amended provisions of ASC 810, in determining whether we were the primary beneficiary, we considered, among other things, the size of our deposit relative to the contract price, the risk of obtaining land entitlement approval, the risk associated with land development required under the land option contract, and the risk of changes in the market value of the optioned land during the contract period. The consolidation of VIEs in which we determined we were the primary beneficiary increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheet by $21.0 million at November 30, 2009. The liabilities related to our consolidation of VIEs from which we have arranged to purchase land under option and other contracts represent the difference between the purchase price of land not yet purchased and our cash deposits. Our cash deposits related to these land option and other contracts totaled $4.1 million at November 30, 2009. Creditors, if any, of these VIEs have no recourse against us.
As of May 31, 2010, we had cash deposits totaling $1.5 million associated with land option and other contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $32.9 million, and had cash deposits totaling $18.2 million associated with land option and other contracts that we determined were not VIEs, having an aggregate purchase price of $324.9 million.
We also evaluate our land option contracts in accordance with ASC 470, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $21.6 million at May 31, 2010 and $36.1 million at November 30, 2009.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2010 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2009.
Recent Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-06, which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance is effective for interim and annual reporting periods beginning after December 15, 2009. ASU 2010-06 concerns disclosure only and did not have an impact on our financial position or results of operations.
Outlook
Our backlog at May 31, 2010 totaled 3,175 homes, representing potential future housing revenues of approximately $648.2 million. By comparison, at May 31, 2009, our backlog totaled 3,804 homes, representing potential future housing revenues of approximately $796.9 million. The 17% year-over-year decrease in the number of homes in our 2010 second quarter-end backlog was primarily due to a lower number of second quarter net orders in 2010 compared to 2009. The 19% year-over-year decline in the projected future housing revenues in our backlog reflects our lower average selling price in the first half of 2010 compared with the year-earlier period, the result of intense price competition in certain of our served markets and our rollout of new product at lower price points than those of our previous product.

Net orders generated by our homebuilding operations decreased 23% to 2,244 in the second quarter of 2010 from the 2,910 net orders generated in the corresponding quarter of 2009. Net orders in the 2010 second quarter were negatively impacted by the expiration of the federal homebuyer tax credit, a 7% year-over-year decrease in the average number of active communities we operated, and generally weak economic and housing market conditions. As a percentage of gross orders, our second quarter cancellation rate was 24% in 2010 and 20% in 2009. As a percentage of beginning backlog, the cancellation rate was 26% in the second quarter of 2010 and 27% in the year-earlier quarter.
Housing market conditions in the first two quarters of 2010 have been significantly affected by an oversupply of homes available for sale and restrained demand, a continuation of the challenging operating environment we and the homebuilding industry have faced since the housing market downturn began in 2006. The primary factors behind these conditions since 2009 include mounting sales of lender-owned homes acquired through mortgage foreclosures and short sales, exacerbated by increasing mortgage delinquencies, greater voluntary or involuntary mortgage defaults, and the lifting to varying degrees of voluntary lender foreclosure moratoriums; a generally weak economic and employment environment; tightened mortgage credit standards and reduced credit availability; and tepid consumer confidence. These factors are likely to remain potent forces in housing markets to varying degrees through the second half of 2010, and could intensify, particularly as government programs supportive of housing markets are terminated or reduced or expire.
Though market conditions are likely to remain uneven, our highest priority for 2010 is restoring the profitability of our homebuilding operations. We continued to make progress toward this goal in the second quarter of 2010, as we narrowed our net loss on a year-over-year basis for the eighth consecutive quarterly period based on year-over-year improvement in our housing gross margin and the absence of pretax, noncash charges for asset impairments and land option contract abandonments.
Maintaining controls on spending and operational costs will be a key part of our approach to return to profitability. To achieve sustainably profitable homebuilding operations, however, will also require stronger revenue growth, which we believe can best be generated from continuing to rollout our new, value-engineered product, increasing the average number of active communities we operate, and boosting our inventory base. Accordingly, to enable revenue growth as 2010 proceeds, we are pursuing a land acquisition strategy guided by the principles of our KBnxt operational business model, which emphasize ownership or control of well-priced land parcels within our existing served markets or in nearby submarkets that in the aggregate represent a three-to-four year supply of land. Pursuant to this strategy, in the second quarter of 2010, we secured approximately 4,300 owned and controlled lots that met our standards, with most of these lots located in California, Las Vegas and Texas. At the end of the quarter, we owned or controlled approximately 40,000 lots, up 2,500 from the total number of lots we owned or controlled at the end of the 2010 first quarter, our first sequential lot increase in the last four years. Market conditions and the availability of desirable land assets will determine whether and the extent to which this trend will continue into the second half of 2010.
We believe we have the financial and operational resources to take advantage of attractive land acquisition opportunities as they arise, and we are confident that such opportunities will become more available as housing markets improve over time, enabling us to steadily grow our average active community count. As we endeavor to open more communities, we have been closing out a roughly similar number of them. As a result, we currently anticipate that our overall average active community count in 2010 will be down slightly from 2009. Based on our current land acquisition plans, however, we expect our year-over-year average active community count to grow in 2011.
In light of the lower average active community count anticipated for this year and the unpredictable nature of the current sales environment due to the significant effect the expiration of the federal homebuyer tax credit has had on consumer demand, we have revised our projections and currently expect to deliver between 8,000 and 8,500 homes in 2010, compared to the 8,488 homes delivered in 2009. In addition, we may not achieve profitability until 2011 rather than the latter part of this year, as earlier forecasted.
Despite our progress over the past several quarters, our overall outlook is cautious given the significant negative factors and trends noted above and the uncertainty as to when our served markets may experience a sustained recovery. Our ability to generate positive results from our strategic initiatives and planned land acquisition activities, including achieving profitability, remains constrained by, among other things, the current unbalanced supply and demand conditions in many housing markets, which are unlikely to abate soon, and by the curtailment in government programs and incentives designed to support homeownership and/or home purchases.

We continue to believe a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, price stabilization, reduced mortgage delinquency and foreclosure rates, and the restoration of both consumer and credit market confidence that support a decision to buy a home. We cannot predict when these events may occur. Moreover, if conditions in our served markets decline further, we may need to take noncash charges for inventory and joint venture impairments and land option contract abandonments, and we may decide that we need to reduce, slow or even abandon our present land acquisition and development plans for those markets. Our 2010 results could also be adversely affected if general economic conditions do not meaningfully improve or actually decline, if job losses accelerate or weak employment levels persist, if mortgage delinquencies, short sales and foreclosures increase, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence weakens, any or all of which could further delay a recovery in housing markets or result in further deterioration in operating conditions. Despite these difficulties and risks, we believe we are well-positioned, financially and operationally, to succeed in advancing our primary strategic goals when the general housing market stabilizes and longer term demographic, economic and population growth trends once again drive demand for homeownership.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic, employment and business conditions; adverse market conditions that could result in additional impairments or abandonment charges and operating losses, including an oversupply of unsold homes, declining home prices and increased foreclosure and short sale activity, among other things; conditions in the capital and credit markets (including consumer mortgage lending standards, the availability of consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and existing homes, including sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including, but not limited to, tax credits, tax incentives and/or subsidies for home purchases, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities; the availability and cost of land in desirable areas; legal or regulatory proceedings or claims; the ability and/or willingness of participants in our unconsolidated joint ventures to fulfill their obligations; our ability to access capital; our ability to use the net deferred tax assets we have generated; our ability to successfully implement our current and planned product, geographic and market positioning (including, but not limited to, our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count), revenue growth and cost reduction strategies; consumer interest in our new product designs, including The Open Series; and other events outside of our control. Please see our periodic reports and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

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
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of May 31, 2010 (dollars in thousands):

		Weighted Average
Fiscal Year of Expected Maturity	Fixed Rate Debt	Interest Rate

2010	$—	—%
2011	99,857	6.4
2012	—	—
2013	—	—
2014	249,428	5.8
Thereafter	1,307,642	7.0

Total	$1,656,927	6.7%

Fair value at May 31, 2010	$1,562,025

For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2009.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2010.

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
The parties to the litigation executed a settlement agreement on February 26, 2010 and an amended settlement agreement on April 5, 2010. On April 12, 2010, the court preliminarily approved the amended settlement and the conditional certification of the settlement class described in the amended settlement. The preliminarily approved settlement is not material to our consolidated financial position or results of operations. The court set the fairness hearing on the proposed settlement for July 26, 2010.
Other Matters
On October 2, 2009, the staff of the SEC notified us that a formal order of investigation had been issued regarding possible accounting and disclosure issues. Although the SEC has not indicated, and we cannot be certain as to, the scope of the SEC’s investigation, the information requests from the SEC received to date relate to our impairments, including both inventory and joint ventures. We are cooperating with the staff of the SEC in connection with the investigation. We cannot predict the outcome of, or the timeframe for, the conclusion of this matter.
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

Item 6. Exhibits

Exhibits

10.56	*	KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, is incorporated by reference herein.

10.57	*	Form of Indemnification Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 2, 2010, is incorporated by reference herein.

31.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant
Dated July 9, 2010	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated July 9, 2010	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

10.56	*	KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, is incorporated by reference herein.

10.57	*	Form of Indemnification Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 2, 2010, is incorporated by reference herein.

31.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.