Form 10-Q
period 2010-08-31
KB HOME
filed 2010-10-08
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2010.
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2010.
Common stock, par value $1.00 per share: 88,047,838 shares outstanding, including 11,099,923 shares held by the registrant’s Grantor Stock Ownership Trust and excluding 27,095,467 shares held in treasury.

KB HOME
FORM 10-Q
INDEX

Page
Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations - Nine Months and Three Months Ended August 31, 2010 and 2009	3

Consolidated Balance Sheets - August 31, 2010 and November 30, 2009	4

Consolidated Statements of Cash Flows - Nine Months Ended August 31, 2010 and 2009	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	52

Item 4. Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	53

Item 1A. Risk Factors	53

Item 6. Exhibits	54

SIGNATURES	55

INDEX OF EXHIBITS	56

Exhibit 10.60
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts — Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009
Total revenues	$1,139,033	$1,150,282	$501,003	$458,451

Homebuilding:
Revenues	$1,133,846	$1,145,014	$498,821	$456,348
Construction and land costs	(945,196)	(1,082,343)	(411,813)	(414,575)
Selling, general and administrative expenses	(233,795)	(217,647)	(78,602)	(83,878)

Operating income (loss)	(45,145)	(154,976)	8,406	(42,105)

Interest income	1,628	6,410	603	1,131
Interest expense, net of amounts capitalized/loss on early redemption	(52,108)	(35,502)	(16,183)	(15,379)
Equity in loss of unconsolidated joint ventures	(4,679)	(47,811)	(1,947)	(26,315)

Homebuilding pretax loss	(100,304)	(231,879)	(9,121)	(82,668)

Financial services:
Revenues	5,187	5,268	2,182	2,103
Expenses	(2,639)	(2,569)	(754)	(915)
Equity in income of unconsolidated joint venture	5,946	8,977	996	4,432

Financial services pretax income	8,494	11,676	2,424	5,620

Total pretax loss	(91,810)	(220,203)	(6,697)	(77,048)
Income tax benefit	5,000	17,700	5,300	11,000

Net loss	$(86,810)	$(202,503)	$(1,397)	$(66,048)

Basic and diluted loss per share	$(1.13)	$(2.64)	$(.02)	$(.87)

Basic and diluted average shares outstanding	76,866	76,656	76,909	76,329

Cash dividends declared per common share	$.1875	$.1875	$.0625	$.0625

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	August 31,	November 30,
	2010	2009
Assets

Homebuilding:
Cash and cash equivalents	$919,851	$1,174,715
Restricted cash	116,384	114,292
Receivables	137,337	337,930
Inventories	1,721,468	1,501,394
Investments in unconsolidated joint ventures	101,435	119,668
Other assets	150,610	154,566

	3,147,085	3,402,565

Financial services	29,367	33,424

Total assets	$3,176,452	$3,435,989

Liabilities and stockholders’ equity

Homebuilding:
Accounts payable	$288,974	$340,977
Accrued expenses and other liabilities	468,398	560,368
Mortgages and notes payable	1,800,919	1,820,370

	2,558,291	2,721,715

Financial services	4,711	7,050

Common stock	115,143	115,120
Paid-in capital	867,505	860,772
Retained earnings	705,218	806,443
Accumulated other comprehensive loss	(22,244)	(22,244)
Grantor stock ownership trust, at cost	(120,629)	(122,017)
Treasury stock, at cost	(931,543)	(930,850)

Total stockholders’ equity	613,450	707,224

Total liabilities and stockholders’ equity	$3,176,452	$3,435,989

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Nine Months Ended August 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(86,810)	$(202,503)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in (income) loss of unconsolidated joint ventures	(1,267)	38,834
Distributions of earnings from unconsolidated joint ventures	10,000	7,662
Amortization of discounts and issuance costs	1,605	1,111
Depreciation and amortization	2,628	4,243
Loss on voluntary termination of revolving credit facility/early redemption of debt	1,802	976
Tax benefits from stock-based compensation	1,599	4,093
Stock-based compensation expense	5,975	2,218
Inventory impairments and land option contract abandonments	16,739	91,469
Change in assets and liabilities:
Receivables	182,762	236,305
Inventories	(149,021)	170,070
Accounts payable, accrued expenses and other liabilities	(147,323)	(249,674)
Other, net	(2,832)	8,413

Net cash provided (used) by operating activities	(164,143)	113,217

Cash flows from investing activities:
Investments in unconsolidated joint ventures, net	(1,533)	(19,971)
Purchases of property and equipment, net	(642)	(1,245)

Net cash used by investing activities	(2,175)	(21,216)

Cash flows from financing activities:
Change in restricted cash	(2,092)	11,224
Proceeds from issuance of senior notes	—	259,737
Payment of senior notes issuance costs	—	(4,294)
Repayment of senior and senior subordinated notes	—	(453,105)
Payments on mortgages, land contracts and other loans	(73,371)	(78,983)
Issuance of common stock under employee stock plans	1,609	2,196
Excess tax benefit associated with exercise of stock options	583	—
Payments of cash dividends	(14,415)	(14,295)
Repurchases of common stock	(350)	(616)

Net cash used by financing activities	(88,036)	(278,136)

Net decrease in cash and cash equivalents	(254,354)	(186,135)
Cash and cash equivalents at beginning of period	1,177,961	1,141,518

Cash and cash equivalents at end of period	$923,607	$955,383

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

In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of August 31, 2010, the results of its consolidated operations for the nine months and three months ended August 31, 2010 and 2009, and its consolidated cash flows for the nine months ended August 31, 2010 and 2009. The results of consolidated operations for the nine months and three months ended August 31, 2010 are not necessarily indicative of the results to be expected for the full year, due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2009 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2009, which are contained in the Company’s Annual Report on Form 10-K for that period.

Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid debt instruments and other short-term investments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company’s cash and cash equivalents were invested in money market accounts and U.S. government securities. Restricted cash of $116.4 million at August 31, 2010 consisted of $91.6 million of cash deposited with various banks that is required as collateral for the Company’s cash-collateralized letter of credit facilities (the “LOC Facilities”), and $24.8 million of cash in a deposit account required as collateral for the mortgages and notes payable associated with a multi-level residential building the Company is operating as a rental property.

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

Loss per share

Basic loss per share is calculated by dividing the net loss by the average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing the net loss by the average number of common shares outstanding including all potentially dilutive shares issuable under outstanding stock options. All outstanding stock options were excluded from the diluted loss per share calculation for the three months and nine months ended August 31, 2010 and 2009 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

Comprehensive loss

The Company’s comprehensive loss was $1.4 million for the three months ended August 31, 2010 and $66.0 million for the three months ended August 31, 2009. The Company’s comprehensive loss was $86.8 million for the nine months ended August 31, 2010 and $202.5 million for the nine months ended August 31, 2009. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of August 31, 2010 and November 30, 2009 are comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation — Retirement Benefits” (“ASC 715”). ASC 715 requires an employer to

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

The Company adopted the fair value recognition provisions of Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation” (“ASC 718”), using the modified prospective transition method effective December 1, 2005. ASC 718 requires a public entity to measure compensation cost associated with awards of equity instruments based on the grant-date fair value of the awards over the requisite service period. ASC 718 requires public entities to initially measure compensation cost associated with awards of liability instruments based on their current fair value. The fair value of each such award is to be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period are recognized as compensation cost over that period.

Stock Options

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding the dividend yield, the risk-free interest rate, the expected stock-price volatility and the expected term of the stock options. The following table summarizes the stock options outstanding and stock options exercisable as of August 31, 2010, as well as stock options activity during the nine months then ended:

		Weighted
		Average Exercise
	Options	Price

Options outstanding at beginning of period	5,711,701	$27.39

Granted	1,363,532	18.40

Exercised	(23,000)	13.95

Cancelled	(274,683)	18.80

Options outstanding at end of period	6,777,550	25.97

Options exercisable at end of period	4,568,939	30.39

As of August 31, 2010, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 7.7 years and 7.2 years, respectively. There was $4.5 million of total unrecognized compensation cost related to unvested stock option awards as of August 31, 2010. For the three months ended August 31, 2010 and 2009, stock-based compensation expense associated with stock options totaled $1.4 million and $.5 million, respectively. For the nine months ended August 31, 2010 and 2009, compensation expense associated with stock options totaled $4.3 million and $1.4 million, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable were each less than $.1 million as of August 31, 2010. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)

On August 13, 2010, the Company consummated an exchange offer (the “Exchange Offer”) pursuant to which eligible employees of the Company had the opportunity to exchange their outstanding cash-settled stock appreciation rights (“SARs”) granted on October 2, 2008 and January 22, 2009 for non-qualified options to purchase shares of KB Home

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Stock-Based Compensation (continued)

common stock granted under the KB Home 2010 Equity Incentive Plan (the “2010 Plan”). Each stock option granted in exchange for a SAR had an exercise price equal to the SAR’s exercise price and the same number of underlying shares, vesting schedule and expiration date as each such SAR. The Exchange Offer did not include a re-pricing or any other changes impacting the value to the employees. The Company conducted the Exchange Offer in an effort to reduce the overall degree of variability in the expense recorded for employee equity-based compensation by replacing the SARs, which are accounted for as liability instruments, with stock options, which are accounted for as equity instruments.

Pursuant to the Exchange Offer, 19 eligible employees returned to the Company a total of 1,116,030 SARs, and those SARs were cancelled on August 13, 2010 in exchange for corresponding grants of stock options to 18 of those employees to purchase an aggregate of 1,073,737 shares of KB Home common stock at $19.90 per share and one grant of stock options to one employee to purchase 42,293 shares of KB Home common stock at $11.25 per share. The 1,116,030 stock options granted pursuant to the Exchange Offer are included in the stock options granted total in the above table.

Other Stock-Based Awards

From time to time, the Company grants restricted stock, phantom shares and SARs to various employees. The Company recognized total compensation income of $5.3 million in the three months ended August 31, 2010 and total compensation expense of $6.6 million in the three months ended August 31, 2009 related to these stock-based awards. The Company recognized total compensation income of $.4 million in the nine months ended August 31, 2010 and total compensation expense of $13.5 million in the nine months ended August 31, 2009 related to these stock-based awards.

Approval of the KB Home 2010 Equity Incentive Plan

At the Company’s Annual Meeting of Stockholders held on April 1, 2010, the Company’s stockholders approved the 2010 Plan, authorizing, among other things, the issuance of up to 3,500,000 shares of the Company’s common stock for grants of stock-based awards to employees, non-employee directors and consultants of the Company. This pool of shares includes all of the shares that were available for grant as of April 1, 2010 under the Company’s 2001 Stock Incentive Plan, and no new awards may be made under the 2001 Stock Incentive Plan. Accordingly, as of April 1, 2010, the 2010 Plan became the Company’s only active equity compensation plan. Under the 2010 Plan, grants of stock options and other similar awards reduce the 2010 Plan’s share capacity on a 1-for-1 basis, and grants of restricted stock and other similar “full value” awards reduce the 2010 Plan’s share capacity on a 1.78-for-1 basis. In addition, subject to the 2010 Plan’s terms and conditions, a stock-based award may also be granted under the 2010 Plan to replace an outstanding award granted under another Company plan (subject to the terms of such other plan) with terms substantially identical to those of the award being replaced. The 2010 Plan was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010.

3.	Segment Information

As of August 31, 2010, the Company had identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of August 31, 2010, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:

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

The Company’s financial services reporting segment provides title and insurance services to the Company’s homebuyers. This segment also provides mortgage banking services to the Company’s homebuyers indirectly through KBA Mortgage, LLC (“KBA Mortgage”), an unconsolidated joint venture with a subsidiary of Bank of America, N.A. The Company’s financial services reporting segment conducts operations in the same markets as the Company’s homebuilding reporting segments.

The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.

The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009
Revenues:
West Coast	$483,383	$495,249	$211,294	$205,071
Southwest	149,364	149,214	55,914	52,768
Central	314,786	277,444	140,035	116,689
Southeast	186,313	223,107	91,578	81,820

Total homebuilding revenues	1,133,846	1,145,014	498,821	456,348
Financial services	5,187	5,268	2,182	2,103

Total revenues	$1,139,033	$1,150,282	$501,003	$458,451

Pretax income (loss):
West Coast	$31,080	$(49,573)	$15,024	$2,848
Southwest	(11,799)	(31,113)	(1,802)	(5,167)
Central	(3,666)	(27,123)	5,441	(16,610)
Southeast	(42,114)	(60,331)	(10,853)	(30,690)
Corporate and other (a)	(73,805)	(63,739)	(16,931)	(33,049)

Total homebuilding pretax loss	(100,304)	(231,879)	(9,121)	(82,668)
Financial services	8,494	11,676	2,424	5,620

Total pretax loss	$(91,810)	$(220,203)	$(6,697)	$(77,048)

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$877	$(7,852)	$230	$188
Southwest	(6,457)	(13,346)	(2,177)	(3,404)
Central	—	506	—	—
Southeast	901	(27,119)	—	(23,099)

Total	$(4,679)	$(47,811)	$(1,947)	$(26,315)

(a)	Corporate and other includes corporate general and administrative expenses.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009
Inventory impairments:
West Coast	$2,630	$16,182	$1,434	$7,779
Southwest	962	13,267	—	—
Central	—	16,286	—	14,669
Southeast	4,677	7,193	—	333

Total	$8,269	$52,928	$1,434	$22,781

Land option contract abandonments:
West Coast	$722	$27,679	$722	$—
Southwest	—	—	—	—
Central	6,340	—	—	—
Southeast	1,408	10,862	1,221	1,708

Total	$8,470	$38,541	$1,943	$1,708

Joint venture impairments:
West Coast	$—	$7,190	$—	$—
Southwest	—	5,426	—	—
Central	—	—	—	—
Southeast	—	25,369	—	23,183

Total	$—	$37,985	$—	$23,183

	August 31,	November 30,
	2010	2009
Assets:
West Coast	$970,457	$838,510
Southwest	377,763	346,035
Central	349,750	357,688
Southeast	397,755	361,551
Corporate and other	1,051,360	1,498,781

Total homebuilding assets	3,147,085	3,402,565
Financial services	29,367	33,424

Total assets	$3,176,452	$3,435,989

Investments in unconsolidated joint ventures:
West Coast	$38,694	$54,795
Southwest	54,575	56,779
Central	—	—
Southeast	8,166	8,094

Total	$101,435	$119,668

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Financial Services
The following tables present financial information relating to the Company’s financial services reporting segment (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009
Revenues
Interest income	$4	$29	$2	$1
Title services	736	740	350	292
Insurance commissions	4,447	4,499	1,830	1,810

Total	5,187	5,268	2,182	2,103

Expenses
General and administrative	(2,639)	(2,569)	(754)	(915)

Operating income	2,548	2,699	1,428	1,188
Equity in income of unconsolidated joint venture	5,946	8,977	996	4,432

Pretax income	$8,494	$11,676	$2,424	$5,620

	August 31,	November 30,
	2010	2009
Assets
Cash and cash equivalents	$3,756	$3,246
Receivables	873	1,395
Investment in unconsolidated joint venture	24,694	28,748
Other assets	44	35

Total assets	$29,367	$33,424

Liabilities
Accounts payable and accrued expenses	$4,711	$7,050

Total liabilities	$4,711	$7,050

5.	Inventories
Inventories consisted of the following (in thousands):

	August 31,	November 30,
	2010	2009

Homes, lots and improvements in production	$1,282,013	$1,091,851

Land under development	439,455	409,543

Total	$1,721,468	$1,501,394

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	Inventories (continued)
The Company’s interest costs were as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009

Capitalized interest at beginning of period	$291,279	$361,619	$275,405	$355,401

Capitalized interest related to consolidation of previously unconsolidated joint ventures	9,914	—	—	—

Interest incurred (a)	91,907	88,168	30,001	30,891

Interest expensed (a)	(52,108)	(35,502)	(16,183)	(15,379)

Interest amortized	(79,454)	(78,832)	(27,685)	(35,460)

Capitalized interest at end of period (b)	$261,538	$335,453	$261,538	$335,453

(a)
Amounts for the nine months ended August 31, 2010 include a total of $1.8 million of debt issuance costs written off in connection with the Company’s voluntary reduction of the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million during the first quarter of 2010 and the voluntary termination of the Credit Facility during the second quarter of 2010. Amounts for the three months and nine months ended August 31, 2009 include a $1.0 million loss on the early redemption of debt.

(b)
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, costs of home construction and capitalized interest. Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest because impairment charges recognized are not generally allocated to specific components of inventory.

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
Based on the results of its evaluations, the Company recognized $1.4 million of pretax, noncash inventory impairment charges in the three months ended August 31, 2010 and $22.8 million of such charges in the three months ended August 31, 2009. In the nine months ended August 31, 2010 and 2009, the Company recognized pretax, noncash inventory impairment charges of $8.2 million and $52.9 million, respectively. As of August 31, 2010, the aggregate carrying value of inventory impacted by pretax, noncash inventory impairment charges was $479.2 million, representing 86 communities and various other land parcels. As of November 30, 2009, the aggregate carrying value of inventory impacted by pretax, noncash inventory impairment charges was $603.9 million, representing 128 communities and various other land parcels.
The Company’s optioned inventory is assessed to determine whether it continues to meet the Company’s internal investment standards and marketing strategy. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in market strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of its assessments, the Company recognized $1.9 million of land option contract abandonment charges in the three months ended August 31, 2010 and $1.7 million of such charges in the three months ended August 31, 2009. In the nine months ended August 31, 2010 and 2009, the Company recognized land option contract abandonment charges of $8.5 million and $38.5 million, respectively.
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

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Fair Value Disclosures (continued)
The following table presents the Company’s assets measured at fair value on a nonrecurring basis (in thousands):

Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
	Nine Months	Active	Observable	Unobservable
	Ended	Markets	Inputs	Inputs
Description	August 31, 2010 (a)	(Level 1)	(Level 2)	(Level 3)	Total Losses

Long-lived assets held and used	$6,609	$—	$—	$6,609	$(8,269)

(a)
Amount represents the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

In accordance with the provisions of ASC 360, long-lived assets held and used with a carrying amount of $14.9 million were written down to their fair value of $6.6 million during the nine months ended August 31, 2010, resulting in noncash inventory impairment charges of $8.2 million.
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
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, except those for which the carrying values approximate fair values (in thousands):

	August 31, 2010		November 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial Liabilities:
Senior notes due 2011 at 6 3/8%	$99,886	$101,250	$99,800	$100,250
Senior notes due 2014 at 5 3/4%	249,463	233,750	249,358	234,375
Senior notes due 2015 at 5 7/8%	299,018	273,750	298,875	276,000
Senior notes due 2015 at 6 1/4%	449,733	411,750	449,698	419,063
Senior notes due 2017 at 9.1%	260,231	266,325	259,884	276,263
Senior notes due 2018 at 7 1/4%	298,866	273,000	298,787	281,250
The fair values of the Company’s senior notes are estimated based on quoted market prices.
The carrying amounts reported for cash and cash equivalents, restricted cash, and mortgages and land contracts due to land sellers and other loans approximate fair values.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Variable Interest Entities
In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which provided amendments to Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”) to reflect the revised guidance. The amendments to ASC 810 replaced the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (i) the obligation to absorb losses of the VIE or (ii) the right to receive benefits from the VIE. The amendments also require additional disclosures about a reporting entity’s involvement with VIEs. The Company adopted the amended provisions of ASC 810 effective December 1, 2009. The adoption of the amended provisions of ASC 810 did not have a material effect on the Company’s consolidated financial position or results of operations.
The Company participates in joint ventures from time to time for the purpose of conducting land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary. All of the Company’s joint ventures at August 31, 2010 and November 30, 2009 were determined under the provisions of ASC 810 applicable at each such date to be unconsolidated joint ventures, either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.
In the ordinary course of its business, the Company enters into land option contracts, or similar contracts, to procure land for the construction of homes. The use of such land option and other similar contracts generally allows the Company to reduce the risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories on its consolidated balance sheets. Under such contracts, the Company will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for the Company, with the land seller being identified as a VIE.
In compliance with ASC 810, the Company analyzes its land option and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the optioned land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. As a result of its analyses, the Company determined that as of August 31, 2010 it was not the primary beneficiary of any VIEs from which it is purchasing land under land option or other similar contracts. Since adopting the amended provisions of ASC 810, in determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
Based on its analyses as of November 30, 2009, which were performed before the Company adopted the amended provisions of ASC 810, the Company determined that it was the primary beneficiary of certain VIEs from which it was purchasing land under land option or other similar contracts and, therefore, consolidated such VIEs. Prior to its adoption of the amended provisions of ASC 810, in determining whether it was the primary beneficiary, the Company considered, among other things, the size of its deposit relative to the contract price, the risk of obtaining land entitlement approval, the risk associated with land development required under the land option or other similar contract, and the risk of changes in the market value of the optioned land during the contract period. The consolidation of VIEs in which the Company determined it was the primary beneficiary increased inventories, with a corresponding increase to accrued expenses and other liabilities, on the Company’s consolidated balance sheet by $21.0 million at November 30, 2009. The liabilities related to the Company’s consolidation of VIEs from which it has arranged to purchase land under option and other similar contracts represent the difference between the purchase price of land not yet purchased and the Company’s cash deposits. The Company’s cash deposits related to these land option and other similar contracts totaled $4.1 million at November 30, 2009. Creditors, if any, of these VIEs have no recourse against the Company.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Variable Interest Entities (continued)
As of August 31, 2010, the Company had cash deposits totaling $2.3 million associated with land option and other similar contracts that the Company determined to be unconsolidated VIEs, having an aggregate purchase price of $92.3 million, and had cash deposits totaling $15.0 million associated with land option and other similar contracts that the Company determined were not VIEs, having an aggregate purchase price of $328.0 million.
The Company’s exposure to loss related to its land option and other similar contracts with third parties and unconsolidated entities consisted of its non-refundable deposits, which totaled $17.3 million at August 31, 2010 and $9.6 million at November 30, 2009. In addition, the Company had outstanding letters of credit of $4.4 million at August 31, 2010 and $8.7 million at November 30, 2009 in lieu of cash deposits under certain land option or other similar contracts.
The Company also evaluates its land option and other similar contracts in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on its consolidated balance sheets by $19.5 million at August 31, 2010 and $36.1 million at November 30, 2009.
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
The following table presents information from the combined condensed statements of operations of the Company’s unconsolidated joint ventures (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009

Revenues	$110,455	$47,810	$10,376	$13,603
Construction and land costs	(109,929)	(100,911)	(9,194)	(50,540)
Other expenses, net	(14,173)	(39,216)	(5,336)	(16,123)

Loss	$(13,647)	$(92,317)	$(4,154)	$(53,060)

With respect to the Company’s investment in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures for the three months and nine months ended August 31, 2009 included pretax, noncash impairment charges of $23.2 million and $38.0 million, respectively. There were no such charges for the three months or nine months ended August 31, 2010. Due to the judgment and assumptions applied in the estimation process with respect to joint venture impairments, it is possible that actual results could differ substantially from those estimated.
The following table presents combined condensed information from the balance sheets of the Company’s unconsolidated joint ventures (in thousands):

	August 31,	November 30,
	2010	2009

Assets
Cash	$13,251	$12,816
Receivables	147,156	142,639
Inventories	574,996	709,130
Other assets	51,860	56,939

Total assets	$787,263	$921,524

Liabilities and equity
Accounts payable and other liabilities	$64,218	$94,533
Mortgages and notes payable	374,434	514,172
Equity	348,611	312,819

Total liabilities and equity	$787,263	$921,524

The following tables present information relating to the Company’s investments in unconsolidated joint ventures and the aggregate outstanding debt of its unconsolidated joint ventures as of the dates specified, categorized by the nature of the Company’s potential responsibility under a guaranty, if any, for such debt (dollars in thousands):

	August 31,	November 30,
	2010	2009

Number of investments in unconsolidated joint ventures:
With limited recourse debt (a)	1	2
With non-recourse debt (b)	—	2
Other (c)	9	9

Total	10	13

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)

	August 31,	November 30,
	2010	2009

Investments in unconsolidated joint ventures:
With limited recourse debt	$—	$1,277
With non-recourse debt	—	9,983
Other	101,435	108,408

Total	$101,435	$119,668

Outstanding debt of unconsolidated joint ventures:
With limited recourse debt	$2,052	$11,198
With non-recourse debt	—	130,025
Other	372,382	372,949

Total (d)	$374,434	$514,172

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

The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, certain of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. The Company’s unconsolidated joint ventures had aggregate outstanding debt, substantially all of which was secured, of approximately $374.4 million at August 31, 2010 and $514.2 million at November 30, 2009. Various financial and non-financial covenants apply to the outstanding debt of the unconsolidated joint ventures, and a failure to comply with any applicable debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, as described below.
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
At August 31, 2010, the Company’s potential responsibility under its loan-to-value maintenance guaranty relating to approximately $2.0 million of outstanding debt held by one unconsolidated joint venture totaled approximately $1.0 million, if any liability were determined to be due thereunder. This amount represents the Company’s maximum responsibility under such loan-to-value maintenance guaranty assuming the underlying collateral has no value and without regard to defenses that could be available to the Company against any attempted enforcement of such guaranty.
Notwithstanding the Company’s potential unconsolidated joint venture guaranty and indemnity responsibilities and the resolutions it has reached in certain instances with unconsolidated joint venture lenders with respect to those potential responsibilities, at this time the Company does not believe, except as described in the next two paragraphs below, that its existing exposure under its outstanding completion, loan-to-value and carve-out guarantees and indemnities related to unconsolidated joint venture debt is material to the Company’s consolidated financial position or results of operations.
In addition to the above-described guarantees and indemnities, the Company has also provided a several guaranty to the lenders of one of the Company’s unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. The Company’s potential responsibility under this several guaranty fluctuates with the unconsolidated joint venture’s debt and with the Company’s and its partners’ respective land purchases from the unconsolidated joint venture. At August 31, 2010, this unconsolidated joint venture had total outstanding indebtedness of approximately $372.4 million and, if this guaranty were then enforced, the Company’s maximum potential responsibility under the guaranty would have been approximately $182.7 million in principal amount, which amount does not account for any offsets or defenses that could be available to the Company.
The lenders for two of the Company’s unconsolidated joint ventures have filed lawsuits against some of the unconsolidated joint ventures’ members, and certain of those members’ parent companies, seeking to recover damages under completion guarantees, among other claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP-RJJ); Wachovia Bank, N.A. v. Focus Kyle Group LLC, et al. U.S. District Court, Southern District of New York (Case No. 08-cv-8681(LTS)(GWG))). The Company and the other parent companies, together with the members, are defending the lawsuits in which they have been named and are currently exploring resolutions with the lenders. In a separate proceeding, the members (including the Company) of one of these unconsolidated joint ventures participated in an arbitration regarding their respective performance obligations in order to address one member’s claims for specific performance and, in the alternative, damages. On July 6, 2010, a decision was issued in this arbitration proceeding. In its decision, the arbitration panel denied the specific performance claims and awarded damages in an amount well below the amount claimed. The Company’s potential proportional responsibility for the damages awarded is not considered to be material to the Company’s consolidated financial position or results of operations. The litigation commenced by the lenders remains ongoing, and there is no assurance that the parties involved will reach satisfactory resolutions. Further, if

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Investments in Unconsolidated Joint Ventures (continued)
satisfactory resolutions are not reached, there is no assurance that the ultimate outcome of any of the litigation would not be material to the Company’s consolidated financial position or results of operations.
10.	Mortgages and Notes Payable
Mortgages and notes payable consisted of the following (in thousands):

	August 31,	November 30,
	2010	2009

Mortgages and land contracts due to land sellers and other loans	$143,722	$163,968
Senior notes due 2011 at 6 3/8%	99,886	99,800
Senior notes due 2014 at 5 3/4%	249,463	249,358
Senior notes due 2015 at 5 7/8%	299,018	298,875
Senior notes due 2015 at 6 1/4%	449,733	449,698
Senior notes due 2017 at 9.1%	260,231	259,884
Senior notes due 2018 at 7 1/4%	298,866	298,787

Total	$1,800,919	$1,820,370

At November 30, 2009, the Company maintained the Credit Facility with a syndicate of lenders that was scheduled to mature in November 2010. To reduce costs associated with maintaining the Credit Facility, effective December 28, 2009, the Company voluntarily reduced the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million, and effective March 31, 2010, the Company voluntarily terminated the Credit Facility.
With the Credit Facility’s termination, the Company proceeded to enter into the LOC Facilities with various banks to obtain letters of credit in the ordinary course of its business. As of August 31, 2010, $88.9 million of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require the Company to deposit and maintain cash with the banks as collateral for its letters of credit outstanding. As of August 31, 2010, the amount of cash maintained for the LOC Facilities totaled $91.6 million and was included in restricted cash on the Company’s consolidated balance sheet as of that date. In the future, the Company may enter into similar facilities with other financial institutions.
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
In the second quarter of 2010, the Company voluntarily replaced letters of credit it previously posted as collateral for certain mortgages and notes payable with cash collateral deposited in an account. As of August 31, 2010, this required cash collateral, which is associated with a multi-level residential building the Company is operating as a rental property, totaled $24.8 million and was included in restricted cash on the Company’s consolidated balance sheet as of that date.
The indenture governing the Company’s senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the senior notes indenture contains certain restrictive covenants that, among other things, limit the Company’s ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. The terms governing the Company’s senior notes due 2017 contain certain limitations related to mergers, consolidations, and sales of assets.
As of August 31, 2010, the Company was in compliance with the applicable terms of all of its covenants under the Company’s senior notes, senior notes indenture, and mortgages and land contracts due to land sellers and other loans. The Company’s ability to secure future debt financing may depend in part on its ability to remain in such compliance.

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
The changes in the Company’s warranty liability are as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009

Balance at beginning of period	$135,749	$145,369	$117,753	$137,690

Warranties issued	4,777	12,380	2,127	8,154

Payments and adjustments	(38,596)	(17,945)	(17,950)	(6,040)

Balance at end of period	$101,930	$139,804	$101,930	$139,804

The Company’s warranty liability of $101.9 million at August 31, 2010 includes $14.5 million associated with approximately 330 homes that have been identified as containing or suspected of containing allegedly defective drywall manufactured in China. These homes, which have repairs remaining to be completed and/or repair costs remaining to be paid, were primarily delivered in 2006 and 2007 and are located in Florida. The Company believes that its overall warranty liability at August 31, 2010 is sufficient with respect to its general limited warranty obligations and the estimated costs remaining to repair the identified homes affected by the allegedly defective drywall. The Company is continuing to review whether there are any additional homes delivered in Florida or other locations that contain or may contain this drywall material. Depending on the outcome of its review and its actual claims experience, the Company may need to increase its warranty liability in future periods. The amount accrued to repair these homes is based largely on the Company’s estimates of future costs. If the actual costs to repair these homes differ from the estimated costs, the Company may revise its warranty estimate for this issue. During the three months and nine months ended August 31, 2010, the Company made payments totaling $8.4 million and $19.4 million, respectively, for the repair of homes that had been identified as containing or suspected of containing allegedly defective drywall manufactured in China. Such payments totaled less than $.1 million in the three months and nine months ended August 31, 2009.
The Company has been named as a defendant in nine lawsuits relating to this drywall material, and it may in the future be subject to other similar litigation or claims that could cause the Company to incur significant costs. Given the preliminary stages of the proceedings, the Company has not concluded whether the outcome of any of these lawsuits, if unfavorable, is likely to be material to its consolidated financial position or results of operations.
The Company intends to seek and is undertaking efforts, including legal proceedings, to obtain reimbursement from various sources for the costs it has or expects to incur to investigate and complete repairs and to defend itself in litigation associated with this drywall material. At this early stage of its efforts to investigate and complete repairs and to respond to litigation, however, the Company has not recorded any amounts for potential recoveries as of August 31, 2010.
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
The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, the Company’s general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above its coverage limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $95.2 million at August 31, 2010 and $107.0 million at November 30, 2009. These amounts are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The Company’s expenses associated with self-insurance totaled $1.6 million for the three months ended August 31, 2010 and $1.8 million for the three months ended August 31, 2009. The Company’s expenses associated with self-insurance totaled $5.2 million for the nine months ended August 31, 2010 and $5.3 million for the nine months ended August 31, 2009.
The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with community improvements such as roads, sewers and water, and to certain unconsolidated joint ventures. At August 31, 2010, the Company had $499.1 million of performance bonds and $88.9 million of letters of credit outstanding. In the event any such performance bonds or letters of credit were called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. The Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligation is completed.
In the ordinary course of its business, the Company enters into land option contracts, or similar contracts, to procure land for the construction of homes. At August 31, 2010, the Company had total deposits of $21.7 million, comprised of cash deposits of $17.3 million and letters of credit of $4.4 million, to purchase land having an aggregate purchase price of $420.3 million. The Company’s land option and other similar contracts generally do not contain provisions requiring the Company’s specific performance.
12.	Legal Matters
ERISA Litigation
On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of the Employee Retirement Income Security Act (“ERISA”), 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against the Company, its directors, certain of its current and former officers, and the board of directors committee that oversees the KB Home 401(k) Savings Plan (“401(k) Plan”). After the court allowed leave to file an amended complaint, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claimed to be former employees of KB Home who participated in the 401(k) Plan. Plaintiffs alleged on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the 401(k) Plan about the Company’s alleged prior stock option backdating practices and by failing to remove the Company’s stock as an investment option under the 401(k) Plan. Plaintiffs alleged that this breach of fiduciary duties caused plaintiffs to earn less on their 401(k) Plan accounts than they would have earned but for defendants’ alleged breach of duties.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	Legal Matters (continued)
The parties to the litigation executed a settlement agreement on February 26, 2010 and an amended settlement agreement on April 5, 2010. On September 8, 2010, the court approved the amended settlement agreement and dismissed the case. The settlement is not material to the Company’s consolidated financial position or results of operations.
Other Matters
On October 2, 2009, the staff of the SEC notified the Company that a formal order of investigation had been issued regarding possible accounting and disclosure issues. In August 2010, the Company received a letter from the staff of the SEC advising the Company that the staff had completed its investigation and did not intend to recommend any enforcement action by the SEC.
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
As of August 31, 2010, the Company was authorized to repurchase four million shares of its common stock under a board-approved share repurchase program. The Company did not repurchase any shares of its common stock under this program in the nine months ended August 31, 2010. The Company has not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of the Company’s board of directors. The Company acquired $.4 million of common stock in the nine months ended August 31, 2010, which were previously issued shares delivered to the Company by employees to satisfy withholding taxes on the vesting of restricted stock awards. These transactions are not considered repurchases under the share repurchase program.
During the quarter ended February 28, 2010, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 18, 2010 to stockholders of record on February 4, 2010. During the quarter ended May 31, 2010, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on May 20, 2010 to stockholders of record on May 6, 2010. During the quarter ended August 31, 2010, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on August 19, 2010 to stockholders of record on August 5, 2010.
14.	Income Taxes
The Company’s income tax benefit totaled $5.3 million for the three months ended August 31, 2010, compared to $11.0 million for the three months ended August 31, 2009. For the nine months ended August 31, 2010, the Company’s income tax benefit totaled $5.0 million, compared to $17.7 million for the nine months ended August 31, 2009. The income tax benefits for the three months and nine months ended August 31, 2010 resulted primarily from the recognition of a $5.4 million federal income tax benefit in the third quarter of 2010 due to an increase in the carryback of the Company’s 2009 net operating loss to offset earnings it generated in 2004 and 2005. The income tax benefit for the three months ended August 31, 2009 was primarily due to the reversal of a $10.8 million liability for unrecognized federal tax benefits as a result of the resolution of a federal tax audit. For the nine months ended August 31, 2009, the income tax benefit resulted primarily from the reversal of a $13.1 million liability for unrecognized federal tax benefits and the recognition of a $5.0 million federal and state income tax receivable based on the status of federal tax audits and amended state filings. Due to the effects of the Company’s deferred tax asset valuation allowance, net operating loss carryback, and changes in its unrecognized tax benefits, the Company’s effective tax benefit rates in 2010 and 2009 are not meaningful items as its income tax benefits are not directly correlated to the amount of its pretax losses for those periods.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Income Taxes (continued)
In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), the Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During the three months ended August 31, 2010, the Company recorded a net reduction of $2.4 million to the valuation allowance against net deferred tax assets. The net reduction was comprised of the $5.4 million federal income tax benefit from the increased carryback of the Company’s 2009 net operating loss to offset earnings it generated in 2004 and 2005, partially offset by a $3.0 million valuation allowance recorded against the net deferred tax assets generated from the loss for the period. During the three months ended August 31, 2009, the Company recorded a valuation allowance of $35.5 million against net deferred tax assets. For the nine months ended August 31, 2010, the Company recorded a net increase of $31.6 million to the valuation allowance against net deferred tax assets. The net increase was comprised of a $37.0 million valuation allowance recorded against the net deferred tax assets generated from the loss for the period, partially offset by the $5.4 million federal income tax benefit from the increased carryback of the Company’s 2009 net operating loss to offset earnings it generated in 2004 and 2005. For the nine months ended August 31, 2009, the Company recorded a valuation allowance of $89.9 million against the net deferred tax assets generated from the loss for the period.
The Company’s net deferred tax assets totaled $1.1 million at both August 31, 2010 and November 30, 2009. The deferred tax asset valuation allowance increased to $781.6 million at August 31, 2010 from $750.0 million at November 30, 2009, reflecting the impact of the $31.6 million net increase in the valuation allowance recorded during the first nine months of 2010 described above.
During the three months ended August 31, 2010, the Company had $.1 million of additions and $.2 million of reductions to its total gross unrecognized tax benefits as a result of the current status of federal and state audits. During the nine months ended August 31, 2010, additions and reductions to the Company’s total gross unrecognized tax benefits were $.4 million and $.9 million, respectively. The total amount of gross unrecognized tax benefits, including interest and penalties, was $9.0 million as of August 31, 2010. The Company anticipates that total unrecognized tax benefits will decrease by an amount ranging from $3.0 million to $4.0 million during the twelve months from this reporting date due to various state filings associated with the resolution of the federal tax audit.
The benefits of the Company’s net operating losses, built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on the Company’s analysis performed as of August 31, 2010, the Company does not believe it has experienced an ownership change as defined by Section 382, and, therefore, the net operating losses, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation as of this reporting date.
15.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Nine Months Ended August 31,
	2010	2009

Summary of cash and cash equivalents at the end of the period:
Homebuilding	$919,851	$953,510
Financial services	3,756	1,873

Total	$923,607	$955,383

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$72,113	$67,833
Income taxes paid	523	5,527

Income taxes refunded	191,345	237,010

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Supplemental Disclosure to Consolidated Statements of Cash Flows (continued)

	Nine Months Ended August 31,
	2010	2009

Supplemental disclosures of noncash activities:
Increase in inventories in connection with consolidation of joint ventures	$72,300	$97,550
Increase in secured debt in connection with consolidation of joint ventures	—	133,051
Increase in accounts payable, accrued expenses and other liabilities in connection with consolidation of joint ventures	38,861	—
Stock appreciation rights exchanged for stock options	1,816	—
Cost of inventories acquired through seller financing	53,125	8,964

Decrease in consolidated inventories not owned	(37,633)	(40,374)

16.	Supplemental Guarantor Information
The Company’s obligations to pay principal, premium, if any, and interest under its senior notes are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by the Company. The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and, accordingly, supplemental financial information for the Guarantor Subsidiaries is presented.
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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Operations
Nine Months Ended August 31, 2010 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$307,427	$831,606	$—	$1,139,033

Homebuilding:
Revenues	$—	$307,427	$826,419	$—	$1,133,846
Construction and land costs	—	(263,301)	(681,895)	—	(945,196)
Selling, general and administrative expenses	(59,796)	(41,940)	(132,059)	—	(233,795)

Operating income (loss)	(59,796)	2,186	12,465	—	(45,145)
Interest income	1,377	21	230	—	1,628
Interest expense, net of amounts capitalized/loss on early redemption	11,430	(29,002)	(34,536)	—	(52,108)
Equity in loss of unconsolidated joint ventures	—	(148)	(4,531)	—	(4,679)

Homebuilding pretax loss	(46,989)	(26,943)	(26,372)	—	(100,304)

Financial services pretax income	—	—	8,494	—	8,494

Total pretax loss	(46,989)	(26,943)	(17,878)	—	(91,810)
Income tax benefit	2,600	1,500	900	—	5,000
Equity in net loss of subsidiaries	(42,221)	—	—	42,221	—

Net loss	$(86,610)	$(25,443)	$(16,978)	$42,221	$(86,810)

Nine Months Ended August 31, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,012,120	$138,162	$—	$1,150,282

Homebuilding:
Revenues	$—	$1,012,120	$132,894	$—	$1,145,014
Construction and land costs	—	(956,354)	(125,989)	—	(1,082,343)
Selling, general and administrative expenses	(54,883)	(134,632)	(28,132)	—	(217,647)

Operating loss	(54,883)	(78,866)	(21,227)	—	(154,976)
Interest income	5,233	572	605	—	6,410
Interest expense, net of amounts capitalized/loss on early redemption	25,186	(56,293)	(4,395)	—	(35,502)
Equity in loss of unconsolidated joint ventures	—	(20,699)	(27,112)	—	(47,811)

Homebuilding pretax loss	(24,464)	(155,286)	(52,129)	—	(231,879)

Financial services pretax income	—	—	11,676	—	11,676

Total pretax loss	(24,464)	(155,286)	(40,453)	—	(220,203)
Income tax benefit	2,000	12,400	3,300	—	17,700
Equity in net loss of subsidiaries	(180,039)	—	—	180,039	—

Net loss	$(202,503)	$(142,886)	$(37,153)	$180,039	$(202,503)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Operations
Three Months Ended August 31, 2010 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$124,534	$376,469	$—	$501,003

Homebuilding:
Revenues	$—	$124,534	$374,287	$—	$498,821
Construction and land costs	—	(106,649)	(305,164)	—	(411,813)
Selling, general and administrative expenses	(12,767)	(13,731)	(52,104)	—	(78,602)

Operating income (loss)	(12,767)	4,154	17,019	—	8,406
Interest income	512	15	76	—	603
Interest expense, net of amounts capitalized/loss on early redemption	7,247	(11,045)	(12,385)	—	(16,183)
Equity in loss of unconsolidated joint ventures	—	(69)	(1,878)	—	(1,947)

Homebuilding pretax income (loss)	(5,008)	(6,945)	2,832	—	(9,121)

Financial services pretax income	—	—	2,424	—	2,424

Total pretax income (loss)	(5,008)	(6,945)	5,256	—	(6,697)
Income tax expense	3,900	5,500	(4,100)	—	5,300
Equity in net loss of subsidiaries	(289)	—	—	289	—

Net income (loss)	$(1,397)	$(1,445)	$1,156	$289	$(1,397)

Three Months Ended August 31, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$410,438	$48,013	$—	$458,451

Homebuilding:
Revenues	$—	$410,438	$45,910	$—	$456,348
Construction and land costs	—	(372,539)	(42,036)	—	(414,575)
Selling, general and administrative expenses	(27,834)	(49,775)	(6,269)	—	(83,878)

Operating loss	(27,834)	(11,876)	(2,395)	—	(42,105)
Interest income	887	155	89	—	1,131
Interest expense, net of amounts capitalized/loss on early redemption	4,487	(17,098)	(2,768)	—	(15,379)
Equity in loss of unconsolidated joint ventures	—	(3,218)	(23,097)	—	(26,315)

Homebuilding pretax loss	(22,460)	(32,037)	(28,171)	—	(82,668)

Financial services pretax income	—	—	5,620	—	5,620

Total pretax loss	(22,460)	(32,037)	(22,551)	—	(77,048)
Income tax benefit	3,200	4,600	3,200	—	11,000
Equity in net loss of subsidiaries	(46,788)	—	—	46,788	—

Net loss	$(66,048)	$(27,437)	$(19,351)	$46,788	$(66,048)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information (continued)
Condensed Consolidated Balance Sheets
August 31, 2010 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$776,617	$5,370	$137,864	$—	$919,851
Restricted cash	91,603	24,781	—	—	116,384
Receivables	9,560	12,855	114,922	—	137,337
Inventories	—	738,737	982,731	—	1,721,468
Investments in unconsolidated joint ventures	—	36,741	64,694	—	101,435
Other assets	66,669	73,537	10,404	—	150,610

	944,449	892,021	1,310,615	—	3,147,085

Financial services	—	—	29,367	—	29,367
Investments in subsidiaries	25,797	—	—	(25,797)	—

Total assets	$970,246	$892,021	$1,339,982	$(25,797)	$3,176,452

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$117,690	$190,439	$449,243	$—	$757,372
Mortgages and notes payable	1,657,197	139,586	4,136	—	1,800,919

	1,774,887	330,025	453,379	—	2,558,291

Financial services	—	—	4,711	—	4,711
Intercompany	(1,418,091)	568,942	849,149	—	—
Stockholders’ equity	613,450	(6,946)	32,743	(25,797)	613,450

Total liabilities and stockholders’ equity	$970,246	$892,021	$1,339,982	$(25,797)	$3,176,452

November 30, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$995,122	$56,969	$122,624	$—	$1,174,715
Restricted cash	114,292	—	—	—	114,292
Receivables	191,747	109,536	36,647	—	337,930
Inventories	—	1,374,617	126,777	—	1,501,394
Investments in unconsolidated joint ventures	—	115,402	4,266	—	119,668
Other assets	68,895	85,856	(185)	—	154,566

	1,370,056	1,742,380	290,129	—	3,402,565

Financial services	—	—	33,424	—	33,424
Investments in subsidiaries	35,955	—	—	(35,955)	—

Total assets	$1,406,011	$1,742,380	$323,553	$(35,955)	$3,435,989

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$147,264	$588,203	$165,878	$—	$901,345
Mortgages and notes payable	1,656,402	163,967	1	—	1,820,370

	1,803,666	752,170	165,879	—	2,721,715

Financial services	—	—	7,050	—	7,050
Intercompany	(1,104,879)	990,210	114,669	—	—
Stockholders’ equity	707,224	—	35,955	(35,955)	707,224

Total liabilities and stockholders’ equity	$1,406,011	$1,742,380	$323,553	$(35,955)	$3,435,989

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statements of Cash Flows Nine Months Ended August 31, 2010 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(86,610)	$(25,443)	$(16,978)	$42,221	$(86,810)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	1,671	15,068	—	16,739
Changes in assets and liabilities:
Receivables	182,187	(3,027)	3,602	—	182,762
Inventories	—	(60,018)	(89,003)	—	(149,021)
Accounts payable, accrued expenses and other liabilities	(27,757)	(29,692)	(89,874)	—	(147,323)
Other, net	(7,304)	1,015	25,799	—	19,510

Net cash provided (used) by operating activities	60,516	(115,494)	(151,386)	42,221	(164,143)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(212)	(1,321)	—	(1,533)
Purchases of property and equipment, net	(213)	(63)	(366)	—	(642)

Net cash used by investing activities	(213)	(275)	(1,687)	—	(2,175)

Cash flows from financing activities:
Change in restricted cash	22,689	(24,781)	—	—	(2,092)
Payments on mortgages, land contracts and other loans	—	(53,354)	(20,017)	—	(73,371)
Issuance of common stock under employee stock plans	1,609	—	—	—	1,609
Excess tax benefit associated with exercise of stock options	583	—	—	—	583
Payments of cash dividends	(14,415)	—	—	—	(14,415)
Repurchases of common stock	(350)	—	—	—	(350)
Intercompany	(288,924)	154,796	176,349	(42,221)	—

Net cash provided (used) by financing activities	(278,808)	76,661	156,332	(42,221)	(88,036)

Net increase (decrease) in cash and cash equivalents	(218,505)	(39,108)	3,259	—	(254,354)
Cash and cash equivalents at beginning of period	995,122	44,478	138,361	—	1,177,961

Cash and cash equivalents at end of period	$776,617	$5,370	$141,620	$—	$923,607

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Supplemental Guarantor Information (continued)

Condensed Consolidated Statements of Cash Flows Nine Months Ended August 31, 2009 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(202,503)	$(142,886)	$(37,153)	$180,039	$(202,503)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	86,541	4,928	—	91,469
Changes in assets and liabilities:
Receivables	214,861	30,894	(9,450)	—	236,305
Inventories	—	(23,295)	193,365	—	170,070
Accounts payable, accrued expenses and other liabilities	(82,054)	(50,650)	(116,970)	—	(249,674)
Other, net	20,959	20,926	25,665	—	67,550

Net cash provided (used) by operating activities	(48,737)	(78,470)	60,385	180,039	113,217

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(14,811)	(5,160)	—	(19,971)
Sales (purchases) of property and equipment, net	(65)	(1,444)	264	—	(1,245)

Net cash used by investing activities	(65)	(16,255)	(4,896)	—	(21,216)

Cash flows from financing activities:
Change in restricted cash	11,224	—	—	—	11,224
Proceeds from issuance of senior notes	259,737	—	—	—	259,737
Payment of senior notes issuance costs	(4,294)	—	—	—	(4,294)
Repayment of senior and senior subordinated notes	(453,105)	—	—	—	(453,105)
Payments on mortgages, land contracts and other loans	—	(78,983)	—	—	(78,983)
Issuance of common stock under employee stock plans	2,196	—	—	—	2,196
Payments of cash dividends	(14,295)	—	—	—	(14,295)
Repurchases of common stock	(616)	—	—	—	(616)
Intercompany	79,902	169,685	(69,548)	(180,039)	—

Net cash provided (used) by financing activities	(119,251)	90,702	(69,548)	(180,039)	(278,136)

Net decrease in cash and cash equivalents	(168,053)	(4,023)	(14,059)	—	(186,135)
Cash and cash equivalents at beginning of period	987,057	25,067	129,394	—	1,141,518

Cash and cash equivalents at end of period	$819,004	$21,044	$115,335	$—	$955,383

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding operations and our financial services operations. The following table presents a summary of our consolidated results of operations for the nine months and three months ended August 31, 2010 and 2009 (in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009
Revenues:
Homebuilding	$1,133,846	$1,145,014	$498,821	$456,348
Financial services	5,187	5,268	2,182	2,103

Total	$1,139,033	$1,150,282	$501,003	$458,451

Pretax income (loss):
Homebuilding	$(100,304)	$(231,879)	$(9,121)	$(82,668)
Financial services	8,494	11,676	2,424	5,620

Total pretax loss	(91,810)	(220,203)	(6,697)	(77,048)
Income tax benefit	5,000	17,700	5,300	11,000

Net loss	$(86,810)	$(202,503)	$(1,397)	$(66,048)

Basic and diluted loss per share	$(1.13)	$(2.64)	$(.02)	$(.87)

Mirroring the prevailing environment in the first two quarters of 2010, the third quarter presented extremely challenging operating conditions for us and the homebuilding industry, impeding any progress toward a broad-based, sustainable recovery from the housing market downturn that began in 2006. These conditions were primarily driven by the persistent oversupply of homes available for sale (including lender-owned homes acquired through mortgage foreclosures and short sales) and continued sluggish demand for new homes. Demand during the quarter was particularly adversely affected by the expiration on April 30, 2010 of the federal government’s homebuyer tax credit, as well as generally weak economic conditions, high unemployment, tight mortgage lending standards, and muted consumer confidence.
Despite these conditions, our financial results for the 2010 third quarter improved from the year-earlier quarter, as we posted increases in homes delivered and total revenues, and narrowed our net loss as a result of a higher housing gross margin and lower selling, general and administrative expenses. At the same time, we experienced a year-over-year decline in our third quarter net orders and below-average traffic levels during the period as the difficult market environment outweighed historically favorable home affordability and low mortgage interest rates, and as we operated with a lower number of active communities, reflecting our strategic repositioning of our operations during the present downturn. Although data suggest that certain housing markets may be stabilizing or starting to rebound compared to prior periods, we do not expect significant near-term improvement in the negative operating dynamics described above until the economy is on firmer ground and consumer confidence increases, and it is difficult to predict when a meaningful overall recovery may occur.
Throughout the present housing market downturn, we have continued to focus on three primary goals: generating cash and maintaining a strong balance sheet; restoring the profitability of our homebuilding operations; and positioning our business to capitalize on a housing market recovery when it occurs. To advance these goals, we have implemented an integrated approach that includes operating our business as efficiently as possible, sustaining strong financial liquidity, transforming our operations (including strategic market exits and reductions in our community count and inventories balanced with opportunistic investments in land assets that we believe have relatively high growth potential), and redesigning our product offerings, highlighted by the development of our The Open Series™ line of homes. We have tailored and value-engineered The Open Series and our other product offerings to compete with resale homes and to meet the affordability needs of our core customers — first-time, move-up and active adult homebuyers. Largely through these initiatives, we have improved our housing gross margin for the last eight consecutive quarters, as measured on a year-over-year basis.

Restoring the profitability of our homebuilding operations is our highest priority. As our 2010 third quarter results demonstrate, we continued to make steady progress toward this goal, narrowing our net loss on a year-over-year basis for the ninth consecutive quarter. Our results in the third quarter were driven largely by lower pretax, noncash charges for asset impairments and land option contract abandonments, as well as our success in increasing the number of homes delivered, expanding our housing gross margin, and reducing our selling, general and administrative expenses. The third quarter of 2010 also marked the second consecutive quarter in which the number of homes we delivered increased year over year, though this result and the positive trends in our margins may not continue into the fourth quarter of 2010.
Our total revenues of $501.0 million for the three months ended August 31, 2010 increased 9% from $458.5 million for the three months ended August 31, 2009, due to higher housing revenues. Housing revenues rose to $496.9 million in the third quarter of 2010, up 9% from $454.2 million in the year-earlier quarter, reflecting a 4% year-over-year increase in homes delivered and a 6% year-over-year increase in the average selling price. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. We delivered 2,320 homes in the third quarter of 2010 at an average selling price of $214,200, compared with 2,240 homes delivered at an average selling price of $202,800 in the year-earlier quarter. The year-over-year increase in our homes delivered was largely due to greater efficiency in converting our backlog, and reflected increases of 7%, 9% and 11% in our Southwest, Central and Southeast reporting segments, respectively, partly offset by a decrease of 10% in our West Coast reporting segment.
We delivered more homes in the 2010 third quarter relative to a year ago even though we operated from an average of 6% fewer active communities overall. “Active communities” are those that deliver five or more homes in a particular reporting period. This decline in our overall average active community count reflects the strategic reduction in our total community count that we undertook in prior periods to align our operations with the reduced housing market activity stemming from the present downturn and to support our strong balance sheet goals. In recent quarters, however, we have implemented a land acquisition strategy that is designed to support future growth in our average active community count and our revenues, as further discussed under “Outlook” below.
The year-over-year increase in our average selling price in the third quarter of 2010 was mainly due to an increase in homes delivered from some of our higher-priced markets in our West Coast reporting segment and favorable changes in community and product mix in our Central reporting segment. The year-over-year change in our overall average selling price reflected increases of 15%, 10% and 1% in our West Coast, Central and Southeast reporting segments, respectively, partly offset by a decrease of 1% in our Southwest reporting segment.
Included in our total revenues for the three months ended August 31, 2010 and 2009 were financial services revenues of $2.2 million and $2.1 million, respectively.
We posted a net loss of $1.4 million, or $.02 per diluted share, for the three months ended August 31, 2010, compared to a net loss of $66.0 million, or $.87 per diluted share, for the year-earlier period. The results for the third quarter of 2010 included $3.3 million of pretax, noncash charges for inventory impairments and land option contract abandonments, compared to $47.7 million of pretax, noncash charges for inventory and joint venture impairments and land option contact abandonments in the year-earlier quarter. Also included in our net loss for the current quarter were an income tax benefit of $5.3 million primarily associated with an increased carryback of our 2009 net operating loss to offset earnings we generated in 2004 and 2005, and an after-tax valuation allowance charge of $3.0 million to fully reserve the deferred tax assets generated from our loss for the period. In the year-earlier quarter, our net loss included an income tax benefit of $11.0 million, mainly due to the reversal of a liability for unrecognized federal tax benefits as a result of the resolution of a federal tax audit, and an after-tax valuation allowance charge of $35.5 million to fully reserve the deferred tax assets generated from our loss for the period.
Our net loss for the third quarter of 2010 narrowed relative to our results in the year-earlier quarter due to higher gross profits resulting from an increased number of homes delivered and a higher housing gross margin, and lower selling, general and administrative expenses. Our housing gross margin increased by 6.4 percentage points to 17.5% in the third quarter of 2010 from 11.1% in the year-earlier quarter. Excluding the inventory-related impairment and land option contract abandonment charges for each period, our housing gross margin improved by 3.6 percentage points to 18.2% in the third quarter of 2010 from 14.6% in the prior year period. Selling, general and administrative expenses in the three months ended August 31, 2010 decreased by $5.3 million, or 6%, to $78.6 million from $83.9 million in the year-earlier quarter, reflecting, among other things, the impact of cost-saving initiatives we have implemented and income associated with long-term, cash-settled compensation tied to our stock price, partially offset by higher legal and advertising expenses.
Total revenues for the nine months ended August 31, 2010 were $1.14 billion, down slightly from $1.15 billion for the year-earlier period. Included in our total revenues were financial services revenues of $5.2 million for the first nine months of

2010 and $5.3 million for the year-earlier period. Our net loss for the nine months ended August 31, 2010 totaled $86.8 million, or $1.13 per diluted share, which included pretax, noncash charges of $16.7 million for inventory impairments and land option contract abandonments, an after-tax valuation allowance charge of $37.0 million against net deferred tax assets to fully reserve the tax benefits generated from our loss for the period, and an income tax benefit of $5.0 million, primarily associated with the increased carryback of our 2009 net operating loss to offset earnings we generated in 2004 and 2005. For the nine months ended August 31, 2009, we incurred a net loss of $202.5 million, or $2.64 per diluted share, which included pretax, noncash charges of $129.5 million for inventory and joint venture impairments and land option contract abandonments, an after-tax valuation charge of $89.9 million against net deferred tax assets, and an income tax benefit of $17.7 million.
We ended the 2010 third quarter with $1.04 billion of cash and cash equivalents and restricted cash, compared to $1.29 billion at November 30, 2009. Our debt balance at August 31, 2010 was $1.80 billion, down from $1.82 billion at November 30, 2009 mainly due to the repayment of debt. Our ratio of debt to total capital was 74.6% at August 31, 2010, compared to 72.0% at November 30, 2009. Our ratio of net debt to total capital, which reflects our cash position, was 55.5% at August 31, 2010, compared to 42.9% at November 30, 2009.
Our backlog at August 31, 2010 was comprised of 2,169 homes, representing potential future housing revenues of approximately $455.3 million, compared to a backlog at August 31, 2009 of 3,722 homes, representing potential future housing revenues of approximately $734.1 million. The number of homes in backlog declined 42% year over year, mainly due to the decrease in net orders in the third quarter of 2010. Net orders declined 39% to 1,314 in the third quarter of 2010 from 2,158 in the third quarter of 2009, reflecting a reduction in demand following the April 30, 2010 expiration of the federal homebuyer tax credit, a 6% decrease in our overall average active community count and generally weak economic and housing market conditions. As a percentage of gross orders, our cancellation rate increased to 33% in the third quarter of 2010 from 27% in the year-earlier quarter. As a percentage of beginning backlog, the cancellation rate was 21% in the third quarter of 2010, compared to 20% in the year-earlier quarter.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009
Revenues:
Housing	$1,129,477	$1,139,472	$496,898	$454,212
Land	4,369	5,542	1,923	2,136

Total	1,133,846	1,145,014	498,821	456,348

Costs and expenses:
Construction and land costs
Housing	940,840	1,066,882	409,890	404,006
Land	4,356	15,461	1,923	10,569

Total	945,196	1,082,343	411,813	414,575
Selling, general and administrative expenses	233,795	217,647	78,602	83,878

Total	1,178,991	1,299,990	490,415	498,453

Operating income (loss)	$(45,145)	$(154,976)	$8,406	$(42,105)

Homes delivered	5,428	5,446	2,320	2,240
Average selling price	$208,100	$209,200	$214,200	$202,800
Housing gross margin	16.7%	6.4%	17.5%	11.1%

Selling, general and administrative expenses as a percentage of housing revenues	20.7%	19.1%	15.8%	18.5%

Operating income (loss) as a percentage of homebuilding revenues	-4.0%	-13.5%	1.7%	-9.2%

We have grouped our homebuilding activities into four reporting segments, which we identify in this report as West Coast, Southwest, Central and Southeast. As of August 31, 2010, our reportable segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina, South Carolina and Virginia. The following tables present homes delivered, net orders and cancellation rates (based on gross orders) by reporting segment and with respect to our unconsolidated joint ventures for the three-month and nine-month periods ended August 31, 2010 and 2009, and our ending backlog at August 31, 2010 and 2009:

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2010	2009	2010	2009	2010	2009
West Coast	600	669	335	591	23%	23%
Southwest	337	314	186	355	26	20
Central	855	783	556	808	37	28
Southeast	528	474	237	404	40	32

Total	2,320	2,240	1,314	2,158	33%	27%

Unconsolidated joint ventures	24	37	16	17	—%	32%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2010	2009	2010	2009	2010	2009
West Coast	1,440	1,589	1,372	1,978	18%	21%
Southwest	912	822	850	936	18	21
Central	1,934	1,755	2,067	2,478	32	25
Southeast	1,142	1,280	1,182	1,503	28	28

Total	5,428	5,446	5,471	6,895	26%	24%

Unconsolidated joint ventures	79	115	62	90	8%	38%

	August 31,
			Backlog - Value
	Backlog - Homes		(In Thousands)
Segment	2010	2009	2010	2009
West Coast	455	970	$165,546	$293,329
Southwest	220	462	34,490	75,439
Central	1,052	1,444	171,577	218,430
Southeast	442	846	83,703	146,896

Total	2,169	3,722	$455,316	$734,094

Unconsolidated joint ventures	20	42	$7,480	$15,456

Revenues. Homebuilding revenues totaled $498.8 million for the three months ended August 31, 2010, increasing by $42.5 million, or 9%, from $456.3 million for the corresponding period of 2009 due to higher housing revenues. Housing revenues of $496.9 million for the three months ended August 31, 2010 rose $42.7 million, or 9%, from $454.2 million for the year-earlier period, due to a 4% year-over-year increase in the number of homes delivered and a 6% year-over-year increase in the average selling price. We delivered 2,320 homes in the quarter ended August 31, 2010, up from 2,240 homes delivered in the year-earlier quarter, while operating with an average of 6% fewer active communities on an overall basis.

Our overall average selling price of $214,200 for the three months ended August 31, 2010 rose from $202,800 in the year-earlier period, principally due to increases of 15% and 10% in our West Coast and Central reporting segments, respectively. Our average selling price increased in these reporting segments for the reasons described above under “Overview.” Compared to the second quarter of 2010, our overall average selling price in the third quarter of 2010 rose 3%.
Homebuilding revenues for the nine months ended August 31, 2010 decreased by $11.2 million, or 1%, to $1.13 billion from $1.15 billion for the year-earlier period, reflecting lower housing revenues. Housing revenues for the nine months ended August 31, 2010 totaled $1.13 billion, down 1% from $1.14 billion for the year-earlier period, reflecting a 1% decrease in the average selling price. The number of homes delivered was essentially unchanged from the year-earlier period. We delivered 5,428 homes in the first nine months of 2010, compared to 5,446 homes delivered in the first nine months of 2009, while the overall average number of active communities we operated decreased 7% year over year. Our average selling price declined to $208,100 in the nine months ended August 31, 2010 from $209,200 in the corresponding period of 2009.
Revenues from land sales totaled $1.9 million for the three months ended August 31, 2010 and $2.1 million for the year-earlier period. For the nine months ended August 31, 2010, revenues from land sales totaled $4.4 million, compared to $5.5 million for the corresponding period of 2009. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based on the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve, and prevailing market conditions.
Operating Income (Loss). Our homebuilding business generated operating income of $8.4 million in the three months ended August 31, 2010, compared to an operating loss of $42.1 million in the three months ended August 31, 2009. Our homebuilding operating income represented 1.7% of homebuilding revenues in the third quarter of 2010, while in the third quarter of 2009 our homebuilding operating loss represented negative 9.2% of homebuilding revenues. Homebuilding operating results improved on a percentage basis in the third quarter of 2010 compared to the year-earlier quarter as a result of our higher housing gross margin and lower selling, general and administrative expenses as a percentage of revenues.
Within our homebuilding operations, our third quarter 2010 operating income improved by $50.5 million from the operating loss posted for the third quarter of 2009. Pretax, noncash charges for inventory impairments and land option contract abandonments associated with housing operations totaled $3.3 million in the third quarter of 2010, compared to $16.0 million of such charges in the year-earlier quarter. Our housing gross margin improved by 6.4 percentage points to 17.5% in the third quarter of 2010 from 11.1% in the year-earlier quarter. Excluding inventory impairment and land option contract abandonment charges for each period, the housing gross margin in the third quarter of 2010 increased by 3.6 percentage points to 18.2% from 14.6% in the third quarter of 2009. This margin improvement reflects an increase in homes delivered from our value-engineered products, such as The Open Series, which are designed to reduce direct construction costs and increase operating efficiencies, consistent with our KBnxt operational business model. Our margins were also favorably impacted by an increase in homes delivered from communities newly opened in 2010, which have a relatively lower land cost basis compared to many of our pre-existing communities, and the decline in inventory-related charges incurred in prior quarters, which lowered our land cost basis with respect to relevant communities. In light of the tepid demand and intense competition for sales in the present operating environment, however, we may not experience similar margin improvement in the fourth quarter of 2010 or into 2011.
Company-wide land sales generated break-even results in the three months ended August 31, 2010, compared to a loss of $8.4 million in the three months ended August 31, 2009, which included $8.5 million of pretax, noncash impairment charges related to planned future land sales.
Selling, general and administrative expenses totaled $78.6 million in the three months ended August 31, 2010, representing a reduction of $5.3 million, or 6%, from $83.9 million in the year-earlier period. The year-over-year decrease reflected, among other things, the impact of cost-saving initiatives and income associated with long-term, cash-settled compensation tied to our stock price, partially offset by higher legal and advertising expenses. As a percentage of housing revenues, selling, general and administrative expenses improved by 2.7 percentage points to 15.8% in the three months ended August 31, 2010 from 18.5% in the corresponding 2009 period, reflecting the year-over-year decrease in our expenses and increase in our housing revenues. Given our revised projection of homes delivered for the 2010 fiscal year, as further discussed below under “Outlook,” we currently anticipate our selling, general and administrative expenses as a percentage of housing revenues for the year to be approximately 19.0%.
Our homebuilding business posted operating losses of $45.2 million for the nine months ended August 31, 2010 and $155.0 million for the nine months ended August 31, 2009. As a percentage of homebuilding revenues, the operating loss improved to negative 4.0% in the first nine months of 2010 from negative 13.5% in the first nine months of 2009, due to the expansion of our housing gross margin to 16.7% from 6.4% in the year-earlier period, and a reduction in our selling, general and administrative expenses as a percentage of housing revenues. The increase in our housing gross margin was largely due to a decrease in pretax, noncash charges for inventory impairments and land option contract abandonments and also reflected our ongoing efforts to reduce direct construction costs and increase operating efficiencies. In the nine months ended August 31, 2010, the housing gross margin was impacted by $16.7 million of inventory impairment and land option contract abandonment charges, compared to $81.7 million of similar charges in the year-earlier period. Company-wide land sales generated break-even results in the first nine months of 2010, compared to a loss of $9.9 million in the year-earlier period, which included $9.8 million of pretax, noncash impairment charges related to planned future land sales.
The inventory impairments we recorded during the nine-month periods ended August 31, 2010 and 2009 reflected declining asset values in certain markets due to the challenging economic and housing market conditions. We recorded pretax, noncash inventory impairment charges of $8.2 million in the nine months ended August 31, 2010, corresponding to five communities or land parcels with a post-impairment fair value of $6.6 million. In the nine months ended August 31, 2009, such charges totaled $52.9 million and corresponded to 33 communities or land parcels with a post-impairment fair value of $60.8 million.
Land option contract abandonment charges for 2010 and 2009 reflected our termination of land option contracts on projects that no longer met our investment standards or marketing strategy. There were $1.9 million of land option contract abandonment charges in the third quarter of 2010 corresponding to 284 lots, compared to $1.7 million of such charges in the third quarter of 2009 corresponding to 162 lots. In the nine months ended August 31, 2010, land option contract abandonment charges totaled $8.5 million and corresponded to 685 lots. In the nine months ended August 31, 2009, land option contract abandonment charges totaled $38.5 million and corresponded to 766 lots.
As of August 31, 2010, the aggregate carrying value of inventory impacted by pretax, noncash inventory impairment charges was $479.2 million, representing 86 communities and various other land parcels. As of November 30, 2009, the aggregate carrying value of inventory impacted by pretax, noncash inventory impairment charges was $603.9 million, representing 128 communities and various other land parcels.
Selling, general and administrative expenses increased by $16.1 million, or 7%, to $233.8 million in the nine months ended August 31, 2010 from $217.7 million in the corresponding period of 2009. As a percentage of housing revenues, selling, general and administrative expenses increased to 20.7% in the first nine months of 2010 from 19.1% in the year-earlier period, primarily due to higher legal and advertising expenses.
Interest Income. Interest income, which is generated from short-term investments and mortgages receivable, totaled $.6 million for the three months ended August 31, 2010 and $1.1 million for the three months ended August 31, 2009. For the nine months ended August 31, 2010, interest income totaled $1.6 million compared to $6.4 million in the year-earlier period. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our short-term investments and mortgages receivable, as well as fluctuations in interest rates. Interest income decreased in the three months and nine months ended August 31, 2010 compared to the year-earlier periods mainly due to lower interest rates.
Interest Expense, Net of Amounts Capitalized/Loss on Early Redemption. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $16.2 million in the three months ended August 31, 2010 and $14.4 million in the corresponding period of 2009. For the nine months ended August 31, 2010 and 2009, our interest expense, net of amounts capitalized, totaled $52.1 million and $34.5 million, respectively. Interest expense for the nine months ended August 31, 2010 included a total of $1.8 million of debt issuance costs written off in connection with our voluntary reduction of the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million and our subsequent voluntary termination of the Credit Facility. The percentage of interest capitalized decreased to 46% in the three months ended August 31, 2010 from 50% in the year-earlier period. For the nine months ended August 31, 2010, the percentage of interest capitalized declined to 44% from 60% for the year-earlier period. The percentage of interest capitalized decreased in the three-month and nine-month periods of 2010 due to lower amounts of inventory qualifying for capitalization. Gross interest incurred totaled $30.0 million in the third quarter of 2010 and $30.9 million in the corresponding quarter of 2009. For the first nine months of 2010, gross interest incurred increased to $91.9 million compared to $88.2 million in the first nine months of 2009. In the nine-month period of 2010, the year-over-year increase in gross interest incurred was primarily due to the write-off of debt issuance costs and a higher overall average interest rate for borrowings in 2010.
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
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures totaled $2.0 million in the three months ended August 31, 2010 compared to $26.3 million in the three months ended August 31, 2009. Our equity in loss of unconsolidated joint ventures in the three months ended August 31, 2009 included pretax, noncash charges of $23.2 million to recognize the impairment of certain unconsolidated joint venture investments. There were no such impairment charges in the three months ended August 31, 2010. Activities performed by our unconsolidated joint ventures generally include buying, developing and selling land, and, in some cases, constructing and delivering homes. Our unconsolidated joint ventures posted combined revenues of $10.4 million and delivered 24 homes in the third quarter of 2010 compared to revenues of $13.6 million and 37 homes delivered in the year-earlier quarter, with the year-over-year decrease in revenues primarily due to the decline in homes delivered. Unconsolidated joint ventures generated combined losses of $4.2 million in the third quarter of 2010 and $53.1 million in the corresponding quarter of 2009.
For the nine months ended August 31, 2010, our equity in loss of unconsolidated joint ventures totaled $4.7 million, compared to $47.8 million for the same period of 2009. Our equity in loss of unconsolidated joint ventures for the nine months ended August 31, 2009 included pretax, noncash charges of $38.0 million to recognize the impairment of certain unconsolidated joint venture investments. There were no such impairment charges in the nine months ended August 31, 2010. During the first nine months of 2010, our unconsolidated joint ventures delivered 79 homes, compared to 115 homes delivered in the corresponding year-earlier period. Combined revenues from our unconsolidated joint ventures totaled $110.5 million in the first nine months of 2010 and $47.8 million in the first nine months of 2009. The year-over-year increase in the combined revenues of our unconsolidated joint ventures was primarily related to the sale of land by an unconsolidated joint venture in our Southeast reporting segment. In the first nine months of 2010 and 2009, unconsolidated joint ventures generated combined losses of $13.7 million and $92.3 million, respectively.
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
Housing Gross Margin, Excluding Inventory Impairment and Land Option Contract Abandonment Charges. The following table reconciles our housing gross margin calculated in accordance with GAAP to the non-GAAP financial measure of our housing gross margin, excluding inventory impairment and land option contract abandonment charges (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009

Housing revenues	$1,129,477	$1,139,472	$496,898	$454,212
Housing construction and land costs	(940,840)	(1,066,882)	(409,890)	(404,006)

Housing gross margin	188,637	72,590	87,008	50,206
Add: Inventory impairment and land option contract abandonment charges	16,739	81,674	3,377	16,034

Housing gross margin, excluding inventory impairment and land option contract abandonment charges	$205,376	$154,264	$90,385	$66,240

Housing gross margin as a percentage of housing revenues	16.7%	6.4%	17.5%	11.1%

	Nine Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009

Housing gross margin, excluding inventory impairment and land option contract abandonment charges, as a percentage of housing revenues	18.2%	13.5%	18.2%	14.6%

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
Ratio of Net Debt to Total Capital. The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	August 31,	November 30,
	2010	2009

Mortgages and notes payable	$1,800,919	$1,820,370
Stockholders’ equity	613,450	707,224

Total capital	$2,414,369	$2,527,594

Ratio of debt to total capital	74.6%	72.0%

Mortgages and notes payable	$1,800,919	$1,820,370
Less: Cash and cash equivalents and restricted cash	(1,036,235)	(1,289,007)

Net debt	764,684	531,363
Stockholders’ equity	613,450	707,224

Total capital	$1,378,134	$1,238,587

Ratio of net debt to total capital	55.5%	42.9%

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
HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009
West Coast:
Revenues	$483,383	$495,249	$211,294	$205,071
Construction and land costs	(378,881)	(466,599)	(171,174)	(176,889)
Selling, general and administrative expenses	(50,556)	(55,638)	(17,824)	(20,709)

Operating income (loss)	53,946	(26,988)	22,296	7,473
Other, net	(22,866)	(22,585)	(7,272)	(4,625)

Pretax income (loss)	$31,080	$(49,573)	$15,024	$2,848

Southwest:
Revenues	$149,364	$149,214	$55,914	$52,768
Construction and land costs	(113,296)	(139,570)	(41,137)	(44,197)
Selling, general and administrative expenses	(35,316)	(23,664)	(12,584)	(8,409)

Operating income (loss)	752	(14,020)	2,193	162
Other, net	(12,551)	(17,093)	(3,995)	(5,329)

Pretax loss	$(11,799)	$(31,113)	$(1,802)	$(5,167)

Central:
Revenues	$314,786	$277,444	$140,035	$116,689
Construction and land costs	(264,088)	(254,716)	(114,397)	(114,688)
Selling, general and administrative expenses	(45,844)	(42,154)	(17,814)	(15,450)

Operating income (loss)	4,854	(19,426)	7,824	(13,449)
Other, net	(8,520)	(7,697)	(2,383)	(3,161)

Pretax income (loss)	$(3,666)	$(27,123)	$5,441	$(16,610)

Southeast:
Revenues	$186,313	$223,107	$91,578	$81,820
Construction and land costs	(181,998)	(214,452)	(83,080)	(76,138)
Selling, general and administrative expenses	(32,649)	(30,411)	(14,894)	(8,082)

Operating loss	(28,334)	(21,756)	(6,396)	(2,400)
Other, net	(13,780)	(38,575)	(4,457)	(28,290)

Pretax loss	$(42,114)	$(60,331)	$(10,853)	$(30,690)

West Coast — Our West Coast reporting segment generated total revenues of $211.3 million in the three months ended August 31, 2010 and $205.1 million in the year-earlier period, with revenues for each period generated entirely from housing operations. Housing revenues increased 3% year over year due to a 15% increase in the average selling price, partly offset by a 10% decrease in homes delivered. We delivered 600 homes in the three months ended August 31, 2010, down from 669 homes delivered in the year-earlier quarter, reflecting a 16% year-over-year reduction in the overall average number of active communities we operated in this segment. The average selling price increased to $352,200 in the third quarter of 2010 from $306,500 in the third quarter of 2009, mainly due to an increase in homes delivered from certain higher-priced markets within this segment.
This segment posted pretax income of $15.0 million for the three months ended August 31, 2010 and $2.8 million for the three months ended August 31, 2009. The year-over-year increase in the third quarter pretax income was primarily due to an improved gross margin and lower selling, general and administrative expenses. The gross margin increased to 19.0% in the third quarter of 2010 from 13.7% in the year-earlier quarter due to an increase in the average selling price, a decrease in direct construction costs, and lower pretax, noncash inventory-related charges in the third quarter of 2010. Pretax, noncash charges for inventory impairments and land option contract abandonments totaled $2.1 million and represented 1% of total revenues for the third quarter of 2010, compared to pretax, noncash charges for inventory impairments of $7.8 million, representing 4% of total revenues, for the year-earlier quarter. Selling, general and administrative expenses decreased by $2.9 million, or 14%, to $17.8 million in the third quarter of 2010 from $20.7 million in the third quarter of 2009, primarily due to the lower number of homes delivered.

For the nine months ended August 31, 2010, this segment generated total revenues of $483.4 million, compared to $495.3 million for the year-earlier period. The revenues for the nine-month periods ended August 31, 2010 and 2009 were generated entirely from housing operations. In the nine months ended August 31, 2010, housing revenues decreased 2% from the year-earlier period due to a 9% decline in homes delivered, partially offset by an 8% increase in the average selling price. Homes delivered decreased to 1,440 in the nine months ended August 31, 2010 from 1,589 in the nine months ended August 31, 2009, reflecting a 22% year-over-year decrease in the overall average number of active communities we operated in this segment. The average selling price increased to $335,700 in the nine months ended August 31, 2010 from $311,700 in the year-earlier period, mainly due to a change in product mix, somewhat improved operating conditions, and an increase in homes delivered from certain higher-priced markets within this segment.
This segment posted pretax income of $31.1 million for the nine months ended August 31, 2010, compared to a pretax loss of $49.6 million for the year-earlier period. Pretax results improved for the first nine months of 2010 compared to the first nine months of 2009 primarily due to a reduction in pretax, noncash charges for inventory impairments and land option contract abandonments. These charges decreased to $3.3 million in the first nine months of 2010 from $43.9 million in the year-earlier period and represented less than 1% of total revenues for the first nine months of 2010 and 9% of total revenues for the first nine months of 2009. The gross margin improved to 21.6% in the nine months ended August 31, 2010 from 5.8% in the year-earlier period for the reasons described above with respect to the three-month period ended August 31, 2010. Selling, general and administrative expenses of $50.6 million in the first nine months of 2010 decreased by $5.0 million, or 9%, from $55.6 million in the first nine months of 2009, primarily due to the lower number of homes delivered. Other, net expenses included no joint venture impairment charges in the nine months ended August 31, 2010 and $7.2 million of such charges in the nine months ended August 31, 2009.
Southwest — Our Southwest reporting segment generated total revenues of $55.9 million for the three months ended August 31, 2010, up 6% from $52.7 million for the year-earlier quarter, mainly due to higher housing revenues. In the third quarter of 2010, housing revenues increased 6% to $54.0 million from $50.7 million in the year-earlier quarter due to a 7% year-over-year increase in homes delivered, partially offset by a 1% year-over-year decrease in the average selling price. We delivered 337 homes at an average selling price of $160,200 in the third quarter of 2010 compared to 314 homes delivered at an average selling price of $161,800 in the year-earlier quarter. The year-over-year increase in homes delivered occurred despite a 19% year-over-year decrease in the overall average number of active communities we operated in this segment. The decline in the average selling price reflected downward pricing pressures from intense competition and our rollout of new product at lower price points compared to our previous product. Land sale revenues totaled $1.9 million in the third quarter of 2010 compared to $2.0 million in the year-earlier quarter.
Pretax losses from this segment totaled $1.8 million for the third quarter of 2010 and $5.2 million for the third quarter of 2009. The gross margin improved to 26.4% in the three months ended August 31, 2010 from 16.2% in the third quarter of 2009, due to a decrease in direct construction costs. Selling, general and administrative expenses increased by $4.2 million, or 50%, to $12.6 million in the quarter ended August 31, 2010 from $8.4 million in the year-earlier quarter, primarily due to a charge associated with the writedown of a note receivable, as well as higher legal and advertising expenses.
For the first nine months of 2010, this segment posted total revenues of $149.4 million, up slightly from $149.2 million for the year-earlier period. Housing revenues of $145.5 million for the nine months ended August 31, 2010 were flat with the year-earlier period, reflecting an 11% increase in homes delivered, largely offset by a 10% decrease in the average selling price. We delivered 912 homes in the nine months ended August 31, 2010 compared to 822 homes delivered in the year-earlier period, though we operated an overall average of 9% fewer active communities in this segment. The average selling price decreased to $159,500 in the first nine months of 2010 from $177,000 in the year-earlier period, due to the downward pricing pressures described above with respect to the three-month period ended August 31, 2010. Land sale revenues totaled $3.9 million for the first nine months of 2010 compared to $3.7 million for the first nine months of 2009.
Pretax losses from this segment narrowed to $11.8 million for the nine months ended August 31, 2010 from $31.1 million for the year-earlier period, largely due to a decrease in pretax, noncash charges for inventory impairments. These charges totaled $1.0 million in the first nine months of 2010 and represented less than 1% of total revenues. In the first nine months of 2009, pretax, noncash inventory impairment charges totaled $13.3 million and represented 9% of total revenues. The gross margin improved to 24.1% in the nine months ended August 31, 2010 from 6.5% in the year-earlier period due to a decrease in direct construction costs and the reduction in pretax, noncash inventory impairment charges. Selling, general and administrative expenses increased by $11.6 million, or 49%, to $35.3 million in the nine months ended August 31, 2010 from $23.7 million in the year-earlier period, due to a charge associated with the writedown of a note receivable, higher legal and advertising expenses and the year-over-year increase in the number of homes delivered in this segment. Other, net expenses included no joint venture impairment charges in the first nine months of 2010 and $5.4 million of such charges in the first nine months of 2009.

Central — Total revenues from our Central reporting segment increased 20% to $140.0 million for the three months ended August 31, 2010 from $116.7 million for the three months ended August 31, 2009 due to an increase in housing revenues. In the third quarter of 2010, housing revenues rose 20% to $140.0 million from $116.6 million in the year-earlier quarter, reflecting a 9% increase in homes delivered and a 10% increase in the average selling price. In the third quarter of 2010, we delivered 855 homes at an average selling price of $163,800 compared to 783 homes delivered in the third quarter of 2009 at an average selling price of $148,900. The increase in homes delivered reflected in part a 4% increase in the overall average number of active communities we operated in this segment. The higher average selling price primarily reflected favorable changes in community and product mix. This segment had no land sale revenues in the third quarter of 2010. Land sale revenues totaled $.1 million in the third quarter of 2009.
This segment posted pretax income of $5.4 million for the quarter ended August 31, 2010 and a pretax loss of $16.6 million for the quarter ended August 31, 2009. The year-over-year improvement in the third-quarter pretax results was largely due to the absence of pretax, noncash charges for inventory impairments in the third quarter of 2010, compared to $14.7 million of such charges, representing 13% of total revenues, in the third quarter of 2009. The gross margin in this segment increased to 18.3% in the third quarter of 2010 from 1.7% in the year-earlier quarter, due to an increase in the average selling price, a decrease in direct construction costs, and the absence of impairment charges in the 2010 third quarter. Selling, general and administrative expenses increased to $17.8 million in the third quarter of 2010 from $15.5 million in the third quarter of 2009, primarily due to the increase in the number of homes delivered.
For the nine months ended August 31, 2010, this segment posted total revenues of $314.8 million, up 13% from $277.4 million for the year-earlier period, reflecting higher housing revenues. Housing revenues rose 14% to $314.3 million for the first nine months of 2010 from $276.8 million for the year-earlier period, mainly due to a 10% increase in homes delivered and a 3% increase in the average selling price. Homes delivered increased to 1,934 in the nine months ended August 31, 2010 from 1,755 in the year-earlier period, reflecting in part a 12% increase in the overall average number of active communities we operated in this segment. The average selling price rose to $162,500 in the first nine months of 2010 from $157,700 in the year-earlier period, primarily due to favorable changes in community and product mix and somewhat improved operating conditions in certain markets within this segment. Land sale revenues totaled $.5 million for the nine months ended August 31, 2010 and $.6 million for the year-earlier period.
This segment generated pretax losses of $3.7 million for the nine months ended August 31, 2010 and $27.1 million for the nine months ended August 31, 2009. The pretax loss for the first nine months of 2010 included $6.3 million of pretax, noncash land option contract abandonment charges, compared to $16.3 million of pretax, noncash inventory impairment charges in the year-earlier period. As a percentage of total revenues, these pretax, noncash charges were 2% and 6% for the first nine months of 2010 and 2009, respectively. The gross margin improved to 16.1% in the nine months ended August 31, 2010 from 8.2% in the year-earlier period. Selling, general and administrative expenses of $45.8 million in the first nine months of 2010 increased by $3.6 million, or 9%, from $42.2 million in the corresponding period of 2009, primarily due to the increase in the number of homes delivered.
Southeast — Total revenues from our Southeast reporting segment increased 12% to $91.6 million for the third quarter of 2010 from $81.8 million for the year-earlier quarter, with revenues in both periods generated entirely from housing operations. The year-over-year increase in housing revenues reflected an 11% increase in homes delivered and a 1% increase in the average selling price. Homes delivered increased to 528 in the third quarter of 2010 from 474 in the year-earlier quarter, while the overall average number of active communities we operated in this segment remained flat year over year. The average selling price increased to $173,400 in the third quarter of 2010 from $172,600 in the year-earlier quarter, mainly due to a change in product mix.
The total pretax loss from this segment narrowed to $10.9 million for the three months ended August 31, 2010 from $30.7 million for the three months ended August 31, 2009. The year-over-year improvement in the pretax results was largely due to the decrease in asset impairment and land option contract abandonment charges and an increase in the gross margin, partly offset by higher selling, general and administrative expenses. The gross margin improved to 9.3% in the third quarter of 2010 from 6.9% in the third quarter of 2009, mainly due to a decrease in direct construction costs. Pretax, noncash charges for land option contract abandonments totaled $1.2 million in the third quarter of 2010, compared to $2.0 million of inventory impairment and land option contract abandonment charges in the year-earlier quarter. Selling, general and administrative expenses of $14.9 million in the three months ended August 31, 2010 increased by $6.8 million, or 84%, from $8.1 million in the year-earlier quarter, reflecting an increase in homes delivered and higher advertising expenses. Other, net expenses included no joint venture impairment charges in the third quarter of 2010 and $23.2 million of such charges in the third quarter of 2009.
For the first nine months of 2010, total revenues from this segment decreased to $186.3 million, down 16% from $223.1 million for the year-earlier period, primarily due to lower housing revenues. Housing revenues declined 16% to $186.3 million from $221.9 million for the first nine months of 2009 due to an 11% decrease in homes delivered and a 6% decline in the average selling price. We delivered 1,142 homes in the nine months ended August 31, 2010 compared to 1,280 homes delivered in the year-earlier period, reflecting a 15% reduction in the overall average number of active communities we operated in this segment. The average selling price declined to $163,100 in the first nine months of 2010 from $173,400 in the year-earlier period, principally due to competitive conditions and our rollout of new product at lower price points compared to those of our previous product. There were no land sale revenues in the first nine months of 2010. Land sale revenues totaled $1.2 million for the nine months ended August 31, 2009.
This segment posted pretax losses of $42.1 million for the nine months ended August 31, 2010 and $60.3 million for the nine months ended August 31, 2009. The pretax loss for the nine months ended August 31, 2010 narrowed on a year-over-year basis, primarily due to the decline in pretax, noncash charges for asset impairments and land option contract abandonments. The gross margin declined to 2.3% in the nine months ended August 31, 2010, from 3.9% in the nine months ended August 31, 2009, largely due to the decline in the average selling price, partly offset by a reduction in pretax, noncash charges for inventory impairments and land option contract abandonments. In the nine months ended August 31, 2010, pretax, noncash charges for inventory impairments and land option contract abandonments totaled $6.1 million, compared to $18.0 million in the year-earlier period. As a percentage of revenues, these charges were 3% for the first nine months of 2010 and 8% for the first nine months of 2009. Selling, general and administrative expenses of $32.6 million in the first nine months of 2010 increased by $2.2 million, or 7%, from $30.4 million in the first nine months of 2009. Other, net expenses included no joint venture impairment charges in the first nine months of 2010 and $25.4 million of such charges in the first nine months of 2009.
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
The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2010	2009	2010	2009

Revenues	$5,187	$5,268	$2,182	$2,103
Expenses	(2,639)	(2,569)	(754)	(915)
Equity in income of unconsolidated joint venture	5,946	8,977	996	4,432

Pretax income	$8,494	$11,676	$2,424	$5,620

Total originations (a):
Loans	4,353	4,610	1,827	1,990
Principal	$810,609	$858,156	$347,372	$359,707
Percentage of homebuyers using KBA Mortgage	83%	83%	83%	86%

Loans sold to third parties (a):
Loans	4,545	4,307	2,089	1,903
Principal	$826,756	$800,649	$386,619	$343,604

(a)	Loan originations and sales occur within KBA Mortgage.
Revenues. Financial services revenues totaled $2.2 million for the three months ended August 31, 2010 and $2.1 million for the three months ended August 31, 2009, and included revenues from interest income, title services and insurance commissions. In the first nine months of 2010, financial services revenues totaled $5.2 million compared to $5.3 million in the corresponding year-earlier period. The slight year-over-year decrease in financial services revenues in the nine months ended August 31, 2010 resulted mainly from lower revenues from title and insurance services, reflecting fewer homes delivered from our homebuilding operations.

Expenses. General and administrative expenses totaled $.8 million in the third quarter of 2010 and $.9 million in the third quarter of 2009. In each of the nine-month periods ended August 31, 2010 and 2009, general and administrative expenses totaled $2.6 million.
Equity in Income of Unconsolidated Joint Venture. The equity in income of unconsolidated joint venture of $1.0 million in the three months ended August 31, 2010 and $4.4 million in the three months ended August 31, 2009 related to our 50% interest in KBA Mortgage. For the nine months ended August 31, 2010, the equity in income of unconsolidated joint venture totaled $5.9 million compared to $9.0 million for the nine months ended August 31, 2009. The decreases in unconsolidated joint venture income in the three months and nine months ended August 31, 2010 compared to the corresponding year-earlier periods were mainly due to a lower profit per loan as a result of the increasingly competitive environment; the decrease in net orders within our homebuilding operations in the third quarter of 2010, reflecting a reduction in demand following the April 30, 2010 expiration of the federal homebuyer tax credit; and a decline in the number of loans originated by KBA Mortgage.
KBA Mortgage originated 1,827 mortgage loans in the third quarter of 2010 compared to 1,990 mortgage loans in the year-earlier quarter. In the first nine months of 2010, KBA Mortgage originated 4,353 loans, down from 4,610 mortgage loans originated in the year-earlier period. The percentage of our homebuyers using KBA Mortgage as a mortgage loan originator was 83% for the three months ended August 31, 2010 and 86% for the three months ended August 31, 2009. For each of the nine-month periods ended August 31, 2010 and 2009, the rate was 83%.
INCOME TAXES
Our income tax benefit totaled $5.3 million for the three months ended August 31, 2010, compared to $11.0 million for the three months ended August 31, 2009. For the nine months ended August 31, 2010, our income tax benefit totaled $5.0 million, compared to $17.7 million for the nine months ended August 31, 2009. The income tax benefits for the three months and nine months ended August 31, 2010 resulted primarily from the recognition of a $5.4 million federal income tax benefit in the third quarter of 2010 due to an increase in the carryback of our 2009 net operating loss to offset earnings we generated in 2004 and 2005. The income tax benefit for the three months ended August 31, 2009 was primarily due to the reversal of a $10.8 million liability for unrecognized federal tax benefits as a result of the resolution of a federal tax audit. For the nine months ended August 31, 2009, the income tax benefit resulted primarily from the reversal of a $13.1 million liability for unrecognized federal tax benefits and the recognition of a $5.0 million federal and state income tax receivable based on the status of federal tax audits and amended state filings. Due to the effects of our deferred tax asset valuation allowance, net operating loss carryback, and changes in our unrecognized tax benefits, our effective tax benefit rates in 2010 and 2009 are not meaningful items as our income tax benefits are not directly correlated to the amount of our pretax losses for those periods.
In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. During the three months ended August 31, 2010, we recorded a net reduction of $2.4 million to the valuation allowance against net deferred tax assets. The net reduction was comprised of the $5.4 million federal income tax benefit from the increased carryback of our 2009 net operating loss to offset earnings we generated in 2004 and 2005, partially offset by a $3.0 million valuation allowance recorded against the net deferred tax assets generated from the loss for the period. During the three months ended August 31, 2009, we recorded a valuation allowance of $35.5 million against net deferred tax assets. For the nine months ended August 31, 2010, we recorded a net increase of $31.6 million to the valuation allowance against net deferred tax assets. The net increase was comprised of a $37.0 million valuation allowance recorded against the net deferred tax assets generated from the loss for the period, partially offset by the $5.4 million federal income tax benefit from the increased carryback of our 2009 net operating loss to offset earnings we generated in 2004 and 2005. For the nine months ended August 31, 2009, we recorded a valuation allowance of $89.9 million against the net deferred tax assets generated from the loss for the period.
Our net deferred tax assets totaled $1.1 million at both August 31, 2010 and November 30, 2009. The deferred tax asset valuation allowance increased to $781.6 million at August 31, 2010 from $750.0 million at November 30, 2009, reflecting the net impact of the $31.6 million net increase in the valuation allowance recorded during the first nine months of 2010 described above.
The benefits of our net operating losses, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of August 31, 2010, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the net operating losses, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing.
In light of the prolonged downturn in the housing market and our goal of being well-positioned to capitalize on future opportunities in a potential housing market recovery, we remain focused on managing our use of cash in order to operate our business and to make strategic acquisitions of attractive land assets that meet our standards. We ended the third quarter of 2010 with $1.04 billion of cash and cash equivalents and restricted cash, compared to $1.29 billion at November 30, 2009, and as of the date of this report, we expect to end our 2010 fiscal year with approximately the same level of such cash resources.
Capital Resources. At August 31, 2010, we had $1.80 billion of mortgages and notes payable outstanding compared to $1.82 billion outstanding at November 30, 2009, reflecting the repayment of debt during the second quarter of 2010.
Our financial leverage, as measured by our ratio of debt to total capital, was 74.6% at August 31, 2010, compared to 72.0% at November 30, 2009. Our ratio of net debt to total capital at August 31, 2010 was 55.5%, compared to 42.9% at November 30, 2009.
At November 30, 2009, we maintained the Credit Facility with a syndicate of lenders that was scheduled to mature in November 2010. To reduce costs associated with maintaining the Credit Facility, effective December 28, 2009, we voluntarily reduced the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million, and effective March 31, 2010, we voluntarily terminated the Credit Facility.
With the Credit Facility’s termination, we proceeded to enter into the LOC Facilities with various banks to obtain letters of credit in the ordinary course of our business. As of August 31, 2010, $88.9 million of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the banks as collateral for our letters of credit outstanding. As of August 31, 2010, the amount of cash maintained for the LOC Facilities totaled $91.6 million and was included in restricted cash on our consolidated balance sheet as of that date. In the future, we may enter into similar facilities with other financial institutions.
Under the terms of the Credit Facility, we were required, among other things, to maintain a minimum consolidated tangible net worth and certain financial statement ratios, and were subject to limitations on acquisitions, inventories and indebtedness. As a result of the Credit Facility’s termination, these restrictions and requirements are no longer in effect. In addition, in connection with the termination of the Credit Facility, our Released Subsidiaries were released and discharged from guaranteeing any obligations with respect to our senior notes.
In the second quarter of 2010, we voluntarily replaced letters of credit we previously posted as collateral for certain mortgages and notes payable with cash collateral deposited in an account. As of August 31, 2010, this required cash collateral, which is associated with a multi-level residential building we are operating as a rental property, totaled $24.8 million and was included in restricted cash on our consolidated balance sheet as of that date.
The indenture governing our senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the senior notes indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. The terms governing our senior notes due 2017 contain certain limitations related to mergers, consolidations, and sales of assets.
As of August 31, 2010, we were in compliance with the applicable terms of all of our covenants under our senior notes, senior notes indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to secure future debt financing may depend in part on our ability to remain in such compliance.
As further discussed below under “Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments,” various financial and non-financial covenants apply to the outstanding debt of our unconsolidated joint ventures, and a failure of such an unconsolidated joint venture to comply with any applicable debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, provided by us and/or our corresponding unconsolidated joint venture partner(s).
During the quarter ended February 28, 2010, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 18, 2010 to stockholders of record on February 4, 2010. During the quarter ended May

31, 2010, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on May 20, 2010 to stockholders of record on May 6, 2010. During the quarter ended August 31, 2010, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on August 19, 2010 to stockholders of record on August 5, 2010.
Depending on available terms, we also finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2010, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $143.7 million.
Consolidated Cash Flows. Operating, investing and financing activities used net cash of $254.4 million in the nine months ended August 31, 2010 and $186.1 million in the nine months ended August 31, 2009.
Operating Activities. Operating activities used net cash of $164.1 million in the nine months ended August 31, 2010 and provided $113.2 million of net cash in the corresponding period of 2009. The year-over-year change in net operating cash flows was largely due to an increase in inventories in the first nine months of 2010, reflecting land acquisition activity in the period to support future growth in our average active community count, homes delivered and revenues as part of our strategy to restore our homebuilding operations to profitability, as further discussed below under “Outlook.” In contrast, in the first nine months of 2009, we strategically reduced our inventories and curtailed land purchases to align our operations with reduced housing market activity and our outlook at that time with respect to future operating conditions, and to support our strong balance sheet goals.
In the first nine months of 2010, uses of operating cash included a net increase in inventories of $149.0 million (excluding inventory impairments and land option contract abandonments, $53.1 million of inventories acquired through seller financing and a decrease of $37.6 million in consolidated inventories not owned), a net decrease in accounts payable, accrued expenses and other liabilities of $147.3 million, a net loss of $86.8 million, and other operating uses of $2.8 million. Partly offsetting the cash used was a net decrease in receivables of $182.8 million, mainly due to a $190.7 million federal income tax refund we received during the first quarter of 2010 as a result of the carryback of our 2009 net operating loss to offset the earnings we generated in 2004 and 2005.
In the first nine months of 2009, sources of operating cash included a net decrease in receivables of $236.3 million, due to a $221.0 million federal income tax refund we received during the first quarter of 2009, a net decrease in inventories of $170.1 million (excluding inventory impairments and land option contract abandonments, $9.0 million of inventories acquired through seller financing, a decrease of $40.4 million in consolidated inventories not owned, and an increase of $97.6 million in inventories in connection with the consolidation of certain previously unconsolidated joint ventures), other operating sources of $8.4 million and various noncash items added to the net loss for the period. Partially offsetting the cash provided was a decrease in accounts payable, accrued expenses and other liabilities of $249.7 million, and a net loss of $202.5 million.
Investing Activities. Investing activities used net cash of $2.2 million in the nine months ended August 31, 2010 and $21.2 million in the year-earlier period. In the first nine months of 2010, cash of $1.5 million was used for investments in unconsolidated joint ventures and $.7 million was used for net purchases of property and equipment. In the first nine months of 2009, we used cash of $20.0 million for investments in unconsolidated joint ventures and $1.2 million for net purchases of property and equipment.
Financing Activities. Financing activities used net cash of $88.1 million in the nine months ended August 31, 2010 and $278.1 million in the nine months ended August 31, 2009. In the first nine months of 2010, cash was used for net payments on short-term borrowings of $73.4 million, dividend payments of $14.4 million, an increase in the restricted cash balance of $2.1 million, and repurchases of common stock of $.4 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. The cash used was partially offset by $1.6 million provided from the issuance of common stock under employee stock plans and $.6 million from excess tax benefits associated with the exercise of stock options.
In the first nine months of 2009, we used cash for the repayment of $250.0 million of 6 3/8% senior notes and $200.0 million of 8 5/8% senior subordinated notes, which matured on December 15, 2008, payments of $79.0 million on mortgages, land contracts and other loans, dividend payments of $14.3 million, payment of senior notes issuance costs of $4.3 million and repurchases of common stock of $.6 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $259.7 million of cash provided from the issuance of $265.0 million of 9.1% senior notes due 2017, $11.2 million of cash provided from a reduction in restricted cash and $2.2 million from the issuance of common stock under employee stock plans.

Shelf Registration Statement. We have a universal shelf registration statement on file with the SEC covering the offering of debt and equity securities that we may issue from time to time in amounts to be determined.
Share Repurchase Program. At August 31, 2010, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in the nine months ended August 31, 2010. We have not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.
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
We and our unconsolidated joint venture partners make initial or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $787.3 million at August 31, 2010 and $921.5 million at November 30, 2009. Our investment in these unconsolidated joint ventures totaled $101.4 million at August 31, 2010 and $119.7 million at November 30, 2009. We expect our investments in unconsolidated joint ventures to continue to decrease over time and are reviewing each investment to ensure it fits into our current overall strategic plans and business objectives.
The unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Our unconsolidated joint ventures had aggregate outstanding debt, substantially all of which was secured, of approximately $374.4 million at August 31, 2010 and $514.2 million at November 30, 2009. Various financial and non-financial covenants apply to the outstanding debt of the unconsolidated joint ventures, and a failure to comply with any applicable debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, as described below.
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
At August 31, 2010, our potential responsibility under our loan-to-value maintenance guaranty relating to approximately $2.0 million of outstanding debt held by one unconsolidated joint venture totaled approximately $1.0 million, if any liability were determined to be due thereunder. This amount represents our maximum responsibility under such loan-to-value maintenance guaranty assuming the underlying collateral has no value and without regard to defenses that could be available to us against any attempted enforcement of such guaranty.
Notwithstanding our potential unconsolidated joint venture guaranty and indemnity responsibilities and the resolutions we have reached in certain instances with unconsolidated joint venture lenders with respect to those potential responsibilities, at this time we do not believe, except as described in the next two paragraphs below, that our existing exposure under our outstanding completion, loan-to-value and carve-out guarantees and indemnities related to unconsolidated joint venture debt is material to our consolidated financial position or results of operations.
In addition to the above-described guarantees and indemnities, we have also provided a several guaranty to the lenders of one of our unconsolidated joint ventures. By its terms, the guaranty purports to guarantee the repayment of principal and interest and certain other amounts owed to the unconsolidated joint venture’s lenders when an involuntary bankruptcy proceeding is filed against the unconsolidated joint venture that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered, even if the unconsolidated joint venture or its partners do not collude in the filing and the unconsolidated joint venture contests the filing. Our potential responsibility under this several guaranty fluctuates with the unconsolidated joint venture’s debt and with our and our partners’ respective land purchases from the unconsolidated joint venture. At August 31, 2010, this unconsolidated joint venture had total outstanding indebtedness of approximately $372.4 million and, if this guaranty were then enforced, our maximum potential responsibility under the guaranty would have been approximately $182.7 million in principal amount, which amount does not account for any offsets or defenses that could be available to us.
The lenders for two of our unconsolidated joint ventures have filed lawsuits against some of the unconsolidated joint ventures’ members, and certain of those members’ parent companies, seeking to recover damages under completion guarantees, among other claims (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP-RJJ); Wachovia Bank, N.A. v. Focus Kyle Group LLC, et al. U.S. District Court, Southern District of New York (Case No. 08-cv-8681 (LTS)(GWG))). We and the other parent companies, together with the members, are defending the lawsuits in which they have been named and are currently exploring resolutions with the lenders. In a separate proceeding, the members (including us) of one of these unconsolidated joint ventures participated in an arbitration regarding their respective performance obligations in order to address one member’s claims for specific performance and, in the alternative, damages. On July 6, 2010, a decision was issued in this arbitration proceeding. In its decision, the arbitration panel denied the specific performance claims and awarded damages in an amount well below the amount claimed. Our potential proportional responsibility for the damages awarded is not considered to be material to our consolidated financial position or results of operations. The litigation commenced by the lenders remains ongoing, and there is no assurance that the parties involved will reach satisfactory resolutions. Further, if satisfactory resolutions are not reached, there is no assurance that the ultimate outcome of any of the litigation would not be material to our consolidated financial position or results of operations.
In June 2009, the FASB revised the authoritative guidance for determining the primary beneficiary of a VIE. In December 2009, the FASB issued ASU 2009-17, which provided amendments to ASC 810 to reflect the revised guidance. The amendments to ASC 810 replaced the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (i) the obligation to absorb losses of the VIE or (ii) the right to receive benefits from the VIE. The amendments also require additional disclosures about a reporting entity’s involvement with VIEs. We adopted the amended provisions of ASC 810 effective December 1, 2009. The adoption of the amended provisions of ASC 810 did not have a material effect on our consolidated financial position or results of operations.
We participate in joint ventures from time to time for the purpose of conducting land acquisition, development and/or other homebuilding activities. Our investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at August 31, 2010 and November 30, 2009 were determined under the provisions of ASC 810 applicable at each such date to be unconsolidated joint ventures, either because they were not VIEs or, if they were VIEs, we were not the primary beneficiary of the VIEs.
In the ordinary course of our business, we enter into land option contracts, or similar contracts, to procure land for the construction of homes. The use of such land option and other similar contracts generally allows us to reduce the risks associated with direct land ownership and development, reduces our capital and financial commitments, including interest and other carrying costs, and minimizes the amount of our land inventories on our consolidated balance sheets. Under such contracts, we will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for us, with the land seller being identified as a VIE.
In compliance with ASC 810, we analyze our land option and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. As a result of our analyses, we determined that as of August 31, 2010 we were not the primary beneficiary of any VIEs from which we are purchasing land under land option and other similar contracts. Since adopting the amended provisions of ASC 810, in determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
Based on our analyses as of November 30, 2009, which were performed before we adopted the amended provisions of ASC 810, we determined that we were the primary beneficiary of certain VIEs from which we were purchasing land under land option or other similar contracts and, therefore, consolidated such VIEs. Prior to our adoption of the amended provisions of ASC 810, in determining whether we were the primary beneficiary, we considered, among other things, the size of our deposit relative to the contract price, the risk of obtaining land entitlement approval, the risk associated with land development required under the land option or other similar contract, and the risk of changes in the market value of the optioned land during the contract period. The consolidation of VIEs in which we determined we were the primary beneficiary increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheet by $21.0 million at November 30, 2009. The liabilities related to our consolidation of VIEs from which we have arranged to purchase land under option and other similar contracts represent the difference between the purchase price of land not yet purchased and our cash deposits. Our cash deposits related to these land option and other similar contracts totaled $4.1 million at November 30, 2009. Creditors, if any, of these VIEs have no recourse against us.
As of August 31, 2010, we had cash deposits totaling $2.3 million associated with land option and other similar contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $92.3 million, and had cash deposits totaling $15.0 million associated with land option and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $328.0 million.
We also evaluate our land option and other similar contracts in accordance with ASC 470, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $19.5 million at August 31, 2010 and $36.1 million at November 30, 2009.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2010 from those disclosed in Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2009.
Outlook
Our backlog at August 31, 2010 totaled 2,169 homes, representing potential future housing revenues of approximately $455.3 million. By comparison, at August 31, 2009, our backlog totaled 3,722 homes, representing potential future housing revenues of approximately $734.1 million. The 42% year-over-year decline in the number of homes in our 2010 third quarter-end backlog was primarily due to a lower number of third quarter net orders in 2010 compared to 2009. The 38% year-over-year decrease in the projected future housing revenues in our backlog reflects the lower number of homes in backlog.
Net orders generated by our homebuilding operations decreased 39% to 1,314 in the third quarter of 2010 from the 2,158 net orders generated in the corresponding quarter of 2009. This decrease primarily reflected a reduction in demand following the April 30, 2010 expiration of the federal homebuyer tax credit, a 6% decrease in our overall average active community count and generally weak economic and housing market conditions. As a percentage of gross orders, our third quarter cancellation rate was 33% in 2010 and 27% in 2009. As a percentage of beginning backlog, the cancellation rate was 21% in the third quarter of 2010 and 20% in the year-earlier quarter.
Through the first three quarters of 2010, adverse housing market conditions — primarily an ongoing oversupply of homes available for sale and restrained consumer demand for housing, particularly following the expiration of the federal homebuyer tax credit in the second quarter — have prolonged the difficult operating environment that we and the homebuilding industry have faced since the housing market downturn began in 2006. The main factors driving these conditions have been mounting sales of lender-owned homes acquired through mortgage foreclosures and short sales, exacerbated by increasing mortgage delinquencies, greater voluntary or involuntary mortgage defaults, and the lifting to varying degrees of voluntary lender foreclosure moratoriums; a generally weak economic and employment environment; tightened mortgage credit standards and reduced credit availability; tepid consumer confidence; intense competition for home sales; and the actual or proposed winding down, reduction or reversal of government programs and policies supportive of home ownership. We expect these factors to continue to negatively impact housing markets to varying degrees through the fourth quarter of 2010 and into 2011.
Though market conditions are likely to remain uneven, our highest priority for 2010 continues to be restoring the profitability of our homebuilding operations. We made further progress toward this goal in the third quarter of 2010, as we generated operating income from our homebuilding business for the first time in nearly four years and narrowed our net loss on a year-over-year basis for the ninth consecutive quarterly period. These financial results were based on an increase in the number of homes we delivered, improvement in our housing gross margin and lower selling, general and administrative expenses.
Maintaining controls on spending and operational costs are a key part of our approach to return to profitability and we believe we made significant strides in this respect in the third quarter of 2010, with a 6% year-over-year reduction in our selling, general and administrative expenses. To achieve sustained profitability in our homebuilding operations, however, will also require stronger revenue growth, which we believe can best be generated from continuing to rollout our value-engineered product, increasing the average number of active communities we operate, and boosting our inventory base. Accordingly, to support revenue growth and consistent with the principles of our KBnxt operational business model, we are carefully pursuing a land acquisition strategy that is focused on owning or controlling well-priced finished or partially finished lots that meet our investment standards within our existing served markets or in nearby markets and opening new communities in select locations that are expected to offer attractive potential sales growth. Pursuant to this strategy, in the third quarter of 2010, we secured approximately 3,700 owned and controlled lots that met our standards, with most of these lots located in our West Coast and Central reporting segments. At the end of the third quarter, we owned or controlled approximately 41,000 lots, up 1,100 from the total number of lots we owned or controlled at the end of the second quarter of 2010. The third quarter of 2010 was the second consecutive quarter in which we increased our total lot count, and we expect to add to our total count of owned and controlled lots in the fourth quarter of 2010. We also opened or re-opened more than 30 communities in the third quarter of 2010. Market conditions and the availability of desirable land assets will determine whether, and the extent to which, these land acquisition and community opening trends will continue in the future, though it is likely that we will moderate our land acquisition activity in the fourth quarter of 2010 compared to the prior three quarters of the year.
As we are opening or re-opening more communities, however, we have been closing out a roughly similar number as we finish building out existing communities in some areas and continue making adjustments to the overall geographic footprint of our operations to concentrate on markets showing signs of greater stability and/or growth potential. As a result, we currently anticipate that our overall average active community count in 2010 will be down from 2009, though we expect it to grow on a year-over-year basis by approximately 25% in 2011 based on the land acquisitions we have made this year and our plans for opening communities over the course of the next year.
In light of the lower average active community count anticipated for this year, the decrease in our 2010 third quarter net orders, and the unpredictable nature of the current sales environment due to the significant effect the expiration of the federal homebuyer tax credit has had on consumer demand, we have revised our projections and currently expect to deliver approximately 7,600 homes in 2010, compared to the 8,488 homes delivered in 2009.
Despite our progress over the past several quarters, our overall outlook is cautious given the significant negative factors and trends noted above and the uncertainty as to when our served markets may experience a sustained recovery. Our ability to generate positive results from our strategic initiatives and planned land acquisition activities, including achieving profitability and maintaining improvement in our margins and higher homes delivered, remains constrained by, among other things, the current unbalanced supply and demand conditions in many housing markets, which are unlikely to abate soon given the present poor economic and employment environment, and by the curtailment in government programs and incentives designed to support homeownership and/or home purchases. In particular, in light of present market conditions, the sequential and year-over-year improvements we have experienced in recent quarters in our margins and homes delivered may not continue in the fourth quarter of 2010 or into 2011.
We continue to believe a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, price stabilization, reduced mortgage delinquency and foreclosure rates, improved economic activity and employment levels, and the restoration of both consumer and credit market confidence that support a decision to buy a home. We cannot predict when these events may occur. Moreover, if conditions in our served markets decline further, we may need to take noncash charges for inventory and joint venture impairments and land option contract abandonments, and we may decide that we need to reduce, slow or even abandon our present land acquisition and development and community opening plans for those markets. Our 2010 results could also be adversely affected if general economic conditions do not meaningfully improve or actually decline, if job losses accelerate or weak employment levels persist, if mortgage delinquencies, short sales and foreclosures increase, if consumer mortgage lending becomes less available or more expensive, or if consumer confidence weakens, any or all of which could further delay a recovery in housing markets or result in further deterioration in operating conditions, and if competition for home sales intensifies. Despite these difficulties and risks, we believe we are well-positioned, financially and operationally, to succeed in advancing our primary strategic goals when the general housing market stabilizes and longer term demographic, economic and population growth trends once again drive demand for homeownership.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic, employment and business conditions; adverse market conditions that could result in additional impairments or abandonment charges and operating losses, including an oversupply of unsold homes, declining home prices and increased foreclosure and short sale activity, among other things; conditions in the capital and credit markets (including consumer mortgage lending standards, the availability of consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and existing homes, including sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including, but not limited to, tax credits, tax incentives and/or subsidies for home purchases and mortgage loans, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities, and unfavorable adjustments or changes thereto; the availability and cost of land in desirable areas; legal or regulatory proceedings or claims; limited new home warranty-related claims and resolutions thereof (including, but not limited to, claims relating to allegedly defective drywall or other building materials); the ability and/or willingness of participants in our unconsolidated joint ventures to fulfill their obligations; our ability to access capital; our ability to use the net deferred tax assets we have generated; our ability to successfully implement our current and planned product, geographic and market positioning (including, but not limited to, our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count and open new communities), revenue growth and cost control strategies; consumer interest in our new product designs, including The Open Series; and other events outside of our control. Please see our periodic reports and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

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
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of August 31, 2010 (dollars in thousands):

		Weighted Average
Fiscal Year of Expected Maturity	Fixed Rate Debt	Interest Rate

2010	$—	—%
2011	99,886	6.4
2012	—	—
2013	—	—
2014	249,463	5.8
Thereafter	1,307,848	7.0

Total	$1,657,197	6.7%

Fair value at August 31, 2010	$1,559,825

For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2009.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2010.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
ERISA Litigation
On March 16, 2007, plaintiffs Reba Bagley and Scott Silver filed an action brought under Section 502 of ERISA, 29 U.S.C. § 1132, Bagley et al., v. KB Home, et al., in the United States District Court for the Central District of California. The action was brought against us, our directors, certain of our current and former officers, and the board of directors committee that oversees the 401(k) Plan. After the court allowed leave to file an amended complaint, plaintiffs filed an amended complaint adding Tolan Beck and Rod Hughes as additional plaintiffs and dismissing certain individuals as defendants. All four plaintiffs claimed to be former employees of KB Home who participated in the 401(k) Plan. Plaintiffs alleged on behalf of themselves and on behalf of all others similarly situated that all defendants breached fiduciary duties owed to plaintiffs and purported class members under ERISA by failing to disclose information to and providing misleading information to participants in the 401(k) Plan about our alleged prior stock option backdating practices and by failing to remove our stock as an investment option under the 401(k) Plan. Plaintiffs alleged that this breach of fiduciary duties caused plaintiffs to earn less on their 401(k) Plan accounts than they would have earned but for defendants’ alleged breach of duties.
The parties to the litigation executed a settlement agreement on February 26, 2010 and an amended settlement agreement on April 5, 2010. On September 8, 2010, the court approved the amended settlement agreement and dismissed the case. The settlement is not material to our consolidated financial position or results of operations.
Other Matters
On October 2, 2009, the staff of the SEC notified us that a formal order of investigation had been issued regarding possible accounting and disclosure issues. In August 2010, we received a letter from the staff of the SEC advising us that the staff had completed its investigation and did not intend to recommend any enforcement action by the SEC.
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

Item 6. Exhibits

Exhibits

10.58	*	Form of Stock Option Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 20, 2010, is incorporated by reference herein.

10.59	*
Form of Restricted Stock Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 20, 2010, is incorporated by reference herein.

10.60	*	Agreement, dated July 15, 2010, between the Company and Wendy C. Shiba.

31.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant
Dated October 8, 2010	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated October 8, 2010	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

10.58	*	Form of Stock Option Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 20, 2010, is incorporated by reference herein.

10.59	*
Form of Restricted Stock Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 20, 2010, is incorporated by reference herein.

10.60	*	Agreement, dated July 15, 2010, between the Company and Wendy C. Shiba.

31.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.