Form 10-K
period 2010-11-30
KB HOME
filed 2011-01-31
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☑  Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended November 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant on May 31, 2010 was $1,274,932,694, including 11,174,633 shares held by the registrant’s grantor stock ownership trust and excluding 27,095,467 shares held in treasury.

There were 76,973,096 shares of the registrant’s common stock, par value $1.00 per share, outstanding on December 31, 2010. The registrant’s grantor stock ownership trust held an additional 11,080,023 shares of the registrant’s common stock on that date.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (incorporated into Part III).

KB HOME
FORM 10-K
FOR THE YEAR ENDED NOVEMBER 30, 2010

PART I

Item 1. BUSINESS

General

KB Home is one of the nation’s largest homebuilders and has been building homes for more than 50 years. We construct and sell homes through our operating divisions across the United States under the name KB Home. Unless the context indicates otherwise, the terms “the Company,” “we,” “our” and “us” used in this report refer to KB Home, a Delaware corporation, and its predecessors and subsidiaries.

Beginning in 1957 and continuing until 1986, our business was conducted by various subsidiaries of Kaufman and Broad, Inc. (“KBI”) and its predecessors. In 1986, KBI transferred all of its homebuilding and mortgage banking operations to us. Shortly after the transfer, we completed an initial public offering of 8% of our common stock and began operating under the name Kaufman and Broad Home Corporation. In 1989, we were spun-off from KBI, which then changed its name to Broad Inc., and we became an independent public company, operating primarily in California and France. In 2001, we changed our name to KB Home. Today, having sold our French operations in 2007, we operate a homebuilding and financial services business serving homebuyers in markets nationwide.

Our homebuilding operations, which are divided into four geographically defined segments for reporting purposes, offer a variety of homes designed primarily for first-time, move-up and active adult homebuyers, including attached and detached single-family homes, townhomes and condominiums. We offer homes in development communities, at urban in-fill locations and as part of mixed-use projects. We use the term “home” to refer to a single-family residence, whether it is a single-family home or other type of residential property, and we use the term “community” to refer to a single development in which homes are constructed as part of an integrated plan.

Through our homebuilding segments, we delivered 7,346 homes at an average selling price of $214,500 during the year ended November 30, 2010, compared to 8,488 homes delivered at an average selling price of $207,100 during the year ended November 30, 2009. Our homebuilding operations represent most of our business, accounting for 99.5% of our total revenues in 2010 and 2009.

Our financial services operations offer title and insurance services to our homebuyers. They also offer mortgage banking services to our homebuyers through KBA Mortgage, LLC (“KBA Mortgage”), a joint venture with a subsidiary of Bank of America, N.A. Our financial services operations accounted for .5% of our total revenues in 2010 and 2009.

In 2010, we generated total revenues of $1.59 billion and a net loss of $69.4 million, compared to total revenues of $1.82 billion and a net loss of $101.8 million in 2009. Our financial results for 2010 and 2009 reflect challenging operating conditions that have persisted in the homebuilding industry to varying degrees since a general housing market downturn began in mid-2006, as well as our strategic actions since the downturn began to align our operations with these conditions and to maintain a strong financial position.

Our principal executive offices are located at 10990 Wilshire Boulevard, Los Angeles, California 90024. The telephone number of our corporate headquarters is (310) 231-4000 and our website address is http://kbhome.com. Our Spanish-language website is http://kbcasa.com. In addition, location and community information is available at (888) KB-HOMES.

Markets

Reflecting the geographic reach of our homebuilding business, as of the date of this report, our principal operations are in the nine states and 30 major markets presented below. For reporting purposes, we organize our homebuilding operations into four segments — West Coast, Southwest, Central and Southeast.

Segment	State(s)	Major Market(s)

West Coast	California	Fresno, Los Angeles, Oakland, Orange County, Riverside, Sacramento, San Bernardino, San Diego, San Jose, Stockton and Ventura
Southwest	Arizona	Phoenix and Tucson
	Nevada	Las Vegas and Reno
Central	Colorado	Denver
	Texas	Austin, Dallas/Fort Worth, Houston and San Antonio
Southeast	Florida	Daytona Beach, Fort Myers, Jacksonville, Lakeland, Orlando, Sarasota and Tampa
	Maryland	Washington, D.C.
	North Carolina	Charlotte and Raleigh
	Virginia	Washington, D.C.

Segment Operating Information.  The following table presents certain operating information for our homebuilding reporting segments for the years ended November 30, 2010, 2009 and 2008:

	Years Ended November 30,
	2010	2009	2008
West Coast:
Homes delivered	2,023	2,453	2,972
Percentage of total homes delivered	27%	29%	24%
Average selling price	$346,300	$315,100	$354,700
Total revenues (in millions) (a)	$700.7	$812.2	$1,055.1
Southwest:
Homes delivered	1,150	1,202	2,393
Percentage of total homes delivered	16%	14%	19%
Average selling price	$158,200	$172,000	$229,200
Total revenues (in millions) (a)	$187.7	$218.1	$618.0
Central:
Homes delivered	2,663	2,771	3,348
Percentage of total homes delivered	36%	33%	27%
Average selling price	$163,700	$155,500	$175,000
Total revenues (in millions) (a)	$436.4	$434.4	$594.3
Southeast:
Homes delivered	1,510	2,062	3,725
Percentage of total homes delivered	21%	24%	30%
Average selling price	$170,200	$168,600	$201,800
Total revenues (in millions) (a)	$257.0	$351.7	$755.8
Total:
Homes delivered	7,346	8,488	12,438
Average selling price	$214,500	$207,100	$236,400
Total revenues (in millions) (a)	$1,581.8	$1,816.4	$3,023.2

(a)	Total revenues include revenues from housing and land sales.

Unconsolidated Joint Ventures.  The above table does not include homes delivered from unconsolidated joint ventures in which we participate. These unconsolidated joint ventures acquire and develop land and, in some cases, build and deliver homes on developed land. Our unconsolidated joint ventures delivered 102 homes in 2010, 141 homes in 2009 and 262 homes in 2008.

Strategy

To varying degrees since mid-2006, many housing markets across the United States, including those we serve, have experienced a prolonged downturn compared to the period from 2000 through 2005 due to a persistent oversupply of homes available for sale and weak consumer demand for housing. Since 2008, a generally poor economic and employment environment as well as turbulence in financial and credit markets have worsened these conditions. Although housing affordability has been at historically high levels in the past few years due to lower selling prices and relatively low residential consumer mortgage interest rates, the negative supply and demand dynamics for the homebuilding industry during the present housing downturn have severely constrained our net orders, revenues and profitability.

We believe housing markets will likely remain weak in 2011 and that our business and the homebuilding industry will experience uneven results before a sustained recovery takes hold. At this time, we cannot predict when such a recovery might occur. Based on this view, we intend to continue to focus on achieving three primary integrated strategic goals:

•	restoring and maintaining the profitability of our homebuilding operations;

•	generating cash and maintaining a strong balance sheet; and

•	positioning our business to capitalize on future growth opportunities.

In pursuing these goals during the period from mid-2006 through 2009, we reduced our overhead, inventory and active community count levels to better align our operations with diminished home sales activity compared to the peak levels reached in the period from 2000 through 2005. Consequently, we exited or reduced our investments in certain markets, sold land positions and interests, unwound our participation in certain unconsolidated joint ventures, and experienced a sharp decline in our backlog and homes delivered compared to our peak period performance primarily due to decreased demand and because we had fewer community locations from which we sold homes. During this period, we also focused on improving our operating efficiencies, investing selectively in a few markets with perceived strong growth prospects, and, as discussed further below, redesigning and re-engineering our product line to meet consumer demand for more affordable homes and to lower our direct construction costs and generate higher margins compared to our previous product.

In 2010, building on the sound financial position and the operational re-positioning we achieved over the prior four years and seeing a number of attractive opportunities becoming available, we implemented a targeted land acquisition initiative to further our primary strategic goals. Under this initiative, we concentrated on acquiring ownership or control of well-priced developed land parcels that met our investment and marketing standards and were located within or near our existing markets. This tactical shift was designed to help us restore and maintain our homebuilding operations’ profitability — currently, our highest priority — by increasing our future revenues through a larger inventory base from which we can sell our higher-margin and well-received new product. It was also designed to help us maintain a three-to-four year supply of developed or developable land. While the inventory and active community count reductions and other land portfolio and operational adjustments we made in prior years and into 2010 have had a negative effect on our backlog and homes delivered on a year-over-year basis, we anticipate that our land investment activities in 2010 and recent and planned new community openings will improve such comparisons in 2011. As a result, we believe that our land acquisition initiative and the other actions we have taken in pursuing our primary strategic goals in the present housing downturn have established a solid foundation for us to eventually achieve long-term future growth and profitability as and to the extent housing markets improve.

While market conditions in 2011 will determine the degree to which we acquire or dispose of land assets in managing our inventory, the pace with which we open new home communities, and the manner in which we pursue and refine the execution of our primary integrated strategic goals, we will continue to operate in accordance with the principles of our core operational business model, KBnxt.

KBnxt Operational Business Model.  Our KBnxt operational business model, first implemented in 1997, seeks to generate greater operating efficiencies and return on investment through a disciplined, fact-based and process-driven approach to homebuilding that is founded on a constant and systematic assessment of consumer preferences and market opportunities. We believe our KBnxt operational business model sets us apart from other homebuilders. The key principles of our KBnxt operational business model include:

•	gaining a detailed understanding of consumer location and product preferences through regular surveys and research;

•	managing our working capital and reducing our operating risks by acquiring primarily developed and entitled land at reasonable prices in markets with high growth potential, and disposing of land and interests in land that no longer meet our investment or marketing goals;

•	using our knowledge of consumer preferences to design, construct and deliver the products homebuyers desire;

•	in general, commencing construction of a home only after a purchase contract has been signed;

•	building a backlog of net orders and minimizing the time from initial construction to final delivery of homes to customers;

•	establishing an even flow of production of high-quality homes at the lowest possible cost; and

•	offering customers affordable base prices and the opportunity to customize their homes through choice of location, floor plans and interior design options.

Through its disciplines and standards, our KBnxt operational business model is designed to help us build and maintain a leading position in our existing markets; opportunistically expand our business into attractive new markets near our existing operations; exit investments that no longer meet our return or marketing standards; calibrate our product designs to consumer preferences; and achieve lower costs and economies of scale in acquiring and developing land, purchasing building materials, subcontracting trade labor, and providing home design and product options to customers.

Our expansion into a new market and our withdrawal from an existing market or submarket depends in each instance on our assessment of the market’s viability and our ability to develop and/or sustain operations at a level that meets our investment standards. Similar considerations apply to potential asset acquisitions or dispositions in our existing markets.

Operational Objectives.  Guided by the disciplines of our KBnxt operational business model, our principal operational objectives during the present housing downturn include:

•	Positioning our operations to maintain ownership or control over a forecasted two-to-four year supply of developed or developable land and a balanced geographic footprint, while continuously evaluating potential growth opportunities in or near our existing markets. We believe this approach enables us to efficiently capitalize on the different rates at which we expect housing markets to stabilize and recover. In addition, keeping our land inventory at what we believe is a prudent and manageable level and in line with our future sales expectations maximizes the use of our working capital, enhances our liquidity and helps us maintain a strong balance sheet to support strategic investments for long-term growth.

•	Providing the best value and choice in homes and options for our core customers — first-time, move-up and active adult homebuyers. By promoting value and choice through an affordable base price and product customization through options, including many environmentally conscious options, we believe we stand out from other homebuilders and sellers of existing homes (including lender-owned homes acquired through foreclosures and short sales), and can generate higher revenues.

•	To help achieve the above objective, enhancing the affordability of our homes by redesigning and re-engineering our products, building smaller homes with flexible layouts, reducing cycle times (i.e., the time between the sale of a home and its delivery to a homebuyer) and lowering our direct construction costs. By making our homes more affordable for our value-conscious core homebuyers while lowering our production costs, we believe we can compete effectively with sellers of existing homes (including lender-owned homes acquired through foreclosures and short sales), which we see as our primary competition, generate revenues while maintaining margins, and drive sustainable earnings over the long term.

•	As a complement to providing the best value and choice, generating high levels of customer satisfaction and producing high-quality homes. We believe achieving high customer satisfaction levels is key to our long-term performance, and delivering quality homes is critical to achieving high customer satisfaction.

•	Restoring the profitability of our homebuilding operations by continuing to align our cost structure (including overhead) with the expected size and growth of our business, generating and preserving free cash flow, and maximizing the performance of our invested capital.

Exemplifying how we have implemented our strategic and operational objectives is our ongoing nationwide rollout of The Open SeriesTM product designs, which began in late 2008. In addition to meeting homebuyer design sensibilities and affordability needs, The Open Series product line has been value-engineered to reduce production costs and construction cycle times, while adhering to our quality standards and using materials and construction techniques that reflect our commitment to more environmentally conscious homebuilding methods. Value-engineering encompasses measures such as simplifying the location and installation of internal plumbing and electrical systems, using prefabricated wall panels, flooring systems, roof trusses and other building components, and generally employing construction techniques that minimize costs and maximize efficiencies. It also includes working continuously with our trade partners and materials suppliers to reduce direct construction costs and construction cycle times. All of these actions have allowed us to achieve faster returns and higher gross margins from our inventory compared to our previous product designs, supporting strong cash flow generation and progress toward our profitability goal.

Marketing Strategy.  During 2010, we continued to focus our marketing efforts on first-time, move-up and active adult homebuyers. These homebuyers historically have been our core customers and it is among these groups that we see the greatest potential for future home sales. Our marketing efforts are directed at differentiating the KB Home brand from resale homes and from homes sold through foreclosures, short sales and by other homebuilders. We believe that our Built to OrderTM message and approach generate a high perceived value for our products and our company among consumers and are unique among large-production homebuilders. Built to Order emphasizes that we partner with our homebuyers to create a home built to their individual preferences in design, layout, square footage and homesite location, and to personalize their home with features and amenities that meet their needs and interests. Built to Order serves as the consumer face of core elements of our KBnxt operational business model and ensures that our marketing strategy and advertising campaigns are closely aligned with our overall operational focus.

Our KB Home Studios are integral to the Built to Order experience we provide. These showrooms, which are generally located close to our communities, allow our homebuyers to select from thousands of product and design options that are available for purchase as part of the original construction of their homes. The coordinated efforts of our sales representatives and KB Home Studio consultants are intended to provide high levels of customer satisfaction and lead to enhanced customer retention and referrals.

My Home. My Earth.TM  We have made a dedicated effort to further differentiate ourselves from other homebuilders and sellers of existing homes through our ongoing commitment to become a leading national company in environmental sustainability. This commitment, organized under our My Home. My Earth. initiative, stems from growing sensitivities regarding and regulatory attention to the potential impact the construction and use of our homes can have on the environment, including on global average temperatures and associated climate change, and from our homebuyers’ interest in reducing this impact in the most cost-effective way possible. This commitment also stems from our primary strategic goal to maintain a strong balance sheet by minimizing expenses, waste and inefficiencies in our operations. Through our My Home. My Earth. programs:

•	we became the first national homebuilder to commit to building homes that are designed to meet the U.S. Environmental Protection Agency’s (“EPA”) ENERGY STAR® guidelines in all of our communities opened in 2009 and beyond;

•	we became the first homebuilder in the country to construct homes to meet the EPA’s new WaterSense® specifications in 2010. The ENERGY STAR and WaterSense programs require that our homes meet high standards for energy and water efficiency and performance, respectively, compared to standard new or typical existing homes.

•	we became the first national homebuilder to commit to installing exclusively ENERGY STAR appliances in all of our homes in 2008 and beyond;

•	we re-engineered our products to reduce the amount of building materials necessary to construct them, as discussed above with respect to The Open Series product designs, and have developed or adopted production methods that help minimize our use of materials and the generation of construction-related debris;

•	we became a partner in the EPA’s WasteWise program in 2010, and have voluntarily undertaken to reduce the amount of solid construction waste sent to landfills; and

•	we have published on our website an annual sustainability report since 2007. The report outlines our accomplishments and objectives as we work towards our goal of minimizing the impact our business and homes can have on the environment, while continuing to make the dream of homeownership attainable for our homebuyers.

In many instances, we have been able to implement our My Home. My Earth. programs at minimal or no additional cost to us and to our homebuyers. Along with the standard home designs and amenities we offer pursuant to our My Home. My Earth. programs, we also offer our homebuyers several options through our KB Home Studios that can help them to further lower their consumption of energy and water resources and reduce their utility bills. As we see environmental issues related to housing becoming increasingly important to consumers and government authorities at all levels, we intend to continue to research, evaluate and utilize new or improved products and construction and business practices consistent with the goals of our My Home. My Earth. programs. In addition to making good business sense, we believe our My Home. My Earth. programs can help put us in a better position, compared to homebuilders with less-developed programs, to comply with evolving local, state and federal rules and regulations intended to protect natural resources and to address climate change and similar environmental concerns.

Sales Strategy.  To ensure the consistency of our message and adherence to our Built to Order approach, sales of our homes are carried out by in-house teams of sales representatives and other personnel who work personally with each homebuyer to create a home that meets the homebuyer’s preferences and budget.

Customer Service and Quality Control

Customer satisfaction is a high priority for us. We are committed to building and delivering quality homes. Our on-site construction supervisors perform regular pre-closing quality checks during the construction process to ensure our homes meet our standards and our homebuyers’ expectations. We believe prompt and courteous responses to homebuyers’ needs throughout the homebuying process reduces post-closing repair costs, enhances our reputation for quality and service, and helps encourage repeat and referral business from homebuyers and the real estate community. Our goal is for our customers to be 100% satisfied with their new homes. We also have employees who are responsible for responding to homebuyers’ post-closing needs, including warranty claims.

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

Local Expertise

To maximize our KBnxt operational business model’s effectiveness and help ensure its consistent execution, our employees are continuously trained on KBnxt principles and evaluated based on their achievement of relevant KBnxt operational objectives. We also believe that our business requires in-depth knowledge of local markets in order to acquire land in desirable locations and on favorable terms, to engage subcontractors, to plan communities that meet local demand, to anticipate consumer tastes in specific markets, and to assess local regulatory environments. Accordingly, we operate our business through divisions with trained personnel who have local market expertise. We have experienced management teams in each of our divisions. Though we centralize certain functions (such as marketing, advertising, legal, materials purchasing, purchasing administration, product development, architecture and accounting) to benefit from economies of scale, our local management exercises considerable autonomy in identifying land acquisition opportunities, developing and implementing product and sales strategies, and controlling costs.

Community Development and Land Inventory Management

Our community development process generally consists of four phases: land acquisition, land development, home construction and sale. Historically, the completion time of our community development process has ranged from six to 24 months in our West Coast segment to a somewhat shorter duration in our other homebuilding segments. The duration of the community development process varies based on, among other things, the extent of government approvals required, the overall size of the community, necessary site preparation activities, weather conditions and marketing results.

Although they vary significantly, our communities typically consist of 50 to 250 lots ranging in size from 1,000 to 13,000 square feet. In our communities, we typically offer from three to 15 home designs for homebuyers to choose from. We also build an average of two to four model homes at each community so that prospective buyers can preview various home designs. Depending on the community, we may offer premium lots containing more square footage, better views or location benefits.

Land Acquisition and Land Development.  We continuously evaluate land acquisition opportunities as they arise against our investment and marketing standards, balancing competing needs for financial strength and land inventory for future growth. When we acquire land, we focus on land parcels containing fewer than 250 lots that are fully entitled for residential construction and are either physically developed to start home construction (referred to as “finished lots”) or partially finished. Acquiring finished or partially finished lots enables us to construct and deliver homes shortly after the land is acquired with minimal additional development expenditures. We believe this is a more efficient way to use our working capital and reduces the operating risks associated with having to develop and/or entitle land, such as unforeseen improvement costs and/or changes in market conditions. However, depending on market conditions and available opportunities, we may acquire undeveloped and/or unentitled land. We expect that the overall balance of undeveloped, unentitled, entitled and finished lots in our inventory will vary over time.

Consistent with our KBnxt operational business model, we target geographic areas for potential land acquisitions and assess the viability of our current inventory based on the results of periodic surveys of both new and resale homebuyers in particular markets and other research activities. Local, in-house land acquisition specialists conduct site selection analysis in targeted geographic areas to identify desirable land acquisition targets or to evaluate whether to dispose of an existing interest. We also use studies performed by third-party marketing specialists. Some of the factors we consider in evaluating land acquisition targets and assessing the viability of current inventory are: consumer preferences; general economic conditions; specific market conditions, with an emphasis on the prices of comparable new and resale homes in the market; expected sales rates; proximity to metropolitan areas and employment centers; population, household formation and commercial growth patterns; estimated costs of completing land development; and environmental compliance matters.

We generally structure our land purchases and development activities to minimize or to defer the timing of cash and capital expenditures, which enhances returns associated with new land investments. While we use a variety of techniques to accomplish this, as further described below, we typically use agreements that give us an option right to purchase land at a future date, at a fixed price and for a small initial deposit payment. Our decision to exercise a particular option right is based on the results of due diligence and continued market viability analyses we conduct after entering into an agreement. In some cases, our decision to exercise an option may be conditioned on the land seller obtaining necessary entitlements, such as zoning rights and environmental and development approvals, and/or physically developing the land by a pre-determined date to allow us to build homes relatively quickly. Depending on the circumstances, our initial deposit payment for an option right may or may not be refundable to us if we abandon the land option contract and do not purchase the underlying land.

In addition to acquiring land under option agreements, we may acquire land under agreements that condition our purchase obligation on our satisfaction with the feasibility of developing the land and selling homes on the land by a certain future date, consistent with our investment and marketing standards. Our option and other purchase agreements may also allow us to phase our land purchases and/or land development over a period of time and/or upon the satisfaction of certain conditions. We may also acquire land with seller financing that is non-recourse to us, or by working in conjunction with third-party land developers. Our land option contracts generally do not contain provisions requiring our specific performance.

Before we commit to any land purchase or dispose of any interest in land, our senior corporate and regional management evaluates each asset based on the results of our local specialists’ due diligence and a set of defined financial measures, including, but not limited to, gross margin analyses and specific discounted, after-tax cash flow internal rate of return requirements. The criteria guiding our land acquisition and disposition decisions have resulted in our maintaining inventory in areas that we believe generally offer better returns for lower risk, and lower cash and capital investment.

In recent years, in light of difficult market conditions, we have sold some of our land and interests in land and have abandoned a portion of our options to acquire land. We determined that these properties no longer met our investment or marketing standards. Although we shifted our strategic focus in 2010 to acquiring land assets in order to open more new home communities and increase our revenues, as discussed above under “Strategy,” if market conditions remain challenging, we may sell more of our land and interests in land, and we may abandon or try to sell more of our options or other agreements to acquire land.

The following table presents the number of inventory lots we owned, in various stages of development, or controlled under land option contracts or other agreements in our homebuilding segments as of November 30, 2010 and 2009. The table does not include approximately 316 acres owned and 64 acres optioned as of November 30, 2010 and approximately 316 acres owned as of November 30, 2009 that had not yet been approved for subdivision into lots.

							Total Lots
	Homes/Lots in		Land Under		Lots Under		Owned or
	Production		Development		Option		Under Option
	2010	2009	2010	2009	2010	2009	2010	2009

West Coast	6,471	4,685	1,858	2,219	1,396	1,062	9,725	7,966
Southwest	3,073	3,511	2,123	1,677	3,864	3,593	9,060	8,781
Central	6,158	5,796	2,588	2,529	2,227	1,797	10,973	10,122
Southeast	3,228	3,868	4,728	4,078	1,826	2,650	9,782	10,596

Total	18,930	17,860	11,297	10,503	9,313	9,102	39,540	37,465

Reflecting our geographic diversity and relatively balanced operational footprint, as of November 30, 2010, 24% of the inventory lots we owned or controlled were located in the West Coast reporting segment, 23% were in the Southwest reporting segment, 28% were in the Central reporting segment and 25% were in the Southeast reporting segment.

The following table presents the dollar value of inventory we owned, in various stages of development, or controlled under land option contracts or other agreements in our homebuilding segments as of November 30, 2010 and 2009 (in thousands):

							Total Lots
	Homes/Lots in		Land Under		Lots Under		Owned or
	Production		Development		Option		Under Option
	2010	2009	2010	2009	2010	2009	2010	2009

West Coast	$715,979	$530,030	$82,408	$80,229	$30,766	$29,390	$829,153	$639,649
Southwest	118,599	116,779	110,068	94,431	3,716	8,409	232,383	219,619
Central	238,848	240,825	35,280	41,405	10,469	42,077	284,597	324,307
Southeast	192,414	190,488	147,812	115,611	10,362	11,720	350,588	317,819

Total	$1,265,840	$1,078,122	$375,568	$331,676	$55,313	$91,596	$1,696,721	$1,501,394

Home Construction and Sale.  Following the purchase of land and, if necessary, the finishing of lots, we typically begin marketing homes for sale and constructing model homes. The time required for construction of our homes depends on the weather, time of year, local labor supply, availability of materials and supplies and other factors. To minimize the costs and risks of standing inventory, we generally begin construction of a home only when we have a signed purchase contract with a homebuyer. However, cancellations of home purchase contracts prior to the delivery of the underlying homes, or specific strategic considerations, may cause us to have standing inventory of completed or partially completed homes. During the present housing downturn, we have experienced more volatility in our cancellation rates than in the years immediately before the downturn began. In 2010, we built unsold homes in some communities to help increase sales before the expiration of a federal homebuyer tax credit in April. As a result, at times during the year we had slightly more standing inventory than we have had historically. Market conditions and strategic considerations will determine our standing inventory levels in 2011.

We act as the general contractor for the majority of our communities and hire experienced subcontractors for all production activities. Our contracts with our subcontractors require that they comply with all laws applicable to their work, including labor laws, meet performance standards, and follow local building codes and permits. We have developed programs for national and regional purchasing of certain building materials, appliances and other items to take advantage of economies of scale and to reduce costs through improved pricing and, where available, participation in manufacturers’ or suppliers’ rebate programs. At all stages of production, our administrative and on-site supervisory personnel coordinate the activities of subcontractors and subject their work to quality and cost controls.

Backlog

We sell our homes under standard purchase contracts, which generally require a homebuyer deposit at the time of signing. The amount of the deposit required varies among markets and communities. Homebuyers are also generally required to pay additional deposits when they select options or upgrades for their homes. Most of our home purchase contracts stipulate that if a homebuyer cancels a contract with us, we have the right to retain the homebuyer’s deposits. However, we generally permit our homebuyers to cancel their obligations and obtain refunds of all or a portion of their deposits in the event mortgage financing cannot be obtained within a period of time, as specified in their contract. Since 2008, tightened residential consumer mortgage lending standards have led to higher cancellation rates than those experienced before then, and we expect these standards to continue to have a negative impact on our cancellation rates in 2011.

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

Our backlog at November 30, 2010, excluding backlog of unconsolidated joint ventures, consisted of 1,336 homes, a decrease of 37% from the 2,126 homes in backlog at November 30, 2009. The decrease in our backlog levels in 2010 primarily reflected our strategic decisions in the mid-2006 through 2009 time period to reduce our inventory and active community counts to align our operations with diminished housing market activity and overall lower net orders. Our backlog at November 30, 2010 represented potential future housing revenues of approximately $263.8 million, a 38% decrease from potential future housing revenues of $422.5 million at November 30, 2009, resulting primarily from the lower number of homes in backlog. Our backlog ratio, defined as homes delivered in the quarter as a percentage of backlog at the beginning of the quarter, was 88% for the quarter ended November 30, 2010 and 82% for the quarter ended November 30, 2009.

Our net orders totaled 6,556 in 2010, a decrease of 21% from 8,341 net orders in 2009. Our average cancellation rate based on gross orders was 28% in 2010, compared to an average of 25% in 2009. During the fourth quarter of 2010, our net orders declined 25% from the corresponding quarter of 2009, primarily due to a 24% decrease in our overall average active community count, generally weak economic and housing market conditions, and tightened residential consumer mortgage lending standards. As a percentage of gross orders, our cancellation rate was 37% in the fourth quarter of 2010, compared to 31% in the fourth quarter of 2009.

The following tables present homes delivered, net orders and cancellation rates (based on gross orders) by homebuilding reporting segment and with respect to our unconsolidated joint ventures for each quarter during the years ended November 30, 2010 and 2009, and our ending backlog at the end of each quarter within those years:

						Unconsolidated
	West Coast	Southwest	Central	Southeast	Total	Joint Ventures
Homes delivered
2010
First	340	216	529	241	1,326	21
Second	500	359	550	373	1,782	34
Third	600	337	855	528	2,320	24
Fourth	583	238	729	368	1,918	23

Total	2,023	1,150	2,663	1,510	7,346	102

2009
First	351	267	447	380	1,445	23
Second	569	241	525	426	1,761	55
Third	669	314	783	474	2,240	37
Fourth	864	380	1,016	782	3,042	26

Total	2,453	1,202	2,771	2,062	8,488	141

Net orders
2010
First	429	313	715	456	1,913	19
Second	608	351	796	489	2,244	27
Third	335	186	556	237	1,314	16
Fourth	331	157	370	227	1,085	4

Total	1,703	1,007	2,437	1,409	6,556	66

2009
First	459	222	622	524	1,827	28
Second	928	359	1,048	575	2,910	45
Third	591	355	808	404	2,158	17
Fourth	417	200	491	338	1,446	21

Total	2,395	1,136	2,969	1,841	8,341	111

Cancellation rates
2010
First	17%	14%	29%	21%	22%	21%
Second	15	16	31	26	24	—
Third	23	26	37	40	33	—
Fourth	23	26	49	35	37	33

Total	19%	19%	36%	29%	28%	10%

2009
First	26%	27%	29%	28%	28%	48%
Second	16	18	20	26	20	31
Third	23	20	28	32	27	32
Fourth	20	24	40	30	31	16

Total	21%	22%	28%	29%	25%	34%

Ending backlog — homes
2010
First	612	379	1,105	617	2,713	35
Second	720	371	1,351	733	3,175	28
Third	455	220	1,052	442	2,169	20
Fourth	203	139	693	301	1,336	1

2009
First	689	303	892	767	2,651	76
Second (a)	1,048	421	1,419	916	3,804	62
Third	970	462	1,444	846	3,722	42
Fourth	523	282	919	402	2,126	37

						Unconsolidated
	West Coast	Southwest	Central	Southeast	Total	Joint Ventures
Ending backlog — value, in thousands
2010
First	$193,938	$59,439	$172,068	$98,305	$523,750	$13,825
Second	241,383	60,278	224,212	122,365	648,238	11,760
Third	165,546	34,490	171,577	83,703	455,316	7,480
Fourth	74,816	21,306	113,155	54,517	263,794	511

2009
First	$214,997	$57,169	$153,538	$134,135	$559,839	$30,180
Second (a)	334,600	72,429	228,723	161,104	796,856	24,118
Third	293,329	75,439	218,430	146,896	734,094	15,456
Fourth	174,445	46,135	137,271	64,645	422,496	15,577

(a)	Ending backlog amounts have been adjusted to reflect the consolidation of previously unconsolidated joint ventures during the second quarter of 2009.

Land and Raw Materials

We currently own or control enough land to meet our forecasted production goals. As discussed above, however, depending on market conditions we may continue to acquire land assets in 2011 or we may sell certain land or land interests. In 2010, our land sales generated $6.3 million of revenues and $.3 million of losses, including $.3 million of impairments. In 2009, our land sales generated $58.3 million of revenues and $47.9 million of losses, including $10.5 million of impairments. Our land option contract abandonments resulted in pretax, noncash charges of $10.1 million in 2010 and $47.3 million in 2009.

The principal raw materials used in the construction of our homes are concrete and forest products. In addition, we use a variety of other construction materials in the homebuilding process, including sheetrock and plumbing and electrical items. We attempt to enhance the efficiency of our operations by using pre-made, standardized materials that are commercially available on competitive terms from a variety of sources. In addition, our centralized and/or regionalized purchasing of certain building materials, appliances and fixtures allows us to benefit from large quantity purchase discounts and, in some cases, manufacturer or supplier rebates. When possible, we arrange for bulk purchases of these products at favorable prices from manufacturers and suppliers.

Customer Financing

Our homebuyers may obtain mortgage financing from any lending institution of their choice. KBA Mortgage representatives on site at our communities offer to arrange mortgage financing for prospective homebuyers through the joint venture. We believe that the ability of KBA Mortgage to offer customers a variety of financing options on competitive terms as a part of the on-site sales process helps to complete sales. KBA Mortgage originated loans for 82% of our customers who obtained mortgage financing in 2010 and 84% in 2009.

Employees

We employ a trained staff of land acquisition specialists, architects, planners, engineers, construction supervisors, marketing and sales personnel, and finance and accounting personnel, supplemented as necessary by outside consultants, who guide the development of our communities from their conception through the marketing and delivery of completed homes.

At December 31, 2010, we had approximately 1,300 full-time employees, compared to approximately 1,400 at December 31, 2009. None of our employees are represented by a collective bargaining agreement.

Competition and Other Factors

We believe our KBnxt operational business model, particularly the aspects that involve gaining a deeper understanding of customer interests and needs and offering a wide range of choices to homebuyers, provides us with long-term competitive advantages. The homebuilding industry and housing market are highly competitive, and we compete with numerous homebuilders ranging from regional and national firms to small local builders primarily on the basis of price, location, financing, design, reputation, quality and amenities. In addition, we compete with housing alternatives other than new homes, including resale homes, foreclosed and short sale homes, and rental housing. In certain markets and at times when housing demand is high, we also compete with other builders to hire subcontractors.

During 2010, operating conditions in most U.S. housing markets remained difficult, reflecting the impact of the housing downturn and the weak economy as discussed above under “Strategy.” We believe the heightened competition for homebuyers stemming from these conditions will continue in 2011, if not intensify.

Financing

We do not generally finance the development of our communities with project financing. By “project financing,” we mean proceeds of loans specifically obtained for, or secured by, particular communities. Instead, our operations have historically been funded by results of operations, public debt and equity financing, and borrowings under an unsecured revolving credit facility with various financial institutions (the “Credit Facility”). In 2010, however, anticipating that we would not need to borrow any funds under the Credit Facility before its scheduled maturity in November 2010, we voluntarily terminated the Credit Facility effective March 31, 2010 to eliminate the costs of maintaining it.

Environmental Compliance Matters

As part of our due diligence process for all land acquisitions, we often use third-party environmental consultants to investigate potential environmental risks and we require disclosures and representations and warranties from land sellers of environmental risks. Despite these efforts, there can be no assurance that we will avoid material liabilities relating to the existence or removal of toxic wastes, site restoration, monitoring or other environmental matters affecting properties currently or previously owned or controlled by us. No estimate of any potential liabilities can be made although we may, from time to time, purchase property that requires us to incur environmental clean-up costs after appropriate due diligence, including, but not limited to, using detailed investigations performed by environmental consultants. In such instances, we take steps prior to acquisition to gain reasonable assurance as to the precise scope of work required and the costs associated with removal, site restoration and/or monitoring. To the extent contamination or other environmental issues have occurred in the past, we will attempt to recover restoration costs from third parties, such as the generators of hazardous waste, land sellers or others in the prior chain of title and/or their insurers. Based on these practices, we anticipate that it is unlikely that environmental clean-up costs will have a material effect on our future consolidated financial position or results of operations. We have not been notified by any governmental agency of any claim that any of the properties owned or formerly owned by us are identified by the EPA as being a “Superfund” clean-up site requiring remediation, which could have a material effect on our future consolidated financial position or results of operations. Costs associated with the use of environmental consultants are not material to our consolidated financial position or results of operations.

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

Item 1A.  RISK FACTORS

The following important factors could adversely impact our business. These factors could cause our actual results to differ materially from the forward-looking and other statements (i) that we make in registration statements, periodic reports and other filings with the SEC and from time to time in our news releases, annual reports and other written reports or communications, (ii) that we post on or make available through our website, and (iii) made orally from time to time by our personnel and representatives.

The homebuilding industry is experiencing a prolonged and severe downturn that may continue for an indefinite period and adversely affect our business and results of operations.

In recent years, many of our served markets and the U.S. homebuilding industry as a whole have experienced a significant and sustained decrease in demand for new homes and an oversupply of new and existing homes available for sale, conditions that generally began in mid-2006. As a result, since mid-2006, compared to the period from 2000 through 2005, we and other homebuilders have generally experienced fewer home sales and greater volatility in the cancellations of home purchase contracts by homebuyers, and faced higher inventories of unsold homes and the increased use of discounts, incentives, price concessions and other marketing efforts by sellers of new and existing homes to close sales, putting downward pressure on home selling prices, revenues and profitability. These negative supply and demand trends have been exacerbated since 2008 by a number of factors, including (a) a severe and persistent downturn in general economic and employment conditions that, among other things, has further tempered consumer demand and confidence for buying homes; (b) increasing residential consumer mortgage loan foreclosure and short sales activity and sales of lender-owned homes; (c) volatility and uncertainty in credit and consumer lending markets, including from voluntary and involuntary delays by financial institutions in finalizing residential consumer mortgage loan foreclosures and increasing demands from investors for lenders, residential consumer mortgage loan brokers and other institutions, or their agents, to repurchase the residential consumer mortgage loans or securities backed by residential consumer mortgage loans that they originated, issued or administer; (d) generally tighter lending standards for residential consumer mortgage loans; and (e) the termination, expiration or scaling back of homebuyer tax credits and other government programs supportive of home sales. It is uncertain when, and to what extent, these housing industry trends and factors might reverse or improve.

Reflecting this difficult operating environment, we, like many other homebuilders, have experienced to varying degrees since the housing downturn began, declines in net orders, decreases in the average selling price of new homes we have sold and delivered and reduced revenues and margins relative to the period from 2000 through 2005, and we have generated operating losses. Though we improved our operating margins and narrowed our net loss in 2010 compared to 2009, and housing affordability is currently at historically high levels overall, we can provide no assurances that the homebuilding industry or our business will improve substantially or at all in 2011. If economic conditions, employment, personal income growth and consumer confidence remain weak and residential consumer mortgage loan foreclosures, delinquencies and short sales continue rising in future periods, there would likely be a corresponding adverse effect on our business and our results of operations, including, but not limited to, the number of homes we deliver, the amount of revenues we generate and our ability to achieve or maintain profitability.

Further tightening of residential consumer mortgage lending or mortgage financing requirements or further volatility in credit and consumer lending markets could adversely affect the availability of residential consumer mortgage loans for some potential purchasers of our homes and thereby reduce our sales.

Since 2008, the residential consumer mortgage lending and mortgage finance industries have experienced significant instability due to, among other things, relatively high rates of delinquencies, defaults and foreclosures on residential consumer mortgage loans and a resulting decline in their market value and the market value of securities backed by such loans. The delinquencies, defaults and foreclosures have been driven in part by persistent poor economic and employment conditions, which have negatively affected borrowers’ incomes, and by a decline in the values of many existing homes in various markets below the principal balance of the residential consumer mortgage loans secured by such homes. A number of providers, purchasers and insurers of residential consumer mortgage loans and residential consumer mortgage-backed securities have gone out of business or exited the market, and lenders, investors, regulators and others have questioned the oversight and the adequacy of lending standards for several residential consumer mortgage loan programs made available to borrowers in recent years, including programs offered or supported by the Federal Housing Administration (“FHA”), the Veterans Administration (“VA”) and the federal government sponsored enterprises, the Federal National Mortgage Association (also known as “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (also known as “Freddie Mac”). Compared to prior periods, this has led to reduced investor demand for residential consumer mortgage loans and residential consumer mortgage-backed securities, tightened credit requirements, reduced liquidity and availability of residential consumer mortgage loan products (particularly subprime and nonconforming loans), and increased down payment requirements and credit risk premiums related to home purchases. It has also led to enhanced regulatory and legislative actions, and government programs focused on modifying the principal balances, interest rates and/or payment terms of existing residential consumer mortgage loans and preventing residential consumer mortgage loan foreclosures, which have achieved somewhat mixed results.

The reduction in the availability of residential consumer mortgage loan products and providers and tighter residential consumer mortgage loan qualifications and down payment requirements have made it more difficult for some categories of borrowers to finance the purchase of our homes or the purchase of existing homes from potential move-up buyers who wish to purchase one of our homes. Overall, these factors have slowed any general improvement in the housing market, and they have resulted in volatile home purchase cancellation rates and reduced demand for our homes and for residential consumer mortgage loans originated through our KBA Mortgage joint venture. These reductions in demand have had a materially adverse effect on our business and results of operations in 2010 that is expected to continue in 2011.

Potentially exacerbating the foregoing trends, in 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law and established several new standards and requirements (including risk retention obligations) relating to the origination, securitizing and servicing of, and consumer disclosures for, residential consumer mortgage loans. These new standards and requirements are expected to further reduce the availability of and/or increase the costs to borrowers to obtain such loans. Federal regulators and legislators are also discussing steps that may significantly reduce the ability or authority of the FHA, Fannie Mae and Freddie Mac to purchase or insure residential consumer mortgage loans. In the last few years, the FHA, Fannie Mae and Freddie Mac have purchased or insured substantially all new residential consumer mortgage loans originated by lenders, including KBA Mortgage. Also in 2010, and as noted above, investors in residential consumer mortgage-backed securities, as well as Fannie Mae and Freddie Mac, increasingly demanded that lenders, brokers and other institutions, or their agents, repurchase the loans underlying the securities based on alleged breaches of underwriting standards or of representations and warranties made in connection with transferring the loans. These “put-back” demands are expected to continue into 2011 and, to the extent successful, could cause lenders and brokers to further curtail their residential consumer mortgage loan origination activities due to reduced liquidity. Concerns about the soundness of the residential consumer mortgage lending and mortgage finance industries have also been heightened recently due to allegedly widespread errors by lenders or brokers, or their agents, in the processing of residential consumer mortgage loan foreclosures and sales of foreclosed homes, leading to voluntary or involuntary delays and higher costs to finalize foreclosures and foreclosed home sales, and greater court and regulatory scrutiny. In addition to having a potential negative impact on the origination of new residential consumer mortgage loans, these disruptions in residential consumer mortgage loan foreclosures and lender-owned home sales may make it more difficult for us to accurately assess the supply of and prevailing prices for unsold homes and/or the overall stability of particular housing markets.

Many of our homebuyers obtain financing for their home purchases from our KBA Mortgage joint venture. Our partner, a Bank of America, N.A. subsidiary, provides the loan products that the joint venture offers to our homebuyers. If, due to higher costs, reduced liquidity, heightened risk retention obligations and/or new operating restrictions or regulatory reforms related to or arising from compliance with the Dodd-Frank Act, residential consumer mortgage loan put-back demands or internal or external reviews of its residential consumer mortgage loan foreclosure processes, or other factors or business decisions, our partner refuses or is unable to make loan products available to the joint venture to provide to our homebuyers, our home sales and our homebuilding and financial services results of operations may be adversely affected. For instance, in the fourth quarter of 2010, stricter lending standards led to an increase in our cancellation rate compared to the fourth quarter of 2009. The degree to which this more cautious approach to providing loans to our homebuyers continues into 2011 is unclear, and we can provide no assurance that the trend of tighter residential consumer mortgage lending standards will slow or reverse in the foreseeable future.

Our strategies in responding to the adverse conditions in the homebuilding industry have had limited success, and the continued implementation of these and other strategies may not be successful.

While we have been successful in generating positive operating cash flow since the housing downturn began, we have done so at reduced gross profit levels and, until 2010, have incurred significant asset impairment charges compared to the period from 2000 through 2005. Moreover, many of our strategic initiatives during the housing downturn to generate cash and improve our operating efficiency have involved lowering overhead through workforce reductions, for which we incurred significant costs, and reducing our active community count through strategic wind downs, reduced investments or market exits, curbs in development and sales of land interests. These strategic steps have resulted in our generating to varying degrees fewer net orders, homes delivered and revenues compared to periods before the housing downturn began, and have contributed to the net losses we have recognized in recent years.

In an effort to generate higher revenues and restore and maintain our homebuilding operations’ profitability, beginning in late 2008 and continuing through 2010, we rolled out new, more flexible product designs, including The

Open Series, and we continued to take steps to reduce our selling, general and administrative expenses, and to redeploy our capital into housing markets with perceived higher future growth prospects.

These integrated strategic steps helped us narrow our net losses and improve our operating margins in each quarter of 2010 compared to the corresponding year-earlier periods. However, there can be no assurance that these trends will continue in 2011 or at all, that we will successfully increase our average active community count and inventory base with desirable land assets at a reasonable cost, or that we will achieve or maintain profitability in the near future. In addition, notwithstanding our sales strategies, we have experienced volatility in our net orders and in cancellations of home purchase contracts by buyers throughout the present housing downturn, including in 2010. We believe that our volatile net order and cancellation levels have largely reflected weak homebuyer confidence due to sustained home sales price declines, increased offerings of sales incentives in the marketplace for both new and existing homes, tightened residential consumer mortgage lending standards, and generally poor economic and employment conditions, all of which have prompted homebuyers to forgo or delay home purchases. Additional volatility arose in 2010 with the April 30 expiration of the federal homebuyer tax credit, which likely pulled demand forward to the first two quarters of the year and led to a drop in net orders and customer traffic in the periods that followed. The relatively tight consumer mortgage lending environment and the inability of some homebuyers to sell their existing homes have also led to lower demand for new homes and to volatility in home purchase contract cancellations for us and the homebuilding industry. Many of these factors affecting our net orders and cancellation rates, and the related market dynamics that put downward pressure on our average selling prices, are beyond our control. It is uncertain how long and to what degree these factors, and the volatility in net orders and home purchase contract cancellations we have experienced, will continue. To the extent that they do, and to the extent that they depress our average selling prices, we expect that they will have a negative effect on our business and our results of operations.

Our business is cyclical and is significantly affected by changes in general and local economic conditions.

Our results of operations can be substantially affected by adverse changes in general economic or business conditions that are outside of our control, including changes in:

•	short- and long-term interest rates;

•	employment levels and job and personal income growth;

•	housing demand from population growth, household formation and other demographic changes, among other factors;

•	the availability and pricing of financing for homebuyers;

•	consumer confidence generally and the confidence of potential homebuyers in particular;

•	U.S. and global financial system and credit market stability;

•	private party and government residential consumer mortgage loan programs, and federal and state regulation of lending and appraisal practices;

•	federal and state personal income tax rates and provisions, including provisions for the deduction of residential consumer mortgage loan interest payments and other expenses;

•	the supply of and prices for available new or existing homes (including lender-owned homes acquired through foreclosures and short sales) and other housing alternatives, such as apartments and other residential rental property;

•	homebuyer interest in our current or new product designs and community locations, and general consumer interest in purchasing a home compared to choosing other housing alternatives; and

•	real estate taxes.

Adverse changes in these conditions may affect our business nationally or may be more prevalent or concentrated in particular regions or localities in which we operate. In recent years, unfavorable changes in many of these factors negatively affected all of our served markets, and we expect the widespread nature of the present housing downturn to continue into 2011. Continued weakness in the economy, employment levels and consumer confidence would likely exacerbate the unfavorable trends the housing market has experienced since mid-2006.

Fluctuating lumber prices and shortages, as well as shortages or price fluctuations in other building materials or commodities, can have an adverse effect on our business. Inclement weather, natural disasters, such as earthquakes, hurricanes, tornadoes, floods, droughts, fires and other environmental conditions, and labor shortages or disruptions among key trades, such as carpenters, roofers, electricians and plumbers, can delay the delivery of our homes and/or increase our costs. Civil unrest or acts of terrorism can also have a negative effect on our business.

The potential difficulties described above can cause demand and prices for our homes to fall or cause us to take longer and incur more costs to build our homes. We may not be able to recover these increased costs by raising prices because of market conditions and because the price of each home we sell is usually set several months before the home is delivered, as our customers typically sign their home purchase contracts before construction begins. The potential difficulties could also lead some homebuyers to cancel or refuse to honor their home purchase contracts altogether. Reflecting the difficult conditions in our served markets and the impact of the termination, expiration or scaling back of homebuyer tax credits and other government programs supportive of home sales, we have experienced volatility in our net orders and in home purchase contract cancellations in recent years, and we may experience similar or increased volatility in 2011.

Supply shortages and other risks related to demand for building materials and/or skilled labor could increase costs and delay deliveries.

There is a high level of competition in the homebuilding industry for skilled labor and building materials. Increased costs or shortages in building materials or skilled labor could cause increases in construction costs and construction delays. We generally are unable to pass on increases in construction costs to homebuyers who have already entered into home purchase contracts, as the purchase contracts generally fix the price of the home at the time the contract is signed, and may be signed well in advance of when construction commences. Further, we may not be able to pass on increases in construction costs because of market conditions. Sustained increases in construction costs due to competition for materials and skilled labor and higher commodity prices (including prices for lumber, metals and other building material inputs), among other things, may, over time, decrease our margins.

Changes in global or regional environmental conditions and governmental actions in response to such changes may adversely affect us by increasing the costs of or restricting our planned or future residential development activities.

There is growing concern from the scientific community and the general public that an increase in global average temperatures due to emissions of greenhouse gases and other human activities will cause significant changes in weather patterns and increase the frequency and severity of natural disasters. An increased frequency or duration of extreme weather conditions and environmental events could limit, delay and/or increase the costs to build new homes and reduce the value of our land and housing inventory in locations that become less desirable to consumers or blocked to development. Projected climate change, if it occurs, may exacerbate the scarcity of water and other natural resources in affected regions, which could limit, prevent or increase the costs of residential development in certain areas. In addition, government mandates, standards and/or regulations intended to mitigate or reduce greenhouse gas emissions and/or projected climate change impacts could result in increased energy, transportation and raw material costs that make building materials less available or more expensive, or cause us to incur compliance expenses and other financial obligations to meet permitting or development- or construction-related requirements that we will be unable to fully recover (due to market conditions or other factors), and reduce our margins. As a result, climate change impacts, and laws and construction standards, and/or the manner in which they are interpreted or implemented, to address potential climate change impacts, could increase our costs and have a long-term adverse impact on our business and results of operations. This is a particular concern with respect to our West Coast reporting segment as California has instituted some of the most extensive and stringent environmental laws and residential building construction standards in the country.

Inflation may adversely affect us by increasing costs that we may not be able to recover, particularly if sales prices decrease.

Inflation can have an adverse impact on our results of operations because increasing costs for land, building materials and skilled labor may raise a need for us to increase home selling prices to maintain satisfactory margins. In 2010, worldwide demand for certain commodities and monetary policy actions have led to price increases for raw materials that are used in construction, including lumber and metals. These pricing trends are expected to continue into 2011 and, in combination with Federal Reserve policies and programs designed to boost economic growth, may lead to a general increase in inflation. However, if the current challenging and highly competitive conditions in the housing market persist, we may not be able to increase, and may need to decrease, our home selling prices to help stimulate sales. If determined necessary, our lowering of home selling prices, in addition to impacting our margins, may also reduce the value of our land inventory, including the assets we purchased in 2010 pursuant to our strategic land acquisition initiative, and make it more difficult for us to recover the full cost of previously purchased land with home selling prices or, if we choose, in disposing of land assets. In addition, depressed land values may cause us to abandon and forfeit deposits on land option contracts if we cannot satisfactorily renegotiate the purchase price of the optioned land. We may incur noncash charges against our earnings for inventory impairments if the value of our owned inventory is reduced or for land option contract abandonments if we choose not to exercise land option contracts, and these charges may be substantial as has occurred in certain periods during the present housing downturn.

Reduced home sales may impair our ability to recoup development costs or force us to absorb additional costs.

We incur many costs even before we begin to build homes in a community. Depending on a land parcel’s stage of development when acquired, these include costs of preparing land, finishing and entitling lots, and installing roads, sewage and other utilities, as well as taxes and other costs related to ownership of the land on which we plan to build homes. In addition, local municipalities may impose requirements resulting in additional costs. If the rate at which we sell and deliver homes slows or falls, which has occurred throughout the present housing downturn, we may incur additional costs and it will take a longer period of time for us to recover our costs, including the costs we incurred in 2010 to purchase assets pursuant to our strategic land acquisition initiative. Furthermore, due to market conditions during the current housing downturn, we have abandoned some options to purchase land, resulting in the forfeiture of deposits and unrecoverable due diligence and development costs.

The value of the land and housing inventory we own or control may fall significantly and our profitability may decrease.

The value of the inventory we currently own or control depends on market conditions, including estimates of future demand for, and the revenues that can be generated from, this inventory. The market value of our inventory can vary considerably because there is often a significant amount of time between our initial acquisition or optioning of land and the delivery of homes on that land. The housing downturn, which has generally depressed home sales and selling prices, has caused the fair value of certain of our owned or controlled inventory to fall, in some cases well below the estimated fair value at the time we acquired it. Through our periodic assessments of fair value, we have been required to write down the carrying value of certain of our inventory, including inventory that we have previously written down, and record corresponding noncash charges against our earnings to reflect the impaired value. We have also taken noncash charges in connection with abandoning our interests in certain optioned inventory that no longer meets our investment or marketing standards. Although the magnitude of such noncash charges diminished significantly in 2010 compared to prior periods, if the current housing downturn continues, we may need to take additional charges against our earnings for inventory impairments or land option contract abandonments, or both. Any such noncash charges would have an adverse effect on our results of operations, including our ability to achieve or maintain profitability.

Some homebuyers may cancel their home purchases because the required deposits are small and generally refundable.

Our backlog information reflects the number of homes for which we have entered into a purchase contract with a homebuyer, but not yet delivered the home. Our home purchase contracts typically require only a small deposit, and in some circumstances, the deposit is refundable prior to closing. If the prices for new homes decline, competitors increase their use of sales incentives, interest rates increase, the availability of residential consumer mortgage financing diminishes or there is continued weakness or a further downturn in local or regional economies or the national economy and in consumer confidence, customers may terminate their existing home purchase contracts with us because they have been unable to finalize their mortgage financing for the purchase, or in order to attempt to negotiate for a lower price, explore other options or for other reasons they are unable or unwilling to complete the purchase. In recent years, we have experienced volatile home purchase contract cancellations, in part because of these reasons and, as discussed above, in part due to the April 30, 2010 expiration of the federal homebuyer tax credit. To the extent they continue, volatile home purchase contract cancellations due to these conditions, or otherwise, could have an adverse effect on our business and our results of operations.

Our long-term success depends on the availability of finished lots and undeveloped land that meet our land investment criteria.

The availability of finished and partially finished lots and undeveloped land assets that meet our investment and marketing standards depends on a number of factors outside of our control, including land availability in general, climate conditions, competition with other homebuilders and land buyers for desirable property, credit market conditions, legal or government agency processes (particularly for land assets that are part of bankruptcy estates or are held by financial institutions taken over by government agencies), inflation in land prices, zoning, allowable housing density, our ability and the costs to obtain building permits, the amount of environmental impact fees, property tax rates and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of attractive land could increase, perhaps substantially, which could adversely impact our results of operations including, but not limited to, our margins, and our ability to maintain ownership or control of a sufficient supply of developed or developable land inventory. The availability of suitable land assets will also affect the success of the land acquisition strategy we initiated in 2010, and if we decide to reduce our acquisition of new land due to a lack of available assets that meet our standards, our ability to increase our average community count and revenues and to achieve or maintain profitability would likely be constrained.

Home prices and sales activity in the particular markets and regions in which we do business affect our results of operations because our business is concentrated in these markets.

Home selling prices and sales activity in some of our key served markets have declined from time to time for market-specific reasons, including adverse weather, high levels of foreclosures, and lack of affordability or economic contraction due to, among other things, the failure or decline of key industries and employers. If home selling prices or sales activity decline in one or more of our key served markets, particularly in Arizona, California, Florida, Nevada or Texas, our costs may not decline at all or at the same rate and, as a result, our overall results of operations may be adversely affected.

Interest rate increases or changes in federal lending programs or regulations could lower demand for our homes.

Nearly all of our customers finance the purchase of their homes. Before the housing downturn began, historically low interest rates and the increased availability of specialized residential consumer mortgage loan products, including products requiring no or low down payments, and interest-only and adjustable-rate residential consumer mortgage loans, made purchasing a home more affordable for a number of customers and more available to customers with lower credit scores. Increases in interest rates or decreases in the availability of residential consumer mortgage loan financing or of certain residential consumer mortgage loan products or programs may, as discussed above, lead to fewer residential consumer mortgage loans being provided, higher down payment requirements or borrower costs, or a combination of the foregoing, and, as a result, reduce demand for our homes and increase our home purchase contract cancellation rates.

As a result of the volatility and uncertainty in the credit markets and in the residential consumer mortgage lending and mortgage finance industries since 2008, the federal government has taken on a significant role in supporting residential consumer mortgage lending through its conservatorship of Fannie Mae and Freddie Mac, both of which purchase or insure residential consumer mortgage loans and residential consumer mortgage-backed securities, and its insurance of residential consumer mortgage loans through the FHA and the VA. FHA-backing of residential consumer mortgage loans has been particularly important to the residential consumer mortgage finance industry and to our business. In 2010, approximately 62% of our homebuyers (compared to approximately 63% in 2009) that chose to finance with our KBA Mortgage joint venture purchased a home using an FHA-backed loan. The availability and affordability of residential consumer mortgage loans, including interest rates for such loans, could be adversely affected by a scaling back or termination of the federal government’s mortgage-related programs or policies. For example, in October 2010, the FHA instituted higher mortgage insurance premiums to help address its low cash reserves and imposed new minimum credit scores and higher down payment requirements for borrowers with lower credit scores for the residential consumer mortgage loans it insures. In addition, due to growing federal budget deficits, the U.S. Treasury may not be able to continue supporting the residential consumer mortgage-related activities of Fannie Mae, Freddie Mac, the FHA and the VA at present levels.

Because Fannie Mae-, Freddie Mac-, FHA- and VA-backed residential consumer mortgage loan financing is an important factor in marketing and selling many of our homes, any limitations or restrictions in the availability of such government-backed financing could reduce our home sales and adversely affect our results of operations, including the income we earn from our equity interest in our KBA Mortgage joint venture due to lower levels of residential consumer mortgage loan originations.

Tax law changes could make home ownership more expensive or less attractive.

Under current tax law and policy, significant expenses of owning a home, including residential consumer mortgage loan interest costs and real estate taxes, generally are deductible expenses for the purpose of calculating an individual’s federal, and in some cases state, taxable income, subject to various limitations. If the federal government or a state government changes income tax laws, as some policy makers and a presidential commission have proposed, by eliminating or substantially reducing these income tax benefits, the after-tax cost of owning a home could increase substantially. This could adversely impact demand for and/or sales prices of new homes, as could increases in personal income tax rates.

Moreover, in early 2010, our home sales increased in part because of a federal homebuyer tax credit made available to certain qualifying homebuyers until April 30. The expiration of this homebuyer tax credit adversely affected our net orders, home purchase contract cancellation rates, customer traffic levels and results of operations in subsequent periods of 2010, as weak consumer confidence and unfavorable economic and employment conditions caused many potential homebuyers to delay or forgo the purchase of a home. It is uncertain whether and to what degree the higher demand driven by the federal homebuyer tax credit might return, if at all.

We are subject to substantial legal and regulatory requirements regarding the development of land, the homebuilding process and protection of the environment, which can cause us to suffer delays and incur costs associated with compliance and which can prohibit or restrict homebuilding activity in some regions or areas.

Our homebuilding business is heavily regulated and subject to an increasing amount of local, state and federal regulation concerning zoning, natural and other resource protection, building designs, construction methods and similar matters. These regulations often provide broad discretion to government authorities that oversee these matters, which can result in unanticipated delays or increases in the cost of a specified development project or a number of projects in particular markets. We may also experience periodic delays in homebuilding projects due to building moratoria and permitting requirements in any of the locations in which we operate.

In addition, we are subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment, and in 2008 we entered into a consent decree with the EPA and certain states concerning our storm water pollution prevention practices. As noted above with respect to potential climate change impacts, these laws and regulations, and/or evolving interpretations thereof, and the EPA consent decree may cause delays in our construction and delivery of new homes, may cause us to incur substantial compliance and other costs, and can prohibit or restrict homebuilding activity in certain regions or areas.

Environmental laws may also impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The presence of those substances on our properties may prevent us from selling our homes and we may also be liable, under applicable laws and regulations or lawsuits brought by private parties, for hazardous or toxic substances on properties and lots that we have sold in the past.

Further, a significant portion of our business is conducted in California, one of the most highly regulated and litigious states in the country. Therefore, our potential exposure to losses and expenses due to new laws, regulations or litigation may be greater than other homebuilders with a less significant California presence.

The residential consumer mortgage banking operations of our KBA Mortgage joint venture are heavily regulated and subject to the rules and regulations issued by a number of government and quasi-government agencies. There are a number of federal and state statutes and regulations which, among other things, prohibit discrimination, impose various disclosure obligations, establish underwriting guidelines that include verifying prospective borrowers’ incomes and obtaining property inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. As discussed above, the recently enacted Dodd-Frank Act imposed additional standards and obligations with respect to the origination, securitizing and servicing of residential consumer mortgage loans. A finding that KBA Mortgage materially violated any of the foregoing laws and/or the additional costs it may incur in complying with such laws or to address any violations thereof could have an adverse effect on our results of operations to the extent it impacts the income we earn from our equity interest in KBA Mortgage.

We are subject to a consent order that we entered into with the Federal Trade Commission in 1979 and related consent decrees that were entered into in 1991 and 2005. Pursuant to the consent order and the related consent decrees, we provide explicit warranties on our homes, follow certain guidelines in advertising and provide certain disclosures to prospective purchasers of our homes. A finding that we have significantly violated the consent order and/or the related consent decrees could result in substantial liabilities or penalties and could limit our ability to sell homes in certain markets.

The homebuilding industry and housing market are very competitive, and competitive conditions could adversely affect our business or our financial results.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable land assets, financing, building materials, and skilled management talent and trade labor. We compete in each of our served markets with other local, regional and national homebuilders, including within larger subdivisions containing sections designed, planned and developed by such homebuilders. Other homebuilders may also have long-standing relationships with local labor, materials suppliers or land sellers in certain areas, which may provide an advantage in their respective regions or local markets. We also compete with other housing alternatives, such as existing home sales (including lender-owned homes acquired through foreclosure or short sales) and rental housing. The competitive conditions in the homebuilding industry can result in:

•	our delivering fewer homes;

•	our selling homes at lower prices;

•	our offering or increasing sales incentives, discounts or price concessions for our homes;

•	our experiencing lower margins;

•	our selling fewer homes or experiencing higher home purchase contract cancellations by buyers;

•	impairments in the value of our inventory and other assets;

•	difficulty in acquiring desirable land assets that meet our investment return criteria, and in selling our interests in land assets that no longer meet such criteria on favorable terms;

•	difficulty in our acquiring raw materials and skilled management and trade labor at acceptable prices;

•	delays in the construction of our homes; and/or

•	difficulty in securing external financing, performance bonds or letters of credit facilities on favorable terms.

These competitive conditions may adversely affect our business and financial results by decreasing our revenues, impairing our ability to successfully execute our land acquisition and land asset management strategies, increasing our costs and/or diminishing growth in our local or regional homebuilding businesses. In the present housing downturn, actions taken by our new home and housing alternative competitors are reducing the effectiveness of our efforts to achieve stability in home selling prices, to generate higher home sales, revenues and margins, and to achieve and maintain profitability.

Our ability to attract and retain talent is critical to the success of our business and a failure to do so may materially adversely affect our performance.

Our officers and employees are an important resource, and we see attracting and retaining a dedicated and talented team to execute our KBnxt operational business model as crucial to our ability to achieve and maintain an advantage over other homebuilders. We face intense competition for qualified personnel, particularly at senior management levels, from other homebuilders, from other companies in the housing and real estate industries, and from companies in various other industries with respect to certain roles or functions. Moreover, the prolonged housing downturn and the decline in the market value of our common stock during the downturn have made it relatively more difficult for us to attract and retain talent compared to the 2000 to 2005 period. In addition, we currently have a limited number of shares of our common stock available for grant as incentive compensation awards, and an inability to grant equity compensation to the same degree as other companies may adversely affect our talent recruitment and retention efforts. If we are unable to continue to retain and attract qualified employees, our performance and our ability to achieve and maintain a competitive advantage could be materially adversely affected.

Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.

In the ordinary course of our homebuilding business, we are subject to home warranty and construction defect claims. We record warranty and other liabilities for the homes we sell based primarily on historical experience in our served markets and our judgment of the risks associated with the types of homes we build. We have, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. Through our captive insurance subsidiary, we record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above our coverage limits or that are not covered by our policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our liabilities will be adequate to address all our warranty and construction defect claims in the future, or that any potential inadequacies will not have an adverse affect on our results of operations. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. There can be no assurance that coverage will not be further restricted, increasing our risks, and/or become more costly.

In 2009, we incurred warranty-related charges associated with the repair of homes primarily delivered in 2006 and 2007 and located in Florida that were identified as containing or suspected of containing allegedly defective drywall manufactured in China. We are continuing to review whether there are additional homes delivered in Florida or other locations that contain or may contain this drywall material. Based on the results of our review, we have not identified homes outside of Florida that contain this drywall material. Depending on the outcome of our review and our actual claims experience, we may incur additional warranty-related costs and increase our warranty liability in future periods. In addition, we have been named as a defendant in lawsuits relating to this drywall material, and we may in the future be subject to other similar litigation or claims that could cause us to incur significant costs.

Because of the seasonal nature of our business, our quarterly operating results fluctuate.

We have experienced seasonal fluctuations in our quarterly operating results. We typically do not commence significant construction on a home before a home purchase contract has been signed with a homebuyer. Historically, a significant percentage of our home purchase contracts are entered into in the spring and summer months, and we deliver a corresponding significant percentage of our homes in the fall and winter months. Construction of our homes typically requires approximately three to four months and weather delays that often occur in late winter and early spring may extend this period. As a result of these combined factors, we historically have experienced uneven quarterly results, with lower revenues and operating income generally during the first and second quarters of the year. During the present housing downturn, however, we have experienced lower sales in the spring and summer months and correspondingly fewer homes delivered in the fall and winter months as compared to the period from 2000 through 2005. Moreover, our normal selling patterns were disrupted to a significant extent in 2010 by the federal homebuyer tax credit that was made available to qualifying homebuyers until April 30. The increased demand driven by the federal tax homebuyer credit in early 2010 resulted in our delivering more homes in the third quarter of 2010 and experiencing lower net orders and higher home purchase contract cancellations in our third and fourth quarters, in each case compared to a more typical seasonal pattern. With the current difficult market conditions expected to continue into 2011, and the expiration of the federal homebuyer tax credit, we can make no assurances that our historical seasonal patterns will return in the near future if at all.

Failure to comply with the covenants and conditions imposed by the agreements governing our indebtedness could restrict future borrowing or cause our debt to become immediately due and payable.

The indenture governing our outstanding senior notes imposes restrictions on our business operations and activities. Though it does not contain any financial maintenance covenants, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, to engage in sale-leaseback transactions involving property or assets above a specified value, and, as in the case of one of our outstanding senior notes, to engage in mergers, consolidations, and sales of assets. If we fail to comply with these restrictions, the holders of our senior notes could cause our debt to become due and payable prior to maturity or could demand that we compensate them for waiving instances of noncompliance. In addition, a default under any series of our senior notes could cause a default with respect to our other senior notes and result in the acceleration of the maturity of all such defaulted indebtedness.

We participate in certain unconsolidated joint ventures where we may be adversely impacted by the failure of the unconsolidated joint venture or the other partners in the unconsolidated joint venture to fulfill their obligations.

We have investments in and commitments to certain unconsolidated joint ventures with unrelated strategic partners to acquire and develop land and, in some cases, build and deliver homes. To finance these activities, our unconsolidated joint ventures often obtain loans from third-party lenders that are secured by the unconsolidated joint venture’s assets. In certain instances, we and the other partners in an unconsolidated joint venture provide guarantees and indemnities to lenders with respect to the unconsolidated joint venture’s debt, which may be triggered under certain conditions when the unconsolidated joint venture fails to fulfill its obligations under its loan agreements. Because we do not have a controlling interest in these unconsolidated joint ventures, we depend heavily on the other partners in each unconsolidated joint venture to both (a) cooperate and make mutually acceptable decisions regarding the conduct of the business and affairs of the unconsolidated joint venture and (b) ensure that they, and the unconsolidated joint venture, fulfill their respective obligations to us and to third parties. If the other partners in our unconsolidated joint ventures do not provide such cooperation or fulfill these obligations due to their financial condition, strategic business interests (which may be contrary to ours), or otherwise, we may be required to spend additional resources (including payments under the guarantees we have provided to the unconsolidated joint ventures’ lenders) and suffer losses, each of which could be significant. Moreover, our ability to recoup such expenditures and losses by exercising remedies against such partners may be limited due to potential legal defenses they may have, their respective financial condition and other circumstances.

As discussed below under “Part I — Item 3. Legal Proceedings,” we are currently a party to an involuntary bankruptcy case initiated by the lenders to one of these unconsolidated joint ventures, which includes seeking to enforce a guarantee. An unfavorable outcome in this case could have a material adverse effect on our consolidated financial position and results of operations.

The downturn in the housing market and the continuation of the disruptions in the credit markets could limit our ability to access capital and increase our costs of capital or stockholder dilution.

We have historically funded our homebuilding and financial services operations with internally generated cash flows and external sources of debt and equity financing. However, during the present housing downturn, we have relied primarily on the positive operating cash flow we have generated to meet our working capital needs and repay outstanding indebtedness. While we generated positive operating cash flow in recent years, principally through the receipt of federal income tax refunds, and from home and land sales and our efforts to reduce our overhead and operating expenses, the persistent weakness in the housing markets and the disruption in the credit markets since 2008 have reduced the availability and increased the costs to us of other sources of liquidity.

Market conditions may significantly limit our ability to replace or refinance indebtedness, particularly due to the lowering of our senior debt ratings by the three principal nationally recognized registered credit rating agencies, as discussed further below. The terms of potential future issuances of indebtedness by us may be more restrictive than the terms governing our current indebtedness, and the issuance, interest and debt service expenses may be higher. Moreover, due to the deterioration in the credit markets and the uncertainties that exist in the general economy and for homebuilders in particular, we cannot be certain that we would be able to replace existing financing or secure additional sources of financing, if necessary, on terms satisfactory to us or at all. In addition, the significant decline in our stock price since 2006, the ongoing volatility in the stock markets and the reduction in our stockholders’ equity relative to our debt could also impede our access to the equity markets or increase the amount of dilution our stockholders would experience should we seek or need to raise capital through issuance of equity.

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

We may not realize our deferred income tax assets. In addition, our net operating loss carryforwards could be substantially limited if we experience an ownership change as defined in the Internal Revenue Code.

Since the end of our 2007 fiscal year, we have generated significant net operating losses (“NOLs”), and we may generate additional NOLs in 2011. Under federal tax laws, we can use our NOLs (and certain related tax credits) to reduce our future taxable income for up to 20 years, after which they expire for such purposes. Until they expire, we can carry forward our NOLs (and certain related tax credits) that we do not use in any particular year to reduce our taxable income in future years, and we have recorded a valuation allowance against net deferred tax assets representing the NOLs (and certain related tax credits) that we have generated but have not yet realized. At November 30, 2010, we had net deferred tax assets totaling $772.2 million against which we have provided a valuation allowance of $771.1 million. Our ability to realize our net deferred tax assets is based on the extent to which we generate profits and we cannot provide any assurances as to when and to what extent we will generate future taxable income to realize our net deferred tax assets, whether in whole or in part.

In addition, the benefits of our NOLs, built-in losses and tax credits would be reduced or eliminated if we experience an “ownership change,” as determined under Internal Revenue Code Section 382 (“Section 382”). A Section 382 ownership change occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an ownership change occurs, Section 382 would impose an annual limit on the amount of NOLs we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the ownership change (reduced by certain items specified in Section 382) and the federal long-term tax-exempt interest rate in effect for the month of the ownership change. A number of complex rules apply to calculating this annual limit.

While the complexity of Section 382’s provisions and the limited knowledge any public company has about the ownership of its publicly-traded stock make it difficult to determine whether an ownership change has occurred, we currently believe that an ownership change has not occurred. However, if an ownership change were to occur, the annual limit Section 382 may impose could result in a material amount of our NOLs expiring unused. This would significantly impair the value of our NOLs and, as a result, have a negative impact on our consolidated financial position and results of operations.

In 2009, our stockholders approved an amendment to our restated certificate of incorporation that is designed to block transfers of our common stock that could result in an ownership change, and a rights agreement pursuant to which we have issued certain stock purchase rights with terms designed to deter transfers of our common stock that could result in an ownership change. However, these measures cannot guarantee complete protection against an ownership change and it remains possible that one may occur.

We have a substantial amount of indebtedness in relation to our tangible net worth, which may restrict our ability to meet our operational and strategic goals.

As of November 30, 2010, we had total outstanding debt of approximately $1.78 billion and total stockholders’ equity of approximately $631.9 million. The amount of our debt could have important consequences. For example, it could:

•	limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other business needs;

•	limit our ability to renew or, if necessary or desirable, expand the capacity of our letter of credit facilities, and to obtain performance bonds in the ordinary course of our business;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of our debt and reduce our ability to use our cash flow for other purposes;

•	impact our flexibility in planning for, or reacting to, changes in our business;

•	place us at a competitive disadvantage because we have more debt than some of our competitors; and

•	make us more vulnerable in the event of continued weakness or a further downturn in our business or in general economic or housing market conditions.

Our ability to meet our debt service and other obligations will depend on our future performance. Our business is substantially affected by changes in economic cycles. Our revenues, earnings and cash flows vary with the level of general economic activity and competition in the markets in which we operate. Our business could also be affected by financial, political, regulatory, environmental and other factors, many of which are beyond our control. A higher interest rate on our debt could adversely affect our operating results.

Our business may not generate sufficient cash flow from operations and external financing may not be available to us in an amount sufficient to meet our debt service obligations, fulfill the financial or operational obligations we may have under certain unconsolidated joint venture transactions, support our letter of credit facilities (including our cash-collateralized letter of credit facilities with various financial institutions (the “LOC Facilities”)), or to fund our other liquidity or operational needs. Further, if a change of control occurs as defined in the indenture governing our $265.0 million of 9.1% senior notes due 2017 (the “$265 Million Senior Notes”), we would be required to offer to purchase these notes (but not our other outstanding senior notes) at 101% of their principal amount, together with all accrued and unpaid interest, if any. If we are unable to generate sufficient cash flow from operations or have external financing available to us, we may need to refinance all or a portion of our debt obligations on or before maturity, which we may not be able to do on favorable terms or at all, or raise capital through equity issuances that would dilute existing stockholders’ interests.

Our ability to obtain external financing could be adversely affected by a negative change in our credit rating by a third-party rating agency.

Our ability to access external sources of financing on favorable terms is a key factor in our ability to fund our operations and to grow our business. As of the date of this report, our credit rating by Fitch Ratings is BB-, with a stable outlook, and our credit rating by Moody’s Investor Services is B1, with a negative outlook. On July 16, 2010, Standard and Poor’s Financial Services lowered our credit rating to B+ from BB-, though it upgraded its outlook from negative to stable. Further downgrades of our credit rating by any of these principal nationally recognized registered credit rating agencies may make it more difficult and costly for us to access external financing.

We may have difficulty in continuing to obtain the additional financing required to operate and develop our business.

Our homebuilding operations require significant amounts of cash and/or the availability of external financing. While we terminated the Credit Facility in 2010, we established LOC Facilities in order to support certain aspects of our operations in the ordinary course of our business, including our acquisition of land assets and our development of communities. We anticipate that we will need to maintain these facilities in 2011, and, if necessary or desirable, we may in the future seek to expand their capacity or enter into additional such facilities. It is not possible to predict the future terms or availability of additional external capital or for maintaining or, if necessary or desirable, expanding the capacity of the LOC Facilities or entering into additional such facilities. Moreover, our outstanding senior notes contain provisions that may restrict the amount and nature of debt we may incur in the future. There can be no assurance that we can actually borrow additional funds, raise additional capital through other means, or successfully maintain or, if necessary or desirable, expand the capacity of the LOC Facilities or enter into additional such facilities, each of which depends, among other factors, on conditions in the capital markets and our perceived credit worthiness, as discussed above. If conditions in the capital markets change significantly, it could reduce our ability to generate sales and may hinder our future growth and results of operations. Potential federal and state regulations limiting the investment activities of financial institutions, including regulations that have been or may be issued under the recently enacted Dodd-Frank Act, could also impact our ability to obtain additional financing and to maintain or, if necessary or desirable, expand the LOC Facilities or enter into additional such facilities, in each case on favorable terms or at all.

Our results of operations could be adversely affected if we are unable to obtain performance bonds.

In the course of developing our communities, we are often required to provide to various municipalities and other government agencies performance bonds to secure the completion of our projects and to support similar development activities by certain of our unconsolidated joint ventures. Our ability to obtain such bonds and the cost to do so depend on our credit rating, overall market capitalization, available capital, past operational and financial performance, management expertise and other factors, including prevailing surety market conditions, which tightened in 2010 with certain providers exiting the market or substantially reducing their issuances of performance bonds, and the underwriting practices and resources of performance bond issuers. If we are unable to obtain performance bonds when required or the cost or operational restrictions or conditions imposed by issuers to obtain them increases significantly, we may not be able to develop or we may be significantly delayed in developing a community or communities and/or we may incur significant additional expenses, and, as a result, our consolidated financial position, results of operations, cash flows and/or liquidity could be adversely affected.

Changes in accounting standards could affect our reported financial results.

New accounting standards or interpretations of existing standards that may become applicable to us could have a significant effect on our reported results of operations, and may also cause us to incur significant additional expenses in order to comply with them.

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

Item 3.  LEGAL PROCEEDINGS

South Edge, LLC Litigation

On December 9, 2010, certain lenders to South Edge, LLC, a Nevada limited liability company (“South Edge”) filed a Chapter 11 involuntary bankruptcy petition in the United States Bankruptcy Court, District of Nevada, JPMorgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam). KB HOME Nevada Inc., our wholly-owned subsidiary, is a member of South Edge together with other unrelated homebuilders and a third-party property development firm. KB HOME Nevada Inc. holds a 48.5% interest in South Edge. The involuntary bankruptcy petition alleges that South Edge failed to undertake certain development-related activities and to repay amounts due on secured loans that the petitioning lenders (as part of a lending syndicate) made to South Edge in 2004 and 2007, totaling $585.0 million in initial aggregate principal amount (the

“Loans”). At November 30, 2010, the outstanding principal balance of the Loans was approximately $328.0 million. The Loans were used by South Edge to partially finance the purchase and development of the underlying property for a residential community located near Las Vegas, Nevada. The petitioning lenders for the involuntary bankruptcy — JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Crédit Agricole Corporate and Investment Bank — also filed motions to appoint a Chapter 11 trustee for South Edge, and have asserted that, among other actions, the trustee can enforce alleged obligations of the South Edge members to purchase land parcels from South Edge resulting in repayment of the Loans. On January 6, 2011, South Edge filed a motion for the court to dismiss or to abstain from the involuntary bankruptcy petition, and the court scheduled a trial that commenced on January 24, 2011 and is planned to continue until no later than February 4, 2011. The exact timing of the court’s decision on the motion is uncertain.

We, KB HOME Nevada Inc., and the other South Edge members and their respective parent companies each provided certain guaranties to the lenders in connection with the Loans, including a limited several guaranty that, by its terms, purports to guarantee the repayment to the lenders of the Loans certain amounts, including principal and interest, if an involuntary bankruptcy petition is filed against South Edge that is not dismissed within 60 days or for which an order approving relief under bankruptcy law is entered (the “Springing Repayment Guaranty”). If our Springing Repayment Guaranty were enforced, our maximum potential responsibility at November 30, 2010 would have been approximately $180.0 million in aggregate principal amount, plus a potentially significant amount for accrued and unpaid interest and attorneys’ fees in respect of the Loans. This potential Springing Repayment Guaranty obligation, however, does not account for any offsets or defenses that could be available to us to prevent or minimize the impact of its enforcement, or any reduction in the principal balance of the Loans arising from purchases of land parcels from South Edge under authority potentially given to a Chapter 11 trustee (as described above) or otherwise.

The petitioning lenders previously filed a lawsuit in December 2008 against the South Edge members and their respective parent companies (including us and KB HOME Nevada Inc.) (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP)) (the “Lender Litigation”). The Lender Litigation, which, among other things, is seeking to enforce completion guaranties and also to force the South Edge members (including KB HOME Nevada Inc.) to purchase land parcels from and to provide certain financial and other support to South Edge, has been stayed pending the outcome of the involuntary bankruptcy petition. If the involuntary bankruptcy petition is dismissed, we expect the Lender Litigation to resume.

A separate arbitration proceeding was also commenced in May 2009 to address one South Edge member’s claims for specific performance by the other members and their respective parent companies to purchase land parcels from and to make certain capital contributions to South Edge and, in the alternative, damages. On July 6, 2010, the arbitration panel issued a decision denying the specific performance claims and awarding to the claimant total damages of approximately $37.0 million against all of the defendants. The parties involved have appealed the arbitration panel’s decision to the United States Courts of Appeal for the Ninth Circuit, Focus South Group, LLC, et al. v. KB HOME Nevada Inc, et al., (Case No. 10-17562), and the case is pending. If the appeal on the damages awarded by the arbitration panel is denied, KB HOME Nevada Inc. will be responsible for a share of those damages.

While there are defenses to the above legal proceedings, the ultimate resolution of these matters and the timing of such resolutions are uncertain and involve multiple factors. Therefore, a meaningful range of potential outcomes cannot be reasonably estimated at this time. If unfavorable outcomes were to occur, however, there is a possibility that we could incur significant losses in excess of amounts accrued for these matters that could have a material adverse effect on our consolidated financial position and results of operations.

Other Matters

We are also involved in litigation and government proceedings incidental to our business. These proceedings are in various procedural stages and, based on reports of counsel, we believe as of the date of this report that provisions or accruals made for any potential losses (to the extent estimable) are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a materially adverse effect on our consolidated financial position or results of operations. The outcome of any of these proceedings, however, is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they could, individually or in the aggregate, have a materially adverse effect on our consolidated financial position or results of operations.

Item 4.  REMOVED AND RESERVED

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents certain information regarding our executive officers as of December 31, 2010:

			Year	Years
			Assumed	at	Other Positions and Other
			Present	KB	Business Experience within the
Name	Age	Present Position	Position	Home	Last Five Years (a)	From – To

Jeffrey T. Mezger	55	President and Chief Executive Officer (b)	2006	17	Executive Vice President and Chief Operating Officer	1999-2006

Jeff J. Kaminski	49	Executive Vice President and Chief Financial Officer	2010	—	Senior Vice President, Chief Financial Officer and Strategy Board member, Federal-Mogul Corporation (a global supplier of automotive powertrain and safety technologies)	2008-2010
					Senior Vice President, Global Purchasing and Strategy Board Member, Federal-Mogul Corporation	2005-2008

Brian J. Woram	50	Executive Vice President, General Counsel and Secretary	2010	—	Senior Vice President and Chief Legal Officer, H&R Block, Inc. (a provider of tax, banking and business and consulting services)	2009-2010
					Senior Vice President, Chief Legal Officer and Chief Compliance Officer, Centex Corporation (a homebuilder and provider of mortgage banking services)	2005-2009

Glen W. Barnard	66	Senior Vice President, KBnxt Group	2006	12	Regional General Manager	2004-2006

William R. Hollinger	52	Senior Vice President and	2007	23	Senior Vice President and Controller	2001-2006
		Chief Accounting Officer

Thomas F. Norton	40	Senior Vice President, Human Resources	2009	2	Chief Human Resources Officer, BJ’s Restaurants, Inc. (an owner and operator of national full service restaurants)	2006-2009
					Senior Vice President of Human Resources, American Golf Corporation (a worldwide golf course management firm)	2003-2006

(a)	All positions described were with us, unless otherwise indicated.

(b)	Mr. Mezger has served as a director since 2006.

There is no family relationship between any of our executive officers or between any of our executive officers and any of our directors.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2010, there were 775 holders of record of our common stock. Our common stock is traded on the New York Stock Exchange under the ticker symbol “KBH.” The following table presents, for the periods indicated, the price ranges of our common stock, and cash dividends declared and paid per share:

	Year Ended November 30, 2010				Year Ended November 30, 2009
			Dividends	Dividends			Dividends	Dividends
	High	Low	Declared	Paid	High	Low	Declared	Paid

First Quarter	$17.30	$12.54	$.0625	$.0625	$16.38	$8.70	$.0625	$.0625
Second Quarter	20.13	14.07	.0625	.0625	19.61	7.85	.0625	.0625
Third Quarter	14.41	9.43	.0625	.0625	19.00	11.15	.0625	.0625
Fourth Quarter	13.16	10.28	.0625	.0625	20.70	13.37	.0625	.0625

The declaration and payment of cash dividends on shares of our common stock, whether at current levels or at all, are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.

The description of our equity compensation plans required by Item 201(d) of Regulation S-K is incorporated herein by reference to “Part III — Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report.

We did not repurchase any of our equity securities during the fourth quarter of 2010.

Stock Performance Graph

The graph below compares the cumulative total return of KB Home common stock, the S&P 500 Index, the S&P Homebuilding Index and the Dow Jones Home Construction Index for the last five year-end periods ended November 30.

Comparison of Five-Year Cumulative Total Return
Among KB Home, S&P 500 Index, S&P Homebuilding
Index and Dow Jones Home Construction Index

The above graph is based on the KB Home common stock and index prices calculated as of the last trading day before December 1 of the year-end periods presented. As of November 30, 2010, the closing price of KB Home common stock on the New York Stock Exchange was $11.30 per share. On December 31, 2010, our common stock closed at $13.49 per share. The performance of our common stock depicted in the graphs above represents past performance only and is not indicative of future performance. Total return assumes $100 invested at market close on November 30, 2005 in KB Home common stock, the S&P 500 Index, the S&P Homebuilding Index and the Dow Jones Home Construction Index including reinvestment of dividends.

Item 6.  SELECTED FINANCIAL DATA

The data in this table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto. Both are included later in this report.

KB HOME
SELECTED FINANCIAL INFORMATION
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2010	2009	2008	2007	2006

Homebuilding:
Revenues	$1,581,763	$1,816,415	$3,023,169	$6,400,591	$9,359,843
Operating income (loss)	(16,045)	(236,520)	(860,643)	(1,358,335)	570,316
Total assets	3,080,306	3,402,565	3,992,148	5,661,564	7,825,339
Mortgages and notes payable	1,775,529	1,820,370	1,941,537	2,161,794	2,920,334

Financial services:
Revenues	$8,233	$8,435	$10,767	$15,935	$20,240
Operating income	5,114	5,184	6,278	11,139	14,317
Total assets	29,443	33,424	52,152	44,392	44,024

Discontinued operations:
Total assets	$—	$—	$—	$—	$1,394,375

Consolidated:
Revenues	$1,589,996	$1,824,850	$3,033,936	$6,416,526	$9,380,083
Operating income (loss)	(10,931)	(231,336)	(854,365)	(1,347,196)	584,633
Income (loss) from continuing operations	(69,368)	(101,784)	(976,131)	(1,414,770)	392,947
Income from discontinued operations, net of income taxes (a)	—	—	—	485,356	89,404
Net income (loss)	(69,368)	(101,784)	(976,131)	(929,414)	482,351
Total assets	3,109,749	3,435,989	4,044,300	5,705,956	9,263,738
Mortgages and notes payable	1,775,529	1,820,370	1,941,537	2,161,794	2,920,334
Stockholders’ equity	631,878	707,224	830,605	1,850,687	2,922,748

Basic earnings (loss) per share:
Continuing operations	$(.90)	$(1.33)	$(12.59)	$(18.33)	$4.99
Discontinued operations	—	—	—	6.29	1.13

Basic earnings (loss) per share	$(.90)	$(1.33)	$(12.59)	$(12.04)	$6.12

Diluted earnings (loss) per share:
Continuing operations	$(.90)	$(1.33)	$(12.59)	$(18.33)	$4.74
Discontinued operations	—	—	—	6.29	1.08

Diluted earnings (loss) per share	$(.90)	$(1.33)	$(12.59)	$(12.04)	$5.82

Cash dividends declared per common share	$.25	$.25	$.8125	$1.00	$1.00

(a)	Discontinued operations consist only of our former French operations, which have been presented as discontinued operations for all periods presented. Income from discontinued operations, net of income taxes, in 2007 includes a gain of $438.1 million realized on the sale of our former French operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview.  Revenues are generated from our homebuilding operations and our financial services operations. The following table presents a summary of our consolidated results of operations for the years ended November 30, 2010, 2009 and 2008 (in thousands, except per share amounts):

	Years Ended November 30,
	2010	2009	2008

Revenues:
Homebuilding	$1,581,763	$1,816,415	$3,023,169
Financial services	8,233	8,435	10,767

Total	$1,589,996	$1,824,850	$3,033,936

Pretax income (loss):
Homebuilding	$(88,511)	$(330,383)	$(991,749)
Financial services	12,143	19,199	23,818

Total pretax loss	(76,368)	(311,184)	(967,931)
Income tax benefit (expense)	7,000	209,400	(8,200)

Net loss	$(69,368)	$(101,784)	$(976,131)

Basic and diluted loss per share	$(.90)	$(1.33)	$(12.59)

During the year ended November 30, 2010, we and the homebuilding industry continued to face a difficult operating environment amid the ongoing housing downturn that began in mid-2006. This environment, in which there is a persistent oversupply of homes available for sale and soft demand for new homes, was prolonged throughout 2010 by rising sales of lender-owned homes acquired through foreclosures and short sales, generally weak economic conditions, high unemployment, tighter mortgage lending standards and reduced credit availability, muted consumer confidence, intense competition for home sales, and the expiration on April 30 of a federal homebuyer tax credit. These negative factors undermined progress toward broad-based market stabilization and stalled any meaningful recovery in the overall U.S. housing market, despite improved affordability in several markets stemming from lower home selling prices and relatively low residential consumer mortgage interest rates.

Although this environment resulted in our delivering fewer homes and, consequently, generating lower revenues in 2010 compared to 2009, we narrowed our net loss in 2010 by 32% due to a higher housing gross margin and lower overhead costs. In addition, we generated operating income from our homebuilding operations in each of the last two quarters of 2010; achieved year-over-year improvement in our pretax results in each quarter of 2010, extending a trend of such improvement to 11 consecutive quarters; and in the fourth quarter of 2010 generated pretax earnings for the first time in nearly four years. These improved results were largely due to the initiatives we have put into place over the past several quarters to achieve the following three primary integrated strategic goals: restore and maintain the profitability of our homebuilding operations; generate cash and maintain a strong balance sheet; and position our business to capitalize on future growth opportunities. This includes continuing to execute on our KBnxt operational business model; improving and refining our product offerings, including The Open Series, to compete with resale homes and to meet the affordability demands and environmental sustainability concerns of our core customers — first-time, move-up and active adult homebuyers; aligning our overhead to current market conditions while retaining a solid growth platform through a tight focus on controlling costs, improving our operating efficiencies and monitoring local market activity levels and demographic trends; maintaining a strong and liquid balance sheet to allow us to make opportunistic investments in our business; and acquiring attractively-priced new land interests meeting our investment standards in desirable markets with perceived favorable growth prospects. We believe these initiatives have helped position us operationally and financially to be able to generate higher future revenues and sustained profitability as and to the extent housing markets improve over time. Given the present operating environment and our outlook, however, the positive trends in our gross margin and earnings results may not continue in 2011 or to the same degree as in 2010.

In 2010, we continued to make progress toward achieving our highest priority of restoring and maintaining the profitability of our homebuilding operations, as we narrowed our net loss on a year-over-year basis. This result was largely driven by lower pretax, noncash charges for asset impairments and land option contract abandonments, as well as our success in expanding our housing gross margin and reducing our selling, general and administrative expenses.

Our total revenues of $1.59 billion for the year ended November 30, 2010 decreased 13% from $1.82 billion in 2009, which had declined 40% from $3.03 billion in 2008. Revenues decreased in 2010 and 2009 primarily due to lower housing and land sale revenues. The year-over-year decrease in housing revenues in 2010 reflected fewer homes delivered, partly offset by a higher average selling price. In 2009, the decline in housing revenues resulted from a decrease in homes delivered and a lower average selling price. Homes delivered decreased in 2010 and 2009 mainly due to our operating with a strategically lower overall average active community count in each year compared to the previous year, as discussed above under “Part I — Item 1. Business — Strategy.” “Active communities” are those that deliver five or more homes in a quarterly reporting period. The active community count for the year is based on the average of the quarterly reporting periods. Land sale revenues totaled $6.3 million in 2010 compared to $58.3 million in 2009, reflecting a significantly reduced volume of land sales activity.

Our overall average selling price increased in 2010 compared to 2009 primarily due to changes in community and product mix, as we delivered more homes from markets that supported higher selling prices. In 2009, our overall average selling price declined from 2008, reflecting the challenging housing market conditions and intense competition for sales as well as our rollout of new product, including The Open Series, at lower price points compared to our previous product.

Included in our total revenues were financial services revenues of $8.2 million in 2010, $8.4 million in 2009 and $10.8 million in 2008. Financial services revenues decreased in both 2010 and 2009, reflecting fewer homes delivered by our homebuilding operations.

We posted a net loss of $69.4 million, or $.90 per diluted share, in 2010, which narrowed from our net loss of $101.8 million, or $1.33 per diluted share, in 2009. In 2010, our net loss included pretax, noncash charges of $19.9 million for inventory impairments and the abandonment of land option contracts we no longer planned to pursue, an after-tax valuation allowance charge of $26.6 million against net deferred tax assets to fully reserve the tax benefits generated from our net loss for the period, and an income tax benefit of $7.0 million, primarily associated with an increase in the carryback of our 2009 NOLs to offset earnings we generated in 2004 and 2005. The majority of the inventory impairments and land option contract abandonments in 2010 occurred during the first quarter and affected our Central and Southeast reporting segments.

In 2009, our net loss of $101.8 million, or $1.33 per diluted share, was largely due to pretax, noncash charges of $206.7 million for inventory and joint venture impairments and the abandonment of land option contracts. These charges reflected the ongoing weakness in housing market conditions, which depressed asset values. The majority of these charges were associated with our West Coast and Southeast reporting segments. The net loss in 2009 also included an income tax benefit of $209.4 million, which primarily resulted from federal tax legislation enacted in the fourth quarter of 2009 that allowed us to carry back our 2009 NOLs to offset earnings we generated in 2004 and 2005. As a result, we received a federal tax refund of $190.7 million in the first quarter of 2010.

In 2008, we incurred a net loss of $976.1 million, or $12.59 per diluted share, largely due to pretax, noncash charges of $748.6 million for inventory and joint venture impairments and the abandonment of land option contracts, and $68.0 million for goodwill impairments. Most of these charges were associated with our West Coast, Southwest and Southeast reporting segments. The net loss in 2008 also reflected a $355.9 million valuation allowance charge against net deferred tax assets to fully reserve the tax benefits generated from our pretax loss for the period.

Our housing gross margin increased to 17.4% in 2010 from 6.5% in 2009 and negative 7.1% in 2008. We have improved our housing gross margin for the last nine consecutive quarters, as measured on a year-over-year basis. The improvement in our housing gross margin in 2010 compared to 2009 primarily reflected improved operating efficiencies, an increase in the number of homes delivered from our new products, such as The Open Series, which are designed to be built with lower direct construction costs, a decrease in inventory impairment and land option contract abandonment charges, and the impact of inventory impairment charges incurred in prior years, which lowered our land cost basis with respect to the relevant communities. In 2009, the year-over-year increase in our housing gross margin resulted from lower inventory impairment and land option contract abandonment charges and our strategies to reduce direct construction costs and increase our operational efficiencies. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges (as described below under “Non-GAAP Financial Measures”), improved to 18.6% in 2010, compared to 15.5% in 2009 and 10.6% in 2008.

Our backlog at November 30, 2010 was comprised of 1,336 homes, representing projected future housing revenues of approximately $263.8 million, compared to a backlog at November 30, 2009 of 2,126 homes, representing projected future housing revenues of $422.5 million. The number of homes in backlog declined 37% year over year, reflecting a decrease in net orders in the latter half of 2010 and an increase in the percentage of homes delivered from our backlog in the fourth quarter, partly due to improved construction cycle times. The potential future housing revenues in backlog decreased 38% year over year, reflecting the lower level of homes in backlog. Net orders from our homebuilding operations declined 21% to 6,556 in 2010 from 8,341 in 2009 due to a 12% decrease in our overall average active community count, generally weak economic and housing market conditions, a sharp reduction in demand following the April 30, 2010 expiration of the federal homebuyer tax credit, and an increase in our cancellation rate. As a percentage of gross orders, our cancellation rate increased to 28% in 2010, compared to 25% in 2009.

Our cash, cash equivalents and restricted cash totaled $1.02 billion at November 30, 2010, compared to $1.29 billion at November 30, 2009. Our debt balance at November 30, 2010 was $1.78 billion, down from $1.82 billion at November 30, 2009, mainly due to the repayment of mortgages and land contracts due to land sellers and other loans. At November 30, 2010, our ratio of debt to total capital was 73.8%, compared to 72.0% at November 30, 2009. Our ratio of net debt to total capital (as described below under “Non-GAAP Financial Measures”) was 54.5% at November 30, 2010 and 42.9% at November 30, 2009.

Our inventory balance of $1.70 billion at November 30, 2010 was 13% higher than the $1.50 billion balance at November 30, 2009. This increase primarily reflected the results of our land acquisition initiative in 2010, as discussed above under “Part I — Item 1. Business — Strategy.” Through this initiative, we ended our 2010 fiscal year with a geographically diverse land portfolio comprised of 39,540 lots owned or controlled, compared to 37,465 lots owned or controlled at November 30, 2009.

HOMEBUILDING

We have grouped our homebuilding activities into four reportable segments, which we refer to as West Coast, Southwest, Central and Southeast. As of November 30, 2010, our reportable homebuilding segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina, and Virginia.

The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Years Ended November 30,
	2010	2009	2008

Revenues:
Housing	$1,575,487	$1,758,157	$2,940,241
Land	6,276	58,258	82,928

Total	1,581,763	1,816,415	3,023,169

Costs and expenses:
Construction and land costs
Housing	(1,301,677)	(1,643,757)	(3,149,083)
Land	(6,611)	(106,154)	(165,732)

Total	(1,308,288)	(1,749,911)	(3,314,815)
Selling, general and administrative expenses	(289,520)	(303,024)	(501,027)
Goodwill impairment	—	—	(67,970)

Total	(1,597,808)	(2,052,935)	(3,883,812)

Operating loss	$(16,045)	$(236,520)	$(860,643)

Homes delivered	7,346	8,488	12,438

Average selling price	$214,500	$207,100	$236,400

Housing gross margin	17.4%	6.5%	(7.1)%

Selling, general and administrative expenses as a percentage of housing revenues	18.4%	17.2%	17.0%

Operating loss as a percentage of homebuilding revenues	(1.0)%	(13.0)%	(28.5)%

Revenues.  Homebuilding revenues totaled $1.58 billion in 2010, decreasing 13% from $1.82 billion in 2009, which had decreased 40% from $3.02 billion in 2008. The year-over-year decreases in 2010 and 2009 reflected lower housing and land sale revenues.

Housing revenues decreased to $1.58 billion in 2010 compared to $1.76 billion in 2009 and $2.94 billion in 2008. In 2010, housing revenues declined 10% from the previous year due to a 13% decrease in homes delivered, partly offset by a 4% increase in the average selling price. In 2009, housing revenues fell 40% from 2008 due to a 32% decrease in homes delivered and a 12% decline in the average selling price.

In 2010, we delivered 7,346 homes, down from 8,488 homes in 2009. Each of our homebuilding reporting segments delivered fewer homes in 2010 compared to 2009, with decreases ranging from 4% to 27%. The year-over-year decline in the total number of homes delivered in 2010 was principally due to a 12% decrease in the overall average number of active communities we operated and weak demand for new homes. This decline in our overall average active community count reflects the impact of the reduction in our community count that we undertook in prior years, although in 2010 we implemented a targeted land acquisition initiative that is designed to support future growth in our average active community count and our revenues. These actions are further discussed above under “Part I — Item 1. Business — Strategy.”

In 2009, we delivered 8,488 homes, down from 12,438 homes delivered in 2008, with year-over-year decreases in each of our homebuilding reporting segments. The lower delivery volume in 2009 compared to 2008 was mainly due to a 38% reduction in the overall average number of active communities we operated.

The average selling price of our homes rose to $214,500 in 2010 from $207,100 in 2009, reflecting higher average selling prices in three of our four homebuilding reporting segments. Year over year, average selling prices increased 10% in our West Coast segment, 5% in our Central segment and 1% in our Southeast segment. In our Southwest segment, the average selling price for 2010 decreased 8% from 2009. The increase in our overall average selling price was primarily due to changes in our community and product mix, as we delivered more homes from markets that supported higher selling prices.

Our 2009 overall average selling price decreased 12% from $236,400 in 2008 as average selling prices declined 11% in our West Coast segment, 25% in our Southwest segment, 11% in our Central segment and 16% in our Southeast segment. In 2009, selling price declines, which varied depending on local market circumstances, occurred because of difficult economic and job market conditions, intense competition from homebuilders and sellers of existing homes (including lender-owned homes acquired through foreclosures and short sales), and our rollout of new product at price points lower than those of our previous product to meet consumer demand for more affordable homes.

Land sale revenues totaled $6.3 million in 2010, $58.3 million in 2009 and $82.9 million in 2008. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve, and prevailing market conditions. Land sale revenues were more significant in 2009 and 2008 compared to 2010 because we sold a greater volume of land in those years, rather than hold it for future development, as the housing downturn continued and the land no longer fit our marketing strategy.

Operating Loss.  Our homebuilding business generated operating losses of $16.0 million in 2010, $236.5 million in 2009 and $860.6 million in 2008. Our homebuilding operating loss as a percentage of homebuilding revenues was negative 1.0% in 2010, negative 13.0% in 2009, and negative 28.5% in 2008. Homebuilding operating results improved on a percentage basis in 2010 and 2009, mainly due to the increase in our housing gross margin in each of those years.

Within our homebuilding operations, the 2010 operating loss was principally due to pretax, noncash charges of $19.9 million for inventory impairments and land option contract abandonments. In 2009, our homebuilding operating loss was largely due to pretax, noncash charges of $157.6 million for inventory impairments and land option contract abandonments. The 2008 homebuilding operating loss reflected pretax, noncash charges of $520.5 million for inventory impairments and land option contract abandonments and $68.0 million for goodwill impairments, as well as a lower housing gross margin. Inventory impairment charges in 2010, 2009 and 2008 were incurred as a result of persistent increases in housing supply and decreases in demand, both of which put downward pressure on sales prices and, in turn, asset values. During these years, poor market conditions also depressed land values and led us to terminate our land option contracts on projects that no longer met our investment and/or marketing standards.

Our housing gross margin improved by 10.9 percentage points to 17.4% in 2010 from 6.5% in 2009. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, increased by 3.1 percentage points to 18.6% in 2010 from 15.5% in 2009. The year-over-year improvement in our housing gross margin, excluding inventory impairment and land option contract abandonment charges, reflected an increase in homes delivered from our new, value-engineered products, such as The Open Series, which are designed to be built with lower direct construction costs, and improved operating efficiencies. Our housing gross margin in 2010 was also favorably impacted by an increase in homes delivered from communities newly opened during the year, which had a relatively lower land cost basis compared to many of our older communities; an increase in homes delivered from markets that supported higher selling prices; and the impact of inventory impairment charges incurred in prior years, which lowered our land cost basis with respect to the relevant communities. In light of the soft demand and intense competition for sales in the present operating environment, however, we may not experience similar margin improvement in 2011.

In 2009, the homebuilding operating loss was $236.5 million compared to $860.6 million in 2008. As a percentage of homebuilding revenues, our homebuilding operating loss was negative 13.0% in 2009 and negative 28.5% in 2008. The 2009 homebuilding operating loss narrowed from 2008 mainly due to an increase in our housing gross margin, which improved by 13.6 percentage points to 6.5% in 2009 from negative 7.1% in 2008. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, increased by 4.9 percentage points to 15.5% in 2009 from 10.6% in 2008. The year-over-year improvement in our housing gross margin reflected the impact of our delivering more of our new value-engineered product, which helped lower direct construction costs, and increased operating efficiencies. Our margins were also favorably impacted by inventory-related charges incurred in prior periods.

Our land sales generated losses of $.3 million in 2010, $47.9 million in 2009 and $82.8 million in 2008. The land sale losses in 2010, 2009 and 2008 included impairment charges of $.3 million, $10.5 million and $86.2 million, respectively, related to planned future land sales.

We evaluate our land and housing inventory for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”), whenever indicators of potential impairment exist. Based on our evaluations, we recognized pretax, noncash charges for inventory impairments of $9.8 million in 2010, $120.8 million in 2009 and $565.9 million in 2008.

The inventory impairment charges in all three years reflected declining asset values in certain markets due to the challenging economic and housing market conditions. Further deterioration in housing market supply and demand factors may lead to additional impairment charges or cause us to reevaluate our strategy concerning certain assets that could result in future charges associated with land sales or the abandonment of land option contracts.

When we decide not to exercise certain land option contracts due to market conditions and/or changes in marketing strategy, we write off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. We recognized abandonment charges associated with land option contracts of $10.1 million in 2010, $47.3 million in 2009 and $40.9 million in 2008. Inventory impairment and land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.

Selling, general and administrative expenses totaled $289.5 million in 2010, down from $303.0 million in 2009, which had decreased from $501.0 million in 2008. The year-over-year decrease in each period reflected actions we have taken to streamline our organizational structure by consolidating certain homebuilding operations, strategically exiting or winding down activity in certain markets, and reducing our workforce to adjust the size of our operations in line with market conditions. Our selling, general and administrative expenses also decreased in 2010 and 2009 based on the lower volume of homes delivered. A portion of the cost reductions in 2010 and 2009 were related to lower salary and other payroll-related expenses stemming from year-over-year decreases in our personnel count of 7% in 2010 and 24% in 2009. As a percentage of housing revenues, to which these expenses are most closely correlated, selling, general and administrative expenses increased to 18.4% in 2010 from 17.2% in 2009, which had increased slightly from 17.0% in 2008. The percentages increased in 2010 and 2009 because our expense reductions have been outpaced by the corresponding year-over-year declines in our housing revenues.

Goodwill Impairment.  We recorded goodwill in connection with various acquisitions in prior years. Goodwill represented the excess of the purchase price over the fair value of net assets acquired. We tested goodwill for potential impairment annually as of November 30 and between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During 2008, we determined that it was necessary to evaluate goodwill for impairment between annual tests due to deteriorating conditions in certain housing markets and the significant inventory impairments we identified and recognized in that year.

Based on the results of our goodwill impairment evaluations performed in 2008, we determined that all of the goodwill previously recorded was impaired. As a result, we recognized goodwill impairment charges of $24.6 million related to our Central reporting segment and $43.4 million related to our Southeast reporting segment during 2008. These charges were recorded at our corporate level because all goodwill was carried at that level. We had no goodwill balance as of November 30, 2010, November 30, 2009 or November 30, 2008.

Interest Income.  Interest income, which is generated from short-term investments and mortgages receivable, totaled $2.1 million in 2010, $7.5 million in 2009 and $34.6 million in 2008. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of our short-term investments and mortgages receivable, as well as fluctuations in interest rates. Mortgages receivable are primarily related to land sales. The year-over-year decrease in interest income in 2010 was mainly due to lower interest rates. In 2009, the year-over-year decline in interest income reflected a decrease in the average balance of cash and cash equivalents we maintained and lower interest rates.

Interest Expense, Net of Amounts Capitalized/Loss on Early Redemption of Debt.  Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $66.5 million in 2010, $50.8 million in 2009 and $2.6 million in 2008. Interest expense in 2010 included a total of $1.8 million of debt issuance costs written off in connection with our voluntary reduction of the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million and our subsequent voluntary termination of the Credit Facility. The percentage of interest capitalized was 45% in 2010, 57% in 2009 and 98% in 2008. The percentages for 2010 and 2009 decreased from the corresponding year-earlier periods due to the lower amounts of inventory qualifying for interest capitalization. Gross interest incurred during 2010 increased by $2.6 million to $122.2 million, from $119.6 million in 2009 primarily due to the write-off of debt issuance costs and a higher overall average interest rate for borrowings in 2010. Gross interest incurred during 2009 decreased by $36.8 million from $156.4 million in 2008, reflecting comparatively lower overall debt levels in 2009.

In 2009, our loss on early redemption of debt totaled $1.0 million. This amount represented a $3.7 million loss associated with our early redemption of $250.0 million in aggregate principal amount of our $350.0 million of 6 3/8% senior notes due 2011 (the “$350 Million Senior Notes”), partly offset by a gain of $2.7 million associated with our early extinguishment of mortgages and land contracts due to land sellers and other loans. In 2008, our loss on early redemption of debt of $10.4 million was comprised of $7.1 million associated with our redemption of $300.0 million of our 7 3/4% senior subordinated notes due 2010 (the “$300 Million Senior Subordinated Notes”) and $3.3 million associated with an amendment of the Credit Facility, which reduced our aggregate commitment under the Credit Facility.

Equity in Loss of Unconsolidated Joint Ventures.  Our unconsolidated joint ventures operate in various markets, typically where our homebuilding operations are located. These unconsolidated joint ventures posted combined revenues of $122.2 million in 2010, $60.8 million in 2009 and $112.8 million in 2008. The year-over-year increase in unconsolidated joint venture revenues in 2010 was primarily related to the sale of land by an unconsolidated joint venture in our Southeast reporting segment. The year-over-year decrease in unconsolidated joint venture revenues in 2009 was primarily due to a decline in the number of homes delivered by the unconsolidated joint ventures. Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. Our unconsolidated joint ventures delivered 102 homes in 2010, 141 homes in 2009 and 262 homes in 2008, reflecting in part the lower number of unconsolidated joint venture investments we had each year. Our unconsolidated joint ventures generated combined losses of $17.2 million in 2010, $102.9 million in 2009 and $383.6 million in 2008. Our equity in loss of unconsolidated joint ventures totaled $6.3 million in 2010, $49.6 million in 2009 and $152.8 million in 2008. In 2009 and 2008, our equity in loss of unconsolidated joint ventures included charges of $38.5 million and $141.9 million, respectively, to recognize the impairment of certain unconsolidated joint ventures primarily in our West Coast, Southwest and Southeast reporting segments. There were no such charges in 2010.

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

Housing Gross Margin, Excluding Inventory Impairment and Land Option Contract Abandonment Charges.  The following table reconciles our housing gross margin calculated in accordance with GAAP to the non-GAAP financial measure of our housing gross margin, excluding inventory impairment and land option contract abandonment charges (dollars in thousands):

	Years Ended November 30,
	2010	2009	2008

Housing revenues	$1,575,487	$1,758,157	$2,940,241
Housing construction and land costs	(1,301,677)	(1,643,757)	(3,149,083)

Housing gross margin	273,810	114,400	(208,842)
Add: Inventory impairment and land option contract abandonment charges	19,577	157,641	520,543

Housing gross margin, excluding inventory impairment and land option contract abandonment charges	$293,387	$272,041	$311,701

Housing gross margin as a percentage of housing revenues	17.4%	6.5%	(7.1)%
Housing gross margin, excluding inventory impairment and land option contract abandonment charges, as a percentage of housing revenues	18.6%	15.5%	10.6%

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

Ratio of Net Debt to Total Capital.  The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	November 30,
	2010	2009

Mortgages and notes payable	$1,775,529	$1,820,370
Stockholders’ equity	631,878	707,224

Total capital	$2,407,407	$2,527,594

Ratio of debt to capital	73.8%	72.0%

Mortgages and notes payable	$1,775,529	$1,820,370
Less: Cash and cash equivalents and restricted cash	(1,019,878)	(1,289,007)

Net debt	755,651	531,363
Stockholders’ equity	631,878	707,224

Total capital	$1,387,529	$1,238,587

Ratio of net debt to total capital	54.5%	42.9%

The ratio of net debt to total capital is a non-GAAP financial measure, which we calculate by dividing mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, by total capital (mortgages and notes payable, net of homebuilding cash and cash equivalents and restricted cash, plus stockholders’ equity). The most directly comparable GAAP financial measure is the ratio of debt to capital. We believe the ratio of net debt to total capital is a relevant and useful measure to investors in understanding the leverage employed in our operations and as an indicator of our ability to obtain external financing.

HOMEBUILDING SEGMENTS

The following table presents financial information related to our homebuilding reporting segments for the years indicated (in thousands):

	Years Ended November 30,
	2010	2009	2008

West Coast:
Revenues	$700,645	$812,207	$1,055,021
Construction and land costs	(545,983)	(792,182)	(1,202,054)
Selling, general and administrative expenses	(64,459)	(79,659)	(120,446)

Operating income (loss)	90,203	(59,634)	(267,479)
Other, net	(29,953)	(28,808)	(30,568)

Pretax income (loss)	$60,250	$(88,442)	$(298,047)

Southwest:
Revenues	$187,736	$218,096	$618,014
Construction and land costs	(141,883)	(210,268)	(722,643)
Selling, general and administrative expenses	(45,463)	(35,485)	(69,865)

Operating income (loss)	390	(27,657)	(174,494)
Other, net	(16,192)	(20,915)	(37,700)

Pretax loss	$(15,802)	$(48,572)	$(212,194)

	Years Ended November 30,
	2010	2009	2008

Central:
Revenues	$436,404	$434,400	$594,317
Construction and land costs	(364,736)	(391,274)	(570,512)
Selling, general and administrative expenses	(62,550)	(62,645)	(96,306)

Operating income (loss)	9,118	(19,519)	(72,501)
Other, net	(10,890)	(9,863)	(10,288)

Pretax loss	$(1,772)	$(29,382)	$(82,789)

Southeast:
Revenues	$256,978	$351,712	$755,817
Construction and land costs	(245,416)	(346,728)	(808,354)
Selling, general and administrative expenses	(36,055)	(40,092)	(125,798)

Operating loss	(24,493)	(35,108)	(178,335)
Other, net	(18,308)	(43,306)	(80,233)

Pretax loss	$(42,801)	$(78,414)	$(258,568)

The following table presents information concerning our housing revenues, homes delivered and average selling price by homebuilding reporting segment:

		Percentage		Percentage
		of		of
		Total		Total	Average
	Housing	Housing	Homes	Homes	Selling
Years Ended November 30,	Revenues	Revenues	Delivered	Delivered	Price
	(in thousands)

2010
West Coast	$700,645	44%	2,023	27%	$346,300
Southwest	181,917	12	1,150	16	158,200
Central	435,947	28	2,663	36	163,700
Southeast	256,978	16	1,510	21	170,200

Total	$1,575,487	100%	7,346	100%	$214,500

2009
West Coast	$772,886	44%	2,453	29%	$315,100
Southwest	206,747	12	1,202	14	172,000
Central	430,799	24	2,771	33	155,500
Southeast	347,725	20	2,062	24	168,600

Total	$1,758,157	100%	8,488	100%	$207,100

2008
West Coast	$1,054,256	36%	2,972	24%	$354,700
Southwest	548,544	19	2,393	19	229,200
Central	585,826	20	3,348	27	175,000
Southeast	751,615	25	3,725	30	201,800

Total	$2,940,241	100%	12,438	100%	$236,400

West Coast.  Our West Coast segment generated total revenues of $700.7 million in 2010, down 14% from $812.2 million in 2009 mainly due to lower housing revenues. All of this segment’s revenues in 2010 were generated from housing operations. Housing revenues decreased by 9% in 2010 from $772.9 million in 2009 due to an 18% decline in homes delivered, partially offset by a 10% increase in the average selling price. Homes delivered decreased to 2,023 in 2010 from 2,453 homes in 2009, reflecting a 23% year-over-year decline in the overall average number of active communities we operated in this segment. The average selling price increased to $346,300 in 2010 from $315,100 in 2009, mainly due to a change in product mix, somewhat improved operating conditions, and an increase in homes delivered from certain markets within this segment that supported higher selling prices. There were no land sale revenues from this segment in 2010. Land sale revenues totaled $39.3 million in 2009.

This segment posted pretax income of $60.3 million in 2010, compared to a pretax loss of $88.4 million in 2009. Pretax results improved in 2010 compared to 2009 primarily due to a reduction in pretax, noncash charges for inventory impairments and land option contract abandonments and lower selling, general and administrative expenses. Pretax, noncash charges for inventory impairments and land option contract abandonments decreased to $4.6 million in 2010 from $77.6 million in 2009, and were less than 1% of segment total revenues in 2010 and 10% of segment total revenues in 2009. The gross margin improved to 22.1% in 2010 from 2.5% in 2009, reflecting an increase in the average selling price, a decrease in direct construction costs, and lower inventory-related impairment and abandonment charges in 2010. Selling, general and administrative expenses of $64.5 million in 2010 decreased by $15.2 million, or 19%, from $79.7 million in 2009, primarily due to cost reduction initiatives and the lower number of homes delivered. Other, net expenses included no unconsolidated joint venture impairment charges in 2010 and $7.2 million of such charges in 2009.

In 2009, revenues from this segment decreased 23% to $812.2 million from $1.06 billion in 2008 due to lower housing revenues. Housing revenues decreased 26% to $772.9 million in 2009 from $1.05 billion in 2008 as a result of a 17% decrease in homes delivered and an 11% decline in the average selling price. We delivered 2,453 homes at an average selling price of $315,100 in 2009 and 2,972 homes at an average selling price of $354,700 in 2008. The year-over-year decrease in the number of homes delivered was primarily due to a 26% reduction in the overall average number of active communities we operated in the segment. The lower average selling price in 2009 reflected downward pricing pressures resulting from intense competition and our rollout of new product at lower price points compared to those of our previous product. Land sale revenues totaled $39.3 million in 2009 and $.8 million in 2008.

This segment generated pretax losses of $88.4 million in 2009 and $298.0 million in 2008. The pretax loss decreased in 2009 compared to 2008, largely due to a reduction in total charges for inventory impairments and land option contract abandonments. These charges decreased to $77.6 million in 2009 from $246.5 million in 2008, and, as a percentage of segment total revenues were 10% in 2009 and 23% in 2008. The gross margin improved to positive 2.5% in 2009 from negative 13.9% in 2008 due to lower inventory impairment and land option contract abandonment charges, reduced direct construction costs, and improved operating efficiencies. Selling, general and administrative expenses decreased by $40.7 million, or 34%, to $79.7 million in 2009 from $120.4 million in 2008 as a result of operational consolidations, workforce reductions and other cost-saving initiatives. Other, net expenses included unconsolidated joint venture impairments of $7.2 million in 2009 and $43.1 million in 2008.

Southwest.  Total revenues from our Southwest segment decreased 14% to $187.7 million in 2010 from $218.1 million in 2009, mainly due to lower housing revenues. Housing revenues decreased 12% to $181.9 million in 2010 from $206.7 million in 2009, reflecting a 4% decrease in the number of homes delivered and an 8% decline in the average selling price. We delivered 1,150 homes in 2010 compared to 1,202 homes in 2009, principally due to our operating an overall average of 13% fewer active communities in this segment year over year. The average selling price decreased to $158,200 in 2010 from $172,000 in 2009 due to downward pricing pressures from intense competition and our continued rollout of new product at lower price points compared to our previous product. Land sale revenues totaled $5.8 million in 2010 compared to $11.4 million in 2009.

Pretax losses from this segment narrowed to $15.8 million in 2010 from $48.6 million in 2009, largely due to a decrease in pretax, noncash charges for inventory impairments. These charges decreased to $1.0 million in 2010 and represented less than 1% of segment total revenues. In 2009, pretax, noncash inventory impairment charges totaled $28.8 million and represented 13% of segment total revenues. The gross margin improved to 24.4% in 2010 from 3.6% in 2009, reflecting a decrease in direct construction costs and the reduction in inventory impairment charges. Selling, general and administrative expenses increased by $10.0 million, or 28%, to $45.5 million in 2010 from $35.5 million in 2009, mainly due to a charge associated with the writedown of a note receivable, and higher legal and advertising expenses. Other, net expenses included no unconsolidated joint venture impairment charges in 2010 and $5.4 million of such charges in 2009.

In 2009, total revenues from our Southwest segment decreased 65% to $218.1 million from $618.0 million in 2008, primarily due to lower housing revenues. Housing revenues fell 62% to $206.7 million in 2009 from $548.5 million in 2008 due to a 50% decrease in the number of homes delivered and a 25% decline in the average selling price. We delivered 1,202 homes at an average selling price of $172,000 in 2009, and 2,393 homes at an average selling price of $229,200 in 2008. The year-over-year decrease in the number of homes delivered was largely due to a 47% decrease in the overall average number of active communities we operated in this segment. The lower average selling price in 2009 reflected intense pricing pressure stemming from an oversupply of new and resale homes in our served markets in the segment, rising foreclosures and lower demand, as well as our rollout of new product at lower price points compared to our previous product. Revenues from land sales totaled $11.4 million in 2009 compared to $69.5 million in 2008.

Pretax losses from this segment totaled $48.6 million in 2009 and $212.2 million in 2008. The 2009 pretax loss decreased from the prior year principally due to lower charges for inventory impairments and land option contract abandonments. These charges decreased to $28.8 million in 2009 from $160.8 million in 2008, and represented 13% of segment total revenues in 2009 compared to 26% in 2008. The gross margin improved to positive 3.6% in 2009 from negative 16.9% in 2008, mainly due to the reduced inventory impairment charges. Selling, general and administrative expenses decreased by $34.4 million, or 49%, to $35.5 million in 2009 from $69.9 million in 2008, due primarily to overhead reductions and other cost-saving initiatives. Included in other, net expenses were unconsolidated joint venture impairments of $5.4 million in 2009 and $30.4 million in 2008.

Central.  Total revenues from our Central segment increased slightly to $436.4 million in 2010 from $434.4 million in 2009, reflecting higher housing revenues. Housing revenues rose 1% to $435.9 million in 2010 from $430.8 million in 2009, mainly due to a 5% increase in the average selling price, partially offset by a 4% decline in the number of homes delivered. Homes delivered decreased to 2,663 in 2010 from 2,771 in 2009, despite a 4% increase in the overall average number of active communities we operated in this segment. The average selling price rose to $163,700 in 2010 from $155,500 in 2009, primarily due to favorable changes in community and product mix and somewhat improved operating conditions in certain markets within this segment. Land sale revenues totaled $.5 million in 2010 and $3.6 million in 2009.

Pretax losses from this segment totaled $1.8 million in 2010 and $29.4 million in 2009. These pretax results improved in 2010 compared to 2009 largely due to lower pretax, noncash inventory-related charges. The pretax loss in 2010 included $6.9 million of pretax, noncash land option contract abandonment charges, compared to $23.9 million of pretax, noncash inventory impairment charges in 2009. As a percentage of segment total revenues, these pretax, noncash charges were 2% in 2010 and 5% in 2009. The gross margin improved to 16.4% in 2010 from 9.9% in 2009, mainly due to an increase in the average selling price, a decrease in direct construction costs and lower inventory-related charges. Selling, general and administrative expenses totaled $62.6 million in both 2010 and 2009.

In 2009, this segment generated total revenues of $434.4 million, down 27% from $594.3 million in 2008, reflecting lower housing and land sale revenues. Housing revenues declined 26% to $430.8 million in 2009 from $585.8 million in 2008, mainly due to a 17% decrease in homes delivered and an 11% decline in the average selling price. Homes delivered decreased to 2,771 in 2009 from 3,348 homes in 2008, partly due to a 30% year-over-year reduction in the overall average number of active communities we operated in this segment. The average selling price declined to $155,500 in 2009 from $175,000 in 2008, reflecting downward pricing pressure due to highly competitive conditions, and our rollout of lower-priced new product. Land sale revenues totaled $3.6 million in 2009 and $8.5 million in 2008.

This segment posted pretax losses of $29.4 million in 2009 and $82.8 million in 2008. The loss decreased in 2009 compared to 2008 largely due to lower inventory impairment charges. These charges decreased to $23.9 million in 2009 compared to $51.5 million in 2008. As a percentage of segment total revenues, inventory impairment charges were 5% in 2009 and 9% in 2008. The gross margin improved to 9.9% in 2009 from 4.0% in 2008, mainly due to lower inventory impairment charges and lower direct construction costs. Selling, general and administrative expenses decreased by $33.7 million, or 35%, to $62.6 million in 2009 from $96.3 million in 2008, as a result of the steps we had taken to align our overhead costs with market conditions in this segment. Other, net expenses included no unconsolidated joint venture impairment charges in 2009 and $2.6 million of such charges in 2008.

Southeast.  Our Southeast segment generated total revenues of $257.0 million in 2010, down 27% from $351.7 million in 2009, primarily due to lower housing revenues. All of this segment’s revenues in 2010 were generated from housing operations. In 2010, housing revenues declined 26% from $347.7 million in 2009 due to a 27% decrease in homes delivered, partly offset by an 1% increase in the average selling price. We delivered 1,510 homes in 2010 compared to 2,062 homes in 2009, reflecting a 19% reduction in the overall average number of active communities we operated in this segment. The average selling price rose to $170,200 in 2010 from $168,600 in 2009, principally due to a change in community and product mix. There were no land sale revenues in 2010. Land sale revenues totaled $4.0 million in 2009.

This segment posted pretax losses of $42.8 million in 2010 and $78.4 million in 2009. The pretax loss narrowed on a year-over-year basis, primarily due to the decline in total pretax, noncash charges for inventory impairments and land option contract abandonments, which decreased to $7.5 million in 2010 from $37.8 million in 2009. As a percentage of segment total revenues, these charges were 3% in 2010 and 11% in 2009. The gross margin improved to 4.5% in 2010 from 1.4% in 2009, largely due to the reduction in pretax, noncash charges for inventory impairments and land option contract abandonments and the slight increase in the average selling price. Selling, general and administrative expenses decreased by $4.0 million, or 10%, to $36.1 million in 2010 from $40.1 million in 2009 as a result of our actions to reduce overhead in line with market conditions in this segment. Other, net expenses included no unconsolidated joint venture impairment charges in 2010 and $25.9 million of such charges in 2009.

In 2009, this segment generated total revenues of $351.7 million in 2009, down 53% from $755.8 million in 2008, primarily due to a decrease in housing revenues. In 2009, housing revenues declined 54% to $347.7 million from $751.6 million in 2008 as a result of a 45% decrease in homes delivered and a 16% decline in the average selling price. We delivered 2,062 homes in 2009 compared to 3,725 homes in 2008, reflecting a 48% reduction in the overall average number of active communities we operated. The average selling price fell to $168,600 in 2009 from $201,800 in 2008, due to downward pricing pressure from highly competitive conditions and our rollout of new product at lower price points compared to our previous product. Revenues from land sales totaled $4.0 million in 2009 and $4.2 million in 2008.

This segment posted pretax losses of $78.4 million in 2009 and $258.6 million in 2008. The year-over-year decrease in the pretax loss primarily reflected lower total charges for inventory impairments and land option contract abandonments, which decreased to $37.8 million in 2009 from $148.0 million in 2008. As a percentage of segment total revenues, these charges were 11% in 2009 and 20% in 2008. The gross margin improved to positive 1.4% in 2009 from negative 7.0% in 2008, mainly due to the lower level of inventory impairment and land option contract abandonment charges. Selling, general and administrative expenses decreased by $85.7 million, or 68%, to $40.1 million in 2009 from $125.8 million in 2008 as a result of our actions to reduce overhead in line with market conditions in this segment. Included in other, net expenses were unconsolidated joint venture impairments of $25.9 million in 2009 and $65.7 million in 2008.

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

The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Years Ended November 30,
	2010	2009	2008

Revenues	$8,233	$8,435	$10,767
Expenses	(3,119)	(3,251)	(4,489)
Equity in income of unconsolidated joint venture	7,029	14,015	17,540

Pretax income	$12,143	$19,199	$23,818

Total originations (a):
Loans	5,706	7,170	10,141
Principal	$1,092,508	$1,317,904	$2,073,382
Percentage of homebuyers using KBA Mortgage	82%	84%	80%
Loans sold to third parties (a):
Loans	5,850	6,967	11,289
Principal	$1,092,739	$1,275,688	$2,328,702

(a)	Loan originations and sales occur within KBA Mortgage.

Revenues.  Our financial services operations generate revenues primarily from the following sources: interest income, title services, and insurance commissions. Financial services revenues totaled $8.2 million in 2010, $8.4 million in 2009 and $10.8 million in 2008. The year-over-year decrease in financial services revenues in 2010 was primarily due to lower revenues from title services as a result of our homebuilding operations delivering fewer homes. In 2009, the year-over-year decline in financial services revenues was mainly due to lower revenues from title and insurance services, also reflecting in each case fewer homes delivered from our homebuilding operations.

Financial services revenues included a nominal amount of interest income in 2010 and 2009 and $.2 million of interest income in 2008, which was earned primarily from money market deposits. Financial services revenues also included revenues from title services and insurance commissions totaling $8.2 million in 2010, $8.4 million in 2009 and $10.6 million in 2008.

Expenses.  General and administrative expenses totaled $3.1 million in 2010, $3.2 million in 2009 and $4.5 million in 2008. In 2010, these expenses decreased slightly from 2009 corresponding to the slight decrease in revenues. The year-over-year decreases in general and administrative expenses primarily reflect the actions we have taken to reduce overhead in our financial services operations.

Equity in Income of Unconsolidated Joint Venture.  The equity in income of unconsolidated joint venture of $7.0 million in 2010, $14.0 million in 2009 and $17.5 million in 2008 related to our 50% interest in KBA Mortgage. The year-over-year decreases in unconsolidated joint venture income in 2010 and 2009 were mainly due to declines in the number of loans originated by KBA Mortgage, reflecting in large part the lower volume of homes we delivered in each year. The year-over-year decline in unconsolidated joint venture income in 2009 was also due to a decrease in average loan size as a result of the generally lower average selling prices of our homes compared to 2008. KBA Mortgage originated 5,706 loans in 2010, 7,170 loans in 2009 and 10,141 loans in 2008. The percentage of our homebuyers using KBA Mortgage as a loan originator was 82% in 2010, 84% in 2009 and 80% in 2008.

The equity in income of unconsolidated joint venture in 2008 was affected by KBA Mortgage’s adoption of Topic 5DD (formerly Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings”) and the provisions as required by Accounting Standards Codification Topic No. 825, “Financial Instruments” (“ASC 825”). Topic 5DD expresses the current view of the SEC that, consistent with the guidance in Accounting Standards Codification Topic No. 860, “Transfers and Servicing” and ASC 825, the expected net future cash flows related to the associated servicing of loans should be included in the measurement of the fair value of all written loan commitments that are accounted for at fair value through earnings. ASC 825 permits entities to choose to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Under ASC 825, KBA Mortgage elected the fair value option for residential consumer mortgage loans held for sale that were originated subsequent to February 29, 2008. As a result of KBA Mortgage’s adoption of Topic 5DD and ASC 825, our equity in income of unconsolidated joint venture of the financial services segment increased by $1.7 million in 2008.

INCOME TAXES

We recognized an income tax benefit of $7.0 million in 2010, compared to an income tax benefit of $209.4 million in 2009 and income tax expense of $8.2 million in 2008. The income tax benefit in 2010 reflected the recognition of a $5.4 million federal income tax benefit from an additional carryback of our 2009 NOLs to offset earnings we generated in 2004 and 2005, and the reversal of a $1.6 million liability for unrecognized tax benefits due to the status of federal and state tax audits. The income tax benefit in 2009 resulted primarily from the recognition of a $190.7 million federal income tax benefit based on the carryback of our 2009 NOLs to offset earnings we generated in 2004 and 2005, and the reversal of a $16.3 million liability for unrecognized federal and state tax benefits due to the status of federal and state tax audits. The income tax expense in 2008 was mainly due to the disallowance of tax benefits related to our 2008 loss as a result of a full valuation allowance. Due to the effects of our deferred tax asset valuation allowance, carryback of NOLs, and changes in our unrecognized tax benefits, our effective tax rates in 2010, 2009 and 2008 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax losses for those periods.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code to extend the permitted carryback period for offsetting certain NOLs against earnings from two years to up to five years. Due to this federal tax legislation, we were able to carry back our 2009 NOLs to offset earnings we generated in 2004 and 2005. As a result, we filed an application for a federal tax refund of

$190.7 million and reflected this amount as a receivable in our consolidated balance sheet as of November 30, 2009. We received the cash proceeds from the refund in the first quarter of 2010. In September 2010, we filed an amended application for a federal tax refund to carry back an additional amount of our 2009 NOLs to offset earnings we generated in 2004 and 2005. The amended application generated a refund in the amount of $5.4 million, and we received the cash proceeds of this refund in the fourth quarter of 2010.

Since 2007, due to the prolonged housing downturn, the asset impairment and land option contract abandonment charges we have incurred and the NOLs we have posted, we have generated substantial deferred tax assets and established a corresponding valuation allowance against certain of those deferred tax assets. In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2010, we recorded a net increase of $21.1 million to the valuation allowance against net deferred tax assets. The net increase was comprised of a $26.6 million valuation allowance recorded against the net deferred tax assets generated from the loss for the year, partially offset by the $5.4 million federal income tax benefit from the additional carryback of our 2009 NOLs to offset earnings we generated in 2004 and 2005.

During the first nine months of 2009, we recognized a net increase of $67.5 million in the valuation allowance. This increase reflected the net impact of an $89.9 million valuation allowance recorded during the first nine months of 2009, partly offset by a reduction of deferred tax assets due to the forfeiture of certain equity-based awards. In the fourth quarter of 2009, we recognized a decrease in the valuation allowance of $196.3 million primarily due to the benefit derived from the carryback of our 2009 NOLs to offset earnings we generated in 2004 and 2005. As a result, the net decrease in the valuation allowance for the year ended November 30, 2009 totaled $128.8 million. The decrease in the valuation allowance was reflected as a noncash income tax benefit of $130.7 million and a noncash charge of $1.9 million to accumulated other comprehensive loss. During 2008, we recorded a valuation allowance of $355.9 million against our net deferred tax assets. The valuation allowance was reflected as a noncash charge of $358.2 million to income tax expense and a noncash benefit of $2.3 million to accumulated other comprehensive loss (as a result of an adjustment made in accordance with the adoption of provisions of Accounting Standards Codification Topic No. 715, “Compensation — Retirement Benefits” (“ASC 715”)). The majority of the tax benefits associated with our net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income.

Our net deferred tax assets totaled $1.1 million at both November 30, 2010 and 2009. The deferred tax asset valuation allowance increased to $771.1 million at November 30, 2010 from $750.0 million at November 30, 2009, reflecting the impact of the $21.1 million net increase in the valuation allowance recorded in 2010 described above.

The benefits of our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of November 30, 2010, we do not believe we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.

LIQUIDITY AND CAPITAL RESOURCES

Overview.  We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing.

During the period from mid-2006 through 2009, amid challenging conditions in the housing market, we focused on generating cash by exiting or reducing our investments in certain markets, selling land positions and interests, and improving the financial performance of our homebuilding operations. The cash generated from these efforts improved our liquidity, enabled us to reduce debt levels and strengthened our consolidated financial position. Based on the prolonged housing downturn and our goals of maintaining a strong and liquid balance sheet and positioning our business to capitalize on future growth opportunities, in 2010, we continued to manage our use of cash to operate our business and we made strategic acquisitions of attractive land assets that met our investment and marketing standards. We ended our 2010 fiscal year with $1.02 billion of cash and cash equivalents and restricted cash, compared to $1.29 billion at November 30, 2009. The majority of our cash and cash equivalents were invested in money market accounts and U.S. government securities. Depending on housing market conditions in 2011, we plan to use a portion of our unrestricted cash to acquire additional land assets and increase our active community count.

Capital Resources.  At November 30, 2010, we had $1.78 billion of mortgages and notes payable outstanding compared to $1.82 billion outstanding at November 30, 2009, reflecting the repayment of mortgages and land contracts due to land sellers and other loans during 2010.

Our financial leverage, as measured by the ratio of debt to total capital, was 73.8% at November 30, 2010, compared to 72.0% at November 30, 2009. The increase in our financial leverage primarily reflected the decrease in our stockholders’ equity as a result of net losses and inventory impairment and land option contract abandonment charges we incurred in 2010. Our ratio of net debt to total capital at November 30, 2010 was 54.5%, compared to 42.9% at November 30, 2009.

At November 30, 2009, we maintained the Credit Facility with a syndicate of lenders that was scheduled to mature in November 2010. Anticipating that we would not need to borrow under the Credit Facility before its scheduled maturity and to trim the costs associated with maintaining it, effective December 28, 2009, we voluntarily reduced the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million, and effective March 31, 2010, we voluntarily terminated the Credit Facility.

With the Credit Facility’s termination, we proceeded to enter into the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of November 30, 2010, $87.5 million of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the financial institutions as collateral for our letters of credit outstanding. As of November 30, 2010, the amount of cash maintained for the LOC Facilities totaled $88.7 million and was included in restricted cash on our consolidated balance sheet as of that date. In 2011, we may maintain or, if necessary or desirable, enter into additional or expanded letter of credit facilities with the same or other financial institutions.

Under the terms of the Credit Facility, we were required, among other things, to maintain a minimum consolidated tangible net worth and certain financial statement ratios, and were subject to limitations on acquisitions, inventories and indebtedness. As a result of the Credit Facility’s termination, these restrictions and requirements are no longer in effect. In addition, the termination of the Credit Facility released and discharged six of our subsidiaries from guaranteeing any obligations with respect to our senior notes (the “Released Subsidiaries”). Three of our subsidiaries (the “Guarantor Subsidiaries”) continue to provide a guarantee with respect to our senior notes.

In addition to the cash deposits maintained for the LOC Facilities, restricted cash on our consolidated balance sheet at November 30, 2010 included $26.8 million of cash in an escrow account required as collateral for a surety bond.

The indenture governing our senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit our ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike our other senior notes, the terms governing our $265 Million Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets.

As of November 30, 2010, we were in compliance with the applicable terms of all of our covenants under our senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to secure future debt financing may depend in part on our ability to remain in such compliance.

As further discussed below under “Off-Balance Sheet Arrangements,” various financial and non-financial covenants apply to the outstanding debt of our unconsolidated joint ventures, and a failure of such an unconsolidated joint venture to comply with any applicable debt covenants could result in a default and cause lenders to seek to enforce guarantees, if applicable, provided by us and/or our corresponding unconsolidated joint venture partner(s). As discussed above under “Part I — Item 3. Legal Proceedings,” we are currently party to an involuntary bankruptcy case initiated by the lenders to one of these unconsolidated joint ventures, which may impact the enforcement of a guarantee. An unfavorable outcome in this case could have a material adverse effect on our consolidated financial position and results of operations.

Depending on available terms, we also finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At November 30, 2010, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $118.1 million, secured primarily by the underlying property, which had a carrying value of $161.9 million.

Consolidated Cash Flows.   Operating, investing and financing activities used net cash of $269.5 million in 2010 and $202.2 million in 2008. These activities provided net cash of $36.4 million in 2009.

Operating Activities.  Operating activities used net cash of $133.9 million in 2010 and provided net cash of $349.9 million in 2009. The year-over-year change in net operating cash flows was largely due to an increase in inventories in 2010, reflecting land acquisition activity undertaken as part of our strategy to restore our homebuilding operations to profitability, as discussed above under “Part I — Item 1. Business — Strategy.” In contrast, in 2009, we strategically reduced our inventories and limited land purchase activity to align our operations with the prevailing market conditions during that period and to support our balance sheet goals. As noted above under “Overview,” we may use a portion of our unrestricted cash in 2011 to acquire additional land assets and increase our active community count, depending on market conditions.

Our uses of operating cash in 2010 included a net increase in inventories of $129.3 million (excluding inventory impairments and land option contract abandonments, $55.2 million of inventories acquired through seller financing and a decrease of $41.6 million in consolidated inventories not owned) in conjunction with our land asset acquisition activities, a decrease in accounts payable, accrued expenses and other liabilities of $199.2 million, a net loss of $69.4 million, and other operating uses of $1.7 million. Partially offsetting the cash used was a decrease in receivables of $211.3 million, mainly due to a $190.7 million federal income tax refund we received during the first quarter of 2010 as a result of the carryback of our 2009 NOLs to offset earnings we generated in 2004 and 2005.

In 2009, operating cash was provided by a net decrease in inventories of $433.1 million (excluding inventory impairments and land option contract abandonments, $16.2 million of inventories acquired through seller financing, a decrease of $45.3 million in consolidated inventories not owned, and an increase of $97.6 million in inventories in connection with the consolidation of certain previously unconsolidated joint ventures), other operating sources of $8.3 million and various noncash items added to the net loss for the year. The cash provided in 2009 was partly offset by a decrease in accounts payable, accrued expenses and other liabilities of $252.6 million and a net loss of $101.8 million.

In 2008, operating cash was provided by a net decrease in inventories of $545.9 million (excluding inventory impairments and land option contract abandonments, $90.0 million of inventories acquired through seller financing and a decrease of $143.1 million in consolidated inventories not owned), other operating sources of $32.6 million and various noncash items added to the net loss for the year. Partially offsetting the cash provided in 2008 was a net loss of $976.1 million, a decrease in accounts payable, accrued expenses and other liabilities of $282.8 million and an increase in receivables of $60.6 million.

Investing Activities.  Investing activities used net cash of $16.1 million in 2010, $21.3 million in 2009 and $52.5 million in 2008. In 2010, cash of $15.7 million was used for investments in unconsolidated joint ventures and $.4 million was used for net purchases of property and equipment. The year-over-year decreases in cash used for investing activities in 2010 and 2009 were primarily due to a reduction in our investments and participation in unconsolidated joint ventures each year. In 2009, $19.9 million of cash was used for investments in unconsolidated joint ventures and $1.4 million of cash was used for net purchases of property and equipment. In 2008, $59.6 million of cash used for investments in unconsolidated joint ventures was partially offset by $7.1 million provided from net sales of property and equipment.

Financing Activities.  Net cash used for financing activities totaled $119.5 million in 2010, $292.2 million in 2009 and $491.0 million in 2008. We used a larger amount of cash for financing activities in 2009 than in 2010 primarily due to our repayment of $200.0 million in aggregate principal amount of 8 5/8% senior subordinated notes upon their scheduled maturity in December 2008. In 2009, our uses of financing cash decreased from the prior year due to cash required to establish an interest reserve account in connection with the Credit Facility in 2008 (which was restricted cash) and the higher amount of dividends paid on our common stock in 2008.

In 2010, cash was used for net payments on mortgages and land contracts due to land sellers and other loans of $101.2 million, dividend payments on our common stock of $19.2 million, an increase in the restricted cash balance of $1.2 million, and repurchases of common stock of $.4 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. The cash used was partially offset by $1.9 million provided from the issuance of common stock under employee stock plans and $.6 million from excess tax benefits associated with the exercise of stock options.

As with the dividends on our common stock paid in 2009, our board of directors declared four quarterly cash dividends of $.0625 per share of common stock during 2010. The last of these was paid on November 18, 2010 to shareholders of record on November 4, 2010. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.

In 2009, cash was used for the repayment of $250.0 million in aggregate principal amount of the $350 Million Senior Notes and the $200.0 million in aggregate principal amount of 8 5/8% senior subordinated notes due December 15, 2008 upon their maturity, payments of $79.0 million on mortgages and land contracts due to land sellers and other loans, dividend payments on our common stock of $19.1 million, payment of senior notes issuance costs of $4.3 million, and repurchases of common stock of $.6 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $259.7 million of cash provided from the issuance of the $265 Million Senior Notes, $3.1 million of cash provided from the issuance of common stock under employee stock plans and $1.1 million of cash provided from a reduction in the balance of cash deposited in an interest reserve account we established in connection with the Credit Facility (which was restricted cash).

In 2008, cash was used for the early redemption of the $300 Million Senior Subordinated Notes, to establish an interest reserve account with a balance of $115.4 million in connection with the Credit Facility (which was restricted cash), dividend payments on our common stock of $63.0 million, net payments on mortgages and land contracts due to land sellers and other loans of $12.8 million and repurchases of common stock of $1.0 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. These uses of cash were partly offset by $7.0 million provided from the issuance of common stock under our employee stock plans.

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

Share Repurchase Program.   At November 30, 2010, we were authorized to repurchase four million shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in 2010. We have not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.

In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, we believe we have adequate resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, consistent with our investment, marketing and operational standards, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business, both on a short- and long-term basis. Although our land asset acquisition and development activities will remain subject to market conditions in 2011, we are analyzing potential acquisitions and will use our present financial position and cash resources to purchase assets in desirable, long-term markets when the prices, timing and strategic fit meet our investment and marketing standards. We may also use or redeploy our cash or engage in other financial transactions in 2011 to modify our overall debt structure to, among other things, reduce our financial leverage and interest costs.

OFF-BALANCE SHEET ARRANGEMENTS

We have investments in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. We entered into these unconsolidated joint ventures in previous years to reduce or share market and development risks and increase the number of our owned and controlled homesites. In some instances, participating in unconsolidated joint ventures has enabled us to acquire and develop land that we might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While we have viewed our participation in unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view such participation as essential and have unwound our participation in a number of unconsolidated joint ventures in the past few years.

We and/or our unconsolidated joint venture partners typically have obtained options or entered into other arrangements to have the right to purchase portions of the land held by certain of the unconsolidated joint ventures. When an unconsolidated joint venture sells land to our homebuilding operations, we defer recognition of our share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint venture.

We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $789.4 million at November 30, 2010 and $921.5 million at November 30, 2009. Our investment in these unconsolidated joint ventures totaled $105.6 million at November 30, 2010 and $119.7 million at November 30, 2009.

The unconsolidated joint ventures have financed land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Our unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $327.9 million at November 30, 2010 and $469.1 million at November 30, 2009. South Edge accounted for all or most of those outstanding debt amounts.

In certain instances, we and/or our partner(s) in an unconsolidated joint venture have provided completion and/or carve-out guaranties. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute equity to an unconsolidated joint venture to enable it to fund its completion obligations. Our potential responsibility under our completion guarantees, if triggered, is highly dependent on the facts of a particular case. A carve-out guaranty generally refers to the payment of (i) losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project, or (ii) outstanding principal and interest and certain other amounts owed to lenders upon the filing by an unconsolidated joint venture of a voluntary bankruptcy petition or, in certain circumstances, the filing of an involuntary bankruptcy petition.

In addition to the above-described guarantees, we have also provided a Springing Repayment Guaranty to the lenders to South Edge. The Springing Repayment Guaranty and certain legal proceedings regarding South Edge are discussed further below in Note 15. Legal Matters in the Notes to Consolidated Financial Statements in this report. The lenders to one of our other unconsolidated joint ventures have filed a lawsuit against some of the unconsolidated joint venture’s members and certain of those members’ parent companies seeking to recover damages under completion guarantees, among other claims (Wachovia Bank, N.A. v. Focus Kyle Group LLC, et al. U.S. District Court, Southern District of New York (Case No. 08-cv-8681 (LTS)(GWG))). We and the other parent companies, together with the members, are defending the lawsuit.

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”), which provided amendments to Accounting Standards Codification No. 810, “Consolidation” (“ASC 810”) to reflect the revised guidance. The amendments to ASC 810 replaced the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (i) the obligation to absorb losses of the VIE or (ii) the right to receive benefits from the VIE. The amendments also require additional disclosures about a reporting entity’s involvement with VIEs. We adopted the amended provisions of ASC 810 effective December 1, 2009. The adoption of the amended provisions of ASC 810 did not have a material effect on our consolidated financial position or results of operations.

Our investments in joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at November 30, 2010 and November 30, 2009 were determined under the provisions of ASC 810 applicable at each such date to be unconsolidated joint ventures, either because they were not VIEs or, if they were VIEs, we were not the primary beneficiary of the VIEs.

In the ordinary course of our business, we enter into land option contracts, or similar contracts, to procure land for the construction of homes. The use of such land option and other similar contracts generally allows us to reduce the market risks associated with direct land ownership and development, reduces our capital and financial commitments, including interest and other carrying costs, and minimizes the amount of our land inventories on our consolidated balance sheets. Under such contracts, we will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for us, with the land seller being identified as a VIE.

In compliance with ASC 810, we analyze our land option and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. As a result of our analyses, we determined that as of November 30, 2010 we were not the primary beneficiary of any VIEs from which we are purchasing land under land option and other similar contracts. Since adopting the amended provisions of ASC 810, in determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.

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

As of November 30, 2010, we had cash deposits totaling $2.6 million associated with land option and other similar contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $86.1 million, and had cash deposits totaling $12.2 million associated with land option and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $274.3 million.

We also evaluate our land option and similar contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $15.5 million at November 30, 2010 and $36.1 million at November 30, 2009.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents our future cash requirements under contractual obligations as of November 30, 2010 (in millions):

	Payments due by Period
	Total	2011	2012-2013	2014-2015	Thereafter

Contractual obligations:
Long-term debt	$1,775.5	$204.3	$13.7	$998.3	$559.2
Interest	578.3	110.5	212.0	157.3	98.5
Operating lease obligations	31.7	9.4	15.3	7.0	—

Total (a)	$2,385.5	$324.2	$241.0	$1,162.6	$657.7

(a)	Total contractual obligations exclude our accrual for uncertain tax positions recorded for financial reporting purposes as of November 30, 2010 because we are unable to make a reasonable estimate of cash settlements with the respective taxing authorities for all periods presented. We anticipate potential cash settlement requirements for 2011 to range from $2.0 million to $3.0 million.

We are often required to obtain performance bonds and letters of credit in support of our obligations to various municipalities and other government agencies in connection with community improvements such as roads, sewers and water, and to support similar development activities by certain of our unconsolidated joint ventures. At November 30, 2010, we had $414.3 million of performance bonds and $87.5 million of letters of credit outstanding. At November 30, 2009, we had $539.7 million of performance bonds and $175.0 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, we would be obligated to reimburse the issuer of the performance bond or letter of credit. We do not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, we are released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligation is completed.

CRITICAL ACCOUNTING POLICIES

Discussed below are accounting policies that we believe are critical because of the significance of the activity to which they relate or because they require the use of significant judgment in their application.

Homebuilding Revenue Recognition.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, revenues from housing and other real estate sales are recognized in accordance with ASC 360 when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a sufficient down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

Inventories and Cost of Sales.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, housing and land inventories are stated at cost, unless the carrying amount is determined not to be recoverable, in which case the inventories are written down to fair value in accordance with ASC 360. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with the real estate assets, or other valuation techniques. Due to uncertainties in the estimation process, it is possible that actual results could differ from those estimated. Our inventories typically do not consist of completed projects. However, order cancellations or strategic considerations may result in our having a relatively small amount of inventory of constructed or partially constructed unsold homes. In 2010, we had slightly more standing inventory than we have had historically, as discussed above under “Part I — Item 1. Business — Community Development and Land Inventory Management.”

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

A real estate asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. The discount rates used in our estimated discounted cash flows ranged from 17% to 20% during 2010 and from 10% to 22% during 2009 and 2008. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each land parcel or community and may vary among land parcels or communities.

Based on the results of our evaluations, we recognized pretax, noncash inventory impairment charges of $9.8 million in 2010 corresponding to eight communities or land parcels with a post-impairment fair value of $11.6 million. In 2009, we recognized pretax, noncash inventory impairment charges of $120.8 million corresponding to 61 communities or land parcels with a post-impairment fair value of $129.0 million.

As of November 30, 2010, the aggregate carrying value of inventory that had been impacted by pretax, noncash inventory impairment charges was $418.5 million, representing 72 communities and various other land parcels. As of November 30, 2009, the aggregate carrying value of inventory that had been impacted by pretax, noncash inventory impairment charges was $603.9 million, representing 128 communities and various other land parcels.

Our optioned inventory is assessed to determine whether it continues to meet our investment and marketing standards. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in marketing strategy, we write off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of our assessments, we recognized land option contract abandonment charges of $10.1 million in 2010 corresponding to 1,007 lots. In 2009, we recognized land option contract abandonment charges of $47.3 million corresponding to 1,362 lots.

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

We believe the carrying value of our remaining inventory is recoverable. In addition to the factors and trends incorporated in our impairment analyses, we consider, as applicable, the specific regulatory environment, competition from other homebuilders, the impact of the resale and foreclosure markets, and the local economic conditions where an asset is located in assessing the recoverability of each asset remaining in our inventory. However, if conditions in the overall housing market or in specific markets worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our fair value calculations, or if there are material changes in the other items we consider in assessing recoverability, we may need to take additional charges in future periods for inventory impairments or land option contract abandonments, or both, related to existing assets. Any such noncash charges would have an adverse effect on our consolidated financial position and results of operations and may be material.

Fair Value Measurements.  As discussed in Note 7. Fair Value Disclosures in the Notes to Consolidated Financial Statements in this report, Accounting Standards Codification Topic No. 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) defines fair value, provides a framework for measuring the fair value of assets and liabilities under GAAP and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value may not be recoverable. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets, or other valuation techniques. Due to uncertainties in the estimation process, it is possible that actual results could differ from those estimates.

Our financial instruments consist of cash and cash equivalents, restricted cash, mortgages and notes receivable, senior notes, and mortgages and land contracts due to land sellers and other loans. Fair value measurements of financial instruments are determined by various market data and other valuation techniques as appropriate. When available, we use quoted market prices in active markets to determine fair value.

Warranty Costs.  As discussed in Note 14. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we provide a limited warranty on all of our homes. The specific terms and conditions of warranties vary depending upon the market in which we do business. We generally provide a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. We estimate the costs that may be incurred under each limited warranty and record a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Our expense associated with the issuance of these warranties totaled $5.2 million in 2010, $6.8 million in 2009 and $17.2 million in 2008.

Factors that affect our warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. Our primary assumption in estimating the amounts we accrue for warranty costs is that historical claims experience is a strong indicator of future claims experience. We periodically assess the adequacy of our recorded warranty liabilities, which are included in accrued expenses and other liabilities in the consolidated balance sheets, and adjust the amounts as necessary based on our assessment. While we believe the warranty accrual reflected in the consolidated balance sheets to be adequate, unanticipated changes in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes, or customer service practices could have a significant impact on our actual warranty costs in the future and such amounts could differ from our current estimates. A 10% change in the historical warranty rates used to estimate our warranty accrual would not result in a material change in our accrual.

Insurance.  As discussed in Note 14. Commitments and Contingencies in the Notes to Consolidated Financial Statements in this report, we have, and require the majority of our subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect us against a portion of our risk of loss from claims related to our homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, our general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. We self-insure a portion of our overall risk through the use of a captive insurance subsidiary. We record expenses and liabilities based on the estimated costs required to cover our self-insured retention and deductible amounts under our insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above our coverage limits or that are not covered by our policies. These estimated costs are based on an analysis of our historical claims and include an estimate of construction defect claims incurred but not yet reported. Our expense associated with self-insurance totaled $7.4 million in 2010, $9.8 million in 2009 and $10.1 million in 2008.

We engage a third-party actuary that uses our historical claim and expense data, as well as industry data, to estimate our unpaid claims, claim adjustment expenses and incurred but not reported claims liabilities for the risks that we are assuming under the self-insured portion of our general liability insurance. Projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to our markets and the types of product we build, claim settlement patterns, insurance industry practices and legal or regulatory interpretations, among other factors. Because of the degree of judgment required and the potential for variability in the underlying assumptions used in determining these estimated liability amounts, actual future costs could differ from our currently estimated amounts.

Stock-Based Compensation.  As discussed in Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in this report, we measure and recognize compensation expense associated with our grant of equity-based awards in accordance with Accounting Standards Codification Topic No. 718, “Compensation—Stock Compensation” (“ASC 718”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period. We have provided some compensation benefits to our employees in the form of stock options, restricted stock, phantom shares and stock appreciation rights (“SARs”). Determining the fair value of share-based awards requires judgment to identify the appropriate valuation model and develop the assumptions, including the expected term of the stock options or SARs, expected stock-price volatility and dividend yield, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. We estimated the fair value of stock options and SARs granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data. The expected volatility factor was based on a combination of the historical volatility of our common stock and the implied volatility of publicly traded options on our common stock. In addition, we estimated the fair value of certain restricted common stock that is subject to a market condition (“Performance Shares”) using a Monte Carlo simulation model, as discussed in Note 18. Employee Benefit and Stock Plans in the Notes to Consolidated Financial Statements in this report. If actual results differ significantly from these estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted.

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

As discussed in Note 16. Income Taxes in the Notes to Consolidated Financial Statements in this report, in July 2006, the FASB issued guidance that prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted this guidance effective December 1, 2007. The cumulative effect of the adoption was recorded in 2008 as a $2.5 million reduction to beginning retained earnings. In accordance with this guidance, we recognize, in our consolidated financial statements, the impact of a tax position if a tax return’s position or future tax position is “more likely than not” to prevail (defined as a likelihood of more than 50% of being sustained upon audit, based on the technical merits of the tax position).

We recognize accrued interest and penalties related to unrecognized tax benefits in our consolidated financial statements as a component of the provision for income taxes consistent with our historical accounting policy. Our liability for unrecognized tax benefits, combined with accrued interest and penalties, is reflected as a component of accrued expenses and other liabilities in our consolidated balance sheets. Judgment is required in evaluating uncertain tax positions. We evaluate our uncertain tax positions quarterly based on various factors, including changes in facts or circumstances, tax laws or the status of audits by tax authorities. Changes in the recognition or measurement of uncertain tax positions could have a material impact on our consolidated results of operations in the period in which we make the change.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance was effective for us in the second quarter of 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. ASU 2010-06 concerns disclosure only and will not have an impact on our consolidated financial position or results of operations.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We believe the adoption of this guidance will not have a material impact on our consolidated financial position or results of operations.

OUTLOOK

Our backlog at November 30, 2010 totaled 1,336 homes, representing potential future housing revenues of approximately $263.8 million. By comparison, at November 30, 2009, our backlog totaled 2,126 homes, representing potential future housing revenues of approximately $422.5 million. The 37% year-over-year decline in the number of homes in backlog was primarily due to a lower number of net orders generated in the latter half of 2010 compared to 2009 and a higher backlog conversion rate, which approached 90% in the fourth quarter of 2010 versus 82% in the year-earlier quarter, partly due to improved construction cycle times. The 38% year-over-year decrease in the projected future housing revenues in our backlog reflected the lower number of homes in backlog.

Our homebuilding operations generated 1,085 net orders in the fourth quarter of 2010, representing a decrease of 25% from the 1,446 net orders posted in the corresponding quarter of 2009. This decrease primarily reflected a 24% decline in our overall average active community count, generally weak economic and housing market conditions, a sharp reduction in demand following the April 30, 2010 expiration of the federal homebuyer tax credit and an increase in our cancellation rate. As a percentage of gross orders, our fourth quarter cancellation rate was 37% in 2010 and 31% in 2009. As a percentage of beginning backlog, the cancellation rate was 29% in the fourth quarter of 2010 and 17% in the year-earlier quarter. The relatively higher cancellation rates in 2010 were driven in part by tighter residential consumer mortgage lending standards, particularly in the fourth quarter of the year.

Throughout 2010, adverse housing market conditions — primarily an ongoing oversupply of homes available for sale and restrained consumer demand for housing, particularly following the expiration of the federal homebuyer tax credit in the second quarter — prolonged the difficult operating environment that we and the homebuilding industry have faced since the housing downturn began in mid-2006. The main factors perpetuating these conditions in 2010 were mounting sales of lender-owned homes acquired through foreclosures and short sales; a generally weak economic and employment environment; tighter mortgage credit standards and reduced credit availability; tepid consumer confidence; intense competition for home sales; and the actual or proposed winding down, reduction or reversal of government programs and policies supportive of homeownership such as the federal homebuyer tax credit that expired in April 2010. We expect these factors to continue to negatively impact housing markets, including our served markets, to varying degrees into 2011.

Though market conditions are likely to remain challenging, our highest priority for 2011 continues to be restoring and maintaining the profitability of our homebuilding operations at the scale of prevailing housing market activity. We made progress toward this goal throughout 2010, particularly in the fourth quarter, as we achieved year-over-year improvement in our pretax results for the eleventh consecutive quarter and generated pretax earnings for the first time in nearly four years. These financial results were achieved due in large part to both higher housing gross margins and lower selling, general and administrative expenses.

To support the achievement of our profitability goal as we enter 2011, we intend to maintain the essential elements of the integrated strategic actions we have taken in the past few years to transform and position our business to capitalize on future growth opportunities, including following principles of our KBnxt operational business model; working diligently to increase our future revenues by expanding our active community count and increasing traffic to our communities along with improving our net order conversion levels; making targeted inventory investments in attractive markets; driving additional operational efficiencies and overhead expense reductions; maintaining a strong balance sheet; remaining attentive to market conditions; and achieving high levels of customer satisfaction by offering homebuyers our unique combination of value and choice together with innovative and flexible home designs and a commitment to environmentally conscious products and options. Foremost among these actions are our ongoing initiatives to acquire ownership or control of well-priced finished or partially finished lots that meet our investment and marketing standards within or near our existing served markets, and to open new home communities in select locations that are expected to offer attractive potential sales growth. Accordingly, we currently expect to increase our total count of owned or controlled lots in 2011 from the 39,540 lots we owned or controlled at November 30, 2010, which represented an increase of 2,075 such lots from the 37,465 lots we owned or controlled at November 30, 2009, and to open approximately 70 new home communities in the first half of the year, primarily in our West Coast and Central regions. Many of these new communities will feature our value-engineered new product and, with the improved operating efficiencies and opportunistic inventory investments we have made, are expected to generate revenues more quickly and at a lower cost basis compared to our older communities. We anticipate increasing our average active community count by approximately 25% in 2011, compared to the average active community count for 2010. The pace and the extent to which we acquire new land interests, open new home communities and generate revenues in 2011, however, will depend significantly on market and economic conditions during the year, including actual and expected sales rates, and the availability of desirable land assets. It may also depend on our using or redeploying our cash resources to reduce our present financial leverage and related interest expense through purchases of, or tender offers for, our outstanding senior notes, or in conjunction with broader financial transactions to adjust our overall debt structure.

Despite our progress over the past several quarters and our current plans for 2011, we remain cautious in our overall outlook given the significant negative factors and trends noted above and the continuing uncertainty as to when our served markets may experience a sustained recovery. Our ability to generate positive results from our strategic initiatives, including achieving and maintaining profitability and sustaining improvement in our margins and increasing the number of homes delivered, remains constrained by, among other things, the current unbalanced supply and demand conditions in many housing markets, which are unlikely to abate soon given the present economic and employment environment and low levels of consumer confidence, and by the reduction in government programs and incentives designed to support homeownership and/or home purchases. Given present and expected market conditions, the sequential and year-over-year improvements we have experienced in recent quarters in our margins and earnings may not continue in 2011.

We continue to believe a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, selling price stabilization, reduced mortgage delinquency and foreclosure rates, and an improved economic climate, particularly with respect to employment levels and consumer and credit market confidence that support a decision to buy a home. We cannot predict when or the extent to which these events may occur. Moreover, if conditions in our served markets decline further, we may need to take noncash charges for inventory and joint venture impairments and land option contract abandonments, and we may decide that we need to reduce, slow or even abandon our present land acquisition and development and new home community opening plans for those markets. Our 2011 results could also be adversely affected if general economic conditions do not notably improve or actually decline, if job losses accelerate or weak employment levels persist, if residential consumer mortgage delinquencies, short sales and foreclosures increase, if residential consumer mortgage lending becomes less available or more expensive, or if consumer confidence weakens, any or all of which could further delay a recovery in housing markets or result in further deterioration in operating conditions, and if competition for home sales intensifies. Despite these difficulties and risks, we believe we are favorably positioned financially and operationally to succeed in advancing our primary strategic goals, particularly in view of longer-term demographic, economic and population-growth trends that we expect will once again drive future demand for homeownership.

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

Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic, employment and business conditions; adverse market conditions that could result in additional impairments or abandonment charges and operating losses, including an oversupply of unsold homes, declining home prices and increased foreclosure and short sale activity, among other things; conditions in the capital and credit markets (including residential consumer mortgage lending standards, the availability of residential consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level and structure; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and existing homes, including sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including, but not limited to, the Dodd-Frank Act, tax credits, tax incentives and/or subsidies for home purchases, tax deductions for consumer mortgage interest payments and property taxes, tax exemptions for profits on home sales, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities; the availability and cost of land in desirable areas and our ability to identify and acquire such land; legal or regulatory proceedings or claims, including the claims concerning South Edge described above in “Part I — Item 3. Legal Proceedings”; the ability and/or willingness of participants in our unconsolidated joint ventures to fulfill their obligations; our ability to access capital; our ability to use the net deferred tax assets we have generated; our ability to successfully implement our current and planned product, geographic and market positioning (including, but not limited to, our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our active community count and open new communities), revenue growth and cost control strategies; consumer interest in our new product designs, including The Open Series; and other events outside of our control.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We enter into debt obligations primarily to support general corporate purposes, including the operations of our subsidiaries. We are subject to interest rate risk on our senior notes. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to changes in interest rates.

The following tables present principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of November 30, 2010 and November 30, 2009 (dollars in thousands):

								Fair Value at
	As of November 30, 2010 for the Years Ended November 30,							November 30,
	2011	2012	2013	2014	2015	Thereafter	Total	2010

Long-term debt
Fixed Rate	$99,916	$—	$—	$249,498	$748,813	$559,245	$1,657,472	$1,638,700
Weighted Average Interest Rate	6.4%	—%	—%	5.8%	6.1%	8.1%

								Fair Value at
	As of November 30, 2009 for the Years Ended November 30,							November 30,
	2010	2011	2012	2013	2014	Thereafter	Total	2009

Long-term debt
Fixed Rate	$—	$99,800	$—	$—	$249,358	$1,307,244	$1,656,402	$1,587,201
Weighted Average Interest Rate	—%	6.4%	—%	—%	5.8%	7.0%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KB HOME
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Number

Consolidated Statements of Operations for the Years Ended November 30, 2010, 2009 and 2008	60
Consolidated Balance Sheets as of November 30, 2010 and 2009	61
Consolidated Statements of Stockholders’ Equity for the Years Ended November 30, 2010, 2009 and 2008	62
Consolidated Statements of Cash Flows for the Years Ended November 30, 2010, 2009 and 2008	63
Notes to Consolidated Financial Statements	64
Report of Independent Registered Public Accounting Firm	100
EX-10.40
EX-12.1
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Separate combined financial statements of our unconsolidated joint venture activities have been omitted because, if considered in the aggregate, they would not constitute a significant subsidiary as defined by Rule 3-09 of Regulation S-X.

KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Years Ended November 30,
	2010	2009	2008

Total revenues	$1,589,996	$1,824,850	$3,033,936

Homebuilding:
Revenues	$1,581,763	$1,816,415	$3,023,169
Construction and land costs	(1,308,288)	(1,749,911)	(3,314,815)
Selling, general and administrative expenses	(289,520)	(303,024)	(501,027)
Goodwill impairment	—	—	(67,970)

Operating loss	(16,045)	(236,520)	(860,643)
Interest income	2,098	7,515	34,610
Interest expense, net of amounts capitalized/loss on early redemption of debt	(68,307)	(51,763)	(12,966)
Equity in loss of unconsolidated joint ventures	(6,257)	(49,615)	(152,750)

Homebuilding pretax loss	(88,511)	(330,383)	(991,749)

Financial services:
Revenues	8,233	8,435	10,767
Expenses	(3,119)	(3,251)	(4,489)
Equity in income of unconsolidated joint venture	7,029	14,015	17,540

Financial services pretax income	12,143	19,199	23,818

Total pretax loss	(76,368)	(311,184)	(967,931)
Income tax benefit (expense)	7,000	209,400	(8,200)

Net loss	$(69,368)	$(101,784)	$(976,131)

Basic and diluted loss per share	$(.90)	$(1.33)	$(12.59)

Basic and diluted average shares outstanding	76,889	76,660	77,509

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Shares)

	November 30,
	2010	2009

Assets
Homebuilding:
Cash and cash equivalents	$904,401	$1,174,715
Restricted cash	115,477	114,292
Receivables	108,048	337,930
Inventories	1,696,721	1,501,394
Investments in unconsolidated joint ventures	105,583	119,668
Other assets	150,076	154,566

	3,080,306	3,402,565
Financial services	29,443	33,424

Total assets	$3,109,749	$3,435,989

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable	$233,217	$340,977
Accrued expenses and other liabilities	466,505	560,368
Mortgages and notes payable	1,775,529	1,820,370

	2,475,251	2,721,715

Financial services	2,620	7,050
Stockholders’ equity:
Preferred stock — $1.00 par value; authorized, 10,000,000 shares; none issued	—	—
Common stock — $1.00 par value; authorized, 290,000,000 shares at November 30, 2010 and 2009; 115,148,586 and 115,120,305 shares issued at November 30, 2010 and 2009, respectively	115,149	115,120
Paid-in capital	873,519	860,772
Retained earnings	717,852	806,443
Accumulated other comprehensive loss	(22,657)	(22,244)
Grantor stock ownership trust, at cost: 11,082,723 and 11,228,951 shares at November 30, 2010 and 2009, respectively	(120,442)	(122,017)
Treasury stock, at cost: 27,095,467 and 27,047,379 shares at November 30, 2010 and 2009, respectively	(931,543)	(930,850)

Total stockholders’ equity	631,878	707,224

Total liabilities and stockholders’ equity	$3,109,749	$3,435,989

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Years Ended November 30, 2010, 2009 and 2008
	Number of Shares						Accumulated
		Grantor					Other	Grantor
		Stock					Comprehensive	Stock		Total
	Common	Ownership	Treasury	Common	Paid-in	Retained	Income	Ownership	Treasury	Stockholders’
	Stock	Trust	Stock	Stock	Capital	Earnings	(Loss)	Trust	Stock	Equity

Balance at November 30, 2007	114,976	(12,203)	(25,451)	$114,976	$851,628	$1,968,881	$(22,923)	$(132,608)	$(929,267)	$1,850,687
Comprehensive loss:
Net loss	—	—	—	—	—	(976,131)	—	—	—	(976,131)
Postretirement benefits adjustment	—	—	—	—	—	—	5,521	—	—	5,521

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(970,610)
Dividends on common stock	—	—	—	—	—	(62,967)	—	—	—	(62,967)
Adoption of new income tax accounting guidance	—	—	—	—	—	(2,459)	—	—	—	(2,459)
Exercise of employee stock options	144	—	—	144	1,443	—	—	—	—	1,587
Restricted stock amortization	—	—	—	—	4,946	—	—	—	—	4,946
Stock-based compensation	—	—	—	—	5,018	—	—	—	—	5,018
Grantor stock ownership trust	—	302	—	—	2,088	—	—	3,282	—	5,370
Treasury stock	—	—	(61)	—	—	—	—	—	(967)	(967)

Balance at November 30, 2008	115,120	(11,901)	(25,512)	115,120	865,123	927,324	(17,402)	(129,326)	(930,234)	830,605
Comprehensive loss:
Net loss	—	—	—	—	—	(101,784)	—	—	—	(101,784)
Postretirement benefits adjustment	—	—	—	—	—	—	(4,842)	—	—	(4,842)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(106,626)
Dividends on common stock	—	—	—	—	—	(19,097)	—	—	—	(19,097)
Exercise of employee stock options	—	—	—	—	(4,093)	—	—	—	—	(4,093)
Restricted stock awards	—	—	—	—	(4,846)	—	—	4,846	—	—
Restricted stock amortization	—	—	—	—	1,390	—	—	—	—	1,390
Stock-based compensation	—	—	—	—	2,587	—	—	—	—	2,587
Grantor stock ownership trust	—	672	—	—	611	—	—	2,463	—	3,074
Treasury stock	—	—	(1,535)	—	—	—	—	—	(616)	(616)

Balance at November 30, 2009	115,120	(11,229)	(27,047)	115,120	860,772	806,443	(22,244)	(122,017)	(930,850)	707,224
Comprehensive loss:
Net loss	—	—	—	—	—	(69,368)	—	—	—	(69,368)
Postretirement benefits adjustment	—	—	—	—	—	—	(413)	—	—	(413)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	(69,781)
Dividends on common stock	—	—	—	—	—	(19,223)	—	—	—	(19,223)
Exercise of employee stock options	29	—	—	29	2,074	—	—	—	—	2,103
Restricted stock awards	—	—	—	—	(307)	—	—	307	—	—
Restricted stock amortization	—	—	—	—	2,297	—	—	—	—	2,297
Stock-based compensation	—	—	—	—	5,777	—	—	—	—	5,777
Cash-settled stock appreciation rights exchange	—	—	—	—	2,348	—	—	—	—	2,348
Grantor stock ownership trust	—	146	—	—	215	—	—	1,268	—	1,483
Treasury stock	—	—	(48)	—	343	—	—	—	(693)	(350)

Balance at November 30, 2010	115,149	(11,083)	(27,095)	$115,149	$873,519	$717,852	$(22,657)	$(120,442)	$(931,543)	$631,878

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Years Ended November 30,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(69,368)	$(101,784)	$(976,131)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in (income) loss of unconsolidated joint ventures	(772)	35,600	135,210
Distributions of earnings from unconsolidated joint ventures	20,410	7,662	22,183
Amortization of discounts and issuance costs	2,149	1,586	2,062
Depreciation and amortization	3,289	5,235	9,317
Loss on voluntary termination of revolving credit facility/early redemption of debt	1,802	976	10,388
Provision for deferred income taxes	—	—	221,306
Tax benefits from stock-based compensation	(583)	4,093	2,097
Stock-based compensation expense	8,074	3,977	5,018
Inventory impairments and land option contract abandonments	19,925	168,149	606,791
Goodwill impairment	—	—	67,970
Changes in assets and liabilities:
Receivables	211,318	35,667	(60,565)
Inventories	(129,334)	433,075	545,850
Accounts payable, accrued expenses and other liabilities	(199,205)	(252,620)	(282,781)
Other, net	(1,669)	8,296	32,607

Net cash provided (used) by operating activities	(133,964)	349,912	341,322

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(15,669)	(19,922)	(59,625)
Sales (purchases) of property and equipment, net	(420)	(1,375)	7,073

Net cash used by investing activities	(16,089)	(21,297)	(52,552)

Cash flows from financing activities:
Change in restricted cash	(1,185)	1,112	(115,404)
Proceeds from issuance of senior notes	—	259,737	—
Payment of senior notes issuance costs	—	(4,294)	—
Repayment of senior and senior subordinated notes	—	(453,105)	(305,814)
Payments on mortgages and land contracts due to land sellers and other loans	(101,154)	(78,983)	(12,800)
Issuance of common stock under employee stock plans	1,851	3,074	6,958
Excess tax benefit associated with exercise of stock options	583	—	—
Payments of cash dividends	(19,223)	(19,097)	(62,967)
Repurchases of common stock	(350)	(616)	(967)

Net cash used by financing activities	(119,478)	(292,172)	(490,994)

Net increase (decrease) in cash and cash equivalents	(269,531)	36,443	(202,224)
Cash and cash equivalents at beginning of year	1,177,961	1,141,518	1,343,742

Cash and cash equivalents at end of year	$908,430	$1,177,961	$1,141,518

See accompanying notes.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Operations.  KB Home is a builder of single-family homes, townhomes and condominiums. As of November 30, 2010, the Company had ongoing operations in Arizona, California, Colorado, Florida, Maryland, Nevada, North Carolina, Texas and Virginia. The Company also offers mortgage banking services through KBA Mortgage, a joint venture with a subsidiary of Bank of America, N.A. KBA Mortgage is accounted for as an unconsolidated joint venture within the Company’s financial services reporting segment. The Company provides title and insurance services through its financial services subsidiary, KB Home Mortgage Company (“KBHMC”).

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

Use of Estimates.  The accompanying consolidated financial statements have been prepared in conformity with GAAP and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

Cash and Cash Equivalents and Restricted Cash.  The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents totaled $797.2 million at November 30, 2010 and $1.07 billion at November 30, 2009. The majority of the Company’s cash and cash equivalents were invested in money market accounts and U.S. government securities.

Restricted cash of $115.5 million at November 30, 2010 consisted of $88.7 million of cash deposited with various financial institutions that is required as collateral for the LOC Facilities, and $26.8 million of cash in an escrow account required as collateral for a surety bond. Restricted cash of $114.3 million at November 30, 2009 consisted solely of cash deposited in an interest reserve account with the administrative agent of the Credit Facility pursuant to the Credit Facility’s terms. The Credit Facility was terminated effective March 31, 2010 and the cash deposited in the interest reserve account was withdrawn.

Property and Equipment, Operating Properties and Depreciation.  Property and equipment are recorded at cost and are depreciated over their estimated useful lives, which generally range from two to 10 years, using the straight-line method. Operating properties are recorded at cost and are depreciated over their estimated useful lives of 39 years, using the straight-line method. Repair and maintenance costs are charged to earnings as incurred. Property and equipment and operating properties are included in other assets on the consolidated balance sheets. Property and equipment totaled $9.6 million, net of accumulated depreciation of $27.1 million, at November 30, 2010, and $12.5 million, net of accumulated depreciation of $30.0 million, at November 30, 2009. Depreciation expense totaled $3.3 million in 2010, $5.2 million in 2009 and $9.3 million in 2008.

Homebuilding Operations.  Revenues from housing and other real estate sales are recognized in accordance with ASC 360 when sales are closed and title passes to the buyer. Sales are closed when all of the following conditions are met: a sale is consummated, a sufficient down payment is received, the earnings process is complete and the collection of any remaining receivables is reasonably assured.

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

Fair Value Measurements.  ASC 820 defines fair value, provides a framework for measuring the fair value of assets and liabilities under GAAP and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value may not be recoverable. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets, or other valuation techniques.

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, mortgages and notes receivable, senior notes, and mortgages and land contracts due to land sellers and other loans. Fair value measurements of financial instruments are determined by various market data and other valuation techniques as appropriate. When available, the Company uses quoted market prices in active markets to determine fair value.

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

The Company engages a third-party actuary that uses the Company’s historical claim and expense data, as well as industry data, to estimate its unpaid claims, claim adjustment expenses and incurred but not reported claims liabilities for the risks that the Company is assuming under the self-insured portion of its general liability insurance. Projection of losses related to these liabilities requires actuarial assumptions that are subject to variability due to uncertainties regarding construction defect claims relative to the Company’s markets and the types of product it builds, claim settlement patterns, insurance industry practices and legal or regulatory interpretations, among other factors. Because of the degree of judgment required and the potential for variability in the underlying assumptions used in determining these estimated liability amounts, actual future costs could differ from the Company’s currently estimated amounts.

Advertising Costs.  The Company expenses advertising costs as incurred. The Company incurred advertising costs of $25.9 million in 2010, $16.5 million in 2009 and $34.6 million in 2008.

Stock-Based Compensation.  With the approval of the management development and compensation committee, consisting entirely of independent members of the Company’s board of directors, the Company has provided some compensation benefits to its employees in the form of stock options, restricted stock, phantom shares and SARs.

The Company measures and recognizes compensation expense associated with its grant of equity-based awards in accordance with ASC 718, which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period. The Company estimates the fair value of stock options and SARs granted using the Black-Scholes option-pricing model. ASC 718 also requires the tax benefit resulting from tax deductions in excess of the compensation expense recognized for those options to be reported in the statement of cash flows as an operating cash outflow and a financing cash inflow.

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

Accumulated Other Comprehensive Loss.  The accumulated balances of other comprehensive loss in the consolidated balance sheets as of November 30, 2010 and 2009 are comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with ASC 715. ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).

Loss Per Share.  Basic and diluted loss per share were calculated as follows (in thousands, except per share amounts):

	Years Ended November 30,
	2010	2009	2008

Numerator:
Net loss	$(69,368)	$(101,784)	$(976,131)

Denominator:
Basic and diluted average shares outstanding	76,889	76,660	77,509

Basic and diluted loss per share	$(.90)	$(1.33)	$(12.59)

All outstanding stock options were excluded from the diluted loss per share calculations for the years ended November 30, 2010, 2009 and 2008 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

Recent Accounting Pronouncements.  In January 2010, the FASB issued ASU 2010-06, which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance was effective for the Company in the second quarter of 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. ASU 2010-06 concerns disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.

In December 2010, the FASB issued ASU 2010-29, which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company believes the adoption of this guidance will not have a material impact on its consolidated financial position or results of operations.

Reclassifications.  Certain amounts in the consolidated financial statements of prior years have been reclassified to conform to the 2010 presentation.

Note 2.	Segment Information

As of November 30, 2010, the Company had identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of November 30, 2010, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:

West Coast: California
Southwest: Arizona and Nevada
Central: Colorado and Texas
Southeast: Florida, Maryland, North Carolina, and Virginia

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

The Company’s financial services reporting segment provides title and insurance services to the Company’s homebuyers. This segment also provides mortgage banking services to the Company’s homebuyers through KBA Mortgage. The Company’s financial services reporting segment conducts operations in the same markets as the Company’s homebuilding reporting segments.

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

The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Years Ended November 30,
	2010	2009	2008
Revenues:
West Coast	$700,645	$812,207	$1,055,021
Southwest	187,736	218,096	618,014
Central	436,404	434,400	594,317
Southeast	256,978	351,712	755,817

Total homebuilding revenues	1,581,763	1,816,415	3,023,169
Financial services	8,233	8,435	10,767

Total revenues	$1,589,996	$1,824,850	$3,033,936

Pretax income (loss):
West Coast	$60,250	$(88,442)	$(298,047)
Southwest	(15,802)	(48,572)	(212,194)
Central	(1,772)	(29,382)	(82,789)
Southeast	(42,801)	(78,414)	(258,568)
Corporate and other (a)	(88,386)	(85,573)	(140,151)

Total homebuilding loss	(88,511)	(330,383)	(991,749)
Financial services	12,143	19,199	23,818

Total pretax loss	$(76,368)	$(311,184)	$(967,931)

(a)	Corporate and other includes corporate general and administrative expenses and goodwill impairment.

	Years Ended November 30,
	2010	2009	2008
Equity in income (loss) of unconsolidated joint ventures:
West Coast	$1,476	$(7,761)	$(45,180)
Southwest	(8,631)	(15,509)	(35,633)
Central	—	506	(4,515)
Southeast	898	(26,851)	(67,422)

Total	$(6,257)	$(49,615)	$(152,750)

Inventory impairments:
West Coast	$3,828	$44,895	$229,059
Southwest	962	28,833	160,574
Central	348	23,891	51,518
Southeast	4,677	23,229	124,726

Total	$9,815	$120,848	$565,877

Land option contract abandonments:
West Coast	$797	$32,679	$17,475
Southwest	—	—	187
Central	6,511	—	—
Southeast	2,802	14,622	23,252

Total	$10,110	$47,301	$40,914

Joint venture impairments:
West Coast	$—	$7,190	$43,116
Southwest	—	5,426	30,434
Central	—	—	2,629
Southeast	—	25,915	65,671

Total	$—	$38,531	$141,850

	November 30,
	2010	2009
Assets:
West Coast	$965,323	$838,510
Southwest	376,234	346,035
Central	328,938	357,688
Southeast	372,611	361,551
Corporate and other	1,037,200	1,498,781

Total homebuilding assets	3,080,306	3,402,565
Financial services	29,443	33,424

Total assets	$3,109,749	$3,435,989

Investments in unconsolidated joint ventures:
West Coast	$37,830	$54,795
Southwest	59,191	56,779
Central	—	—
Southeast	8,562	8,094

Total	$105,583	$119,668

Note 3.  Financial Services

The following tables present financial information relating to the Company’s financial services reporting segment (in thousands):

	Years Ended November 30,
	2010	2009	2008

Revenues
Interest income	$6	$31	$209
Title services	992	1,184	2,369
Insurance commissions	7,235	7,220	8,189

Total	8,233	8,435	10,767
Expenses
General and administrative	(3,119)	(3,251)	(4,489)

Operating income	5,114	5,184	6,278
Equity in income of unconsolidated joint venture	7,029	14,015	17,540

Pretax income	$12,143	$19,199	$23,818

	November 30,
	2010	2009

Assets
Cash and cash equivalents	$4,029	$3,246
Receivables	1,607	1,395
Investment in unconsolidated joint venture	23,777	28,748
Other assets	30	35

Total assets	$29,443	$33,424

Liabilities
Accounts payable and accrued expenses	$2,620	$7,050

Total liabilities	$2,620	$7,050

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

Mortgages and notes receivable totaled $40.5 million at November 30, 2010 and $70.7 million at November 30, 2009. Mortgages and notes receivable are primarily related to land sales. Interest rates on mortgages and notes receivable ranged from 3% to 8% at November 30, 2010 and from 4% to 8% at November 30, 2009. Included in mortgages and notes receivable at November 30, 2010 is a note receivable of $40.0 million on which the Company is in the process of foreclosing on the underlying real estate.

Federal and state income taxes receivable totaled $.8 million at November 30, 2010 and $191.5 million at November 30, 2009. Other receivables of $66.7 million at November 30, 2010 and $75.7 million at November 30, 2009 included amounts due from municipalities and utility companies, and escrow deposits. Other receivables were net of allowances for doubtful accounts of $31.2 million in 2010 and $48.9 million in 2009.

Note 5.	Inventories

Inventories consisted of the following (in thousands):

	November 30,
	2010	2009

Homes, lots and improvements in production	$1,298,085	$1,091,851
Land under development	398,636	409,543

Total	$1,696,721	$1,501,394

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

Interest is capitalized to inventories while the related communities are being actively developed and until homes are completed. Capitalized interest is amortized in construction and land costs as the related inventories are delivered to homebuyers. The Company’s interest costs are as follows (in thousands):

	Years Ended November 30,
	2010	2009	2008

Capitalized interest at beginning of year	$291,279	$361,619	$348,084
Capitalized interest related to consolidation of previously unconsolidated joint ventures	9,914	—	—
Interest incurred (a)	122,230	119,602	156,402
Interest expensed/loss on early redemption of debt (a)	(68,307)	(51,763)	(12,966)
Interest amortized to construction and land costs	(105,150)	(138,179)	(129,901)

Capitalized interest at end of year (b)	$249,966	$291,279	$361,619

(a)	Amounts for the year ended November 30, 2010 include a total of $1.8 million of debt issuance costs written off in connection with the Company’s voluntary reduction of the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million and the subsequent voluntary termination of the Credit Facility. Amounts for the years ended November 30, 2009 and 2008 include losses on the early redemption of debt of $1.0 million and $10.4 million, respectively.

(b)	Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, cost of home construction and capitalized interest. Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest as impairment charges recognized are not generally allocated to specific components of inventory.

Note 6.	Inventory Impairments and Land Option Contract Abandonments

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

A real estate asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. The discount rates used in the Company’s estimated discounted cash flows ranged from 17% to 20% during 2010 and from 10% to 22% during 2009 and 2008. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each land parcel or community and may vary among land parcels or communities.

Based on the results of its evaluations, the Company recognized pretax, noncash inventory impairment charges of $9.8 million in 2010, $120.8 million in 2009 and $565.9 million in 2008. As of November 30, 2010, the aggregate carrying value of inventory that had been impacted by pretax, noncash inventory impairment charges was $418.5 million, representing 72 communities and various other land parcels. As of November 30, 2009, the aggregate carrying value of inventory that had been impacted by pretax, noncash inventory impairment charges was $603.9 million, representing 128 communities and various other land parcels.

The Company’s optioned inventory is assessed to determine whether it continues to meet the Company’s internal investment and marketing standards. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in marketing strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of its assessments, the Company recognized land option contract abandonment charges of $10.1 million in 2010, $47.3 million in 2009 and $40.9 million in 2008.

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

ASC 820 defines fair value, provides a framework for measuring the fair value of assets and liabilities under GAAP and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value may not be recoverable. The following table presents the Company’s assets measured at fair value on a nonrecurring basis (in thousands):

Fair Value Measurements Using
		Quoted	Significant
		Prices in	Other	Significant
	Year Ended	Active	Observable	Unobservable
	November 30,	Markets	Inputs	Inputs
Description	2010 (a)	(Level 1)	(Level 2)	(Level 3)	Total Losses

Long-lived assets held and used	$11,570	$—	$—	$11,570	$(9,815)

(a)	Amount represents the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

In accordance with the provisions of ASC 360, long-lived assets held and used with a carrying amount of $21.4 million were written down to their fair value of $11.6 million during the year ended November 30, 2010, resulting in noncash inventory impairment charges of $9.8 million.

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

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, mortgages and notes receivable, senior notes, and mortgages and land contracts due to land sellers and other loans. Fair value measurements of financial instruments are determined by various market data and other valuation techniques as appropriate. When available, the Company uses quoted market prices in active markets to determine fair value. The following table presents the carrying values and estimated fair values of the Company’s financial instruments, except for those for which the carrying values approximate fair values (in thousands):

	November 30,
	2010		2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial Liabilities:
Senior notes due 2011 at 6 3/8%	$99,916	$101,500	$99,800	$100,250
Senior notes due 2014 at 5 3/4%	249,498	246,250	249,358	234,375
Senior notes due 2015 at 5 7/8%	299,068	289,500	298,875	276,000
Senior notes due 2015 at 6 1/4%	449,745	435,375	449,698	419,063
Senior notes due 2017 at 9.1%	260,352	279,575	259,884	276,263
Senior notes due 2018 at 7 1/4%	298,893	286,500	298,787	281,250

The fair values of the Company’s senior notes are estimated based on quoted market prices.

The carrying amounts reported for cash and cash equivalents, restricted cash, mortgages and notes receivable, and mortgages and land contracts due to land sellers and other loans approximate fair values.

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

The Company participates in joint ventures from time to time for the purpose of conducting land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary. All of the Company’s joint ventures at November 30, 2010 and November 30, 2009 were determined under the provisions of ASC 810 applicable at each such date to be unconsolidated joint ventures, either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.

In the ordinary course of its business, the Company enters into land option contracts, or similar contracts, to procure land for the construction of homes. The use of such land option and other similar contracts generally allows the Company to reduce the market risks associated with direct land ownership and development, reduces the Company’s capital and financial commitments, including interest and other carrying costs, and minimizes the amount of the Company’s land inventories in its consolidated balance sheets. Under such contracts, the Company will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for the Company, with the land seller being identified as a VIE.

In compliance with ASC 810, the Company analyzes its land option and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the optioned land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. As a result of its analyses, the Company determined that as of November 30, 2010 it was not the primary beneficiary of any VIEs from which it is purchasing land under land option and other similar contracts. Since adopting the amended provisions of ASC 810, in determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.

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

As of November 30, 2010, the Company had cash deposits totaling $2.6 million associated with land option and other similar contracts that the Company determined to be unconsolidated VIEs, having an aggregate purchase price of $86.1 million, and had cash deposits totaling $12.2 million associated with land option and other similar contracts that the Company determined were not VIEs, having an aggregate purchase price of $274.3 million.

The Company’s exposure to loss related to its land option and other similar contracts with third parties and unconsolidated entities consisted of its non-refundable deposits, which totaled $14.8 million at November 30, 2010 and $9.6 million at November 30, 2009 and are included in inventories in the Company’s consolidated balance sheets. In addition, the Company had outstanding letters of credit of $4.2 million at November 30, 2010 and $8.7 million at November 30, 2009 in lieu of cash deposits under certain land option or other similar contracts.

The Company also evaluates its land option and other similar contracts for financing arrangements in accordance with ASC 470, and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in its consolidated balance sheets by $15.5 million at November 30, 2010 and $36.1 million at November 30, 2009.

Note 9.	Investments in Unconsolidated Joint Ventures

The Company has investments in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets where the Company’s homebuilding operations are located. The Company’s partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. The Company entered into these unconsolidated joint ventures in previous years to reduce or share market and development risks and increase the number of its owned and controlled homesites. In some instances, participating in unconsolidated joint ventures has enabled the Company to acquire and develop land that it might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While the Company has viewed its participation in unconsolidated joint ventures as beneficial to its homebuilding activities, it does not view such participation as essential and has unwound its participation in a number of unconsolidated joint ventures in the past few years.

The Company and/or its unconsolidated joint venture partners typically have obtained or entered into other arrangements to have the right to purchase portions of the land held by certain of the unconsolidated joint ventures. When an unconsolidated joint venture sells land to the Company’s homebuilding operations, the Company defers recognition of its share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint venture.

The Company and its unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related documents.

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. The Company shares in profits and losses of these unconsolidated joint ventures generally in accordance with its respective equity interests. In some instances, the Company recognizes profits and losses that differ from its pro rata share of profits and losses recognized by an unconsolidated joint venture. Such differences may arise from impairments recognized by the Company related to its investment in an unconsolidated joint venture which differ from the recognition of impairments by the unconsolidated joint venture; differences between the Company’s basis in assets transferred to an unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the deferral of unconsolidated joint venture profits from land sales to the Company; or other items.

The following table presents information from the combined condensed statements of operations of the Company’s unconsolidated joint ventures (in thousands):

	Years Ended November 30,
	2010	2009	2008

Revenues	$122,200	$60,790	$112,767
Construction and land costs	(120,010)	(117,255)	(458,168)
Other expenses, net	(19,362)	(46,432)	(38,170)

Loss	$(17,172)	$(102,897)	$(383,571)

With respect to the Company’s investment in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures included pretax, noncash impairment charges of $38.5 million in 2009 and $141.9 million in 2008. There were no such impairment charges in 2010. Due to the judgment and assumptions applied in the estimation process with respect to joint venture impairments, it is possible that actual results could differ substantially from those estimated.

The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

	November 30,
	2010	2009

Assets
Cash	$14,947	$12,816
Receivables	147,025	142,639
Inventories	575,632	709,130
Other assets	51,755	56,939

Total assets	$789,359	$921,524

Liabilities and equity
Accounts payable and other liabilities	$113,478	$139,626
Mortgages and notes payable	327,856	469,079
Equity	348,025	312,819

Total liabilities and equity	$789,359	$921,524

The following tables present information relating to the Company’s investments in unconsolidated joint ventures and the outstanding debt of unconsolidated joint ventures as of the dates specified, categorized by the nature of the Company’s potential responsibility under a guaranty, if any, for such debt (dollars in thousands):

	November 30,
	2010	2009

Number of investments in unconsolidated joint ventures:
With limited recourse debt (a)	—	2
With non-recourse debt (b)	—	2
South Edge	1	1
Other (c)	9	8

Total	10	13

Investments in unconsolidated joint ventures:
With limited recourse debt	$—	$1,277
With non-recourse debt	—	9,983
South Edge	55,269	55,502
Other	50,314	52,906

Total	$105,583	$119,668

Outstanding debt of unconsolidated joint ventures:
With limited recourse debt	$—	$11,198
With non-recourse debt	—	130,025
South Edge	327,856	327,856

Total (d)	$327,856	$469,079

(a)	This category consists of unconsolidated joint ventures as to which the Company has entered into a loan-to-value maintenance guaranty with respect to a portion of each such unconsolidated joint venture’s outstanding secured debt.

(b)	This category consists of unconsolidated joint ventures as to which the Company does not have a guaranty or any other obligation to repay or to support the value of the collateral (which collateral includes any letters of credit) underlying such unconsolidated joint ventures’ respective outstanding secured debt.

(c)	This category consists of unconsolidated joint ventures with no outstanding debt.

(d)	The “Total” amounts represent the aggregate outstanding principal balance of the debt of the unconsolidated joint ventures in which the Company participates. The amounts do not represent the Company’s potential responsibility for such debt, if any.

In most cases, the Company may have also entered into a completion guaranty and/or a carve-out guaranty with the lenders for the unconsolidated joint ventures with outstanding debt as further described below.

The unconsolidated joint ventures have financed land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, certain of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. The Company’s unconsolidated joint ventures had outstanding debt, substantially all of which was secured, of approximately $327.9 million at November 30, 2010 and $469.1 million at November 30, 2009. South Edge accounted for all or most of these outstanding debt amounts.

In certain instances, the Company and/or its partner(s) in an unconsolidated joint venture have provided completion and/or carve-out guaranties. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute equity to an unconsolidated joint venture to enable it to fund its completion obligations. The Company’s potential responsibility under its completion guarantees, if triggered, is highly dependent on the facts of a particular case. A carve-out guaranty generally refers to the payment of (i) losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project, or (ii) outstanding principal and interest and certain other amounts owed to lenders upon the filing by an unconsolidated joint venture of a voluntary bankruptcy petition or, in certain circumstances, the filing of an involuntary bankruptcy petition.

In addition to the above-described guarantees, the Company has also provided a Springing Repayment Guaranty to the lenders to South Edge. The Springing Repayment Guaranty and certain legal proceedings regarding South Edge are discussed further below in Note 15. Legal Matters. The lenders to one of the Company’s other unconsolidated joint ventures have filed a lawsuit against some of the unconsolidated joint venture’s members and certain of those members’ parent companies seeking to recover damages under completion guarantees, among other claims (Wachovia Bank, N.A. v. Focus Kyle Group LLC, et al. U.S. District Court, Southern District of New York (Case No. 08-cv-8681 (LTS)(GWG))). The Company and the other parent companies, together with the members, are defending the lawsuit.

Note 10.	Goodwill

The Company has historically tested goodwill for potential impairment annually as of November 30 and between annual tests if an event occurred or circumstances changed that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During 2008, the Company determined that it was necessary to evaluate goodwill for impairment between annual tests due to deteriorating conditions in certain housing markets and the significant inventory impairments the Company identified and recognized in that year.

Based on the results of its goodwill impairment evaluations performed in 2008, the Company determined that all of the goodwill previously recorded was impaired. As a result, the Company recorded goodwill impairment charges of $24.6 million related to its Central reporting segment and $43.4 million related to its Southeast reporting segment during 2008. These charges were recorded at the Company’s corporate level because all goodwill was carried at that level. The Company had no goodwill balance as of November 30, 2010, November 30, 2009 or November 30, 2008.

Note 11.	Other Assets

Other assets consisted of the following (in thousands):

	November 30,
	2010	2009

Operating properties, net	$71,938	$72,548
Cash surrender value of insurance contracts	59,103	54,595
Property and equipment, net	9,596	12,465
Debt issuance costs	5,254	6,334
Prepaid expenses	3,033	7,472
Deferred tax assets	1,152	1,152

Total	$150,076	$154,566

Note 12.	Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	November 30,
	2010	2009

Construction defect and other litigation liabilities	$124,853	$121,781
Warranty liability	93,988	135,749
Employee compensation and related benefits	76,477	88,385
Accrued interest payable	42,963	46,302
Liabilities related to inventory not owned	15,549	57,150
Real estate and business taxes	8,220	12,516
Other	104,455	98,485

Total	$466,505	$560,368

Note 13.	Mortgages and Notes Payable

Mortgages and notes payable consisted of the following (in thousands, interest rates are as of November 30):

	November 30,
	2010	2009

Mortgages and land contracts due to land sellers and other loans (3% to 7% in 2010 and 2% to 8% in 2009)	$118,057	$163,968
Senior notes due 2011 at 6 3/8%	99,916	99,800
Senior notes due 2014 at 5 3/4%	249,498	249,358
Senior notes due 2015 at 5 7/8%	299,068	298,875
Senior notes due 2015 at 6 1/4%	449,745	449,698
Senior notes due 2017 at 9.1%	260,352	259,884
Senior notes due 2018 at 7 1/4%	298,893	298,787

Total	$1,775,529	$1,820,370

At November 30, 2009, the Company maintained the Credit Facility with a syndicate of lenders that was scheduled to mature in November 2010. As the Company did not anticipate borrowing under the Credit Facility before its scheduled maturity and to trim the costs associated with maintaining the Credit Facility, effective December 28, 2009, the Company voluntarily reduced the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million, and effective March 31, 2010, the Company voluntarily terminated the Credit Facility.

With the Credit Facility’s termination, the Company proceeded to enter into the LOC Facilities to obtain letters of credit in the ordinary course of operating its business. As of November 30, 2010, $87.5 million of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require the Company to deposit and maintain cash with the issuing financial institutions as collateral for its letters of credit outstanding. As of November 30, 2010, the amount of cash maintained for the LOC Facilities totaled $88.7 million and was included in restricted cash on the Company’s consolidated balance sheet as of that date. In 2011, the Company may maintain or enter into additional or expanded facilities with the same or other financial institutions.

In connection with the termination of the Credit Facility, the Released Subsidiaries were released and discharged from guaranteeing any obligations with respect to the Company’s senior notes. Each of the Released Subsidiaries is not a “significant subsidiary,” as defined under Rule 1-02(w) of Regulation S-X, and does not guarantee any other indebtedness of the Company. Each Released Subsidiary may be required to again provide a guarantee with respect to the Company’s senior notes if it becomes a “significant subsidiary.” The Guarantor Subsidiaries continue to provide a guarantee with respect to the Company’s senior notes.

The indenture governing the Company’s senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit the Company’s ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. The terms governing the Company’s $265 Million Senior Notes contain certain limitations related to mergers, consolidations, and sales of assets.

As of November 30, 2010, the Company was in compliance with the applicable terms of all of its covenants under the Company’s senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. The Company’s ability to secure future debt financing may depend in part on its ability to remain in such compliance.

On July 14, 2008, the Company completed the early redemption of the $300 Million Senior Subordinated Notes at a price of 101.938% of the principal amount plus accrued interest to the date of redemption. The Company incurred a loss of $7.1 million in 2008 related to the early redemption of debt, as a result of the call premium and the unamortized original issue discount. This loss is included in interest expense, net of amounts capitalized/loss on early redemption of debt in the consolidated statements of operations.

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

On July 30, 2009, the Company purchased $250.0 million in aggregate principal amount of its $350 Million Senior Notes pursuant to a tender offer simultaneous with the issuance of the $265 Million Senior Notes. The total consideration paid to purchase the notes was $252.5 million. The Company incurred a loss of $3.7 million in the third quarter of 2009 related to the early redemption of debt due to the tender offer premium and the unamortized original issue discount. This loss, which is included in interest expense, net of amounts capitalized/loss on early redemption of debt in the consolidated statements of operations, was partly offset by a gain of $2.7 million on the early extinguishment of mortgages and land contracts due to land sellers and other loans.

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

On July 30, 2009, pursuant to the 2008 Shelf Registration, the Company issued the $265 Million Senior Notes at 98.014% of the principal amount of the notes. The $265 Million Senior Notes, which are due on September 15, 2017, with interest payable semiannually, represent senior unsecured obligations of the Company, and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $265 Million Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. If a change in control occurs as defined in the indenture, the Company would be required to purchase these notes at 101% of their principal amount, together with all accrued and unpaid interest, if any. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis. The Company used substantially all of the net proceeds from the issuance of the $265 Million Senior Notes to purchase, pursuant to a simultaneous tender offer, $250.0 million in aggregate principal amount of the $350 Million Senior Notes.

On April 3, 2006, pursuant to the 2004 Shelf Registration, the Company issued $300.0 million of 7 1/4% senior notes due 2018 (the “$300 Million 7 1/4% Senior Notes”) at 99.486% of the principal amount of the notes. The $300 Million 7 1/4% Senior Notes, which are due June 15, 2018 with interest payable semi-annually, represent senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The $300 Million 7 1/4% Senior Notes may be redeemed, in whole at any time or from time to time in part, at a price equal to the greater of (a) 100% of their principal amount and (b) the sum of the present values of the remaining scheduled payments of principal and interest on the notes to be redeemed discounted at a defined rate, plus, in each case, accrued and unpaid interest to the applicable redemption date. The notes are unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries on a senior unsecured basis.

Principal payments on senior notes, mortgages and land contracts due to land sellers and other loans are due as follows: 2011 — $204.3 million; 2012 — $13.7 million; 2013 — $0; 2014 — $249.5 million; 2015 — $748.8 million; and thereafter — $559.2 million.

Assets (primarily inventories) having a carrying value of approximately $161.9 million as of November 30, 2010 are pledged to collateralize mortgages and land contracts due to land sellers and other loans.

Note 14.	Commitments and Contingencies

Commitments and contingencies include the usual obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business.

Warranty.  The Company provides a limited warranty on all of its homes. The specific terms and conditions of warranties vary depending upon the market in which the Company does business. The Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. The Company’s primary assumption in estimating the amounts it accrues for warranty costs is that historical claims experience is a strong indicator of future claims experience. The Company periodically assesses the adequacy of its recorded warranty liabilities, which are included in accrued expenses and other liabilities in the consolidated balance sheets, and adjusts the amounts as necessary based on its assessment.

The changes in the Company’s warranty liability are as follows (in thousands):

	Years Ended November 30,
	2010	2009	2008

Balance at beginning of year	$135,749	$145,369	$151,525
Warranties issued	5,173	6,846	17,169
Payments	(44,973)	(24,690)	(29,682)
Adjustments	(1,961)	8,224	6,357

Balance at end of year	$93,988	$135,749	$145,369

The Company’s warranty liability at November 30, 2010 included $11.3 million associated with approximately 296 homes that have been identified as containing or suspected of containing allegedly defective drywall manufactured in China. These homes, which have repairs remaining to be completed and/or repair costs remaining to be paid, were primarily delivered in 2006 and 2007 and are located in Florida. The Company believes that its overall warranty liability at November 30, 2010 is sufficient with respect to its general limited warranty obligations and the estimated costs remaining to repair the identified homes affected by the allegedly defective drywall. The Company is continuing to review whether there are any additional homes delivered in Florida or other locations that contain or may contain this drywall material. Depending on the outcome of its review and its actual claims experience, the Company may incur additional warranty-related costs and increase its warranty liability in future periods. The amount accrued to repair these homes is based largely on the Company’s estimates of future costs. If the actual costs to repair these homes differ from the estimated costs, the Company may revise its warranty estimate for this issue. The Company’s warranty liability at November 30, 2009 included $14.4 million of estimated remaining costs associated with approximately 230 homes that were identified as containing or suspected of containing allegedly defective drywall manufactured in China. In addition, for the year ended November 30, 2009, the Company incurred a charge of $5.7 million associated with the repair of allegedly defective drywall. During the years ended November 30, 2010 and 2009, the Company made payments totaling $25.5 million and $1.3 million, respectively, for the repair of homes that had been identified as containing or suspected of containing allegedly defective drywall manufactured in China.

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

The Company intends to seek and is undertaking efforts, including legal proceedings, to obtain reimbursement from various sources for the costs it has incurred or expects to incur to investigate and complete repairs and to defend itself in litigation associated with this drywall material. At this early stage of its efforts to investigate and complete repairs and to respond to litigation, however, the Company has not recorded any amounts for potential recoveries as of November 30, 2010.

Guarantees.  In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales and land sales that may be affected by Accounting Standards Codification Topic No. 460, “Guarantees.” Based on historical evidence, the Company does not believe any of these representations, warranties or guarantees would result in a material effect on its consolidated financial position or results of operations.

Insurance.  The Company has, and requires the majority of its subcontractors to maintain, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, the Company’s general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the estimated costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses above its coverage limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $95.7 million at November 30, 2010 and $107.0 million at November 30, 2009. These amounts are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The Company’s expenses associated with self-insurance totaled $7.4 million in 2010, $9.8 million in 2009 and $10.1 million in 2008.

Performance Bonds and Letters of Credit.  The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with community improvements such as roads, sewers and water, and to support similar development activities by certain of its unconsolidated joint ventures. At November 30, 2010, the Company had $414.3 million of performance bonds and $87.5 million of letters of credit outstanding. At November 30, 2009, the Company had $539.7 million of performance bonds and $175.0 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. The Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligation is completed.

Land Option Contracts.  In the ordinary course of business, the Company enters into land option contracts, or similar contracts, to procure land for the construction of homes. At November 30, 2010, the Company had total deposits of $19.0 million, comprised of cash deposits of $14.8 million and letters of credit of $4.2 million, to purchase land having an aggregate purchase price of $360.4 million. The Company’s land option and other similar contracts generally do not contain provisions requiring the Company’s specific performance.

Leases.  The Company leases certain property and equipment under noncancelable operating leases. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. In most cases, the Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The future minimum rental payments under operating leases, which primarily consist of office leases having initial or remaining noncancelable lease terms in excess of one year, are as follows: 2011 — $9.4 million; 2012 — $8.4 million; 2013 — $6.9 million; 2014 — $4.8 million; 2015 — $2.2 million; and thereafter — $0. Rental expense on these operating leases was $8.5 million in 2010, $10.3 million in 2009 and $17.3 million in 2008.

Note 15.	Legal Matters

South Edge, LLC Litigation.  On December 9, 2010, certain lenders to South Edge filed a Chapter 11 involuntary bankruptcy petition in the United States Bankruptcy Court, District of Nevada, JPMorgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam). KB HOME Nevada Inc., the Company’s wholly-owned subsidiary, is a member of South Edge together with other unrelated homebuilders and a third-party property development firm. KB HOME Nevada Inc. holds a 48.5% interest in South Edge. The involuntary bankruptcy petition alleges that South Edge failed to undertake certain development-related activities and to repay amounts due on the Loans. At November 30, 2010, the outstanding principal balance of the Loans was approximately $328.0 million. The Loans were used by South Edge to partially finance the purchase and development of the underlying property for a residential community located near Las

Vegas, Nevada. The petitioning lenders for the involuntary bankruptcy — JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A. and Crédit Agricole Corporate and Investment Bank — also filed motions to appoint a Chapter 11 trustee for South Edge, and have asserted that, among other actions, the trustee can enforce alleged obligations of the South Edge members to purchase land parcels from South Edge resulting in repayment of the Loans. On January 6, 2011, South Edge filed a motion for the court to dismiss or to abstain from the involuntary bankruptcy petition, and the court scheduled a trial that commenced on January 24, 2011 and is planned to continue until no later than February 4, 2011. The exact timing of the court’s decision on the motion is uncertain.

The Company, KB HOME Nevada Inc., and the other South Edge members and their respective parent companies each provided certain guaranties to the lenders in connection with the Loans, including the Springing Repayment Guaranty. If the Company’s Springing Repayment Guaranty were enforced, its maximum potential responsibility at November 30, 2010 would have been approximately $180.0 million in aggregate principal amount, plus a potentially significant amount for accrued and unpaid interest and attorneys’ fees in respect of the Loans. This potential Springing Repayment Guaranty obligation, however, does not account for any offsets or defenses that could be available to the Company to prevent or minimize the impact of its enforcement, or any reduction in the principal balance of the Loans arising from purchases of land parcels from South Edge under authority potentially given to a Chapter 11 trustee (as described above) or otherwise.

The petitioning lenders previously filed the Lender Litigation. The Lender Litigation, which, among other things, is seeking to enforce completion guaranties and also to force the South Edge members (including KB HOME Nevada Inc.) to purchase land parcels from and to provide certain financial and other support to South Edge, has been stayed pending the outcome of the involuntary bankruptcy petition. If the involuntary bankruptcy petition is dismissed, the Company expects the Lender Litigation to resume.

A separate arbitration proceeding was also commenced in May 2009 to address one South Edge member’s claims for specific performance by the other members and their respective parent companies to purchase land parcels from and to make certain capital contributions to South Edge and, in the alternative, damages. On July 6, 2010, the arbitration panel issued a decision denying the specific performance claims and awarding to the claimant total damages of approximately $37.0 million against all of the defendants. The parties involved have appealed the arbitration panel’s decision to the United States Courts of Appeal for the Ninth Circuit, Focus South Group, LLC, et al. v. KB HOME Nevada Inc, et al., (Case No. 10-17562), and the case is pending. If the appeal on the damages awarded by the arbitration panel is denied, KB HOME Nevada Inc. will be responsible for a share of those damages.

While there are defenses to the above legal proceedings, the ultimate resolution of these matters and the timing of such resolutions are uncertain and involve multiple factors. Therefore, a meaningful range of potential outcomes cannot be reasonably estimated at this time. If unfavorable outcomes were to occur, however, there is a possibility that the Company could incur significant losses in excess of amounts accrued for these matters that could have a material adverse effect on its consolidated financial position and results of operations.

Other Matters.  The Company is also involved in litigation and government proceedings incidental to its business. These proceedings are in various procedural stages and, based on reports of counsel, the Company believes as of the date of this report that provisions or accruals made for any potential losses (to the extent estimable) are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a materially adverse effect on its consolidated financial position or results of operations. The outcome of any of these proceedings, however, is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they could, individually or in the aggregate, have a materially adverse effect on the Company’s consolidated financial position or results of operations.

Note 16.	Income Taxes

The components of income tax benefit (expense) in the consolidated statements of operations are as follows (in thousands):

	Federal	State	Total

2010
Current	$6,500	$500	$7,000
Deferred	—	—	—

Income tax benefit	$6,500	$500	$7,000

2009
Current	$207,900	$1,500	$209,400
Deferred	—	—	—

Income tax benefit	$207,900	$1,500	$209,400

2008
Current	$(18,704)	$10,504	$(8,200)
Deferred	—	—	—

Income tax benefit (expense)	$(18,704)	$10,504	$(8,200)

Deferred income taxes result from temporary differences in the financial and tax basis of assets and liabilities. Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	November 30,
	2010	2009

Deferred tax liabilities:
Capitalized expenses	$106,800	$117,684
State taxes	56,915	52,223
Other	177	142

Total	$163,892	$170,049

Deferred tax assets:
Inventory impairments and land option contract abandonments	$275,640	$378,834
2010, 2009 and 2008 NOLs	277,089	84,424
Warranty, legal and other accruals	103,359	147,924
Employee benefits	51,335	60,822
Partnerships and joint ventures	49,339	58,611
Depreciation and amortization	22,830	38,888
Capitalized expenses	5,927	6,573
Tax credits	145,643	140,133
Deferred income	1,219	1,219
Other	3,743	3,738

Total	936,124	921,166
Valuation allowance	(771,080)	(749,965)

Total	165,044	171,201

Net deferred tax assets	$1,152	$1,152

Income tax benefit computed at the statutory U.S. federal income tax rate and income tax benefit (expense) provided in the consolidated statements of operations differ as follows (in thousands):

	Years Ended November 30,
	2010	2009	2008

Income tax benefit computed at statutory rate	$26,729	$108,914	$338,776
Increase (decrease) resulting from:
State taxes, net of federal income tax benefit	4,010	11,079	25,142
Reserve and deferred income	1,204	(11,075)	4,825
Basis in joint ventures	13,729	(3,336)	(4,992)
NOLs reconciliation	(24,749)	(36,941)	—
Recognition of federal tax benefits	1,621	16,411	4,757
Tax credits	5,384	203	(3,984)
Valuation allowance for deferred tax assets	(21,115)	128,813	(355,839)
Other, net	187	(4,668)	(16,885)

Income tax benefit (expense)	$7,000	$209,400	$(8,200)

The Company recognized an income tax benefit of $7.0 million in 2010, compared to an income tax benefit of $209.4 million in 2009 and income tax expense of $8.2 million in 2008. The income tax benefit in 2010 reflected the recognition of a $5.4 million federal income tax benefit from an additional carryback of the Company’s 2009 NOLs to offset earnings the Company generated in 2004 and 2005, and the reversal of a $1.6 million liability for unrecognized tax benefits due to the status of federal and state tax audits. The income tax benefit in 2009 resulted primarily from the recognition of a $190.7 million federal income tax benefit based on the carryback of the Company’s 2009 NOLs to offset earnings the Company generated in 2004 and 2005, and the reversal of a $16.3 million liability for unrecognized federal and state tax benefits due to the status of federal and state tax audits. The income tax expense in 2008 was mainly due to the disallowance of tax benefits related to the Company’s 2008 loss as a result of a full valuation allowance. Due to the effects of its deferred tax asset valuation allowance, carrybacks of its NOLs, and changes in its unrecognized tax benefits, the Company’s effective tax rates in 2010, 2009 and 2008 are not meaningful items as the Company’s income tax amounts are not directly correlated to the amount of its pretax losses for those periods.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 was enacted into law and amended Section 172 of the Internal Revenue Code to extend the permitted carryback period for offsetting certain NOLs against earnings from two years to up to five years. Due to this federal tax legislation, the Company was able to carry back its 2009 NOLs to offset earnings it generated in 2004 and 2005. As a result, the Company filed an application for a federal tax refund of $190.7 million and reflected this amount as a receivable in its consolidated balance sheet as of November 30, 2009. The Company received the cash proceeds from the refund in the first quarter of 2010. In September of 2010, the Company filed an amended application for a federal tax refund to carry back an additional amount of its 2009 NOLs to offset earnings the Company generated in 2004 and 2005. The amended application generated a refund in the amount of $5.4 million, and the Company received cash proceeds of this refund in the fourth quarter of 2010.

In accordance with ASC 740, the Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During 2010, the Company recorded a net increase of $21.1 million to the valuation allowance against net deferred tax assets. The net increase was comprised of a $26.6 million valuation allowance recorded against the net deferred tax assets generated from the loss for the year, partially offset by the $5.4 million federal income tax benefit from the additional carryback of the Company’s 2009 NOLs to offset earnings it generated in 2004 and 2005.

During the first nine months of 2009, the Company recognized a net increase of $67.5 million in the valuation allowance. This increase reflected the net impact of an $89.9 million valuation allowance recorded during the first nine months of 2009, partly offset by a reduction of deferred tax assets due to the forfeiture of certain equity-based awards. In the fourth quarter of 2009, the Company recognized a decrease in the valuation allowance of $196.3 million primarily due to the benefit derived from the carryback of its 2009 NOLs to offset earnings it generated in 2004 and 2005. As a result, the net decrease in the valuation allowance for the year ended November 30, 2009 totaled $128.8 million. The decrease in the valuation allowance was reflected as a noncash income tax benefit of $130.7 million and a noncash charge of $1.9 million to accumulated other comprehensive loss. During 2008, the Company recorded a valuation allowance of $355.9 million against its net deferred tax assets. The valuation allowance was reflected as a noncash charge of $358.2 million to income tax expense and a noncash benefit of $2.3 million to accumulated other comprehensive loss (as a result of an adjustment made in accordance with ASC 715). The majority of the tax benefits associated with the Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income. The federal NOL carryforward if not utilized will expire in 2030, and the various state NOLs will expire within the next three to 20 years. In addition, the Company’s tax credits, if not utilized will expire within six to 20 years.

The Company’s net deferred tax assets totaled $1.1 million at both November 30, 2010 and 2009. The deferred tax asset valuation allowance increased to $771.1 million at November 30, 2010 from $750.0 million at November 30, 2009. The Company’s deferred tax assets for which it did not establish a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carrybacks to the 2006 and 2007 years. To the extent the Company generates sufficient taxable income in the future to fully utilize the tax benefits of the related deferred tax assets, the Company expects its effective tax rate to decrease as the valuation allowance is reversed.

Gross unrecognized tax benefits are the differences between a tax position taken, or expected to be taken in a tax return, and the benefit recognized for accounting purposes. A reconciliation of the beginning and ending balances of the gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Years Ended November 30,
	2010	2009	2008

Balance at beginning of year	$11,024	$18,332	$27,617
Additions for tax positions related to prior years	1,720	4,230	199
Reductions for tax positions related to prior years	(1,183)	(270)	—
Reductions due to lapse of statute of limitations	—	(1,277)	—
Reductions due to resolution of federal and state audits	(253)	(9,991)	(9,484)

Balance at end of year	$11,308	$11,024	$18,332

In July 2006, the FASB issued guidance which prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted this guidance effective December 1, 2007. As of the date of adoption, the Company’s net liability for unrecognized tax benefits was $18.3 million, which represented $27.6 million of gross unrecognized tax benefits less $9.3 million of indirect tax benefits. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in its consolidated financial statements as a component of the provision for income taxes. As of November 30, 2010, 2009 and 2008, there were $.9 million, $1.3 million and $7.0 million, respectively, of unrecognized tax benefits that if recognized would affect the Company’s annual effective tax rate. The Company’s total accrued interest and penalties related to unrecognized income tax benefits was $3.5 million at November 30, 2010 and $4.9 million at November 30, 2009. The Company’s liabilities for unrecognized tax benefits at November 30, 2010 and 2009 are included in accrued expenses and other liabilities in its consolidated balance sheets.

Included in the balance of gross unrecognized tax benefits at November 30, 2010 and 2009 are tax positions of $7.9 million and $6.5 million, respectively, for which the ultimate deductibility is highly certain but there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to a tax authority to an earlier period.

The Company anticipates that total gross unrecognized tax benefits will decrease by an amount ranging from $2.0 million to $3.0 million during the 12 months from this reporting date due to various state filings associated with the resolution of the federal audit.

The fiscal years ending after 2005 remain open to federal examination and fiscal years after 2004 remain open to examination by various state taxing jurisdictions.

The benefits of the Company’s NOLs, built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Section 382. Based on the Company’s analysis performed as of November 30, 2010, the Company does not believe it has experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation as of this reporting date.

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

Common Stock.  As of November 30, 2010, the Company was authorized to repurchase four million shares of its common stock under a board-approved stock repurchase program. The Company did not repurchase any of its common stock under this program in 2010, 2009 or 2008. The Company has not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of the Company’s board of directors.

During 2010 and 2009, the Company’s board of directors declared four quarterly dividends of $.0625 per share of common stock that were also paid during those years. In November 2008, the Company’s board of directors reduced the quarterly cash dividend on the Company’s common stock to $.0625 per share from $.25 per share. Consequently, during 2008, the Company’s board of directors declared three quarterly dividends of $.25 per share of common stock and one quarterly dividend of $.0625 per share of common stock, all of which were paid that year.

Treasury Stock.  The Company acquired $.4 million of common stock in 2010, $.6 million in 2009 and $1.0 million in 2008, which were previously issued shares delivered to the Company by employees to satisfy withholding taxes on the vesting of restricted stock awards or forfeitures of previous restricted stock awards. Differences between the cost of treasury stock and the reissuance are recorded to paid-in capital. These transactions are not considered repurchases under the share repurchase program.

Note 18.	Employee Benefit and Stock Plans

Most employees are eligible to participate in the KB Home 401(k) Savings Plan (the “401(k) Plan”) under which contributions by employees are partially matched by the Company. The aggregate cost of the 401(k) Plan to the Company was $3.2 million in 2010, $3.2 million in 2009 and $4.1 million in 2008. The assets of the 401(k) Plan are held by a third-party trustee. The 401(k) plan participants may direct the investment of their funds among one or more of the several fund options offered by the 401(k) Plan. A fund consisting of the Company’s common stock is one of the investment choices available to participants. As of November 30, 2010, 2009 and 2008, approximately 5%, 6% and 5%, respectively, of the 401(k) Plan’s net assets were invested in the fund consisting of the Company’s common stock.

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

The Company’s 2010 Plan provides that stock options, performance stock, restricted stock and stock units may be awarded to any employee of the Company for periods of up to 10 years. The 2010 Plan also enables the Company to grant cash bonuses, SARs and other stock-based awards. In addition to awards outstanding under the 2010 Plan, the Company has awards outstanding under its Amended and Restated 1999 Incentive Plan (the “1999 Plan”), which provides for generally the same types of awards as the 2010 Plan. The Company also has awards outstanding under its 1988 Employee Stock Plan and its Performance-Based Incentive Plan for Senior Management, each of which provides for generally the same types of awards as the 2010 Plan, but stock option awards granted under these plans have terms of up to 15 years.

Stock Options.  Stock option transactions are summarized as follows:

	Years Ended November 30,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	5,711,701	$27.39	7,847,402	$30.11	8,173,464	$30.17
Granted	3,572,237	18.71	1,403,141	15.44	—	—
Exercised	(28,281)	13.00	—	—	(144,020)	18.31
Cancelled	(457,044)	22.05	(3,538,842)	28.69	(182,042)	42.33

Options outstanding at end of year	8,798,613	$24.19	5,711,701	$27.39	7,847,402	$30.11

Options exercisable at end of year	6,146,605	$28.73	4,046,027	$31.05	7,321,170	$29.77

Options available for grant at end of year	21,703		1,714,650		593,897

The total intrinsic value of stock options exercised during the years ended November 30, 2010 and 2008 was $.1 million and $1.0 million, respectively. There were no stock options exercised during the year ended November 30, 2009. The aggregate intrinsic value of stock options outstanding was $.3 million, $.1 million and $.1 million at November 30, 2010, 2009 and 2008, respectively. The aggregate intrinsic value of stock options exercisable was less than $.1 million at November 30, 2010, and was $.1 million at both November 30, 2009 and 2008. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the price of the option. In 2009, in connection with the settlement of certain stockholder derivative litigation, the Company’s former chairman and chief executive officer relinquished 3,011,452 stock options to the Company and those stock options were cancelled.

On August 13, 2010, the Company consummated an exchange offer (the “August 2010 Exchange Offer”) pursuant to which eligible employees of the Company had the opportunity to exchange their outstanding cash-settled SARs granted on October 2, 2008 and January 22, 2009 for non-qualified options to purchase shares of the Company’s common stock granted under the 2010 Plan.

On November 9, 2010, the Company consummated a separate exchange offer (the “November 2010 Exchange Offer”) pursuant to which eligible employees of the Company had the opportunity to exchange their outstanding cash-settled SARs granted on July 12, 2007 and October 4, 2007 for non-qualified options to purchase shares of the Company’s common stock granted under the 2010 Plan.

Pursuant to both the August 2010 Exchange Offer and the November 2010 Exchange Offer, each stock option granted in exchange for a SAR had an exercise price equal to the SAR’s exercise price and the same number of underlying shares, vesting schedule and expiration date as each such SAR. The August 2010 Exchange Offer and the November 2010 Exchange Offer did not include a re-pricing or any other changes impacting the value to the employees. The Company conducted the August 2010 Exchange Offer and November 2010 Exchange Offer in an effort to reduce the overall degree of variability in the expense recorded for employee equity-based compensation by replacing the SARs, which are accounted for as liability awards, with stock options, which are accounted for as equity awards.

Pursuant to the August 2010 Exchange Offer, 19 eligible employees returned a total of 1,116,030 SARs to the Company, and those SARs were cancelled on August 13, 2010 in exchange for corresponding grants of stock options to 18 of those employees to purchase an aggregate of 1,073,737 shares of the Company’s common stock at $19.90 per share and one grant of stock options to one employee to purchase 42,293 shares of the Company’s common stock at $11.25 per share.

Pursuant to the November 2010 Exchange Offer, nine eligible employees returned a total of 925,705 SARs to the Company, and those SARs were cancelled on November 9, 2010 in exchange for corresponding grants of stock options to those employees to purchase an aggregate of 732,170 shares of the Company’s common stock at $28.10 per share and grants of stock options to seven of those employees to purchase an aggregate of 193,535 shares of the Company’s common stock at $36.19 per share.

The stock options granted pursuant to the August 2010 Exchange Offer and the November 2010 Exchange Offer are included in the stock options granted total in the above table.

On October 7, 2010, the Company’s president and chief executive officer was granted an award of performance-based stock options to purchase an aggregate of 260,000 shares of the Company’s common stock at the purchase price of $11.06 per share. The performance-based stock options shall vest and become exercisable if the Company’s president and chief executive officer does not experience a termination of service prior to the applicable dates described in the 2010 Equity Incentive Plan Stock Option Agreement (the “Agreement”), and if the performance goal, as set forth in the Agreement, has been satisfied. The number of performance-based stock options that ultimately vests depends on the achievement of one of three performance metrics: positive cumulative operating margin; relative operating margin; and relative customer satisfaction. In accordance with ASC 718, the Company used the Black-Scholes option-pricing model to estimate the grant-date fair value per performance-based stock option of $4.59.

Stock options outstanding and stock options exercisable at November 30, 2010 are as follows:

	Options Outstanding			Options Exercisable
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
Range of Exercise Price	Options	Price	Life	Options	Price	Life

$ 8.88 to $12.50	1,501,001	$11.10	9.58	65,260	$11.52
$12.51 to $15.44	1,828,270	14.94	7.89	966,126	14.55
$15.45 to $26.29	1,896,619	20.81	7.25	1,542,496	21.02
$26.30 to $35.26	1,833,299	31.01	7.42	1,833,299	31.01
$35.27 to $69.63	1,739,424	41.69	7.22	1,739,424	41.69

$ 8.88 to $69.63	8,798,613	$24.19	7.81	6,146,605	$28.73	7.20

The weighted average fair value of stock options granted in 2010 and 2009 was $2.81 and $7.16, respectively. The Company granted no stock options in 2008. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2010 and 2009, respectively: a risk-free interest rate of .7% and 1.9%; an expected volatility factor for the market price of the Company’s common stock of 61.7% and 64.3%; an expected dividend yield of 2.2% and 1.6%; and an expected term of 3 years and 4 years.

The risk-free interest rate assumption is determined based on observed interest rates appropriate for the expected term of the Company’s stock options. The expected volatility factor is based on a combination of the historical volatility of the Company’s common stock and the implied volatility of publicly traded options on the Company’s stock. The expected dividend yield assumption is based on the Company’s history of dividend payouts. The expected term of employee stock options is estimated using historical data.

The Company’s stock-based compensation expense related to stock option grants was $5.8 million in 2010, $2.6 million in 2009 and $5.0 million in 2008. As of November 30, 2010, there was $8.0 million of total unrecognized stock-based compensation expense related to unvested stock option awards. This expense is expected to be recognized over a weighted average period of 1.6 years.

The Company records proceeds from the exercise of stock options as additions to common stock and paid-in capital. Actual tax shortfalls realized for the tax deduction from stock option exercises of $2.8 million in 2010, $4.1 million in 2009 and $1.1 million in 2008, were recorded as paid-in capital. In 2010, 2009 and 2008, the consolidated statement of cash flows reflects $.6 million, $0 and $0, respectively, of excess tax benefit associated with the exercise of stock options since December 1, 2005, in accordance with the cash flow classification requirements of ASC 718.

Other Stock-Based Awards.  From time to time, the Company grants restricted common stock to various employees as a compensation benefit. During the restriction periods, the employees are entitled to vote and receive dividends on such shares. The restrictions imposed with respect to the shares granted lapse over periods of three or eight years if certain conditions are met.

Restricted stock transactions are summarized as follows:

	Years Ended November 30,
	2010		2009
		Weighted		Weighted
		Average		Average
		per Share		per Share
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of year	445,831	$15.44	700,000	$15.70
Granted	51,023	12.58	445,831	15.44
Vested	—	—	—	—
Cancelled	(94,377)	15.36	(700,000)	15.70

Outstanding at end of year	402,477	$15.09	445,831	$15.44

In 2009, in connection with the settlement of certain stockholder derivative litigation, the Company’s former chairman and chief executive officer relinquished 700,000 shares of restricted common stock.

On July 12, 2007, the Company awarded 54,000 Performance Shares to its president and chief executive officer subject to the terms of the 1999 Plan, the president and chief executive officer’s Performance Stock Agreement dated July 12, 2007 and his Employment Agreement dated February 28, 2007. Depending on the Company’s total shareholder return over the three-year period ending on November 30, 2009 relative to a group of peer companies, zero to 150% of the Performance Shares would vest and become unrestricted. In accordance with ASC 718, the Company used a Monte Carlo simulation model to estimate the grant-date fair value of the Performance Shares. The total grant-date fair value of $2.0 million was recognized over the requisite service period. On January 21, 2010, the management development and compensation committee of the Company’s board of directors certified the Company’s relative total shareholder return over the performance period associated with the Performance Shares and determined that the vesting restrictions lapsed with respect to 48,492 Performance Shares effective on that date.

In 2009 and 2008, the Company granted phantom shares to various employees. In 2008, the Company also granted SARs to various employees. Both phantom shares and SARs are accounted for as liabilities in the Company’s consolidated financial statements because such awards provide for settlement in cash. Each phantom share represents the right to receive a cash payment equal to the closing price of the Company’s common stock on the applicable vesting date. Each SAR represents a right to receive a cash payment equal to the positive difference, if any, between the grant price and the market value of a share of the Company’s common stock on the date of exercise. The phantom shares vest in full at the end of three years, while the SARs vest in equal annual installments over three years. As of November 30, 2010, there were 268,762 phantom shares and 37,517 SARs outstanding. There were 926,705 phantom shares and 2,292,537 SARs outstanding as of November 30, 2009 and 1,099,722 phantom shares and 2,345,154 SARs outstanding as of November 30, 2008. The year-over-year decrease in the number of outstanding SARs in 2010 from 2009 reflects the impact of the August 2010 Exchange Offer and the November 2010 Exchange Offer.

The Company recognized total compensation expense of $1.8 million in 2010, $10.0 million in 2009 and $7.1 million in 2008 related to restricted common stock, the Performance Shares, phantom shares and SARs.

Grantor Stock Ownership Trust.  On August 27, 1999, the Company established a grantor stock ownership trust (the “Trust”) into which certain shares repurchased in 2000 and 1999 were transferred. The Trust, administered by a third-party trustee, holds and distributes the shares of common stock acquired to support certain employee compensation and employee benefit obligations of the Company under its existing stock option, the 401(k) Plan and other employee benefit plans. The existence of the Trust has no impact on the amount of benefits or compensation that is paid under these plans.

For financial reporting purposes, the Trust is consolidated with the Company. Any dividend transactions between the Company and the Trust are eliminated. Acquired shares held by the Trust remain valued at the market price at the date of purchase and are shown as a reduction to stockholders’ equity in the consolidated balance sheets. The difference between the Trust share value and the market value on the date shares are released from the Trust is included in paid-in capital. Common stock held in the Trust is not considered outstanding in the computations of earnings (loss) per share. The Trust held 11,082,723 and 11,228,951 shares of common stock at November 30, 2010 and 2009, respectively. The trustee votes shares held by the Trust in accordance with voting directions from eligible employees, as specified in a trust agreement with the trustee.

Note 19.	Postretirement Benefits

The Company has a supplemental non-qualified, unfunded retirement plan, the KB Home Retirement Plan, effective as of July 11, 2002, pursuant to which the Company pays supplemental pension benefits to certain employees upon retirement. The Company’s supplemental non-qualified, unfunded retirement plan, the KB Home Supplemental Executive Retirement Plan, restated effective as of July 12, 2001, was terminated during 2009. In connection with the plans, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with each plan are held by a trust, established as part of the plans to implement and carry out the provisions of the plans and to finance the benefits offered under the plans. The trust is the owner and beneficiary of such contracts. The amount of the insurance coverage is designed to provide sufficient revenues to cover all costs of the plans if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The cash surrender value of these insurance contracts was $41.4 million at November 30, 2010 and $38.3 million at November 30, 2009.

The Company also has an unfunded death benefit plan, the KB Home Death Benefit Only Plan, implemented on November 1, 2001, for certain key management employees. In connection with the plan, the Company has purchased cost recovery life insurance on the lives of certain employees. Insurance contracts associated with the plan are held by a trust, established as part of the plan to implement and carry out the provisions of the plan and to finance the benefits offered under the plan. The trust is the owner and beneficiary of such contracts. The amount of the coverage is designed to provide sufficient revenues to cover all costs of the plan if assumptions made as to employment term, mortality experience, policy earnings and other factors are realized. The cash surrender value of these insurance contracts was $13.6 million at November 30, 2010 and $12.9 million at November 30, 2009.

The net periodic benefit cost of the Company’s postretirement benefit plans for the year ended November 30, 2010 was $5.5 million, which included service costs of $1.2 million, interest costs of $2.2 million, amortization of unrecognized loss of $.3 million, amortization of prior service costs of $1.6 million and other costs of $.2 million. The net periodic benefit cost of these plans for the year ended November 30, 2009 was $5.6 million, which included service costs of $1.1 million, interest costs of $2.4 million, amortization of prior service costs of $1.5 million and a charge of $.8 million due to plan settlements, partly offset by other income of $.2 million. For the year ended November 30, 2008, the net periodic benefit cost of these plans was $6.5 million, which included service costs of $1.3 million, interest costs of $2.9 million, amortization of prior service costs of $1.6 million and other costs of $.7 million. In 2009, in connection with the settlement of certain stockholder derivative litigation, the Company paid $22.2 million to its former chairman and chief executive officer under the KB Home Retirement Plan and the KB Home Supplemental Executive Retirement Plan. The liabilities related to the postretirement benefit plans were $44.1 million at November 30, 2010 and $38.3 million at November 30, 2009, and are included in accrued expenses and other liabilities in the consolidated balance sheets. For the years ended November 30, 2010 and 2009, the discount rates used for the plans were 5.2% and 5.7%, respectively.

Benefit payments under the Company’s postretirement benefit plans are expected to be paid as follows: 2011 — $.2 million; 2012 — $.3 million; 2013 — $1.0  million; 2014 — $1.5 million; 2015 — $1.6 million; and for the five years ended November 30, 2020 — $14.9 million in the aggregate.

Note 20.	Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Years Ended November 30,
	2010	2009	2008
Summary of cash and cash equivalents at the end of the year:
Homebuilding	$904,401	$1,174,715	$1,135,399
Financial services	4,029	3,246	6,119

Total	$908,430	$1,177,961	$1,141,518

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$71,647	$55,892	$20,726
Income taxes paid	807	7,145	2,354
Income taxes refunded	196,868	242,418	125,226

Supplemental disclosure of noncash activities:
Increase in inventories in connection with consolidation of joint ventures	$72,300	$97,550	$—
Increase in secured debt in connection with consolidation of joint ventures	—	133,051	—
Increase in accounts payable, accrued expenses and other liabilities in connection with consolidation of joint ventures	38,861	—	—
Stock appreciation rights exchanged for stock options	2,348	—	—
Reclassification from inventory to operating properties	—	72,548	—
Reclassification from accounts payable to investments in unconsolidated joint ventures	—	50,626	—
Cost of inventories acquired through seller financing	55,244	16,240	90,028
Decrease in consolidated inventories not owned	(41,626)	(45,340)	(143,091)

Note 21.	Quarterly Results (unaudited)

The following tables present consolidated quarterly results for the Company for the years ended November 30, 2010 and 2009 (in thousands, except per share amounts):

	First	Second	Third	Fourth

2010
Revenues	$263,978	$374,052	$501,003	$450,963
Gross profit	35,971	65,671	87,008	84,825
Pretax income (loss)	(54,504)	(30,609)	(6,697)	15,442
Net income (loss)	(54,704)	(30,709)	(1,397)	17,442

Basic and diluted earnings (loss) per share	$(.71)	$(.40)	$(.02)	$.23

2009
Revenues	$307,361	$384,470	$458,451	$674,568
Gross profit	14,783	6,115	41,773	3,833
Pretax loss	(59,572)	(83,583)	(77,048)	(90,981)
Net income (loss)	(58,072)	(78,383)	(66,048)	100,719

Basic and diluted earnings (loss) per share	$(.75)	$(1.03)	$(.87)	$1.31

Included in gross profit in the first, third and fourth quarters of 2010 were pretax, noncash inventory impairment charges of $6.8 million, $1.4 million and $1.6 million, respectively, and pretax, noncash charges for land option contract abandonments of $6.5 million, $2.0 million and $1.6 million, respectively.

Included in gross profit in the first, second, third and fourth quarters of 2009 were pretax, noncash inventory impairment charges of $24.4 million, $5.7 million, $22.8 million and $67.9 million, respectively, and pretax, noncash charges for land option contract abandonments of $.3 million, $36.5 million, $1.7 million and $8.8 million, respectively.

The pretax loss in the first, second, third and fourth quarters of 2009 also included charges for joint venture impairments of $7.6 million, $7.2 million, $23.2 million and $.5 million, respectively.

The net loss in the first, second and third quarters of 2010 included charges of $21.2 million, $12.8 million and $3.0 million, respectively, to record valuation allowances against net deferred tax assets in accordance with ASC 740. Net income in the fourth quarter of 2010 included a decrease of $10.4 million in the deferred tax asset valuation allowance. The net loss in the first, second and third quarters of 2009 included charges of $22.7 million, $31.7 million and $35.5 million, respectively, to record valuation allowances against net deferred tax assets in accordance with ASC 740. The charge in the first quarter of 2009 was substantially offset by a reduction of deferred tax assets due to the forfeiture of certain equity-based awards. Net income in the fourth quarter of 2009 included a decrease of $196.3 million in the deferred tax asset valuation allowance primarily due to the benefit derived from the Company’s carryback of its 2009 NOLs to offset earnings it generated in 2004 and 2005 in accordance with federal tax legislation enacted in that quarter.

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year.

Note 22.	Supplemental Guarantor Information

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In Thousands)

	Year Ended November 30, 2010
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$429,917	$1,160,079	$—	$1,589,996

Homebuilding:
Revenues	$—	$429,917	$1,151,846	$—	$1,581,763
Construction and land costs	—	(360,450)	(947,838)	—	(1,308,288)
Selling, general and administrative expenses	(68,149)	(48,233)	(173,138)	—	(289,520)

Operating income (loss)	(68,149)	21,234	30,870	—	(16,045)
Interest income	1,770	30	298	—	2,098
Interest expense, net of amounts capitalized/loss on early redemption of debt	20,353	(41,686)	(46,974)	—	(68,307)
Equity in loss of unconsolidated joint ventures	—	(186)	(6,071)	—	(6,257)

Homebuilding pretax loss	(46,026)	(20,608)	(21,877)	—	(88,511)
Financial services pretax income	—	—	12,143	—	12,143

Total pretax loss	(46,026)	(20,608)	(9,734)	—	(76,368)
Income tax benefit	4,200	1,900	900	—	7,000
Equity in net loss of subsidiaries	(27,542)	—	—	27,542	—

Net loss	$(69,368)	$(18,708)	$(8,834)	$27,542	$(69,368)

	Year Ended November 30, 2009
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$1,608,533	$216,317	$—	$1,824,850

Homebuilding:
Revenues	$—	$1,608,533	$207,882	$—	$1,816,415
Construction and land costs	—	(1,548,678)	(201,233)	—	(1,749,911)
Selling, general and administrative expenses	(71,181)	(198,964)	(32,879)	—	(303,024)

Operating loss	(71,181)	(139,109)	(26,230)	—	(236,520)
Interest income	5,965	887	663	—	7,515
Interest expense, net of amounts capitalized/loss on early redemption of debt	31,442	(74,946)	(8,259)	—	(51,763)
Equity in loss of unconsolidated joint ventures	—	(22,840)	(26,775)	—	(49,615)

Homebuilding pretax loss	(33,774)	(236,008)	(60,601)	—	(330,383)
Financial services pretax income	—	—	19,199	—	19,199

Total pretax loss	(33,774)	(236,008)	(41,402)	—	(311,184)
Income tax benefit	22,700	158,800	27,900	—	209,400
Equity in net loss of subsidiaries	(90,710)	—	—	90,710	—

Net loss	$(101,784)	$(77,208)	$(13,502)	$90,710	$(101,784)

	Year Ended November 30, 2008
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$2,331,771	$702,165	$—	$3,033,936

Homebuilding:
Revenues	$—	$2,331,771	$691,398	$—	$3,023,169
Construction and land costs	—	(2,555,911)	(758,904)	—	(3,314,815)
Selling, general and administrative expenses	(74,075)	(296,964)	(129,988)	—	(501,027)
Goodwill impairment	(67,970)	—	—	—	(67,970)

Operating loss	(142,045)	(521,104)	(197,494)	—	(860,643)
Interest income	31,666	2,524	420	—	34,610
Interest expense, net of amounts capitalized/loss on early redemption of debt	56,541	(34,946)	(34,561)	—	(12,966)
Equity in loss of unconsolidated joint ventures	—	(10,742)	(142,008)	—	(152,750)

Homebuilding pretax loss	(53,838)	(564,268)	(373,643)	—	(991,749)
Financial services pretax income	—	—	23,818	—	23,818

Total pretax loss	(53,838)	(564,268)	(349,825)	—	(967,931)
Income tax expense	(400)	(4,600)	(3,200)	—	(8,200)
Equity in net loss of subsidiaries	(921,893)	—	—	921,893	—

Net loss	$(976,131)	$(568,868)	$(353,025)	$921,893	$(976,131)

CONDENSED CONSOLIDATING BALANCE SHEETS
(In Thousands)

	November 30, 2010
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$770,603	$3,619	$130,179	$—	$904,401
Restricted cash	88,714	—	26,763	—	115,477
Receivables	4,205	6,271	97,572	—	108,048
Inventories	—	774,102	922,619	—	1,696,721
Investments in unconsolidated joint ventures	—	37,007	68,576	—	105,583
Other assets	68,166	72,805	9,105	—	150,076

	931,688	893,804	1,254,814	—	3,080,306
Financial services	—	—	29,443	—	29,443
Investments in subsidiaries	36,279	—	—	(36,279)	—

Total assets	$967,967	$893,804	$1,284,257	$(36,279)	$3,109,749

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$124,609	$150,260	$424,853	$—	$699,722
Mortgages and notes payable	1,632,362	112,368	30,799	—	1,775,529

	1,756,971	262,628	455,652	—	2,475,251
Financial services	—	—	2,620	—	2,620
Intercompany	(1,420,882)	631,176	789,706	—	—
Stockholders’ equity	631,878	—	36,279	(36,279)	631,878

Total liabilities and stockholders’ equity	$967,967	$893,804	$1,284,257	$(36,279)	$3,109,749

	November 30, 2009
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$995,122	$56,969	$122,624	$—	$1,174,715
Restricted cash	114,292	—	—	—	114,292
Receivables	191,747	109,536	36,647	—	337,930
Inventories	—	1,374,617	126,777	—	1,501,394
Investments in unconsolidated joint ventures	—	115,402	4,266	—	119,668
Other assets	68,895	85,856	(185)	—	154,566

	1,370,056	1,742,380	290,129	—	3,402,565
Financial services	—	—	33,424	—	33,424
Investments in subsidiaries	35,955	—	—	(35,955)	—

Total assets	$1,406,011	$1,742,380	$323,553	$(35,955)	$3,435,989

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$147,264	$588,203	$165,878	$—	$901,345
Mortgages and notes payable	1,656,402	163,967	1	—	1,820,370

	1,803,666	752,170	165,879	—	2,721,715
Financial services	—	—	7,050	—	7,050
Intercompany	(1,104,879)	990,210	114,669	—	—
Stockholders’ equity	707,224	—	35,955	(35,955)	707,224

Total liabilities and stockholders’ equity	$1,406,011	$1,742,380	$323,553	$(35,955)	$3,435,989

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended November 30, 2010
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(69,368)	$(18,708)	$(8,834)	$27,542	$(69,368)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	1,980	17,945	—	19,925
Changes in assets and liabilities:
Receivables	187,542	3,557	20,219	—	211,318
Inventories	—	(99,216)	(30,118)	—	(129,334)
Accounts payable, accrued expenses and other liabilities	(16,973)	(65,878)	(116,354)	—	(199,205)
Other, net	(8,461)	1,794	39,367	—	32,700

Net cash provided (used) by operating activities	92,740	(176,471)	(77,775)	27,542	(133,964)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(517)	(15,152)	—	(15,669)
Purchases of property and equipment, net	(229)	(70)	(121)	—	(420)

Net cash used by investing activities	(229)	(587)	(15,273)	—	(16,089)

Cash flows from financing activities:
Change in restricted cash	25,578	—	(26,763)	—	(1,185)
Payments on mortgages and land contracts due to land sellers and other loans	—	(81,041)	(20,113)	—	(101,154)
Issuance of common stock under employee stock plans	1,851	—	—	—	1,851
Excess tax benefit associated with exercise of stock options	583	—	—	—	583
Payments of cash dividends	(19,223)	—	—	—	(19,223)
Repurchases of common stock	(350)	—	—	—	(350)
Intercompany	(325,469)	217,240	135,771	(27,542)	—

Net cash provided (used) by financing activities	(317,030)	136,199	88,895	(27,542)	(119,478)

Net decrease in cash and cash equivalents	(224,519)	(40,859)	(4,153)	—	(269,531)
Cash and cash equivalents at beginning of year	995,122	44,478	138,361	—	1,177,961

Cash and cash equivalents at end of year	$770,603	$3,619	$134,208	$—	$908,430

	Year Ended November 30, 2009
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(101,784)	$(77,208)	$(13,502)	$90,710	$(101,784)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	153,294	14,855	—	168,149
Changes in assets and liabilities:
Receivables	26,853	33,210	(24,396)	—	35,667
Inventories	—	216,554	216,521	—	433,075
Accounts payable, accrued expenses and other liabilities	(47,284)	(83,316)	(122,020)	—	(252,620)
Other, net	22,313	24,411	20,701	—	67,425

Net cash provided (used) by operating activities	(99,902)	266,945	92,159	90,710	349,912

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(14,517)	(5,405)	—	(19,922)
Sales (purchases) of property and equipment, net	(142)	(1,497)	264	—	(1,375)

Net cash used by investing activities	(142)	(16,014)	(5,141)	—	(21,297)

Cash flows from financing activities:
Change in restricted cash	1,112	—	—	—	1,112
Proceeds from issuance of senior notes	259,737	—	—	—	259,737
Payment of senior notes issuance costs	(4,294)	—	—	—	(4,294)
Repayment of senior and senior subordinated notes	(453,105)	—	—	—	(453,105)
Payments on mortgages and land contracts due to land sellers and other loans	—	(78,983)	—	—	(78,983)
Issuance of common stock under employee stock plans	3,074	—	—	—	3,074
Payments of cash dividends	(19,097)	—	—	—	(19,097)
Repurchases of common stock	(616)	—	—	—	(616)
Intercompany	321,298	(140,046)	(90,542)	(90,710)	—

Net cash provided (used) by financing activities	108,109	(219,029)	(90,542)	(90,710)	(292,172)

Net increase (decrease) in cash and cash equivalents	8,065	31,902	(3,524)	—	36,443
Cash and cash equivalents at beginning of year	987,057	25,067	129,394	—	1,141,518

Cash and cash equivalents at end of year	$995,122	$56,969	$125,870	$—	$1,177,961

	Year Ended November 30, 2008
	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(976,131)	$(568,868)	$(353,025)	$921,893	$(976,131)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Provision for deferred income taxes	221,306	—	—	—	221,306
Inventory impairments and land option contract abandonments	—	469,017	137,774	—	606,791
Goodwill impairment	67,970	—	—	—	67,970
Changes in assets and liabilities:
Receivables	(92,069)	24,376	7,128	—	(60,565)
Inventories	—	409,629	136,221	—	545,850
Accounts payable, accrued expenses and other liabilities	(20,246)	(210,319)	(52,216)	—	(282,781)
Other, net	48,519	19,978	150,385	—	218,882

Net cash provided (used) by operating activities	(750,651)	143,813	26,267	921,893	341,322

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	8,985	(68,610)	—	(59,625)
Sales (purchases) of property and equipment, net	5,837	(55)	1,291	—	7,073

Net cash provided (used) by investing activities	5,837	8,930	(67,319)	—	(52,552)

Cash flows from financing activities:
Change in restricted cash	(115,404)	—	—	—	(115,404)
Repayment of senior subordinated notes	(305,814)	—	—	—	(305,814)
Payments on mortgages and land contracts due to land sellers and other loans	—	(12,800)	—	—	(12,800)
Issuance of common stock under employee stock plans	6,958	—	—	—	6,958
Payments of cash dividends	(62,967)	—	—	—	(62,967)
Repurchases of common stock	(967)	—	—	—	(967)
Intercompany	1,105,636	(186,395)	2,652	(921,893)	—

Net cash provided (used) by financing activities	627,442	(199,195)	2,652	(921,893)	(490,994)

Net decrease in cash and cash equivalents	(117,372)	(46,452)	(38,400)	—	(202,224)
Cash and cash equivalents at beginning of year	1,104,429	71,519	167,794	—	1,343,742

Cash and cash equivalents at end of year	$987,057	$25,067	$129,394	$—	$1,141,518

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of KB Home:

We have audited the accompanying consolidated balance sheets of KB Home as of November 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KB Home at November 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), KB Home’s internal control over financial reporting as of November 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2011 expressed an unqualified opinion thereon.

Los Angeles, California
January 31, 2011

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2010.

Internal Control Over Financial Reporting

(a)  Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under that framework and applicable SEC rules, our management concluded that our internal control over financial reporting was effective as of November 30, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued its report on the effectiveness of our internal control over financial reporting as of November 30, 2010.

(b)  Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of KB Home:

We have audited KB Home’s internal control over financial reporting as of November 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). KB Home’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, KB Home maintained, in all material respects, effective internal control over financial reporting as of November 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KB Home as of November 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2010 and our report dated January 31, 2011 expressed an unqualified opinion thereon.

Los Angeles, California
January 31, 2011

(c)  Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item for executive officers is set forth under “Executive Officers of the Registrant” in Part I. Except as set forth below, the other information called for by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Proposal 1: Election of Directors” sections of our Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”), which will be filed with the SEC not later than March 30, 2011 (120 days after the end of our fiscal year).

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

Item 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Executive Compensation” sections of the 2011 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the “Ownership of KB Home Securities” section of the 2011 Proxy Statement, except for the information required by Item 201(d) of Regulation S-K, which is provided below.

The following table presents information as of November 30, 2010 with respect to shares of our common stock that may be issued under our existing compensation plans:

Equity Compensation Plan Information
Number of common
	Number of		shares remaining
	common shares to		available for future
	be issued upon		issuance under equity
	exercise of	Weighted-average	compensation plans
	outstanding options,	exercise price of	(excluding common
	warrants and	outstanding options,	shares reflected in
	rights	warrants and rights	column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	8,798,613	$24.19	21,703
Equity compensation plans not approved by stockholders	—	—	—	(1)

Total	8,798,613	$24.19	21,703

(1)	Represents our current compensation plan for our non-employee directors that provides for grants of deferred common stock units or stock options. These stock units and options are described in the “Director Compensation” section of our 2011 Proxy Statement, which is incorporated herein. Although we may purchase shares of our common stock on the open market to satisfy the payment of these stock units and options, to date, all of them have been settled in cash. Further, under the non-employee directors’ current compensation plan, our non-employee directors cannot receive shares of our common stock in satisfaction of their stock units or options unless and until approved by our stockholders. Therefore, we consider the non-employee directors compensation plans as having no available capacity to issue shares of our common stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the “Corporate Governance and Board Matters” and the “Other Matters” sections of our 2011 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the “Independent Auditor Fees and Services” section of our 2011 Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	Financial Statements

Reference is made to the index set forth on page 59 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable or the required information is provided in the consolidated financial statements or notes thereto.

3.	Exhibits

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 7, 2009, is incorporated by reference herein.
3.2	By-Laws, as amended and restated on April 5, 2007, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.
4.1	Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent, dated January 22, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.
4.2	Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among the Company, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to the Company’s Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.
4.3	Second Supplemental Indenture relating to 6 3/8% Senior Notes due 2011 among the Company, the Guarantors and Sun Trust Bank, Atlanta, dated June 30, 2004, filed as an exhibit to the Company’s Registration Statement No. 333-119228 on Form S-4, is incorporated by reference herein.
4.4	Third Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein, the Subsidiary Guarantor named therein and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006, is incorporated by reference herein.
4.5	Fourth Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein and U.S. Bank National Association, dated as of November 9, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.
4.6	Fifth Supplemental Indenture, dated August 17, 2007, relating to the Company’s Senior Notes by and between the Company, the Guarantors, and the Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.
4.7	Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to the Company’s Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.
4.8	Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.9	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.10	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.11	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.12	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.

Exhibit
Number		Description

4.13		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.14		Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.15		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.16		Specimen of 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.
4.17		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.
10.1		Consent Order, Federal Trade Commission Docket No. C-2954, dated February 12, 1979, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10	.2*	Kaufman and Broad, Inc. Executive Deferred Compensation Plan, effective as of July 11, 1985, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10	.3*	Amendment to Kaufman and Broad, Inc. Executive Deferred Compensation Plan for amounts earned or vested on or after January 1, 2005, effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.4*	KB Home 1988 Employee Stock Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.5*	Kaufman and Broad Home Corporation Directors’ Deferred Compensation Plan established effective as of July 27, 1989, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10.6		Consent decree, dated July 2, 1991, relating to Federal Trade Commission Consent Order, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10	.7*	KB Home Performance-Based Incentive Plan for Senior Management, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.8*	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10	.9*	KB Home 1998 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10.10		KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.11		Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.
10	.12*	Amended and Restated KB Home 1999 Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.13*	Form of Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.14*	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.15*	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.

Exhibit
Number		Description

10	.16*	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.17*	Form of Stock Restriction Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.18*	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals prior to January 1, 2005, effective March 1, 2001, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.19*	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals on and after January 1, 2005, effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.20*	KB Home Change in Control Severance Plan, as amended and restated effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.21*	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.22*	Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.23*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.24*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated March 6, 2007, is incorporated by reference herein.
10	.25*	Amendment to the Employment Agreement of Jeffrey T. Mezger, dated December 24, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.26*	Form of Stock Option Agreement under the Employment Agreement between the Company and Jeffrey T. Mezger dated as of February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.27*	Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007, is incorporated by reference herein.
10	.28*	Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 15, 2008, is incorporated by reference herein.
10	.29*	KB Home Executive Severance Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008, is incorporated by reference herein.
10	.30*	Form of Fiscal Year 2009 Phantom Shares Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.
10	.31*	KB Home Annual Incentive Plan for Executive Officers, filed as Attachment C to the Company’s Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders, is incorporated by reference herein.
10.32		Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2009, is incorporated by reference herein.
10.33		Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 9, 2009, filed as an exhibit to the Company’s 2009 Annual Report on Form 10-K, is incorporated by reference herein.
10.34		Form of Indemnification Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 2, 2010, is incorporated by reference herein.
10	.35*	KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, is incorporated by reference herein.
10	.36*	Form of Stock Option Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 20, 2010, is incorporated by reference herein.

Exhibit
Number		Description

10	.37*	Form of Restricted Stock Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 20, 2010, is incorporated by reference herein.
10	.38*	Agreement, dated July 15, 2010, between the Company and Wendy C. Shiba, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010, is incorporated by reference herein.
10	.39*	Form of Fiscal Year 2011 Restricted Cash Award Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 13, 2010, is incorporated by reference herein.
10	.40*†	KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger.
12	.1†	Computation of Ratio of Earnings to Fixed Charges.
21	†	Subsidiaries of the Registrant.
23	†	Consent of Independent Registered Public Accounting Firm.
31	.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		The following materials from KB Home’s Annual Report on Form 10-K for the year ended November 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
Date: January 27, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY T. MEZGER Jeffrey T. Mezger	Director, President and Chief Executive Officer (Principal Executive Officer)	January 27, 2011

/s/ JEFF J. KAMINSKI Jeff J. Kaminski	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	January 27, 2011

/s/ WILLIAM R. HOLLINGER William R. Hollinger	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	January 27, 2011

/s/ STEPHEN F. BOLLENBACH Stephen F. Bollenbach	Chairman of the Board and Director	January 27, 2011

/s/ BARBARA T. ALEXANDER Barbara T. Alexander	Director	January 27, 2011

/s/ TIMOTHY W. FINCHEM Timothy W. Finchem	Director	January 27, 2011

/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	January 27, 2011

/s/ ROBERT L. JOHNSON Robert L. Johnson	Director	January 27, 2011

/s/ MELISSA LORA Melissa Lora	Director	January 27, 2011

/s/ MICHAEL G. MCCAFFERY Michael G. McCaffery	Director	January 27, 2011

/s/ LESLIE MOONVES Leslie Moonves	Director	January 27, 2011

/s/ LUIS G. NOGALES Luis G. Nogales	Director	January 27, 2011

LIST OF EXHIBITS FILED

Sequential
Exhibit		Page
Number	Description	Number

3.1	Restated Certificate of Incorporation, as amended, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 7, 2009, is incorporated by reference herein.
3.2	By-Laws, as amended and restated on April 5, 2007, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2007, is incorporated by reference herein.
4.1	Rights Agreement between the Company and Mellon Investor Services LLC, as rights agent, dated January 22, 2009, filed as an exhibit to the Company’s Current Report on Form 8-K/A dated January 28, 2009, is incorporated by reference herein.
4.2	Indenture and Supplemental Indenture relating to 5 3/4% Senior Notes due 2014 among the Company, the Guarantors and Sun Trust Bank, Atlanta, each dated January 28, 2004, filed as exhibits to the Company’s Registration Statement No. 333-114761 on Form S-4, are incorporated by reference herein.
4.3	Second Supplemental Indenture relating to 6 3/8% Senior Notes due 2011 among the Company, the Guarantors and Sun Trust Bank, Atlanta, dated June 30, 2004, filed as an exhibit to the Company’s Registration Statement No. 333-119228 on Form S-4, is incorporated by reference herein.
4.4	Third Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein, the Subsidiary Guarantor named therein and SunTrust Bank, dated as of May 1, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 3, 2006, is incorporated by reference herein.
4.5	Fourth Supplemental Indenture relating to the Company’s Senior Notes by and between the Company, the Guarantors named therein and U.S. Bank National Association, dated as of November 9, 2006, filed as an exhibit to the Company’s Current Report on Form 8-K dated November 13, 2006, is incorporated by reference herein.
4.6	Fifth Supplemental Indenture, dated August 17, 2007, relating to the Company’s Senior Notes by and between the Company, the Guarantors, and the Trustee, filed as an exhibit to the Company’s Current Report on Form 8-K dated August 22, 2007, is incorporated by reference herein.
4.7	Specimen of 5 3/4% Senior Notes due 2014, filed as an exhibit to the Company’s Registration Statement No. 333-114761 on Form S-4, is incorporated by reference herein.
4.8	Specimen of 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.9	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 5 7/8% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated December 15, 2004, is incorporated by reference herein.
4.10	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.11	Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 2, 2005, is incorporated by reference herein.
4.12	Specimen of 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.

Sequential
Exhibit			Page
Number		Description	Number

4.13		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 6 1/4% Senior Notes due 2015, filed as an exhibit to the Company’s Current Report on Form 8-K dated June 27, 2005, is incorporated by reference herein.
4.14		Specimen of 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.15		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 7 1/4% Senior Notes due 2018, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 3, 2006, is incorporated by reference herein.
4.16		Specimen of 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.
4.17		Form of officers’ certificates and guarantors’ certificates establishing the terms of the 9.100% Senior Notes due 2017, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 30, 2009, is incorporated by reference herein.
10.1		Consent Order, Federal Trade Commission Docket No. C-2954, dated February 12, 1979, filed as an exhibit to the Company’s Registration Statement No. 33-6471 on Form S-1, is incorporated by reference herein.
10	.2*	Kaufman and Broad, Inc. Executive Deferred Compensation Plan, effective as of July 11, 1985, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10	.3*	Amendment to Kaufman and Broad, Inc. Executive Deferred Compensation Plan for amounts earned or vested on or after January 1, 2005, effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.4*	KB Home 1988 Employee Stock Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.5*	Kaufman and Broad Home Corporation Directors’ Deferred Compensation Plan established effective as of July 27, 1989, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10.6		Consent decree, dated July 2, 1991, relating to Federal Trade Commission Consent Order, filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K, is incorporated by reference herein.
10	.7*	KB Home Performance-Based Incentive Plan for Senior Management, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.8*	Form of Stock Option Agreement under KB Home Performance-Based Incentive Plan for Senior Management, filed as an exhibit to the Company’s 1995 Annual Report on Form 10-K, is incorporated by reference herein.
10	.9*	KB Home 1998 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10.10		KB Home Directors’ Legacy Program, as amended January 1, 1999, filed as an exhibit to the Company’s 1998 Annual Report on Form 10-K, is incorporated by reference herein.
10.11		Trust Agreement between Kaufman and Broad Home Corporation and Wachovia Bank, N.A. as Trustee, dated as of August 27, 1999, filed as an exhibit to the Company’s 1999 Annual Report on Form 10-K, is incorporated by reference herein.

Sequential
Exhibit			Page
Number		Description	Number

10	.12*	Amended and Restated KB Home 1999 Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.13*	Form of Non-Qualified Stock Option Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.14*	Form of Restricted Stock Agreement under the Company’s Amended and Restated 1999 Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006, is incorporated by reference herein.
10	.15*	KB Home 2001 Stock Incentive Plan, as amended and restated on October 2, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.16*	Form of Stock Option Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.17*	Form of Stock Restriction Agreement under the Company’s 2001 Stock Incentive Plan, filed as an exhibit to the Company’s 2006 Annual Report on Form 10-K, is incorporated by reference herein.
10	.18*	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals prior to January 1, 2005, effective March 1, 2001, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.19*	KB Home Nonqualified Deferred Compensation Plan with respect to deferrals on and after January 1, 2005, effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.20*	KB Home Change in Control Severance Plan, as amended and restated effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.21*	KB Home Death Benefit Only Plan, filed as an exhibit to the Company’s 2001 Annual Report on Form 10-K, is incorporated by reference herein.
10	.22*	Amendment No. 1 to the KB Home Death Benefit Only Plan, effective as of January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.23*	KB Home Retirement Plan, as amended and restated effective January 1, 2009, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.24*	Employment Agreement of Jeffrey T. Mezger, dated February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated March 6, 2007, is incorporated by reference herein.
10	.25*	Amendment to the Employment Agreement of Jeffrey T. Mezger, dated December 24, 2008, filed as an exhibit to the Company’s 2008 Annual Report on Form 10-K, is incorporated by reference herein.
10	.26*	Form of Stock Option Agreement under the Employment Agreement between the Company and Jeffrey T. Mezger dated as of February 28, 2007, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 18, 2007, is incorporated by reference herein.
10	.27*	Form of Stock Option Agreement under the Amended and Restated 1999 Incentive Plan for stock option grant to Jeffrey T. Mezger, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2007, is incorporated by reference herein.

Sequential
Exhibit			Page
Number		Description	Number

10	.28*	Policy Regarding Stockholder Approval of Certain Severance Payments, adopted July 10, 2008, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 15, 2008, is incorporated by reference herein.
10	.29*	KB Home Executive Severance Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2008, is incorporated by reference herein.
10	.30*	Form of Fiscal Year 2009 Phantom Shares Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 8, 2008, is incorporated by reference herein.
10	.31*	KB Home Annual Incentive Plan for Executive Officers, filed as Attachment C to the Company’s Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders, is incorporated by reference herein.
10.32		Amendment to Trust Agreement by and between KB Home and Wachovia Bank, N.A., dated August 24, 2009, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2009, is incorporated by reference herein.
10.33		Amended and Restated KB Home Non-Employee Directors Compensation Plan, effective as of July 9, 2009, filed as an exhibit to the Company’s 2009 Annual Report on Form 10-K, is incorporated by reference herein.
10.34		Form of Indemnification Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated April 2, 2010, is incorporated by reference herein.
10	.35*	KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2010, is incorporated by reference herein.
10	.36*	Form of Stock Option Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 20, 2010, is incorporated by reference herein.
10	.37*	Form of Restricted Stock Award Agreement under the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated July 20, 2010, is incorporated by reference herein.
10	.38*	Agreement, dated July 15, 2010, between the Company and Wendy C. Shiba, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2010, is incorporated by reference herein.
10	.39*	Form of Fiscal Year 2011 Restricted Cash Award Agreement, filed as an exhibit to the Company’s Current Report on Form 8-K dated October 13, 2010, is incorporated by reference herein.
10	.40*†	KB Home 2010 Equity Incentive Plan Stock Option Agreement for performance stock option grant to Jeffrey T. Mezger.
12	.1†	Computation of Ratio of Earnings to Fixed Charges.
21	†	Subsidiaries of the Registrant.
23	†	Consent of Independent Registered Public Accounting Firm.
31	.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1†	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2†	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Sequential
Exhibit		Page
Number	Description	Number

101	The following materials from KB Home’s Annual Report on Form 10-K for the year ended November 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

* Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.

†	Document filed with this Form 10-K.