Form 10-Q
period 2011-02-28
KB HOME
filed 2011-04-11
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended February 28, 2011.
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 28, 2011.
There were 76,973,675 shares of the registrant’s common stock, par value $1.00 per share, outstanding on February 28, 2011. The registrant’s grantor stock ownership trust held an additional 11,079,444 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q
INDEX

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations - Three Months Ended February 28, 2011 and 2010	3

Consolidated Balance Sheets - February 28, 2011 and November 30, 2010	4

Consolidated Statements of Cash Flows - Three Months Ended February 28, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	51

Item 4. Controls and Procedures	51

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	52

Item 1A. Risk Factors	54

Item 5. Other Information	54

Item 6. Exhibits	56

SIGNATURES	57

INDEX OF EXHIBITS	58

Exhibit 10.41
Exhibit 10.42
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts — Unaudited)

	Three Months Ended February 28,
	2011	2010
Total revenues	$196,940	$263,978

Homebuilding:
Revenues	$195,301	$262,511
Construction and land costs	(170,796)	(226,540)
Selling, general and administrative expenses	(49,605)	(72,203)
Loss on loan guaranty	(22,758)	—

Operating loss	(47,858)	(36,232)

Interest income	383	424
Interest expense	(11,439)	(19,407)
Equity in loss of unconsolidated joint ventures	(55,837)	(1,184)

Homebuilding pretax loss	(114,751)	(56,399)

Financial services:
Revenues	1,639	1,467
Expenses	(865)	(893)
Equity in income (loss) of unconsolidated joint venture	(149)	1,321

Financial services pretax income	625	1,895

Total pretax loss	(114,126)	(54,504)
Income tax expense	(400)	(200)

Net loss	$(114,526)	$(54,704)

Basic and diluted loss per share	$(1.49)	$(.71)

Basic and diluted average shares outstanding	76,974	76,834

Cash dividends declared per common share	$.0625	$.0625

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	February 28,	November 30,
	2011	2010
Assets

Homebuilding:
Cash and cash equivalents	$735,766	$904,401
Restricted cash	121,187	115,477
Receivables	104,433	108,048
Inventories	1,774,400	1,696,721
Investments in unconsolidated joint ventures	50,171	105,583
Other assets	84,314	150,076

	2,870,271	3,080,306

Financial services	30,975	29,443

Total assets	$2,901,246	$3,109,749

Liabilities and stockholders’ equity

Homebuilding:
Accounts payable	$111,049	$233,217
Accrued expenses and other liabilities	571,456	466,505
Mortgages and notes payable	1,701,698	1,775,529

	2,384,203	2,475,251

Financial services	2,448	2,620

Common stock	115,149	115,149
Paid-in capital	875,549	873,519
Retained earnings	598,520	717,852
Accumulated other comprehensive loss	(22,657)	(22,657)
Grantor stock ownership trust, at cost	(120,423)	(120,442)
Treasury stock, at cost	(931,543)	(931,543)

Total stockholders’ equity	514,595	631,878

Total liabilities and stockholders’ equity	$2,901,246	$3,109,749

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Three Months Ended February 28,
	2011	2010
Cash flows from operating activities:
Net loss	$(114,526)	$(54,704)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in (income) loss of unconsolidated joint ventures	55,987	(137)
Distributions of earnings from unconsolidated joint ventures	186	5,000
Loss on loan guaranty	22,758	—
Gain on sale of operating property	(8,825)	—
Amortization of discounts and issuance costs	552	530
Depreciation and amortization	596	892
Loss (gain) on early extinguishment of debt/voluntary reduction of revolving credit facility	(3,612)	1,366
Tax benefits from stock-based compensation	—	2,050
Stock-based compensation expense	1,980	2,065
Inventory impairments and land option contract abandonments	1,754	13,362
Change in assets and liabilities:
Receivables	4,627	194,227
Inventories	(64,940)	(48,487)
Accounts payable, accrued expenses and other liabilities	(55,472)	(92,321)
Other, net	(5,964)	(5,579)

Net cash provided (used) by operating activities	(164,899)	18,264

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(611)	(2,340)
Proceeds from sale of operating property	80,600	—
Purchases of property and equipment, net	(74)	(191)

Net cash provided (used) by investing activities	79,915	(2,531)

Cash flows from financing activities:
Change in restricted cash	(5,710)	24,070
Payments on mortgages and land contracts due to land sellers and other loans	(70,501)	(11,082)
Issuance of common stock under employee stock plans	69	232
Payments of cash dividends	(4,806)	(4,803)
Repurchases of common stock	—	(350)

Net cash provided (used) by financing activities	(80,948)	8,067

Net increase (decrease) in cash and cash equivalents	(165,932)	23,800
Cash and cash equivalents at beginning of period	908,430	1,177,961

Cash and cash equivalents at end of period	$742,498	$1,201,761

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

In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of February 28, 2011, the results of its consolidated operations for the three months ended February 28, 2011 and 2010, and its consolidated cash flows for the three months ended February 28, 2011 and 2010. The results of consolidated operations for the three months ended February 28, 2011 are not necessarily indicative of the results to be expected for the full year, due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2010 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2010, which are contained in the Company’s Annual Report on Form 10-K for that period.

Use of Estimates

The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid short-term debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents totaled $656.3 million at February 28, 2011 and $797.2 million at November 30, 2010. The majority of the Company’s cash and cash equivalents were invested in money market accounts and U.S. government securities.

Restricted cash of $121.2 million at February 28, 2011 consisted of $94.4 million of cash deposited with various financial institutions that is required as collateral for the Company’s cash-collateralized letter of credit facilities (the “LOC Facilities”), and $26.8 million of cash in an escrow account required as collateral for a surety bond. Restricted cash of $115.5 million at November 30, 2010 consisted of $88.7 million of cash collateral for the LOC Facilities, and $26.8 million of cash collateral for a surety bond.

Loss per share
Basic and diluted loss per share were calculated as follows (in thousands, except per share amounts):

	Three Months Ended February 28,
	2011	2010
Numerator:
Net loss	$(114,526)	$(54,704)

Denominator:
Basic and diluted average shares outstanding	76,974	76,834

Basic and diluted loss per share	$(1.49)	$(.71)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Significant Accounting Policies (continued)

All outstanding stock options were excluded from the diluted loss per share calculations for the three months ended February 28, 2011 and 2010 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.

Comprehensive loss

The Company’s comprehensive loss was $114.5 million for the three months ended February 28, 2011 and $54.7 million for the three months ended February 28, 2010. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of February 28, 2011 and November 30, 2010 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation — Retirement Benefits” (“ASC 715”). ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).

2.	Stock-Based Compensation

The Company measures and recognizes compensation expense associated with its grant of equity-based awards in accordance with Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation” (“ASC 718”). ASC 718 requires that public companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period.

Stock Options

In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The following table summarizes the stock options outstanding and stock options exercisable as of February 28, 2011, as well as stock options activity during the three months then ended:

		Weighted
		Average Exercise
	Options	Price

Options outstanding at beginning of period	8,798,613	$24.19

Granted	—	—

Exercised	—	—

Cancelled	(93,962)	22.80

Options outstanding at end of period	8,704,651	24.20

Options exercisable at end of period	6,170,244	28.57

As of February 28, 2011, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 7.6 years and 7.0 years, respectively. There was $6.3 million of total unrecognized compensation cost related to unvested stock option awards as of February 28, 2011. For the three months ended February 28, 2011 and 2010, stock-based compensation expense associated with stock options totaled $1.4 million and $1.5 million, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable was $3.2 million and $.1 million, respectively, as of February 28, 2011. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Stock-Based Compensation (continued)
Other Stock-Based Awards

From time to time, the Company grants restricted stock, phantom shares and stock appreciation rights (“SARs”) to various employees. In some cases, the Company has granted phantom shares and stock appreciation rights that can be settled only in cash and are therefore accounted for as liability awards. The Company recognized total compensation expense of $1.0 million in the three months ended February 28, 2011 and $5.7 million in the three months ended February 28, 2010 related to restricted stock, phantom shares and SARs awards. Some of the stock-based awards outstanding at February 28, 2010 were SARs that could be settled only in cash. In each of the third and fourth quarters of 2010, the Company offered to eligible officers and employees the opportunity to replace cash-settled SARs previously granted to them with options to purchase shares of the Company’s common stock. Each stock option issued to replace a SAR had an exercise price equal to the replaced SAR’s exercise price, and the same number of underlying shares, vesting schedule and expiration date as each such SAR. The offers did not include a re-pricing or any other changes impacting the value of the awards to the participating officers and employees, and no additional grants or awards were made to the participants as part of the offers. All of the SARs the Company received through the offers were canceled, and with forfeitures due to employee departures, the Company has canceled virtually all of its previously granted cash-settled SARs.

3.	Segment Information

As of February 28, 2011, the Company had identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of February 28, 2011, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:

West Coast: California
Southwest: Arizona and Nevada
Central: Colorado and Texas
Southeast: Florida, Maryland, North Carolina and Virginia

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

The Company’s financial services reporting segment provides title and insurance services to the Company’s homebuyers. This segment also provides mortgage banking services to the Company’s homebuyers through KBA Mortgage, LLC (“KBA Mortgage”), a joint venture with a subsidiary of Bank of America, N.A. The Company’s financial services reporting segment conducts operations in the same markets as the Company’s homebuilding reporting segments. Since its formation in 2005, the Company’s mortgage banking joint venture has provided mortgage banking services to a majority of the Company’s homebuyers. During the quarter ended February 28, 2011, the Company’s partner in the joint venture approached the Company about changing the parties’ relationship due to the desire of Bank of America, N.A. to cease participating in joint venture structures in its business. The parties are discussing how residential consumer mortgage loans and mortgage banking services might be offered to the Company’s homebuyers if the joint venture is not continued, and are negotiating to reach a mutually beneficial resolution. The Company is also evaluating a number of other possible strategies it could pursue to facilitate the offering of mortgage banking services to its homebuyers. While there are a number of possible outcomes, the mortgage banking joint venture continues to provide services to the Company’s homebuyers. The Company’s focus remains on ensuring that its homebuyers obtain reliable mortgage banking services to purchase a home.

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

The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Three Months Ended February 28,
	2011	2010
Revenues:
West Coast	$71,771	$108,434
Southwest	23,300	33,848
Central	60,589	82,925
Southeast	39,641	37,304

Total homebuilding revenues	195,301	262,511
Financial services	1,639	1,467

Total	$196,940	$263,978

Pretax income (loss):
West Coast	$8,865	$3,357
Southwest	(80,329)	(4,463)
Central	(6,709)	(7,304)
Southeast	(14,028)	(20,186)
Corporate and other (a)	(22,550)	(27,803)

Total homebuilding loss	(114,751)	(56,399)
Financial services	625	1,895

Total	$(114,126)	$(54,504)

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$63	$100
Southwest	(55,900)	(2,175)
Central	—	—
Southeast	—	891

Total	$(55,837)	$(1,184)

Inventory impairments:
West Coast	$—	$1,196
Southwest	391	962
Central	51	—
Southeast	550	4,677

Total	$992	$6,835

(a)	Corporate and other includes corporate general and administrative expenses.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	Three Months Ended February 28,
	2011	2010
Land option contract abandonments:
West Coast	$112	$—
Southwest	—	—
Central	240	6,340
Southeast	410	187

Total	$762	$6,527

Joint venture impairments:
West Coast	$—	$—
Southwest	53,727	—
Central	—	—
Southeast	—	—

Total	$53,727	$—

	February 28,	November 30,
	2011	2010
Assets:
West Coast	$973,942	$965,323
Southwest	313,849	376,234
Central	334,658	328,938
Southeast	358,372	372,611
Corporate and other	889,450	1,037,200

Total homebuilding assets	2,870,271	3,080,306
Financial services	30,975	29,443

Total	$2,901,246	$3,109,749

Investments in unconsolidated joint ventures:
West Coast	$37,687	$37,830
Southwest	3,922	59,191
Central	—	—
Southeast	8,562	8,562

Total	$50,171	$105,583

4.	Financial Services
The following tables present financial information relating to the Company’s financial services reporting segment (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Financial Services (continued)

	Three Months Ended February 28,
	2011	2010
Revenues
Interest income	$2	$1
Title services	384	156
Insurance commissions	1,253	1,310

Total	1,639	1,467

Expenses
General and administrative	(865)	(893)

Operating income	774	574
Equity in income (loss) of unconsolidated joint venture	(149)	1,321

Pretax income	$625	$1,895

	February 28,	November 30,
	2011	2010
Assets
Cash and cash equivalents	$6,732	$4,029
Receivables	595	1,607
Investment in unconsolidated joint venture	23,627	23,777
Other assets	21	30

Total assets	$30,975	$29,443

Liabilities
Accounts payable and accrued expenses	$2,448	$2,620

Total liabilities	$2,448	$2,620

5.	Receivables

Mortgages and notes receivable totaled $40.5 million at February 28, 2011 and November 30, 2010. Included in mortgages and notes receivable at February 28, 2011 and November 30, 2010 was a note receivable of $40.0 million on which the Company is in the process of foreclosing on the underlying real estate.

6.	Inventories
Inventories consisted of the following (in thousands):

	February 28,	November 30,
	2011	2010

Homes, lots and improvements in production	$1,340,270	$1,298,085

Land under development	434,130	398,636

Total	$1,774,400	$1,696,721

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Inventories (continued)
The Company’s interest costs are as follows (in thousands):

	Three Months Ended February 28,
	2011	2010

Capitalized interest at beginning of period	$249,966	$291,279

Capitalized interest related to consolidation of previously unconsolidated joint ventures	—	9,914

Interest incurred (a)	25,937	32,051

Interest expensed (a)	(11,439)	(19,407)

Interest amortized to construction and land costs	(11,424)	(23,386)

Capitalized interest at end of period (b)	$253,040	$290,451

(a)
Amounts for the three months ended February 28, 2011 include a $3.6 million gain on the early extinguishment of secured debt. Amounts for the three months ended February 28, 2010 include $1.4 million of debt issuance costs written off in connection with the Company’s voluntary reduction of the aggregate commitment under an unsecured revolving credit facility (the “Credit Facility”) from $650.0 million to $200.0 million. The Company voluntarily terminated the Credit Facility effective March 31, 2010.

(b)
Inventory impairment charges are recognized against all inventory costs of a community, such as land, land improvements, costs of home construction and capitalized interest. Capitalized interest amounts presented in the table reflect the gross amount of capitalized interest as impairment charges recognized are not generally allocated to specific components of inventory.

7.	Inventory Impairments and Land Option Contract Abandonments

Each land parcel or community in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross margins on homes delivered or projected margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a land parcel or community, the identified inventory is evaluated for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”). The Company evaluated 31 communities or land parcels for recoverability during the three months ended February 28, 2011, and evaluated 27 communities or land parcels for recoverability during the three months ended February 28, 2010. When an indicator of potential impairment is identified, the Company tests the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by trends and factors known to the Company at the time they are calculated and the Company’s expectations related to: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. These estimates, trends and expectations are specific to each land parcel or community and may vary among land parcels or communities.

A real estate asset is considered impaired when its carrying value is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. The discount rates used in the Company’s estimated discounted cash flows were 17% during the three months ended

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Inventory Impairments and Land Option Contract Abandonments (continued)
February 28, 2011 and ranged from 17% to 20% during the three months ended February 28, 2010. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each land parcel or community and may vary among land parcels or communities.

Based on the results of its evaluations, the Company recognized pretax, noncash inventory impairment charges of $1.0 million associated with three communities or land parcels in the first quarter of 2011 and $6.8 million associated with four communities or land parcels in the first quarter of 2010. As of February 28, 2011, the aggregate carrying value of the Company’s inventory that had been impacted by pretax, noncash inventory impairment charges was $384.9 million, representing 64 communities and various other land parcels. As of November 30, 2010, the aggregate carrying value of the Company’s inventory that had been impacted by pretax, noncash inventory impairment charges was $418.5 million, representing 72 communities and various other land parcels.

The Company’s optioned inventory is assessed to determine whether it continues to meet the Company’s internal investment and marketing standards. Assessments are made separately for each optioned parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option and other similar contracts due to market conditions and/or changes in marketing strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of its assessments, the Company recognized pretax, noncash land option contract abandonment charges of $.8 million in the first quarter of 2011 and $6.5 million in the first quarter of 2010.

Inventory impairment and land option contract abandonment charges are included in construction and land costs in the Company’s consolidated statements of operations.

Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments and land option contract abandonments, it is possible that actual results could differ substantially from those estimated.

8.	Fair Value Disclosures

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

Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value may not be recoverable. The following table presents the Company’s assets measured at fair value on a nonrecurring basis (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Fair Value Disclosures (continued)

Fair Value Measurements Using
		Quoted	Significant
	Three Months	Prices in	Other	Significant
	Ended	Active	Observable	Unobservable
	February 28,	Markets	Inputs	Inputs
Description	2011 (a)	(Level 1)	(Level 2)	(Level 3)	Total Losses

Long-lived assets held and used	$1,187	$—	$75	$1,112	$(992)

(a)
Amount represents the aggregate fair values for communities where the Company recognized noncash inventory impairment charges during the period, as of the date that the fair value measurements were made. The carrying value for these communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

In accordance with the provisions of ASC 360, long-lived assets held and used with a carrying value of $2.2 million were written down to their fair value of $1.2 million during the three months ended February 28, 2011, resulting in noncash inventory impairment charges of $1.0 million.

The fair values for long-lived assets held and used, determined using Level 2 inputs, were based on an executed contract. The fair values for long-lived assets held and used, determined using Level 3 inputs, were primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each land parcel or community and may vary among land parcels or communities.

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

	February 28, 2011		November 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial Liabilities:
Senior notes due 2011 at 6 3/8%	$99,946	$101,500	$99,916	$101,500
Senior notes due 2014 at 5 3/4%	249,535	253,750	249,498	246,250
Senior notes due 2015 at 5 7/8%	299,118	298,500	299,068	289,500
Senior notes due 2015 at 6 1/4%	449,757	448,875	449,745	435,375
Senior notes due 2017 at 9.1%	260,476	283,550	260,352	279,575
Senior notes due 2018 at 7 1/4%	298,921	297,000	298,893	286,500
The fair values of the Company’s senior notes are estimated based on quoted market prices.

The carrying values reported for cash and cash equivalents, restricted cash, mortgages and notes receivable, and mortgages and land contracts due to land sellers and other loans approximate fair values.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Variable Interest Entities

The Company participates in joint ventures from time to time for the purpose of conducting land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with Accounting Standards Codification Topic No. 810, “Consolidation,” (“ASC 810”) to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary. All of the Company’s joint ventures at February 28, 2011 and November 30, 2010 were determined under the provisions of ASC 810 to be unconsolidated joint ventures, either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.

In the ordinary course of its business, the Company enters into land option and other similar contracts to procure land for the construction of homes. The use of such land option and other similar contracts generally allows the Company to reduce the market risks associated with direct land ownership and development, reduce the Company’s capital and financial commitments, including interest and other carrying costs, and minimize the amount of the Company’s land inventories in its consolidated balance sheets. Under such contracts, the Company will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for the Company, with the land seller being identified as a VIE.

In compliance with ASC 810, the Company analyzes its land option and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the optioned land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. As a result of its analyses, the Company determined that as of February 28, 2011 and November 30, 2010 it was not the primary beneficiary of any VIEs from which it is purchasing land under land option and other similar contracts. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.

As of February 28, 2011, the Company had cash deposits totaling $3.1 million associated with land option and other similar contracts that it determined to be unconsolidated VIEs, having an aggregate purchase price of $91.2 million, and had cash deposits totaling $13.2 million associated with land option and other similar contracts that the Company determined were not VIEs, having an aggregate purchase price of $273.9 million. As of November 30, 2010, the Company had cash deposits totaling $2.6 million associated with land option and other similar contracts that the Company determined to be unconsolidated VIEs, having an aggregate purchase price of $86.1 million, and had cash deposits totaling $12.2 million associated with land option and other similar contracts that the Company determined were not VIEs, having an aggregate purchase price of $274.3 million.

The Company’s exposure to loss related to its land option and other similar contracts with third parties and unconsolidated entities consisted of its non-refundable deposits, which totaled $16.3 million at February 28, 2011 and $14.8 million at November 30, 2010 and are included in inventories in the Company’s consolidated balance sheets. In addition, the Company had outstanding letters of credit of $3.3 million at February 28, 2011 and $4.2 million at November 30, 2010 in lieu of cash deposits under certain land option or other similar contracts.

The Company also evaluates its land option and other similar contracts for financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in its consolidated balance sheets by $30.0 million at February 28, 2011 and $15.5 million at November 30, 2010.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Investments in Unconsolidated Joint Ventures

The Company has investments in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets where the Company’s homebuilding operations are located. The Company’s partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. The Company entered into these unconsolidated joint ventures in previous years to reduce or share market and development risks and increase the number of its owned and controlled homesites. In some instances, participation in unconsolidated joint ventures has enabled the Company to acquire and develop land that it might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While the Company has viewed its participation in unconsolidated joint ventures as beneficial to its homebuilding activities, it does not view such participation as essential and has unwound its participation in a number of unconsolidated joint ventures in the past few years.

The Company typically has obtained rights to purchase portions of the land held by the unconsolidated joint ventures in which it currently participates. When an unconsolidated joint venture sells land to the Company’s homebuilding operations, the Company defers recognition of its share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time the Company accounts for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint venture.

The Company and its unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related documents.

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. The Company shares in profits and losses of its unconsolidated joint ventures generally in accordance with its respective equity interests. In some instances, the Company recognizes profits and losses related to its investment in an unconsolidated joint venture that differ from its respective equity share in the unconsolidated joint venture. This may arise from impairments recognized by the Company related to its investment that differ from the recognition of impairments by the unconsolidated joint venture with respect to the unconsolidated joint venture’s assets; differences between the Company’s basis in assets it has transferred to an unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the deferral of unconsolidated joint venture profits from land sales to the Company; or other items.

With respect to the Company’s investment in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures included pretax, noncash impairment charges of $53.7 million for the three months ended February 28, 2011 to write off the Company’s remaining investment in South Edge, LLC (“South Edge”), an unconsolidated joint venture in the Company’s Southwest reporting segment. The Company determined that its investment in South Edge was no longer recoverable due to a court decision in the period, which is discussed further below. There were no such impairment charges for the three months ended February 28, 2010. Due to the Company’s write-off of its investment in South Edge, the information from the combined condensed statements of operations of the Company’s unconsolidated joint ventures for the three months ended February 28, 2011 and the combined condensed balance sheet information for the Company’s unconsolidated joint ventures as of February 28, 2011, in each case as presented in the tables below, do not include South Edge.

The following table presents information from the combined condensed statements of operations of the Company’s unconsolidated joint ventures (in thousands):

	Three Months Ended February 28,
	2011	2010

Revenues	$230	$85,802
Construction and land costs	(222)	(88,520)
Other expenses, net	(4,367)	(322)

Loss	$(4,359)	$(3,040)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Investments in Unconsolidated Joint Ventures (continued)
The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

	February 28,	November 30,
	2011	2010

Assets
Cash	$10,645	$14,947
Receivables	25	147,025
Inventories	176,930	575,632
Other assets	577	51,755

Total assets	$188,177	$789,359

Liabilities and equity
Accounts payable and other liabilities	$5,422	$113,478
Mortgages and notes payable	—	327,856
Equity	182,755	348,025

Total liabilities and equity	$188,177	$789,359

The following table presents information relating to the Company’s investments in unconsolidated joint ventures and the outstanding debt of unconsolidated joint ventures as of the dates specified (dollars in thousands):

	February 28,	November 30,
	2011	2010

Number of investments in unconsolidated joint ventures:
South Edge (a)	—	1
Other (b)	8	9

Total	8	10

Investments in unconsolidated joint ventures:
South Edge (a)	$—	$55,269
Other	50,171	50,314

Total	$50,171	$105,583

Outstanding debt of unconsolidated joint ventures:
South Edge (a)	$—	$327,856

(a)
During the three months ended February 28, 2011, the Company wrote off its remaining investment in South Edge. The Company also recorded an obligation for the probable amount it would pay to the administrative agent for the lenders under a limited several repayment guaranty (the “Springing Guaranty”). Therefore, data related to South Edge is not reflected in the table as of February 28, 2011.

(b)	This category consists of unconsolidated joint ventures with no outstanding debt.

The Company’s unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, certain of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Investments in Unconsolidated Joint Ventures (continued)

property and related project assets. Of the Company’s unconsolidated joint ventures at November 30, 2010, only South Edge had outstanding debt, which was secured by a lien on South Edge’s assets, of $327.9 million.

In certain instances, the Company and/or its partner(s) in an unconsolidated joint venture have provided completion and/or carve-out guarantees to the venture’s lenders. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute equity to an unconsolidated joint venture to enable it to fund its completion obligations. The Company’s potential responsibility under its completion guarantees, if triggered, is highly dependent on the facts of a particular case. A carve-out guaranty refers to the payment of losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project.

In addition to the above-described guarantees, the Company has also provided the Springing Guaranty to the administrative agent for the lenders to South Edge. By its terms, the Springing Guaranty’s obligations arise after the occurrence of (a) an involuntary bankruptcy proceeding or an involuntary bankruptcy petition filed against South Edge that is not dismissed within 60 days or for which an order or decree approving or ordering any such proceeding or petition is entered; or (b) a voluntary bankruptcy commenced by South Edge. The Springing Guaranty and certain legal proceedings regarding South Edge are discussed further below in Note 15. Legal Matters. On February 3, 2011, a court entered an order for relief on a Chapter 11 involuntary bankruptcy petition (the “Petition”) filed against South Edge and a trustee has been appointed. Absent a consensual resolution, the Company anticipates that a demand will be made at some point under the Springing Guaranty. Although the Company will contest any such demand, and although the Company believes there are potential offsets or defenses to prevent or minimize its enforcement, the Company considers its obligation under the Springing Guaranty to be probable. Therefore, the Company’s consolidated financial statements at February 28, 2011 reflect an obligation of $211.8 million, representing its estimate of the probable amount that it would pay to the administrative agent for the lenders to South Edge, including amounts relating to unpaid interest, if it cannot offset or defend against the enforcement of the Springing Guaranty. The Company estimates the amounts relating to unpaid interest to be between $25 million and $35 million. In paying this amount, the Company would expect to assume the lenders’ lien position with respect to the Company’s share of the South Edge land. Thus, in the Company’s consolidated financial statements, the Company’s obligation relating to the Springing Guaranty is partially offset by $75.2 million, the estimated fair value of this South Edge land, which estimate is discussed further below. As a result of recording its probable obligation related to the Springing Guaranty, and taking into account accruals the Company had previously established with respect to its investment in South Edge, the Company recognized a charge of $22.8 million in the first quarter of 2011 that is reflected as a loss on loan guaranty in its consolidated statements of operations. This charge is in addition to the joint venture impairment charge of $53.7 million the Company recognized in the first quarter of 2011 to write off its investment in South Edge.

The Company calculated the estimated fair value of its share of the South Edge land using a present value methodology and assuming that it would develop the land, build and sell homes on most of the land, and sell the remainder of the developed land. This fair value estimate at February 28, 2011 reflected judgments and key assumptions concerning (a) housing market supply and demand conditions, including estimates of average selling prices; (b) estimates of potential future home sales and cancellation rates; (c) anticipated entitlements and development plans for the land; (d) anticipated land development, construction and overhead costs to be incurred; and (e) a risk-free rate of return and an expected risk premium. Due to the judgment and assumptions applied in the estimation process with respect to the fair value of the South Edge land, it is possible that actual results could differ substantially from those estimated.

The South Edge bankruptcy is at an early stage and the ultimate outcome is uncertain. The Company believes, however, that it will realize the value of its share of the South Edge land in the bankruptcy proceeding either through payment on the Springing Guaranty and assumption of the lenders’ lien position, as noted above, and/or through a plan of reorganization for South Edge of which the Company is one of several proponents (a “Supported Plan”). If it assumes the lenders’ lien position, the Company would become a secured lender with respect to its share of the South Edge land and would expect to have first claim on the value generated from the

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Investments in Unconsolidated Joint Ventures (continued)

land. If the Company is one of the proponents of a Supported Plan, which the Company considers to be a likely outcome, the Company would likely acquire its share of the South Edge land as a result of a court-approved disposition of the South Edge land to a newly created entity in which the Company would expect to be a part owner. However, if the Company is not able to realize some or all of the value of its share of the South Edge land, it may be required to recognize an additional expense. Based on the Company’s current estimates, this additional expense could range from near zero to potentially as much as $75 million if the Company could not realize any value from its share of the South Edge land.

11.	Other Assets
Other assets consisted of the following (in thousands):

	February 28,	November 30,
	2011	2010

Operating properties, net	$—	$71,938
Cash surrender value of insurance contracts	63,277	59,103
Property and equipment, net	9,075	9,596
Debt issuance costs	4,984	5,254
Prepaid expenses	5,826	3,033
Deferred tax assets	1,152	1,152

Total	$84,314	$150,076

On December 16, 2010, the Company sold a multi-level residential building the Company operated as a rental property for net proceeds of $80.6 million and recognized a gain of $8.8 million on the sale.
12.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	February 28,	November 30,
	2011	2010

South Edge debt guaranty obligation	$136,633	$—
Construction defect and other litigation liabilities	130,360	124,853
Warranty liability	87,061	93,988
Employee compensation and related benefits	64,749	76,477
Liabilities related to inventory not owned	30,042	15,549
Accrued interest payable	27,972	42,963
Real estate and business taxes	5,616	8,220
Other	89,023	104,455

Total	$571,456	$466,505

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Mortgages and Notes Payable
Mortgages and notes payable consisted of the following (in thousands):

	February 28,	November 30,
	2011	2010

Mortgages and land contracts due to land sellers and other loans	$43,945	$118,057
Senior notes due 2011 at 6 3/8%	99,946	99,916
Senior notes due 2014 at 5 3/4%	249,535	249,498
Senior notes due 2015 at 5 7/8%	299,118	299,068
Senior notes due 2015 at 6 1/4%	449,757	449,745
Senior notes due 2017 at 9.1%	260,476	260,352
Senior notes due 2018 at 7 1/4%	298,921	298,893

Total	$1,701,698	$1,775,529

In connection with its voluntary termination of the Credit Facility effective March 31, 2010, the Company proceeded to enter into the LOC Facilities to obtain letters of credit in the ordinary course of operating its business. As of February 28, 2011, $93.4 million of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require the Company to deposit and maintain cash with the issuing financial institutions as collateral for its letters of credit outstanding. As of February 28, 2011, the amount of cash maintained for the LOC Facilities totaled $94.4 million and was included in restricted cash on the Company’s consolidated balance sheet as of that date. During 2011, the Company may maintain, revise or enter into additional or expanded letter of credit facilities with the same or other financial institutions.

The termination of the Credit Facility also released and discharged six of the Company’s subsidiaries from guaranteeing obligations with respect to the Company’s senior notes (the “Released Subsidiaries”). Each of the Released Subsidiaries is not a “significant subsidiary,” as defined under Rule 1-02(w) of Regulation S-X, and does not guaranty any other indebtedness of the Company. Each Released Subsidiary may be required to again provide a guaranty with respect to the Company’s senior notes if it becomes a “significant subsidiary.” Three of the Company’s subsidiaries (the “Guarantor Subsidiaries”) continue to provide a guaranty of the Company’s senior notes.

During the three months ended February 28, 2011, the Company repaid debt that was secured by a multi-level residential building, which the Company sold during the period. As the secured debt was repaid at a discount prior to its scheduled maturity, the Company recognized a gain of $3.6 million on the early extinguishment of secured debt during the three months ended February 28, 2011.

The indenture governing the Company’s senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit the Company’s ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. The terms governing the Company’s $265.0 million of 9.1% senior notes due 2017 (the “$265 Million Senior Notes”) contain certain limitations related to mergers, consolidations, and sales of assets.

As of February 28, 2011, the Company was in compliance with the applicable terms of its covenants under the Company’s senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. The Company’s ability to secure future debt financing may depend in part on its ability to remain in such compliance.

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

The changes in the Company’s warranty liability are as follows (in thousands):

	Three Months Ended February 28,
	2011	2010

Balance at beginning of period	$93,988	$135,749

Warranties issued	848	851

Payments	(7,809)	(6,363)

Adjustments	34	312

Balance at end of period	$87,061	$130,549

The Company’s overall warranty liability of $87.1 million at February 28, 2011 included $9.6 million for estimated remaining repair costs associated with 246 homes that have been identified as containing or suspected of containing allegedly defective drywall manufactured in China. These homes are located in Florida and were primarily delivered in 2006 and 2007. The Company’s overall warranty liability of $94.0 million at November 30, 2010 included $11.3 million for the estimated remaining repair costs associated with 296 such identified affected homes. The decrease in the liability for estimated repair costs associated with identified affected homes during the three months ended February 28, 2011 reflected the lower number of identified affected homes with unresolved repairs at February 28, 2011 compared to November 30, 2010. During the three months ended February 28, 2011, repairs were resolved on 63 identified affected homes, and the Company identified 13 additional affected homes. For these purposes, the Company considers repairs for identified affected homes to be “resolved” when all repairs are complete and all repair costs are fully paid. Repairs for identified affected homes are considered “unresolved” if repairs are not complete and/or there are repair costs remaining to be paid.

The drywall used in the construction of the Company’s homes is purchased and installed by subcontractors. The Company’s subcontractors obtained drywall material from multiple domestic and foreign sources through late 2008. In many cases, the origin of the drywall material obtained before December 2008 cannot be determined. As a result, the Company is unable to readily identify the total number of homes that may contain the allegedly defective drywall material manufactured in China. The Company has identified homes that contain or may contain such drywall material primarily by responding to homeowner-initiated warranty claims or customer service questions regarding such material or regarding conditions or items in a home that may be affected by such material. Additionally, in certain communities where there has been a high number of affected homes identified through the warranty/customer service process, the Company has proactively undertaken community-wide reviews and identified more affected homes. The Company expects to complete all such identified community-wide reviews by the end of May 2011. The Company’s customer service personnel or, in some instances, third-party consultants handle these matters. While the Company continues to respond to individual

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Commitments and Contingencies (continued)

warranty/customer service requests as they are made, the number of additional affected homes newly identified each quarter has fallen significantly since the third quarter of 2009 to a nominal amount. As a result, and based on the Company’s experience to date with the nature of the problems caused by the allegedly defective drywall material and the steps the Company has taken since late 2008 to direct its subcontractors to obtain only domestically sourced drywall material, the Company anticipates that after completion of the review process it will have identified substantially all potentially affected homes.

During the three months ended February 28, 2011 and 2010, the Company paid $5.4 million and $3.4 million, respectively, to repair identified affected homes, and estimated its additional repair costs with respect to the identified affected homes to be $3.7 million and $7.6 million, respectively. Since first identifying affected homes in 2009, the Company has identified a total of 450 affected homes and has resolved repairs on 204 of those homes through February 28, 2011. As of February 28, 2011, the Company has paid $32.2 million of the total estimated repair costs of $41.8 million associated with the identified affected homes. Based on its analyses, the Company determined that its overall warranty liability at each reporting date was sufficient with respect to the Company’s then-estimated remaining repair costs associated with identified affected homes and its overall warranty obligations on homes delivered. As a result, the Company did not incur charges in its 2010 fiscal year or in the three months ended February 28, 2011 with respect to such repair costs.

Depending on the number of additional affected homes identified, if any, and the actual costs the Company incurs to complete the above-described review process and repair identified affected homes in future periods, including costs to provide affected homeowners with temporary housing, the Company may revise the estimated amount of its liability with respect to this issue, which could result in an increase or decrease in the Company’s overall warranty liability.

As of February 28, 2011, the Company has been named as a defendant in nine lawsuits relating to the allegedly defective drywall material, and it may in the future be subject to other similar litigation or claims that could cause the Company to incur significant costs. Given the preliminary stages of the proceedings, the Company has not concluded whether the outcome of any of these lawsuits, if unfavorable, is likely to be material to its consolidated financial position or results of operations.

The Company intends to seek and is undertaking efforts, including legal proceedings, to obtain reimbursement from various sources for the costs it has incurred or expects to incur to investigate and complete repairs and to defend itself in litigation associated with this drywall material. At this stage of its efforts, however, the Company has not recorded any amounts for potential recoveries as of February 28, 2011.

Guarantees. In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales and land sales that may be affected by Accounting Standards Codification Topic No. 460, “Guarantees.” Based on historical evidence, the Company does not believe any potential liability with respect to these representations, warranties or guarantees would result in a material effect on its consolidated financial position or results of operations.

Insurance. The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, the Company’s general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insured on each project. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the estimated costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses that are above its coverage limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $96.0 million at February 28, 2011 and $95.7 million at November 30, 2010. These amounts are included in accrued expenses and other liabilities in the

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Commitments and Contingencies (continued)

Company’s consolidated balance sheets. The Company’s expenses associated with self-insurance totaled $2.3 million for the three months ended February 28, 2011 and $1.8 million for the three months ended February 28, 2010.

Performance Bonds and Letters of Credit. The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with community improvements such as roads, sewers and water, and to support similar development activities by certain of its unconsolidated joint ventures. At February 28, 2011, the Company had $440.6 million of performance bonds and $93.4 million of letters of credit outstanding. At November 30, 2010, the Company had $414.3 million of performance bonds and $87.5 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. The Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligation is completed.

Land Option Contracts. In the ordinary course of its business, the Company enters into land option and other similar contracts to procure land for the construction of homes. At February 28, 2011, the Company had total deposits of $19.6 million, comprised of $16.3 million of cash deposits and $3.3 million of letters of credit, to purchase land having an aggregate purchase price of $365.1 million. The Company’s land option and other similar contracts generally do not contain provisions requiring the Company’s specific performance.

15.	Legal Matters
South Edge, LLC Litigation

On December 9, 2010, certain lenders to South Edge filed the Petition against South Edge in the United States Bankruptcy Court, District of Nevada, titled JPMorgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam). The petitioning lenders were JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Crédit Agricole Corporate and Investment Bank. KB HOME Nevada Inc., the Company’s wholly-owned subsidiary, is a member of South Edge together with unrelated homebuilders and a third-party property development firm. KB HOME Nevada Inc. holds a 48.5% interest in South Edge.

The Petition alleged that South Edge failed to undertake certain development-related activities and to repay amounts due on secured loans that the petitioning lenders (as part of a lending syndicate) made to South Edge in 2004 and 2007, totaling $585.0 million in initial aggregate principal amount (the “Loans”), that the petitioning lenders were undersecured, and that South Edge was generally not paying its debts as they became due. The Loans were used by South Edge to partially finance both the purchase of certain real property located near Las Vegas, Nevada and the development of a residential community on that property. The Loans are secured by the underlying property. As of February 28, 2011, the outstanding principal balance of the Loans was $327.9 million.

The petitioning lenders also filed a motion to appoint a Chapter 11 trustee for South Edge, and asserted that, among other actions, the trustee can enforce alleged obligations of the South Edge members to purchase land parcels from South Edge, which would likely result in repayment of the Loans, or enforce alleged obligations of the South Edge members to make capital contributions to the South edge bankruptcy estate. On January 6, 2011, South Edge filed a motion requesting that the court dismiss or abstain from the Petition. The court held a trial that commenced on January 24, 2011, and, on February 3, 2011, the court denied South Edge’s motion, entered an order for relief and appointed a trustee. The trustee may or may not pursue remedies proposed by the petitioning lenders, including attempted enforcement of alleged obligations of the South Edge members as described above.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Legal Matters (continued)

As a result of the February 3, 2011 order for relief on the Petition, the Company considers it probable that it became responsible to pay certain amounts to the administrative agent for the lenders to South Edge under the Springing Guaranty that the Company provided in connection with the Loans. Each of KB HOME Nevada Inc., the other members of South Edge and their parent companies provided a similar repayment guaranty to the administrative agent for the lenders. If properly triggered, the Springing Guaranty is a partial several guaranty of the Loans according to which an amount of principal and unpaid interest is owed to the administrative agent for the lenders based on a formula. The Loans bear variable rates of base and default interest. Any payments made on the Springing Guaranty, if enforced, would also reduce the debt encumbering the property owned by South Edge.

Absent a consensual resolution, the Company anticipates that a demand will be made at some point under the Springing Guaranty, which the Company will contest. The Company believes it has several grounds to defend against a demand made under the Springing Guaranty. For instance, South Edge has appealed the court’s February 3, 2011 decision on several grounds; if that appeal is successful, the order for relief would be vacated, which, the Company believes, would provide a defense against enforcement of the Springing Guaranty. The Company also believes that the administrative agent and the lenders used the Petition primarily as a way to trigger the Springing Guaranty’s obligations, and that this provides a defense to its enforcement. In addition, the Company believes that there are or could be grounds to reduce or offset amounts potentially due under the Springing Guaranty based on, among other things, the lenders’ use of infrastructure development funds that have been pledged to them, or future sales of land by or on behalf of South Edge, including a potential sale or sales of land by the trustee in the bankruptcy case, either as part of a plan of reorganization or otherwise. While the Company believes it has reasonable grounds to assert them, if necessary, it can make no assurances that its potential offsets or defenses will successfully prevent or meaningfully reduce the impact of an attempt by the administrative agent for the lenders to enforce the Springing Guaranty, and as of February 28, 2011, it considers its potential Springing Guaranty obligation to be probable.

As of February 28, 2011, the Company estimates that its maximum potential payment with respect to the Springing Guaranty would have been $211.8 million, including unpaid interest. The Company estimates the amounts relating to unpaid interest to be between $25 million and $35 million. The Company, KB HOME Nevada Inc., the other members of South Edge, and their parent companies, are involved in discussions with the administrative agent for the lenders regarding the Loans and the South Edge project.

The administrative agent for the lenders had previously filed lawsuits in December 2008 against the South Edge members and their respective parent companies (including the Company and KB HOME Nevada Inc.) (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP) and consolidated and related actions) (the “Lender Litigation”). The Lender Litigation seeks to enforce completion guarantees provided to the administrative agent for the lenders in connection with the Loans, seeks to compel the South Edge members (including KB HOME Nevada Inc.) to purchase land parcels from South Edge, seeks to compel the South Edge members to provide certain financial support to South Edge, and also seeks various damages based on other guarantees and claims. The Lender Litigation has been stayed in light of the South Edge bankruptcy.

A separate arbitration proceeding was also commenced in May 2009 to address one South Edge member’s claims for specific performance by the other members to purchase land parcels from and to make certain capital contributions to South Edge or, in the alternative, damages. On July 6, 2010, the arbitration panel issued a decision denying the specific performance and damages claim asserted on behalf of South Edge, but the panel awarded the claimant damages of $36.8 million against all of the respondents. Motions to partially vacate the award were denied and judgment was entered on the award, which the respondents have appealed to the United States Courts of Appeal for the Ninth Circuit, titled Focus South Group, LLC, et al. v. KB HOME Nevada Inc, et al., (Case No. 10-17562). The appeal is pending. If the appeal on the damages awarded by the arbitration panel is denied, KB HOME Nevada Inc. will be responsible for a share of those damages. Although the appeal remains pending, the Company previously accrued for its proportionate share of the potential damages. This accrual is separate from the accrual the Company established with respect to its probable obligation under the Springing Guaranty.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Legal Matters (continued)

The ultimate resolution of the South Edge bankruptcy, the Lender Litigation and the appeal of the arbitration panel decision, and the time at which any resolution is reached with respect to each matter, are uncertain and involve multiple factors. These factors include, but are not limited to, a demand made under the Springing Guaranty; the actions of the trustee appointed for South Edge; the outcome of discussions among the administrative agent for the lenders, the South Edge members (including KB HOME Nevada Inc.) and their respective parent companies (including the Company) regarding the Loans and the South Edge project; and decisions by various trial and appellate courts. As stated above in Note 10. Investments in Unconsolidated Joint Ventures, in light of the February 3, 2011 order for relief on the Petition, the Company recorded a liability for the probable obligation under the Springing Guaranty in its consolidated financial statements as of February 28, 2011, and it believes that if it is unable to recover some or all of the value of its share of the South Edge land in the resolution of the South Edge bankruptcy, the Company could recognize an additional expense ranging from near zero to potentially as much as $75 million, based on the Company’s current estimates, in excess of the amounts accrued. Further, the ultimate resolution of the South Edge bankruptcy (including with respect to the Company’s probable obligation under the Springing Guaranty), the Lender Litigation and the appeal of the arbitration panel decision could have a material adverse effect on the Company’s liquidity, as further discussed in this report.

Other Matters

The Company is also involved in other litigation and government proceedings incidental to its business. These other proceedings are in various procedural stages and, based on reports of counsel, the Company believes as of the date of this report that provisions or accruals made for any potential losses (to the extent estimable) are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a material adverse effect on its consolidated financial position or results of operations. The outcome of any of these other proceedings, however, is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they could have a material adverse effect on the Company’s consolidated financial position or results of operations.

16.	Stockholders’ Equity

At February 28, 2011, the Company was authorized to repurchase 4,000,000 shares of its common stock under a board-approved share repurchase program. The Company did not repurchase any of its common stock under this program in the first quarter of 2011. The Company has not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of the Company’s board of directors.

During the three months ended February 28, 2011, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 17, 2011 to stockholders of record on February 3, 2011. A cash dividend of $.0625 per share of common stock was also declared and paid during the three months ended February 28, 2010.

17.	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance was effective for the Company in the second quarter of 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. ASU 2010-06 concerns disclosure only and will not have an impact on the Company’s consolidated financial position or results of operations.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Recent Accounting Pronouncements (continued)

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”), which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial position or results of operations.

18.	Income Taxes

The Company’s income tax expense totaled $.4 million for the three months ended February 28, 2011 and $.2 million for the three months ended February 28, 2010. Due to the effects of its deferred tax asset valuation allowance, carrybacks of its net operating losses (“NOLs”), and changes in its unrecognized tax benefits, the Company’s effective tax rates for the first quarters of 2011 and 2010 are not meaningful items as the Company’s income tax amounts are not directly correlated to the amount of its pretax losses for those periods.

In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), the Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During the three months ended February 28, 2011, the Company recorded a valuation allowance of $45.1 million against net deferred tax assets generated from the loss for the period. During the three months ended February 28, 2010, the Company recorded a similar valuation allowance of $21.2 million against net deferred tax assets. The Company’s net deferred tax assets totaled $1.1 million at both February 28, 2011 and November 30, 2010. The deferred tax asset valuation allowance increased to $816.2 million at February 28, 2011 from $771.1 million at November 30, 2010. This increase primarily reflected the impact of the $45.1 million valuation allowance recorded during the first quarter of 2011.

During the three months ended February 28, 2011, the Company had no additions to its total gross unrecognized tax benefits as a result of the current status of federal and state audits. The total amount of unrecognized tax benefits, including interest and penalties, was $6.9 million as of February 28, 2011. The Company anticipates that total unrecognized tax benefits will decrease by an amount ranging from $2.0 million to $3.0 million during the 12 months from this reporting date due to various state filings associated with the resolution of the federal audit.

The benefits of the Company’s NOLs, built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on the Company’s analysis performed as of February 28, 2011, the Company does not believe it has experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation as of this reporting date.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
19.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Three Months Ended February 28,
	2011	2010
Summary of cash and cash equivalents at end of period:
Homebuilding	$735,766	$1,198,635
Financial services	6,732	3,126

Total	$742,498	$1,201,761

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$26,430	$36,841
Income taxes paid	67	115
Income taxes refunded	—	190,906

Supplemental disclosure of noncash activities:
Increase in inventories in connection with consolidation of joint ventures	$—	$72,300
Increase in accounts payable, accrued expenses and other liabilities in connection with consolidation of joint ventures	—	38,861
Cost of inventories acquired through seller financing	—	5,713
Increase (decrease) in consolidated inventories not owned	14,493	(34,402)

20.	Supplemental Guarantor Information

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

In connection with the Company’s voluntary termination of the Credit Facility effective March 31, 2010, the Released Subsidiaries were released and discharged from guaranteeing obligations with respect to the Company’s senior notes. Accordingly, the supplemental financial information presented below reflects the relevant subsidiaries that were Guarantor Subsidiaries as of the respective periods then ended.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Operations
Three Months Ended February 28, 2011 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$49,207	$147,733	$—	$196,940

Homebuilding:
Revenues	$—	$49,207	$146,094	$—	$195,301
Construction and land costs	—	(46,577)	(124,219)	—	(170,796)
Selling, general and administrative expenses	(18,670)	1,125	(32,060)	—	(49,605)
Loss on loan guaranty	—	—	(22,758)	—	(22,758)

Operating income (loss)	(18,670)	3,755	(32,943)	—	(47,858)
Interest income	313	4	66	—	383
Interest expense	9,850	(8,307)	(12,982)	—	(11,439)
Equity in loss of unconsolidated joint ventures	—	(43)	(55,794)	—	(55,837)

Homebuilding pretax loss	(8,507)	(4,591)	(101,653)	—	(114,751)

Financial services pretax income	—	—	625	—	625

Total pretax loss	(8,507)	(4,591)	(101,028)	—	(114,126)
Income tax expense	—	—	(400)	—	(400)
Equity in net loss of subsidiaries	(106,019)	—	—	106,019	—

Net loss	$(114,526)	$(4,591)	$(101,428)	$106,019	$(114,526)

Three Months Ended February 28, 2010 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$238,791	$25,187	$—	$263,978

Homebuilding:
Revenues	$—	$238,791	$23,720	$—	$262,511
Construction and land costs	—	(200,504)	(26,036)	—	(226,540)
Selling, general and administrative expenses	(23,138)	(40,460)	(8,605)	—	(72,203)

Operating loss	(23,138)	(2,173)	(10,921)	—	(36,232)
Interest income	359	31	34	—	424
Interest expense	(1,839)	(15,952)	(1,616)	—	(19,407)
Equity in income (loss) of unconsolidated joint ventures	—	(2,075)	891	—	(1,184)

Homebuilding pretax loss	(24,618)	(20,169)	(11,612)	—	(56,399)

Financial services pretax income	—	—	1,895	—	1,895

Total pretax loss	(24,618)	(20,169)	(9,717)	—	(54,504)
Income tax expense	(100)	(100)	—	—	(200)
Equity in net loss of subsidiaries	(29,986)	—	—	29,986	—

Net loss	$(54,704)	$(20,269)	$(9,717)	$29,986	$(54,704)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20.	Supplemental Guarantor Information (continued)
Condensed Consolidated Balance Sheets
February 28, 2011 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$610,951	$3,381	$121,434	$—	$735,766
Restricted cash	94,424	—	26,763	—	121,187
Receivables	3,898	7,014	93,521	—	104,433
Inventories	—	803,786	970,614	—	1,774,400
Investments in unconsolidated joint ventures	—	37,065	13,106	—	50,171
Other assets	74,827	597	8,890	—	84,314

	784,100	851,843	1,234,328	—	2,870,271

Financial services	—	—	30,975	—	30,975
Investments in subsidiaries	(66,920)	—	—	66,920	—

Total assets	$717,180	$851,843	$1,265,303	$66,920	$2,901,246

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$112,475	$152,888	$417,142	$—	$682,505
Mortgages and notes payable	1,632,643	38,256	30,799	—	1,701,698

	1,745,118	191,144	447,941	—	2,384,203

Financial services	—	—	2,448	—	2,448
Intercompany	(1,542,533)	665,290	877,243	—	—
Stockholders’ equity	514,595	(4,591)	(62,329)	66,920	514,595

Total liabilities and stockholders’ equity	$717,180	$851,843	$1,265,303	$66,920	$2,901,246

November 30, 2010 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$770,603	$3,619	$130,179	$—	$904,401
Restricted cash	88,714	—	26,763	—	115,477
Receivables	4,205	6,271	97,572	—	108,048
Inventories	—	774,102	922,619	—	1,696,721
Investments in unconsolidated joint ventures	—	37,007	68,576	—	105,583
Other assets	68,166	72,805	9,105	—	150,076

	931,688	893,804	1,254,814	—	3,080,306

Financial services	—	—	29,443	—	29,443
Investments in subsidiaries	36,279	—	—	(36,279)	—

Total assets	$967,967	$893,804	$1,284,257	$(36,279)	$3,109,749

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$124,609	$150,260	$424,853	$—	$699,722
Mortgages and notes payable	1,632,362	112,368	30,799	—	1,775,529

	1,756,971	262,628	455,652	—	2,475,251

Financial services	—	—	2,620	—	2,620
Intercompany	(1,420,882)	631,176	789,706	—	—
Stockholders’ equity	631,878	—	36,279	(36,279)	631,878

Total liabilities and stockholders’ equity	$967,967	$893,804	$1,284,257	$(36,279)	$3,109,749

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Cash Flows
Three Months Ended February 28, 2011 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(114,526)	$(4,591)	$(101,428)	$106,019	$(114,526)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in loss of unconsolidated joint ventures	—	43	55,944	—	55,987
Loss on loan guaranty	—	—	22,758	—	22,758
Gain on sale of operating property	—	(8,825)	—	—	(8,825)
Inventory impairments and land option contract abandonments	—	112	1,642	—	1,754
Changes in assets and liabilities:
Receivables	307	(743)	5,063	—	4,627
Inventories	—	(15,946)	(48,994)	—	(64,940)
Accounts payable, accrued expenses and other liabilities	(12,135)	(11,222)	(32,115)	—	(55,472)
Other, net	(4,259)	(3,160)	1,157	—	(6,262)

Net cash used by operating activities	(130,613)	(44,332)	(95,973)	106,019	(164,899)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(101)	(510)	—	(611)
Proceeds from sale of operating property	—	80,600	—	—	80,600
Sales (purchases) of property and equipment, net	(240)	(18)	184	—	(74)

Net cash provided (used) by investing activities	(240)	80,481	(326)	—	79,915

Cash flows from financing activities:
Change in restricted cash	(5,710)	—	—	—	(5,710)
Payments on mortgages and land contracts due to land sellers and other loans	—	(70,501)	—	—	(70,501)
Issuance of common stock under employee stock plans	69	—	—	—	69
Payments of cash dividends	(4,806)	—	—	—	(4,806)
Intercompany	(18,352)	34,114	90,257	(106,019)	—

Net cash provided (used) by financing activities	(28,799)	(36,387)	90,257	(106,019)	(80,948)

Net decrease in cash and cash equivalents	(159,652)	(238)	(6,042)	—	(165,932)
Cash and cash equivalents at beginning of period	770,603	3,619	134,208	—	908,430

Cash and cash equivalents at end of period	$610,951	$3,381	$128,166	$—	$742,498

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20.	Supplemental Guarantor Information (continued)
Three Months Ended February 28, 2010 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(54,704)	$(20,269)	$(9,717)	$29,986	$(54,704)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	8,498	4,864	—	13,362
Changes in assets and liabilities:
Receivables	190,883	(14,373)	17,717	—	194,227
Inventories	—	(23,136)	(25,351)	—	(48,487)
Accounts payable, accrued expenses and other liabilities	(24,098)	(48,474)	(19,749)	—	(92,321)
Other, net	(5,408)	2,313	9,282	—	6,187

Net cash provided (used) by operating activities	106,673	(95,441)	(22,954)	29,986	18,264

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	1,950	(4,290)	—	(2,340)
Purchases of property and equipment, net	—	(171)	(20)	—	(191)

Net cash provided (used) by investing activities	—	1,779	(4,310)	—	(2,531)

Cash flows from financing activities:
Change in restricted cash	24,070	—	—	—	24,070
Payments on mortgages and land contracts due to land sellers and other loans	—	3,452	(14,534)	—	(11,082)
Issuance of common stock under employee stock plans	232	—	—	—	232
Payments of cash dividends	(4,803)	—	—	—	(4,803)
Repurchases of common stock	(350)	—	—	—	(350)
Intercompany	(58,554)	51,977	36,563	(29,986)	—

Net cash provided (used) by financing activities	(39,405)	55,429	22,029	(29,986)	8,067

Net increase (decrease) in cash and cash equivalents	67,268	(38,233)	(5,235)	—	23,800
Cash and cash equivalents at beginning of period	995,122	56,969	125,870	—	1,177,961

Cash and cash equivalents at end of period	$1,062,390	$18,736	$120,635	$—	$1,201,761

21.	Subsequent Event

At the Company’s Annual Meeting of Stockholders held on April 7, 2011, the Company’s stockholders approved an amendment to the KB Home 2010 Equity Incentive Plan (the “Plan Amendment”), to increase the number of shares of the Company’s common stock available for awards under the KB Home 2010 Equity Incentive Plan by an additional 4,000,000 shares. The Plan Amendment is filed as an exhibit hereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding operations and our financial services operations. The following table presents a summary of our consolidated results of operations for the three months ended February 28, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended February 28,
	2011	2010
Revenues:
Homebuilding	$195,301	$262,511
Financial services	1,639	1,467

Total	$196,940	$263,978

Pretax income (loss):
Homebuilding	$(114,751)	$(56,399)
Financial services	625	1,895

Total pretax loss	(114,126)	(54,504)
Income tax expense	(400)	(200)

Net loss	$(114,526)	$(54,704)

Basic and diluted loss per share	$(1.49)	$(.71)

In the first quarter of 2011, housing market conditions remained challenging, reflecting a further extension of the housing market downturn that began in 2006. These difficult conditions resulted mainly from a persistent oversupply of homes available for sale and restrained consumer demand for housing, particularly following the expiration of a federal homebuyer tax credit in the second quarter of 2010. The primary factors negatively impacting housing markets in the first quarter of 2011 were a mounting inventory of lender-owned homes acquired through foreclosures and short sales; a generally weak and uneven economic and employment environment; tighter mortgage credit standards and reduced credit availability; low levels of consumer confidence and increased caution in making home purchase decisions; and intense competition for home sales. While there are signs of stability in certain markets, it is difficult to predict when and at what rate these negative conditions will improve, or when the homebuilding industry will experience a sustained recovery.
Throughout the present housing market downturn, we have focused on the following three primary integrated strategic goals: restore and maintain the profitability of our homebuilding operations at the scale of prevailing market conditions; generate cash and maintain a strong balance sheet; and position our business to capitalize on future growth opportunities. In pursuit of these goals, we have in recent years and through the first quarter of 2011 continued to execute on our KBnxt operational business model; improved and refined our product offerings to compete with resale homes and to meet the affordability demands and sustainability concerns of our core customers—first-time, move-up and active adult homebuyers; aligned our overhead to market activity levels while retaining a solid growth platform through a dedicated effort to control costs; improved our operating efficiencies; made opportunistic investments in our business; and acquired attractively priced new land interests meeting our investment standards in desirable markets with perceived strong growth prospects. We expect to continue to implement these initiatives during 2011, subject to market conditions.
Notwithstanding the progress we have made on our primary strategic goals, we posted a net loss for the first quarter of 2011 due largely to the severity of the ongoing negative supply and demand environment faced by the homebuilding industry during the period. The net loss reflected the lower volume of homes we delivered compared to a year ago and the charges we incurred to write off the remaining amount of our investment in South Edge and to recognize a loss on loan guaranty associated with the Springing Guaranty we provided with respect to South Edge debt. While market conditions constrained our 2011 first quarter homes delivered, revenues and margins on a year over year basis, we substantially reduced our selling, general and administrative expenses in the first quarter of 2011 compared to the year-earlier quarter. We also made investments in land to support future growth in our community count, deliveries and revenues. While it remains uncertain when a sustained housing market recovery will occur, we believe that our focus on growing our community count and on continuing to implement the initiatives that support our three primary goals will help position us operationally and financially to take advantage of any future improvements in housing markets as they occur.
Our total revenues of $196.9 million for the three months ended February 28, 2011 decreased 25% from $264.0 million for the year-earlier period, mainly due to a decline in our housing revenues. Housing revenues totaled $195.2 million in the first quarter of 2011, down 26% from $262.2 million in the first quarter of 2010, reflecting a 28% year-over-year decrease in homes delivered, partly offset by a 4% year-over-year increase in the average selling price. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. We delivered 949 homes in the first quarter of 2011 at an average selling price of $205,700, compared with 1,326 homes delivered at an average selling price of $197,700 in the year-earlier quarter.
The year-over-year decrease in the number of homes delivered in the first quarter of 2011, with declines in each of our homebuilding reporting segments, largely reflected a relatively low backlog level at the beginning of the year. At the start of our 2011 fiscal year, our backlog was down 37% on a year-over-year basis, reflecting the decline in net orders we experienced in the latter half of 2010 due to generally weak market conditions and a sharp reduction in demand following the April 30, 2010 expiration of the federal homebuyer tax credit. First quarter deliveries were also negatively affected by strategic reductions we made in our overall community count in previous quarters, primarily by exiting underperforming markets, operating fewer communities in weaker markets and curtailing land acquisition and development activities, to align our operations with reduced housing market activity and to support our profitability and balance sheet goals. In light of the investments we have made since late 2009 in land acquisitions and development to support future growth in our community count, deliveries and revenues, we anticipate gradually increasing the number of communities we operate during 2011, as further discussed below under “Outlook.”
The increase in our average selling price in the first quarter of 2011 relative to the year-earlier quarter reflected increases of 1%, 7% and 26% in our West Coast, Central and Southeast homebuilding reporting segments, respectively, partly offset by a 6% decrease in our Southwest homebuilding reporting segment.
Included in our total revenues were financial services revenues of $1.6 million in the three months ended February 28, 2011 and $1.5 million in the three months ended February 28, 2010. Financial services revenues increased slightly in the first quarter of 2011 compared to a year ago, primarily due to higher title services revenues.
We incurred a net loss of $114.5 million, or $1.49 per diluted share, for the three months ended February 28, 2011, compared to a net loss of $54.7 million, or $.71 per diluted share, for the three months ended February 28, 2010. Our 2011 first quarter net loss included pretax, noncash charges of $1.8 million for inventory impairments and land option contract abandonments, as well as a joint venture impairment charge of $53.7 million and a loss on loan guaranty of $22.8 million, both related to South Edge. Our net loss for the quarter ended February 28, 2010 included pretax, noncash charges of $13.4 million for inventory impairments and land option contract abandonments. The loss on loan guaranty recorded in the 2011 first quarter resulted from the Springing Guaranty becoming a probable obligation for us due to a court ruling discussed below under “Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments” and “Part II — Item 1. Legal Proceedings.”
Our housing gross margin decreased to 12.6% in the first quarter of 2011 from 13.7% in the first quarter of 2010. Excluding inventory impairment and land option contract abandonment charges, our housing gross margin declined to 13.4% in the first quarter of 2011 from 18.8% in the year-earlier quarter. The decline in housing gross margin was driven by a combination of reduced operating leverage from the lower volume of homes delivered, competitive pricing pressure in certain markets, changes in the proportion of deliveries from various markets and a shift in product mix. Our selling, general and administrative expenses of $49.6 million in the three months ended February 28, 2011 decreased 31% from $72.2 million in the year-earlier period as a result of the lower volume of homes delivered, actions we have taken to streamline our organizational structure and reduce overhead, and a significant reduction in certain legal and long-term compensation expenses compared to the year-earlier period. Selling, general and administrative expenses in the first quarter of 2011 also included a gain on the sale of a multi-level residential building we operated as a rental property, which was largely offset by a recent legal settlement. As a percentage of housing revenues, selling, general and administrative expenses were 25.4% for the three months ended February 28, 2011, compared to 27.5% for the year-earlier period, reflecting the impact of lower expenses, partly offset by the decrease in housing revenues.

We ended the first quarter of 2011 with $857.0 million of cash and cash equivalents and restricted cash. Our debt balance of $1.70 billion at February 28, 2011 decreased from $1.78 billion at November 30, 2010 due to the repayment of secured debt. Our ratio of debt to total capital was 76.8% at February 28, 2011, compared to 73.8% at November 30, 2010. Our ratio of net debt to total capital, which reflects our cash position, was 62.1% at February 28, 2011, compared to 54.5% at November 30, 2010.
Our total backlog at February 28, 2011 was comprised of 1,689 homes, representing projected future housing revenues of approximately $353.6 million, compared to a backlog at February 28, 2010 of 2,713 homes, representing projected future housing revenues of approximately $523.8 million. The number of homes in backlog decreased 38% year over year, mainly due to the decline in our net orders in the first quarter of 2011. Net orders from our homebuilding operations fell 32% to 1,302 in the first quarter of 2011 from 1,913 in the first quarter of 2010. The year-over-year net order comparison was negatively affected by the temporarily elevated level of activity from the federal homebuyer tax credit that was available in late 2009 and during the year-earlier quarter, and an increase in our cancellation rate in 2011. Our cancellation rate as a percentage of gross orders rose to 29% in the first quarter of 2011 from 22% in the year-earlier quarter. As a percentage of beginning backlog, the cancellation rate was 39% in the first quarter of 2011 and 26% in the year-earlier quarter.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Three Months Ended February 28,
	2011	2010
Revenues:
Housing	$195,223	$262,158
Land	78	353

Total	195,301	262,511

Costs and expenses:
Construction and land costs
Housing	170,671	226,194
Land	125	346

Total	170,796	226,540
Selling, general and administrative expenses	49,605	72,203
Loss on loan guaranty	22,758	—

Total	243,159	298,743

Operating loss	$(47,858)	$(36,232)

Homes delivered	949	1,326
Average selling price	$205,700	$197,700
Housing gross margin	12.6%	13.7%

Selling, general and administrative expenses as a percentage of housing revenues	25.4%	27.5%

Operating loss as a percentage of homebuilding revenues	-24.5%	-13.8%
We have grouped our homebuilding activities into four reportable segments, which we refer to as West Coast, Southwest, Central and Southeast. As of February 28, 2011, our reportable homebuilding segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders and cancellation rates (based on gross orders) by reporting segment and with respect to our unconsolidated joint ventures for the three-month periods ended February 28, 2011 and 2010, and our ending backlog at February 28, 2011 and 2010:

	Three Months Ended February 28,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2011	2010	2011	2010	2011	2010

West Coast	224	340	404	429	15%	17%

Southwest	158	216	206	313	18	14

Central	363	529	448	715	39	29

Southeast	204	241	244	456	33	21

Total	949	1,326	1,302	1,913	29%	22%

Unconsolidated joint ventures	1	21	—	19	—	21%

	February 28,
			Backlog - Value
	Backlog - Homes		(In Thousands)
Segment	2011	2010	2011	2010

West Coast	383	612	$126,258	$193,938

Southwest	187	379	27,970	59,439

Central	778	1,105	132,164	172,068

Southeast	341	617	67,242	98,305

Total	1,689	2,713	$353,634	$523,750

Unconsolidated joint ventures	—	35	$—	$13,825

Revenues. Homebuilding revenues totaled $195.3 million for the three months ended February 28, 2011, decreasing 26% from $262.5 million for the corresponding period of 2010, primarily due to a decline in housing revenues. Housing revenues of $195.2 million for the three months ended February 28, 2011 fell by $67.0 million, or 26%, from $262.2 million for the year-earlier period, due to a 28% year-over-year decrease in homes delivered, partly offset by a 4% year-over-year increase in the average selling price. We delivered 949 homes in the first quarter of 2011, down from 1,326 homes delivered in the year-earlier quarter. The decrease in homes delivered was primarily due to our relatively low backlog level at the beginning of our 2011 fiscal year, which was down 37% on a year-over-year basis largely due to softness in net orders in the latter half of 2010 as a result of generally weak market conditions, reduced demand following the April 30, 2010 expiration of the federal homebuyer tax credit, and the strategic reduction in our community count in previous quarters to align our operations with reduced housing market activity.
Our overall average selling price of $205,700 for the quarter ended February 28, 2011 rose from $197,700 in the year-earlier quarter, reflecting higher average selling prices in three of our four homebuilding reporting segments. Year over year, average selling prices increased 1% in our West Coast segment, 7% in our Central segment and 26% in our Southeast segment. In our Southwest segment, the average selling price for the three months ended February 28, 2011 decreased 6% from the corresponding period of 2010. The increase in our overall average selling price was mainly due to changes in the proportion of deliveries from higher-priced communities and a shift in product mix.
Land sale revenues totaled $.1 million in the three months ended February 28, 2011 and $.4 million in the year-earlier period. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions.
Operating Loss. Our homebuilding operations generated operating losses of $47.9 million for the three months ended February 28, 2011 and $36.2 million for the three months ended February 28, 2010, due to losses from housing operations. Within our homebuilding operations, our 2011 first quarter operating loss increased by $11.7 million from the year-earlier quarter, reflecting reduced gross profits compared to the year-earlier quarter and the $22.8 million loss on loan guaranty, partly offset by lower selling, general and administrative expenses. The decrease in gross profits for the three months ended February 28, 2011 reflected fewer homes delivered and a lower housing gross margin. The loss on loan guaranty resulted from the Springing Guaranty becoming a probable obligation for us as a result of a court’s action on February 3, 2011 (though we believe there are potential offsets or defenses to prevent or minimize the enforcement of the Springing Guaranty). Therefore, our consolidated financial statements at February 28, 2011 reflect an obligation of $211.8 million, representing our estimate of the probable amount that we would pay to the administrative agent for the lenders to South Edge, including amounts relating to unpaid interest, if we cannot offset or defend against the enforcement of the Springing Guaranty, as discussed below under “Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments.” In paying this amount, we would expect to assume the lenders’ lien position with respect to our share of the South Edge land. Thus, in our consolidated financial statements, our obligation relating to the Springing Guaranty is partially offset by $75.2 million, which is equal to the estimated fair value of this South Edge land. The $22.8 million charge we recognized with respect to the Springing Guaranty is in addition to the joint venture impairment charge we recognized to write off our remaining investment in South Edge, which is further described below.
Inventory impairment and land option contract abandonment charges totaled $1.8 million in the first quarter of 2011 and $13.4 million in the first quarter of 2010. Each land parcel or community in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis. We evaluated 31 communities or land parcels and 27 communities or land parcels for recoverability during the three months ended February 28, 2011 and 2010, respectively. When an indicator of potential impairment is identified, we test the asset for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. These estimates, trends and expectations are specific to each land parcel or community and may vary among land parcels or communities.
A real estate asset is considered impaired when its carrying amount is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. The discount rates used in our estimated discounted cash flows were 17% during the three months ended February 28, 2011 and ranged from 17% to 20% during the three months ended February 28, 2010.
Based on the results of our evaluations, we recorded pretax, noncash inventory impairment charges of $1.0 million in the first quarter of 2011, associated with three communities or land parcels with a post-impairment fair value of $1.2 million. In the first quarter of 2010, such charges totaled $6.8 million and corresponded to four communities or land parcels with a post-impairment fair value of $3.9 million. In the first quarter of 2011, land option contract abandonment charges totaled $.8 million and corresponded to 141 lots. In the first quarter of 2010, land option contract abandonment charges totaled $6.5 million and corresponded to 401 lots. As of February 28, 2011, the aggregate carrying value of inventory that had been impacted by pretax, noncash inventory impairment charges was $384.9 million, representing 64 communities and various other land parcels. As of November 30, 2010, the aggregate carrying value of inventory that had been impacted by pretax, noncash inventory impairment charges was $418.5 million, representing 72 communities and various other land parcels.
The inventory impairments we recorded in the first quarters of 2011 and 2010 reflected declining asset values in certain markets due to the challenging economic and housing market conditions in both periods. The charges for land option contract abandonments reflected our termination of land option contracts on projects that no longer met our investment standards or marketing strategy. Our housing gross margin decreased by 1.1 percentage points to 12.6% in the first quarter of 2011 from 13.7% in the year-earlier quarter. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, was 13.4% in the first quarter of 2011 and 18.8% in the first quarter of 2010. The year-over-year decrease in our housing gross margin was driven by a combination of reduced operating leverage from the lower volume of homes delivered, competitive pricing pressure in certain markets, changes in the proportion of deliveries from various markets and a shift in product mix.
Our land sales generated break-even results in the first quarters of 2011 and 2010.
Selling, general and administrative expenses totaled $49.6 million in the first quarter of 2011, decreasing by $22.6 million, or 31%, from $72.2 million in the year-earlier quarter. The year-over-year decrease was mainly due to fewer homes delivered, the actions we have taken to streamline our organizational structure and reduce overhead, and a significant reduction in certain legal and long-term compensation costs compared to the year-earlier quarter. Selling, general and administrative expenses in the first quarter of 2011 also included a gain on the sale of a multi-level residential building we operated as a rental property, which was largely offset by a recent legal settlement. As a percentage of housing revenues, selling, general and administrative expenses improved to 25.4% in the first quarter of 2011 from 27.5% in the first quarter of 2010, reflecting the year-over-year reduction in our expenses, partly offset by the decline in our housing revenues.
Interest Income. Interest income, which is generated from short-term investments and mortgages receivable, totaled $.4 million in the first quarters of 2011 and 2010. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates.
Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $11.4 million for the three months ended February 28, 2011 and $19.4 million for the three months ended February 28, 2010. Interest expense for the three months ended February 28, 2011 included a $3.6 million gain on the early extinguishment of secured debt. Interest expense for the three months ended February 28, 2010 included $1.4 million of debt issuance costs written off in connection with our voluntary reduction of the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million. We voluntarily terminated the Credit Facility effective March 31, 2010. The percentage of interest capitalized rose to 49% in the first quarter of 2011 from 41% in the year-earlier quarter due to an increase in the amount of inventory qualifying for interest capitalization. Gross interest incurred decreased to $25.9 million in the first quarter of 2011 from $32.1 million in the corresponding quarter of 2010 as a result of a lower average debt level in 2011 and the $3.6 million gain on the early extinguishment of secured debt included in 2011, compared to the write-off of $1.4 million of debt issuance costs included in 2010.
Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures increased to $55.8 million for the three months ended February 28, 2011 compared to $1.2 million for the three months ended February 28, 2010. The increased loss in the three months ended February 28, 2011 was primarily due to our recognizing a charge of $53.7 million to write off the remaining amount of our investment in South Edge based on the February 3, 2011 court decision discussed below under “Part II — Item 1. Legal Proceedings.” Given the court decision, we determined that our investment in South Edge was no longer recoverable. Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. Our unconsolidated joint ventures delivered one home in the first three months of 2011 and 21 homes in the first three months of 2010. Our unconsolidated joint ventures posted combined revenues of $.2 million in the first quarter of 2011 compared to $85.8 million in the year-earlier quarter. The year-over-year decrease in unconsolidated joint venture revenues in 2011 was primarily due to the sale of land by an unconsolidated joint venture in our Southeast segment in 2010. Our unconsolidated joint ventures generated combined losses of $4.4 million in the first quarter of 2011 and $3.0 million in the corresponding quarter of 2010.
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

	Three Months Ended February 28,
	2011	2010

Housing revenues	$195,223	$262,158
Housing construction and land costs	(170,671)	(226,194)

Housing gross margin	24,552	35,964
Add: Inventory impairment and land option contract abandonment charges	1,703	13,362

Housing gross margin, excluding inventory impairment and land option contract abandonment charges	$26,255	$49,326

Housing gross margin as a percentage of housing revenues	12.6%	13.7%

Housing gross margin, excluding inventory impairment and land option contract abandonment charges, as a percentage of housing revenues	13.4%	18.8%

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
Ratio of Net Debt to Total Capital. The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	February 28,	November 30,
	2011	2010

Mortgages and notes payable	$1,701,698	$1,775,529
Stockholders’ equity	514,595	631,878

Total capital	$2,216,293	$2,407,407

Ratio of debt to total capital	76.8%	73.8%

Mortgages and notes payable	$1,701,698	$1,775,529
Less: Cash and cash equivalents and restricted cash	(856,953)	(1,019,878)

Net debt	844,745	755,651
Stockholders’ equity	514,595	631,878

Total capital	$1,359,340	$1,387,529

Ratio of net debt to total capital	62.1%	54.5%

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
HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Three Months Ended February 28,
	2011	2010
West Coast:
Revenues	$71,771	$108,434
Construction and land costs	(58,279)	(80,029)
Selling, general and administrative expenses	(1,139)	(16,338)

Operating income	12,353	12,067
Other, net	(3,488)	(8,710)

Pretax income	$8,865	$3,357

Southwest:
Revenues	$23,300	$33,848
Construction and land costs	(16,818)	(27,023)
Selling, general and administrative expenses	(6,295)	(6,589)
Loss on loan guaranty	(22,758)	—

Operating income (loss)	(22,571)	236
Other, net	(57,758)	(4,699)

Pretax loss	$(80,329)	$(4,463)

Central:
Revenues	$60,589	$82,925
Construction and land costs	(53,251)	(73,668)
Selling, general and administrative expenses	(11,893)	(13,180)

Operating loss	(4,555)	(3,923)
Other, net	(2,154)	(3,381)

Pretax loss	$(6,709)	$(7,304)

Southeast:
Revenues	$39,641	$37,304
Construction and land costs	(41,161)	(43,612)
Selling, general and administrative expenses	(8,524)	(9,454)

Operating loss	(10,044)	(15,762)
Other, net	(3,984)	(4,424)

Pretax loss	$(14,028)	$(20,186)

West Coast. Our West Coast segment generated total revenues of $71.8 million in the first quarter of 2011, down from $108.4 million in the year-earlier quarter. All of this segment’s revenues in each period were generated from housing operations. Housing revenues for the first quarter of 2011 declined 34% from the first quarter of 2010 due to a 34% decrease in homes delivered, partly offset by a 1% year-over-year increase in the average selling price. We delivered 224 homes in the first quarter of 2011, down from 340 homes delivered in the year-earlier quarter, primarily due to this segment having 61% fewer homes in backlog at the beginning of the 2011 fiscal year, on a year-over-year basis, as net orders declined in the latter half of 2010 following the April 30,

2010 expiration of the federal homebuyer tax credit. The average selling price was $320,400 in the quarter ended February 28, 2011 and $318,900 in the year-earlier quarter.
This segment posted pretax income of $8.9 million for the three months ended February 28, 2011 and $3.4 million for the three months ended February 28, 2010. Pretax results improved in the first quarter of 2011 compared to the year-earlier quarter, due to decreases in selling, general and administrative expenses and other, net expenses, partly offset by lower gross profits. The gross margin decreased to 18.8% in the first quarter of 2011 from 26.2% in the year-earlier quarter, despite a decrease in pretax, noncash charges for inventory impairments and land option contract abandonments to $.1 million in the first quarter of 2011 from $1.2 million in the year-earlier quarter. The decrease in the gross margin was largely due to a shift in product mix and reduced operating leverage from the lower volume of homes delivered. Selling, general and administrative expenses decreased by $15.2 million, or 93%, to $1.1 million in the first quarter of 2011 from $16.3 million in the first quarter of 2010, largely due to a gain on the sale of a multi-level residential building we operated as a rental property and our efforts to reduce overhead costs.
Southwest. Total revenues from our Southwest segment decreased 31% to $23.3 million in the first quarter of 2011 from $33.8 million in the year-earlier quarter. All of this segment’s revenues in each period were generated from housing operations. Housing revenues declined year over year due to a 27% decrease in the number of homes delivered and a 6% decline in the average selling price. We delivered 158 homes at an average selling price of $147,500 in the first quarter of 2011 compared to 216 homes delivered at an average selling price of $156,600 in the year-earlier period. The year-over-year decrease in homes delivered reflected the 51% lower number of homes in backlog at the beginning of the 2011 fiscal year compared to the number of homes in backlog at the beginning of the 2010 fiscal year, which resulted from weak market conditions and intense competition for net orders in the latter half of 2010. The decline in the average selling price also reflected competitive conditions and our rollout of new product at lower price points compared to those of our previous product.
This segment posted pretax losses of $80.3 million in the three months ended February 28, 2011 and $4.5 million in the year-earlier period. The pretax loss was higher in the first quarter of 2011 compared to the first quarter of 2010 due to the $53.7 million noncash unconsolidated joint venture impairment charge we incurred in writing off the remaining amount of our investment in South Edge and the $22.8 million loss on loan guaranty related to the Springing Guaranty, as discussed above. The gross margin increased to 27.8% in the first quarter of 2011 from 20.2% in the first quarter of 2010, reflecting lower inventory impairment charges and improved operating efficiencies. Inventory impairment charges totaled $.4 million in the first quarter of 2011, compared to $1.0 million of such charges in the year-earlier quarter. Selling, general and administrative expenses decreased by $.3 million, or 4%, to $6.3 million in the quarter ended February 28, 2011 from $6.6 million in the year-earlier quarter, mainly due to overhead reductions and other cost-saving initiatives. Other, net included $53.7 million of unconsolidated joint venture impairment charges in the first quarter of 2011 and no such charges in the first quarter of 2010.
Central. Our Central segment generated total revenues of $60.6 million for the three months ended February 28, 2011, down 27% from $82.9 million for the three months ended February 28, 2010, mainly due to a decrease in housing revenues. Housing revenues declined 27% to $60.5 million in the first quarter of 2011 from $82.5 million in the year-earlier quarter as a result of a 31% year-over-year decrease in homes delivered, partly offset by a 7% year-over-year increase in the average selling price. In the first quarter of 2011, we delivered 363 homes at an average selling price of $166,700, compared to 529 homes delivered at an average selling price of $156,100 in the first quarter of 2010. The lower number of homes delivered reflected the 25% lower backlog level at the beginning of the 2011 fiscal year compared to the number of homes in backlog at the beginning of the 2010 fiscal year, which was driven by a decline in net orders in the second half of 2010 following the April 30, 2010 expiration of the federal homebuyer tax credit, and a strategic reduction in our community count in previous quarters to align our operations in this segment with the reduced housing market activity. The higher average selling price was mainly due to a change in product mix. Land sale revenues totaled $.1 million in the three months ended February 28, 2011 and $.4 million in the year-earlier period.
Pretax losses from this segment totaled $6.7 million in the first quarter of 2011 and $7.3 million in the year-earlier quarter. In the first quarter of 2011, the pretax loss narrowed by $.6 million from the first quarter of 2010, mainly due to a decrease in noncash inventory impairment and land option contract abandonment charges, partly offset by lower gross profits reflecting fewer homes delivered in this segment. The gross margin increased to 12.1% in the first quarter of 2011 from 11.2% in the first quarter of 2010, reflecting a decrease in inventory impairment and land option contract abandonment charges to $.3 million in the first quarter of 2011, from $6.3 million the year-earlier quarter, partly offset by reduced operating leverage from the lower volume of homes delivered. Selling, general and administrative expenses totaled $11.9 million in the first quarter of 2011, a 10% decrease from $13.2 million in the first quarter of 2010.
Southeast. Total revenues from our Southeast segment were $39.6 million for the three months ended February 28, 2011 and $37.3 million for the three months ended February 28, 2010. All of this segment’s revenues in each period were generated from housing operations. Housing revenues increased 6% in the first quarter of 2011 from the year-earlier quarter due to a 26% increase in the average selling price, partly offset by a 15% year-over-year decrease in homes delivered. We delivered 204 homes in the first quarter of 2011, down from 241 homes delivered in the year-earlier quarter. The average selling price increased to $194,300 in the first quarter of 2011 from $154,800 in the year-earlier quarter, reflecting a change in product and community mix, which includes homes delivered from our higher-priced Washington D.C. market in 2011.
Pretax losses from this segment totaled $14.0 million for the three months ended February 28, 2011 and $20.2 million in the year-earlier period. The loss from this segment narrowed in the first three months of 2011 from the year-earlier period, reflecting lower pretax, noncash inventory impairment and land option contract abandonment charges and reduced selling, general and administrative expenses. The gross margin improved to a negative 3.8% in the first quarter of 2011 from a negative 16.9% in the first quarter of 2010. There were $1.0 million of pretax, noncash inventory impairment and land option contract abandonment charges in the first quarter of 2011, compared to $4.9 million of inventory impairment charges and land option contract abandonment charges in the first quarter of 2010. Selling, general and administrative expenses decreased by $1.0 million, or 10%, to $8.5 million in the first quarter of 2011 from $9.5 million in the year-earlier quarter as a result of our efforts to reduce overhead costs.
FINANCIAL SERVICES
Our financial services segment provides title and insurance services to our homebuyers. This segment also provides mortgage banking services to our homebuyers indirectly through KBA Mortgage. We and a subsidiary of Bank of America, N.A., each have a 50% ownership interest in KBA Mortgage. KBA Mortgage is operated by our joint venture partner and is accounted for as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements. Since its formation in 2005, our mortgage banking joint venture has provided mortgage banking services to a majority of our homebuyers. During the quarter ended February 28, 2011, our partner in the joint venture approached us about changing our relationship due to the desire of Bank of America, N.A. to cease participating in joint venture structures in its business. The parties are discussing how residential consumer mortgage loans and mortgage banking services might be offered to our homebuyers if the joint venture is not continued, and are negotiating to reach a mutually beneficial resolution. We are also evaluating a number of other possible strategies we could pursue to facilitate the offering of mortgage banking services to our homebuyers. While there are a number of possible outcomes, the mortgage banking joint venture continues to provide services to our homebuyers. Our focus remains on ensuring that our homebuyers obtain reliable mortgage banking services to purchase a home.
The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Three Months Ended February 28,
	2011	2010

Revenues	$1,639	$1,467
Expenses	(865)	(893)
Equity in income (loss) of unconsolidated joint venture	(149)	1,321

Pretax income	$625	$1,895

Total originations (a):
Loans	598	1,042
Principal	$115,860	$186,318
Percentage of homebuyers using KBA Mortgage	68%	81%

	Three Months Ended February 28,
	2011	2010

Loans sold to third parties (a):
Loans	612	1,108
Principal	$126,328	$198,760

(a)	Loan originations and sales occur within KBA Mortgage.
Revenues. Financial services revenues totaled $1.6 million for the three months ended February 28, 2011 and $1.5 million for the three months ended February 28, 2010, and included revenues from interest income, title services and insurance commissions. The slight year-over-year increase in financial services revenues in the first quarter of 2011 was primarily due to higher revenues from title services.
Expenses. General and administrative expenses totaled $.9 million in the first quarter of both 2011 and 2010.
Equity in Income (Loss) of Unconsolidated Joint Venture. The equity in loss of unconsolidated joint venture of $.1 million in the first three months of 2011 and equity in income of unconsolidated joint venture of $1.3 million in the first three months of 2010 related to our 50% interest in KBA Mortgage. The loss in the first quarter of 2011 compared to the year-earlier quarter income result was mainly due to the lower number of loans originated and a reduced profit per loan. KBA Mortgage originated 598 loans in the first quarter of 2011 compared to 1,042 loans in the year-earlier quarter. The percentage of our homebuyers using KBA Mortgage as a loan originator decreased to 68% for the three months ended February 28, 2011 from 81% for the three months ended February 28, 2010, reflecting an increased portion of our homebuyers obtaining financing through alternate lenders in light of more conservative loan guidelines implemented by KBA Mortgage.
INCOME TAXES
Our income tax expense totaled $.4 million for the three months ended February 28, 2011 and $.2 million for the three months ended February 28, 2010. Due to the effects of our deferred tax asset valuation allowance, carrybacks of our NOLs, and changes in our unrecognized tax benefits, our effective tax rates for the first quarters of 2011 and 2010 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax losses for those periods.
In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. During the three months ended February 28, 2011, we recorded a valuation allowance of $45.1 million against net deferred tax assets generated from the loss for the period. During the three months ended February 28, 2010, we recorded a similar valuation allowance of $21.2 million against net deferred tax assets. Our net deferred tax assets totaled $1.1 million at both February 28, 2011 and November 30, 2010. The deferred tax asset valuation allowance increased to $816.2 million at February 28, 2011 from $771.1 million at November 30, 2010. This increase primarily reflected the impact of the $45.1 million valuation allowance recorded during the first quarter of 2011.
The benefits of our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of February 28, 2011, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing.
During the period from 2006 through 2009, amid challenging conditions in the housing market, we focused on generating cash by exiting or reducing our investments in certain markets, selling land positions and interests, and improving the financial performance of our homebuilding operations. The cash generated from these efforts improved our liquidity, enabled us to reduce debt levels and strengthened our consolidated financial position. Based on the prolonged housing downturn and our goals of maintaining a strong and liquid balance sheet and positioning our business to capitalize on future growth opportunities, in 2010 and in the first quarter of 2011, we continued to manage our use of cash to operate our business and we made strategic acquisitions of attractive land assets that met our investment and marketing standards to facilitate future growth in the number of communities we operate. We ended our 2011 first quarter with $857.0 million of cash and cash equivalents and restricted cash, compared to $1.02 billion at November 30, 2010. The majority of our cash and cash equivalents were invested in money market accounts and U.S. government securities. Depending on housing market conditions, we plan to use a portion of our unrestricted cash in 2011 to acquire additional land assets and increase our community count.
Capital Resources. At February 28, 2011, we had $1.70 billion of mortgages and notes payable outstanding compared to $1.78 billion outstanding at November 30, 2010, reflecting the repayment of secured debt during the first quarter of 2011.
Our financial leverage, as measured by the ratio of debt to total capital, was 76.8% at February 28, 2011, compared to 73.8% at November 30, 2010. Our ratio of net debt to total capital at February 28, 2011 was 62.1%, compared to 54.5% at November 30, 2010.
In connection with our voluntary termination of the Credit Facility effective March 31, 2010, we proceeded to enter into the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of February 28, 2011, $93.4 million of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the financial institutions as collateral for our outstanding letters of credit. As of February 28, 2011, the amount of cash maintained for the LOC Facilities totaled $94.4 million and was included in restricted cash on our consolidated balance sheet as of that date. In 2011, we may maintain or, if necessary or desirable, enter into additional or expanded letter of credit facilities with the same or other financial institutions.
In addition to the cash deposits maintained for the LOC Facilities, restricted cash on our consolidated balance sheet at February 28, 2011 included $26.8 million of cash in an escrow account required as collateral for a surety bond.
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
As of February 28, 2011, we were in compliance with the applicable terms of our covenants under our senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to secure future debt financing may depend in part on our ability to remain in such compliance.
As further described under “Part II — Item 1. Legal Proceedings,” on February 3, 2011, a court entered an order for relief on the Petition filed against South Edge and a trustee has been appointed. As a result, we anticipate that a demand will be made under the Springing Guaranty. Although we will contest any such demand, and although we believe there are potential offsets or defenses to prevent or minimize its enforcement, we consider our obligation under the Springing Guaranty to be probable. We anticipate that if a demand is made under the Springing Guaranty, there would be a material impact on our liquidity if we are required to satisfy our maximum potential obligation under it. As of February 28, 2011, we estimate our maximum potential payment with respect to the Springing Guaranty would have been $211.8 million, including unpaid interest. We estimate the amount relating to unpaid interest to be between $25 million and $35 million. If we are required to satisfy such an obligation, we would likely use cash and cash equivalents, which would reduce our liquidity. Based on our capital position at February 28, 2011, which included $735.8 million of cash and cash equivalents, we believe that even if we are required to use cash and cash equivalents to satisfy our maximum potential obligation under the Springing Guaranty, we will have adequate liquidity to meet our current and reasonably anticipated future needs for funds to carry out our business in the ordinary course. We also believe that we will have sufficient access to external financing to obtain further liquidity, if deemed necessary. The above estimate of our potential obligation includes amounts for unpaid interest under the Springing Guaranty that are based on the information known to us as of February 28, 2011. This estimate may change if new information subsequently comes to our attention, including, but not limited to, a demand by the administrative agent for the lenders under the Springing Guaranty.

Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At February 28, 2011, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $43.9 million, secured primarily by the underlying property.
Consolidated Cash Flows. Operating, investing and financing activities used net cash of $165.9 million in the three months ended February 28, 2011. These activities provided net cash of $23.8 million in the three months ended February 28, 2010.
Operating Activities. Operating activities used net cash of $164.9 million in the three months ended February 28, 2011 and provided net cash of $18.3 million in the corresponding period of 2010. The year-over-year change in net operating cash flows was primarily due to a $190.7 million federal income tax refund we received during the three months ended February 28, 2010. There was no such refund in the three months ended February 28, 2011.
Our uses of operating cash in the first three months of 2011 included a net increase in inventories of $64.9 million (excluding inventory impairments and land option contract abandonments, and an increase of $14.5 million in consolidated inventories not owned) in conjunction with our land asset acquisition activities, a net decrease in accounts payable, accrued expenses and other liabilities of $55.5 million, and a net loss of $114.5 million. Partially offsetting the cash used in the first three months of 2011 was a net decrease in receivables of $4.6 million.
In the first three months of 2010, sources of operating cash included a net decrease in receivables of $194.2 million, mainly due to the $190.7 million federal income tax refund we received during the quarter. The cash provided in the first three months of 2010 was partly offset by a net decrease in accounts payable, accrued expenses and other liabilities of $92.3 million, a net loss of $54.7 million, a net increase in inventories of $48.5 million (excluding inventory impairments and land option contract abandonments, $5.7 million of inventories acquired through seller financing and a decrease of $34.4 million in consolidated inventories not owned) and other operating uses of $5.6 million.
Investing Activities. Investing activities provided net cash of $79.9 million in the three months ended February 28, 2011 and used net cash of $2.5 million in the year-earlier period. The year-over-year change in net investing cash flows was primarily due to proceeds of $80.6 million received in the first three months of 2011 from the sale of a multi-level residential building we operated as a rental property. The cash provided was partly offset by $.6 million used for investments in unconsolidated joint ventures and $.1 million used for net purchases of property and equipment. In the first three months of 2010, we used cash of $2.3 million for investments in unconsolidated joint ventures and $.2 million for net purchases of property and equipment.
Financing Activities. Financing activities used net cash of $80.9 million in the first three months of 2011 and provided net cash of $8.0 million in the first three months of 2010. The year-over-year change resulted primarily from a larger amount of cash used for net payments on mortgages and land contracts due to land sellers and other loans in 2011 compared to 2010, and the fluctuation in our restricted cash balance. In the first three months of 2011, cash was used for net payments on mortgages and land contracts due to land sellers and other loans of $70.5 million, primarily related to the repayment of debt secured by the multi-level residential building we sold during the period. Uses of cash in the first three months of 2011 also included an increase in our restricted cash balance of $5.7 million and dividend payments on our common stock of $4.8 million. The cash used was partially offset by $.1 million of cash provided from the issuance of common stock under employee stock plans.
In the first three months of 2010, $24.1 million of cash was provided from a reduction in the balance of cash deposited in an interest reserve account we established in connection with the Credit Facility (which was restricted cash) and $.2 million of cash was provided from the issuance of common stock under employee stock plans. The cash provided was partially offset by net payments of $11.1 million on mortgages and land contracts due to land sellers and other loans, dividend payments on common stock of $4.8 million and repurchases of common stock of $.4 million in connection with the satisfaction of employee withholding taxes on vested restricted stock.
During the three months ended February 28, 2011, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 17, 2011 to stockholders of record on February 3, 2011. A cash dividend of $.0625 per share of common stock was also declared and paid during the three months ended February 28, 2010. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Shelf Registration Statement. We have an automatically effective universal shelf registration statement on file with the SEC. The registration statement registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined.
Share Repurchase Program. At February 28, 2011, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in 2011. We have not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.
In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, and although we may be required to satisfy our maximum potential obligation under the Springing Guaranty, we believe we have adequate resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, consistent with our investment, marketing and operational standards, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business, both on a short- and long-term basis. Although our land asset acquisition and development activities will remain subject to market conditions in 2011, we are analyzing potential acquisitions and will use our present financial position and cash resources to purchase assets in desirable, long-term markets when the prices, timing and strategic fit meet our investment and marketing standards. We may also use or redeploy our cash or engage in other financial transactions in the remainder of 2011 to among other things, reduce our financial leverage and interest costs.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
We have investments in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. We entered into these unconsolidated joint ventures in previous years to reduce or share market and development risks and increase the number of our owned and controlled homesites. In some instances, participation in unconsolidated joint ventures has enabled us to acquire and develop land that we might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While we have viewed our participation in unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view such participation as essential and have unwound our participation in a number of unconsolidated joint ventures in the past few years.
We typically have obtained rights to purchase portions of the land held by the unconsolidated joint ventures in which we currently participate. When an unconsolidated joint venture sells land to our homebuilding operations, we defer recognition of our share of such unconsolidated joint venture earnings until a home sale is closed and title passes to a homebuyer, at which time we account for those earnings as a reduction of the cost of purchasing the land from the unconsolidated joint venture.
We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $188.2 million at February 28, 2011 and $789.4 million at November 30, 2010. Our investment in these unconsolidated joint ventures totaled $50.2 million at February 28, 2011 and $105.6 million at November 30, 2010.
Our unconsolidated joint ventures finance land and inventory investments through a variety of arrangements. To finance their respective land acquisition and development activities, certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Of our unconsolidated joint ventures at November 30, 2010, only South Edge had outstanding debt, which was secured by a lien on South Edge’s assets, of $327.9 million.

In certain instances, we and/or our partner(s) in an unconsolidated joint venture have provided completion and/or carve-out guarantees to the venture’s lenders. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute equity to an unconsolidated joint venture to enable it to fund its completion obligations. Our potential responsibility under our completion guarantees, if triggered, is highly dependent on the facts of a particular case. A carve-out guaranty refers to the payment of losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project.
In addition to the above-described guarantees, we have also provided a Springing Guaranty to the administrative agent for the lenders to South Edge. By its terms, the Springing Guaranty’s obligations arise after the occurrence of (a) an involuntary bankruptcy proceeding or an involuntary bankruptcy petition filed against South Edge that is not dismissed within 60 days or for which an order or decree approving or ordering any such proceeding or petition is entered; or (b) a voluntary bankruptcy commenced by South Edge. The Springing Guaranty and certain legal proceedings regarding South Edge are discussed further below under “Part II — Item 1. Legal Proceedings.” On February 3, 2011, a court entered an order for relief on the Petition filed against South Edge and a trustee has been appointed. Absent a consensual resolution, we anticipate that a demand will be made at some point under the Springing Guaranty. Although we will contest any such demand, and although we believe there are potential offsets or defenses to prevent or minimize its enforcement, we consider our obligation under the Springing Guaranty to be probable. Therefore, our consolidated financial statements at February 28, 2011 reflect an obligation of $211.8 million, representing our estimate of the probable amount that we would pay to the administrative agent for the lenders to South Edge, including amounts relating to unpaid interest, if we cannot offset or defend against the enforcement of the Springing Guaranty. We estimate the amount relating to unpaid interest to be between $25 million and $35 million. In paying this amount, we would expect to assume the lenders’ lien position with respect to our share of the South Edge land. Thus, in our consolidated financial statements, our obligation relating to the Springing Guaranty is partially offset by $75.2 million, the estimated fair value of this South Edge land, which estimate is discussed further below. As a result of recording our probable obligation related to the Springing Guaranty, and taking into account accruals we had previously established with respect to our investment in South Edge, we recognized a charge of $22.8 million in the first quarter of 2011 that is reflected as a loss on loan guaranty in our consolidated statements of operations. This charge is in addition to the joint venture impairment charge of $53.7 million we recognized in the first quarter of 2011 to write off our investment in South Edge.
We calculated the estimated fair value of our share of the South Edge land using a present value methodology and assuming that we would develop the land, build and sell homes on most of the land, and sell the remainder of the developed land. This fair value estimate at February 28, 2011 reflected judgments and key assumptions concerning (a) housing market supply and demand conditions, including estimates of average selling prices; (b) estimates of potential future home sales and cancellation rates; (c) anticipated entitlements and development plans for the land; (d) anticipated land development, construction and overhead costs to be incurred; and (e) a risk-free rate of return and an expected risk premium. Due to the judgment and assumptions applied in the estimation process with respect to the fair value of the South Edge land, it is possible that actual results could differ substantially from those estimated.
The South Edge bankruptcy is at an early stage and the ultimate outcome is uncertain. We believe, however, that we will realize the value of our share of the South Edge land in the bankruptcy proceeding either through payment on the Springing Guaranty and assumption of the lenders’ lien position, as noted above, and/or through a Supported Plan. If we assume the lenders’ lien position, we would become a secured lender with respect to our share of the South Edge land and would expect to have first claim on the value generated from the land. If we are one of the proponents of a Supported Plan, which we consider to be a likely outcome, we would likely acquire our share of the South Edge land as a result of a court-approved disposition of the South Edge land to a newly created entity in which we would expect to be a part owner. However, if we are not able to realize some or all of the value of our share of the South Edge land, we may be required to recognize an additional expense. Based on our current estimates, this additional expense could range from near zero to potentially as much as $75 million if we could not realize any value from our share of the South Edge land.
Our investments in unconsolidated joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at February 28, 2011 and November 30, 2010 were determined under the provisions of ASC 810 to be unconsolidated joint ventures, either because they were not VIEs or, if they were VIEs, we were not the primary beneficiary of the VIEs.

In the ordinary course of our business, we enter into land option and other similar contracts to procure land for the construction of homes. The use of such land option and other similar contracts generally allows us to reduce the market risks associated with direct land ownership and development, reduce our capital and financial commitments, including interest and other carrying costs, and minimize the amount of our land inventories in our consolidated balance sheets. Under such contracts, we will pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for us, with the land seller being identified as a VIE.
In compliance with ASC 810, we analyze our land option contracts and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. As a result of our analyses, we determined that as of February 28, 2011 and November 30, 2010 we were not the primary beneficiary of any VIEs from which we are purchasing land under land option and other similar contracts. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
As of February 28, 2011, we had cash deposits totaling $3.1 million associated with land option and other similar contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $91.2 million, and had cash deposits totaling $13.2 million associated with land option and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $273.9 million. As of November 30, 2010, we had cash deposits totaling $2.6 million associated with land option and other similar contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $86.1 million, and had cash deposits totaling $12.2 million associated with land option and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $274.3 million.
We also evaluate our land option contracts and other similar contracts for financing arrangements in accordance with ASC 470, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $30.0 million at February 28, 2011 and $15.5 million at November 30, 2010.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the three months ended February 28, 2011 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2010.
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
In December 2010, the FASB issued ASU 2010-29, which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We believe the adoption of this guidance concerns disclosure only and will not have a material impact on our consolidated financial position or results of operations.
Outlook
Our backlog at February 28, 2011 totaled 1,689 homes, representing projected future housing revenues of approximately $353.6 million. By comparison, at February 28, 2010, our backlog totaled 2,713 homes, representing projected future housing revenues of approximately $523.8 million. The 38% year-over-year decrease in the number of homes in our backlog was largely due to the decrease in our first quarter net orders in 2011 compared to 2010. The 32% year-over-year decline in the projected future housing revenues in our backlog reflected the lower number of homes in backlog, partly offset by our higher average selling prices in the first quarter of 2011 compared with the year-earlier quarter.
Net orders generated by our homebuilding operations decreased 32% to 1,302 in the first quarter of 2011 from the 1,913 net orders generated in the corresponding quarter of 2010. The year-over-year net order comparison was negatively impacted by the temporarily elevated level of activity from the federal homebuyer tax credit that was available during the year-earlier quarter, and our relatively higher cancellation rate in the first quarter of 2011. As a percentage of gross orders, our first quarter cancellation rate increased to 29% in 2011 from 22% in 2010. As a percentage of beginning backlog, the cancellation rate was 39% in the first quarter of 2011 and 26% in the year-earlier quarter.
In the first quarter of 2011, we and the homebuilding industry continued to face difficult market conditions that have persisted to varying degrees since the housing downturn began in 2006. We believe it is likely that market conditions will remain challenging for the balance of the year. However, we are observing some stability in many of the more desirable submarkets that are located close to employment centers, feature a balanced supply and demand, and offer compelling affordability levels relative to historical results. Further, we are encouraged by the sequential weekly improvement in customer traffic levels and net orders that we experienced in March 2011. Although we anticipate having a negative year-over-year net order comparison in April, which was our strongest month for net orders in 2010 and was also the last month of the federal homebuyer tax credit, beginning in May, we anticipate generating positive year-over-year monthly net order comparisons that we expect to sustain for the balance of 2011. We believe this improvement should lead to a favorable year-over-year net order comparison for the full year and position us with a higher backlog as we enter 2012.
Our top priority for 2011 continues to be restoring and maintaining the profitability of our homebuilding operations at the scale of prevailing housing market activity. To support the achievement of our profitability goal, we intend to continue to focus on pursuing the integrated strategic actions we have taken in the past few years to transform and position our business to capitalize on future growth opportunities, including following principles of our KBnxt operational business model; expanding our community count; making targeted inventory investments in attractive markets; driving additional operational efficiencies and overhead expense reductions; maintaining a strong balance sheet; and remaining attentive to market conditions and the needs of our core customers. Foremost among these actions are our ongoing initiatives to acquire ownership or control of well-priced finished or partially finished lots that meet our investment and marketing standards within or near our existing served markets, and to open new home communities in select locations that are expected to offer attractive potential sales growth. We currently expect to open new home communities within each of our homebuilding reporting segments throughout the course of the year and believe that this will help us achieve higher net orders in the second half of 2011 relative to year-ago levels. Many of the new home communities we are planning to open will feature our value-engineered new product and, with the improved operating efficiencies and opportunistic inventory investments we have made, they are expected to generate revenues more quickly and at a lower cost basis compared to our older communities, helping to restore the profitability of our homebuilding operations. As the remainder of 2011 unfolds, we expect our deliveries to increase sequentially from the first quarter and to generate a corresponding improvement in our operating leverage. Due to the financial impact of the first quarter, we do not anticipate a net profit for 2011. However, we maintain that our operating strategy has us positioned to achieve profitability at some point later in the year.

Despite our progress over the past several quarters and our current plans for 2011, our ability to generate positive results from our strategic initiatives, including achieving and maintaining profitability and increasing the number of homes delivered, remains constrained by, among other things, the current unbalanced supply and demand conditions in many housing markets, which are unlikely to abate soon given the present economic and employment environment and low levels of consumer confidence, and by the reduction in government programs and incentives designed to support homeownership and/or home purchases. The pace and the extent to which we acquire new land interests and open new home communities will depend significantly on market and economic conditions, including actual and expected sales rates, and the availability of desirable land assets. It may also depend on the ultimate resolution of the bankruptcy proceedings and related matters impacting South Edge (including the satisfaction of our probable obligation under the Springing Guaranty), and on our using or redeploying our cash resources to reduce our present financial leverage and related interest expense.
We continue to believe a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, selling price stabilization, reduced mortgage delinquency and foreclosure rates, and a significantly improved economic climate, particularly with respect to employment levels and consumer and credit market confidence that support a decision to buy a home. We cannot predict when or the extent to which these events may occur. Moreover, if conditions in our served markets decline further, we may need to take noncash charges for inventory and joint venture impairments and land option contract abandonments, and we may decide that we need to reduce, slow or even abandon our present land acquisition and development and new home community opening plans for those markets. Our results could also be adversely affected if general economic conditions do not notably improve or actually decline, if job losses accelerate or weak employment levels persist, if residential consumer mortgage delinquencies, short sales and foreclosures increase, if residential consumer mortgage lending becomes less available or more expensive, or if consumer confidence weakens, any or all of which could further delay a recovery in housing markets or result in further deterioration in operating conditions, and if competition for home sales intensifies. Despite these difficulties and risks, we believe we are favorably positioned financially and operationally to succeed in advancing our primary strategic goals, particularly in view of longer-term demographic, economic and population-growth trends that we expect will once again drive future demand for homeownership.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic, employment and business conditions; adverse market conditions that could result in additional impairments or abandonment charges and operating losses, including an oversupply of unsold homes, declining home prices and increased foreclosure and short sale activity, among other things; conditions in the capital and credit markets (including residential consumer mortgage lending standards, the availability of residential consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level and structure; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and existing homes, including sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including, but not limited to, the Dodd-Frank Act, tax credits, tax incentives and/or subsidies for home purchases, tax deductions for consumer mortgage interest payments and property taxes, tax exemptions for profits on home sales, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities; the availability and cost of land in desirable areas and our ability to identify and acquire such land; legal or regulatory proceedings or claims, including the involuntary bankruptcy and other legal proceedings involving South Edge described above in this report; the ability and/or willingness of participants in our unconsolidated joint ventures to fulfill their obligations; our ability to access capital; our ability to use the net deferred tax assets we have generated; our ability to successfully implement our current and planned product, geographic and market positioning (including, but not limited to, our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our active community count and open new communities), revenue growth and cost reduction strategies; consumer traffic to our new home communities and consumer interest in our new product designs, including The Open Series™; the potential changes in the manner in which residential consumer mortgage loans and mortgage banking services are offered to our homebuyers if our mortgage banking joint venture is not continued; and other events outside of our control. Please see our periodic reports and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

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
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of February 28, 2011 (dollars in thousands):

		Weighted Average
Fiscal Year of Expected Maturity	Fixed Rate Debt	Interest Rate

2011	$99,946	6.4%
2012	—	—
2013	—	—
2014	249,535	5.8
2015	748,875	6.1
Thereafter	559,397	8.1

Total	$1,657,753	6.7%

Fair value at February 28, 2011	$1,683,175

For additional information regarding our market risk, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2010.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2011.
There were no changes in our internal control over financial reporting during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
South Edge, LLC Litigation
On December 9, 2010, certain lenders to South Edge filed the Petition against South Edge in the United States Bankruptcy Court, District of Nevada, titled JPMorgan Chase Bank, N.A. v. South Edge, LLC (Case No. 10-32968-bam). The petitioning lenders were JPMorgan Chase Bank, N.A., Wells Fargo Bank, N.A., and Crédit Agricole Corporate and Investment Bank. KB HOME Nevada Inc., our wholly-owned subsidiary, is a member of South Edge together with unrelated homebuilders and a third-party property development firm. KB HOME Nevada Inc. holds a 48.5% interest in South Edge.
The Petition alleged that South Edge failed to undertake certain development-related activities and to repay amounts due on the Loans, that the petitioning lenders were undersecured, and that South Edge was generally not paying its debts as they became due. The Loans were used by South Edge to partially finance both the purchase of certain real property located near Las Vegas, Nevada and the development of a residential community on that property. The Loans are secured by the underlying property. As of February 28, 2011, the outstanding principal balance of the Loans was $327.9 million.
The petitioning lenders also filed a motion to appoint a Chapter 11 trustee for South Edge, and asserted that, among other actions, the trustee can enforce alleged obligations of the South Edge members to purchase land parcels from South Edge, which would likely result in repayment of the Loans, or enforce alleged obligations of the South Edge members to make capital contributions to the South Edge bankruptcy estate. On January 6, 2011, South Edge filed a motion requesting that the court dismiss or abstain from the Petition. The court held a trial that commenced on January 24, 2011, and, on February 3, 2011, the court denied South Edge’s motion, entered an order for relief and appointed a trustee. The trustee may or may not pursue remedies proposed by the petitioning lenders, including attempted enforcement of alleged obligations of the South Edge members as described above.
As a result of the February 3, 2011 order for relief on the Petition, we consider it probable that we became responsible to pay certain amounts to the administrative agent for the lenders to South Edge under the Springing Guaranty that we provided in connection with the Loans. Each of KB HOME Nevada Inc., the other members of South Edge and their parent companies provided a similar repayment guaranty to the administrative agent for the lenders. If properly triggered, the Springing Guaranty is a partial several guaranty of the Loans according to which an amount of principal and unpaid interest is owed to the administrative agent for the lenders based on a formula. The Loans bear variable rates of base and default interest. Any payments made on the Springing Guaranty, if enforced, would also reduce the debt encumbering the property owned by South Edge.
Absent a consensual resolution, we anticipate that a demand will be made at some point under the Springing Guaranty, which we will contest. We believe we have several grounds to defend against a demand made under the Springing Guaranty. For instance, South Edge has appealed the court’s February 3, 2011 decision on several grounds; if that appeal is successful, the order for relief would be vacated, which, we believe, would provide a defense against enforcement of the Springing Guaranty. We also believe that the administrative agent and the lenders used the Petition primarily as a way to trigger the Springing Guaranty’s obligations, and that this provides a defense to its enforcement. In addition, we believe that there are or could be grounds to reduce or offset amounts potentially due under the Springing Guaranty based on, among other things, the lenders’ use of infrastructure development funds that have been pledged to them, or future sales of land by or on behalf of South Edge, including a potential sale or sales of land by the trustee in the bankruptcy case, either as part of a plan of reorganization or otherwise. While we believe we have reasonable grounds to assert them, if necessary, we can make no assurances that our potential offsets or defenses will successfully prevent or meaningfully reduce the impact of an attempt by the administrative agent for the lenders to enforce the Springing Guaranty, and as of February 28, 2011, we consider our potential Springing Guaranty obligation to be probable.
As of February 28, 2011, we estimate that our maximum potential payment with respect to the Springing Guaranty would have been $211.8 million, including unpaid interest. We estimate the amounts relating to unpaid interest to be between $25 million and $35 million. We, KB HOME Nevada Inc., the other members of South Edge, and their parent companies, are involved in discussions with the administrative agent for the lenders regarding the Loans and the South Edge project.

The administrative agent for the lenders had previously filed the Lender Litigation. The Lender Litigation seeks to enforce completion guarantees provided to the administrative agent for the lenders in connection with the Loans, seeks to compel the South Edge members (including KB HOME Nevada Inc.) to purchase land parcels from South Edge, seeks to compel the South Edge members to provide certain financial support to South Edge, and also seeks various damages based on other guarantees and claims. The Lender Litigation has been stayed in light of the South Edge bankruptcy.
A separate arbitration proceeding was also commenced in May 2009 to address one South Edge member’s claims for specific performance by the other members to purchase land parcels from and to make certain capital contributions to South Edge or, in the alternative, damages. On July 6, 2010, the arbitration panel issued a decision denying the specific performance and damages claim asserted on behalf of South Edge, but the panel awarded the claimant damages of $36.8 million against all of the respondents. Motions to partially vacate the award were denied and judgment was entered on the award, which the respondents have appealed to the United States Courts of Appeal for the Ninth Circuit, titled Focus South Group, LLC, et al. v. KB HOME Nevada Inc, et al., (Case No. 10-17562). The appeal is pending. If the appeal on the damages awarded by the arbitration panel is denied, KB HOME Nevada Inc. will be responsible for a share of those damages. Although the appeal remains pending, we previously accrued for our proportionate share of the potential damages. This accrual is separate from the accrual we established with respect to our probable obligation under the Springing Guaranty.
The ultimate resolution of the South Edge bankruptcy, the Lender Litigation and the appeal of the arbitration panel decision, and the time at which any resolution is reached with respect to each matter, are uncertain and involve multiple factors. These factors include, but are not limited to, a demand made under the Springing Guaranty; the actions of the trustee appointed for South Edge; the outcome of discussions among the administrative agent for the lenders, the South Edge members (including KB HOME Nevada Inc.) and their respective parent companies (including us) regarding the Loans and the South Edge project; and decisions by various trial and appellate courts. As stated above under “Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments,” in light of the February 3, 2011 order for relief on the Petition, we have recorded a liability for the probable obligation under the Springing Guaranty in our consolidated financial statements as of February 28, 2011, and we believe that if we are unable to recover some or all of the value of our share of the South Edge land in the resolution of the South Edge bankruptcy, we could recognize an additional expense ranging from near zero to potentially as much as $75 million, based on our current estimates, in excess of the amounts accrued. Further, the ultimate resolution of the South Edge bankruptcy (including with respect to our probable obligation under the Springing Guaranty), the Lender Litigation and the appeal of the arbitration panel decision could have a material adverse effect on our liquidity, as further discussed in this report.
Other Matters
We are also involved in other litigation and government proceedings incidental to our business. These other proceedings are in various procedural stages and, based on reports of counsel, we believe as of the date of this report that provisions or accruals made for any potential losses (to the extent estimable) are adequate and that any liabilities or costs arising out of these proceedings are not likely to have a material adverse effect on our consolidated financial position or results of operations. The outcome of any of these other proceedings, however, is inherently uncertain, and if unfavorable outcomes were to occur, there is a possibility that they could have a material adverse effect on our consolidated financial position or results of operations.

Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2010.
Item 5. Other Information
Executive Severance Benefit Decisions
On April 7, 2011, on the recommendation of our management, the Management Development and Compensation Committee (the “Committee”) of our board of directors determined that the provisions of the Policy Regarding Stockholder Approval of Certain Severance Payments (the “Policy”) apply to (i) Jeff J. Kaminski, our Executive Vice President and Chief Financial Officer, and to Brian J. Woram, our Executive Vice President, General Counsel and Secretary, and (ii) to executive officers hired after the July 10, 2008 adoption of the Policy who are eligible for change in control benefits, whether by employment agreement, corporate policy or corporate benefit. In addition, on the recommendation of the Committee, the Board of Directors determined that each of Messrs. Kaminski and Woram are and will continue to be Group A Participants under KB Home’s Change in Control Severance Plan (the “Plan”), but that they will not be entitled to or eligible to receive a Gross-Up Payment (as that term is defined in the Plan) to cover certain taxes that may apply to payments made under the Plan in certain circumstances. Each of Messrs. Kaminski and Woram agree with and accept the foregoing determinations and each has agreed to be bound by them. Neither of Messrs. Kaminski and Woram received or returned any Gross-Up Payment or other amounts in connection with these determinations.
Submission of Matters to a Vote of Security Holders
On April 7, 2011, we held our 2011 Annual Meeting of Stockholders. The final results of voting on each of the matters submitted to a vote of security holders at the Annual Meeting are as follows:

				Broker
	For	Against	Abstentions	Non-Votes
1. Election of Directors

Barbara T. Alexander	66,038,488	154,692	38,447	9,464,758
Stephen F. Bollenbach	59,059,164	7,133,223	39,240	9,464,758
Timothy W. Finchem	59,059,043	7,133,126	39,458	9,464,758
Kenneth M. Jastrow, II	65,876,478	313,161	41,988	9,464,758
Robert L. Johnson	65,901,195	288,755	41,677	9,464,758
Melissa Lora	66,009,822	183,259	38,546	9,464,758
Michael G. McCaffery	58,961,539	7,227,578	42,510	9,464,758
Jeffrey T. Mezger	66,002,989	188,980	39,658	9,464,758
Leslie Moonves	64,595,784	1,594,632	41,211	9,464,758
Luis G. Nogales	58,622,257	7,565,723	43,647	9,464,758
Each director was elected, having received more votes “for” than “against.”

	For	Against	Abstentions

2. Ratification of the appointment of Ernst & Young LLP as KB Home’s independent registered public accounting firm for the fiscal year ending November 30, 2011	74,938,823	705,654	51,908

The appointment of Ernst & Young LLP was ratified, having received the affirmative vote of the majority of shares of our common stock present or represented, and entitled to vote on the matter, at the Annual Meeting.

				Broker
	For	Against	Abstentions	Non-Votes

3. Approval of an Amendment to the KB Home 2010 Equity Incentive Plan	53,103,422	13,062,647	65,558	9,464,758

The amendment to the our 2010 Equity Incentive Plan was approved, having received the affirmative vote of the majority of shares of our common stock present or represented, and entitled to vote on the matter, at the Annual Meeting. More than 50% of the outstanding shares of our common stock cast a vote on this matter.

				Broker
	For	Against	Abstentions	Non-Votes

4. Advisory vote to approve named executive officer compensation	40,612,416	22,122,658	3,496,553	9,464,758

The advisory proposal to approve named executive officer compensation was approved, having received the affirmative vote of the majority of shares of our common stock present or represented, and entitled to vote on the matter, at the Annual Meeting.

	ONE	TWO	THREE		Broker
	YEAR	YEARS	YEARS	Abstentions	Non-Votes

5. Advisory vote on the frequency of an advisory vote to approve named executive officer compensation	59,205,243	94,659	6,863,175	68,550	9,464,758

The option of ONE YEAR received the affirmative majority of shares of our common stock present or represented, and entitled to vote on the matter, at the Annual Meeting. This frequency is therefore deemed to be the preferred option of our stockholders. On April 7, 2011, the board of directors determined that it will include annually in our proxy materials a stockholder advisory vote on the compensation of our named executive officers until the earlier of the next required vote on the frequency of stockholder votes on the compensation of executives and the board’s determination, in its discretion, that it is appropriate to include such a vote on a less frequent basis. We are required to hold votes on frequency at least once every six years.

Item 6. Exhibits
Exhibits

10.41*	Amendment to the KB Home 2010 Equity Incentive Plan.

10.42*	Executive Severance Benefit Decisions.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant

Dated April 11, 2011	/s/ JEFF J. KAMINSKI

Jeff J. Kaminski
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Dated April 11, 2011	/s/ WILLIAM R. HOLLINGER William R. Hollinger
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

INDEX OF EXHIBITS

10.41*	Amendment to the KB Home 2010 Equity Incentive Plan.

10.42*	Executive Severance Benefit Decisions.

31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.