Form 10-Q
period 2011-05-31
KB HOME
filed 2011-07-11
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2011.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 31, 2011.
There were 77,005,075 shares of the registrant’s common stock, par value $1.00 per share, outstanding on May 31, 2011. The registrant’s grantor stock ownership trust held an additional 11,048,044 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q
INDEX

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations — Six Months and Three Months Ended May 31, 2011 and 2010	3

Consolidated Balance Sheets — May 31, 2011 and November 30, 2010	4

Consolidated Statements of Cash Flows — Six Months Ended May 31, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	63

Item 4. Controls and Procedures	63

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	64

Item 1A. Risk Factors	66

Item 6. Exhibits	67

SIGNATURES	68

INDEX OF EXHIBITS	69

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts — Unaudited)

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010
Total revenues	$468,678	$638,030	$271,738	$374,052

Homebuilding:
Revenues	$465,284	$635,025	$269,983	$372,514
Construction and land costs	(421,177)	(533,383)	(250,381)	(306,843)
Selling, general and administrative expenses	(112,125)	(155,193)	(62,520)	(82,990)
Loss on loan guaranty	(37,330)	—	(14,572)	—

Operating loss	(105,348)	(53,551)	(57,490)	(17,319)

Interest income	653	1,025	270	601
Interest expense	(24,560)	(35,925)	(13,121)	(16,518)
Equity in loss of unconsolidated joint ventures	(55,929)	(2,732)	(92)	(1,548)

Homebuilding pretax loss	(185,184)	(91,183)	(70,433)	(34,784)

Financial services:
Revenues	3,394	3,005	1,755	1,538
Expenses	(1,652)	(1,885)	(787)	(992)
Equity in income of unconsolidated joint venture	512	4,950	661	3,629

Financial services pretax income	2,254	6,070	1,629	4,175

Total pretax loss	(182,930)	(85,113)	(68,804)	(30,609)
Income tax benefit (expense)	(100)	(300)	300	(100)

Net loss	$(183,030)	$(85,413)	$(68,504)	$(30,709)

Basic and diluted loss per share	$(2.38)	$(1.11)	$(.89)	$(.40)

Basic and diluted average shares outstanding	76,983	76,844	76,991	76,854

Cash dividends declared per common share	$.1250	$.1250	$.0625	$.0625

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	May 31,	November 30,
	2011	2010
Assets

Homebuilding:
Cash and cash equivalents	$621,304	$904,401
Restricted cash	113,963	115,477
Receivables	70,353	108,048
Inventories	1,894,981	1,696,721
Investments in unconsolidated joint ventures	51,136	105,583
Other assets	83,551	150,076

	2,835,288	3,080,306

Financial services	25,060	29,443

Total assets	$2,860,348	$3,109,749

Liabilities and stockholders’ equity

Homebuilding:
Accounts payable	$127,576	$233,217
Accrued expenses and other liabilities	594,385	466,505
Mortgages and notes payable	1,691,659	1,775,529

	2,413,620	2,475,251

Financial services	3,276	2,620

Common stock	115,149	115,149
Paid-in capital	877,376	873,519
Retained earnings	525,209	717,852
Accumulated other comprehensive loss	(22,657)	(22,657)
Grantor stock ownership trust, at cost	(120,082)	(120,442)
Treasury stock, at cost	(931,543)	(931,543)

Total stockholders’ equity	443,452	631,878

Total liabilities and stockholders’ equity	$2,860,348	$3,109,749

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Six Months Ended May 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(183,030)	$(85,413)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (income) loss of unconsolidated joint ventures	55,417	(2,218)
Distributions of earnings from unconsolidated joint ventures	6,313	7,500
Loss on loan guaranty	37,330	—
Gain on sale of operating property	(8,825)	—
Amortization of discounts and issuance costs	1,108	1,065
Depreciation and amortization	1,160	1,780
(Gain) on early extinguishment of debt/loss on voluntary termination of revolving credit facility	(3,612)	1,802
Tax benefits from stock-based compensation	—	1,599
Stock-based compensation expense	3,775	4,029
Inventory impairments and land option contract abandonments	22,345	13,362
Change in assets and liabilities:
Receivables	(1,443)	183,417
Inventories	(167,792)	(155,214)
Accounts payable, accrued expenses and other liabilities	(28,080)	(81,609)
Other, net	(5,990)	(2,704)

Net cash used by operating activities	(271,324)	(112,604)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(1,919)	(1,756)
Proceeds from sale of operating property	80,600	—
Purchases of property and equipment, net	(108)	(454)

Net cash provided (used) by investing activities	78,573	(2,210)

Cash flows from financing activities:
Change in restricted cash	1,514	6,535
Payments on mortgages and land contracts due to land sellers and other loans	(80,826)	(71,828)
Issuance of common stock under employee stock plans	442	897
Excess tax benefit associated with exercise of stock options	—	583
Payments of cash dividends	(9,613)	(9,607)
Repurchases of common stock	—	(350)

Net cash used by financing activities	(88,483)	(73,770)

Net decrease in cash and cash equivalents	(281,234)	(188,584)
Cash and cash equivalents at beginning of period	908,430	1,177,961

Cash and cash equivalents at end of period	$627,196	$989,377

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
In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of May 31, 2011, the results of its consolidated operations for the six months and three months ended May 31, 2011 and 2010, and its consolidated cash flows for the six months ended May 31, 2011 and 2010. The results of consolidated operations for the six months and three months ended May 31, 2011 are not necessarily indicative of the results to be expected for the full year, due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2010 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2010, which are contained in the Company’s Annual Report on Form 10-K for that period.
Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid short-term debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents totaled $502.3 million at May 31, 2011 and $797.2 million at November 30, 2010. The majority of the Company’s cash and cash equivalents were invested in money market accounts and U.S. government securities.
Restricted cash of $114.0 million at May 31, 2011 consisted of $87.2 million of cash deposited with various financial institutions that is required as collateral for the Company’s cash-collateralized letter of credit facilities (the “LOC Facilities”), and $26.8 million of cash in an escrow account required as collateral for a surety bond. Restricted cash of $115.5 million at November 30, 2010 consisted of $88.7 million of cash collateral for the LOC Facilities and $26.8 million of cash collateral for the surety bond.
Loss per share
Basic and diluted loss per share were calculated as follows (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010
Numerator:
Net loss	$(183,030)	$(85,413)	$(68,504)	$(30,709)

Denominator:
Basic and diluted average shares outstanding	76,983	76,844	76,991	76,854

Basic and diluted loss per share	$(2.38)	$(1.11)	$(.89)	$(.40)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Significant Accounting Policies (continued)
All outstanding stock options were excluded from the diluted loss per share calculations for the six months and three months ended May 31, 2011 and 2010 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.
Comprehensive loss
The Company’s comprehensive loss was $68.5 million for the three months ended May 31, 2011 and $30.7 million for the three months ended May 31, 2010. The Company’s comprehensive loss was $183.0 million for the six months ended May 31, 2011 and $85.4 million for the six months ended May 31, 2010. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of May 31, 2011 and November 30, 2010 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation — Retirement Benefits” (“ASC 715”). ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).
2.	Stock-Based Compensation
The Company measures and recognizes compensation expense associated with its grants of equity-based awards in accordance with Accounting Standards Codification Topic No. 718, “Compensation — Stock Compensation” (“ASC 718”). ASC 718 requires that public companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements over the vesting period.
Stock Options
In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The following table summarizes the stock options outstanding and stock options exercisable as of May 31, 2011, as well as stock options activity during the six months then ended:

		Weighted
		Average Exercise
	Options	Price
Options outstanding at beginning of period	8,798,613	$24.19
Granted	—	—
Exercised	—	—
Cancelled	(205,979)	22.09

Options outstanding at end of period	8,592,634	24.24

Options exercisable at end of period	6,110,686	28.58

As of May 31, 2011, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 7.3 years and 6.8 years, respectively. There was $4.8 million of total unrecognized compensation cost related to unvested stock option awards as of May 31, 2011. For the three months ended May 31, 2011 and 2010, stock-based compensation expense associated with stock options totaled $1.3 million and $1.4 million, respectively. For the six months ended May 31, 2011 and 2010, stock-based compensation expense associated with stock options totaled $2.7 million and $2.9 million, respectively. The aggregate intrinsic value of stock options outstanding and stock options exercisable was $1.7 million and $.1 million, respectively, as of

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Stock-Based Compensation (continued)
May 31, 2011. (The intrinsic value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards
From time to time, the Company grants restricted stock, phantom shares and stock appreciation rights (“SARs”) to various employees. In some cases, the Company has granted phantom shares and SARs that can be settled only in cash and are therefore accounted for as liability awards. The Company recognized total compensation expense of $.4 million in the three months ended May 31, 2011 and total compensation income of $1.4 million in the three months ended May 31, 2010 related to restricted stock, phantom shares and SARs awards. The Company recognized total compensation expense of $1.4 million in the six months ended May 31, 2011 and $4.3 million in the six months ended May 31, 2010 related to these stock-based awards. Some of the stock-based awards outstanding at May 31, 2010 were SARs that could be settled only in cash. In the third and fourth quarters of 2010, the Company offered to eligible officers and employees the opportunity to replace cash-settled SARs previously granted to them with options to purchase shares of the Company’s common stock. Each stock option issued to replace a SAR had an exercise price equal to the replaced SAR’s exercise price, and the same number of underlying shares, vesting schedule and expiration date as each such SAR. The offers did not include a re-pricing or any other changes impacting the value of the awards to the participating officers and employees, and no additional grants or awards were made to the participants as part of the offers. All of the SARs the Company received through the offers were canceled, and with forfeitures due to employee departures, the Company has canceled virtually all of its previously granted cash-settled SARs.
Approval of an Amendment to the KB Home 2010 Equity Incentive Plan
At the Company’s Annual Meeting of Stockholders held on April 7, 2011, the Company’s stockholders approved an amendment to the KB Home 2010 Equity Incentive Plan (the “Plan Amendment”) to increase the number of shares of the Company’s common stock that may be issued under the KB Home 2010 Equity Incentive Plan by an additional 4,000,000 shares. The Plan Amendment was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011.
3.	Segment Information
As of May 31, 2011, the Company had identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of May 31, 2011, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:
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
The Company’s financial services reporting segment provides title and insurance services to the Company’s homebuyers. This segment also provided mortgage banking services to the Company’s homebuyers indirectly

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)
through KBA Mortgage, LLC (“KBA Mortgage”), a joint venture of a subsidiary of the Company and a subsidiary of Bank of America, N.A., with each partner having a 50% ownership interest in the venture. The Bank of America, N.A. subsidiary partner operated KBA Mortgage. The Company has accounted for KBA Mortgage as an unconsolidated joint venture in the financial services reporting segment of the Company’s consolidated financial statements. The Company’s financial services reporting segment conducts operations in the same markets as the Company’s homebuilding reporting segments. From its formation in 2005 until June 30, 2011, KBA Mortgage provided mortgage banking services to a significant proportion of the Company’s homebuyers. During the first quarter of 2011, the Bank of America, N.A. subsidiary partner in KBA Mortgage approached the Company about exiting the joint venture due to the desire of Bank of America, N.A. to cease participating in joint venture structures in its business. As a result, effective June 27, 2011, KBA Mortgage ceased accepting loan applications, and it ceased offering mortgage banking services to the Company’s homebuyers after June 30, 2011. After June 30, 2011, Bank of America, N.A. is processing and closing the residential consumer mortgage loans that KBA Mortgage originated for the Company’s homebuyers on or before June 26, 2011. The Company entered into a marketing services agreement with MetLife Home Loans, a division of MetLife Bank, N.A., effective June 27, 2011. Under the agreement, MetLife Home Loans’ personnel located onsite at each of the Company’s new home communities can offer (i) financing options and mortgage loan products to the Company’s homebuyers, (ii) to prequalify homebuyers for residential consumer mortgage loans, and (iii) to commence the loan origination process for homebuyers who elect to use MetLife Home Loans. The Company will make marketing materials and other information regarding MetLife Home Loans’ financing options and mortgage loan products available to its homebuyers and will be compensated solely for the fair market value of these services. MetLife Home Loans and MetLife Bank, N.A. are not affiliates of the Company or any of its subsidiaries. The Company’s homebuyers are under no obligation to use MetLife Home Loans and may select any lender of their choice to obtain mortgage financing for the purchase of a home. The Company does not have any ownership, joint venture or other interests in or with MetLife Home Loans or MetLife Bank, N.A. or with respect to the revenues or income that may be generated from MetLife Home Loans’ providing mortgage banking services to, or originating residential consumer mortgage loans for, the Company’s homebuyers. The Company expects that its agreement with MetLife Home Loans will help its homebuyers to obtain reliable mortgage banking services to purchase a home.
The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010

Revenues:
West Coast	$178,914	$272,089	$107,143	$163,655
Southwest	51,932	93,450	28,632	59,602
Central	144,790	174,751	84,201	91,826
Southeast	89,648	94,735	50,007	57,431

Total homebuilding revenues	465,284	635,025	269,983	372,514
Financial services	3,394	3,005	1,755	1,538

Total	$468,678	$638,030	$271,738	$374,052

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010

Pretax income (loss):
West Coast	$6,591	$16,056	$(2,274)	$12,699
Southwest	(116,821)	(9,997)	(36,492)	(5,534)
Central	(10,202)	(9,107)	(3,493)	(1,803)
Southeast	(23,021)	(31,261)	(8,993)	(11,075)
Corporate and other (a)	(41,731)	(56,874)	(19,181)	(29,071)

Total homebuilding pretax loss	(185,184)	(91,183)	(70,433)	(34,784)
Financial services	2,254	6,070	1,629	4,175

Total	$(182,930)	$(85,113)	$(68,804)	$(30,609)

(a)	Corporate and other includes corporate general and administrative expenses.

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$(17)	$647	$(80)	$547
Southwest	(55,902)	(4,280)	(2)	(2,105)
Central	—	—	—	—
Southeast	(10)	901	(10)	10

Total	$(55,929)	$(2,732)	$(92)	$(1,548)

Inventory impairments:
West Coast	$1,351	$1,196	$1,351	$—
Southwest	18,715	962	18,324	—
Central	51	—	—	—
Southeast	969	4,677	419	—

Total	$21,086	$6,835	$20,094	$—

Land option contract abandonments:
West Coast	$112	$—	$—	$—
Southwest	296	—	296	—
Central	240	6,340	—	—
Southeast	611	187	201	—

Total	$1,259	$6,527	$497	$—

Joint venture impairments:
West Coast	$—	$—	$—	$—
Southwest	53,727	—	—	—
Central	—	—	—	—
Southeast	—	—	—	—

Total	$53,727	$—	$—	$—

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	May 31,	November 30,
	2011	2010
Assets:
West Coast	$1,077,311	$965,323
Southwest	297,639	376,234
Central	341,922	328,938
Southeast	355,266	372,611
Corporate and other	763,150	1,037,200

Total homebuilding assets	2,835,288	3,080,306
Financial services	25,060	29,443

Total assets	$2,860,348	$3,109,749

Investments in unconsolidated joint ventures:
West Coast	$38,203	$37,830
Southwest	4,078	59,191
Central	—	—
Southeast	8,855	8,562

Total	$51,136	$105,583

4.	Financial Services
The following table presents financial information relating to the Company’s financial services reporting segment (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010
Revenues
Interest income	$5	$2	$3	$1
Title services	803	386	419	230
Insurance commissions	2,586	2,617	1,333	1,307

Total	3,394	3,005	1,755	1,538

Expenses
General and administrative	(1,652)	(1,885)	(787)	(992)

Operating income	1,742	1,120	968	546
Equity in income of unconsolidated joint venture	512	4,950	661	3,629

Pretax income	$2,254	$6,070	$1,629	$4,175

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Financial Services (continued)

	May 31,	November 30,
	2011	2010
Assets
Cash and cash equivalents	$5,892	$4,029
Receivables	745	1,607
Investment in unconsolidated joint venture	18,413	23,777
Other assets	10	30

Total assets	$25,060	$29,443

Liabilities
Accounts payable and accrued expenses	$3,276	$2,620

Total liabilities	$3,276	$2,620

5.	Receivables
Mortgages and notes receivable totaled $.4 million at May 31, 2011 and $40.5 million at November 30, 2010. Included in mortgages and notes receivable at November 30, 2010 was a note receivable of $40.0 million on which the Company took back the underlying real estate collateral in the quarter ended May 31, 2011.
6.	Inventories
Inventories consisted of the following (in thousands):

	May 31,	November 30,
	2011	2010

Homes, lots and improvements in production	$1,390,352	$1,298,085
Land under development	504,629	398,636

Total	$1,894,981	$1,696,721

The Company’s interest costs were as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010

Capitalized interest at beginning of period	$249,966	$291,279	$253,040	$290,451
Capitalized interest related to consolidation of previously unconsolidated joint ventures	—	9,914	—	—
Interest incurred (a)	55,399	61,906	29,462	29,855
Interest expensed (a)	(24,560)	(35,925)	(13,121)	(16,518)
Interest amortized to construction and land costs	(31,013)	(51,769)	(19,589)	(28,383)

Capitalized interest at end of period (b)	$249,792	$275,405	$249,792	$275,405

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Inventories (continued)
(a)
Amounts for the six months ended May 31, 2011 include a $3.6 million gain on the early extinguishment of secured debt. Amounts for the three months ended May 31, 2010 include $.4 million of debt issuance costs written off in connection with the Company’s voluntary termination of an unsecured revolving credit facility (the “Credit Facility”) effective March 31, 2010. Amounts for the six months ended May 31, 2010 include $1.8 million of debt issuance costs written off in connection with the Company’s voluntary reduction of the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million during the first quarter of 2010 and the voluntary termination of the Credit Facility in the second quarter of 2010.

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

7.	Inventory Impairments and Land Option Contract Abandonments
Each land parcel or community in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis and include, but are not limited to: significant decreases in sales rates, average selling prices, volume of homes delivered, gross margins on homes delivered or projected margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a land parcel or community, the identified asset is evaluated for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”). The Company evaluated 33 land parcels or communities and 28 land parcels or communities for recoverability during the three months ended May 31, 2011 and 2010, respectively. The Company evaluated 64 land parcels or communities and 55 land parcels or communities for recoverability during the six months ended May 31, 2011 and 2010, respectively.
When an indicator of potential impairment is identified for a land parcel or community, the Company tests the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which an asset is located as well as factors known to the Company at the time the cash flows are calculated. The undiscounted future net cash flows consider recent trends in the Company’s sales, backlog and cancellation rates. Among the trends considered with respect to the three-month and six-month periods ended May 31, 2011 and 2010 was the impact on demand of the April 30, 2010 expiration of the federal homebuyer tax credit, as discussed further below under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also taken into account are the Company’s future expectations related to the following: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. With respect to the three-month and six-month periods ended May 31, 2011, these expectations have reflected the Company’s experience that market conditions for its assets in inventory where impairment indicators are identified have been generally stable in 2010 and into 2011, with no significant deterioration or improvement identified as to revenue and cost drivers, excluding the temporary, though significant impact of the expiration of the federal homebuyer tax credit. The Company’s inventory assessments therefore considered an expected improved sales pace as the Company moves through the remainder of 2011. The Company’s considerations in this regard took into account that, on a sequential basis, net orders for the second quarter of 2011 increased 53% from the first quarter of 2011.
Given the inherent challenges and uncertainties in forecasting future results, the Company’s inventory assessments at the time they are made generally assume the continuation of then-current market conditions, subject to identifying information suggesting a sustained deterioration or improvement in such conditions or

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Inventory Impairments and Land Option Contract Abandonments (continued)
other significant changes. Therefore, for most of its assets in inventory where impairment indicators are identified, the Company’s quarterly inventory assessments in 2011 will, at the time they are made, anticipate sales rates, average selling prices and costs to generally continue at or near then-current levels through an affected asset’s estimated remaining life. These estimates, trends and expectations are specific to each land parcel or community and may vary among land parcels or communities.
In its inventory assessments during the second quarter of 2011, the Company determined that the declines in its sales and backlog levels that it experienced in the third and fourth quarters of 2010 did not reflect a sustained change in market conditions preventing recoverability. Rather, they reflected the effects of the temporary surge in demand motivated by the April 30, 2010 expiration of the federal homebuyer tax credit. Also contributing to these declines in the Company’s sales and backlog levels were strategic reductions the Company made in selected communities in previous quarters.
A real estate asset is considered impaired when its carrying value is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. The discount rates used in the Company’s estimated discounted cash flows ranged from 17% to 20% during the three-month and six-month periods ended May 31, 2011 and the six-month period ended May 31, 2010. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each land parcel or community and may vary among land parcels or communities.
Based on the results of its evaluations, the Company recognized pretax, noncash inventory impairment charges of $20.1 million in the three months ended May 31, 2011 associated with five land parcels or communities with a post-impairment fair value of $27.6 million. These charges reflect an $18.1 million adjustment to the fair value of real estate collateral in the Company’s Southwest reporting segment that the Company took back on a note receivable. There were no such charges in the three months ended May 31, 2010. In the six months ended May 31, 2011, the Company recognized pretax, noncash inventory impairment charges of $21.1 million associated with eight land parcels or communities with a post-impairment fair value of $28.8 million. In the six months ended May 31, 2010, the Company recognized $6.8 million of such charges associated with four land parcels or communities. The inventory impairments the Company recorded during the three-month and six-month periods ended May 31, 2011 and the six-month period ended May 31, 2010 reflected declining asset values in certain markets due to unfavorable economic and competitive conditions.
As of May 31, 2011, the aggregate carrying value of the Company’s inventory that had been impacted by pretax, noncash inventory impairment charges was $391.6 million, representing 59 communities and various other land parcels. As of November 30, 2010, the aggregate carrying value of the Company’s inventory that had been impacted by pretax, noncash inventory impairment charges was $418.5 million, representing 72 communities and various other land parcels.
The Company’s optioned inventory is assessed to determine whether it continues to meet the Company’s internal investment and marketing standards. Assessments are made separately for each optioned land parcel on a quarterly basis and are affected by, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made not to exercise certain land option contracts due to market conditions and/or changes in marketing strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of its assessments, the Company recognized pretax, noncash land option contract abandonment charges of $.5 million corresponding to 117 lots in the three months ended May 31, 2011. There were no such charges in the three months ended May 31, 2010. In the six months ended May 31, 2011 and 2010, the Company recognized pretax, noncash land option contract abandonment charges of $1.3 million corresponding to 258 lots and $6.5 million corresponding to 401 lots, respectively.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Inventory Impairments and Land Option Contract Abandonments (continued)
Inventory impairment and land option contract abandonment charges are included in construction and land costs in the Company’s consolidated statements of operations.
The estimated remaining life of each land parcel or community in the Company’s inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future sales and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, the Company estimates its inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and expected delivery timelines, the Company expects to realize, on an overall basis, the majority of its current inventory balance within three to five years.
Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments and the remaining operating lives of the Company’s inventory assets, it is possible that actual results could differ substantially from those estimated.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value may not be recoverable. The following table presents the Company’s assets measured at fair value on a nonrecurring basis during the six months ended May 31, 2011 and the year ended November 30, 2010 (in thousands):

	Fair Value
		May 31,	November 30,
Description	Hierarchy	2011 (a)	2010 (a)

Long-lived assets held and used	Level 2	$75	$1,877
Long-lived assets held and used	Level 3	28,709	9,693

Total		$28,784	$11,570

(a)
Amount represents the aggregate fair values for land parcels or communities for which the Company recognized inventory impairment charges during the reporting period, as of the date that the fair value measurements were made. The carrying value for these land parcels and communities may have subsequently increased or decreased from the fair value reflected due to activity that has occurred since the measurement date.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Fair Value Disclosures (continued)
In accordance with the provisions of ASC 360, long-lived assets held and used with a carrying value of $49.9 million were written down to their fair value of $28.8 million during the six months ended May 31, 2011, resulting in inventory impairment charges of $21.1 million. Long-lived assets held and used with a carrying value of $21.4 million were written down to their fair value of $11.6 million during the year ended November 30, 2010, resulting in inventory impairment charges of $9.8 million.
The fair values for long-lived assets held and used that were determined using Level 2 inputs were based on an executed contract. The fair values for long-lived assets held and used that were determined using Level 3 inputs were primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each land parcel or community and may vary among land parcels or communities.
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
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, except those for which the carrying values approximate fair values (in thousands):

	May 31, 2011		November 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial Liabilities:
Senior notes due 2011 at 6 3/8%	$99,977	$100,514	$99,916	$101,500
Senior notes due 2014 at 5 3/4%	249,571	251,253	249,498	246,250
Senior notes due 2015 at 5 7/8%	299,169	291,034	299,068	289,500
Senior notes due 2015 at 6 1/4%	449,770	436,484	449,745	435,375
Senior notes due 2017 at 9.1%	260,603	273,588	260,352	279,575
Senior notes due 2018 at 7 1/4%	298,949	282,073	298,893	286,500
The fair values of the Company’s senior notes are estimated based on quoted market prices.
The carrying amounts reported for cash and cash equivalents, restricted cash, mortgages and notes receivable, and mortgages and land contracts due to land sellers and other loans approximate fair values.
9.	Variable Interest Entities
The Company participates in joint ventures from time to time that conduct land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”), to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary. All of the Company’s joint ventures at May 31, 2011 and November 30, 2010 were determined under the provisions of ASC 810 to be unconsolidated joint ventures, either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.
In the ordinary course of its business, the Company enters into land option and other similar contracts to procure rights to land parcels for the construction of homes. The use of such land option and other similar contracts

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Variable Interest Entities (continued)
generally allows the Company to reduce the market risks associated with direct land ownership and development, to reduce the Company’s capital and financial commitments, including interest and other carrying costs, and to minimize the amount of the Company’s land inventories in its consolidated balance sheets. Under such contracts, the Company typically pays a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for the Company, with the land seller being identified as a VIE.
In compliance with ASC 810, the Company analyzes its land option and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the optioned land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. As a result of its analyses, the Company determined that as of May 31, 2011 and November 30, 2010 it was not the primary beneficiary of any VIEs from which it is purchasing land under land option and other similar contracts. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
As of May 31, 2011, the Company had cash deposits totaling $2.9 million associated with land option and other similar contracts that it determined to be unconsolidated VIEs, having an aggregate purchase price of $119.1 million, and had cash deposits totaling $10.9 million associated with land option and other similar contracts that the Company determined were not VIEs, having an aggregate purchase price of $250.7 million. As of November 30, 2010, the Company had cash deposits totaling $2.6 million associated with land option and other similar contracts that the Company determined to be unconsolidated VIEs, having an aggregate purchase price of $86.1 million, and had cash deposits totaling $12.2 million associated with land option and other similar contracts that the Company determined were not VIEs, having an aggregate purchase price of $274.3 million.
The Company’s exposure to loss related to its land option and other similar contracts with third parties and unconsolidated entities consisted of its non-refundable deposits, which totaled $13.8 million at May 31, 2011 and $14.8 million at November 30, 2010 and are included in inventories in the Company’s consolidated balance sheets. In addition, the Company had outstanding letters of credit of $2.1 million at May 31, 2011 and $4.2 million at November 30, 2010 in lieu of cash deposits under certain land option or other similar contracts.
The Company also evaluates its land option and other similar contracts involving financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in its consolidated balance sheets by $28.4 million at May 31, 2011 and $15.5 million at November 30, 2010.
10.	Investments in Unconsolidated Joint Ventures
The Company has investments in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets where the Company’s homebuilding operations are located. The Company’s partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. The Company entered into these unconsolidated joint ventures in previous years to reduce or share market and development risks and to increase the number of its owned and controlled homesites. In some instances, participation in these unconsolidated joint ventures has enabled the Company to acquire and develop land that it might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While the Company has viewed its participation in these unconsolidated joint ventures as beneficial to its homebuilding activities, it does not view such participation as essential and has unwound its participation in a number of these unconsolidated joint ventures in the past few years.

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
The Company and its unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related documents.
Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. The Company shares in the profits and losses of its unconsolidated joint ventures generally in accordance with its respective equity interests. In some instances, the Company recognizes profits and losses related to its investment in an unconsolidated joint venture that differ from its respective equity share in the unconsolidated joint venture. This may arise from impairments recognized by the Company related to its investment that differ from the recognition of impairments by the unconsolidated joint venture with respect to the unconsolidated joint venture’s assets; differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the deferral of the unconsolidated joint venture’s profits from land sales to the Company; or other items.
With respect to the Company’s investment in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures included pretax, noncash impairment charges of $53.7 million for the six months ended May 31, 2011 to write off the Company’s remaining investment in South Edge, LLC (“South Edge”), an unconsolidated joint venture in the Company’s Southwest reporting segment. KB HOME Nevada Inc., a wholly-owned subsidiary of the Company, is a member of South Edge. The Company determined that its investment in South Edge was no longer recoverable due to a court decision in the first quarter of 2011, which is discussed further below. There were no such impairment charges for the three months ended May 31, 2011 or the three months and six months ended May 31, 2010. Due to the Company’s write-off of its investment in South Edge, the information from the combined condensed statements of operations of the Company’s unconsolidated joint ventures for the three months ended May 31, 2011 and the combined condensed balance sheet information for the Company’s unconsolidated joint ventures as of May 31, 2011, in each case as presented in the tables below, do not include South Edge.
The following table presents information from the combined condensed statements of operations of the Company’s unconsolidated joint ventures (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010

Revenues	$230	$100,079	$—	$14,277
Construction and land costs	(201)	(100,735)	21	(12,215)
Other expenses, net	(4,605)	(8,837)	(238)	(8,515)

Loss	$(4,576)	$(9,493)	$(217)	$(6,453)

The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Investments in Unconsolidated Joint Ventures (continued)

	May 31,	November 30,
	2011	2010

Assets
Cash	$11,333	$14,947
Receivables	28	147,025
Inventories	181,124	575,632
Other assets	475	51,755

Total assets	$192,960	$789,359

Liabilities and equity
Accounts payable and other liabilities	$3,802	$113,478
Mortgages and notes payable	—	327,856
Equity	189,158	348,025

Total liabilities and equity	$192,960	$789,359

The following table presents information relating to the Company’s investments in unconsolidated joint ventures and the outstanding debt of unconsolidated joint ventures as of the dates specified (dollars in thousands):

	May 31,	November 30,
	2011	2010

Number of investments in unconsolidated joint ventures:
South Edge (a)	—	1
Other	7	9

Total	7	10

Investments in unconsolidated joint ventures:
South Edge (a)	$—	$55,269
Other	51,136	50,314

Total	$51,136	$105,583

Outstanding debt of unconsolidated joint ventures:
South Edge (a)	$—	$327,856

(a)
During the first quarter of 2011, the Company wrote off its remaining investment in South Edge. The Company also recorded an estimate of the probable net payment obligation it would pay to the administrative agent (the “Administrative Agent”) for lenders to South Edge related to a limited several repayment guaranty (the “Springing Guaranty”). The Company updated its estimate in the second quarter of 2011. Therefore, data related to South Edge is not reflected in the table as of May 31, 2011.

The Company’s unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements. To finance their respective land acquisition and development activities, certain of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Of the Company’s unconsolidated joint ventures at November 30, 2010, only South Edge had outstanding debt, which was secured by a lien on South Edge’s assets, with a principal balance of $327.9 million. As of May 31, 2011, the principal balance of South Edge’s outstanding debt remained at $327.9 million.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Investments in Unconsolidated Joint Ventures (continued)
In certain instances, the Company and/or its partner(s) in an unconsolidated joint venture have provided completion and/or carve-out guarantees to the unconsolidated joint venture’s lenders. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute equity to an unconsolidated joint venture to enable it to fund its completion obligations. The Company’s potential responsibility under its completion guarantees, if triggered, is highly dependent on the facts of a particular case. A carve-out guaranty refers to the payment of losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project.
In addition to completion and carve-out guarantees, the Company provided the Springing Guaranty to the Administrative Agent in connection with the loans made to South Edge that comprise its outstanding debt. By its terms, the Springing Guaranty’s obligations arise after the occurrence of an involuntary bankruptcy proceeding or an involuntary bankruptcy petition filed against South Edge that is not dismissed within 60 days or for which an order or decree approving or ordering any such proceeding or petition is entered. On February 3, 2011, a bankruptcy court entered an order for relief on a Chapter 11 involuntary bankruptcy petition (the “Petition”) filed against South Edge and appointed a Chapter 11 trustee for South Edge. Although the Company believes that there are potential offsets or defenses to prevent or minimize the enforcement of the Springing Guaranty, as a result of the February 3, 2011 order for relief on the Petition, the Company considers it probable that it became responsible to pay certain amounts to the Administrative Agent related to the Springing Guaranty. Therefore, the Company’s consolidated financial statements at May 31, 2011 reflect a net payment obligation of $226.4 million, representing the Company’s estimate of the probable amount that it would pay to the Administrative Agent (on behalf of the South Edge lenders) related to the Springing Guaranty and to pay for certain fees, expenses and charges and for certain allowed general unsecured claims in the South Edge bankruptcy case. This estimate, which updates the Company’s estimate of its probable net payment obligation at February 28, 2011, is based on the terms of a consensual agreement, effective June 10, 2011, among the Company, KB HOME Nevada Inc., the Administrative Agent, several of the lenders to South Edge, and certain of the other South Edge members and their respective parent companies (together with the Company and KB HOME Nevada Inc., the “Participating Members”) regarding a proposed consensual plan of reorganization for South Edge (the “Plan”). As a result of recording its probable net payment obligation at February 28, 2011, and taking into account accruals the Company had previously established with respect to South Edge and factoring in an offset for the estimated fair value of the South Edge land the Company expects to acquire as a result of satisfying the payment obligation, the Company recognized a charge of $22.8 million in the first quarter of 2011 that was reflected as a loss on loan guaranty in its consolidated statements of operations. This charge was in addition to the joint venture impairment charge of $53.7 million that the Company recognized in the first quarter of 2011 to write off its investment in South Edge. In the second quarter of 2011, in updating its estimate of its probable net payment obligation to reflect the terms of the agreement effective June 10, 2011 regarding the Plan, the Company recorded an additional loss on loan guaranty of $14.6 million. The agreement effective June 10, 2011 and the Plan are discussed further below in Note 15. Legal Matters. The Company’s probable net obligation related to South Edge may change if new information subsequently becomes available.
Based on the terms of the Plan, the Company anticipates acquiring approximately 600 developable acres of the land owned by South Edge. Therefore, the Company considers its probable net payment obligation to be partially offset by $75.2 million, the estimated fair value of its share of the South Edge land at May 31, 2011. The Company calculated this estimated fair value using a present value methodology and assuming that it would develop the land, build and sell homes on most of the land, and sell the remainder of the developed land. This fair value estimate at May 31, 2011 reflected the Company’s expectations of the price it would receive for its share of the South Edge land in the land’s then-current state in an orderly (not a forced) transaction under then-prevailing market conditions. This fair value estimate also reflected judgments and key assumptions concerning (a) housing market supply and demand conditions, including estimates of average selling prices; (b) estimates of potential future home sales and cancellation rates; (c) anticipated entitlements and development plans for the land; (d) anticipated land development, construction and overhead costs to be incurred; and (e) a risk-free rate of return and an expected risk premium, in each case in relation to an expected 15 year life for the South Edge project.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Investments in Unconsolidated Joint Ventures (continued)
Among the key assumptions used in the present value methodology was the anticipated appreciation in revenues and costs over the expected life of the South Edge project. For revenues, the Company applied an annual appreciation factor of 5% to the average selling prices for its homes to be delivered at the South Edge project in the current quarter to estimate the average selling prices of homes expected to be sold during the relevant 15-year period. This appreciation factor reflected the following considerations: that average selling prices in the southern Nevada market will increase over the period within a range of long-term historical trends; that average selling prices will rebound from the current depressed levels; that recent negative media coverage of the bankruptcy process and other legal and development matters involving South Edge have depressed selling prices at the South Edge project relative to the Company’s experience at communities located near South Edge; that the South Edge project is a premium master planned community in the land-constrained southern Nevada market, factors that are anticipated to increase the average selling prices of homes at the project at a rate greater than other homes in the area over the life of the project; and that the uniqueness of the South Edge project in the southern Nevada market and the size of the Company’s share of the South Edge land can be leveraged to effectively manage home sales and pricing strategies to maximize revenues and profits. The following appreciation considerations were applied to costs: a factor of 10% was applied to the cost estimates in the current quarter for the development work expected to be completed over the life of the project, representing the potential cost increases and other uncertainties inherent in estimating development costs; and a factor of 1% was applied to home construction costs for anticipated inflation of such costs, taking into account historical trends and current market conditions. In addition, incremental increases in overhead costs that would be incurred in connection with the sale of each home were assessed as a function of the 5% appreciation factor applied to the average selling prices. These revenue and cost appreciation factors were determined using judgment and assumptions believed to be appropriate based on the information known to the Company at the time. Due to the judgment and assumptions applied in the estimation process with respect to the fair value of the Company’s share of the South Edge land at May 31, 2011, including as to the anticipated appreciation in revenues and costs over the life of the South Edge project, it is possible that actual results could differ substantially from those estimated. The Company will continue to review and update as appropriate its fair value estimates of its share of the South Edge land to reflect changes in relevant market conditions and other applicable factors.
The ultimate outcome of the South Edge bankruptcy, including whether the Plan becomes effective, is uncertain. The Company believes, however, that it will realize the value of its share of the South Edge land in the bankruptcy proceeding in accordance with the Plan. If the Plan becomes effective, the Company anticipates that it would (a) acquire its share of the South Edge land as a result of a bankruptcy court-approved disposition of the land to a newly created entity in which the Company would expect to be a part owner, and (b) without further payment, satisfy or assume the respective liens of the Administrative Agent and the South Edge lenders on the land. If, on the other hand, the Plan does not become effective and instead the Company assumes the lenders’ lien position through payment on its Springing Guaranty obligation to the Administrative Agent, the Company would become a secured lender with respect to its share of the South Edge land and would expect to have first claim on the value generated from the land.
If the Company is not able to realize some or all of the value of its share of the South Edge land, it may be required to recognize an additional expense. Based on the Company’s current estimates, this additional expense could range from near zero to potentially as much as $75 million.
11.	Other Assets
Other assets consisted of the following (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	Other Assets (continued)

	May 31,	November 30,
	2011	2010

Operating properties	$—	$71,938
Cash surrender value of insurance contracts	64,070	59,103
Property and equipment, net	8,541	9,596
Debt issuance costs	4,714	5,254
Prepaid expenses	5,074	3,033
Deferred tax assets	1,152	1,152

Total	$83,551	$150,076

On December 16, 2010, the Company sold a multi-level residential building the Company operated as a rental property for net proceeds of $80.6 million and recognized a gain of $8.8 million on the sale.
12.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	May 31,	November 30,
	2011	2010

South Edge debt guaranty obligation	$151,205	$—
Construction defect and other litigation liabilities	129,931	124,853
Warranty liability	82,630	93,988
Employee compensation and related benefits	71,177	76,477
Accrued interest payable	44,978	42,963
Liabilities related to inventory not owned	28,362	15,549
Real estate and business taxes	4,417	8,220
Other	81,685	104,455

Total	$594,385	$466,505

13.	Mortgages and Notes Payable
Mortgages and notes payable consisted of the following (in thousands):

	May 31,	November 30,
	2011	2010

Mortgages and land contracts due to land sellers and other loans	$33,620	$118,057
Senior notes due 2011 at 6 3/8%	99,977	99,916
Senior notes due 2014 at 5 3/4%	249,571	249,498
Senior notes due 2015 at 5 7/8%	299,169	299,068
Senior notes due 2015 at 6 1/4%	449,770	449,745
Senior notes due 2017 at 9.1%	260,603	260,352
Senior notes due 2018 at 7 1/4%	298,949	298,893

Total	$1,691,659	$1,775,529

During the six months ended May 31, 2011, the Company repaid debt that was secured by a multi-level residential building, which the Company sold during the period. As the secured debt was repaid at a discount

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Mortgages and Notes Payable (continued)
prior to its scheduled maturity, the Company recognized a gain of $3.6 million on the early extinguishment of secured debt during the six months ended May 31, 2011.
Following its voluntary termination of the Credit Facility effective March 31, 2010, the Company entered into the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating its business. As of May 31, 2011, $86.2 million of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require the Company to deposit and maintain cash with the issuing financial institutions as collateral for its letters of credit outstanding. As of May 31, 2011, the amount of cash maintained for the LOC Facilities totaled $87.2 million and was included in restricted cash on the Company’s consolidated balance sheet as of that date. During 2011, the Company may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities with the same or other financial institutions.
The termination of the Credit Facility also released and discharged six of the Company’s subsidiaries from guaranteeing obligations with respect to the Company’s senior notes (the “Released Subsidiaries”). Each of the Released Subsidiaries does not guaranty any other indebtedness of the Company. Each Released Subsidiary may be required to again provide a guaranty with respect to the Company’s senior notes if it becomes a “significant subsidiary,” as defined under Rule 1-02(w) of Regulation S-X, or if it is determined to be in the best interests of the Company and the relevant subsidiary. Three of the Company’s subsidiaries (the “Guarantor Subsidiaries”) continue to provide a guaranty of the Company’s senior notes.
The indenture governing the Company’s senior notes does not contain any financial maintenance covenants. Subject to specified exceptions, the indenture contains certain restrictive covenants that, among other things, limit the Company’s ability to incur secured indebtedness, or engage in sale-leaseback transactions involving property or assets above a certain specified value. Unlike the Company’s other senior notes, the terms governing the Company’s $265.0 million of 9.1% senior notes due 2017 (the “$265 Million Senior Notes”) contain certain limitations related to mergers, consolidations, and sales of assets.
As of May 31, 2011, the Company was in compliance with the applicable terms of its covenants under the Company’s senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. The Company’s ability to secure future debt financing may depend in part on its ability to remain in such compliance.
14.	Commitments and Contingencies
Commitments and contingencies include typical obligations of homebuilders for the completion of contracts and those incurred in the ordinary course of business.
Warranty. The Company provides a limited warranty on all of its homes. The specific terms and conditions of these warranties vary depending upon the market in which the Company does business. The Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. The Company’s primary assumption in estimating the amounts it accrues for warranty costs is that historical claims experience is a strong indicator of future claims experience. The Company periodically assesses the adequacy of its recorded warranty liabilities, which are included in accrued expenses and other liabilities in the consolidated balance sheets, and adjusts the amounts as necessary based on its assessment. The Company’s assessment includes the review of its actual warranty costs incurred to identify trends and changes in its warranty claims experience, and considers the Company’s construction quality and customer service initiatives and outside events. While the Company believes the warranty liability reflected in its consolidated balance sheets to be adequate, unanticipated changes in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes, or customer service practices could have a significant impact on its actual warranty costs in the future and such amounts could differ from the Company’s current estimates.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Commitments and Contingencies (continued)
The changes in the Company’s warranty liability are as follows (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010

Balance at beginning of period	$93,988	$135,749	$87,061	$130,549
Warranties issued	1,981	1,937	1,133	1,086
Payments	(14,471)	(17,252)	(6,662)	(10,889)
Adjustments	1,132	(2,681)	1,098	(2,993)

Balance at end of period	$82,630	$117,753	$82,630	$117,753

The Company’s overall warranty liability of $82.6 million at May 31, 2011 included $7.0 million for estimated remaining repair costs associated with 153 homes that have been identified as containing or suspected of containing allegedly defective drywall manufactured in China. These homes are located in Florida and were primarily delivered in 2006 and 2007. The Company’s overall warranty liability of $94.0 million at November 30, 2010 included $11.3 million for estimated remaining repair costs associated with 296 such identified affected homes. The decrease in the liability for estimated repair costs associated with identified affected homes during the six months ended May 31, 2011 reflected the lower number of identified affected homes with unresolved repairs at May 31, 2011 compared to November 30, 2010. During the six months ended May 31, 2011, repairs were resolved on 162 identified affected homes, and the Company identified 19 additional affected homes. For these purposes, the Company considers repairs for identified affected homes to be “resolved” when all repairs are complete and all repair costs are fully paid. Repairs for identified affected homes are considered “unresolved” if repairs are not complete and/or there are repair costs remaining to be paid.
The drywall used in the construction of the Company’s homes is purchased and installed by subcontractors. The Company’s subcontractors obtained drywall material from multiple domestic and foreign sources through late 2008. In late 2008, the Company directed its subcontractors to obtain only domestically sourced drywall. The Company has identified homes that contain or may contain allegedly defective drywall manufactured in China primarily by responding to homeowner-initiated warranty claims or customer service questions regarding such material or regarding conditions or items in a home that may be affected by such material. Additionally, in certain communities where there has been a high number of affected homes identified through the warranty/customer service process, the Company has proactively undertaken community-wide reviews and identified more affected homes. The Company completed all such identified community-wide reviews at the end of May 2011. The Company’s customer service personnel or, in some instances, third-party consultants handle these matters. Because of the testing process required to determine the origin of drywall material obtained before December 2008, the source of drywall for homes that have not been the subject of a customer service/warranty request or community-wide review is unknown. As a result, the Company is unable to readily identify the total number of homes that may contain the allegedly defective drywall material manufactured in China.
While the Company continues to respond to individual warranty/customer service requests as they are made, the number of additional affected homes newly identified each quarter has fallen significantly since the third quarter of 2009 to a nominal amount. Based on the significantly reduced request rate, the completion of its community-wide reviews and the domestic sourcing of drywall material since late 2008, the Company anticipates that it has identified substantially all potentially affected homes and will receive at most only nominal additional claims in future periods.
During the six months ended May 31, 2011 and 2010, the Company paid $9.0 million and $11.0 million, respectively, to repair identified affected homes, and estimated its additional repair costs with respect to the identified affected homes to be $4.7 million and $14.3 million, respectively. Since first identifying affected homes in 2009, the Company has identified a total of 456 affected homes and has resolved repairs on 303 of

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Commitments and Contingencies (continued)
those homes through May 31, 2011. As of May 31, 2011, the Company has paid $35.8 million of the total estimated repair costs of $42.8 million associated with the identified affected homes.
In assessing its overall warranty liability, the Company evaluates the costs related to identified homes affected by the allegedly defective drywall material and other home warranty-related items on a combined basis. While the Company has considered the repair costs related to the identified affected homes in conjunction with its quarterly assessments of its overall warranty liability since the third quarter of 2009, the Company has experienced favorable trends in its actual warranty costs incurred with respect to other home warranty-related items. These favorable trends reflect the Company’s ongoing focus on construction quality and customer service, among other things. Based on its analyses, the Company determined that its overall warranty liability at each reporting date was sufficient with respect to the Company’s then-estimated remaining repair costs associated with identified affected homes and its overall warranty obligations on homes delivered. As a result, the Company did not incur charges in the six months ended May 31, 2011 or in its 2010 fiscal year with respect to repair costs associated with the identified affected homes. The overall warranty liability has decreased since the third quarter of 2009 in part because of the payments the Company has made to resolve repairs on identified affected homes and in part due to the decrease in the number of homes the Company has delivered over the past several years.
Depending on the number of additional affected homes identified, if any, and the actual costs the Company incurs to repair identified affected homes in future periods, including costs to provide affected homeowners with temporary housing, the Company may revise the estimated amount of its liability with respect to this issue, which could result in an increase or decrease in the Company’s overall warranty liability.
As of May 31, 2011, the Company has been named as a defendant in 10 lawsuits relating to the allegedly defective drywall material, and it may in the future be subject to other similar litigation or claims that could cause the Company to incur significant costs. Given the preliminary stages of the proceedings, the Company has not concluded whether the outcome of any of these lawsuits will be material to its consolidated financial statements.
The Company intends to seek and is undertaking efforts, including legal proceedings, to obtain reimbursement from various sources for the costs it has incurred or expects to incur to investigate and complete repairs and to defend itself in litigation associated with this drywall material. At this stage of its efforts, however, the Company has not recorded any amounts for potential recoveries as of May 31, 2011.
Guarantees. In the normal course of its business, the Company issues certain representations, warranties and guarantees related to its home sales and land sales that may be affected by Accounting Standards Codification Topic No. 460, “Guarantees.” Based on historical evidence, the Company does not believe any potential liability with respect to these representations, warranties or guarantees would be material to its consolidated financial statements.
Insurance. The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, the Company’s general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the estimated costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses that are above its coverage limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $97.0 million at May 31, 2011 and $95.7 million at November 30, 2010. These amounts are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The Company’s expenses associated with self-insurance totaled $2.3 million for the three months ended May 31, 2011 and $1.8 million for the three months ended May 31,

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Commitments and Contingencies (continued)
2010. For the six months ended May 31, 2011 and 2010, the Company’s expenses associated with self-insurance totaled $4.6 million and $3.6 million, respectively.
Performance Bonds and Letters of Credit. The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with community improvements such as roads, sewers and water, and to support similar development activities by certain of its unconsolidated joint ventures. At May 31, 2011, the Company had $400.2 million of performance bonds and $86.2 million of letters of credit outstanding. At November 30, 2010, the Company had $414.3 million of performance bonds and $87.5 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. The Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit issued in connection with community improvements coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligation is completed.
Land Option Contracts. In the ordinary course of its business, the Company enters into land option and other similar contracts to procure rights to land parcels for the construction of homes. At May 31, 2011, the Company had total deposits of $15.9 million, comprised of $13.8 million of cash deposits and $2.1 million of letters of credit, to purchase land having an aggregate purchase price of $369.8 million. The Company’s land option and other similar contracts generally do not contain provisions requiring the Company’s specific performance.
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
The Petition alleged that South Edge failed to undertake certain development-related activities and to repay amounts due on secured loans that the petitioning lenders (as part of a lending syndicate) made to South Edge in 2004 and 2007, totaling $585.0 million in initial aggregate principal amount (the “Loans”), that the petitioning lenders were undersecured, and that South Edge was generally not paying its debts as they became due. The Loans were used by South Edge to partially finance both the purchase of certain real property located near Las Vegas, Nevada and the development of a residential community on that property. The Loans are secured by the underlying property and related South Edge assets. As of May 31, 2011, the outstanding principal balance of the Loans was $327.9 million.
The petitioning lenders also filed a motion to appoint a Chapter 11 trustee for South Edge, and asserted that, among other actions, the trustee can enforce alleged obligations of the South Edge members to purchase land parcels from South Edge, which would likely result in repayment of the Loans, or enforce alleged obligations of the South Edge members to make capital contributions to the South Edge bankruptcy estate. On February 3, 2011, the bankruptcy court entered an order for relief on the Petition and appointed a Chapter 11 trustee for South Edge. The Chapter 11 trustee may or may not pursue remedies proposed by the petitioning lenders, including attempted enforcement of alleged obligations of the South Edge members as described above.
As a result of the February 3, 2011 order for relief on the Petition, the Company considers it probable that it became responsible to pay certain amounts to the Administrative Agent related to the Springing Guaranty that

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Legal Matters (continued)
the Company provided in connection with the Loans, as discussed further above in Note 10. Investments in Unconsolidated Joint Ventures. Each of KB HOME Nevada Inc., the other members of South Edge and their parent companies provided a similar repayment guaranty to the Administrative Agent.
Effective June 10, 2011, the Company and the other Participating Members of South Edge became parties to a consensual agreement together with the Administrative Agent and several of the lenders to South Edge, as discussed above in Note 10. Investments in Unconsolidated Joint Ventures. The Chapter 11 trustee for South Edge has expressed its consent to the agreement. Each of the parties has agreed to use commercially reasonable efforts to support the Plan, to obtain bankruptcy court approval of a disclosure statement that will accompany the Plan, to obtain bankruptcy court confirmation of the Plan following, and subject to, the bankruptcy court’s approval of a disclosure statement, to obtain the requisite support of the South Edge lenders to the Plan, and to consummate the Plan promptly after confirmation, in each case by certain specified dates. Under the agreement, the effective date of the Plan following its confirmation is to occur on or before November 30, 2011, though it may be extended by the Participating Members and the Administrative Agent jointly by up to 30 days, depending on the date of Plan confirmation.
Pursuant to the terms of the Plan, the Company would pay to the South Edge lenders an amount between approximately $214 million and $225 million on the effective date of the Plan. The Company has deposited approximately $21 million of this amount in an escrow account. The other Participating Members also would pay certain amounts to the South Edge lenders on the effective date of the Plan and have similarly deposited amounts into the escrow account. The exact sum that the Company and the other Participating Members would pay to the South Edge lenders depends on the outcome of proceedings the Chapter 11 trustee for South Edge has commenced against, among others, a South Edge member that is not a Participating Member in order to determine the amount of pledged infrastructure development funds that can be applied to the South Edge debt. In addition to their payments to the South Edge lenders, each of the Company and the other Participating Members would be responsible for certain fees, expenses and charges and for certain allowed general unsecured claims, and would receive the benefit of potential contributions and recoveries that would, in the aggregate, affect their respective costs related to the Plan. Taking all of this into account, the Company estimates that its probable net payment obligation under the terms of the agreement effective June 10, 2011 regarding the Plan is $226.4 million, though it could possibly be as high as $240 million.
If the Plan becomes effective, the Company anticipates that it would (a) acquire its share of the land owned by South Edge (amounting to at least approximately 65% of the land and as much as approximately 68%) as a result of a bankruptcy court-approved disposition of the land to a newly created entity in which the Company would expect to be a part owner, and (b) without further payment, satisfy or assume the respective liens of the Administrative Agent and the South Edge lenders on the land. In addition, if the Plan becomes effective, the Company anticipates that all South Edge-related claims, potential guaranty obligations (including the Company’s potential Springing Guaranty obligation), and litigation between the Administrative Agent (on behalf of itself and the South Edge lenders) and the Participating Members would be resolved, although lenders holding less than 8% ownership in the loans made to South Edge that are not currently expected to consent to the Plan may assert certain claims against the Company, which claims the Company would vigorously dispute.
The agreement is subject to bankruptcy court approval and may be terminated by the Administrative Agent or the Participating Members upon the occurrence of certain specified events, including a failure to meet the specified dates on which the above-described activities in support of the Plan are to occur. The Participating Members and the Administrative Agent currently expect to file the Plan and accompanying disclosure statement with the bankruptcy court in or around late July 2011. As of the date of this report, the Company believes that the other Participating Members, the Administrative Agent and the South Edge lenders that are party to the agreement are able to and will fulfill their respective obligations as contemplated under the Plan if it becomes effective.
The Administrative Agent had previously filed lawsuits in December 2008 against the South Edge members and their respective parent companies (including the Company and KB HOME Nevada Inc.) (JP Morgan Chase Bank, N.A. v. KB HOME Nevada, et al., U.S. District Court, District of Nevada (Case No. 08-CV-01711 PMP) and consolidated and related actions) (the “Lender Litigation”). The Lender Litigation seeks to enforce

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Legal Matters (continued)
completion guarantees provided to the Administrative Agent in connection with the Loans, seeks to compel the South Edge members (including KB HOME Nevada Inc.) to purchase land parcels from South Edge, seeks to compel the South Edge members to provide certain financial support to South Edge, and also seeks various damages based on other guarantees and claims. The Lender Litigation has been stayed in light of the South Edge bankruptcy and, as stated above, would be resolved between the Administrative Agent (on behalf of itself and the South Edge lenders consenting to the Plan) and the Participating Members if the Plan becomes effective.
A separate arbitration proceeding was also commenced in May 2009 to address one South Edge member’s claims for specific performance by the other members to purchase land parcels from and to make certain capital contributions to South Edge or, in the alternative, damages. On July 6, 2010, the arbitration panel issued a decision denying the specific performance and damages claim asserted on behalf of South Edge, but the panel awarded the claimant damages of $36.8 million against all of the respondents. Motions to partially vacate the award were denied and judgment was entered on the award, which the respondents have appealed to the United States Courts of Appeal for the Ninth Circuit, titled Focus South Group, LLC, et al. v. KB HOME Nevada Inc, et al., (Case No. 10-17562). The appeal is pending. If the appeals of the arbitration panel’s July 6, 2010 decision ultimately are not successful, the Company has estimated that its probable maximum share of the $36.8 million awarded as damages to the claimant in the arbitration is approximately $25.5 million. This estimate is based on KB HOME Nevada Inc.’s interest in South Edge in relation to that of the other four respondents in the arbitration and the Company’s assumption that liability for the awarded amount would be joint and several among the five respondents. Although the appeal remains pending, the Company has since the third quarter of 2010 segregated an accrual for $25.5 million for this matter from its previously established reserve balances relating to South Edge. The ultimate amount of the Company’s share, however, could be subject to negotiations and/or potential arbitration among all of the respondents in the arbitration. The accrual for this matter is separate from the accrual the Company established with respect to its probable net payment obligation related to South Edge.
The ultimate resolution of the South Edge bankruptcy, the Lender Litigation and the appeal of the arbitration panel decision, and the time at which any resolution is reached with respect to each matter, are uncertain and involve multiple factors, including whether the Plan becomes effective, as described above, the actions of the Chapter 11 trustee for South Edge, and court decisions. Further, the ultimate resolution of the South Edge bankruptcy (including with respect to the Company’s potential net payment obligation related to South Edge), the Lender Litigation and the appeal of the arbitration panel decision could have a material effect on the Company’s liquidity, as further discussed below under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
In addition to the specific proceedings described above, the Company is involved in other litigation and regulatory proceedings incidental to its business that are in various procedural stages. The Company believes that the accruals it has recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2011, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on the Company’s consolidated financial statements. The Company evaluates its accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjusts them to reflect (i) the facts and circumstances known to the Company at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on its experience, the Company believes that the amounts that may be claimed or alleged against it in these proceedings are not a meaningful indicator of its potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses the Company may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to the Company’s consolidated financial statements.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
16.	Stockholders’ Equity
At May 31, 2011, the Company was authorized to repurchase 4,000,000 shares of its common stock under a board-approved share repurchase program. The Company did not repurchase any of its common stock under this program in the six months ended May 31, 2011. The Company has not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of the Company’s board of directors.
During the three months ended February 28, 2011, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 17, 2011 to stockholders of record on February 3, 2011. During the three months ended May 31, 2011, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on May 19, 2011 to stockholders of record on May 5, 2011. A cash dividend of $.0625 per share of common stock was also declared and paid during the three months ended February 28, 2010 and the three months ended May 31, 2010. The declaration and payment of future cash dividends on the Company’s common stock are at the discretion of the Company’s board of directors, and depend upon, among other things, the Company’s expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
17.	Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance was effective for the Company in the second quarter of 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. ASU 2010-06 concerns disclosure only and will not have a material impact on the Company’s consolidated financial position or results of operations.
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
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Recent Accounting Pronouncements (continued)
from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial position and results of operations.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial position or results of operations.
18.	Income Taxes
The Company’s income tax benefit totaled $.3 million for the three months ended May 31, 2011, compared to income tax expense of $.1 million for the three months ended May 31, 2010. For the six months ended May 31, 2011 and 2010, the Company’s income tax expense totaled $.1 million and $.3 million, respectively. Due to the effects of its deferred tax asset valuation allowances, carrybacks of its net operating losses (“NOLs”), and changes in its unrecognized tax benefits, the Company’s effective tax rates for the three-month and six-month periods ended May 31, 2011 and 2010 are not meaningful items as the Company’s income tax amounts are not directly correlated to the amount of its pretax losses for those periods.
In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), the Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During the three months ended May 31, 2011, the Company recorded a valuation allowance of $25.7 million against net deferred tax assets generated from the loss for the period. During the three months ended May 31, 2010, the Company recorded a valuation allowance of $12.8 million against net deferred tax assets. For the six months ended May 31, 2011 and 2010, the Company recorded valuation allowances of $70.8 million and $34.0 million, respectively, against the net deferred taxes generated from losses for those periods. The Company’s net deferred tax assets totaled $1.1 million at both May 31, 2011 and November 30, 2010. The deferred tax asset valuation allowance increased to $841.9 million at May 31, 2011 from $771.1 million at November 30, 2010. This increase reflected the impact of the $70.8 million valuation allowance recorded during the six months ended May 31, 2011.
During the three months ended May 31, 2011, the Company had a $.3 million net reduction to its total gross unrecognized tax benefits as a result of the current status of federal and state audits. During the six months ended May 31, 2011, net reductions to the Company’s total gross unrecognized tax benefits were $.3 million. The total amount of unrecognized tax benefits, including interest and penalties, was $6.6 million as of May 31, 2011. The Company anticipates that total unrecognized tax benefits will decrease by approximately $2.0 million during the 12 months from this reporting date due to various state filings associated with the resolution of the federal audit.
The benefits of the Company’s NOLs, built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on the Company’s analysis performed as of May 31, 2011, the Company does not believe it has experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation as of this reporting date.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
19.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

	Six Months Ended May 31,
	2011	2010

Summary of cash and cash equivalents at end of period:
Homebuilding	$621,304	$985,756
Financial services	5,892	3,621

Total	$627,196	$989,377

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$22,544	$40,493
Income taxes paid	226	292
Income taxes refunded	182	191,342

Supplemental disclosures of noncash activities:
Increase in inventories in connection with consolidation of joint ventures	$—	$72,300
Increase in accounts payable, accrued expenses and other liabilities in connection with consolidation of joint ventures	—	38,861
Cost of inventories acquired through seller financing	—	6,299
Increase (decrease) in consolidated inventories not owned	12,813	(35,556)
Acquired property securing note receivable	40,000	—

20.	Supplemental Guarantor Information
The Company’s obligation to pay principal, premium, if any, and interest under its senior notes are guaranteed on a joint and several basis by the Guarantor Subsidiaries. The guarantees are full and unconditional and the Guarantor Subsidiaries are 100% owned by the Company. The Company has determined that separate, full financial statements of the Guarantor Subsidiaries would not be material to investors and therefore only supplemental financial information for the Guarantor Subsidiaries is presented.
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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Operations
Six Months Ended May 31, 2011 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$131,894	$336,784	$—	$468,678

Homebuilding:
Revenues	$—	$131,894	$333,390	$—	$465,284
Construction and land costs	—	(114,128)	(307,049)	—	(421,177)
Selling, general and administrative expenses	(33,839)	(9,935)	(68,351)	—	(112,125)
Loss on loan guaranty	—	—	(37,330)	—	(37,330)

Operating income (loss)	(33,839)	7,831	(79,340)	—	(105,348)
Interest income	534	4	115	—	653
Interest expense	23,779	(21,392)	(26,947)	—	(24,560)
Equity in loss of unconsolidated joint ventures	—	(72)	(55,857)	—	(55,929)

Homebuilding pretax loss	(9,526)	(13,629)	(162,029)	—	(185,184)

Financial services pretax income	—	—	2,254	—	2,254

Total pretax loss	(9,526)	(13,629)	(159,775)	—	(182,930)
Income tax expense	—	—	(100)	—	(100)
Equity in net loss of subsidiaries	(173,504)	—	—	173,504	—

Net loss	$(183,030)	$(13,629)	$(159,875)	$173,504	$(183,030)

Six Months Ended May 31, 2010 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$182,893	$455,137	$—	$638,030

Homebuilding:
Revenues	$—	$182,893	$452,132	$—	$635,025
Construction and land costs	—	(156,652)	(376,731)	—	(533,383)
Selling, general and administrative expenses	(47,029)	(28,209)	(79,955)	—	(155,193)

Operating loss	(47,029)	(1,968)	(4,554)	—	(53,551)
Interest income	865	6	154	—	1,025
Interest expense	4,183	(17,957)	(22,151)	—	(35,925)
Equity in loss of unconsolidated joint ventures	—	(79)	(2,653)	—	(2,732)

Homebuilding pretax loss	(41,981)	(19,998)	(29,204)	—	(91,183)

Financial services pretax income	—	—	6,070	—	6,070

Total pretax loss	(41,981)	(19,998)	(23,134)	—	(85,113)
Income tax expense	(100)	(100)	(100)	—	(300)
Equity in net loss of subsidiaries	(43,332)	—	—	43,332	—

Net loss	$(85,413)	$(20,098)	$(23,234)	$43,332	$(85,413)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Operations
Three Months Ended May 31, 2011 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$82,687	$189,051	$—	$271,738

Homebuilding:
Revenues	$—	$82,687	$187,296	$—	$269,983
Construction and land costs	—	(67,551)	(182,830)	—	(250,381)
Selling, general and administrative expenses	(15,169)	(11,060)	(36,291)	—	(62,520)
Loss on loan guaranty	—	—	(14,572)	—	(14,572)

Operating income (loss)	(15,169)	4,076	(46,397)	—	(57,490)
Interest income	221	—	49	—	270
Interest expense	13,929	(13,085)	(13,965)	—	(13,121)
Equity in loss of unconsolidated joint ventures	—	(29)	(63)	—	(92)

Homebuilding pretax loss	(1,019)	(9,038)	(60,376)	—	(70,433)

Financial services pretax income	—	—	1,629	—	1,629

Total pretax loss	(1,019)	(9,038)	(58,747)	—	(68,804)
Income tax benefit	—	100	200	—	300
Equity in net loss of subsidiaries	(67,485)	—	—	67,485	—

Net loss	$(68,504)	$(8,938)	$(58,547)	$67,485	$(68,504)

Three Months Ended May 31, 2010 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$113,497	$260,555	$—	$374,052

Homebuilding:
Revenues	$—	$113,497	$259,017	$—	$372,514
Construction and land costs	—	(95,690)	(211,153)	—	(306,843)
Selling, general and administrative expenses	(23,891)	(14,425)	(44,674)	—	(82,990)

Operating income (loss)	(23,891)	3,382	3,190	—	(17,319)
Interest income	506	6	89	—	601
Interest expense	6,022	(10,224)	(12,316)	—	(16,518)
Equity in loss of unconsolidated joint ventures	—	(35)	(1,513)	—	(1,548)

Homebuilding pretax loss	(17,363)	(6,871)	(10,550)	—	(34,784)

Financial services pretax income	—	—	4,175	—	4,175

Total pretax loss	(17,363)	(6,871)	(6,375)	—	(30,609)
Income tax expense	(100)	—	—	—	(100)
Equity in net loss of subsidiaries	(13,246)	—	—	13,246	—

Net loss	$(30,709)	$(6,871)	$(6,375)	$13,246	$(30,709)

'

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20.	Supplemental Guarantor Information (continued)
Condensed Consolidated Balance Sheets
May 31, 2011 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$491,384	$7,524	$122,396	$—	$621,304
Restricted cash	87,200	—	26,763	—	113,963
Receivables	3,865	10,011	56,477	—	70,353
Inventories	—	846,864	1,048,117	—	1,894,981
Investments in unconsolidated joint ventures	—	38,203	12,933	—	51,136
Other assets	74,580	560	8,411	—	83,551

	657,029	903,162	1,275,097	—	2,835,288

Financial services	—	—	25,060	—	25,060
Investments in subsidiaries	31,260	—	—	(31,260)	—

Total assets	$688,289	$903,162	$1,300,157	$(31,260)	$2,860,348

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$128,981	$149,642	$443,338	$—	$721,961
Mortgages and notes payable	1,632,929	29,286	29,444	—	1,691,659

	1,761,910	178,928	472,782	—	2,413,620

Financial services	—	—	3,276	—	3,276
Intercompany	(1,517,073)	724,234	792,839	—	—
Stockholders’ equity	443,452	—	31,260	(31,260)	443,452

Total liabilities and stockholders’ equity	$688,289	$903,162	$1,300,157	$(31,260)	$2,860,348

November 30, 2010 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$770,603	$3,619	$130,179	$—	$904,401
Restricted cash	88,714	—	26,763	—	115,477
Receivables	4,205	6,271	97,572	—	108,048
Inventories	—	774,102	922,619	—	1,696,721
Investments in unconsolidated joint ventures	—	37,007	68,576	—	105,583
Other assets	68,166	72,805	9,105	—	150,076

	931,688	893,804	1,254,814	—	3,080,306

Financial services	—	—	29,443	—	29,443
Investments in subsidiaries	36,279	—	—	(36,279)	—

Total assets	$967,967	$893,804	$1,284,257	$(36,279)	$3,109,749

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$124,609	$150,260	$424,853	$—	$699,722
Mortgages and notes payable	1,632,362	112,368	30,799	—	1,775,529

	1,756,971	262,628	455,652	—	2,475,251

Financial services	—	—	2,620	—	2,620
Intercompany	(1,420,882)	631,176	789,706	—	—
Stockholders’ equity	631,878	—	36,279	(36,279)	631,878

Total liabilities and stockholders’ equity	$967,967	$893,804	$1,284,257	$(36,279)	$3,109,749

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Cash Flows
Six Months Ended May 31, 2011 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(183,030)	$(13,629)	$(159,875)	$173,504	$(183,030)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in loss of unconsolidated joint ventures	—	72	55,345	—	55,417
Loss on loan guaranty	—	—	37,330	—	37,330
Gain on sale of operating property	—	(8,825)	—	—	(8,825)
Inventory impairments and land option contract abandonments	—	663	21,682	—	22,345
Changes in assets and liabilities:
Receivables	340	(3,740)	1,957	—	(1,443)
Inventories	—	(60,612)	(107,180)	—	(167,792)
Accounts payable, accrued expenses and other liabilities	4,374	(13,431)	(19,023)	—	(28,080)
Other, net	(512)	(3,007)	6,273	—	2,754

Net cash used by operating activities	(178,828)	(102,509)	(163,491)	173,504	(271,324)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(1,388)	(531)	—	(1,919)
Proceeds from sale of operating property	—	80,600	—	—	80,600
Sales (purchases) of property and equipment, net	(289)	(14)	195	—	(108)

Net cash provided (used) by investing activities	(289)	79,198	(336)	—	78,573

Cash flows from financing activities:
Change in restricted cash	1,514	—	—	—	1,514
Payments on mortgages and land contracts due to land sellers and other loans	—	(79,471)	(1,355)	—	(80,826)
Issuance of common stock under employee stock plans	442	—	—	—	442
Payments of cash dividends	(9,613)	—	—	—	(9,613)
Intercompany	(92,445)	106,687	159,262	(173,504)	—

Net cash provided (used) by financing activities	(100,102)	27,216	157,907	(173,504)	(88,483)

Net increase (decrease) in cash and cash equivalents	(279,219)	3,905	(5,920)	—	(281,234)
Cash and cash equivalents at beginning of period	770,603	3,619	134,208	—	908,430

Cash and cash equivalents at end of period	$491,384	$7,524	$128,288	$—	$627,196

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20.	Supplemental Guarantor Information (continued)
Six Months Ended May 31, 2010 (in thousands)

	KB Home	Guarantor	Non-Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(85,413)	$(20,098)	$(23,234)	$43,332	$(85,413)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Inventory impairments and land option contract abandonments	—	1,196	12,166	—	13,362
Changes in assets and liabilities:
Receivables	187,918	(6,535)	2,034	—	183,417
Inventories	—	(17,601)	(137,613)	—	(155,214)
Accounts payable, accrued expenses and other liabilities	(787)	(16,996)	(63,826)	—	(81,609)
Other, net	478	23	12,352	—	12,853

Net cash provided (used) by operating activities	102,196	(60,011)	(198,121)	43,332	(112,604)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(56)	(1,700)	—	(1,756)
Purchases of property and equipment, net	(21)	(58)	(375)	—	(454)

Net cash used by investing activities	(21)	(114)	(2,075)	—	(2,210)

Cash flows from financing activities:
Change in restricted cash	31,614	(25,079)	—	—	6,535
Payments on mortgages and land contracts due to land sellers and other loans	—	(53,354)	(18,474)	—	(71,828)
Issuance of common stock under employee stock plans	897	—	—	—	897
Excess tax benefit associated with exercise of stock options	583	—	—	—	583
Payments of cash dividends	(9,607)	—	—	—	(9,607)
Repurchases of common stock	(350)	—	—	—	(350)
Intercompany	(284,899)	105,104	223,127	(43,332)	—

Net cash provided (used) by financing activities	(261,762)	26,671	204,653	(43,332)	(73,770)

Net increase (decrease) in cash and cash equivalents	(159,587)	(33,454)	4,457	—	(188,584)
Cash and cash equivalents at beginning of period	995,122	44,478	138,361	—	1,177,961

Cash and cash equivalents at end of period	$835,535	$11,024	$142,818	$—	$989,377

21.	Subsequent Events
As discussed above in Note 10. Investments in Unconsolidated Joint Ventures, effective June 10, 2011, each of the Company, the Administrative Agent, several of the lenders to South Edge and the other Participating Members of South Edge became party to a consensual agreement regarding the Plan. This agreement and the Plan are described further above in Note. 15. Legal Matters. Based on the agreement and the Plan, the Company’s consolidated financial statements at May 31, 2011 reflect a net payment obligation of $226.4 million, representing the Company’s estimate of the probable amount that it would pay to the Administrative Agent (on behalf of the South Edge lenders) related to the Springing Guaranty and to pay for certain fees, expenses and charges and for certain allowed general unsecured claims in the South Edge bankruptcy case. This estimate updates the Company’s estimate of its probable net payment obligation at February 28, 2011. Based on this updated estimate of its probable net payment obligation, and after taking into account accruals the Company had previously established with respect to South Edge and factoring in an offset for the estimated fair value of the

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
21.	Subsequent Events (continued)
South Edge land the Company expects to acquire as a result of satisfying the payment obligation, the Company recorded a loss on loan guaranty of $14.6 million in the quarter ended May 31, 2011. This loss on loan guaranty was in addition to the $22.8 million loss on loan guaranty the Company recorded in the first quarter of 2011 based on its estimate of its probable net payment obligation at February 28, 2011. The Company also recognized a pretax, noncash joint venture impairment charge of $53.7 million in the first quarter of 2011 to write off its investment in South Edge.
As discussed above in Note 3. Segment Information, effective June 27, 2011, KBA Mortgage ceased accepting loan applications, and it ceased offering mortgage banking services to the Company’s homebuyers after June 30, 2011. As a result, the Company anticipates that income generated in its financial services segment from its equity in income of the unconsolidated mortgage banking joint venture (i.e., KBA Mortgage), which the Company reported in the three-month and six-month periods ended May 31, 2011 and 2010, will decline substantially in the quarter ending August 31, 2011 and that no such income will be generated in subsequent periods. The Company’s marketing services agreement with MetLife Home Loans, effective June 27, 2011, does not provide the Company with any ownership, joint venture or other interests in or with MetLife Home Loans or MetLife Bank, N.A. or with respect to the revenues or income that may be generated from MetLife Home Loans’ providing mortgage banking services to, or originating residential consumer mortgage loans for, the Company’s homebuyers. MetLife Home Loans and MetLife Bank, N.A. are not affiliates of the Company or any of its subsidiaries. Therefore, unlike the Company’s prior participation in KBA Mortgage, the Company’s marketing services agreement with MetLife Home Loans will not result in any income for the Company based on an equity interest. The Company will be compensated solely for the fair market value of the services it provides. The Company’s homebuyers are under no obligation to use MetLife Home Loans and may select any lender of their choice to obtain mortgage financing for the purchase of a home.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding operations and our financial services operations. The following table presents a summary of our consolidated results of operations for the six months and three months ended May 31, 2011 and 2010 (in thousands, except per share amounts):

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010
Revenues:
Homebuilding	$465,284	$635,025	$269,983	$372,514
Financial services	3,394	3,005	1,755	1,538

Total	$468,678	$638,030	$271,738	$374,052

Pretax income (loss):
Homebuilding	$(185,184)	$(91,183)	$(70,433)	$(34,784)
Financial services	2,254	6,070	1,629	4,175

Total pretax loss	(182,930)	(85,113)	(68,804)	(30,609)
Income tax benefit (expense)	(100)	(300)	300	(100)

Net loss	$(183,030)	$(85,413)	$(68,504)	$(30,709)

Basic and diluted loss per share	$(2.38)	$(1.11)	$(.89)	$(.40)

In the second quarter of 2011, housing market conditions remained difficult, reflecting the housing market downturn that has persisted since 2006. These conditions stem from an ongoing oversupply of homes available for sale and restrained consumer demand for housing, particularly following the expiration of the federal homebuyer tax credit in the second quarter of 2010. Key factors negatively impacting housing markets in the second quarter of 2011 include the large inventory of lender-owned homes acquired through foreclosures and short sales; a generally weak and uneven economic and employment environment; tighter residential consumer mortgage lending standards and reduced credit availability for residential consumer mortgage loans; low levels of consumer confidence; and intense competition for home sales among homebuilders and sellers of resale and foreclosed homes. Despite historically high housing affordability, uncertainty and caution about the economy are leading many qualified homebuyers to delay purchasing a home, which, among other things, is moderating the pace of net orders at our new home communities. Though select markets for new homes are showing signs of stability, it is difficult to predict when and at what rate these broader negative conditions will improve, or when the homebuilding industry will experience a sustained recovery.
Throughout the present housing market downturn, we have focused on the following three primary integrated strategic goals: restore and maintain the profitability of our homebuilding operations at the scale of prevailing market conditions; generate cash and maintain a strong balance sheet; and position our business to capitalize on future growth opportunities. In pursuit of these goals, we have in recent years and through the first half of 2011 continued to execute on our KBnxt operational business model; improved and refined our product offerings to compete with resale homes and to meet the affordability demands and sustainability concerns of our core customers — first-time, move-up and active adult homebuyers; aligned our overhead to market activity levels through a dedicated effort to control costs while maintaining a solid growth platform; improved our operating efficiencies; made opportunistic investments in our business; and acquired attractively priced new land interests meeting our investment standards in desirable markets with perceived strong growth prospects. We expect to continue to implement these initiatives during the remainder of 2011.
Though we have made progress on our primary strategic goals, we posted a net loss for the second quarter of 2011 due largely to the persistent negative environment faced by the homebuilding industry through the period, and to the outcome of court decisions and the terms of an agreement effective June 10, 2011 related to South Edge. Our net loss reflected the lower volume of homes we delivered compared to a year ago and pretax, noncash charges we incurred for inventory impairments and land option contract abandonments. Our net loss also reflected a loss on loan guaranty that we recorded based on our updated estimate of our probable net payment obligation to reflect the terms of the agreement effective June 10, 2011 regarding the Plan. In the 2011 second quarter, the number of homes we delivered, our revenues and our margins decreased on a year-over-year basis, reflecting market conditions. In particular, our 2011 second quarter results reflect the effect of the April 30, 2010 expiration of the federal homebuyer tax credit, which motivated a surge in demand and a significant increase in net order volume in the second quarter of our 2010 fiscal year, followed by sharp declines in the second half of 2010 and into 2011 as demand returned towards its trend pattern levels of the past few years. At the same time, we substantially reduced our selling, general and administrative expenses in the 2011 second quarter compared to the year-earlier quarter and made investments in land to support future growth in our community count, deliveries and revenues. While it remains uncertain when a sustained housing market recovery will occur, we believe that our focus on growing our community count and on continuing to execute on the initiatives that support our three primary goals will help position us operationally and financially to take advantage of any future improvements in housing markets as they occur.
Our total revenues of $271.7 million for the three months ended May 31, 2011 decreased 27% from $374.1 million for the three months ended May 31, 2010, primarily due to lower housing revenues. Housing revenues declined 27% to $270.0 million in the second quarter of 2011 from $370.4 million in the year-earlier quarter, due to a 29% decrease in the number of homes delivered, partly offset by a 3% increase in the average selling price. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. We delivered 1,265 homes in the second quarter of 2011 at an average selling price of $213,400, compared with 1,782 homes delivered at an average selling price of $207,900 in the year-earlier quarter.
The year-over-year decrease in the number of homes delivered in the second quarter of 2011 was largely due to our relatively low backlog level at the beginning of the quarter. At the start of our 2011 second quarter, the number of homes in our backlog was down 38% on a year-over-year basis, reflecting the decline in net orders we experienced in the fourth quarter of 2010 and the first quarter of 2011 due to generally weak housing market conditions and to the sharp reduction in demand following the expiration of the federal homebuyer tax credit. To a lesser extent, the number of homes in our backlog at the beginning of the 2011 second quarter was also negatively affected by strategic community count reductions in selected underperforming markets where we have curtailed land acquisition and development activities, to align our operations with reduced housing market activity and to support our profitability and balance sheet goals. In light of our more recent investments in land and land development to support future growth though, we anticipate gradually increasing the number of communities we operate during 2011, as further discussed below under “Outlook.”
Our average selling price increased on a year-over-year basis in the second quarter of 2011, primarily due to a change in the proportion of homes delivered from higher-priced communities and a shift in product mix. The increase in our average selling price in the three months ended May 31, 2011 relative to the year-earlier quarter reflected increases of 6% and 28% in our Central and Southeast homebuilding reporting segments, respectively, partly offset by decreases of 7% and 3% in our West Coast and Southwest homebuilding reporting segments, respectively.
Included in our total revenues were financial services revenues of $1.8 million in the three months ended May 31, 2011 and $1.5 million in the three months ended May 31, 2010. Financial services revenues increased in the second quarter of 2011 compared to the year-earlier quarter, primarily due to higher title services revenues.
We generated a net loss of $68.5 million, or $.89 per diluted share, for the three months ended May 31, 2011, compared to a net loss of $30.7 million, or $.40 per diluted share, for the three months ended May 31, 2010. Our 2011 second quarter net loss included pretax, noncash charges of $20.6 million for inventory impairments and land option contract abandonments, and a loss on loan guaranty of $14.6 million related to South Edge. Our net loss for the quarter ended May 31, 2010 included no such charges. The loss on loan guaranty recorded in the 2011 second quarter resulted from our updated estimate of our probable net payment obligation to reflect the terms of the agreement effective June 10, 2011 regarding the Plan, as discussed below under “Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments” and “Part II — Item 1. Legal Proceedings.”
Our housing gross margin decreased to 7.3% in the second quarter of 2011 from 17.7% in the year-earlier quarter. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, was 14.9% in the second quarter of 2011, compared to 17.7% in the year-earlier quarter. The year-over-year decrease in our housing gross margin, excluding inventory impairment and land option contract abandonment charges, was due to reduced operating leverage from the lower volume of homes delivered, competitive pricing pressure in certain markets, a higher proportion of homes delivered from communities with lower margin levels and a shift in product mix. On a sequential basis, our housing gross margin, excluding inventory impairment and land option contract abandonment charges, for the second quarter of 2011 improved by 1.5 percentage points as compared to the first quarter of 2011. Our selling, general and administrative expenses of $62.5 million for the three months ended May 31, 2011 decreased 25% from $83.0 million for the year-earlier period due to our ongoing efforts to streamline our organizational structure and reduce overhead, a drop in legal expenses, and the lower volume of homes delivered. As a percentage of housing revenues, selling, general and administrative expenses increased slightly to 23.2% for the three months ended May 31, 2011 from 22.4% for the year-earlier period, reflecting the year-over-year decrease in housing revenues, though the percentage improved sequentially from 25.4% for the first quarter of 2011.
Total revenues for the six months ended May 31, 2011 were $468.7 million, down 27% from $638.0 million for the year-earlier period. Included in our total revenues were financial services revenues of $3.4 million for the first six months of 2011 and $3.0 million for the year-earlier period. Our net loss for the six months ended May 31, 2011 totaled $183.0 million, or $2.38 per diluted share, including pretax, noncash charges of $22.4 million for inventory impairments and land option contract abandonments. Our net loss for the six months ended May 31, 2011 also included a pretax, noncash joint venture impairment charge of $53.7 million and a loss on loan guaranty of $37.3 million, both related to South Edge. For the six months ended May 31, 2010, we incurred a net loss of $85.4 million, or $1.11 per diluted share, including pretax, noncash charges of $13.4 million for inventory impairments and land option contract abandonments.
We ended the second quarter of 2011 with $735.3 million of cash and cash equivalents and restricted cash, of which $621.3 million was unrestricted. Our debt balance of $1.69 billion at May 31, 2011 decreased from $1.78 billion at November 30, 2010 due to the repayment of secured debt. Our ratio of debt to total capital was 79.2% at May 31, 2011 and 73.8% at November 30, 2010. Our ratio of net debt to total capital, which reflects our cash position, was 68.3% at May 31, 2011, compared to 54.5% at November 30, 2010.
Our total backlog at May 31, 2011 was comprised of 2,422 homes, representing projected future housing revenues of approximately $501.5 million, compared to a backlog at May 31, 2010 of 3,175 homes representing projected future housing revenues of approximately $648.2 million. The number of homes in our backlog decreased 24% year over year, mainly due to a decline in our net orders in the first and second quarters of 2011. Net orders from our homebuilding operations decreased 11% to 1,998 in the second quarter of 2011 from 2,244 in the second quarter of 2010. The negative year-over-year net order comparison was primarily due to generally weak housing market conditions and to the sharp reduction in demand following the expiration of the federal homebuyer tax credit. Notwithstanding the impact of the expiration of the federal homebuyer tax credit, the year-over-year second quarter comparison improved from the 32% year-over-year decrease in net orders that we reported in the first quarter of 2011. Our cancellation rate as a percentage of gross orders was 25% in the second quarter of 2011 and 24% in the year-earlier quarter.
HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010
Revenues:
Housing	$465,206	$632,579	$269,983	$370,421
Land	78	2,446	—	2,093

Total	$465,284	$635,025	$269,983	$372,514

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010

Costs and expenses:
Construction and land costs
Housing	$421,052	$530,950	$250,381	$304,756
Land	125	2,433	—	2,087

Total	421,177	533,383	250,381	306,843
Selling, general and administrative expenses	112,125	155,193	62,520	82,990
Loss on loan guaranty	37,330	—	14,572	—

Total	570,632	688,576	327,473	389,833

Operating loss	$(105,348)	$(53,551)	$(57,490)	$(17,319)

Homes delivered	2,214	3,108	1,265	1,782
Average selling price	$210,100	$203,500	$213,400	$207,900
Housing gross margin	9.5%	16.1%	7.3%	17.7%

Selling, general and administrative expenses as a percentage of housing revenues	24.1%	24.5%	23.2%	22.4%

Operating loss as a percentage of homebuilding revenues	-22.6%	-8.4%	-21.3%	-4.6%
We have grouped our homebuilding activities into four reporting segments, which we identify in this report as West Coast, Southwest, Central and Southeast. As of May 31, 2011, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders and cancellation rates (based on gross orders) by reporting segment and with respect to our unconsolidated joint ventures for the three-month and six-month periods ended May 31, 2011 and 2010, and our ending backlog at May 31, 2011 and 2010:

	Three Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2011	2010	2011	2010	2011	2010
West Coast	353	500	542	608	22%	15%
Southwest	183	359	270	351	18	16
Central	475	550	838	796	29	31
Southeast	254	373	348	489	24	26

Total	1,265	1,782	1,998	2,244	25%	24%

Unconsolidated joint ventures	—	34	—	27	—%	—%

	Six Months Ended May 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2011	2010	2011	2010	2011	2010
West Coast	577	840	946	1,037	19%	16%
Southwest	341	575	476	664	18	15
Central	838	1,079	1,286	1,511	33	30
Southeast	458	614	592	945	28	24

Total	2,214	3,108	3,300	4,157	26%	23%

Unconsolidated joint ventures	1	55	—	46	—%	10%

	May 31,
			Backlog - Value
	Backlog - Homes		(In Thousands)
Segment	2011	2010	2011	2010
West Coast	572	720	$172,147	$241,383
Southwest	274	371	43,572	60,278
Central	1,141	1,351	199,350	224,212
Southeast	435	733	86,475	122,365

Total	2,422	3,175	$501,544	$648,238

Unconsolidated joint ventures	—	28	$—	$11,760

Revenues. Homebuilding revenues totaled $270.0 million for the three months ended May 31, 2011, decreasing by $102.5 million, or 28%, from $372.5 million for the three months ended May 31, 2010 due to declines in housing and land sale revenues. Housing revenues of $270.0 million for the three months ended May 31, 2011 declined by $100.4 million, or 27%, from $370.4 million for the year-earlier period, as a result of a 29% decrease in the number of homes delivered, partially offset by a 3% increase in the average selling price. We delivered 1,265 homes in the second quarter of 2011, down from 1,782 homes delivered in the year-earlier quarter. The decrease in homes delivered was largely due to our relatively low backlog level at the beginning of our 2011 second quarter, which was down 38% on a year-over-year basis. The lower beginning backlog reflected softness in net orders in the fourth quarter of 2010 and first quarter of 2011 as a result of generally weak housing market conditions, reduced demand following the April 30, 2010 expiration of the federal homebuyer tax credit, and our strategic community count reductions in selected underperforming markets in previous quarters to align our operations with reduced housing market activity.
Our overall average selling price of $213,400 for the three months ended May 31, 2011 increased from $207,900 for the three months ended May 31, 2010. The increase in our overall average selling price was mainly due to changes in the proportion of homes delivered from higher-priced communities and a shift in product mix. The increase reflected higher average selling prices in two of our four reporting segments. Year over year, average selling prices increased 6% in our Central segment and 28% in our Southeast segment for the three months ended May 31, 2011. In our West Coast and Southwest segments, the average selling prices for the three months ended May 31, 2011 decreased 7% and 3%, respectively, from the corresponding period of 2010.
Homebuilding revenues of $465.3 million for the six months ended May 31, 2011 decreased by $169.7 million, or 27%, from $635.0 million in the year-earlier period, reflecting lower housing and land sale revenues. Housing revenues for the six months ended May 31, 2011 totaled $465.2 million, down 27% from $632.6 million for the corresponding period of 2010, due to a 29% decrease in the number of homes delivered, partly offset by a 3% increase in the average selling price. We delivered 2,214 homes in the six months ended May 31, 2011, down from 3,108 homes delivered in the year-earlier period. The year-over-year decrease in the number of homes delivered reflected the lower backlog levels at the beginning of the first and second quarters of 2011 as compared to the year-earlier periods for the reasons described above with respect to the second quarter of 2011. Our average selling price for the six months ended May 31, 2011 increased to $210,100 from $203,500 for the six months ended May 31, 2010. The year-over-year increase in the average selling price primarily reflected changes in the proportion of homes delivered from higher-priced communities and a shift in product mix.
During the three months ended May 31, 2011, there were no land sale revenues, compared to land sale revenues of $2.1 million for the three months ended May 31, 2010. For the six months ended May 31, 2011, revenues from land sales totaled $.1 million, compared to $2.4 million for the corresponding period of 2010. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions.
Operating Loss. Our homebuilding business generated operating losses of $57.5 million for the three months ended May 31, 2011 and $17.3 million for the three months ended May 31, 2010 as a result of losses from our housing operations. Within our homebuilding operations, our 2011 second quarter operating loss reflected $20.6 million of pretax, noncash inventory impairment and land option contract abandonment charges, lower gross profits compared to the year-earlier quarter, and a $14.6 million loss on loan guaranty. The decrease in gross profits for the three months ended May 31, 2011 reflected fewer homes delivered and a lower housing gross margin. The loss on loan guaranty resulted from our updated estimate of our probable net payment obligation to reflect the terms of the agreement effective June 10, 2011 regarding the Plan. Based on the agreement and the Plan, our consolidated financial statements at May 31, 2011 reflect a net payment obligation of $226.4 million, representing our estimate of the probable amount that we would pay to the Administrative Agent (on behalf of the South Edge lenders) related to the Springing Guaranty and to pay for certain fees, expenses and charges and for certain allowed general unsecured claims in the South Edge bankruptcy case, as discussed below under “Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments.” In satisfying this payment obligation, we would expect to assume the lenders’ lien position and/or become a part owner of an entity that would acquire the land owned by South Edge through a bankruptcy court-approved process. Therefore, we currently expect to be able to realize the value of our share of the South Edge land. Thus, in our consolidated financial statements, our probable net payment obligation is partially offset by $75.2 million, the estimated fair value of our share of the South Edge land at May 31, 2011.
Our housing gross margin decreased by 10.4 percentage points to 7.3% in the second quarter of 2011 from 17.7% in the year-earlier quarter. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, was 14.9% in the second quarter of 2011 and 17.7% in the second quarter of 2010. The year-over-year decrease in our housing gross margin, excluding inventory impairment and land option contract abandonment charges, was driven by a combination of reduced operating leverage from the lower volume of homes delivered, competitive pricing pressure in certain markets, a higher proportion of homes delivered from communities with lower margin levels and a shift in product mix. On a sequential basis, our 2011 second quarter housing gross margin, excluding inventory impairment and land option contract abandonment charges, improved by 1.5 percentage points as compared to the 2011 first quarter.
Our land sales generated break-even results in the three months ended May 31, 2010.
Selling, general and administrative expenses totaled $62.5 million in the three months ended May 31, 2011, decreasing by $20.5 million, or 25%, from $83.0 million in the year-earlier period. The year-over-year decrease was mainly due to our ongoing efforts to streamline our organizational structure and reduce overhead, a drop in legal expenses, and fewer homes delivered. As a percentage of housing revenues, selling, general and administrative expenses increased slightly to 23.2% in the three months ended May 31, 2011 from 22.4% in the corresponding 2010 period, reflecting the year-over-year decrease in housing revenues. Sequentially, selling, general and administrative expenses as a percentage of housing revenues for the second quarter of 2011 improved by 2.2 percentage points from 25.4% for the first quarter of 2011.
Our homebuilding business posted operating losses of $105.3 million for the six months ended May 31, 2011 and $53.6 million for the six months ended May 31, 2010, due to losses from housing operations. Within our homebuilding operations, our operating loss for the first six months of 2011 increased by $51.8 million from the year-earlier period due to higher pretax, noncash inventory impairment and land option contract abandonment charges, lower gross profits compared to the year-earlier period and a $37.3 million loss on loan guaranty. The decrease in gross profits for the six months ended May 31, 2011 reflected fewer homes delivered and a lower housing gross margin. The loss on loan guaranty resulted from recording our estimate of our probable net payment obligation related to the Springing Guaranty during the first quarter of 2011 and updating this estimate in the second quarter of 2011 to reflect the terms of the agreement effective June 10, 2011 regarding the Plan. The $37.3 million charge we recognized to reflect the loss on loan guaranty is in addition to the pretax, noncash joint venture impairment charge we recognized in the first quarter of 2011 to write off our remaining investment in South Edge.
In the first six months of 2011, our housing gross margin decreased by 6.6 percentage points to 9.5% from 16.1% in the year-earlier period. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, was 14.3% in the six months ended May 31, 2011 and 18.2% in the six months ended May 31, 2010. The year-over-year decrease in our housing gross margin reflected the same factors described above regarding the reduction in our housing gross margin in the 2011 second quarter.
Selling, general and administrative expenses decreased by $43.1 million, or 28%, to $112.1 million in the six months ended May 31, 2011 from $155.2 million in the corresponding period of 2010. As a percentage of housing revenues, selling, general and administrative expenses decreased to 24.1% in the first six months of 2011 from 24.5% in the year-earlier period, primarily due to the year-over-year reduction in our expenses.
Our land sales generated break-even results in the six months ended May 31, 2011 and 2010.
Pretax, noncash inventory impairment and land option contract abandonment charges totaled $20.6 million in the three months ended May 31, 2011. There were no such charges for the three months ended May 31, 2010. For the six months ended May 31, 2011 and 2010, pretax, noncash inventory impairment and land option contract abandonment charges totaled $22.4 million and $13.4 million, respectively. Each land parcel or community in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis. We evaluated 33 land parcels or communities and 28 land parcels or communities for recoverability during the three months ended May 31, 2011 and 2010, respectively. We evaluated 64 land parcels or communities and 55 land parcels or communities for recoverability during the six months ended May 31, 2011 and 2010, respectively.
When an indicator of potential impairment is identified for a land parcel or community, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which an asset is located as well as factors known to us at the time the cash flows are calculated. The undiscounted future net cash flows consider recent trends in our sales, backlog and cancellation rates. Among the trends considered with respect to the three-month and six-month periods ended May 31, 2011 and 2010 was the impact on demand of the April 30, 2010 expiration of the federal homebuyer tax credit. Also taken into account are our future expectations related to the following: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. With respect to the three-month and six-month periods ended May 31, 2011, these expectations have reflected our experience that market conditions for our assets in inventory where impairment indicators are identified have been generally stable in 2010 and into 2011, with no significant deterioration or improvement identified as to revenue and cost drivers, excluding the temporary, though significant impact of the expiration of the federal homebuyer tax credit. Our inventory assessments therefore considered an expected improved sales pace as we move through the remainder of 2011. Our considerations in this regard took into account that, on a sequential basis, net orders for the second quarter of 2011 increased 53% from the first quarter of 2011.
Given the inherent challenges and uncertainties in forecasting future results, our inventory assessments at the time they are made generally assume the continuation of then-current market conditions, subject to identifying information suggesting a sustained deterioration or improvement in such conditions or other significant changes. Therefore, for most of our assets in inventory where impairment indicators are identified, our quarterly inventory assessments in 2011 will, at the time they are made, anticipate sales rates, average selling prices and costs to generally continue at or near then-current levels through an affected asset’s estimated remaining life. These estimates, trends and expectations are specific to each land parcel or community and may vary among land parcels or communities.
In our inventory assessments during the second quarter of 2011, we determined that the declines in our sales and backlog levels that we experienced in the third and fourth quarters of 2010 did not reflect a sustained change in market conditions preventing recoverability. Rather, they reflected the effects of the temporary surge in demand motivated by the April 30, 2010 expiration of the federal homebuyer tax credit. Also contributing to these declines in our sales and backlog levels were strategic community count reductions we made in selected underperforming markets in previous quarters.

A real estate asset is considered impaired when its carrying value is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. The discount rates used in our estimated discounted cash flows ranged from 17% to 20% during the three-month and six-month periods ended May 31, 2011 and the six-month period ended May 31, 2010.
Based on the results of our evaluations, we recognized pretax, noncash inventory impairment charges of $20.1 million in the three months ended May 31, 2011 associated with five land parcels or communities with a post-impairment fair value of $27.6 million. These charges reflect an $18.1 million adjustment to the fair value of real estate collateral in our Southwest reporting segment that we took back on a note receivable. There were no such charges in the three months ended May 31, 2010. In the six months ended May 31, 2011, we recognized pretax, noncash inventory impairment charges of $21.1 million associated with eight land parcels or communities with a post-impairment fair value of $28.8 million. In the six months ended May 31, 2010, we recognized $6.8 million of such charges associated with four land parcels or communities. The inventory impairments we recorded during the three-month and six-month periods ended May 31, 2011 and the six-month period ended May 31, 2010 reflected declining asset values in certain markets due to unfavorable economic and competitive conditions.
As of May 31, 2011, the aggregate carrying value of our inventory that had been impacted by pretax, noncash inventory impairment charges was $391.6 million, representing 59 communities and various other land parcels. As of November 30, 2010, the aggregate carrying value of our inventory that had been impacted by pretax, noncash inventory impairment charges was $418.5 million, representing 72 communities and various other land parcels.
In the second quarter of 2011, pretax, noncash land option contract abandonment charges totaled $.5 million and corresponded to 117 lots. In the second quarter of 2010, there were no such land option contract abandonment charges. In the six months ended May 31, 2011 and 2010, we recognized pretax, noncash land option contract abandonment charges of $1.3 million corresponding to 258 lots and $6.5 million corresponding to 401 lots, respectively. The charges for land option contract abandonments reflected our termination of land option contracts on projects that no longer met our investment standards or marketing strategy.
Interest Income. Interest income, which is generated from short-term investments and mortgages receivable, totaled $.3 million for the three months ended May 31, 2011 and $.6 million for the year-earlier period. For the six months ended May 31, 2011, interest income totaled $.7 million compared to $1.0 million for the corresponding period of 2010. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates.
Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $13.1 million for the three months ended May 31, 2011 and $16.5 million for the three months ended May 31, 2010. Interest expense for the three months ended May 31, 2010 included $.4 million of debt issuance costs written off in connection with our voluntary termination of the Credit Facility on March 31, 2010. For the six months ended May 31, 2011 and 2010, our interest expense, net of amounts capitalized, totaled $24.6 million and $35.9 million, respectively. Interest expense for the six months ended May 31, 2011 included a $3.6 million gain on the early extinguishment of secured debt. Interest expense for the six months ended May 31, 2010 included $1.8 million of debt issuance costs written off in connection with our voluntary reduction of the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million and the subsequent voluntary termination of the Credit Facility. The percentage of interest capitalized rose to 55% in the second quarter of 2011 from 45% in the year-earlier quarter. For the six months ended May 31, 2011, the percentage of interest capitalized increased to 52% from 43% for the year-earlier period. The percentage of interest capitalized increased in both periods due to an increase in the amount of inventory qualifying for interest capitalization. Gross interest incurred decreased to $29.5 million for the three months ended May 31, 2011 from $29.8 million for the year-earlier period, which included $.4 million of debt issuance costs written off in connection with our voluntary termination of the Credit Facility. For the six months ended May 31, 2011, gross interest incurred decreased to $55.4 million from $61.9 million in the corresponding period of 2010 as a result of a lower average debt level in 2011 and the $3.6 million gain on the early extinguishment of secured debt included in 2011, compared to the write-off of $1.8 million of debt issuance costs included in 2010.

Equity in Loss of Unconsolidated Joint Ventures. Our equity in loss of unconsolidated joint ventures was $.1 million for the three months ended May 31, 2011 and totaled $1.5 million for the three months ended May 31, 2010. Our unconsolidated joint ventures delivered no homes in the three months ended May 31, 2011 and 34 homes in year-earlier period. Our unconsolidated joint ventures posted no combined revenues in the second quarter of 2011 compared to $14.3 million in the year-earlier quarter. Our unconsolidated joint ventures generated combined losses of $.2 million in the second quarter of 2011 and $6.5 million in the second quarter of 2010.
For the six months ended May 31, 2011, our equity in loss of unconsolidated joint ventures increased to $55.9 million from $2.7 million for the six months ended May 31, 2010. The increased loss in the six months ended May 31, 2011 was primarily due to our recognizing a pretax, noncash charge of $53.7 million to write off our remaining investment in South Edge based on the February 3, 2011 court decision discussed below under “Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments” and “Part II — Item 1. Legal Proceedings.” Given the court decision, we determined that our investment in South Edge was no longer recoverable.
Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. Our unconsolidated joint ventures delivered 1 home in the first six months of 2011 and 55 homes in the first six months of 2010. Our unconsolidated joint ventures posted combined revenues of $.2 million for the six months ended May 31, 2011 compared to $100.1 million for the year-earlier quarter. The year-over-year decrease in unconsolidated joint venture revenues in 2011 was primarily due to the sale of land by an unconsolidated joint venture in our Southeast segment in 2010. Our unconsolidated joint ventures generated combined losses of $4.6 million for the six months ended May 31, 2011 and $9.5 million for the corresponding period of 2010.
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
Housing Gross Margin, Excluding Inventory Impairment and Land Option Contract Abandonment Charges. The following table reconciles our housing gross margin calculated in accordance with GAAP to the non-GAAP financial measure of our housing gross margin, excluding inventory impairment and land option contract abandonment charges (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010

Housing revenues	$465,206	$632,579	$269,983	$370,421
Housing construction and land costs	(421,052)	(530,950)	(250,381)	(304,756)

Housing gross margin	44,154	101,629	19,602	65,665
Add: Inventory impairment and land option contract abandonment charges	22,294	13,362	20,591	—

Housing gross margin, excluding inventory impairment and land option contract abandonment charges	$66,448	$114,991	$40,193	$65,665

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010

Housing gross margin as a percentage of housing revenues	9.5%	16.1%	7.3%	17.7%
Housing gross margin, excluding inventory impairment and land option contract abandonment charges, as a percentage of housing revenues	14.3%	18.2%	14.9%	17.7%

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
Ratio of Net Debt to Total Capital. The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	May 31,	November 30,
	2011	2010

Mortgages and notes payable	$1,691,659	$1,775,529
Stockholders’ equity	443,452	631,878

Total capital	$2,135,111	$2,407,407

Ratio of debt to total capital	79.2%	73.8%

Mortgages and notes payable	$1,691,659	$1,775,529
Less: Cash and cash equivalents and restricted cash	(735,267)	(1,019,878)

Net debt	956,392	755,651
Stockholders’ equity	443,452	631,878

Total capital	$1,399,844	$1,387,529

Ratio of net debt to total capital	68.3%	54.5%

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
HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010
West Coast:
Revenues	$178,914	$272,089	$107,143	$163,655
Construction and land costs	(147,630)	(207,707)	(89,351)	(127,678)
Selling, general and administrative expenses	(15,614)	(32,732)	(14,475)	(16,394)

Operating income	15,670	31,650	3,317	19,583
Other, net	(9,079)	(15,594)	(5,591)	(6,884)

Pretax income (loss)	$6,591	$16,056	$(2,274)	$12,699

Southwest:
Revenues	$51,932	$93,450	$28,632	$59,602
Construction and land costs	(59,095)	(72,159)	(42,277)	(45,136)
Selling, general and administrative expenses	(12,721)	(22,732)	(6,426)	(16,143)
Loss on loan guaranty	(37,330)	—	(14,572)	—

Operating loss	(57,214)	(1,441)	(34,643)	(1,677)
Other, net	(59,607)	(8,556)	(1,849)	(3,857)

Pretax loss	$(116,821)	$(9,997)	$(36,492)	$(5,534)

Central:
Revenues	$144,790	$174,751	$84,201	$91,826
Construction and land costs	(124,952)	(149,691)	(71,701)	(76,023)
Selling, general and administrative expenses	(26,337)	(28,030)	(14,444)	(14,850)

Operating loss	(6,499)	(2,970)	(1,944)	953
Other, net	(3,703)	(6,137)	(1,549)	(2,756)

Pretax loss	$(10,202)	$(9,107)	$(3,493)	$(1,803)

Southeast:
Revenues	$89,648	$94,735	$50,007	$57,431
Construction and land costs	(86,649)	(98,918)	(45,488)	(55,306)
Selling, general and administrative expenses	(18,005)	(17,755)	(9,481)	(8,301)

Operating loss	(15,006)	(21,938)	(4,962)	(6,176)
Other, net	(8,015)	(9,323)	(4,031)	(4,899)

Pretax loss	$(23,021)	$(31,261)	$(8,993)	$(11,075)

West Coast. Total revenues from our West Coast reporting segment decreased 35% to $107.1 million for the three months ended May 31, 2011 from $163.7 million for the year-earlier period, with revenues for each period generated entirely from housing operations. Housing revenues for the second quarter of 2011 declined from the year-earlier quarter due to a 29% decrease in homes delivered and a 7% decline in the average selling price. We delivered 353 homes in the three months ended May 31, 2011, down from 500 homes delivered in the year-earlier period, primarily due to this segment having 37% fewer homes in backlog at the beginning of the 2011 second quarter, on a year-over-year basis, as net orders declined in the fourth quarter of 2010 and the first quarter of 2011 primarily reflecting the impact of the April 30, 2010 expiration of the federal homebuyer tax credit. The average selling price decreased to $303,500 in the second quarter of 2011 from $327,300 in the second quarter of 2010, primarily due to a shift in product mix.
This segment generated a pretax loss of $2.3 million for the three months ended May 31, 2011 and pretax income of $12.7 million for the three months ended May 31, 2010. Pretax results declined in the second quarter of 2011 compared to the year-earlier quarter due to lower gross profits, partly offset by decreases in selling, general and administrative expenses. The gross margin decreased to 16.6% in the second quarter of 2011 from 22.0% in the year-earlier quarter, primarily due to a shift in product mix and reduced operating leverage from the lower volume of homes delivered. The decrease in the gross margin was also partly due to pretax, noncash charges for inventory impairments and land option contract abandonments of $1.4 million in the second quarter of 2011. In the second quarter of 2010, there were no such charges. Selling, general and administrative expenses decreased by $1.9 million, or 12%, to $14.5 million in the second quarter of 2011 from $16.4 million in the second quarter of 2010, reflecting our actions to reduce overhead costs.
For the six months ended May 31, 2011, our West Coast segment generated total revenues of $178.9 million, compared to $272.1 million for the year-earlier period. The revenues for the first six months of both 2011 and 2010 were generated entirely from housing operations. For the six months ended May 31, 2011, housing revenues declined 34% from the year-earlier period due to a 31% decrease in homes delivered and a 4% decline in the average selling price. Homes delivered decreased to 577 in the six months ended May 31, 2011 from 840 in the six months ended May 31, 2010, reflecting lower backlog levels at the beginning of the first and second quarters of 2011 as compared to the corresponding year-earlier periods. The average selling price declined to $310,100 in the first six months of 2011 from $323,900 in the year-earlier period for the reasons described above with respect to the three-month period ended May 31, 2011.
This segment posted pretax income of $6.6 million for the six months ended May 31, 2011 and $16.1 million for the six months ended May 31, 2010. The year-over-year decrease in pretax results was primarily due to lower gross profits, partly offset by decreases in selling, general and administrative expenses. The gross margin decreased to 17.5% in the first six months of 2011 from 23.7% in the year-earlier period for the reasons described above with respect to the three-month period ended May 31, 2011. Pretax, noncash charges for inventory impairments and land option contract abandonments were $1.5 million in the six months ended May 31, 2011 and $1.2 million in the year-earlier period. Selling, general and administrative expenses decreased by $17.1 million, or 52%, to $15.6 million in the first six months of 2011 from $32.7 million in the first six months of 2010, largely due to a gain on the sale of a multi-level residential building we operated as a rental property and our efforts to reduce overhead costs.
Southwest. Our Southwest reporting segment generated total revenues of $28.6 million for the three months ended May 31, 2011, down 52% from $59.6 million for the year-earlier period, due to lower housing and land sale revenues. Housing revenues of $28.6 million for the 2011 second quarter decreased 50% from $57.6 million for the year-earlier quarter due to a 49% decrease in the number of homes delivered and a 3% decline in the average selling price. We delivered 183 homes at an average selling price of $156,500 in the second quarter of 2011 compared to 359 homes delivered at an average selling price of $160,600 in the year-earlier quarter. The year-over-year decrease in the number of homes delivered was largely due to this segment having 51% fewer homes in backlog at the start of the 2011 second quarter compared to the start of the 2010 second quarter, which reflected weak housing market conditions and a highly competitive environment for net orders in the fourth quarter of 2010 and the first quarter of 2011. The decline in the average selling price reflected market conditions and our rollout of new product in this segment at lower price points compared to our previous product. This segment generated no land sale revenues for the second quarter of 2011 compared to $2.0 million for the year-earlier quarter.
This segment posted pretax losses of $36.5 million for the three months ended May 31, 2011 and $5.5 million for the three months ended May 31, 2010. The pretax loss was higher for the second quarter of 2011 compared to the year-earlier quarter primarily due to lower gross profits and the $14.6 million loss on loan guaranty related to South Edge. The gross margin decreased to negative 47.7% in the second quarter of 2011 from 24.3% in the second quarter of 2010, largely due to pretax, noncash inventory impairment and land option contract abandonment charges. These charges totaled $18.7 million in the second quarter of 2011, compared to no such charges in the year-earlier quarter, primarily reflecting an $18.1 million adjustment to fair value of real estate collateral in this segment that we took back on a note receivable. Selling, general and administrative expenses decreased by $9.7 million, or 60%, to $6.4 million in the quarter ended May 31, 2011 from $16.1 million in the year-earlier quarter, mainly due to overhead reductions and other cost-saving initiatives, a drop in legal expenses, and a lower volume of homes delivered in this segment.
For the six months ended May 31, 2011, total revenues from our Southwest segment decreased 44% to $51.9 million, from $93.5 million for the year-earlier period, reflecting lower housing and land sale revenues. Housing revenues decreased 43% to $51.9 million from $91.5 million for the year-earlier period due to a 41% decrease in the number of homes delivered and a 4% decline in the average selling price. We delivered 341 homes in the six months ended May 31, 2011 compared to 575 homes delivered in the year-earlier period due to lower backlog levels at the beginning of the first and second quarters of 2011. The average selling price decreased to $152,300 in the first six months of 2011 from $159,100 in the first six months of 2010, reflecting the downward pricing pressures described above with respect to the three-month period ended May 31, 2011. This segment posted no land sale revenues for the first six months of 2011 compared to $2.0 million for the year-earlier period.
Pretax losses from this segment totaled $116.8 million for the six months ended May 31, 2011 and $10.0 million for the year-earlier period. The pretax loss increased for the first six months of 2011 compared to the corresponding period of 2010 principally due to the $53.7 million noncash joint venture impairment charges we incurred in writing off our investment in South Edge and the $37.3 million loss on loan guaranty also related to South Edge. The gross margin decreased to negative 13.8% in the six months ended May 31, 2011 from 22.8% in the six months ended May 31, 2010, reflecting pretax, noncash inventory impairment and land option contract abandonment charges. These charges totaled $19.0 million in the six months ended May 31, 2011, compared to no such charges in the year-earlier period. Selling, general and administrative expenses decreased by $10.0 million, or 44%, to $12.7 million in the first six months of 2011 from $22.7 million in the year-earlier period for the reasons described above with respect to the three-month period ended May 31, 2011.
Central. Total revenues from our Central reporting segment decreased 8% to $84.2 million for the three months ended May 31, 2011 from $91.8 million for the three months ended May 31, 2010, primarily due to a decline in housing revenues. In the second quarter of 2011, housing revenues decreased 8% to $84.2 million from $91.7 million in the year-earlier quarter due to a 14% decrease in homes delivered, partly offset by a 6% increase in the average selling price. In the second quarter of 2011, we delivered 475 homes at an average selling price of $177,300 compared to 550 homes delivered in the second quarter of 2010 at an average selling price of $166,700. The year-over-year decrease in the number of homes delivered was partly due to the 31% lower backlog at the start of the 2011 second quarter compared to the year-earlier quarter, which was driven by a decline in net orders in the fourth quarter of 2010 and the first quarter of 2011 primarily reflecting the impact of the April 30, 2010 expiration of the federal homebuyer tax credit. The higher average selling price reflected a change in product mix. This segment generated no land sale revenues for the second quarter of 2011, compared to land sale revenues of $.1 million for the year-earlier quarter.
Pretax losses from this segment totaled $3.5 million for the three months ended May 31, 2011 and $1.8 million for the year-earlier period. In the second quarter of 2011, the pretax loss increased by $1.7 million from the second quarter of 2010, mainly due to lower gross profits reflecting fewer homes delivered in this segment. The gross margin decreased to 14.8% in the second quarter of 2011 from 17.2% in the second quarter of 2010, reflecting reduced operating leverage from the lower volume of homes delivered. Selling, general and administrative expenses totaled $14.4 million in the three months ended May 31, 2011, a 3% decrease from $14.9 million in the three months ended May 31, 2010.
For the six months ended May 31, 2011, our Central segment posted total revenues of $144.8 million, down 17% from $174.8 million for the year-earlier period, reflecting lower housing revenues. Housing revenues decreased 17% to $144.7 million for the first six months of 2011 from $174.3 million for the year-earlier period, mainly due to a 22% decrease in homes delivered, partly offset by a 7% increase in the average selling price. We delivered 838 homes in the six months ended May 31, 2011 compared to 1,079 homes delivered in the year-earlier period, reflecting lower backlog levels at the beginning of the first and second quarters of 2011 and a strategic community count reduction in underperforming markets in previous quarters to align our operations in this segment with reduced housing market activity. The average selling price rose to $172,700 in the first six months of 2011 from $161,500 in the year-earlier period, primarily due to a change in product mix. Land sale revenues totaled $.1 million for the six months ended May 31, 2011 and $.5 million for the six months ended May 31, 2010.
This segment posted pretax losses of $10.2 million for the six months ended May 31, 2011 and $9.1 million for the six months ended May 31, 2010. The pretax loss for the first six months of 2011 included $.3 million of noncash inventory impairment and land option contract abandonment charges, compared to $6.3 million of noncash land option contract abandonment charges in the year-earlier period. The gross margin decreased slightly to 13.7% in the six months ended May 31, 2011 from 14.3% in the year-earlier period. Selling, general and administrative expenses of $26.3 million in the first half of 2011 decreased by $1.7 million, or 6%, from $28.0 million in the corresponding period of 2010.
Southeast. Our Southeast reporting segment generated total revenues of $50.0 million for the second quarter of 2011, down 13% from $57.4 million for the year-earlier quarter. All of this segment’s revenues for each period were generated from housing operations. Housing revenues reflected a 32% year-over-year decrease in homes delivered, partly offset by a 28% year-over-year increase in the average selling price. We delivered 254 homes in the second quarter of 2011, down from 373 homes delivered in the year-earlier quarter, largely due to this segment having 45% fewer homes in backlog at the start of the second quarter of 2011 as compared to the year-earlier period, due in part to a strategic reduction in our market presence in the Carolinas. The average selling price increased to $196,900 in the second quarter of 2011 from $154,000 in the year-earlier quarter, reflecting a change in product mix and a higher number of homes delivered from our higher-priced communities in the Washington D.C. metro market in 2011.
Pretax losses from this segment totaled $9.0 million for the three months ended May 31, 2011 and $11.1 million for the year-earlier period. The loss from this segment narrowed for the three months ended May 31, 2011 from the year-earlier period, reflecting higher gross profits, partly offset by an increase in selling, general and administrative expenses. The gross margin improved to 9.0% in the second quarter of 2011 from 3.7% in the second quarter of 2010. There were $.6 million of pretax, noncash inventory impairment and land option contract abandonment charges in the second quarter of 2011, compared to no such charges in the second quarter of 2010. Selling, general and administrative expenses increased by $1.2 million, or 14%, to $9.5 million in the second quarter of 2011 from $8.3 million in the year-earlier quarter.
For the first six months of 2011, total revenues from our Southeast segment decreased to $89.6 million, down 5% from $94.7 million for the year-earlier period. All of this segment’s revenues in each period were generated from housing operations. Housing revenues for the first half of 2011 declined year over year due to a 25% decrease in the number of homes delivered, partly offset by a 27% increase in the average selling price. We delivered 458 homes in the six months ended May 31, 2011 compared to 614 homes delivered in the year-earlier period, largely due to the lower backlog at the beginning of the first and second quarters of 2011 as compared to the year-earlier periods. The lower backlog in the 2011 period was due in part to a strategic reduction in our market presence in the Carolinas. The average selling price rose to $195,700 in the first six months of 2011 from $154,300 in the year-earlier period for the reasons described above with respect to the three-month period ended May 31, 2011.
This segment posted pretax losses of $23.0 million for the six months ended May 31, 2011 and $31.3 million for the six months ended May 31, 2010. The pretax loss for the six months ended May 31, 2011 narrowed on a year-over-year basis due to an increase in the gross margin, partly offset by a slight increase in selling, general and administrative expenses. In the six months ended May 31, 2011, pretax, noncash charges for inventory impairments and land option contract abandonments totaled $1.6 million, compared to $4.9 million in the year-earlier period. The gross margin improved to 3.3% in the six months ended May 31, 2011, from negative 4.4% in the six months ended May 31, 2010, largely due to the increase in the average selling price. Selling, general and administrative expenses of $18.0 million in the first six months of 2011 increased by $.2 million, or 1%, from $17.8 million in the first six months of 2010.
FINANCIAL SERVICES
Our financial services segment provides title and insurance services to our homebuyers. This segment also provided mortgage banking services to our homebuyers indirectly through KBA Mortgage, a joint venture of a subsidiary of ours and a subsidiary of Bank of America, N.A. each having a 50% ownership interest in KBA Mortgage. The Bank of America, N.A. subsidiary partner operated KBA Mortgage. We have accounted for KBA Mortgage as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements. From its formation in 2005 until June 30, 2011, KBA Mortgage provided mortgage banking services to a significant proportion of our homebuyers. During the first quarter of 2011, the Bank of America, N.A. subsidiary partner in KBA Mortgage approached us about exiting the joint venture due to the desire of Bank of America, N.A. to cease participating in joint venture structures in its business. As a result, effective June 27, 2011, KBA Mortgage ceased accepting loan applications, and it ceased offering mortgage banking services to our homebuyers after June 30, 2011. After June 30, 2011, Bank of America, N.A. is processing and closing the residential consumer mortgage loans that KBA Mortgage originated for our homebuyers on or before June 26, 2011. We entered into a marketing services agreement with MetLife Home Loans, a division of MetLife Bank, N.A., effective June 27, 2011. Under the agreement, MetLife Home Loans’ personnel located onsite at each of our new home communities can offer (i) financing options and mortgage loan products to our homebuyers, (ii) to prequalify homebuyers for residential consumer mortgage loans, and (iii) to commence the loan origination process for homebuyers who elect to use MetLife Home Loans. We will make marketing materials and other information regarding MetLife Home Loans’ financing options and mortgage loan products available to our homebuyers and will be compensated solely for the fair market value of these services. MetLife Home Loans and MetLife Bank, N.A. are not affiliates of ours or any of our subsidiaries. Our homebuyers are under no obligation to use MetLife Home Loans and may select any lender of their choice to obtain mortgage financing for the purchase of a home. We do not have any ownership, joint venture or other interests in or with

MetLife Home Loans or MetLife Bank, N.A. or with respect to the revenues or income that may be generated from MetLife Home Loans’ providing mortgage banking services to, or originating residential consumer mortgage loans for, our homebuyers. We expect that our agreement with MetLife Home Loans will help our homebuyers to obtain reliable mortgage banking services to purchase a home.
The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Six Months Ended May 31,		Three Months Ended May 31,
	2011	2010	2011	2010

Revenues	$3,394	$3,005	$1,755	$1,538
Expenses	(1,652)	(1,885)	(787)	(992)
Equity in income of unconsolidated joint venture	512	4,950	661	3,629

Pretax income	$2,254	$6,070	$1,629	$4,175

Total originations (a):
Loans	1,399	2,526	801	1,484
Principal	$271,155	$463,237	$155,295	$276,919
Percentage of homebuyers using KBA Mortgage	68%	84%	69%	86%
Loans sold to third parties (a):
Loans	1,410	2,456	798	1,348
Principal	$277,154	$440,137	$150,826	$241,377

(a)	Loan originations and sales occur within KBA Mortgage.
Revenues. Financial services revenues totaled $1.8 million for the three months ended May 31, 2011 and $1.5 million for the three months ended May 31, 2010, and included revenues from interest income, title services and insurance commissions. In the first six months of 2011, financial services revenues totaled $3.4 million compared to $3.0 million in the corresponding year-earlier period. The year-over-year increases in financial services revenues in the three-month and six-month periods ended May 31, 2011 resulted mainly from higher revenues from title services.
Expenses. General and administrative expenses totaled $.8 million in the second quarter of 2011 and $1.0 million in the second quarter of 2010. In the first six months of 2011, general and administrative expenses totaled $1.7 million, compared to $1.9 million in the year-earlier period.
Equity in Income of Unconsolidated Joint Venture. The equity in income of unconsolidated joint venture of $.7 million for the three months ended May 31, 2011 and $3.6 million for the three months ended May 31, 2010 related to our 50% interest in KBA Mortgage. For the six months ended May 31, 2011, the equity in income of unconsolidated joint venture totaled $.5 million, compared to $5.0 million for the six months ended May 31, 2010. The year-over-year decreases in the equity in income of unconsolidated joint venture for the three-month and six-month periods ended May 31, 2011 were mainly due to the lower number of loans originated and a reduced profit per loan. KBA Mortgage originated 801 loans in the second quarter of 2011 compared to 1,484 loans in the year-earlier quarter. In the first six months of 2011, KBA Mortgage originated 1,399 loans, down from 2,526 loans originated in the year-earlier period. The percentage of our homebuyers using KBA Mortgage as a loan originator decreased to 69% for the three months ended May 31, 2011 from 86% for the three months ended May 31, 2010. For the six months ended May 31, 2011, the rate was 68% compared to 84% for the year-earlier period. The year-over-year decreases in the three months and six months ended May 31, 2011 reflected an increased portion of our homebuyers obtaining financing through alternate lenders in light of more conservative loan guidelines implemented by KBA Mortgage.
As discussed above, effective June 27, 2011, KBA Mortgage ceased accepting loan applications, and it ceased offering mortgage banking services to our homebuyers after June 30, 2011. As a result, we anticipate that income generated in our financial services segment from our equity in income of the unconsolidated mortgage banking joint venture (i.e., KBA Mortgage), which we reported in the three- and six-month periods ended May 31, 2011 and 2010, will decline substantially in the quarter ending August 31, 2011 and that no such income will be generated in subsequent periods. Our marketing services agreement with MetLife Home Loans will not result in any income for us based on an equity interest. We will be compensated solely for the fair market value of the services we provide.
INCOME TAXES
Our income tax benefit totaled $.3 million for the three months ended May 31, 2011, compared to income tax expense of $.1 million for the three months ended May 31, 2010. For the six months ended May 31, 2011 and 2010, our income tax expense totaled $.1 million and $.3 million, respectively. Due to the effects of our deferred tax asset valuation allowances, carrybacks of our NOLs, and changes in our unrecognized tax benefits, our effective tax rates for the three-month and six-month periods ended May 31, 2011 and 2010 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax losses for those periods.
In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. During the three months ended May 31, 2011, we recorded a valuation allowance of $25.7 million against net deferred tax assets generated from the loss for the period. During the three months ended May 31, 2010, we recorded a valuation allowance of $12.8 million against net deferred tax assets. For the six months ended May 31, 2011 and 2010, we recorded valuation allowances of $70.8 million and $34.0 million, respectively, against the net deferred tax assets generated from the losses for those periods.
Our net deferred tax assets totaled $1.1 million at both May 31, 2011 and November 30, 2010. The deferred tax asset valuation allowance increased to $841.9 million at May 31, 2011 from $771.1 million at November 30, 2010. This increase reflected the net impact of the $70.8 million valuation allowance recorded during the six months ended May 31, 2011.
The benefits of our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of May 31, 2011, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing.
During the period from 2006 through 2009, amid challenging conditions in the housing market, we focused on generating cash by exiting or reducing our investments in certain markets, selling land positions and interests, and improving the financial performance of our homebuilding operations. The cash generated from these efforts improved our liquidity, enabled us to reduce debt levels and strengthened our consolidated financial position. Based on the prolonged housing downturn and our goals of maintaining a strong and liquid balance sheet and positioning our business to capitalize on future growth opportunities, in 2010 and in the first six months of 2011, we continued to manage our use of cash to operate our business and we made strategic acquisitions of attractive land assets that met our investment and marketing standards to facilitate future growth in the number of communities we operate. We ended our 2011 second quarter with $735.3 million of cash and cash equivalents and restricted cash, with $621.3 million of this amount comprised of unrestricted cash and cash equivalents, compared to $1.02 billion of cash and cash equivalents and restricted cash at November 30, 2010. The majority of our unrestricted cash and cash equivalents at May 31, 2011 were invested in money market accounts and U.S. government securities.
In the second half of 2011, there are two events that are expected to have a significant negative impact on our balance of unrestricted cash and cash equivalents. On August 15, 2011, the remaining $100.0 million balance of our 6 3/8% senior notes matures, and, as discussed further below, on or around November 30, 2011 we will potentially need to satisfy a net payment obligation related to South Edge. We estimate that the probable amount of this net payment obligation is $226.4 million based on the terms of the agreement effective June 10, 2011 regarding the Plan. Following the August 2011 maturity of the remaining balance of our 6 3/8% senior notes, our next senior note maturity is not until 2014. We currently expect to have higher home deliveries, higher housing gross margins, and lower selling, general and administrative expenses as a percentage of housing revenues in the second half of 2011 compared to the first half of 2011. Therefore, excluding our potential net payment obligation related to South Edge, we expect to have positive operating cash flow for the second half of this year. Considering the above factors as a whole, and by maintaining a disciplined approach to land and land development investments, we currently forecast more than ample liquidity at our 2011 fiscal year-end, with a projected balance of cash and cash equivalents and restricted cash of over $500 million after funding our anticipated 2011 operating needs. While we will continue to evaluate our future cash requirements and financing opportunities available in the capital markets, there is no plan to issue equity. Depending on housing market conditions, resource allocation priorities and developments relating to South Edge, we plan to use a portion of our unrestricted cash and cash equivalents in 2011 to acquire additional land assets and increase our community count to support our primary strategic goal of restoring and maintaining profitability. Our land acquisition and community opening plans are further discussed below under “Outlook.”
Capital Resources. At May 31, 2011, we had $1.69 billion of mortgages and notes payable outstanding compared to $1.78 billion outstanding at November 30, 2010, reflecting the repayment of secured debt during the first six months of 2011.
Our financial leverage, as measured by the ratio of debt to total capital, was 79.2% at May 31, 2011, compared to 73.8% at November 30, 2010. Our ratio of net debt to total capital at May 31, 2011 was 68.3%, compared to 54.5% at November 30, 2010.
Following our voluntary termination of the Credit Facility effective March 31, 2010, we entered into the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of May 31, 2011, $86.2 million of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. As of May 31, 2011, the amount of cash maintained for the LOC Facilities totaled $87.2 million and was included in restricted cash on our consolidated balance sheet as of that date. During 2011, we may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities with the same or other financial institutions.
In addition to the cash deposits maintained for the LOC Facilities, restricted cash on our consolidated balance sheet at May 31, 2011 included $26.8 million of cash in an escrow account required as collateral for a surety bond.
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
As of May 31, 2011, we were in compliance with the applicable terms of our covenants under our senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to secure future debt financing may depend in part on our ability to remain in such compliance.
As further described below under “Part II — Item 1. Legal Proceedings,” on February 3, 2011, a bankruptcy court entered an order for relief on the Petition and appointed a Chapter 11 trustee for South Edge. As a result of this court decision and based on the terms of the agreement effective June 10, 2011 regarding the Plan, we estimate that our probable net payment obligation related to South Edge is $226.4 million, though we estimate that our net payment obligation could range between approximately $214 million and $240 million. The ultimate payment we may make will depend on a number of factors, including whether the Plan becomes effective. Our estimate of our probable net payment obligation related to South Edge may change if new information subsequently becomes available.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At May 31, 2011, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $33.6 million, secured primarily by the underlying property.
Consolidated Cash Flows. Operating, investing and financing activities used net cash of $281.2 million in the six months ended May 31, 2011 and $188.6 million in the six months ended May 31, 2010.

Operating Activities. Operating activities used net cash of $271.3 million in the six months ended May 31, 2011 and $112.6 million in the corresponding period of 2010. The year-over-year change in net operating cash flows was primarily due to a $190.7 million federal income tax refund we received during the six months ended May 31, 2010. There was no such refund received in the six months ended May 31, 2011.
Our uses of operating cash in the first six months of 2011 included a net loss of $183.0 million, a net increase in inventories of $167.8 million (excluding the acquired property securing a $40.0 million note receivable; inventory impairment and land option contract abandonment charges; and an increase of $12.8 million in consolidated inventories not owned) in conjunction with our land asset acquisition activities, a net decrease in accounts payable, accrued expenses and other liabilities of $28.1 million, other operating uses of $6.0 million and a net increase in receivables of $1.4 million.
In the first six months of 2010, our uses of operating cash included a net increase in inventories of $155.2 million (excluding inventory impairment and land option contract abandonment charges; $6.3 million of inventories acquired through seller financing; and a decrease of $35.6 million in consolidated inventories not owned), a net loss of $85.4 million, a net decrease in accounts payable, accrued expenses and other liabilities of $81.6 million, and other operating uses of $2.7 million. The cash used in the first six months of 2010 was partly offset by a net decrease in receivables of $183.4 million, mainly due to the $190.7 million federal income tax refund we received during the period.
Investing Activities. Investing activities provided net cash of $78.6 million in the three months ended May 31, 2011 and used net cash of $2.2 million in the year-earlier period. The year-over-year change in net investing cash flows was primarily due to proceeds of $80.6 million received in the first six months of 2011 from the sale of a multi-level residential building we operated as a rental property. The cash provided was partly offset by $1.9 million used for investments in unconsolidated joint ventures and $.1 million used for net purchases of property and equipment. In the first six months of 2010, we used cash of $1.8 million for investments in unconsolidated joint ventures and $.4 million for net purchases of property and equipment.
Financing Activities. Financing activities used net cash of $88.5 million in the first six months of 2011 and $73.8 million in the first six months of 2010. The year-over-year change resulted primarily from a larger amount of cash used for net payments on mortgages and land contracts due to land sellers and other loans in 2011 compared to 2010, and the fluctuation in our restricted cash balance. In the first six months of 2011, cash was used for net payments on mortgages and land contracts due to land sellers and other loans of $80.8 million, primarily related to the repayment of debt secured by the multi-level residential building we sold during the period. Uses of cash in the first six months of 2011 also included dividend payments on our common stock of $9.6 million. The cash used was partially offset by a $1.5 million decrease in our restricted cash balance and $.4 million of cash provided from the issuance of common stock under employee stock plans.
In the first six months of 2010, cash was used for net payments of $71.8 million on mortgages and land contracts due to land sellers and other loans, dividend payments on common stock of $9.6 million and repurchases of common stock of $.4 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. The cash used was partially offset by $6.5 million provided from a reduction in the restricted cash balance, $.9 million from the issuance of common stock under employee stock plans and $.6 million from excess tax benefits associated with the exercise of stock options.
During the three months ended February 28, 2011, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 17, 2011 to stockholders of record on February 3, 2011. During the three months ended May 31, 2011, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on May 19, 2011 to stockholders of record on May 5, 2011. A cash dividend of $.0625 per share of common stock was also declared and paid during the three months ended February 28, 2010 and the three months ended May 31, 2010. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Shelf Registration Statement. We have an automatically effective universal shelf registration statement on file with the SEC. The registration statement registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined.

Share Repurchase Program. At May 31, 2011, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in 2011. We have not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.
In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, and notwithstanding the August 15, 2011 maturity of the remaining balance of our 6 3/8% senior notes and our potential net payment obligation related to South Edge, we believe we will have adequate resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, consistent with our investment, marketing and operational standards, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business, both on a short- and long-term basis. Although our land asset acquisition and development activities will remain subject to market conditions in 2011, we are analyzing potential acquisitions and will use our present financial position and a portion of our unrestricted cash resources to purchase assets in desirable, long-term markets when the prices, timing and strategic fit meet our investment and marketing standards. We may also use or redeploy our unrestricted cash and cash equivalents or engage in other financial transactions, including capital markets transactions, in 2011, though there is no plan to issue equity.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
We have investments in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. We entered into these unconsolidated joint ventures in previous years to reduce or share market and development risks and to increase the number of our owned and controlled homesites. In some instances, participation in these unconsolidated joint ventures has enabled us to acquire and develop land that we might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While we have viewed our participation in these unconsolidated joint ventures as beneficial to our homebuilding activities, we do not view such participation as essential and have unwound our participation in a number of these unconsolidated joint ventures in the past few years.
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
We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $193.0 million at May 31, 2011 and $789.4 million at November 30, 2010. Our investment in these unconsolidated joint ventures totaled $51.1 million at May 31, 2011 and $105.6 million at November 30, 2010.
Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements. To finance their respective land acquisition and development activities, certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Of our unconsolidated joint ventures at November 30, 2010, only South Edge had outstanding debt, which was secured by a lien on South Edge’s assets, with a principal balance of $327.9 million. As of May 31, 2011, the principal balance of South Edge’s outstanding debt remained at $327.9 million.
In certain instances, we and/or our partner(s) in an unconsolidated joint venture have provided completion and/or carve-out guarantees to the unconsolidated joint venture’s lenders. A completion guaranty refers to the physical completion of improvements for a project and/or the obligation to contribute equity to an unconsolidated joint venture to enable it to fund its completion obligations. Our potential responsibility under our completion guarantees, if triggered, is highly dependent on the facts of a particular case. A carve-out guaranty refers to the payment of losses a lender suffers due to certain bad acts or omissions by an unconsolidated joint venture or its partners, such as fraud or misappropriation, or due to environmental liabilities arising with respect to the relevant project.
In addition to completion and carve-out guarantees, we provided the Springing Guaranty to the Administrative Agent in connection with the loans made to South Edge that comprise its outstanding debt. By its terms, the Springing Guaranty’s obligations arise after the occurrence of an involuntary bankruptcy proceeding or an involuntary bankruptcy petition filed against South Edge that is not dismissed within 60 days or for which an order or decree approving or ordering any such proceeding or petition is entered. On February 3, 2011, a bankruptcy court entered an order for relief on the Petition and appointed a Chapter 11 trustee for South Edge. Although we believe that there are potential offsets or defenses to prevent or minimize the enforcement of the Springing Guaranty, as a result of the February 3, 2011 order for relief on the Petition, we consider it probable that we became responsible to pay certain amounts to the Administrative Agent related to the Springing Guaranty. Therefore, our consolidated financial statements at May 31, 2011 reflect a net payment obligation of $226.4 million, representing our estimate of the probable amount that we would pay to the Administrative Agent (on behalf of the South Edge lenders) related to the Springing Guaranty and to pay for certain fees, expenses and charges and for certain allowed general unsecured claims in the South Edge bankruptcy case. This estimate, which updates our estimate of our probable net payment obligation at February 28, 2011, is based on the agreement, effective June 10, 2011, regarding the Plan. As a result of recording our probable net payment obligation at February 28, 2011, and taking into account accruals we had previously established with respect to South Edge and factoring in an offset for the estimated fair value of the South Edge land we expect to acquire as a result of satisfying the payment obligation, as discussed below, we recognized a charge of $22.8 million in the first quarter of 2011 that was reflected as a loss on loan guaranty in our consolidated statements of operations. This charge was in addition to the joint venture impairment charge of $53.7 million that we recognized in the first quarter of 2011 to write off our investment in South Edge. In the second quarter of 2011, in updating our estimate of our probable net payment obligation to reflect the terms of the agreement effective June 10, 2011 regarding the Plan, we recorded an additional loss on loan guaranty of $14.6 million. The agreement effective June 10, 2011 and the Plan are discussed further below under “Part II — Item 1. Legal Proceedings.”
Based on the terms of the Plan, we anticipate acquiring approximately 600 developable acres of the land owned by South Edge. Therefore, we consider our probable net payment obligation to be partially offset by $75.2 million, this estimated fair value of our share of the South Edge land at May 31, 2011. We calculated this estimated fair value using a present value methodology and assuming that we would develop the land, build and sell homes on most of the land, and sell the remainder of the developed land. This fair value estimate at May 31, 2011 reflected our expectations of the price we would receive for our share of the South Edge land in the land’s then-current state in an orderly (not a forced) transaction under then-prevailing market conditions. This fair value estimate also reflected judgments and key assumptions concerning (a) housing market supply and demand conditions, including estimates of average selling prices; (b) estimates of potential future home sales and cancellation rates; (c) anticipated entitlements and development plans for the land; (d) anticipated land development, construction and overhead costs to be incurred; and (e) a risk-free rate of return and an expected risk premium, in each case in relation to an expected 15-year life for the South Edge project.
Among the key assumptions used in the present value methodology was the anticipated appreciation in revenues and costs over the expected life of the South Edge project, which is further discussed above in Note 10. Investments in Unconsolidated Joint Ventures. Due to the judgment and assumptions applied in the estimation process with respect to the fair value of our share of the South Edge land at May 31, 2011, including as to the anticipated appreciation in revenues and costs over the life of the South Edge project, it is possible that actual results could differ substantially from those estimated. We will continue to review and update as appropriate our fair value estimates of our share of the South Edge land to reflect changes in relevant market conditions and other applicable factors.
The ultimate outcome of the South Edge bankruptcy, including whether the Plan becomes effective, is uncertain. We believe, however, that we will realize the value of our share of the South Edge land in the bankruptcy proceeding in accordance with the Plan. If the Plan becomes effective, we anticipate that we would (a) acquire our share of the South Edge land as a result of a bankruptcy court-approved disposition of the land to a newly created entity in which we would expect to be a part owner, and (b) without further payment, satisfy or assume the respective liens of the Administrative Agent and the South Edge lenders on the land. If, on the other hand, the Plan does not become effective and instead we assume the lenders’ lien position through payment on our

Springing Guaranty obligation to the Administrative Agent, we would become a secured lender with respect to our share of the South Edge land and would expect to have first claim on the value generated from the land.
If we are not able to realize some or all of the value of our share of the South Edge land, we may be required to recognize an additional expense. Based on our current estimates, this additional expense could range from near zero to potentially as much as $75 million.
Our investments in unconsolidated joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at May 31, 2011 and November 30, 2010 were determined under the provisions of ASC 810 to be unconsolidated joint ventures, either because they were not VIEs or, if they were VIEs, we were not the primary beneficiary of the VIEs.
In the ordinary course of our business, we enter into land option and other similar contracts to procure rights to land parcels for the construction of homes. The use of such land option and other similar contracts generally allows us to reduce the market risks associated with direct land ownership and development, to reduce our capital and financial commitments, including interest and other carrying costs, and to minimize the amount of our land inventories in our consolidated balance sheets. Under such contracts, we typically pay a specified option deposit or earnest money deposit in consideration for the right to purchase land in the future, usually at a predetermined price. Under the requirements of ASC 810, certain of these contracts may create a variable interest for us, with the land seller being identified as a VIE.
In compliance with ASC 810, we analyze our land option and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. As a result of our analyses, we determined that as of May 31, 2011 and November 30, 2010 we were not the primary beneficiary of any VIEs from which we are purchasing land under land option and other similar contracts. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
As of May 31, 2011, we had cash deposits totaling $2.9 million associated with land option and other similar contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $119.1 million, and had cash deposits totaling $10.9 million associated with land option and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $250.7 million. As of November 30, 2010, we had cash deposits totaling $2.6 million associated with land option and other similar contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $86.1 million, and had cash deposits totaling $12.2 million associated with land option and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $274.3 million.
We also evaluate our land option contracts and other similar contracts involving financing arrangements in accordance with ASC 470, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, on our consolidated balance sheets by $28.4 million at May 31, 2011 and $15.5 million at November 30, 2010.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the six months ended May 31, 2011 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2010.

Recent Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-06, which provides amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures — Overall.” ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance was effective for us in the second quarter of 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. ASU 2010-06 concerns disclosure only and will not have a material impact on our consolidated financial position or results of operations.
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
In May 2011, the FASB issued ASU 2011-04, which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and IFRS. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. We are currently evaluating the potential impact of adopting this guidance on our consolidated financial position and results of operations.
In June 2011, the FASB issued ASU 2011-05. The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments in ASU 2011-05 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of this guidance concerns disclosure only and will not have a material impact on our consolidated financial position or results of operations.
Outlook
At May 31, 2011, our backlog totaled 2,422 homes, representing projected future housing revenues of approximately $501.5 million. By comparison, at May 31, 2010, our backlog totaled 3,175 homes, representing projected future housing revenues of approximately $648.2 million. The 24% year-over-year decrease in the number of homes in our backlog was mainly due to the decrease in our net orders in the first six months of 2011 compared to 2010. The 23% year-over-year decline in the projected future housing revenues in our backlog at May 31, 2011 reflected the lower number of homes in backlog.

Net orders generated by our homebuilding operations decreased 11% to 1,998 in the second quarter of 2011 from the 2,244 net orders generated in the corresponding quarter of 2010. The negative year-over-year net order comparison was primarily due to generally weak housing market conditions and to the expiration of the federal homebuyer tax credit, which motivated a surge in demand and a significant increase in net order volume in the second quarter of 2010, but was followed by sharp declines in the second half of 2010 and into 2011 as demand returned towards its trend pattern levels of the past few years. Notwithstanding the impact of the expiration of the federal homebuyer tax credit, the year-over-year second quarter net order comparison showed improvement from the 32% year-over-year decrease in net orders that we reported in the first quarter of 2011. As a percentage of gross orders, our second quarter cancellation rate increased to 25% in 2011 from 24% in 2010.
In the first half of 2011, we and the homebuilding industry continued to face difficult market conditions that have persisted to varying degrees since the housing market downturn began in 2006. We believe it is likely that market conditions will remain challenging for the balance of the year. While a broader housing market recovery remains stalled, we are observing some signs of stability in certain desirable markets that are located close to active employment centers, that feature a relative balance of housing supply and demand, and that offer historically high affordability levels. While the April 30, 2010 expiration of the federal homebuyer tax credit was the primary factor driving the negative year-over-year net order comparisons that we experienced in each of the first two quarters of 2011, as we moved beyond April 2011 our net orders improved on a year-over-year basis. We expect an improved sales pace as we move through the remainder of 2011. On a sequential basis, net orders for the second quarter of 2011 increased 53% from the first quarter of 2011.
Our top priority for 2011 continues to be restoring and maintaining the profitability of our homebuilding operations at the scale of prevailing housing market activity. To support the achievement of our profitability goal, we intend to continue to focus on pursuing the integrated strategic actions we have taken in the past few years to transform and position our business to capitalize on future growth opportunities, including following the principles of our KBnxt operational business model; expanding our community count; making targeted inventory investments in attractive markets; driving additional operational efficiencies and overhead expense reductions; maintaining a strong balance sheet; and remaining attentive to market conditions and the needs of our core customers. Foremost among these actions are our ongoing initiatives to acquire ownership or control of well-priced finished or partially finished lots that meet our investment and marketing standards within or near our existing served markets, and to open new home communities in select locations that are expected to offer attractive sales growth. We have invested approximately $300 million in land and land development in the first six months of 2011, and expect that our land and land development investment for our 2011 fiscal year will be approximately the same as our investment for our 2010 fiscal year, which was approximately $560 million. We currently expect to open new home communities throughout our 2011 fiscal year and believe that this will help us achieve higher net orders in the second half of 2011 relative to year-ago levels. We have opened over 60 communities in the first half of 2011 and expect to open an additional 45 to 50 in the second half of the year, with many of these openings weighted to California and Texas. Many of these new home communities feature, or will feature, our value-engineered new product and, with the improved operating efficiencies and opportunistic inventory investments we have made, they are expected to generate revenues at a lower cost basis compared to our older communities, helping to restore the profitability of our homebuilding operations. As the remainder of 2011 unfolds, we expect our deliveries and revenues to increase sequentially compared to our second quarter results, generating a corresponding improvement in our operating leverage and bringing our financial metrics into better balance while also driving stronger bottom line results in the second half of the year as compared to the first half. Due to the relatively weak financial results we have experienced in the first two quarters, though, we do not anticipate a net profit for 2011. However, we believe that our operating strategy will position us to achieve profitability in the fourth quarter of 2011, assuming housing markets remain at or close to current activity levels.
Despite the progress we have made over the past several quarters and our current expectations for 2011, our ability to generate positive results from our strategic initiatives, including achieving and maintaining profitability and increasing the number of homes delivered, remains constrained by, among other things, the current unbalanced supply and demand conditions in many housing markets, which are unlikely to abate soon given the present economic and employment environment; by low levels of consumer confidence; by the cautiousness of qualified homebuyers in making home purchase decisions, which, among other things, is moderating the pace of sales at our new home communities; by tight residential consumer mortgage lending standards; and by the reduction in government programs and incentives designed to support homeownership and/or home purchases. The pace and the extent to which we acquire new land interests and open new home communities will depend significantly on market and economic conditions, including actual and expected sales rates, and the availability of desirable land assets. It may also depend on the ultimate resolution of the bankruptcy proceedings and related matters impacting South Edge (including our potential net payment obligation, as discussed above), and on our using or redeploying our unrestricted cash and cash equivalents and/or our engaging in capital market transactions.
Nonetheless, notwithstanding the August 15, 2011 maturity of the remaining balance of our 6 3/8% senior notes and our potential net payment obligation related to South Edge, we believe we will have more than ample liquidity at our 2011 fiscal year-end, with a projected balance of cash and cash equivalents and restricted cash of over $500 million after funding our anticipated 2011 operating needs. While we will continue to evaluate our future cash requirements and financing opportunities available in the capital markets, there is no plan to issue equity.
We continue to believe a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, selling price stabilization, reduced mortgage delinquency and foreclosure rates, and a significantly improved economic climate, particularly with respect to employment levels and consumer and credit market confidence that support a decision to buy a home. We cannot predict when or the extent to which these events may occur. Moreover, if conditions in our served markets decline further, we may need to take noncash charges for inventory and joint venture impairments and land option contract abandonments, and we may decide that we need to reduce, slow or even abandon our present land acquisition and development and new home community opening plans for those markets. Our present land acquisition and development and new home community opening plans may also be curtailed by the outcome of matters involving South Edge, as noted above. Our results could also be adversely affected if general economic conditions do not notably improve or actually decline, if job losses accelerate or weak employment levels persist, if residential consumer mortgage delinquencies, short sales and foreclosures increase, if residential consumer mortgage lending becomes less available or more expensive, or if consumer confidence weakens, any or all of which could further delay a recovery in housing markets or result in further deterioration in operating conditions, and if competition for home sales intensifies. Despite these difficulties and risks, we believe we are favorably positioned financially and operationally to succeed in advancing our primary strategic goals, particularly in view of longer-term demographic, economic and population-growth trends that we expect will once again drive future demand for homeownership.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic, employment and business conditions; adverse market conditions that could result in additional impairments or abandonment charges and operating losses, including an oversupply of unsold homes, declining home prices and increased foreclosure and short sale activity, among other things; conditions in the capital and credit markets (including residential consumer mortgage lending standards, the availability of residential consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level, including our ratio of debt to total capital, and our ability to adjust our debt level and structure; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and existing homes, including sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including, but not limited to, the Dodd-Frank Act, tax credits, tax incentives and/or subsidies for home purchases, tax deductions for residential consumer mortgage interest payments and property taxes, tax exemptions for profits on home sales, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities; the availability and cost of land in desirable areas and our ability to identify and acquire such land; legal or regulatory proceedings or claims, including the involuntary bankruptcy and other legal proceedings involving South Edge described in this report; the confirmation by the bankruptcy court of a consensual plan of reorganization for South Edge and the implementation of such a plan in accordance with the terms of the consensual agreement effective June 10, 2011 among us, the Administrative Agent, several of the lenders to South Edge, and certain of the other members of South Edge and their respective parent companies; the ability and/or willingness of participants in our unconsolidated joint ventures to fulfill their obligations; our ability to access capital; our ability to use the net deferred tax assets we have generated; our ability to successfully implement our current and planned product, geographic and market positioning (including, but not limited to, our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand our community count and open new communities), revenue growth and cost reduction strategies; consumer traffic to our new home communities and consumer interest in our product designs, including The Open Series™; the impact of KBA Mortgage ceasing to accept loan applications effective June 27, 2011 and ceasing to offer mortgage banking services to our homebuyers after June 30, 2011; the manner in which our homebuyers are offered and obtain residential consumer mortgage loans and mortgage banking services; and other events outside of our control. Please see our periodic reports and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

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
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of May 31, 2011 (dollars in thousands):

		Weighted Average
Fiscal Year of Expected Maturity	Fixed Rate Debt	Interest Rate

2011	$99,977	6.4%
2012	—	—
2013	—	—
2014	249,571	5.8
2015	748,939	6.1
Thereafter	559,552	8.1

Total	$1,658,039	6.7%

Fair value at May 31, 2011	$1,634,946

For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2010.

Item 4.	Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2011.
There were no changes in our internal control over financial reporting during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
The Petition alleged that South Edge failed to undertake certain development-related activities and to repay amounts due on the Loans, that the petitioning lenders were undersecured, and that South Edge was generally not paying its debts as they became due. The Loans were used by South Edge to partially finance both the purchase of certain real property located near Las Vegas, Nevada and the development of a residential community on that property. The Loans are secured by the underlying property and related South Edge assets. As of May 31, 2011, the outstanding principal balance of the Loans was $327.9 million.
The petitioning lenders also filed a motion to appoint a Chapter 11 trustee for South Edge, and asserted that, among other actions, the trustee can enforce alleged obligations of the South Edge members to purchase land parcels from South Edge, which would likely result in repayment of the Loans, or enforce alleged obligations of the South Edge members to make capital contributions to the South Edge bankruptcy estate. On February 3, 2011, the bankruptcy court entered an order for relief on the Petition and appointed a Chapter 11 trustee for South Edge. The Chapter 11 trustee may or may not pursue remedies proposed by the petitioning lenders, including attempted enforcement of alleged obligations of the South Edge members as described above.
As a result of the February 3, 2011 order for relief on the Petition, we consider it probable that we became responsible to pay certain amounts to the Administrative Agent related to the Springing Guaranty that we provided in connection with the Loans, as discussed further above under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments.” Each of KB HOME Nevada Inc., the other members of South Edge and their parent companies provided a similar repayment guaranty to the Administrative Agent.
Effective June 10, 2011, we and the other Participating Members of South Edge became parties to a consensual agreement together with the Administrative Agent and several of the lenders to South Edge, as discussed above under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments.” The Chapter 11 trustee for South Edge has expressed its consent to the agreement. Each of the parties has agreed to use commercially reasonable efforts to support the Plan, to obtain bankruptcy court approval of a disclosure statement that will accompany the Plan, to obtain bankruptcy court confirmation of the Plan following, and subject to, the bankruptcy court’s approval of a disclosure statement, to obtain the requisite support of the South Edge lenders to the Plan, and to consummate the Plan promptly after confirmation, in each case by certain specified dates. Under the agreement, the effective date of the Plan following its confirmation is to occur on or before November 30, 2011, though it may be extended by the Participating Members and the Administrative Agent jointly by up to 30 days, depending on the date of Plan confirmation.
Pursuant to the terms of the Plan, we would pay to the South Edge lenders an amount between approximately $214 million and $225 million on the effective date of the Plan. We have deposited approximately $21 million of this amount in an escrow account. The other Participating Members also would pay certain amounts to the South Edge lenders on the effective date of the Plan and have similarly deposited amounts into the escrow account. The exact sum that we and the other Participating Members would pay to the South Edge lenders depends on the outcome of proceedings the Chapter 11 trustee for South Edge has commenced against, among others, a South Edge member that is not a Participating Member in order to determine the amount of pledged infrastructure development funds that can be applied to the South Edge debt. In addition to their payments to the South Edge lenders, we and the other Participating Members would each be responsible for certain fees, expenses and charges and for certain allowed general unsecured claims, and would receive the benefit of potential contributions and recoveries that would, in the aggregate, affect our respective costs related to the Plan. Taking all of this into account, we estimate that our probable net payment obligation under the terms of the agreement effective June 10, 2011 regarding the Plan is $226.4 million, though it could possibly be as high as $240 million.

If the Plan becomes effective, we anticipate that we would (a) acquire our share of the land owned by South Edge (amounting to at least approximately 65% of the land and as much as approximately 68%) as a result of a bankruptcy court-approved disposition of the land to a newly created entity in which we would expect to be a part owner, and (b) without further payment, satisfy or assume the respective liens of the Administrative Agent and the South Edge lenders on the land. In addition, if the Plan becomes effective, we anticipate that all South Edge-related claims, potential guaranty obligations (including our potential Springing Guaranty obligation), and litigation between the Administrative Agent (on behalf of itself and the South Edge lenders) and the Participating Members would be resolved, although lenders holding less than 8% ownership in the loans made to South Edge that are not currently expected to consent to the Plan may assert certain claims against us, which claims we would vigorously dispute.
The agreement is subject to bankruptcy court approval and may be terminated by the Administrative Agent or the Participating Members upon the occurrence of certain specified events, including a failure to meet the specified dates on which the above-described activities in support of the Plan are to occur. The Participating Members and the Administrative Agent currently expect to file the Plan and accompanying disclosure statement with the bankruptcy court in or around late July 2011. As of the date of this report, we believe that the other Participating Members, the Administrative Agent and the South Edge lenders that are party to the agreement are able to and will fulfill their respective obligations as contemplated under the Plan if it becomes effective.
The Administrative Agent had previously filed the Lender Litigation. The Lender Litigation seeks to enforce completion guarantees provided to the Administrative Agent in connection with the Loans, seeks to compel the South Edge members (including KB HOME Nevada Inc.) to purchase land parcels from South Edge, seeks to compel the South Edge members to provide certain financial support to South Edge, and also seeks various damages based on other guarantees and claims. The Lender Litigation has been stayed in light of the South Edge bankruptcy and, as stated above, would be resolved between the Administrative Agent (on behalf of itself and the South Edge lenders consenting to the Plan) and the Participating Members if the Plan becomes effective.
A separate arbitration proceeding was also commenced in May 2009 to address one South Edge member’s claims for specific performance by the other members to purchase land parcels from and to make certain capital contributions to South Edge or, in the alternative, damages. On July 6, 2010, the arbitration panel issued a decision denying the specific performance and damages claim asserted on behalf of South Edge, but the panel awarded the claimant damages of $36.8 million against all of the respondents. Motions to partially vacate the award were denied and judgment was entered on the award, which the respondents have appealed to the United States Courts of Appeal for the Ninth Circuit, titled Focus South Group, LLC, et al. v. KB HOME Nevada Inc, et al., (Case No. 10-17562). The appeal is pending. If the appeals of the arbitration panel’s July 6, 2010 decision ultimately are not successful, we have estimated that our probable maximum share of the $36.8 million awarded as damages to the claimant in the arbitration is approximately $25.5 million. This estimate is based on KB HOME Nevada Inc.’s interest in South Edge in relation to that of the other four respondents in the arbitration and our assumption that liability for the awarded amount would be joint and several among the five respondents. Although the appeal remains pending, we have since the third quarter of 2010 segregated an accrual for $25.5 million for this matter from our previously established reserve balances relating to South Edge. The ultimate amount of our share, however, could be subject to negotiations and/or potential arbitration among all of the respondents in the arbitration. The accrual for this matter is separate from the accrual we established with respect to our probable net payment obligation related to South Edge.
The ultimate resolution of the South Edge bankruptcy, the Lender Litigation and the appeal of the arbitration panel decision, and the time at which any resolution is reached with respect to each matter, are uncertain and involve multiple factors, including whether the Plan becomes effective, the actions of the Chapter 11 trustee for South Edge, and court decisions. Further, the ultimate resolution of the South Edge bankruptcy (including with respect to our potential net payment obligation related to South Edge), the Lender Litigation and the appeal of the arbitration panel decision could have a material effect on our liquidity, as further discussed above under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of May 31, 2011, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (i)

the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.

Item 1A.	Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2010.

Item 6.	Exhibits
Exhibits

10.41	*	Amendment to the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, is incorporated by reference herein.

10.42	*	Executive Severance Benefit Decisions, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, is incorporated by reference herein.

31.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant
Dated July 11, 2011	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated July 11, 2011	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

10.41	*	Amendment to the KB Home 2010 Equity Incentive Plan, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, is incorporated by reference herein.

10.42	*	Executive Severance Benefit Decisions, filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2011, is incorporated by reference herein.

31.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Management contract or compensatory plan or arrangement in which executive officers are eligible to participate.