Form 10-Q
period 2011-08-31
KB HOME
filed 2011-10-11
CIK 795266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2011.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from [__________ ] to [ __________].
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 31, 2011.
There were 77,132,675 shares of the registrant’s common stock, par value $1.00 per share, outstanding on August 31, 2011. The registrant’s grantor stock ownership trust held an additional 10,920,444 shares of the registrant’s common stock on that date.

KB HOME
FORM 10-Q
INDEX

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Operations — Nine Months and Three Months Ended August 31, 2011 and 2010	3

Consolidated Balance Sheets — August 31, 2011 and November 30, 2010	4

Consolidated Statements of Cash Flows — Nine Months Ended August 31, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	65

Item 4. Controls and Procedures	65

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	66

Item 1A. Risk Factors	68

Item 6. Exhibits	69

SIGNATURES	70

INDEX OF EXHIBITS	71

Exhibit 10.43
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
KB HOME
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts — Unaudited)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010
Total revenues	$835,994	$1,139,033	$367,316	$501,003

Homebuilding:
Revenues	$829,816	$1,133,846	$364,532	$498,821
Construction and land costs	(724,085)	(945,196)	(302,908)	(411,813)
Selling, general and administrative expenses	(172,310)	(233,795)	(60,185)	(78,602)
Loss on loan guaranty	(37,330)	—	—	—

Operating income (loss)	(103,909)	(45,145)	1,439	8,406

Interest income	776	1,628	123	603
Interest expense	(36,902)	(52,108)	(12,342)	(16,183)
Equity in income (loss) of unconsolidated joint ventures	(55,865)	(4,679)	64	(1,947)

Homebuilding pretax loss	(195,900)	(100,304)	(10,716)	(9,121)

Financial services:
Revenues	6,178	5,187	2,784	2,182
Expenses	(2,481)	(2,639)	(829)	(754)
Equity in income (loss) of unconsolidated joint venture	(376)	5,946	(888)	996

Financial services pretax income	3,321	8,494	1,067	2,424

Total pretax loss	(192,579)	(91,810)	(9,649)	(6,697)
Income tax benefit (expense)	(100)	5,000	—	5,300

Net loss	$(192,679)	$(86,810)	$(9,649)	$(1,397)

Basic and diluted loss per share	$(2.50)	$(1.13)	$(.13)	$(.02)

Basic and diluted average shares outstanding	77,004	76,866	77,047	76,909

Cash dividends declared per common share	$.1875	$.1875	$.0625	$.0625

See accompanying notes.

KB HOME
CONSOLIDATED BALANCE SHEETS
(In Thousands — Unaudited)

	August 31,	November 30,
	2011	2010
Assets

Homebuilding:
Cash and cash equivalents	$477,406	$904,401
Restricted cash	113,186	115,477
Receivables	79,180	108,048
Inventories	1,900,580	1,696,721
Investments in unconsolidated joint ventures	51,255	105,583
Other assets	78,382	150,076

	2,699,989	3,080,306

Financial services	21,828	29,443

Total assets	$2,721,817	$3,109,749

Liabilities and stockholders’ equity

Homebuilding:
Accounts payable	$117,593	$233,217
Accrued expenses and other liabilities	582,233	466,505
Mortgages and notes payable	1,586,703	1,775,529

	2,286,529	2,475,251

Financial services	3,321	2,620

Common stock	115,149	115,149
Paid-in capital	878,962	873,519
Retained earnings	510,750	717,852
Accumulated other comprehensive loss	(22,657)	(22,657)
Grantor stock ownership trust, at cost	(118,694)	(120,442)
Treasury stock, at cost	(931,543)	(931,543)

Total stockholders’ equity	431,967	631,878

Total liabilities and stockholders’ equity	$2,721,817	$3,109,749

See accompanying notes.

KB HOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands — Unaudited)

	Nine Months Ended August 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(192,679)	$(86,810)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in (income) loss of unconsolidated joint ventures	56,241	(1,267)
Distributions of earnings from unconsolidated joint ventures	6,312	10,000
Loss on loan guaranty	37,330	—
Gain on sale of operating property	(8,825)	—
Amortization of discounts and issuance costs	1,660	1,605
Depreciation and amortization	1,636	2,628
(Gain) on early extinguishment of debt/loss on voluntary termination of revolving credit facility	(3,612)	1,802
Tax benefits from stock-based compensation	—	1,599
Stock-based compensation expense	5,765	5,975
Inventory impairments and land option contract abandonments	23,507	16,739
Change in assets and liabilities:
Receivables	(10,940)	182,762
Inventories	(177,770)	(149,021)
Accounts payable, accrued expenses and other liabilities	(46,953)	(147,323)
Other, net	(1,611)	(2,832)

Net cash used by operating activities	(309,939)	(164,143)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	(1,974)	(1,533)
Proceeds from sale of operating property	80,600	—
Purchases of property and equipment, net	(74)	(642)

Net cash provided (used) by investing activities	78,552	(2,175)

Cash flows from financing activities:
Change in restricted cash	2,291	(2,092)
Repayment of senior notes	(100,000)	—
Payments on mortgages and land contracts due to land sellers and other loans	(86,064)	(73,371)
Issuance of common stock under employee stock plans	1,426	1,609
Excess tax benefit associated with exercise of stock options	—	583
Payments of cash dividends	(14,423)	(14,415)
Repurchases of common stock	—	(350)

Net cash used by financing activities	(196,770)	(88,036)

Net decrease in cash and cash equivalents	(428,157)	(254,354)
Cash and cash equivalents at beginning of period	908,430	1,177,961

Cash and cash equivalents at end of period	$480,273	$923,607

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
In the opinion of KB Home (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s consolidated financial position as of August 31, 2011, the results of its consolidated operations for the nine months and three months ended August 31, 2011 and 2010, and its consolidated cash flows for the nine months ended August 31, 2011 and 2010. The results of consolidated operations for the nine months and three months ended August 31, 2011 are not necessarily indicative of the results to be expected for the full year, due to seasonal variations in operating results and other factors. The consolidated balance sheet at November 30, 2010 has been taken from the audited consolidated financial statements as of that date. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended November 30, 2010, which are contained in the Company’s Annual Report on Form 10-K for that period.
Use of Estimates
The accompanying unaudited consolidated financial statements have been prepared in conformity with GAAP and, therefore, include amounts based on informed estimates and judgments of management. Actual results could differ from these estimates.
Cash and Cash Equivalents and Restricted Cash
The Company considers all highly liquid short-term debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash equivalents totaled $377.8 million at August 31, 2011 and $797.2 million at November 30, 2010. The majority of the Company’s cash and cash equivalents were invested in money market accounts and U.S. government securities.
Restricted cash of $113.2 million at August 31, 2011 consisted of $65.0 million of cash deposited with various financial institutions that is required as collateral for the Company’s cash-collateralized letter of credit facilities (the “LOC Facilities”), $26.8 million required as collateral for a surety bond and $21.4 million of cash deposited in an escrow account pursuant to a consensual plan of reorganization for one of the Company’s unconsolidated joint ventures. Restricted cash of $115.5 million at November 30, 2010 consisted of $88.7 million of cash collateral for the LOC Facilities and $26.8 million of cash collateral for a surety bond.
Loss per share
Basic and diluted loss per share were calculated as follows (in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010
Numerator:
Net loss	$(192,679)	$(86,810)	$(9,649)	$(1,397)

Denominator:
Basic and diluted average shares outstanding	77,004	76,866	77,047	76,909

Basic and diluted loss per share	$(2.50)	$(1.13)	$(.13)	$(.02)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation and Significant Accounting Policies (continued)
All outstanding stock options were excluded from the diluted loss per share calculations for the nine months and three months ended August 31, 2011 and 2010 because the effect of their inclusion would be antidilutive, or would decrease the reported loss per share.
Comprehensive loss
The Company’s comprehensive loss was $9.6 million for the three months ended August 31, 2011 and $1.4 million for the three months ended August 31, 2010. The Company’s comprehensive loss was $192.7 million for the nine months ended August 31, 2011 and $86.8 million for the nine months ended August 31, 2010. The accumulated balances of other comprehensive loss in the consolidated balance sheets as of August 31, 2011 and November 30, 2010 were comprised solely of adjustments recorded directly to accumulated other comprehensive loss in accordance with Accounting Standards Codification Topic No. 715, “Compensation — Retirement Benefits” (“ASC 715”). ASC 715 requires an employer to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service costs and actuarial gains/losses to be recognized in accumulated other comprehensive income (loss).
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
Stock Options
In accordance with ASC 718, the Company estimates the grant-date fair value of its stock options using the Black-Scholes option-pricing model, which takes into account assumptions regarding an expected dividend yield, a risk-free interest rate, an expected volatility factor for the market price of the Company’s common stock and an expected term of the stock options. The following table summarizes the stock options outstanding and stock options exercisable as of August 31, 2011, as well as stock options activity during the nine months then ended:

		Weighted
		Average Exercise
	Options	Price
Options outstanding at beginning of period	8,798,613	$24.19
Granted	20,000	9.54
Exercised	—	—
Cancelled	(275,363)	21.44

Options outstanding at end of period	8,543,250	24.24

Options exercisable at end of period	6,123,062	28.46

As of August 31, 2011, the weighted average remaining contractual life of stock options outstanding and stock options exercisable was 7.1 years and 6.5 years, respectively. There was $3.3 million of total unrecognized compensation cost related to unvested stock option awards as of August 31, 2011. For the three months ended August 31, 2011 and 2010, stock-based compensation expense associated with stock options totaled $1.5 million and $1.4 million, respectively. For the nine months ended August 31, 2011 and 2010, stock-based compensation expense associated with stock options totaled $4.2 million and $4.3 million, respectively. Stock options outstanding and stock options exercisable had no aggregate intrinsic value as of August 31, 2011. (The intrinsic

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	Stock-Based Compensation (continued)
value of a stock option is the amount by which the market value of a share of the underlying common stock exceeds the exercise price of the stock option.)
Other Stock-Based Awards
From time to time, the Company grants restricted stock, phantom shares and stock appreciation rights (“SARs”) to various employees. In some cases, the Company has granted phantom shares and SARs that can be settled only in cash and are therefore accounted for as liability awards. The Company recognized income of $.5 million in the three months ended August 31, 2011 and $5.3 million in the three months ended August 31, 2010 related to restricted stock, phantom shares and SARs awards. The Company recognized total compensation expense of $.9 million in the nine months ended August 31, 2011 and total compensation income of $1.0 million in the nine months ended August 31, 2010 related to these stock-based awards. Some of the stock-based awards outstanding at August 31, 2010 were SARs that could be settled only in cash. In the third and fourth quarters of 2010, the Company offered to eligible officers and employees the opportunity to replace cash-settled SARs previously granted to them with options to purchase shares of the Company’s common stock. Each stock option issued to replace a SAR had an exercise price equal to the replaced SAR’s exercise price, and the same number of underlying shares, vesting schedule and expiration date as each such SAR. The offers did not include a re-pricing or any other changes impacting the value of the awards to the participating officers and employees, and no additional grants or awards were made to the participants as part of the offers. All of the SARs the Company received through the offers were canceled, and with forfeitures due to employee departures, the Company has canceled virtually all of its previously granted cash-settled SARs.
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
As of August 31, 2011, the Company had identified five reporting segments, comprised of four homebuilding reporting segments and one financial services reporting segment, within its consolidated operations in accordance with Accounting Standards Codification Topic No. 280, “Segment Reporting.” As of August 31, 2011, the Company’s homebuilding reporting segments conducted ongoing operations in the following states:
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
through KBA Mortgage, LLC (“KBA Mortgage”), a joint venture of a subsidiary of the Company and a subsidiary of Bank of America, N.A., with each partner having a 50% ownership interest in the venture. The Bank of America, N.A. subsidiary partner operated KBA Mortgage. The Company accounted for KBA Mortgage as an unconsolidated joint venture in the financial services reporting segment of the Company’s consolidated financial statements. The Company’s financial services reporting segment conducts operations in the same markets as the Company’s homebuilding reporting segments. From its formation in 2005 until June 30, 2011, KBA Mortgage provided mortgage banking services to a significant proportion of the Company’s homebuyers. During the first quarter of 2011, the Bank of America, N.A. subsidiary partner in KBA Mortgage approached the Company about exiting the joint venture due to the desire of Bank of America, N.A. to cease participating in joint venture structures in its business. As a result, effective June 27, 2011, KBA Mortgage stopped accepting loan applications, and it ceased offering mortgage banking services to the Company’s homebuyers after June 30, 2011. After June 30, 2011, Bank of America, N.A. is processing and closing only the residential consumer mortgage loans that KBA Mortgage originated for the Company’s homebuyers on or before June 26, 2011. The Company entered into a marketing services agreement with MetLife Home Loans, a division of MetLife Bank, N.A., effective June 27, 2011. Under the agreement, MetLife Home Loans’ personnel, located onsite at several of the Company’s new home communities, can offer (i) financing options and mortgage loan products to the Company’s homebuyers, (ii) to prequalify homebuyers for residential consumer mortgage loans, and (iii) to commence the loan origination process for homebuyers who elect to use MetLife Home Loans. The Company makes marketing materials and other information regarding MetLife Home Loans’ financing options and mortgage loan products available to its homebuyers and is compensated solely for the fair market value of these services. MetLife Home Loans and MetLife Bank, N.A. are not affiliates of the Company or any of its subsidiaries. The Company’s homebuyers are under no obligation to use MetLife Home Loans and may select any lender of their choice to obtain mortgage financing for the purchase of a home. The Company does not have any ownership, joint venture or other interests in or with MetLife Home Loans or MetLife Bank, N.A. or with respect to the revenues or income that may be generated from MetLife Home Loans providing mortgage banking services to, or originating residential consumer mortgage loans for, the Company’s homebuyers. The Company expects that its agreement with MetLife Home Loans will help its homebuyers obtain reliable mortgage banking services to purchase a home.
The Company’s reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Operational results of each segment are not necessarily indicative of the results that would have occurred had the segment been an independent, stand-alone entity during the periods presented, nor are they indicative of the results to be expected in future periods.
The following tables present financial information relating to the Company’s reporting segments (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010

Revenues:
West Coast	$354,348	$483,383	$175,434	$211,294
Southwest	91,411	149,364	39,479	55,914
Central	247,492	314,786	102,702	140,035
Southeast	136,565	186,313	46,917	91,578

Total homebuilding revenues	829,816	1,133,846	364,532	498,821
Financial services	6,178	5,187	2,784	2,182

Total	$835,994	$1,139,033	$367,316	$501,003

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010

Pretax income (loss):
West Coast	$9,927	$31,080	$3,336	$15,024
Southwest	(113,620)	(11,799)	3,201	(1,802)
Central	(12,389)	(3,666)	(2,187)	5,441
Southeast	(30,177)	(42,114)	(7,156)	(10,853)
Corporate and other (a)	(49,641)	(73,805)	(7,910)	(16,931)

Total homebuilding pretax loss	(195,900)	(100,304)	(10,716)	(9,121)
Financial services	3,321	8,494	1,067	2,424

Total	$(192,579)	$(91,810)	$(9,649)	$(6,697)

Equity in income (loss) of unconsolidated joint ventures:
West Coast	$50	$877	$67	$230
Southwest	(55,902)	(6,457)	—	(2,177)
Central	—	—	—	—
Southeast	(13)	901	(3)	—

Total	$(55,865)	$(4,679)	$64	$(1,947)

Inventory impairments:
West Coast	$1,679	$2,630	$328	$1,434
Southwest	18,715	962	—	—
Central	51	—	—	—
Southeast	969	4,677	—	—

Total	$21,414	$8,269	$328	$1,434

Land option contract abandonments:
West Coast	$112	$722	$—	$722
Southwest	296	—	—	—
Central	1,074	6,340	834	—
Southeast	611	1,408	—	1,221

Total	$2,093	$8,470	$834	$1,943

Joint venture impairments:
West Coast	$—	$—	$—	$—
Southwest	53,727	—	—	—
Central	—	—	—	—
Southeast	—	—	—	—

Total	$53,727	$—	$—	$—

(a)	Corporate and other includes corporate general and administrative expenses.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	Segment Information (continued)

	August 31,	November 30,
	2011	2010
Assets:
West Coast	$1,082,087	$965,323
Southwest	315,847	376,234
Central	355,638	328,938
Southeast	356,830	372,611
Corporate and other	589,587	1,037,200

Total homebuilding assets	2,699,989	3,080,306
Financial services	21,828	29,443

Total assets	$2,721,817	$3,109,749

Investments in unconsolidated joint ventures:
West Coast	$38,216	$37,830
Southwest	4,186	59,191
Central	—	—
Southeast	8,853	8,562

Total	$51,255	$105,583

4.	Financial Services
The following table presents financial information relating to the Company’s financial services reporting segment (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010
Revenues
Interest income	$7	$4	$2	$2
Title services	1,329	736	526	350
Insurance commissions	4,392	4,447	1,806	1,830
Other	450	—	450	—

Total	6,178	5,187	2,784	2,182

Expenses
General and administrative	(2,481)	(2,639)	(829)	(754)

Operating income	3,697	2,548	1,955	1,428
Equity in income (loss) of unconsolidated joint venture	(376)	5,946	(888)	996

Pretax income	$3,321	$8,494	$1,067	$2,424

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	Financial Services (continued)

	August 31,	November 30,
	2011	2010
Assets
Cash and cash equivalents	$2,867	$4,029
Receivables	1,415	1,607
Investment in unconsolidated joint venture	17,526	23,777
Other assets	20	30

Total assets	$21,828	$29,443

Liabilities
Accounts payable and accrued expenses	$3,321	$2,620

Total liabilities	$3,321	$2,620

5.	Receivables
Receivables included amounts due from municipalities and utility companies, escrow deposits, and mortgages and notes receivable. Mortgages and notes receivable totaled $.4 million at August 31, 2011 and $40.5 million at November 30, 2010. Included in mortgages and notes receivable at November 30, 2010 was a note receivable of $40.0 million on which the Company took back the underlying real estate collateral in the second quarter of 2011.
6.	Inventories
Inventories consisted of the following (in thousands):

	August 31,	November 30,
	2011	2010
Homes, lots and improvements in production	$1,466,803	$1,298,085
Land under development	433,777	398,636

Total	$1,900,580	$1,696,721

The Company’s interest costs were as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010
Capitalized interest at beginning of period	$249,966	$291,279	$249,792	$275,405
Capitalized interest related to consolidation of previously unconsolidated joint ventures	—	9,914	—	—
Interest incurred (a)	84,489	91,907	29,090	30,001
Interest expensed (a)	(36,902)	(52,108)	(12,342)	(16,183)
Interest amortized to construction and land costs	(52,746)	(79,454)	(21,733)	(27,685)

Capitalized interest at end of period (b)	$244,807	$261,538	$244,807	$261,538

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	Inventories (continued)
(a)
Amounts for the nine months ended August 31, 2011 include a $3.6 million gain on the early extinguishment of secured debt. Amounts for the nine months ended August 31, 2010 include $1.8 million of debt issuance costs written off in connection with the Company’s voluntary reduction of the aggregate commitment under an unsecured revolving credit facility (the “Credit Facility”) from $650.0 million to $200.0 million during the first quarter of 2010 and the voluntary termination of the Credit Facility effective March 31, 2010.

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

7.	Inventory Impairments and Land Option Contract Abandonments
Each land parcel or community in the Company’s owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis and include, but are not limited to the following: significant decreases in sales rates, average selling prices, volume of homes delivered, gross margins on homes delivered or projected margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a land parcel or community, the identified asset is evaluated for recoverability in accordance with Accounting Standards Codification Topic No. 360, “Property, Plant, and Equipment” (“ASC 360”). The Company evaluated 33 land parcels or communities for recoverability during each of the three-month periods ended August 31, 2011 and 2010. The Company evaluated 97 land parcels or communities and 88 land parcels or communities for recoverability during the nine months ended August 31, 2011 and 2010, respectively. Some of these land parcels or communities evaluated during the nine months ended August 31, 2011 and 2010 were evaluated in more than one quarterly period.
When an indicator of potential impairment is identified for a land parcel or community, the Company tests the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which an asset is located as well as factors known to the Company at the time the cash flows are calculated. The undiscounted future net cash flows consider recent trends in the Company’s sales, backlog and cancellation rates. Among the trends considered with respect to the three-month and nine-month periods ended August 31, 2011 and 2010 were the after effects of a temporary surge in demand in the first two quarters of 2010 that was motivated by the April 30, 2010 expiration of the federal homebuyer tax credit, as discussed further below under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Also taken into account were the Company’s future expectations related to the following: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. With respect to the three-month and nine-month periods ended August 31, 2011, these expectations reflected the Company’s experience that market conditions for its assets in inventory where impairment indicators were identified have been generally stable in 2010 and into 2011, with no significant deterioration or improvement identified as to revenue and cost drivers, excluding the temporary, though significant impact of the expiration of the federal homebuyer tax credit. Based on this experience, and taking into account the year-over-year increase in net orders in the third quarter of 2011 and the year-over-year increase in the number of new home communities, the Company’s inventory assessments considered an expected improved sales pace for the remainder of 2011.
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
identified, the Company’s quarterly inventory assessments for the remainder of 2011, at the time made, will anticipate sales rates, average selling prices and costs to generally continue at or near then-current levels through an affected asset’s estimated remaining life. These estimates, trends and expectations are specific to each land parcel or community and may vary among land parcels or communities.
In its inventory assessments during the third quarter of 2011, the Company determined that the declines in its sales and backlog levels that it experienced in the third and fourth quarters of 2010 did not reflect a sustained change in market conditions preventing recoverability. Rather, the Company considered that they reflected the after effects of a temporary surge in demand in the first two quarters of 2010 that was motivated by the April 30, 2010 expiration of the federal homebuyer tax credit. Also contributing to these declines in the Company’s sales and backlog levels were strategic community count reductions the Company made in select markets in prior periods to align its operations with market activity levels.
A real estate asset is considered impaired when its carrying value is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. The discount rates used in the Company’s estimated discounted cash flows were 17% and 18% during the three months ended August 31, 2011 and 2010, respectively, and ranged from 17% to 20% during the nine-month periods ended August 31, 2011 and 2010. These discounted cash flows are impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each land parcel or community and may vary among land parcels or communities.
Based on the results of its evaluations, the Company recognized pretax, noncash inventory impairment charges of $.3 million in the three months ended August 31, 2011 associated with one community with a post-impairment fair value of $1.1 million. In the three months ended August 31, 2010, the Company recognized $1.4 million of pretax, noncash inventory impairment charges associated with one community with a post-impairment fair value of $2.7 million. In the nine months ended August 31, 2011, the Company recognized pretax, noncash inventory impairment charges of $21.4 million associated with nine land parcels or communities with a post-impairment fair value of $29.9 million. These charges included an $18.1 million adjustment to the fair value of real estate collateral in the Company’s Southwest homebuilding reporting segment that the Company took back on a note receivable in the second quarter of 2011. In the nine months ended August 31, 2010, the Company recognized $8.2 million of pretax, noncash inventory impairment charges associated with five land parcels or communities with a post-impairment fair value of $6.6 million. The inventory impairments the Company recorded during the three-month and nine-month periods ended August 31, 2011 and 2010 reflected declining asset values in certain markets due to unfavorable economic and competitive conditions.
As of August 31, 2011, the aggregate carrying value of the Company’s inventory that had been impacted by pretax, noncash inventory impairment charges was $366.8 million, representing 56 land parcels or communities. As of November 30, 2010, the aggregate carrying value of the Company’s inventory that had been impacted by pretax, noncash inventory impairment charges was $418.5 million, representing 72 land parcels or communities.
The Company’s inventory held under land option and other similar contracts is assessed to determine whether it continues to meet the Company’s internal investment and marketing standards. Assessments are made separately for each such land parcel on a quarterly basis and are affected by the following, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made to not exercise certain land option and other similar contracts due to market conditions and/or changes in marketing strategy, the Company writes off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of its assessments, the Company recognized pretax, noncash land option contract abandonment charges of $.8 million corresponding to 209 lots in the three months ended August 31, 2011 and $1.9 million of such charges corresponding to 284 lots in the three months ended

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	Inventory Impairments and Land Option Contract Abandonments (continued)
August 31, 2010. In the nine months ended August 31, 2011 and 2010, the Company recognized pretax, noncash land option contract abandonment charges of $2.1 million corresponding to 467 lots and $8.5 million corresponding to 685 lots, respectively. The charges for land option contract abandonments reflected the Company’s termination of land option contracts on projects that no longer met its investment standards or marketing strategy.
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
Fair value measurements are used for inventories on a nonrecurring basis when events and circumstances indicate the carrying value may not be recoverable. The following table presents the Company’s assets measured at fair value on a nonrecurring basis during the nine months ended August 31, 2011 and the year ended November 30, 2010 (in thousands):

	Fair Value
		August 31,	November 30,
Description	Hierarchy	2011 (a)	2010 (a)

Long-lived assets held and used	Level 2	$75	$1,877
Long-lived assets held and used	Level 3	29,788	9,693

Total		$29,863	$11,570

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	Fair Value Disclosures (continued)

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

In accordance with the provisions of ASC 360, long-lived assets held and used with a carrying value of $51.3 million were written down to their fair value of $29.9 million during the nine months ended August 31, 2011, resulting in pretax, noncash inventory impairment charges of $21.4 million. Long-lived assets held and used with a carrying value of $21.4 million were written down to their fair value of $11.6 million during the year ended November 30, 2010, resulting in pretax, noncash inventory impairment charges of $9.8 million.
The fair values for long-lived assets held and used that were determined using Level 2 inputs were based on an executed contract. The fair values for long-lived assets held and used that were determined using Level 3 inputs were primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows are impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each land parcel or community and may vary among land parcels or communities.
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
The following table presents the carrying values and estimated fair values of the Company’s financial instruments, except those for which the carrying values approximate fair values (in thousands):

	August 31, 2011		November 30, 2010
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial Liabilities:
Senior notes due 2011 at 6 3/8%	$—	$—	$99,916	$101,500
Senior notes due 2014 at 5 3/4%	249,609	236,875	249,498	246,250
Senior notes due 2015 at 5 7/8%	299,221	261,000	299,068	289,500
Senior notes due 2015 at 6 1/4%	449,782	389,250	449,745	435,375
Senior notes due 2017 at 9.1%	260,732	237,175	260,352	279,575
Senior notes due 2018 at 7 1/4%	298,978	254,250	298,893	286,500
The fair values of the Company’s senior notes are estimated based on quoted market prices. The Company repaid $100.0 million in aggregate principal amount of the Company’s 6 3/8% senior notes (the “$100 Million Senior Notes”) upon their August 15, 2011 maturity.
The carrying amounts reported for cash and cash equivalents, restricted cash, mortgages and notes receivable, and mortgages and land contracts due to land sellers and other loans approximate fair values.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	Variable Interest Entities
The Company participates in joint ventures from time to time that conduct land acquisition, development and/or other homebuilding activities. Its investments in these joint ventures may create a variable interest in a variable interest entity (“VIE”), depending on the contractual terms of the arrangement. The Company analyzes its joint ventures in accordance with Accounting Standards Codification Topic No. 810, “Consolidation” (“ASC 810”), to determine whether they are VIEs and, if so, whether the Company is the primary beneficiary. All of the Company’s joint ventures at August 31, 2011 and November 30, 2010 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for using the equity method, either because they were not VIEs or, if they were VIEs, the Company was not the primary beneficiary of the VIEs.
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
In compliance with ASC 810, the Company analyzes its land option and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether the Company is the primary beneficiary. Although the Company does not have legal title to the underlying land, ASC 810 requires the Company to consolidate a VIE if the Company is determined to be the primary beneficiary. As a result of its analyses, the Company determined that, as of August 31, 2011 and November 30, 2010, it was not the primary beneficiary of any VIEs from which it is purchasing land under land option and other similar contracts. In determining whether it is the primary beneficiary, the Company considers, among other things, whether it has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. The Company also considers whether it has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.
As of August 31, 2011, the Company had cash deposits totaling $2.6 million associated with land option and other similar contracts that it determined to be unconsolidated VIEs, having an aggregate purchase price of $110.6 million, and had cash deposits totaling $13.0 million associated with land option and other similar contracts that the Company determined were not VIEs, having an aggregate purchase price of $219.3 million. As of November 30, 2010, the Company had cash deposits totaling $2.6 million associated with land option and other similar contracts that the Company determined to be unconsolidated VIEs, having an aggregate purchase price of $86.1 million, and had cash deposits totaling $12.2 million associated with land option and other similar contracts that the Company determined were not VIEs, having an aggregate purchase price of $274.3 million.
The Company’s exposure to loss related to its land option and other similar contracts with third parties and unconsolidated entities consisted of its non-refundable deposits, which totaled $15.6 million at August 31, 2011 and $14.8 million at November 30, 2010 and are included in inventories in the Company’s consolidated balance sheets. In addition, the Company had outstanding letters of credit of $2.0 million at August 31, 2011 and $4.2 million at November 30, 2010 in lieu of cash deposits under certain land option or other similar contracts.
The Company also evaluates its land option and other similar contracts involving financing arrangements in accordance with Accounting Standards Codification Topic No. 470, “Debt” (“ASC 470”), and, as a result of its evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in its consolidated balance sheets by $25.1 million at August 31, 2011 and $15.5 million at November 30, 2010.
10.	Investments in Unconsolidated Joint Ventures
The Company has investments in unconsolidated joint ventures that conduct land acquisition, development

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Investments in Unconsolidated Joint Ventures (continued)
and/or other homebuilding activities in various markets where the Company’s homebuilding operations are located. The Company’s partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. The Company entered into these unconsolidated joint ventures in previous years to reduce or share market and development risks and to increase the number of its owned and controlled homesites. In some instances, participation in these unconsolidated joint ventures has enabled the Company to acquire and develop land that it might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While the Company has viewed its participation in these unconsolidated joint ventures as potentially beneficial to its homebuilding activities, it does not view such participation as essential and has unwound its participation in a number of these unconsolidated joint ventures in the past few years.
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
The Company and its unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis equal to their respective equity interests. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents.
Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. The Company shares in the profits and losses of its unconsolidated joint ventures generally in accordance with its respective equity interests. In some instances, the Company recognizes profits and losses related to its investment in an unconsolidated joint venture that differ from its respective equity interest in the unconsolidated joint venture. This may arise from impairments recognized by the Company related to its investment that differ from the recognition of impairments by the unconsolidated joint venture with respect to the unconsolidated joint venture’s assets; differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the deferral of the unconsolidated joint venture’s profits from land sales to the Company; or other items.
With respect to the Company’s investment in unconsolidated joint ventures, its equity in loss of unconsolidated joint ventures included pretax, noncash impairment charges of $53.7 million for the nine months ended August 31, 2011 to write off the Company’s remaining investment in South Edge, LLC (“South Edge”), an unconsolidated joint venture in the Company’s Southwest homebuilding reporting segment. KB HOME Nevada Inc., a wholly-owned subsidiary of the Company, is a member of South Edge. The Company wrote off its remaining investment in South Edge based on the Company’s determination that South Edge was no longer able to perform its activities as originally intended due to a court decision in the first quarter of 2011, which is discussed further below. There were no such impairment charges for the three months ended August 31, 2011 or the three months and nine months ended August 31, 2010. Due to the Company’s write-off of its investment in South Edge, the information from the combined condensed statements of operations of the Company’s unconsolidated joint ventures for the three months ended August 31, 2011 and the combined condensed balance sheet information for the Company’s unconsolidated joint ventures as of August 31, 2011, in each case as presented in the tables below, does not include South Edge.
The following table presents information from the combined condensed statements of operations of the Company’s unconsolidated joint ventures (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Investments in Unconsolidated Joint Ventures (continued)

	Nine Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010

Revenues	$230	$110,455	$—	$10,376
Construction and land costs	(201)	(109,929)	—	(9,194)
Other income (expense), net	(4,505)	(14,173)	101	(5,336)

Income (loss)	$(4,476)	$(13,647)	$101	$(4,154)

The following table presents combined condensed balance sheet information for the Company’s unconsolidated joint ventures (in thousands):

	August 31,	November 30,
	2011	2010

Assets
Cash	$9,672	$14,947
Receivables	33	147,025
Inventories	182,983	575,632
Other assets	261	51,755

Total assets	$192,949	$789,359

Liabilities and equity
Accounts payable and other liabilities	$3,707	$113,478
Mortgages and notes payable	—	327,856
Equity	189,242	348,025

Total liabilities and equity	$192,949	$789,359

The following table presents information relating to the Company’s investments in unconsolidated joint ventures and the outstanding debt of unconsolidated joint ventures as of the dates specified (dollars in thousands):

	August 31,	November 30,
	2011	2010

Number of investments in unconsolidated joint ventures:
South Edge (a)	—	1
Other	7	9

Total	7	10

Investments in unconsolidated joint ventures:
South Edge (a)	$—	$55,269
Other	51,255	50,314

Total	$51,255	$105,583

Outstanding debt of unconsolidated joint ventures:
South Edge (a)	$—	$327,856

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Investments in Unconsolidated Joint Ventures (continued)

(a)
During the first quarter of 2011, the Company wrote off its remaining investment in South Edge. The Company also recorded an estimate of the probable net payment obligation it would pay to the administrative agent (the “Administrative Agent”) for lenders to South Edge related to a limited several repayment guaranty (the “Springing Guaranty”). The Company updated its estimate in the second and third quarters of 2011. Therefore, data related to South Edge is not reflected in the table as of August 31, 2011.

The Company’s unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements. To finance their respective land acquisition and development activities, certain of the Company’s unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Of the Company’s unconsolidated joint ventures at November 30, 2010, only South Edge had outstanding debt, which was secured by a lien on South Edge’s assets, with a principal balance of $327.9 million. As of August 31, 2011, the principal balance of South Edge’s outstanding debt remained at $327.9 million.
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
In addition to completion and carve-out guarantees, the Company provided the Springing Guaranty to the Administrative Agent in connection with secured loans made to South Edge that comprise its outstanding debt. By its terms, the Springing Guaranty’s obligations arise after the occurrence of an involuntary bankruptcy proceeding or an involuntary bankruptcy petition filed against South Edge that is not dismissed within 60 days or for which an order or decree approving or ordering any such proceeding or petition is entered. On February 3, 2011, a bankruptcy court entered an order for relief on a Chapter 11 involuntary bankruptcy petition (the “Petition”) filed against South Edge and appointed a Chapter 11 trustee for South Edge. Although the Company believes that there are potential offsets or defenses to prevent or minimize the enforcement of the Springing Guaranty, as a result of the February 3, 2011 order for relief on the Petition, the Company considers it probable that it became responsible to pay certain amounts to the Administrative Agent related to the Springing Guaranty. Therefore, the Company’s consolidated financial statements at August 31, 2011 reflect a net payment obligation of $226.4 million, representing the Company’s estimate of the probable amount that it would pay to the Administrative Agent (on behalf of the South Edge lenders) related to the Springing Guaranty and to pay for certain fees, expenses and charges and for certain allowed general unsecured claims in the South Edge bankruptcy case. This estimate is based on the terms of a consensual agreement, effective June 10, 2011, among the Company, KB HOME Nevada Inc., the Administrative Agent, several of the lenders to South Edge, and certain of the other South Edge members and their respective parent companies (together with the Company and KB HOME Nevada Inc., the “Participating Members”) regarding a proposed consensual plan of reorganization for South Edge (the “Plan”). As a result of recording its probable net payment obligation at February 28, 2011, and taking into account accruals the Company had previously established with respect to South Edge and factoring in an offset for the estimated fair value of the South Edge land the Company expects to acquire as a result of satisfying the payment obligation, the Company recognized a charge of $22.8 million in the first quarter of 2011 that was reflected as a loss on loan guaranty in its consolidated statements of operations. This charge was in addition to the joint venture impairment charge of $53.7 million that the Company recognized in the first quarter of 2011 to write off its investment in South Edge. In the second quarter of 2011, in updating its estimate of its probable net payment obligation to reflect the terms of the consensual agreement effective June 10, 2011 regarding the Plan, the Company recorded an additional loss on loan guaranty of $14.6 million. The consensual agreement effective June 10, 2011 and the Plan are discussed further below in Note 15. Legal Matters. The Company’s probable net obligation related to South Edge may change if new information subsequently becomes available.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	Investments in Unconsolidated Joint Ventures (continued)
Based on the terms of the Plan, the Company anticipates acquiring approximately 600 developable acres of the land owned by South Edge. Therefore, the Company considers its probable net payment obligation to be partially offset by $75.2 million, the estimated fair value of its share of the South Edge land at August 31, 2011. The Company calculated this estimated fair value using a present value methodology and assuming that it would develop the land, build and sell homes on most of the land, and sell the remainder of the developed land. This fair value estimate at August 31, 2011 reflected the Company’s expectations of the price it would receive for its share of the South Edge land in the land’s then-current state in an orderly (not a forced) transaction under then-prevailing market conditions. This fair value estimate also reflected judgments and key assumptions concerning (a) housing market supply and demand conditions, including estimates of average selling prices; (b) estimates of potential future home sales and cancellation rates; (c) anticipated entitlements and development plans for the land; (d) anticipated land development, construction and overhead costs to be incurred; and (e) a risk-free rate of return and an expected risk premium, in each case in relation to an expected 15-year life for the South Edge project.
Among the key assumptions used in the present value methodology was the anticipated appreciation in revenues and costs over the expected life of the South Edge project. For revenues, the Company applied an annual appreciation factor of 5% to the average selling prices for its homes to be delivered at the South Edge project in the current quarter to estimate the average selling prices of homes expected to be sold during the relevant 15-year period. This appreciation factor reflected the following considerations: that average selling prices in the southern Nevada market will increase over the period within a range of long-term historical trends; that average selling prices will rebound from the current depressed levels; that recent negative media coverage of the bankruptcy process and other legal and development matters involving South Edge have depressed selling prices at the South Edge project relative to the Company’s experience at communities located near South Edge; that the South Edge project is a premium master planned community in the land-constrained southern Nevada market, factors that are anticipated to increase the average selling prices of homes at the project at a rate greater than other homes in the area over the life of the project; and that the uniqueness of the South Edge project in the southern Nevada market and the size of the Company’s share of the South Edge land can be leveraged to effectively manage home sales and pricing strategies to maximize revenues and profits. The following appreciation considerations were applied to costs: a factor of 10% was applied to the cost estimates in the current quarter for the development work expected to be completed over the life of the project, representing the potential cost increases and other uncertainties inherent in estimating development costs; and a factor of 1% was applied to home construction costs for anticipated inflation of such costs, taking into account historical trends and current market conditions. In addition, incremental increases in overhead costs that would be incurred in connection with the sale of each home were assessed as a function of the 5% appreciation factor applied to the average selling prices. These revenue and cost appreciation factors were determined using judgment and assumptions believed to be appropriate based on the information known to the Company at the time. Due to the judgment and assumptions applied in the estimation process with respect to the fair value of the Company’s share of the South Edge land at August 31, 2011, including as to the anticipated appreciation in revenues and costs over the life of the South Edge project, it is possible that actual results could differ substantially from those estimated. The Company will continue to review and update as appropriate its fair value estimates of its share of the South Edge land to reflect changes in relevant market conditions and other applicable factors.
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
11.	Other Assets
Other assets consisted of the following (in thousands):

	August 31,	November 30,
	2011	2010

Operating properties (a)	$—	$71,938
Cash surrender value of insurance contracts	59,920	59,103
Property and equipment, net	8,028	9,596
Debt issuance costs	4,444	5,254
Prepaid expenses	4,838	3,033
Deferred tax assets	1,152	1,152

Total	$78,382	$150,076

(a)
On December 16, 2010, the Company sold a multi-level residential building the Company operated as a rental property for net proceeds of $80.6 million and recognized a gain of $8.8 million on the sale, which is recorded as a component of selling, general and administrative expenses in the consolidated statements of operations.

12.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following (in thousands):

	August 31,	November 30,
	2011	2010

South Edge debt guaranty obligation	$151,205	$—
Construction defect and other litigation liabilities	136,354	124,853
Warranty liability	70,499	93,988
Employee compensation and related benefits	70,027	76,477
Accrued interest payable	27,615	42,963
Liabilities related to inventory not owned	25,145	15,549
Real estate and business taxes	7,635	8,220
Other	93,753	104,455

Total	$582,233	$466,505

13.	Mortgages and Notes Payable
Mortgages and notes payable consisted of the following (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.	Mortgages and Notes Payable (continued)

	August 31,	November 30,
	2011	2010

Mortgages and land contracts due to land sellers and other loans	$28,381	$118,057
Senior notes due 2011 at 6 3/8%	—	99,916
Senior notes due 2014 at 5 3/4%	249,609	249,498
Senior notes due 2015 at 5 7/8%	299,221	299,068
Senior notes due 2015 at 6 1/4%	449,782	449,745
Senior notes due 2017 at 9.1%	260,732	260,352
Senior notes due 2018 at 7 1/4%	298,978	298,893

Total	$1,586,703	$1,775,529

During the nine months ended August 31, 2011, the Company repaid debt that was secured by a multi-level residential building, which the Company sold during the period. As the secured debt was repaid at a discount prior to its scheduled maturity, the Company recognized a gain of $3.6 million on the early extinguishment of secured debt during the nine months ended August 31, 2011.
The Company repaid $100.0 million in aggregate principal amount of the $100 Million Senior Notes upon their August 15, 2011 maturity.
Following its voluntary termination of the Credit Facility effective March 31, 2010, the Company entered into the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating its business. As of August 31, 2011, $64.3 million of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require the Company to deposit and maintain cash with the issuing financial institutions as collateral for its letters of credit outstanding. As of August 31, 2011, the amount of cash maintained for the LOC Facilities totaled $65.0 million and was included in restricted cash on the Company’s consolidated balance sheet as of that date. The Company may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities with the same or other financial institutions.
The termination of the Credit Facility also released and discharged six of the Company’s subsidiaries from guaranteeing obligations with respect to the Company’s senior notes (the “Released Subsidiaries”). Each of the Released Subsidiaries does not guaranty any other indebtedness of the Company. Each Released Subsidiary may be required to again provide a guaranty with respect to the Company’s senior notes if it becomes a “significant subsidiary,” as defined under Rule 1-02(w) of Regulation S-X, or if it is determined to be in the best interests of the Company and the relevant subsidiary. Three of the Company’s subsidiaries (the “Guarantor Subsidiaries”) continue to provide a guaranty with respect to the Company’s senior notes.
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
As of August 31, 2011, the Company was in compliance with the applicable terms of its covenants under the Company’s senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. The Company’s ability to secure future debt financing may depend in part on its ability to remain in such compliance.
14.	Commitments and Contingencies
Commitments and contingencies include typical obligations of homebuilders for the completion of contracts and

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Commitments and Contingencies (continued)
those incurred in the ordinary course of business.
Warranty. The Company provides a limited warranty on all of its homes. The specific terms and conditions of these limited warranties vary depending upon the market in which the Company does business. The Company generally provides a structural warranty of 10 years, a warranty on electrical, heating, cooling, plumbing and other building systems each varying from two to five years based on geographic market and state law, and a warranty of one year for other components of the home. The Company estimates the costs that may be incurred under each limited warranty and records a liability in the amount of such costs at the time the revenue associated with the sale of each home is recognized. Factors that affect the Company’s warranty liability include the number of homes delivered, historical and anticipated rates of warranty claims, and cost per claim. The Company’s primary assumption in estimating the amounts it accrues for warranty costs is that historical claims experience is a strong indicator of future claims experience. The Company periodically assesses the adequacy of its recorded warranty liabilities, which are included in accrued expenses and other liabilities in the consolidated balance sheets, and adjusts the amounts as necessary based on its assessment. The Company’s assessment includes the review of its actual warranty costs incurred to identify trends and changes in its warranty claims experience, and considers the Company’s construction quality and customer service initiatives and outside events. While the Company believes the warranty liability reflected in its consolidated balance sheets to be adequate, unanticipated changes in the legal environment, local weather, land or environmental conditions, quality of materials or methods used in the construction of homes, or customer service practices could have a significant impact on its actual warranty costs in the future and such amounts could differ from the Company’s current estimates.
The changes in the Company’s warranty liability are as follows (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010
Balance at beginning of period	$93,988	$135,749	$82,630	$117,753
Warranties issued	3,236	3,720	1,255	1,783
Payments	(20,483)	(35,210)	(6,012)	(17,958)
Adjustments	(6,242)	(2,329)	(7,374)	352

Balance at end of period	$70,499	$101,930	$70,499	$101,930

The warranty adjustments of approximately $7.4 million for the three months ended August 31, 2011 that were recorded as reductions to construction and land costs in the consolidated statements of operations, mainly resulted from trends in the Company’s overall warranty claims experience on homes previously delivered.
The Company’s overall warranty liability of $70.5 million at August 31, 2011 included $5.9 million for estimated remaining repair costs associated with 112 homes that have been identified as containing or suspected of containing allegedly defective drywall manufactured in China. These homes are located in Florida and were primarily delivered in 2006 and 2007. The Company’s overall warranty liability of $94.0 million at November 30, 2010 included $11.3 million for estimated remaining repair costs associated with 296 such identified affected homes. The decrease in the liability for estimated repair costs associated with identified affected homes during the nine months ended August 31, 2011 reflected the lower number of identified affected homes with unresolved repairs at August 31, 2011 compared to November 30, 2010. During the nine months ended August 31, 2011, repairs were resolved on 211 identified affected homes, and the Company identified 27 additional affected homes. For these purposes, the Company considers repairs for identified affected homes to be “resolved” when all repairs are complete and all repair costs are fully paid. Repairs for identified affected homes are considered “unresolved” if repairs are not complete and/or there are repair costs remaining to be paid.

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Commitments and Contingencies (continued)
The drywall used in the construction of the Company’s homes is purchased and installed by subcontractors. The Company’s subcontractors obtained drywall material from multiple domestic and foreign sources through late 2008. In late 2008, the Company directed its subcontractors to obtain only domestically sourced drywall. The Company has identified homes that contain or may contain allegedly defective drywall manufactured in China primarily by responding to homeowner-initiated warranty claims or customer service questions regarding such material or regarding conditions or items in a home that may be affected by such material. Additionally, in certain communities where there had been a high number of affected homes identified through the warranty/customer service process, the Company proactively undertook community-wide reviews that identified more affected homes. The Company completed all such community-wide reviews at the end of May 2011. The Company’s customer service personnel or, in some instances, third-party consultants handle these matters. Because of the testing process required to determine the origin of drywall material obtained before December 2008, the source of drywall for homes that have not been the subject of a customer service/warranty request or community-wide review is unknown. As a result, the Company is unable to readily identify the total number of homes that may contain the allegedly defective drywall material manufactured in China.
While the Company continues to respond to individual warranty/customer service requests as they are made, the number of additional affected homes newly identified each quarter has fallen significantly since the third quarter of 2009 to a nominal amount. Based on the significantly reduced individual warranty/customer service request rate, the completion of its community-wide reviews and the domestic sourcing of drywall material since late 2008, the Company anticipates that it has identified substantially all potentially affected homes and will receive at most only nominal additional claims in future periods.
During the nine months ended August 31, 2011 and 2010, the Company paid $11.8 million and $19.4 million, respectively, to repair identified affected homes, and estimated its additional repair costs with respect to the newly identified affected homes to be $6.3 million and $19.5 million, respectively. Since first identifying affected homes in 2009, the Company has identified a total of 464 affected homes and has resolved repairs on 352 of those homes through August 31, 2011. As of August 31, 2011, the Company has paid $38.6 million of the total estimated repair costs of $44.5 million associated with the identified affected homes.
In assessing its overall warranty liability, the Company evaluates the costs related to identified homes affected by the allegedly defective drywall material and other home warranty-related items on a combined basis. While the Company has considered the repair costs related to the identified affected homes in conjunction with its quarterly assessments of its overall warranty liability since the third quarter of 2009, the Company has experienced favorable trends in its actual warranty costs incurred with respect to other home warranty-related items. These favorable trends reflect the Company’s ongoing focus on construction quality and customer service, among other things. Based on its assessments, the Company determined that its overall warranty liability at each reporting date was sufficient with respect to the Company’s then-estimated remaining repair costs associated with identified affected homes and its overall warranty obligations on homes delivered. In light of these assessments, the Company did not incur charges in the nine months ended August 31, 2011 or in its 2010 fiscal year with respect to repair costs associated with the identified affected homes. Additionally, based on the trends in the Company’s actual warranty costs incurred, the Company’s assessment for the quarter ended August 31, 2011 resulted in the recording of warranty adjustments of approximately $7.4 million as reductions to construction and land costs. The overall warranty liability has decreased since the third quarter of 2009 in part because of the payments the Company has made to resolve repairs on identified affected homes and in part due to the decrease in the number of homes the Company has delivered over the past several years.
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
As of August 31, 2011, the Company has been named as a defendant in 10 lawsuits relating to the allegedly defective drywall material, and it may in the future be subject to other similar litigation or claims that could cause the Company to incur significant costs. Given the preliminary stages of the proceedings, the Company has

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
14.	Commitments and Contingencies (continued)
not concluded whether the outcome of any of these lawsuits will be material to its consolidated financial statements.
The Company intends to seek and is undertaking efforts, including legal proceedings, to obtain reimbursement from various sources for the costs it has incurred or expects to incur to investigate and complete repairs and to defend itself in litigation associated with this drywall material. At this stage of its efforts, however, the Company has not recorded any amounts for potential recoveries as of August 31, 2011.
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
Insurance. The Company has, and requires the majority of its subcontractors to have, general liability insurance (including construction defect and bodily injury coverage) and workers’ compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims related to its homebuilding activities, subject to certain self-insured retentions, deductibles and other coverage limits. In Arizona, California, Colorado and Nevada, the Company’s general liability insurance takes the form of a wrap-up policy, where eligible subcontractors are enrolled as insureds on each project. The Company self-insures a portion of its overall risk through the use of a captive insurance subsidiary. The Company records expenses and liabilities based on the estimated costs required to cover its self-insured retention and deductible amounts under its insurance policies, and on the estimated costs of potential claims and claim adjustment expenses that are above its coverage limits or that are not covered by its policies. These estimated costs are based on an analysis of the Company’s historical claims and include an estimate of construction defect claims incurred but not yet reported. The Company’s estimated liabilities for such items were $95.7 million at both August 31, 2011 and November 30, 2010. These amounts are included in accrued expenses and other liabilities in the Company’s consolidated balance sheets. The Company’s expenses associated with self-insurance totaled $2.1 million for the three months ended August 31, 2011 and $1.6 million for the three months ended August 31, 2010. For the nine months ended August 31, 2011 and 2010, the Company’s expenses associated with self-insurance totaled $6.7 million and $5.2 million, respectively.
Performance Bonds and Letters of Credit. The Company is often required to obtain performance bonds and letters of credit in support of its obligations to various municipalities and other government agencies in connection with community improvements such as roads, sewers and water, and to support similar development activities by certain of its unconsolidated joint ventures. At August 31, 2011, the Company had $392.4 million of performance bonds and $64.3 million of letters of credit outstanding. At November 30, 2010, the Company had $414.3 million of performance bonds and $87.5 million of letters of credit outstanding. If any such performance bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the performance bond or letter of credit. The Company does not believe that a material amount of any currently outstanding performance bonds or letters of credit will be called. Performance bonds do not have stated expiration dates. Rather, the Company is released from the performance bonds as the underlying performance is completed. The expiration dates of some letters of credit coincide with the expected completion dates of the related projects or obligations. Most letters of credit, however, are issued with an initial term of one year and are typically extended on a year-to-year basis until the related performance obligation is completed.
Land Option Contracts. In the ordinary course of its business, the Company enters into land option and other similar contracts to procure rights to land parcels for the construction of homes. At August 31, 2011, the Company had total deposits of $17.6 million, comprised of $15.6 million of cash deposits and $2.0 million of letters of credit, to purchase land having an aggregate purchase price of $329.8 million. The Company’s land option and other similar contracts generally do not contain provisions requiring the Company’s specific performance.

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
The Petition alleged that South Edge failed to undertake certain development-related activities and to repay amounts due on secured loans that the petitioning lenders (as part of a lending syndicate) made to South Edge in 2004 and 2007, totaling $585.0 million in initial aggregate principal amount (the “Loans”), that the petitioning lenders were undersecured, and that South Edge was generally not paying its debts as they became due. The Loans were used by South Edge to partially finance both the purchase of certain real property located near Las Vegas, Nevada and the development of a residential community on that property. The Loans are secured by the underlying property and related South Edge assets. As of August 31, 2011, the outstanding principal balance of the Loans was $327.9 million.
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
As a result of the February 3, 2011 order for relief on the Petition, the Company considers it probable that it became responsible to pay certain amounts to the Administrative Agent related to the Springing Guaranty that the Company provided in connection with the Loans, as discussed further above in Note 10. Investments in Unconsolidated Joint Ventures. Each of KB HOME Nevada Inc., the other members of South Edge and their parent companies provided a similar repayment guaranty to the Administrative Agent.
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
Pursuant to the terms of the Plan, the Company would pay to the South Edge lenders an amount between approximately $214 million and $225 million on the effective date of the Plan. The Company has deposited $21.4 million of this amount in an escrow account, which is reflected as restricted cash in its consolidated balance sheet as of August 31, 2011. The other Participating Members also would pay certain amounts to the South Edge lenders on the effective date of the Plan and have similarly deposited amounts into an escrow account. The exact sum that the Company and the other Participating Members would pay to the South Edge lenders depends on the outcome of proceedings the Chapter 11 trustee for South Edge has commenced against, among others, a South Edge member that is not a Participating Member in order to determine the amount of pledged infrastructure development funds that can be applied to the South Edge debt. In addition to their payments to the South Edge lenders, each of the Company and the other Participating Members would each be responsible for certain fees, expenses and charges and for certain allowed general unsecured claims, and would

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
15.	Legal Matters (continued)
receive the benefit of potential contributions and recoveries that would, in the aggregate, affect their respective costs related to the Plan. Taking all of this into account, the Company estimates that its probable net payment obligation under the terms of the consensual agreement effective June 10, 2011 regarding the Plan is $226.4 million, though it could possibly be as high as $240 million.
If the Plan becomes effective, the Company anticipates that it would (a) acquire its share of the land owned by South Edge (amounting to at least approximately 65% of the land and as much as approximately 68%) as a result of a bankruptcy court-approved disposition of the land to a newly created entity in which the Company would expect to be a part owner, and (b) without further payment, satisfy or assume the respective liens of the Administrative Agent and the South Edge lenders on the land. In addition, if the Plan becomes effective, the Company anticipates that all South Edge-related claims, potential guaranty obligations (including the Company’s potential Springing Guaranty obligation), and litigation between the Administrative Agent (on behalf of itself and the South Edge lenders) and the Participating Members would be resolved, although lenders holding less than 8% ownership in the Loans made to South Edge that are not currently expected to consent to the Plan and members of South Edge that are not Participating Members may assert certain claims against the Company, which claims the Company would vigorously dispute.
The agreement may be terminated by the Administrative Agent or the Participating Members upon the occurrence of certain specified events, including a failure to meet the specified dates on which the above-described activities in support of the Plan are to occur. On September 8, 2011, the bankruptcy court approved a disclosure statement designed to implement the Plan, and a hearing to confirm the Plan is scheduled for October 17, 2011. As of the date of this report, the Company believes that the other Participating Members, the Administrative Agent and the South Edge lenders that are party to the agreement are able to and will fulfill their respective obligations as contemplated under the Plan if it becomes effective.
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
The ultimate resolution of the South Edge bankruptcy, the Lender Litigation and the appeal of the arbitration panel decision, and the time at which any resolution is reached with respect to each matter, are uncertain and involve multiple factors, including whether the Plan becomes effective, as described above, the actions of the Chapter 11 trustee for South Edge, and court decisions. Further, the ultimate resolution of the South Edge bankruptcy (including with respect to the Company’s anticipated net payment obligation related to South Edge), the Lender Litigation and the appeal of the arbitration panel decision could have a material effect on the Company’s liquidity, as further discussed below under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
In addition to the specific proceedings described above, the Company is involved in other litigation and regulatory proceedings incidental to its business that are in various procedural stages. The Company believes that the accruals it has recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2011, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on the Company’s consolidated financial statements. The Company evaluates its accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjusts them to reflect (i) the facts and circumstances known to the Company at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on its experience, the Company believes that the amounts that may be claimed or alleged against it in these proceedings are not a meaningful indicator of its potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses the Company may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to the Company’s consolidated financial statements.
16.	Stockholders’ Equity
At August 31, 2011, the Company was authorized to repurchase 4,000,000 shares of its common stock under a board-approved share repurchase program. The Company did not repurchase any of its common stock under this program in the nine months ended August 31, 2011. The Company has not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of the Company’s board of directors.
During the three months ended February 28, 2011, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 17, 2011 to stockholders of record on February 3, 2011. During the three months ended May 31, 2011, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on May 19, 2011 to stockholders of record on May 5, 2011. During the three months ended August 31, 2011, the Company’s board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on August 18, 2011 to stockholders of record on August 4, 2011. A cash dividend of $.0625 per share of common stock was also declared and paid during each of the three-month periods ended February 28, 2010, May 31, 2010 and August 31, 2010. The declaration and payment of future cash dividends on the Company’s common stock are at the discretion of the Company’s board of directors, and depend upon, among other things, the Company’s expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
17.	Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06, “Improving Disclosures About Fair Value Measurements” (“ASU 2010-06”), which provides

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
17.	Recent Accounting Pronouncements (continued)
amendments to Accounting Standards Codification Subtopic No. 820-10, “Fair Value Measurements and Disclosures” — Overall (“ASC 820-10”). ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance was effective for the Company in the second quarter of 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. ASU 2010-06 concerns disclosure only and will not have a material impact on the Company’s consolidated financial position or results of operations.
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
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”), which changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. The Company is currently evaluating the potential impact of adopting this guidance on its consolidated financial position and results of operations.
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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
18.	Income Taxes
The Company had no income tax benefit or expense for the three months ended August 31, 2011 and an income tax benefit of $5.3 million for the three months ended August 31, 2010. For the nine months ended August 31, 2011, the Company’s income tax expense totaled $.1 million, compared to an income tax benefit of $5.0 million for the nine months ended August 31, 2010. Due to the effects of its deferred tax asset valuation allowances, carrybacks of its net operating losses (“NOLs”), and changes in its unrecognized tax benefits, the Company’s effective tax rates for the three-month and nine-month periods ended August 31, 2011 and 2010 are not meaningful items as the Company’s income tax amounts are not directly correlated to the amount of its pretax losses for those periods.
In accordance with Accounting Standards Codification Topic No. 740, “Income Taxes” (“ASC 740”), the Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. ASC 740 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. During the three months ended August 31, 2011, the Company recorded a valuation allowance of $2.5 million against net deferred tax assets generated from the loss for the period. During the three months ended August 31, 2010, the Company recorded a net reduction of $2.4 million to the valuation allowance against net deferred tax assets. The net reduction was comprised of a $5.4 million federal income tax benefit from the increased carryback of the Company’s 2009 net operating loss to offset earnings it generated in 2004 and 2005, partially offset by a $3.0 million valuation allowance recorded against the net deferred tax assets generated from the loss for the period. For the nine months ended August 31, 2011, the Company recorded valuation allowances of $73.3 million against the net deferred tax assets generated from losses for the period. For the nine months ended August 31, 2010, the Company recorded a net increase of $31.6 million to the valuation allowance against net deferred tax assets. The net increase was comprised of a $37.0 million valuation allowance recorded against the net deferred tax assets generated from the loss for the period, partially offset by the $5.4 million federal income tax benefit from the increased carryback of the Company’s 2009 net operating loss to offset earnings it generated in 2004 and 2005.
The Company’s net deferred tax assets totaled $1.1 million at both August 31, 2011 and November 30, 2010. The deferred tax asset valuation allowance increased to $844.4 million at August 31, 2011 from $771.1 million at November 30, 2010. This increase reflected the impact of the $73.3 million valuation allowance recorded during the nine months ended August 31, 2011.
During the three months ended August 31, 2011, the Company did not have a change to its total gross unrecognized tax benefits. During the nine months ended August 31, 2011, net reductions to the Company’s total gross unrecognized tax benefits were $.3 million. The total amount of unrecognized tax benefits, including interest and penalties, was $6.6 million as of August 31, 2011. The Company anticipates that total unrecognized tax benefits will decrease by approximately $2.0 million during the 12 months from this reporting date due to various state filings associated with the resolution of the federal audit.
The benefits of the Company’s NOLs, built-in losses and tax credits would be reduced or potentially eliminated if the Company experienced an “ownership change” under Internal Revenue Code Section 382 (“Section 382”). Based on the Company’s analysis performed as of August 31, 2011, the Company does not believe that it has experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits the Company has generated should not be subject to a Section 382 limitation as of this reporting date.
19.	Supplemental Disclosure to Consolidated Statements of Cash Flows
The following are supplemental disclosures to the consolidated statements of cash flows (in thousands):

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
19.	Supplemental Disclosure to Consolidated Statements of Cash Flows (continued)

	Nine Months Ended August 31,
	2011	2010

Summary of cash and cash equivalents at end of period:
Homebuilding	$477,406	$919,851
Financial services	2,867	3,756

Total	$480,273	$923,607

Supplemental disclosures of cash flow information:
Interest paid, net of amounts capitalized	$23,159	$72,113
Income taxes paid	278	523
Income taxes refunded	182	191,345

Supplemental disclosures of noncash activities:
Increase in inventories in connection with consolidation of joint ventures	$—	$72,300
Increase in accounts payable, accrued expenses and other liabilities in connection with consolidation of joint ventures	—	38,861
Stock appreciation rights exchanged for stock options	—	1,816
Cost of inventories acquired through seller financing	—	53,125
Increase (decrease) in consolidated inventories not owned	9,596	(37,633)
Acquired property securing note receivable	40,000	—

20.	Supplemental Guarantor Information
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

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Operations
Nine Months Ended August 31, 2011 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$241,702	$594,292	$—	$835,994

Homebuilding:
Revenues	$—	$241,702	$588,114	$—	$829,816
Construction and land costs	—	(206,373)	(517,712)	—	(724,085)
Selling, general and administrative expenses	(39,361)	(23,735)	(109,214)	—	(172,310)
Loss on loan guaranty	—	—	(37,330)	—	(37,330)

Operating income (loss)	(39,361)	11,594	(76,142)	—	(103,909)
Interest income	631	4	141	—	776
Interest expense	37,025	(35,582)	(38,345)	—	(36,902)
Equity in loss of unconsolidated joint ventures	—	(5)	(55,860)	—	(55,865)

Homebuilding pretax loss	(1,705)	(23,989)	(170,206)	—	(195,900)

Financial services pretax income	—	—	3,321	—	3,321

Total pretax loss	(1,705)	(23,989)	(166,885)	—	(192,579)
Income tax expense	—	—	(100)	—	(100)
Equity in net loss of subsidiaries	(190,974)	—	—	190,974	—

Net loss	$(192,679)	$(23,989)	$(166,985)	$190,974	$(192,679)

Nine Months Ended August 31, 2010 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$307,427	$831,606	$—	$1,139,033

Homebuilding:
Revenues	$—	$307,427	$826,419	$—	$1,133,846
Construction and land costs	—	(263,301)	(681,895)	—	(945,196)
Selling, general and administrative expenses	(59,796)	(41,940)	(132,059)	—	(233,795)

Operating income (loss)	(59,796)	2,186	12,465	—	(45,145)
Interest income	1,377	21	230	—	1,628
Interest expense	11,430	(29,002)	(34,536)	—	(52,108)
Equity in loss of unconsolidated joint ventures	—	(148)	(4,531)	—	(4,679)

Homebuilding pretax loss	(46,989)	(26,943)	(26,372)	—	(100,304)

Financial services pretax income	—	—	8,494	—	8,494

Total pretax loss	(46,989)	(26,943)	(17,878)	—	(91,810)
Income tax expense	2,600	1,500	900	—	5,000
Equity in net loss of subsidiaries	(42,221)	—	—	42,221	—

Net loss	$(86,610)	$(25,443)	$(16,978)	$42,221	$(86,810)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Operations
Three Months Ended August 31, 2011 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$109,808	$257,508	$—	$367,316

Homebuilding:
Revenues	$—	$109,808	$254,724	$—	$364,532
Construction and land costs	—	(92,245)	(210,663)	—	(302,908)
Selling, general and administrative expenses	(5,522)	(13,800)	(40,863)	—	(60,185)
Loss on loan guaranty	—	—	—	—	—

Operating income (loss)	(5,522)	3,763	3,198	—	1,439
Interest income	97	—	26	—	123
Interest expense	13,246	(14,190)	(11,398)	—	(12,342)
Equity in income (loss) of unconsolidated joint ventures	—	67	(3)	—	64

Homebuilding pretax income (loss)	7,821	(10,360)	(8,177)	—	(10,716)

Financial services pretax income	—	—	1,067	—	1,067

Total pretax income (loss)	7,821	(10,360)	(7,110)	—	(9,649)
Income tax expense	—	—	—	—	—
Equity in net loss of subsidiaries	(17,470)	—	—	17,470	—

Net loss	$(9,649)	$(10,360)	$(7,110)	$17,470	$(9,649)

Three Months Ended August 31, 2010 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Revenues	$—	$124,534	$376,469	$—	$501,003

Homebuilding:
Revenues	$—	$124,534	$374,287	$—	$498,821
Construction and land costs	—	(106,649)	(305,164)	—	(411,813)
Selling, general and administrative expenses	(12,767)	(13,731)	(52,104)	—	(78,602)

Operating income (loss)	(12,767)	4,154	17,019	—	8,406
Interest income	512	15	76	—	603
Interest expense	7,247	(11,045)	(12,385)	—	(16,183)
Equity in loss of unconsolidated joint ventures	—	(69)	(1,878)	—	(1,947)

Homebuilding pretax income (loss)	(5,008)	(6,945)	2,832	—	(9,121)

Financial services pretax income	—	—	2,424	—	2,424

Total pretax income (loss)	(5,008)	(6,945)	5,256	—	(6,697)
Income tax expense	3,900	5,500	(4,100)	—	5,300
Equity in net loss of subsidiaries	(289)	—	—	289	—

Net income (loss)	$(1,397)	$(1,445)	$1,156	$289	$(1,397)

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20.	Supplemental Guarantor Information (continued)
Condensed Consolidated Balance Sheets
August 31, 2011 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$422,406	$13,466	$41,534	$—	$477,406
Restricted cash	65,021	—	48,165	—	113,186
Receivables	(72,889)	10,518	141,551	—	79,180
Inventories	—	832,252	1,068,328	—	1,900,580
Investments in unconsolidated joint ventures	—	38,216	13,039	—	51,255
Other assets	69,662	607	8,113	—	78,382

	484,200	895,059	1,320,730	—	2,699,989

Financial services	—	—	21,828	—	21,828
Investments in subsidiaries	10,641	—	—	(10,641)	—

Total assets	$494,841	$895,059	$1,342,558	$(10,641)	$2,721,817

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$121,480	$140,274	$438,072	$—	$699,826
Mortgages and notes payable	1,533,212	24,118	29,373	—	1,586,703

	1,654,692	164,392	467,445	—	2,286,529

Financial services	—	—	3,321	—	3,321
Intercompany	(1,591,818)	741,030	850,788	—	—
Stockholders’ equity	431,967	(10,363)	21,004	(10,641)	431,967

Total liabilities and stockholders’ equity	$494,841	$895,059	$1,342,558	$(10,641)	$2,721,817

November 30, 2010 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Assets
Homebuilding:
Cash and cash equivalents	$770,603	$3,619	$130,179	$—	$904,401
Restricted cash	88,714	—	26,763	—	115,477
Receivables	4,205	6,271	97,572	—	108,048
Inventories	—	774,102	922,619	—	1,696,721
Investments in unconsolidated joint ventures	—	37,007	68,576	—	105,583
Other assets	68,166	72,805	9,105	—	150,076

	931,688	893,804	1,254,814	—	3,080,306

Financial services	—	—	29,443	—	29,443
Investments in subsidiaries	36,279	—	—	(36,279)	—

Total assets	$967,967	$893,804	$1,284,257	$(36,279)	$3,109,749

Liabilities and stockholders’ equity
Homebuilding:
Accounts payable, accrued expenses and other liabilities	$124,609	$150,260	$424,853	$—	$699,722
Mortgages and notes payable	1,632,362	112,368	30,799	—	1,775,529

	1,756,971	262,628	455,652	—	2,475,251

Financial services	—	—	2,620	—	2,620
Intercompany	(1,420,882)	631,176	789,706	—	—
Stockholders’ equity	631,878	—	36,279	(36,279)	631,878

Total liabilities and stockholders’ equity	$967,967	$893,804	$1,284,257	$(36,279)	$3,109,749

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20.	Supplemental Guarantor Information (continued)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended August 31, 2011 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(192,679)	$(23,989)	$(166,985)	$190,974	$(192,679)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in loss of unconsolidated joint ventures	—	5	56,236	—	56,241
Loss on loan guaranty	—	—	37,330	—	37,330
Gain on sale of operating property	—	(8,825)	—	—	(8,825)
Inventory impairments and land option contract abandonments	—	991	22,516	—	23,507
Changes in assets and liabilities:
Receivables	77,094	(4,247)	(83,787)	—	(10,940)
Inventories	—	(49,142)	(128,628)	—	(177,770)
Accounts payable, accrued expenses and other liabilities	(3,127)	(19,985)	(23,841)	—	(46,953)
Other, net	6,566	(2,989)	6,573	—	10,150

Net cash used by operating activities	(112,146)	(108,181)	(280,586)	190,974	(309,939)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(1,334)	(640)	—	(1,974)
Proceeds from sale of operating property	—	80,600	—	—	80,600
Sales (purchases) of property and equipment, net	(178)	(81)	185	—	(74)

Net cash provided (used) by investing activities	(178)	79,185	(455)	—	78,552

Cash flows from financing activities:
Change in restricted cash	23,692	—	(21,401)	—	2,291
Repayment of senior notes	(100,000)	—	—	—	(100,000)
Payments on mortgages and land contracts due to land sellers and other loans	—	(84,638)	(1,426)	—	(86,064)
Issuance of common stock under employee stock plans	1,426	—	—	—	1,426
Payments of cash dividends	(14,423)	—	—	—	(14,423)
Intercompany	(146,568)	123,481	214,061	(190,974)	—

Net cash provided (used) by financing activities	(235,873)	38,843	191,234	(190,974)	(196,770)

Net increase (decrease) in cash and cash equivalents	(348,197)	9,847	(89,807)	—	(428,157)
Cash and cash equivalents at beginning of period	770,603	3,619	134,208	—	908,430

Cash and cash equivalents at end of period	$422,406	$13,466	$44,401	$—	$480,273

KB HOME
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
20.	Supplemental Guarantor Information (continued)
Nine Months Ended August 31, 2010 (in thousands)

			Non-
	KB Home	Guarantor	Guarantor	Consolidating
	Corporate	Subsidiaries	Subsidiaries	Adjustments	Total

Cash flows from operating activities:
Net loss	$(86,610)	$(25,443)	$(16,978)	$42,221	$(86,810)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Equity in (income) loss of unconsolidated joint ventures	—	148	(1,415)	—	(1,267)
Inventory impairments and land option contract abandonments	—	1,671	15,068	—	16,739
Changes in assets and liabilities:
Receivables	182,187	(3,027)	3,602	—	182,762
Inventories	—	(60,018)	(89,003)	—	(149,021)
Accounts payable, accrued expenses and other liabilities	(27,757)	(29,692)	(89,874)	—	(147,323)
Other, net	(7,304)	867	27,214	—	20,777

Net cash provided (used) by operating activities	60,516	(115,494)	(151,386)	42,221	(164,143)

Cash flows from investing activities:
Investments in unconsolidated joint ventures	—	(212)	(1,321)	—	(1,533)
Purchases of property and equipment, net	(213)	(63)	(366)	—	(642)

Net cash used by investing activities	(213)	(275)	(1,687)	—	(2,175)

Cash flows from financing activities:
Change in restricted cash	22,689	(24,781)	—	—	(2,092)
Payments on mortgages and land contracts due to land sellers and other loans	—	(53,354)	(20,017)	—	(73,371)
Issuance of common stock under employee stock plans	1,609	—	—	—	1,609
Excess tax benefit associated with exercise of stock options	583	—	—	—	583
Payments of cash dividends	(14,415)	—	—	—	(14,415)
Repurchases of common stock	(350)	—	—	—	(350)
Intercompany	(288,924)	154,796	176,349	(42,221)	—

Net cash provided (used) by financing activities	(278,808)	76,661	156,332	(42,221)	(88,036)

Net increase (decrease) in cash and cash equivalents	(218,505)	(39,108)	3,259	—	(254,354)
Cash and cash equivalents at beginning of period	995,122	44,478	138,361	—	1,177,961

Cash and cash equivalents at end of period	$776,617	$5,370	$141,620	$—	$923,607

21.	Subsequent Event
On September 20, 2011, the Company filed an automatically effective universal shelf registration statement (the “2011 Shelf Registration”) with the SEC. The 2011 Shelf Registration registers the offering of debt and equity securities that the Company may issue from time to time in amounts to be determined.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
OVERVIEW
Revenues are generated from our homebuilding operations and our financial services operations. The following table presents a summary of our consolidated results of operations for the nine months and three months ended August 31, 2011 and 2010 (in thousands, except per share amounts):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010
Revenues:
Homebuilding	$829,816	$1,133,846	$364,532	$498,821
Financial services	6,178	5,187	2,784	2,182

Total	$835,994	$1,139,033	$367,316	$501,003

Pretax income (loss):
Homebuilding	$(195,900)	$(100,304)	$(10,716)	$(9,121)
Financial services	3,321	8,494	1,067	2,424

Total pretax loss	(192,579)	(91,810)	(9,649)	(6,697)
Income tax benefit (expense)	(100)	5,000	—	5,300

Net loss	$(192,679)	$(86,810)	$(9,649)	$(1,397)

Basic and diluted loss per share	$(2.50)	$(1.13)	$(.13)	$(.02)

Despite historically high levels of housing affordability and low interest rates for residential consumer mortgage loans, housing market conditions were difficult in the third quarter of 2011, reflecting an oversupply of homes available for sale that has persisted throughout the year and significantly restrained consumer demand for housing. The oversupply of homes available for sale has stemmed largely from a sizeable and generally rising inventory of lender-owned homes that were acquired through foreclosures and short sales, a factor that is expected to continue in the fourth quarter of 2011 and into 2012. Consumer demand was affected by, among other things, turbulent macroeconomic conditions and the inability of policymakers to effectively respond to such conditions, a generally weak and uncertain employment environment, low confidence levels, tight residential consumer mortgage lending standards and reduced credit availability for residential consumer mortgage loans. Compounding the negative supply and demand environment in the third quarter was intense competition for home sales among homebuilders and sellers of resale and foreclosed homes. While select markets for new homes are showing signs of stability, we do not anticipate a full housing recovery without broad, sustainable employment growth and increased consumer confidence.
In adapting our business to navigate through the challenges of the general downturn in the U.S. housing market that began in 2006, we have focused on the following three primary integrated strategic goals: achieve profitability at the scale of prevailing market conditions; generate cash and maintain a strong balance sheet; and position our business to capitalize on future growth opportunities. In pursuit of these goals, we have in recent years and throughout the first three quarters of 2011 continued to execute on our KBnxt operational business model; improved and refined our product offerings to compete with resale homes and to meet the affordability demands and sustainability concerns of our core customers — first-time, move-up and active adult homebuyers; aligned our overhead to prevailing market activity levels through a dedicated effort to control costs while maintaining a solid growth platform; improved our operating efficiencies; made opportunistic investments in our business; and acquired attractively priced new land interests meeting our investment standards in desirable markets with perceived strong growth prospects, primarily in California and Texas. We expect to continue to execute on these initiatives during the fourth quarter of 2011.
Although we posted a net loss for the third quarter of 2011, we continued to make progress on our primary strategic goals and achieved encouraging operational and financial results. We narrowed our net loss substantially from the second quarter of 2011 and generated sequential improvement in certain key financial metrics, including our housing gross margin and our selling, general and administrative expenses as a percentage of housing revenues. In the 2011 third quarter, the number of homes we delivered, our revenues and our margins decreased on a year-over-year basis, reflecting prevailing market conditions and strategic actions we have taken in earlier periods to align our operations with those conditions. However, we succeeded in substantially reducing our selling, general and administrative expenses and increasing our net orders and backlog in the 2011 third quarter compared to the year-earlier quarter. In addition, we made investments in land and land development to support future growth in our new home communities, deliveries and revenues. As in previous quarters in 2011, the majority of our investments in land and land development were made in California and Texas, and we expect to continue to target most of our inventory-related investments in those states in the fourth quarter and into 2012. While the scope and timing of a sustained housing market recovery remains uncertain, we believe that our focus on growing our new home communities in relatively healthy housing markets and on executing on initiatives that support our three primary goals will help position us operationally and financially to support our current business operations and to take advantage of future opportunities in housing markets as they arise.
Our total revenues of $367.3 million for the three months ended August 31, 2011 decreased 27% from $501.0 million for the three months ended August 31, 2010, mainly due to lower housing revenues. Housing revenues declined 27% to $364.4 million in the third quarter of 2011 from $496.9 million in the year-earlier quarter, reflecting a 31% decrease in the number of homes delivered, which was partly offset by a 6% increase in the average selling price. We use the term “home” in this discussion and analysis to refer to a single-family residence, whether it is a single-family home or other type of residential property. We delivered 1,603 homes in the third quarter of 2011 at an average selling price of $227,400, compared with 2,320 homes delivered at an average selling price of $214,200 in the year-earlier quarter.
We delivered fewer homes in the third quarter of 2011 as compared to the year-earlier quarter, primarily due to our relatively low backlog level at the beginning of the quarter. At the start of our 2011 third quarter, the number of homes in our backlog was down 24% from the previous year, reflecting the year-over-year decline in net orders we experienced in the first two quarters of 2011 due to generally weak housing market conditions and to the after effects of a temporary surge in demand in the first two quarters of 2010 that was motivated by the April 30, 2010 expiration of the federal homebuyer tax credit. To a lesser extent, the number of homes in our backlog at the beginning of the 2011 third quarter was also negatively affected by the strategic community count reductions we made in select markets in prior periods to align our operations with prevailing housing market activity. In light of our more recent investments in land and land development to support future growth, we anticipate continuing to gradually increase the number of new home communities in the fourth quarter and into 2012, as further discussed below under “Outlook.”
Our average selling price for the three months ended August 31, 2011 increased relative to the year-earlier period, primarily due to a change in the proportion of homes delivered from higher-priced communities and a shift in product mix. The year-over-year increase in our average selling price in the three months ended August 31, 2011 reflected increases of 6%, 3% and 15% in our Southwest, Central and Southeast homebuilding reporting segments, respectively, partly offset by a decrease of 5% in our West Coast homebuilding reporting segment.
Included in our total revenues were financial services revenues of $2.8 million in the third quarter of 2011 and $2.2 million in the third quarter of 2010. The increase in financial services revenues in the three months ended August 31, 2011 compared to the year-earlier period reflected revenues associated with our marketing services agreement with MetLife Home Loans, which became effective in the third quarter of 2011, and higher title services revenues. The revenues associated with our marketing services agreement represent the fair market value of the services we provided in connection with the agreement.
We posted a net loss of $9.6 million, or $.13 per diluted share, for the three months ended August 31, 2011, compared to a net loss of $1.4 million, or $.02 per diluted share, for the corresponding period of 2010. Our 2011 third quarter net loss included pretax, noncash charges of $1.2 million for inventory impairments and land option contract abandonments, compared to $3.4 million of similar charges in the year-earlier quarter. Our third quarter net loss improved substantially from the net loss of $68.5 million, or $.89 per diluted share, reported in the second quarter of 2011.
Our homebuilding operations posted operating income of $1.4 million for the three months ended August 31, 2011 and $8.4 million for the three months ended August 31, 2010. The year-over-year decrease in homebuilding operating income reflected lower gross profits, which were partly offset by lower selling, general and administrative expenses.

The decrease in gross profits in the third quarter of 2011 from the year-earlier quarter resulted from fewer homes delivered and a lower housing gross margin. Our housing gross margin decreased to 16.9% in the third quarter of 2011 from 17.5% in the year-earlier quarter. Our 2011 third quarter housing gross margin included $7.4 million of favorable warranty adjustments that resulted from trends in our overall warranty claims experience on homes previously delivered, which were partly offset by $1.2 million of inventory impairment and land option contract abandonment charges. In the year-earlier quarter, the housing gross margin included $3.4 million of such charges. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, was 17.2% in the third quarter of 2011, compared to 18.2% in the year-earlier quarter. The year-over-year decrease in our housing gross margin, excluding inventory impairment and land option contract abandonment charges, was largely the result of reduced leverage from a lower volume of homes delivered and a shift in product mix, partly offset by the warranty adjustments. However, our 2011 third quarter housing gross margin, excluding inventory impairment and land option contract abandonment charges, continued to improve on a sequential basis, up from 13.4% and 14.9% in the first and second quarters of 2011, respectively.
Our selling, general and administrative expenses of $60.2 million for the three months ended August 31, 2011 decreased by $18.4 million, or 23%, from $78.6 million for the year-earlier period, reflecting our ongoing efforts to streamline our organizational structure and reduce overhead costs while maintaining a solid growth platform, the recovery of legal expenses from insurance carriers, and fewer homes delivered. As a percentage of housing revenues, selling, general and administrative expenses of 16.5% for the three months ended August 31, 2011 improved on a sequential basis from 25.4% in the first quarter and 23.2% in the second quarter of 2011. In the third quarter of 2010, this ratio was 15.8%.
Total revenues for the nine months ended August 31, 2011 were $836.0 million, down 27% from $1.14 billion for the year-earlier period. Included in our total revenues were financial services revenues of $6.2 million for the first nine months of 2011 and $5.2 million for the year-earlier period. Our net loss for the nine months ended August 31, 2011 totaled $192.7 million, or $2.50 per diluted share, including pretax, noncash charges of $23.5 million for inventory impairments and land option contract abandonments. Our net loss for the nine months ended August 31, 2011 also included a pretax, noncash joint venture impairment charge of $53.7 million and a loss on loan guaranty of $37.3 million, both related to our investment in South Edge. For the nine months ended August 31, 2010, we incurred a net loss of $86.8 million, or $1.13 per diluted share, including pretax, noncash charges of $16.7 million for inventory impairments and land option contract abandonments.
We ended the 2011 third quarter with a total of $590.6 million of cash and cash equivalents and restricted cash, of which $113.2 million was restricted. Our debt balance of $1.59 billion at August 31, 2011 decreased from $1.78 billion at November 30, 2010 due to the repayment of $100.0 million in aggregate principal amount of our $100 Million Senior Notes upon their August 15, 2011 maturity, and the repayment of secured debt. Our ratio of debt to total capital was 78.6% at August 31, 2011 and 73.8% at November 30, 2010. Our ratio of net debt to total capital, which reflects our cash position, was 69.8% at August 31, 2011, compared to 54.5% at November 30, 2010.
Our total backlog at August 31, 2011 was comprised of 2,657 homes, representing projected future housing revenues of approximately $559.3 million, compared to a backlog at August 31, 2010 of 2,169 homes, representing projected future housing revenues of approximately $455.3 million. The number of homes in our backlog increased 22% year over year, reflecting an increase in our net orders in the third quarter of 2011 relative to the year-earlier quarter. Net orders from our homebuilding operations increased 40% to 1,838 in the third quarter of 2011 from 1,314 in the third quarter of 2010. Net orders rose in each of our homebuilding reporting segments, with increases ranging from 22% in our Central homebuilding reporting segment to 73% in our West Coast homebuilding reporting segment. The favorable year-over-year net order comparisons in the third quarter of 2011 partly reflected activity from recently opened communities as well as depressed net orders in the year-earlier period stemming from the impact of the April 30, 2010 expiration of the federal homebuyer tax credit. Reflecting the land and land development investments we have made since 2009 to maintain a solid growth platform, we opened over 60 new home communities in the first half of 2011 and an additional 33 communities in the third quarter of 2011. Given construction cycle times, we anticipate delivering homes and realizing revenues from the net orders generated in these newly opened communities in the coming quarters. Our cancellation rate as a percentage of gross orders was 29% in the third quarter of 2011 and 33% in the third quarter of 2010.

HOMEBUILDING
The following table presents a summary of certain financial and operational data for our homebuilding operations (dollars in thousands, except average selling price):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010
Revenues:
Housing	$829,663	$1,129,477	$364,457	$496,898
Land	153	4,369	75	1,923

Total	829,816	1,133,846	364,532	498,821

Costs and expenses:
Construction and land costs
Housing	723,886	940,840	302,834	409,890
Land	199	4,356	74	1,923

Total	724,085	945,196	302,908	411,813
Selling, general and administrative expenses	172,310	233,795	60,185	78,602
Loss on loan guaranty	37,330	—	—	—

Total	933,725	1,178,991	363,093	490,415

Operating income (loss)	$(103,909)	$(45,145)	$1,439	$8,406

Homes delivered	3,817	5,428	1,603	2,320
Average selling price	$217,400	$208,100	$227,400	$214,200
Housing gross margin	12.7%	16.7%	16.9%	17.5%

Selling, general and administrative expenses as a percentage of housing revenues	20.8%	20.7%	16.5%	15.8%

Operating income (loss) as a percentage of homebuilding revenues	-12.5%	-4.0%	.4%	1.7%
We have grouped our homebuilding activities into four reporting segments, which we identify in this report as West Coast, Southwest, Central and Southeast. As of August 31, 2011, our homebuilding reporting segments consisted of ongoing operations located in the following states: West Coast — California; Southwest — Arizona and Nevada; Central — Colorado and Texas; and Southeast — Florida, Maryland, North Carolina and Virginia. The following tables present homes delivered, net orders and cancellation rates (based on gross orders) by reporting segment and with respect to our unconsolidated joint ventures for the three-month and nine-month periods ended August 31, 2011 and 2010, and our ending backlog at August 31, 2011 and 2010:

	Three Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2011	2010	2011	2010	2011	2010

West Coast	524	600	581	335	27%	23%

Southwest	232	337	259	186	20	26

Central	611	855	677	556	34	37

Southeast	236	528	321	237	30	40

Total	1,603	2,320	1,838	1,314	29%	33%

Unconsolidated joint ventures	—	24	—	16	—%	—%

	Nine Months Ended August 31,
	Homes Delivered		Net Orders		Cancellation Rates
Segment	2011	2010	2011	2010	2011	2010

West Coast	1,101	1,440	1,527	1,372	22%	18%

Southwest	573	912	735	850	19	18

Central	1,449	1,934	1,963	2,067	33	32

Southeast	694	1,142	913	1,182	28	28

Total	3,817	5,428	5,138	5,471	27%	26%

Unconsolidated joint ventures	1	79	—	62	—%	8%

	August 31,
			Backlog - Value
	Backlog - Homes		(In Thousands)
Segment	2011	2010	2011	2010

West Coast	629	455	$211,360	$165,546

Southwest	301	220	51,262	34,490

Central	1,207	1,052	199,503	171,577

Southeast	520	442	97,205	83,703

Total	2,657	2,169	$559,330	$455,316

Unconsolidated joint ventures	—	20	$—	$7,480

Revenues. Homebuilding revenues totaled $364.5 million for the third quarter of 2011, decreasing by $134.3 million, or 27%, from $498.8 million for the third quarter of 2010 due to declines in housing and land sale revenues. Housing revenues of $364.4 million for the three months ended August 31, 2011 decreased by $132.5 million, or 27%, from $496.9 million for the year-earlier period, reflecting a 31% decrease in the number of homes delivered, partially offset by a 6% increase in the average selling price. We delivered 1,603 homes in the three months ended August 31, 2011, down from 2,320 homes delivered in the year-earlier period. The decrease in homes delivered was partly due to our relatively low backlog level at the beginning of our 2011 third quarter, which was down 24% on a year-over-year basis. The lower beginning backlog reflected softness in net orders in the first and second quarters of 2011 as a result of generally weak housing market conditions, the after effects of a temporary surge in demand in the first two quarters of 2010 that was motivated by the April 30, 2010 expiration of the federal homebuyer tax credit, and the strategic community count reductions we made in select markets in prior periods to align our operations with prevailing housing market activity.
Our overall average selling price of $227,400 for the three months ended August 31, 2011 increased from $214,200 for the three months ended August 31, 2010, primarily due to changes in the proportion of homes delivered from higher-priced communities and a shift in product mix. The increase reflected higher average selling prices in three of our four homebuilding reporting segments. Year over year, average selling prices for the three months ended August 31, 2011 increased 6% in our Southwest homebuilding reporting segment, 3% in our Central homebuilding reporting segment and 15% in our Southeast homebuilding reporting segment. In our West Coast homebuilding reporting segment, the average selling price for the three months ended August 31, 2011 decreased 5% from the three months ended August 31, 2010.
Homebuilding revenues of $829.8 million for the nine months ended August 31, 2011 decreased by $304.0 million, or 27%, from $1.13 billion for the year-earlier period, reflecting lower housing and land sale revenues. Housing revenues for the nine months ended August 31, 2011 totaled $829.7 million, down 27% from $1.13 billion for the corresponding period of 2010, due to a 30% decrease in the number of homes delivered, partly offset by a 4% increase in the average selling price. We delivered 3,817 homes in the nine months ended August 31, 2011, down from 5,428 homes delivered in the year-earlier period. The year-over-year decrease in the number of homes delivered reflected the lower backlog levels at the beginning of 2011 as compared to the year-earlier period for the reasons described above with respect to the third quarter of 2011. Our average selling price for the nine months ended August 31, 2011 increased to $217,400 from $208,100 for the nine months ended August 31, 2010. The year-over-year increase in the average selling price primarily reflected changes in the proportion of homes delivered from higher-priced communities and a shift in product mix.
For the three months ended August 31, 2011, land sale revenues totaled $.1 million, compared to land sale revenues of $1.9 million for the three months ended August 31, 2010. For the nine months ended August 31, 2011, revenues from land sales totaled $.2 million, compared to $4.4 million for the corresponding period of 2010. Generally, land sale revenues fluctuate with our decisions to maintain or decrease our land ownership position in certain markets based upon the volume of our holdings, our marketing strategy, the strength and number of competing developers entering particular markets at given points in time, the availability of land in markets we serve and prevailing market conditions.
Operating Income (Loss). Our homebuilding business generated operating income of $1.4 million for the three months ended August 31, 2011 and $8.4 million for the three months ended August 31, 2010. Within our homebuilding operations, the year-over-year decline in operating income for the three months ended August 31, 2011 reflected lower gross profits compared to the year-earlier quarter, partly offset by reduced selling, general and administrative expenses. The decrease in gross profits for the three months ended August 31, 2011 resulted from fewer homes delivered and a lower housing gross margin.
Our housing gross margin decreased by .6 percentage points to 16.9% in the third quarter of 2011 from 17.5% in the year-earlier quarter. The housing gross margin for the third quarter of 2011 included $7.4 million of favorable warranty adjustments resulting from trends in our overall warranty claims experience on homes previously delivered, which were partly offset by $1.2 million of inventory impairment and land option contract abandonment charges. In the year-earlier quarter, we had $3.4 million of inventory impairment and land option contract abandonment charges. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, was 17.2% in the third quarter of 2011 and 18.2% in the third quarter of 2010. The year-over-year decrease in our housing gross margin, excluding inventory impairment and land option contract abandonment charges, was largely the result of reduced leverage from the lower volume of homes delivered and a shift in product mix, partly offset by the warranty adjustments. On a sequential basis, our 2011 third quarter housing gross margin, excluding inventory impairment and land option contract abandonment charges, continued to improve, up from 13.4% and 14.9% in the first and second quarters of 2011, respectively.
Our land sales generated break-even results in the three-month periods ended August 31, 2011 and 2010.
Selling, general and administrative expenses totaled $60.2 million in the three months ended August 31, 2011, decreasing by $18.4 million, or 23%, from $78.6 million in the year-earlier period. The year-over-year decrease was mainly due to our ongoing efforts to streamline our organizational structure and reduce overhead costs while maintaining a solid growth platform, the recovery of legal expenses from insurance carriers, and fewer homes delivered. As a percentage of housing revenues, selling, general and administrative expenses were 16.5%, improving on a sequential basis from 25.4% in the first quarter and 23.2% in the second quarter of 2011. In the three months ended August 31, 2010, this ratio was 15.8%.
Our homebuilding business posted operating losses of $103.9 million for the nine months ended August 31, 2011 and $45.1 million for the nine months ended August 31, 2010, due to losses from housing operations. Within our homebuilding operations, our operating loss for the first nine months of 2011 increased by $58.8 million from the year-earlier period due to higher pretax, noncash inventory impairment and land option contract abandonment charges, lower gross profits compared to the year-earlier period and a $37.3 million loss on loan guaranty. The decrease in gross profits for the nine months ended August 31, 2011 reflected fewer homes delivered and a lower housing gross margin. The loss on loan guaranty resulted from recording our estimate of our probable net payment obligation related to the Springing Guaranty during the first quarter of 2011 and updating this estimate in the second quarter of 2011 to reflect the terms of the consensual agreement effective June 10, 2011 regarding the Plan. The $37.3 million loss on loan guaranty was in addition to the pretax, noncash joint venture impairment charge we recognized in the first quarter of 2011 to write off our remaining investment in South Edge.

In the first nine months of 2011, our housing gross margin decreased by 4.0 percentage points to 12.7% from 16.7% in the year-earlier period. For the nine months ended August 31, 2011, our housing gross margin included $23.5 million of inventory impairments and land option contract abandonments, which were partly offset by $6.2 million of favorable net warranty adjustments, largely due to the $7.4 million of favorable warranty adjustments recorded in the 2011 third quarter. For the nine months ended August 31, 2010, our housing gross margin included inventory impairments and land option contract abandonments of $16.7 million. Our housing gross margin, excluding inventory impairment and land option contract abandonment charges, was 15.6% in the nine months ended August 31, 2011 and 18.2% in the nine months ended August 31, 2010. The year-over-year decrease in our housing gross margin, excluding inventory impairment and land option contract abandonment charges, reflected the same factors described above for the 2011 third quarter.
Selling, general and administrative expenses decreased by $61.5 million, or 26%, to $172.3 million in the nine months ended August 31, 2011 from $233.8 million in the corresponding period of 2010 primarily due to our ongoing efforts to streamline our organizational structure and reduce overhead costs while maintaining a solid growth platform, the recovery of legal expenses from insurance carriers and fewer homes delivered. As a percentage of housing revenues, selling, general and administrative expenses of 20.8% in the first nine months of 2011 were nearly flat with the 20.7% posted in the year-earlier period.
Our land sales generated break-even results in the nine months ended August 31, 2011 and 2010.
Interest Income. Interest income, which is generated from short-term investments and mortgages receivable, totaled $.1 million for the three months ended August 31, 2011 and $.6 million for the year-earlier period. For the nine months ended August 31, 2011, interest income totaled $.8 million compared to $1.6 million for the corresponding period of 2010. Generally, increases and decreases in interest income are attributable to changes in the interest-bearing average balances of short-term investments and mortgages receivable, as well as fluctuations in interest rates.
Interest Expense. Interest expense results principally from borrowings to finance land purchases, housing inventory and other operating and capital needs. Our interest expense, net of amounts capitalized, totaled $12.3 million for the three months ended August 31, 2011 and $16.2 million for the three months ended August 31, 2010. For the nine months ended August 31, 2011 and 2010, our interest expense, net of amounts capitalized, totaled $36.9 million and $52.1 million, respectively. Interest expense for the nine months ended August 31, 2011 included a $3.6 million gain on the early extinguishment of secured debt. Interest expense for the nine months ended August 31, 2010 included $1.8 million of debt issuance costs written off in connection with our voluntary reduction of the aggregate commitment under the Credit Facility from $650.0 million to $200.0 million and the subsequent voluntary termination of the Credit Facility. The percentage of interest capitalized rose to 58% in the three months ended August 31, 2011 from 46% in the year-earlier period. For the nine months ended August 31, 2011, the percentage of interest capitalized increased to 54% from 44% for the year-earlier period. The year-over-year increases in the percentage of interest capitalized in the three-month and nine-month periods of 2011 were due to an increase in the amount of inventory qualifying for interest capitalization. Gross interest incurred decreased to $29.1 million for the three months ended August 31, 2011 from $30.0 million for the year-earlier period. For the nine months ended August 31, 2011, gross interest incurred decreased to $84.5 million from $91.9 million in the corresponding period of 2010 as a result of a lower average debt level in 2011 and the $3.6 million gain on the early extinguishment of secured debt included in 2011, compared to the write-off of $1.8 million of debt issuance costs included in 2010.
Equity in Income (Loss) of Unconsolidated Joint Ventures. Our equity in income of unconsolidated joint ventures was $.1 million for the three months ended August 31, 2011, compared to equity in loss of unconsolidated joint ventures of $2.0 million for the three months ended August 31, 2010. Our unconsolidated joint ventures delivered no homes in the three months ended August 31, 2011 and 24 homes in the year-earlier period. Our unconsolidated joint ventures posted no combined revenues in the third quarter of 2011 compared to $10.4 million in the year-earlier quarter. Our unconsolidated joint ventures generated combined income of $.1 million in the third quarter of 2011 and combined losses of $4.2 million in the third quarter of 2010.
For the nine months ended August 31, 2011, our equity in loss of unconsolidated joint ventures increased to $55.9 million from $4.7 million for the nine months ended August 31, 2010. The increased loss in the nine months ended August 31, 2011 was primarily due to our recognition of a pretax, noncash charge of $53.7 million to write off our remaining investment in South Edge based on the February 3, 2011 court decision discussed below under “Off-Balance Sheet Arrangements, Contractual Obligations and Commercial

Commitments” and “Part II — Item 1. Legal Proceedings.” Given the court decision, we wrote off our investment in South Edge as the joint venture was no longer able to perform its activities as originally intended.
Activities performed by our unconsolidated joint ventures generally include acquiring, developing and selling land, and, in some cases, constructing and delivering homes. Our unconsolidated joint ventures delivered one home in the first nine months of 2011 and 79 homes in the first nine months of 2010. Our unconsolidated joint ventures posted combined revenues of $.2 million for the nine months ended August 31, 2011 compared to $110.5 million for the same period of 2010. The year-over-year decrease in unconsolidated joint venture revenues in 2011 was primarily due to the sale of land by an unconsolidated joint venture in our Southeast homebuilding reporting segment in 2010. Our unconsolidated joint ventures generated combined losses of $4.5 million for the nine months ended August 31, 2011 and $13.7 million for the corresponding period of 2010.
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
Housing Gross Margin, Excluding Inventory Impairment and Land Option Contract Abandonment Charges. The following table reconciles our housing gross margin calculated in accordance with GAAP to the non-GAAP financial measure of our housing gross margin, excluding inventory impairment and land option contract abandonment charges (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010

Housing revenues	$829,663	$1,129,477	$364,457	$496,898
Housing construction and land costs	(723,886)	(940,840)	(302,834)	(409,890)

Housing gross margin	105,777	188,637	61,623	87,008
Add: Inventory impairment and land option contract abandonment charges	23,456	16,739	1,162	3,377

Housing gross margin, excluding inventory impairment and land option contract abandonment charges	$129,233	$205,376	$62,785	$90,385

Housing gross margin as a percentage of housing revenues	12.7%	16.7%	16.9%	17.5%
Housing gross margin, excluding inventory impairment and land option contract abandonment charges, as a percentage of housing revenues	15.6%	18.2%	17.2%	18.2%

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
Ratio of Net Debt to Total Capital. The following table reconciles our ratio of debt to total capital calculated in accordance with GAAP to the non-GAAP financial measure of our ratio of net debt to total capital (dollars in thousands):

	August 31,	November 30,
	2011	2010

Mortgages and notes payable	$1,586,703	$1,775,529
Stockholders’ equity	431,967	631,878

Total capital	$2,018,670	$2,407,407

Ratio of debt to total capital	78.6%	73.8%

Mortgages and notes payable	$1,586,703	$1,775,529
Less: Cash and cash equivalents and restricted cash	(590,592)	(1,019,878)

Net debt	996,111	755,651
Stockholders’ equity	431,967	631,878

Total capital	$1,428,078	$1,387,529

Ratio of net debt to total capital	69.8%	54.5%

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
HOMEBUILDING SEGMENTS
The following table presents financial information related to our homebuilding reporting segments for the periods indicated (in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010
West Coast:
Revenues	$354,348	$483,383	$175,434	$211,294
Construction and land costs	(292,305)	(378,881)	(144,675)	(171,174)
Selling, general and administrative expenses	(35,087)	(50,556)	(19,473)	(17,824)

Operating income	26,956	53,946	11,286	22,296
Other, net	(17,029)	(22,866)	(7,950)	(7,272)

Pretax income	$9,927	$31,080	$3,336	$15,024

	Nine Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010
Southwest:
Revenues	$91,411	$149,364	$39,479	$55,914
Construction and land costs	(88,706)	(113,296)	(29,611)	(41,137)
Selling, general and administrative expenses	(19,789)	(35,316)	(7,068)	(12,584)
Loss on loan guaranty	(37,330)	—	—	—

Operating income (loss)	(54,414)	752	2,800	2,193
Other, net	(59,206)	(12,551)	401	(3,995)

Pretax income (loss)	$(113,620)	$(11,799)	$3,201	$(1,802)

Central:
Revenues	$247,492	$314,786	$102,702	$140,035
Construction and land costs	(211,771)	(264,088)	(86,819)	(114,397)
Selling, general and administrative expenses	(42,887)	(45,844)	(16,550)	(17,814)

Operating income (loss)	(7,166)	4,854	(667)	7,824
Other, net	(5,223)	(8,520)	(1,520)	(2,383)

Pretax income (loss)	$(12,389)	$(3,666)	$(2,187)	$5,441

Southeast:
Revenues	$136,565	$186,313	$46,917	$91,578
Construction and land costs	(127,361)	(181,998)	(40,712)	(83,080)
Selling, general and administrative expenses	(27,485)	(32,649)	(9,480)	(14,894)

Operating loss	(18,281)	(28,334)	(3,275)	(6,396)
Other, net	(11,896)	(13,780)	(3,881)	(4,457)

Pretax loss	$(30,177)	$(42,114)	$(7,156)	$(10,853)

West Coast. Our West Coast homebuilding reporting segment generated total revenues of $175.4 million for the three months ended August 31, 2011, down 17% from $211.3 million for the year-earlier period, with revenues in both periods generated entirely from housing operations. Housing revenues for the third quarter of 2011 decreased from the year-earlier quarter due to a 13% decrease in homes delivered and a 5% decline in the average selling price. This segment delivered 524 homes in the three months ended August 31, 2011, down from 600 homes delivered in the year-earlier period, primarily due to this segment having 21% fewer homes in backlog at the beginning of the 2011 third quarter, on a year-over-year basis. The year-over-year decrease in backlog was due to lower net orders in the first two quarters of 2011, reflecting the after effects of a temporary surge in demand in the first two quarters of 2010 that was motivated by the April 30, 2010 expiration of the federal homebuyer tax credit. The average selling price decreased to $334,800 in the third quarter of 2011 from $352,200 in the third quarter of 2010, primarily due to a change in product mix.
This segment posted pretax income of $3.3 million for the three months ended August 31, 2011 and $15.0 million for the three months ended August 31, 2010. Pretax income declined in the third quarter of 2011 compared to the year-earlier quarter due to a decrease in gross profits and an increase in selling, general and administrative expenses. The gross margin decreased to 17.5% in the third quarter of 2011 from 19.0% in the year-earlier quarter, primarily due to a shift in product mix and reduced leverage from the lower volume of homes delivered, which were partly offset by favorable warranty adjustments. Pretax, noncash charges for inventory impairments totaled $.3 million in the third quarter of 2011, compared to pretax, noncash charges for inventory impairments and land option contract abandonments of $2.1 million in the year-earlier quarter. Selling, general and administrative expenses increased by $1.7 million, or 9%, to $19.5 million in the third quarter of 2011 from $17.8 million in the corresponding quarter of 2010, primarily due to increased advertising expenses associated with new home community openings.
For the nine months ended August 31, 2011, revenues from our West Coast homebuilding reporting segment totaled $354.3 million, down from $483.4 million for the year-earlier period. The revenues for the first nine months of both 2011 and 2010 were generated entirely from housing operations. For the nine months ended August 31, 2011, housing revenues declined 27% from the year-earlier period due to a 24% decrease in homes delivered and a 4% decline in the average selling price. Homes delivered decreased to 1,101 in the nine months ended August 31, 2011 from 1,440 in the nine months ended August 31, 2010, reflecting lower backlog levels at the beginning of each quarter of 2011. The average selling price declined to $321,800 in the first nine months of 2011 from $335,700 in the year-earlier period for the reasons described above with respect to the three-month period ended August 31, 2011.
Pretax income from this segment totaled $9.9 million for the nine months ended August 31, 2011 and $31.1 million for the nine months ended August 31, 2010. The year-over-year decrease in pretax income was primarily due to lower gross profits, partly offset by decreases in selling, general and administrative expenses. The gross margin decreased to 17.5% in the first nine months of 2011 from 21.6% in the year-earlier period for the reasons described above with respect to the three-month period ended August 31, 2011. Pretax, noncash charges for inventory impairments and land option contract abandonments were $1.8 million in the nine months ended August 31, 2011 and $3.3 million in the year-earlier period. Selling, general and administrative expenses decreased by $15.5 million, or 31%, to $35.1 million in the first nine months of 2011 from $50.6 million in the first nine months of 2010, largely due to a gain on the sale of a multi-level residential building we operated as a rental property and our efforts to reduce overhead costs.
Southwest. Total revenues from our Southwest homebuilding reporting segment decreased 29% to $39.5 million for the three months ended August 31, 2011 from $55.9 million for the year-earlier period, due to lower housing and land sale revenues. All of the revenues for the three months ended August 31, 2011 were generated entirely from housing operations. Housing revenues for the 2011 third quarter decreased 27% to $39.5 million from $54.0 million for the year-earlier quarter due to a 31% decrease in the number of homes delivered, partly offset by a 6% increase in the average selling price. We delivered 232 homes at an average selling price of $170,200 in the third quarter of 2011 compared to 337 homes delivered at an average selling price of $160,200 in the year-earlier quarter. The year-over-year decrease in the number of homes delivered was largely due to this segment having 26% fewer homes in backlog at the start of the 2011 third quarter compared to the start of the 2010 third quarter, which reflected lower net orders driven by weak housing market conditions and a highly competitive environment in the first two quarters of 2011. The increase in the average selling price reflected a shift in product mix. This segment generated no land sale revenues for the third quarter of 2011 and $1.9 million of land sale revenues for the year-earlier quarter.
This segment posted pretax income of $3.2 million for the three months ended August 31, 2011, compared to a pretax loss of $1.8 million for the three months ended August 31, 2010. The pretax results for the third quarter of 2011 improved compared to the year-earlier quarter primarily due to a reduction in selling, general and administrative expenses. The gross margin decreased to 25.0% in the third quarter of 2011 from 26.4% in the third quarter of 2010, reflecting reduced leverage from the lower number of homes delivered, which was partly offset by favorable warranty adjustments. Selling, general and administrative expenses decreased by $5.5 million, or 44%, to $7.1 million in the three months ended August 31, 2011 from $12.6 million in the year-earlier quarter, mainly due to overhead cost reductions, and a lower volume of homes delivered in this segment.
For the nine months ended August 31, 2011, total revenues from our Southwest homebuilding reporting segment decreased 39% to $91.4 million from $149.4 million for the year-earlier period, reflecting lower housing and land sale revenues. Housing revenues decreased 37% to $91.4 million from $145.5 million for the year-earlier period due to a 37% decrease in the number of homes delivered. We delivered 573 homes in the nine months ended August 31, 2011 compared to 912 homes delivered in the year-earlier period with the decrease in homes delivered reflecting lower backlog levels at the beginning of each quarter of 2011. The average selling price of $159,500 in the first nine months of 2011 remained flat with the year-earlier period. This segment posted no land sale revenues for the first nine months of 2011 compared to $3.9 million of land sale revenues for the year-earlier period.
Pretax losses from this segment totaled $113.6 million for the nine months ended August 31, 2011 and $11.8 million for the corresponding period of 2010. The pretax loss increased for the first nine months of 2011 compared to the year-earlier period largely due to the $53.7 million noncash joint venture impairment charge we incurred in writing off our investment in South Edge and the $37.3 million loss on loan guaranty also related to South Edge. The gross margin decreased to 3.0% in the nine months ended August 31, 2011 from 24.1% in the nine months ended August 31, 2010, primarily reflecting pretax, noncash inventory impairment and land option contract abandonment charges. These charges totaled $19.0 million in the nine months ended August 31, 2011, compared to $1.0 million of such charges in the year-earlier period, primarily due to an $18.1 million adjustment to the fair value of real estate collateral that we took back on a note receivable in the second quarter of 2011. Selling, general and administrative expenses decreased by $15.5 million, or 44%, to $19.8 million in the first nine months of 2011 from $35.3 million in the year-earlier period as a result of overhead cost reductions, a drop in legal expenses and the lower volume of homes delivered.
Central. Total revenues from our Central homebuilding reporting segment decreased 27% to $102.7 million for the three months ended August 31, 2011 from $140.0 million for the corresponding period of 2010, due to a decline in housing revenues. In the third quarter of 2011, housing revenues decreased 27% to $102.6 million from $140.0 million in the year-earlier quarter as a result of a 29% decrease in homes delivered, partly offset by a 3% increase in the average selling price. In the third quarter of 2011, we delivered 611 homes at an average selling price of $168,000 compared to 855 homes delivered in the third quarter of 2010 at an average selling price of $163,800. The year-over-year decrease in the number of homes delivered was partly due to the 16% lower backlog at the start of the 2011 third quarter compared to the year-earlier quarter, which was driven by a decline in net orders in the first two quarters of 2011 primarily reflecting the impact of the April 30, 2010 expiration of the federal homebuyer tax credit. The higher average selling price reflected a change in product mix. This segment generated land sale revenues of $.1 million for the third quarter of 2011 and no land sale revenues for the year-earlier quarter.
This segment generated pretax losses of $2.2 million for the three months ended August 31, 2011, compared to pretax income of $5.4 million for the year-earlier period. In the third quarter of 2011, the pretax loss was mainly due to lower gross profits reflecting fewer homes delivered in this segment and a lower gross margin. The gross margin decreased to 15.5% in the third quarter of 2011 from 18.3% in the third quarter of 2010, primarily reflecting reduced leverage from the lower volume of homes delivered, which was partly offset by favorable warranty adjustments. Selling, general and administrative expenses totaled $16.6 million in the three months ended August 31, 2011, down 7% from $17.8 million in the three months ended August 31, 2010. This decrease reflected overhead cost reductions and the decline in the number of homes delivered.
For the nine months ended August 31, 2011, our Central homebuilding reporting segment posted total revenues of $247.5 million, down 21% from $314.8 million for the year-earlier period, reflecting lower housing revenues. Housing revenues decreased 21% to $247.4 million for the first nine months of 2011 from $314.3 million for the year-earlier period, mainly due to a 25% decrease in homes delivered, partly offset by a 5% increase in the average selling price. We delivered 1,449 homes in the nine months ended August 31, 2011 compared to 1,934 homes delivered in the year-earlier period, reflecting lower backlog levels at the start of each of the first three quarters of 2011 due largely to the strategic community count reductions we made in prior periods to align our operations in this segment with prevailing housing market activity. The average selling price rose to $170,700 in the first nine months of 2011 from $162,500 in the year-earlier period, primarily due to a change in product mix. Land sale revenues totaled $.1 million for the nine months ended August 31, 2011 and $.5 million for the nine months ended August 31, 2010.
Pretax losses from this segment totaled $12.4 million for the nine months ended August 31, 2011 and $3.7 million for the corresponding period of 2010. The pretax loss for the first nine months of 2011 included $1.1 million of noncash inventory impairment and land option contract abandonment charges, compared to $6.3 million of land option contract abandonment charges in the year-earlier period. The gross margin decreased to 14.4% in the nine months ended August 31, 2011 from 16.1% in the year-earlier period for the reasons described above with respect to the three-month period ended August 31, 2011. Selling, general and administrative expenses of $42.9 million in the first nine months of 2011 decreased by $2.9 million, or 6%, from $45.8 million in the corresponding period of 2010, primarily due to overhead cost reductions and the lower volume of homes delivered.
Southeast. Our Southeast homebuilding reporting segment generated total revenues of $46.9 million for the third quarter of 2011, down 49% from $91.6 million for the year-earlier quarter. Revenues in both periods were generated solely from housing operations. The decrease in housing revenues reflected a 55% year-over-year decrease in homes delivered, partly offset by a 15% year-over-year increase in the average selling price. We delivered 236 homes in the third quarter of 2011, down from 528 homes delivered in the year-earlier quarter, mainly due to this segment having 41% fewer homes in backlog at the start of the third quarter of 2011 as compared to the year-earlier period, reflecting lower net orders in the first half of 2011. The average selling price increased to $198,800 in the third quarter of 2011 from $173,400 in the year-earlier quarter, reflecting a change in product mix and a higher number of homes delivered from our higher-priced communities in the Washington D.C. metro market in 2011.

Pretax losses from this segment totaled $7.2 million for the three months ended August 31, 2011 and $10.9 million for the year-earlier period. The loss from this segment narrowed for the three months ended August 31, 2011 from the year-earlier period, reflecting a decrease in selling, general and administrative expenses, partly offset by lower gross profits stemming from the decrease in homes delivered. The gross margin increased to 13.2% in the third quarter of 2011 from 9.3% in the third quarter of 2010. There were no noncash inventory impairment or land option contract abandonment charges in the third quarter of 2011, compared to noncash charges for land option contract abandonments of $1.2 million in the third quarter of 2010. Selling, general and administrative expenses decreased by 36% to $9.5 million in the third quarter of 2011 from $14.9 million in the year-earlier quarter reflecting overhead cost reductions as well as the lower volume of homes delivered.
For the first nine months of 2011, total revenues from our Southeast homebuilding reporting segment totaled $136.6 million, down 27% from $186.3 million for the year-earlier period. Revenues in each period were generated solely from housing operations. Housing revenues for the first nine months of 2011 declined year over year due to a 39% decrease in the number of homes delivered, partly offset by a 21% increase in the average selling price. We delivered 694 homes in the nine months ended August 31, 2011 compared to 1,142 homes delivered in the corresponding period of 2010, largely due to lower backlog levels at the beginning of each quarter of 2011. The lower backlog levels in the 2011 period were due in part to a strategic reduction in our market presence in the Carolinas. The average selling price rose to $196,800 in the first nine months of 2011 from $163,100 in the year-earlier period for the reasons described above with respect to the three-month period ended August 31, 2011.
This segment posted pretax losses of $30.2 million for the nine months ended August 31, 2011 and $42.1 million for the nine months ended August 31, 2010. The pretax loss for the nine months ended August 31, 2011 narrowed on a year-over-year basis due to an increase in the gross margin, and a decrease in selling, general and administrative expenses. In the nine months ended August 31, 2011, noncash charges for inventory impairments and land option contract abandonments totaled $1.6 million, compared to $6.1 million in the year-earlier period. The gross margin improved to 6.7% in the nine months ended August 31, 2011, from 2.3% in the nine months ended August 31, 2010, largely due to the increase in the average selling price. Selling, general and administrative expenses of $27.5 million in the first nine months of 2011 decreased by $5.1 million, or 16%, from $32.6 million in the first nine months of 2010 for the reasons described above with respect to the three-month period ended August 31, 2011.
FINANCIAL SERVICES
Our financial services segment provides title and insurance services to our homebuyers. This segment also provided mortgage banking services to our homebuyers indirectly through KBA Mortgage, a joint venture of a subsidiary of ours and a subsidiary of Bank of America, N.A., with each partner having a 50% ownership interest in the venture. The Bank of America, N.A. subsidiary partner operated KBA Mortgage. We accounted for KBA Mortgage as an unconsolidated joint venture in the financial services reporting segment of our consolidated financial statements. From its formation in 2005 until June 30, 2011, KBA Mortgage provided mortgage banking services to a significant proportion of our homebuyers. During the first quarter of 2011, the Bank of America, N.A. subsidiary partner in KBA Mortgage approached us about exiting the joint venture due to the desire of Bank of America, N.A. to cease participating in joint venture structures in its business. As a result, effective June 27, 2011, KBA Mortgage stopped accepting loan applications, and it ceased offering mortgage banking services to our homebuyers after June 30, 2011. After June 30, 2011, Bank of America, N.A. is processing and closing only the residential consumer mortgage loans that KBA Mortgage originated for our homebuyers on or before June 26, 2011. We entered into a marketing services agreement with MetLife Home Loans, a division of MetLife Bank, N.A., effective June 27, 2011. Under the agreement, MetLife Home Loans’ personnel, located onsite at several of our new home communities, can offer (i) financing options and mortgage loan products to our homebuyers, (ii) to prequalify homebuyers for residential consumer mortgage loans, and (iii) to commence the loan origination process for homebuyers who elect to use MetLife Home Loans. We make marketing materials and other information regarding MetLife Home Loans’ financing options and mortgage loan products available to our homebuyers and are compensated solely for the fair market value of these services. MetLife Home Loans and MetLife Bank, N.A. are not affiliates of ours or any of our subsidiaries. Our homebuyers are under no obligation to use MetLife Home Loans and may select any lender of their choice to obtain mortgage financing for the purchase of a home. We do not have any ownership, joint venture or other interests in or with MetLife Home Loans or MetLife Bank, N.A. or with respect to the revenues or income that may be generated from MetLife Home Loans providing mortgage banking services to, or originating residential consumer mortgage loans for, our homebuyers. We expect that our agreement with MetLife Home Loans will help our homebuyers obtain reliable mortgage banking services to purchase a home.

The following table presents a summary of selected financial and operational data for our financial services segment (dollars in thousands):

	Nine Months Ended August 31,		Three Months Ended August 31,
	2011	2010	2011	2010

Revenues	$6,178	$5,187	$2,784	$2,182
Expenses	(2,481)	(2,639)	(829)	(754)
Equity in income (loss) of unconsolidated joint venture	(376)	5,946	(888)	996

Pretax income	$3,321	$8,494	$1,067	$2,424

Total originations (a):
Loans	1,633	4,353	234	1,827
Principal	$315,899	$810,609	$44,744	$347,372
Percentage of homebuyers using KBA Mortgage	66%	83%	57%	83%
Loans sold to third parties (a):
Loans	1,862	4,545	452	2,089
Principal	$370,599	$826,756	$93,445	$386,619
(a)
Loan originations and sales occur within KBA Mortgage, which stopped accepting loan applications effective June 27, 2011 and ceased offering mortgage banking services to our homebuyers after June 30, 2011.

Revenues. Financial services revenues totaled $2.8 million for the three months ended August 31, 2011 and $2.2 million for the three months ended August 31, 2010, and included revenues from interest income, title services and insurance commissions. Financial services revenues for the three months ended August 31, 2011 also included revenues from our marketing services agreement with MetLife Home Loans, which became effective in late June 2011. The revenues associated with the marketing services agreement represent the fair market value of the services we provided in connection with the agreement. In the first nine months of 2011, financial services revenues totaled $6.2 million compared to $5.2 million in the corresponding year-earlier period. The year-over-year increases in financial services revenues in the three-month and nine-month periods ended August 31, 2011 resulted mainly from the revenues associated with the new marketing services agreement with MetLife Home Loans and higher revenues from title services.
Expenses. General and administrative expenses totaled $.8 million in each of the three-month periods ended August 31, 2011 and 2010. In the first nine months of 2011, general and administrative expenses decreased slightly to $2.5 million, compared to $2.6 million in the year-earlier period.
Equity in Income (Loss) of Unconsolidated Joint Venture. The equity in loss of unconsolidated joint venture of $.9 million for the three months ended August 31, 2011 and the equity in income of unconsolidated joint venture of $1.0 million for the three months ended August 31, 2010 both relate to our 50% interest in KBA Mortgage. For the nine months ended August 31, 2011, the equity in loss of unconsolidated joint venture totaled $.4 million, compared to equity in income of unconsolidated joint venture of $5.9 million for the nine months ended August 31, 2010. KBA Mortgage originated 234 loans in the third quarter of 2011 compared to 1,827 loans in the year-earlier quarter. In the first nine months of 2011, KBA Mortgage originated 1,633 loans, down from 4,353 loans originated in the year-earlier period. The percentage of our homebuyers using KBA Mortgage as a loan originator decreased to 57% for the three months ended August 31, 2011 from 83% for the three months ended August 31, 2010. For the nine months ended August 31, 2011, the rate was 66% compared to 83% for the year-earlier period.
The unconsolidated joint venture results for the three-month and nine-month periods ended August 31, 2011 mainly reflected KBA Mortgage’s ceasing to accept loan applications effective June 27, 2011 and ceasing to offer mortgage banking services to our homebuyers after June 30, 2011. Consequently, the results generated in our financial services segment from our equity in income (loss) of the unconsolidated mortgage banking joint venture (i.e., KBA Mortgage), declined substantially in the quarter ending August 31, 2011 compared to the quarters ending May 31, 2011 and February 28, 2011. Our marketing services agreement with MetLife Home

Loans will not result in any income for us based on an equity interest. We will be compensated solely for the fair market value of the services we provide.
INCOME TAXES
We had no income tax benefit or expense for the three months ended August 31, 2011 and an income tax benefit of $5.3 million for the three months ended August 31, 2010. For the nine months ended August 31, 2011, our income tax expense totaled $.1 million, compared to an income tax benefit of $5.0 million for the nine months ended August 31, 2010. Due to the effects of our deferred tax asset valuation allowances, carrybacks of our NOLs, and changes in our unrecognized tax benefits, our effective tax rates for the three-month and nine-month periods ended August 31, 2011 and 2010 are not meaningful items as our income tax amounts are not directly correlated to the amount of our pretax losses for those periods.
In accordance with ASC 740, we evaluate our deferred tax assets quarterly to determine if valuation allowances are required. During the three months ended August 31, 2011, we recorded a valuation allowance of $2.5 million against net deferred tax assets generated from the loss for the period. During the three months ended August 31, 2010, we recorded a net reduction of $2.4 million to the valuation allowance against net deferred tax assets. The net reduction was comprised of a $5.4 million federal income tax benefit from the increased carryback of our 2009 net operating loss to offset earnings we generated in 2004 and 2005, partially offset by a $3.0 million valuation allowance recorded against the net deferred tax assets generated from the loss for the period. For the nine months ended August 31, 2011, we recorded valuation allowances of $73.3 million against the net deferred tax assets generated from losses for the period. For the nine months ended August 31, 2010, we recorded a net increase of $31.6 million to the valuation allowance against net deferred tax assets. The net increase was comprised of a $37.0 million valuation allowance recorded against the net deferred tax assets generated from the loss for the period, partially offset by the $5.4 million federal income tax benefit from the increased carryback of our 2009 net operating loss to offset earnings we generated in 2004 and 2005.
Our net deferred tax assets totaled $1.1 million at both August 31, 2011 and November 30, 2010. The deferred tax asset valuation allowance increased to $844.4 million at August 31, 2011 from $771.1 million at November 30, 2010. This increase reflected the net impact of the $73.3 million valuation allowance recorded during the nine months ended August 31, 2011.
The benefits of our NOLs, built-in losses and tax credits would be reduced or potentially eliminated if we experienced an “ownership change” under Section 382. Based on our analysis performed as of August 31, 2011, we do not believe that we have experienced an ownership change as defined by Section 382, and, therefore, the NOLs, built-in losses and tax credits we have generated should not be subject to a Section 382 limitation as of this reporting date.
Liquidity and Capital Resources
Overview. We historically have funded our homebuilding and financial services activities with internally generated cash flows and external sources of debt and equity financing.
During the period from 2006 through 2009, amid the general downturn in the housing market, we focused on generating cash by exiting or reducing our investments in certain markets, selling land positions and interests, and improving the financial performance of our homebuilding operations. The cash generated from these efforts improved our liquidity, enabled us to reduce debt levels and strengthened our consolidated financial position. While continuing to manage our use of cash to operate our business to position our operations to capitalize on future growth opportunities, from 2009 through the first nine months of 2011, we made strategic acquisitions of attractive land assets that met our investment and marketing standards and invested in land development to maintain a solid growth platform in our targeted markets. We invested approximately $409 million in land and land development in the first nine months of 2011, and expect that our total land and land development investment for our 2011 fiscal year will be approximately $550 million, nearly the same as our total investment for our 2010 fiscal year, which was approximately $560 million. While we have made a significant investment in land and land development in 2011 to support our strategic goals, we ended our 2011 third quarter with $590.6 million of cash and cash equivalents and restricted cash, with $113.2 million of this amount comprised of restricted cash. We had $1.02 billion of cash and cash equivalents and restricted cash at November 30, 2010. The majority of our unrestricted cash and cash equivalents at August 31, 2011 was invested in money market accounts and U.S. government securities. Our cash, cash equivalents and restricted cash decreased by $144.7 million during the third quarter of 2011, primarily due to the repayment of the $100 Million Senior Notes upon their August 15, 2011 maturity.
As discussed further below, on or around November 30, 2011 we anticipate that we will need to satisfy a net payment obligation related to South Edge. We estimate that the probable amount of this net payment obligation is $226.4 million based on the terms of the consensual agreement effective June 10, 2011 regarding the Plan. At the same time, we currently expect to have higher home deliveries, higher housing gross margins, and lower selling, general and administrative expenses as a percentage of housing revenues in the second half of 2011 compared to the first half of 2011. Therefore, excluding our anticipated net payment obligation related to South Edge, we expect to have positive operating cash flow for the second half of this year on an overall basis. Considering the above factors as a whole, and by maintaining a disciplined approach to land and land development investments, we believe that at our 2011 fiscal year-end we will have a balance of cash and cash equivalents and restricted cash of over $500 million after funding our anticipated 2011 operating needs (including our anticipated net payment obligation related to South Edge, if satisfied on or before November 30, 2011). We will continue to evaluate our future cash requirements and financing opportunities available in the capital markets. Depending on housing market conditions, resource allocation priorities and developments relating to South Edge, we plan to use a portion of our unrestricted cash and cash equivalents in 2011 to acquire additional land assets and increase our new home communities to support our primary strategic goal of achieving profitability. Our land acquisition and new home community opening plans are further discussed below under “Outlook.”
Capital Resources. At August 31, 2011, we had $1.59 billion of mortgages and notes payable outstanding compared to $1.78 billion outstanding at November 30, 2010, reflecting the repayment of the $100 Million Senior Notes upon their August 15, 2011 maturity and the repayment of secured debt during the first nine months of 2011.
Our financial leverage, as measured by the ratio of debt to total capital, was 78.6% at August 31, 2011, compared to 73.8% at November 30, 2010. Our ratio of net debt to total capital at August 31, 2011 was 69.8%, compared to 54.5% at November 30, 2010.
Following our voluntary termination of the Credit Facility effective March 31, 2010, we entered into the LOC Facilities with various financial institutions to obtain letters of credit in the ordinary course of operating our business. As of August 31, 2011, $64.3 million of letters of credit were outstanding under the LOC Facilities. The LOC Facilities require us to deposit and maintain cash with the issuing financial institutions as collateral for our letters of credit outstanding. As of August 31, 2011, the amount of cash maintained for the LOC Facilities totaled $65.0 million and was included in restricted cash in our consolidated balance sheet as of that date. We may maintain, revise or, if necessary or desirable, enter into additional or expanded letter of credit facilities with the same or other financial institutions.
In addition to the cash deposits maintained for the LOC Facilities, restricted cash on our consolidated balance sheet at August 31, 2011 included $26.8 million required as collateral for a surety bond and $21.4 million of cash deposited in an escrow account pursuant to a consensual plan of reorganization for one of our unconsolidated joint ventures.
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
As of August 31, 2011, we were in compliance with the applicable terms of our covenants under our senior notes, the indenture, and mortgages and land contracts due to land sellers and other loans. Our ability to secure future debt financing may depend in part on our ability to remain in such compliance.

As further described below under “Part II — Item 1. Legal Proceedings,” on February 3, 2011, the bankruptcy court entered an order for relief on the Petition and appointed a Chapter 11 trustee for South Edge. As a result of this court decision and based on the terms of the consensual agreement effective June 10, 2011 regarding the Plan, we estimate that our probable net payment obligation related to South Edge is $226.4 million, though we estimate that our net payment obligation could range between approximately $214 million and $240 million. The ultimate payment we may make will depend on a number of factors, including whether the Plan becomes effective. Our estimate of our probable net payment obligation related to South Edge may change if new information subsequently becomes available.
Depending on available terms, we finance certain land acquisitions with purchase-money financing from land sellers or with other forms of financing from third parties. At August 31, 2011, we had outstanding mortgages and land contracts due to land sellers and other loans payable in connection with such financing of $28.4 million, secured primarily by the underlying property.
Consolidated Cash Flows. Operating, investing and financing activities in total used net cash of $428.2 million in the nine months ended August 31, 2011 and $254.4 million in the nine months ended August 31, 2010.
Operating Activities. Operating activities used net cash of $309.9 million in the nine months ended August 31, 2011 and $164.1 million in the corresponding period of 2010. The year-over-year change in net operating cash flows was primarily due to a $190.7 million federal income tax refund we received during the nine months ended August 31, 2010. There was no such refund received in the nine months ended August 31, 2011.
Our uses of cash for operating activities in the first nine months of 2011 included a net loss of $192.7 million, a net increase in inventories of $177.8 million (excluding the property we took back on a $40.0 million note receivable; inventory impairment and land option contract abandonment charges; and an increase of $9.6 million in consolidated inventories not owned) in conjunction with our land asset acquisition activities, a net decrease in accounts payable, accrued expenses and other liabilities of $47.0 million, a net increase in receivables of $10.9 million and other operating uses of $1.6 million.
In the first nine months of 2010, our uses of cash for operating activities included a net increase in inventories of $149.0 million (excluding inventory impairment and land option contract abandonment charges; $53.1 million of inventories acquired through seller financing; and a decrease of $37.6 million in consolidated inventories not owned), a net decrease in accounts payable, accrued expenses and other liabilities of $147.3 million, a net loss of $86.8 million, and other operating uses of $2.8 million. The cash used in the first nine months of 2010 was partly offset by a net decrease in receivables of $182.8 million, mainly due to the $190.7 million federal income tax refund we received during the period.
Investing Activities. Investing activities provided net cash of $78.6 million in the nine months ended August 31, 2011 and used net cash of $2.2 million in the year-earlier period. The year-over-year change in net investing cash flows was primarily due to proceeds of $80.6 million received in the first nine months of 2011 from the sale of a multi-level residential building we operated as a rental property. The cash provided was partly offset by $1.9 million used for investments in unconsolidated joint ventures and $.1 million used for net purchases of property and equipment. In the first nine months of 2010, we used cash of $1.5 million for investments in unconsolidated joint ventures and $.7 million for net purchases of property and equipment.
Financing Activities. Financing activities used net cash of $196.8 million in the first nine months of 2011 and $88.1 million in the first nine months of 2010. The year-over-year change resulted primarily from the repayment of the $100 Million Senior Notes and an increase in net payments on mortgages and land contracts due to land sellers and other loans in 2011 compared to 2010. In the first nine months of 2011, cash was used for the repayment of the $100 Million Senior Notes at their scheduled August 15, 2011 maturity, and for net payments on mortgages and land contracts due to land sellers and other loans of $86.1 million, primarily related to the repayment of debt secured by the multi-level residential building we sold during the period. Uses of cash in the first nine months of 2011 also included dividend payments on our common stock of $14.4 million. The cash used was partially offset by a $2.3 million decrease in our restricted cash balance and $1.4 million of cash provided from the issuance of common stock under employee stock plans.
In the first nine months of 2010, cash was used for net payments of $73.4 million on mortgages and land contracts due to land sellers and other loans, dividend payments on common stock of $14.4 million, an increase in our restricted cash balance of $2.1 million, and repurchases of common stock of $.4 million in connection with the satisfaction of employee withholding taxes on vested restricted stock. The cash used was partially offset by $1.6 million provided from the issuance of common stock under employee stock plans and $.6 million from excess tax benefits associated with the exercise of stock options.
During the three months ended February 28, 2011, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on February 17, 2011 to stockholders of record on February 3, 2011. During the three months ended May 31, 2011, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on May 19, 2011 to stockholders of record on May 5, 2011. During the three months ended August 31, 2011, our board of directors declared a cash dividend of $.0625 per share of common stock, which was paid on August 18, 2011 to stockholders of record on August 4, 2011. A cash dividend of $.0625 per share of common stock was also declared and paid during each of the three-month periods ended February 28, 2010, May 31, 2010 and August 31, 2010. The declaration and payment of future cash dividends on our common stock are at the discretion of our board of directors, and depend upon, among other things, our expected future earnings, cash flows, capital requirements, debt structure and any adjustments thereto, operational and financial investment strategy and general financial condition, as well as general business conditions.
Shelf Registration Statement. We have an automatically effective universal shelf registration statement on file with the SEC. The 2011 Shelf Registration, which was filed on September 20, 2011, registers the offering of debt and equity securities that we may issue from time to time in amounts to be determined.
Share Repurchase Program. At August 31, 2011, we were authorized to repurchase 4,000,000 shares of our common stock under a board-approved share repurchase program. We did not repurchase any shares of our common stock under this program in 2011. We have not repurchased common shares pursuant to a common stock repurchase plan for the past several years and any resumption of such stock repurchases will be at the discretion of our board of directors.
In the present environment, we are managing our use of cash for investments to maintain and grow our business. Based on our current capital position, and notwithstanding our anticipated net payment obligation related to South Edge, we believe we will have adequate resources and sufficient access to external financing sources to satisfy our current and reasonably anticipated future requirements for funds to acquire capital assets and land, to construct homes, to finance our financial services operations, and to meet any other needs in the ordinary course of our business. Although our land acquisition and land development activities in the fourth quarter of 2011 and into 2012 will remain subject to market conditions, we are analyzing potential acquisitions and will use our present financial position and a portion of our unrestricted cash resources to purchase assets in desirable, long-term markets when the prices, timing and strategic fit meet our investment and marketing standards. In the fourth quarter of 2011, we may also use or redeploy our unrestricted cash and cash equivalents or engage in other financial transactions, including capital markets transactions, though there is no plan to issue equity.
Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
We have investments in unconsolidated joint ventures that conduct land acquisition, development and/or other homebuilding activities in various markets where our homebuilding operations are located. Our partners in these unconsolidated joint ventures are unrelated homebuilders, and/or land developers and other real estate entities, or commercial enterprises. We entered into these unconsolidated joint ventures in previous years to reduce or share market and development risks and to increase the number of our owned and controlled homesites. In some instances, participation in these unconsolidated joint ventures has enabled us to acquire and develop land that we might not otherwise have had access to due to a project’s size, financing needs, duration of development or other circumstances. While we have viewed our participation in these unconsolidated joint ventures as potentially beneficial to our homebuilding activities, we do not view such participation as essential and have unwound our participation in a number of these unconsolidated joint ventures in the past few years.
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
We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures, typically on a pro rata basis equal to their respective equity interests. The obligations to make capital contributions are governed by each such unconsolidated joint venture’s respective operating agreement and related governing documents. We also share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. These unconsolidated joint ventures had total assets of $192.9 million at August 31, 2011 and $789.4 million at November 30, 2010. Our investment in these unconsolidated joint ventures totaled $51.3 million at August 31, 2011 and $105.6 million at November 30, 2010.
Our unconsolidated joint ventures finance land and inventory investments for a project through a variety of arrangements. To finance their respective land acquisition and development activities, certain of our unconsolidated joint ventures have obtained loans from third-party lenders that are secured by the underlying property and related project assets. Of our unconsolidated joint ventures at November 30, 2010, only South Edge had outstanding debt, which was secured by a lien on South Edge’s assets, with a principal balance of $327.9 million. As of August 31, 2011, the principal balance of South Edge’s outstanding debt remained at $327.9 million.
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
In addition to completion and carve-out guarantees, we provided the Springing Guaranty to the Administrative Agent in connection with secured loans made to South Edge that comprise its outstanding debt. By its terms, the Springing Guaranty’s obligations arise after the occurrence of an involuntary bankruptcy proceeding or an involuntary bankruptcy petition filed against South Edge that is not dismissed within 60 days or for which an order or decree approving or ordering any such proceeding or petition is entered. On February 3, 2011, a bankruptcy court entered an order for relief on the Petition filed against South Edge and appointed a Chapter 11 trustee for South Edge. Although we believe that there are potential offsets or defenses to prevent or minimize the enforcement of the Springing Guaranty, as a result of the February 3, 2011 order for relief on the Petition, we consider it probable that we became responsible to pay certain amounts to the Administrative Agent related to the Springing Guaranty. Therefore, our consolidated financial statements at August 31, 2011 reflect a net payment obligation of $226.4 million, representing our estimate of the probable amount that we would pay to the Administrative Agent (on behalf of the South Edge lenders) related to the Springing Guaranty and to pay for certain fees, expenses and charges and for certain allowed general unsecured claims in the South Edge bankruptcy case. This estimate is based on the terms of a consensual agreement, effective June 10, 2011, regarding the Plan. As a result of recording our probable net payment obligation at February 28, 2011, and taking into account accruals we had previously established with respect to South Edge and factoring in an offset for the estimated fair value of the South Edge land we expect to acquire as a result of satisfying the payment obligation, as discussed below, we recognized a charge of $22.8 million in the first quarter of 2011 that was reflected as a loss on loan guaranty in our consolidated statements of operations. This charge was in addition to the joint venture impairment charge of $53.7 million that we recognized in the first quarter of 2011 to write off our investment in South Edge. In the second quarter of 2011, in updating our estimate of our probable net payment obligation to reflect the terms of the consensual agreement effective June 10, 2011 regarding the Plan, we recorded an additional loss on loan guaranty of $14.6 million. The consensual agreement effective June 10, 2011 and the Plan are discussed further below under “Part II — Item 1. Legal Proceedings.” Our probable net obligation related to South Edge may change if new information subsequently becomes available.
Based on the terms of the Plan, we anticipate acquiring approximately 600 developable acres of the land owned by South Edge. Therefore, we consider our probable net payment obligation to be partially offset by $75.2 million, the estimated fair value of our share of the South Edge land at August 31, 2011. We calculated this estimated fair value using a present value methodology and assuming that we would develop the land, build and sell homes on most of the land, and sell the remainder of the developed land. This fair value estimate at August 31, 2011 reflected our expectations of the price we would receive for our share of the South Edge land in the land’s then-current state in an orderly (not a forced) transaction under then-prevailing market conditions. This fair value estimate also reflected judgments and key assumptions concerning (a) housing market supply and demand conditions, including estimates of average selling prices; (b) estimates of potential future home sales and cancellation rates; (c) anticipated entitlements and development plans for the land; (d) anticipated land development, construction and overhead costs to be incurred; and (e) a risk-free rate of return and an expected risk premium, in each case in relation to an expected 15-year life for the South Edge project.
Among the key assumptions used in the present value methodology was the anticipated appreciation in revenues and costs over the expected life of the South Edge project, which is further discussed in Note 10. Investments in Unconsolidated Joint Ventures in the Notes to Consolidated Financial Statements in this report. Due to the judgment and assumptions applied in the estimation process with respect to the fair value of our share of the South Edge land at August 31, 2011, including as to the anticipated appreciation in revenues and costs over the life of the South Edge project, it is possible that actual results could differ substantially from those estimated. We will continue to review and update as appropriate our fair value estimates of our share of the South Edge land to reflect changes in relevant market conditions and other applicable factors.
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
Our investments in joint ventures may create a variable interest in a VIE, depending on the contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. All of our joint ventures at August 31, 2011 and November 30, 2010 were determined under the provisions of ASC 810 to be unconsolidated joint ventures and were accounted for using the equity method, either because they were not VIEs or, if they were VIEs, we were not the primary beneficiary of the VIEs.
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
In compliance with ASC 810, we analyze our land option and other similar contracts to determine whether the corresponding land sellers are VIEs and, if so, whether we are the primary beneficiary. Although we do not have legal title to the underlying land, ASC 810 requires us to consolidate a VIE if we are determined to be the primary beneficiary. As a result of our analyses, we determined that, as of August 31, 2011 and November 30, 2010, we were not the primary beneficiary of any VIEs from which we are purchasing land under land option and other similar contracts. In determining whether we are the primary beneficiary, we consider, among other things, whether we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance. Such activities would include, among other things, determining or limiting the scope or purpose of the VIE, selling or transferring property owned or controlled by the VIE, or arranging financing for the VIE. We also consider whether we have the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.

As of August 31, 2011, we had cash deposits totaling $2.6 million associated with land option and other similar contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $110.6 million, and had cash deposits totaling $13.0 million associated with land option and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $219.3 million. As of November 30, 2010, we had cash deposits totaling $2.6 million associated with land option and other similar contracts that we determined to be unconsolidated VIEs, having an aggregate purchase price of $86.1 million, and had cash deposits totaling $12.2 million associated with land option and other similar contracts that we determined were not VIEs, having an aggregate purchase price of $274.3 million.
We also evaluate our land option and other similar contracts involving financing arrangements in accordance with ASC 470, and, as a result of our evaluations, increased inventories, with a corresponding increase to accrued expenses and other liabilities, in our consolidated balance sheets by $25.1 million at August 31, 2011 and $15.5 million at November 30, 2010.
Critical Accounting Policies
The preparation of our consolidated financial statements requires the use of judgment in the application of accounting policies and estimates of uncertain matters. There have been no significant changes to our critical accounting policies and estimates during the nine months ended August 31, 2011 from those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended November 30, 2010. Below is supplemental information regarding our critical accounting policy for inventory impairments and land option contract abandonments.
As discussed in Note 7. Inventory Impairments and Land Option Contract Abandonments in the Notes to Consolidated Financial Statements in this report, each land parcel or community in our owned inventory is assessed to determine if indicators of potential impairment exist. Impairment indicators are assessed separately for each land parcel or community on a quarterly basis and include, but are not limited to the following: significant decreases in sales rates, average selling prices, volume of homes delivered, gross margins on homes delivered or projected margins on homes in backlog or future housing sales; significant increases in budgeted land development and construction costs or cancellation rates; or projected losses on expected future land sales. If indicators of potential impairment exist for a land parcel or community, the identified asset is evaluated for recoverability in accordance with ASC 360. We evaluated 33 land parcels or communities for recoverability during each of the three-month periods ended August 31, 2011 and 2010. We evaluated 97 land parcels or communities and 88 land parcels or communities for recoverability during the nine months ended August 31, 2011 and 2010, respectively. Some of these land parcels or communities evaluated during the nine months ended August 31, 2011 and 2010 were evaluated in more than one quarterly period.
When an indicator of potential impairment is identified for a land parcel or community, we test the asset for recoverability by comparing the carrying value of the asset to the undiscounted future net cash flows expected to be generated by the asset. The undiscounted future net cash flows are impacted by then-current conditions and trends in the market in which an asset is located as well as factors known to us at the time the cash flows are calculated. The undiscounted future net cash flows consider recent trends in our sales, backlog and cancellation rates. Among the trends considered with respect to the three-month and nine-month periods ended August 31, 2011 and 2010 were the after effects of a temporary surge in demand in the first two quarters of 2010 that was motivated by the April 30, 2010 expiration of the federal homebuyer tax credit. Also taken into account were our future expectations related to the following: market supply and demand, including estimates concerning average selling prices; sales and cancellation rates; and anticipated land development, construction and overhead costs to be incurred. With respect to the three-month and nine-month periods ended August 31, 2011, these expectations reflected our experience that market conditions for our assets in inventory where impairment indicators were identified have been generally stable in 2010 and into 2011, with no significant deterioration or improvement identified as to revenue and cost drivers, excluding the temporary, though significant impact of the expiration of the federal homebuyer tax credit. Based on this experience, and taking into account the year-over-year increase in net orders in the third quarter of 2011 and the year-over-year increase in the number of new home communities, our inventory assessments considered an expected improved sales pace for the remainder of 2011.

Given the inherent challenges and uncertainties in forecasting future results, our inventory assessments at the time they are made generally assume the continuation of then-current market conditions, subject to identifying information suggesting a sustained deterioration or improvement in such conditions or other significant changes. Therefore, for most of our assets in inventory where impairment indicators are identified, our quarterly inventory assessments for the remainder of 2011, at the time made, will anticipate sales rates, average selling prices and costs to generally continue at or near then-current levels through an affected asset’s estimated remaining life. These estimates, trends and expectations are specific to each land parcel or community and may vary among land parcels or communities.
In our inventory assessments during the third quarter of 2011, we determined that the declines in our sales and backlog levels that we experienced in the third and fourth quarters of 2010 did not reflect a sustained change in market conditions preventing recoverability. Rather, we considered that they reflected the after effects of a temporary surge in demand in the first two quarters of 2010 that was motivated by the April 30, 2010 expiration of the federal homebuyer tax credit. Also contributing to these declines in our sales and backlog levels were strategic community count reductions we made in select markets in prior periods to align our operations with market activity levels.
A real estate asset is considered impaired when its carrying value is greater than the undiscounted future net cash flows the asset is expected to generate. Impaired real estate assets are written down to fair value, which is primarily based on the estimated future cash flows discounted for inherent risk associated with each asset. The discount rates used in our estimated discounted cash flows were 17% and 18% during the three months ended August 31, 2011 and 2010, respectively, and ranged from 17% to 20% during the nine-month periods ended August 31, 2011 and 2010. These discounted cash flows are impacted by the following: the risk-free rate of return; expected risk premium based on estimated land development, construction and delivery timelines; market risk from potential future price erosion; cost uncertainty due to development or construction cost increases; and other risks specific to the asset or conditions in the market in which the asset is located at the time the assessment is made. These factors are specific to each land parcel or community and may vary among land parcels or communities.
Based on the results of our evaluations, we recognized pretax, noncash inventory impairment charges of $.3 million in the three months ended August 31, 2011 associated with one community with a post-impairment fair value of $1.1 million. In the three months ended August 31, 2010, we recognized $1.4 million of pretax, noncash inventory impairment charges associated with one community with a post-impairment fair value of $2.7 million. In the nine months ended August 31, 2011, we recognized pretax, noncash inventory impairment charges of $21.4 million associated with nine land parcels or communities with a post-impairment fair value of $29.9 million. These charges included an $18.1 million adjustment to the fair value of real estate collateral in our Southwest homebuilding reporting segment that we took back on a note receivable in the second quarter of 2011. In the nine months ended August 31, 2010, we recognized $8.2 million of pretax, noncash inventory impairment charges associated with five land parcels or communities with a post-impairment fair value of $6.6 million. The inventory impairments we recorded during the three-month and nine-month periods ended August 31, 2011 and 2010 reflected declining asset values in certain markets due to unfavorable economic and competitive conditions.
As of August 31, 2011, the aggregate carrying value of our inventory that had been impacted by pretax, noncash inventory impairment charges was $366.8 million, representing 56 land parcels or communities. As of November 30, 2010, the aggregate carrying value of our inventory that had been impacted by pretax, noncash inventory impairment charges was $418.5 million, representing 72 land parcels or communities.
Our inventory held under land option and other similar contracts is assessed to determine whether it continues to meet our internal investment and marketing standards. Assessments are made separately for each such land parcel on a quarterly basis and are affected by the following, among other factors: current and/or anticipated sales rates, average selling prices and home delivery volume; estimated land development and construction costs; and projected profitability on expected future housing or land sales. When a decision is made to not exercise certain land option and other similar contracts due to market conditions and/or changes in marketing strategy, we write off the costs, including non-refundable deposits and pre-acquisition costs, related to the abandoned projects. Based on the results of our assessments, we recognized pretax, noncash land option contract abandonment charges of $.8 million corresponding to 209 lots in the three months ended August 31, 2011 and $1.9 million of such charges corresponding to 284 lots in the three months ended August 31, 2010.

In the nine months ended August 31, 2011 and 2010, we recognized pretax, noncash land option contract abandonment charges of $2.1 million corresponding to 467 lots and $8.5 million corresponding to 685 lots, respectively. The charges for land option contract abandonments reflected our termination of land option contracts on projects that no longer met our investment standards or marketing strategy.
Inventory impairment and land option contract abandonment charges are included in construction and land costs in our consolidated statements of operations.
The estimated remaining life of each land parcel or community in our inventory depends on various factors, such as the total number of lots remaining; the expected timeline to acquire and entitle land and develop lots to build homes; the anticipated future sales and cancellation rates; and the expected timeline to build and deliver homes sold. While it is difficult to determine a precise timeframe for any particular inventory asset, we estimate our inventory assets’ remaining operating lives under current and expected future market conditions to range generally from one year to in excess of 10 years. Based on current market conditions and expected delivery timelines, we expect to realize, on an overall basis, the majority of our current inventory balance within three to five years. The following table presents our inventory balance as of August 31, 2011, based on our current estimated timeframe as to when the last home within an applicable land parcel or community will be delivered (in millions):

			Greater than
Less than 2 years	3-5 years	6-10 years	10 years	Total

$1,046.6	$403.7	$326.5	$123.8	$1,900.6

Due to the judgment and assumptions applied in the estimation process with respect to inventory impairments, land option contract abandonments and the remaining operating lives of our inventory assets, it is possible that actual results could differ substantially from those estimated.
We believe that the carrying value of our inventory balance as of August 31, 2011 is recoverable. Our considerations in making this determination include the factors and trends incorporated into our impairment analyses, and as applicable, the regulatory environment, the competition from other homebuilders, the inventory levels and sales activity of resale and foreclosure homes, and the local economic conditions where an asset is located. However, if conditions in the overall housing market or in specific markets worsen in the future beyond our current expectations, if future changes in our marketing strategy significantly affect any key assumptions used in our fair value calculations, or if there are material changes in the other items we consider in assessing recoverability, we may recognize pretax, noncash charges in future periods for inventory impairments or land option contract abandonments, or both, related to our current inventory assets. Any such pretax, noncash charges could be material to our consolidated financial statements.
Recent Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-06, which provides amendments to ASC 820-10. ASU 2010-06 requires additional disclosures and clarifications of existing disclosures for recurring and nonrecurring fair value measurements. The revised guidance was effective for us in the second quarter of 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. ASU 2010-06 concerns disclosure only and will not have a material impact on our consolidated financial position or results of operations.
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
Outlook
At August 31, 2011, our backlog totaled 2,657 homes, representing projected future housing revenues of approximately $559.3 million. By comparison, at August 31, 2010, our backlog totaled 2,169 homes, representing projected future housing revenues of approximately $455.3 million. The 22% year-over-year increase in the number of homes in our backlog was mainly due to the increase in our net orders in the third quarter of 2011 compared to 2010. The 23% year-over-year increase in the projected future housing revenues in our backlog at August 31, 2011 reflected the higher number of homes in backlog across all of our homebuilding reporting segments.
Net orders generated by our homebuilding operations increased 40% to 1,838 in the three months ended August 31, 2011 from the 1,314 net orders generated in the corresponding period of 2010. Net orders rose in each of our four homebuilding reporting segments, with increases ranging from 22% in our Central homebuilding reporting segment to 73% in our West Coast homebuilding reporting segment. The favorable year-over-year net order comparison in the third quarter of 2011 partly reflected activity from recently opened communities as well as the depressed net order level in the year-earlier quarter stemming from the April 30, 2010 expiration of the federal tax credit for first-time homebuyers. As a percentage of gross orders, our third quarter cancellation rate decreased to 29% in 2011 from 33% in 2010.
During the first nine months of 2011, we and the homebuilding industry continued to face difficult market conditions that have persisted to varying degrees since the housing market downturn began in 2006. We believe it is likely that market conditions will remain challenging in the fourth quarter of 2011 and into 2012. Although turbulent macroeconomic conditions, weak growth in employment and low consumer confidence are currently hindering a broader housing market recovery, we are seeing some encouraging signs of stability in certain markets that are located close to active employment centers, that feature a relative balance of housing supply and demand, and that offer historically high affordability levels. Therefore, in the short term, we are managing our business to these current market realities while also positioning our operations to take advantage of anticipated future growth driven by demographic trends and improved economic conditions as they unfold.
For the fourth quarter of 2011, we will continue to focus on pursuing the integrated strategic actions we have taken in the past few years to transform our business with the changing housing market dynamics, including following the principles of our KBnxt operational business model; increasing the number of our new home communities; making targeted inventory investments in attractive markets to maintain a solid growth platform; driving additional operational efficiencies and overhead cost reductions; maintaining a strong balance sheet; and remaining attentive to market conditions and the needs of our core customers. We believe the year-over-year growth in net orders and backlog we generated in the third quarter of 2011, and the sequential improvement during the year in our housing gross margin and selling, general and administrative expenses as a percentage of housing revenues, demonstrate that our strategic focus is working and that it is helping us make tangible progress towards our top priority of restoring and maintaining the profitability of our homebuilding operations. Presently, at the forefront of our strategic actions are our ongoing initiatives to own or control well-priced finished or partially finished lots that meet our investment and marketing standards, and to open new home communities, in select locations that are expected to offer attractive near term and long term sales growth. We invested approximately $409 million in land and land development in the first nine months of 2011, and expect that our total land and land development investment for our 2011 fiscal year will be approximately $550 million, nearly the same as our total investment for our 2010 fiscal year, which was approximately $560 million. We opened over 90 new home communities in the first nine months of 2011, bringing our total community count, net of communities closed out, at the end of the third quarter to 233, a 10% increase from the prior year. We expect to open approximately 20 additional communities in the fourth quarter of this year. Continuing a strategic emphasis that began in 2009, during the first nine months of 2011, the majority of our land and land development investments and many of our new home community openings have been weighted to California and Texas, which we see as having relatively stronger growth prospects than other areas of the country. Substantially all of the new home communities opened this year feature, or will feature, our value-engineered product and, with the improved operating efficiencies we have implemented, they are expected to generate revenues at a lower cost basis compared to our older communities, helping to restore the profitability of our homebuilding operations. In addition, we have seen our homebuyer profile at several of the communities we have opened this year shift to higher income first-time and move-up consumers, which has resulted in our generating increased revenues from homes delivered from these communities relative to our older communities.
We currently expect our net orders, home deliveries, overall average selling price, revenues and housing gross margin in the fourth quarter of 2011 to increase sequentially, and our selling, general and administrative expenses as a percentage of housing revenues to decrease sequentially, in each case as compared to our third quarter results, generating a corresponding improvement in our operating leverage and bringing our financial metrics into better balance while also driving stronger bottom line results for the second half of the year as compared to the first half. We also expect to end 2011 with a higher number of homes in backlog than we had at year-end 2010. Due to the relatively weak financial results we have experienced in the first three quarters, though, we do not anticipate a net profit for 2011. However, we believe that we will achieve profitability in the fourth quarter of 2011, assuming housing markets remain at or close to current activity levels.
Despite the progress we have made over the past several quarters and our current expectations for the fourth quarter of 2011, our ability to generate positive results from our strategic initiatives, including achieving and maintaining profitability and increasing the number of homes delivered, remains constrained by, among other things, the current unbalanced supply and demand conditions in many housing markets, which are unlikely to abate soon given the present economic and employment environment; by low levels of consumer confidence; by the cautiousness of qualified homebuyers in making home purchase decisions, which we believe is, among other things, moderating the pace of sales at our new home communities; by tight residential consumer mortgage lending standards; and by the reduction in or unwinding of government programs and incentives designed to support homeownership and/or home purchases, including as to applicable limits and standards for government-insured residential consumer mortgage loans. The pace and the extent to which we acquire new land interests, invest in land development and open new home communities will depend significantly on market and economic conditions, including actual and expected sales rates, and the availability of desirable land assets. It may also depend on the ultimate resolution of the bankruptcy proceedings and related matters impacting South Edge (including our anticipated net payment obligation, as discussed above), and on our using or redeploying our unrestricted cash and cash equivalents and/or our engaging in capital market transactions.
Nonetheless, we believe that at our 2011 fiscal year-end we will have a balance of cash and cash equivalents and restricted cash of over $500 million after funding our anticipated 2011 operating needs (including our anticipated net payment obligation related to South Edge, if satisfied on or before November 30, 2011). While we will continue to evaluate our future cash requirements and financing opportunities available in the capital markets, there is no plan to issue equity.
We continue to believe that a meaningful improvement in housing market conditions will require a sustained decrease in unsold homes, selling price stabilization, reduced mortgage delinquency and foreclosure rates, and a significantly improved economic climate, particularly with respect to job growth and consumer and credit market confidence that support a decision to buy a home. We cannot predict when or the extent to which these events may occur. Moreover, if conditions in our served markets decline further, we may need to take additional pretax, noncash charges for inventory and joint venture impairments and land option contract abandonments, and we may decide that we need to reduce, slow or even abandon our present land acquisition and development and new home community opening plans for those markets. Our present land acquisition and development and new home community opening plans may also be curtailed by the outcome of matters involving South Edge, as noted above. Our results could also be adversely affected if general economic conditions do not notably improve or actually decline, if job losses accelerate or weak employment levels persist, if residential consumer mortgage delinquencies, short sales and foreclosures increase, if residential consumer mortgage lending becomes less available or more expensive, or if consumer confidence weakens, any or all of which could further delay a recovery in housing markets or result in further deterioration in operating conditions, and if competition for home sales intensifies. Despite these difficulties and risks, we believe we are favorably positioned financially and operationally to succeed in advancing our primary strategic goals, particularly in view of longer-term demographic, economic and population-growth trends that we expect will once again drive future demand for homeownership.
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
Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. The most important risk factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to: general economic, employment and business conditions; adverse market conditions that could result in additional impairments or abandonment charges and operating losses, including an oversupply of unsold homes, declining home prices and increased foreclosure and short sale activity, among other things; conditions in the capital and credit markets (including residential consumer mortgage lending standards, the availability of residential consumer mortgage financing and mortgage foreclosure rates); material prices and availability; labor costs and availability; changes in interest rates; inflation; our debt level, including our ratio of debt to total capital, and our ability to adjust our debt level and structure; weak or declining consumer confidence, either generally or specifically with respect to purchasing homes; competition for home sales from other sellers of new and existing homes, including sellers of homes obtained through foreclosures or short sales; weather conditions, significant natural disasters and other environmental factors; government actions, policies, programs and regulations directed at or affecting the housing market (including, but not limited to, the Dodd-Frank Act, tax credits, tax incentives and/or subsidies for home purchases, tax deductions for residential consumer mortgage interest payments and property taxes, tax exemptions for profits on home sales, and programs intended to modify existing mortgage loans and to prevent mortgage foreclosures), the homebuilding industry, or construction activities; the availability and cost of land in desirable areas and our ability to identify and acquire such land; our warranty claims experience with respect to homes previously delivered and actual warranty costs incurred; legal or regulatory proceedings or claims, including the involuntary bankruptcy and other legal proceedings involving South Edge described in this report; the confirmation by the bankruptcy court of a consensual plan of reorganization for South Edge and the implementation of such a plan in accordance with the terms of the consensual agreement effective June 10, 2011 among us, the Administrative Agent, several of the lenders to South Edge, and certain of the other members of South Edge and their respective parent companies; the ability and/or willingness of participants in our unconsolidated joint ventures to fulfill their obligations; our ability to access capital; our ability to use the net deferred tax assets we have generated; our ability to successfully implement our current and planned product, geographic and market positioning (including, but not limited to, our efforts to expand our inventory base/pipeline with desirable land positions or interests at reasonable cost and to expand the number of our new home communities), revenue growth and cost reduction strategies; consumer traffic to our new home communities and consumer interest in our product designs, including The Open Series™; the impact of KBA Mortgage ceasing to accept loan applications effective June 27, 2011 and ceasing to offer mortgage banking services to our homebuyers after June 30, 2011; the manner in which our homebuyers are offered and obtain residential consumer mortgage loans and mortgage banking services; and other events outside of our control. Please see our periodic reports and other filings with the SEC for a further discussion of these and other risks and uncertainties applicable to our business.

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
The following table presents principal cash flows by scheduled maturity, weighted average interest rates and the estimated fair value of our long-term debt obligations as of August 31, 2011 (dollars in thousands):

		Weighted Average
Fiscal Year of Expected Maturity	Fixed Rate Debt	Interest Rate

2011	$—	—%
2012	—	—
2013	—	—
2014	249,609	5.8
2015	749,003	6.1
Thereafter	559,710	8.1

Total	$1,558,322	6.8%

Fair value at August 31, 2011	$1,378,550

For additional information regarding our market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended November 30, 2010.
Item 4. Controls and Procedures
We have established disclosure controls and procedures to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to management, including the President and Chief Executive Officer (the “Principal Executive Officer”) and Executive Vice President and Chief Financial Officer (the “Principal Financial Officer”), as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of senior management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2011.
There were no changes in our internal control over financial reporting during the quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
The Petition alleged that South Edge failed to undertake certain development-related activities and to repay amounts due on the Loans, that the petitioning lenders were undersecured, and that South Edge was generally not paying its debts as they became due. The Loans were used by South Edge to partially finance both the purchase of certain real property located near Las Vegas, Nevada and the development of a residential community on that property. The Loans are secured by the underlying property and related South Edge assets. As of August 31, 2011, the outstanding principal balance of the Loans was $327.9 million.
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
Pursuant to the terms of the Plan, we would pay to the South Edge lenders an amount between approximately $214 million and $225 million on the effective date of the Plan. We have deposited $21.4 million of this amount in an escrow account, which is reflected as restricted cash in our consolidated balance sheet as of August 31, 2011. The other Participating Members also would pay certain amounts to the South Edge lenders on the effective date of the Plan and have similarly deposited amounts into an escrow account. The exact sum that we and the other Participating Members would pay to the South Edge lenders depends on the outcome of proceedings the Chapter 11 trustee for South Edge has commenced against, among others, a South Edge member that is not a Participating Member in order to determine the amount of pledged infrastructure development funds that can be applied to the South Edge debt. In addition to their payments to the South Edge lenders, we and the other Participating Members would each be responsible for certain fees, expenses and charges and for certain allowed general unsecured claims, and would receive the benefit of potential contributions and recoveries that would, in the aggregate, affect our respective costs related to the Plan. Taking all of this into account, we estimate that our probable net payment obligation under the terms of the consensual agreement effective June 10, 2011 regarding the Plan is $226.4 million, though it could possibly be as high as $240 million.
If the Plan becomes effective, we anticipate that we would (a) acquire our share of the land owned by South Edge (amounting to at least approximately 65% of the land and as much as approximately 68%) as a result of a bankruptcy court-approved disposition of the land to a newly created entity in which we would expect to be a part owner, and (b) without further payment, satisfy or assume the respective liens of the Administrative Agent and the South Edge lenders on the land. In addition, if the Plan becomes effective, we anticipate that all South Edge-related claims, potential guaranty obligations (including our potential Springing Guaranty obligation), and litigation between the Administrative Agent (on behalf of itself and the South Edge lenders) and the Participating Members would be resolved, although lenders holding less than 8% ownership in the Loans made to South Edge that are not currently expected to consent to the Plan and members of South Edge that are not Participating Members may assert certain claims against us, which claims we would vigorously dispute.
The agreement may be terminated by the Administrative Agent or the Participating Members upon the occurrence of certain specified events, including a failure to meet the specified dates on which the above-described activities in support of the Plan are to occur. On September 8, 2011, the bankruptcy court approved a disclosure statement designed to implement the Plan, and a hearing to confirm the Plan is scheduled for October 17, 2011. As of the date of this report, we believe that the other Participating Members, the Administrative Agent and the South Edge lenders that are party to the agreement are able to and will fulfill their respective obligations as contemplated under the Plan if it becomes effective.
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
The ultimate resolution of the South Edge bankruptcy, the Lender Litigation and the appeal of the arbitration panel decision, and the time at which any resolution is reached with respect to each matter, are uncertain and involve multiple factors, including whether the Plan becomes effective, the actions of the Chapter 11 trustee for South Edge, and court decisions. Further, the ultimate resolution of the South Edge bankruptcy (including with respect to our anticipated net payment obligation related to South Edge), the Lender Litigation and the appeal of the arbitration panel decision could have a material effect on our liquidity, as further discussed above under “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
In addition to the specific proceedings described above, we are involved in other litigation and regulatory proceedings incidental to our business that are in various procedural stages. We believe that the accruals we have recorded for probable and reasonably estimable losses with respect to these proceedings are adequate and that, as of August 31, 2011, it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the estimated amounts already recognized on our consolidated financial statements. We evaluate our accruals for litigation and regulatory proceedings at least quarterly and, as appropriate, adjust them to reflect (i) the facts and circumstances known to us at the time, including information regarding negotiations, settlements, rulings and other relevant events and developments; (ii) the advice and analyses of counsel; and (iii) the assumptions and judgment of management. Similar factors and considerations are used in establishing new accruals for proceedings as to which losses have become probable and reasonably estimable at the time an evaluation is made. Based on our experience, we believe that the amounts that may be claimed or alleged against us in these proceedings are not a meaningful indicator of our potential liability. The outcome of any of these proceedings, including the defense and other litigation-related costs and expenses we may incur, however, is inherently uncertain and could differ significantly from the estimate reflected in a related accrual, if made. Therefore, it is possible that the ultimate outcome of any proceeding, if in excess of a related accrual or if no accrual had been made, could be material to our consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes to the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended November 30, 2010.

Item 6. Exhibits
Exhibits
10.43	Consensual agreement effective June 10, 2011.
31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KB HOME Registrant
Dated October 7, 2011	By:	/s/ JEFF J. KAMINSKI
Jeff J. Kaminski
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated October 7, 2011	By:	/s/ WILLIAM R. HOLLINGER
William R. Hollinger
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS
10.43	Consensual agreement effective June 10, 2011.
31.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffrey T. Mezger, President and Chief Executive Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Jeff J. Kaminski, Executive Vice President and Chief Financial Officer of KB Home Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from KB Home’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.